Form 10-Q
period 1996-06-30
VIVUS INC
filed 1996-08-12
CIK 881524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    June 30, 1996
                                ------------------------------------------------
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   -----------------------
Commission File Number:  0-23490
                        --------------------------------------------------------

                                   VIVUS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      94-3136179
- --------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     identification Number)

 545 MIDDLEFIELD ROAD, SUITE 200                   MENLO PARK, CA 94025
- --------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                       (Zip Code)

             (415) 325-5511
- --------------------------------------------------------------------------------
 (Registrant's Telephone Number, Including Area Code

                N/A
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [ X ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At August 8, 1996, 16,162,434 shares of common stock were outstanding.

Exhibit index on page 28

                                   VIVUS, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                     ASSETS

                                                                 JUNE 30,        DECEMBER 31,
                                                                   1996             1995
                                                                ----------        ---------
                                                                (unaudited)
Current assets:
    Cash and cash equivalents                                    $     796        $     973
    Available-for-sale securities                                   53,105           21,136
    Interest and other receivables                                     618              449
    Prepaid expenses and other                                         352              141
                                                                 ---------        ---------
        Total current assets                                        54,871           22,699
Property, net                                                        4,675            3,888
Available-for-sale securities, non-current                          31,862           17,415
Other                                                                 --                 47
                                                                 ---------        ---------

        Total Assets                                             $  91,408        $  44,049
                                                                 =========        =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                             $     716        $     353
    Accrued and other liabilities                                    3,269            2,515
                                                                 ---------        ---------
        Total current liabilities                                    3,985            2,868
                                                                 ---------        ---------


Stockholders' equity:
    Preferred stock; no par value; shares authorized -
      5,000,000 at June 30, 1996 and December 31, 1995;
      shares outstanding - none at June 30, 1996 and
      December 31, 1995                                               --               --

    Common stock; $.001 par value; shares authorized -
      30,000,000 at June 30, 1996 and December 31, 1995;
      shares outstanding - June 30, 1996, 15,820,664;
      December 31, 1995, 13,475,570                                     16               13
    Paid in capital                                                147,686           91,472
    Unrealized gain (loss) on securities                              (103)             114
    Deferred compensation                                             (570)            (791)
    Accumulated deficit                                            (59,606)         (49,627)
                                                                 ---------        ---------
        Total stockholders' equity                                  87,423           41,181
                                                                 ---------        ---------

        Total Liabilities and Stockholders' Equity               $  91,408        $  44,049
                                                                 =========        =========

                                   VIVUS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (unaudited, in thousands, except per share amounts)



                                      PERIOD FROM
                                     APRIL 16, 1991
                                      (INCEPTION)         THREE MONTHS ENDED                SIX MONTHS ENDED
                                        THROUGH                 JUNE 30,                        JUNE 30,
                                        JUNE 30,        ------------------------        ------------------------
                                          1996            1996            1995            1996            1995
                                        --------        --------        --------        --------        --------

Revenue                                 $ 10,000        $ 10,000        $   --          $ 10,000        $   --

Operating expenses:
     Research and development             63,030          12,187           6,103          17,545          11,216
     General and administrative           12,658           2,004           1,029           3,383           1,926
                                        --------        --------        --------        --------        --------

         Total operating expenses         75,688          14,191           7,132          20,928          13,142
                                        --------        --------        --------        --------        --------

Loss from operations                     (65,688)         (4,191)         (7,132)        (10,928)        (13,142)

Interest income                            6,082             446             719             949           1,272
                                        --------        --------        --------        --------        --------

         Net Loss                       $(59,606)       $ (3,745)       $ (6,413)       $ (9,979)       $(11,870)
                                        ========        ========        ========        ========        ========



Net loss per common and
  equivalent share                                      $  (0.26)       $  (0.47)       $  (0.71)       $  (0.92)
                                                        ========        ========        ========        ========


Shares used in the computation of
  net loss per share                                      14,224          13,529          14,100          12,925
                                                        ========        ========        ========        ========

                                   VIVUS, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)



                                                                PERIOD FROM
                                                               APRIL 16, 1991
                                                                (INCEPTION)        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                  THROUGH               JUNE 30,                    JUNE 30,
                                                                  JUNE 30,       ----------------------     -----------------------
                                                                    1996           1996         1995          1996          1995
                                                                  ---------      ---------    ---------     ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     $ (59,606)     $  (3,745)   $  (6,413)    $  (9,979)    $ (11,870)
     Adjustments to reconcile net loss to net cash
          used for operating activities:
          Depreciation and amortization                               1,627            239          130           477           249
          Amortization of deferred compensation                       1,205            111          111           221           222
          Issuance of common stock for patent rights                  6,683          5,821         --           5,821          --
          Issuance of preferred stock for services                      150           --           --            --            --
          Changes in assets and liabilities:
              Interest and other receivables                           (618)          (102)        (148)         (169)         (226)
              Prepaid expenses and other                               (352)          (131)         (50)         (211)          (82)
              Accounts payable                                          716            368            8           363          (464)
              Accrued and other liabilities                           3,269            118         (952)          754           659
                                                                  ---------      ---------    ---------     ---------     ---------
                  Net cash used for operating activities            (46,926)         2,679       (7,314)       (2,723)      (11,512)
                                                                  ---------      ---------    ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property purchases                                              (6,299)          (765)        (976)       (1,264)       (1,950)
     Securities purchases                                          (370,539)       (64,424)     (34,885)      (69,402)      (70,227)
     Proceeds from sale/maturity of securities                      285,469         12,247       22,104        22,769        62,682
     Other assets                                                      --             --             (1)           47            (5)
                                                                  ---------      ---------    ---------     ---------     ---------
                  Net cash used for investing activities            (91,369)       (52,942)     (13,758)      (47,850)       (9,500)
                                                                  ---------      ---------    ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of preferred stock                                         34,252           --           --            --            --
     Sale of common stock                                           103,862         49,798       22,377        49,798        22,377
     Exercise of common stock options                                   652            231            3           494            51
     Purchase of common stock through employee
          stock purchase plan                                           326            104           80           104            80
     Repurchase of common stock                                          (1)          --           --            --            --
                                                                  ---------      ---------    ---------     ---------     ---------
                  Net cash provided by financing activities         139,091         50,133       22,460        50,396        22,508
                                                                  ---------      ---------    ---------     ---------     ---------

NET INCREASE (DECREASE) IN CASH
     AND CASH EQUIVALENTS                                               796           (130)       1,388          (177)        1,496

CASH AND CASH EQUIVALENTS:
     Beginning of period                                               --              926        2,145           973         2,037
                                                                  ---------      ---------    ---------     ---------     ---------
     End of period                                                $     796      $     796    $   3,533     $     796     $   3,533
                                                                  =========      =========    =========     =========     =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Deferred compensation recorded relating to
          stock option grants                                     $   1,774      $    --      $    --       $    --       $    --
     Unrealized gain (loss) on securities                              (103)           (56)         352          (217)          610

                                   VIVUS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996


1.     BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


2.     NET LOSS PER SHARE

         Net loss per common and equivalent share is based on the weighted average number of common and equivalent shares outstanding during the period. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common equivalent shares include all common shares issued and options and warrants to purchase shares of common stock granted by the Company at a price less than the initial public offering price during the period January 1, 1993 through the initial public offering date (using the treasury stock method for options and warrants and based on the public offering price of $14.00 per share) as if they were outstanding for all periods presented prior to the initial public offering. Options granted by the Company prior to January 1, 1993 have been excluded in the calculation of common and common equivalent shares outstanding since they would serve to reduce the net loss per share.


3.     DELAWARE REINCORPORATION

         The Company was incorporated on April 16, 1991 in California and reincorporated in Delaware on May 24, 1996. The classification of the capital accounts reflects the effect of the reincorporation for all periods presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DESCRIPTION OF BUSINESS

         Since its inception in April 1991, VIVUS, Inc. (the "Company"), a development stage company, has focused on the design and development of products for the treatment of erectile dysfunction. The Company has devoted substantially all its efforts to research and development conducted on its behalf and through collaboration with clinical institutions. The Company's primary product, MUSE(R) (alprostadil), has moved from preclinical development to regulatory application phase over the last three years. The Company has generated a cumulative net loss of $59,606,000 for the period from its inception through June 30, 1996. The ability of the Company to successfully develop, obtain regulatory approval for, manufacture, and market MUSE (alprostadil) is dependent on many factors. The Company is subject to a number of risks including the approval of its product, its ability to scale-up its manufacturing capabilities and secure adequate supply of raw materials, its ability to successfully market, distribute and sell its product, and intense competition. Accordingly, there can be no assurance of the Company's future success.

         Spending increased from 1993 through the period ended June 30, 1996 largely as a result of expanded operational activities related to the Company's Phase II and III clinical trials, preparing the MUSE (alprostadil) New Drug Application ("NDA") for the FDA and expansion of its manufacturing capabilities. Spending levels will continue to increase during 1996 as the Company further develops its commercial manufacturing, marketing and sales capabilities.

         In May 1996, the Company issued 200,000 shares of common stock to Alza in order for the Company to maintain exclusive rights to certain patents and patent applications beyond 1998. In connection with this issuance, the Company recorded a charge of approximately $5,900,000 to the consolidated statement of operations.

         To date, the Company has received no revenue from product sales. In May 1996, the Company completed a marketing agreement with Astra AB ("Astra") to purchase the Company's products for resale in Europe, South America, Central America, Australia and New Zealand. As consideration for execution of the marketing agreement, Astra paid the Company $10 million in June 1996. The Company will be paid up to an additional $20 million in the event it achieves certain milestones. The Company does not anticipate significant revenue from operations for at least two years. The Company does not have any experience in manufacturing or selling MUSE (alprostadil) in commercial quantities. Whether the Company can successfully manage the transition to a large scale commercial enterprise will depend upon the successful further development of its manufacturing capability and its distribution network and attainment of domestic and foreign regulatory approvals for MUSE

(alprostadil) and other potential products. Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company anticipates that it will continue to incur losses over at least the next twelve months as it expands its operations, prepares for the anticipated commercial introduction of MUSE (alprostadil) and expands its research and development activities with regard to other products. To achieve profitability, the Company must obtain the necessary regulatory approvals and successfully manufacture, introduce and market MUSE (alprostadil). The time required to reach profitability is highly uncertain and there can be no assurance that the Company will be able to obtain profitability on a sustained basis, if at all.

         The Company currently relies on a single therapeutic approach to treat erectile dysfunction, the transurethral system for erection. The Company recently completed Phase III clinical trials and submitted an NDA to the FDA for its anticipated first product, MUSE (alprostadil). While the Company's NDA was accepted for priority review by the FDA, there can be no assurance that FDA approval will be granted on a timely basis, if at all, or if granted, that such approval will not contain significant limitations in the form of warnings, precautions or contraindications with respect to condition of use. Failure to obtain approval of the Company's NDA for MUSE (alprostadil) on a timely basis, if at all, or if granted, the failure to successfully commercialize MUSE (alprostadil) would have a material adverse effect on the Company.

         In April 1994, the Company successfully completed an initial public offering of 2,473,000 shares of common stock, with net proceeds to the Company of $31,578,000.

         The Company completed a secondary public offering of 1,800,000 shares of common stock in April 1995. Of the total number of shares offered, 1,670,000 shares were sold by the Company and 130,000 shares were sold by a current stockholder. Net proceeds to the Company were $22,483,000.

         The Company completed a third public offering of 2,000,000 shares of common stock in June 1996. Net proceeds to the Company were approximately $49,800,000. In July 1996, the underwriters for this offering exercised their option to purchase an additional 300,000 shares to cover over-allotments. The Company received approximately $7,500,000 in net proceeds for these shares.

         The second, fourth, fifth and sixth, paragraphs of this Description of Business section contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in the above mentioned paragraphs and the factors set forth in the Risk Factors section of this quarterly report.


RESULTS OF OPERATIONS

         Three months Ended June 30, 1996 and 1995, and Six Months Ended June 30, 1996 and 1995

         No revenues from product sales have been recorded from inception to June 30, 1996. As consideration for execution of the Astra marketing agreement, Astra paid the Company $10 million in June 1996, which the Company recorded as milestone revenue in the consolidated statement of operations.

         For the three months ended June 30, 1996, research and development expenses were $12,187,000 compared with $6,103,000 for the three months ended June 30, 1995, an increase of 100%. For the six months ended June 30, 1996, research and development expenses were $17,545,000 compared with $11,216,000 for the six months ended June 30, 1995, an increase of 56%. The increase in both periods was due primarily to the Company issuing 200,000 shares of common stock to Alza in May 1996 in order for the Company to maintain exclusive rights to certain patents and patent applications beyond 1998. In connection with this issuance, the Company recorded a charge of approximately $5,900,000 to the consolidated statement of operations. The increases were also a result of higher pre-launch manufacturing and quality assurance expenses. These were partially offset by lower clinical costs resulting from the completion of the Phase II and III clinical trials in 1995.

         General and administrative expenses for the three months ended June 30, 1996 were $2,004,000 compared with $1,029,000 for the three months ended June 30, 1995, an increase of 95%. General and administrative expenses for the six months ended June 30, 1996 were $3,383,000 compared with $1,926,000 for the six months ended June 30, 1995, an increase of 76%. These increases resulted primarily from hiring additional personnel to support the growth of the Company's operations, and higher marketing and legal expenses.

         Spending levels will continue to increase during 1996 as the Company further develops its commercial manufacturing, marketing and sales capabilities.

         Interest income for the three months ended June 30, 1996 was $446,000 compared with $719,000 for the three months ended June 30, 1995. Interest income for the six months ended June 30, 1996 was $949,000 compared with $1,272,000 for the six months ended June 30, 1995. The decreases were primarily the result of lower average invested cash balances.

         LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company has financed operations primarily from the sale of preferred and common stock. Through June 30, 1996, VIVUS has raised $144,912,000. Cash, cash equivalents and securities available-for-sale totaled $85,763,000 at June 30, 1996 compared with $39,524,000 at December 31, 1995. The
Company maintains its current excess cash balances in a variety of interest bearing investment-grade financial investments such as U.S. government securities, corporate debt and certificates of deposit. Principal preservation, liquidity and safety are the primary investment objectives.

         Cash used in operations in the three months ended June 30, 1996 was $3,142,000 compared with $7,314,000 in the three months ended June 30, 1995. The decreased use of cash was primarily due to a net loss of $3,745,000 in the three months ended June 30, 1996 compared with a net loss of $6,413,000 for the same period in 1995. Cash used in operations in the six months ended June 30, 1996 was $8,544,000 compared with $11,512,000 in the six months ended June 30, 1995. The decreased use of cash was primarily due to a net loss of $9,979,000 in the six months ended June 30, 1996 compared with a net loss of $11,870,000 for the same period in 1995. Cash used for operations is expected to increase in 1996 as the Company further develops its commercial manufacturing, marketing and sales capabilities.

         Prepaid and other current assets at June 30, 1996 were $970,000 compared with $590,000 at December 31, 1995, an increase of $380,000. This increase resulted primarily from an increase in interest receivables related to the Company's investment portfolio and prepaid insurance.

         Current liabilities were $3,985,000 at June 30, 1996 compared with $2,868,000 at December 31, 1995. This increase was primarily due to an increase in alprostadil purchases in 1996.

         Capital expenditures in the three months ended June 30, 1996 were $765,000 compared with $976,000 for the same period ended June 30, 1995. Capital expenditures in the six months ended June 30, 1996 were $1,264,000 compared with $1,950,000 for the same period ended June 30, 1995. Capital expenditures during the period in 1996 and 1995 consisted primarily of manufacturing and quality control equipment. Capital expenditures were higher in 1995 due to the construction of the Company's dedicated manufacturing and testing space within the Paco Pharmaceutical Services, Inc. ("Paco") facility in Lakewood, New Jersey. Major capital expenditures over the next two years are likely to increase as they are expected to include a Company-owned manufacturing facility in Europe, expansion of its current facility in the United States and establishing a research and quality control laboratory.

         In 1995, the Company implemented an international product distribution strategy for VIVUS products. Implementation included the transfer of international product marketing rights to VIVUS International Limited in a taxable transaction. The transfer of rights and related allocation of research and development costs resulted in the current utilization of $29,467,000 of the Company's net operating loss carryforward.

         The Company expects to incur substantial additional costs, including expenses related to its marketing and sales organization, a second manufacturing plant and expansion of the Company's existing plant, new product preclinical and clinical costs, ongoing research and development activities, and general corporate purposes. The Company anticipates that its existing capital resources will be sufficient to support the Company's operations through commercial introduction of MUSE (alprostadil) in the United States and Europe, but may not be sufficient for the introduction of any additional future products. While the Company believes its NDA filing was substantially complete, the Company may have to conduct additional studies or clinical trials in order to obtain regulatory approval of MUSE (alprostadil). Accordingly, the Company anticipates that it may be required to issue additional equity or debt securities and may use other financing sources including, but not limited to, corporate alliances and lease financings to fund the future development and possible commercial launch of its products. The sale of additional equity securities can be expected to result in additional dilution to the Company's stockholders. There can be no assurance that such funds will be available on terms satisfactory to the Company, or at all. Failure to obtain adequate funding could cause a delay or cessation of the Company's product development and marketing efforts and would have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the ability to obtain and timing and costs of obtaining regulatory approvals; (ii) the level of resources that the Company devotes to sales and marketing capabilities; (iii) the level of resources that the Company devotes to expanding manufacturing capacity; (iv) the activities of competitors; (v) the progress of the Company's research and development programs; (vi) the timing and results of preclinical testing and clinical trials; and (vii) technological advances.

         The second, fifth, and seventh paragraphs of this Liquidity and Capital Resources section contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in this Liquidity and Capital Resources section, the Risk Factors section and the Description of Business section. The discussion of those factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

                                  RISK FACTORS


This quarterly report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ from those set forth in such forward-looking statements as a result of certain factors, including those set forth in this Risk Factors section.

DEPENDENCE ON THE COMPANY'S TRANSURETHRAL SYSTEM FOR ERECTION

         The Company currently relies upon a single therapeutic approach to treat erectile dysfunction, its transurethral system for erection. No assurance can be given that the Company's therapeutic approach, or its proposed pharmacologic formulations, will be shown to be safe and effective or ultimately be approved by appropriate regulatory agencies. Certain side effects have been found to occur with the use of MUSE (alprostadil). Mild to moderate transient penile/perineal pain was suffered by 21% to 42% of patients (depending on dosage) treated with MUSE (alprostadil) in the Company's Phase II/III Dose Ranging study. Moderate to severe (i.e., syncope) decreases in blood pressure was experienced by 1% to 4% of patients (depending on dosage) treated with MUSE (alprostadil) in such study. The existence of side effects or dissatisfaction with product results may impact a patient's decision to use or continue to use, or a physician's decision to recommend, MUSE (alprostadil) as a therapy for the treatment of erectile dysfunction thereby affecting the commercial viability of MUSE (alprostadil). The Company has never commercially introduced a product and no assurance can be given that any of the transurethral products, if approved, will be successfully introduced. In addition, technological changes or medical advancements could diminish or eliminate the commercial viability of the Company's products. As a result of the Company's single therapeutic approach and its current focus on MUSE (alprostadil), the failure to obtain an approval of its NDA for MUSE (alprostadil) on a timely basis, if at all, or to successfully commercialize such product would have an adverse effect on the Company and could threaten the Company's ability to continue as a viable entity.


GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS

         The Company's research, preclinical development, clinical trials, manufacturing and marketing of its products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Clinical trials, manufacturing and marketing of the Company's products will be subject to the rigorous testing and approval processes of the FDA and equivalent foreign regulatory agencies. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The time required for FDA approvals is uncertain, and typically takes a number of years, depending on the type, complexity and novelty of the product. Since the Company's products involve transurethral delivery, a new therapeutic approach, regulatory approvals may be obtained more slowly than for products produced using more conventional delivery systems. The Company completed pivotal clinical trials in 1995 and submitted an NDA for its anticipated first product, MUSE (alprostadil), to the FDA in March 1996. While the Company believes its NDA filing was substantially complete, there can be no assurance that the Company will not be required to conduct additional research or clinical trials. Although the Company's NDA was accepted for priority review by the FDA, there can be no assurance that FDA approval will be granted on a timely basis, if at all, or if granted, that such approval will not contain significant limitations in the form of warnings, precautions or contraindications with respect to condition of use. Any delay in obtaining, or failure to obtain, such approval would adversely affect the Company's ability to generate product revenue.

         The Company's clinical trials for future products will seek safety data as well as efficacy data and will require substantial time and significant funding. There is no assurance that clinical trials related to future products will be completed successfully within any specified time period, if at all. Furthermore, the FDA may suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks. There can be no assurance that FDA or other regulatory approvals for any products developed by the Company will be granted on a timely basis, if at all, or if granted, that such approval will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Any delay in obtaining, or failure to obtain, such approvals would adversely affect the Company's ability to generate product revenue. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, the marketing and manufacturing of pharmaceutical products are subject to continuing FDA review, and later discovery of previously unknown problems with a product, manufacturer or facility may result in the FDA requiring further clinical research or restrictions on the product or the manufacturer, including withdrawal of the product from the market. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company obtains the necessary raw materials and components for the manufacture of MUSE (alprostadil) from third parties. The Company currently contracts with contract manufacturing organizations that are required to comply with strict standards established by the Company. Contract manufacturers are required by the Federal Food, Drug, and Cosmetic Act, as amended, and by FDA regulations to follow Good Manufacturing Practice ("GMP"). The

Company is required to identify its suppliers to the FDA and is dependent upon its contract manufacturers and its suppliers to comply with the Company's specifications and, as required, GMP or similar standards imposed by foreign regulators. There can be no assurance that the FDA, or a state, local or foreign regulator will not take action against a contract manufacturer or supplier found to be violating applicable regulations. Such an action could have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED MANUFACTURING EXPERIENCE AND DEPENDENCE ON SOLE CONTRACT MANUFACTURER

         The Company has only limited experience in manufacturing MUSE (alprostadil) and has not yet manufactured it in commercial quantities. As a result, the Company has no experience manufacturing its product in volumes necessary for the Company to achieve significant commercial sales, and there can be no assurance that reliable high volume manufacturing can be achieved at commercially reasonable cost. If the Company encounters any manufacturing difficulties, including problems involving production yields, quality control and assurance, supplies of components or raw materials or shortages of qualified personnel, it could have a material adverse effect on the Company's business, financial condition and results of operations.

         The formulation, filling, packaging and testing of MUSE (alprostadil) is performed by Paco Pharmaceutical Services, Inc. ("Paco"), a wholly owned subsidiary of The West Company, at its facility in Lakewood, New Jersey. In June 1995, the Company completed construction of its approximately 6,000 square feet of dedicated manufacturing and testing space within Paco's facility. The Company will be required to expand its manufacturing and testing space at Paco or to find additional facilities, if regulatory approval is obtained and MUSE (alprostadil) is successfully introduced. The Company also intends to establish a Company owned and operated manufacturing facility in Europe. Until the Company develops an in-house manufacturing capability or is able to identify and qualify alternative contract manufacturers, it will be entirely dependent upon Paco for the manufacture of its products. As part of the approval process for the Company's NDA, Paco will be subject to audit by the FDA as part of its GMP inspection. There can be no assurance that the facility will receive the necessary GMP approval. There can be no assurance that the Company's reliance on Paco or others for the manufacture of its products will not result in problems with product supply, and there can be no assurance that the Company will be able to establish a second manufacturing facility or expand its existing facility at Paco. Interruptions in the availability of products could delay or prevent the development and commercial marketing of MUSE (alprostadil) and other potential products and would have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED SALES AND MARKETING EXPERIENCE

         The Company has no experience in the sale, marketing and distribution of pharmaceutical products. If required approvals are received, the Company intends to market and sell its products initially through a direct sales force in the United States. In order to market its products directly, the Company must develop a sales force with proper technical expertise. There can be no assurance that the Company will be able to build a sales force or that the Company's domestic sales and marketing efforts will be successful.

         In February 1996, the Company entered into a distribution agreement with a wholly owned subsidiary of Cardinal Health, Inc. ("Cardinal"). Under this agreement, Cardinal will warehouse the Company's finished goods, take customer orders, pick, pack and ship its product, invoice customers and collect related receivables. The Company will also have access to Cardinal's information systems that support these functions. As a result of this distribution agreement with Cardinal, the Company is heavily dependent on Cardinal's efforts to fulfill orders and warehouse its products effectively. There can be no assurance such efforts will be successful.

         In May 1996, the Company completed a marketing agreement with Astra AB ("Astra") to purchase the Company's products for resale in Europe, South America, Central America, Australia and New Zealand. As consideration for execution of the marketing agreement, Astra paid the Company $10 million in June 1996. The Company will be paid up to an additional $20 million in the event it achieves certain milestones. The marketing agreement does not have minimum purchase commitments, and Astra may take up to twelve months to introduce a product in a given country following regulatory approval in such country. As a result of this marketing agreement with Astra, the Company is dependent on Astra's efforts to market, distribute and sell the Company's products effectively in the above mentioned markets. There can be no assurance that such efforts will be successful.

         In July 1996, the Company entered into a distribution agreement with Alternate Site Distributors, Inc. ("ASD"), a subsidiary of Bergen Brunswig Corporation. ASD will provide "direct-to-physician" distribution, telemarketing and customer service capabilities in support of the U.S. marketing and sales efforts. Pursuant to the terms of this agreement, ASD will develop a customer service organization to respond to all Vivus sales representative and physician inquiries. A central feature of this customer service will be a dedicated Vivus owned 1-800 number with an automated response menu covering various options. As a result of this distribution agreement with ASD, the Company is dependent on ASD's efforts to distribute, telemarket and provide customer service effectively. There can be no assurance that such efforts will be successful.

         The Company intends to market and sell its products in other foreign markets through distribution, co-promotion or license agreements with corporate partners. To the extent that the Company enters into distribution, co-promotion or license agreements for the sale of its products, the Company will be dependent upon the efforts of third parties. These third parties may have other commitments, and there can be no assurance that they will commit the necessary resources to effectively market, distribute and sell the Company's product.

INTENSE COMPETITION

         Competition in the pharmaceutical and medical products industries is intense and is characterized by extensive research efforts and rapid technological progress. Certain treatments for erectile dysfunction exist, such as needle injection therapy, vacuum constriction devices, penile implants and oral medications, and the manufacturers of these products will continue to improve these therapies. In July 1995, the FDA approved the use of alprostadil in The Upjohn Company's needle injection therapy product for erectile dysfunction. Previously, Upjohn had obtained approval in a number of European countries. Additional competitive therapies under development include an oral medication by Pfizer, Inc., which is currently in Phase III clinical trials. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of erectile dysfunction. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than the Company. In addition, these companies have significantly greater experience than the Company in undertaking preclinical testing, human clinical trials and other regulatory approval procedures. There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research in the area of erectile dysfunction. For instance, Zonagen, Inc. and Pentech Pharmaceutical, Inc. have oral medications under development. These entities may also market commercial products either on their own or through collaborative efforts. The Company's competitors may develop technologies and products that are available for sale prior to the Company's products or that are more effective than those being developed by the Company. Such developments would render the Company's products less competitive or possibly obsolete. If the Company is permitted to commence commercial sales of products, it will also be competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited experience.

PROPRIETARY RIGHTS AND RISK OF LITIGATION

         The Company's success will depend, in large part, on the strength of its current and future patent position relating to the transurethral delivery of pharmacologic agents for the treatment of erectile dysfunction. The Company's patent position, like that of other pharmaceutical companies, is highly uncertain and involves complex legal and factual questions. Claims made under patent applications may be denied or significantly narrowed and issued patents may not provide significant commercial protection to the Company. The Company could incur substantial costs in proceedings before the United States Patent Office, including interference proceedings. These proceedings could also result in adverse decisions as to the priority of the Company's licensed or assigned inventions. There is no assurance that the Company's patents will not be challenged or designed around by others. The Company is aware of a patent application involving the transurethral application of prostaglandin E2. The corresponding application in Europe has been abandoned. Failure of the Company's licensed patents to block issuance of such patent could have a material adverse effect on the Company's business, financial condition and results of operations.

         There can be no assurance that the Company's products do not or will not infringe on the patent or proprietary rights of others. A patent opposition to the Company's exclusively licensed European patents has been filed with the European Patent Office. The Company is vigorously defending the patents, however an adverse decision could affect the Company's ability, based on its patent rights, to limit potential competition in Europe. The Company may be required to obtain additional licenses to the patents, patent applications or other proprietary rights of others. There can be no assurance that any such licenses would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or the development, manufacture or sale of products requiring such licenses could be precluded. The Company believes there will continue to be significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights.

         A former consultant to the Company has claimed that he is the inventor of certain technology disclosed in two of the Company's patents. The former consultant further claims that the Company defrauded him by allegedly failing to inform him that it intended to use and patent this technology and by failing to compensate him for the technology in the manner allegedly promised. On May 28, 1996, the Company filed a complaint for declaratory judgment against the former consultant in the United States District Court for the Northern District of California, which seeks a declaration from the court that the former consultant is not an inventor of any of the technology disclosed in the patent. On July 17, 1996, the former consultant filed a lawsuit which seeks to have two of the Company's patents declared invalid on the grounds that they fail to list him as an inventor. In a separate matter, on April 10, 1996, the licensors in an agreement by which the Company acquired a patent license filed a lawsuit in a Texas State court that alleges that they were defrauded in connection with the renegotiation of the license agreement between the Company and the licensors. On May 8, 1996, the action was removed to the United States District Court for the Western District of Texas. In addition to monetary damages, the licensors seek to return to the terms of the original license agreement. The Company has conducted a review of the circumstances surrounding these two matters and believes that the allegations are without merit. Although the Company believes that it should prevail, the uncertainties inherent in litigation prevent the Company from giving any assurances about the outcome of such litigation.

         The Company also relies on trade secrets and other unpatented proprietary technology. No assurance can be given that the Company can meaningfully protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products and processes or otherwise gain access to the Company's proprietary technology. The Company seeks to protect its trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. In addition, protracted and costly litigation may be necessary to enforce and determine the scope and validity of the Company's proprietary rights.

DEPENDENCE ON DUAL SOURCE OF SUPPLY

         To date, the Company has obtained its supply of alprostadil from two sources. The first is Spolana Chemical Works AS ("Spolana") pursuant to a supply agreement that expires at the end of 1996. In January 1996, the Company completed a long-term alprostadil supply agreement with CHINOIN Pharmaceutical and Chemical Works Co., Ltd. ("Chinoin"). Chinoin is the Hungarian subsidiary of the French pharmaceutical company Sanofi Winthrop. The Company's sources of supply will be subject to GMP requirements of the FDA. There can be no assurance FDA approval will be received. Alprostadil, a generic drug, is extremely difficult to manufacture and is only available to the Company from a limited number of other suppliers, none of which currently produce it in commercial quantities. While the Company is seeking additional sources, there can be no assurance that it will be able to identify and qualify such sources. The Company is required to identify its suppliers to the FDA and the FDA may require additional clinical trials or other studies prior to accepting a new supplier. Unless the Company secures and qualifies additional sources of alprostadil, it will be entirely dependent upon Spolana and Chinoin for the delivery of alprostadil. If interruptions in the supply of alprostadil were to occur for any reason, including a decision by Spolana and/or Chinoin to discontinue manufacturing, political unrest, labor disputes or a failure of Spolana and/or Chinoin to follow regulatory guidelines, the development and commercial marketing of MUSE (alprostadil) and other potential products could be delayed or prevented. An interruption in the Company's supply of alprostadil would have a material adverse effect on the Company's business, financial condition and results of operations.

HISTORY OF LOSSES AND LIMITED OPERATING HISTORY

         The Company is a development stage company with a limited operating history. The Company has not generated any product revenue since its inception in April 1991. As consideration for execution of the Astra marketing agreement, Astra paid the Company $10 million in June 1996, which the Company recorded as milestone revenue in the consolidated statement of operations. At June 30,

1996, the Company had an accumulated deficit of approximately $59.6 million. The Company's losses will increase significantly over the next twelve months as it incurs expenses related to its marketing and sales organization, constructing a second manufacturing plant and expanding the Company's existing plant, preclinical and clinical assessment of potential new products and ongoing research and development activities. To achieve profitability, the Company must successfully obtain required regulatory approvals, manufacture, introduce and market MUSE (alprostadil) product. The time required to reach profitability is highly uncertain and there is no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

         The Company expects to incur substantial additional costs, including expenses related to its marketing and sales organization, a second manufacturing plant and expansion of the Company's existing plant, new product preclinical and clinical costs, ongoing research and development activities, and general corporate purposes. The Company anticipates that its existing capital resources will be sufficient to support the Company's operations through commercial introduction of MUSE (alprostadil) in the United States and Europe but may not be sufficient for the introduction of any additional future products. The Company may have to conduct additional studies or clinical trials in order to obtain regulatory approval of MUSE (alprostadil). Accordingly, the Company anticipates that it may be required to issue additional equity or debt securities and may use other financing sources including, but not limited to, corporate alliances and lease financings to fund the future development and possible commercial launch of its products. The sale of additional equity securities can be expected to result in additional dilution to the Company's stockholders. There can be no assurance that such funds will be available on terms satisfactory to the Company, or al all. Failure to obtain adequate funding could cause a delay or cessation of the Company's product development and marketing efforts and would have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the ability to obtain and timing and costs of obtaining regulatory approvals; (ii) the level of resources that the Company devotes to sales and marketing capabilities; (iii) the level of resources that the Company devotes to expanding manufacturing capacity; (iv) the activities of competitors;
(v) the progress of the Company's research and development programs; (vi) the timing and results of preclinical testing and clinical trials; and (vii) technological advances.

DEPENDENCE ON KEY PERSONNEL

         The Company's progress to date has been highly dependent upon the skills of a limited number of key management personnel. To reach its future business objectives, the Company will need to hire numerous other qualified personnel in the areas of sales, manufacturing, clinical trial management and preclinical testing. There can be no assurance that the Company will be able to hire such personnel, as the Company must compete with other companies, academic institutions, government entities and other agencies. The loss of any of the Company's key personnel or the failure to attract or retain necessary new employees could have an adverse effect on the Company's research, product development and business operations.

RISKS RELATING TO INTERNATIONAL OPERATIONS

         In the event the Company receives necessary foreign regulatory approvals, the Company plans to market its products internationally. Changes in overseas economic conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could have a material adverse effect on the Company's business, financial condition and results of operations. The anticipated international nature of the Company's business is also expected to subject it and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or the Company's products are sold. The regulation of drug therapies in a number of such jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE

         The use of the Company's products in clinical trials may expose the Company to product liability claims and possible adverse publicity. These risks also exist with respect to the Company's products, if any, that receive regulatory approval for commercial sale. The Company currently maintains insurance coverage for the clinical use of its products, but does not have insurance coverage for the commercial sale of its products. There can be no assurance that the Company will be able to obtain product liability insurance. There can be no assurance that the Company's present or future insurance will provide adequate coverage or be available at a reasonable cost or that product liability claims would not adversely affect the business or financial condition of the Company.

UNCERTAINTY OF PHARMACEUTICAL PRICING AND REIMBURSEMENT

         In the United States and elsewhere, sales of pharmaceutical products currently are dependent, in part, on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. If the Company succeeds in bringing one or more products to the market, there can be no assurance that these products will be considered cost effective and that reimbursement to the consumer will be available or sufficient to allow the Company to sell its products on a competitive basis.


UNCERTAINTY AND POSSIBLE NEGATIVE EFFECTS OF HEALTHCARE REFORM

         The healthcare industry is undergoing fundamental changes that are the result of political, economic and regulatory influences. The levels of revenue and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce healthcare costs through various means. Reforms that have been and may be considered include mandated basic healthcare benefits, controls on healthcare spending through limitations on the increase in private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes to the healthcare delivery system. Due to uncertainties regarding the outcome of healthcare reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of the reform proposals will be adopted or the effect such adoption may have on the Company. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of government healthcare or third-party reimbursement programs will not have a material adverse effect on the Company. Healthcare reform is also under consideration in some other countries.

CONTROL BY EXISTING STOCKHOLDERS

         As of June 25, 1996, the Company's officers, directors and principal stockholders, and certain of their affiliates, beneficially owned 22.5% of the Company's outstanding Common Stock. Such concentration of ownership may have the effect of delaying, defining or preventing a change in control of the Company. Additionally, these stockholders will have significant influence over the election of directors of the Company. This concentration of ownership may allow significant influence and control over Board decisions and corporate actions.

POTENTIAL VOLATILITY OF STOCK PRICE

         The stock market has recently experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market price of the Company's Common Stock, like the securities of other therapeutic companies without approved products, has been highly volatile and is likely to continue to be so. Factors such as variations in the Company's financial results, comments by security analysts, the Company's ability to scale up its manufacturing capability to commercial levels, the Company's ability to successfully sell its product in the United States and Europe, any loss of key management, the results of the Company's clinical trials or those of its competition, adverse regulatory actions or decisions, announcements of technological innovations or new products by the Company or its competition, changing governmental regulations and developments with respect to FDA submissions, patents or other proprietary rights, product or patent litigation or public concern as to the safety of products developed by the Company, may have a significant effect on the market price of the Company's Common Stock.

ANTI-TAKEOVER EFFECT OF SHAREHOLDER RIGHTS PLAN AND CERTAIN CHARTER AND BYLAW PROVISIONS

         In February 1996, the Company's Board of Directors authorized its reincorporation in the State of Delaware (the "Reincorporation") and adopted a Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution of one Preferred Shares Purchase Right (a "Right") on each outstanding share of the Company's Common Stock. Each Right entitles stockholders to buy 1/100th of a share of VIVUS Series A Participating Preferred Stock at an exercise price of $100.00. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 20% or more of the Company's Common Stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20% or more of the Company's Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 20% of more of the Company's Common Stock. The Company's reincorporation into the State of Delaware was approved by its stockholders and effective in May 1996.

         The Shareholder Rights Plan and certain provisions of the Company's Certificate of Incorporation and Bylaws, as adopted in connection with the reincorporation, may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. The Company's Certificate of Incorporation allows the Company to issue Preferred Stock without any vote or further action by the stockholders, and certain provisions of the Company's Certificate of Incorporation and Bylaws eliminate the right of stockholders to act by written consent without a meeting, specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings, and eliminate cumulative voting in the election of directors. Certain provisions of Delaware law could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The Shareholder Rights Plan, the possible issuance of Preferred Stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of the Company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

SHARES ELIGIBLE FOR FUTURE SALE

         Sales of a substantial number of shares of Common Stock in the public market following the third offering could have an adverse effect on the price of the Company's Common Stock. Each of the Company's directors and executive officers has agreed that for a period of 90 days following the date of this offering, such stockholder will not, without the prior written consent of PaineWebber Incorporated, directly or indirectly, offer to sell, sell or otherwise dispose of shares of Common Stock or any securities convertible or exchangeable for shares of Common Stock. Upon the expiration of these lock-up agreements, approximately 2.8 million shares (including shares issuable upon the exercise of outstanding vested options) will become eligible for sale.

ABSENCE OF DIVIDENDS

         The Company has never paid dividends on its Common Stock and will not pay dividends in the foreseeable future.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

         A former consultant to the Company has claimed that he is the inventor of certain technology disclosed in two of the Company's patents. The former consultant further claims that the Company defrauded him by allegedly failing to inform him that it intended to use and patent this technology and by failing to compensate him for the technology in the manner allegedly promised. On May 28, 1996, the Company filed a complaint for declaratory judgment against the former consultant in the United States District Court for the Northern District of California, which seeks a declaration from the court that the former consultant is not an inventor of any of the technology disclosed in the patent. On July 17, 1996, the former consultant filed a lawsuit which seeks to have two of the Company's patents declared invalid on the grounds that they fail to list him as an inventor. In a separate matter, on April 10, 1996, the licensors in an agreement by which the Company acquired a patent license filed a lawsuit in a Texas State court that alleges that they were defrauded in connection with the renegotiation of the license agreement between the Company and the licensors. On May 8, 1996, the action was removed to the United States District Court for the Western District of Texas. In addition to monetary damages, the licensors seek to return to the terms of the original license agreement. The Company has conducted a review of the circumstances surrounding these two matters and believes that the allegations are without merit. Although the Company believes that it should prevail, the uncertainties inherent in litigation prevent the Company from giving any assurances about the outcome of such litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders was held on May 16, 1996. Matters voted on at that meeting were: (i) a proposal to amend the bylaws to provide for a variable number of directors from five (5) to seven (7), with the number initially set at six (6); (ii) the election of the Company's directors; (iii) a proposal to approve the reincorporation of VIVUS, Inc. from California to Delaware, and (iv) a proposal to confirm the appointment of Arthur Andersen LLP as the independent public accountants of the Company for fiscal year 1996. Tabulation for each proposal and individual director were as follows:

Proposal I       To amend the bylaws to provide for a variable number of
                 directors from five (5) to seven (7), with the number to be initially set at six (6).

                          FOR        AGAINST    ABSTAIN    NON-VOTE
                      ----------     -------    -------    --------
                      11,037,691     142,959      8,448     153,163

Proposal II      To elect six directors to serve until the next Annual Meeting of Stockholders and until their successors are duly elected and qualified

                 NOMINEE                         FOR    WITHHELD
                 --------------------     ----------    --------
                 Richard L. Casey         11,296,383      45,878
                 Samuel D. Colella        11,296,833      45,428
                 Brian H. Dovey           11,296,433      45,828
                 Peter Barton Hutt        11,288,383      53,878
                 Virgil A. Place, M.D.    11,296,333      45,928
                 Leland F. Wilson         11,296,433      45,828

Proposal III     To approve the reincorporation of VIVUS, Inc. from California to Delaware.

                          FOR        AGAINST    ABSTAIN    NON-VOTE
                      ----------     -------    -------   ---------
                       8,342,424     409,544     27,843   2,562,450

Proposal IV      To confirm the appointment of Arthur Andersen LLP
                 as the independent public accountants of the Company for fiscal year 1996.

                          FOR        AGAINST    ABSTAIN    NON-VOTE
                      ----------     -------    -------    --------
                      11,323,502      11,487      7,272           0

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits (in accordance with Item 601 of Regulation S-K)

          *+10.1 Assignment Agreement by and between Alza Corporation and the Registrant dated December 31, 1993
          *+10.2 Memorandum of Understanding by and between Ortho Pharmaceutical Corporation and the Registrant dated February 25, 1992
           *10.3 Assignment Agreement by and between Ortho Pharmaceutical Corporation and the Registrant dated June 9, 1992
          *+10.4      License Agreement by and between Gene A. Voss, M.D., Allen
                      C. Eichler, M.D., and the Registrant dated December 28,
                      1992
          *+10.5A License Agreement by and between Ortho Pharmaceutical Corporation and Kjell Holmquist AB dated June 23, 1989
          *+10.5B Amendment by and between Kjell Holmquist AB and the Registrant dated July 3, 1992
           *10.5C Amendment by and between Kjell Holmquist AB and the Registrant dated April 22, 1992
          *+10.5D     Stock Purchase Agreement by and between Kjell Holmquist
                      AB and the Registrant dated April 22, 1992
          *+10.6A     License Agreement by and between Amsu, Ltd., and Ortho
                      Pharmaceutical Corporation dated June 23, 1989
          *+10.6B Amendment by and between Amsu, Ltd., and the Registrant dated July 3, 1992

           *10.6C     Amendment by and between Amsu, Ltd., and the Registrant
                      dated April 22, 1992
          *+10.6D     Stock Purchase Agreement by and between Amsu, Ltd., and
                      the Registrant dated July 10, 1992
           *10.7      Supply Agreement by and between Paco Pharmaceutical
                      Services, Inc., and the Registrant dated November 10, 1993
          *+10.8      Agreement by and among Pharmatech, Inc., Spolana Chemical
                      Works AS, and the Registrant dated June 23, 1993
           *10.9      Master Services Agreement by and between the Registrant
                      and Teknekron Pharmaceutical Systems dated August 9, 1993
           *10.10     Lease by and between McCandless-Triad and the Registrant
                      dated November 23, 1992, as amended
         ***10.11     Form of Indemnification Agreements by and among the
                      Registrant and the Directors and Officers of the
                      Registrant
          **10.12     1991 Incentive Stock Plan and Form of Agreement, as
                      amended
           *10.13     1994 Director Option Plan and Form of Agreement
           *10.14     Form of 1994 Employee Stock Purchase Plan and Form of
                      Subscription Agreement
           *10.15     Stock Restriction Agreement between the Company and Virgil
                      A. Place, M.D. dated November 7, 1991
           *10.16     Stock Purchase Agreement between the Company and Leland F.
                      Wilson dated June 26, 1991, as amended
           *10.17     Letter Agreement between the Registrant and Leland F.
                      Wilson dated June 14, 1991 concerning severance  pay
           *10.18     Letter Agreement between the Registrant and Paul Doherty
                      dated January 26, 1994 concerning severance  pay
          **10.19     Guaranteed Maximum Price Contract by and between the
                      Registrant and Marshall Contractors, Inc. dated January
                      27, 1995
          **10.20     Sub-lease by and among the Registrant, Argonaut
                      Technologies, Inc., ESCAgenetics Corp. and Tanklage
                      Construction Co. dated March 13, 1995
       ****+10.21     Distribution Services Agreement between the Registrant and
                      Synergy Logistics, Inc. (a wholly-owned subsidiary of
                      Cardinal Health, Inc.) dated February 9, 1996
       ****+10.22     Manufacturing Agreement between the Registrant and CHINOIN
                      Pharmaceutical and Chemical Works Co., Ltd. dated December
                      20, 1995
        ++  10.23     Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996
      *****+10.24     Distribution Agreement made as of May 29, 1996 between the
                      Registrant and Astra AB
            11.1      Computation of net loss per share
            27.1      Financial Data Schedule

- ---------
* Incorporated by reference to the same-numbered exhibit filed with the Registrant's Registration Statement on Form S-1 No. 33-75698.

** Incorporated by reference to the same-numbered exhibit filed with the Registrant's Registration Statement on Form S-1 No. 33-90390.

*** Incorporated by reference to the same-numbered exhibit filed with the Registrant's Form 8-B filed with the Commission on June 24, 1996

**** Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10Q for the quarter ended March 31, 1996.

***** Incorporated by reference to the same numbered exhibit filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on June 21, 1996.

+        Confidential treatment granted.

++       Confidential treatment requested.


(b) Reports on Form 8-K

         The following reports on Form 8-K have been filed during the quarter for which this report is filed:

           (i) On May 31, 1996, the Company filed a Current Report on Form 8-K ("Form 8-K") to report that on May 29, 1996, VIVUS International Limited, a wholly owned subsidiary of the Company, entered into a distribution agreement (the "Distribution Agreement") with Astra AB. Simultaneously with the filing of Form 8-K, the Company requested confidential treatment for the Distribution Agreement.

           (ii) On June 21, 1996, the Company filed Amendment No. 1 to Form 8-K/A solely for the purpose of filing a revised version of the Distribution Agreement, which omitted only those portions for which confidential treatment had been granted.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            VIVUS, Inc.





Date: August  9, 1996                       /s/ DAVID C. YNTEMA
      ---------------                       ---------------------------
                                            David C. Yntema
                                            Chief Financial
                                            Officer



                                            /s/ LELAND F. WILSON
                                            ---------------------------
                                            Leland F. Wilson
                                            President and Chief
                                            Executive Officer

                                   VIVUS, INC.
                                INDEX TO EXHIBITS



Exhibit    Description
- -------    ---------------------------------------------------
10.23      Distribution and Services Agreement between the
           Registrant and Alternate Site Distributors, Inc.
           dated July 17, 1996
11.1       Computation of net loss per share
27.1       Financial Data Schedule