Form 10-Q
period 1996-09-30
VIVUS INC
filed 1996-11-13
CIK 881524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 1996
                                ------------------------
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                                ---------------     ----------------
Commission File Number:  0-23490
                        --------------------------------------------

                                   VIVUS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                 94-3136179
-------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                identification Number)

     545 MIDDLEFIELD ROAD, SUITE 200       MENLO PARK, CA 94025
------------------------------------------------------------------------------
 (Address of Principal Executive Offices)        (Zip Code)

             (415) 325-5511
------------------------------------------------------------------------------
 (Registrant's Telephone Number, Including Area Code

                N/A
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [X] Yes   [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

At October 22, 1996, 16,189,507 shares of common stock were outstanding.

Exhibit index on page 30

                                   VIVUS, INC.
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                         ASSETS

                                                           SEPTEMBER 30,    DECEMBER 31,
                                                               1996             1995
                                                             ---------        --------
                                                             (unaudited)
Current assets:
    Cash and cash equivalents                                $  10,284        $    973
    Available-for-sale securities                               56,638          21,136
    Interest and other receivables                               1,222             449
    Prepaid expenses and other                                     310             141
                                                             ---------        --------
        Total current assets                                    68,454          22,699
Property, net                                                    5,270           3,888
Available-for-sale securities, non-current                      28,420          17,415
Other                                                               --              47
                                                             ---------        --------

        Total Assets                                         $ 102,144        $ 44,049
                                                             =========        ========


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                         $     244        $    353
    Accrued and other liabilities                                3,614           2,515
                                                             ---------        --------
        Total current liabilities                                3,858           2,868
                                                             ---------        --------


Stockholders' equity:
    Preferred stock; no par value; shares authorized -
      5,000,000 at September 30, 1996 and
      December 31, 1995; shares outstanding - none
      at September 30, 1996 and December 31, 1995                   --              --

    Common stock; $.001 par value; shares authorized -
      30,000,000 at September 30, 1996 and
      December 31, 1995; shares outstanding -
      September 30, 1996, 16,184,007;
      December 31, 1995, 13,475,570                                 16              13
    Paid in capital                                            155,686          91,472
    Unrealized gain (loss) on securities                           (13)            114
    Deferred compensation                                         (459)           (791)
    Accumulated deficit                                        (56,944)        (49,627)
                                                             ---------        --------
        Total stockholders' equity                              98,286          41,181
                                                             ---------        --------

        Total Liabilities and Stockholders' Equity           $ 102,144        $ 44,049
                                                             =========        ========


See accompanying notes to financial statements.

                                  VIVUS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               PERIOD FROM
                                              APRIL 16, 1991
                                               (INCEPTION)        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                THROUGH              SEPTEMBER 30,                   SEPTEMBER 30,
                                              SEPTEMBER 30,     -----------------------         ------------------------
                                                  1996            1996           1995           1996            1995
                                              -------------       ----           ----           ----            ----
Revenue                                         $ 20,000        $10,000         $    --         $20,000         $     --

Operating expenses:
  Research and development                        68,492          5,462           4,592          23,007           15,808
  General and administrative                      15,776          3,118           1,009           6,501            2,935
                                                --------        -------         -------         -------         --------
    Total operating expenses                      84,268          8,580           5,601          29,508           18,743
                                                --------        -------         -------         -------         --------
Income (loss) from operations                    (64,268)         1,420          (5,601)         (9,508)         (18,743)
Interest income                                    7,324          1,242             728           2,191            2,000
                                                --------        -------         -------         -------         --------
    Net income (loss)                           $(56,944)       $ 2,662         $(4,873)        $(7,317)        $(16,743)
                                                ========        =======         =======         =======         ========

Net income (loss) per common and
  equivalent share                                              $  0.15         $ (0.35)        $ (0.49)        $  (1.26)
                                                                =======         =======         =======         ========

Shares used in the computation of
  net income (loss) per share                                    17,818          14,015          14,901           13,289
                                                                =======         =======         =======         ========

                                  VIVUS, INC.
                         (A Development Stage Company)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)


                                                   PERIOD FROM
                                                  APRIL 16, 1991
                                                   (INCEPTION)                  Nine Months Ended
                                                    THROUGH                       SEPTEMBER 30,
                                                  SEPTEMBER 30,          ------------------------------
                                                      1996                   1996               1995
                                                 --------------          -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $ (56,944)            $  (7,317)        $  (16,743)
  Adjustments to reconcile net loss
    to net cash useds for operating
    activities:
    Depreciation and amortization                       1,868                   719                483
    Amortization of deferred compensation               1,317                   332                333
    Issuance of common stock for patent rights          6,683                 5,821                  -
    Issuance of preferred stock for services              150                     -                  -
    Changes in assets and liabilities:
        Interest and other receivables                 (1,222)                 (773)              (233)
        Prepaid expenses and other                       (310)                 (169)               (45)
        Accounts payable                                  244                  (109)              (280)
        Accrued and other liabilities                   3,614                 1,099                527
                                                      -------               -------           --------
           Net cash used for operating activities     (44,600)                 (397)           (15,958)
                                                      -------               -------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property purchases                                (7,136)               (2,101)            (2,730)
     Securities purchases                            (400,487)              (99,350)           (70,227)
     Proceeds from sale/maturity of securities        315,416                52,716             66,639
     Other assets                                           -                    47                (17)
                                                      -------               -------           --------
           Net cash used for investing activities     (92,207)              (48,688)            (6,335)
                                                      -------               -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of preferred stock                           34,252                     -                  -
     Sale of common stock                             111,492                 57,428            22,377
     Exercise of common stock options                   1,022                    864                61
     Purchase of common stock through employee
        stock purchase plan                               326                    104                80
     Repurchase of common stock                            (1)                     -                 -
                                                      -------                -------          --------
           Net cash provided by financing activities  147,091                 58,396            22,518
                                                      -------                -------          --------

NET INCREASE IN CASH AND CASH EQUIVALENTS              10,284                  9,311               225

CASH AND CASH EQUIVALENTS:
    Beginning of period                                    -                     973             2,037
                                                      -------                -------          --------
    End of period                                     $10,284                $10,284            $2,262
                                                      =======                =======          ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Deferred compensation recorded relating to
        stock option grants                           $ 1,774                $     -           $    -
    Unrealized gain (loss) on securities                  (13)                  (127)             566




See accompanying notes to financial statements.

                                   VIVUS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


1.     BASIS OF PRESENTATION

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.     PROVISION FOR INCOME TAXES

      The Company expects to incur a loss for the year ended December 31, 1996; therefore, no provision for income taxes has been recorded for the three months ended September 30, 1996.

3.     NET INCOME (LOSS) PER SHARE

       For the three months ended September 30, 1996, net income per common and equivalent share is based on the weighted average number of common and equivalent shares outstanding during the period, including outstanding options and warrants. Such options and warrants are excluded from the net loss per common and equivalent shares in the other periods presented because they are antidilutive.

       Net loss per common and equivalent share is based on the weighted average number of common and equivalent shares outstanding during the period. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common equivalent shares include all common shares issued and options and warrants to purchase shares of common stock granted by the Company at a price less than the initial public offering price during the period January 1, 1993 through the initial public offering date (using the treasury stock method for options and warrants and based on the public offering price of $14.00 per share) as if they were outstanding for all periods. Options granted by the Company prior to January 1, 1993 have been excluded in the calculation of common and common equivalent shares outstanding since they would serve to reduce the net loss per share.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


4.     DELAWARE REINCORPORATION

       The Company was incorporated on April 16, 1991 in California and reincorporated in Delaware on May 24, 1996. The classification of the capital accounts reflects the effect of the reincorporation for all periods presented.

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DESCRIPTION OF BUSINESS

       Since its inception in April 1991, VIVUS, Inc. (the "Company"), a development stage company, has focused on the design and development of products for the treatment of erectile dysfunction. The Company has devoted substantially all its efforts to research and development conducted on its behalf and through collaboration with clinical institutions. The Company's primary product, MUSE(R) (alprostadil), has moved from preclinical development to regulatory application phase over the last three years. In October 1996, the Company received an approvable letter from the Food and Drug Administration (FDA) for MUSE (alprostadil). The Company expects to begin marketing the product in the United States following final FDA marketing clearance, which is subject to standard final labeling requirements and agreement that the Company's manufacturing facility, methods and controls comply with FDA requirements. In addition, the Company submitted applications for approval of MUSE (alprostadil) in the United Kingdom and Sweden. These applications will be subject to rigorous approval processes, and there can be no assurance such approval will be granted in a timely manner, if at all.

       The Company has generated a cumulative net loss of $56,944,000 for the period from its inception through September 30, 1996. The ability of the Company to successfully manufacture, obtain final FDA marketing clearance, and market MUSE (alprostadil) is dependent on many factors. The Company is subject to a number of risks including the regulatory approval of its product, its ability to scale-up its manufacturing capabilities and secure adequate supply of raw materials, its ability to successfully market, distribute and sell its product, and intense competition. Accordingly, there can be no assurance of the Company's future success.

       Spending increased from 1993 through the period ended September 30, 1996 largely as a result of expanded operational activities related to the Company's Phase II and III clinical trials, preparing the MUSE (alprostadil) New Drug Application ("NDA") for submission to the FDA and expansion of its manufacturing capabilities. Spending levels will continue to increase during 1996 as the Company further develops its commercial manufacturing, marketing and sales capabilities, and begins commercial production.

       In May 1996, the Company issued 200,000 shares of common stock to Alza in order for the Company to maintain exclusive rights to certain patents and patent applications beyond 1998. In connection with this issuance, the Company recorded a charge of approximately $5,800,000 to the consolidated statement of operations.

       To date, the Company has received no revenue from product sales. In May 1996, the Company completed a marketing agreement with Astra AB ("Astra") to purchase the Company's products for resale in Europe, South America, Central America, Australia and New

Zealand. As consideration for execution of the marketing agreement, Astra paid the Company $10 million in June 1996. In September 1996, the Company received a $10 million milestone payment from Astra upon filing an application for marketing authorization for MUSE (alprostadil) in the United Kingdom. The Company will be paid up to an additional $10 million in the event it achieves certain milestones. The Company does not anticipate significant revenue from operations for at least two years. The Company does not have any experience in manufacturing or selling MUSE (alprostadil) in commercial quantities. Whether the Company can successfully manage the transition to a large scale commercial enterprise will depend upon the successful further development of its manufacturing capability and its distribution network and attainment of domestic and foreign regulatory approvals for MUSE (alprostadil) and other potential products. Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

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

       The Company currently relies on a single therapeutic approach to treat erectile dysfunction, the transurethral system for erection. The Company recently completed Phase III clinical trials and submitted an NDA to the FDA for its anticipated first product, MUSE (alprostadil). While the Company received an approvable letter from the FDA, there can be no assurance that the FDA will grant final approval on a timely basis, if at all, or if granted, that such approval will not contain significant limitations in the form of warnings, precautions or contraindications with respect to condition of use. Failure to obtain approval of the Company's NDA for MUSE (alprostadil) on a timely basis, if at all, or if granted, the failure to successfully commercialize MUSE (alprostadil) would have a material adverse effect on the Company.

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

       The first, third, fifth, sixth and seventh paragraphs of this Description of Business section contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in the above mentioned paragraphs and the factors set forth in the Risk Factors section of this quarterly report.


RESULTS OF OPERATIONS

       Three months Ended September 30, 1996 and 1995, and Nine Months Ended September 30, 1996 and 1995

       No revenues from product sales have been recorded from inception to September 30, 1996. As consideration for execution of the Astra marketing agreement, Astra paid the Company $10 million in June 1996. In September 1996, the Company received a $10 million milestone payment from Astra AB upon filing an application for marketing authorization for MUSE (alprostadil) in the United Kingdom. The Company recorded these receipts as milestone revenue in the consolidated statement of operations.

       For the three months ended September 30, 1996, research and development expenses were $5,462,000 compared with $4,592,000 for the three months ended September 30, 1995, an increase of 19%. The increase was a result of higher pre-launch manufacturing and quality assurance expenses, partially offset by lower clinical costs resulting from the completion of the Phase II and III clinical trials in 1995.

       For the nine months ended September 30, 1996, research and development expenses were $23,007,000 compared with $15,808,000 for the nine months ended September 30, 1995, an increase of 46%. The increase was due primarily to the Company issuing 200,000 shares of common stock to Alza in May 1996 in order for the Company to maintain exclusive rights to certain patents and patent applications beyond 1998. In connection with this issuance, the Company recorded a charge of approximately $5,900,000 to the consolidated statement of operations. The increase was also a result of higher pre-launch manufacturing and quality assurance expenses. These were partially offset by lower clinical costs resulting from the completion of the Phase II and III clinical trials in 1995.

       General and administrative expenses for the three months ended September 30, 1996 were $3,118,000 compared with $1,009,000 for the three months ended September 30, 1995, an increase of 209%. The increase primarily resulted from higher marketing expenses and the costs associated with additional personnel to support the growth of the Company's operations.

       General and administrative expenses for the nine months ended September 30, 1996 were $6,501,000 compared with $2,935,000 for the nine months ended September 30, 1995, an increase of 122%. The increase resulted primarily from higher marketing and legal expenses, as well as the costs associated with hiring additional personnel to support the growth of the Company's operations.

       Spending levels will continue to increase during 1996 as the Company further develops its commercial manufacturing, marketing and sales capabilities, and begins commercial production.

       Interest income for the three months ended September 30, 1996 was $1,242,000 compared with $728,000 for the three months ended September 30, 1995. Interest income for the nine months ended September 30, 1996 was $2,191,000 compared with $2,000,000 for the nine months ended September 30, 1995. The increases were primarily the result of higher average invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

       Since inception, the Company has financed operations primarily from the sale of preferred and common stock. Through September 30, 1996, VIVUS has raised $147,091,000 from financing activities. Cash, cash equivalents and securities available-for-sale totaled $95,342,000 at September 30, 1996 compared with $39,524,000 at December 31, 1995. The Company maintains its current excess cash balances in a variety of interest bearing investment-grade financial investments such as U.S. government securities, corporate debt and certificates of deposit. Principal preservation, liquidity and safety are the primary investment objectives.

       Cash used in operations in the nine months ended September 30, 1996 was $397,000 compared with $15,958,000 in the nine months ended September 30, 1995. The decreased use of cash was primarily due to a net loss of $7,317,000, partially offset by the $5,821,000 non-cash charge to operations related to the issuance of 200,000 shares of stock to Alza, in the nine months ended September 30, 1996 compared with a net loss of $16,743,000 for the same period in 1995. Cash used for operations is expected to increase in 1996 as the Company further develops its commercial manufacturing, marketing and sales capabilities, and begins commercial production.

       Prepaid and other current assets at September 30, 1996 were $1,532,000 compared with $590,000 at December 31, 1995, an increase of $942,000. This increase resulted primarily from an increase in interest receivables related to the Company's investment portfolio and prepaid insurance.

       Current liabilities were $3,858,000 at September 30, 1996 compared with $2,868,000 at December 31, 1995. This increase was primarily due to an increase in expenditures in 1996.

       Capital expenditures in the nine months ended September 30, 1996 were $2,101,000 compared with $2,730,000 for the same period ended September 30, 1995. Capital expenditures during the period in 1996 and 1995 consisted primarily of manufacturing and quality control equipment. Capital expenditures were higher in 1995 due to the construction of the Company's dedicated manufacturing and testing space within the Paco Pharmaceutical Services, Inc. ("Paco") facility in Lakewood, New Jersey. Major capital expenditures over the next two years are likely to increase as they are expected to include a Company-owned manufacturing facility, expansion of its current facility in the United States and establishing a research and quality control laboratory.

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

       The Company expects to incur substantial additional costs, including expenses related to its marketing and sales organization, a second manufacturing plant and expansion of the Company's existing plant, new product preclinical and clinical costs, ongoing research and development activities, and general corporate purposes. The Company anticipates that its existing capital resources will be sufficient to support the Company's operations through commercial introduction of MUSE (alprostadil) in the United States and Europe, but may not be sufficient for the introduction of any additional future products. While the Company received an approvable letter from the FDA for MUSE (alprostadil) in October 1996, the Company cannot begin marketing the product in the United States until it has received final FDA marketing clearance, which is subject to final standard labeling requirements and agreement that the Company's manufacturing facility, methods, and controls comply with FDA requirements. Accordingly, the Company anticipates that it may be required to issue additional equity or debt securities and may use other financing sources including, but not limited to, corporate alliances and lease financings to fund the future development and possible commercial launch of its products. The sale of additional equity securities can be expected to result in additional dilution to the Company's stockholders. There can be no assurance that such funds will be available on terms satisfactory to the Company, or at all. Failure to obtain adequate funding could cause a delay or cessation of the Company's product development and marketing efforts and would have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the ability to obtain and timing and costs of obtaining regulatory approvals; (ii) the level of resources that the Company devotes to sales and marketing capabilities; (iii) the level of resources that the Company devotes to expanding manufacturing capacity; (iv) the activities of competitors; (v) the progress of the Company's research and development programs; (vi) the timing and results of preclinical testing and clinical trials; and (vii) technological advances.

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

                                  RISK FACTORS


This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ from those set forth in such forward-looking statements as a result of certain factors, including those set forth in this Risk Factors section.

DEPENDENCE ON THE COMPANY'S TRANSURETHRAL SYSTEM FOR ERECTION

       The Company currently relies upon a single therapeutic approach to treat erectile dysfunction, its transurethral system for erection. No assurance can be given that the Company's therapeutic approach, or its proposed pharmacologic formulations, will be shown to be safe and effective or ultimately be approved by appropriate regulatory agencies. Certain side effects have been found to occur with the use of MUSE (alprostadil). Mild to moderate transient penile/perineal pain was suffered by 21% to 42% of patients (depending on dosage) treated with MUSE (alprostadil) in the Company's Phase II/III Dose Ranging study. Moderate to severe (i.e., syncope) decreases in blood pressure was experienced by 1% to 4% of patients (depending on dosage) treated with MUSE (alprostadil) in such study. The existence of side effects or dissatisfaction with product results may impact a patient's decision to use or continue to use, or a physician's decision to recommend, MUSE (alprostadil) as a therapy for the treatment of erectile dysfunction thereby affecting the commercial viability of MUSE (alprostadil). The Company has never commercially introduced a product and no assurance can be given that any of the transurethral products will be successfully introduced. In addition, technological changes or medical advancements could diminish or eliminate the commercial viability of the Company's products. As a result of the Company's single therapeutic approach and its current focus on MUSE (alprostadil), the failure to obtain final FDA marketing clearance, or approval in other countries, for MUSE (alprostadil) on a timely basis, if at all, or to successfully commercialize such product would have an adverse effect on the Company and could threaten the Company's ability to continue as a viable entity.

GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS

       The Company's research, preclinical development, clinical trials, manufacturing and marketing of its products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Clinical trials, manufacturing and marketing of the Company's products will be subject to the rigorous testing and approval processes of the FDA and equivalent foreign regulatory agencies. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The time required for FDA approvals is uncertain, and typically takes a number of years, depending on the type, complexity and novelty of the product. Since the Company's products involve transurethral delivery, a new therapeutic approach, regulatory approvals may be obtained more slowly than for products produced using more conventional delivery systems. The Company completed pivotal clinical trials in 1995 and submitted an NDA for its anticipated first product, MUSE (alprostadil), to the FDA in March 1996. In October 1996, the Company received an approvable letter from the Food and Drug Administration (FDA) for MUSE (alprostadil). Final FDA marketing clearance is subject to agency clearance of standard final labeling requirements and agreement that the Company's manufacturing facility, methods and controls comply with FDA requirements. In addition, the Company submitted applications for approval of MUSE (alprostadil) in the United Kingdom and Sweden. These applications will be subject to rigorous approval processes. There can be no assurance that final FDA marketing clearance, or approval in other countries, will be granted on a timely basis, if at all, or if granted, that such approval will not contain significant limitations in the form of warnings, precautions or contraindications with respect to condition of use. Any delay in obtaining, or failure to obtain, such approval would adversely affect the Company's ability to generate product revenue.

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

       The Company obtains the necessary raw materials and components for the manufacture of MUSE (alprostadil) from third parties. The Company currently contracts with contract manufacturing organizations that are required to comply with strict standards established by the Company. Contract manufacturers are required by the Federal Food, Drug, and Cosmetic Act, as amended, and by FDA regulations to follow Good Manufacturing Practices ("GMP"). The Company is required to identify its suppliers to the FDA and is dependent upon its contract manufacturers and its suppliers to comply with the Company's specifications and, as required, GMP or similar standards imposed by foreign regulators. There can be no assurance that the FDA, or a state, local or foreign regulator will not take action against a contract manufacturer or supplier found to be violating applicable regulations. Such an action could have a material adverse effect on the Company's business, financial condition and results of operations.

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

       The formulation, filling, packaging and testing of MUSE (alprostadil) is performed by Paco Pharmaceutical Services, Inc. ("Paco"), a wholly owned subsidiary of The West Company, at its facility in Lakewood, New Jersey. In June 1995, the Company completed construction of its approximately 6,000 square feet of dedicated manufacturing and testing space within Paco's facility. The Company will be required to expand its manufacturing and testing space at Paco or to find additional facilities, if FDA marketing clearance is obtained and MUSE (alprostadil) is successfully introduced. The Company also intends to establish a Company owned and operated manufacturing facility. Until the Company develops an in-house manufacturing capability or is able to identify and qualify alternative contract manufacturers, it will be entirely dependent upon Paco for the manufacture of its products.

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

       In May 1996, the Company completed a marketing agreement with Astra AB ("Astra") to purchase the Company's products for resale in Europe, South America, Central America, Australia and New Zealand. As consideration for execution of the marketing agreement, Astra paid the Company $10 million in June 1996. In September 1996, the Company received a $10 million milestone payment from Astra upon filing an application for marketing authorization for MUSE (alprostadil) in the United Kingdom. The Company will be paid up to an additional $10 million in the event it achieves certain milestones. The Company does not anticipate significant revenue from operations for at least two years. The marketing agreement does not have minimum purchase commitments, and Astra may take up to twelve months to introduce a product in a given country following regulatory approval in such country. As a result of this marketing agreement with Astra, the Company is dependent on Astra's efforts to market, distribute and sell the Company's products effectively in the above mentioned markets. There can be no assurance that such efforts will be successful.

       In July 1996, the Company entered into a distribution agreement with Alternate Site Distributors, Inc. ("ASD"), a subsidiary of Bergen Brunswig Corporation. ASD will provide "direct-to-physician" distribution, telemarketing and customer service capabilities in support of the U.S. marketing and sales efforts. Pursuant to the terms of this agreement, ASD will develop a customer service organization to respond to all VIVUS sales representative and physician inquiries. A central feature of this customer service will be a dedicated Vivus owned 1-800 number with an automated response menu covering various options. As a result of this distribution agreement with ASD, the Company is dependent on ASD's efforts to distribute, telemarket, and provide customer service effectively. There can be no assurance that such efforts will be successful.

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

       A former consultant to the Company has claimed that he is the inventor of certain technology disclosed in two of the Company's patents. The former consultant further claims that the Company defrauded him by allegedly failing to inform him that it intended to use and patent this technology and by failing to compensate him for the technology in the manner allegedly promised. On May 28, 1996, the Company filed a complaint for declaratory judgment against the former consultant in the United States District Court for the Northern District of California, which seeks a declaration from the court that the former consultant is not an inventor of any of the technology disclosed in the patent. On July 17, 1996, the former consultant filed a lawsuit which seeks to have two of the Company's patents declared invalid on the grounds that they fail to list him as an inventor. On September 16, 1996, the Court dismissed the consultant's lawsuit, and ordered the consultant to refile his claims or counterclaims to the action initiated by the Company on May 28, 1996. The consultant filed his counterclaim on September 26, 1996. In a separate matter, on April 10, 1996, the licensors in an agreement by which the Company acquired a patent license filed a lawsuit in a Texas State court that alleges that they were defrauded in connection with the renegotiation of the license agreement between the Company and the licensors. On May 8, 1996, the action was removed to the United States District Court for the Western District of Texas. In addition to monetary damages, the licensors seek to return to the terms of the original license agreement. The Company has conducted a review of the circumstances surrounding these two matters and believes that the allegations are without merit. Although the Company believes that it should prevail, the uncertainties inherent in litigation prevent the Company from giving any assurances about the outcome of such litigation.

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

HISTORY OF LOSSES AND LIMITED OPERATING HISTORY

       The Company is a development stage company with a limited operating history. The Company has not generated any product revenue since its inception in April 1991. As consideration for execution of the Astra marketing agreement, Astra paid the Company $10 million in June 1996. In September 1996, the Company received a $10 million milestone payment from Astra upon filing an application for marketing authorization for MUSE (alprostadil) in the United Kingdom. The Company recorded these receipts as milestone revenue in the consolidated statement of operations. At September 30, 1996, the Company had an accumulated deficit of approximately $56.9 million. The Company's losses will increase significantly over the next twelve months as it incurs expenses related to its marketing and sales organization, constructing a second manufacturing plant, and expanding the Company's existing plant, preclinical and clinical assessment of potential new products and ongoing research and development activities. To achieve profitability, the Company must successfully obtain required regulatory approvals, manufacture, introduce and market the MUSE (alprostadil) product. The time required to reach profitability is highly uncertain and there is no assurance that the Company will be able to achieve profitability on a sustained basis, if at all.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

       The Company expects to incur substantial additional costs, including expenses related to its marketing and sales organization, a second manufacturing plant and expansion of the Company's existing plant, new product preclinical and clinical costs, ongoing research and development activities, and general corporate purposes. The Company anticipates that its existing capital resources will be sufficient to support the Company's operations through commercial introduction of MUSE (alprostadil) in the United States and Europe but may not be sufficient for the introduction of any additional future products. While the Company received an approvable letter from the FDA for MUSE (alprostadil) in October 1996, the Company cannot begin marketing the product in the United States until it has received final FDA marketing clearance, which is subject to final standard labeling requirements and agreement that the Company's manufacturing facility, methods, and controls comply with FDA requirements. Accordingly, the Company anticipates that it may be required to issue additional equity or debt securities and may use other financing sources including, but not limited to, corporate alliances and lease financings to fund the future development and possible commercial launch of its products. The sale of additional equity securities can be expected to result in additional dilution to the Company's stockholders. There can be no assurance that such funds will be available on terms satisfactory to the Company, or al all. Failure to obtain adequate funding could cause a delay or cessation of the Company's product development and marketing efforts and would have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the ability to obtain and timing and costs of obtaining regulatory approvals; (ii) the level of resources that the Company devotes to sales and marketing capabilities; (iii) the level of resources that the Company devotes to expanding manufacturing capacity; (iv) the activities of competitors; (v) the progress of the Company's research and development programs; (vi) the timing and results of preclinical testing and clinical trials; and (vii) technological advances.

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

CONTROL BY EXISTING STOCKHOLDERS

       As of September 30, 1996, the Company's officers, directors and principal stockholders, and certain of their affiliates, beneficially owned approximately 11% of the Company's outstanding Common Stock. Such concentration of ownership may have the effect of delaying, defining or preventing a change in control of the Company. Additionally, these stockholders will have significant influence over the election of directors of the Company. This concentration of ownership may allow significant influence and control over Board decisions and corporate actions.

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

ANTI-TAKEOVER EFFECT OF SHAREHOLDER RIGHTS PLAN AND CERTAIN CHARTER AND BYLAW PROVISIONS

       In February 1996, the Company's Board of Directors authorized its reincorporation in the State of Delaware (the

"Reincorporation") and adopted a Shareholder Rights Plan. The Shareholder Rights Plan provides for a dividend distribution of one Preferred Shares Purchase Right (a "Right") on each outstanding share of the Company's Common Stock. Each Right entitles stockholders to buy 1/1000th of a share of VIVUS Series A Participating Preferred Stock at an exercise price of $100.00. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 20% or more of the Company's Common Stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20% or more of the Company's Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 20% of more of the Company's Common Stock. The Company's reincorporation into the State of Delaware was approved by its stockholders and effective in May 1996.

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

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings

         A former consultant to the Company has claimed that he is the inventor of certain technology disclosed in two of the Company's patents. The former consultant further claims that the Company defrauded him by allegedly failing to inform him that it intended to use and patent this technology and by failing to compensate him for the technology in the manner allegedly promised. On May 28, 1996, the Company filed a complaint for declaratory judgment against the former consultant in the United States District Court for the Northern District of California, which seeks a declaration from the court that the former consultant is not an inventor of any of the technology disclosed in the patent. On July 17, 1996, the former consultant filed a lawsuit which seeks to have two of the Company's patents declared invalid on the grounds that they fail to list him as an inventor. On September 16, 1996, the Court dismissed the consultant's lawsuit, and ordered the consultant to refile his claims or counterclaims to the action initiated by the Company on May 28, 1996. The consultant filed his counterclaim on September 26, 1996. In a separate matter, on April 10, 1996, the licensors in an agreement by which the Company acquired a patent license filed a lawsuit in a Texas State court that alleges that they were defrauded in connection with the renegotiation of the license agreement between the Company and the licensors. On May 8, 1996, the action was removed to the United States District Court for the Western District of Texas. In addition to monetary damages, the licensors seek to return to the terms of the original license agreement. The Company has conducted a review of the circumstances surrounding these two matters and believes that the allegations are without merit. Although the Company believes that it should prevail, the uncertainties inherent in litigation prevent the Company from giving any assurances about the outcome of such litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

       None.

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits (in accordance with Item 601 of Regulation S-K)

    ** 3.1     Articles of Incorporation, as amended

     * 3.2     Bylaws of the Registrant

     * 4.1     Specimen Common Stock Certificate of the Registrant

     * 4.2     Registration Rights as amended

    ** 4.3     Form of Agreement Not to Sell by and between the

               Registrant and certain shareholders and option holders

     * 4.4 Form of Preferred Stock Purchase Warrant issued by the Registrant to Invemed Associates, Inc., Frazier Investment Securities, L.P., and Cristina H. Kepner

     # 4.5 Amended and Restated Preferred Shares Rights Agreement, dated as of June 18, 1996 by and between Vivus, Inc. and First Interstate Bank of California, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively.

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

     *10.17 Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay

     *10.18 Letter Agreement between the Registrant and Paul Doherty dated January 26, 1994 concerning severance pay

    **10.19 Guaranteed Maximum Price Contract by and between the Registrant and Marshall Contractors, Inc. dated January 27, 1995

    **10.20 Sub-lease by and among the Registrant, Argonaut Technologies, Inc., ESCAgenetics Corp. and Tanklage Construction Co. dated March 13, 1995

 ****+10.21    Distribution Services Agreement between the Registrant and
               Synergy Logistics, Inc. (a wholly- owned subsidiary of Cardinal
               Health, Inc.) dated February 9, 1996

 ****+10.22    Manufacturing Agreement between the Registrant and CHINOIN
               Pharmaceutical and Chemical Works Co., Ltd. dated December 20,
               1995

     +10.23 Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996

*****+10.24    Distribution Agreement made as of May 29, 1996 between the
               Registrant and Astra AB

      10.25 Menlo McCandless Office Lease made as of August 30, 1996 by and between Registrant and McCandless - Triad

      10.26 Sublease Agreement made as of August 22, 1996 by and between Registrant and Plant Research Technologies

      11.1     Computation of net loss per share

      27.1     Financial Data Schedule

-----

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

# Incorporated by reference to exhibit 99.1 filed with the Registrants Amendment No. 1 to Form 8-A filed with the Commission on June 24, 1996.

+     Confidential treatment granted.




(b) Reports on Form 8-K

       None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  VIVUS, Inc.




Date: November 13, 1996                      /s/ DAVID C. YNTEMA
      -----------------                          -------------------------------
                                                 David C. Yntema
                                                 Chief Financial Officer



                                             /s/ LELAND F. WILSON
                                                 -------------------------------
                                                 Leland F. Wilson
                                                 President and Chief
                                                 Executive Officer

                                   VIVUS, INC.

                                INDEX TO EXHIBITS




Exhibit   Description
-------   -----------

10.23 Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996

10.25 Menlo McCandless Office Lease made as of August 30, 1996 by and between Registrant and McCandless - Triad

10.26 Sublease Agreement made as of August 22, 1996 by and between Registrant and Plant Research Technologies

11.1      Computation of net income (loss) per share

27.1      Financial Data Schedule