Form 10-Q/A
period 1996-06-30
VIVUS INC
filed 1996-11-19
CIK 881524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q/A

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

                                   VIVUS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                      94-3136179
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     identification Number)

 545 MIDDLEFIELD ROAD, SUITE 200                   MENLO PARK, CA 94025
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                       (Zip Code)

             (415) 325-5511
--------------------------------------------------------------------------------
 (Registrant's Telephone Number, Including Area Code

                N/A
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits (in accordance with Item 601 of Regulation S-K)

             3.1      Certificate of Incorporation of the Registrant.
             3.2      Bylaws of the Registrant.
          *+10.1 Assignment Agreement by and between Alza Corporation and the Registrant dated December 31, 1993
          *+10.2 Memorandum of Understanding by and between Ortho Pharmaceutical Corporation and the Registrant dated February 25, 1992
           *10.3 Assignment Agreement by and between Ortho Pharmaceutical Corporation and the Registrant dated June 9, 1992
          *+10.4      License Agreement by and between Gene A. Voss, M.D., Allen
                      C. Eichler, M.D., and the Registrant dated December 28,
                      1992
          *+10.5A License Agreement by and between Ortho Pharmaceutical Corporation and Kjell Holmquist AB dated June 23, 1989
          *+10.5B Amendment by and between Kjell Holmquist AB and the Registrant dated July 3, 1992
           *10.5C Amendment by and between Kjell Holmquist AB and the Registrant dated April 22, 1992
          *+10.5D     Stock Purchase Agreement by and between Kjell Holmquist
                      AB and the Registrant dated April 22, 1992
          *+10.6A     License Agreement by and between Amsu, Ltd., and Ortho
                      Pharmaceutical Corporation dated June 23, 1989
          *+10.6B Amendment by and between Amsu, Ltd., and the Registrant dated July 3, 1992

           *10.6C     Amendment by and between Amsu, Ltd., and the Registrant
                      dated April 22, 1992
          *+10.6D     Stock Purchase Agreement by and between Amsu, Ltd., and
                      the Registrant dated July 10, 1992
           *10.7      Supply Agreement by and between Paco Pharmaceutical
                      Services, Inc., and the Registrant dated November 10, 1993
          *+10.8      Agreement by and among Pharmatech, Inc., Spolana Chemical
                      Works AS, and the Registrant dated June 23, 1993
           *10.9      Master Services Agreement by and between the Registrant
                      and Teknekron Pharmaceutical Systems dated August 9, 1993
           *10.10     Lease by and between McCandless-Triad and the Registrant
                      dated November 23, 1992, as amended
         ***10.11     Form of Indemnification Agreements by and among the
                      Registrant and the Directors and Officers of the
                      Registrant
          **10.12     1991 Incentive Stock Plan and Form of Agreement, as
                      amended
           *10.13     1994 Director Option Plan and Form of Agreement
           *10.14     Form of 1994 Employee Stock Purchase Plan and Form of
                      Subscription Agreement
           *10.15     Stock Restriction Agreement between the Company and Virgil
                      A. Place, M.D. dated November 7, 1991
           *10.16     Stock Purchase Agreement between the Company and Leland F.
                      Wilson dated June 26, 1991, as amended
           *10.17     Letter Agreement between the Registrant and Leland F.
                      Wilson dated June 14, 1991 concerning severance  pay
           *10.18     Letter Agreement between the Registrant and Paul Doherty
                      dated January 26, 1994 concerning severance  pay
          **10.19     Guaranteed Maximum Price Contract by and between the
                      Registrant and Marshall Contractors, Inc. dated January
                      27, 1995
          **10.20     Sub-lease by and among the Registrant, Argonaut
                      Technologies, Inc., ESCAgenetics Corp. and Tanklage
                      Construction Co. dated March 13, 1995
       ****+10.21     Distribution Services Agreement between the Registrant and
                      Synergy Logistics, Inc. (a wholly-owned subsidiary of
                      Cardinal Health, Inc.) dated February 9, 1996
       ****+10.22     Manufacturing Agreement between the Registrant and CHINOIN
                      Pharmaceutical and Chemical Works Co., Ltd. dated December
                      20, 1995
         +  10.23     Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996
      *****+10.24     Distribution Agreement made as of May 29, 1996 between the
                      Registrant and Astra AB
      ******11.1      Computation of net loss per share
      ******27.1      Financial Data Schedule

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

****** Incorporated by reference to the same numbered exhibits filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

+        Confidential treatment granted.



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



                                            VIVUS, Inc.





Date: November 19, 1996                       /s/ DAVID C. YNTEMA
      -----------------                     ---------------------------
                                            David C. Yntema
                                            Chief Financial
                                            Officer



                                            /s/ LELAND F. WILSON
                                            ---------------------------
                                            Leland F. Wilson
                                            President and Chief
                                            Executive Officer

                                   VIVUS, INC.
                                INDEX TO EXHIBITS



Exhibit    Description
-------    ---------------------------------------------------

 3.1       Certificate of Incorporation of the Registrant.

 3.2       Bylaws of the Registrant.

10.23      Distribution and Services Agreement between the
           Registrant and Alternate Site Distributors, Inc.
           dated July 17, 1996