Form 10-Q/A
period 1996-09-30
VIVUS INC
filed 1996-11-19
CIK 881524

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q/A

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

Item 4. Submission of Matters to a Vote of Security Holders.

       None.

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits (in accordance with Item 601 of Regulation S-K)

****** 3.1     Certificate of Incorporation of the Registrant

****** 3.2     Bylaws of the Registrant

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

 ****+10.22    Manufacturing Agreement between the Registrant and CHINOIN
               Pharmaceutical and Chemical Works Co., Ltd. dated December 20,
               1995

******10.23    Distribution and Services Agreement between the Registrant and
               Alternate Site Distributors, Inc. dated July 17, 1996

*****+10.24    Distribution Agreement made as of May 29, 1996 between the
               Registrant and Astra AB

     x10.25 Menlo McCandless Office Lease made as of August 30, 1996 by and between Registrant and McCandless - Triad

     x10.26 Sublease Agreement made as of August 22, 1996 by and between Registrant and Plant Research Technologies

     x11.1     Computation of net loss per share

     x27.1     Financial Data Schedule

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

# Incorporated by reference to exhibit 99.1 filed with the Registrants Amendment No. 1 to Form 8-A filed with the Commission on June 24, 1996.

****** Incorporated by reference to the same numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
        June 30, 1996.

x Incorporated by reference to the same numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

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