Form 10-K
period 1996-12-31
VIVUS INC
filed 1997-03-28
CIK 881524

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                                 Commission File Number
    December 31, 1996                                              0-23490

                                  VIVUS, INC.
             (Exact name of Registrant as specified in its charter)

        Delaware                                        94-3136179
(State or other jurisdiction of          (I.R.S. employer identification number)
incorporation or organization)


         545 Middlefield Road, Suite 200, Menlo Park, California 94025
             (Address of principal executive offices and zip code)

                                 (415) 325-5511
              (Registrant's telephone number, including area code)

Securities registered pursuant to 12(b) of the Act:               None
Securities registered pursuant to Section 12(g) of the Act:       Common Stock, $.001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                 ---      ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $632,342,107 (based upon the closing sales price of such stock as reported by The Nasdaq Stock Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1997, the number of outstanding shares of the Registrants' Common Stock was 16,426,606.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 6, 7 and 8 of Form 10-K is incorporated by reference from the Registrant's annual report to security holders furnished pursuant to Rule 14a-3 (the "Annual Report"). Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference from the Registrant's proxy statement for the 1997 Annual Stockholders' Meeting (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1996.
===============================================================================

         This Form 10-K contains forward looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward looking statements. Factors that might cause such differences include, but are not limited to, the risk factors described beginning on page 15, in addition to the other information contained in this Form 10-K.


                                     PART I

Item 1.          BUSINESS.

OVERVIEW

         VIVUS, Inc. ("VIVUS" or the "Company") is a leader in the development of advanced therapeutic systems for the treatment of erectile dysfunction. Erectile dysfunction, commonly referred to as impotence, is the inability to achieve and maintain an erection of sufficient rigidity for sexual intercourse. The Company's transurethral system for erection is a non-invasive, easy to use system that delivers pharmacologic agents topically to the urethral lining. In November 1996, the Company obtained regulatory marketing clearance by the U.S. Food and Drug Administration (the "FDA") to manufacture and market its first product, MUSE(R) (alprostadil). The Company commenced product shipments to wholesalers in December 1996 and commercially introduced MUSE (alprostadil) in the United States through its direct sales force beginning in January 1997. In addition, the Company submitted applications for regulatory approval to market MUSE (alprostadil) in the United Kingdom and Sweden in 1996 and Norway in January 1997. These applications will be subject to rigorous approval processes, and there can be no assurance such approval will be granted in a timely manner, if at all. Furthermore, the Company received FDA clearance in December 1996 for ACTIS(R), an adjustable elastomeric venous flow control device designed for those patients who suffer from veno-occlusive dysfunction (commonly referred to as venous leak syndrome). ACTIS is currently being studied for adjunctive use with MUSE.

         In May 1996, the Company entered into an international marketing agreement with Astra AB ("Astra"). Astra will purchase the Company's products for resale in Europe, South America, Central America, Australia and New Zealand. As consideration for execution of the international marketing agreement, Astra paid the Company $10 million in June 1996. In September 1996, the Company received a $10 million milestone payment from Astra upon filing an application for marketing authorization for MUSE (alprostadil) in the United Kingdom. The Company will be paid up to an additional $10 million in the event certain other milestones are achieved. However, there can be no assurance that such milestones will be achieved. In January 1997, the Company entered into an international marketing agreement with Janssen Pharmaceutica International ("Janssen"), a subsidiary of Johnson & Johnson. Janssen will purchase the Company's products for resale in China, multiple Pacific Rim countries (excluding Japan), Canada, Mexico and South Africa. As consideration for execution of the international marketing agreement, Janssen paid the Company $5 million. The Company will receive additional payments in the event certain other milestones are achieved. However, there can be no assurance that such milestones will be achieved. The Company began generating revenues from product sales in January 1997.

         The Company has sought and will continue to seek pharmacologic agents suitable for transurethral delivery for which significant safety data already exists. The Company believes that such agents may progress rapidly through clinical development and the regulatory process due to the preexisting safety data. The Company expects to begin a Phase III multi-center trial in 1997 for its second product candidate, a combination of alprostadil and prazosin delivered via the Company's transurethral system for erection.
The Company has several other product candidates in preclinical development.

         The Company has limited experience in manufacturing and selling MUSE (alprostadil) in commercial quantities. Whether the Company can successfully manage the transition to a large scale commercial enterprise will depend upon successful further development of its manufacturing capability and its distribution network, and attainment of foreign regulatory approvals for MUSE (alprostadil). Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

         Based on a published study of more than 1,200 men in Massachusetts, the Company estimates that more than 30% of males in the United States between the ages of 40 and 70 suffer from moderate to complete erectile dysfunction. The Company believes that similar rates of erectile dysfunction prevail outside the United States. An estimate from the National Institute of Health ("NIH") Consensus Statement on Impotence (1992) suggests that the number of men in the United States with erectile dysfunction may be 10 to 20 million. The rate of erectile dysfunction increases significantly with age. In addition to the Company's transurethral system for erection, the primary medical therapies currently used to treat erectile dysfunction are needle injection of pharmacologic agents into the penis, vacuum constriction devices, penile implants and oral medications. Despite the detrimental effect erectile dysfunction may have on a couple's quality of life, the Company believes that, due in part to the limitations of other therapies, less than 10% of men suffering from erectile dysfunction currently receive medical treatment. The Company believes that MUSE (alprostadil) could become first line therapy for erectile dysfunction and increase the number of men who will seek and receive medical treatment for erectile dysfunction.

BACKGROUND

         Erectile dysfunction results from (i) an inadequate supply of blood to the penis, (ii) a failure to relax the smooth muscle tissue in the penis so it can become engorged with blood, or (iii) a failure to retain blood in the penis. Blood is carried to the penis in two large arteries that terminate in a maze of blood vessels contained in the three erectile bodies of the penis, the corpus spongiosum, which surrounds the urethra, and two corpora cavernosa. Smooth muscle tissue surrounds each individual blood vessel in the erectile bodies. When the penis is flaccid, the smooth muscle tissue is in a contracted state, which constricts the blood vessels resulting in reduced blood flow. During stimulation, a signal is sent to nerve endings in the penis that causes the smooth muscle tissue to relax. This relaxation allows the blood vessels to expand, and, as arterial blood fills the erectile bodies, the penis becomes engorged with blood and erect. As the erectile bodies expand, the venous outflow of blood is restricted so that the erection can be maintained.

Causes of Erectile Dysfunction

         Historically, psychological factors were considered the primary cause of erectile dysfunction. It is now widely understood that a substantial majority of all cases have a physiological cause. The Company believes that its therapeutic treatments of erectile dysfunction can be effective, whether the cause is psychological or physiological. The primary physiological causes of erectile dysfunction fall into the following general categories:

                 Vascular Diseases. Atherosclerosis, hypertension and other diseases can impede or obstruct the flow of blood to the penis.

                 Neurological Diseases. Multiple sclerosis, Parkinson's disease and other diseases can interrupt nerve impulses to the penis.

                 Diabetes. Diabetes mellitus can alter both nerve function and vascular flow, inhibiting the ability to achieve an erection.

                 Prescription Drugs. Certain antihypertensive and cardiac medications, as well as a number of other prescription drugs, can affect nerve function in the penis by altering neurotransmitter levels.

                 Spinal Injury. Injury to the spinal column can interrupt nerve impulses from the spinal cord to the penis.

                 Pelvic Surgery. Radical prostatectomies, cystoprostatectomies and colectomies may traumatize or cut nerves or blood vessels to the penis.

                 Other Causes. Hormonal imbalance, renal failure and dialysis, and drug and substance abuse (particularly smoking) can also impair the neurovascular system and cause erectile dysfunction.

Market Size

         Based on a published study of more than 1,200 men in Massachusetts, the Company estimates that over 30% of males in the United States between the ages of 40 to 70 suffer from moderate to complete erectile dysfunction. The Company believes that similar rates prevail outside the United States. An estimate from the NIH Consensus Statement on Impotence (1992) suggests that the number of men in the United States with erectile dysfunction may be 10 to 20 million men. The rate of erectile dysfunction increases significantly with age.

Current Therapies

         Despite the detrimental effect erectile dysfunction may have on a couple's quality of life, the Company believes that, due in part to the limitations of other therapies, a large number of men suffering from erectile dysfunction currently do not seek medical treatment. In addition to the Company's recently introduced first product, MUSE (alprostadil), the primary physiological therapies currently utilized for the treatment of erectile dysfunction are:

                 Needle Injection Therapy. This form of treatment involves the needle injection of pharmacologic agents directly into the penis. These agents are generally vasoactive compounds such as alprostadil alone or in combination with phentolamine and papaverine. This form of treatment requires a prescription from a physician and instruction on self-injection. Side effects may include pain associated with injection, local pain and aching, priapism (persistent prolonged erections), fibrosis (build-up of scar tissue) and bleeding.

                 Vacuum Constriction Devices. This form of treatment involves the use of a mechanical system that creates a vacuum around the penis, causing the erectile bodies to fill with blood. A constriction band is then placed around the base of the penis to impede blood drainage and maintain the erection. Vacuum constriction devices are large, mechanical devices that can be unwieldy and somewhat difficult to use. In addition, the erection may not seem natural since only the part of the penis beyond the constriction band is rigid, and the penis can become cold and discolored due to the constriction of blood flow. Complications encountered by some users of vacuum constriction devices include pain and difficulty ejaculating.

                 Penile Implants. This therapy involves the surgical implantation of a semi-rigid, rigid or inflatable device into the penile structure to mechanically simulate an erection. In addition to the risks associated with surgical procedures, there is a significant rate of complication with implants such as infection and mechanical failure of the device. This may necessitate a second surgical procedure to remove or reposition the device. In addition, due to the scarring associated with the implant procedure, the patient may no longer be a viable candidate for less radical therapies.

                 Oral Medications. Yohimbine is the primary oral medication currently prescribed in the United States for the treatment of erectile dysfunction. While easily administered, yohimbine must be taken multiple times daily and may cause irritability, sweating, nausea and possibly hypertension. The Company believes that, for patients with physiologic erectile dysfunction, the efficacy of currently available oral medications is not significantly greater than placebo. See "Business - Competition" for discussion about oral medications under development by other companies for the treatment of erectile dysfunction.


THE VIVUS SOLUTION

         VIVUS intends to address the significant market opportunity for erectile dysfunction therapy with its transurethral system for erection. The Company's transurethral system for erection represents a unique approach to treating erectile dysfunction and is based on the discovery that the urethra, although an excretory duct, can absorb certain pharmacologic agents into the surrounding erectile tissues. This results in enhanced blood flow to the penis. The Company believes that MUSE (alprostadil), recently introduced in the United States, could become first line therapy and increase the number of men who seek and receive treatment for erectile dysfunction. The Company's transurethral system for erection is designed to overcome the limitations of other available therapies through its unique product attributes which include:

                 Ease of Administration. The Company's transurethral system for erection is easy to use with minimal instruction, unlike needle injection therapy that requires precise injection into a corpus cavernosum.

                 Non-invasive. The Company's transurethral system for erection utilizes urethral delivery, permitting topical application to the urethral lining.

                 Discreet. The Company's transurethral system for erection utilizes a small, easily carried, single-use disposable applicator that can be discreetly applied and is easily integrated into the normal sexual life of the patient. Administration takes less than a minute.

                 Quality of Erection. The Company's transurethral system for erection therapy mimics the normal vasoactive process, producing an erection that is more natural than those resulting from needle injection therapy, vacuum constriction devices or penile implants.

THE TRANSURETHRAL SYSTEM FOR ERECTION

         Administration. Administration of the transurethral system for erection is an easy and painless procedure. The end of the applicator is less than half the diameter of a man's urine stream and is inserted approximately three centimeters into the urethra. To use the transurethral system for erection, a patient urinates, shakes the penis to remove excess urine, inserts the transurethral system for erection into the urethra, releases the medication and then rolls the penis between the hands for 10 seconds to distribute the medication.

         The application process takes less than a minute. Once administered, the pharmacologic agent dissolves in the small amount of urine that remains in the urethra. The pharmacologic agent is absorbed by the urethral mucosa and moves across the adjacent tissue and into the erectile bodies. When successful, an erection is produced within 15 minutes of administration and lasts approximately 30-60 minutes. Many patients experience transient penile pain and/or local aching after administration and during intercourse.

         Initial Pharmacologic Agent. Alprostadil is the first pharmacologic agent used in the transurethral system for erection. Alprostadil is the generic name for the synthetic version of prostaglandin E1, a naturally occurring vasodilator present throughout the body and at high levels in seminal fluid.

         Other Pharmacologic Agents. The Company is also engaged in the evaluation and development of additional pharmacologic agents to treat erectile dysfunction either alone or in combination with other agents. One such agent is prazosin, a generic alpha-blocker that can be delivered by the transurethral system for erection, both alone and in combination with alprostadil. The Company has several other product candidates in preclinical development.

THE VIVUS STRATEGY

         The Company's objective is to become the leading developer, manufacturer and supplier of products for the treatment of erectile dysfunction. The Company is pursuing this objective with the following strategies:

                 Focus on Clinical Development and Regulatory Review. The Company has sought and plans to continue to seek additional pharmacologic agents suitable for transurethral delivery for which significant safety data already exists.
                 The Company believes that such agents may progress rapidly through the clinical development and regulatory process due to the preexisting safety data.

                 Expand the Market. The Company is seeking to increase the number of men receiving treatment for erectile dysfunction by developing safe, effective, discreet, easy to use, non-invasive products and by heightening physician and consumer awareness of erectile dysfunction through education.

                 Maintain Proprietary Technology. The Company has sought and will continue to seek a strong proprietary position for the Company's transurethral system for erection by pursuing patent protection in the United States and key international countries.

                 Develop Novel Pharmacologic Agents. The Company is engaged in the research and development of and may seek to license novel pharmacologic agents that may provide an enhanced therapeutic benefit in the treatment of erectile dysfunction, either alone or in combination with other agents.

                 Achieve Broad Distribution. The Company is initially marketing and selling its products through a direct sales force in the United States, and through distribution, co-promotion or license agreements with corporate partners in foreign markets. In May 1996, the Company completed an international marketing agreement with Astra AB (Astra) where Astra will purchase the Company's products for resale in Europe, South America, Central America, Australia and New Zealand. In January 1997, the Company signed an international marketing agreement with Janssen, a subsidiary of Johnson & Johnson, where Janssen will purchase the Company's products for resale in China, multiple Pacific Rim countries (excluding Japan), Canada, Mexico and South Africa.

MANUFACTURING AND RAW MATERIALS

         The Company has limited experience in manufacturing MUSE (alprostadil) in commercial quantities. Since the commercial launch of its product in January 1997, the Company has experienced shortages on certain dosage strengths due to higher than expected demand. The Company has leased two adjacent buildings in New Jersey, totalling 90,000 square feet, that will be built out to support expansion of the Company's manufacturing capabilities. If the Company encounters any manufacturing difficulties, including problems involving production yields, quality control and assurance, supplies of components or raw materials or shortages of qualified personnel, regulatory approval of its new facility, it could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company obtains its supply of alprostadil from two sources. The first is Spolana Chemical Works AS in Neratovice, Czech Republic ("Spolana") pursuant to a supply agreement that expires at the end of 1997. A renewal agreement is currently being negotiated. In January 1996, the Company entered into a long-term alprostadil supply agreement with CHINOIN Pharmaceutical and Chemical Works Co., Ltd. ("Chinoin"). Chinoin is the Hungarian subsidiary of the French pharmaceutical company Sanofi Winthrop.

         While the Company is seeking additional sources of alprostadil, there can be no assurance that it will be able to identify and qualify such sources. Alprostadil, a generic drug, is extremely difficult to manufacture and is only available to the Company from a limited number of other suppliers, none of which currently produce it in commercial quantities. The Company is required to identify its suppliers to the FDA. The FDA may require additional clinical trials or other studies prior to accepting any new supplier. Unless the Company secures and qualifies additional sources of alprostadil, it will be entirely dependent upon Spolana and Chinoin for the delivery of alprostadil. If interruptions in the supply of alprostadil were to occur for any reason, including, but not limited to, a decision by Spolana and/or Chinoin to discontinue manufacture, political unrest, labor disputes, or a failure of Spolana and/or Chinoin to follow regulatory guidelines, the development and commercial marketing of MUSE (alprostadil) and other potential products could
be delayed or prevented.   An interruption in the Company's supply of
alprostadil would have a material adverse effect on the Company's business, financial condition and results of operations.

         The formulation, filling, packaging and testing of the MUSE (alprostadil) is performed by Paco Pharmaceutical Services, Inc. ("Paco") at its facility in Lakewood, New Jersey. In April 1995, Paco was acquired by The West Company. In June 1995, the Company completed construction of its approximately 6,000 square feet of dedicated manufacturing and testing space within Paco's facility. This space is dedicated to manufacturing and testing activities for the Company. Until the Company develops an in-house manufacturing capability, it will be entirely dependent upon Paco for the manufacture of its products. There can be no assurance that the Company's reliance on Paco will not result in problems with product supply. Interruptions in the availability of MUSE (alprostadil) and other potential products could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company obtains the necessary raw materials and components for the manufacture of MUSE (alprostadil) from third parties. The Company currently contracts with contract manufacturing organizations, including foreign manufacturers, that are required to comply with strict standards established by the Company. All contract manufacturers are required by the Federal Food, Drug, and Cosmetic Act, as amended, and by FDA regulations to follow current Good Manufacturing Practices ("cGMP") and are subject to routine periodic inspections by the FDA and certain state and foreign regulatory agencies for compliance with cGMPs and other applicable regulations. The FDA stringently applies regulatory standards for manufacturing. The Company's third party contract manufacturers were inspected for cGMP compliance as part of the approval process. However, upon routine re-inspection of the manufacturing facilities, there can be no assurance that the FDA will find the manufacturing process or facilities to be in compliance with cGMPs and other regulations. Failure to achieve satisfactory cGMP compliance as confirmed by routine inspections could become a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious case, result in the issuance of a regulatory warning letter or seizure or recall of products, injunction and/or civil fines.

         The Company's New Jersey manufacturing facility at Paco Pharmaceutical Services Inc. was inspected by the FDA for the first time after the preapproval inspection during 12 days in February and March 1997. That inspection resulted in the issuance by the FDA of an extensive Form FDA 483, which detailed specific areas where the FDA inspector observed that the Company's operations were not in full compliance with some areas of the cGMP regulations. A corrective action plan addressing all identified cGMP deficiencies was initiated immediately, and the Company submitted a written response to the Form FDA 483 and requested a meeting with the FDA District Office officials to discuss the matter. There can be no assurance that the FDA will accept the Company's corrective action plan or the time frame for completing the corrective action plan. If the corrective action plan is accepted it is likely that the FDA would reinspect the facility shortly after completion of the corrective action plan. The scope of any FDA reinspection could be more comprehensive than the initial inspection. Failure to adequately address these cGMP deficiencies within a reasonable time frame would have an adverse effect on the Company's ability to supply its product, which would have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company has undertaken a complete review of its cGMP compliance. However, there can be no assurance that the FDA will deem the Company's corrective action or the timing for the corrective action to be adequate or that additional corrective action, in areas not addressed by Form FDA 483, will not be required. Failure to achieve satisfactory cGMP compliance would have a material adverse effect on the Company's ability to continue to market and distribute its products and in the most serious cases, could result in the issuance of a Warning Letter, seizure or recall of products, civil fines or closure of the Company's New Jersey manufacturing facility until cGMP compliance is achieved.

SALES AND MARKETING

         Before commercially launching its first product, MUSE (alprostadil), in January 1997, the Company had no experience in the sale, marketing and distribution of pharmaceutical products. The Company is marketing and selling its products initially through a direct sales force in the United States. There can be no assurance that the Company's domestic sales and marketing efforts will be successful.

         The Company intends to market and sell its products in other foreign markets through distribution, co-promotion or license agreements with corporate partners. To date, the Company has entered into international marketing agreements with Astra and Janssen. There can be no assurance that the Company will be able to successfully enter into additional agreements with corporate partners upon reasonable terms, if at all. To the extent that the Company enters into distribution, co-promotion or license agreements for the sale of its products, the Company will be dependent upon the efforts of third parties. There can be no assurance that such efforts will be successful.

         In February 1996, the Company entered into a distribution agreement with CORD Logistics, Inc. ("CORD"), a wholly-owned subsidiary of Cardinal Health, Inc. Under this agreement, CORD warehouses the Company's finished goods, takes customer orders, picks, packs and ships its product, invoices customers and collects related receivables. The Company also has access to CORD information systems that support these functions. As a result of this distribution agreement with CORD, the Company is heavily dependent on CORD's efforts. There can be no assurance such efforts will be successful.

          In May 1996, the Company entered into an international marketing agreement with Astra to purchase the Company's products for resale in Europe, South America, Central America, Australia and New Zealand. As consideration for execution of the marketing agreement, Astra paid the Company $10 million in June 1996. In September 1996, the Company received a $10 million milestone payment from Astra upon filing an application for marketing authorization for MUSE (alprostadil) in the United Kingdom. The Company will be paid up to an additional $10 million in the event certain other milestones are achieved. However, there can be no assurance that such milestones will be achieved. As a result of this marketing agreement with Astra, the Company is dependent on Astra's efforts to market, distribute and sell the Company's products effectively in the above mentioned markets. There can be no assurance that such efforts will be successful.

         In July 1996, the Company entered into a distribution agreement with Alternate Site Distributors, Inc. ("ASD"), a subsidiary of Bergen Brunswig Corporation. ASD provides "direct-to-physician" distribution, telemarketing and customer service capabilities in support of the U.S. marketing and sales efforts. Pursuant to the terms of this agreement, ASD developed a customer service organization to respond to all the Company's sales representative and physician inquiries. A central feature of this customer service is a dedicated Company owned toll free number with an automated response menu covering various options. As a result of this distribution agreement with ASD, the Company is dependent on ASD's efforts to distribute, telemarket, and provide customer service effectively. There can be no assurance that such efforts will be successful.

         In January 1997, the Company signed an international marketing agreement with Janssen, a subsidiary of Johnson & Johnson. Janssen will purchase the Company's products for resale in China, multiple Pacific Rim countries (excluding Japan), Canada, Mexico and South Africa. As consideration for execution of the international marketing agreement, Janssen paid the Company $5 million. The Company will receive additional payments in the event certain other milestones are achieved. However, there can be no assurance that such milestones will be achieved. As a result of this distribution agreement with Janssen, the Company is dependent on Janssen's efforts to distribute and sell the Company's products effectively in the above mentioned markets. There can be no assurance that such efforts will be successful.

CLINICAL STUDIES

         In mid-1995, the Company completed its Phase III Confirmatory studies for MUSE (alprostadil) that were used as a basis for the New Drug Application ("NDA") submitted to the FDA in March 1996. MUSE (alprostadil) was cleared for marketing by the FDA in November 1996. Successful intercourse was reported by 64.9 percent of participants using MUSE (alprostadil) versus 18.6 percent receiving placebo. Of all active doses administered, 50.2 percent resulted in intercourse, compared to 10.4 percent of placebo doses. No increased risk of serious adverse events due to MUSE (alprostadil) was found, and there were no reports of priapism (persistent abnormal erection) or penile scarring. Eighty-eight (88) percent of patient couples that commenced the pivotal Phase III Confirmation Study completed it. The most common side effect reported was transient penile pain and less than one percent of participants discontinued use due to discomfort. In patients who responded to treatment with MUSE (alprostadil), there was a statistically significant improvement in the patient's perception of his emotional well-being (p<0.004) and in his relationship with his partner (p<0.001) compared to patients treated with placebo. From the partner's perspective, there also was a statistically significant improvement in her relationship with the patient (p<0.001) compared to partners in the placebo group. The Company has continued open label Extended Maintenance studies for those patients electing to continue treatment.

         The Company's ongoing clinical trials will evaluate the long-term safety of MUSE (alprostadil) for both the patient and his partner. Additional adverse side effects may arise during the course of ongoing clinical trials. There can be no assurance that additional adverse side effects will not arise that result in the FDA requiring limitations on use or warnings that make the Company's products not commercially viable. Any additional adverse side effects could have a material adverse effect on the Company's business, financial condition and results of operations.

LICENSED PATENTS AND PROPRIETARY RIGHTS

         The Company's policy is to aggressively maintain its patent protection and to enforce all of its intellectual property rights.

         The Company is the exclusive licensee of United States and Canadian patents originally filed in the name of Dr. Gene Voss. These patents claim methods of treating erectile dysfunction by the topical application of an ointment containing a vasodilator. There are also claims to methods of treatment involving the insertion of a catheter into the urethra to deliver vasodilators.

         The Company is the exclusive licensee of patents and patent applications filed in the name of Dr. Nils Kock in numerous countries. Patents have issued in Australia, Canada, Japan, New Zealand, Sweden, South Africa and Europe (Austria, Belgium, Germany, France, Great Britain, Ireland, Italy, Luxembourg, Netherlands, Sweden, Greece and Spain). Patent applications are pending in Denmark, Finland, and the United States. The European patents claim compositions for the treatment of erectile dysfunction through the urethra of certain active substances including alpha-receptor blockers, vasoactive polypeptides, prostaglandins or nitroglycerin dispersed in a hydrophilic vehicle. A competitor has filed a patent opposition against this patent with the European Patent Office. The Company is vigorously defending this patent, however, an adverse decision could affect the Company's ability, based on its patent rights, to prevent potential competition in Europe.

         The Company is the exclusive assignee of two United States patents and divisional patent applications from Alza Corporation ("Alza"), covering inventions of Dr. Virgil Place made while he was an employee of Alza. The patents and patent applications describe dosage forms for administering a therapeutic agent to the urethra, methods for treating erectile dysfunction and specific drug formulations that can be delivered transurethrally for the treatment of erectile dysfunction. Five additional divisional or continuation applications claiming subject matter disclosed but not claimed in the issued patents or applications were filed in the United States on June 7, 1995. Patent applications filed before June 8, 1995, if approved, will have a patent life of 17 years from the patent issue date. Patent applications filed after June 8, 1995, if approved, will have a patent life of 20 years from the filing date. Foreign patents have been issued in South Africa and Australia and foreign applications are pending in Canada, Finland, Ireland, Mexico, Portugal, New Zealand, Japan, South Korea, Norway and Europe (Austria, Belgium, Switzerland, Germany, Denmark, Spain, France, United Kingdom, Italy, Luxembourg, Netherlands, Sweden and Greece).

         The Company's license and assignment agreements for these patents and patent applications are royalty bearing and do not expire until the licensed patents expire. These license and assignment agreements provide that the Company may assume responsibility for the maintenance and prosecution of the patents and bring infringement actions.

         In addition, the Company filed two patent applications in the United States, eleven patent applications in foreign jurisdictions, and two patent cooperation treaty applications in 1996. These patents further address the treatment and diagnosis of erectile dysfunction.

         The Company's success will depend in large part on the strength of its current and future patent position relating to the transurethral delivery of pharmacologic agents for the treatment of erectile dysfunction. The Company's patent position, like other pharmaceutical companies, is highly uncertain and involves complex legal and factual questions. Claims made under patent applications may be denied or significantly narrowed and the issued patents may not provide significant commercial protection to the Company. The Company could incur substantial costs in proceedings before the United States Patent Office, including interference proceedings. These proceedings could also result in adverse decisions as to the priority of the Company's licensed or assigned inventions. There is no assurance that the Company's patents will not be successfully challenged or designed around by others. The Company is aware of a patent application involving the transurethral application of prostaglandin E2. However, the Company believes that its licensed patents will block the issuance of such patent.

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

         A former consultant to the Company has claimed that he is the inventor of certain technology disclosed in two of the Company's patents. The former consultant further claims that the Company defrauded him by allegedly failing to inform him that it intended to use and patent this technology and by failing to compensate him for the technology in the manner allegedly promised. The Company has filed a complaint for declaratory judgment against the former consultant in the United States District Court for the Northern District of California, which seeks a declaration from the court that the former consultant is not an inventor of any of the technology disclosed in the patents. The former consultant has filed a counterclaim that seeks unspecified monetary damages and to have two of the Company's patents declared invalid on the grounds that they fail to list him as an inventor.

         In a separate matter, licensors in an agreement by which the Company acquired a patent license have filed a lawsuit in the United States District Court for the Western District of Texas that alleges that they were defrauded in connection with the renegotiation of the license agreement between the Company and the licensors. In addition to monetary damages, the licensors seek to return to the terms of the original license agreement.

         The Company has conducted a review of the circumstances surrounding these two matters and believes that the allegations are without merit.
Although the Company believes that it should prevail, the uncertainties inherent in litigation prevent the Company from giving any assurances about the outcome of such litigation.

         The Company also relies on trade secrets and other unpatented proprietary technology. No assurance can be given that the Company can meaningfully protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products and processes or otherwise gain access to the Company's proprietary technology. The Company seeks to protect its trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurance that the agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. In addition, protracted and costly litigation may be necessary to enforce and determine the scope and validity of the Company's proprietary rights.

COMPETITION

         Competition in the pharmaceutical and medical products industries is intense and characterized by extensive research efforts and rapid technological progress. Certain treatments for erectile dysfunction exist, such as needle injection therapy, vacuum constriction devices, penile implants and oral medications, and the manufacturers of these products will continue to improve these therapies. In July 1995, the FDA approved the use of alprostadil in The Upjohn Company's needle injection therapy product for erectile dysfunction. Previously, Upjohn had obtained approval in a number of European countries. Additional competitive therapies under development include an oral medication by Pfizer, Inc., which is currently in Phase III clinical trials. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of erectile dysfunction. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than the Company. In addition, these companies have significantly greater experience than the Company in undertaking preclinical testing, human clinical trials and other regulatory approval procedures. There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research in the area of erectile dysfunction. For instance, Zonagen, Inc. and Pentech Pharmaceutical, Inc. have oral medications under development. These entities may also market commercial products either on their own or through collaborative efforts. The Company's competitors may develop technologies and products that are more effective than those being developed by the Company. Such developments would render the Company's products less competitive or possibly obsolete. The Company is also competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited experience.

GOVERNMENT REGULATION

         The production and marketing of the Company's proposed products and its research and development activities are subject to regulation for safety, effectiveness and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous FDA regulation. The Federal Food, Drug, and Cosmetic Act, as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of the Company's products. Product development and approval within this regulatory framework takes a number of years and involves the expenditure of substantial resources.

         The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory tests, in vivo preclinical studies and formulation studies, (ii) the submission to the FDA of an Investigational New Drug ("IND") application for human clinical testing, which must become effective before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug, (iv) the submission of an NDA to the FDA, and (v) the FDA clearance for marketing of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Domestic manufacturing establishments are subject to biennial inspections by the FDA and must comply with cGMP for both drugs and devices. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMP and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA. The Company's contract manufacturing site, located in New Jersey, must also be licensed by the State of New Jersey and must comply with New Jersey's separate regulatory requirements.

         Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and effectiveness of the product. Compounds must be adequately manufactured and preclinical safety tests must be conducted by laboratories that comply with FDA regulations. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

         Clinical trials involve the administration of the investigational new drug to patients, under the supervision of a qualified principal investigator. Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board ("IRB") at the institution at which the study will be conducted. The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

         Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy subjects, the drug is tested for safety, dosage tolerance, absorption, distribution, metabolism, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population to (i) determine the effectiveness of the drug for specific, targeted indications,
(ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical effectiveness and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. There can be no assurance that Phase I, Phase II or Phase III testing will be completed within any specific time period, if at all, with respect to any of the Company's products subject to such testing. Furthermore, the Company or the FDA may suspend clinical trials at any time if it is believed that the patients are being exposed to an unacceptable health risk.

         The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The Company submitted an NDA for MUSE (alprostadil) in March 1996, and the FDA approved the NDA in November 1996. Although MUSE (alprostadil) received FDA approval, the testing and approval process for the Company's other potential products will require substantial time and effort, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarketing testing and surveillance to monitor the safety of the Company's products if they do not view the NDA as containing adequate evidence of the safety and effectiveness of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. Finally, approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

         Among the conditions for an NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to cGMP. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

         The Company and all its third party contract manufacturers are subject to routine periodic inspections by the FDA and certain state and foreign regulatory agencies for compliance with cGMPs and other applicable regulations. The FDA stringently applies regulatory standards for manufacturing. The Company's third party contract manufacturers were inspected for cGMP compliance as part of the approval process. However, upon routine re-inspection of its contract manufacturers, there can be no assurance that the FDA will find the manufacturing process or facilities to be in compliance with cGMPs and other regulations. Failure to achieve satisfactory cGMP compliance as confirmed by routine regulatory inspections could become a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the issuance of regulatory warning letter or seizure or recall of products, injunction and/or civil fines.

         The Company's New Jersey manufacturing facility at Paco Pharmaceutical Services Inc. was inspected by the FDA for the first time after the preapproval inspection during 12 days in February and March 1997. That inspection resulted in the issuance by the FDA of an extensive Form FDA 483, which detailed specific areas where the FDA inspector observed that the Company's operations were not in full compliance with some areas of the cGMP regulations. A corrective action plan addressing all identified cGMP deficiencies was initiated immediately, and the Company submitted a written response to the Form FDA 483 and requested a meeting with the FDA District Office officials to discuss the matter. There can be no assurance that the FDA will accept the Company's corrective action plan or the time frame for completing the corrective action plan. If the corrective action plan is accepted it is likely that the FDA would reinspect the facility shortly after completion of the corrective action plan. The scope of any FDA reinspection could be more comprehensive than the initial inspection. Failure to adequately address these cGMP deficiencies within a reasonable time frame would have an adverse effect on the Company's ability to supply its product, which would have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company has undertaken a complete review of its cGMP compliance. However, there can be no assurance that the FDA will deem the Company's corrective action or the timing for the corrective action to be adequate or that additional corrective action, in areas are not addressed by Form FDA 483, will not be required. Failure to achieve satisfactory cGMP compliance would have a material adverse effect on the Company's ability to continue to market and distribute its products and in the most serious cases, could result in the issuance of a Warning Letter, seizure or recall of products, civil fines or closure of the Company's New Jersey manufacturing facility until cGMP compliance is achieved.


         For clinical investigation and marketing in Europe, the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely for European countries both within and outside the European Union ("EU"). The Company's approach to the European regulatory process involved the identification of respected clinical investigators in the member states of the EU and other European countries to conduct clinical studies. The Company designed these studies to meet FDA, EU and other European countries' standards. Within the EU, while marketing authorizations must be supported by clinical trial data of a type and extent set out by EU directives and guidelines, the approval process for the commencement of clinical trials is just beginning to be harmonized by EU law, and still varies from country to country. The system for obtaining marketing authorizations within the EU changed on January 1, 1995 pursuant to recently adopted EU legislation. The new EU registration system is a dual one in which certain products, such as biotechnology and high-technology products and those containing new active substances, have access to a central regulatory system that provides registration throughout the entire EU. Other products will be registered by national authorities in individual EU member states, operating on a principle of mutual recognition. As far as possible, the Company's studies were designed to develop a regulatory package sufficient for multi-country approval in the European markets without the need to duplicate studies for individual country approvals. The Company submitted applications for approval of MUSE (alprostadil) in the United Kingdom and Sweden in 1996 and Norway in 1997.
These applications will be subject to rigorous approval processes, and there can be no assurance such approval will be granted in a timely manner, if at all.

         Outside the United States and Europe, the Company's ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. This foreign regulatory approval process includes all of the risks associated with FDA approval previously discussed.

EMPLOYEES

         As of March 1, 1997 the Company employed 107 persons, of whom two are part-time. Of these employees, seven are in manufacturing, twelve are in clinical and regulatory affairs, three are in research and development, three are in development and preclinical studies, three are in quality assurance, 66 are in sales and marketing, one is in corporate development and twelve are in finance and administration. None of the Company's current employees are represented by a labor union or are the subject of a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

         This Annual Report on Form 10-K contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ from those set forth in such forward looking statements as a result of certain factors, including those set forth in this Risk Factors section.

                                  RISK FACTORS

LIMITED MANUFACTURING EXPERIENCE AND DEPENDENCE ON SOLE CONTRACT MANUFACTURER

         The Company has only limited experience in manufacturing MUSE (alprostadil) in commercial quantities. Since the commercial launch of its product in January 1997, the Company has experienced shortages on certain dosage strengths due to higher than expected demand. If the Company encounters any manufacturing difficulties, including problems involving production yields, quality control and assurance, supplies of components or raw materials or shortages of qualified personnel, it could have a material adverse effect on the Company's business, financial condition and results of operations.

         The formulation, filling, packaging and testing of MUSE (alprostadil) is performed by Paco Pharmaceutical Services, Inc. ("Paco"), a wholly owned subsidiary of The West Company, at its facility in Lakewood, New Jersey. In June 1995, the Company completed construction of its approximately 6,000 square feet of dedicated manufacturing and testing space within Paco's facility. Due to higher than expected demand, the Company has leased two adjacent buildings in New Jersey, totalling 90,000 square feet, that will be built out to support expansion of the Company's manufacturing capabilities. Until the Company develops an in-house manufacturing capability, it will be entirely dependent upon Paco for the manufacture of its products. There can be no assurance that the Company's reliance on Paco for the manufacture of its products will not result in problems with product supply, and there can be no assurance that the Company will be able to establish a second manufacturing facility. Interruptions in the availability of products could delay or prevent the development and commercial marketing of MUSE (alprostadil) and other potential products and would have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company and all its third party contract manufacturers are subject to routine periodic inspections by the FDA and certain state and foreign regulatory agencies for compliance with cGMPs and other applicable regulations. The FDA stringently applies regulatory standards for manufacturing. The Company's third party contract manufacturers were inspected for cGMP compliance as part of the approval process. However, upon routine re-inspection of its contract manufacturers, there can be no assurance that the FDA will find the manufacturing process or facilities to be in compliance with cGMPs and other regulations. Failure to achieve satisfactory cGMP compliance as confirmed by routine regulatory inspections could become a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the issuance of regulatory warning letter seizure or recall of products, injunction and/or civil fines.

         The Company's New Jersey manufacturing facility at Paco Pharmaceutical Services Inc. was inspected by the FDA for the first time after the preapproval inspection during 12 days in February and March 1997. That inspection resulted in the issuance by the FDA of an extensive Form FDA 483, which detailed specific areas where the FDA inspector observed that the Company's operations were not in full compliance with some areas of the cGMP regulations. A corrective action plan addressing all identified cGMP deficiencies was initiated immediately, and the Company submitted a written response to the Form FDA 483 and requested a meeting with the FDA District Office officials to discuss the matter. There can be no assurance that the FDA will accept the Company's corrective action plan or the time frame for completing the corrective action plan. If the corrective action plan is accepted it is likely that the FDA would reinspect the facility shortly after completion of the corrective action plan. The scope of any FDA reinspection could be more comprehensive than the initial inspection. Failure to adequately address these cGMP deficiencies within a reasonable time frame would have an adverse effect on the Company's ability to supply its product, which would have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company has undertaken a complete review of its cGMP compliance. However, there can be no assurance that the FDA will deem the Company's corrective action or the timing for the corrective action to be adequate or that additional corrective action, in areas not addressed by Form FDA 483, will not be required. Failure to achieve satisfactory cGMP compliance would have a material adverse effect on the Company's ability to continue to market and distribute its products and in the most serious cases, could result in the issuance of a Warning Letter, seizure or recall of products, civil fines or closure of the Company's New Jersey manufacturing facility until cGMP compliance is achieved.

LIMITED SALES AND MARKETING EXPERIENCE

         Before commercially launching its first product, MUSE (alprostadil), in January 1997, the Company had no experience in the sale, marketing and distribution of pharmaceutical products. The Company is marketing and selling its products initially through a direct sales force in the United States. There can be no assurance that the Company's domestic sales and marketing efforts will be successful.

         In February 1996, the Company entered into a distribution agreement with CORD Logistics, Inc. ("CORD"), a wholly owned subsidiary of Cardinal Health, Inc. Under this agreement, CORD warehouses the Company's finished goods, takes customer orders, picks, packs and ships its product, invoices customers and collects related receivables. The Company also has access to CORD's information systems that support these functions. As a result of this distribution agreement with CORD, the Company is heavily dependent on CORD's efforts to fulfill orders and warehouse its products effectively. There can be no assurance such efforts will be successful.

         In May 1996, the Company entered into an international marketing agreement with Astra to purchase the Company's products for resale in Europe, South America, Central America, Australia and

New Zealand. As consideration for execution of the international marketing agreement, Astra paid the Company $10 million in June 1996. In September 1996, the Company received a $10 million milestone payment from Astra upon filing an application for marketing authorization for MUSE (alprostadil) in the United Kingdom. The Company will be paid up to an additional $10 million in the event certain other milestones are achieved. However, there can be no assurance that such milestones will be achieved. The marketing agreement does not have minimum purchase commitments, and Astra may take up to twelve months to introduce a product in a given country following regulatory approval in such country. As a result of this marketing agreement with Astra, the Company is dependent on Astra's efforts to market, distribute and sell the Company's products effectively in the above mentioned markets. There can be no assurance that such efforts will be successful.

         In July 1996, the Company entered into a distribution agreement with ASD, a subsidiary of Bergen Brunswig Corporation. ASD provides "direct-to-physician" distribution, telemarketing and customer service capabilities in support of the U.S. marketing and sales efforts. Pursuant to the terms of this agreement, ASD developed a customer service organization to respond to all the Company's sales representative and physician inquiries. A central feature of this customer service is a dedicated Company owned toll free number with an automated response menu covering various options. As a result of this distribution agreement with ASD, the Company is dependent on ASD's efforts to distribute, telemarket, and provide customer service effectively. There can be no assurance that such efforts will be successful.

         In January 1997, the Company signed an international marketing agreement with Janssen, a subsidiary of Johnson & Johnson. Janssen will purchase the Company's products for resale in China, multiple Pacific Rim countries (excluding Japan), Canada, Mexico and South Africa. As consideration for execution of the international marketing agreement, Janssen paid the Company $5 million. The Company will receive additional payments in the event certain other milestones are achieved. However, there can be no assurance that such milestones will be achieved. As a result of this distribution agreement with Janssen, the Company is dependent on Janssen's efforts to distribute and sell the Company's products effectively in the above mentioned markets. There can be no assurance that such efforts will be successful.

         The Company intends to market and sell its products in other foreign markets through distribution, co-promotion or license agreements with corporate partners. To date, the Company has entered into international marketing agreements with Astra and Janssen. There can be no assurance that the Company will be able to successfully enter into additional agreements with corporate partners upon reasonable terms, if at all. To the extent that the Company enters into distribution, co-promotion or license agreements for the sale of its products, the Company will be dependent upon the efforts of third parties. These third parties may have other commitments, and there can be no assurance that they will commit the necessary resources to effectively market, distribute and sell the Company's product.

DEPENDENCE ON THE COMPANY'S TRANSURETHRAL SYSTEM FOR ERECTION

         The Company currently relies upon a single therapeutic approach to treat erectile dysfunction, its transurethral system for erection. Certain side effects have been found to occur with the use of MUSE (alprostadil). Mild to moderate transient penile/perineal pain was suffered by 21% to 42% of patients (depending on dosage) treated with MUSE (alprostadil) in the Company's Phase II/III Dose Ranging study. Moderate to severe (i.e., syncope) decreases in blood pressure were experienced by 1% to 4% of patients (depending on dosage) treated with MUSE (alprostadil) in such study. The existence of side effects or dissatisfaction with product results may impact a patient's decision to use or continue to use, or a physician's decision to recommend, MUSE (alprostadil) as a therapy for the treatment of erectile dysfunction thereby affecting the commercial viability of MUSE (alprostadil). In addition, technological changes or medical advancements could diminish or eliminate the commercial viability of the Company's products. As a result of the Company's single therapeutic approach and its current focus on MUSE (alprostadil), the failure to successfully commercialize such product would have an adverse effect on the Company and could threaten the Company's ability to continue as a viable entity.

GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS

         The Company's research, preclinical development, clinical trials, manufacturing and marketing of its products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Clinical trials, manufacturing and marketing of the Company's products will be subject to the rigorous testing and approval processes of the FDA and equivalent foreign regulatory agencies. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The Company completed pivotal clinical trials in 1995 and submitted an NDA for its first product, MUSE (alprostadil), to the FDA in March 1996. In November 1996, the Company received final marketing clearance from the FDA for MUSE (alprostadil). In addition, the Company submitted applications for approval of MUSE (alprostadil) in the United Kingdom and Sweden in 1996 and Norway in January 1997. These applications will be subject to rigorous approval processes. There can be no assurance that approval in these or other countries will be granted on a timely basis, if at all, or if granted, that such approval will not contain significant limitations in the form of warnings, precautions or contraindications with respect to condition of use. Any delay in obtaining, or failure to obtain, such approval would adversely affect the Company's ability to generate product revenue.

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

         The Company obtains the necessary raw materials and components for the manufacture of MUSE (alprostadil) from third parties. The Company currently contracts with contract manufacturing organizations, including foreign manufacturers, that are required to comply with strict standards established by the Company. All contract manufacturers are required by the Federal Food, Drug, and Cosmetic Act, as amended, and by FDA regulations to follow current Good Manufacturing Practices ("cGMP") and are subject to routine periodic inspections by the FDA and certain state and foreign regulatory agencies for compliance with cGMPs and other applicable regulations. The FDA stringently applies regulatory standards for manufacturing. The Company's third party contract manufacturers were inspected for cGMP compliance as part of the approval process. However, upon routine re-inspection of the manufacturing facilities there can be no assurance that the FDA will find the manufacturing process or facilities to be in compliance with cGMPs and other regulations. Failure to achieve satisfactory cGMP compliance as confirmed by routine inspections could become a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious case, result in the issuance of a regulatory warning letter or seizure or recall of products, injunction and/or civil fines.

         The Company's New Jersey manufacturing facility at Paco Pharmaceutical Services Inc. was inspected by the FDA for the first time after the preapproval inspection during 12 days in February and March 1997. That inspection resulted in the issuance by the FDA of an extensive Form FDA 483, which detailed specific areas where the FDA inspector observed that the Company's operations were not in full compliance with some areas of the cGMP regulations. A corrective action plan addressing all identified cGMP deficiencies was initiated immediately, and the Company submitted a written response to the Form FDA 483 and requested a meeting with the FDA District Office officials to discuss the matter. There can be no assurance that the FDA will accept the Company's corrective action plan or the time frame for completing the corrective action plan. If the corrective action plan is accepted it is likely that the FDA would reinspect the facility shortly after completion of the corrective action plan. The scope of any FDA reinspection could be more comprehensive than the initial inspection. Failure to adequately address these cGMP deficiencies within a reasonable time frame would have an adverse effect on the Company's ability to supply its product, which would have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company has undertaken a complete review of its cGMP compliance. However, there can be no assurance that the FDA will deem the Company's corrective action or the timing for the corrective action to be adequate or that additional corrective action, in areas not addressed by Form FDA 483, will not be required. Failure to achieve satisfactory cGMP compliance would have a material adverse effect on the Company's ability to continue to market and distribute its products and in the most serious cases, could result in the issuance of a Warning Letter, seizure or recall of products, civil fines or closure of the Company's New Jersey manufacturing facility until cGMP compliance is achieved.

INTENSE COMPETITION

         Competition in the pharmaceutical and medical products industries is intense and is characterized by extensive research efforts and rapid technological progress. Certain treatments for erectile dysfunction exist, such as needle injection therapy, vacuum constriction devices, penile implants and oral medications, and the manufacturers of these products will continue to improve these therapies. In July 1995, the FDA approved the use of alprostadil in The Upjohn Company's needle injection therapy product for erectile dysfunction. Previously, Upjohn had obtained approval in a number of European countries. Additional competitive therapies under development include an oral medication by Pfizer, Inc., which is currently in Phase III clinical trials. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of erectile dysfunction. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than the Company. In addition, these companies have significantly greater experience than the Company in undertaking preclinical testing, human clinical trials and other regulatory approval procedures. There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research in the area of erectile dysfunction. For instance, Zonagen, Inc. and Pentech Pharmaceutical, Inc. have oral medications under development. These entities may also market commercial products either on their own or through collaborative efforts. The Company's competitors may develop technologies and products that are more effective than those being developed by the Company. Such developments would render the Company's products less competitive or possibly obsolete. The Company is also competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited experience.

PROPRIETARY RIGHTS AND RISK OF LITIGATION

         The Company's success will depend, in large part, on the strength of its current and future patent position relating to the transurethral delivery of pharmacologic agents for the treatment of erectile dysfunction. The Company's patent position, like that of other pharmaceutical companies, is highly uncertain and involves complex legal and factual questions. Claims made under patent applications may be denied or significantly narrowed and issued patents may not provide significant commercial protection to the Company. The Company could incur substantial costs in proceedings before the United States Patent Office, including interference proceedings. These proceedings could also result in adverse decisions as to the priority of the Company's licensed or assigned inventions. There is no assurance that the Company's patents will not be successfully challenged or designed around by others. The Company is aware of a patent application involving the transurethral application of prostaglandin E2. The corresponding application in Europe has been abandoned. Failure of the Company's licensed patents to block issuance of such patent could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         A former consultant to the Company has claimed that he is the inventor of certain technology disclosed in two of the Company's patents. The former consultant further claims that the Company defrauded him by allegedly failing to inform him that it intended to use and patent this technology and by failing to compensate him for the technology in the manner allegedly promised. The Company has filed a complaint for declaratory judgment against the former consultant in the United States District Court for the Northern District of California, which seeks a declaration from the court that the former consultant is not an inventor of any of the technology disclosed in the patents. The former consultant has filed a counterclaim that seeks unspecified monetary damages and to have two of the Company's patents declared invalid on the grounds that they fail to list him as an inventor.

         In a separate matter, licensors in an agreement by which the Company acquired a patent license have filed a lawsuit in the United States District Court for the Western District of Texas that alleges that they were defrauded in connection with the renegotiation of the license agreement between the Company and the licensors. In addition to monetary damages, the licensors seek to return to the terms of the original license agreement.

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

DEPENDENCE ON DUAL SOURCE OF SUPPLY

         To date, the Company has obtained its supply of alprostadil from two sources. The first is Spolana Chemical Works AS ("Spolana") pursuant to a supply agreement that expires at the end of 1997. A renewal agreement is currently being negotiated. In January 1996, the Company entered into a long-term alprostadil supply agreement with Chinoin. Chinoin is the Hungarian subsidiary of the French pharmaceutical company Sanofi Winthrop. Alprostadil, a generic drug, is extremely difficult to manufacture and is only available to the Company from a limited number of other suppliers, none of which currently produce it in commercial quantities. While the Company is seeking additional sources, there can be no assurance that it will be able to identify and qualify such sources. The Company is required to identify its suppliers to the FDA. The FDA may require additional clinical trials or other studies prior to accepting a new supplier. Unless the Company secures and qualifies additional sources of alprostadil, it will be entirely dependent upon Spolana and Chinoin for the delivery of alprostadil. If interruptions in the supply of alprostadil were to occur for any reason, including a decision by Spolana and/or Chinoin to discontinue manufacturing, political unrest, labor disputes or a failure of Spolana and/or Chinoin to follow regulatory guidelines, the development and commercial marketing of MUSE (alprostadil) and other potential products could be delayed or prevented. An interruption in the Company's supply of alprostadil would have a material adverse effect on the Company's business, financial condition and results of operations.

HISTORY OF LOSSES AND LIMITED OPERATING HISTORY

         The Company has generated a cumulative net loss of $66.2 million for the period from its inception through December 31, 1996. To achieve profitability, the Company must successfully manufacture and market MUSE (alprostadil). The Company is subject to a number of risks including its ability to scale-up manufacturing capabilities and secure adequate supplies of raw materials, its ability to successfully market, distribute and sell its product, its reliance on a single therapeutic approach to erectile dysfunction and intense competition. There can be no assurance that the Company will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of the Company's future success.

         The Company began generating revenues from product sales in January 1997. The Company has limited experience in manufacturing and selling MUSE (alprostadil) in commercial quantities. Whether the Company can successfully manage the transition to a large scale commercial enterprise will depend upon successful further development of its manufacturing capability and its distribution network and attainment of foreign regulatory approvals for MUSE (alprostadil). Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

         The Company expects to incur substantial additional costs, including expenses related to building its marketing and sales organization, a second manufacturing plant in the United States and one in Europe, new product preclinical and clinical costs, ongoing research and development activities, and general corporate purposes. The Company anticipates that its existing capital resources will be sufficient to support the Company's operations through commercial introduction of MUSE (alprostadil) in Europe but may not be sufficient for the introduction of any additional future products. Accordingly, the Company anticipates that it may be required to issue additional equity or debt securities and may use other financing sources including, but not limited to, corporate alliances and lease financings to fund the future development and possible commercial launch of its products. The sale of additional equity securities would result in additional dilution to the Company's stockholders. There can be no assurance that such funds will be available on terms satisfactory to the Company, or at all. Failure to obtain adequate funding could cause a delay or cessation of the Company's product development and marketing efforts and would have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the level of resources that the Company devotes to sales and marketing capabilities; (ii) the level of resources that the Company devotes to expanding manufacturing capacity; (iii) the activities of competitors; (iv) the progress of the Company's research and development programs; (v) the timing and results of preclinical testing and clinical trials; and (vi) technological advances.

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

RISKS RELATING TO INTERNATIONAL OPERATIONS

         In the event the Company receives necessary foreign regulatory approvals, the Company plans to market its products internationally. Changes in overseas economic and political conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could have a material adverse effect on the Company's business, financial condition and results of operations. The anticipated international nature of the Company's business is also expected to subject it and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or the Company's products are sold. The regulation of drug therapies in a number of such jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE

          The use of the Company's products in clinical trials and commercially may expose the Company to product liability claims and possible adverse publicity. The Company currently maintains product liability insurance coverage. There can be no assurance that the Company's present or future insurance will provide adequate coverage or be available at a reasonable cost or that product liability claims would not adversely affect the business or financial condition of the Company.

UNCERTAINTY OF PHARMACEUTICAL PRICING AND REIMBURSEMENT

         In the United States and elsewhere, sales of pharmaceutical products currently are dependent, in part, on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that the Company's products will be considered cost effective and that reimbursement to the consumer will be available or sufficient to allow the Company to sell its products on a competitive basis.

         In addition, certain health care providers are moving towards a managed care system in which such providers contract to provide comprehensive health care services, including prescription drugs, for a fixed cost per person. The Company hopes to further qualify its transurethral system for erection for reimbursement in the managed care environment. However, the Company is unable to predict the reimbursement policies employed by third-party health care payors. Furthermore, attempts at qualifying its transurethral system for erection for reimbursement could be adversely affected by changes in reimbursement policies of governmental or private health care payors.


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

CONTROL BY EXISTING STOCKHOLDERS

         As of March 1, 1997, the Company's executive officers and current directors and certain of their affiliates, beneficially owned approximately 11.1% of the Company's outstanding Common Stock. Such concentration of ownership may have the effect of delaying, defining or preventing a change in control of the Company. Additionally, these stockholders will have significant influence over the election of directors of the Company. This concentration of ownership may allow significant influence and control over Board decisions and corporate actions.

POTENTIAL VOLATILITY OF STOCK PRICE

         The stock market has recently experienced significant price and volume fluctuations unrelated to the operating performance of particular companies.
In addition, the market price of the Company's Common Stock, like the securities of other therapeutic companies without approved products, has been highly volatile and is likely to continue to be so. Factors such as variations in the Company's financial results, comments by security analysts, the Company's ability to scale up its manufacturing capability to commercial levels, the Company's ability to successfully sell its product in the United States and Europe, any loss of key management, the results of the Company's clinical trials or those of its competition, adverse regulatory actions or decisions, announcements of technological innovations or new products by the Company or its competition, changing governmental regulations, patents or other proprietary rights, product or patent litigation or public concern as to the safety of products developed by the Company, may have a significant effect on the market price of the Company's Common Stock.

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

         The Shareholder Rights Plan and certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. The Company's Certificate of Incorporation allows the Company to issue Preferred Stock without any vote or further action by the stockholders, and certain provisions of the Company's Certificate of Incorporation and Bylaws eliminate the right of stockholders to act by written consent without a meeting, specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings, and eliminate cumulative voting in the election of directors. Certain provisions of Delaware law could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The Shareholder Rights Plan, the possible issuance of Preferred Stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of the Company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

Item 2.          PROPERTIES

         The Company currently occupies 18,316 square feet of administrative space in Menlo Park, California under a lease which expires in December 1997. The Company's facility serves as the principal site for administration, clinical trial management, regulatory affairs and monitoring of product production and quality control. In March 1997, the Company signed a fifteen year lease (expected to commence in December 1997) for a 53,361 square foot building in Mountain View, California that will become its new principal administrative and research and development laboratory facility.

         In June 1995, the Company completed constructing and equipping to its specifications approximately 6,000 square feet of manufacturing and testing space within Paco's facility in Lakewood, New Jersey. In January and February 1997, the Company executed a five year lease for two buildings in New Jersey totalling 90,000 square feet that will be built out to support expansion of the Company's manufacturing capabilities.

         The Company is currently leasing 6,228 square feet of laboratory space in Sunnyvale, California under a lease which expires in September 1999.

Item 3.          LEGAL PROCEEDINGS

                 A former consultant to the Company has claimed that he is the inventor of certain technology disclosed in two of the Company's patents. The former consultant further claims that the Company defrauded him by allegedly failing to inform him that it intended to use and patent this technology and by failing to compensate him for the technology in the manner allegedly promised. The Company has filed a complaint for declaratory judgment against the former consultant in the United States District Court for the Northern District of California, which seeks a declaration from the court that the former consultant is not an inventor of any of the technology disclosed in the patents. The former consultant has filed a counterclaim that seeks unspecified monetary damages and to have two of the Company's patents declared invalid on the grounds that they fail to list him as an inventor.

         In a separate matter, licensors in an agreement by which the Company acquired a patent license have filed a lawsuit in the United States District Court for the Western District of Texas that alleges that they were defrauded in connection with the renegotiation of the license agreement between the Company and the licensors. In addition to monetary damages, the licensors seek to return to the terms of the original license agreement.

         The Company has conducted a review of the circumstances surrounding these two matters and believes that the allegations are without merit.
Although the Company believes that it should prevail, the uncertainties inherent in litigation prevent the Company from giving any assurances about the outcome of such litigation.


Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1996.

                                    PART II

Item 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS.

         The Company's Common Stock trades publicly on The Nasdaq Stock Market under the symbol "VVUS." The following table sets forth for the periods indicated the quarterly high and low closing sales prices of the Common Stock on The Nasdaq Stock Market.

                                                                    THREE MONTHS ENDED
                                              --------------------------------------------------------------------------
1996                                          MARCH 31              JUNE 30            SEPTEMBER 30          DECEMBER 31
---------------------------------             --------              -------            ------------          -----------
High . . . . . . . . . . . . .  .               $31.25                $34.00               $42.00                $40.25
Low   . . . . . . . . . . . . . .                23.50                 25.25                28.00                 27.88

1995
---------------------------------
High .  . . . . . . . . . . . . .               $19.00                $17.50               $24.00                $31.25
Low  . . . . .  . . . . . . . . .                13.00                 11.25                14.00                 16.75




         As of February 28, 1997, there were no outstanding shares of Preferred Stock and 456 holders of record of 16,426,606 shares of outstanding Common Stock. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

Item 6.          SELECTED FINANCIAL DATA

         The information required by this item is incorporated by reference from the section captioned "Selected Financial Data" of the Registrant's Annual Report. Such information is also set forth in Exhibit 13.1 attached hereto.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required by this item is incorporated by reference from the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Registrant's Annual Report. Such information is also set forth in Exhibit 13.1 attached hereto.

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The information required by this item is incorporated by reference from the sections captioned "Consolidated Balance Sheets", "Consolidated Statements of Operations", "Consolidated Statements of Shareholders' Equity", "Consolidated Statements of Cash Flows", "Notes to Consolidated Financial Statements" and "Report of Independent Public Accountants" of the Registrant's Annual Report. Such information is also set forth in Exhibit 13.1 attached hereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

Item 10.         EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

         The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Proposal One: Election of Directors."


Item 11.         EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Executive Compensation."


Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Record Date and Share Ownership."


Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information required by this item is incorporated by reference from the discussion in the Proxy Statement captioned "Certain Transactions and Reports."


                                    PART IV

Item 14.         EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON
                 FORM 8-K

(a)      The following documents are filed as part of this Report:

         1. FINANCIAL STATEMENTS

             Financial statements have been incorporated by reference to the Registrant's Annual Report.

        2.      FINANCIAL STATEMENT SCHEDULES

                Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto incorporated by reference herein.

        3.      EXHIBITS

   Number
   ------

      #3.1      Certificate of Incorporation of the Company, as currently in effect
       3.2      Form of Amended and Restated Certificate of Incorporation of the
                   Company, to be filed immediately following the Company's
                   Annual Meeting of Stockholders if the stockholders approve
                   Proposal 2 in the Company's Proxy
      #3.3      Bylaws of the Registrant, as amended
      *4.1      Specimen Common Stock Certificate of the Registrant
      *4.2      Registration Rights, as amended
     **4.3      Form of Agreement Not to Sell by and between the Registrant and certain shareholders and option holders
      *4.4      Form of Preferred Stock Purchase Warrant issued by the Registrant to Invemed Associates, Inc., Frazier Investment Securities,
                   L.P. and Cristina H. Kepner
    *+10.1      Assignment Agreement by and between Alza Corporation and the
                   Registrant dated December 31, 1993
    *+10.2      Memorandum of Understanding by and between Ortho Pharmaceutical
                   Corporation and the Registrant dated February 25, 1992
     *10.3      Assignment by and between Ortho Pharmaceutical Corporation and the Registrant dated June 9, 1992
    *+10.4      License Agreement by and between Gene A. Voss, M.D., Allen C. Eichler,
                   M.D., and the Registrant dated December 28, 1992
    *+10.5      License Agreement by and between Ortho Pharmaceutical
                   Corporation and Kjell Holmquist AB dated June 23, 1989
    *+10.5B     Amendment by and between Kjell Holmquist AB and the Registrant dated July 3, 1992
     *10.5C     Amendment by and between Kjell Holmquist AB and the Registrant dated April 22, 1992
    *+10.5D     Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992
    *+10.6A     License Agreement by and between AMSU, Ltd., and Ortho Pharmaceutical
                   Corporation dated June 23, 1989
    *+10.6B     Amendment by and between AMSU, Ltd., and the Registrant dated
                   July 3, 1992
     *10.6C     Amendment by and between AMSU, Ltd., and the Registrant dated
                   April 22, 1992
    *+10.6D     Stock Purchase Agreement by and between AMSU, Ltd., and the
                   Registrant dated July 10, 1992
     *10.7      Supply Agreement by and between Paco Pharmaceutical Services,
                   Inc., and the Registrant dated November 10, 1993
    *+10.8      Agreement by and among Pharmatech, Inc., Spolana Chemical Works AS, and the Registrant dated June 23, 1993
     *10.9      Master Services Agreement by and between the Registrant and
                   Teknekron Pharmaceutical Systems dated August 9, 1993
     *10.10     Lease by and between McCandless-Triad and the Registrant dated
                   November 23, 1992, as amended
   ***10.11     Form of Indemnification Agreements by and among the Registrant and the Directors and Officers of the Registrant
    **10.12     1991 Incentive Stock Plan and Form of Agreement, as amended

      *10.13     1994 Director Option Plan and Form of Agreement
      *10.14     Form of 1994 Employee Stock Purchase Plan and Form of
                   Subscription Agreement
      *10.15     Stock Restriction Agreement between the Company and Virgil A.
                   Place, M.D. dated November 7, 1991
      *10.16     Stock Purchase Agreement between the Company and Leland F.
                   Wilson dated June 26, 1991, as amended
      *10.17     Letter Agreement between the Registrant and Leland F. Wilson dated
                   June 14, 1991 concerning severance pay
      *10.18     Letter Agreement between the Registrant and Paul C. Doherty dated January 26, 1994 concerning severance pay
     **10.19     Guaranteed Maximum Price Contract by and between the Registrant and Marshall Contractors, Inc. dated January 27, 1995
     **10.20     Sub-sublease by and among the Registrant, Argonaut
                   Technologies, Inc., ESCAgenetics Corp. and Tanklage
                   Construction Co. dated January 31, 1995
  ****+10.21     Distribution Services Agreement between the Registrant and
                   Synergy Logistics, Inc. (a wholly-owned subsidiary of
                   Cardinal Health, Inc.) dated February 9, 1996
  ****+10.22     Manufacturing Agreement between the Registrant and CHINOIN
                   Pharmaceutical and Chemical Works Co., Ltd. dated December
   ###+10.23     Distribution and Services Agreement between the Registrant and
                   Alternate Site Distributors, Inc. dated July 17, 1996
    ##+10.24     Distribution Agreement made as of May 29, 1996 between the
                   Registrant and Astra AB
    ###10.25     Menlo McCandless Office Lease made as of August 30, 1996 by and between Registrant and McCandless - Triad
    ###10.26     Sublease Agreement made as of August 22, 1996 by and between
                   Registrant and Plant Research Technologies
     ++10.27     Distribution Agreement made as of January 22, 1997 between the
                   Registrant and Janssen Pharmaceutica International, a
                   division of Cilag AG International
       10.28     Lease Agreement made as of January 1, 1997 between the
                   Registrant and Airport Associates
       10.29     Lease Amendment No. 1 as of February 15, 1997 between Registrant and Airport Associates
       10.30     Lease Agreement by and between 605 East Fairchild Associates,
                 L.P. and Registrant dated as of March 7, 1997
       11.1      Computation of net loss per share
       13.1      Portions of the 1996 Annual Report to Security Holders
     **16.1      Letter regarding change in independent public accountants
      *21.1      Certificate of Incorporation of VIVUS International Limited
       21.2      List of Subsidiaries
       23.1      Consent of Independent Public Accountants
       24.1      Power of Attorney (See "Power of Attorney")
       27.1      Financial Data Schedule
---------------

*        Incorporated by reference to the same-numbered exhibit filed with the
             Registrant's Registration Statement on Form S-1 No. 33-75698.

**       Incorporated by reference to the same-numbered exhibit filed with the
             Registrant's Registration Statement on Form S-1 No. 33-90390, filed with the Securities and Exchange Commission on March 16, 1995.

***      Incorporated by reference to the same-numbered exhibit filed with the
             Registrant's Form 8-B filed with the Commission on  June 24, 1996

****     Incorporated by reference to the same-numbered exhibit filed with the
             Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

#        Incorporated by reference to the Registrant's Amendment No. 1 to
             Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

##       Incorporated by reference to the same numbered exhibit filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on June 21, 1996.

###      Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

+        Confidential treatment granted.

++       Confidential treatment requested.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                  VIVUS, INC.,
                                  a Delaware Corporation

                                  By: /s/  David C. Yntema
                                     _________________________________________
                                      DAVID C. YNTEMA
                                      Vice President of Finance and Chief
                                      Financial Officer (Principal Financial
                                      and Accounting Officer)

                                  Date:  March 28, 1997

                                                                EXHIBIT 24.1

                               POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Leland F. Wilson and David C. Yntema as his attorney-in-fact for him, in any and all capacities, to sign each amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


          SIGNATURE                                TITLE                                   DATE
          ---------                                 -----                                   ----
/s/  Leland F. Wilson             President, Chief  Executive Officer (Principal
----------------------------      Executive Officer) and Director                       March 28, 1997
Leland F. Wilson

/s/  Virgil A. Place
----------------------------      Chairman  of  the  Board and  Chief Scientific
Virgil A. Place                   Officer and Director                                  March 28, 1997

/s/  David C. Yntema
----------------------------      Vice President of Finance and  Chief Financial
David C. Yntema                   Officer  (Principal  Financial  and Accounting
                                  Officer)                                              March 28, 1997


/s/  Richard L. Casey
----------------------------      Director                                              March 28, 1997
Richard L. Casey

/s/  Samuel D. Colella
----------------------------      Director                                              March 28, 1997
Samuel D. Colella

/s/  Brian H. Dovey
----------------------------      Director                                              March 28, 1997
Brian H. Dovey

/s/  Linda Jenckes
----------------------------      Director                                              March 28, 1997
Linda Jenckes

/s/  Peter Barton Hutt
----------------------------      Director                                              March 28, 1997
Peter Barton Hutt

/s/  Elizabeth A. Fetter
----------------------------      Director                                              March 28, 1997
Elizabeth A. Fetter


                                  VIVUS, INC.

                            Report on form 10-K for
                        the year ended December 31, 1996

                               INDEX TO EXHIBITS*


  EXHIBIT                                                                                     SEQUENTIALLY
  NUMBER                                    EXHIBIT NAME                                      NUMBERED PAGE
  ------                                    ------------                                      -------------
   3.2              Form of Amended and Restated Certificate of Incorporation of the
                       Company, to be filed immediately following the Company's Annual
                       Meeting of Stockholders if the stockholders approve Proposal 2 in the Company's Proxy
++10.27             Distribution Agreement made as of January 22, 1997 between the
                       Registrant and Janssen Pharmaceutica International, a division of Cilag AG International
  10.28             Lease Agreement made as of January 1, 1997 between the Registrant and Airport Associates
  10.29             Lease Amendment No. 1 as of February 15, 1997 between Registrant
  10.30             Lease Agreement by and between 605 East Fairchild  Associates, L.P.
                       and Registrant dated as of March 7, 1997
  11.1              Computation of net loss per share
  13.1              Portions of the 1996 Annual Report to Security Holders
  21.2              List of Subsidiaries
  23.1              Consent of Independent Public Accountants
  24.1              Power of Attorney (see "Power of Attorney")
  27.1              Financial Data Schedule

* Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.

++       Confidential treatment requested.