Form 10-K/A
period 1996-12-31
VIVUS INC
filed 1997-04-16
CIK 881524

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                AMENDMENT NO. 1



                                       TO


                                   FORM 10-K
                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                              COMMISSION FILE NUMBER
    DECEMBER 31, 1996                                          0-23490

                            ------------------------

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

                            ------------------------

            SECURITIES REGISTERED PURSUANT TO 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK, $.001
                                   PAR VALUE

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     As of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $632,342,107 (based upon the closing sales price of such stock as reported by The Nasdaq Stock Market on such date). Shares of Common Stock held by each officer, director, and holder of 5% or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of February 28, 1997, the number of outstanding shares of the Registrants' Common Stock was 16,426,606.

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

================================================================================

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

          3. EXHIBITS


    NUMBER
    ------
        #  3.1      Certificate of Incorporation of the Company, as currently in effect
           3.2      Form of Amended and Restated Certificate of Incorporation of the Company,
                    to be filed immediately following the Company's Annual Meeting of
                    Stockholders if the stockholders approve Proposal 2 in the Company's Proxy
        #  3.3      Bylaws of the Registrant, as amended
      +++  4.1      Specimen Common Stock Certificate of the Registrant
        *  4.2      Registration Rights, as amended
       **  4.3      Form of Agreement Not to Sell by and between the Registrant and certain shareholders and option holders
        *  4.4      Form of Preferred Stock Purchase Warrant issued by the Registrant to
                    Invemed Associates, Inc., Frazier Investment Securities, L.P. and Cristina
                    H. Kepner
     ####  4.5      Amended and Restated Preferred Shares Rights Agreement dated as of June 18,
                    1996, by and between Vivus, Inc. and First Interstate Bank of California, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively
       *+  10.1     Assignment Agreement by and between Alza Corporation and the Registrant dated December 31, 1993
       *+  10.2     Memorandum of Understanding by and between Ortho Pharmaceutical Corporation and the Registrant dated February 25, 1992
        *  10.3     Assignment by and between Ortho Pharmaceutical Corporation and the
                    Registrant dated June 9, 1992
       *+  10.4     License Agreement by and between Gene A. Voss, M.D., Allen C. Eichler,
                    M.D., and the Registrant dated December 28, 1992
       *+  10.5     License Agreement by and between Ortho Pharmaceutical Corporation and Kjell
                    Holmquist AB dated June 23, 1989

    NUMBER
    ------
       *+  10.5B    Amendment by and between Kjell Holmquist AB and the Registrant dated July
                    3, 1992
        *  10.5C    Amendment by and between Kjell Holmquist AB and the Registrant dated April
                    22, 1992
       *+  10.5D    Stock Purchase Agreement by and between Kjell Holmquist AB and the
                    Registrant dated April 22, 1992
       *+  10.6A    License Agreement by and between AMSU, Ltd., and Ortho Pharmaceutical
                    Corporation dated June 23, 1989
       *+  10.6B    Amendment by and between AMSU, Ltd., and the Registrant dated July 3, 1992
        *  10.6C    Amendment by and between AMSU, Ltd., and the Registrant dated April 22,
                    1992
       *+  10.6D    Stock Purchase Agreement by and between AMSU, Ltd., and the Registrant dated July 10, 1992
        *  10.7     Supply Agreement by and between Paco Pharmaceutical Services, Inc., and the
                    Registrant dated November 10, 1993
       *+  10.8     Agreement by and among Pharmatech, Inc., Spolana Chemical Works AS, and the
                    Registrant dated June 23, 1993
        *  10.9     Master Services Agreement by and between the Registrant and Teknekron
                    Pharmaceutical Systems dated August 9, 1993
        *  10.10    Lease by and between McCandless-Triad and the Registrant dated November 23,
                    1992, as amended
      ***  10.11    Form of Indemnification Agreements by and among the Registrant and the
                    Directors and Officers of the Registrant
       **  10.12    1991 Incentive Stock Plan and Form of Agreement, as amended
        *  10.13    1994 Director Option Plan and Form of Agreement
        *  10.14    Form of 1994 Employee Stock Purchase Plan and Form of Subscription
                    Agreement
        *  10.15    Stock Restriction Agreement between the Company and Virgil A. Place, M.D.
                    dated November 7, 1991
        *  10.16    Stock Purchase Agreement between the Company and Leland F. Wilson dated
                    June 26, 1991, as amended
        *  10.17    Letter Agreement between the Registrant and Leland F. Wilson dated June 14,
                    1991 concerning severance pay
        *  10.18    Letter Agreement between the Registrant and Paul C. Doherty dated January
                    26, 1994 concerning severance pay
       **  10.19    Guaranteed Maximum Price Contract by and between the Registrant and
                    Marshall Contractors, Inc. dated January 27, 1995
       **  10.20    Sub-sublease by and among the Registrant, Argonaut Technologies, Inc.,
                    ESCAgenetics Corp. and Tanklage Construction Co. dated January 31, 1995
       #+  10.21    Distribution Services Agreement between the Registrant and Synergy
                    Logistics, Inc. (a wholly-owned subsidiary of Cardinal Health, Inc.) dated
                    February 9, 1996
       #+  10.22    Manufacturing Agreement between the Registrant and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December
     ###+  10.23    Distribution and Services Agreement between the Registrant and Alternate
                    Site Distributors, Inc. dated July 17, 1996
      ##+  10.24    Distribution Agreement made as of May 29, 1996 between the Registrant and
                    Astra AB

    NUMBER
    ------
      ###  10.25    Menlo McCandless Office Lease made as of August 30, 1996 by and between
                    Registrant and McCandless - Triad
      ###  10.26    Sublease Agreement made as of August 22, 1996 by and between Registrant and
                    Plant Research Technologies
       ++  10.27    Distribution Agreement made as of January 22, 1997 between the Registrant and Janssen Pharmaceutica International, a division of Cilag AG
                    International
           10.28    Lease Agreement made as of January 1, 1997 between the Registrant and
                    Airport Associates
           10.29    Lease Amendment No. 1 as of February 15, 1997 between Registrant and
                    Airport Associates
           10.30    Lease Agreement by and between 605 East Fairchild Associates, L.P. and
                    Registrant dated as of March 7, 1997
           11.1     Computation of net loss per share
           13.1     Portions of the 1996 Annual Report to Security Holders
       **  16.1     Letter regarding change in independent public accountants
           21.1     Intentionally omitted
           21.2     List of Subsidiaries
           23.1     Consent of Independent Public Accountants
           24.1     Power of Attorney (See "Power of Attorney")
           27.1     Financial Data Schedule

---------------


    * Incorporated by reference to the same-numbered exhibit filed with the Registrant's Registration Statement on Form S-1 No. 33-75698, filed with the Commission on February 24, 1996, as amended.



   ** Incorporated by reference to the same-numbered exhibit filed with the Registrant's Registration Statement on Form S-1 No. 33-90390, filed with the Commission on March 16, 1995, as amended.


 *** Incorporated by reference to the same-numbered exhibit filed with the Registrant's Form 8-B filed with the Commission on June 24, 1996.


   # Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, as amended.



 ## Incorporated by reference to the same numbered exhibit filed with the Registrant's Current Report on Form 8-K filed with the Commission on May 31, 1996, as amended.



### Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.



#### Incorporated by reference to exhibit 99.1 filed with the Registrant's
     Registration Statement on Form 8-A No. 0-23490, filed with the Commission on June 24, 1996.


    + Confidential treatment granted.

   ++ Confidential treatment requested.

  +++ Supersedes previously filed exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          VIVUS, INC.,
                                          a Delaware Corporation

                                          By:       /s/ DAVID C. YNTEMA
                                            ------------------------------------
                                                      David C. Yntema
                                            Vice President of Finance and Chief
                                                Financial Officer (Principal
                                                          Financial
                                                  and Accounting Officer)

Date: April 16, 1997