Form 10-Q
period 1997-06-30
VIVUS INC
filed 1997-08-05
CIK 881524

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                        COMMISSION FILE NUMBER: 0-23490

                                  VIVUS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     94-3136179
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

              545 MIDDLEFIELD ROAD, SUITE 200 MENLO PARK, CA 94025
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

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

     At July 31, 1997, 33,125,712 shares of common stock were outstanding.

                           Exhibit index on page 21.

================================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VIVUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                         JUNE 30,                  JUNE 30,
                                                    -------------------       -------------------
                                                     1997        1996          1997        1996
                                                    -------     -------       -------     -------
Net product sales...............................    $33,458     $    --       $61,249     $    --
Milestone revenue...............................         --      10,000         5,000      10,000
                                                    -------     -------       -------     -------
          Net revenues..........................     33,458      10,000        66,249      10,000
Cost of goods sold..............................      9,584          --        17,650          --
                                                    -------     -------       -------     -------
Gross margin....................................     23,874      10,000        48,599      10,000
                                                    -------     -------       -------     -------
Operating expenses:
  Research and development......................      1,940      12,187         3,967      17,545
  Selling, general and administrative...........     11,258       2,004        23,067       3,383
                                                    -------     -------       -------     -------
          Total operating expenses..............     13,198      14,191        27,034      20,928
                                                    -------     -------       -------     -------
Income (loss) from operations...................     10,676      (4,191)       21,565     (10,928)
Interest income.................................      1,264         446         2,385         949
                                                    -------     -------       -------     -------
          Income (loss) before taxes............     11,940      (3,745)       23,950      (9,979)
Income taxes....................................      1,982          --         4,438          --
                                                    -------     -------       -------     -------
          Net income (loss).....................    $ 9,958     $(3,745)      $19,512     $(9,979)
                                                    =======     =======       =======     =======
Net income (loss) per common and equivalent
  share.........................................    $  0.28     $ (0.13)(1)   $  0.55(1)  $ (0.35)(1)
                                                    =======     =======       =======     =======
Shares used in the computation of net income
  (loss) per share..............................     35,579      28,448(1)     35,626(1)   28,200(1)
                                                    =======     =======       =======     =======

---------------

(1) Share and per share amounts have been adjusted to reflect the 2 for 1 stock split which occurred in the second quarter of 1997.

                                  VIVUS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS



                                                                         JUNE 30,     DECEMBER 31,
                                                                           1997           1996
                                                                        -----------   ------------
                                                                        (UNAUDITED)
Current assets:
  Cash............................................................       $   2,076      $    555
  Available-for-sale securities...................................          78,850        60,710
  Trade and other receivables.....................................          14,411           748
  Inventories.....................................................           5,180         4,540
  Prepaid expenses and other......................................             757           587
                                                                          --------       -------
          Total current assets....................................         101,274        67,140
Property & equipment..............................................          16,279         6,332
Available-for-sale securities, non-current........................          14,423        23,060
                                                                          --------       -------
          Total...................................................       $ 131,976      $ 96,532
                                                                          ========       =======

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable................................................       $   6,344      $  3,324
  Accrued and other liabilities...................................          17,431         3,428
                                                                          --------       -------
          Total current liabilities...............................          23,775         6,752
                                                                          --------       -------
Stockholders' equity:
  Common stock; $.001 par value; shares authorized 200,000,000;
     shares outstanding -- June 30, 1997, 33,035,116; December 31,
     1996, 32,454,340 (1);........................................              33            32
  Paid in capital.................................................         158,374       156,173
  Less treasury stock, at cost; 151,000 shares at June 30, 1997;
     none at December 31, 1996....................................          (3,401)           --
  Unrealized gain (loss) on securities............................             (16)           77
  Deferred compensation...........................................            (147)         (348)
  Accumulated deficit.............................................         (46,642)      (66,154)
                                                                          --------       -------
          Total stockholders' equity..............................         108,201        89,780
                                                                          --------       -------
          Total...................................................       $ 131,976      $ 96,532
                                                                          ========       =======

---------------
(1) Prior period shares have been adjusted to reflect the 2 for 1 stock split which occurred in the second quarter of 1977.

                                  VIVUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                      ----------------------------
                                                                         1997             1996
                                                                      -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...............................................     $  19,512        $ (9,980)
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Depreciation and amortization................................           892             477
     Amortization of deferred compensation........................           201             221
     Issuance of common stock for patent rights...................            --           5,821
     Changes in assets and liabilities:
       Receivables................................................       (13,663)           (169)
       Inventories................................................          (640)             --
       Prepaid expenses and other.................................          (170)           (164)
       Accounts payable...........................................         3,020             363
       Accrued and other liabilities..............................        14,003             754
                                                                         -------         -------
          Net cash provided by (used for) operating activities....        23,155          (2,677)
                                                                         -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property purchases..............................................       (10,839)         (1,264)
  Securities purchases............................................      (133,303)        (69,402)
  Proceeds from sale/maturity of securities.......................       123,707          22,770
                                                                         -------         -------
          Net cash used by investing activities...................       (20,435)        (47,896)
                                                                         -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of common stock options................................         2,029             494
  Purchase of common stock through employee stock purchase plan...           173             104
  Repurchase of common stock through buybacks.....................        (3,401)             --
                                                                         -------         -------
          Net cash provided by (used for) financing activities....        (1,199)            598
                                                                         -------         -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............         1,521            (177)
Cash and Cash Equivalents:
  Beginning of period.............................................           555             973
                                                                         -------         -------
  End of period...................................................     $   2,076        $    796
                                                                         =======         =======
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized loss on securities...................................     $     (93)       $   (217)

                                  VIVUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 2. PROVISION FOR INCOME TAXES

     The Company's effective tax rate was 18.5 percent of income before taxes for the six months ended June 30, 1997. This tax rate includes the effect of net operating losses (NOLs) carried forward from prior periods. The tax rate would have been substantially higher if the NOLs were not available to offset current income. The Company expects to fully utilize all NOLs during 1997, and accordingly, the Company's effective tax rate is expected to increase in the future.

 3. NET INCOME (LOSS) PER SHARE

     For the three months and six months ended June 30, 1997, net income per common and equivalent share is based on the weighted average number of common and equivalent shares outstanding during the period, including outstanding options and warrants. Such options and warrants are excluded from the net loss per common and equivalent shares for the three and six months ended June 30, 1996 because they are antidilutive. Share and per share amounts have been calculated based on post-split shares resulting from the two-for-one stock split effective June 23, 1997.

 4. IMPACT OF NEW ACCOUNTING PRONOUNCEMENT

     The Company will adopt SFAS No. 128, "Earnings per Share," effective December 15, 1997 for the year ending December 31, 1997. This Statement cannot be applied before December 15, 1997. It requires that all earnings-per-share data for prior periods presented be restated to conform with the new statement. Had the new pronouncement been in effect for the periods presented, earnings-per-share would have been as follows:

                                                        THREE MONTHS         SIX MONTHS
                                                        ENDED JUNE 30,      ENDED JUNE 30,
                                                        --------------      --------------
                                                        1997    1996        1997    1996
                                                        ----    -----       ----    -----
        Basic Earnings-per-share......................  0.30    (0.14)      0.59    (0.35)
        Diluted Earnings-per-share....................  0.28    (0.14)      0.55    (0.35)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

     VIVUS, Inc. ("VIVUS" or the "Company") is a leading developer of advanced therapeutic systems for the treatment of erectile dysfunction. Erectile dysfunction, commonly referred to as impotence, is the inability to achieve and maintain an erection of sufficient rigidity for sexual intercourse. The Company's transurethral system for erection is a non-invasive, easy to use system that delivers pharmacologic agents topically to the urethral lining. In November 1996, the Company obtained regulatory marketing clearance from the U.S. Food and Drug Administration (the "FDA") to manufacture and market its first product, MUSE(R) (alprostadil). The Company commenced product shipments to wholesalers in December 1996 and commercially introduced MUSE (alprostadil) in the United States through its direct sales force beginning in January 1997. In addition, the Company submitted applications for regulatory approval to market MUSE (alprostadil) in the United Kingdom and Sweden in 1996; Norway in January 1997; China, Australia and New Zealand in April 1997 and Canada and Switzerland in May 1997. These applications will be subject to rigorous approval processes, and there can be no assurance such approval will be granted in a timely manner, if at all. Furthermore, the Company received FDA clearance in December 1996 for ACTIS(R), an adjustable elastomeric venous flow control device designed for those patients who suffer from veno-occlusive dysfunction (commonly referred to as venous leak syndrome). The Company commenced commercial sales of ACTIS in July 1997. ACTIS is currently being studied for adjunctive use with MUSE (alprostadil), however, there can be no assurance that such studies will demonstrate that adjunctive use of ACTIS with MUSE (alprostadil) is an effective treatment for erectile dysfunction.

     The Company has limited experience in manufacturing and selling MUSE (alprostadil) in commercial quantities. Since the commercial launch of MUSE (alprostadil) in January 1997, the Company has experienced product shortages due to higher than expected demand and difficulties encountered in scaling up production of MUSE (alprostadil) The Company has initiated the build out of 90,000 square feet of additional manufacturing space and it is currently seeking a location for construction of a European manufacturing operation. If the Company encounters further difficulties with its current manufacturing facility or delays in completion or regulatory approval of its new manufacturing facility, capacity constraints could continue for an extended period of time, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's New Jersey manufacturing facility at Paco Pharmaceutical Services Inc. was inspected by the FDA for the first time after the preapproval inspection during twelve days in February and March 1997. That inspection resulted in the issuance by the FDA of an extensive FDA Form 483, which detailed specific areas where the FDA inspector observed that the Company's operations were not in full compliance with some areas of the cGMP regulations. A corrective action plan addressing all identified cGMP deficiencies was initiated immediately, and the Company submitted a written response to the FDA Form 483 and requested a meeting with the FDA district office officials to address the matter. Approximately 30 days after submitting the initial written response, the Company provided the FDA with a written update of the progress made against the corrective action plan. The Company provided an additional written response to comments and questions from the FDA in April and May 1997. Following a meeting with FDA officials on May 23, 1997, the FDA issued a Warning Letter to the Company on May 29, 1997 reiterating the deficiencies noted in the earlier FDA Form 483. The Warning Letter acknowledged that the responses submitted by the Company had been evaluated and "appear satisfactory," subject to reinspection. On June 20, 1997, the Company requested that the FDA reinspect its manufacturing facility in New Jersey. To date, the FDA has not scheduled its reinspection.

     The scope of any FDA reinspection is likely to be more comprehensive than the initial inspection. Failure to adequately address cGMP deficiencies within a reasonable time frame would have an adverse effect on the Company's ability to supply its product in the US and internationally, which would have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company has undertaken a complete review of its compliance with cGMP regulations. However, there can be no assurance that the FDA will deem the Company's corrective action to be adequate or that additional corrective action, in areas not addressed by the FDA Form 483, will not be required. Failure to achieve satisfactory cGMP compliance upon reinspection would have a material adverse effect on the Company's ability to continue to market and distribute its products and, in the most serious cases, could result in the issuance of additional Warning Letters, seizure or recall of products, civil fines or closure of the Company's New Jersey manufacturing facility until cGMP compliance is achieved.

     In May 1996, the Company entered into an international marketing agreement with Astra AB ("Astra"). Astra will purchase the Company's products for resale in Europe, South America, Central America, Australia and New Zealand. As consideration for execution of the international marketing agreement, Astra paid the Company $10 million in June 1996. In September 1996, the Company received a $10 million milestone payment from Astra as a result of filing an application for marketing authorization for MUSE (alprostadil) in the United Kingdom. The Company will be paid up to an additional $10 million in the event certain other milestones are achieved. However, there can be no assurance that such milestones will be achieved.

     In January 1997, the Company entered into an international marketing agreement with Janssen Pharmaceutica International ("Janssen"), a subsidiary of Johnson & Johnson. Janssen will purchase the Company's products for resale in China, multiple Pacific Rim countries (excluding Japan), Canada, Mexico and South Africa. As consideration for execution of the international marketing agreement, Janssen paid the Company $5 million in January 1997. The Company will receive additional payments in the event certain other milestones are achieved. However, there can be no assurance that such milestones will be achieved.

     The Company has sought and will continue to seek additional pharmacologic agents for the treatment of erectile dysfunction that are suitable for transurethral delivery for which significant safety data already exists. The Company believes that such agents may progress rapidly through clinical development and the regulatory process due to the preexisting safety data. The Company expects to begin a Phase III multi-center trial in 1997 for its second product candidate, a combination of alprostadil and prazosin delivered via the Company's transurethral system for erection. The Company has several other product candidates in preclinical development.

     Based on a published study of more than 1,200 men in Massachusetts, the Company estimates that more than 30% of males in the United States between the ages of 40 and 70 suffer from moderate to complete erectile dysfunction. The Company believes that similar rates of erectile dysfunction prevail outside the United States. An estimate from the National Institute of Health ("NIH") Consensus Statement on Impotence (1992) suggests that the number of men in the United States with erectile dysfunction may be 10 to 20 million. The rate of erectile dysfunction increases significantly with age. In addition to the Company's transurethral system for erection, the primary medical therapies currently used to treat erectile dysfunction are needle injection of pharmacologic agents into the penis, vacuum constriction devices, penile implants and oral medications. Despite the detrimental effect erectile dysfunction may have on a couple's quality of life, the Company believes that, due in part to the limitations of other therapies, less than 10% of men suffering from erectile dysfunction received medical treatment prior to the introduction of MUSE (alprostadil). The Company believes that MUSE (alprostadil) could become a first line therapy for erectile dysfunction.

RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Product revenues of $33,458,000 and $61,249,000 were recorded for the three months and six months ended June 30, 1997 respectively, compared to zero for each of the same periods in 1996. All product revenue was the result of the commercial launch of Muse (alprostadil) in 1997. Product revenue for the six months period includes $2,636,000 for product shipped in December of 1996; these shipments were made to initially stock wholesalers and were allowed one-time extended rights-of-return which expired during the six months ended June 30, 1997.

     As consideration for execution of the Janssen marketing agreement, Janssen paid the Company $5 million in January 1997. The Company recorded this receipt as milestone revenue in the condensed consolidated statement of operations.

     Cost of goods sold were $9,584,000 and $17,650,000 in the three and six months ended June 30, 1997. Cost of Goods Sold were zero for the same periods in 1996 as there were no product sales.

     The resulting product gross margin for the three and six months ended June 30, 1997 was 71%.

     For the three months ended June 30, 1997, research and development expenses were $1,940,000 compared with $12,187,000 for the three months ended June 30, 1996, a decrease of 84%. For the six months ended June 30, 1997, research and development expenses were $3,967,000, compared with $17,545,000 for the six months ended June 30, 1996, a decrease of 77%. Research and development expenses were less than the same periods in 1996 due primarily to a $5.9 million charge incurred as the result of issuing 200,000 pre-split shares of Common Stock in May 1996 to ALZA Corporation to maintain exclusive rights to certain patents and patent applications beyond 1998, as well as higher pre-launch manufacturing, and clinical and regulatory costs in 1996 associated with the preparation and filing of the Company's New Drug Application for MUSE (alprostadil).

     Selling, general and administrative expenses for the three months ended June 30, 1997 were $11,258,000 compared with $2,004,000 for the three months ended June 30, 1996, an increase of 462%. For six months ended June 30, 1997, selling, general and administrative expenses were $23,067,000 compared with $3,383,000 for six months ended June 30, 1996, an increase of 582%. The increase compared with the same periods in 1996 resulted primarily from the addition of a fifty person field sales force, higher marketing expenses and the costs associated with adding personnel to support the growth of the Company's operations and the commercial launch of MUSE (alprostadil)

     Spending levels will likely continue to increase during 1997 as the Company further develops its commercial manufacturing, marketing and sales capabilities.

     Interest income for the three months ended June 30, 1997 was $1,264,000 compared with $446,000 for the three months ended June 30, 1996, an increase of 183%. For six months ended June 30, 1997, interest income was $2,385,000 compared with $949,000 for six months ended June 30, 1996, an increase of 151%. The increases were primarily the result of higher average invested balances. As a result of the Company's anticipated additional costs, interest income is expected to decrease in the future as cash balances decrease.

     Income taxes for the three months ended June 30, 1997 were $1,982,000, approximately 16.6% of income before taxes, compared with zero for the three months ended June 30, 1996. For six months ended June 30, 1997, income taxes were $4,438,000, approximately 18.5% of income before taxes, compared with zero for the six months ended June 30, 1996. The increase is due to the increase in taxable income as a result of increased revenue from product sales. The 1997 tax rate includes the effect of net operating losses (NOLs) carried forward from prior periods. The tax rate would have been substantially higher if the NOLs were not available to offset current income. The Company expects to fully utilize all NOLs during 1997, and accordingly, the Company's effective tax rate is expected to increase in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed operations primarily from the sale of preferred and common stock. Through June 30, 1997, VIVUS has raised $149,796,000 from financing activities. Cash, cash equivalents and securities available-for-sale totaled $95,349,000 at June 30, 1997 compared with $84,325,000 at December 31, 1996. The increase in cash, cash equivalents and securities available-for-sale is primarily a result of accounts receivable collections, partially off-set by operating and capital disbursements and stock repurchases. The Company maintains its current excess cash balances in a variety of interest bearing investment-grade financial investments such as United States treasury, federal agency and state government securities, repurchase agreements, corporate debt and bank certificates of deposit. Principal preservation, liquidity and safety are the primary investment objectives.

     Cash flow from operations in the six months ended June 30, 1997 was $23,155,000 compared with cash used of $2,677,000 in the six months ended June 30, 1996. The increased cash provided by operations was primarily due to net income of $19,512,000.

     Trade and other receivables at June 30, 1997 were $14,411,000 compared with $748,000 at December 31, 1996, an increase of $13,663,000. The increase primarily resulted from the increase in trade receivables resulting from sales of MUSE (alprostadil).

     Current liabilities were $23,775,000 at June 30, 1997 compared with $6,752,000 at December 31, 1996, an increase of $17,023,000. The increase was related primarily to an increase in manufacturing and facilities expenditures, as well as accrued income taxes, incentive compensation, and accrued royalties.

     Capital expenditures in the six months ended June 30, 1997 were $10,839,000 compared with $1,264,000 for the same period ended June 30, 1996. Capital expenditures during the period in 1996 consisted primarily of manufacturing and quality control equipment. Capital expenditures were higher in 1997 due to the purchase of additional manufacturing equipment for use at the Company's dedicated manufacturing operation within the Paco Pharmaceutical Services, Inc. ("Paco") facility in Lakewood, New Jersey, and the construction of the new manufacturing facility, also in Lakewood. Capital expenditures over the next two years are likely to increase as they are expected to include additional improvements in the current manufacturing facilities, completion of the new manufacturing facility in New Jersey, a new manufacturing facility in Europe, and a new corporate headquarters and a research and development laboratory facility in the United States.

     The Company expects to incur substantial additional costs, including expenses related to its second manufacturing facility in the United States and one in Europe, new product preclinical and clinical costs, ongoing research and development activities, and general corporate purposes. The Company anticipates that its existing capital resources will be sufficient to support the Company's operations through the commercial introduction of MUSE (alprostadil) in Europe, but may not be sufficient for the introduction of any additional future products. The Company anticipates that it may be required to issue additional equity or debt securities and may use other financing sources including, but not limited to, corporate alliances and lease financings to fund the future development and possible commercial launch of its products. The sale of additional equity securities would result in additional dilution to the Company's stockholders. There can be no assurance that such funds will be available on terms satisfactory to the Company, or at all. Failure to obtain adequate funding could cause a delay or cessation of the Company's product development and marketing efforts and would have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the level of resources that the Company devotes to sales and marketing capabilities; (ii) the level of resources that the Company devotes to expanding manufacturing capacity; (iii) the activities of competitors; (iv) the progress of the Company's research and development programs; (v) the timing and results of preclinical testing and clinical trials;
(vi) technological advances; and (vii) continued profitability.

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

                                  RISK FACTORS

LIMITED MANUFACTURING EXPERIENCE; CAPACITY CONSTRAINTS

     The Company has only limited experience in manufacturing MUSE (alprostadil) in commercial quantities. Since the commercial launch of MUSE (alprostadil) in January 1997, the Company has experienced product shortages due to higher than expected demand and difficulties encountered in scaling up production of MUSE (alprostadil). The Company has initiated the build out of 90,000 square feet of additional manufacturing space in New Jersey, and it is currently seeking a location for construction of a European manufacturing operation. The Company anticipates it will complete construction of the new facility by the end of 1997. However, construction of a cGMP compliant manufacturing site of this scale is a very complicated task, and the Company may not be able to meet this schedule. In addition, before the new facility can produce commercial product, the Company must validate the plant and obtain FDA approval. There is no assurance validation and FDA approval will be completed and obtained in a timely manner. If the Company encounters further difficulties with its current manufacturing facility or delays in completion or approval of its new manufacturing facility, capacity constraints could continue for an extended period. Such extended capacity constraints could create the need for product allocations between domestic and international markets and further increase the order backlog following the launch of MUSE (alprostadil) outside of the United States, strain relationships with distribution partners, and possibly cause patients to seek alternative therapies. Such events could have a material adverse effect upon the business, financial condition and operating results of the Company.

     The formulation, filling, packaging and testing of MUSE (alprostadil) is performed by Paco Pharmaceutical Services, Inc. ("Paco"), a wholly-owned subsidiary of The West Company, at its facility in Lakewood, New Jersey. In June 1995, the Company completed construction of its approximately 6,000 square feet manufacturing and testing space within Paco's facility. Due to higher than expected demand, the Company has leased two adjacent buildings in New Jersey, totaling 90,000 square feet, that will be built out to support expansion of the Company's manufacturing capabilities. Until the Company develops an in-house manufacturing capability, it will be entirely dependent upon Paco for the manufacture of its products. There can be no assurance that the Company's reliance on Paco for the manufacture of its products will not result in problems with product supply, and there can be no assurance that the Company will be able to establish a second manufacturing facility. Interruptions in the availability of products could limit further development and commercial marketing of MUSE (alprostadil) and other potential products and would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company and its third party contract manufacturers, including manufacturers of materials and components, are subject to routine periodic inspections by the FDA and certain state and foreign regulatory agencies for compliance with cGMP and other applicable regulations. The FDA stringently applies regulatory standards for manufacturing. The Company's third party contract manufacturers were inspected for compliance with cGMP regulations as part of the approval process. However, upon routine re-inspection of its contract manufacturers, there can be no assurance that the FDA will find the manufacturing process or facilities to be in compliance with cGMP and other regulations. Failure to achieve satisfactory compliance with cGMP regulations as confirmed by routine regulatory inspections would have a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the issuance of a regulatory warning letter or seizure or recall of products, injunction and/or civil fines.

     The Company's New Jersey manufacturing facility at Paco Pharmaceutical Services Inc. was inspected by the FDA for the first time after the preapproval inspection during twelve days in February and March 1997. That inspection resulted in the issuance by the FDA of an extensive FDA Form 483, which detailed specific areas where the FDA inspector observed that the Company's operations were not in full compliance with some areas of the cGMP regulations. A corrective action plan addressing all identified cGMP deficiencies was initiated immediately, and the Company submitted a written response to the FDA Form 483 and requested a meeting with the FDA district office officials to address the matter. Approximately 30 days after submitting the initial written response, the Company provided the FDA with a written update of the progress made against the corrective action plan. The Company provided an additional written response to comments and questions from the FDA in April and May, 1997. Following a meeting with FDA officials on May 23, 1997, the FDA issued a Warning Letter to the Company on May 29, 1997 reiterating the deficiencies noted in the earlier FDA Form 483. The Warning Letter acknowledged that the responses submitted by the Company had been evaluated and "appear satisfactory," subject to reinspection. On June 20, 1997, the Company requested that the FDA reinspect its manufacturing facility in New Jersey.

     To date, the FDA has not scheduled its reinspection. The scope of any FDA reinspection is likely to be more comprehensive than the initial inspection. Failure to adequately address cGMP deficiencies within a reasonable time frame would have an adverse effect on the Company's ability to supply its product in the US and internationally, which would have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company has undertaken a complete review of its cGMP compliance. However, there can be no assurance that the FDA will deem the Company's corrective action to be adequate or that additional corrective action, in areas not addressed by the FDA Form 483, will not be required. Failure to achieve satisfactory cGMP compliance upon reinspection would have a material adverse effect on the Company's ability to continue to market and distribute its products and, in the most serious cases, could result in the issuance of additional Warning Letters, seizure or recall of products, civil fines or closure of the Company's New Jersey manufacturing facility until cGMP compliance is achieved.

LIMITED SALES AND MARKETING EXPERIENCE; DEPENDENCE ON THIRD PARTIES

     Before commercially launching its first product, MUSE (alprostadil), in January 1997, the Company had no experience in the sale, marketing or distribution of pharmaceutical products. The Company is marketing and selling its products initially through a direct sales force in the United States. There can be no assurance that the Company's domestic sales and marketing efforts will be successful.

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

     In May 1996, the Company entered into an international marketing agreement with Astra to purchase the Company's products for resale in Europe, South America, Central America, Australia and New Zealand. As consideration for execution of the international marketing agreement, Astra paid the Company $10 million in June 1996. In September 1996, the Company received a $10 million milestone payment from Astra as a result of filing an application for marketing authorization for MUSE (alprostadil) in the United Kingdom. The Company will be paid up to an additional $10 million in the event certain other milestones are achieved. However, there can be no assurance that such milestones will be achieved. The marketing agreement does not have minimum purchase commitments, and Astra may take up to twelve months to introduce a product in a given country following regulatory approval in such country. As a result of this marketing agreement with Astra, the Company is dependent on Astra's efforts to market, distribute and sell the Company's products effectively in the above mentioned markets. There can be no assurance that such efforts will be successful.

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

     In January 1997, the Company signed an international marketing agreement with Janssen, a subsidiary of Johnson & Johnson. Janssen will purchase the Company's products for resale in China, multiple Pacific Rim countries (excluding Japan), Canada, Mexico and South Africa. As consideration for execution of the international marketing agreement, Janssen paid the Company $5 million in January 1997. The Company will receive additional payments in the event certain other milestones are achieved. However, there can be no assurance that such milestones will be achieved. As a result of this distribution agreement with Janssen, the Company is dependent on Janssen's efforts to distribute and sell the Company's products effectively in the above mentioned markets. There can be no assurance that such efforts will be successful.

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

GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS

     The Company's research, preclinical development, clinical trials, manufacturing and marketing of its products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Clinical trials, manufacturing and marketing of the Company's products will be subject to the rigorous testing and approval processes of the FDA and equivalent foreign regulatory agencies. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The Company completed pivotal clinical trials in 1995 and submitted an NDA for its first product, MUSE (alprostadil), to the FDA in March 1996. In November 1996, the Company received final marketing clearance from the FDA for MUSE (alprostadil). After regulatory approval is obtained, the Company's products are subject to continual review. Labeling and promotional activities are continually regulated by the FDA, and the Company must also report certain adverse events involving its drugs to the Agency under regulations issued by the FDA. Additionally, previously unidentified adverse events or an increased frequency of adverse events that occur post approval could result in labeling modifications of approved products, which could adversely affect future marketing of a drug. In addition, the Company submitted applications for regulatory approval to market MUSE (alprostadil) in the United Kingdom and Sweden in 1996; Norway in January 1997; China, Australia and New Zealand in April 1997 and Canada and Switzerland in May 1997. These applications will be subject to rigorous approval processes. There can be no assurance that approval in these or other countries will be granted on a timely basis, if at all, or if granted, that such approval will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Any delay in obtaining, or failure to obtain, such approval would adversely affect the Company's ability to generate product revenue.

     The Company's clinical trials for future products will seek safety data as well as efficacy data and will require substantial time and significant funding. There is no assurance that clinical trials will be completed successfully within any specified time period, if at all. Furthermore, the FDA may suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks. There can be no assurance that FDA or other regulatory approvals for any products developed by the Company will be granted on a timely basis, if at all, or if granted, that such approval will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Any delay in obtaining, or failure to obtain, such approvals would adversely affect the Company's ability to generate product revenue. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, the marketing and manufacturing of pharmaceutical products are subject to continuing FDA review, and later discovery of previously unknown problems with a product, manufacturer or facility may result in the FDA requiring further clinical research or restrictions on the product or the manufacturer, including withdrawal of the product from the market. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company obtains the necessary raw materials and components for the manufacture of MUSE (alprostadil) from third parties. The Company currently contracts with contract manufacturing organizations, including foreign manufacturers, that are required to comply with strict standards established by the Company. All contract manufacturers are required by the Federal Food, Drug, and Cosmetic Act, as amended, and by FDA regulations to follow cGMP regulations and are subject to routine periodic inspections by the FDA and certain state and foreign regulatory agencies for compliance with cGMP and other applicable regulations. The FDA stringently applies regulatory standards for manufacturing. The Company's third party contract manufacturers were inspected for compliance with cGMP regulations as part of the approval process. However, upon routine re-inspection of the manufacturing facilities, there can be no assurance that the FDA will find the manufacturing process or facilities to be in compliance with cGMP and other regulations. Failure to achieve satisfactory compliance with cGMP regulations as confirmed by routine inspections could have a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious case, result in the issuance of a regulatory warning letter or seizure or recall of products, injunction and/or civil fines.

     The Company's New Jersey manufacturing facility at Paco Pharmaceutical Services Inc. was inspected by the FDA for the first time after the preapproval inspection during twelve days in February and March 1997. That inspection resulted in the issuance by the FDA of an extensive FDA Form 483, which detailed specific areas where the FDA inspector observed that the Company's operations were not in full compliance with some areas of the cGMP regulations. A corrective action plan addressing all identified cGMP deficiencies was initiated immediately, and the Company submitted a written response to the FDA Form 483 and requested a meeting with the FDA district office officials to address the matter. Approximately 30 days after submitting the initial written response, the Company provided the FDA with a written update of the progress made against the corrective action plan. The Company provided an additional written response to comments and questions from the FDA in April and May, 1997. Following a meeting with FDA officials on May 23, 1997, the FDA issued a Warning Letter to the Company on May 29, 1997 reiterating the deficiencies noted in the earlier FDA Form 483. The Warning Letter acknowledged that the responses submitted by the Company had been evaluated and "appear satisfactory," subject to reinspection. On June 20, 1997, the Company requested that the FDA reinspect its manufacturing facility in New Jersey. To date, the FDA has not rescheduled it reinspection.

     The scope of any FDA reinspection is likely to be more comprehensive than the initial inspection. Failure to adequately address cGMP deficiencies within a reasonable time frame would have an adverse effect on the Company's ability to supply its product in the US and internationally, which would have a material adverse effect on the Company's business, financial condition and results of operations. Accordingly, the Company has undertaken a complete review of its compliance with cGMP regulations. However, there can be no assurance that the FDA will deem the Company's corrective action to be adequate or that additional corrective action, in areas not addressed by FDA Form 483, will not be required. Failure to achieve satisfactory compliance with cGMP regulations upon reinspection could have a material adverse effect on the Company's ability to continue to market and distribute its products and in the most serious cases, could result in the issuance of additional Warning Letters, seizure or recall of products, civil fines or closure of the Company's New Jersey manufacturing facility until compliance with cGMP regulations is achieved.

INTENSE COMPETITION

     Competition in the pharmaceutical and medical products industries is intense and is characterized by extensive research efforts and rapid technological progress. Certain treatments for erectile dysfunction exist, such as needle injection therapy, vacuum constriction devices, penile implants and oral medications, and the manufacturers of these products will continue to improve these therapies. In July 1995, the FDA approved the use of alprostadil in The Upjohn Company's needle injection therapy product for erectile dysfunction. Previously, Upjohn had obtained approval in a number of European countries. In June 1997, Schwartz Pharma announced the FDA approval of their needle injection treatment for erectile dysfunction. Additional competitive therapies under development include an oral medication by Pfizer, Inc., which is currently in Phase III clinical trials. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of erectile dysfunction. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than the Company. In addition, these companies have significantly greater experience than the Company in undertaking preclinical testing, human clinical trials and other regulatory approval procedures. There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research in the area of erectile dysfunction. For instance, Zonagen, Inc. and Pentech Pharmaceutical, Inc. have oral medications under development. These entities may also market commercial products either on their own or through collaborative efforts. The Company's competitors may develop technologies and products that are more effective than those being developed by the Company. Such developments would render the Company's products less competitive or even obsolete. The Company is also competing with respect to marketing capabilities and manufacturing efficiencies, areas in which it has limited experience.

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

     The Company is presently involved in an opposition proceeding that was instigated by the Pharmedic Company against a European patent that is exclusively licensed to VIVUS. As a result of the opposition proceedings, certain claims in the European patent were held to be unpatentable by the Opposition Division of the European Patent Office (EPO). These claims related to all pharmaceutical compositions that included prostaglandin E(1). The patentability of other claims in the patent was confirmed. These claims included the use of active agents in the treatment of erectile dysfunction by administration via the urethra to the corpora cavernosa, and a pharmaceutical composition claim for prazosin. The Company appealed the EPO's decision with respect to the pharmaceutical composition claims that were held unpatentable. The Pharmedic Company appealed the EPO's decision with respect to the claims that were held patentable, but has since withdrawn. Despite the withdrawal of the Pharmedic Company from the appeals process, the Company has continued with its own appeal in an attempt to reinstate the composition claims. The EPO Appeals Board must make its own finding whether the claims that were deemed unpatentable by the Opposition Division are indeed patentable before it can reverse the Opposition Division's decision. There can be no assurance that the appeal will be successful or that further challenges to the Company's European patent will not occur should the Company try to enforce the patent in the various European courts.

     There can be no assurance that the Company's products do not or will not infringe on the patent or proprietary rights of others. The Company may be required to obtain additional licenses to the patents, patent applications or other proprietary rights of others. There can be no assurance that any such licenses would be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while attempts to design around such patents, or, the development, manufacture or sale of products requiring such licenses could be precluded. The Company believes there will continue to be significant litigation in the pharmaceutical industry regarding patent or other intellectual property rights.

     A former consultant to the Company has claimed that he is the inventor of certain technology disclosed in two of the Company's patents. The former consultant further claims that the Company and certain of its officers and directors defrauded him by allegedly failing to inform him that they intended to use and patent this technology and by failing to compensate him in the manner allegedly promised. On May 28, 1996, the Company filed a complaint for declaratory judgment against the former consultant in the United States District Court for the Northern District of California, which seeks a declaration from the court that the former consultant is not an inventor of any of the technology. On July 17, 1996, the former consultant filed a lawsuit that sought to have two of the Company's patents corrected to name him as an inventor, or in the alternative, declared invalid on the grounds that they fail to list him as an inventor. On September 16, 1996, the Court dismissed the consultant's lawsuit, and ordered him to refile his claims as counterclaims in the action initiated by the Company on May 28, 1996. The consultant filed his counterclaim on September 26, 1996. On July 25, 1997, the Company filed motions for summary judgment, which request that the Court enter judgment against the former consultant on all of his claims. These motions are scheduled to be heard by the Court on September 8, 1997. The Company has conducted a review of the circumstances surrounding this matter and believes that the allegations are without merit. Although the Company believes that it should prevail in the litigation, the uncertainties inherent in litigation prevent the Company from giving any assurances about the outcome of such litigation.

     In a separate matter, on April 10, 1996, the licensors in an agreement by which the Company acquired a patent license filed a lawsuit in a Texas state court that alleged that they were defrauded in connection with the negotiation of the license agreement between the Company and the licensors. On May 8, 1996, the action was removed to the United States District Court for the Western District of Texas. In addition to monetary damages, the licensors sought to return to the terms of an earlier superseded license agreement. This action was settled in May 1997. Pursuant to the terms of the settlement agreement, neither the Company nor its officers will pay any damages to plaintiffs, and the license agreement will remain in effect.

DEPENDENCE ON DUAL SOURCE OF SUPPLY

     To date, the Company has obtained its supply of alprostadil from two sources. The first is Spolana Chemical Works AS ("Spolana") pursuant to a long-term supply agreement that was executed in May 1997. In January 1996, the Company entered into a long-term alprostadil supply agreement with Chinoin. Chinoin is the Hungarian subsidiary of the French pharmaceutical company Sanofi Winthrop. Alprostadil, a generic drug, is extremely difficult to manufacture and is only available to the Company from a limited number of other suppliers, none of which currently produce it in commercial quantities. While the Company is seeking additional sources, there can be no assurance that it will be able to identify and qualify such sources. The Company is required to identify its suppliers to the FDA. The FDA may require additional clinical trials or other studies prior to accepting a new supplier. Unless the Company secures and qualifies additional sources of alprostadil, it will be entirely dependent upon Spolana and Chinoin for the delivery of alprostadil. If interruptions in the supply of alprostadil were to occur for any reason, including a decision by Spolana and/or Chinoin to discontinue manufacturing, political unrest, labor disputes or a failure of Spolana and/or Chinoin to follow regulatory guidelines, the development and commercial marketing of MUSE (alprostadil) and other potential products could be delayed or prevented. An interruption in the Company's supply of alprostadil would have a material adverse effect on the Company's business, financial condition and results of operations.

HISTORY OF LOSSES AND LIMITED OPERATING HISTORY

     The Company has generated a cumulative net loss of $46.6 million for the period from its inception through June 30, 1997. To sustain profitability, the Company must successfully manufacture and market MUSE (alprostadil). The Company is subject to a number of risks including its ability to scale-up manufacturing capabilities and secure adequate supplies of raw materials, its ability to successfully market, distribute and sell its product, its reliance on a single therapeutic approach to erectile dysfunction and intense competition. There can be no assurance that the Company will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of the Company's future success.

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

PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE

     The commercial launch of MUSE (alprostadil) exposes the Company to a significant risk of product liability claims due to its availability to a large population of patients. In addition, pharmaceutical products are subject to heightened risk for product liability claims due to inherent side effects. The Company details potential side effects in the patient package insert and the physician package insert, both of which are included with MUSE (alprostadil), and the Company maintains product liability insurance coverage. However, the Company's product liability coverage is limited and may not be adequate to cover potential product liability exposure. Product liability insurance is expensive, difficult to maintain and current or increased coverage may not be available on acceptable terms , if at all. Product liability claims brought against the Company in excess of its insurance coverage, if any, could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

CONTROL BY EXISTING STOCKHOLDERS

     As of July 31, 1997, the Company's executive officers and current directors, and certain of their affiliates, beneficially owned approximately 12% of the Company's outstanding Common Stock. Such concentration of ownership may have the effect of delaying, defining or preventing a change in control of the Company. Additionally, these stockholders will have significant influence over the election of directors of the Company. This concentration of ownership may allow significant influence and control over Board decisions and corporate actions.

POTENTIAL VOLATILITY OF STOCK PRICE

     The stock market has recently experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market price of the Company's Common Stock has been highly volatile and is likely to continue to be so. Factors such as variations in the Company's financial results, comments by security analysts, the Company's ability to scale up its manufacturing capability to commercial levels, the Company's ability to successfully sell its product in the United States and internationally, any loss of key management, the results of the Company's clinical trials or those of its competition, adverse regulatory actions or decisions, announcements of technological innovations or new products by the Company or its competition, changing governmental regulations, patents or other proprietary rights or product or patent litigation, may have a significant effect on the market price of the Company's Common Stock.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     A former consultant to the Company has claimed that he is the inventor of certain technology disclosed in two of the Company's patents. The former consultant further claims that the Company and certain of its officers and directors defrauded him by allegedly failing to inform him that they intended to use and patent this technology and by failing to compensate him in the manner allegedly promised. On May 28, 1996, the Company filed a complaint for declaratory judgment against the former consultant in the United States District Court for the Northern District of California, which seeks a declaration from the court that the former consultant is not an inventor of any of the technology. On July 17, 1996, the former consultant filed a lawsuit that sought to have two of the Company's patents corrected to name him as an inventor, or in the alternative, declared invalid on the grounds that they fail to list him as an inventor. On September 16, 1996, the Court dismissed the consultant's lawsuit, and ordered him to refile his claims as counterclaims in the action initiated by the Company on May 28, 1996. The consultant filed his counterclaim on September 26, 1996. On July 25, 1997, the Company filed motions for summary judgment, which request that the Court enter judgment against the former consultant on all of his claims. These motions are scheduled to be heard by the Court on September 8, 1997. The Company has conducted a review of the circumstances surrounding this matter and believes that the allegations are without merit. Although the Company believes that it should prevail in the litigation, the uncertainties inherent in litigation prevent the Company from giving any assurances about the outcome of such litigation.

     In a separate matter, on April 10, 1996, the licensors in an agreement by which the Company acquired a patent license filed a lawsuit in a Texas state court that alleged that they were defrauded in connection with the negotiation of the license agreement between the Company and the licensors. On May 8, 1996, the action was removed to the United States District Court for the Western District of Texas. In addition to monetary damages, the licensors sought to return to the terms of an earlier superseded license agreement. This action was settled in May 1997. Pursuant to the terms of the settlement agreement, neither the Company nor its officers will pay any damages to plaintiffs, and the license agreement will remain in effect.

ITEM 2. CHANGES IN SECURITIES

     On May 22, 1997, following the Annual Stockholders' Meeting, the Company increased its authorized Common Stock from 30 million to 200 million shares. On June 23, 1997, the Company effected a two-for-one stock split of its outstanding Common Stock. The stock split was originally approved by the Company's Board of Directors on February 20, 1997, and the stockholders approved the stock split at the annual meeting of stockholders on May 22, 1997. The stock split was reflected in the NASDAQ National Market on June 24, 1997. Share and per share data for all periods in this report have been adjusted to give effect to the stock split, unless otherwise indicated.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held May 22, 1997. Matters voted on at that meeting were: (i) the election of seven directors; (ii) the amendment of the Certificate of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 to 200,000,000 in order to effect a two-for-one forward split of the Company's Common Stock; (iii) the amendment of the 1991 Incentive Stock Plan to increase the number of shares available for issuance from 3,100,000 to 3,900,000; (iv) the amendment of the 1994 Director Option Plan to increase the number of shares available for issuance from 100,000 to 200,000, to increase the initial option granted to non-employee directors from 12,500 to 16,000 shares and to increase the subsequent annual options granted to non-employee directors from 2,500 to 4,000 shares; and (v) the confirmation of the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ending December 31, 1997. Tabulation for each proposal and individual director were as follows:

                       PROPOSAL I. ELECTION OF DIRECTORS

                               DIRECTOR                        FOR         WITHHELD
            ----------------------------------------------  ----------     -------
            Virgil A. Place, M.D.                           13,840,209      76,073
            Leland F. Wilson                                13,840,709      75,573
            Richard L. Casey                                13,840,609      75,673
            Samuel D. Colella                               13,840,809      75,473
            Brian H. Dovey                                  13,731,509     184,773
            Elizabeth A. Fetter                             13,838,408      77,874
            Linda Jenckes                                   13,839,501      77,173

            PROPOSAL II.  AMENDMENT OF CERTIFICATE OF INCORPORATION

   FOR            AGAINST        ABSTAIN       NO VOTE
----------       ---------       -------       -------
11,869,501       1,956,302        12,082       73,397

           PROPOSAL III.  AMENDMENT OF THE 1991 INCENTIVE STOCK PLAN

   FOR           AGAINST        ABSTAIN        NO VOTE
---------       ---------       -------       ---------
8,023,584       1,662,388        58,993       4,171,317

            PROPOSAL IV.  AMENDMENT OF THE 1994 DIRECTOR OPTION PLAN

   FOR          AGAINST       ABSTAIN        NO VOTE
---------       -------       -------       ---------
8,954,911       736,739        53,315       4,171,317

        PROPOSAL V.  CONFIRMATION OF THE APPOINTMENT OF ARTHUR ANDERSEN

   FOR           AGAINST       ABSTAIN        NO VOTE
----------       -------       -------       ---------
13,875,069        33,576        7,637           --

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (in accordance with Item 601 of Regulation S-K)

  ****3.1      Certificate of Incorporation of the Company, as currently in effect
   ###3.2      Form of Amended and Restated Certificate of Incorporation of the Company
  ****3.3      Bylaws of the Registrant, as amended
     #3.4      Certificate of Designations of Rights, Preferences and Privileges of Series
               A Participating Preferred Stock
   ###4.1      Specimen Common Stock Certificate of the Registrant
     *4.2      Registration Rights as amended
    **4.3      Form of Agreement Not to Sell by and between the Registrant and certain shareholders and option holders
     *4.4      Form of Preferred Stock Purchase Warrant issued by the Registrant to Invemed
               Associates, Inc., Frazier Investment Securities, L.P., and Cristina H.
               Kepner
     #4.5      Second amended and Restated Preferred Shares Rights Agreement, dated as of
               April 15, 1997 by and between VIVUS, Inc. and Harris Trust Company of
               California, including the Certificate of Determination, the form of Rights
               Certificate and the Summary of Rights attached thereto as Exhibits A, B, and
               C, respectively.
   *+10.1      Assignment Agreement by and between Alza Corporation and the Registrant dated December 31, 1993
   *+10.2      Memorandum of Understanding by and between Ortho Pharmaceutical Corporation and the Registrant dated February 25, 1992
    *10.3      Assignment Agreement by and between Ortho Pharmaceutical Corporation and the
               Registrant dated June 9, 1992
   *+10.4      License Agreement by and between Gene A. Voss M.D., Allen C. Eichler, M.D., and the Registrant dated December 28, 1992
   *+10.5A     License Agreement by and between Ortho Pharmaceutical Corporation and Kjell
               Holmquist AB dated June 23, 1989
   *+10.5B     Amendment by and between Kjell Holmquist AB and the Registrant dated July 3,
               1992
    *10.5C     Amendment by and between Kjell Holmquist AB and the Registrant dated April
               22, 1992
   *+10.5D     Stock Purchase Agreement by and between Kjell Holmquist AB and the
               Registrant dated April 22, 1992
   *+10.6A     License Agreement by and between Amsu, Ltd., and Ortho Pharmaceutical
               Corporation dated June 23, 1989
   *+10.6B     Amendment by and between Amsu, Ltd., and the Registrant dated July 3, 1992
    *10.6C     Amendment by and between Amsu, Ltd., and the Registrant dated April 22, 1992
   *+10.6D     Stock Purchase Agreement by and between Amsu, Ltd., and the Registrant dated
               July 10, 1992
    *10.7      Supply Agreement by and between Paco Pharmaceutical Services, Inc., and the
               Registrant dated November 10, 1993
   *+10.8      Agreement by and among Pharmatech, Inc., Spolana Chemical Works AS, and the
               Registrant dated June 23, 1993
    *10.9      Master Services Agreement by and between the Registrant and Teknekron
               Pharmaceutical Systems dated August 9, 1993
    *10.10     Lease by and between McCandless-Triad and the Registrant dated November 23,
               1992, as amended

  ***10.11     Form of Indemnification Agreements by and among the Registrant and the
               Directors and Officers of the Registrant
   **10.12     1991 Incentive Stock Plan and Form of Agreement, as amended
    *10.13     1994 Director Option Plan and Form of Agreement
    *10.14     Form of 1994 Employee Stock Purchase Plan and Form of Subscription Agreement
    *10.15     Stock Restriction Agreement between the Company and Virgil A. Place, M.D.
               dated November 7, 1991
    *10.16     Stock Purchase Agreement between the Company and Leland F. Wilson dated June
               26, 1991, as amended
    *10.17     Letter Agreement between the Registrant and Leland F. Wilson dated June 14,
               1991 concerning severance pay
    *10.18     Letter Agreement between the Registrant and Paul Doherty dated January 26,
               1994 concerning severance pay
   **10.19     Guaranteed Maximum Price Contract by and between the Registrant and Marshall
               Contractors, Inc. dated January 27, 1995
   **10.20     Sub-lease by and among the Registrant, Argonaut Technologies, Inc.,
               ESCAgenetics Corp. and Tanklage Construction Co. dated March 13, 1995
####+10.21     Distribution Services Agreement between the Registrant and Synergy
               Logistics, Inc. (a wholly-owned subsidiary of Cardinal Health, Inc.) dated
               February 9, 1996
####+10.22     Manufacturing Agreement between the Registrant and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995
  ##+10.23     Distribution and Services Agreement between the Registrant and Alternate
               Site Distributors, Inc. dated July 17, 1996
*****+10.24    Distribution Agreement made as of May 29, 1996 between the Registrant and
               Astra AB
   ##10.25     Menlo McCandless Office Lease made as of August 30, 1996 by and between
               Registrant and McCandless-Triad
   ##10.26     Sublease Agreement made as of August 22, 1996 by and between Registrant and
               Plant Research Technologies
###++10.27     Distribution Agreement made as of January 22, 1997 between the Registrant and Janssen Pharmaceutical International, a division of Cilag AG
               International
  ###10.28     Lease Agreement made as of January 1, 1997 between the Registrant and
               Airport Associates
  ###10.29     Lease Amendment No. 1 as of February 15, 1997 between Registrant and Airport
               Associates
  ###10.30     Lease Agreement by and between 605 East Fairchild Associates, L.P. and
               Registrant dated as of March 5, 1997
   ++10.31     Manufacture and supply agreement between Registrant and Spolana Chemical
               Works, a.s. dated May 30, 1997
     27.1      Financial Data Schedule

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

    **** Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, as amended.

   ***** Incorporated by reference to the same numbered exhibit filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on June 21, 1996.

       # Incorporated by reference to exhibit 99.1 filed with Registrant's
         Amendment Number 2 to the Registration Statement on Form 8-A (File No. 0-23490) filed with the Commission on April 23, 1997.

      ## Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

     ### Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

    #### Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as amended.

       + Confidential treatment granted.

      ++ Confidential treatment requested.

(b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VIVUS, INC.

Date: August 5, 1997                              /s/ DAVID C. YNTEMA
                                          --------------------------------------
                                          David C. Yntema
                                          Chief Financial Officer

                                                 /s/ LELAND F. WILSON
                                          --------------------------------------
                                          Leland F. Wilson
                                          President and Chief
                                          Executive Officer

                                  VIVUS, INC.

                               INDEX TO EXHIBITS

EXHIBIT                                         DESCRIPTION
-------     -----------------------------------------------------------------------------------
 10.31      Manufacture and supply agreement between Registrant and Spolana Chemical Works,
            a.s. dated May 30, 1997
 27.1       Financial Data Schedule