Form 10-Q
period 1997-09-30
VIVUS INC
filed 1997-10-08
CIK 881524

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                        COMMISSION FILE NUMBER: 0-23490

                            ------------------------

                                  VIVUS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            DELAWARE                                                    94-3136179
                 STATE OR OTHER JURISDICTION OF                                      (I.R.S. EMPLOYER
                 INCORPORATION OR ORGANIZATION)                                   IDENTIFICATION NUMBER)

             545 MIDDLEFIELD ROAD, SUITE 200, MENLO PARK, CA 94025 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES INCLUDING ZIP CODE)

                                 (650) 325-5511
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     At September 30, 1997, 33,149,729 shares of common stock were outstanding.

     Exhibit index on page 22.

================================================================================

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VIVUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                   -------------------       --------------------
                                                    1997        1996           1997        1996
                                                   -------     -------       --------     -------
Net product sales..............................    $39,118     $    --       $100,367     $    --
Milestone revenue..............................         --      10,000          5,000      20,000
                                                   -------     -------       --------     -------
          Net revenues.........................     39,118      10,000        105,367      20,000
Cost of goods sold.............................     11,270          --         28,920          --
                                                   -------     -------       --------     -------
Gross margin...................................     27,848      10,000         76,447      20,000
                                                   -------     -------       --------     -------
Operating expenses:
  Research and development.....................      3,947       5,462          7,914      23,007
  Selling, general and administrative..........     11,507       3,118         34,574       6,501
                                                   -------     -------       --------     -------
          Total operating expenses.............     15,454       8,580         42,488      29,508
                                                   -------     -------       --------     -------
Income (loss) from operations..................     12,394       1,420         33,959      (9,508)
Interest and other income......................      1,106       1,242          3,491       2,191
                                                   -------     -------       --------     -------
          Income (loss) before taxes...........     13,500       2,662         37,450      (7,317)
Income taxes...................................      2,241          --          6,679          --
                                                   -------     -------       --------     -------
          Net income (loss)....................    $11,259     $ 2,662       $ 30,771     $(7,317)
                                                   =======     =======       ========     =======
Net income (loss) per common and equivalent
  share........................................    $  0.31     $  0.07(1)    $   0.86     $ (0.25)(1)
                                                   =======     =======       ========     =======
Shares used in the computation of net income
  (loss) per share.............................     35,772      35,636(1)      35,602      29,802(1)
                                                   =======     =======       ========     =======

---------------

(1) Prior period figures have been adjusted to reflect the 2 for 1 stock split which occurred in the second quarter of 1997.

                                  VIVUS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                     ASSETS

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1997              1996
                                                                     -------------     ------------
                                                                      (UNAUDITED)
Current assets:
  Cash.............................................................    $   3,362         $    555
  Available-for-sale securities....................................       69,430           60,710
  Trade and other receivables......................................       18,105              748
  Inventories......................................................        6,212            4,540
  Prepaid expenses and other.......................................          652              587
                                                                       ---------        ---------
          Total current assets.....................................       97,761           67,140
Property & equipment...............................................       26,347            6,332
Available-for-sale securities, non-current.........................       24,086           23,060
                                                                       ---------        ---------
          Total....................................................    $ 148,194         $ 96,532
                                                                       =========        =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................    $   6,346         $  3,324
  Accrued and other liabilities....................................       22,036            3,428
                                                                       ---------        ---------
          Total current liabilities................................       28,382            6,752
                                                                       ---------        ---------
Stockholders' equity:
  Common stock; $.001 par value; shares
     authorized 200,000,000; shares outstanding --
     September 30, 1997, 33,149,729; December 31, 1996,
      32,454,340(1);...............................................           33               32
  Paid in capital..................................................      159,347          156,173
  Less treasury stock,at cost; 185,000 shares at September 30,
     1997; none at December 31, 1996...............................       (4,184)              --
  Unrealized gain on securities....................................           64               77
  Deferred compensation............................................          (65)            (348)
  Accumulated deficit..............................................      (35,383)         (66,154)
                                                                       ---------        ---------
          Total stockholders' equity...............................      119,812           89,780
                                                                       ---------        ---------
          Total....................................................    $ 148,194         $ 96,532
                                                                       =========        =========

---------------

(1) Prior period shares have been adjusted to reflect the 2 for 1 stock split which occurred in the second quarter of 1997.

                                  VIVUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
Cash flows from operating activities:
  Net income (loss)....................................................  $ 30,771     $ (7,317)
  Adjustments to reconcile net income (loss) to net cash provided by
     (used for) operating activities:
     Depreciation and amortization.....................................     1,448          719
     Stock compensation costs..........................................       367          332
     Issuance of common stock for patent rights........................        --        5,821
     Changes in assets and liabilities:
       Receivables.....................................................   (17,357)        (773)
       Inventories.....................................................    (1,672)          --
       Prepaid expenses and other......................................       (65)        (122)
       Accounts payable................................................     3,022         (109)
       Accrued and other liabilities...................................    18,608        1,099
                                                                         --------     --------
          Net cash provided by (used for) operating activities.........    35,122         (350)
                                                                         --------     --------
Cash flows from investing activities:
  Property purchases...................................................   (21,463)      (2,101)
  Securities purchases.................................................  (210,858)     (99,350)
  Proceeds from sale/maturity of securities............................   201,099       52,716
                                                                         --------     --------
          Net cash used for investing activities.......................   (31,222)     (48,735)
                                                                         --------     --------
Cash flows from financing activities:
  Sale of common stock.................................................        --       57,428
  Exercise of common stock options.....................................     2,918          864
  Purchase of common stock through employees stock purchase plan.......       173          104
  Repurchase of common stock through buybacks..........................    (4,184)          --
                                                                         --------     --------
          Net cash provided by (used for) financing activities.........    (1,093)      58,396
                                                                         --------     --------
Net increase in cash...................................................     2,807        9,311
Cash:
  Beginning of period..................................................       555          973
                                                                         --------     --------
  End of period........................................................  $  3,362     $ 10,284
                                                                         ========     ========
Non-cash investing and financing activities:
  Unrealized loss on securities........................................      ($13)       ($127)

See accompanying notes to financial statements

                                  VIVUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

 2. PROVISION FOR INCOME TAXES

     The Company's effective tax rate was 17.8 percent of income before taxes for the nine months ended September 30, 1997. This tax rate includes the effect of net operating losses (NOLs) carried forward from prior periods. The tax rate would have been substantially higher if the NOLs were not available to offset current income. The Company expects to fully utilize all NOLs during 1997, and accordingly, the Company's effective tax rate is expected to increase in the future.

 3. NET INCOME (LOSS) PER SHARE

     For the three months and nine months ended September 30, 1997, net income per common and equivalent share is based on the weighted average number of common and equivalent shares outstanding during the period, including outstanding options and warrants. Such options and warrants are excluded from the net loss per common and equivalent shares for the nine months ended September 30, 1996 because they are antidilutive. Share and per share amounts have been calculated based on post-split shares resulting from the two-for-one stock split effective June 23, 1997.

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

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                               --------------------         ---------------------
                                                1997          1996           1997           1996
                                               ------         -----         ------         ------
Basic earnings-per-share.....................   $0.34         $0.08          $0.93         $(0.25)
Diluted earnings-per-share...................    0.31          0.07           0.86          (0.25)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DESCRIPTION OF BUSINESS

     VIVUS, Inc. ("VIVUS" or the "Company") is a leading developer of advanced therapeutic systems for the treatment of erectile dysfunction. Erectile dysfunction, commonly referred to as impotence, is the inability to achieve and maintain an erection of sufficient rigidity for sexual intercourse. The Company's transurethral system for erection is a non-invasive, easy to use system that delivers pharmacologic agents topically to the urethral lining. In November 1996, the Company obtained regulatory marketing clearance from the U.S. Food and Drug Administration (the "FDA") to manufacture and market its first product, MUSE(R) (alprostadil). The Company commenced product shipments to wholesalers in December 1996 and commercially introduced MUSE (alprostadil) in the United States through its direct sales force beginning in January 1997. In addition, the Company submitted applications for regulatory approval to market MUSE (alprostadil) in the United Kingdom in September 1996; Sweden in October 1996; Norway in January 1997; China, Australia and New Zealand in April 1997; Canada and Switzerland in May 1997; and Korea, South Africa, Brazil and Argentina in August 1997. These applications will be subject to rigorous approval processes, and there can be no assurance such approval will be granted in a timely manner, if at all. Furthermore, the Company received FDA clearance in December 1996 for ACTIS(R), an adjustable elastomeric venous flow control device designed for those patients who suffer from veno-occlusive dysfunction (commonly referred to as venous leak syndrome). The Company commenced commercial sales of ACTIS in July 1997. ACTIS is currently being studied for adjunctive use with MUSE (alprostadil), however, there can be no assurance that such studies will demonstrate that adjunctive use of ACTIS with MUSE (alprostadil) is an effective treatment for erectile dysfunction.

     The Company has limited experience in manufacturing and selling MUSE (alprostadil) in commercial quantities. Since the commercial launch of MUSE (alprostadil) in January 1997, the Company has experienced product shortages due to higher than expected demand and difficulties encountered in scaling up production of MUSE (alprostadil). The Company has initiated the build out of 90,000 square feet of additional manufacturing space, and it is currently seeking a location for construction of a European manufacturing operation. If the Company encounters further difficulties with its current manufacturing facility or delays in completion or regulatory approval of its new manufacturing facility, capacity constraints could continue for an extended period of time, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's New Jersey manufacturing facility at Paco Pharmaceutical Services, Inc. ("Paco") was inspected by the FDA for the first time after the pre-approval inspection during twelve days in February and March 1997. That inspection resulted in the issuance by the FDA of an extensive FDA Form 483, which detailed specific areas where the FDA inspector observed that the Company's operations were not in full compliance with some areas of the current Good Manufacturing Practices ("cGMP") regulations. A corrective action plan addressing all identified cGMP deficiencies was initiated immediately, and the Company submitted a written response to the FDA Form 483 and requested a meeting with the FDA District Office officials to address the matter. Approximately 30 days after submitting the initial written response, the Company provided the FDA with a written update of the progress made against the corrective action plan. The Company provided an additional written response to comments and questions from the FDA in April and May 1997. Following a meeting with FDA officials on May 23, 1997, the FDA issued a Warning Letter to the Company on May 29, 1997 reiterating the deficiencies noted in the earlier FDA Form 483. The Company's manufacturing facility was reinspected by the FDA during seven days in August and September 1997. That reinspection resulted in the issuance of an FDA Form 483, which mentioned specific areas cited in the earlier Form 483, where the FDA inspector continued to observe that the Company's operations were still not in full compliance with some areas of the cGMP regulations. On September 18, 1997, the Company provided a written response and requested that the FDA affirm that the Company's New Jersey manufacturing facility is in substantial compliance with cGMPs.

     Continued failure to adequately address cGMP deficiencies within a reasonable time frame or to comply with cGMP regulations would have an adverse effect on the Company's ability to supply its product in the US and internationally, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the FDA will deem the Company's corrective action or written response to the Form 483 observations to be adequate or that additional corrective action will not be required. Failure to achieve and maintain satisfactory cGMP compliance could have a material adverse effect on the Company's ability to continue to market and distribute its products and, in the most serious cases, could result in the issuance of additional Warning Letters, seizure or recall of products, civil fines or closure of the Company's New Jersey manufacturing facility until cGMP compliance is achieved.

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

     The Company has sought and will continue to seek additional pharmacologic agents for the treatment of erectile dysfunction that are suitable for transurethral delivery for which significant safety data already exists. The Company believes that such agents may progress rapidly through clinical development and the regulatory process due to the preexisting safety data. The Company expects to begin a Phase III multi-center trial in the first half of 1998 for its second product candidate, a combination of alprostadil and prazosin delivered via the Company's transurethral system for erection. The Company has several other product candidates in preclinical development.

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

RESULTS OF OPERATIONS

     Three and Nine months Ended September 30, 1997 and 1996

     Product revenue of $39,118,000 and $100,367,000 was recorded for the three months and nine months ended September 30, 1997 respectively, compared to zero for each of the same periods in 1996. All product revenue was the result of the commercial launch of MUSE (alprostadil) and ACTIS in 1997. Due to higher than expected demand following the launch of MUSE (alprostadil) and difficulties in scaling up production, demand has exceeded the available supply of product. The Company has achieved increasing revenues over the three quarters since its launch of MUSE (alprostadil) by increasing production from its current facility. There can be no assurance that the Company will be able to obtain significant additional increases in production from its current facility. No substantial increases in production capacity are expected prior to approval by either the FDA or the Medicines Control Agency of the Company's 90,000 square feet of additional manufacturing space, which is currently under construction. See Risk Factors -- Limited Manufacturing Experience; Capacity Constraints.

     As consideration for execution of the Janssen marketing agreement, Janssen paid the Company $5 million in January 1997. The Company recorded this receipt as milestone revenue in the condensed consolidated statement of operations. In 1996, the Company received milestone payments from Astra under the terms of an international marketing agreement. The Company recorded these Astra milestone revenues of $10 million and $20 million, respectively, in the three and nine month periods ended September 30, 1996.

     Cost of goods sold was $11,270,000 and $28,920,000 in the three and nine months ended September 30, 1997. Cost of goods sold was zero for the same periods in 1996 as there were no product sales.

     The resulting product gross margin for the three and nine months ended September 30, 1997 was 71%.

     For the three months ended September 30, 1997, research and development expenses were $3,947,000 compared with $5,462,000 for the three months ended September 30, 1996, a decrease of 28%. For the nine months ended September 30, 1997, research and development expenses were $7,914,000, compared with $23,007,000 for the nine months ended September 30, 1996, a decrease of 66%. Research and development expenses for the three and nine month periods ended September 30, 1997 were less than the same periods in 1996 due primarily to higher pre-launch manufacturing expenses associated with commercial plant scale up, and clinical and regulatory costs associated with the preparation and filing of the Company's New Drug Application for MUSE (alprostadil) in 1996. In addition, the Company recorded a $5.9 million charge as the result of issuing 200,000 pre-split shares of Common Stock in May 1996 to ALZA Corporation to maintain exclusive rights to certain patents and patent applications beyond 1998.

     Selling, general and administrative expenses for the three months ended September 30, 1997 were $11,507,000 compared with $3,118,000 for the three months ended September 30, 1996, an increase of 269%. For the nine months ended September 30, 1997, selling, general and administrative expenses were $34,574,000 compared with $6,501,000 for the nine months ended September 30, 1996, an increase of 432%. The increases compared with the same periods in 1996 resulted primarily from the addition of a fifty person field sales force, higher marketing expenses and the costs associated with adding personnel to support the growth of the Company's operations and the commercial launch of MUSE (alprostadil).

     Spending levels are likely to continue to increase during 1997 as the Company further develops its commercial manufacturing, research and development, marketing and sales capabilities.

     Interest and other income for the three months ended September 30, 1997 was $1,106,000 compared with $1,242,000 for the three months ended September 30, 1996, a decrease of 11%. The decrease related to a charge taken for the write off of certain fixed assets. For the nine months ended September 30, 1997, interest and other income was $3,491,000 compared with $2,191,000 for the nine months ended September 30, 1996, an increase of 59%. The increase was primarily the result of higher average invested balances.

     Income taxes for the three months ended September 30, 1997 were $2,241,000, approximately 17% of income before taxes, compared with zero for the three months ended September 30, 1996. For the nine months ended September 30, 1997, income taxes were $6,679,000, approximately 18% of income before taxes, compared with zero for the nine months ended September 30, 1996. The increase is due to the increase in taxable income as a result of increased revenue from product sales. The 1997 tax rate includes the effect of net operating losses (NOLs) carried forward from prior periods. The tax rate would have been substantially higher if the NOLs were not available to offset current income. The Company expects to fully utilize all NOLs during 1997, and accordingly, the Company's effective tax rate is expected to increase in the future.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed operations primarily from the sale of preferred and common stock. Through September 30, 1997, VIVUS has raised $150,685,000 from financing activities. Cash, cash equivalents and securities available-for-sale totaled $96,878,000 at September 30, 1997 compared with $84,325,000 at December 31, 1996. The increase in cash, cash equivalents and securities available-for-sale is primarily a result of cash provided by operations, partially offset by capital disbursements. The Company maintains its current excess cash balances in a variety of interest bearing investment-grade financial investments such as United States treasury, federal agency and state government securities, repurchase agreements, corporate debt and bank certificates of deposit. Principal preservation, liquidity and safety are the primary investment objectives.

     Cash flow from operations in the nine months ended September 30, 1997 was $35,122,000 compared with cash used of $350,000 in the nine months ended September 30, 1996. The increased cash provided by operations was primarily due to net income of $30,771,000.

     Trade and other receivables at September 30, 1997 were $18,105,000 compared with $748,000 at December 31, 1996, an increase of $17,357,000. The increase primarily resulted from the increase in trade receivables resulting from sales of MUSE (alprostadil).

     Current liabilities were $28,382,000 at September 30, 1997 compared with $6,752,000 at December 31, 1996, an increase of $21,630,000. The increase was related primarily to an increase in manufacturing and facilities expenditures, as well as accrued income taxes, incentive compensation, and accrued royalties.

     Capital expenditures in the nine months ended September 30, 1997 were $21,463,000 compared with $2,101,000 for the same period ended September 30, 1996. Capital expenditures were higher in 1997 due to the construction of the new manufacturing facility, in Lakewood, New Jersey and the purchase of additional manufacturing equipment for use at the Company's dedicated manufacturing operation within the Paco Pharmaceutical Services, Inc. ("Paco") facility, also in Lakewood. Capital expenditures over the next two years are likely to increase as they are expected to include additional improvements in the current manufacturing facilities, completion of the new manufacturing facility in New Jersey, a new manufacturing facility in Europe, and a new corporate headquarters and a research and development laboratory facility in the United States.

     The Company expects to incur substantial additional costs, including expenses related to its second manufacturing facility in the United States and one in Europe, new product preclinical and clinical costs, ongoing research and development activities, and general corporate purposes. The Company anticipates that its existing capital resources will be sufficient to support the Company's operations through the international commercial introduction of MUSE (alprostadil), but may not be sufficient for the introduction of any additional future products. The Company anticipates that it may be required to issue additional equity or debt securities and may use other financing sources including, but not limited to, corporate alliances and lease financings to fund the future development and possible commercial launch of its products. The sale of additional equity securities would result in additional dilution to the Company's stockholders. There can be no assurance that such funds will be available on terms satisfactory to the Company, or at all. Failure to obtain adequate funding could cause a delay or cessation of the Company's product development and marketing efforts and would have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the level of resources that the Company devotes to sales and marketing capabilities; (ii) the level of resources that the Company devotes to expanding manufacturing capacity; (iii) the activities of competitors; (iv) the progress of the Company's research and development programs; (v) the timing and results of preclinical testing and clinical trials;
(vi) technological advances; and (vii) continued profitability.

     The Results of Operations and Liquidity and Capital Resources sections contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in this Liquidity and Capital Resources section, the Risk Factors section, the Results of Operations section and the Description of Business section. The discussion of those factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

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

                                  RISK FACTORS

LIMITED MANUFACTURING EXPERIENCE; CAPACITY CONSTRAINTS

     The Company has only limited experience in manufacturing MUSE (alprostadil) in commercial quantities. Since the commercial launch of MUSE (alprostadil) in January 1997, the Company has experienced product shortages due to higher than expected demand and difficulties encountered in scaling up production of MUSE (alprostadil). The Company has initiated the build out of 90,000 square feet of additional manufacturing space in New Jersey, and it is currently seeking a location for construction of a European manufacturing operation. The Company anticipates it will complete construction of the new New Jersey facility by the end of 1997. However, construction of a cGMP compliant manufacturing site of this scale is a very complicated task, and the Company may not be able to meet this schedule. In addition, before the new facility can produce commercial product, the Company must validate the plant and obtain FDA approval. There is no assurance validation and FDA approval will be completed and obtained in a timely manner. If the Company encounters further difficulties with its current manufacturing facility or delays in completion or approval of its new manufacturing facility, capacity constraints could continue for an extended period. Such extended capacity constraints could create the need for product allocations between domestic and international markets following the launch of MUSE (alprostadil) outside of the United States, strain relationships with distribution partners, and possibly cause patients to seek alternative therapies. Such events could have a material adverse effect upon the business, financial condition and operating results of the Company.

     The formulation, filling, packaging and testing of MUSE (alprostadil) is performed at Paco, a wholly-owned subsidiary of The West Company, at its facility in Lakewood, New Jersey. In June 1995, the Company completed construction of its approximately 6,000 square feet manufacturing and testing space within Paco's facility. Due to higher than expected demand, the Company has leased two adjacent buildings in New Jersey, totaling 90,000 square feet, that are being built out to support expansion of the Company's manufacturing capabilities. Until the Company develops an in-house manufacturing capability, it will be entirely dependent upon Paco for the manufacture of its products. There can be no assurance that the Company's reliance on Paco for the manufacture of its products will not result in problems with product supply, and there can be no assurance that the Company will be able to establish a second manufacturing facility. Interruptions in the availability of products could limit further development and commercial marketing of MUSE (alprostadil) and other potential products and would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company and certain of its suppliers and service providers are subject to routine periodic inspections by the FDA and certain state and foreign regulatory agencies for compliance with cGMP and other applicable regulations. The FDA stringently applies regulatory standards for manufacturing. Certain of the Company's suppliers were inspected for compliance with cGMP regulations as part of the approval process. However, upon routine re-inspection of its contract manufacturers, there can be no assurance that the FDA will find the manufacturing process or facilities to be in compliance with cGMP and other regulations. Failure to achieve satisfactory compliance with cGMP regulations as confirmed by routine regulatory inspections could have a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the issuance of a regulatory warning letter or seizure or recall of products, injunction and/or civil fines.

     The Company's New Jersey manufacturing facility at Paco was inspected by the FDA for the first time after the pre-approval inspection during twelve days in February and March 1997. That inspection resulted in the issuance by the FDA of an extensive FDA Form 483, which detailed areas where the FDA inspector observed that the Company's operations were not in full compliance with some areas of cGMP regulations. A corrective action plan addressing all identified cGMP deficiencies was initiated immediately, and the Company submitted a written response to the FDA Form 483 and requested a meeting with the FDA District Office officials to address the matter. Approximately 30 days after submitting the initial written response, the Company provided the FDA with a written update of the progress made against the corrective action plan. The Company provided an additional written response to comments and questions from the FDA in April and May 1997. Following a meeting with FDA officials on May 23, 1997, the FDA issued a Warning Letter to the Company on May 29, 1997 reiterating the deficiencies noted in the earlier FDA Form 483. The Company's manufacturing facility was reinspected by the FDA during seven days in August and September 1997. That reinspection resulted in the issuance of an FDA Form 483, which mentioned specific areas cited in the earlier Form 483, where the FDA inspector continued to observe that the Company's operations were still not in full compliance with some areas of cGMP regulations. On September 19, 1997, the Company provided a written response and requested that the FDA affirm that the Company's New Jersey manufacturing facility is in substantial compliance with cGMP.

     Continued failure to adequately address cGMP deficiencies within a reasonable time frame or to comply with cGMP regulations would have an adverse effect on the Company's ability to supply its product in the US and internationally, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the FDA will deem the Company's corrective action or written response to the Form 483 observations to be adequate or that additional corrective action will not be required. Failure to achieve and maintain satisfactory cGMP compliance could have a material adverse effect on the Company's ability to continue to market and distribute its products and, in the most serious cases, could result in the issuance of additional Warning Letters, seizure or recall of products, civil fines or closure of the Company's New Jersey manufacturing facility until cGMP compliance is achieved.

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

     A former consultant to the Company has claimed that he is the inventor of certain technology disclosed in two of the Company's patents. The former consultant further claims that the Company and certain of its officers and directors defrauded him by allegedly failing to inform him that they intended to use and patent this technology and by failing to compensate him in the manner allegedly promised. On May 28, 1996, the Company filed a complaint for declaratory judgment against the former consultant in the United States District Court for the Northern District of California, which seeks a declaration from the court that the former consultant is not an inventor of any of the technology. On July 17, 1996, the former consultant filed a lawsuit that sought to have two of the Company's patents corrected to name him as an inventor, or in the alternative, declared invalid on the grounds that they fail to list him as an inventor. The former consultant also sought damages for alleged fraud. On September 16, 1996, the Court dismissed the consultant's lawsuit, and ordered him to refile his claims as counterclaims in the action initiated by the Company on May 28, 1996. The consultant filed his counterclaim on September 26, 1996. On July 25, 1997, the Company filed motions for summary judgment, which request that the Court enter judgment against the former consultant on all of his claims. The Company's motions were heard by the Court on September 8, 1997. By orders dated September 9, 1997, the Court denied one of the Company's motions which related to the inventorship issues and granted in part and denied in part the Company's other motion, which was related to the fraud issues. This case is set for trial on December 9, 1997. The Company has conducted a review of the circumstances surrounding this matter and believes that the allegations are without merit. Although the Company believes that it should prevail in the litigation, the uncertainties inherent in litigation, and in particular, jury trials, prevent the Company from giving any assurances about the outcome of such litigation. A judgment in favor of the consultant on some or all of his claims would have a material adverse effect on the Company.

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

Manufacturing, labeling and promotional activities are continually regulated by the FDA, and the Company must also report certain adverse events involving its drugs to the Agency under regulations issued by the FDA. Additionally, previously unidentified adverse events or an increased frequency of adverse events that occur post approval could result in labeling modifications of approved products, which could adversely effect future marketing of a drug.

     In addition, the Company submitted applications for regulatory approval to market MUSE (alprostadil) in the United Kingdom in September 1996; Sweden in October 1996; Norway in January 1997; China, Australia and New Zealand in April 1997; Canada and Switzerland in May 1997; and Korea, South Africa, Brazil and Argentina in August 1997. These applications will be subject to rigorous approval processes. There can be no assurance that approval in these or other countries will be granted on a timely basis, if at all, or if granted, that such approval will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Any delay in obtaining, or failure to obtain, such approval would adversely effect the Company's ability to generate product revenue.

     The Company's clinical trials for future products will seek safety data as well as efficacy data and will require substantial time and significant funding. There is no assurance that clinical trials will be completed successfully within any specified time period, if at all. Furthermore, the FDA may suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks. There can be no assurance that FDA or other regulatory approvals for any products developed by the Company will be granted on a timely basis, if at all, or if granted, that such approval will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Any delay in obtaining, or failure to obtain, such approvals would adversely effect the Company's ability to generate product revenue. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, the marketing and manufacturing of pharmaceutical products are subject to continuing FDA review, and later discovery of previously unknown problems with a product, manufacturer or facility may result in the FDA requiring further clinical research or restrictions on the product or the manufacturer, including withdrawal of the product from the market. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company obtains the necessary raw materials and components for the manufacture of MUSE (alprostadil) from third parties. The Company currently contracts with foreign manufacturers that are required to comply with strict standards established by the Company. Certain suppliers are required by the Federal Food, Drug, and Cosmetic Act, as amended, and by FDA regulations to follow cGMP regulations and are subject to routine periodic inspections by the FDA and certain state and foreign regulatory agencies for compliance with cGMP and other applicable regulations. The FDA stringently applies regulatory standards for manufacturing. Certain of the Company's suppliers were inspected for compliance with cGMP regulations as part of the approval process. However, upon routine re-inspection of the manufacturing facilities, there can be no assurance that the FDA will find the manufacturing process or facilities to be in compliance with cGMP and other regulations. Failure to achieve satisfactory compliance with cGMP regulations as confirmed by routine inspections could have a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious case, result in the issuance of a regulatory warning letter or seizure or recall of products, injunction and/or civil fines.

     The Company's New Jersey manufacturing facility at Paco was inspected by the FDA for the first time after the pre-approval inspection during twelve days in February and March 1997. That inspection resulted in the issuance by the FDA of an extensive FDA Form 483, which detailed specific areas where the FDA inspector observed that the Company's operations were not in full compliance with some areas of cGMP regulations. A corrective action plan addressing all identified cGMP deficiencies was initiated immediately, and the Company submitted a written response to the FDA Form 483 and requested a meeting with the FDA District Office officials to address the matter. Approximately 30 days after submitting the initial written response, the Company provided the FDA with a written update of the progress made against the corrective action plan. The Company provided an additional written response to comments and questions from the FDA in April and May 1997. Following a meeting with FDA officials on May 23, 1997, the FDA issued a Warning Letter to the Company on May 29, 1997 reiterating the deficiencies noted in the earlier FDA Form 483. The Company's manufacturing facility was reinspected by the FDA during seven days in August and September 1997. That reinspection resulted in the issuance of an FDA Form 483, which mentioned specific areas cited in the earlier Form 483, where the FDA inspector continued to observe that the Company's operations were still not in full compliance with some areas of cGMP regulations. On September 19, 1997, the Company provided a written response and requested that the FDA affirm that the Company's New Jersey manufacturing facility is in substantial compliance with cGMPs.

     Continued failure to adequately address cGMP deficiencies within a reasonable time frame or to comply with cGMP regulations would have an adverse effect on the Company's ability to supply its product in the US and internationally, which would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the FDA will deem the Company's corrective action or written response to the Form 483 observations to be adequate or that additional corrective action will not be required. Failure to achieve and maintain satisfactory cGMP compliance could have a material adverse effect on the Company's ability to continue to market and distribute its products and, in the most serious cases, could result in the issuance of additional Warning Letters, seizure or recall of products, civil fines or closure of the Company's New Jersey manufacturing facility until cGMP compliance is achieved.

INTENSE COMPETITION

     Competition in the pharmaceutical and medical products industries is intense and is characterized by extensive research efforts and rapid technological progress. Certain treatments for erectile dysfunction exist, such as needle injection therapy, vacuum constriction devices, penile implants and oral medications, and the manufacturers of these products will continue to improve these therapies. In July 1995, the FDA approved the use of alprostadil in The Upjohn Company's needle injection therapy product for erectile dysfunction. Previously, Upjohn had obtained approval in a number of European countries. In June 1997, Schwartz Pharma announced the FDA approval of their needle injection treatment for erectile dysfunction. Additional competitive therapies under development include an oral medication by Pfizer, Inc., for which they have filed for regulatory approval in the United States and Europe. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of erectile dysfunction. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than the Company. In addition, these companies have significantly greater experience than the Company in undertaking preclinical testing, human clinical trials and other regulatory approval procedures. There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research in the area of erectile dysfunction. For instance, Zonagen, Inc. and Pentech Pharmaceutical, Inc. have oral medications in Phase III clinical trials. These entities may also market commercial products either on their own or through collaborative efforts. The Company's competitors may develop technologies and products that are more effective than those being developed by the Company. Such developments would render the Company's products less competitive or even obsolete. The Company is also competing with respect to marketing capabilities and manufacturing efficiencies, areas in which it has limited experience.

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

DEPENDENCE ON DUAL SOURCE OF SUPPLY

     To date, the Company has obtained its supply of alprostadil from two sources. The first is Spolana Chemical Works a.s. ("Spolana") pursuant to a long-term supply agreement that was executed in May 1997. In January 1996, the Company entered into a long-term alprostadil supply agreement with Chinoin Pharmaceutical and Chemical Works Co. ("Chinoin"). Chinoin is the Hungarian subsidiary of the French pharmaceutical company Sanofi Winthrop. Alprostadil, a generic drug, is extremely difficult to manufacture and is only available to the Company from a limited number of other suppliers. While the Company is seeking additional sources, there can be no assurance that it will be able to identify and qualify such sources. The Company is required to identify its suppliers to the FDA. The FDA may require additional clinical trials or other studies prior to accepting a new supplier. Unless the Company secures and qualifies additional sources of alprostadil, it will be entirely dependent upon Spolana and Chinoin for the delivery of alprostadil. If interruptions in the supply of alprostadil were to occur for any reason, including a decision by Spolana and/or Chinoin to discontinue manufacturing, political unrest, labor disputes or a failure of Spolana and/or Chinoin to follow regulatory guidelines, the development and commercial marketing of MUSE (alprostadil) and other potential products could be delayed or prevented. An interruption in the Company's supply of alprostadil would have a material adverse effect on the Company's business, financial condition and results of operations.

HISTORY OF LOSSES AND LIMITED OPERATING HISTORY

     The Company has generated a cumulative net loss of $35.4 million for the period from its inception through September 30, 1997. To sustain profitability, the Company must successfully manufacture and market MUSE (alprostadil). The Company is subject to a number of risks including its ability to scale-up manufacturing capabilities and secure adequate supplies of raw materials, its ability to successfully market, distribute and sell its product, its reliance on a single therapeutic approach to erectile dysfunction and intense competition. There can be no assurance that the Company will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of the Company's future success.

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

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

     The Company expects to incur substantial additional costs, including expenses related to building its marketing and sales organization, a second manufacturing plant in the United States, a manufacturing plant in Europe, new product preclinical and clinical costs, ongoing research and development activities, and general corporate purposes. The Company anticipates that its existing capital resources will be sufficient to support the Company's operations through world-wide commercial introduction of MUSE (alprostadil) but may not be sufficient for the introduction of any additional future products. Accordingly, the Company anticipates that it may be required to issue additional equity or debt securities and may use other financing sources including, but not limited to, corporate alliances and lease financings to fund the future development and possible commercial launch of its products. The sale of additional equity securities would result in additional dilution to the Company's stockholders. There can be no assurance that additional funds will be available on terms satisfactory to the Company, or at all. Failure to obtain adequate funding could cause a delay or cessation of the Company's product development and marketing efforts and would have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the level of resources that the Company devotes to sales and marketing capabilities; (ii) the level of resources that the Company devotes to expanding manufacturing capacity; (iii) the activities of competitors; (iv) the progress of the Company's research and development programs; (v) the timing and results of preclinical testing and clinical trials;
(vi) technological advances; and (vii) continued profitability.

DEPENDENCE ON KEY PERSONNEL

     The Company's progress to date has been highly dependent upon the skills of a limited number of key management personnel. To reach its future business objectives, the Company will need to hire numerous other qualified personnel in the areas of sales, marketing, research and development, regulatory affairs, operations, clinical trial management and preclinical testing. There can be no assurance that the Company will be able to hire such personnel, as the Company must compete with other companies, academic institutions, government entities and other agencies. The loss of any of the Company's key personnel or the failure to attract or retain necessary new employees could have an adverse effect on the Company's research, product development and business operations.

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

     In addition, certain health care providers are moving towards a managed care system in which such providers contract to provide comprehensive health care services, including prescription drugs, for a fixed cost per person. The Company hopes to further qualify its transurethral system for erection for reimbursement in the managed care environment. However, the Company is unable to predict the reimbursement policies employed by third-party health care payors. Furthermore, attempts at qualifying its transurethral system for erection for reimbursement could be adversely effected by changes in reimbursement policies of governmental or private health care payors.

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

ANTI-TAKEOVER EFFECT OF SHAREHOLDER RIGHTS PLAN AND CERTAIN CHARTER AND BYLAW PROVISIONS

     In February 1996, the Company's Board of Directors authorized the Company's reincorporation in the State of Delaware and adopted a Shareholder Rights Plan. The Company's reincorporation into the State of Delaware was approved by its stockholders and effective in May 1996. The Shareholder Rights Plan provides for a dividend distribution of one Preferred Shares Purchase Right (a "Right") on each outstanding share of the Company's Common Stock. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 20% or more of the Company's Common Stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20% or more of the Company's Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 20% of more of the Company's Common Stock.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     A former consultant to the Company has claimed that he is the inventor of certain technology disclosed in two of the Company's patents. The former consultant further claims that the Company and certain of its officers and directors defrauded him by allegedly failing to inform him that they intended to use and patent this technology and by failing to compensate him in the manner allegedly promised. On May 28, 1996, the Company filed a complaint for declaratory judgment against the former consultant in the United States District Court for the Northern District of California, which seeks a declaration from the court that the former consultant is not an inventor of any of the technology. On July 17, 1996, the former consultant filed a lawsuit that sought to have two of the Company's patents corrected to name him as an inventor, or in the alternative, declared invalid on the grounds that they fail to list him as an inventor. The former consultant also sought damages for alleged fraud. On September 16, 1996, the Court dismissed the consultant's lawsuit, and ordered him to refile his claims as counterclaims in the action initiated by the Company on May 28, 1996. The consultant filed his counterclaim on September 26, 1996. On July 25, 1997, the Company filed motions for summary judgment, which request that the Court enter judgment against the former consultant on all of his claims. The Company's motions were heard by the Court on September 8, 1997. By orders dated September 9, 1997, the Court denied one of the Company's motions which related to the inventorship issues and granted in part and denied in part the Company's other motion which was related to the fraud issues. This case is set for trial on December 9, 1997. The Company has conducted a review of the circumstances surrounding this matter and believes that the allegations are without merit. Although the Company believes that it should prevail in the litigation, the uncertainties inherent in litigation, and in particular, jury trials prevent the Company from giving any assurances about the outcome of such litigation. A judgment in favor of the consultant on some or all of his claims would have a material adverse effect on the Company.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits (in accordance with Item 601 of Regulation S-K)

     ###3.2      Form of Amended and Restated Certificate of Incorporation of the
                 Company, as currently in effect
    ****3.3      Bylaws of the Registrant, as amended
       #3.4      Certificate of Designations of Rights, Preferences and Privileges of
                 Series A Participating Preferred Stock
     ###4.1      Specimen Common Stock Certificate of the Registrant
       *4.2      Registration Rights as amended
       *4.4      Form of Preferred Stock Purchase Warrant issued by the Registrant to
                 Invemed Associates, Inc., Frazier Investment Securities, L.P., and
                 Cristina H. Kepner

       #4.5      Second amended and Restated Preferred Shares Rights Agreement, dated as of April 15, 1997 by and between VIVUS, Inc. and Harris Trust Company of
                 California, including the Certificate of Determination, the form of
                 Rights Certificate and the Summary of Rights attached thereto as
                 Exhibits A, B, and C, respectively.
     *+10.1      Assignment Agreement by and between Alza Corporation and the Registrant dated December 31, 1993
     *+10.2      Memorandum of Understanding by and between Ortho Pharmaceutical
                 Corporation and the Registrant dated February 25, 1992
      *10.3      Assignment Agreement by and between Ortho Pharmaceutical Corporation and the Registrant dated June 9, 1992
     *+10.4      License Agreement by and between Gene A. Voss M.D., Allen C. Eichler,
                 M.D., and the Registrant dated December 28, 1992
     *+10.5A     License Agreement by and between Ortho Pharmaceutical Corporation and
                 Kjell Holmquist AB dated June 23, 1989
     *+10.5B     Amendment by and between Kjell Holmquist AB and the Registrant dated
                 July 3, 1992
      *10.5C     Amendment by and between Kjell Holmquist AB and the Registrant dated
                 April 22, 1992
     *+10.5D     Stock Purchase Agreement by and between Kjell Holmquist AB and the
                 Registrant dated April 22, 1992
     *+10.6A     License Agreement by and between Amsu, Ltd., and Ortho Pharmaceutical
                 Corporation dated June 23, 1989
     *+10.6B     Amendment by and between Amsu, Ltd., and the Registrant dated July 3,
                 1992
      *10.6C     Amendment by and between Amsu, Ltd., and the Registrant dated April 22,
                 1992
     *+10.6D     Stock Purchase Agreement by and between Amsu, Ltd., and the Registrant dated July 10, 1992
      *10.7      Supply Agreement by and between Paco Pharmaceutical Services, Inc., and the Registrant dated November 10, 1993
      *10.10     Lease by and between McCandless-Triad and the Registrant dated November
                 23, 1992, as amended
    ***10.11     Form of Indemnification Agreements by and among the Registrant and the
                 Directors and Officers of the Registrant
    +++10.12     1991 Incentive Stock Plan and Form of Agreement, as amended
    +++10.13     1994 Director Option Plan and Form of Agreement
      *10.14     Form of 1994 Employee Stock Purchase Plan and Form of Subscription
                 Agreement
      *10.17     Letter Agreement between the Registrant and Leland F. Wilson dated June
                 14, 1991 concerning severance pay
  ####+10.21     Distribution Services Agreement between the Registrant and Synergy
                 Logistics, Inc. (a wholly-owned subsidiary of Cardinal Health, Inc.)
                 dated February 9, 1996
  ####+10.22     Manufacturing Agreement between the Registrant and CHINOIN
                 Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995
    ##+10.23     Distribution and Services Agreement between the Registrant and Alternate
                 Site Distributors, Inc. dated July 17, 1996
 *****+10.24     Distribution Agreement made as of May 29, 1996 between the Registrant and Astra AB
     ##10.25     Menlo McCandless Office Lease made as of August 30, 1996 by and between
                 Registrant and McCandless-Triad

     ##10.26     Sublease Agreement made as of August 22, 1996 by and between Registrant and Plant Research Technologies
  ###++10.27     Distribution Agreement made as of January 22, 1997 between the
                 Registrant and Janssen Pharmaceutical International, a division of Cilag
                 AG International
    ###10.28     Lease Agreement made as of January 1, 1997 between the Registrant and
                 Airport Associates
    ###10.29     Lease Amendment No. 1 as of February 15, 1997 between Registrant and
                 Airport Associates
       10.29A    Lease Amendment No. 2 dated July 24, 1997 by and between the Registrant and Airport Associates
       10.29B    Lease Amendment No. 3 dated July 24, 1997 by and between the Registrant and Airport Associates
    ###10.30     Lease agreement by and between 605 East Fairchild Associates, L.P. and
                 Registrant dated as of March 5, 1997
#####++10.31     Manufacture and supply agreement between Registrant and Spolana Chemical
                 Works, a.s. dated May 30, 1997
       27.1      Financial Data Schedule

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

## Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996

### Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, as amended

#### Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as amended

##### Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997

+       Confidential treatment granted.

++      Confidential treatment requested.

+++ Incorporated by reference to the same-numbered exhibit filed with the Registrant's Registration Statement on Form S-8 No. 333-29939.

     (b) Reports on Form 8-K
         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VIVUS, Inc.

Date: October 8, 1997                             /s/ DAVID C. YNTEMA
                                          --------------------------------------
                                                     David C. Yntema
                                                 Chief Financial Officer

                                                 /s/ LELAND F. WILSON
                                          --------------------------------------
                                                     Leland F. Wilson
                                          President and Chief Executive Officer

                                  VIVUS, INC.

                               INDEX TO EXHIBITS

EXHIBIT                                       DESCRIPTION
-------    ----------------------------------------------------------------------------------
10.29A     Lease Amendment No. 2 dated July 24, 1997 by and between the Registrant and
           Airport Associates
10.29B     Lease Amendment No. 3 dated July 24, 1997 by and between the Registrant and
           Airport Associates
27.1       Financial Data Schedule