Form 10-K/A
period 1996-12-31
VIVUS INC
filed 1997-12-04
CIK 881524

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------
                                AMENDMENT NO. 3

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

          3. EXHIBITS

    NUMBER
    ------
        #  3.1      Certificate of Incorporation of the Company, as currently in effect
           3.2      Form of Amended and Restated Certificate of Incorporation of the Company,
                    to be filed immediately following the Company's Annual Meeting of
                    Stockholders if the stockholders approve Proposal 2 in the Company's Proxy
        #  3.3      Bylaws of the Registrant, as amended
        *  4.1      Specimen Common Stock Certificate of the Registrant
        *  4.2      Registration Rights, as amended
       **  4.3      Form of Agreement Not to Sell by and between the Registrant and certain shareholders and option holders
        *  4.4      Form of Preferred Stock Purchase Warrant issued by the Registrant to
                    Invemed Associates, Inc., Frazier Investment Securities, L.P. and Cristina
                    H. Kepner
      +++  4.5      Amended and Restated Preferred Shares Rights Agreement dated as of June 18,
                    1996, by and between Vivus, Inc. and First Interstate Bank of California, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively
       *+  10.1     Assignment Agreement by and between Alza Corporation and the Registrant dated December 31, 1993
       *+  10.2     Memorandum of Understanding by and between Ortho Pharmaceutical Corporation and the Registrant dated February 25, 1992
        *  10.3     Assignment by and between Ortho Pharmaceutical Corporation and the
                    Registrant dated June 9, 1992
       *+  10.4     License Agreement by and between Gene A. Voss, M.D., Allen C. Eichler,
                    M.D., and the Registrant dated December 28, 1992
       *+  10.5     License Agreement by and between Ortho Pharmaceutical Corporation and Kjell
                    Holmquist AB dated June 23, 1989
       *+  10.5B    Amendment by and between Kjell Holmquist AB and the Registrant dated July
                    3, 1992
        *  10.5C    Amendment by and between Kjell Holmquist AB and the Registrant dated April
                    22, 1992

    NUMBER
    ------
       *+  10.5D    Stock Purchase Agreement by and between Kjell Holmquist AB and the
                    Registrant dated April 22, 1992
       *+  10.6A    License Agreement by and between AMSU, Ltd., and Ortho Pharmaceutical
                    Corporation dated June 23, 1989
       *+  10.6B    Amendment by and between AMSU, Ltd., and the Registrant dated July 3, 1992
        *  10.6C    Amendment by and between AMSU, Ltd., and the Registrant dated April 22,
                    1992
       *+  10.6D    Stock Purchase Agreement by and between AMSU, Ltd., and the Registrant dated July 10, 1992
        *  10.7     Supply Agreement by and between Paco Pharmaceutical Services, Inc., and the
                    Registrant dated November 10, 1993
       *+  10.8     Agreement by and among Pharmatech, Inc., Spolana Chemical Works AS, and the
                    Registrant dated June 23, 1993
        *  10.9     Master Services Agreement by and between the Registrant and Teknekron
                    Pharmaceutical Systems dated August 9, 1993
        *  10.10    Lease by and between McCandless-Triad and the Registrant dated November 23,
                    1992, as amended
      ***  10.11    Form of Indemnification Agreements by and among the Registrant and the
                    Directors and Officers of the Registrant
       **  10.12    1991 Incentive Stock Plan and Form of Agreement, as amended
        *  10.13    1994 Director Option Plan and Form of Agreement
        *  10.14    Form of 1994 Employee Stock Purchase Plan and Form of Subscription
                    Agreement
        *  10.15    Stock Restriction Agreement between the Company and Virgil A. Place, M.D.
                    dated November 7, 1991
        *  10.16    Stock Purchase Agreement between the Company and Leland F. Wilson dated
                    June 26, 1991, as amended
        *  10.17    Letter Agreement between the Registrant and Leland F. Wilson dated June 14,
                    1991 concerning severance pay
        *  10.18    Letter Agreement between the Registrant and Paul C. Doherty dated January
                    26, 1994 concerning severance pay
       **  10.19    Guaranteed Maximum Price Contract by and between the Registrant and
                    Marshall Contractors, Inc. dated January 27, 1995
       **  10.20    Sub-sublease by and among the Registrant, Argonaut Technologies, Inc.,
                    ESCAgenetics Corp. and Tanklage Construction Co. dated January 31, 1995
       #+  10.21    Distribution Services Agreement between the Registrant and Synergy
                    Logistics, Inc. (a wholly-owned subsidiary of Cardinal Health, Inc.) dated
                    February 9, 1996
       #+  10.22    Manufacturing Agreement between the Registrant and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December
     ###+  10.23    Distribution and Services Agreement between the Registrant and Alternate
                    Site Distributors, Inc. dated July 17, 1996
      ##+  10.24    Distribution Agreement made as of May 29, 1996 between the Registrant and
                    Astra AB
      ###  10.25    Menlo McCandless Office Lease made as of August 30, 1996 by and between
                    Registrant and McCandless - Triad
      ###  10.26    Sublease Agreement made as of August 22, 1996 by and between Registrant and
                    Plant Research Technologies
       ++  10.27    Distribution Agreement made as of January 22, 1997 between the Registrant and Janssen Pharmaceutica International, a division of Cilag AG
                    International
           10.28    Lease Agreement made as of January 1, 1997 between the Registrant and
                    Airport Associates

    NUMBER
    ------
           10.29    Lease Amendment No. 1 as of February 15, 1997 between Registrant and
                    Airport Associates
           10.30    Lease Agreement by and between 605 East Fairchild Associates, L.P. and
                    Registrant dated as of March 7, 1997
           11.1     Computation of net loss per share
           13.1     Portions of the 1996 Annual Report to Security Holders
       **  16.1     Letter regarding change in independent public accountants
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

 +++ Incorporated by reference to exhibit 99.1 filed with the Registrant's
     Registration Statement on Form 8-A No. 0-23490, filed with the Commission on June 24, 1996.

    + Confidential treatment granted.

   ++ Confidential treatment requested.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                          VIVUS, INC.,
                                          a Delaware Corporation

                                          By:      /s/ DAVID C. YNTEMA
                                            ------------------------------------
                                                      David C. Yntema
                                            Vice President of Finance and Chief
                                                Financial Officer (Principal
                                                          Financial
                                                  and Accounting Officer)
Date: December 4, 1997