Form 10-Q/A
period 1997-06-30
VIVUS INC
filed 1998-03-04
CIK 881524

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

               605 EAST FAIRCHILD DRIVE, MOUNTAIN VIEW, CA 94043
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

                                 (650) 934-5200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

              545 MIDDLEFIELD ROAD, SUITE 200 MENLO PARK, CA 94025
                                (FORMER ADDRESS)

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

                                          VIVUS, INC.

Date: March 4, 1998                               /s/ DAVID C. YNTEMA
                                          --------------------------------------
                                          David C. Yntema
                                          Chief Financial Officer

                                                 /s/ LELAND F. WILSON
                                          --------------------------------------
                                          Leland F. Wilson
                                          President and Chief
                                          Executive Officer