Form 10-K
period 1997-12-31
VIVUS INC
filed 1998-03-31
CIK 881524

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED                        COMMISSION FILE NUMBER
              DECEMBER 31, 1997                                   0-23490

                            ------------------------

                                  VIVUS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3136179
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

           605 EAST FAIRCHILD DRIVE, MOUNTAIN VIEW, CALIFORNIA 94043
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (650) 934-5200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

              SECURITIES REGISTERED PURSUANT TO 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
         COMMON STOCK, $.001 PAR VALUE PREFERRED SHARE PURCHASE RIGHTS
                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $350,150,127 (based upon the closing sales price of such stock as reported by The Nasdaq Stock Market on such date). Shares of Common Stock held by each officer, director, and holder of 5 percent or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 27, 1998, the number of outstanding shares of the Registrant's Common Stock was 31,721,292.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Items 6, 7 and 8 of Form 10-K is incorporated by reference from the Registrant's annual report to security holders furnished pursuant to Rule 14a-3 (the "Annual Report"). Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference from the Registrant's proxy statement for the 1998 Annual Stockholders' Meeting (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1997.

================================================================================

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

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     VIVUS, Inc. ("VIVUS" or the "Company") is a leader in the development of advanced therapeutic systems for the treatment of erectile dysfunction. Erectile dysfunction, commonly referred to as impotence, is the inability to achieve and maintain an erection of sufficient rigidity for sexual intercourse. The Company's transurethral system for erection is a minimally invasive, easy to use system that delivers pharmacologic agents topically to the urethral lining. In November 1996, the Company obtained marketing clearance by the U.S. Food and Drug Administration (the "FDA") to manufacture and market its first product, MUSE(R) (alprostadil). The Company commenced product shipments to wholesalers in December 1996 and commercially introduced MUSE (alprostadil) in the United States through its direct sales force beginning in January 1997. Furthermore, the Company received FDA clearance in December 1996 for ACTIS(R), an adjustable elastomeric venous flow control device designed for those patients who suffer from veno-occlusive dysfunction (commonly referred to as venous leak syndrome). The Company commenced commercial sales of ACTIS in the United States through its direct sales force in July 1997. ACTIS is currently being studied for adjunctive use with MUSE (alprostadil); however, there can be no assurance that such studies will be completed and if completed that such studies will demonstrate that adjunctive use of ACTIS with MUSE (alprostadil) is a safe and effective treatment for erectile dysfunction.

     The Company has entered into international marketing agreements with Astra AB ("Astra") and Janssen Pharmaceutica International ("Janssen") under which Astra and Janssen will purchase MUSE (alprostadil) for resale in various international markets. In November 1997, the Company obtained regulatory marketing clearance by the Medicines Control Agency ("MCA") to market MUSE (alprostadil) in the United Kingdom. The Company began selling MUSE (alprostadil) to Astra in the fourth quarter of 1997. Astra began selling MUSE (alprostadil) in the United Kingdom in February 1998. In addition, applications for regulatory approval to market MUSE (alprostadil) have been submitted in several other countries, including China, Australia, Canada and Mexico. These applications will be subject to rigorous approval processes, and there can be no assurance such approval will be granted in a timely manner, if at all.

     The Company has limited experience in manufacturing and selling MUSE (alprostadil) in commercial quantities. Since the commercial launch of MUSE (alprostadil) in January 1997, the Company has experienced product shortages due to higher than expected demand and difficulties encountered in scaling up production of MUSE (alprostadil). The Company leased 90,000 square feet of space in New Jersey in which it has constructed additional manufacturing and testing facilities. The Company has filed for regulatory authorization of this facility with both the FDA and MCA. In March 1998, the MCA authorized the Company to begin commercial production and shipment of MUSE (alprostadil) from its new facility. In addition, the Company has negotiated a long-term lease for a site in Ireland for construction of a European manufacturing operation. Until the Company receives the required approvals for its new New Jersey facility, domestic and certain international markets will need to be supplied from its current facility at Paco Pharmaceutical Services, Inc. ("Paco"). There can be no assurance that such approvals will be granted in a timely manner, if at all. If international sales increase as anticipated, product available for the domestic market will be reduced and gross margins will be adversely impacted. If the Company encounters further difficulties with its current manufacturing facility or delays in regulatory approvals of its new manufacturing facility, capacity constraints could continue for an extended period of time, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company anticipates an operating loss in the first quarter of 1998 primarily due to the impact of the continued capacity constraints, allocation of product to international markets which results in a lower gross margin, higher costs of goods sold as the Company ramps up its new manufacturing facility, and higher marketing and sales costs related to the Company's direct to consumer marketing campaign.

     In connection with post-approval inspections of the Company's New Jersey manufacturing facility at Paco, the FDA issued to the Company FDA Form 483s and a Warning Letter, which detailed specific areas where the FDA observed that the Company's operations were not in full compliance with some areas of the current Good Manufacturing Practices (cGMP) requirements. On November 19, 1997, after taking corrective action and providing the FDA with a written response to the FDA observations, the Company received a letter from the FDA affirming that the Company's facility at Paco is in substantial compliance with cGMP requirements. Failure to maintain satisfactory cGMP compliance would have a material adverse effect on the Company's ability to continue to market and distribute its products and, in the most serious cases, could result in the issuance of additional Warning Letters, seizure or recall of products, civil fines or closure of the Company's manufacturing facility until cGMP compliance is achieved.

     Because of the production capacity constraints, the Company did not initiate significant MUSE advertising programs throughout 1997 and experienced declining demand for MUSE (alprostadil) in late 1997. In anticipation of receiving regulatory approvals of its new manufacturing facility and because of available inventories at the wholesale level, the Company launched its first domestic direct-to-consumer advertising campaign in January 1998. This campaign includes major television, newspaper and magazine placements. In February 1998, the FDA notified the Company that it objected to, among other things, the prominence and balance of side effect information relative to efficacy information in certain written materials and the Company's television advertisements. The Company is no longer utilizing the prior written materials and has modified its written materials in response to the FDA's comments. If the FDA does not believe the modified written materials respond to its concerns then further modifications will be required resulting in additional cost and delay prior to the Company resuming its written advertising. The Company has ceased running its television advertisements and requested a meeting with the FDA to discuss necessary changes to the Company's television advertisements. If the Company and the FDA cannot reach a prompt resolution regarding the necessary changes to the Company's television advertisements, this could result in additional cost and delay, and may prevent broadcast advertising on major networks. Cost and delay associated with the FDA's objections to the Company's direct-to-consumer advertising materials could have a negative effect upon the Company's domestic sales and marketing efforts. There can be no assurance that the Company's domestic sales and marketing efforts will be successful at increasing the demand for MUSE (alprostadil). In addition, there can be no assurance that the Company's capacity constraints will not prevent the Company from supplying any increased demand.

     The Company has sought and will continue to seek pharmacologic agents suitable for transurethral delivery for which significant safety data already exists. The Company believes that such agents may progress more rapidly through clinical development and the regulatory process than agents without preexisting safety data. The Company expects to begin a Phase III multi-center trial in 1998 for its second product candidate, a combination of alprostadil and prazosin delivered via the Company's transurethral system for erection. The Company has several other product candidates in preclinical development.

     Based on a published study of more than 1,200 men in Massachusetts, the Company estimates that more than 30 percent of males in the United States between the ages of 40 and 70 suffer from moderate to complete erectile dysfunction. The Company believes that similar rates of erectile dysfunction prevail outside the United States. An estimate from the National Institutes of Health ("NIH") Consensus Statement on Impotence (1992) suggests that the number of men in the United States with erectile dysfunction may be 10 to 20 million. The rate of erectile dysfunction increases significantly with age. In addition to the Company's transurethral system for erection, the primary medical therapies currently used to treat erectile dysfunction are needle injection of pharmacologic agents into the penis, vacuum constriction devices, penile implants and oral medications. Despite the detrimental effect erectile dysfunction may have on a couple's quality of life, the Company believes that, due in part to the limitations of available therapies, less than 10 percent of men suffering from erectile dysfunction received medical treatment prior to the introduction of MUSE (alprostadil).

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

  MARKET SIZE

     Based on a published study of more than 1,200 men in Massachusetts, the Company estimates that over 30 percent of males in the United States between the ages of 40 to 70 suffer from moderate to complete erectile dysfunction. The Company believes that similar rates prevail outside the United States. An estimate from the NIH Consensus Statement on Impotence (1992) suggests that the number of men in the United States with erectile dysfunction may be 10 to 20 million men. The rate of erectile dysfunction increases significantly with age.

  CURRENT THERAPIES

     In addition to the Company's first product, MUSE (alprostadil), the primary physiological therapies currently utilized for the treatment of erectile dysfunction are:

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

          Oral Medications. In March 1998, Pfizer Inc. received marketing approval from the FDA for its oral treatment for erectile dysfunction, Viagra. Commercial introduction of this new competitive product could have a material adverse effect on the Company's business, financial condition and results of operations. Before the approval of Viagra, yohimbine had been the primary oral medication currently prescribed in the United States for the treatment of erectile dysfunction. While easily administered, yohimbine must be taken multiple times daily and may cause irritability, sweating, nausea and possibly hypertension. See "Business -- Competition".

THE VIVUS SOLUTION

     VIVUS is addressing the significant market opportunity for erectile dysfunction therapy with its transurethral system for erection. The Company's transurethral system for erection represents a unique approach to treating erectile dysfunction and is based on the discovery that the urethra, although an excretory duct, can absorb certain pharmacologic agents into the surrounding erectile tissues. This results in enhanced blood flow to the penis. The Company believes that MUSE (alprostadil), introduced in the United States in 1997, is a leading treatment and has contributed to the increase in the number of men who seek and receive treatment for erectile dysfunction. The Company's transurethral system for erection is designed to overcome the limitations of other available therapies through its unique product attributes which include:

          Ease of Administration. The Company's transurethral system for erection is easy to use with minimal instruction, unlike needle injection therapy that requires precise injection into a corpus cavernosum.

          Minimally-invasive. The Company's transurethral system for erection utilizes urethral delivery, permitting topical application to the urethral lining.

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

THE TRANSURETHRAL SYSTEM FOR ERECTION

     Administration. Administration of the transurethral system for erection is an easy and painless procedure. The end of the applicator is less than half the diameter of a man's urine stream and is inserted approximately three centimeters into the urethra. To use the transurethral system for erection, a patient urinates, shakes the penis to remove excess urine, inserts the transurethral system for erection into the urethra, releases the medication and then massages the penis between the hands for 10 seconds to distribute the medication.

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

     Other Pharmacologic Agents. The Company is also engaged in the evaluation and development of additional pharmacologic agents to treat erectile dysfunction either alone or in combination with other agents. One such agent is prazosin, a generic alpha-receptor blocker. The Company expects to begin a Phase III multi-center trial in 1998 for its second product candidate, a combination of alprostadil and prazosin delivered via the Company's transurethral system for erection. The Company has several other product candidates in preclinical development.

THE VIVUS STRATEGY

     The Company's objective is to become the global leader in the development and commercialization of innovative therapies for erectile dysfunction. The Company is pursuing this objective with the following strategies:

          Focus on Clinical Development and Regulatory Review. The Company has sought and plans to continue to seek additional pharmacologic agents suitable for transurethral delivery for which significant safety data already exists. The Company believes that such agents may progress more rapidly through the clinical development and regulatory process than agents without preexisting safety data.

          Expand the Market. The Company is seeking to increase the number of men receiving treatment for erectile dysfunction by developing safe, effective, discreet, easy to use, minimally-invasive products and by heightening physician and consumer awareness of erectile dysfunction through education.

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

          Achieve Broad Distribution. The Company is initially marketing and selling its products through a direct sales force in the United States, and through distribution, co-promotion or license agreements with corporate partners in foreign markets. In May 1996, the Company completed an international marketing agreement with Astra AB (Astra) whereby Astra will purchase the Company's products for resale in Europe, South America, Central America, Australia and New Zealand. In January 1997, the Company signed an international marketing agreement with Janssen, a subsidiary of Johnson & Johnson, whereby Janssen will purchase the Company's products for resale in China, multiple Pacific Rim countries (excluding Japan), Canada, Mexico and South Africa. In October 1997, the Company signed an international marketing agreement, amending the earlier agreement with Janssen, that expanded Janssen's territories to include the Middle East, Russia, the Indian sub-continent, and Africa.

MANUFACTURING AND RAW MATERIALS

     The Company has limited experience in manufacturing and selling MUSE (alprostadil) in commercial quantities. Since the commercial launch of MUSE (alprostadil) in January 1997, the Company has experienced product shortages due to higher than expected demand and difficulties encountered in scaling up production of MUSE (alprostadil). The Company leased 90,000 square feet of space in New Jersey in which it has constructed additional manufacturing and testing facilities. The Company has filed for regulatory authorization of this facility with both the FDA and MCA. In March 1998, the MCA authorized the Company to begin commercial production and shipment of MUSE (alprostadil) from its new facility. In addition, the Company has negotiated a long-term lease for a site in Ireland for construction of a European manufacturing operation. Until the Company receives the required approvals for its new New Jersey facility, domestic and certain international markets will need to be supplied from its current facility at Paco. There can be no assurance that such approvals will be granted in a timely manner, if at all. If international sales increase as anticipated, product available for the domestic market will be reduced and gross margins will be adversely impacted. If the Company encounters further difficulties with its current manufacturing facility or delays in regulatory approvals of its new manufacturing facility, capacity constraints could continue for an extended period of time, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company obtains its supply of alprostadil from two sources. The first is Spolana Chemical Works a.s. in Neratovice, Czech Republic ("Spolana") pursuant to a supply agreement that was executed in May 1997. In January 1996, the Company entered into an alprostadil supply agreement with CHINOIN Pharmaceutical and Chemical Works Co., Ltd. ("Chinoin"). Chinoin is the Hungarian subsidiary of the French pharmaceutical company Sanofi Winthrop. Alprostadil, a generic drug, is extremely difficult to manufacture and is only available to the Company from a limited number of other suppliers, none of which currently produce it in commercial quantities. The Company is seeking additional sources of alprostadil. In addition, the Company relies on a single injection molding company, The Kipp Group ("Kipp"), for its supply of plastic applicator components. In turn, Kipp obtains its supply of resin, a key ingredient of the applicator, from a single source, Huntsman Corporation. The Company also relies on a single source, E-Beam Services, Inc. ("E-Beam"), for sterilization of its product. There can be no assurance that the Company will be able to identify and qualify additional sources of alprostadil and plastic components and an additional sterilization facility. The Company is required to receive FDA approval for suppliers. The FDA may require additional clinical trials or other studies prior to accepting a new supplier. Unless the Company secures and qualifies additional sources of alprostadil and plastic components and an additional sterilization facility, it will be entirely dependent upon the existing suppliers and E-Beam. If interruptions in these supplies or services were to occur for any reason, including a decision by existing suppliers and/or E-Beam to discontinue manufacturing or services, political unrest, labor disputes or a failure of existing suppliers and/or E-Beam to follow applicable regulations, the development and commercial marketing of MUSE (alprostadil) and other potential products could be delayed or prevented. An interruption in sterilization services or the Company's supply of alprostadil or plastic components would have a material adverse effect on the Company's business, financial condition and results of operations.

     The formulation, filling and packaging of MUSE (alprostadil) is performed at Paco at its facility in Lakewood, New Jersey. In April 1995, Paco was acquired by The West Company. In June 1995, the Company completed construction of its approximately 6,000 square feet of dedicated manufacturing and testing space within Paco's facility. This space is dedicated to manufacturing and testing activities for the Company. Until the Company further develops its in-house manufacturing capability, it will be substantially dependent upon Paco for the manufacture of its products. There can be no assurance that the Company's reliance on Paco will not result in problems with product supply. Interruptions in the availability of MUSE (alprostadil) and other potential products could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company obtains the necessary raw materials and components for the manufacture of MUSE (alprostadil), as well as certain services, such as testing and sterilization, from third parties. The Company currently contracts with suppliers and service providers, including foreign manufacturers, that are required to comply with strict standards established by the Company. Certain suppliers and service providers are required by the Federal Food, Drug, and Cosmetic Act, as amended, and by FDA regulations to follow cGMP requirements and are subject to routine periodic inspections by the FDA and certain state and foreign regulatory agencies for compliance with cGMP and other applicable regulations. Certain of the Company's suppliers were inspected for cGMP compliance as part of the approval process. However, upon routine re-inspection of these facilities, there can be no assurance that the FDA will find the manufacturing process or facilities to be in compliance with cGMP and other regulations. A routine re-inspection of Chinoin, one of the Company's two sources of alprostadil, resulted in the issuance of an FDA Form 483 which set forth areas where Chinoin was not in compliance with cGMP requirements. Failure to achieve satisfactory cGMP compliance as confirmed by routine inspections could have a material adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious case, result in the issuance of a regulatory Warning Letter or seizure or recall of products, injunction and/or civil fines.

     In connection with post-approval inspections of the Company's New Jersey manufacturing facility at Paco, the FDA issued the Company FDA Form 483s and a Warning Letter, which detailed specific areas where the FDA observed that the Company's operations were not in full compliance with some areas of cGMP requirements. On November 19, 1997, after taking corrective action and providing the FDA with a written response to the FDA observations, the Company received a letter from the FDA affirming that the Company's facility at Paco is in substantial compliance with cGMP requirements. Failure to maintain satisfactory cGMP compliance would have a material adverse effect on the Company's ability to continue to market and distribute its products and, in the most serious cases, could result in the issuance of additional Warning Letters, seizure or recall of products, civil fines or closure of the Company's manufacturing facility until cGMP compliance is achieved.

SALES AND MARKETING

     Before commercially launching its first product, MUSE (alprostadil), in January 1997, the Company had no experience in the sale, marketing and distribution of pharmaceutical products. The Company is marketing and selling its products through a direct sales force in the United States. VIVUS currently employs approximately 75 sales representatives who call upon urologists and other specialists. Effective February 1998, the Company entered into a Sales Force Services Agreement with Innovex Inc. ("Innovex"). Pursuant to the Sales Force Services Agreement, Innovex will provide approximately 200 additional contract sales representatives, the substantial majority of whom will be calling upon primary care physicians. Accordingly, the Company's ability to increase sales will be highly dependent upon the efforts of Innovex. There can be no assurance that Innovex's sales efforts will be successful or that primary care physicians will recommend the use of MUSE (alprostadil).

     Because of production capacity constraints experienced by VIVUS, the Company did not initiate significant MUSE advertising programs throughout 1997 and experienced declining demand for MUSE (alprostadil) in late 1997. In anticipation of receiving regulatory approvals of its new manufacturing facility and because of available inventories at the wholesale level, the Company launched its first domestic direct-to-consumer advertising campaign in January 1998. This campaign includes major television, newspaper and magazine placements. In February 1998, the FDA notified the Company that it objected to, among other things, the prominence and balance of side effect information relative to efficacy information in certain written materials and the Company's television advertisements. The Company is no longer utilizing the prior written materials and has modified its written materials in response to the FDA's comments. If the FDA does not believe the modified written materials respond to its concerns then further modifications would be required resulting in additional cost and delay prior to the Company resuming its written advertising. The Company has ceased running its television advertisements and requested a meeting with the FDA to discuss necessary changes to the Company's television advertisements. If the Company and the FDA cannot reach a prompt resolution regarding the necessary changes to the Company's television advertisements, this could result in additional cost and delay, and may prevent broadcast advertising on major networks. Cost and delay associated with the FDA's objections to the Company's direct-to-consumer advertising materials could have a negative effect upon the Company's domestic sales and marketing efforts. There can be no assurance that the Company's domestic sales and marketing efforts will be successful. In addition, there can be no assurance that the Company's capacity restraints will not prevent the Company from supplying any increased demand.

     The Company markets and sells its products in foreign markets through distribution, co-promotion or license agreements with corporate partners. To date, the Company has entered into international marketing agreements with Astra and Janssen. There can be no assurance that the Company will be able to successfully enter into additional agreements with corporate partners upon reasonable terms, if at all. To the extent that the Company enters into distribution, co-promotion or license agreements for the sale of its products, the Company will be dependent upon the efforts of third parties. There can be no assurance that such efforts will be successful.

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

     In May 1996, the Company entered into an international marketing agreement with Astra to purchase the Company's products for resale in Europe, South America, Central America, Australia and New Zealand. As consideration for execution of the marketing agreement, Astra paid the Company $10 million in June 1996. In September 1996, the Company received a $10 million milestone payment from Astra upon filing an application for marketing authorization for MUSE (alprostadil) in the United Kingdom, and, in December 1997, received a $2 million milestone payment upon receiving approval of this application by the MCA. The Company will be paid up to an additional $8 million in the event certain other milestones are achieved. However, there can be no assurance that such milestones will be achieved. As a result of this marketing agreement with Astra, the Company is dependent on Astra's efforts to market, distribute and sell the Company's products effectively in the above mentioned markets. There can be no assurance that such efforts will be successful.

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

     In January 1997, the Company signed an international marketing agreement with Janssen, a subsidiary of Johnson & Johnson. Janssen will purchase the Company's products for resale in China, multiple Pacific Rim countries (excluding Japan), Canada, Mexico and South Africa. As consideration for execution of the international marketing agreement, Janssen paid the Company $5 million. In October 1997, the Company signed an international marketing agreement, amending the earlier agreement with Janssen, that expanded Janssen's territories to include the Middle East, Russia, the Indian sub-continent, and Africa. As consideration for execution of the expanded international territory marketing agreement, Janssen paid the Company $2 million. The Company will receive additional payments in the event certain other milestones are achieved. However, there can be no assurance that such milestones will be achieved. As a result of this distribution agreement with Janssen, the Company is dependent on Janssen's efforts to distribute and sell the Company's products effectively in the above mentioned markets. There can be no assurance that such efforts will be successful.

CLINICAL STUDIES AND COMMERCIAL EXPERIENCE

     In mid-1995, the Company completed its Phase III Confirmatory studies for MUSE (alprostadil) that were used as a basis for the New Drug Application ("NDA") submitted to the FDA in March 1996. MUSE (alprostadil) was cleared for marketing by the FDA in November 1996. During in-clinic titration, 66 percent of patients treated with MUSE (alprostadil) achieved an erection judged to be sufficient for intercourse and tolerated the treatment. Of patients successfully titrated, successful intercourse was reported by 64.9 percent of participants using MUSE (alprostadil) versus 18.6 percent receiving placebo. Of all active doses administered, 50.2 percent resulted in intercourse, compared to 10.4 percent of placebo doses. No increased risk of serious adverse events due to MUSE (alprostadil) was found, and there were no reports of priapism (persistent abnormal erection) or penile scarring. Eighty-eight (88) percent of patient couples that commenced the Phase III Confirmation Study completed it. The most common side effect reported was transient penile pain and less than one percent of participants discontinued use due to discomfort. In patients who responded to treatment with MUSE (alprostadil), there was a statistically significant improvement in the patient's perception of his emotional well-being and in his relationship with his partner compared to patients treated with placebo. From the partner's perspective, there also was a statistically significant improvement in her relationship with the patient compared to partners in the placebo group. The Company has continued open label Extended Maintenance studies for those patients electing to continue treatment.

     During 1997, the first year of commercial use of MUSE (alprostadil), the incidence of adverse side effects was consistent with that experienced in clinical trials.

     The Company's ongoing clinical trials will evaluate the long-term safety of MUSE (alprostadil) for both the patient and his partner. Additional adverse side effects may arise during the course of ongoing clinical trials or during post-marketing surveilance. There can be no assurance that additional adverse side effects will not arise that result in the FDA requiring limitations on use or warnings that make the Company's products not commercially viable. Any additional adverse side effects could have a material adverse effect on the Company's business, financial condition and results of operations.

LICENSED PATENTS AND PROPRIETARY RIGHTS

     The Company's policy is to aggressively maintain its patent position and to enforce all of its intellectual property rights.

     The Company is the exclusive licensee of United States and Canadian patents originally filed in the name of Dr. Gene Voss. These patents claim methods of treating erectile dysfunction by the topical application of an ointment containing a vasodilator. There are also claims to methods of treatment involving the insertion of a catheter into the urethra to deliver vasodilators.

     The Company is the exclusive licensee of patents and patent applications filed in the name of Dr. Nils Kock in numerous countries. Five United States patent applications are pending, and patents have been issued in Australia, Canada, Japan, New Zealand, Sweden, South Africa and Europe (Austria, Belgium, Germany, France, Great Britain, Ireland, Italy, Luxembourg, Netherlands, Sweden, Greece and Spain). Patent applications are pending in Denmark and Finland. The European patents claim compositions for the treatment of erectile dysfunction through the urethra of certain active substances including alpha-receptor blockers, vasoactive polypeptides, prostaglandins or nitroglycerin dispersed in a hydrophilic vehicle. A competitor has filed a patent opposition against this patent with the European Patent Office. The Company is vigorously defending this patent, however, an adverse decision could affect the Company's ability, based on its patent rights, to prevent potential competition in Europe. Failure to defend its patent position could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is the exclusive assignee of two United States patents and divisional patent applications from Alza Corporation ("Alza"), covering inventions of Dr. Virgil Place made while he was an employee of Alza. The patents and patent applications describe dosage forms for administering a therapeutic agent to the urethra, methods for treating erectile dysfunction and specific drug formulations that can be delivered transurethrally for the treatment of erectile dysfunction. Five additional divisional or continuation applications claiming subject matter disclosed but not claimed in the issued patents or applications were filed in the United States on June 7, 1995; one of these was re-filed October 28, 1997. All patents in force on June 8, 1995, or that will issue on an application filed before June 8, 1995, will automatically have a term that is the greater of twenty years from effective filing date or seventeen years from the date of patent grant. Patent applications filed on or after June 8, 1995 will be granted for a term which begins on the date the patent issues and ends twenty years from the date on which the application was filed in the United States or, if the application claims priority to an early United States application, twenty years from the earliest effective United States filing date. Foreign patents have been issued in South Africa and Australia and foreign applications are pending in Canada, Finland, Ireland, Mexico, Portugal, New Zealand, Japan, South Korea, Norway and Europe (Austria, Belgium, Switzerland, Germany, Denmark, Spain, France, United Kingdom, Italy, Luxembourg, Netherlands, Sweden and Greece).

     The Company's license and assignment agreements for these patents and patent applications are royalty bearing and do not expire until the licensed patents expire. These license and assignment agreements provide that the Company may assume responsibility for the maintenance and prosecution of the patents and bring infringement actions.

     In addition, the Company filed fifteen patent applications in the United States, forty patent applications in foreign jurisdictions, and two Patent Cooperation Treaty applications in 1997. Several of these applications further address the prevention, treatment and diagnosis of erectile dysfunction, while others are directed to prevention and/or treatment of other types of sexual dysfunction, including premature ejaculation in men, and female sexual dysfunction, generally. Other applications focus on prevention and/or treatment of other conditions, including incontinence, prostate disorders such as benign prostatic hyperplasia ("BPH"), and vascular disorders including peripheral vascular disease ("PVD").

     The Company's success will depend in large part on the strength of its current and future patent position relating to the transurethral delivery of pharmacologic agents for the treatment of erectile dysfunction. The Company's patent position, like other pharmaceutical companies, is highly uncertain and involves complex legal and factual questions. Claims made under patent applications may be denied or significantly narrowed and the issued patents may not provide significant commercial protection to the Company. The Company could incur substantial costs in proceedings before the United States Patent and Trademark Office, including interference proceedings. These proceedings could also result in adverse decisions as to the priority of the Company's licensed or assigned inventions. There is no assurance that the Company's patents will not be successfully challenged or designed around by others.

     The Company is presently involved in an opposition proceeding that was instigated by the Pharmedic Company against a European patent that is exclusively licensed to VIVUS. As a result of the opposition proceeding, certain claims in the European patent were held to be unpatentable by the Opposition Division of the European Patent Office ("EPO"). These claims all related to pharmaceutical compositions that include prostaglandin E1. The patentability of all other claims in the patent was confirmed (i.e., claims directed to the use of active agents in the treatment of erectile dysfunction by administration via the urethra to the corpora cavernosa, and a pharmaceutical composition claim for prazosin). The Company appealed the EPO's decision with respect to the pharmaceutical composition claims that were held unpatentable. The Pharmedic Company appealed the EPO's decision with respect to the claims that were held patentable, but has since withdrawn. Despite the withdrawal of the Pharmedic Company from the appeal process, the Company has continued with its own appeal in an attempt to reinstate the composition claims. The EPO Appeals Board must make its own finding whether the claims that were deemed unpatentable by the Opposition Division are indeed patentable before it can reverse the Opposition Division's decision. There can be no assurance that the appeal will be successful or that further challenges to the Company's European patent will not occur should the Company try to enforce the patent in the various European courts.

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

     A former consultant to the Company had claimed that he was the inventor of certain technology disclosed in two of the Company's patents. The former consultant further claimed that the Company and certain of its officers and directors defrauded him by allegedly failing to inform him that it intended to use and patent this technology and by failing to compensate him for the technology in the manner allegedly promised. In May 1996, the Company filed a complaint for declaratory judgment against the former consultant in the United States District Court for the Northern District of California, which sought a declaration from the court that the former consultant was not an inventor of any of the technology. In September 1996, the consultant filed his counterclaim. In December 1997, the Company reached a settlement with the former consultant whereby the former consultant dismissed his claims against the Company and the Company's officers and directors involved in the lawsuit. In return, the Company paid the consultant $5.1 million. The Company recorded the settlement on its books in the fourth quarter of 1997 and paid the settlement on January 5, 1998.

     In addition to its patent portfolio, the Company also relies on trade secrets and other unpatented proprietary technology. No assurance can be given that the Company can meaningfully protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products and processes or otherwise gain access to the Company's proprietary technology. The Company seeks to protect its trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurance that the agreements will not be breached, that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. In addition, protracted and costly litigation may be necessary to enforce and determine the scope and validity of the Company's proprietary rights.

COMPETITION

     Competition in the pharmaceutical and medical products industries is intense and characterized by extensive research efforts and rapid technological progress. Certain treatments for erectile dysfunction exist, such as needle injection therapy, vacuum constriction devices, penile implants and oral medications, and the manufacturers of these products will continue to improve these therapies. In July 1995, the FDA approved the use of alprostadil in The Upjohn Company's needle injection therapy product for erectile dysfunction. Previously, Upjohn had obtained approval in a number of European countries. In June 1997, Schwartz Pharma announced the FDA approval of their needle injection treatment for erectile dysfunction. Additional competitive therapies include an oral medication by Pfizer Inc., for which they received regulatory approval in the United States in March 1998 and have filed for regulatory approvals in Europe. Commercial introduction of Pfizer Inc.'s oral medication could have a material adverse affect on the Company's business, financial condition and results of operations. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of erectile dysfunction. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than the Company. In addition, these companies have significantly greater experience than the Company in undertaking preclinical testing, human clinical trials and other regulatory approval procedures. There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research in the area of erectile dysfunction. For instance, Zonagen, Inc. and Pentech Pharmaceutical, Inc. have oral medications in Phase III clinical trials. These entities may also market commercial products either on their own or through collaborative efforts. For example, Zonagen, Inc. announced a worldwide marketing agreement with Schering-Plough in November 1997. The Company's competitors may develop technologies and products that are more effective than those currently marketed or being developed by the Company. Such developments would render the Company's products less competitive or possibly obsolete. The Company is also competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited experience.

GOVERNMENT REGULATION

     The production and marketing of the Company's proposed products and its research and development activities are subject to regulation for safety, effectiveness and quality by numerous governmental authorities in the United States and other countries. In the United States, drug products are subject to rigorous FDA regulation. The Federal Food, Drug, and Cosmetic Act, as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations, govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, advertising and promotion of the Company's products. Product development and approval within this regulatory framework takes a number of years to achieve and involves the expenditure of substantial resources.

     The steps required before a pharmaceutical agent may be marketed in the United States include (i) preclinical laboratory tests, in vivo preclinical studies and formulation studies, (ii) the submission to the FDA of an Investigational New Drug ("IND") application for human clinical testing, which must become effective before human clinical trials commence, (iii) adequate and well-controlled human clinical trials to establish the safety and effectiveness of the drug, (iv) the submission of an NDA to the FDA, and (v) the FDA clearance for marketing of the NDA prior to any commercial sale or shipment of the drug. In addition to obtaining FDA approval for each product, each domestic drug manufacturing establishment must be registered with, and approved by, the FDA. Domestic and foreign manufacturing establishments are subject to biennial inspections by the FDA and must comply with cGMPs for both drugs and devices. To supply products for use in the United States, foreign manufacturing establishments must comply with cGMPs and are subject to periodic inspection by the FDA or by corresponding regulatory agencies in such countries under reciprocal agreements with the FDA. The Company's contract manufacturing and new manufacturing sites, both located in New Jersey, must also be licensed by the State of New Jersey and must comply with New Jersey's regulatory requirements.

     Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as animal studies to assess the potential safety and effectiveness of the product. Compounds must be adequately manufactured and preclinical safety tests must be conducted by laboratories that comply with FDA requirements. The results of the preclinical tests are submitted to the FDA as part of an IND and are reviewed by the FDA prior to the commencement of human clinical trials. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

     Clinical trials involve the administration of the investigational new drug to patients, under the supervision of a qualified clinical investigator. Clinical trials are conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND. Further, each clinical study must be conducted under the auspices of an independent Institutional Review Board ("IRB"). The IRB will consider, among other things, ethical factors, the safety of human subjects and the possible liability of the institution.

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

     The results of the pharmaceutical development, preclinical studies and clinical studies are submitted to the FDA in the form of an NDA for approval of the marketing and commercial shipment of the drug. The Company submitted an NDA for MUSE (alprostadil) in March 1996, and the FDA approved the NDA in November 1996. Although MUSE (alprostadil) received FDA approval, the testing and approval process for the Company's other potential products will require substantial time and effort, and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may deny an NDA if applicable regulatory criteria are not satisfied, require additional testing or information, or require postmarketing testing and surveillance to monitor the safety of the Company's products if they do not view the NDA as containing adequate evidence of the safety and effectiveness of the drug. Notwithstanding the submission of such data, the FDA may ultimately decide that the application does not satisfy its regulatory criteria for approval. Moreover, if regulatory approval of a drug is granted, such approval may entail limitations on the indicated uses for which it may be marketed. In addition, after regulatory approval is obtained, the Company's products are subject to continual review. Manufacturing, labeling and promotional activities are continually regulated by the FDA, and the Company must also report certain adverse events involving its drugs to the FDA under regulations issued by the Agency. Previously unidentified adverse events or an increased frequency of adverse events that occur post-approval could result in labeling modifications of approved products, which could adversely effect future marketing of a drug. Finally, approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing.

     Among the conditions for an NDA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform to cGMPs. In complying with standards set forth in these regulations, manufacturers must continue to expend time, money and effort in the area of production and quality control to ensure full technical compliance.

     The Company and certain of its suppliers and service providers are subject to routine periodic inspections by the FDA and certain state and foreign regulatory agencies for compliance with cGMP and other applicable regulations. Certain of the Company's suppliers and service providers were inspected for cGMP compliance as part of the approval process. However, upon routine re-inspection of these facilities, there can be no assurance that the FDA will find the manufacturing process or facilities to be in compliance with cGMP and other regulations. A routine re-inspection of Chinoin, one of the Company's two sources of alprostadil, resulted in the issuance of an FDA Form 483 which set forth areas where Chinoin was not in compliance with cGMP requirements. Failure to achieve satisfactory cGMP compliance as confirmed by routine regulatory inspections could have a material adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the issuance of a regulatory Warning Letter or seizure or recall of products, injunction and/or civil fines.

     In connection with post-approval inspections of the Company's New Jersey manufacturing facility at Paco, the FDA issued the Company FDA Form 483s and a Warning Letter, which detailed specific areas where the FDA observed that the Company's operations were not in full compliance with some areas of cGMP requirements. On November 19, 1997, after taking corrective action and providing the FDA a written response to the FDA observations, the Company received a letter from the FDA affirming that the Company's facility at Paco is in substantial compliance with cGMP requirements. Failure to maintain satisfactory cGMP compliance could have a material adverse effect on the Company's ability to continue to market and distribute its products and, in the most serious cases, could result in the issuance of additional Warning Letters, seizure or recall of products, civil fines or closure of the Company's manufacturing facility until cGMP compliance is achieved.

     For clinical investigation and marketing in Europe, the Company is also subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely for European countries both within and outside the European Union ("EU"). The Company's approach to the European regulatory process involved the identification of respected clinical investigators in the member states of the EU and other

European countries to conduct clinical studies. The Company designed these studies to meet FDA, EU and other European countries' standards. Within the EU, while marketing authorizations must be supported by clinical trial data of a type and extent set out by EU directives and guidelines, the approval process for the commencement of clinical trials is just beginning to be harmonized by EU law, and still varies from country to country. The system for obtaining marketing authorizations within the EU changed on January 1, 1995. The new EU registration system is a dual one in which certain products, such as biotechnology and high-technology products and those containing new active substances, have access to a central regulatory system that provides registration throughout the entire EU. Other products will be registered by national authorities in individual EU member states, operating on a principle of mutual recognition. As far as possible, the Company's studies were designed to develop a regulatory package sufficient for multi-country approval in the European markets without the need to duplicate studies for individual country approvals. In November 1997, the Company obtained regulatory marketing clearance by the MCA to market MUSE (alprostadil) in the United Kingdom. In addition, applications for regulatory approval to market MUSE (alprostadil) have been submitted in several other European countries, including Sweden, Norway and Switzerland. These applications will be subject to rigorous approval processes, and there can be no assurance such approval will be granted in a timely manner, if at all.

     Outside the United States and Europe, the Company's ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authority. Applications for regulatory approval have been filed in several other countries, including China, Australia, Canada and Mexico. These foreign regulatory approval processes include all of the risks associated with FDA approval previously discussed.

EMPLOYEES

     As of February 27, 1998 the Company employed 233 persons, of whom four are part-time. Of these employees, 62 are in manufacturing, 16 are in clinical and regulatory affairs, 10 are in research and development, 29 are in quality assurance, 90 are in sales and marketing, one is in corporate development and 25 are in finance and administration. None of the Company's current employees are represented by a labor union or are the subject of a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

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

                                  RISK FACTORS

LIMITED MANUFACTURING EXPERIENCE; CAPACITY CONSTRAINTS

     The Company has limited experience in manufacturing MUSE (alprostadil) in commercial quantities. Since the commercial launch of MUSE (alprostadil) in January 1997, the Company has experienced product shortages due to higher than expected demand and difficulties encountered in scaling up production of MUSE (alprostadil). The Company leased 90,000 square feet of space in New Jersey in which it has constructed additional manufacturing and testing facilities. The Company has filed for regulatory authorization of this facility with both the FDA and MCA. In March 1998, the MCA authorized the Company to begin commercial production and shipment of MUSE (alprostadil) from its new facility. Before the new facility in New Jersey can produce commercial product for the United States and certain other markets, the Company must obtain FDA approval. There is no assurance FDA approval will be completed and obtained in a timely manner, if at all. Until the Company receives the required approvals for its new New Jersey facility, domestic and certain international markets will need to be supplied from its current facility at Paco Pharmaceutical Services, Inc. ("Paco"). If international sales increase as anticipated, product available for the domestic market will be reduced and gross margins will be adversely impacted. If the Company encounters further difficulties with its current manufacturing facility or delays in regulatory approval of its new manufacturing facility, capacity constraints could continue for an extended period of time. Such extended capacity constraints could strain relationships with distribution partners due to the need to allocate product between domestic and international markets, and possibly cause patients to seek alternative therapies. Such events could have a material adverse effect on the Company's business, financial condition and results of operations. The Company anticipates an operating loss in the first quarter of 1998 primarily due to the impact of the continued capacity constraints, allocation of product to international markets which results in a lower gross margin, higher costs of goods sold as the Company ramps up its new manufacturing facility, and higher marketing and sales costs related to the Company's direct to consumer marketing campaign.

     The formulation, filling and packaging of MUSE (alprostadil) is performed at Paco, a wholly owned subsidiary of The West Company, at its facility in Lakewood, New Jersey. In June 1995, the Company completed construction of its approximately 6,000 square feet of dedicated manufacturing and testing space within Paco's facility. Due to higher than expected demand, the Company has leased two adjacent buildings in New Jersey, totalling 90,000 square feet, in which it has constructed additional manufacturing and testing facilities. Until the Company further develops its in-house manufacturing capability, it will be substantially dependent upon Paco for the manufacture of its products. There can be no assurance that the Company's reliance on Paco for the manufacture of its products will not result in problems with product supply, and there can be no assurance that the Company will receive FDA approval for or be able to ramp-up its second manufacturing facility in a timely manner, if at all. Interruptions in the availability of products could delay or prevent the further development and commercial marketing of MUSE (alprostadil) and other potential products and would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company and certain of its suppliers and service providers are subject to routine periodic inspections by the FDA and certain state and foreign regulatory agencies for compliance with cGMP and other applicable regulations. Certain of the Company's suppliers were inspected for compliance with cGMP requirements as part of the approval process. However, upon routine re-inspection of these facilities, there can be no assurance that the FDA will find the manufacturing process or facilities to be in compliance with cGMP and other regulations. A routine re-inspection of Chinoin, one of the Company's two sources of alprostadil, resulted in the issuance of an FDA Form 483 which set forth areas where Chinoin was not in compliance with cGMP requirements. Failure to achieve satisfactory cGMP compliance as confirmed by routine regulatory inspections would have a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the issuance of a regulatory warning letter or seizure or recall of products, injunction and/or civil fines.

     In connection with post-approval inspections of the Company's New Jersey manufacturing facility at Paco, the FDA issued the Company FDA Form 483s and a Warning Letter, which detailed specific areas where the FDA observed that the Company's operations were not in full compliance with some areas of cGMP requirements. On November 19, 1997, after taking corrective action and providing the FDA a written response to the FDA observations, the Company received a letter from the FDA affirming that the Company's facility at Paco is in substantial compliance with cGMP requirements. Failure to maintain satisfactory cGMP compliance could have a material adverse effect on the Company's ability to continue to market and distribute its products and, in the most serious cases, could result in the issuance of additional Warning Letters, seizure or recall of products, civil fines or closure of the Company's manufacturing facility until cGMP compliance is achieved.

LIMITED SALES AND MARKETING EXPERIENCE; DEPENDENCE ON THIRD PARTIES

     Before commercially launching its first product, MUSE (alprostadil), in January 1997, the Company had no experience in the sale, marketing and distribution of pharmaceutical products. The Company is marketing and selling its products initially through a direct sales force in the United States. VIVUS currently employs approximately 75 sales representatives who call upon urologists and other specialists. Effective February 1998, the Company entered into a Sales Force Services Agreement with Innovex Inc. ("Innovex"). Pursuant to the Sales Force Services Agreement, Innovex will provide approximately 200 additional contract sales representatives, the substantial majority of whom will be calling upon primary care physicians. Accordingly, the Company's ability to increase sales will be highly dependent upon the efforts of Innovex. There can be no assurance that Innovex's sales efforts will be successful or that primary care physicians will recommend the use of MUSE (alprostadil).

     Because of production capacity constraints experienced by VIVUS, the Company did not initiate significant MUSE (alprostadil) advertising programs throughout 1997 and experienced declining demand for MUSE (alprostadil) in late 1997. In anticipation of receiving regulatory approvals of its new manufacturing facility and because of available inventories at the wholesale level, the Company launched its first domestic direct-to-consumer advertising campaign in January 1998. This campaign includes major television, newspaper and magazine placements. In February 1998, the FDA notified the Company that it objected to, among other things, the prominence and balance of side effect information relative to efficacy information in certain written materials and the Company's television advertisements. The Company is no longer utilizing the prior written materials and has modified its written materials in response to the FDA's comments. If the FDA does not believe the modified written materials respond to its concerns then further modifications would be required resulting in additional cost and delay prior to the Company resuming its written advertising. The Company has ceased running its television advertisements and requested a meeting with the FDA to discuss necessary changes to the Company's television advertisements. If the Company and the FDA cannot reach a prompt resolution regarding the necessary changes to the Company's television advertisements, this could result in additional cost and delay, and may prevent broadcast advertising on major networks. Cost and delay associated with the FDA's objections to the Company's direct-to-consumer advertising materials could have a negative effect upon the Company's domestic sales and marketing efforts. There can be no assurance that the Company's domestic sales and marketing efforts will be successful at increasing the demand for MUSE (alprostadil). In addition, there can be no assurance that the Company's capacity restraints will not prevent the Company from supplying any increased demand.

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

     In May 1996, the Company entered into an international marketing agreement with Astra to purchase the Company's products for resale in Europe, South America, Central America, Australia and New Zealand. As consideration for execution of the international marketing agreement, Astra paid the Company $10 million in June 1996. In September 1996, the Company received a $10 million milestone payment from Astra upon filing an application for marketing authorization for MUSE (alprostadil) in the United Kingdom, and, in December 1997, received a $2 million milestone payment upon receiving approval of this application by the MCA. The Company will be paid up to an additional $8 million in the event certain other milestones are achieved. However, there can be no assurance that such milestones will be achieved. The marketing agreement does not have minimum purchase commitments, and Astra may take up to twelve months to introduce a product in a given country following regulatory approval in such country. As a result of this marketing agreement with Astra, the Company is dependent on Astra's efforts to market, distribute and sell the Company's products effectively in the above mentioned markets. There can be no assurance that such efforts will be successful.

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

     In January 1997, the Company signed an international marketing agreement with Janssen, a subsidiary of Johnson & Johnson. Janssen will purchase the Company's products for resale in China, multiple Pacific Rim countries (excluding Japan), Canada, Mexico and South Africa. As consideration for execution of the international marketing agreement, Janssen paid the Company $5 million. In October 1997, the Company signed an international marketing agreement, amending the earlier agreement with Janssen, that expanded Janssen's territories to include the Middle East, Russia, the Indian sub-continent, and Africa. As consideration for execution of the expanded international territory marketing agreement, Janssen paid the Company $2 million. The Company will receive additional payments in the event certain other milestones are achieved. However, there can be no assurance that such milestones will be achieved. As a result of this distribution agreement with Janssen, the Company is dependent on Janssen's efforts to distribute and sell the Company's products effectively in the above mentioned markets. There can be no assurance that such efforts will be successful.

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

INTENSE COMPETITION

     Competition in the pharmaceutical and medical products industries is intense and is characterized by extensive research efforts and rapid technological progress. Certain treatments for erectile dysfunction exist, such as needle injection therapy, vacuum constriction devices, penile implants and oral medications, and the manufacturers of these products will continue to improve these therapies. In July 1995, the FDA approved the use of alprostadil in The Upjohn Company's needle injection therapy product for erectile dysfunction. Previously, Upjohn had obtained approval in a number of European countries. In June 1997, Schwartz Pharma announced the FDA approval of their needle injection treatment for erectile dysfunction. Additional competitive therapies include an oral medication by Pfizer Inc., for which they received regulatory approval in the United States in March 1998 and have filed for regulatory approval in Europe. Commercial introduction of Pfizer Inc.'s oral medication could have a material adverse affect on the Company's business, financial condition and results of operations. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of erectile dysfunction. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than the Company. In addition, these companies have significantly greater experience than the Company in undertaking preclinical testing, human clinical trials and other regulatory approval procedures. There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research in the area of erectile dysfunction. For instance, Zonagen, Inc. and Pentech Pharmaceutical, Inc. have oral medications in Phase III clinical trials. These entities may market commercial products either on their own or through collaborative efforts. For example, Zonagen, Inc. announced a worldwide marketing agreement with Schering-Plough in November 1997. The Company's competitors may develop technologies and products that are more effective than those currently marketed or being developed by the Company. Such developments would render the Company's products less competitive or possibly obsolete. The Company is also competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited experience.

DEPENDENCE ON THE COMPANY'S TRANSURETHRAL SYSTEM FOR ERECTION

     The Company currently relies upon a single therapeutic approach to treat erectile dysfunction, its transurethral system for erection. Certain side effects have been found to occur with the use of MUSE (alprostadil). Mild to moderate transient penile/perineal pain was experienced by 21 percent to 42 percent of patients (depending on dosage) treated with MUSE (alprostadil) in the Company's Phase II/III Dose Ranging study. Moderate to severe decreases in blood pressure were experienced by 1 percent to 4 percent of patients (depending on dosage) treated with MUSE (alprostadil) in such study, and rarely (0.4 percent) patients experienced syncope (fainting). During 1997, the first year of commercial use of MUSE (alprostadil), the incidence of adverse side effects was consistent with that experienced in clinical trials.

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

GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS

     The Company's research, preclinical development, clinical trials, manufacturing and marketing of its products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Clinical trials, manufacturing and marketing of the Company's products will be subject to the rigorous testing and approval processes of the FDA and equivalent foreign regulatory agencies. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The Company completed pivotal clinical trials in 1995 and submitted an NDA for its first product, MUSE (alprostadil), to the FDA in March 1996. In November 1996, the Company received final marketing clearance from the FDA for MUSE (alprostadil). In November 1997, the Company obtained regulatory marketing clearance by the MCA to market MUSE (alprostadil) in the United Kingdom.

     After regulatory approval is obtained, the Company's products are subject to continual review. Manufacturing, labeling and promotional activities are continually regulated by the FDA, and the Company must also report certain adverse events involving its drugs to the Agency under regulations issued by the FDA. Additionally, previously unidentified adverse events or an increased frequency of adverse events that occur post-approval could result in labeling modifications of approved products, which could adversely effect future marketing of a drug. Finally, approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has submitted applications for approval of MUSE (alprostadil) in several other countries, including China, Australia, Canada and Mexico. These applications will be subject to rigorous approval processes. There can be no assurance that approval in these or other countries will be granted on a timely basis, if at all, or if granted, that such approval will not contain significant limitations in the form of warnings, precautions or contraindications with respect to condition of use. Any delay in obtaining, or failure to obtain such approval would adversely affect the Company's ability to generate product revenue.

     The Company's clinical trials for future products will generate safety data as well as efficacy data and will require substantial time and significant funding. There is no assurance that clinical trials related to future products will be completed successfully within any specified time period, if at all. Furthermore, the FDA may suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks. There can be no assurance that FDA or other regulatory approvals for any products developed by the Company will be granted on a timely basis, if at all, or if granted, that such approval will not contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. Any delay in obtaining, or failure to obtain, such approvals would adversely affect the Company's ability to generate product revenue. Failure to comply with the applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, the marketing and manufacturing of pharmaceutical products are subject to continuing FDA review, and later discovery of previously unknown problems with a product, manufacturer or facility may result in the FDA requiring further clinical research or restrictions on the product or the manufacturer, including withdrawal of the product from the market. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company obtains the necessary raw materials and components for the manufacture of MUSE (alprostadil) as well as certain services, such as testing and sterilization, from third parties. The Company currently contracts with suppliers and service providers, including foreign manufacturers, that are required to comply with strict standards established by the Company. Certain suppliers and service providers are required by the Federal Food, Drug, and Cosmetic Act, as amended, and by FDA regulations to follow cGMP requirements and are subject to routine periodic inspections by the FDA and certain state and foreign regulatory agencies for compliance with cGMP and other applicable regulations. Certain of the Company's suppliers were inspected for cGMP compliance as part of the approval process. However, upon routine re-inspection of these facilities, there can be no assurance that the FDA will find the manufacturing process or facilities to be in compliance with cGMP and other regulations. A routine re-inspection of Chinoin, one of the Company's two sources of alprostadil, resulted in the issuance of an FDA Form 483 which set forth areas where Chinoin was not in compliance with cGMP requirements. Failure to achieve satisfactory cGMP compliance as confirmed by routine inspections could have a material adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious case, result in the issuance of a regulatory Warning Letter or seizure or recall of products, injunction and/or civil fines.

     In connection with post-approval inspections of the Company's New Jersey manufacturing facility at Paco, the FDA issued the Company FDA Form 483s and a Warning Letter, which detailed specific areas where the FDA observed that the Company's operations were not in full compliance with some areas of cGMP requirements. On November 19, 1997, after taking corrective action and providing the FDA a written response to the FDA observations, the Company received a letter from the FDA affirming that the Company's facility at Paco is in substantial compliance with cGMP requirements. Failure to maintain satisfactory cGMP compliance could have a material adverse effect on the Company's ability to continue to market and distribute its products and, in the most serious cases, could result in the issuance of additional Warning Letters, seizure or recall of products, civil fines or closure of the Company's manufacturing facility until cGMP compliance is achieved.

PROPRIETARY RIGHTS AND RISK OF PATENT LITIGATION

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

     The Company is presently involved in an opposition proceeding that was instigated by the Pharmedic Company against a European patent that is exclusively licensed to VIVUS. As a result of the opposition proceeding, certain claims in the European patent were held to be unpatentable by the Opposition Division of the European Patent Office ("EPO"). These claims all related to pharmaceutical compositions that include prostaglandin E1. The patentability of all other claims in the patent was confirmed (i.e., claims directed to the use of active agents in the treatment of erectile dysfunction by administration via the urethra to the corpora cavernosa, and a pharmaceutical composition claim for prazosin). The Company appealed the EPO's decision with respect to the pharmaceutical composition claims that were held unpatentable. The Pharmedic Company appealed the EPO's decision with respect to the claims that were held patentable, but has since withdrawn. Despite the withdrawal of the Pharmedic Company from the appeal process, the Company has continued with its own appeal in an attempt to reinstate the composition claims. The EPO Appeals Board must make its own finding whether the claims that were deemed unpatentable by the Opposition Division are indeed patentable before it can reverse the Opposition Division's decision. There can be no assurance that the appeal will be successful or that further challenges to the Company's European patent will not occur should the Company try to enforce the patent in the various European courts.

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

     A former consultant to the Company had claimed that he was the inventor of certain technology disclosed in two of the Company's patents. The former consultant further claimed that the Company and certain of its officers and directors defrauded him by allegedly failing to inform him that it intended to use and patent this technology and by failing to compensate him for the technology in the manner allegedly promised. In May 1996, the Company filed a complaint for declaratory judgment against the former consultant in the United States District Court for the Northern District of California, which sought a declaration from the court that the former consultant was not an inventor of any of the technology. In September 1996, the consultant filed his counterclaim. In December 1997, the Company reached a settlement with the former consultant whereby the former consultant dismissed his claims against the Company and the Company's officers and directors involved in the lawsuit. In return, the Company paid the consultant $5.1 million. The Company recorded the settlement on its books in the fourth quarter of 1997 and paid the settlement on January 5, 1998.

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

DEPENDENCE ON DUAL AND SINGLE SOURCE OF SUPPLY

     The Company obtains its supply of alprostadil from two sources. The first is Spolana Chemical Works a.s. in Neratovice, Czech Republic ("Spolana") pursuant to a supply agreement that was executed in May 1997. In January 1996, the Company entered into an alprostadil supply agreement with CHINOIN Pharmaceutical and Chemical Works Co., Ltd. ("Chinoin"). Chinoin is the Hungarian subsidiary of the French pharmaceutical company Sanofi Winthrop. Alprostadil, a generic drug, is extremely difficult to manufacture and is only available to the Company from a limited number of other suppliers, none of which currently produce it in commercial quantities. The Company is seeking additional sources of alprostadil. In addition, the Company relies on a single injection molding company, The Kipp Group ("Kipp"), for its supply of plastic applicator components. In turn, Kipp obtains its supply of resin, a key ingredient of the applicator, from a single source, Huntsman Corporation. The Company also relies on a single source, E-Beam Services, Inc. ("E-Beam"), for sterilization of its product. There can be no assurance that the Company will be able to identify and qualify additional sources of alprostadil and plastic components and an additional sterilization facility. The Company is required to receive FDA approval for suppliers. The FDA may require additional clinical trials or other studies prior to accepting a new supplier. Unless the Company secures and qualifies additional sources of alprostadil and plastic components and an additional sterilization facility, it will be entirely dependent upon the existing suppliers and E-Beam. If interruptions in these supplies or services were to occur for any reason, including a decision by existing suppliers and/or E-Beam to discontinue manufacturing or services, political unrest, labor disputes or a failure of the existing suppliers and/or E-Beam to follow regulatory guidelines, the development and commercial marketing of MUSE (alprostadil) and other potential products could be delayed or prevented. An interruption in sterilization services or the Company's supply of alprostadil or plastic components would have a material adverse effect on the Company's business, financial condition and results of operations.

HISTORY OF LOSSES AND LIMITED OPERATING HISTORY

     The Company has generated a cumulative net loss of $29.5 million for the period from its inception through December 31, 1997. To sustain profitability, the Company must successfully manufacture and market MUSE (alprostadil). The Company is subject to a number of risks including its ability to scale-up manufacturing capabilities and secure adequate supplies of raw materials, its ability to successfully market, distribute and sell its product, its reliance on a single therapeutic approach to erectile dysfunction and intense competition. There can be no assurance that the Company will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of the Company's future success. The Company anticipates an operating loss in the first quarter of 1998 primarily due to the impact of the continued capacity constraints, allocation of product to international markets which results in a lower gross margin, higher cost of goods sold as the Company ramps up its new manufacturing facility, and higher marketing and sales costs related to the Company's direct to consumer marketing campaign.

     The Company began generating revenues from product sales in January 1997. The Company has limited experience in manufacturing and selling MUSE (alprostadil) in commercial quantities. Until the Company receives FDA approval for its New New Jersey manufacturing facility, domestic and certain international markets will need to be supplied from its current facility at Paco. There can be no assurance such approval will be granted in a timely manner, if at all. If international sales increase as anticipated, product available for the domestic market will be reduced and gross margins will be adversely impacted. If the Company encounters further difficulties with its current manufacturing facility or delays in regulatory approval of its new manufacturing facility, capacity constraints could continue for an extended period of time. Such extended capacity constraints could strain relationships with distribution partners due to the need to allocate product between domestic and international markets, and possibly cause patients to seek alternative therapies. Such events could have a material adverse effect on the Company's business, financial condition and results of operations. Whether the Company can successfully manage the transition to a large scale commercial enterprise will depend upon successful further development of its manufacturing capability and its distribution network and attainment of foreign regulatory approvals for MUSE (alprostadil). Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition and results of operations.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

     The Company expects to incur substantial additional costs, including expenses related to building its marketing and sales organization, ramping up its second manufacturing plant in the United States, building another manufacturing plant in Ireland, new product preclinical and clinical costs, ongoing research and development activities, and general corporate purposes. The Company anticipates that its existing capital resources will be sufficient to support the Company's operations through commercial introduction of MUSE (alprostadil) internationally but may not be sufficient for the introduction of any additional future products. Accordingly, the Company anticipates that it may be required to issue additional equity or debt securities and may use other financing sources including, but not limited to, corporate alliances and lease financing to fund the future development and possible commercial launch of its future products. The sale of additional equity securities would result in additional dilution to the Company's stockholders. There can be no assurance that additional funds will be available on terms satisfactory to the Company, if at all. Failure to obtain adequate funding could cause a delay or cessation of the Company's product development and marketing efforts and would have a material adverse effect upon the Company's business, financial condition and results of operations. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the level of resources that the Company devotes to sales and marketing capabilities; (ii) the level of resources that the Company devotes to expanding manufacturing capacity;
(iii) the activities of competitors; (iv) the progress of the Company's research and development programs; (v) the timing and results of preclinical testing and clinical trials; (vi) technological advances; and (vii) operating results.

DEPENDENCE ON KEY PERSONNEL

     The Company's progress to date has been highly dependent upon the skills of a limited number of key management personnel. To reach its future business objectives, the Company will need to hire and retain numerous qualified personnel in the areas of sales, manufacturing, clinical trial management and preclinical testing. There can be no assurance that the Company will be able to hire and retain such personnel, as the Company must compete with other companies, academic institutions, government entities and other agencies. The loss of any of the Company's key personnel or the failure to attract or retain necessary new employees could have an adverse effect on the Company's research, product development and business operations.

RISKS RELATING TO INTERNATIONAL OPERATIONS

     As the Company receives necessary foreign regulatory approvals, the Company will market its products internationally. Changes in overseas economic and political conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could have a material adverse effect on the Company's business, financial condition and results of operations. The anticipated international nature of the Company's business is also expected to subject it and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or the Company's products are sold. The regulation of drug therapies in a number of such jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE

     The commercial launch of MUSE (alprostadil) exposes the Company to a significant risk of product liability claims due to its availability to a large population of patients. In addition, pharmaceutical products are subject to heightened risk for product liability claims due to inherent side effects. The Company details potential side effects in the patient package insert and the physician package insert, both of which are included with MUSE (alprostadil), and the Company maintains product liability insurance coverage. However, the Company's product liability coverage is limited and may not be adequate to cover potential product liability exposure. Product liability insurance is expensive, difficult to maintain and current or increased coverage may not be available on acceptable terms, if at all. Product liability claims brought against the Company in excess of its insurance coverage, if any, could have a material adverse effect upon the Company's business, financial condition and results of operations.

UNCERTAINTY OF PHARMACEUTICAL PRICING AND REIMBURSEMENT

     In the United States and elsewhere, sales of pharmaceutical products currently are dependent, in part, on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. While more than 70 percent of prescriptions for MUSE (alprostadil) were reimbursed by third party payors in 1997, there can be no assurance that the Company's products will be considered cost effective and that reimbursement to the consumer will continue to be available or sufficient to allow the Company to sell its products on a competitive basis.

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

POTENTIAL VOLATILITY OF STOCK PRICE

     The stock market has recently experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market price of the Company's Common Stock has been highly volatile and is likely to continue to be so. Factors such as variations in the Company's financial results, comments by security analysts, the Company's ability to scale up its manufacturing capability to commercial levels, adverse regulatory actions or decisions, the Company's ability to increase demand for its product in the United States, the Company's ability to successfully sell its product in the United States and internationally, any loss of key management, the results of the Company's clinical trials or those of its competition, announcements of technological innovations or new products by the Company or its competition, changing governmental regulations, patents or other proprietary rights, product or patent litigation or public concern as to the safety of products developed by the Company, may have a significant effect on the market price of the Company's Common Stock.

ANTI-TAKEOVER EFFECT OF PREFERRED SHARES RIGHTS PLAN AND CERTAIN CHARTER AND BYLAW PROVISIONS

     In February 1996, the Company's Board of Directors authorized its reincorporation in the State of Delaware (the "Reincorporation") and adopted a Preferred Shares Rights Plan. The Company's reincorporation into the State of Delaware was approved by its stockholders and effective in May 1996. The Preferred Shares Rights Plan provides for a dividend distribution of one Preferred Shares Purchase Right (a "Right") on each outstanding share of the Company's Common Stock. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 20 percent or more of the Company's Common Stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20 percent or more of the Company's Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 20 percent or more of the Company's Common Stock.

     The Preferred Shares Rights Plan and certain provisions of the Company's Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. The Company's Certificate of Incorporation allows the Company to issue Preferred Stock without any vote or further action by the stockholders, and certain provisions of the Company's Certificate of Incorporation and Bylaws eliminate the right of stockholders to act by written consent without a meeting, specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings, and eliminate cumulative voting in the election of directors. Certain provisions of Delaware law could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The Preferred Shares Rights Plan, the possible issuance of Preferred Stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of the Company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company's Common Stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company's Common Stock.

ITEM 2. PROPERTIES

     The Company currently occupies approximately 53,000 square feet of space in Mountain View, California under a fifteen year non-cancelable operating lease which expires in 2012. The Company's facility serves as the principal site for administration, clinical trial management, regulatory affairs and monitoring of product production and quality control, as well as its research and development lab.

     In June 1995, the Company completed constructing and equipping to its specifications approximately 6,000 square feet of manufacturing and testing space within Paco's facility in Lakewood, New Jersey. In January and February 1997, the Company executed a five year lease for two buildings in New Jersey totalling 90,000 square feet in which it has constructed additional manufacturing and testing facilities.

ITEM 3. LEGAL PROCEEDINGS

     On February 18, 1998 a purported shareholder class action entitled Crain, et al. v. Vivus, Inc., et al., was filed in Superior Court of the State of California for the County of San Mateo. Two identical complaints were subsequently filed in the same court. The complaints were filed on behalf of a purported class of persons who purchased stock between May 15 and December 9, 1997. The complaints allege that the Company and certain current and former officers or directors artificially inflated the Company's stock price by issuing false and misleading statements concerning the Company's prospects and by issuing false financial statements. The complaints do not specify the damages resulting from the alleged conduct. On March 20, 1998, the Company learned that a federal class action had been filed against the Company and certain current and former officers and directors in the United States District Court for the Northern District of California. The federal complaint asserts the same factual allegations, but asserts legal claims under the Federal Securities Laws. The Company believes the complaints lack merit and the Company will vigorously defend itself in the pending actions.

     A former consultant to the Company had claimed that he was the inventor of certain technology disclosed in two of the Company's patents. The former consultant further claimed that the Company and certain of its officers and directors defrauded him by allegedly failing to inform him that it intended to use and patent this technology and by failing to compensate him for the technology in the manner allegedly promised. In May 1996, the Company filed a complaint for declaratory judgment against the former consultant in the United States District Court for the Northern District of California, which sought a declaration from the court that the former consultant was not an inventor of any of the technology. In September 1996, the consultant filed his counterclaim. In December 1997, the Company reached a settlement with the former consultant whereby the former consultant dismissed his claims against the Company and the Company's officers and directors involved in the lawsuit. In return, the Company paid the consultant $5.1 million. The Company recorded the settlement on its books in the fourth quarter of 1997 and paid the settlement on January 5, 1998.

     In the normal course of business, the Company receives and makes inquiries regarding patent infringement and other legal matters. The Company believes that it has meritorious claims and defenses and intends to pursue any such matters vigorously. The Company is not aware of any asserted or unasserted claims against it where the resolution would have an adverse material impact on the operations or financial position of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades publicly on The Nasdaq Stock Market under the symbol "VVUS". The following table sets forth for the periods indicated the quarterly high and low closing sales prices of the Common Stock on The Nasdaq Stock Market.

                                                  THREE MONTHS ENDED
                                    -----------------------------------------------
                                    MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                    --------   -------   ------------   -----------
1997
High..............................   $39.06    $25.88       $38.13        $40.56
Low...............................    18.75     15.31        22.81          9.94

1996*
High..............................   $15.63    $16.38       $20.38        $19.00
Low...............................    11.88     13.00        14.44         14.50

---------------
* Adjusted to reflect the Company's two-for-one stock split reflected on the Nasdaq Stock Market on June 24, 1997.

     As of February 27, 1998, there were no outstanding shares of Preferred Stock and 659 holders of record of 31,721,292 shares of outstanding Common Stock. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

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

     3. EXHIBITS

          NUMBER
          ------
             ##3.2     Amended and Restated Certificate of Incorporation of the
                       Company
           ****3.3     Bylaws of the Registrant, as amended
            ###3.4     Certificate of Designations of Rights, Preferences and
                       Privileges of Series A Participating Preferred Stock
             ##4.1     Specimen Common Stock Certificate of the Registrant
              *4.2     Registration Rights, as amended
              *4.4     Form of Preferred Stock Purchase Warrant issued by the
                       Registrant to Invemed Associates, Inc., Frazier Investment
                       Securities, L.P., and Cristina H. Kepner
            ###4.5     Second Amended and Restated Preferred Shares Rights
                       Agreement, dated as of April 15, 1997 by and between the
                       Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights
                       Certificate and the Summary of Rights attached thereto as
                       Exhibits A, B, and C, respectively
            *+10.1     Assignment Agreement by and between Alza Corporation and the
                       Registrant dated December 31, 1993
            *+10.2     Memorandum of Understanding by and between Ortho
                       Pharmaceutical Corporation and the Registrant dated February
                       25, 1992
             *10.3     Assignment Agreement by and between Ortho Pharmaceutical
                       Corporation and the Registrant dated June 9, 1992

          NUMBER
          ------
            *+10.4     License Agreement by and between Gene A. Voss, M.D., Allen
                       C. Eichler, M.D., and the Registrant dated Decmeber 28, 1992
            *+10.5A    License Agreement by and between Ortho Pharmaceutical
                       Corporation and Kjell Holmquist AB dated June 23, 1989
            *+10.5B    Amendment by and between Kjell Holmquist AB and the
                       Registrant dated July 3, 1992
             *10.5C    Amendment by and between Kjell Holmquist AB and the
                       Registrant dated April 22, 1992
            *+10.5D    Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992
            *+10.6A    License Agreement by and between Amsu, Ltd., and Ortho
                       Pharmaceutical Corporation dated June 23, 1989
            *+10.6B    Amendment by and between Amsu, Ltd., and the Registrant
                       dated July 3, 1992
             *10.6C    Amendment by and between Amsu, Ltd., and the Registrant
                       dated April 22, 1992
            *+10.6D    Stock Purchase Agreement by and between Amsu, Ltd., and the
                       Registrant dated July 10, 1992
             *10.7     Supply Agreement by and between Paco Pharmaceutical
                       Services, Inc., and the Registrant dated November 10, 1993
             *10.10    Lease by and between McCandless-Triad and the Registrant
                       dated November 23, 1992, as amended
          ****10.11    Form of Indemnification Agreements by and among the
                       Registrant and the Directors and Officers of the Registrant
            **10.12    1991 Incentive Stock Plan and Form of Agreement, as amended
             *10.13    1994 Director Option Plan and Form of Agreement
             *10.14    Form of 1994 Employee Stock Purchase Plan and Form of
                       Subscription Agreement
             *10.17    Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay
          ***+10.21    Distribution Services Agreement between the Registrant and
                       Synergy Logistics, Inc. (a wholly-owned subsidiary of
                       Cardinal Health, Inc.) dated February 9, 1996
          ***+10.22    Manufacturing Agreement between the Registrant and CHINOIN
                       Pharmaceutical and Chemical Works Co., Ltd. dated December
                       20, 1995
            ++10.22A   Amendment One, dated as of December 11, 1997, to the
                       Manufacturing Agreement by and between VIVUS and CHINOIN
                       Pharmaceutical and Chemical Works Co., Ltd. dated December
                       20, 1995
            #+10.23    Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996
        *****+10.24    Distribution Agreement made as of May 29, 1996 between the
                       Registrant and Astra AB
             #10.25    Menlo McCandless Office Lease made as of August 30, 1996 by and between Registrant and McCandless-Triad
             #10.26    Sublease Agreement made as of August 22, 1996 by and between
                       Registrant and Plant Research Technologies

          NUMBER
          ------
           ##+10.27    Distribution Agreement made as of January 22, 1997 between the Registrant and Jenssen Pharmaceutical International, a
                       division of Cilag AG International
            ++10.27A   Amended and Restated Addendum 1091, dated as of October 29,
                       1997, between VIVUS International Limited and Janssen
                       Pharmaceutical International
            ##10.28    Lease Agreement made as of January 1, 1997 between the
                       Registrant and Airport Associates
            ##10.29    Lease Amendment No. 1 as of February 15, 1997 between
                       Registrant and Airport Associates
         #####10.29A   Lease Amendment No. 2 dated July 24, 1997 by and between the
                       Registrant and Airport Associates
         #####10.29B   Lease Amendment No. 3 dated July 24, 1997 by and between the
                       Registrant and Airport Associates
           ## 10.30    Lease agreement by and between 605 East Fairchild
                       Associates, L.P. and Registrant dated as of March 5, 1997
        ####++10.31    Manufacture and Supply Agreement between Registrant and
                       Spolana Chemical Works, A.S. dated May 30, 1997
              10.32A   Agreement between ADP Marshall, Inc. and the Registrant
                       dated December 19, 1997
              10.32B   General Conditions of the Contract for Construction
              10.32C   Addendum to General Conditions of the Contract for
                       Construction
            ++10.33    Sales Force Services Agreement dated as of February 1, 1998 between the Registrant and Innovex, Inc.
              13.1     Portions of the 1997 Annual Report to Security Holders......
              21.2     List of Subsidiaries........................................
              23.1     Consent of Independent Public Accountants...................
              24.1     Power of Attorney (see "Power of Attorney").................
              27.1     Financial Data Schedule

---------------
        * Incorporated by reference to the same-numbered exhibit filed with the Registrant's Registration Statement on Form S-1 No. 33-75698, as amended.

       ** Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 No. 33-90390, as amended.

      *** Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as amended.

     **** Incorporated by reference to the same numbered exhibit filed with the Registrant's Form 8-B filed with the Commission on June 24, 1996.

   ***** Incorporated by reference to the same numbered exhibit filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on June 21, 1996.

        # Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

      ## Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

    ### Incorporated by reference to exhibit 99.1 filed with Registrant's
        Amendment Number 2 to the Registration Statement of Form 8-A (File No. 0-23490) filed with the Commission on April 23, 1997.

  #### Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

 ##### Incorporated by reference to the same numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

+         Confidential treatment granted.

++        Confidential treatment requested.
---------------
(b) Reports on Form 8-K
    None

(c) Exhibits
    See Item 14(a)(3) above

(d) Financial Statement Schedule
    See Item 14(a)(2) above

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                                        VIVUS, INC.,
                                        a Delaware Corporation

                                        By: /s/ DAVID C. YNTEMA
                                           -------------------------------------
                                           David C. Yntema
                                           Vice President of Finance and Chief
                                            Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)
Date: March 31, 1998

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                  /s/ LELAND F. WILSON                     President, Chief Executive    March 31, 1998
--------------------------------------------------------  Officer (Principal Executive
                    Leland F. Wilson                          Officer) and Director

                  /s/ VIRGIL A. PLACE                       Chairman of the Board and    March 31, 1998
--------------------------------------------------------  Chief Scientific Officer and
                    Virgil A. Place                                 Director

                  /s/ DAVID C. YNTEMA                     Vice President of Finance and  March 31, 1998
--------------------------------------------------------     Chief Financial Office
                    David C. Yntema                         (Principal Financial and
                                                               Accounting Officer)

                  /s/ RICHARD L. CASEY                              Director             March 31, 1998
--------------------------------------------------------
                    Richard L. Casey

                  /s/ JOSEPH E. SMITH                               Director             March 31, 1998
--------------------------------------------------------
                    Joseph E. Smith

                   /s/ BRIAN H. DOVEY                               Director             March 31, 1998
--------------------------------------------------------
                     Brian H. Dovey

                   /s/ LINDA JENCKES                                Director             March 31, 1998
--------------------------------------------------------
                     Linda Jenckes

                /s/ ELIZABETH A. FETTER                             Director             March 31, 1998
--------------------------------------------------------
                  Elizabeth A. Fetter

                                  VIVUS, INC.

            REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997

                               INDEX TO EXHIBITS*

EXHIBIT                                                                  SEQUENTIALLY
 NUMBER                            EXHIBIT NAME                          NUMBERED PAGE
-------                            ------------                          -------------
**10.22A   Amendment One, dated as of December 11, 1997, to the
           Manufacturing Agreement by and between VIVUS and Chinoin
           Pharmaceutical and Chemical Works Co., Ltd. dated December
           20, 1995....................................................
**10.27A   Amended and Restated Addendum 1091, dated as of October 29,
           1997, between VIVUS International Limited and Janssen
           Pharmaceutica International.................................
 10.32A    Agreement between ADP Marshall, Inc. and the Registrant
           dated December 19, 1997.....................................
 10.32B    General Conditions of the Contract for Construction.........
 10.32C    Addendum to General Conditions of the Contract for
           Construction................................................
**10.33    Sales Force Services Agreement dated as of February 1, 1998 between the Registrant and Innovex, Inc.....................
 13.1      Portions of the 1997 Annual Report to Security Holders......
 21.2      List of Subsidiaries........................................
 23.1      Consent of Independent Public Accountants...................
 24.1      Power of Attorney (see "Power of Attorney").................
 27.1      Financial Data Schedule.....................................

---------------
 * Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.

** Confidential treatment requested.