Form 10-Q
period 1998-03-31
VIVUS INC
filed 1998-04-24
CIK 881524

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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
           (STATE OR OTHER JURISDICTION OF                                 (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NUMBER)
              605 EAST FAIRCHILD DRIVE                                  MOUNTAIN VIEW, CA 94043
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                (ZIP CODE)

                                 (650) 934-5200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     At March 31, 1998, 31,721,292 shares of common stock were outstanding.

                           Exhibit index on page 25.

================================================================================

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VIVUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Revenue
  US Product................................................    $24,551        $27,791
  International Product.....................................      1,971             --
  Milestone.................................................      1,000          5,000
                                                                -------        -------
          Total revenue.....................................     27,522         32,791
Cost of goods sold..........................................     10,482          8,066
                                                                -------        -------
Gross margin................................................     17,040         24,725
                                                                -------        -------
Operating expenses:
  Research and development..................................      3,880          2,027
  Selling, general and administrative.......................     17,058         11,809
                                                                -------        -------
          Total operating expenses..........................     20,938         13,836
                                                                -------        -------
Income (loss) from operations...............................     (3,898)        10,889
Interest and other income...................................        911          1,121
                                                                -------        -------
     Income (loss) before taxes.............................     (2,987)        12,010
Income tax (provision) benefit..............................        597         (2,456)
                                                                -------        -------
          Net income (loss).................................    $(2,390)       $ 9,554
                                                                =======        =======
Net income (loss) per share:
  Basic.....................................................    $ (0.07)       $  0.29
  Diluted...................................................    $ (0.07)       $  0.27
Shares used in the computation of net income (loss) per
  share:
  Basic.....................................................     32,125         32,700
  Diluted...................................................     32,125         35,654

                                  VIVUS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash......................................................    $  3,897       $  6,161
  Available-for-sale securities.............................       9,038         52,955
  Accounts receivable.......................................      16,922         11,791
  Inventories...............................................      11,675          9,084
  Prepaid expenses and other assets.........................       1,971          1,636
                                                                --------       --------
          Total current assets..............................      43,503         81,627
Property and equipment......................................      41,901         36,462
Available-for-sale securities, non-current..................      31,270         32,580
                                                                --------       --------
          Total.............................................    $116,674       $150,669
                                                                ========       ========
Current Liabilities:
  Accounts payable..........................................    $  7,609       $  6,574
  Accrued and other liabilities.............................      10,802         20,165
                                                                --------       --------
          Total current liabilities.........................      18,411         26,739
Stockholders' equity:
  Common stock; $.001 par value; shares authorized 200,000;
     shares outstanding -- March 31, 1998, 31,721;
     December 31, 1997, 33,168..............................          32             33
  Paid in capital...........................................     130,182        153,336
  Accumulated other comprehensive income (loss).............         (24)            98
  Accumulated deficit.......................................     (31,927)       (29,537)
                                                                --------       --------
          Total stockholders' equity........................      98,263        123,930
                                                                --------       --------
          Total.............................................    $116,674       $150,669
                                                                ========       ========

                                  VIVUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $ (2,390)      $  9,554
  Adjustments to reconcile net income (loss) to net cash
     provided by
     (used for) operating activities:
     Depreciation and amortization..........................        678            403
     Stock compensation costs...............................        152            105
  Changes in assets and liabilities:
     Accounts receivable....................................     (5,131)       (11,538)
     Inventories............................................     (2,591)          (126)
     Prepaid expenses and other assets......................       (335)          (512)
     Accounts payable.......................................      1,035         (1,174)
     Accrued and other liabilities..........................     (9,363)         6,175
                                                               --------       --------
          Net cash provided by (used for) operating
            activities......................................    (17,945)         2,887
                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment purchases..........................     (6,116)        (1,027)
  Investment purchases......................................    (53,461)       (56,418)
  Proceeds from sale/maturity of securities.................     98,565         58,679
                                                               --------       --------
          Net cash provided by investing activities.........     38,988          1,234
                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of common stock options..........................        277          1,873
  Repurchase of common stock................................    (23,584)            --
                                                               --------       --------
          Net cash provided by (used for) financing
            activities......................................    (23,307)         1,873
                                                               --------       --------
Net increase (decrease) in cash.............................     (2,264)         5,994
CASH:
  Beginning of period.......................................      6,161            555
                                                               --------       --------
  End of period.............................................   $  3,897       $  6,549
                                                               ========       ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized loss on securities.............................   $    (24)      $   (302)
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid.........................................   $     71       $     --

                                  VIVUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

 2. COMPREHENSIVE INCOME

     The Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998. The table below sets forth "comprehensive income" as defined by SFAS No. 130 for the three month period ended March 31:

                                                          1998           1997
                                                       -----------    -----------
                                                       (UNAUDITED)    (UNAUDITED)
Net income (loss)....................................    $(2,390)       $9,554
Other comprehensive income:
  Unrealized loss on securities......................       (122)         (302)
  Income tax benefit.................................         24            60
                                                         -------        ------
                                                             (98)         (242)
                                                         -------        ------
Comprehensive income (loss)..........................    $(2,488)       $9,313
                                                         =======        ======

 3. NET INCOME (LOSS) PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share' which replaced Accounting Principles Board Opinion No. 15 ("APB 15"). SFAS 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options and warrants. Such options and warrants are excluded from the net loss per common and equivalent shares for the three months ended March 31, 1998 because they are antidilutive. Diluted earnings per share is computed similarly to earnings per share previously reported pursuant to APB 15 and for the Company, diluted earnings per share amounts are the same as amounts previously reported under APB 15. Share and per share amounts have been calculated based on post-split shares resulting from the two-for-one stock split effective June 23, 1997.

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

     Before commercially launching its first product, MUSE (alprostadil), in January 1997, the Company had no experience in the sale, marketing and distribution of pharmaceutical products. The Company is marketing and selling its products initially through a direct sales force in the United States. VIVUS currently employs approximately 75 sales representatives who call upon urologists and other specialists. Effective February 1998, the Company entered into a Sales Force Services Agreement with Innovex Inc. ("Innovex"). While the Sales Force Services Agreement allows for approximately 200 contract sales representatives, the Company has decided to initially add approximately 150 contract sales representatives, the substantial majority of whom will be calling upon primary care physicians. The Company may decide to increase the contract sales force to approximately 200 in the future. As a result of this contract, the Company's ability to increase sales will be highly dependent upon the efforts of Innovex. There can be no assurance that Innovex's sales efforts will be successful or that primary care physicians will recommend the use of MUSE (alprostadil).

     In the second quarter, the Company anticipates two significant changes in the erectile dysfunction market. First, the launch of sildenafil, a competitive oral product, is expected to dramatically increase the number of men seeking treatment for impotence. Second, indications are that a large number of current and future impotence patients will want to try this new oral therapy. As a result of this and other factors, including higher costs of good sold as the Company ramps up its new manufacturing facility, and higher marketing and sales costs related to the expansion of the Company's sales force, the Company expects an operating loss in the second quarter of 1998.

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

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     Product revenues for the first quarter ending March 31, 1998 were $24.5 million in the United States and $2.0 million internationally compared to $27.8 million in the Unites States and zero internationally for the same period in 1997. The demand for MUSE (alprostadil) domestically, as measured by retail prescriptions, remained relatively flat from the fourth quarter 1997 to first quarter 1998. Total revenues for the first quarter ended March 31, 1998 also included a $1 million milestone payment from Janssen Pharmaceutica related to regulatory approval of MUSE (alprostadil) in South Korea, compared to the first quarter of 1997 which included a $5 million milestone payment related to signing the initial distribution agreement with Janssen Pharmaceutica.

     The gross margin for the first quarter ending March 31, 1998, was 60% of net product revenues, compared with 71% in the quarter ending March 31, 1997. The lower margin in 1998 was primarily the result of the lower per unit price on international shipments due to the revenue sharing arrangements with international partners, as well as higher cost of goods primarily related to start up costs associated with the new manufacturing facility. The gross margins include the effect of reduced cost of sales related to previously expensed materials of $.8 million and $1.1 million in the first quarter of 1998 and 1997, respectively. The Company anticipates that the previously expensed raw materials will be fully utilized late in 1998. The Company also expects international revenues to continue to increase as a proportion of total revenues. These factors will have the effect of reducing the gross margin but may be offset in part by production efficiencies at the new manufacturing facility.

     Research and development expenses for the first quarter ended March 31, 1998 were $3.9 million compared to $2.0 million in the first quarter ending March 31, 1997. The increase was mainly due to new product development.

     Selling, general and administrative expenses for the quarter ended March 31, 1998 were $17.1 million, $5.2 million higher than the quarter ending March 31, 1997. The increase was almost entirely due to spending on a direct-to-consumer advertising campaign and costs associated with the recent increase in the Company's direct sales force from fifty to approximately seventy-five sales representatives. At this time, the Company does not plan to continue its direct-to-consumer advertising to create patient awareness because the launch of sildenafil, a competitive oral treatment, is expected to dramatically increase the number of men seeking treatment for impotence. For the remainder of 1998, the Company expects to increase spending directed primarily at reaching and educating physicians through the expanded sales force, including the Innovex contract sales force.

     Interest and other income for the three months ended March 31, 1998 were $.9 million compared with $1.1 million for the three months ended March 31, 1997. The decrease was primarily the result of lower average invested cash balances. The Company expects lower interest income for the remainder of 1998 due to lower average invested cash balances.

     Because of the first quarter loss in 1998, the Company recorded a tax benefit of $.6 million. The Company's effective tax rate was 20 percent of income before taxes for the three months ended March 31, 1998 and 1997. The effective tax rate for the year ended December 31, 1997 was 8 percent. The effective tax rate computation for 1997 was lower as it included the effect of operating losses carried forward from prior years.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed operations primarily from the sale of preferred and common stock. Through March 31, 1998, VIVUS has raised $152.6 million from financing activities. Cash, cash equivalents and available-for-sale securities totaled $44.2 million at March 31, 1998 compared with $91.7 million at December 31, 1997. The decrease in cash resulted from several factors, including the Company's repurchase of its common stock ($23.6 million), capital spending associated with the new manufacturing facility, payment of the lawsuit settled in the fourth quarter of 1997 and payment of 1997 sales commissions. The stock repurchased during the first quarter completes the repurchase of a total of two million shares authorized by the Board of Directors.

     Accounts receivable at March 31, 1998 were $16.9 million compared with $11.8 million at December 31, 1997, an increase of $5.1 million. The increase was primarily due to the Company shipping approximately $16.5 million of its first quarter product revenues in the month of March 1998.

     Current liabilities were $18.4 million at March 31, 1998 compared with $26.7 million at December 31, 1997, a reduction of $8.3 million. The reduction primarily relates to the payment of the lawsuit settled in the fourth quarter 1997 and payment of 1997 sales commissions.

     Capital expenditures in the three months ended March 31, 1998 were $6.1 million compared with $1.0 million for the same period in 1997, an increase of $5.1 million. This increase primarily resulted from additional costs associated with the Company's new 90,000 square foot production facility in New Jersey and its new corporate headquarters.

     The Company expects to incur substantial additional costs, including expenses related to its manufacturing facilities in New Jersey and a new manufacturing facility in Europe, expenses related to marketing and sales of MUSE (alprostadil), including expenses associated with expanding its sales force by approximately 150 sales representatives, new product preclinical and clinical costs, ongoing research and development activities, and general corporate purposes. The Company anticipates that its existing capital resources may not be sufficient to support the Company's operations through the commercial introduction of MUSE (alprostadil) in all international markets or for the introduction of any additional future products. During 1998, the Company anticipates using financing sources, such as receivables financing, lease financing and credit lines, to provide additional capital resources. The Company may also be required to issue additional equity or debt securities and may use other financing sources including, but not limited to corporate alliances and lease financing to fund the future development and possible commercial launch of its future products. The sale of additional equity securities would result in additional dilution to the Company's stockholders. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the level of resources that the Company devotes to sales and marketing capabilities; (ii) the level of resources that the Company devotes to expanding manufacturing capacity; (iii) the activities of competitors; (iv) the progress of the Company's research and development programs; (v) the timing and results of preclinical testing and clinical trials; (vi) technological advances; and (vii) results of operations.

     The Management's Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in this Liquidity and Capital Resources section, the Risk Factors section, the Results of Operations section and the Description of Business section. The discussion of those factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

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

                                  RISK FACTORS

LIMITED MANUFACTURING EXPERIENCE; CAPACITY CONSTRAINTS

     The Company has limited experience in manufacturing MUSE (alprostadil) in commercial quantities. Since the commercial launch of MUSE (alprostadil) in January 1997, the Company has experienced product shortages due to higher than expected demand and difficulties encountered in scaling up production of MUSE (alprostadil). The Company leased 90,000 square feet of space in New Jersey in which it has constructed additional manufacturing and testing facilities. The Company has filed for regulatory authorization of this facility with both the FDA and MCA. In March 1998, the MCA authorized the Company to begin commercial production and shipment of MUSE (alprostadil) from its new facility. Before the new facility in New Jersey can produce commercial product for the United States and certain other markets, the Company must obtain FDA approval. There is no assurance FDA approval will be completed and obtained in a timely manner, if at all. Until the Company receives the required approval for its new New Jersey facility, domestic and certain international markets will need to be supplied from its current facility at Paco Pharmaceutical Services, Inc. ("Paco"). If international sales increase as anticipated, product available for the domestic market will be reduced and gross margins will be adversely impacted. If the Company encounters further difficulties with its current manufacturing facility or delays in regulatory approval of its new manufacturing facility, capacity constraints could continue for an extended period of time. Such extended capacity constraints could strain relationships with distribution partners due to the need to allocate product between domestic and international markets, and possibly cause patients to seek alternative therapies. Such events could have a material adverse effect on the Company's business, financial condition and results of operations.

     The formulation, filling and packaging of MUSE (alprostadil) is performed at Paco, a wholly owned subsidiary of The West Company, at its facility in Lakewood, New Jersey. In June 1995, the Company completed construction of its approximately 6,000 square feet of dedicated manufacturing and testing space within Paco's facility. Due to higher than expected demand, the Company has leased two adjacent buildings in New Jersey, totaling 90,000 square feet, in which it has constructed additional manufacturing and testing facilities. Until the Company further develops its in-house manufacturing capability, it will be substantially dependent upon Paco for the manufacture of its products. There can be no assurance that the Company's reliance on Paco for the manufacture of its products will not result in problems with product supply, and there can be no assurance that the Company will receive FDA approval for or be able to ramp-up its second manufacturing facility in a timely manner, if at all. Interruptions in the availability of products could delay or prevent the further development and commercial marketing of MUSE (alprostadil) and other potential products and would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company and certain of its suppliers and service providers are subject to routine periodic inspections by the FDA and certain state and foreign regulatory agencies for compliance with current Good Manufacturing Practices
(cGMP) and other applicable regulations. Certain of the Company's suppliers were inspected for compliance with cGMP requirements as part of the approval process. However, upon routine re-inspection of these facilities, there can be no assurance that the FDA will find the manufacturing process or facilities to be in compliance with cGMP and other regulations. A routine re-inspection of Chinoin, one of the Company's two sources of alprostadil, resulted in the issuance of an FDA Form 483 which set forth areas where Chinoin was not in compliance with cGMP requirements. Failure to achieve satisfactory cGMP compliance as confirmed by routine regulatory inspections would have a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the issuance of a regulatory warning letter or seizure or recall of products, injunction and/or civil fines.

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

LIMITED SALES AND MARKETING EXPERIENCE; DEPENDENCE ON THIRD PARTIES

     Before commercially launching its first product, MUSE (alprostadil), in January 1997, the Company had no experience in the sale, marketing and distribution of pharmaceutical products. The Company is marketing and selling its products initially through a direct sales force in the United States. VIVUS currently employs approximately 75 sales representatives who call upon urologists and other specialists. Effective February 1998, the Company entered into a Sales Force Services Agreement with Innovex Inc. ("Innovex"). While the Sales Force Services Agreement allows for approximately 200 contract sales representatives, the Company has decided to initially add approximately 150 contract sales representatives, the substantial majority of whom will be calling upon primary care physicians. The Company may decide to increase the contract sales force to approximately 200 in the future. As a result of this contract, the Company's ability to increase sales will be highly dependent upon the efforts of Innovex. There can be no assurance that Innovex's sales efforts will be successful or that primary care physicians will recommend the use of MUSE (alprostadil).

     The Company launched its first domestic direct-to-consumer advertising campaign in January 1998 to increase patient awareness of erectile dysfunction and MUSE (alprostadil). This campaign included major television, newspaper and magazine placements. In February 1998, the FDA notified the Company that it objected to, among other things, the prominence and balance of side effect information relative to efficacy information in certain written materials and the Company's television advertisements. The Company is no longer utilizing the prior written materials and has ceased running its television advertisements. In addition, the Company has modified its written materials in response to the FDA's comments and has held discussions with the FDA to reach agreement on these modifications as well as necessary changes to the Company's television advertisements. If the FDA does not believe the modified written materials respond to its concerns then further modifications would be required resulting in additional cost. If the Company and the FDA cannot reach a resolution regarding the necessary changes to the Company's television advertisements, this could result in additional cost and may prevent broadcast advertising on major networks. At this time, the Company does not plan to continue its direct-to-consumer advertising to create patient awareness because the launch of sildenafil, a competitive oral treatment, is expected to dramatically increase the number of men seeking treatment for impotence. Should the Company decide to resume its direct-to-consumer advertising, however, cost and delay associated with the FDA's objections to the Company's direct-to-consumer advertising materials could have a negative effect upon the Company's domestic sales and marketing efforts. There can be no assurance that the Company's domestic sales and marketing efforts will be successful at increasing the demand for MUSE (alprostadil). In addition, there can be no assurance that the Company's capacity constraints will not prevent the Company from supplying any increased demand.

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

INTENSE COMPETITION

     Competition in the pharmaceutical and medical products industries is intense and is characterized by extensive research efforts and rapid technological progress. Certain treatments for erectile dysfunction exist, such as needle injection therapy, vacuum constriction devices, penile implants and oral medications, and the manufacturers of these products will continue to improve these therapies. In July 1995, the FDA approved the use of alprostadil in The Upjohn Company's needle injection therapy product for erectile dysfunction. Previously, Upjohn had obtained approval in a number of European countries. In June 1997, Schwartz Pharma announced the FDA approval of their needle injection treatment for erectile dysfunction. The most significant competitive therapy is sildenafil, an oral medication by Pfizer Inc., for which it received regulatory approval in the United States in March 1998 and has filed for regulatory approval in Europe. Commercial introduction of Pfizer Inc.'s oral medication could have a material adverse affect on the Company's business, financial condition and results of operations. As a result of the launch of sildenafil in the second quarter, the Company anticipates two significant changes in the erectile dysfunction market. First, the launch of sildenafil is expected to dramatically increase the number of men seeking treatment for impotence. Second, indications are that a large number of current and future impotence patients will want to try this new oral therapy. As a result of this and other factors, including higher costs of good sold as the Company ramps up its new manufacturing facility, and higher marketing and sales costs related to the expansion of the Company's sales force, the Company expects an operating loss in the second quarter of 1998.

     Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of erectile dysfunction. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than the Company. In addition, these companies have significantly greater experience than the Company in undertaking preclinical testing, human clinical trials and other regulatory approval procedures. There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research in the area of erectile dysfunction. For instance, Zonagen,Inc. and Pentech Pharmaceutical, Inc. have oral medications in Phase III clinical trials. These entities may market commercial products either on their own or through collaborative efforts. For example, Zonagen, Inc. announced a worldwide marketing agreement with Schering-Plough in November 1997. The Company's competitors may develop technologies and products that are more effective than those currently marketed or being developed by the Company. Such developments would render the Company's products less competitive or possibly obsolete. The Company is also competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited experience.

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

HISTORY OF LOSSES AND LIMITED OPERATING HISTORY

     The Company has generated a cumulative net loss of $31.9 million for the period from its inception through March 31, 1998. To sustain profitability, the Company must successfully manufacture and market MUSE (alprostadil). The Company is subject to a number of risks including its ability to scale-up manufacturing capabilities and secure adequate supplies of raw materials, its ability to successfully market, distribute and sell its product, its reliance on a single therapeutic approach to erectile dysfunction and intense competition. There can be no assurance that the Company will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of the Company's future success. In the second quarter, the Company anticipates two significant changes in the erectile dysfunction market. First, the launch of sildenafil, a competitive oral product, is expected to dramatically increase the number of men seeking treatment for impotence. Second, indications are that a large number of current and future impotence patients will want to try this new oral therapy. As a result of this and other factors, including higher costs of goods sold as the Company ramps up its new manufacturing facility, and higher marketing and sales costs related to the expansion of the Company's sales force, the Company expects an operating loss in the second quarter of 1998.

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

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

     The Company expects to incur substantial additional costs, including expenses related to its manufacturing facilities in New Jersey and a new manufacturing facility in Europe, expenses related to marketing and sales of MUSE (alprostadil), including expenses associated with expanding its sales force by approximately 150 sales representatives, new product preclinical and clinical costs, ongoing research and development activities, and general corporate purposes. The Company anticipates that its existing capital resources may not be sufficient to support the Company's operations through the commercial introduction of MUSE (alprostadil) in all international markets or for the introduction of any additional future products. During 1998, the Company anticipates using financing sources, such as receivables financing, lease financing and credit lines, to provide additional capital resources. The Company may also be required to issue additional equity or debt securities and may use other financing sources including, but not limited to corporate alliances and lease financing to fund the future development and possible commercial launch of its future products. The sale of additional equity securities would result in additional dilution to the Company's stockholders. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the level of resources that the Company devotes to sales and marketing capabilities; (ii) the level of resources that the Company devotes to expanding manufacturing capacity; (iii) the activities of competitors; (iv) the progress of the Company's research and development programs; (v) the timing and results of preclinical testing and clinical trials; (vi) technological advances; and (vii) results of operations.

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

POTENTIAL VOLATILITY OF STOCK PRICE

     The stock market has recently experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market price of the Company's Common Stock has been highly volatile and is likely to continue to be so. Factors such as variations in the Company's financial results, announcements of technological innovations or new products by the Company or its competition, comments by security analysts, the Company's ability to scale up its manufacturing capability to commercial levels, adverse regulatory actions or decisions, the Company's ability to increase demand for its product in the United States, the Company's ability to successfully sell its product in the United States and internationally, any loss of key management, the results of the Company's clinical trials or those of its competition, changing governmental regulations, patents or other proprietary rights, product or patent litigation or public concern as to the safety of products developed by the Company, may have a significant effect on the market price of the Company's Common Stock.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 18, 1998, a purported shareholder class action entitled Crain et al. v Vivus, Inc. et al., was filed in Superior Court of the State of California for the County of San Mateo. Five identical complaints were subsequently filed in the same court. These complaints were filed on behalf of a purported class of persons who purchased stock between May 15 and December 9, 1997. The complaints allege that the Company and certain current and former officers or directors artificially inflated the Company's stock price by issuing false and misleading statements concerning the Company's prospects and issuing false financial statements. The complaints do not specify the damages resulting from the alleged conduct. On March 16, 1998, a purported shareholder class action entitled Cramblit et al. v. Vivus, Inc. et al. was filed in the United States District Court for the Northern District of California. Two identical complaints were subsequently filed in the same court. The federal complaints were filed on behalf of a purported class of persons who purchased stock between May 2 and December 9, 1997. The federal complaints assert the same factual allegations as the state court complaints, but asserts legal claims under the Federal Securities Laws. The Company believes the complaints lack merit and the Company will vigorously defend itself in the pending actions.

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

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (A) EXHIBITS (in accordance with Item 601 of Regulation S-K)

          (7)3.2       Amended and Restated Certificate of Incorporation of the
                       Company
          (4)3.3       Bylaws of the Registrant, as amended
          (8)3.4       Certificate of Designations of Rights, Preferences and
                       Privileges of Series A Participating Preferred Stock
          (7)4.1       Specimen Common Stock Certificate of the Registrant
          (1)4.2       Registration Rights, as amended
          (1)4.4       Form of Preferred Stock Purchase Warrant issued by the
                       Registrant to Invemed Associates, Inc., Frazier Investment
                       Securities, L.P., and Cristina H. Kepner
          (8)4.5       Second Amended and Restated Preferred Shares Rights
                       Agreement, dated as of April 15, 1997 by and between the
                       Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights
                       Certificate and the Summary of Rights attached thereto as
                       Exhibits A, B, and C, respectively
        (1)+10.1       Assignment Agreement by and between Alza Corporation and the
                       Registrant dated December 31, 1993
        (1)+10.2       Memorandum of Understanding by and between Ortho
                       Pharmaceutical Corporation and the Registrant dated February
                       25, 1992
         (1)10.3       Assignment Agreement by and between Ortho Pharmaceutical
                       Corporation and the Registrant dated June 9, 1992
        (1)+10.4       License Agreement by and between Gene A. Voss, M.D., Allen
                       C. Eichler, M.D., and the Registrant dated December 28, 1992
        (1)+10.5A      License Agreement by and between Ortho Pharmaceutical
                       Corporation and Kjell Holmquist AB dated June 23, 1989
        (1)+10.5B      Amendment by and between Kjell Holmquist AB and the
                       Registrant dated July 3, 1992
         (1)10.5C      Amendment by and between Kjell Holmquist AB and the
                       Registrant dated April 22, 1992
        (1)+10.5D      Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992
        (1)+10.6A      License Agreement by and between Amsu, Ltd., and Ortho
                       Pharmaceutical Corporation dated June 23, 1989
        (1)+10.6B      Amendment by and between Amsu, Ltd., and the Registrant
                       dated July 3, 1992
         (1)10.6C      Amendment by and between Amsu, Ltd., and the Registrant
                       dated April 22, 1992
        (1)+10.6D      Stock Purchase Agreement by and between Amsu, Ltd., and the
                       Registrant dated July 10, 1992
         (1)10.7       Supply Agreement by and between Paco Pharmaceutical
                       Services, Inc., and the Registrant dated November 10, 1993
         (1)10.10      Lease by and between McCandless-Triad and the Registrant
                       dated November 23, 1992, as amended
         (4)10.11      Form of Indemnification Agreements by and among the
                       Registrant and the Directors and Officers of the Registrant
         (2)10.12      1991 Incentive Stock Plan and Form of Agreement, as amended
         (1)10.13      1994 Director Option Plan and Form of Agreement

         (1)10.14      Form of 1994 Employee Stock Purchase Plan and Form of
                       Subscription Agreement
         (1)10.17      Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay
        (3)+10.21      Distribution Services Agreement between the Registrant and
                       Synergy Logistics, Inc. (a wholly-owned subsidiary of
                       Cardinal Health, Inc.) dated February 9, 1996
        (3)+10.22      Manufacturing Agreement between the Registrant and CHINOIN
                       Pharmaceutical and Chemical Works Co., Ltd. dated December
                       20, 1995
      (11)++10.22A     Amendment One, dated as of December 11, 1997, to the
                       Manufacturing Agreement by and between VIVUS and CHINOIN
                       Pharmaceutical and Chemical Works Co., Ltd. dated December
                       20, 1995
        (6)+10.23      Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996
        (5)+10.24      Distribution Agreement made as of May 29, 1996 between the
                       Registrant and Astra AB
        (7)+10.27      Distribution Agreement made as of January 22, 1997 between the Registrant and Janssen Pharmaceutica International, a
                       division of Cilag AG International
      (11)++10.27A     Amended and Restated Addendum 1091, dated as of October 29,
                       1997, between VIVUS International Limited and Janssen
                       Pharmaceutica International
         (7)10.28      Lease Agreement made as of January 1, 1997 between the
                       Registrant and Airport Associates
         (7)10.29      Lease Amendment No. 1 as of February 15, 1997 between
                       Registrant and Airport Associates
        (10)10.29A     Lease Amendment No. 2 dated July 24, 1997 by and between the
                       Registrant and Airport Associates
        (10)10.29B     Lease Amendment No. 3 dated July 24, 1997 by and between the
                       Registrant and Airport Associates
         (7)10.30      Lease agreement by and between 605 East Fairchild
                       Associates, L.P. and Registrant dated as of March 5, 1997
       (9)++10.31      Manufacture and Supply Agreement between Registrant and
                       Spolana Chemical Works, A.S. dated May 30, 1997
       (11) 10.32A     Agreement between ADP Marshall, Inc. and the Registrant
                       dated December 19, 1997
       (11) 10.32B     General Conditions of the Contract for Construction
       (11) 10.32C     Addendum to General Conditions of the Contract for
                       Construction
      (11)++10.33      Sales Force Services Agreement dated as of February 1, 1998 between the Registrant and Innovex, Inc.
            27.1       Financial Data Schedule

---------------
(1) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Registration Statement on Form S-1 No. 33-75698, as amended.

(2) Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 No. 33-90390, as amended.

(3) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as amended.

 (4) Incorporated by reference to the same numbered exhibit filed with the Registrant's Form 8-B filed with the Commission on June 24, 1996.

 (5) Incorporated by reference to the same numbered exhibit filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on June 21, 1996.

 (6) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

 (7) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31,1996, as amended.

 (8) Incorporated by reference to exhibit 99.1 filed with Registrant's Amendment Number 2 to the Registration Statement of Form 8-A (File No. 0-23490) filed with the Commission on April 23, 1997.

 (9) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30,1997.

(10) Incorporated by reference to the same numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(11) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

+    Confidential treatment granted.

++  Confidential treatment requested.

(B) REPORTS ON FORM 8-K

        None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VIVUS, Inc.
Date: April 24, 1998

                                          --------------------------------------
                                          David C. Yntema
                                          Chief Financial Officer

                                          --------------------------------------
                                          Leland F. Wilson
                                          President and Chief
                                          Executive Officer

                                  VIVUS, INC.

                               INDEX TO EXHIBITS*

EXHIBIT                           DESCRIPTION
-------                           -----------
 27.1     Financial Data Schedule

---------------
* Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 6 of the Quarterly Report on Form 10-Q.