Form 10-Q
period 1998-06-30
VIVUS INC
filed 1998-08-14
CIK 881524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     At June 30, 1998, 31,766,979 shares of common stock were outstanding.

                          Exhibit index on page [20].

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VIVUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                              --------------------------    --------------------------
                                                 1998           1997           1998           1997
                                              -----------    -----------    -----------    -----------
                                              (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Revenue
  US Product................................   $  6,142        $33,458       $ 30,693        $61,249
  International Product.....................      9,841             --         11,812             --
  Milestone.................................         --             --          1,000          5,000
                                               --------        -------       --------        -------
          Total revenue.....................     15,983         33,458         43,505         66,249
Cost of goods sold..........................     10,704          9,584         21,186         17,650
                                               --------        -------       --------        -------
Gross margin................................      5,279         23,874         22,319         48,599
                                               --------        -------       --------        -------
Operating expenses:
  Research and development..................      5,359          1,940          9,239          3,967
  Selling, general and administrative.......     17,576         11,258         34,634         23,067
  Restructuring costs.......................      6,522             --          6,522             --
                                               --------        -------       --------        -------
          Total operating expenses..........     29,457         13,198         50,395         27,034
                                               --------        -------       --------        -------
Income (loss) from operations...............    (24,178)        10,676        (28,076)        21,565
Interest and other income...................        597          1,264          1,508          2,385
                                               --------        -------       --------        -------
  Income (loss) before taxes................    (23,581)        11,940        (26,568)        23,950
Income tax (provision) benefit..............       (597)        (1,982)            --         (4,438)
                                               --------        -------       --------        -------
          Net income (loss).................   $(24,178)       $ 9,958       $(26,568)       $19,512
                                               ========        =======       ========        =======
Net income (loss) per share:
  Basic.....................................   $  (0.76)       $  0.30       $  (0.83)       $  0.59
  Diluted...................................   $  (0.76)       $  0.28       $  (0.83)       $  0.55
Shares used in the computation of net income
  (loss) per share:
  Basic.....................................     31,752         32,990         31,938         32,846
  Diluted...................................     31,752         35,579         31,938         35,626

                                  VIVUS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash......................................................   $  1,420        $  6,161
  Available-for-sale securities.............................      8,913          52,955
  Accounts receivable.......................................      8,170          11,791
  Inventories...............................................     16,772           9,084
  Prepaid expenses and other assets.........................      2,458           1,636
                                                               --------        --------
          Total current assets..............................     37,733          81,627
Property and equipment......................................     46,878          36,462
Available-for-sale securities, non-current..................     15,073          32,580
                                                               --------        --------
          Total.............................................   $ 99,684        $150,669
                                                               ========        ========
Current liabilities:
  Accounts payable..........................................   $  7,370        $  6,574
  Accrued and other liabilities.............................     17,681          20,165
                                                               --------        --------
          Total current liabilities.........................     25,051          26,739
Stockholders' equity:
  Common stock; $.001 par value; shares authorized 200,000;
     shares outstanding -- June 30, 1998, 31,767; December
     31, 1997, 33,168.......................................         32              33
  Paid in capital...........................................    130,699         153,336
  Accumulated other comprehensive income....................          7              98
  Accumulated deficit.......................................    (56,105)        (29,537)
                                                               --------        --------
          Total stockholders' equity........................     74,633         123,930
                                                               --------        --------
          Total.............................................   $ 99,684        $150,669
                                                               ========        ========

                                  VIVUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              --------------------------
                                                                 1998           1997
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $(26,568)      $  19,512
  Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Depreciation and amortization..........................      1,656             892
     Stock compensation costs...............................        256             201
  Changes in assets and liabilities:
     Accounts receivable....................................      3,621         (13,663)
     Inventories............................................     (7,688)           (640)
     Prepaid expenses and other assets......................       (822)           (170)
     Accounts payable.......................................        796           3,020
     Accrued and other liabilities..........................     (2,484)         14,003
                                                               --------       ---------
          Net cash provided by (used for) operating
            activities......................................    (31,233)         23,155
                                                               --------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment purchases..........................    (12,072)        (10,839)
  Investment purchases......................................    (67,743)       (133,303)
  Proceeds from sale/maturity of securities.................    129,201         123,707
                                                               --------       ---------
          Net cash provided by (used for) investing
            activities......................................     49,386         (20,435)
                                                               --------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of common stock options..........................        277           2,029
  Sale of common stock through employee stock purchase
     plan...................................................        413             173
  Repurchase of common stock................................    (23,584)         (3,401)
                                                               --------       ---------
          Net cash (used for) financing activities..........    (22,894)         (1,199)
                                                               --------       ---------
Net increase (decrease) in cash.............................     (4,741)          1,521
CASH:
  Beginning of period.......................................      6,161             555
                                                               --------       ---------
  End of period.............................................   $  1,420       $   2,076
                                                               ========       =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized loss on securities.............................   $    (91)      $     (92)
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid.........................................   $     71       $      --

                                  VIVUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

 2. COMPREHENSIVE INCOME

     The Company has adopted the Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998. The table below sets forth "comprehensive income" as defined by SFAS No. 130 for the three and six month periods ended June 30, 1998 and 1997:

                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                               JUNE 30,                      JUNE 30,
                                      --------------------------    --------------------------
                                         1998           1997           1998           1997
                                      -----------    -----------    -----------    -----------
(IN THOUSANDS)                        (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Net income (loss)...................   $(24,178)       $ 9,958       $(26,568)       $19,512
Other comprehensive income:
Unrealized gain (loss) on
  securities........................         31            209            (91)           (92)
Income tax benefit..................         --            (41)            --             18
                                       --------        -------       --------        -------
                                             31            168            (91)           (74)
                                       --------        -------       --------        -------
Comprehensive income (loss).........   $(24,147)       $10,126       $(26,659)       $19,438
                                       ========        =======       ========        =======

 3. NET INCOME (LOSS) PER SHARE

     The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which replaced Accounting Principles Board Opinion No. 15 ("APB 15"). SFAS 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share is based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options and warrants. Such options and warrants are excluded from the net loss per common and equivalent shares for the three and six months ended June 30, 1998 because they are anti-dilutive. Diluted earnings per share is computed similarly to earnings per share previously reported pursuant to APB 15 and for the Company, diluted earnings per share amounts are the same as amounts previously reported under APB 15. Share and per share amounts have been calculated based on post-split shares resulting from the two-for-one stock split effective June 23, 1997.

 4. RESTRUCTURING COSTS

     During June of 1998, the company decided to seek a major pharmaceutical partner to market MUSE (alprostadil) in the United States. Expenses of $6.5 million were incurred, primarily associated with the Company's agreement to facilitate the transition of its direct U.S. sales force to ALZA Corporation, as well as terminating the contract sales force agreement with Innovex, and personnel reductions in administration, research and development, clinical and marketing departments.

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

     The Company has entered into international marketing agreements with Astra AB ("Astra") and Janssen Pharmaceutica International ("Janssen") under which Astra and Janssen will purchase MUSE (alprostadil) for resale in various international markets. In November 1997, the Company obtained regulatory marketing clearance by the Medicines Control Agency ("MCA") to market MUSE (alprostadil) in the United Kingdom. The Company began selling MUSE (alprostadil) to Astra in the fourth quarter of 1997. Astra began selling MUSE (alprostadil) in the United Kingdom in February 1998. MUSE (alprostadil) has also been approved in Argentina, Brazil, Canada, Hong Kong, Korea, Mexico, New Zealand, Philippines, Singapore, South Africa, Sweden, Switzerland and Thailand. In addition, applications for regulatory approval to market MUSE (alprostadil) have been submitted in several other countries, including China, Australia and certain Middle Eastern countries. These applications will be subject to rigorous approval processes, and there can be no assurance such approval will be granted in a timely manner, if at all. The Company has received indications from one of its international marketing partners that regulatory approvals in certain Middle Eastern countries will be granted later than initially anticipated.

     On March 27, 1998, the FDA approved Viagra (sildenafil), an oral pill produced by Pfizer Inc. ("Pfizer") for the treatment of male impotence. Pfizer commercially introduced sildenafil in the U.S. in April 1998. The introduction of sildenafil dramatically increased the number of men seeking treatment for impotence and significantly decreased demand for MUSE (alprostadil). Since the launch of sildenafil, MUSE (alprostadil) prescriptions have declined approximately 70%. As a result of this and other factors, including higher costs of goods sold related to the Company's ramp up of its new manufacturing facility, and higher marketing and sales costs primarily related to the sales force expansion via the Innovex contract pharmaceutical sales organization, the Company experienced an operating loss of $24.2 million, or $0.76 per share, in the second quarter of 1998. Included in the second quarter 1998 results is a one-time charge of $6.5 million related to restructuring the Company's operations. The goal of this restructuring announced on July 8, 1998 is to reduce expenses in order to facilitate a return to profitability. However, there can be no assurance that the restructuring will result in a return to profitability. The Company does not believe that it will return to profitability in 1998 due to a number of factors including costs associated with the restructuring, domestic and international competition from Pfizer and manufacturing difficulties. In connection with the restructuring on July 8, 1998, the Company announced its decision to seek a major pharmaceutical partner to market, distribute and sell MUSE (alprostadil) in the U.S. As a first step, the Company agreed to facilitate the transition of its direct sales force to ALZA Corporation. Sales personnel joining ALZA will continue to sell MUSE on a limited basis until December 31, 1998. Accordingly, the Company is highly dependent upon the efforts of ALZA during this period, and there can be no assurance that ALZA's sales efforts will be successful. In addition, VIVUS also terminated its sales force services agreement with Innovex and reduced personnel in administration, research and development, clinical and marketing departments. As a result of the restructuring, the Company expects its quarterly operating expenses to decrease. There can be no assurance that the Company will partner with a major pharmaceutical company to market, distribute and sell MUSE, or that such a partnership would be on reasonable terms. Further, there can be no assurance that such a partner will be able to successfully market, distribute and sell MUSE. Should the Company establish such a relationship, the Company's U.S. marketing efforts will depend substantially on the partner's efforts. The partner may have other commitments and may not commit the necessary resources to effectively market, distribute and sell the Company's products. If the Company cannot establish such a relationship, it will have to develop an alternative strategy for marketing, distribution and selling its products in the U.S.

     The Company has limited experience in manufacturing and selling MUSE (alprostadil) in commercial quantities. Up until the commercial launch of sildenafil, the Company had initially experienced product shortages due to higher than expected demand and difficulties encountered in scaling up production of MUSE (alprostadil). The Company leased 90,000 square feet of space in New Jersey in which it has constructed additional manufacturing and testing facilities. The FDA and MCA authorized the Company to begin commercial production and shipment of MUSE (alprostadil) from its new facility in June and March 1998, respectively. With the added capacity, the Company does not anticipate capacity constraints in the foreseeable future. However, if the Company encounters further difficulties with its current manufacturing facility, capacity issues could arise, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company has recently experienced various manufacturing difficulties that have resulted in production and shipment delays and higher costs. In turn, revenues from the sale of MUSE (alprostadil) will be delayed, which will have a material adverse affect on the Company's business, financial condition and results of operations.

     The Company has sought and will continue to seek pharmacologic agents suitable for transurethral delivery for which significant safety data already exists. The Company believes that such agents may progress more rapidly through clinical development and the regulatory process than agents without preexisting safety data. The Company expects to begin a Phase III multi-center trial in 1998 for its second product candidate, a combination of alprostadil and prazosin delivered via the Company's transurethral system for erection. The Company has several other product candidates in pre-clinical development. There can be no assurance at this point that the Company will be able to fully develop and bring these products to the market.

RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Product revenues for the quarter ended June 30, 1998 were $6.1 million in the United States and $9.8 million internationally compared to $33.5 million in the Unites States and zero internationally for the same period in 1997. Product revenues for the six months ended June 30, 1998 were $30.7 million in the U.S. and $11.8 million internationally compared to $61.2 million domestically and zero internationally for the same period in 1997. The decline in domestic revenue is attributable to the U.S. launch of sildenafil, a competitive oral treatment for erectile dysfunction. Underlying demand for MUSE (alprostadil) domestically, as measured by retail prescriptions, has declined approximately 70% since the commercial launch of sildenafil. Internationally, revenues increased from $2.0 million in the first quarter of 1998 to $9.8 million in the second quarter of 1998 as the Company's international marketing partners, Janssen and Astra, launched in various countries. Pfizer has commenced selling sildenafil on a limited basis outside the U.S. As sildenafil is offered in other countries, it is likely that a large number of current and future impotence patients will want to try this new oral therapy. The Company anticipates that the launch of sildenafil in other countries may significantly reduce international demand for MUSE (alprostadil). Such a reduction would have a material adverse effect on the Company's business, financial condition and results of operations.

     Total revenues for the six months ended June 30, 1998 also included a $1 million milestone payment from Janssen related to regulatory approval of MUSE (alprostadil) in South Korea, compared to the six months ended June 30, 1997 which included a $5 million milestone payment related to signing the initial distribution agreement with Janssen.

     The gross margin for the quarter and six months ended June 30, 1998 was 33% and 50% of net product revenues, respectively, compared with 71% and 73%, respectively, in the same periods in 1997. The lower margins in 1998 were primarily the result of the lower per unit price on international shipments due to the revenue sharing arrangements with international partners, as well as higher cost of goods primarily related to start up costs associated with the new manufacturing facility. The gross margins include the effect of reduced cost of sales related to previously expensed materials of $0.8 million and $1.8 million in the second quarter of

1998 and 1997, respectively, and $1.6 million and $2.9 million in the six months ended June 30, 1998 and 1997, respectively. The Company anticipates that the raw materials, which had been previously expensed prior to FDA approval, will be fully utilized in 1999. The Company also expects international revenues to continue to increase as a proportion of total revenues. These factors will have the effect of reducing the gross margin but may be offset in part by production efficiencies at the new manufacturing facility.

     Research and development expenses for the quarter ended June 30, 1998 were $5.4 million compared to $1.9 million in the quarter ended June 30, 1997. For the six months ended June 30, 1998 and 1997, research and development expenses were $9.2 million and $4.0 million, respectively. The increase was mainly due to new product development. As a result of the Company's recent restructuring, it expects that research and development expenses will decrease from current levels.

     Selling, general and administrative expenses for the quarter ended June 30, 1998 were $17.6 million, $6.3 million higher than the quarter ended June 30, 1997. The increase primarily related to higher selling and marketing expenses associated with the Innovex contract sales organization and expanding the Company's direct sales force from 50 to 74 sales representatives. For the six months ended June 30, 1998, selling, general and administrative expenses were $34.6 million, $11.5 million higher than the same period in 1997. The increase was almost entirely due to spending on a direct-to-consumer advertising campaign and costs associated with expanding the direct sales force and adding the Innovex contract sales force. The Company also discontinued its direct-to-consumer advertising program designed to create patient awareness. In addition, on July 8, 1998, the Company announced its decision to seek a major pharmaceutical partner to market, distribute and sell MUSE (alprostadil) in the U.S. and its comprehensive effort to reduce expenses. As a first step, the Company agreed to facilitate the transition of its direct sales force to ALZA. Sales personnel joining ALZA will continue to sell MUSE on a limited basis until December 31, 1998. VIVUS also terminated its sales force services agreement with Innovex and reduced personnel in administration, research and development, clinical and marketing departments. As a result of the restructuring, the Company expects its selling, general and administrative expenses to decrease from the current level.

     Interest and other income for the three and six months ended June 30, 1998 were $0.6 million and $1.5 million, respectively, compared with $1.3 million and $2.4 million for the same periods in 1997. The decrease was primarily the result of lower average invested cash balances. The Company expects lower interest income for the remainder of 1998 due to lower average invested cash balances.

     Because of the first quarter loss in 1998, the Company recorded a tax benefit of $0.6 million. The Company reversed this tax benefit because of continued losses in the second quarter, resulting in no provision for income taxes for the six months ended June 30, 1998. The Company's effective tax rate was 17% and 19% of income before taxes for the three and six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed operations primarily from the sale of preferred and common stock. Through June 30, 1998, VIVUS has raised $153.0 million from financing activities. Cash, cash equivalents and available-for-sale securities totaled $25.4 million at June 30, 1998 compared with $44.2 million at March 31, 1998 and $91.7 million at December 31, 1997. The $66.3 million decrease in cash resulted from several factors, including the Company's repurchase of its common stock during the first quarter of 1998 ($23.6 million), net losses for the first six months of 1998, capital spending associated with the new manufacturing facility in New Jersey, payments in the first quarter of 1998 for 1997 sales commissions and a lawsuit settlement payment.

     Accounts receivable at June 30, 1998 were $8.2 million compared with $11.8 million at December 31, 1997, a decrease of $3.6 million. The decrease was primarily due to lower sales.

     Current liabilities were $25.1 million at June 30, 1998, compared with $26.7 million at December 31, 1997, a reduction of $1.6 million. The reduction primarily relates to a lawsuit settlement payment and payment of 1997 sales commissions, partially offset by accruals associated with the restructuring charges.

     Capital expenditures in the six months ended June 30, 1998 were $12.1 million compared with $10.8 million for the same period in 1997, an increase of $1.4 million. This increase primarily resulted from additional costs associated with the Company's new 90,000 square foot production facility in New Jersey.

     The Company expects to incur substantial additional costs, including expenses related to its manufacturing facilities in New Jersey and a new manufacturing facility in Europe, new product pre-clinical and clinical costs, ongoing research and development activities, and general corporate purposes. The Company anticipates that its existing capital resources will not be sufficient to support the Company's operations through the commercial introduction of MUSE (alprostadil) in all international markets or for the introduction of any additional future products. The Company is currently seeking other sources of financing to support its operations. In August 1998, the Company received a nonbinding commitment letter for a proposed $10 million lease under an equipment leasing program. Initially, the Company would receive $7.5 million of the total lease balance upon execution of mutually agreeable documentation. The remaining $2.5 million would become available upon the Company successfully meeting certain financial milestones for the third and fourth quarters of 1998. The proposed lease term would be five years, and as collateral, the lender would have a claim on the equipment being financed, and a security interest to certain other assets of the Company that is junior to the security interest of a working capital lender. The Company is currently negotiating the documentation for the proposed $10 million lease. There can be no assurance that the proposed lease will be completed, if at all. Failure to successfully negotiate the proposed lease will have a material adverse affect on the Company's business, financial condition and results of operations. The Company is also seeking other financing sources, such as receivables financing and credit lines, to provide additional capital resources. There can be no assurance that the Company will be able to secure financing from other sources. Furthermore, the Company may also be required to issue additional equity or debt securities and may use other financing sources including, but not limited to corporate alliances and lease financing to fund the future development and possible commercial launch of its future products. The sale of additional equity securities would result in additional dilution to the Company's stockholders. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) results of operations; (ii) the level of resources that the Company devotes to expanding manufacturing capacity; (iii) the activities of competitors; (iv) the progress of the Company's research and development programs; (v) the timing and results of pre-clinical testing and clinical trials; (vi) technological advances; and (vii) the level of resources that the Company devotes to sales and marketing capabilities.

     The Management's Discussion and Analysis of Financial Condition and Results of Operations section contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth in this Liquidity and Capital Resources section, the Risk Factors section, the Results of Operations section and the Description of Business section. The discussion of those factors is incorporated herein by this reference as if said discussion was fully set forth at this point.

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

                                  RISK FACTORS

LIMITED SALES AND MARKETING EXPERIENCE; DEPENDENCE ON THIRD PARTIES

     Before commercially launching its first product, MUSE (alprostadil), in January 1997, the Company had no experience in the sale, marketing and distribution of pharmaceutical products. In the United States, the Company initially marketed and sold its products through a direct sales force of approximately 74 sales representatives. Effective February 1998, the Company entered into a sales force services agreement with Innovex Inc. ("Innovex") under which it added approximately 150 contract sales representatives, the substantial majority of whom called upon primary care physicians ("PCPs"). On March 27, 1998, the FDA approved Viagra (sildenafil), an oral pill produced by Pfizer for the treatment of male impotence. Pfizer commercially introduced sildenafil in the U.S. in April 1998. The introduction of sildenafil dramatically increased the number of men seeking treatment for impotence and significantly decreased demand for MUSE (alprostadil). Since the launch of sildenafil, MUSE (alprostadil) prescriptions have declined approximately 70%. The Company believes that the launch of sildenafil has dramatically increased the role of the PCP in the treatment of erectile dysfunction patients. Under the new erectile dysfunction market dynamics, the Company recognized that the infrastructure of a major pharmaceutical company was needed to support a sales force large enough to effectively address the needs of the PCP. Therefore, on July 8, 1998, the Company announced a strategic decision to seek a major pharmaceutical partner to market, distribute and sell MUSE (alprostadil) in the U.S. As the first step in the implementation of the Company's new strategy and to immediately reduce expenses, the Company terminated its agreement with Innovex and agreed to facilitate the transition of its direct sales representatives to ALZA. Sales personnel joining ALZA will continue to sell MUSE (alprostadil) on a limited basis until December 31, 1998. Accordingly, the Company is highly dependent upon the efforts of ALZA during this period, and there can be no assurance that ALZA's sales efforts will be successful. There can be no assurance that the Company will partner with a major pharmaceutical company to market, distribute and sell MUSE, or that such a partnership would be on reasonable terms. Further, there can be no assurance that such a partner will be able to successfully market, distribute and sell MUSE. Should the Company establish such a relationship, the Company's U.S. marketing efforts will depend substantially on the partner's efforts. The partner may have other commitments and may not commit the necessary resources to effectively market, distribute and sell the Company's products. If the Company cannot establish such a relationship, it will have to develop an alternative strategy for marketing, distributing and selling its products in the U.S.

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

     In January 1997, the Company signed an international marketing agreement with Janssen, a subsidiary of Johnson & Johnson. Janssen will purchase the Company's products for resale in China, multiple Pacific Rim countries (excluding Japan), Canada, Mexico and South Africa. As consideration for execution of the international marketing agreement, Janssen paid the Company $5 million. In October 1997, the Company signed an international marketing agreement, amending the earlier agreement with Janssen, that expanded Janssen's territories to include the Middle East, Russia, the Indian sub-continent, and Africa. As consideration for execution of the expanded international territory marketing agreement, Janssen paid the Company $2 million. The Company will receive additional payments in the event certain other milestones are achieved. However, there can be no assurance that such milestones will be achieved. As a result of this distribution agreement with Janssen, the Company is dependent on Janssen's efforts to distribute and sell the Company's products effectively in the above mentioned markets. There can be no assurance that such efforts will be successful. The Company has received indications from Janssen that regulatory approvals in certain Middle Eastern countries will be granted later than initially anticipated.

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

INTENSE COMPETITION

     Competition in the pharmaceutical and medical products industries is intense and is characterized by extensive research efforts and rapid technological progress. Certain treatments for erectile dysfunction exist, such as oral medications, needle injection therapy, vacuum constriction devices and penile implants, and the manufacturers of these products will continue to improve these therapies. The most significant competitive therapy is Viagra (sildenafil), an oral medication by Pfizer, for which it received regulatory approval in the United States in March 1998 and has filed for regulatory approval in Europe. The commercial launch of sildenafil in the U.S. in April, 1998 dramatically increased the number of men seeking treatment for impotence and significantly decreased demand for MUSE (alprostadil). Since the launch of sildenafil, MUSE (alprostadil) prescriptions have declined approximately 70%. The Company anticipates that the commercial launch of sildenafil in Europe and other international countries may decrease the international demand for MUSE (alprostadil). Such a decrease would have a material adverse effect on the Company's business, financial condition, and results of operations. As a result of this and other factors, including higher costs of goods sold related to the Company's ramp up of its new manufacturing facility, and higher marketing and sales costs primarily related to the sales force expansion via the Innovex contract pharmaceutical sales organization, the Company experienced an operating loss of $24.2 million, or $0.76 per share, in the second quarter of 1998. The Company is currently seeking a major pharmaceutical partner to market, distribute and sell MUSE (alprostadil) in the U.S. There can be no assurance that this strategy will be successful in increasing domestic demand for MUSE (alprostadil).

     Additional competitive products in the erectile dysfunction market include needle injection therapy products from The Upjohn Company and Schwartz Pharma, which were approved by the FDA in July 1995 and June 1997, respectively. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of erectile dysfunction. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than the Company. In addition, these companies have significantly greater experience than the Company in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research in the area of erectile dysfunction. For instance, Zonagen, Inc. has filed for FDA approval of its oral treatment and has recently received approval in Mexico; Pentech Pharmaceutical, Inc. has an oral medication in Phase III clinical trials; and Senetek has a needle injection therapy product approved recently in Denmark and has filed for approval in other countries. These entities may market commercial products either on their own or through collaborative efforts. For example, Zonagen, Inc. announced a worldwide marketing agreement with Schering-Plough in November 1997. The Company's competitors may develop technologies and products that are more effective than those currently marketed or being developed by the Company. Such developments would render the Company's products less competitive or possibly obsolete. The Company is also competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited experience.

LIMITED MANUFACTURING EXPERIENCE; CAPACITY CONSTRAINTS

     The Company has limited experience in manufacturing MUSE (alprostadil) in commercial quantities. Up until the commercial launch of sildenafil, the Company had experienced product shortages due to higher than expected demand and difficulties encountered in scaling up production of MUSE (alprostadil). The Company leased 90,000 square feet of space in New Jersey in which it has constructed additional manufacturing and testing facilities . The FDA and MCA authorized the Company to begin commercial production and shipment of MUSE (alprostadil) from its new facility in June 1998 and March 1998, respectively. With the added capacity, the Company does not anticipate capacity constraints in the foreseeable future. However, if the Company encounters further difficulties with either of its current manufacturing facilities, capacity issues could arise. Such capacity constraints could strain relationships with distribution partners due to the need to allocate product between domestic and international markets, and possibly cause patients to seek alternative therapies. Such events could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has recently experienced various manufacturing difficulties that have resulted in production and shipment delays and higher costs. In turn, revenues from the sale of MUSE (alprostadil) will be delayed, which will have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company and certain of its suppliers and service providers are subject to routine periodic inspections by the FDA and certain state and foreign regulatory agencies for compliance with current Good Manufacturing Practices
(cGMP) and other applicable regulations. Certain of the Company's suppliers were inspected for compliance with cGMP requirements as part of the approval process. However, upon routine re-inspection of these facilities, there can be no assurance that the FDA will find the manufacturing process or facilities to be in compliance with cGMP and other regulations. A routine re-inspection of Chinoin, one of the Company's two sources of alprostadil, resulted in the issuance of an FDA Form 483 which set forth areas where Chinoin was not in compliance with cGMP requirements. Chinoin has successfully responded to the FDA report, and is in compliance with cGMP requirements. Failure to achieve satisfactory cGMP compliance as confirmed by routine regulatory inspections could have a significant adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious cases, result in the issuance of a regulatory warning letter or seizure or recall of products, injunction and/or civil fines.

     In connection with post-approval inspections of the Company's New Jersey manufacturing facility at Paco, the FDA issued the Company FDA Forms 483 and a Warning Letter, which detailed specific areas where the FDA observed that the Company's operations were not in full compliance with some areas of cGMP requirements. On November 19, 1997, after taking corrective action and providing the FDA a written response to the FDA observations, the Company received a letter from the FDA affirming that the Company's facility at Paco is in substantial compliance with cGMP requirements. Failure to maintain satisfactory cGMP compliance could have a material adverse effect on the Company's ability to continue to market and distribute its products and, in the most serious cases, could result in the issuance of additional Warning Letters, seizure or recall of products, civil fines or closure of the Company's manufacturing facility until cGMP compliance is achieved.

DEPENDENCE ON THE COMPANY'S TRANSURETHRAL SYSTEM FOR ERECTION

     The Company currently relies upon a single therapeutic approach to treat erectile dysfunction, its transurethral system for erection. Certain side effects have been found to occur with the use of MUSE (alprostadil). Mild to moderate transient penile/perineal pain was experienced by 21 percent to 42 percent of patients (depending on dosage) treated with MUSE (alprostadil) in the Company's Phase II/III Dose Ranging study. Moderate to severe decreases in blood pressure were experienced by 1 percent to 4 percent of patients (depending on dosage) treated with MUSE (alprostadil) in such study and in a few instances (0.4 percent), patients experienced syncope (fainting). During 1997, the first year of commercial use of MUSE (alprostadil), the incidence of adverse side effects was consistent with that experienced in clinical trials.

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

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

     The Company expects to incur substantial additional costs, including expenses related to its manufacturing facilities in New Jersey and a new manufacturing facility in Europe, new product pre-clinical and clinical costs, ongoing research and development activities, and general corporate purposes. The Company anticipates that its existing capital resources will not be sufficient to support the Company's operations through the commercial introduction of MUSE (alprostadil) in all international markets or for the introduction of any additional future products. The Company is currently seeking other sources of financing to support its operations. In August 1998, the Company received a nonbinding commitment letter for a proposed $10 million lease under an equipment leasing program. Initially, the Company would receive $7.5 million of the total lease balance upon execution of mutually agreeable documentation. The remaining $2.5 million would become available upon the Company successfully meeting certain financial milestones for the third and fourth quarters of 1998. The proposed lease term would be five years, and as collateral, the lender would have a claim on the equipment being financed, and a security interest to certain other assets of the Company that is junior to the security interest of a working capital lender. The Company is currently negotiating the documentation for the proposed $10 million lease. There can be no assurance that the proposed lease will be completed, if at all. Failure to successfully negotiate the proposed lease will have a material adverse affect on the Company's business financial condition and results of operations. The Company is also seeking other financing sources, such as receivables financing and credit lines, to provide additional capital resources. There can be no assurance that the Company will be able to secure financing from other sources. The Company may also be required to issue additional equity or debt securities and may use other financing sources including, but not limited to corporate alliances and lease financing to fund the future development and possible commercial launch of its future products. The sale of additional equity securities would result in additional dilution to the Company's stockholders. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) results of operations; (ii) the level of resources that the Company devotes to expanding manufacturing capacity; (iii) the activities of competitors; (iv) the progress of the Company's research and development programs; (v) the timing and results of pre-clinical testing and clinical trials; (vi) technological advances; and
(vii) the level of resources that the Company devotes to sales and marketing capabilities.

HISTORY OF LOSSES AND LIMITED OPERATING HISTORY

     The Company has generated a cumulative net loss of $56.1 million for the period from its inception through June 30, 1998. In order to return to profitability, the Company must successfully manufacture and market MUSE (alprostadil) and adjust its expenditures in conjunction with lower product revenues. The Company is subject to a number of risks including its ability to successfully market, distribute and sell its product, intense competition, its ability to scale-up manufacturing capabilities, its reliance on a single therapeutic approach to erectile dysfunction and its ability to secure additional operating capital. There can be no assurance that the Company will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of the Company's future success. Since the launch of sildenafil, a competitive oral product, MUSE (alprostadil) prescriptions have declined approximately 70%. As a result of this and other factors, including higher costs of good sold related to the Company's ramp up its new manufacturing facility, and higher marketing and sales costs primarily related to the sales force expansion via the Innovex contract pharmaceutical sales organization, the Company experienced an operating loss of $24.2 million, or $0.76 per share, in the second quarter of 1998. Included in the second quarter 1998 results is a one-time charge of $6.5 million related to the Company restructuring its operations. The goal of this restructuring is to reduce expenses in order to facilitate a return to profitability. The Company does not believe that it will return to profitability in 1998 due to a number of factors, including costs associated with the restructuring, domestic and international competition from Pfizer and manufacturing difficulties.

     The Company began generating revenues from product sales in January 1997. The Company has limited experience in manufacturing and selling MUSE (alprostadil) in commercial quantities. If international sales increase as anticipated, gross margins will be adversely impacted and will only improve if the Company is successful in lowering its cost of goods sold. If the Company encounters further difficulties with its current manufacturing facility, capacity issues could arise. Such capacity constraints could strain relationships with distribution partners due to the need to allocate product between domestic and international markets, and possibly cause patients to seek alternative therapies. Such events could have a material adverse effect on the Company's business, financial condition and results of operations. Whether the Company can successfully manage the transition to a large scale commercial enterprise will depend upon its ability to successfully market, distribute and sell its product, further develop its manufacturing capability and attain foreign regulatory approvals for MUSE (alprostadil). Failure to make such a transition successfully would have a material adverse effect on the Company's business, financial condition and results of operations. The Company has recently experienced various manufacturing difficulties that have resulted in production and shipment delays and higher costs. In turn, revenues from the sale of MUSE (alprostadil) will be delayed which will have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

     The Company's progress to date has been highly dependent upon the skills of a limited number of key management personnel. To reach its future business objectives, the Company will need to hire and retain numerous qualified personnel in the areas of research and development, manufacturing, clinical trial management and pre-clinical testing. Due to recent decreases in the Company's stock price and demand for MUSE (alprostadil), there can be no assurance that the Company will be able to hire and retain such personnel, as the Company must compete with other companies, academic institutions, government entities and other agencies. The loss of any of the Company's key personnel or the failure to attract or retain necessary new employees could have an adverse effect on the Company's research, product development and business operations.

RISKS RELATING TO INTERNATIONAL OPERATIONS

     The Company's products are currently marketed internationally. Changes in overseas economic and political conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could have a material adverse effect on the Company's business, financial condition and results of operations. The current economic instability in Asia has resulted in weaker than expected sales of MUSE (alprostadil) in the Asian markets. The international nature of the Company's business is also expected to subject it and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or the Company's products are sold. The regulation of drug therapies in a number of such jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS

     The Company's research, pre-clinical development, clinical trials, manufacturing and marketing of its products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Clinical trials, manufacturing and marketing of the Company's products will be subject to the rigorous testing and approval processes of the FDA and equivalent foreign regulatory agencies. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The Company completed pivotal clinical trials in 1995 and submitted an NDA for its first product, MUSE (alprostadil), to the FDA in March 1996. In November 1996, the Company received final marketing clearance from the FDA for MUSE (alprostadil). In November 1997, the Company obtained regulatory marketing clearance by the MCA to market MUSE (alprostadil) in the United Kingdom. MUSE (alprostadil) has also been approved in Argentina, Brazil, Canada, Hong Kong, Mexico, New Zealand, Philippines, Singapore, South Africa, Sweden, Switzerland and Thailand.

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

     The Company has submitted applications for approval of MUSE (alprostadil) in several other countries, including China and Australia. These applications will be subject to rigorous approval processes. There can be no assurance that approval in these or other countries will be granted on a timely basis, if at all, or if granted, that such approval will not contain significant limitations in the form of warnings, precautions or contraindications with respect to condition of use. Any delay in obtaining, or failure to obtain such approval would adversely affect the Company's ability to generate product revenue. The Company has received indications from one of its international marketing partners that regulatory approvals in certain Middle Eastern countries will be granted later than initially anticipated.

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

     The Company obtains the necessary raw materials and components for the manufacture of MUSE (alprostadil) as well as certain services, such as testing and sterilization, from third parties. The Company currently contracts with suppliers and service providers, including foreign manufacturers, that are required to comply with strict standards established by the Company. Certain suppliers and service providers are required by the Federal Food, Drug, and Cosmetic Act, as amended, and by FDA regulations to follow cGMP requirements and are subject to routine periodic inspections by the FDA and certain state and foreign regulatory agencies for compliance with cGMP and other applicable regulations. Certain of the Company's suppliers were inspected for cGMP compliance as part of the approval process. However, upon routine re-inspection of these facilities, there can be no assurance that the FDA will find the manufacturing process or facilities to be in compliance with cGMP and other regulations. A routine re-inspection of Chinoin, one of the Company's two sources of alprostadil, resulted in the issuance of an FDA Form 483 which set forth areas where Chinoin was not in compliance with cGMP requirements. Chinoin has successfully responded to the FDA report, and is in compliance with cGMP requirements. Failure to achieve satisfactory cGMP compliance as confirmed by routine inspections could have a material adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious case, result in the issuance of a regulatory Warning Letter or seizure or recall of products, injunction and/or civil fines.

     In connection with post-approval inspections of the Company's New Jersey manufacturing facility at Paco, the FDA issued the Company FDA Forms 483 and a Warning Letter, which detailed specific areas where the FDA observed that the Company's operations were not in full compliance with some areas of cGMP requirements. On November 19, 1997, after taking corrective action and providing the FDA a written response to the FDA observations, the Company received a letter from the FDA affirming that the Company's facility at Paco is in substantial compliance with cGMP requirements. Failure to maintain satisfactory cGMP compliance could have a material adverse effect on the Company's ability to continue to market and distribute its products and, in the most serious cases, could result in the issuance of additional Warning Letters, seizure or recall of products, civil fines or closure of the Company's manufacturing facility until cGMP compliance is achieved.

PROPRIETARY RIGHTS AND RISK OF PATENT LITIGATION

     The Company's success will depend, in large part, on the strength of its current and future patent position relating to the administration of pharmacologic agents for the treatment of erectile dysfunction. The Company's patent position, like that of other pharmaceutical companies, is highly uncertain and involves complex legal and factual questions. The claims of any patent applications may be denied or significantly narrowed and issued patents may not provide significant commercial protection to the Company. The Company could incur substantial costs in proceedings before the United States Patent and Trademark Office, including interference and reexamination proceedings. Interference proceedings could also result in adverse decisions as to the priority of the Company's licensed or assigned inventions. There is no assurance that the Company's patents will not be successfully challenged or designed around by others.

     The Company is presently involved in an opposition proceeding that was instigated by the Pharmedic Company against a European patent that is exclusively licensed to VIVUS. As a result of the opposition proceeding, certain claims in the European patent were held to be unpatentable by the Opposition Division of the European Patent Office ("EPO"). These claims all related to pharmaceutical compositions that include prostaglandin E1. The patentability of all other claims in the patent was confirmed (i.e., claims directed to the use of active agents in the treatment of erectile dysfunction by administration via the urethra to the corpora cavernosa, and to a pharmaceutical composition claim for prazosin). The Company appealed the EPO's decision with respect to the pharmaceutical composition claims that were held unpatentable and the Pharmedic Company appealed the EPO's decision with respect to the claims that were held patentable, but Pharmedic's appeal has since withdrawn. Despite the withdrawal of the Pharmedic Company from the appeal process, the Company has continued with its own appeal in an attempt to reinstate the composition claims. The EPO Appeals Board must make its own finding whether the claims that were deemed unpatentable by the Opposition Division are indeed patentable before it can reverse the Opposition Division's decision. There can be no assurance that the appeal will be successful or that further challenges to the Company's European patent will not occur should the Company try to enforce the patent in the various European courts.

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

UNCERTAINTY OF PHARMACEUTICAL PRICING AND REIMBURSEMENT

     In the United States and elsewhere, sales of pharmaceutical products are dependent, in part, on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. With the introduction of sildenafil, third party payors have begun to restrict or eliminate reimbursement for patients for erectile dysfunction treatments. While more than 70 percent of prescriptions for MUSE (alprostadil) were reimbursed by third party payors during 1997 and the first half of 1998 there can be no assurance that the Company's products will be considered cost effective and that reimbursement to the consumer will continue to be available or sufficient to allow the Company to sell its products on a competitive basis.

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

POTENTIAL VOLATILITY OF STOCK PRICE

     The stock market has recently experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market price of the Company's Common Stock has been highly volatile and is likely to continue to be so. Factors such as the Company's ability to increase demand for its product in the United States, the Company's ability to successfully sell its product in the United States and internationally, variations in the Company's financial results and its ability to obtain needed financing, announcements of technological innovations or new products by the Company or its competition, comments by security analysts, adverse regulatory actions or decisions, any loss of key management, the results of the Company's clinical trials or those of its competition, changing governmental regulations, patents or other proprietary rights, product or patent litigation or public concern as to the safety of products developed by the Company, may have a significant effect on the market price of the Company's Common Stock.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On February 18, 1998, a purported shareholder class action entitled Crain et al. v Vivus, Inc. et al., was filed in Superior Court of the State of California for the County of San Mateo. Five identical complaints were subsequently filed in the same court. These complaints were filed on behalf of a purported class of persons who purchased stock between May 15 and December 9, 1997. The complaints allege that the Company and certain current and former officers or directors artificially inflated the Company's stock price by issuing false and misleading statements concerning the Company's prospects and issuing false financial statements. The complaints do not specify the damages resulting from the alleged conduct. The state court cases have been consolidated, and the Company anticipates that the plaintiffs will file a consolidated and amended complaint. On March 16, 1998, a purported shareholder class action entitled Cramblit et al. v. Vivus, Inc. et al. was filed in the United States District Court for the Northern District of California. Five additional complaints were subsequently filed in the same court. The federal complaints were filed on behalf of a purported class of persons who purchased stock between May 2 and December 9, 1997. The federal complaints assert the same factual allegations as the state court complaints, but asserts legal claims under the Federal Securities Laws. The federal court cases have been consolidated and a lead plaintiff has been appointed. The Company anticipates that the plaintiffs will file a consolidated and amended complaint. The Company believes the complaints lack merit and the Company will vigorously defend itself in the pending actions.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held May 21, 1998. Matters voted on at that meeting were: (i) the election of seven directors and (ii) the confirmation of the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ended December 31, 1998. Tabulation for each proposal and individual director were as follows:

                       PROPOSAL I. ELECTION OF DIRECTORS

                       DIRECTOR                            FOR        WITHHELD
                       --------                            ---        --------
Virgil A. Place, MD...................................  26,099,480    250,391
Leland F. Wilson......................................  26,099,480    250,391
Richard L. Casey......................................  26,099,480    250,391
Brian H. Dovey........................................  26,099,480    250,391
Elizabeth A. Fetter...................................  26,098,180    251,691
Linda Jenckes.........................................  26,099,480    250,391
Joseph E. Smith.......................................  26,099,480    250,391

      PROPOSAL II. CONFIRMATION OF THE APPOINTMENT OF ARTHUR ANDERSEN LLP

   FOR      AGAINST   ABSTAIN   NO VOTE
   ---      -------   -------   -------
26,230,785  69,955    50,131      --

ITEM 5. OTHER INFORMATION

     With respect to stockholder proposals not included in the Company's proxy statement for the 1999 Annual Meeting of Stockholders, the persons named in management's proxy for the 1999 Annual Meeting of Stockholders will be entitled to exercise the discretionary voting power conferred by such proxy under the circumstances specified in Rule 14a-4(c) under the Securities Exchange Act of 1934, of the date of mailing of the proxy statement for the 1999 Annual Meeting of Stockholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS (in accordance with Item 601 of Regulation S-K)

      EXHIBIT
      NUMBER
      -------
       (7)3.2    Amended and Restated Certificate of Incorporation of the
                 Company
       (4)3.3    Bylaws of the Registrant, as amended
       (8)3.4    Certificate of Designations of Rights, Preferences and
                 Privileges of Series A Participating Preferred Stock
       (7)4.1    Specimen Common Stock Certificate of the Registrant
       (1)4.2    Registration Rights, as amended
       (1)4.4    Form of Preferred Stock Purchase Warrant issued by the
                 Registrant to Invemed Associates, Inc., Frazier Investment
                 Securities, L.P., and Cristina H. Kepner

      EXHIBIT
      NUMBER
      -------
       (8)4.5    Second Amended and Restated Preferred Shares Rights
                 Agreement, dated as of April 15, 1997 by and between the
                 Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights
                 Certificate and the Summary of Rights attached thereto as
                 Exhibits A, B, and C, respectively
     (1)+10.1    Assignment Agreement by and between Alza Corporation and the
                 Registrant dated December 31, 1993
     (1)+10.2    Memorandum of Understanding by and between Ortho
                 Pharmaceutical Corporation and the Registrant dated February
                 25, 1992
      (1)10.3    Assignment Agreement by and between Ortho Pharmaceutical
                 Corporation and the Registrant dated June 9, 1992
     (1)+10.4    License Agreement by and between Gene A. Voss, MD, Allen C.
                 Eichler, MD, and the Registrant dated December 28, 1992
     (1)+10.5A   License Agreement by and between Ortho Pharmaceutical
                 Corporation and Kjell Holmquist AB dated June 23, 1989
     (1)+10.5B   Amendment by and between Kjell Holmquist AB and the
                 Registrant dated July 3, 1992
      (1)10.5C   Amendment by and between Kjell Holmquist AB and the
                 Registrant dated April 22, 1992
     (1)+10.5D   Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992
     (1)+10.6A   License Agreement by and between Amsu, Ltd., and Ortho
                 Pharmaceutical Corporation dated June 23, 1989
     (1)+10.6B   Amendment by and between Amsu, Ltd., and the Registrant
                 dated July 3, 1992
      (1)10.6C   Amendment by and between Amsu, Ltd., and the Registrant
                 dated April 22, 1992
     (1)+10.6D   Stock Purchase Agreement by and between Amsu, Ltd., and the
                 Registrant dated July 10, 1992
      (1)10.7    Supply Agreement by and between Paco Pharmaceutical
                 Services, Inc., and the Registrant dated November 10, 1993
      (1)10.10   Lease by and between McCandless-Triad and the Registrant
                 dated November 23, 1992, as amended
      (4)10.11   Form of Indemnification Agreements by and among the
                 Registrant and the Directors and Officers of the Registrant
      (2)10.12   1991 Incentive Stock Plan and Form of Agreement, as amended
      (1)10.13   1994 Director Option Plan and Form of Agreement
      (1)10.14   Form of 1994 Employee Stock Purchase Plan and Form of
                 Subscription Agreement
      (1)10.17   Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay
     (3)+10.21   Distribution Services Agreement between the Registrant and
                 Synergy Logistics, Inc. (a wholly-owned subsidiary of
                 Cardinal Health, Inc.) dated February 9, 1996
     (3)+10.22   Manufacturing Agreement between the Registrant and CHINOIN
                 Pharmaceutical and Chemical Works Co., Ltd. dated December
                 20, 1995
    (11)+10.22A  Amendment One, dated as of December 11, 1997, to the
                 Manufacturing Agreement by and between VIVUS and CHINOIN
                 Pharmaceutical and Chemical Works Co., Ltd. dated December
                 20, 1995

      EXHIBIT
      NUMBER
      -------
     (6)+10.23   Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996
     (5)+10.24   Distribution Agreement made as of May 29, 1996 between the
                 Registrant and Astra AB
     (7)+10.27   Distribution Agreement made as of January 22, 1997 between the Registrant and Janssen Pharmaceutica International, a
                 division of Cilag AG International
    (11)+10.27A  Amended and Restated Addendum 1091, dated as of October 29,
                 1997, between VIVUS International Limited and Janssen
                 Pharmaceutica International
      (7)10.28   Lease Agreement made as of January 1, 1997 between the
                 Registrant and Airport Associates
      (7)10.29   Lease Amendment No. 1 as of February 15, 1997 between
                 Registrant and Airport Associates
     (10)10.29A  Lease Amendment No. 2 dated July 24, 1997 by and between the
                 Registrant and Airport Associates
     (10)10.29B  Lease Amendment No. 3 dated July 24, 1997 by and between the
                 Registrant and Airport Associates
      (7)10.30   Lease agreement by and between 605 East Fairchild
                 Associates, L.P. and Registrant dated as of March 5, 1997
     (9)+10.31   Manufacture and Supply Agreement between Registrant and
                 Spolana Chemical Works, A.S. dated May 30, 1997
     (11)10.32A  Agreement between ADP Marshall, Inc. and the Registrant dated December 19, 1997
     (11)10.32B  General Conditions of the Contract for Construction
     (11)10.32C  Addendum to General Conditions of the Contract for
                 Construction
      ++10.34    Agreement dated as of June 30, 1998 between Registrant and
                 Alza Corporation
      ++10.35    Sales Force Transition Agreement dated July 6, 1998 between
                 Registrant and Alza Corporation
          27.1   Financial Data Schedule

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

Date: August 14, 1998                     VIVUS, Inc.

                                                   /s/ David C. Yntema
                                          --------------------------------------
                                                     David C. Yntema
                                                 Chief Financial Officer

                                                   /s/ Leland F. Wilson
                                          --------------------------------------
                                                     Leland F. Wilson
                                          President and Chief Executive Officer

                                  VIVUS, INC.

                               INDEX TO EXHIBITS*

EXHIBIT                            DESCRIPTION
-------                            -----------
++10.34    Agreement dated as of June 30, 1998 between Registrant and
           Alza Corporation
++10.35    Sales Force Transition Agreement dated July 6, 1998, between
           Registrant and Alza Corporation.
 27.1      Financial Data Schedule

---------------
* Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 6 of the Quarterly Report on Form 10-Q.

++ Confidential treatment requested.