Form 10-K
period 1998-12-31
VIVUS INC
filed 1999-03-31
CIK 881524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED                             COMMISSION FILE NUMBER
                DECEMBER 31, 1998                                        0-23490

                            ------------------------

                                   VIVUS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                           94-3136179
 (STATE OR OTHER JURISDICTION OF INCORPORATION OR          (IRS EMPLOYER IDENTIFICATION NUMBER)
                   ORGANIZATION)

           605 EAST FAIRCHILD DRIVE, MOUNTAIN VIEW, CALIFORNIA 94043
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (650) 934-5200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                        PREFERRED SHARE PURCHASE RIGHTS

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 26, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $78,631,411 (based upon the closing sales price of such stock as reported by The Nasdaq Stock Market on such date). Shares of Common Stock held by each officer, director, and holder of 5 percent or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of February 26, 1999, the number of outstanding shares of the Registrant's Common Stock was 31,721,292.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference from the Registrant's proxy statement for the 1999 Annual Stockholders' Meeting (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  VIVUS, INC.

                             FISCAL 1998 FORM 10-K

                                     INDEX

                                                                            Page
                                 PART I                                     ----

ITEM 1:     Business....................................................      1
ITEM 2:     Properties..................................................     17
ITEM 3:     Legal Proceedings...........................................     17
ITEM 4:     Submission of Matters to a Vote of Security Holders.........     18

                                PART II

ITEM 5:     Market for Registrant's Common Equity And Related
            Stockholder Matters.........................................     18
ITEM 6:     Selected Financial Data.....................................     19
ITEM 7:     Management's Discussion and Analysis of Financial Conditions
            and Results of Operations...................................     20
ITEM 8:     Financial Statements and Supplemental Data..................     25
ITEM 9:     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     44

                                PART III

ITEM 10:    Executive Officers and Directors of the Registrant..........     44
ITEM 11:    Executive Compensation......................................     44
ITEM 12:    Security Ownership of Certain Beneficial Owners And
            Management..................................................     44
ITEM 13:    Certain Relationships and Related Transactions..............     44
ITEM 14:    Exhibits, Financial Statements, Schedules, and Reports on
            Form 8-K....................................................     44
Signatures..............................................................     48

     This Form 10-K contains "forward-looking" statements about future financial results, future products and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: future capital needs and uncertainty of additional financing (page 9); history of losses and limited operating history (pages 9 and 10); limited sales and marketing experience and dependent on third parties (pages 10 and 11); intense competition (page 11); dependence on key personnel (page 11); and other risk factors as stated (pages 12 through 17).

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

     VIVUS, Inc. ("VIVUS" or the "Company"), is the developer and manufacturer of MUSE(R) (alprostadil) and ACTIS(TM), two advancements in the treatment of men with erectile dysfunction ("ED"), also known as impotence. The Company's objective is to become a global leader in the development and commercialization of innovative therapies for the treatment of sexual dysfunction and urologic disorders. The Company intends to market and sell its products through distribution, co-promotion or license agreements with corporate partners. Currently VIVUS markets MUSE and ACTIS in the United States and has retained its rights to market the products in Japan. Elsewhere around the globe, MUSE is partnered with ASTRA AB ("ASTRA") and Janssen Pharmaceutica ("Janssen") through licensing and distribution agreements. VIVUS has active research, development and clinical programs, and it is currently conducting Phase III clinical trials for ALIBRA, its second-generation male ED treatment.

VIVUS STRATEGY

     The Company's objective is to become a global leader in the development and commercialization of innovative therapies for the treatment of sexual dysfunction and urologic disorders. The Company is pursuing this objective through the following strategies:

  Targeted Research and Development (R&D) Efforts

     The Company will exploit its expertise and patent portfolio by focusing its R&D activities on sexual dysfunction, incontinence, premature ejaculation and other urologic disorders.

  Focus on Development and Regulatory Review

     The Company will continue to focus its R&D efforts on developing new patentable uses of known pharmacologic agents for which significant safety data already exists. The Company believes that such agents present a lower development risk profile and may progress more rapidly through the clinical development and regulatory process than agents without preexisting data.

  Maintain Proprietary Technology

     The Company will continue to invest in building its patent portfolio. Currently, VIVUS has been awarded 13 patents and has 19 patent applications pending in the United States. The Company also has 44 patents granted and 22 patents pending internationally.

  Partnering Strategy

     VIVUS is seeking a marketing partner for MUSE, ACTIS and ALIBRA in the United States. The Company has already entered into international marketing agreements for its products with ASTRA and Janssen, which cover all significant countries, except Japan. The Company is also currently seeking a partner to market, distribute and sell its products in Japan.

1998 HIGHLIGHTS

  First Quarter 1998

     During the first quarter, in anticipation of Pfizer's launch of Viagra (sildenafil), VIVUS increased the size of its sales force and expanded its physician call universe of urologists and ED Specialists to include primary care physicians who prescribed treatments for ED. In March, Pfizer announced the approval of sildenafil in the U.S. by the Food and Drug Administration ("FDA") and proceeded to launch sildenafil through a multi-million dollar direct-to-consumer advertising campaign, aided by intense media interest. Pfizer's campaign for sildenafil became the most successful launch to date in the history of the U.S. pharmaceutical market.

     Outside the U.S., MUSE gained international regulatory approvals. VIVUS' marketing partner ASTRA launched MUSE into the United Kingdom in February. In March, the European Medicine Controls Agency ("MCA") approved VIVUS' manufacturing facility for MUSE. Also during the first quarter, MUSE was approved in South Korea.

  Second quarter 1998

     The ED marketplace in the United States changed dramatically during the second quarter of 1998. Primarily based on the media attention engendered by the launch of sildenafil, patients were requesting prescriptions for sildenafil from their primary care physician. Urologists, VIVUS' most cultivated audience, ceased to serve as the leading prescribers of erectile dysfunction therapy. This shift in the marketplace away from the urologist dramatically reduced the impact of VIVUS' sales organization.

     VIVUS' MUSE had positive data presented in several forums during this period. The June edition of The British Journal of Urology reported on a landmark European study in 13 hospitals in the UK, France, Germany, Ireland and The Netherlands which demonstrated that 64% of men who used MUSE achieved an erection sufficient for sexual intercourse. VIVUS also released long-term safety data (in excess of 24 months) with regard to MUSE-related serious adverse effects. Serious adverse events in this long-term study were found to be similar to treatment with placebo; MUSE did not increase the incidence of heart attack, stroke, hospitalization, disability or death.

  Third Quarter 1998

     In July, VIVUS announced a strategic shift in its business model; VIVUS decided to seek a major pharmaceutical partner to promote MUSE in the U.S. marketplace. This change was necessary due to the erosion of market share MUSE suffered, and the very large expense associated with maintaining a competitively sized sales force for a primary care physician marketplace. The Company transferred its sales organization to ALZA Corporation ("ALZA"), and as part of the transfer, the ALZA urology sales representatives continued to detail MUSE to urologists through December 31, 1998. Additionally, the Company terminated its contract sales force agreement with Innovex.

     In August, the Company announced that it had retained Credit Suisse First Boston Corporation to assist the Company in evaluating various strategic alternatives including marketing collaborations or partnerships, acquisition of the Company or other transactions.

     In September, Pfizer received approval in the European Union for sildenafil. Based on the VIVUS' U.S. sales experience post-launch of sildenafil, VIVUS' distribution partners for MUSE notified the Company that they would significantly reduce their orders for MUSE.

     The Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. These steps included significant reductions in personnel, the closing of the contract manufacturing site located in PACO Pharmaceutical Services, Inc., and the termination of the lease for the Company's corporate office. The Company recorded a significant write-down of property, equipment and inventory. The Company significantly scaled back its manufacturing operations as a result of lower domestic and international demand for MUSE. As a result, the Company experienced an operating loss of $54.7 million, or $1.72 per share, in the third quarter of 1998.

  Fourth Quarter 1998

     As a result of the restructuring effort VIVUS initiated in the third quarter, the Company reported net income of $1 million, or $0.03 per share. All Company expenses for the fourth quarter of 1998 were less than the preceding quarters of 1998 as well as the same period in 1997. The Company anticipates that these steps have brought its cost structure in line with current revenue projections, however, there can be no assurance that product demand will not weaken further or that these steps will result in sustained profitability in the future.

     VIVUS made significant progress during the fourth quarter in the area of international approvals. MUSE was approved and launched in Canada and it also received approval for licensing within the European Union.

     The Company announced high efficacy rates for MUSE in the severely dysfunctional radical prostatectomy patient group. VIVUS also reiterated its findings regarding the safety of MUSE in combination with renewed sexual activity in older Americans.

     In November, VIVUS was issued U.S. patent number 5,820,587 for "Method and Kit for Preventing Erectile Dysfunction." The patent describes and protects the use of MUSE, or other transurethral therapies, as a periodically administered treatment to prevent erectile dysfunction. The patent is based on the concept that regular administration of an appropriate therapy transurethrally increases blood flow to the penis, thereby maintaining functional erectile tissue within the penis.

VIVUS' TRANSURETHRAL SYSTEM FOR ERECTION

     Administration. The transurethral system for erection is an easy and painless procedure. The end of the applicator is less than half the diameter of a man's urine stream and is inserted approximately three centimeters into the urethra. To use the transurethral system for erection, a patient urinates, shakes the penis to remove excess urine, inserts the transurethral system for erection into the urethra, releases the medication and then massages the penis between the hands for 10 seconds to distribute the medication.

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

MUSE ADVANTAGES

     VIVUS' transurethral system for erection represents a unique approach to treating ED and is based on the discovery that the urethra, although an excretory duct, can absorb certain pharmacologic agents into the surrounding erectile tissues. This results in enhanced blood flow to the penis. The Company's transurethral system for erection is designed to overcome the limitations of other available therapies through its unique product attributes that include:

     Safety. MUSE is a safe local treatment for patients. It offers an alternative to oral treatments that may have adverse systemic effects.

     Ease of Administration. The Company's transurethral system for erection is easy-to-use with minimal instruction, unlike needle injection therapy that requires precise injection into the penis.

     Minimally-invasive. The Company's transurethral system for erection utilizes urethral delivery, permitting topical application to the urethral lining.

     Discreet. The Company's transurethral system for erection utilizes a small, single-use disposable applicator that can be discreetly applied and is easily integrated into the normal sexual life of the patient. Administration takes less than a minute.

     Quality of Erection. The Company's transurethral system for erection therapy mimics the normal vasoactive process, producing an erection that is more natural than those resulting from needle injection therapy, vacuum constriction devices or penile implants.

CURRENT THERAPIES

     In addition to MUSE, the primary physiological therapies currently utilized for the treatment of ED are:

     Oral Medications. In 1998, Pfizer Inc. received clearance from the FDA to market its oral treatment for ED, sildenafil. Commercial introduction of this new competitive product has adversely effected the Company's business, financial condition and results of operations. SEE "RISK FACTORS -- INTENSE COMPETITION" ON PAGE 12. Yohimbine is another oral medication currently prescribed in the United States for the treatment of ED.

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

SALES AND MARKETING

     The Company intends to market and sell its products worldwide through distribution, co-promotion or license agreements with corporate partners. To date, the Company has entered into marketing agreements with ASTRA and Janssen for certain international markets. The Company is currently seeking a major pharmaceutical partner to market, distribute and sell its products in the U.S. and Japan. There can be no assurance that the Company will be able to successfully enter into additional agreements with corporate partners upon reasonable terms, if at all. To the extent that the Company enters into distribution, co-promotion or license agreements for the sale of its products, the Company will be dependent upon the efforts of third parties. These third parties may have other commitments, and there can be no assurance that they will commit the necessary resources to effectively market, distribute and sell the Company's product. SEE "RISK FACTORS -- LIMITED SALES AND MARKETING EXPERIENCE; DEPENDENCE ON THIRD PARTIES" ON PAGE 11.

  Domestic

     The Company believes that the launch of sildenafil has increased the role of the primary care physician ("PCP") in the treatment of ED. The Company also recognized that the infrastructure of a major pharmaceutical company was needed to effectively address the needs of the PCP. Therefore, on July 8, 1998, the Company announced a strategic decision to seek a major pharmaceutical partner to market, distribute and sell MUSE in the U.S. As the first step in the implementation of the Company's new strategy and to immediately reduce expenses, the Company agreed to facilitate the transition of its direct sales representatives to ALZA. Sales personnel joining ALZA continued to sell MUSE on a limited basis through December 31, 1998. Currently, VIVUS supports MUSE sales in the U.S. through physician and patient information/help lines, sales support for major accounts, and product education newsletters. VIVUS also participates in national urologic and sexual dysfunction forums and conferences such as the American Urologic Association annual meeting and the International Society for Impotence Research. In addition, the Company supports ongoing research and clinical investigation of MUSE and the publication of data in peer-reviewed journals.

     The Company's goal is to market and sell its products through distribution, co-promotion or license agreements with corporate partners. The Company is currently holding discussions with several large pharmaceutical companies seeking a partner for its products within the U.S. marketplace. If the Company cannot establish such a relationship, it will have to develop an alternative strategy for marketing, distributing and selling its products in the U.S.

  International

     The Company has entered into international marketing agreements with ASTRA and Janssen, which cover all significant countries, except Japan. The Company is currently seeking a partner to market, distribute and sell its products in Japan.

     The Company entered into an international marketing agreement with ASTRA in May 1996, to purchase the Company's products for resale in Europe, South America, Central America, Australia and New Zealand. To date, ASTRA has launched MUSE in several countries, including The United Kingdom and Sweden and is expected to launch in several European countries during the second quarter of 1999.

     The Company signed an international marketing agreement with Janssen in January 1997, a subsidiary of Johnson & Johnson. Janssen will purchase the Company's products for resale in China, multiple Pacific Rim countries (excluding Japan), Canada, Mexico and South Africa. In October 1997, the Company signed an agreement that expanded Janssen's territories to include the Middle East, Russia, the Indian sub-continent, and Africa. To date, Janssen has launched MUSE in several countries, including Canada and Mexico.

     A significant number of MUSE approvals and launches are anticipated during the course of 1999. As of March, 1999, approved/licensed countries include:

                                           MARKETING
      COUNTRY            APPROVED           PARTNER
--------------------     --------          ---------
Argentina             November 1997        ASTRA
Australia             December 1998        ASTRA
Austria -- EU         March 1999           ASTRA
Bahrain               September 1998       Janssen
Brazil                January 1998         ASTRA
Canada                August 1998          Janssen
Chile                 December 1998        ASTRA
Cyprus                November 1998        ASTRA
Denmark -- EU         December 1998        ASTRA
France -- EU          March 1999           ASTRA
Finland -- EU         December 1998        ASTRA
Germany -- EU         February 1999        ASTRA
Hong Kong             July 1998            Janssen
Ireland -- EU         February 1999        ASTRA
Israel                October 1998         Janssen
Kuwait                January 1999         Janssen
Luxembourg -- EU      December 1998        ASTRA
Macau                 September 1998       Janssen
Mexico                May 1998             Janssen
The                   February 1999        ASTRA
  Netherlands -- EU
New Zealand           July 1998            ASTRA
Norway                December 1998        ASTRA
Philippines           June 1998            Janssen
Portugal -- EU        February 1999        ASTRA
Singapore             July 1998            Janssen
South Africa          May 1998             Janssen
South Korea           January 1998         Janssen
Sweden -- EU          April 1998           ASTRA
Switzerland           February 1998        ASTRA
Thailand              May 1998             Janssen
United Arab Emirates  June 1998            Janssen
United Kingdom -- EU  November 1997        ASTRA

RESEARCH & DEVELOPMENT

     VIVUS' objective is to become a global leader in the development and commercialization of innovative therapies for the treatment of sexual dysfunction and urologic disorders. To this end, the Company utilizes its expertise and patent portfolio by focusing its R&D activities on male and female sexual dysfunction, incontinence and premature ejaculation. The Company also investigates novel patentable uses of pharmacologic agents for which significant safety data already exists. The Company believes that such agents present a lower development risk profile and may progress more rapidly through the clinical development and regulatory process than agents without preexisting data.

DEVELOPMENT PROJECTS CURRENTLY INCLUDE:

                                         PRODUCT/TECHNOLOGY
             DEVELOPMENT AREA            UNDER INVESTIGATION                STATUS
             ----------------            -------------------                ------

        SEXUAL DYSFUNCTION
        Male Erectile Dysfunction    ALIBRA (alprostadil plus     Phase III
                                     prazosin)
        Female Sexual Dysfunction    Topical application of       Preclinical
                                     vasodilator
        Male Premature Ejaculation                                Preclinical

        UROLOGIC DISORDERS
        Urologic Cancers             Gene therapy                 Preclinical
                                     Hormone Substitution         Preclinical
                                     Therapy
        Incontinence                 Novel drug delivery          Preclinical

     The Company will continue to assess the feasibility and relevance of these and other R&D projects, as determined by the Company's management and Board of Directors.

CLINICAL STUDIES

     In 1998 the Company completed a pharmacokinetic study of the combination of alprostadil and prazosin in men with erectile dysfunction. This study helped the Company determine the best formulation for its second-generation transurethral product containing the combination of alprostadil 125 mcg and prazosin 500 mcg (ALIBRA(R)). Based on this information, the Company initiated a 19-site Phase III study of ALIBRA for the treatment of men with erectile dysfunction. This study completed enrollment of approximately 300 patients in March 1999. Results of this trial will be submitted as part of a New Drug Application (NDA). In 1999 the Company anticipates conducting a long-term (1-year) study of ALIBRA in men with erectile dysfunction.

     The Company has also completed a meta-analysis of the risks of cardiovascular adverse events in men using MUSE. This analysis from the Company's Phase III studies was prompted by the reported concerns about the potential health risks of resuming sexual relations in men with ED. The VIVUS meta-analysis showed that in men using MUSE there was no associated increase in cardiovascular adverse events. In addition, the Company's post-marketing surveillance experience with MUSE has not suggested any increased risk to the patient with cardiovascular disease.

     The Company also published results of an international study of the effect of MUSE on the quality-of-life of men with erectile dysfunction and their spouses. This important study, published in December in The British Journal of Urology, demonstrated in a placebo-controlled manner that the use of MUSE resulted in improvement in a patient's self-esteem and in the relationship of the couple.

     During 1998, VIVUS completed two clinical studies that examined the utility of combining the ACTIS (venous flow controller) with MUSE for the treatment of men with erectile dysfunction. Together these protocols enrolled approximately 500 couples. These studies demonstrated that the use of ACTIS could improve the efficacy of MUSE and that the drug-device combination was well tolerated. Results of these studies were presented at the meetings of the American Urological Association in June 1998 and for the International Society for Impotence Research in August 1998. In addition, the Company initiated a study to examine the efficacy of MUSE in patients who were contraindicated from using sildenafil, had a significant side effect from sildenafil, or who had failed to have an adequate response to sildenafil therapy. The results of this study will be presented at the 1999 meeting of the American Urological Association in Dallas, May 1-6, 1999.

MANUFACTURING AND RAW MATERIALS

     The Company has limited experience in manufacturing and selling MUSE in commercial quantities. The Company had initially experienced product shortages due to higher than expected demand and difficulties encountered in scaling up production of MUSE. The Company leased 90,000 square feet of space in New

Jersey in which it has constructed manufacturing and testing facilities. The FDA and MCA authorized the Company to begin commercial production and shipment of MUSE from its new facility in June and March 1998, respectively. In September 1998, the Company closed its contract manufacturing site within PACO Pharmaceutical Services, Inc. and significantly scaled back its manufacturing operations in the New Jersey facility, as a result of lower domestic and international demand for MUSE. Production is currently significantly below capacity for the plant resulting in a higher per unit cost. As a result, the Company expects that gross margin from the sale of MUSE will be lower in future periods, which will have a material adverse affect on the Company's business, financial condition and results of operations.

     The Company obtains its supply of alprostadil from two sources. The first is Spolana Chemical Works a.s. in Neratovice, Czech Republic ("Spolana") pursuant to a supply agreement that was executed in May 1997. In January 1996, the Company entered into an alprostadil supply agreement with CHINOIN Pharmaceutical and Chemical Works Co., Ltd. ("Chinoin"). Chinoin is the Hungarian subsidiary of the French pharmaceutical company Sanofi Winthrop. Both agreements were amended in December 1998, as a result of excess inventory on hand to reduce future commitments for alprostadil purchases.

     The Company relies on a single injection molding company, The Kipp Group ("Kipp"), for its supply of plastic applicator components. In turn, Kipp obtains its supply of resin, a key ingredient of the applicator, from a single source, Huntsman Corporation. The Company also relies on a single source, E-Beam Services, Inc. ("E-Beam"), for sterilization of its product. There can be no assurance that the Company will be able to identify and qualify additional sources of plastic components and an additional sterilization facility. SEE "RISK FACTORS -- DEPENDENCE ON SINGLE SOURCE OF SUPPLY" ON PAGE 12.

GOVERNMENT REGULATION

     The Company's research, pre-clinical development, clinical trials, manufacturing and marketing of its products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Clinical trials, manufacturing and marketing of the Company's products will be subject to the rigorous testing and approval processes of the FDA and equivalent foreign regulatory agencies. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. The Company completed pivotal clinical trials in 1995 and submitted an NDA for its first product, MUSE, to the FDA in March 1996. In November 1996, the Company received final marketing clearance from the FDA for MUSE. In November 1997, the Company obtained regulatory marketing clearance by the MCA to market MUSE in the United Kingdom. MUSE has also been approved in a significant number of countries around the globe. After regulatory approval is obtained, the Company's products are subject to continual review. SEE "RISK FACTORS -- GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS" ON PAGES 13 AND 14.

     In 1998, the Company leased 90,000 square feet of manufacturing space in Lakewood, New Jersey in which it has constructed manufacturing and testing facilities for the production of MUSE. The FDA and MCA authorized the Company to begin commercial production and shipment of MUSE from its new facility in June and March 1998, respectively.

     VIVUS also obtained approval of MUSE through the Mutual Recognition process for the European Union on December 1, 1998. This approval triggered the individual country licensing process. Licenses are expected during the first and second quarters of 1999. MUSE launches by ASTRA into these countries are anticipated shortly after licensing.

EMPLOYEES

     As of February 26, 1998, the Company employed 101 persons. Of these employees, 73 are located at the manufacturing facility in Lakewood, New Jersey, 23 are located at the Company's corporate headquarters in Mountain View, CA and 5 are in our international office. None of the Company's current employees are represented by a labor union or are the subject of a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

     This Form 10-K contains "forward-looking" statements about future financial results, future products and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: future capital needs and uncertainty of additional financing (page 9); history of losses and limited operating history (pages 9 and 10); limited sales and marketing experience and dependent on third parties (pages 10 and 11); intense competition (page 11); dependence on key personnel (page 11); and other risk factors as stated (pages 12 through 17).

                                  RISK FACTORS

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

     Cash and cash equivalents at December 31, 1998 were $23.9 million, a decrease of $67.8 million from December 31, 1997. The Company anticipates that its existing capital resources combined with anticipated future revenues might not be sufficient to support the Company's operations through the commercial introduction of MUSE in all international markets or for the introduction of any additional future products. The Company is currently seeking other sources of financing to support its operations.

     On October 5, 1998, the Company's Lessor ("plaintiff") named the Company in a civil action in connection with the Company's leased manufacturing facilities, located in Lakewood, New Jersey. The Company's lease requires that the Company provide a removal security deposit in the form of cash or letter of credit. The Company and the Lessor ("plaintiff") have not been able to agree on the amount of the deposit, and the Lessor filed suit asking for specific performance in the amount of $3.3 million. The Company believes the $3.3 million security deposit is excessive and not mandated by the terms of the lease. However, if the Company is required to post a certificate of deposit of $3.3 million, this will have a material adverse effect on the Company's business and financial condition.

     The Company expects that it will be required to issue additional equity or debt securities or use other financing sources including, but not limited to corporate alliances and lease financing to fund operations and the future development and possible commercial launch of its future products. The sale of additional equity securities would result in additional dilution to the Company's stockholders. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) results of operations; (ii) demand for MUSE; (iii) the outcome of litigations; (iv) the activities of competitors; (v) the progress of the Company's research and development programs; (vi) the timing and results of pre-clinical testing and clinical trials; (vii) technological advances; and (viii) the level of resources that the Company devotes to sales and marketing capabilities.

HISTORY OF LOSSES AND LIMITED OPERATING HISTORY

     The Company has generated a cumulative net loss of $109.8 million for the period from its inception through December 31, 1998. In order to sustain profitable operations, the Company must successfully manufacture and market MUSE and adjust its expenditures in conjunction with lower product revenues. The Company is subject to a number of risks including its ability to successfully market, distribute and sell its product, intense competition, and its reliance on a single therapeutic approach to erectile dysfunction and its ability to secure additional operating capital. There can be no assurance that the Company will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of the Company's future success.

     Since the launch of sildenafil, a competitive oral product, MUSE prescriptions have declined by approximately 80% in the U.S. As sildenafil is offered in other countries, it is likely that a large number of current and future impotence patients will want to try this new oral therapy and international demand for

MUSE will be negatively impacted. As a result of this and approvals to market MUSE in Europe occurring later than anticipated, the Company's international marketing partners, Janssen and Astra, have significantly reduced orders for MUSE which will have a material effect on the Company's business, financial conditions and results of operations. Furthermore, there can be no assurances that Janssen and Astra will not further reduce their orders.

     During 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure of the business in line with current demand for MUSE. These steps included significant reductions in personnel, closing the contract-manufacturing site located in PACO Pharmaceutical Services, Inc., the termination of the lease for the Company's leased corporate offices, and recorded significant write-down of property, equipment and inventory. As a result of these and other factors the Company experienced an operating loss of $80.3 million, or $2.52 per share, in the year ended December 31, 1998.

     In September 1998, the Company significantly scaled back its manufacturing operations as a result of lower demand domestically and internationally for MUSE. Production is currently significantly below capacity for the plant resulting in a higher unit cost, and the Company expects that gross margin from the sale of MUSE will be lower in future periods, which will have a material adverse affect on the Company's business, financial condition and results of operations.

LIMITED SALES AND MARKETING EXPERIENCE; DEPENDENCE ON THIRD PARTIES

     The Company intends to market and sell its products through distribution, co-promotion or license agreements with corporate partners. To date, the Company has entered into marketing agreements with ASTRA and Janssen for certain international markets. The Company is currently seeking a major pharmaceutical partner to market, distribute and sell its products in the United States and Japan. There can be no assurance that the Company will be able to successfully enter into additional agreements with corporate partners upon reasonable terms, if at all. To the extent that the Company enters into distribution, co-promotion or license agreements for the sale of its products, the Company will be dependent upon the efforts of third parties. These third parties may have other commitments, and there can be no assurance that they will commit the necessary resources to effectively market, distribute and sell the Company's product.

     In February 1996, the Company entered into a distribution agreement with CORD Logistics, Inc. ("CORD"), a wholly owned subsidiary of Cardinal Health, Inc. Under this agreement, CORD warehouses the Company's finished goods for U.S. distribution, takes customer orders, picks, and packs and ships its product, invoices customers and collects related receivables. The Company also has access to CORD's information systems that support these functions. As a result of this distribution agreement with CORD, the Company is heavily dependent on CORD's efforts to fulfill orders and warehouse its products effectively. There can be no assurance that such efforts will be successful.

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

     In July 1996, the Company entered into a distribution agreement with Integrated Commercialization Services ("ICS,") a subsidiary of Bergen Brunswig Corporation. ICS provides "direct-to-physician" distribution, telemarketing and customer service capabilities in support of U.S. marketing and sales efforts. As a result of this distribution agreement with ICS, the Company is dependent on ICS's efforts to distribute, telemarket, and provide customer service effectively. There can be no assurance that such efforts will be successful.

     In January 1997, the Company signed an international marketing agreement with Janssen Pharmaceutica, a subsidiary of Johnson & Johnson. Janssen will purchase the Company's products for resale in China, multiple Pacific Rim countries (excluding Japan), Canada, Mexico and South Africa. In October 1997, the Company signed an international marketing agreement that amended the earlier agreement with

Janssen and expanded Janssen's territories to include the Middle East, Russia, the Indian sub-continent, and Africa. The marketing agreements do not have minimum purchase commitments and the Company is dependent on Janssen's efforts to distribute and sell the Company's products effectively in the above mentioned markets. Janssen may take up to twelve months to introduce a product in a given country following regulatory approval in such country. There can be no assurance that such efforts will be successful.

INTENSE COMPETITION

     Competition in the pharmaceutical and medical products industries is intense and is characterized by extensive research efforts and rapid technological progress. Certain treatments for ED exist, such as oral medications, needle injection therapy, vacuum constriction devices and penile implants, and the manufacturers of these products will continue to improve these therapies. The most significant competitive therapy is sildenafil, an oral medication marketed by Pfizer, which received regulatory approvals in the U.S. in March 1998 and in the European Union in September 1998. The commercial launch of sildenafil in the U.S. in April 1998 dramatically increased the number of men seeking treatment for impotence and significantly decreased demand for MUSE. Since the launch of sildenafil, MUSE prescriptions have declined approximately 80% in the U.S. The Company anticipates that the commercial launch of sildenafil in Europe and other international countries will decrease the international demand for MUSE and will have a material adverse effect on the Company's business, financial condition, and results of operations.

     Additional competitive products in the erectile dysfunction market include needle injection therapy products from Pharmacia Upjohn and Schwartz Pharma, which were approved by the FDA in July 1995 and June 1997, respectively. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of ED. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than the Company. In addition, many of these companies have significantly greater experience than the Company in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research in the area of ED. For instance, Zonagen, Inc. has filed for FDA approval of its oral treatment and has received approval in Mexico; Pentech Pharmaceutical, Inc. has an oral medication in Phase III clinical trials; ICOS Corporation has an oral medication in phase II clinical trials; and Senetek has a needle injection therapy product approved recently in Denmark and has filed for approval in other countries. These entities may market commercial products either on their own or through collaborative efforts. For example, Zonagen, Inc. announced a worldwide marketing agreement with Schering-Plough in November 1997; and ICOS Corporation formed a joint venture with Eli Lilly in October 1998 to jointly develop and market its oral treatment. The Company's competitors may develop technologies and products that are more effective than those currently marketed or being developed by the Company. Such developments would render the Company's products less competitive or possibly obsolete. The Company is also competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited experience.

DEPENDENCE ON KEY PERSONNEL

     The Company's success is highly dependent upon the skills of a limited number of key management personnel. To reach its business objectives, the Company will need to retain and hire qualified personnel in the areas of manufacturing, research and development, clinical trial management and pre-clinical testing. Due to decreases in the Company's stock price and demand for MUSE, there can be no assurance that the Company will be able to retain or hire such personnel, as the Company must compete with other companies, academic institutions, government entities and other agencies. The loss of any of the Company's key personnel or the failure to attract or retain necessary new employees could have an adverse effect on the Company's research, product development and business operations.

DEPENDENCE ON SINGLE SOURCE OF SUPPLY

     The Company relies on a single injection molding company, The Kipp Group, for its supply of plastic applicator components. In turn, Kipp obtains its supply of resin, a key ingredient of the applicator, from a single source, Huntsman Corporation. The Company also relies on a single source, E-Beam Services, Inc., for sterilization of its product. There can be no assurance that the Company will be able to identify and qualify additional sources of plastic components and an additional sterilization facility. The Company is required to receive FDA approval for suppliers. The FDA may require additional clinical trials or other studies prior to accepting a new supplier. Unless the Company secures and qualifies additional sources of plastic components or an additional sterilization facility, it will be entirely dependent upon the existing supplier and E-Beam. If interruptions in these supplies or services were to occur for any reason, including a decision by existing suppliers and/or E-Beam to discontinue manufacturing or services, political unrest, labor disputes or a failure of the existing suppliers and/or E-Beam to follow regulatory guidelines, the development and commercial marketing of MUSE and other potential products could be delayed or prevented. An interruption in sterilization services or the Company's supply plastic components would have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED MANUFACTURING EXPERIENCE

     The Company has limited experience in manufacturing and selling MUSE in commercial quantities. The Company initially experienced product shortages due to higher than expected demand and difficulties encountered in scaling up production of MUSE. The Company leased 90,000 square feet of space in New Jersey in which it has constructed manufacturing and testing facilities. The FDA and MCA authorized the Company to begin commercial production and shipment of MUSE from its new facility in June and March 1998, respectively. In September 1998, the Company closed its contract manufacturing site within PACO Pharmaceutical Services, Inc. and significantly scaled back its manufacturing operations in the New Jersey facility, as a result of lower domestic and international demand for MUSE. Production is currently significantly below capacity for the plant resulting in higher per unit cost. As a result, the Company expects that gross margin from the sale of MUSE will be lower in future periods, which will have a material adverse affect on the Company's business, financial condition and results of operations.

DEPENDENCE ON THE COMPANY'S TRANSURETHRAL SYSTEM FOR ERECTION

     The Company currently markets a single therapeutic approach to treat ED, its transurethral system for erection. Certain side effects have been found to occur with the use of MUSE. MUSE is applied into the urinary opening and is not for men with sickle cell trait, disease, or other blood disorders. One third of men reported genital pain, causing some to stop use. A few men reported dizziness and, less commonly, fainting. To date, the incidence of post-launch adverse side effects is consistent with that experienced in clinical trials.

     The existence of side effects or dissatisfaction with product results may impact a patient's decision to use or continue to use, or a physician's decision to recommend, MUSE as a therapy for the treatment of erectile dysfunction thereby affecting the commercial viability of MUSE. In addition, technological changes or medical advancements could diminish or eliminate the commercial viability of the Company's product. As a result of the Company's single therapeutic approach and its current focus on MUSE, the failure to successfully commercialize such product would have an adverse effect on the Company and could threaten the Company's ability to continue as a viable entity.

RISKS RELATING TO INTERNATIONAL OPERATIONS

     The Company's product is currently marketed internationally. Changes in overseas economic and political conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could have a material adverse effect on the Company's business, financial condition and results of operations. The international nature of the Company's business is also expected to subject it and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or the Company's product is sold. The regulation of drug therapies in a number of such jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent, as do the laws of the United States.

GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS

     The Company's research, pre-clinical development, clinical trials, manufacturing and marketing of its products are subject to extensive regulation, rigorous testing and approval processes of the FDA and equivalent foreign regulatory agencies. In November 1996, the Company received final marketing clearance from the FDA for MUSE. In November 1997, the Company obtained regulatory marketing clearance by the MCA to market MUSE in the United Kingdom. In 1998, MUSE was also approved in many other countries.

     After regulatory approval is obtained, the Company's products are subject to continual review. Manufacturing, labeling and promotional activities are continually regulated by the FDA and equivalent foreign regulatory agencies, and the Company must also report certain adverse events involving its drugs to these agencies. Previously unidentified adverse events or an increased frequency of adverse events that occur post-approval could result in labeling modifications of approved products, which could adversely effect future marketing of a drug. Finally, approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company has submitted applications for approval of MUSE in several other countries. These applications will be subject to rigorous approval processes. There can be no assurance that approval in these or other countries will be granted or that these approvals if granted, will not contain significant limitations in the form of warnings, precautions or contraindications with respect to condition of use. Any delay in obtaining, or failure to obtain such approval would adversely affect the Company's ability to generate product revenue.

     The Company's clinical trials for future products will generate safety data as well as efficacy data and will require substantial time and significant funding. There is no assurance that clinical trials related to future products would be completed successfully within any specified time period, if at all. Furthermore, the FDA may suspend clinical trials at any time if it is believed that the subjects participating in such trials are being exposed to unacceptable health risks.

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

     The Company obtains the necessary raw materials and components for the manufacture of MUSE as well as certain services, such as testing and sterilization, from third parties. The Company currently contracts with suppliers and service providers, including foreign manufacturers that are required to comply with strict standards established by the Company. Certain suppliers and service providers are required by the Federal Food, Drug, and Cosmetic Act, as amended, and by FDA regulations to follow cGMP requirements and are subject to routine periodic inspections by the FDA and certain state and foreign regulatory agencies for compliance with cGMP and other applicable regulations. Certain of the Company's suppliers were inspected for cGMP compliance as part of the approval process. However, upon routine re-inspection of these facilities, there can be no assurance that the FDA and other regulatory agencies will find the manufacturing process or facilities to be in compliance with cGMP and other regulations. Failure to achieve satisfactory cGMP compliance as confirmed by routine inspections could have a material adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious case, result in the issuance of a regulatory Warning Letter or seizure or recall of products, injunction and/or civil fines or closure of the Company's manufacturing facility until cGMP compliance is achieved.

PATENTS AND PROPRIETARY RIGHTS

     The Company's policy is to aggressively maintain its patent position and to enforce all of its intellectual property rights.

     The Company is the exclusive licensee of United States and Canadian patents originally filed in the name of Dr. Gene Voss. These patents claim methods of treating erectile dysfunction with a vasodilator-containing ointment that is administered either topically or transurethrally.

     The Company is also the exclusive licensee of patents and patent applications filed in the name of Dr. Nils G. Kock, in numerous countries. Three United States patents have issued directed to methods and compositions for treating erectile dysfunction by transurethrally administering an active agent. Two additional United States patent applications are still pending, and patents have been granted in Australia, Austria, Belgium, Canada, Finland, France, Germany, Great Britain, Greece, Ireland, Italy, Japan, Luxembourg, the Netherlands, New Zealand, Spain, Sweden and South Africa. Patent applications are pending in Denmark and Romania. The foreign patents and applications, like the U.S. patents and applications, are directed to the treatment of erectile dysfunction by transurethral administration of certain active substances including alpha-receptor blockers, vasoactive polypeptides, prostaglandins or nitroglycerin dispersed in a hydrophilic vehicle. An opposition against the granted European patent application was filed with the European Patent Office ("EPO") by the Pharmedic Company. As a result of the opposition, certain claims of the European patent application are still on appeal. Failure to defend the Company's patent position in the appeal could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is the sole assignee of three United States patents, one divisional patent application and two continuation applications all deriving from patent applications originally filed by Alza, covering inventions of Dr. Virgil Place made while he was an employee of Alza. The patents and patent applications are directed to dosage forms for administering a therapeutic agent to the urethra, methods for treating erectile dysfunction and specific drug formulations that can be delivered transurethrally for the treatment of erectile dysfunction. The divisional and continuation applications were filed in the United States on June 7, 1995. All patents issuing on applications filed before June 8, 1995 will automatically have a term that is the greater of twenty years from the patent's effective filing date or seventeen years from the date of patent grant. Foreign patents have been granted in Australia, Europe (including Austria, Belgium, Denmark, France, Germany, Great Britain, Greece, Italy, Luxembourg, Norway, the Netherlands, Spain, Sweden and Switzerland), New Zealand, South Africa and South Korea, and foreign applications are pending in Canada, Finland, Ireland, Mexico, Portugal, and Japan.

     The Company's license and assignment agreements for these patents and patent applications are royalty bearing and do not expire until the licensed patents expire. These license and assignment agreements provide that the Company may assume responsibility for the maintenance and prosecution of the patents and bring infringement actions.

     In addition to the Voss, Kock and Place patents and applications identified above, the Company has six issued United States patents, seventeen pending United States patent applications, three Patent Cooperation Treaty ("PCT") applications, two granted foreign patents, and two pending foreign patent applications. Of these, the three PCT applications were filed in 1998, as were five of the United States patent applications. Several of these patents and applications further address the prevention, treatment and diagnosis of erectile dysfunction, while others are directed to prevention and/or treatment of other types of sexual dysfunction, including premature ejaculation in men, and female sexual dysfunction, generally. One of the Company's issued patents covers the Company's ACTIS(R) venous flow control device. Other pending patent applications focus on prevention and/or treatment of conditions other than sexual dysfunction, including vascular disorders such as peripheral vascular disease ("PVD").

     The Company's success will depend in large part on the strength of its current and future patent position relating to the transurethral delivery of pharmacologic agents for the treatment of erectile dysfunction. The Company's patent position, like that of other pharmaceutical companies, is highly uncertain and involves complex legal and factual questions. The claims of a U.S. or foreign patent application may be denied or significantly narrowed and patents that ultimately issue may not provide significant commercial protection to the Company. The Company could incur substantial costs in proceedings before the United States Patent and Trademark Office, including interference proceedings. These proceedings could also result in adverse decisions as to the priority of the Company's licensed or assigned inventions. There is no assurance that the Company's patents will not be successfully challenged or designed around by others.

     The Company is presently involved in an opposition proceeding that was instigated by the Pharmedic Company against a European patent, inventors Nils G. Kock et al., that is exclusively licensed to VIVUS. As a result of the opposition proceeding, certain pharmaceutical composition claims in the European patent were held unpatentable by the Opposition Division of the EPO. The patentability of all other claims in the patent was confirmed, i.e., those claims directed to the use of active agents in the treatment of erectile dysfunction, and to a pharmaceutical composition claim for prazosin. The Company appealed the EPO's decision with respect to the pharmaceutical composition claims that were held unpatentable. The Pharmedic Company appealed the EPO's decision with respect to the claims that were held patentable, but has since withdrawn the appeal. Despite the withdrawal of the Pharmedic Company from the appeal process, the Company has continued with its own appeal in an attempt to reinstate the composition claims. The EPO Appeals Board must make its own finding whether the claims that were deemed unpatentable by the Opposition Division are indeed patentable before it can reverse the Opposition Division's decision. There can be no assurance that the appeal will be successful or that further challenges to the Company's European patent will not occur should the Company try to enforce the patent in the various European courts.

     The Company was also the first to file a Notice of Opposition to Pfizer's European patent application claiming the use of phosphodiesterase inhibitors to treat erectile dysfunction. Numerous other companies have also opposed the patent, and the Company will support these other entities in their oppositions as necessary.

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

     In addition to its patent portfolio, the Company also relies on trade secrets and other unpatented proprietary technology. No assurance can be given that the Company can meaningfully protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products and processes or otherwise gain access to the Company's proprietary technology. The Company seeks to protect its trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurance that the agreements will not be breached or that the Company will have adequate remedies for any breach or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. In addition, protracted and costly litigation may be necessary to enforce and determine the scope and validity of the Company's proprietary rights.

UNCERTAINTY OF PHARMACEUTICAL PRICING AND REIMBURSEMENT

     In the U.S. and elsewhere, sales of pharmaceutical products are dependent, in part, on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. With the introduction of sildenafil, third party payors have begun to restrict or eliminate reimbursement for erectile dysfunction treatments. While more than 70 percent of prescriptions in the U.S. for MUSE have been reimbursed by third party payors since its commercial launch in January 1997, there can be no assurance that the Company's products will be considered cost effective and that reimbursement to the consumer will continue to be available or sufficient to allow the Company to sell its products on a competitive basis.

     In addition, certain health care providers are moving towards a managed care system in which such providers contract to provide comprehensive health care services, including prescription drugs, for a fixed cost per person. The Company hopes to further qualify MUSE for reimbursement in the managed care environment. However, the Company is unable to predict the reimbursement policies employed by third-party health care payors. Furthermore, reimbursement for MUSE could be adversely affected by changes in reimbursement policies of governmental or private health care payors.

PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE

     The commercial launch of MUSE exposes the Company to a significant risk of product liability claims due to its availability to a large population of patients. In addition, pharmaceutical products are subject to heightened risk for product liability claims due to inherent side effects. The Company details potential side effects in the patient package insert and the physician package insert, both of which are distributed with MUSE, and the Company maintains product liability insurance coverage. However, the Company's product liability coverage is limited and may not be adequate to cover potential product liability exposure. Product liability insurance is expensive, difficult to maintain and current or increased coverage may not be available on acceptable terms, if at all. Product liability claims brought against the Company in excess of its insurance coverage, if any, could have a material adverse effect upon the Company's business, financial condition and results of operations.

UNCERTAINTY AND POSSIBLE NEGATIVE EFFECTS OF HEALTHCARE REFORM

     The healthcare industry is undergoing fundamental changes that are the result of political, economic and regulatory influences. The levels of revenue and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce healthcare costs through various means. Reforms that have been and may be considered include mandated basic healthcare benefits, controls on healthcare spending through limitations on the increase in private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes to the healthcare delivery system. Due to uncertainties regarding the outcome of healthcare reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of the reform proposals will be adopted or the effect such adoption may have on the Company. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of government healthcare or third party reimbursement programs will not have a material adverse effect on the Company. Healthcare reform is also under consideration in some other countries.

POTENTIAL VOLATILITY OF STOCK PRICE

     The stock market has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market price of the Company's Common Stock has been highly volatile and is likely to continue to be so. Factors such as the Company's ability to increase demand for its product in the U.S., the Company's ability to successfully sell its product in the U.S. and internationally, variations in the Company's financial results and its ability to obtain needed financing, announcements of technological innovations or new products by the Company or its competition, comments by security analysts, adverse regulatory actions or decisions, any loss of key management, the results of the Company's clinical trials or those of its competition, changing governmental regulations, patents or other proprietary rights, product or patent litigation or public concern as to the safety of products developed by the Company, may have a significant effect on the market price of the Company's Common Stock.

ANTI-TAKEOVER EFFECT OF PREFERRED SHARES RIGHTS PLAN AND CERTAIN CHARTER AND BYLAW PROVISIONS

     In February 1996, the Company's Board of Directors authorized its reincorporation in the State of Delaware (the "Reincorporation") and adopted a Preferred Shares Rights Plan. The Company's reincorporation into the State of Delaware was approved by its stockholders and became effective in May 1996. The Preferred Shares Rights Plan provides for a dividend distribution of one Preferred Shares Purchase Right (a "Right") on each outstanding share of the Company's Common Stock. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 20 percent or more of the Company's Common Stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20 percent or more of the Company's Common Stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 20 percent or more of the Company's Common Stock.

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

ITEM 2. PROPERTIES

     The Company leases 90,000 square feet of space in New Jersey in which it has constructed manufacturing and testing facilities. The FDA and MCA authorized the Company to begin commercial production and shipment of MUSE from its new facility in June and March 1998, respectively. In September 1998, the Company closed its contract manufacturing site within PACO Pharmaceutical Services, Inc. and significantly scaled back its manufacturing operations in the New Jersey facility, as a result of lower demand domestically and internationally for MUSE.

     In November 1998, the Company and its Lessor agreed to terminate the lease of approximately 53,000 square feet of space in Mountain View, California, which served as the principal site for administration, clinical trial management, regulatory affairs and monitoring of product production and quality control, as well as its research and development lab. The Company was able to secure a sub-lease that expires November 30, 1999 for significantly reduced space within the same building.

ITEM 3. LEGAL PROCEEDINGS

     On February 18, 1998, a purported shareholder class action entitled Crain et al. v. Vivus, Inc. et al., was filed in Superior Court of the State of California for the County of San Mateo. Five identical complaints were subsequently filed in the same court. These complaints were filed on behalf of a purported class of persons who purchased stock between May 15, 1997 and December 9, 1997. The complaints allege that the Company and certain current and former officers or directors artificially inflated the Company's stock price by issuing false and misleading statements concerning the Company's prospects and issuing false financial statements. The complaints do not specify the damages resulting from the alleged conduct. The state court cases have been consolidated, and the Company anticipates that the plaintiffs will file a consolidated and amended complaint.

On March 16, 1998, a purported shareholder class action entitled Cramblit et al.
v. Vivus, Inc. et al. was filed in the United States District Court for the Northern District of California. Five additional complaints were subsequently filed in the same court. The federal complaints were filed on behalf of a purported class of persons who purchased stock between May 2, 1997 and December 9, 1997. The federal complaints assert the same factual allegations as the state court complaints, but assert legal claims under the Federal Securities Laws. The federal court cases were consolidated, and a lead plaintiff has been appointed and the plaintiff filed a consolidated and amended complaint in 1998. The Company believes the complaints lack merit and the Company will vigorously defend itself in the pending actions.

     On October 5, 1998, the Company was named in a civil action filed in the Superior Court of New Jersey. This complaint seeks specific performance and other relief in connection with the Company's leased manufacturing facilities, located in Lakewood, New Jersey. The Company's lease agreement requires that the Company provide a removal security deposit in the form of cash or a letter of credit. The Company and lessor ("plaintiff") have not been able to agree on the amount of such deposit and the plaintiff filed suit asking for specific performance in the amount of $3.3 million. The Company believes that the amount sought by the plaintiff is excessive and not mandated by the terms of the lease. However, if the Company is required to post a certificate of deposit of $3.3 million, this will have a material adverse effect on the company's business and financial condition.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades publicly on the NASDAQ Stock Market under the symbol "VVUS." The following table sets forth for the periods indicated the quarterly high and low closing sales prices of the Common Stock on the NASDAQ Stock Market.

                                                         THREE MONTHS ENDED
                                         --------------------------------------------------
                                         MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                         --------    -------    ------------    -----------
1998
High...................................   $15.50     $14.25        $10.25         $ 4.00
Low....................................     9.63       5.81          2.06           2.19
1997
High...................................   $39.06     $25.88        $38.13         $40.56
Low....................................    18.75      15.31         22.81           9.94

     As of February 26, 1999, there were no outstanding shares of Preferred Stock and 762 holders of record of 31,721,292 shares of outstanding Common Stock. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
               (IN THOUSANDS, EXCEPT PER SHARE AND EMPLOYEE DATA)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 QUARTER ENDED,
                                               ---------------------------------------------------
                                               MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                               --------    --------    ------------    -----------
1998
Net income (loss)............................  $(2,389)    $(24,179)     $(54,725)       $1,040
Net income (loss) per diluted share..........  $ (0.07)    $  (0.76)     $  (1.72)       $ 0.03
1997
Net income...................................  $ 9,554     $  9,958      $ 11,259        $5,846
Net income per diluted share.................  $  0.27     $   0.28      $   0.31        $ 0.17

SELECTED ANNUAL FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                               1998        1997       1996       1995       1994
                                             ---------   --------   --------   --------   --------
Income Statement Data:
Product revenue -- US......................  $  39,041   $128,320   $     --   $     --   $     --
Product revenue -- International...........     32,658      1,017         --         --         --
Milestone revenue..........................      3,000      9,000     20,000         --         --
                                             ---------   --------   --------   --------   --------
          Total revenue....................     74,699    138,337     20,000         --         --
  Gross margin.............................     19,083    100,049     20,000         --         --
Operating expenses:
  Research and development.................     16,178     12,123     28,279     21,313     13,916
  Selling, general and administrative......     40,477     47,931     11,733      4,389      2,587
  Write-offs and other charges.............     44,653      5,050         --         --         --
                                             ---------   --------   --------   --------   --------
          Total operating expenses.........    101,308     65,104     40,012     25,702     16,503
                                             ---------   --------   --------   --------   --------
Income (loss) from operations..............    (82,225)    34,945    (20,012)   (25,702)   (16,503)
Interest and other income..................      1,972      4,856      3,485      2,891      1,639
                                             ---------   --------   --------   --------   --------
     Income (loss) before taxes............    (80,253)    39,801    (16,527)   (22,811)   (14,864)
     Net income (loss).....................  $ (80,253)  $ 36,617   $(16,527)  $(22,811)  $(14,864)
                                             =========   ========   ========   ========   ========
  Net income (loss) per diluted share......  $   (2.52)  $   1.03   $  (0.55)  $  (0.85)  $  (0.63)
  Shares used in per share computation.....     31,876     35,559     29,833     26,914     23,488
Financial position at year end:
  Working capital..........................  $  10,324   $ 54,888   $ 60,388   $ 19,878   $ 21,656
  Total assets.............................  $  54,108   $150,669   $ 96,532   $ 44,049   $ 43,021
  Accumulated deficit......................  $(109,790)  $(29,537)  $(66,154)  $(49,627)  $(26,816)
  Stockholders' equity.....................  $  21,677   $123,930   $ 89,780   $ 41,181   $ 40,307
Additional information:
  Common shares outstanding................     31,890     33,168     32,454     26,952     23,448
  Number of employees......................        101        215         95         38         28

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In the Management Discussion and Analysis section of the 10-K we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page 25.

     VIVUS, Inc., is the developer and manufacturer of MUSE and ACTIS, two advancements in the treatment of men with erectile dysfunction ("ED"), also known as impotence. The Company's objective is to become a global leader in the development and commercialization of innovative therapies for the treatment of sexual dysfunction and urologic disorders. The Company intends to market and sell its products through distribution, co-promotion or license agreements with corporate partners. Currently VIVUS markets MUSE and ACTIS in the United States and has maintained its rights to market the products in Japan. Elsewhere around the globe, MUSE is partnered with ASTRA and Janssen through licensing and distribution agreements. VIVUS has active research, development and clinical programs, and it is currently conducting Phase III clinical trials for ALIBRA, its second-generation male ED treatment.

1998 HIGHLIGHTS

  First Quarter 1998

     During the first quarter, in anticipation of Pfizer's launch of Viagra (sildenafil), VIVUS increased the size of its sales force and expanded its physician call universe of Urologists and ED Specialists to include primary care physicians who prescribed treatments for ED. In March, Pfizer announced the approval of sildenafil in the U.S. by the Food and Drug Administration ("FDA") and proceeded to launch sildenafil through a multi-million dollar direct-to-consumer advertising campaign, aided by intense media interest. Pfizer's campaign for sildenafil became the largest pharmaceutical launch to date in the history of the U.S. pharmaceutical market.

     Outside the U.S., MUSE gained international regulatory approvals. VIVUS' marketing partner ASTRA launched MUSE into the United Kingdom in February. In March, the European Medicine Controls Agency ("MCA") approved VIVUS' manufacturing facility for MUSE.

  Second quarter 1998

     The ED marketplace in the U.S. changed dramatically during the second quarter of 1998. Primarily based on the media attention engendered by the launch of sildenafil, patients were requesting prescriptions for sildenafil from their primary care physician. Urologists, VIVUS' most cultivated audience, ceased to serve as the leading prescribers of erectile dysfunction therapy. This shift in the marketplace away from the urologist dramatically reduced the impact of VIVUS' sales organization.

     VIVUS' MUSE had positive data presented in several forums during this period. The June edition of The British Journal of Urology reported on a landmark European study in 13 hospitals in the UK, France, Germany, Ireland and The Netherlands where it was demonstrated that 64% of men who used MUSE achieved an erection sufficient for sexual intercourse. VIVUS also released long-term safety data (in excess of 24 months) with regard to MUSE-related serious adverse effects. Serious adverse events in this long-term study were found to be similar to treatment with placebo; MUSE did not increase the incidence of heart attack, stroke, hospitalization, disability or death. Also during the second quarter, MUSE was approved in South Africa, the first Janssen territory.

  Third Quarter 1998

     In July, VIVUS announced a strategic shift in its business model; VIVUS decided to seek a major pharmaceutical partner to promote MUSE in the U.S. marketplace. This change was necessary due to the erosion of market share MUSE suffered, and the very large expense associated with maintaining a competitively sized sales force for a primary care physician marketplace. The Company transferred its sales organization to ALZA Corporation ("ALZA"), and as part of the transfer, the ALZA urology sales representatives continued to detail MUSE to urologists through December 31, 1998. Additionally, the Company terminated its contract sales force agreement with Innovex.

     In August, the Company announced that it had retained Credit Suisse First Boston Corporation to assist the Company in evaluating various strategic alternatives including marketing collaborations or partnerships, acquisition of the Company or other transactions.

     In September, Pfizer received approval in the European Union for sildenafil. Based on the VIVUS' U.S. sales experience post-launch of sildenafil, VIVUS' distribution partners for MUSE notified the Company that they would significantly reduce their orders for MUSE.

     The Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. These steps included significant reductions in personnel, the closing of the contract manufacturing site located in PACO Pharmaceutical Services, Inc., and the termination of the lease for the Company's corporate offices. The Company recorded a significant write-down of property, equipment and inventory. The Company significantly scaled back its manufacturing operations as a result of lower domestic and international demand for MUSE. As a result, the Company experienced an operating loss of $54.7 million, or $1.72 per share, in the third quarter of 1998.

  Fourth Quarter 1998

     As a result of the restructuring effort VIVUS initiated in the third quarter among other things, the Company reported net income of $1 million, or $0.03 per share. All Company expenses for the fourth quarter of 1998 were less than the preceding quarters of 1998 as well as the same period in 1997. The Company anticipates that these steps have brought its cost structure in line with current revenue projections, however, there can be no assurance that product demand will not weaken further or that these steps will result in sustained profitability in the future.

     VIVUS made significant progress during the fourth quarter in the area of international approvals. MUSE was approved and launched in Canada and it also received approval for licensing within the European Union.

     The Company announced high efficacy rates for MUSE in the severely dysfunctional radical prostatectomy patient group. VIVUS also reiterated its findings regarding the safety of MUSE in combination with renewed sexual activity in older Americans.

     In November, VIVUS was issued U.S. patent number 5,820,587 for "Method and Kit for Preventing Erectile Dysfunction." The patent describes and protects the use of MUSE, or other transurethral therapies, as a periodically administered treatment to prevent erectile dysfunction. The patent is based on the concept that regular administration of an appropriate therapy transurethrally increases blood flow to the penis, thereby maintaining functional erectile tissue within the penis.

RESULTS OF OPERATIONS

  Years Ended December 31, 1998 and 1997

     Product revenues for year ended December 31, 1998 were $39.0 million in the U.S. and $32.7 million internationally compared to $128.3 million in the U.S. and $1.0 internationally for the same period in 1997. The significant decline in U.S. product revenue is due to lower demand for the Company's product MUSE which resulted from the U.S. launch of sildenafil, a competitive oral treatment for erectile dysfunction. Underlying demand for MUSE domestically, as measured by retail prescriptions, has declined approximately 80% since the commercial launch of sildenafil in April 1998. Internationally, revenues increased to $32.7 million in 1998 as the Company's international marketing partners, Janssen and ASTRA, prepared to launch in various countries. As sildenafil is offered in other countries, it is likely that a large number of current and future impotence patients will want to try this new oral therapy and international demand for MUSE will be negatively impacted. As a result of this and approvals to market MUSE in Europe occurring later than anticipated, the Company's international marketing partners, Janssen and ASTRA, have significantly reduced orders for MUSE which will have a material effect on the Company's business, financial conditions and results of operations.

     Milestone revenue for the year ended December 31, 1998 included a $1 million and $2 million milestone payment from Janssen related to regulatory approvals of MUSE in South Korea and Canada respectively. This compared to the year ended December 31, 1997 which included a $5 million and $2 million in milestone payment related to signing the initial and expanded distribution agreement with Janssen, and a $2 million milestone payment associated with clearance from the MCA to market MUSE in the United Kingdom.

     Cost of goods sold for the year ended December 31, 1998 were $55.6 million compared to $38.3 million for the same period in 1997. The increase was primarily a result of an inventory valuation reserve of $16.0 million, primarily related to excess raw materials and future inventory purchase commitments for raw materials in excess of anticipated future demand recorded as a part of the Company's restructuring in the third quarter of 1998. The Company expects higher costs per unit in future periods resulting from lower demand and production at significantly reduced levels.

     Research and development expenses for the year ended December 31, 1998 were $16.2 million compared to $12.1 million in the year ended December 31, 1997. The increase was mainly due to increased spending associated with new product development. The Company's expects that research and development expense in future periods will decrease from 1998.

     Selling, general and administrative expenses for the year ended December 31, 1998 were $40.5 million compared to $47.9 million in the year ended December 31, 1997. The decrease was primarily the result of lower marketing and advertising expenses in addition to personnel reductions in administration, sales and marketing. During 1998, the Company discontinued its direct-to-consumer-advertising, terminated its sales force services agreement with Innovex and agreed to facilitate the transition of its direct sales force to ALZA. The Company also announced its decision to seek a major pharmaceutical partner to market, distribute and sell MUSE in the U.S. and its comprehensive effort to reduce expenses.

     During fiscal 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure of the business in line with current revenue projections. These steps included significant reductions in headcount in all departments, as well as the closing of VIVUS' contract manufacturing site located within PACO Pharmaceutical Services, Inc., and the consolidation of employees at the Company's corporate headquarters into a smaller space within its current building. As a result, the Company recorded $60.7 million of costs and write downs during fiscal 1998; including a $16.0 million write-down of inventory, primarily raw materials and commitments, which is included in "Cost of Sales;" a $33.2 million write down of property; $8.3 million of other restructuring costs primarily related to personnel costs and operating lease commitments, and $3.2 million resulting from the termination of certain marketing and promotional programs.

     Interest and other income for the year ended December 31, 1998 was $2.0 million, compared with $4.9 million for the same period in 1997. The decrease was primarily the result of lower average invested cash balances. The Company expects lower interest income for fiscal 1999 due to lower average invested cash balances.

  Years Ended December 31, 1997 and 1996

     Product revenue of $129.3 million and cost of goods sold of $38.3 million were recorded in 1997 compared with none in 1996. Product revenue and related cost of sales in 1997 were the result of the commercial launch of MUSE in the U.S. Product gross margin for 1997 was 70%.

     Milestone revenue of $9.0 million was recorded in 1997 compared with $20.0 million in 1996. In 1997, milestone revenue was recorded as a result of signing the international marketing agreement with Janssen ($5 million) in January 1997, expanding the Janssen agreement ($2 million) in October 1997, and an Astra milestone payment associated with marketing approval from the MCA to market MUSE in the United Kingdom ($2 million) in November 1997. In 1996, milestone revenue was recorded as the result of signing the international marketing agreement with ASTRA ($10 million), and upon filing the application for marketing authorization in the United Kingdom ($10 million).

     Research and development expenses in 1997 decreased by 57% from 1996. This decrease resulted primarily from 1996 having higher pre-launch manufacturing costs, higher expenses associated with the preparation and filing of the Company's new drug application for MUSE and a $5.8 million charge related to the issuance of 400,000 shares of common stock to ALZA Corporation to maintain exclusive rights to certain patents and patent applications beyond 1998.

     Selling, general and administrative expenses in 1997 increased by 309% from 1996. This increase resulted primarily from the addition of a direct sales force, higher product marketing expenses and costs associated with adding personnel to support the growth of the Company's operations and commercial launch of MUSE.

     During the fourth quarter of 1997, the Company recorded a settlement of a lawsuit with a former consultant. Payment of the $5.1 million settlement was made on January 5, 1998.

     Interest income in 1997 was $4.9 million compared with $3.5 million in 1996. The increase resulted from higher average invested cash balances primarily due to higher cash flows from operating activities which were partially offset by property and equipment purchases.

     The provision for income taxes in 1997 was $3.2 million compared with none for 1996. The increase is the result of having pre-tax income primarily due to product revenue in 1997 as compared to a net loss in 1996. The effective tax rate computation for 1997 includes the effect of operating losses carried forward from prior years.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed operations primarily from the sale of preferred and common stock. Through December 31, 1998, VIVUS has raised $153.4 million from financing activities. Cash, cash equivalents and available-for-sale securities totaled $23.9 million at December 31, 1998 compared with $91.7 million at December 31, 1997. The $67.8 million decrease in cash during 1998 resulted from several factors, including the net loss for 1998, adjusted for non-cash expenses resulting from restructuring and write-downs, the Company's repurchase of its Common Stock during the first quarter of 1998, capital spending associated with the new manufacturing facility in New Jersey, raw material inventory purchases, and payments in the first quarter of 1998 for 1997 sales commissions and a lawsuit settlement payment.

     Accounts receivable at December 31, 1998 was $5.2 million compared with $11.8 million at December 31, 1997. The decrease was primarily due to lower product sales.

     Current liabilities were $24.6 million at December 31, 1998, compared with $26.7 million at December 31, 1997. Total liabilities were $32.4 million at December 31, 1998, compared with $26.7 million at December 31, 1997. The increase in liabilities primarily relates to costs associated with the restructuring, partially offset by the lawsuit settlement payment and payment of 1997 sales commissions.

     Capital expenditures in the year ended December 31, 1998 were $18.6 million compared with $32.3 million for the same period in 1997. The higher capital expenditures in 1997 were primarily due to the initial phase of construction of the new manufacturing facility, in Lakewood, New Jersey and the purchase of additional manufacturing equipment. The Company anticipates that capital expenditures for 1999 will be minimal.

     The Company anticipates that its existing capital resources combined with anticipated future revenues may not be sufficient to support the Company's operations through the commercial introduction of MUSE in all markets or for the introduction of any additional future products. The Company expects that it will be required to issue additional equity or debt securities or use other financing sources including, but not limited to corporate alliances and lease financing to fund operations and the future development and possible commercial launch of its future products. The sale of additional equity securities would result in additional dilution to the Company's stockholders. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) results of operations; (ii) demand for MUSE; (iii) the outcome of litigation; (iv) the activities of competitors; (v) the progress of the Company's research and development programs; (vi) the timing and results of pre-clinical testing and clinical trials; (vii) technological advances; and
(viii) the level of resources that the Company devotes to sales and marketing capabilities.

     This Form 10-K contains "forward-looking" statements about future financial results, future products and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: future capital needs and uncertainty of additional financing (page 9); history of losses and limited operating history (pages 9 and 10); limited sales and marketing experience and dependent on third parties (pages 10 and 11); intense competition (page 11); dependence on key personnel (page 11); and other risk factors as stated (pages 12 through 17).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  VIVUS, INC.

 1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following financial statements are filed as part of this Report:

                                                                  PAGE
                                                                  ----
    Report of Arthur Andersen LLP, independent auditors.........   26
    Consolidated Balance Sheets as of December 31, 1997 and
      1998......................................................   27
    Consolidated Statements of Operations for the three years
      ended December 31, 1998...................................   28
    Consolidated Statements of Comprehensive Income for the
      three years ended December 31, 1998.......................   29
    Consolidated Statements of Stockholders' Equity for the
      three years ended
      December 31, 1998.........................................   30
    Consolidated Statements of Cash Flows for the three years
      ended December 31, 1998...................................   31
    Notes to Consolidated Financial Statements..................   32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of VIVUS, Inc.:

     We have audited the accompanying consolidated balance sheets of VIVUS, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing Standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VIVUS, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant losses during 1998 and has an accumulated deficit of approximately $110 million; at December 31, 1998, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                          /s/ ARTHUR ANDERSEN LLP

San Jose, California
January 22, 1999

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
Current assets:
  Cash......................................................  $   2,989    $  6,161
  Available-for-sale securities.............................     20,903      52,955
  Accounts receivable (net of allowance for doubtful
     accounts of $341 and $137 at December 31, 1998 and 1997
     )......................................................      5,197      11,791
  Inventories...............................................      5,272       9,084
  Prepaid expenses and other assets.........................        534       1,636
                                                              ---------    --------
       Total current assets.................................     34,895      81,627
Property and equipment......................................     19,213      36,462
Available-for-sale securities, non-current..................         --      32,580
Other.......................................................         --          --
                                                              ---------    --------
       Total................................................  $  54,108    $150,669
                                                              =========    ========
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   3,277    $  6,574
  Accrued and other liabilities.............................     21,294      20,165
                                                              ---------    --------
       Total current liabilities............................     24,571      26,739

  Accrued and other long-term liabilities...................      7,860          --
                                                              ---------    --------
       Total liabilities....................................     32,431      26,739

Commitments (Notes 8 and 9)

Stockholders' equity:
  Common stock; $.001 par value; shares authorized --
  200,000 at December 31, 1998 and 1997;
  shares outstanding -- December 31, 1998, 31,890,
  and December 31, 1997, 33,168.............................         32          33
  Paid in capital...........................................    131,466     153,336
  Accumulated other comprehensive income (loss).............        (31)         98
  Accumulated deficit.......................................   (109,790)    (29,537)
                                                              ---------    --------
       Total stockholders' equity...........................     21,677     123,930
                                                              ---------    --------
       Total................................................  $  54,108    $150,669
                                                              =========    ========

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Revenue
  US product...............................................  $ 39,041    $128,320    $     --
  International product....................................    32,658       1,017          --
  Milestone................................................     3,000       9,000      20,000
                                                             --------    --------    --------
     Total revenue.........................................    74,699     138,337      20,000

Operating expenses:
  Cost of goods sold.......................................    55,616      38,288
  Research and development.................................    16,178      12,123      28,279
  Selling, general and administrative......................    40,477      47,931      11,733
  Settlement of lawsuit....................................        --       5,050          --
  Write-down of property...................................    32,163          --          --
  Other restructuring costs................................    12,490          --          --
                                                             --------    --------    --------

     Total operating expenses..............................   156,924     103,392      40,012
                                                             --------    --------    --------

Income (loss) from operations..............................   (82,225)     34,945     (20,012)

Interest and other income..................................     1,972       4,856       3,485
                                                             --------    --------    --------
     Income (loss) before taxes............................   (80,253)     39,801     (16,527)
Provision for income taxes.................................        --       3,184          --
                                                             --------    --------    --------

     Net income (loss).....................................  $(80,253)   $ 36,617    $(16,527)
                                                             ========    ========    ========

Net income (loss) per share:
  Basic....................................................  $  (2.52)   $   1.11    $  (0.55)
  Diluted..................................................  $  (2.52)   $   1.03    $  (0.55)

Shares used in per share computation:
  Basic....................................................    31,876      32,996      29,833
  Diluted..................................................    31,876      35,559      29,833

                See notes to consolidated financial statements.

                                  VIVUS, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1997        1996
                                                              --------    -------    --------
Net Income (loss)...........................................  $(80,253)   $36,617    $(16,527)
Other comprehensive income:
  Unrealized gain (loss) on securies........................      (129)        21         (37)
  Income tax expense (benefit)..............................        --         (4)         --
                                                              --------    -------    --------
                                                                  (129)        17         (37)
                                                              --------    -------    --------
Comprehensive income (loss).................................  $(80,382)   $36,634    $(16,564)
                                                              ========    =======    ========

                See notes to consolidated financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           COMMON STOCK
                                               AND            UNREALIZED
                                         PAID IN CAPITAL      GAIN (LOSS)
                                        ------------------        ON          DEFERRED     ACCUMULATED
                                        SHARES     AMOUNT     SECURITIES    COMPENSATION     DEFICIT
                                        ------    --------    -----------   ------------   -----------
BALANCES, December 31, 1995...........  26,952    $ 91,485       $ 114         $(791)       $ (49,627)
Issuance of common stock at $14.56 per
  share for patent rights.............     400       5,821
Sale of common stock at $13.38 per
  share for cash (net of issuance
  costs of $4,057)....................   4,600      57,468
Sale of common stock through employee
  stock purchase plan.................      20         226
Exercise of common stock options for
  cash................................     482       1,205
Unrealized loss on securities.........                             (37)
Amortization of deferred
  compensation........................                                           443
Net loss..............................                                                        (16,527)
                                        ------    --------       -----         -----        ---------
BALANCES, December 31, 1996...........  32,454     156,205          77          (348)         (66,154)
Warrants exercised, net...............     166          --
Sale of common stock through employee
  stock purchase plan.................      34         486
Exercise of common stock options for
  cash................................     851       4,254
Repurchase of common stock for cash...    (337)     (7,716)
Stock compensation costs..............                 140                       348
Unrealized gain on securities.........                              21
Net income............................                                                         36,617
                                        ------    --------       -----         -----        ---------
BALANCES, December 31, 1997...........  33,168     153,369          98            --          (29,537)
Sale of common stock through employee
  stock purchase plan.................      77         489
Exercise of common stock options for
  cash................................     288         576
Repurchase of common stock for cash...  (1,663)    (23,584)
Stock compensation costs..............      20         648
Unrealized loss on securities.........                            (129)
Net loss..............................                                                        (80,253)
                                        ------    --------       -----         -----        ---------
BALANCES, December 31, 1998...........  31,890    $131,498       $ (31)        $  --        $(109,790)
                                        ======    ========       =====         =====        =========

                See notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1998         1997         1996
                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................................  $ (80,253)   $  36,617    $ (16,527)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Depreciation and amortization......................      3,688        2,138        1,238
     Property write-down................................     32,163           --           --
     Inventory write-down...............................     16,083           --           --
     Stock compensation costs...........................        648          488          443
     Issuance of common stock for patent rights.........         --           --        5,821
  Changes in assets and liabilities:
     Accounts receivable................................      6,594      (11,791)          --
     Inventories........................................    (12,271)      (4,544)      (4,540)
     Prepaid expenses and other assets..................      1,102         (301)        (698)
     Accounts payable...................................     (3,297)       3,250        2,971
     Accrued and other liabilities......................      8,989       16,737          913
                                                          ---------    ---------    ---------
       Net cash provided by (used for) operating
          activities....................................    (26,554)      42,594      (10,379)
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment purchases......................    (18,602)     (32,268)      (3,682)
  Investment purchases..................................   (180,791)    (323,609)    (177,074)
  Proceeds from sale/maturity of securities.............    245,294      321,865      131,818
                                                          ---------    ---------    ---------
       Net cash provided by (used for) investing
          activities....................................     45,901      (34,012)     (48,938)
                                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock..................................         --           --       57,468
  Exercise of common stock options......................        576        4,254        1,205
  Sale of common stock through employee stock purchase
     plan...............................................        489          486          226
  Repurchase of common stock............................    (23,584)      (7,716)          --
                                                          ---------    ---------    ---------
       Net cash provided by (used for) financing
          activities....................................    (22,519)      (2,976)      58,899
                                                          ---------    ---------    ---------
Net increase (decrease) in cash.........................     (3,172)       5,606         (418)
CASH:
  Beginning of year.....................................      6,161          555          973
                                                          ---------    ---------    ---------
  End of year...........................................  $   2,989    $   6,161    $     555
                                                          =========    =========    =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized gain (loss) on securities..................  $     108    $      21    $     (37)
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid.....................................  $      71    $   1,653           --

                 See notes to consolidated financial statements

                                  VIVUS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     VIVUS, Inc. was incorporated in California in 1991 to develop products for the treatment of erectile dysfunction. The Company was reincorporated in Delaware in 1996. The classification of the capital accounts reflects the effect of the reincorporation for all periods presented.

     The Company obtained clearance from the U.S. Food and Drug Administration ("FDA") to manufacture and market MUSE in the U.S. in November 1996. The Company received approval to market MUSE in the United Kingdom from the Medicines Control Agency ("MCA") in November 1997, as well as approval to market MUSE by the European Union in December 1998. The Company is currently seeking marketing clearance in other countries. The Company commercially introduced MUSE in the U.S. in January 1997, and through the Company's partners, ASTRA and Janssen, launched MUSE in the United Kingdom, Sweden, Canada, and several other countries.

     The Company is subject to a number of risks including its future capital needs and ability to obtain additional financing, its ability to successfully market, distribute and sell its products, its reliance on a single therapeutic approach for the treatment of erectile dysfunction, and intense competition. Accordingly, there can be no assurance of the Company's future success.

     During 1998, the Company incurred a loss of $80 million and had negative operating cash flow of $26 million. These operating results were caused by a significant decline in market demand for the Company's product. This decline resulted from the domestic introduction of a competitor's product. International introductions of the competitor's products are also expected to have a similar adverse impact on demand for the Company's product in international markets. To address this adverse market condition, management recorded significant restructuring charges during 1998 (See note 6).

     Management believes that these restructuring charges are adequate to bring future operating expenses in line with anticipated market demand, however, there can be no assurance that restructuring measures taken to date will be sufficient. In addition to the restructuring measures taken, the Company has plans to increase working capital by (i) obtaining approvals for the Company's products in various countries and realizing milestone payments associated with such approvals and (ii) continue its efforts related to obtaining additional marketing agreements. The Company's ability to continue as a going concern is dependent on the stabilization of market demand for the Company's product, and adequate downsizing by the Company to operate profitably at the reduced level of demand. Management plans to continue to monitor market demand and adjust operating expenses accordingly. The Company's financial statements have been prepared assuming it will continue as a going concern and do not reflect any costs or charges that could result from this uncertainty.

SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     Product revenue is generally recognized upon shipment. While there were US product shipments in December 1996 in the U.S., the Company did not recognize product revenue nor the associated cost of sales on these shipments until 1997 because of extended rights-of-return privileges that were granted to customers only during this initial selling period. The Company invoices its international partners based on an agreed billing price per unit, that is subject to revision based on contractual formulas either up or down upon periodic reconciliations. Final pricing for product shipments to international partners is subject to contractual formulas based on the partners' net realizable price to their customers and the Company's cost of goods among other things. At the time of product shipment, the Company recognizes revenue at the lowest possible price in accordance with contractual formulas and will recognize additional revenue, if any, upon finalization of pricing with its international partners. As of December 31, 1998, the Company had deferred revenue of $5 million, representing amounts billed in excess of revenue recognized.

                                  VIVUS, INC.

     The Company recognized revenues of $9 million, $20 million, and $3 million in the years ended December 31, 1998, 1997, and 1996, respectively, as a result of achieving certain milestones related to its international marketing agreements. The amounts are not refundable and do not involve any significant future performance obligations.

  Principles of Consolidation

     The consolidated financial statements include VIVUS, Inc., VIVUS International Limited, a wholly-owned subsidiary, and VIVUS Ireland Limited, VIVUS UK Limited and VIVUS BV Limited, wholly-owned subsidiaries of VIVUS International Limited. All significant intercompany transactions and balances have been eliminated.

  Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost includes material and conversion costs. Pending FDA marketing clearance, which was obtained in November 1996, the Company expensed to research and development all raw material purchases prior to October 1, 1996. Certain of these expensed raw material costs benefited 1997 and 1998 by reducing cost of sales by $4.7 million and $2.7 million, respectively. During the quarter ended September 30, 1998, the Company wrote down its inventory to align with new estimates of expected future demand for MUSE. The Company had built up its inventory level prior to and after Pfizer's launch of sildenafil and had not anticipated the impact that sildenafil (a competing product) would have on the demand for MUSE. The Company anticipated sales to ultimately increase as a result of an expanding impotence market. Given the protracted decline in demand for MUSE, the Company recorded a valuation reserve of $16.0 million, primarily related to excess raw materials and future inventory purchase commitments for raw materials. This write-down is included in "Cost of Sales," in 1998 as part of the Company's restructuring. See Note 3.

  Available-for-Sale Securities

     The Company accounts for available-for-sale securities in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available-for-sale securities represent debt securities that are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains or losses, are recorded in "Accumulated Other Comprehensive Income," a separate component of stockholders' equity until realized. The Company's policy is to record debt securities as available-for-sale because the sale of such securities may be required prior to maturity. Any gains and losses on the sale of debt securities are determined on a specific identification basis.

  Property

     Property and equipment is stated at cost. For financial reporting, depreciation and amortization are computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives on remaining lease term. During 1998, the Company took multiple steps to restructure the operations of the Company to bring the cost structure in line with current and anticipated future revenues. These steps included the closing of the Company's contract manufacturing facility within PACO Pharmaceutical Services, Inc.,

                                  VIVUS, INC.

and the termination of the Company's leased corporate offices. The Company recorded a $32.2 million write-down of property and equipment. This write-down was calculated in accordance with the provisions of SFAS No. 121 and represents the excess of the carrying values of, property and equipment, primarily the Company's New Jersey manufacturing leaseholds and equipment, over the projected future discounted cash flows for the Company. See Note 4.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for financial reporting of income taxes.

  License Agreements

     The Company has obtained rights to patented technologies related to its initial product MUSE under several licensing agreements. These agreements generally required milestone payments during the development period and royalties on product sales. Royalties on product sales are included in cost of goods sold. Milestone payments are included in research and development expenses in 1997 and prior years.

  Net Income (Loss) Per Share

     Basic earnings per share are computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options and warrants under the treasury stock method. The computation of basic and diluted earnings per share for the years ended December 31, 1998, 1997 and 1996 are as follows:

  (IN THOUSANDS, EXCEPT PER SHARE DATA)         1998       1997        1996
  -------------------------------------       --------    -------    --------
Net income (loss).........................    $(80,253)   $36,617    $(16,527)
                                              ========    =======    ========
Net income (loss) per share -- Basic......    $  (2.52)   $  1.11    $  (0.55)
Common equivalent shares:
  Options.................................          --      (0.07)         --
  Warrants................................          --      (0.01)         --
                                              --------    -------    --------
Net income (loss) per share -- Diluted....    $  (2.52)   $  1.03    $  (0.55)
                                              ========    =======    ========
Shares used in the computation of net
  income (loss) per share -- Basic........      31,876     32,996      29,833
Common equivalent shares:
  Options.................................          --      2,215          --
  Warrants................................          --        348          --
                                              --------    -------    --------
Diluted shares............................      31,876     35,559      29,833
                                              ========    =======    ========

     Options to purchase 286,500 shares at prices ranging from $24.81 to $37.38 which were outstanding at December 31, 1997 are not included in the computation of diluted EPS for 1997 because the option prices were greater than the average market price of common shares.

                                  VIVUS, INC.

  Foreign Currency

     Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue, cost and expenses are translated at average rates of exchange in effect during the year. Net gains and losses resulting from foreign exchange transactions were not material in all periods.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassifications

     Reclassifications have been made to the prior years' Consolidated Financial Statements to conform to the fiscal 1998 presentation.

NOTE 2. AVAILABLE-FOR-SALE SECURITIES

     The fair value and the amortized cost of available-for-sale securities at December 31, 1998 and 1997 are presented in the table that follows. Fair values are based on quoted market prices obtained from an independent broker. For each category of investment securities, the table presents gross unrealized holding gains and losses. As of December 31, 1998 available-for-sale securities with maturities between one and two years, which total $12.7 million, are classified as short term assets as it is the Company's intention to sell these securities before maturity as necessary to meet current liability obligations.

     As of December 31, 1998 (in thousands):

                                                                 UNREALIZED   UNREALIZED
                                       AMORTIZED   FAIR MARKET    HOLDING      HOLDING
                                         COST         VALUE        GAINS        LOSSES
                                       ---------   -----------   ----------   ----------
U.S. government securities...........   $16,379      $16,380        $  7        $  (6)
Corporate debt.......................     4,558        4,568          10           --
                                        -------      -------        ----        -----
          Total......................   $20,937      $20,948        $ 17        $  (6)
                                        =======      =======        ====        =====

     As of December 31, 1997 (in thousands):

                                                                 UNREALIZED   UNREALIZED
                                       AMORTIZED   FAIR MARKET    HOLDING      HOLDING
                                         COST         VALUE        GAINS        LOSSES
                                       ---------   -----------   ----------   ----------
U.S. government securities...........   $36,255      $36,276        $148        $(127)
Corporate debt.......................    49,182       49,259          79           (2)
                                        -------      -------        ----        -----
          Total......................   $85,437      $85,535        $227        $(129)
                                        =======      =======        ====        =====

                                  VIVUS, INC.

NOTE 3. INVENTORIES

     Inventories are recorded net of reserves of $14.8 million and $5.4 million as of December 31, 1998 and 1997, respectively, and consist of (in thousands):

                                                               1998     1997
                                                               ----     ----
Raw materials...............................................  $4,021   $8,603
Work in process.............................................     162      190
Finished goods..............................................   1,089      291
                                                              ------   ------
          Total.............................................  $5,272   $9,084
                                                              ======   ======

NOTE 4. FIXED ASSETS

     Property and equipment as of December 31 consists of (in thousands):

                                                              1998      1997
                                                              ----      ----
Machinery and equipment....................................  $18,762   $10,247
Computers and software.....................................    3,866     2,884
Furniture and fixtures.....................................    2,195       781
Building Improvements......................................   11,642        --
Construction in progress...................................       --    27,067
                                                             -------   -------
                                                              36,465    40,979
Accumulated depreciation and amortization..................  (17,252)   (4,517)
                                                             -------   -------
          Property and equipment, net......................  $19,213   $36,462
                                                             =======   =======

NOTE 5. ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities as of December 31 consist of (in thousands):

                                                            1998       1997
                                                           -------    -------
Restructuring............................................   15,058         --
Unearned revenue.........................................    5,040         --
Research and clinical expenses...........................    2,337      1,579
Royalties................................................    2,133      1,155
Income taxes.............................................    2,082      1,531
Employee compensation and benefits.......................      902      2,308
Sales and marketing expenses.............................      664      4,913
Manufacturing expenses...................................      368      2,619
Other....................................................      570      1,009
Settlement of lawsuit....................................       --      5,050
                                                           -------    -------
                                                           $29,154    $20,165
                                                           =======    =======

NOTE 6. RESTRUCTURING AND RELATED CHARGES

     During the second quarter of 1998, the Company recorded restructuring and related costs of $6.5 million. The charge included costs of $3.2 million resulting from the termination of certain marketing and promotional programs, a provision of $2.3 million for reductions in the Company's workforce that includes severance compensation and benefit costs, and a $1.0 million in write-down of fixed assets.

                                  VIVUS, INC.

     During the third quarter of 1998, the Company took additional steps to restructure its operations and recorded $54.2 million of costs and write-downs. These charges included a $16.0 million write-down of inventory, primarily raw materials and commitments to buy raw materials, a $32.2 million write-down in property, and $6.0 million of other restructuring costs primarily related to personnel costs and operating lease commitments. These write-downs were calculated in accordance with the provisions of SFAS No. 121 and represents the excess of the carrying value of property and equipment, primarily the Company's New Jersey manufacturing leaseholds and equipment, over the projected future discounted cash flows for the Company.

RESTRUCTURING AND RELATED CHARGES IN FISCAL 1998 (IN THOUSANDS):

                                          INVENTORY      PROPERTY
                       SEVERANCE AND     AND RELATED    AND RELATED    MARKETING
                       EMPLOYEE COSTS    COMMITMENTS    COMMITMENTS    PROGRAMS      OTHER      TOTAL
                       --------------    -----------    -----------    ---------    -------    --------
Restructuring
  provision..........     $ 3,069         $ 16,083       $ 34,884       $ 3,191     $ 3,708    $ 60,735
Incurred to date.....     $(1,159)        $(10,699)      $(30,020)      $(1,884)    $(1,915)   $(45,677)
                          -------         --------       --------       -------     -------    --------
Balance at December
  31, 1998...........     $ 1,910         $  5,384       $  4,664       $ 1,307     $ 1,793    $ 15,058
                          =======         ========       ========       =======     =======    ========

     The Company expects that during the fiscal year 1999 it will make cash payments of approximately $7.2 million related to the restructuring, with the remaining $7.8 million in cash payments to occur over the fiscal years 2000, 2001 and 2002.

NOTE 7. STOCKHOLDERS' EQUITY

  Common Stock

     The Company is authorized to issue 200 million shares of common stock. As of December 31, 1998 and 1997, 31,890,091, and 33,167,964 shares were issued and outstanding.

     The Company's Board of Directors approved a stock repurchase program in May 1997 whereby the Company could purchase up to two million shares of its common stock. As of December 31, 1997, the Company had repurchased 336,700 shares at a cost of $7,716,000. During January and February 1998, the Company repurchased 1,663,300 additional shares of its common stock at a cost of $23,583,990.

     In June 1997, the Company effected a two-for-one common stock split. All common stock data in the accompanying consolidated financial statements for all years presented have been adjusted to reflect this stock split.

  Preferred Stock

     The Company is authorized to issue 5,000,000 shares of undesignated preferred stock. Shares of preferred stock may be issued by the Company in the future, without stockholder approval, upon such terms as the Company's Board of Directors may determine.

  Stock Warrants

     In connection with the issuance of convertible preferred stock in 1993, the Company issued warrants exercisable for up to 528,600 shares of common stock at an exercise price of $4.31 per share. In June 1997, 203,590 warrants were exercised and the Company issued 165,928 net shares based on the market price on June 23, 1997. The remaining 325,010 warrants outstanding as of December 31, 1998 expire in 1999.

                                  VIVUS, INC.

NOTE 8. STOCK OPTION AND PURCHASE PLANS

  Stock Option Plans

     Under the 1991 Incentive Stock Plan (the Plan), the Company may grant incentive or nonstatutory stock options or stock purchase rights (SPRs). Up to 7, 800,000 shares of common stock have been authorized for issuance under the Plan. The Plan allows the Company to grant incentive stock options (ISOs) to employees and nonstatutory stock options (NSOs) to employees, directors and consultants at not less than the fair market value (for an ISO) of the stock at the date of grant (110% of fair market value for individuals who control more than 10% of the Company stock; otherwise, not less than 85% of fair market value for an NSO), as determined by the Board of Directors. Under the Plan, 25% of the options generally become exercisable after one year and 2.0833% per month thereafter. The term of the option is determined by the Board of Directors on the date of grant but shall not be longer than ten years. The Plan allows the Company to grant SPRs to employees and consultants at not less than 85% of the fair market value of the stock at the date of grant, as determined by the Board of Directors. Sales of stock under SPRs are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. The Company has a right to repurchase the shares at the original sale price, which expires at a rate to be determined by the Board of Directors. As of December 31, 1998, no SPRs have been granted under the Plan.

     Under the 1994 Director Option Plan (the Director Option Plan), the Company reserved 400,000 shares of common stock for issuance to nonemployee directors of the Company pursuant to nonstatutory stock options issued at the fair market value of the Company's common stock at the date of grant. Under the Director Option Plan, nonemployee directors will receive an option to purchase 32,000 shares of common stock when they join the Board of Directors. These options vest 25% after one year and 25% annually thereafter. Each director shall receive an option to purchase 8,000 shares of the Company's common stock annually upon their reelection. These options are fully exercisable ratably over eight months.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants: risk-free rates ranging from 5 - 6% and corresponding to government securities with original maturities similar to the vesting periods; expected dividend yield of 0%; expected lives of .64 years beyond vest dates; and expected volatility of 55% in all years.

Details of option activity under these plans are as follows:

                                                    NUMBER      WEIGHTED AVERAGE
                                                  OF SHARES      EXERCISE PRICE
                                                  ----------    ----------------
Outstanding, December 31, 1995..................   3,264,632           4.93
Granted.........................................   1,444,746          16.40
Exercised.......................................    (485,796)          2.48
Canceled........................................     (25,732)         10.24
                                                  ----------         ------
Outstanding, December 31, 1996..................   4,197,850           9.13
Granted.........................................   1,289,722          22.32
Exercised.......................................    (850,550)          5.00
Canceled........................................    (115,827)         12.90
                                                  ----------         ------
Outstanding, December 31, 1997..................   4,521,195         $13.57
Granted.........................................   1,093,338           4.96
Exercised.......................................    (379,375)          4.23
Canceled........................................  (2,163,416)         14.23
Canceled -- re-priced options...................  (1,910,523)         15.16
Issued -- re-priced options.....................   1,910,523           3.42
                                                  ----------         ------
Outstanding December 31, 1998...................   3,071,742           3.90
                                                  ==========         ======

                                  VIVUS, INC.

                        OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
-------------------------------------------------------------------   -------------------------------
                    NUMBER                                               NUMBER
                 OUTSTANDING    WEIGHTED-AVERAGE                      EXERCISABLE
   RANGE OF      DECEMBER 31,      REMAINING       WEIGHTED-AVERAGE   DECEMBER 31,   WEIGHTED-AVERAGE
EXERCISE PRICES      1998       CONTRACTUAL LIFE    EXERCISE PRICE        1998        EXERCISE PRICE
---------------  ------------   ----------------   ----------------   ------------   ----------------
$0.09 - $ 2.72      994,617        8.16 Years           $2.08           315,779           $0.76
    $2.94         1,128,727         7.3 Years            2.94                --              --
$3.00 - $25.88      948,398        7.08 Years            6.96           332,326            9.15
                  ---------                                             -------
$0.09 - $25.88    3,071,742        7.51 Years           $3.90           648,105           $5.06
                  =========                                             =======

     At December 31, 1998, 6,261,743 options remained authorized and unissued and options to purchase 648,105 shares were exercisable under these plans. The weighted averages of fair values of options granted during 1998, 1997, and 1996, respectively, were $4.96, $9.32, and $6.76.

     During 1997, options to purchase 100,000 shares of common stock were granted to research consultants at the fair market value on the date of grant. Compensation costs, including the impact of re-pricing, using the Black-Scholes option-pricing model are estimated to be approximately $1.1 million over the option's vesting period of which $648,000 and $140,000 were recorded as expenses for the years ended December 31, 1998 and December 31, 1997, respectively.

     In October 1998, the Company's Board of Directors authorized the re-pricing of all non-executive employees' options, certain consultants' options, and 50% of executives' options to the closing value as of October 19, 1998. The remaining 50% of executive options were re-priced at 150% of the closing value as of the same date. All re-priced stock options have a six-month "black out" period, whereby the re-priced stock options are not exercisable, even if vested.

     The Company accounts for these plans under APB Opinion No. 25. Except for compensation discussed in the preceding paragraph, no compensation cost has been recognized because the exercise price equals the market value of stock on the date of grant. Options under these plans generally vest over four years, and all options expire after ten years.

     Under FASB Statement No. 123 (FASB 123), "Accounting for Stock-based Compensation", the estimated fair value of options is amortized to expense over the options' vesting period. In accordance with the disclosure requirements of FASB 123, if the Company had elected to recognize this expense, income (loss) and income (loss) per share would have been reduced to the following pro forma amounts (In thousands, except per share data):

                                                                1998       1997        1996
                                                              --------    -------    --------
Pro forma net income (loss).................................  $(83,129)   $31,958    $(20,039)
Pro forma net income (loss) per share:
  Basic.....................................................  $  (2.61)   $  0.97    $  (0.67)
  Diluted...................................................  $  (2.61)   $  0.90    $  (0.67)

     Because the FASB 123 method of accounting has not been applied to options granted prior to January 1, 1996, the resulting pro forma amounts may not be representative of that to be expected in future years.

  Stock Purchase Plan

     In June 1994, the Company implemented an employee stock purchase plan under which eligible employees may authorize payroll deductions of up to 10% of their base compensation (as defined) to purchase common stock at a price equal to 85% of the lower of the fair market value as of the beginning or the end of the offering period. A total of 400,000 shares were reserved for issuance under the employee stock purchase

                                  VIVUS, INC.

plan. As of December 31, 1998, 172,346 shares have been issued to employees. During 1998, the weighted average fair market value of shares issued under the employee stock purchase plan was $6.32 per share.

NOTE 9. LICENSE AGREEMENTS

     The Company has entered into several agreements to license patented technologies that are essential to the development and production of the Company's product. In connection with these agreements, upon meeting certain milestones (as defined) and contingent on the issuance of patents in certain countries, the Company is obligated to (1) pay license fees of $2,575,000 (of which $2,175,000 was paid prior to December 31, 1997 and $400,000 was paid in January 1998); (2) issue 896,492 shares of the Company's common stock (all of which has been issued); and (3) pay royalties on product sales covered by the license agreements (4% of U.S. and Canadian product sales and 3% of sales elsewhere in the world). In 1996, the Company issued an additional 400,000 shares of common stock to maintain exclusive rights to certain patents and patent applications beyond 1998. In connection with this issuance, the Company recorded a charge of $5,821,000 to the consolidated statements of operations. In 1997 and 1998, the Company recorded royalty expenses as cost of goods sold based on product sales.

NOTE 10. LEASE COMMITMENTS

     The Company leases its manufacturing facilities under a five-year non-cancelable operating lease expiring in 2002. The Company has the option to extend this lease for two renewal terms of five years each. The Company cancelled the lease on its principal administrative and research and development laboratory facility that had a fifteen-year term expiring in 2012. The Company was able to secure a sub-lease that expires in November 1999 for significantly reduced space within the same building.

     Future minimum lease payments under operating leases are as follows (In thousands):

1999........................................................  $  961
2000........................................................     763
2001........................................................     763
2002........................................................     163
2003........................................................       9
                                                              ------
                                                              $2,659
                                                              ======

     Rent expense under operating leases totaled $2,472,000, $1,302,000, $560,000, for the years ended December 31, 1998, 1997, 1996, respectively.

                                  VIVUS, INC.

NOTE 11. INCOME TAXES

     Deferred income taxes result from differences in the recognition of expenses for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's deferred income tax assets as of December 31 are as follows (in thousands):

                                                          1998           1997
                                                         -------       --------
Deferred tax assets:
  Net operating loss carryforwards.....................  $17,309       $     --
  Research and development credit carryforwards........    4,625             --
  Capitalized research and development expenses........    1,385          1,947
  Inventory reserve....................................    5,808          3,022
  Amortization.........................................       --             --
  Accruals and other...................................   11,007            648
  Deferred gain........................................     (573)          (859)
  Depreciation.........................................    5,466          1,260
                                                         -------       --------
                                                          45,027          6,018
Valuation allowance....................................  (45,027)         6,018
                                                         -------       --------
          Total........................................  $    --       $     --
                                                         =======       ========

     For federal and state income tax reporting purposes, net operating loss carryforwards of approximately $53,304,000 and $8,981,000 are available to reduce future taxable income, if any. These carryforwards begin to expire in 2018. In 1995, the Company implemented an international product distribution strategy for its products. Implementation included the transfer of international product manufacturing and marketing rights to VIVUS International Limited in a taxable transaction. The transfer of rights and related allocation of research and development costs resulted in the current utilization of $29,467,000 of the net operating loss carryforward. Should significant changes in the Company's ownership occur, the annual amount of tax loss and credit carryforwards available for future use would be limited.

     The provision for income taxes consisted of the following components as of December 31, 1997, (in thousands):

                                                               1997
                                                              ------
Current
  Federal...................................................  $2,170
  State.....................................................   1,332
                                                              ------
          Total current.....................................   3,502
Deferred (prepaid)
  Federal...................................................    (318)
  State.....................................................       0
                                                              ------
          Total deferred (prepaid), net.....................    (318)
                                                              ------
          Total provision for income taxes..................  $3,184
                                                              ======

                                  VIVUS, INC.

     The provisions for income taxes differs from the amount computed by applying the statutory federal income tax rates as follows, as of December 31, 1997:

                                                              1997
                                                              ----
Provision computed at federal statutory rates...............   35%
State income taxes, net of federal tax effect...............    6
Net operating losses utilized...............................  (20)
Tax credits utilized........................................  (10)
Income not subject to federal and state taxation............   (4)
Other.......................................................    1
                                                              ---
          Provision for income taxes........................    8%
                                                              ===

NOTE 12. LEGAL MATTERS

     In December 1997, the Company reached a settlement agreement with a former consultant of the Company whereby the former consultant dropped his claims against the Company and certain of its officers and directors. The Company agreed to pay the former consultant $5.1 million. The Company recorded the settlement in 1997 and paid the $5.1 million on January 5, 1998 in accordance with the agreement.

     In February 1998, the Company and certain of its officers and directors were named in a class action lawsuit filed in California state court alleging violations of state securities laws. The lawsuit involves events which allegedly took place between May 15, 1997 and December 9, 1997. In March 1998, a purported shareholder class action was filed in the United States District Court for the Northern District in California. The federal complaints were filed on behalf of a purported class of persons who purchased stock between May 2, 1997 and December 9, 1997. The Company believes that the allegations of this lawsuits are without merit and intends to vigorously defend these cases. The Company does not believe that resolution of these cases will have an adverse material impact on the operations or financial position of the Company.

     In October 1998, the Company was named in a civil action filed in the Superior Court of New Jersey. This complaint seeks specific performance and other relief in connection with the Company's leased manufacturing facilities, located in Lakewood, New Jersey. The Company's lease agreement requires that the Company provide a removal security deposit in the form of cash or a letter of credit. The Company and lessor ("plaintiff") have not been able to agree on the amount of such deposit and the plaintiff filed suit asking for specific performance in the amount of $3.3 million. The Company believes that the amount sought by the plaintiff is excessive and not mandated by the terms of the lease. However, if the Company is required to post a deposit of $3.3 million, this will have a material adverse effect on the financial condition of the Company.

     In the normal course of business, the Company receives and makes inquiries regarding patent infringement and other legal matters. The Company believes that it has meritorious claims and defenses and intends to pursue any such matters vigorously. The Company is not aware of any asserted or unasserted claims against it, excluding the settlement above, where the resolution would have an adverse material impact on the operations or financial position of the Company.

NOTE 13. COMPREHENSIVE INCOME

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income" in 1998. Accordingly, the Consolidated Statements of Comprehensive Income appear on page 29 of this report.

NOTE 14. SEGMENT INFORMATION

     During 1998, the Company adopted Statement of Financial Accounting Statement SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 requires a new basis of

                                  VIVUS, INC.

determining reportable business segments, i.e. the management approach. This approach requires that business segment information used by management to assess performance and manage company resources for information disclosure. On this basis, the Company primarily sells its product through wholesale channels in the United States. International sales are made only to the Company's two international partners. All transactions are denominated in U.S. dollars, therefore, the Company considers the arrangement as operating in a single segment.

     During 1998, five customers accounted for 35%, 13%, 11%, 11%, and 10% of total product revenue, and during 1997, five customers accounted for 24%, 18%, 14%, 13% and 11% of total product revenue.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

     The information required by this item is incorporated by reference from the discussion in the Company's Proxy Statement captioned "Proposal One: Election of Directors."

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference from the discussion in the Company's Proxy Statement captioned "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference from the discussion in the Company's Proxy Statement captioned "Record Date and Share Ownership."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information required by this item is incorporated by reference from the discussion in the Company's Proxy Statement captioned "Certain Transactions and Reports."

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

       NUMBER
       ------
        ###4.5     Second Amended and Restated Preferred Shares Rights
                   Agreement, dated as of April 15, 1997 by and between the
                   Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights
                   Certificate and the Summary of Rights attached thereto as
                   Exhibits A, B, and C, respectively
        *+10.1     Assignment Agreement by and between Alza Corporation and the
                   Registrant dated December 31, 1993
        *+10.2     Memorandum of Understanding by and between Ortho
                   Pharmaceutical Corporation and the Registrant dated February
                   25, 1992
         *10.3     Assignment Agreement by and between Ortho Pharmaceutical
                   Corporation and the Registrant dated June 9, 1992
        *+10.4     License Agreement by and between Gene A. Voss, M.D., Allen
                   C. Eichler, M.D., and the Registrant dated December 28, 1992
        *+10.5A    License Agreement by and between Ortho Pharmaceutical
                   Corporation and Kjell Holmquist AB dated June 23, 1989
        *+10.5B    Amendment by and between Kjell Holmquist AB and the
                   Registrant dated July 3, 1992
         *10.5C    Amendment by and between Kjell Holmquist AB and the
                   Registrant dated April 22, 1992
        *+10.5D    Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992
        *+10.6A    License Agreement by and between Amsu, Ltd., and Ortho
                   Pharmaceutical Corporation dated June 23, 1989
        *+10.6B    Amendment by and between Amsu, Ltd., and the Registrant
                   dated July 3, 1992
         *10.6C    Amendment by and between Amsu, Ltd., and the Registrant
                   dated April 22, 1992
        *+10.6D    Stock Purchase Agreement by and between Amsu, Ltd., and the
                   Registrant dated July 10, 1992
         *10.7     Supply Agreement by and between Paco Pharmaceutical
                   Services, Inc., and the Registrant dated November 10, 1993
         *10.10    Lease by and between McCandless-Triad and the Registrant
                   dated November 23, 1992, as amended
      ****10.11    Form of Indemnification Agreements by and among the
                   Registrant and the Directors and Officers of the Registrant
        **10.12    1991 Incentive Stock Plan and Form of Agreement, as amended
         *10.13    1994 Director Option Plan and Form of Agreement
         *10.14    Form of 1994 Employee Stock Purchase Plan and Form of
                   Subscription Agreement
         *10.17    Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay
      ***+10.21    Distribution Services Agreement between the Registrant and
                   Synergy Logistics, Inc. (a wholly-owned subsidiary of
                   Cardinal Health, Inc.) dated February 9, 1996
      ***+10.22    Manufacturing Agreement between the Registrant and CHINOIN
                   Pharmaceutical and Chemical Works Co., Ltd. dated December
                   20, 1995

       NUMBER
       ------
        ++10.22A   Amendment One, dated as of December 11, 1997, to the
                   Manufacturing Agreement by and between VIVUS and CHINOIN
                   Pharmaceutical and Chemical Works Co., Ltd. dated December
                   20, 1995
        #+10.23    Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996
    *****+10.24    Distribution Agreement made as of May 29, 1996 between the
                   Registrant and Astra AB
         #10.25    Menlo McCandless Office Lease made as of August 30, 1996 by and between Registrant and McCandless-Triad
         #10.26    Sublease Agreement made as of August 22, 1996 by and between
                   Registrant and Plant Research Technologies
       ##+10.27    Distribution Agreement made as of January 22, 1997 between the Registrant and Jenssen Pharmaceutical International, a
                   division of Cilag AG International
        ++10.27A   Amended and Restated Addendum 1091, dated as of October 29,
                   1997, between VIVUS International Limited and Janssen
                   Pharmaceutical International
        ##10.28    Lease Agreement made as of January 1, 1997 between the
                   Registrant and Airport Associates
        ##10.29    Lease Amendment No. 1 as of February 15, 1997 between
                   Registrant and Airport Associates
     #####10.29A   Lease Amendment No. 2 dated July 24, 1997 by and between the
                   Registrant and Airport Associates
     #####10.29B   Lease Amendment No. 3 dated July 24, 1997 by and between the
                   Registrant and Airport Associates
        ##10.30    Lease agreement by and between 605 East Fairchild
                   Associates, L.P. and Registrant dated as of March 5, 1997
    ####++10.31    Manufacture and Supply Agreement between Registrant and
                   Spolana Chemical Works, A.S. dated May 30, 1997
         @10.32A   Agreement between ADP Marshall, Inc. and the Registrant
                   dated December 19, 1997
         @10.32B   General Conditions of the Contract for Construction
         @10.32C   Addendum to General Conditions of the Contract for
                   Construction
        @+10.33    Sales Force Services Agreement dated as of February 1, 1998 between the Registrant and Innovex, Inc.
       @@+10.34    Agreement dated as of June 30, 1998 between Registrant and
                   Alza Corporation.
       @@+10.35    Sales Force Transition Agreement dated July 6, 1998 between
                   Registrant and Alza Corporation.
          10.36    Form of, "Change of Control Agreements", dated July 8, 1998 by and between the Registrant and certain Executive Officers of the Company.
          10.30A   Amendment of lease agreement made as of October 19, 1998 by and between Registrant and 605 East Fairchild Associates,
                   L.P.
          10.37    Sublease agreement made as of November 17, 1998 between
                   Caliper Technologies, Inc. and Registrant.
        ++10.22B   Amendment Two, dated as of December 18, 1998 by and between
                   VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works
                   Co.

       NUMBER
       ------
        ++10.31A   Amendment One, dated as of December 12, 1998 by and between
                   VIVUS, Inc. and Spolana Chemical Works, A.S.
          27.1     Financial Data Schedule

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

@ Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on form 10-K for the year ended December 31, 1997.

@@ Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on form 10-Q for the quarter ended June 30, 1998.

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

                                          VIVUS, INC.,
                                          a Delaware Corporation

                                          By: /s/ RICHARD WALLISER
                                            ------------------------------------
                                            Richard Walliser
                                            Vice President of Finance and
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                              Officer)

Date: March 30, 1999

                                                                    EXHIBIT 24.1

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Leland F. Wilson and Richard Walliser as his attorney-in-fact for him, in any and all capacities, to sign each amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                   SIGNATURE                                      TITLE                      DATE
                   ---------                                      -----                      ----

              /s/ LELAND F. WILSON                  President, Chief Executive Officer  March 30, 1999
------------------------------------------------       (Principal Executive Officer)
                Leland F. Wilson                               and Director

              /s/ VIRGIL A. PLACE                    Chairman of the Board and Chief    March 30, 1999
------------------------------------------------      Scientific Officer and Director
                Virgil A. Place

              /s/ RICHARD WALLISER                    Vice President of Finance and     March 30, 1999
------------------------------------------------          Chief Financial Officer
                Richard Walliser                          (Principal Financial and
                                                            Accounting Officer)

              /s/ JOSEPH E. SMITH                                Director               March 30, 1999
------------------------------------------------
                Joseph E. Smith

               /s/ BRIAN H. DOVEY                                Director               March 30, 1999
------------------------------------------------
                 Brian H. Dovey

               /s/ LINDA JENCKES                                 Director               March 30, 1999
------------------------------------------------
                 Linda Jenckes

                                  VIVUS, INC.

                            REPORT ON FORM 10-K FOR
                        THE YEAR ENDED DECEMBER 31, 1998

                               INDEX TO EXHIBITS*

    EXHIBIT                                                                    SEQUENTIALLY
     NUMBER                            EXHIBIT NAME                            NUMBERED PAGE
    -------                            ------------                            -------------
     10.36      Form of, "Change of Control Agreements," dated July 1998 by and between the Registrant and Executive Officers of the
                Company....................................................

     10.30A     Amendment of lease agreement made as of October 19, 1998 by and between Registrant and 605 East Fairchild Associates,
                L.P. ......................................................

     10.37      Sublease agreement made as of November 17, 1998 between
                Caliper Technologies, Inc. and Registrant. ................

    **10.22.B   Amendment Two, dated as of December 18, 1998 by and between
                VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works
                Co. .......................................................

    **10.31A    Amendment One, dated as of December 12, 1998 by and between
                VIVUS, Inc. and Spolana Chemical Works, A.S. ..............

      21.2      List of Subsidiaries.......................................

      23.1      Consent of Independent Public Accountants..................

      24.1      Power of Attorney (see "Power of Attorney")................

      27.1      Financial Data Schedule....................................

---------------
* Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.

** Confidential treatment requested.