Form 10-Q
period 1999-03-31
VIVUS INC
filed 1999-05-12
CIK 881524

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     At March 31, 1999, 31,946,801 shares of common stock were outstanding.

                            EXHIBIT INDEX ON PAGE 25

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

                         PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VIVUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS ENDED
                                                          ------------------------------------------
                                                           MARCH 31,     DECEMBER 31,     MARCH 31,
                                                             1999            1998           1998
                                                          -----------    ------------    -----------
                                                          (UNAUDITED)    (UNAUDITED)     (UNAUDITED)
Revenue
  US Product............................................    $ 4,538        $ 4,863         $24,551
  International Product.................................      1,716          6,267           1,971
  Milestone.............................................      4,000             --           1,000
                                                            -------        -------         -------
          Total revenue.................................     10,254         11,130          27,522

Operating expenses:
  Cost of goods sold....................................      3,603          6,133          10,482
  Research and development..............................      1,786          2,266           3,880
  Selling, general and administrative...................      1,352          1,961          17,058
                                                            -------        -------         -------
          Total operating expenses......................      6,741         10,360          31,420
                                                            -------        -------         -------
Income (loss) from operations...........................      3,513            770          (3,898)
Interest and other income...............................        479            270             911
                                                            -------        -------         -------
          Income (loss) before taxes....................      3,992          1,040          (2,987)
Income tax (provision) benefit..........................       (200)            --             597
                                                            -------        -------         -------
          Net income (loss).............................    $ 3,792        $ 1,040         $(2,390)
                                                            =======        =======         =======
Net income (loss) per share:
  Basic.................................................    $  0.12        $  0.03         $ (0.07)
  Diluted...............................................    $  0.12        $  0.03         $ (0.07)

Shares used in the computation of net income (loss) per
  share:
  Basic.................................................     31,934         31,869          32,125
  Diluted...............................................     32,211         32,115          32,125

                                  VIVUS, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                      THREE MONTHS ENDED
                                                          ------------------------------------------
                                                           MARCH 31,     DECEMBER 31,     MARCH 31,
                                                             1999            1998           1998
                                                          -----------    ------------    -----------
                                                          (UNAUDITED)    (UNAUDITED)     (UNAUDITED)
Net Income (loss).......................................    $3,792          $1,040         $(2,390)
Other comprehensive income:
  Unrealized (loss) on securities.......................       (65)            (56)           (122)
  Income tax benefit....................................         3              --              24
                                                            ------          ------         -------
                                                               (62)            (56)            (98)
                                                            ------          ------         -------
Comprehensive income (loss).............................    $3,730          $  984         $(2,488)
                                                            ======          ======         =======

                                  VIVUS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)
CURRENT ASSETS:
  Cash......................................................   $   4,428      $   2,989
  Available-for-sale securities.............................      31,950         20,903
  Accounts receivable.......................................       3,514          5,197
  Inventories...............................................       4,337          5,272
  Prepaid expenses and other assets.........................         673            534
                                                               ---------      ---------
          Total current assets..............................      44,902         34,895
  Property and equipment....................................      18,424         19,213
                                                               ---------      ---------
          Total.............................................   $  63,326      $  54,108
                                                               =========      =========
CURRENT LIABILITIES:
  Accounts payable..........................................   $   2,194      $   3,277
  Accrued and other liabilities.............................      29,014         21,294
                                                               ---------      ---------
  Current liabilities.......................................      31,208         24,571
  Accrued and other long-term liabilities...................       6,555          7,860
                                                               ---------      ---------
          Total liabilities.................................      37,763         32,431
STOCKHOLDERS' EQUITY:
  Common stock; $.001 par value; shares
     authorized 200,000; shares outstanding --
     March 31, 1999, 31,947;
     December 31, 1998, 31,890..............................          32             32
  Paid in capital...........................................     131,625        131,466
  Accumulated other comprehensive loss......................         (96)           (31)
  Accumulated deficit.......................................    (105,998)      (109,790)
                                                               ---------      ---------
          Total stockholders' equity........................      25,563         21,677
                                                               ---------      ---------
          Total.............................................   $  63,326      $  54,108
                                                               =========      =========

                                  VIVUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1999           1998
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................   $  3,792       $ (2,390)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Depreciation and amortization..........................        828            678
     Stock compensation costs...............................        109            152
     Accounts receivable....................................      1,684         (5,131)
     Inventories............................................        935         (2,591)
     Prepaid expenses and other assets......................       (139)          (335)
     Accounts payable.......................................     (1,083)         1,035
     Accrued and other liabilities..........................      6,415         (9,363)
                                                               --------       --------
          Net cash provided by (used for) operating
            activities......................................     12,541        (17,945)
                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment purchases..........................        (39)        (6,116)
  Investment purchases......................................    (24,403)       (53,461)
  Proceeds from sale of securities..........................     13,291         98,565
                                                               --------       --------
          Net cash provided by (used for) investing
            activities......................................    (11,151)        38,988
                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of common stock options..........................         49            277
  Repurchase of common stock................................         --        (23,584)
                                                               --------       --------
          Net cash provided by (used for) financing
            activities......................................         49        (23,307)
                                                               --------       --------
NET INCREASE (DECREASE) IN CASH.............................      1,439         (2,264)
CASH:
  Beginning of period.......................................      2,989          6,161
                                                               --------       --------
  End of period.............................................   $  4,428       $  3,897
                                                               ========       ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized gain (loss) on securities......................   $    (65)      $    (24)
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid.........................................   $     36       $     71

                                  VIVUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. RESTRUCTURING RESERVE

     During 1998, the Company experienced a significant decline in market demand as the result of the introduction of a competitor's product. As a result, the Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. (See Notes 1 and 6 to the Consolidated Financial Statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K). Management believes that these restructuring measures were adequate in bringing the cost structure in line with revenues; however, there can be no assurance that these restructuring measures will be sufficient in future periods. The reserve balance at March 31, 1999 was $12.9 million, a decrease of $2.2 million from $15.1 million at December 31, 1998. The decrease was primarily related to payments for marketing obligations, the return of expired product from wholesalers, and lease commitments as follows (in thousands):

                                  SEVERANCE AND     INVENTORY     PROPERTY
                                     EMPLOYEE      AND RELATED   AND RELATED   MARKETING
                                      COSTS        COMMITMENTS   COMMITMENTS   PROGRAMS    OTHER     TOTAL
                                  --------------   -----------   -----------   ---------   ------   -------
Balance at December 31, 1998....      $1,910         $5,384        $4,664       $ 1,307    $1,793   $15,058
Incurred in first quarter
  1999..........................        (108)          (128)         (309)       (1,076)     (500)   (2,121)
                                      ------         ------        ------       -------    ------   -------
Balance at March 31, 1999.......      $1,802         $5,256        $4,355       $   231    $1,293   $12,937
                                      ======         ======        ======       =======    ======   =======

     The Company expects that over the next twelve months, it will make cash payments of approximately $6.4 million related to the restructuring, with the remaining $6.5 million in cash payments to occur after this period.

3. DEFERRED REVENUE

     The Company invoices its international partners based on an agreed billing price per unit, that is subject to revision based on contractual formulas either up or down upon periodic reconciliation's. Final pricing for product shipments to international partners is subject to contractual formulas based on the partners' net realizable price to their customers and the Company's cost of goods among other things. At the time of product shipment, the Company recognizes revenue at the lowest possible price in accordance with contractual formulas and will recognize additional revenue, if any, upon finalization of pricing with its international partners. As of March 31, 1999, the Company had deferred revenue of $5.3 million representing amounts billed in excess of revenue recognized, an increase of $300 thousand from December 31, 1998.

     During the first quarter of 1999, the Company received $7.9 million from an international partner as pre-payment for product shipments to occur in future periods. The Company recorded these payments as unearned revenue and will record revenue from product shipments in future periods as they occur.

                                  VIVUS, INC.

                                 MARCH 31, 1999

4. ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities as of March 31, 1999 and December 31, 1998 consist of (in thousands):

                                                MARCH 31, 1999    DECEMBER 31,1998
                                                --------------    ----------------
Restructuring.................................      12,937             15,058
Unearned revenue..............................      13,158              5,040
Research and clinical expenses................       2,429              2,337
Royalties.....................................       2,014              2,133
Income taxes..................................       2,247              2,082
Employee compensation and benefits............       1,006                902
Sales and marketing expenses..................         941                664
Manufacturing expenses........................         251                368
Other.........................................         585                570
                                                   -------            -------
                                                   $35,569            $29,154
                                                   =======            =======

5. NET INCOME (LOSS) PER SHARE

     Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" which requires a dual presentation of basic and diluted earnings per share. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods. Diluted income per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options and warrants. Certain options and warrants are excluded from the diluted income per share for all periods presented because they are anti-dilutive.

6. PROVISION FOR INCOME TAXES

     The Company's effective tax rate was five percent of income before taxes for the three months ended March 31, 1999. This tax rate includes the effect of net operating losses ("NOLs") carried forward from prior periods. The tax rate would have been substantially higher if the NOLs were not available to offset current income.

7. SUBSEQUENT EVENT

     On May 4, 1999 the Company reached a settlement with plaintiffs of the shareholder class action lawsuits described in Part II -- Other Information,
Item 1 -- Legal Proceedings on page 19. The aggregate settlement amount is $6 million. The settlement will be funded by insurance proceeds of $5.4 million and by the Company contributing 120,000 shares of VIVUS common stock to the settlement fund. The settlement is subject to approval by the Court.

8. SEGMENT INFORMATION

     During 1998, the Company adopted Statement of Financial Accounting Statement SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 requires a new basis of determining reportable business segments, i.e. the management approach. This approach requires that business segment information used by management to assess performance and manage company resources for information disclosure. On this basis, the Company primarily sells its product through wholesale channels in the United States. International sales are made only to the Company's two international partners. All transactions are denominated in U.S. dollars, therefore, the Company considers the arrangement as operating in a single segment.

     During the first quarter of 1999, five customers accounted for 30%, 16%, 15%, 14%, and 13% of total product revenue, and during fiscal 1998, five customers accounted for 35%, 13%, 11%, 11% and 10% of total product revenue.

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ from those set forth in such forward-looking statements as a result of certain factors, including those set forth in this Risk Factors section starting on page 11 of this document.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     VIVUS, Inc. ("VIVUS" or the "Company") is the developer and manufacturer of MUSE(R) (alprostadil) and ACTIS(TM), two advancements in the treatment of men with erectile dysfunction ("ED"), also known as impotence. The Company's objective is to become a global leader in the development and commercialization of innovative therapies for the treatment of sexual dysfunction and urologic disorders in men and women. To this end, the Company utilizes its expertise and patent portfolio by focusing its R&D activities on male and female sexual dysfunction, incontinence and premature ejaculation. VIVUS focuses on the development of new indications or delivery systems for pharmacological agents that have pre-existing data. The Company believes that such agents present a lower development risk profile and may progress more rapidly through the clinical development and regulator process than agents without pre-existing data.

     The Company intends to market and sell its products worldwide through distribution, co-promotion or license agreements with corporate partners. To date, the Company has entered into licensing and distribution agreements with ASTRA AB, now ("ASTRAZENECA") and Janssen Pharmaceutica ("Janssen") for certain international markets. The Company is currently seeking a major pharmaceutical partner to market, distribute and sell its products in the U.S. and Japan. There can be no assurance that the Company will be able to successfully enter into additional agreements with corporate partners upon reasonable terms, if at all. To the extent that the Company enters into distribution, co-promotion or license agreements for the sale of its products, the Company will be dependent upon the efforts of third parties. These third parties may have other commitments, and there can be no assurance that they will commit the necessary resources to effectively market, distribute and sell the Company's product.

     The Company supports MUSE sales in the U.S. through physician and patient information/help lines, sales support for major accounts, product education newsletters and participation in national urologic and sexual dysfunction forums and conferences such as the American Urological Association annual meeting and the International Society for Impotence Research. In addition, the Company supports ongoing research and clinical investigation of MUSE and the publication of data in peer-reviewed journals.

     In November 1996, the Company obtained marketing clearance by the U.S. Food and Drug Administration (the "FDA") to manufacture and market its first product, MUSE and commercially introduced MUSE in the United States beginning in January 1997. The launch of MUSE went on to become one of the top 25 most successful drug launches in the U.S. and the Company recorded a net profit of $36.6 million and product revenue of $129.3 million for the year ended December 31, 1997.

     During 1998, the Company experienced a significant decline in market demand for MUSE as the result of the introduction of a competitor's product in April 1998. Since the launch of this competitive product, MUSE prescriptions have declined approximately 80% in the US. During the second and third quarters of 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. As a result, the Company incurred a net loss of $80 million and had negative operating cash flow of $26 million for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     The Company was able to record profits in both the first quarter of 1999 and the fourth quarter of 1998 as a result of the restructuring measures taken. Management believes that these restructuring measures are adequate to bring the cost structure in line with current and projected revenues, however, there can be no assurance that product demand will not weaken further or that these measures will result in sustained profitability in future periods.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1999 AND DECEMBER 31, 1998

     Product revenues for the quarter ended March 31, 1999 were $4.5 million in the United States and $1.7 million internationally compared to $4.9 million in the United States and $6.3 million internationally for the quarter ended December 31, 1998. International product revenue decreased by $4.6 million from fourth quarter 1998 as a result of the Company's international marketing partners, Janssen and ASTRAZENECA, having sufficient inventory for their projected demand and planned launches. The Company anticipates that current inventory levels of its international marketing partners will be sufficient through the third quarter of 1999 to support their projected demand and planned launches. Accordingly, the Company does not anticipate any increase in international product shipments until late in the year, which will have a material effect on the Company's business, financial condition and results of operations.

     Total revenues during the first quarter 1999 also included milestone revenue of $4.0 million from ASTRAZENECA related to regulatory approval of MUSE in Germany and France.

     Cost of goods sold was $3.6 million for the first quarter 1999 compared to $6.1 million for the fourth quarter 1998. This decrease was primarily the result of lower shipments of MUSE internationally that were partially offset by higher costs per unit as compared with the fourth quarter of 1998.

     Research and development expenses for the first quarter 1999 were $1.8 million compared to $2.3 million in the fourth quarter 1998. Lower spending in first quarter of 1999 was primarily the result of continuing efforts to bring the Company's cost structure in line with current and projected revenues. The Company anticipates that R&D expenses will increase from first quarter levels for the remainder of the year, as the company progresses in the development of its R&D pipeline.

     Selling, general and administrative expenses for the first quarter 1999 were $1.4 million compared to $2.0 million in the fourth quarter 1998. Lower expenses in first quarter of 1999 were primarily the result of lower facilities expense related to down-sizing of the Company's headquarter facility and continuing efforts to bring the Company's cost structure in line with current and projected revenues. The Company anticipates that selling expenses will increase from first quarter levels for the remainder of the year, as the company invests in sales and marketing programs.

     Interest and other income for the first quarter 1999 were $479,000 compared with $270,000 in the fourth quarter 1998. The increase was primarily the result of gains on sale of excess office and lab equipment, as well as higher interest resulting from higher average invested cash balances.

     The Company recorded a tax provision of $200,000 or five percent of income before taxes for the first quarter 1999. During the fourth quarter of 1998 the company did not record a tax provision as a result of the loss recorded for the year ended December 31, 1998. The 1999 effective tax rate calculation includes the effect of NOLs carried forward from prior periods. The tax rate would have been substantially higher if the NOLs were not available to offset current income.

     THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Product revenues for the quarter ended March 31, 1999 were $4.5 million in the United States and $1.7 million internationally compared to $24.6 million in the Unites States and $2.0 million internationally for the quarter ended March 31, 1998. Underlying demand for MUSE domestically, as measured by retail prescriptions, has declined approximately 80% since the commercial launch of a competitive product in April 1998.

     Milestone revenue of $4.0 million during the first quarter 1999 related to regulatory approval of MUSE in Germany and France, compares with milestone revenue of $1.0 million in the first quarter of 1998 related to regulatory approval of MUSE in South Korea.

     Cost of goods sold was $3.6 million for the first quarter 1999 compared to $10.5 million for the first quarter 1998. This decrease was primarily the result of lower shipments of MUSE domestically that were partially offset by higher costs per unit as compared with the first quarter of 1998.

     Research and development expenses for the first quarter 1999 were $1.8 million compared to $3.9 million in the first quarter 1998. Lower spending in first quarter of 1999 was primarily the result of the Company's efforts to bring its cost structure in line with current and projected revenues.

     Selling, general and administrative expenses were $1.4 million for the first quarter 1999 compared to $17.1 million in the first quarter 1998. The lower expenses in first quarter of 1999 were primarily a result of Company's effort to bring overall cost levels in line with the Company's projected future demand for MUSE. Included in the first quarter of 1998 were expenses for a direct-to-consumer advertising campaign as well as a direct sales force, which were not included in the first quarter of 1999.

     Interest and other income for the first quarter 1999 were $479,000 compared with $911,000 in the first quarter 1998. The decrease was primarily the result of lower average invested cash balance in the first quarter of 1999, partially offset by gains on sale of office and lab equipment.

     The Company recorded a tax provision of $200,000 or five percent of net income before taxes for first quarter 1999. This compares to a tax benefit of $597,000 recorded during the first quarter of 1998 or twenty percent of net loss before taxes. The tax benefit recorded in the first quarter 1998 was calculated based on an expected profit for the fiscal year ended 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed operations primarily from the sale of preferred and common stock. Through March 31, 1999, VIVUS has raised $153.4 million from financing activities and has an accumulated deficit of $160.0 million at March 31, 1999.

     Cash, cash equivalents and available-for-sale securities totaled $36.4 million at March 31, 1999 compared with $23.9 million at December 31, 1998. The $12.5 million increase in cash from December 31, 1998 primarily resulted from the prepayments received for product shipments to occur in future periods, collection of accounts receivable and the receipt of a milestone payment related to approval of MUSE in Germany. These increases were partially offset by payments made related to the restructuring reserve established in 1998 (See Note 2 to the Condensed Consolidated Financial Statements on page 6).

     Accounts receivable at March 31, 1999 were $3.5 million compared with $5.2 million at December 31, 1998, a decrease of $1.7 million due primarily to lower sales during the first quarter 1999 and improved collection of accounts receivable. These decreases were partially offset by the milestone receivable for approval of MUSE in France.

     Total liabilities were $37.8 million at March 31, 1999, compared with $32.4 million at December 31, 1998, an increase of $5.4 million. The increase primarily relates to the prepayment for product shipments, included in deferred revenue, partially offset by payments made related to the restructuring reserve established in 1998 (See Notes 2 and 3 to the Condensed Consolidated Financial Statements on page 6).

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

                                  RISK FACTORS

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

     Cash, cash equivalents and available-for-sale securities totaled $36.4 million at March 31, 1999 compared with $23.9 million at December 31, 1998. The $12.5 million increase in cash from December 31, 1998 primarily resulted from the pre-payments received for product shipments to occur in future periods, collection of accounts receivable and the receipt of a milestone payment related to approval of MUSE in Germany. These increases were partially offset by payments made related to the restructuring reserve established in 1998 (See Notes 2 and 3 to the Condensed Consolidated Financial Statements on page 6). The Company anticipates that its existing capital resources combined with anticipated future revenues might not be sufficient to support the Company's operations through the commercial introduction of MUSE in all international markets or for the introduction of any additional future products. The Company is currently seeking other sources of financing to support its operations.

     On October 5, 1998, the Company's lessor ("plaintiff") named the Company in a civil action in connection with the Company's leased manufacturing facilities, located in Lakewood, New Jersey. The Company's lease requires that the Company provide a removal security deposit in the form of cash or letter of credit. The Company and the plaintiff have not been able to agree on the amount of the deposit, and the plaintiff filed suit asking for specific performance in the amount of $3.3 million. The Company believes the $3.3 million security deposit is excessive and not mandated by the terms of the lease. However, if the Company is required to post a certificate of deposit of $3.3 million, this will have a material adverse effect on the Company's business and financial condition.

     The Company expects that it will be required to issue additional equity or debt securities or use other financing sources including, but not limited to corporate alliances and lease financing to fund operations and the development and possible commercial launch of its future products. The sale of additional equity securities would result in additional dilution to the Company's stockholders. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) results of operations; (ii) demand for MUSE; (iii) the outcome of litigation; (iv) the activities of competitors; (v) the progress of the Company's research and development programs; (vi) the timing and results of pre-clinical testing and clinical trials; (vii) technological advances; and (viii) the level of resources that the Company devotes to sales and marketing capabilities.

HISTORY OF LOSSES AND LIMITED OPERATING HISTORY

     The Company has generated a cumulative net loss of $106.0 million for the period from its inception through March 31, 1999. In order to sustain profitable operations, the Company must successfully manufacture and market MUSE and adjust its expenditures in conjunction with lower product revenues. The Company is subject to a number of risks including its ability to successfully market, distribute and sell its product, intense competition, and its reliance on a single therapeutic approach to erectile dysfunction and its ability to secure additional operating capital. There can be no assurance that the Company will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of the Company's future success.

     Since the launch of a competitive oral product in April 1998, MUSE prescriptions have declined by approximately 80% in the U.S. As this competitive oral product is offered in other countries, it is likely that a large number of current and future impotence patients will want to try this new oral therapy and international demand for MUSE will be negatively impacted. As a result of this and approvals to market MUSE in Europe occurring later than anticipated, the Company's international marketing partners, Janssen and ASTRAZENECA, have significantly reduced orders for MUSE which will have a material effect on the

Company's business, financial conditions and results of operations. Furthermore, there can be no assurances that Janssen and ASTRAZENECA will not further reduce their orders.

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

     In September 1998, the Company significantly scaled back its manufacturing operations as a result of lower demand domestically and internationally for MUSE. Production is currently significantly below capacity for the plant resulting in a higher unit cost, and the Company expects that the gross margin from the sale of MUSE will be lower in future periods, which will have a material adverse affect on the Company's business, financial condition and results of operations.

     Management believes that these restructuring measures are adequate to bring the cost structure in line with current and projected revenues, however, there can be no assurance that product demand will not weaken further or that these measures will result in sustained profitability in future periods.

LIMITED SALES AND MARKETING EXPERIENCE; DEPENDENCE ON THIRD PARTIES

     The Company intends to market and sell its products through distribution, co-promotion or license agreements with corporate partners. To date, the Company has entered into marketing agreements with ASTRAZENECA and Janssen for certain international markets. The Company is currently seeking a major pharmaceutical partner to market, distribute and sell its products in the United States and Japan. There can be no assurance that the Company will be able to successfully enter into additional agreements with corporate partners upon reasonable terms, if at all. To the extent that the Company enters into distribution, co-promotion or license agreements for the sale of its products, the Company will be dependent upon the efforts of third parties. These third parties may have other commitments, and there can be no assurance that they will commit the necessary resources to effectively market, distribute and sell the Company's product.

     In 1996, the Company entered into a distribution agreement with CORD Logistics, Inc. ("CORD"), a wholly owned subsidiary of Cardinal Health, Inc. Under this agreement, CORD warehouses the Company's finished goods for U.S. distribution, takes customer orders, picks, and packs and ships its product, invoices customers and collects related receivables. The Company also has access to CORD's information systems that support these functions. As a result of this distribution agreement with CORD, the Company is heavily dependent on CORD's efforts to fulfill orders and warehouse its products effectively. There can be no assurance that such efforts will be successful.

     In 1996, the Company entered into an international marketing agreement with ASTRAZENECA to purchase the Company's products for resale in Europe, South America, Central America, Australia and New Zealand. The marketing agreement does not have minimum purchase commitments, and ASTRAZENECA may take up to twelve months to introduce a product in a given country following regulatory approval in such country. As a result, the Company is dependent on ASTRAZENECA's efforts to market, distribute and sell the Company's products effectively in the above mentioned markets. There can be no assurance that such efforts will be successful, or that ASTRAZENECA will continue to support the product.

     In 1996, the Company entered into a distribution agreement with Integrated Commercialization Services ("ICS") a subsidiary of Bergen Brunswig Corporation. ICS provides "direct-to-physician" distribution, telemarketing and customer service capabilities in support of U.S. marketing and sales efforts. As a result of this distribution agreement with ICS, the Company is dependent on ICS's efforts to distribute, telemarket, and provide customer service effectively. There can be no assurance that such efforts will be successful or that Janssen will continue to support the product.

     In 1997, the Company entered into an international marketing agreement with Janssen to purchase the Company's products for resale in China, multiple Pacific Rim countries (excluding Japan), Canada, Mexico,

South Africa, the Middle East, Russia, the Indian sub-continent, and Africa. The marketing agreement does not have minimum purchase commitments and the Company is dependent on Janssen's efforts to distribute and sell the Company's products effectively in the above mentioned markets. Janssen may take up to twelve months to introduce a product in a given country following regulatory approval in such country. There can be no assurance that such efforts will be successful.

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

LIMITED MANUFACTURING EXPERIENCE

     The Company has limited experience in manufacturing and selling MUSE in commercial quantities. The Company initially experienced product shortages due to higher than expected demand and difficulties encountered in scaling up production of MUSE. The Company leased 90,000 square feet of space in New Jersey in which it has constructed manufacturing and testing facilities. The FDA and MCA authorized the Company to begin commercial production and shipment of MUSE from its new facility in June and March 1998, respectively. In September 1998, the Company closed its contract manufacturing site within PACO Pharmaceutical Services, Inc. and significantly scaled back its manufacturing operations in the New Jersey facility, as a result of lower domestic and international demand for MUSE. Production is currently significantly below capacity for the plant resulting in higher per unit cost. The Company does not anticipate being able to increase production beyond current levels until late in 1999. As a result, the Company expects that gross margin from the sale of MUSE will be negatively impacted by higher unit costs in future periods, which will have a material adverse affect on the Company's business, financial condition and results of operations.

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

     The existence of side effects or dissatisfaction with product results may impact a patient's decision to use or continue to use, or a physician's decision to recommend, MUSE as a therapy for the treatment of ED thereby affecting the commercial viability of MUSE. In addition, technological changes or medical advancements could diminish or eliminate the commercial viability of the Company's product.

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

     The Company is the exclusive licensee of United States and Canadian patents originally filed in the name of Dr. Gene Voss. These patents claim methods of treating ED with a vasodilator-containing ointment that is administered either topically or transurethrally.

     The Company is also the exclusive licensee of patents and patent applications filed in the name of Dr. Nils G. Kock, in numerous countries. Three United States patents have issued directed to methods and compositions for treating ED by transurethrally administering an active agent. One additional United States patent application is still pending, and patents have been granted in Australia, Austria, Belgium, Canada, Finland, France, Germany, Great Britain, Greece, Ireland, Italy, Japan, Luxembourg, the Netherlands, New Zealand, Spain, Sweden and South Africa. Patent applications are pending in Denmark and Romania. The foreign patents and applications, like the U.S. patents and applications, are directed to the treatment of ED by transurethral administration of certain active substances including alpha-receptor blockers, vasoactive polypeptides, prostaglandins or nitroglycerin dispersed in a hydrophilic vehicle. An opposition against the granted European patent application was filed with the European Patent Office ("EPO") by the Pharmedic Company. As a result of the opposition, certain claims of the European patent application are still on appeal. Failure to defend the Company's patent position in the appeal could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also the exclusive licensee of two United States patent applications and one PCT application filed in the names of Jan Geliebter, Arnold Melman, George Christ and Jamil Rehman. The patent applications are directed to the use of gene therapy in the treatment of erectile dysfunction and in the regulation of bladder smooth muscle tone. All three patent applications are currently pending.

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

     In addition to the Voss, Kock, Geliebter et al. and Place patents and applications identified above, the Company has six issued United States patents, eleven pending United States patent applications, three Patent Cooperation Treaty ("PCT") applications, two granted foreign patents, and ten pending foreign patent applications. Several of these patents and applications further address the prevention, treatment and diagnosis of ED, while others are directed to prevention and/or treatment of other types of sexual dysfunction, including premature ejaculation in men, and female sexual dysfunction. One of the Company's issued patents covers the Company's ACTIS(R) venous flow control device. Other pending patent applications focus on prevention and/or treatment of conditions other than sexual dysfunction, including vascular disorders such as peripheral vascular disease ("PVD"), prostate disorders such as benign prostate hyperplasia ("BPH"), hormone replacement therapy, and contraception.

     One of the Company's issued United States patents is directed to a method for treating female sexual dysfunction with a topical or intravaginal formulation containing a vasoactive prostaglandin. Since issuance of that patent, another U.S. patent has been issued that claims a similar method wherein an "E-series" prostaglandin is administered topically. That patent, U.S. Patent No. 5,891,915 to Wysor et al., derives from a U.S. patent application that was filed after the Company's patent application was filed. The Company believes that its patent is dominant, and that the Wysor et al. patent will not have an impact on the Company's plans to develop and market a prostaglandin formulation for treating female sexual dysfunction. At this time, however, the issue has not been determined with certainty, and there can be no assurance that the Company's patent is in fact dominant.

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

     The Company is presently involved in an opposition proceeding that was instigated by the Pharmedic Company against a European patent, inventors Nils G. Kock et al., that is exclusively licensed to VIVUS. As a result of the opposition proceeding, certain pharmaceutical composition claims in the European patent were held unpatentable by the Opposition Division of the EPO. The patentability of all other claims in the patent was confirmed, i.e., those claims directed to the use of active agents in the treatment of ED, and to a pharmaceutical composition claim for prazosin. The Company appealed the EPO's decision with respect to the pharmaceutical composition claims that were held unpatentable. The Pharmedic Company appealed the EPO's decision with respect to the claims that were held patentable, but has since withdrawn the appeal. Despite the withdrawal of the Pharmedic Company from the appeal process, the Company has continued with its own appeal in an attempt to reinstate the composition claims. The EPO Appeals Board must make its own finding whether the claims that were deemed unpatentable by the Opposition Division are indeed patentable before it can reverse the Opposition Division's decision. There can be no assurance that the appeal will be successful or that further challenges to the Company's European patent will not occur should the Company try to enforce the patent in the various European courts.

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

     On May 4, 1999 the Company reached a settlement with plaintiffs of the shareholder class action lawsuits described above. The aggregate settlement amount is $6 million. The settlement will be funded by insurance proceeds of $5.4 million and by the Company contributing 120,000 shares of VIVUS Common Stock to the settlement fund. The settlement is subject to approval by the Court.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS (in accordance with Item 601 of Regulation S-K)

     EXHIBIT
      NUMBER                              DESCRIPTION
    ----------                            -----------
     3.2(7)       Amended and Restated Certificate of Incorporation of the
                  Company
     3.3(4)       Bylaws of the Registrant, as amended
     3.4(8)       Certificate of Designations of Rights, Preferences and
                  Privileges of Series A Participating Preferred Stock
     4.1(7)       Specimen Common Stock Certificate of the Registrant
     4.2(7)       Registration Rights, as amended
     4.4(1)       Form of Preferred Stock Purchase Warrant issued by the
                  Registrant to Invemed Associates, Inc., Frazier Investment
                  Securities, L.P., and Cristina H. Kepner
     4.5(8)       Second Amended and Restated Preferred Shares Rights
                  Agreement, dated as of April 15, 1997 by and between the
                  Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights
                  Certificate and the Summary of Rights attached thereto as
                  Exhibits A, B, and C, respectively
    10.1(1)+      Assignment Agreement by and between Alza Corporation and the
                  Registrant dated December 31, 1993
    10.2(1)+      Memorandum of Understanding by and between Ortho
                  Pharmaceutical Corporation and the Registrant dated February
                  25, 1992
    10.3(1)+      Assignment Agreement by and between Ortho Pharmaceutical
                  Corporation and the Registrant dated June 9, 1992
    10.4(1)+      License Agreement by and between Gene A. Voss, MD, Allen C.
                  Eichler, MD, and the Registrant dated December 28, 1992
    10.5A(1)+     License Agreement by and between Ortho Pharmaceutical
                  Corporation and Kjell Holmquist AB dated June 23, 1989
    10.5B(1)+     Amendment by and between Kjell Holmquist AB and the
                  Registrant dated July 3, 1992
    10.5C(1)      Amendment by and between Kjell Holmquist AB and the
                  Registrant dated April 22, 1992
    10.5D(1)+     Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992
    10.6A(1)+     License Agreement by and between Amsu, Ltd., and Ortho
                  Pharmaceutical Corporation dated June 23, 1989
    10.6B(1)+     Amendment by and between Amsu, Ltd., and the Registrant
                  dated July 3, 1992
    10.6C(1)      Amendment by and between Amsu, Ltd., and the Registrant
                  dated April 22, 1992
    10.6D(1)+     Stock Purchase Agreement by and between Amsu, Ltd., and the
                  Registrant dated July 10, 1992
    10.7(1)       Supply Agreement by and between Paco Pharmaceutical
                  Services, Inc., and the Registrant dated November 10, 1993
    10.10(1)      Lease by and between McCandless-Triad and the Registrant
                  dated November 23, 1992, as amended
    10.11(4)      Form of Indemnification Agreements by and among the
                  Registrant and the Directors and Officers of the Registrant
    10.12(2)      1991 Incentive Stock Plan and Form of Agreement, as amended
    10.13(1)      1994 Director Option Plan and Form of Agreement

     EXHIBIT
      NUMBER                              DESCRIPTION
    ----------                            -----------
    10.14(1)      Form of 1994 Employee Stock Purchase Plan and Form of
                  Subscription Agreement
    10.17(1)      Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay
    10.21(3)+     Distribution Services Agreement between the Registrant and
                  Synergy Logistics, Inc. (a wholly-owned subsidiary of
                  Cardinal Health, Inc.)+ dated February 9, 1996
    10.22(3)+     Manufacturing Agreement between the Registrant and CHINOIN
                  Pharmaceutical and Chemical Works Co., Ltd. dated December
                  20, 1995
    10.22A(11)+   Amendment One, dated as of December 11, 1997, to the
                  Manufacturing Agreement by and between VIVUS and CHINOIN
                  Pharmaceutical and Chemical Works Co., Ltd. dated December
                  20, 1995
    10.23(6)+     Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996
    10.24(5)+     Distribution Agreement made as of May 29, 1996 between the
                  Registrant and ASTRAZ AB
    10.27(11)+    Distribution Agreement made as of January 22, 1997 between the Registrant and Janssen Pharmaceutica International, a
                  division of Cilag AG International
    10.27A(11)+   Amended and Restated Addendum 1091, dated as of October 29,
                  1997, between VIVUS International Limited and Janssen
                  Pharmaceutica International
    10.28(7)      Lease Agreement made as of January 1, 1997 between the
                  Registrant and Airport Associates
    10.29(7)      Lease Amendment No. 1 as of February 15, 1997 between
                  Registrant and Airport Associates
    10.29A(10)    Lease Amendment No. 2 dated July 24, 1997 by and between the
                  Registrant and Airport Associates
    10.29B(10)    Lease Amendment No. 3 dated July 24, 1997 by and between the
                  Registrant and Airport Associates
    10.30(7)      Lease agreement by and between 605 East Fairchild
                  Associates, L.P. and Registrant dated as of March 5, 1997
    10.31(9)+     Manufacture and Supply Agreement between Registrant and
                  Spolana Chemical Works, A.S. dated May 30, 1997
    10.32A(11)    Agreement between ADP Marshall, Inc. and the Registrant
                  dated December 19, 1997
    10.32B(11)    General Conditions of the Contract for Construction
    10.32C(11)    Addendum to General Conditions of the Contract for
                  Construction
    10.34(12)+    Agreement dated as of June 30, 1998 between Registrant and
                  Alza Corporation
    10.35(12)+    Sales Force Transition Agreement dated July 6, 1998 between
                  Registrant and Alza Corporation
    10.36(13)     Form of, "Change of Control Agreements," dated July 8, 1998 by and between the Registrant and certain Executive Officers of the Company.
    10.30A(13)    Amendment of lease agreement made as of October 19, 1998 by and between Registrant and 605 East Fairchild Associates,
                  L.P.
    10.37(13)     Sublease agreement made as of November 17, 1998 between
                  Caliper Technologies, Inc. and Registrant.
    10.22B(13)*   Amendment Two, dated as of December 18, 1998 by and between
                  VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works
                  Co.

     EXHIBIT
      NUMBER                              DESCRIPTION
    ----------                            -----------
    10.31A(13)*   Amendment One, dated as of December 12, 1998 by and between
                  VIVUS, Inc. and Spolana Chemical Works, A.S.
    27.1          Financial Data Schedule

---------------
  *  Confidential treatment requested.

  +  Confidential treatment granted.

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

(13) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(b) REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          VIVUS, Inc. Date:

May 12, 1999                                     /s/ RICHARD WALLISER

                                          --------------------------------------
                                                     Richard Walliser
                                            Vice President and Chief Financial
                                                         Officer

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