Form 10-Q
period 1999-06-30
VIVUS INC
filed 1999-08-11
CIK 881524

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------

                                    FORM 10-Q

                                ----------------

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

   At JUNE 30, 1999, 32,137,458 shares of common stock were outstanding.

                            EXHIBIT INDEX ON PAGE 25

================================================================================

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                   VIVUS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)


                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED
                                           ------------------------------------      ----------------------
                                           JUNE 30,      MARCH 31,     JUNE 30,      JUNE 30,      JUNE 30,
                                             1999          1999          1998          1999          1998
                                           --------      --------      --------      --------      --------
Revenue
   US Product                              $  5,239      $  4,538      $  6,142      $  9,777      $ 30,693
   International Product                      1,572         1,716         9,841         3,288        11,812
   Milestone                                     --         4,000            --         4,000         1,000
                                           --------      --------      --------      --------      --------

      Total revenue                           6,811        10,254        15,983        17,065        43,505

Operating Expenses
   Cost of goods sold                         3,072         3,603        10,704         6,675        21,186
   Research and development                   1,762         1,786         5,359         3,548         9,239
   Selling, general and administrative        1,554         1,352        17,576         2,906        34,634
   Settlement of shareholder lawsuits           600            --            --           600
   Other restructuring costs                     --            --         6,522            --         6,522
                                           --------      --------      --------      --------      --------

      Total operating expenses                6,988         6,741        40,161        13,729        71,581
                                           --------      --------      --------      --------      --------

Income (loss) from operations                  (177)        3,513       (24,178)        3,336       (28,076)

Interest and other income                       484           479           597           963         1,508
                                           --------      --------      --------      --------      --------

      Income (loss) before taxes                307         3,992       (23,581)        4,299       (26,568)

Income tax provision                            (15)         (200)         (597)         (215)           --
                                           --------      --------      --------      --------      --------

      Net income (loss)                    $    292      $  3,792      $(24,178)     $  4,084      $(26,568)
                                           ========      ========      ========      ========      ========

Net income (loss) per share:
            Basic                          $   0.01      $   0.12      $  (0.76)     $   0.13      $  (0.83)

            Diluted                        $   0.01      $   0.12      $  (0.76)     $   0.13      $  (0.83)

Shares used in the computation of
     net income (loss) per share:
            Basic                            32,066        31,934        31,752        32,000        31,938

            Diluted                          32,889        32,211        31,752        32,600        31,938

                                   VIVUS, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                        THREE MONTHS ENDED                 SIX MONTHS ENDED
                                              ------------------------------------      ----------------------
                                              JUNE 30,      MARCH 31,     JUNE 30,      JUNE 30,      JUNE 30,
                                                1999          1999          1998          1999          1998
                                              --------      --------      --------      --------      --------

Net Income (loss)                             $    292      $  3,792      $(24,178)     $  4,084      $(26,568)

Other comprehensive income (loss):
     Unrealized gain (loss) on securities          231           (65)           31           166           (91)

     Income tax benefit (provision)                (12)            3            --            (9)           --
                                              --------      --------      --------      --------      --------
                                                   219           (62)           31           157           (91)
                                              --------      --------      --------      --------      --------

Comprehensive income (loss)                   $    511      $  3,730      $(24,147)     $  4,241      $(26,659)
                                              ========      ========      ========      ========      ========

                                   VIVUS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                           JUNE 30,       MARCH 31,     DECEMBER 31,
                                                             1999           1999           1998
                                                          -----------    -----------    ------------
                                                          (unaudited)    (unaudited)
Current assets:
    Cash                                                   $   5,152      $   4,428      $   2,989
    Available-for-sale securities                             33,542         31,950         20,903
    Accounts receivable                                        2,518          3,514          5,197
    Inventories                                                4,093          4,337          5,272
    Prepaid expenses and other assets                          1,155            673            534
                                                           ---------      ---------      ---------
       Total current assets                                   46,460         44,902         34,895
    Property and equipment                                    17,633         18,424         19,213

       Total                                               $  64,093      $  63,326      $  54,108
                                                           =========      =========      =========

Current Liabilities:
    Accounts payables                                      $   1,804      $   2,194      $   3,277
    Accrued and other liabilities                             29,295         29,014         21,294
                                                           ---------      ---------      ---------
           Total current liabilities                          31,099         31,208         24,571
    Accrued and other long-term liabilities                    6,052          6,555          7,860
                                                           ---------      ---------      ---------
       Total liabilities                                      37,151         37,763         32,431

Stockholders' equity:
    Common stock; $.001 par value; shares
       authorized 200,000; shares outstanding -
       June 30, 1999, 32,137; March 31, 1999, 31,947;
       December 31, 1998, 31,890                                  32             32             32
    Paid in capital                                          132,481        131,625        131,466
    Accumulated other comprehensive income                       135            (96)           (31)
    Accumulated deficit                                     (105,706)      (105,998)      (109,790)
                                                           ---------      ---------      ---------

       Total stockholders' equity                             26,942         25,563         21,677
                                                           ---------      ---------      ---------

       Total                                               $  64,093      $  63,326      $  54,108
                                                           =========      =========      =========

                                   VIVUS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                            ------------------------
                                                                              1999           1998
                                                                            ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                     $   4,084      $ (26,568)
      Adjustments to reconcile net income (loss) to net cash
         provided by (used for) operating activities:
         Depreciation and amortization                                          1,654          1,656
         Stock compensation costs                                                 182            256
         Issuance of common stock for lawsuit settlement                          600             --
      Changes in assets and liabilities:
         Accounts receivable                                                    2,679          3,621
         Inventories                                                            1,179         (7,688)
         Prepaid expenses and other assets                                       (621)          (822)
         Accounts payable                                                      (1,473)           796
         Accrued and other liabilities                                          6,193         (2,484)
                                                                            ---------      ---------
                   Net cash provided by (used for) operating activities        14,477        (31,233)
                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Property and equipment purchases                                            (75)       (12,072)
      Investment purchases                                                    (52,817)       (67,743)
      Proceeds from sale/maturity of securities                                40,345        129,201
                                                                            ---------      ---------
                   Net cash provided by (used for) investing activities       (12,547)        49,386
                                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Exercise of common stock options                                            133            277
      Sale of common stock through employee
         stock purchase plan                                                      100            413
      Repurchase of common stock                                                   --        (23,584)
                                                                            ---------      ---------
                   Net cash provided by (used for) financing activities           233        (22,894)
                                                                            ---------      ---------


NET INCREASE (DECREASE) IN CASH                                                 2,163         (4,741)

CASH:
      Beginning of period                                                       2,989          6,161
                                                                            ---------      ---------
      End of period                                                         $   5,152      $   1,420
                                                                            =========      =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
      Unrealized gain on securities                                         $     166      $     (91)

SUPPLEMENTAL CASH FLOW DISCLOSURE:
      Income taxes paid                                                     $      36      $      71

                                   VIVUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. RESTRUCTURING RESERVE

   During 1998, the Company experienced a significant decline in market demand as the result of the introduction of a competitor's product. As a result, the Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. (See Notes 1 and 6 to the Consolidated Financial Statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K). The reserve balance at June 30, 1999 was $10.1 million, a decrease of $2.8 million from $12.9 million at March 31, 1999. The decrease was primarily related to payments made for employee retention obligations ($1.5 million), the return of expired product from wholesalers ($1.0 million), and lease commitments ($158,000) as follows (in thousands):

                                       SEVERANCE AND  INVENTORY     PROPERTY
                                         EMPLOYEE    AND RELATED   AND RELATED     MARKETING
                                          COSTS      COMMITMENTS   COMMITMENTS     PROGRAMS       OTHER          TOTAL
                                       ------------- -----------   -----------    -----------    --------      --------
Balance at December, 1998 ..........     $  1,910      $  5,384      $  4,664      $  1,307      $  1,793      $ 15,058
Incurred in first quarter 1999 .....         (108)         (128)         (309)       (1,076)         (500)       (2,121)
                                         --------      --------      --------      --------      --------      --------
Balance at March 31, 1999 ..........        1,802         5,256         4,355           231         1,293        12,937
Incurred in second quarter 1999 ....       (1,502)          (48)         (158)         (131)       (1,000)       (2,839)
                                         --------      --------      --------      --------      --------      --------
Balance at June 30, 1999 ...........     $    300      $  5,208      $  4,197      $    100      $    293      $ 10,098
                                         ========      ========      ========      ========      ========      ========


   The Company expects that over the next twelve months, it will make cash payments of approximately $4.0 million related to the restructuring, with the remaining $6.1 million in cash payments to occur after this period.

3. DEFERRED REVENUE

   The Company invoices its international partners based on an agreed billing price per unit, that is subject to revision based on contractual formulas either up or down upon periodic reconciliation's. Final pricing for product shipments to international partners is subject to contractual formulas based on the partners' net realizable price to their customers and the Company's cost of goods among other things. At the time of product shipment, the Company recognizes revenue at the lowest possible price in accordance with contractual formulas and will recognize additional revenue, if any, upon finalization of pricing with its international partners. As of June 30, 1999, the Company had deferred revenue of $5.3 million representing amounts billed in excess of revenue recognized, unchanged from March 31, 1999.

   During the second quarter of 1999, the Company received $2.5 million from an international partner representing pre-payment for product shipments to occur in future periods, bringing total pre-payments at June 30, 1999 to $10.4 million. The Company recorded these payments as unearned revenue and will record revenue from product shipments in future periods as they occur.

                                   VIVUS, INC.

                                  JUNE 30, 1999

4. ACCRUED AND OTHER LIABILITIES

   Accrued and other liabilities as of June 30, 1999, March 31, 1999, and December 31, 1998 consist of :

                                                        June 31,       March 31,     December 31,
               (in thousands)                             1999           1999           1998
               ----------------------------------------------------------------------------------
               Unearned revenue                           15,677         13,158          5,040
               Restructuring                              10,098         12,937         15,058
               Research and clinical expenses              2,549          2,429          2,337
               Income taxes                                2,263          2,247          2,082
               Royalties                                   2,100          2,014          2,133
               Employee compensation and benefits          1,132          1,006            902
               Manufacturing expenses                        615            251            368
               Sales and marketing expenses                  301            941            664
               Other                                         612            585            570
                                                         -------        -------        -------

                                                         $35,347        $35,569        $29,154
                                                         =======        =======        =======


5. NET INCOME (LOSS) PER SHARE

   Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" which requires a dual presentation of basic and diluted earnings per share. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods. Diluted income per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options and warrants. Certain options and warrants are excluded from the diluted income per share for income periods presented because they are anti-dilutive. All options and warrants are excluded from the diluted loss per share for all loss periods because they are anti-dilutive.

6. SETTLEMENT OF SHAREHOLDER LAWSUITS

   On February 18, 1998, a purported shareholder class action entitled Crain et al. v. Vivus, Inc. et al., was filed in Superior Court of the State of California for the County of San Mateo. Five identical complaints were subsequently filed in the same court. These complaints were filed on behalf of a purported class of persons who purchased stock between May 15, 1997 and December 9, 1997. The complaints allege that the Company and certain current and former officers or directors artificially inflated the Company's stock price by issuing false and misleading statements concerning the Company's prospects and issuing false financial statements. On March 16, 1998, a purported shareholder class action entitled Cramblit et al. v. Vivus, Inc. et al. was filed in the United States District Court for the Northern District of California. Five additional complaints were subsequently filed in the same court. The federal complaints were filed on behalf of a purported class of persons who purchased stock between May 2, 1997 and December 9, 1997. The federal complaints asserted the same factual allegations as the state court complaints, but assert legal claims under the Federal Securities Laws. The federal court cases were consolidated, and a lead plaintiff had been appointed and the plaintiff filed a consolidated and amended complaint in 1998.

   On May 4, 1999 the Company reached a settlement with plaintiffs of the shareholder class action lawsuits described above. The aggregate settlement amount is $6 million. The settlement will be funded by insurance proceeds of $5.4 million and by the Company contributing 120,000 shares of VIVUS Common Stock, with a market value of $0.6 million on the date of settlement, to the settlement fund. The settlement is subject to approval by the Court. This settlement was recorded in the Company's income statement for the three months ended June 30, 1999.

7. SEGMENT INFORMATION

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

   During the first six months of 1999, five customers accounted for 24%, 20%, 13%, 13%, and 10% of total product revenue, as compared to five customers accounted for 35%, 13%, 11%, 11% and 10% of total product revenue for fiscal year 1998.

   This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ from those set forth in such forward-looking statements as a result of certain factors, including those set forth in this Risk Factors section starting on page 13 of this document.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

   VIVUS, Inc. ("VIVUS" or the "Company") is the developer and manufacturer of MUSE(R) (alprostadil) and ACTIS(TM), two advancements in the treatment of men with erectile dysfunction ("ED"), also known as impotence. The Company's objective is to become a global leader in the development and commercialization of innovative therapies for the treatment of sexual dysfunction and urologic disorders in men and women. To this end, the Company utilizes its expertise and patent portfolio by focusing its R&D activities on male and female sexual dysfunction, incontinence and premature ejaculation. VIVUS focuses on the development of new indications or delivery systems for pharmacological agents that have pre-existing data. The Company believes that such agents present a lower development risk profile and may progress more rapidly through the clinical development and regulatory process than agents without pre-existing data.

   The Company intends to market and sell its products worldwide through distribution, co-promotion or license agreements with corporate partners. To date, the Company has entered into licensing and distribution agreements with ASTRA AB, now ("AstraZeneca") and Janssen Pharmaceutica ("Janssen") for certain international markets. The Company is currently seeking a major pharmaceutical partner(s) to market, distribute and sell its products in the U.S. and Japan. (SEE RISK FACTORS ON PAGE 13)

   The Company supports MUSE sales in the U.S. through physician and patient information/help lines, sales support for major accounts, product education newsletters and participation in national urologic and sexual dysfunction forums and conferences, such as the American Urological Association annual and regional meetings and the International Society for Impotence Research. In addition, the Company supports ongoing research and clinical investigation of MUSE and the publication of data in peer-reviewed journals.

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

   During the first quarter of 1999, the Company received approval to market MUSE in Germany and France. To date, MUSE has been approved by regulatory agencies in 44 countries, including all of European Union countries except Spain and Italy. The Company expects to receive regulatory approval to market in Spain and Italy in the second half of 1999.

   On May 17, 1999, the Company signed an agreement with Bio-Medic Institute, Inc. ("BMI"). The agreement would have given BMI exclusive rights to act as VIVUS' agent to establish an agreement with a Japanese pharmaceutical company for the registration and commercialization of MUSE in Japan. On July 9, 1999, the Company terminated its agreement with BMI due to BMI's failure to make a $5 million up-front payment as required by the agreement. The Company continues to seek major pharmaceutical partners to market, distribute and sell its products in the U.S. and Japan.

   During the second quarter of 1999, the Company has conducted a Phase III clinical trial for ALIBRA, the Company's second generation transurethral approach to treat ED. ALIBRA is expected to submit the New Drug Application ("NDA") in the latter part of 1999. The Company expects to initiate a Phase II, proof of concept, clinical study for a premature ejaculation product this year. In addition, the company is developing a product for female sexual dysfunction and expects to enter clinical testing next year.

   The Company has seen the domestic demand for MUSE stabilize at current levels during the first half of 1999. The Company anticipates that demand will remain at current levels and may increase modestly as the Company's investments in marketing programs begin to produce results.

RESULTS OF OPERATIONS

   THREE MONTHS ENDED JUNE 30, 1999 AND MARCH 31, 1999

   Product revenues for the quarter ended June 30, 1999 were $5.2 million in the United States and $1.6 million internationally compared to $4.5 million in the United States and $1.7 million internationally for the quarter ended March 31, 1999. U.S. revenues increased 16% in second quarter 1999 compared to the first quarter 1999. Demand for the first six months of 1999 has remained relatively flat as measured by retail prescriptions. Lower shipments in the first quarter of 1999 were primarily the results of balancing of inventory levels in the wholesale channel. As of June 30, 1999, wholesale inventory levels represent approximately one months sales. International product revenue decreased by $144,000 from first quarter 1999 as a result of the Company's international marketing partners, Janssen and AstraZeneca, having sufficient inventory for their markets. The Company anticipates that international revenues will decline further in the third quarter of 1999, as our partners continue to deplete existing inventories. International product revenues are expected to increase significantly in the fourth quarter of 1999 over the second quarter 1999 as reordering begins to occur.

   Total revenues during the first quarter of 1999 also included milestone revenue of $4.0 million from AstraZeneca related to regulatory approval of MUSE in Germany and France. The Company anticipates that regulatory approval in Spain and Italy will occur in the second half of 1999. These approvals will trigger milestone revenue of $2.0 million for each country approved from AstraZeneca.

   Cost of goods sold was $3.1 million for the second quarter 1999 compared to $3.6 million for the first quarter 1999. This decrease was primarily the result of improving yields and continued cost conservation efforts.

   Research and development ("R&D") expenses for the second quarter 1999 were $1.8 million consistent with the spending in the first quarter 1999. The Company anticipates that R&D expenses will increase in the second half of 1999 from the first half levels, as the Company progresses in the development of its R&D pipeline.

   Selling, general and administrative expenses for the second quarter 1999 were $1.6 million compared to $1.4 million in the first quarter of 1999. Higher expenses in second quarter of 1999 were primarily the result of increased investment in U.S. marketing in the second quarter. The Company anticipates that US marketing and sales expenses will increase in the second half from the first half levels, as the Company continues to invest in sales and marketing programs.

   During second quarter 1999, the Company reached a settlement of the shareholder class action lawsuits, in which the company incurred a non-cash expense of $600,000 for the issuance of 120,000 shares of Vivus, Inc. common stock.

   Interest and other income for the second quarter 1999 were $484,000 compared with $479,000 in the first quarter 1999. The increase was primarily the result of higher interest resulting from higher average invested cash balances in the second quarter 1999.

   The Company recorded a tax provision of $15,000 or five percent of income before taxes for the second quarter 1999. This five percent rate is consistent with the rate recorded in first quarter of 1999, and includes the effect of net operating loss ("NOL") carried forward from prior periods. The tax rate would have been substantially higher if the NOLs were not available to offset current income.

   THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

   Product revenues for the quarter ended June 30, 1999 were $5.2 million in the United States and $1.6 million internationally compared to $6.1 million in the Unites States and $9.8 million internationally for the quarter ended June 30, 1998. Product revenues for the six months ended June 30, 1999 were $9.8 million in the U.S. and $3.3 million internationally compared to $30.7 million in the U.S. and $11.8 million internationally for the same periods in 1998. Underlying demand for MUSE domestically, as measured by retail prescriptions, has declined approximately 80% since the commercial launch of a competitive product in April 1998. Internationally, the decrease in product revenue for the three and six month periods is attributed to the Company's partners, Janssen and AstraZeneca, having accumulated sufficient inventory in 1998 for their respective markets.

   Total revenues for the six month ended June 30, 1999 include milestone revenue of $4.0 million received in the first quarter 1999 related to regulatory approval of MUSE in Germany and France, compared with milestone revenue of $1.0 million in the first quarter of 1998 related to regulatory approval of MUSE in South Korea.

   Cost of goods sold was $3.1 million for the second quarter 1999 compared to $10.7 million for the second quarter 1998. For the six months ended June 30, 1999, cost of goods sold was $6.7 million compared to $21.2 million for the first six months of 1998. The Company's has made significant progress in manufacturing projects improving yields and continued cost conservation in the first half of 1999. As a result, the higher unit cost caused by lower economies of scale has been partially offset by the ongoing improvements.

   Research and development expenses for the second quarter 1999 were $1.8 million compared to $5.4 million in the second quarter 1998. For the six months ended June 30, 1999 and 1998, research and development expenses were $3.5 million and $9.2 million, respectively. Lower spending for three and six month periods ended June 30, 1999 was primarily the result of the Company's efforts to bring its cost structure in line with current and projected revenues. Higher spending in 1998 was mainly associated with a significantly larger R&D organization.

   Selling, general and administrative expenses for the second quarter 1999 were $1.6 million compared to $17.6 million in the second quarter 1998. For the six months ended June 30, 1999, expenses were $2.9 million compared to $34.6 million for the same period in 1998. The lower expenses in three and six month periods ended June 30, 1999 were primarily a result of Company's effort to bring overall cost levels in line with the Company's projected future demand for MUSE. Included in the three and six month periods ended June 30, 1998 were significant expenses for a direct-to-consumer advertising campaign as well as a direct sales force, which are not included in 1999.

   In the second quarter 1999, the Company reached a settlement of shareholders class action lawsuits, in which the company recorded a non-cash expense of $600,000 for the issuance of 120,000 shares of Vivus, Inc. common stock. In the second quarter of 1998, the company incurred a restructuring charge of $6.5 million, primarily associated with the Company's agreement to facilitate the transition of its direct U.S. sales force to ALZA Corporation, as well as terminating the contract sales agreement with Innovex, and personnel reductions.

   Interest and other income for the three and six month periods ended June 30, 1999 were $479,000 and $963,000, respectively, compared with $597,000 and $1.5 million in the three and six month periods ended June 30, 1998. The decrease was primarily the result of lower average invested cash balances in 1999.

   The Company recorded a tax provision of five percent of net income before taxes for the six month ended June 30, 1999. This compares to no tax provision recorded during the first six-months period 1998. The zero tax provision recorded in the first half of 1998 was calculated based on an expected loss for the fiscal year ended 1998. The 1999 effective tax rate calculation includes the effect of NOLs carried forward from prior periods. The tax rate would have been substantially higher if the NOLs were not available to offset current income.

LIQUIDITY AND CAPITAL RESOURCES

   Since inception, the Company has financed operations primarily from the sale of preferred and common stock. Through June 30, 1999, VIVUS has raised $153.6 million from financing activities and has an accumulated deficit of $105.7 million at June 30, 1999.

   Cash, cash equivalents and available-for-sale securities totaled $38.7 million at June 30, 1999 compared with $36.4 million at March 31, 1999 and $23.9 million at December 31, 1998. The $14.8 million increase in cash from December 31, 1998 primarily resulted from the prepayments received for product shipments to occur in future periods, collection of accounts receivable and the receipt of milestone payments related to approval of MUSE in Germany and France. These increases were partially offset by payments made related to the restructuring reserve established in 1998 (See Note 2 to the Condensed Consolidated Financial Statements on page 6).

   Accounts receivable at June 30, 1999 were $2.5 million compared with $5.2 million at December 31, 1998, a decrease of $2.7 million due primarily to lower sales and improved collection of accounts receivable.

   Total liabilities were $37.2 million at June 30, 1998, compared with $32.4 million at December 31, 1998, an increase of $4.8 million. The increase primarily relates to the prepayment for product shipments, included in deferred revenue, partially offset by payments made related to the restructuring reserve established in 1998 (See Notes 2, 3 and 4 of the Condensed Consolidated Financial Statements on page 6 and 7).

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

                                  RISK FACTORS

LIMITED SALES AND MARKETING EXPERIENCE; DEPENDENCE ON THIRD PARTIES

   The Company intends to market and sell its products through distribution, co-promotion or license agreements with corporate partners. To date, the Company has entered into marketing agreements with AstraZeneca and Janssen for certain international markets. The Company is currently seeking a major pharmaceutical partner(s) to market, distribute and sell its products in the United States and Japan. There can be no assurance that the Company will be able to successfully enter into additional agreements with corporate partners upon reasonable terms, if at all. To the extent that the Company enters into distribution, co-promotion or license agreements for the sale of its products, the Company will be dependent upon the efforts of third parties. These third parties may have other commitments, and there can be no assurance that they will commit the necessary resources to effectively market, distribute and sell the Company's product.

   In 1996, the Company entered into a distribution agreement with CORD Logistics, Inc. ("CORD"), a wholly owned subsidiary of Cardinal Health, Inc. Under this agreement, CORD warehouses the Company's finished goods for U.S. distribution, takes customer orders, picks, and packs and ships its product, invoices customers and collects related receivables. The Company also has access to CORD's information systems that support these functions. As a result of this distribution agreement with CORD, the Company is heavily dependent on CORD's efforts to fulfill orders and warehouse its products effectively in the U.S. There can be no assurance that such efforts will be successful.

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

   Additional competitive products in the erectile dysfunction market include needle injection therapy products from Pharmacia Upjohn and Schwartz Pharma, which were approved by the FDA in July 1995 and June 1997, respectively. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of ED. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than the Company. In addition, many of these companies have significantly greater experience than the Company in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research in the area of ED. For instance, Zonagen, Inc. has filed for FDA approval of its oral treatment and has received approval in Mexico; TAP Pharmaceuticals, Inc. has submitted an application to the FDA for approval of its oral treatment; ICOS Corporation has an oral medication in clinical testing; and Senetek has a needle injection therapy product approved recently in Denmark and has filed for approval in other countries. These entities may market commercial products either on their own or through collaborative efforts. For example, Zonagen, Inc. announced a worldwide marketing agreement with Schering-Plough in November 1997; and ICOS Corporation formed a joint venture with Eli Lilly in October 1998 to jointly develop and market its oral treatment. The Company's competitors may develop technologies and products that are more effective than those currently marketed or being developed by the Company. Such developments would render the Company's products less competitive or possibly obsolete. The Company is also competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited experience.

HISTORY OF LOSSES AND LIMITED OPERATING HISTORY

   The Company has generated a cumulative net loss of $105.7 million for the period from its inception through June 30, 1999. In order to sustain profitable operations, the Company must successfully manufacture and market MUSE and adjust its expenditures in conjunction with lower product revenues. The Company is subject to a number of risks including its ability to successfully market, distribute and sell its product, intense competition, and its reliance on a single therapeutic approach to erectile dysfunction and its ability to secure additional operating capital. There can be no assurance that the Company will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of the Company's future success.

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

   In September 1998, the Company significantly scaled back its manufacturing operations as a result of lower demand domestically and internationally for MUSE. Current production is significantly below capacity for the plant resulting in a higher unit cost, and the Company expects that the gross margin from the sale of MUSE will be less predictable in future periods, which may cause greater volatility in the Company's results of operations and financial condition.

   Management believes that these restructuring measures are adequate to bring the cost structure in line with current and projected revenues, however, there can be no assurance that product demand will not weaken further or that these measures will result in sustained profitability in future periods.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

   Cash, cash equivalents and available-for-sale securities totaled $38.7 million at June 30, 1999 compared with $23.9 million at December 31, 1998. The Company anticipates that its existing capital resources combined with anticipated future revenues might not be sufficient to support the commercial introduction of any additional future products. The Company is currently seeking other sources of financing to support the development of its R&D pipeline.

   On October 5, 1998, the Company's lessor ("plaintiff") named the Company in a civil action in connection with the Company's leased manufacturing facilities, located in Lakewood, New Jersey. The Company's lease requires that the Company provide a removal security deposit in the form of cash or letter of credit. The Company and the plaintiff have not been able to agree on the amount of the deposit, and the plaintiff filed suit asking for specific performance in the amount of $3.3 million. The Company believes the $3.3 million security deposit is excessive and not mandated by the terms of the lease. However, if the Company is required to post a certificate of deposit of $3.3 million, this will have a material adverse effect on the Company's financial condition.

   The Company expects that it will be required to issue additional equity or debt securities or use other financing sources including, but not limited to corporate alliances and lease financing to fund the development and possible commercial launch of its future products. The sale of additional equity securities would result in additional dilution to the Company's stockholders. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) results of operations; (ii) demand for MUSE; (iii) the outcome of litigation; (iv) the activities of competitors; (v) the progress of the Company's research and development programs; (vi) the timing and results of pre-clinical testing and clinical trials; (vii) technological advances; and (viii) the level of resources that the Company devotes to sales and marketing capabilities.


DEPENDENCE ON KEY PERSONNEL

   The Company's success is highly dependent upon the skills of a limited number of key management personnel. To reach its business objectives, the Company will need to retain and hire qualified personnel in the areas of manufacturing, research and development, clinical trial management and preclinical testing. There can be no assurance that the Company will be able to retain or hire such personnel, as the Company must compete with other companies, academic institutions, government entities and other agencies. The loss of any of the Company's key personnel or the failure to attract or retain necessary new employees could have an adverse effect on the Company's research, product development and business operations.

DEPENDENCE ON SINGLE SOURCE OF SUPPLY

   The Company relies on a single source, E-Beam Services, Inc., for sterilization of its product. There can be no assurance that the Company will be able to identify and qualify additional sterilization sources. The Company is required to receive FDA approval for suppliers. The FDA may require additional clinical studies or other testing prior to accepting a new supplier. Unless the Company secures and qualifies additional sources of sterilization facilities, it will be entirely dependent on E-Beam. If interruption in this services were to occur for any reason, including a decision by E-Beam to discontinue service, political unrest, labor disputes or a failure of E-Beam to follow regulatory guidelines, the development and commercial marketing of MUSE and other potential products could be delayed or prevented. An interruption in sterilization services would have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED MANUFACTURING EXPERIENCE

   The Company has limited experience in manufacturing and selling MUSE in commercial quantities. The Company initially experienced product shortages due to higher than expected demand and difficulties encountered in scaling up production of MUSE. The Company leased 90,000 square feet of space in New Jersey in which it has constructed manufacturing and testing facilities. The FDA and MCA authorized the Company to begin commercial production and shipment of MUSE from its new facility in June and March 1998, respectively. In September 1998, the Company closed its contract manufacturing site within PACO Pharmaceutical Services, Inc. and significantly scaled back its manufacturing operations in the New Jersey facility, as a result of lower domestic and international demand for MUSE. Production is currently significantly below capacity for the plant.

DEPENDENCE ON THE COMPANY'S TRANSURETHRAL SYSTEM FOR ERECTION

   The Company currently relies on a single therapeutic approach to treat ED, its transurethral system for erection. Certain side effects have been found to occur with the use of MUSE. MUSE is applied into the urinary opening and is not for men with sickle cell trait, disease, or other blood disorders. One third of men reported genital pain, causing some to stop use. A few men reported dizziness and, less commonly, fainting. To date, the incidence of post-launch adverse side effects is consistent with that experienced in clinical trials. As a result of the Company's single therapeutic approach, the failure to successfully commercialize the product will have a material adverse effect to the Company's business.

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

GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS

   The Company's research, preclinical development, clinical studies, manufacturing and marketing of its products are subject to extensive regulation, rigorous testing and approval processes of the Food and Drug Administration ("FDA") and equivalent foreign regulatory agencies. In November 1996, the Company received final marketing clearance from the FDA for MUSE. In November 1997, the Company obtained regulatory marketing clearance by the European Medicine Controls Agency ("MCA") to market MUSE in the United Kingdom. To date, MUSE has been approved in 44 countries.

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

   The Company's clinical studies for future products will generate safety data as well as efficacy data and will require substantial time and significant funding. There is no assurance that clinical studies related to future products would be completed successfully within any specified time period, if at all. Furthermore, the FDA could suspend clinical studies at any time if it is believed that the subjects participating in such studies are being exposed to unacceptable health risks.

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

   The Company obtains the necessary raw materials and components for the manufacture of MUSE as well as certain services, such as testing and sterilization, from third parties. The Company currently contracts with suppliers and service providers, including foreign manufacturers that are required to comply with strict standards established by the Company. Certain suppliers and service providers are required by the Federal Food, Drug, and Cosmetic Act, as amended, and by FDA regulations to follow current good manufacturing practice ("cGMP") requirements and are subject to routine periodic inspections by the FDA and certain state and foreign regulatory agencies for compliance with cGMP and other applicable regulations. Certain of the Company's suppliers were inspected for cGMP compliance as part of the approval process. However, upon routine re-inspection of these facilities, there can be no assurance that the FDA and other regulatory agencies will find the manufacturing process or facilities to be in compliance with cGMP and other regulations. Failure to achieve satisfactory cGMP compliance as confirmed by routine inspections could have a material adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious case, result in the issuance of a regulatory Warning Letter or seizure or recall of products, injunction and/or civil fines or closure of the Company's manufacturing facility until cGMP compliance is achieved.

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

   The Company is also the exclusive licensee of patents and patent applications filed in the name of Dr. Nils G. Kock, in numerous countries. Three United States patents have issued directed to methods and compositions for treating ED by transurethrally administering an active agent. One additional United States patent application is still pending, and patents have been granted in Australia, Austria, Belgium, Canada, Finland, France, Germany, Great Britain, Greece, Ireland, Italy, Japan, Luxembourg, the Netherlands, New Zealand, Norway, Spain, Sweden and South Africa. Patent applications are pending in Denmark and Romania. The foreign patents and applications, like the U.S. patents and applications, are directed to the treatment of ED by transurethral administration of certain active substances including alpha-receptor blockers, vasoactive polypeptides, prostaglandins or nitroglycerin dispersed in a hydrophilic vehicle.

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

   The Company is the sole assignee of three United States patents, one divisional patent application and two continuation applications all deriving from patent applications originally filed by Alza, covering inventions of Dr. Virgil Place made while he was an employee of Alza. The patents and patent applications are directed to dosage forms for administering a therapeutic agent to the urethra, methods for treating erectile dysfunction and specific drug formulations that can be delivered transurethrally for the treatment of erectile dysfunction. The divisional and continuation applications were filed in the United States on June 7, 1995. All patents issuing on applications filed before June 8, 1995 will automatically have a term that is the greater of twenty years from the patent's effective filing date or seventeen years from the date of patent grant. Foreign patents have been granted in Australia, Europe (including Austria, Belgium, Denmark, France, Germany, Great Britain, Greece, Italy, Luxembourg, Norway, the Netherlands, Portugal, Spain, Sweden and Switzerland), New Zealand, South Africa and South Korea, and foreign applications are pending in Canada, Finland, Ireland, Mexico, and Japan.

   The Company's license and assignment agreements for these patents and patent applications are royalty bearing and do not expire until the licensed patents expire. These license and assignment agreements provide that the Company may assume responsibility for the maintenance and prosecution of the patents and bring infringement actions.

   In addition to the Voss, Kock, Geliebter et al. and Place patents and applications identified above, the Company has ten issued United States patents, seven pending United States patent applications, three Patent Cooperation Treaty ("PCT") applications, two granted foreign patents, and ten pending foreign patent applications. Several of these patents and applications further address the prevention, treatment and diagnosis of ED, while others are directed to prevention and/or treatment of other types of sexual dysfunction, including premature ejaculation in men, and female sexual dysfunction. One of the Company's issued patents covers the Company's ACTIS(R) venous flow control device. Other issued patents and pending patent applications focus on prevention and/or treatment of conditions other than sexual dysfunction, including vascular disorders such as peripheral vascular disease ("PVD"), prostate disorders such as benign prostate hyperplasia ("BPH"), hormone replacement therapy, and contraception.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   On October 5, 1998, the Company was named in a civil action filed in the Superior Court of New Jersey. This complaint seeks specific performance and other relief in connection with the Company's leased manufacturing facilities, located in Lakewood, New Jersey. The Company's lease agreement requires that the Company provide a removal security deposit in the form of cash or a letter of credit. The Company and lessor ("plaintiff") have not been able to agree on the amount of such deposit and the plaintiff filed suit asking for specific performance in the amount of $3.3 million. The Company believes that the amount sought by the plaintiff is excessive and not mandated by the terms of the lease. However, if the Company is required to post a certificate of deposit of $3.3 million, this will have a material adverse effect on the company's financial condition.

   On February 18, 1998, a purported shareholder class action entitled Crain et al. v. Vivus, Inc. et al., was filed in Superior Court of the State of California for the County of San Mateo. Five identical complaints were subsequently filed in the same court. These complaints were filed on behalf of a purported class of persons who purchased stock between May 15, 1997 and December 9, 1997. The complaints alleged that the Company and certain current and former officers or directors artificially inflated the Company's stock price by issuing false and misleading statements concerning the Company's prospects and issuing false financial statements. On March 16, 1998, a purported shareholder class action entitled Cramblit et al. v. Vivus, Inc. et al. was filed in the United States District Court for the Northern District of California. Five additional complaints were subsequently filed in the same court. The federal complaints were filed on behalf of a purported class of persons who purchased stock between May 2, 1997 and December 9, 1997. The federal complaints asserted the same factual allegations as the state court complaints, but asserted legal claims under the Federal Securities Laws. The federal court cases were consolidated, and a lead plaintiff has been appointed and the plaintiff filed a consolidated and amended complaint in 1998.

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

   None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held June 8, 1999. Matters voted on at that meeting were: (i) the election of six directors and (ii) the confirmation of the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ended December 31, 1999. Tabulation for each proposal and individual director were as follows:

                        Proposal I. Election of Directors

        Director                                     For               Withheld
        --------                                     ---               --------
        Virgil A. Place, MD                       28,476,586            287,932
        Leland F. Wilson                          28,345,348            419,170
        Mark B. Logan                             28,514,046            250,472
        Linda M. Shortliffe, MD                   28,512,938            251,580
        Mario M. Rosati                           28,519,746            244,772
        Joseph E. Smith                           28,521,746            243,472


       Proposal II. Confirmation of the Appointment of Arthur Andersen LLP

              For              Against               Abstain          No Vote
              ---              -------               -------          -------
           28,584,682          141,203                38,633            --


ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS (in accordance with Item 601 of Regulation S-K)

     EXHIBIT
     NUMBER                                DESCRIPTION
     ------                                -----------
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

    10.2(1)+      Memorandum of Understanding by and between Ortho
                  Pharmaceutical Corporation and the Registrant dated February
                  25, 1992

    10.3(1)+      Assignment Agreement by and between Ortho Pharmaceutical
                  Corporation and the Registrant dated June 9, 1992

    10.4(1)+      License Agreement by and between Gene A. Voss, MD, Allen C.
                  Eichler, MD, and the Registrant


     EXHIBIT
     NUMBER                                DESCRIPTION
     ------                                -----------
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

    10.32C(11)    Addendum to General Conditions of the Contract for
                  Construction

    10.34(12)+    Agreement dated as of June 30, 1998 between Registrant and
                  Alza Corporation

    10.35(12)+    Sales Force Transition Agreement dated July 6, 1998 between
                  Registrant and Alza Corporation

    10.36(13)     Form of, "Change of Control Agreements," dated July 8, 1998 by and between the Registrant and certain Executive Officers of the Company.

     EXHIBIT
     NUMBER                                DESCRIPTION
     ------                                -----------
    10.37(13)     Sublease agreement made as of November 17, 1998 between
                  Caliper Technologies, Inc. and Registrant.

    10.22B(13)+   Amendment Two, dated as of December 18, 1998 by and between
                  VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works Co.

    10.31A(13)+   Amendment One, dated as of December 12, 1998 by and between
                  VIVUS, Inc. and Spolana Chemical Works, A.S.

    27.1          Financial Data Schedule

----------
*    Confidential treatment requested.

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

(c)     None.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      VIVUS, Inc. Date:

August 11, 1999                                  /s/ RICHARD WALLISER
                                      ------------------------------------------
                                                   Richard Walliser
                                      Vice President and Chief Financial Officer

                                                 /s/ LELAND F. WILSON
                                      ------------------------------------------
                                                   Leland F. Wilson
                                        President and Chief Executive Officer

                                   VIVUS, INC.

                               INDEX TO EXHIBITS*

     EXHIBIT                       DESCRIPTION
     -------                       -----------
      27.1          Financial Data Schedule

------------

 * Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 6 of the Quarterly Report on Form 10-Q.