Form 10-Q
period 1999-09-30
VIVUS INC
filed 1999-11-12
CIK 881524

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

    At SEPTEMBER 30, 1999, 32,156,178 shares of common stock were outstanding.

                            EXHIBIT INDEX ON PAGE 23

================================================================================

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   VIVUS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)

                                                         THREE MONTHS ENDED                        NINE MONTHS ENDED
                                           -----------------------------------------------    ------------------------------
                                           SEPTEMBER 30,       JUNE 30,      SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                               1999              1999            1998             1999             1998
                                           -------------      ---------      -------------    -------------    -------------
Revenue
   US Product                                $   5,640        $   5,239        $   3,485        $  15,417        $  34,178
   International Product
                                                 1,105            1,572           14,579            4,393           26,391
   Milestone                                     2,000               --            2,000            6,000            3,000
   Returns                                      (2,325)              --               --           (2,325)              --
                                             ---------        ---------        ---------        ---------        ---------

        Total revenue                            6,420            6,811           20,064           23,485           63,569

Operating Expenses
   Cost of goods sold                            2,840            3,072           28,297            9,514           49,483
   Research and development                      1,416            1,762            4,673            4,965           13,912
   Selling, general and administrative           1,719            1,554            3,882            4,625           38,516
   Settlement of shareholder lawsuits               --              600               --              600               --
   Write-down of property                           --               --           32,163               --           32,163
   Other restructuring costs                        --               --            5,968               --           12,490
                                             ---------        ---------        ---------        ---------        ---------

        Total operating expenses                 5,975            6,988           74,983           19,704          146,564
                                             ---------        ---------        ---------        ---------        ---------

Income (loss) from operations                      445             (177)         (54,919)           3,781          (82,995)

Interest and other income                          499              484              194            1,462            1,702
                                             ---------        ---------        ---------        ---------        ---------

        Income (loss) before taxes                 944              307          (54,725)           5,243          (81,293)

Income tax provision                               (47)             (15)              --             (262)              --
                                             ---------        ---------        ---------        ---------        ---------

        Net income (loss)                    $     897        $     292        $ (54,725)       $   4,981        $ (81,293)
                                             =========        =========        =========        =========        =========

Net income (loss) per share:
               Basic                         $    0.03        $    0.01        $   (1.72)       $    0.16        $   (2.55)

               Diluted                       $    0.03        $    0.01        $   (1.72)       $    0.15        $   (2.55)

Shares used in the computation of
  net income (loss) per share:
               Basic                            32,143           32,066           31,806           32,048           31,893

               Diluted                          32,546           32,889           31,806           32,585           31,893


                                   VIVUS, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                  THREE MONTHS ENDED                        NINE MONTHS ENDED
                                     ----------------------------------------------   -----------------------------
                                      SEPTEMBER 30,     JUNE 30,      SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                          1999            1999            1998            1999            1998
                                      -------------     --------      -------------   -------------   -------------
Net Income (loss)                       $    897        $    292        $(54,725)       $  4,981        $(81,293)

Other comprehensive income:
   Unrealized gain (loss) on
   securities                               (309)            231              18            (143)            (73)

   Income tax benefit (provision)             15             (12)             --               7              --
                                        --------        --------        --------        --------        --------
                                            (294)            219              18            (136)            (73)
                                        --------        --------        --------        --------        --------

Comprehensive income (loss)             $    603        $    511        $(54,707)       $  4,845        $(81,366)
                                        ========        ========        ========        ========        ========

                                   VIVUS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                              SEPTEMBER 30,       JUNE 30,       DECEMBER 31,
                                                                   1999             1999             1998
                                                              -------------      ---------       ------------
                                                               (unaudited)      (unaudited)
Current assets:
    Cash                                                        $   5,553        $   5,152        $   2,989
    Available-for-sale securities                                  36,723           33,542           20,903
    Accounts receivable                                             2,050            2,518            5,197
    Inventories                                                     4,031            4,093            5,272
    Prepaid expenses and other assets                               1,076            1,155              534
                                                                ---------        ---------        ---------
       Total current assets                                        49,433           46,460           34,895
    Property and equipment                                         16,841           17,633           19,213
                                                                ---------        ---------        ---------

       Total assets                                             $  66,274        $  64,093        $  54,108
                                                                =========        =========        =========


Current Liabilities:
    Accounts payable                                            $   1,721        $   1,804        $   3,277
    Accrued and other liabilities                                  31,333           29,295           21,294
                                                                ---------        ---------        ---------
    Current liabilities                                            33,054           31,099           24,571

    Accrued and other long-term liabilities                         5,636            6,052            7,860
                                                                ---------        ---------        ---------
       Total liabilities                                        $  38,690        $  37,151        $  32,431

Stockholders' equity:
    Common stock; $.001 par value; shares
       authorized 200,000;  shares outstanding -
       September 30, 1999, 32,156; June 30, 1999, 32,137;
       December 31, 1998, 31,890                                       32               32               32
    Paid in capital                                               132,535          132,481          131,466
    Accumulated other comprehensive income (loss)                    (174)             135              (31)
    Accumulated deficit                                          (104,809)        (105,706)        (109,790)
                                                                ---------        ---------        ---------

       Total stockholders' equity                                  27,584           26,942           21,677
                                                                ---------        ---------        ---------

       Total liabilities and stockholders equity                $  66,274        $  64,093        $  54,108
                                                                =========        =========        =========

                                   VIVUS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)

                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                            ---------      ---------
                                                                              1999            1998
                                                                            ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                      $   4,981      $ (81,293)
     Adjustments to reconcile net income (loss) to net
         cash provided by (used for) operating activities:
         Depreciation and amortization                                          2,483          2,865
         Property write-down                                                       --         32,163
         Inventory write-down                                                      --         16,083
         Stock compensation costs                                                 182            360

         Issuance of common stock for lawsuit settlement                          600             --
     Changes in assets and liabilities:
         Accounts receivable                                                    3,147          3,831
         Inventories                                                            1,241        (14,784)
         Prepaid expenses and other assets                                       (542)           675
         Accounts payable                                                      (1,556)         6,463
         Accrued and other liabilities                                          7,815          8,734
                                                                            ---------      ---------
                   Net cash provided by (used for) operating activities        18,350        (24,903)
                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment purchases                                            (111)       (18,603)
     Investment purchases                                                    (103,509)      (134,855)
     Proceeds from sale/maturity of securities                                 87,547        199,499
                                                                            ---------      ---------
                   Net cash provided by (used for) investing activities       (16,073)        46,041
                                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of common stock options                                             187            562
     Sale of common stock through employee
         stock purchase plan                                                      100            413
     Repurchase of common stock                                                    --        (23,584)
                                                                            ---------      ---------
                   Net cash provided by (used for) financing activities           287        (22,609)
                                                                            ---------      ---------


NET INCREASE (DECREASE) IN CASH                                                 2,564         (1,471)

CASH:
     Beginning of  period                                                       2,989          6,161
                                                                            ---------      ---------
     End of period                                                          $   5,553      $   4,690
                                                                            =========      =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Unrealized loss on securities                                          $    (143)     $     (73)

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Income taxes paid                                                      $      36             71

                                   VIVUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2. RESTRUCTURING RESERVE

    During 1998, the Company experienced a significant decline in market demand as the result of the introduction of a competitor's product. As a result, the Company took steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. (See Notes 1 and 6 to the Consolidated Financial Statements for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K). The reserve balance at September 30, 1999 was $9.6 million, a decrease of $481,000 from $10.1 million at June 30, 1999.

                                      SEVERANCE AND    INVENTORY        PROPERTY
                                         EMPLOYEE     AND RELATED     AND RELATED       MARKETING
                                          COSTS       COMMITMENTS     COMMITMENTS       PROGRAMS         OTHER            TOTAL
                                      -------------   -----------     -----------       --------        --------        --------
Balance at December 31, 1998 ....       $  1,910        $  5,384        $  4,664        $  1,307        $  1,793        $ 15,058
Incurred in first quarter 1999...           (108)           (128)           (309)         (1,076)           (500)         (2,121)
                                        --------        --------        --------        --------        --------        --------
Balance at March 31, 1999 .......          1,802           5,256           4,355             231           1,293          12,937
Incurred in second quarter 1999..         (1,502)            (48)           (158)           (131)         (1,000)         (2,839)
                                        --------        --------        --------        --------        --------        --------
Balance at June 30, 1999 ........            300           5,208           4,197             100             293          10,098
Incurred in third quarter 1999...             --             (30)           (158)             --            (293)           (481)
                                        --------        --------        --------        --------        --------        --------
Balance at September 30, 1999....       $    300        $  5,178        $  4,039        $    100        $     --        $  9,617
                                        ========        ========        ========        ========        ========        ========

    The Company expects that over the next twelve months, it will make cash payments of approximately $4.0 million related to the restructuring, with the remaining $5.6 million to occur after this period.

3. UNEARNED REVENUE

    As of September 30, 1999, the Company has recorded unearned revenue of $16.7 million associated with contractual obligations and other payments from AstraZeneca. In October 1999, the marketing and distribution rights for the Company's product MUSE were returned to the Company. The Company and AstraZeneca are currently formalizing such return of rights under the terms of the agreement. (See Note 8.)

    Management believes that the conclusion of contractual obligations will not have a material adverse effect on the Company's financial condition. There can be no assurance, however, that the Company and AstraZeneca will reach a satisfactory agreement on the conclusion of contractual obligations, which could have a material adverse effect on the financial condition of the Company.

4. ACCRUED AND OTHER LIABILITIES

    Accrued and other liabilities as of September 30, 1999, June 30, 1999, and December 31, 1998 consist of:

                 (in thousands)        September 30,   Jun 30,     December 31,
                                           1999          1999         1998
                                       -------------   -------     ------------
Unearned revenue                         $16,740       $15,677       $ 5,040

Restructuring                              9,617        10,098
                                                                      15,058
Research and clinical expenses             2,534         2,549
                                                                       2,337
Income taxes                               2,285         2,263
                                                                       2,082
Royalties                                  2,293         2,100
                                                                       2,133
Expired product returns                    1,000            --            --

Employee compensation and benefits           972         1,132
                                                                         902
Manufacturing  expenses                      710           615
                                                                         368
Sales and marketing expenses                 232           301
                                                                         664
Other                                        586           611           570
                                         -------       -------       -------
                                         $36,969       $35,347       $29,154
                                         =======       =======       =======

5. NET INCOME (LOSS) PER SHARE

    Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," which requires a dual presentation of basic and diluted earnings per share. Basic income (loss) per share is based on the weighted average number of common shares outstanding during the periods. Diluted income per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options and warrants. Certain options and warrants are excluded from the diluted income per share for income periods presented because they are anti-dilutive. All options and warrants are excluded from the diluted loss per share for all loss periods because they are anti-dilutive.

6. SEGMENT INFORMATION

    During 1998, the Company adopted Statement of Financial Accounting Statement SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires business segment information used by management to assess performance and manage company resources for information disclosure. On this basis, the Company primarily sells its product through wholesale channels in the United States. International sales are made only to the Company's two international partners. All transactions are denominated in U.S. dollars; therefore, the Company considers the arrangement as operating in a single segment.

    During the first nine months of 1999, five customers accounted for 24%, 19%, 16%, 15%, and 12% of total product revenue, as compared to five customers accounted for 35%, 13%, 11%, 11% and 10% of total product revenue for fiscal year 1998.

7.  PRODUCT RETURNS

      In the third quarter 1999, the Company recorded a $2.3 million charge for the actual and anticipated return of expired product in the U.S. These returns are primarily the result of shipments made during the fourth quarter of 1997 and first quarter of 1998. Demand for MUSE declined following the launch of a competitive product in April 1998, resulting in excess inventories of wholesalers and retailers.

8.  SUBSEQUENT EVENT

    On October 7, 1999, the Company announced that AstraZeneca has returned the marketing and distribution rights for MUSE to the Company. This decision follows a change in product strategies due to the recent merger of Astra AB and Zeneca Group PLC. The Company and AstraZeneca are currently formalizing the return of rights and a transition plan under the terms of the contract. AstraZeneca will continue to handle patient and physician inquiries and ensure product supply while VIVUS pursues strategic alternatives regarding marketing and distribution of MUSE in Europe, Australia, New Zealand, Central America and South America.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     VIVUS, Inc. ("VIVUS" or the "Company") is the developer and manufacturer of MUSE(R) (alprostadil) and ACTIS(TM), two advancements in the treatment of men with erectile dysfunction ("ED"), also known as impotence. The Company's objective is to become a global leader in the development and commercialization of innovative therapies for the treatment of sexual dysfunction and urologic disorders in men and women. To this end, the Company focuses its R&D activities on male erectile dysfunction and premature ejaculation, and female sexual dysfunction using pharmacological agents that have pre-existing data. The Company believes that such agents present a lower development risk profile and may progress more rapidly through the clinical development and regulatory process than agents without pre-existing data.

    In November 1996, the Company obtained marketing clearance by the U.S. Food and Drug Administration (the "FDA") to manufacture and market its first product, MUSE, and commercially introduced MUSE in the United States beginning in January 1997. The launch of MUSE went on to become one of the top 25 most successful drug launches in the U.S., and the Company recorded a net profit of $36.6 million and product revenue of $129.3 million for the year ended December 31, 1997.

    During 1998, the Company experienced a significant decline in market demand for MUSE as the result of the introduction of a competitor's product in April 1998. Since the launch of this competitive product, MUSE prescriptions have declined approximately 80% in the U.S. During the second and third quarters of 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. As a result, the Company incurred a net loss of $80 million and had negative operating cash flow of $26 million for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    The Company received approval to market MUSE in Germany and France in the first quarter 1999 and Spain in the third quarter 1999. To date, MUSE has been approved by regulatory agencies in 45 countries, including all European Union countries except Italy.

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

    Internationally, the Company has entered into a licensing and distribution agreement with Janssen Pharmaceutical ("Janssen") for certain international markets, including China, multiple Pacific Rim countries (excluding Japan), Canada, Mexico and South Africa.

     In October 1999, the marketing and distribution rights in Europe, Australia, New Zealand, Central and South America were returned to the Company from AstraZeneca. The Company and AstraZeneca are currently formalizing a transition plan for the return of these rights. During the transition, AstraZeneca will continue to handle patient and physician inquiries and ensure product supply in the countries where MUSE has been launched. The Company is currently evaluating alternate strategic options in these markets, including the retention of a pharmaceutical partner(s) to market, distribute and sell its products in these markets.

    The Company has completed a Phase III clinical trial for ALIBRA, the Company's second generation transurethral approach to treat ED. The Company expects to submit a New Drug Application ("NDA") for ALIBRA in the fourth quarter of 1999. The Company also began a Phase II proof of concept clinical study to evaluate compounds for the treatment of premature ejaculation in the third quarter of 1999. In addition, the Company is developing a product for female sexual dysfunction and expects to enter clinical testing next year.

     In September 1999, the Company terminated its license agreement with Albert Einstein College of Medicine of Yeshiva University for the development of gene therapy for the treatment of ED. This was a strategic decision based on the development risks involved and the amount of funding and time required to potentially bring a product to market.

    During the third quarter of 1999, product shipments in the U.S. increased 8% over the second quarter and the Company recorded its fourth consecutive profitable quarter since restructuring its operations in the third quarter of 1998. The Company continues to keep the cost structure of its business in line with current and projected demand for MUSE.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1999 AND JUNE 30, 1999

    Product revenues for the quarter ended September 30, 1999 were $5.6 million in the United States and $1.1 million internationally, compared to $5.2 million in the United States and $1.6 million internationally for the quarter ended June 30, 1999. U.S. product revenue increased 8% in third quarter 1999 compared to the second quarter 1999. Product shipments in the U.S. during the third quarter are more reflective of current demand, as compared to the first six month of 1999 where wholesale inventories were at higher levels. As of September 30, 1999, wholesale inventory levels represent approximately one-half of monthly sales. International product revenue decreased by $467,000 from second quarter 1999 as a result of the Company's international marketing partners, Janssen and AstraZeneca, having sufficient inventory for their markets.

     Total revenues during the third quarter of 1999 included a $2.0 million milestone payment from AstraZeneca for the marketing approval of MUSE in Spain and a $2.3 million charge for the actual and anticipated return of expired product in the U.S. These returns are primarily the result of shipments made prior to the decline in demand for MUSE following the launch of a competitive product in April 1998.

    Cost of goods sold was $2.8 million for the third quarter 1999, compared to $3.1 million for the second quarter 1999. This decrease was primarily the result of continued cost conservation efforts and lower unit shipments.

    Research and development ("R&D") expenses for the third quarter 1999 were $1.4 million, compared to $1.8 million in the second quarter of 1999. Lower spending in the third quarter 1999 is attributed to the current phase of the development process. The Company anticipates that R&D expenses will increase significantly in the fourth quarter 1999, as compared with previous quarters in 1999, as the Company anticipates filing an NDA for ALIBRA and continues to progress in the development of its R&D pipeline.

    During the second quarter 1999, the Company reached a settlement of the shareholder class action lawsuits, in which the Company incurred a non-cash expense of $600,000 for the issuance of 120,000 shares of VIVUS, Inc. common stock.

    The Company recorded a tax provision of $47,000, or five percent of income before taxes for the third quarter 1999, consistent with previous quarters in 1999, and includes the effect of net operating loss ("NOL") carried forward from prior periods. The tax rate would have been substantially higher if the NOLs had not been available to offset current income.

    THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

    Product revenues for the quarter ended September 30, 1999 were $5.6 million in the United States and $1.1 million internationally, compared to $3.5 million in the Unites States and $14.6 million internationally for the quarter ended September 30, 1998. Product revenues for the nine months ended September 30, 1999 were $15.4 million in the U.S. and $4.4 million internationally, compared to $34.2 million in the U.S. and $26.4 million internationally for the same periods in 1998. Higher product revenue in the U.S. during the third quarter 1999 compared to third quarter 1998 was the result of balancing of inventory levels in the wholesale channel in 1998. Underlying demand for MUSE domestically, as measured by retail prescriptions, has declined approximately 80% since the commercial launch of a competitive product in April 1998, which is the primary reason for lower revenues domestically for the first nine months in 1999. Internationally, the decrease in product revenue for the three and nine month periods in 1999 is attributed to the Company's partners, Janssen and AstraZeneca, having accumulated sufficient inventory in 1998 for their respective markets.

     Total revenues for the nine months ended September 30, 1999 include milestone payments of $6.0 million related to regulatory approval of MUSE in Germany, France and Spain ($2.0 million for each country), and a charge of $2.3 million for the actual and anticipated return of expired product returns. For the nine months ended September 30, 1998, total revenues included $1.0 million and $2.0 million milestone payments related to regulatory approval of MUSE in South Korea and Canada, respectively.

    Cost of goods sold was $2.8 million for the third quarter 1999, compared to $28.3 million for the third quarter 1998. For the nine months ended September 30, 1999, cost of goods sold was $9.5 million, compared to $49.5 million for the first nine months of 1998. Cost of goods sold for three and nine months ended September 30, 1998 include a $16.0 million write-down for excess inventory and future inventory purchase commitments. The Company has made significant progress in manufacturing projects improving yields and continued cost conservation in the first nine months of 1999. As a result, the higher unit cost caused by lower economies of scale has been partially offset by the ongoing improvements.

    Research and development expenses for the third quarter 1999 were $1.4 million, compared to $4.7 million in the third quarter 1998. For the nine months ended September 30, 1999 and 1998, research and development expenses were $5.0 million and $13.9 million, respectively. Lower spending for the three and nine-month periods ended September 30, 1999 were primarily the result of the Company's efforts to bring its cost structure in line with current and projected revenues. Higher spending in 1998 was mainly associated with a significantly larger R&D organization.

    Selling, general and administrative expenses for the third quarter 1999 were $1.7 million, compared to $3.9 million in the third quarter 1998. For the nine months ended September 30, 1999, expenses were $4.6 million, compared to $38.5 million for the same period in 1998. The lower expenses in the three and nine-month periods ended September 30, 1999 were primarily the result of the Company's effort to bring overall cost levels in line with the Company's current and projected future demand for MUSE. Included in the three and nine-month periods ended September 30, 1998 were significant expenses for a direct-to-consumer advertising campaign as well as a significantly larger direct sales force.

     Included in the nine-month period ended September 30, 1999 is a settlement of shareholders class action lawsuits, in which the Company recorded a non-cash expense of $600,000 for the issuance of 120,000 shares of VIVUS, Inc. common stock. Included in the nine-month period ended September 30, 1998 is a restructuring charge of $12.5 million, primarily associated with the Company's agreement to facilitate the transition of its direct U.S. sales force to ALZA Corporation, as well as terminating the contract sales agreement with Innovex, and personnel reductions; and $32.2 million write-down of property and equipment. The write-down was calculated in accordance with the provisions of SFAS No. 121 and represents the excess of the carrying values of property and equipment over the projected future discounted cash flows for the Company.

    Interest and other income for the three and nine-month periods ended September 30, 1999 were $499,000 and $1.5 million, respectively, compared with $194,000 and $1.7 million in the three and nine-month periods ended September 30, 1998. The increased interest in the three-month period ended September 30, 1999 was due to higher average invested balance during that period, whereas the lower interest in the nine-month period ended September 30, 1999 was primarily the result of lower average invested cash balances in the first six months of 1999, as compared with the first six months of 1998.

    The Company recorded a tax provision of five percent of net income before taxes for the nine months ended September 30, 1999. This compares to no tax provision recorded for the nine months ended September 30, 1998, as the Company expected a loss for the fiscal year ended December 31, 1998. The 1999 effective tax rate calculation includes the effect of NOLs carried forward from prior periods. The tax rate would have been substantially higher if the NOLs were not available to offset current income.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, the Company has financed operations primarily from the sale of preferred and common stock. Through September 30, 1999, VIVUS has raised $153.7 million from financing activities and has an accumulated deficit of $104.8 million at September 30, 1999.

    Cash, cash equivalents and available-for-sale securities totaled $42.3 million at September 30, 1999, compared with $38.7 million at June 30, 1999 and $23.9 million at December 31, 1998. The $18.4 million increase in cash from December 31, 1998 primarily resulted from an increase in unearned revenue ($11.7 million), net income ($5.0 million), milestone payments ($6.0 million), and collection of accounts receivable ($3.1 million). These increases were partially offset by payments made related to the restructuring reserve established in 1998 of $5.5 million.

    Accounts receivable at September 30, 1999 were $2.1 million, compared with $5.2 million at December 31, 1998, a decrease of $3.1 million due primarily to lower sales and improved collection of accounts receivable.

    Total liabilities were $38.7 million at September 30, 1999, compared with $32.4 million at December 31, 1998, an increase of $6.3 million. The increase primarily relates to the increase in unearned revenue of $11.7 million associated with contractual obligations and other payments from AstraZeneca, which is partially offset by payments made related to the restructuring reserve established in 1998 of $5.5 million.

    On October 5, 1998, the Company was named in a civil action filed in the Superior Court of New Jersey. This complaint seeks specific performance and other relief in connection with the Company's leased manufacturing facilities, located in Lakewood, New Jersey. The Company's lease agreement requires that the Company provide a removal security deposit in the form of cash or a letter of credit. The Company and lessor ("plaintiff") have reached a tentative agreement whereby the Company will provide an irrevocable letter of credit in the amount of $3.3 million for such security deposit in the fourth quarter.

    This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ from those set forth in such forward-looking statements as a result of certain factors, including those set forth in the Risk Factors section.

                                  RISK FACTORS

LIMITED SALES AND MARKETING EXPERIENCE

     The Company supports MUSE sales in the U.S. through physician and patient information/help lines, sales support for major accounts, product education newsletters and participation in national urologic and sexual dysfunction forums and conferences, such as the American Urological Association annual and regional meetings and the International Society for Impotence Research. In addition, the Company supports ongoing research and clinical investigation of MUSE and the publication of data in peer-reviewed journals. The Company is currently evaluating alternative strategic options regarding the U.S. market. There can be no assurance that the options are viable, or that the Company will be able to successfully implement those options.

    In 1997, the Company entered into an international marketing agreement with Janssen to purchase the Company's products for resale in China, multiple Pacific Rim countries (excluding Japan), Canada, Mexico, South Africa, the Middle East, Russia, the Indian sub-continent, and Africa. The marketing agreement does not have minimum purchase commitments and the Company is dependent on Janssen's efforts to distribute and sell the Company's products effectively in the above-mentioned markets. Janssen may take up to twelve months to introduce a product in a given country following regulatory approval in such country. There can be no assurance that such efforts will be successful or that Janssen will continue to support the product.

     In October 1999, the marketing and distribution rights in Europe, Australia, New Zealand, Central and South America were returned to the Company from AstraZeneca. The Company is currently evaluating alternative strategic options regarding these countries. There can be no assurance that the Company's options are viable, or that the Company will be able to successfully implement those options.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

     Cash, cash equivalents and available-for-sale securities totaled $42.3 million and current liabilities totaled $33.1 million at September 30, 1999. Included in current liabilities is unearned revenue of $16.7 million associated with contractual obligations and other payments from AstraZeneca. The Company and AstraZeneca are currently formalizing the transition of marketing and distribution rights back to VIVUS, including contractual obligations under the terms of the agreement.

    Management believes that the conclusion of contractual obligations will not have a material adverse effect on the Company's financial condition. There can be no assurance, however, that the Company and AstraZeneca will reach a satisfactory agreement on the conclusion of contractual obligations, which could have a material adverse effect on the financial condition of the Company.

    On October 5, 1998, the Company's lessor ("plaintiff") named the Company in a civil action in connection with the Company's leased manufacturing facilities, located in Lakewood, New Jersey. The Company's lease requires that the Company provide a removal security deposit in the form of cash or letter of credit. The Company and lessor ("plaintiff") have reached a tentative agreement whereby the Company will provide an irrevocable letter of credit in the amount of $3.3 million for such security deposit in the fourth quarter of 1999.

    The Company anticipates that its existing capital resources combined with anticipated future revenues may not be sufficient to support the commercial introduction of any additional future products. The Company is currently seeking other sources of financing to support the development of its R&D pipeline.

    The Company expects that it will be required to issue additional equity or debt securities or use other financing sources including, but not limited to corporate alliances to fund the development and possible commercial launch of its future products. The sale of additional equity securities would result in additional dilution to the Company's stockholders. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) results of operations; (ii) demand for MUSE; (iii) the activities of competitors; (iv) the progress of the Company's research and development programs; (v) the timing and results of pre-clinical testing and clinical trials; (vi) technological advances; and (vii) the level of resources that the Company devotes to sales and marketing capabilities.

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

    Additional competitive products in the erectile dysfunction market include needle injection therapy products from Pharmacia Upjohn and Schwartz Pharma, which were approved by the FDA in July 1995 and June 1997, respectively. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of ED. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than the Company. In addition, many of these companies have significantly greater experience than the Company in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research in the area of ED. For instance, Zonagen, Inc. has filed for FDA approval of its oral treatment and has received approval in Mexico; TAP Pharmaceuticals, Inc. has submitted an application to the FDA for approval of its sub-lingual treatment; ICOS Corporation has an oral medication in clinical testing; and Senetek has a needle injection therapy product approved recently in Denmark and has filed for approval in other countries. These entities may market commercial products either on their own or through collaborative efforts. For example, Zonagen, Inc. announced a worldwide marketing agreement with Schering-Plough in November 1997; and ICOS Corporation formed a joint venture with Eli Lilly in October 1998 to jointly develop and market its oral treatment. The Company's competitors may develop technologies and products that are more effective than those currently marketed or being developed by the Company. Such developments would render the Company's products less competitive or possibly obsolete. The Company is also competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited experience.

NEW PRODUCT DEVELOPMENT

    The Company's future operating results may be adversely affected if the Company is unable to continue to develop, manufacture and bring to market pharmacological products rapidly. The process of developing new drugs and/or therapeutic solutions is inherently complex and uncertain. The Company must make long-term investments and commit significant resources before knowing whether its predictions will eventually result in products that will receive FDA approval and achieve market acceptance. After the FDA approves a product, the Company must quickly manufacture sufficient volumes to meet market demand. This is a process that requires accurate forecasting of market demand. Given the alternative treatments and the number of products introduced in the market each year, the drug development process becomes increasingly difficult and risky.

DEPENDENCE ON THIRD PARTIES

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

     In 1996, the Company entered into a distribution agreement with Integrated Commercialization Services ("ICS"), a subsidiary of Bergen Brunswig Corporation. ICS provides "direct-to-physician" distribution capabilities in support of U.S. marketing and sales efforts. ICS also stores and ships various promotional materials to sales personnel, including MUSE patient and in-office instructional videos and brochures. As a result of this distribution agreement with ICS, the Company is dependent on ICS's efforts to distribute product samples effectively. There can be no assurance that such efforts will be successful.

     In 1996, the Company entered into an agreement with WRB Communications ("WRB") to handle patient and healthcare professional hotlines for VIVUS. WRB maintains a staff of healthcare professionals to handle questions and inquires about MUSE and ACTIS. These calls may include complaints about the Company's product due to efficacy or quality, as well as reporting of adverse events. As a result of this agreement, the Company is dependent on WRB to effectively handle these hotline calls. There can be no assurance that such effort will be successful.

HISTORY OF LOSSES AND LIMITED OPERATING HISTORY

    The Company has generated a cumulative net loss of $104.8 million for the period from its inception through September 30, 1999. In order to sustain profitable operations, the Company must successfully manufacture and market MUSE and keep its expenditures in line with lower product revenues. The Company is subject to a number of risks including its ability to successfully market, distribute and sell its product, intense competition, and its reliance on a single therapeutic approach to erectile dysfunction and its ability to secure additional operating capital. There can be no assurance that the Company will be able to continue to achieve profitability on a sustained basis.
Accordingly, there can be no assurance of the Company's future success.

    During 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure of the business in line with current demand for MUSE. These steps included significant reductions in personnel, closing the contract-manufacturing site located in PACO Pharmaceutical Services, Inc., the termination of the lease for the Company's leased corporate offices, and recorded significant write-down of property, equipment and inventory. As a result of these and other factors, the Company experienced an operating loss of $80.3 million, or $2.52 per share, in the year ended December 31, 1998.

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

    Management believes that these restructuring measures were adequate in bringing the cost structure in line with current and projected revenues; however, there can be no assurance that product demand will not weaken further or that these measures will result in sustained profitability in future periods.

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

DEPENDENCE ON SINGLE SOURCE OF SUPPLY

    The Company relies on a single source, E-Beam Services, Inc., for sterilization of its product. There can be no assurance that the Company will be able to identify and qualify additional sterilization sources. The Company is required to receive FDA approval for suppliers. The FDA may require additional clinical studies or other testing prior to accepting a new supplier. Unless the Company secures and qualifies additional sources of sterilization facilities, it will be entirely dependent on E-Beam. If interruption in this service were to occur for any reason, including a decision by E-Beam to discontinue service, political unrest, labor disputes or a failure of E-Beam to follow regulatory guidelines, the development and commercial marketing of MUSE and other potential products could be delayed or prevented. An interruption in sterilization services would have a material adverse effect on the Company's business, financial condition and results of operations.

LIMITED MANUFACTURING EXPERIENCE

     The Company has limited experience in manufacturing and selling MUSE in commercial quantities. The Company initially experienced product shortages due to higher than expected demand and difficulties encountered in scaling up production of MUSE. The Company leased 90,000 square feet of space in New Jersey in which it has constructed manufacturing and testing facilities. The FDA and European Medicine Controls Agency ("MCA") authorized the Company to begin commercial production and shipment of MUSE from its new facility in June and March 1998, respectively. In September 1998, the Company closed its contract manufacturing site within PACO Pharmaceutical Services, Inc. and significantly scaled back its manufacturing operations in the New Jersey facility, as a result of lower domestic and international demand for MUSE. Production is currently significantly below capacity for the plant.

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

    The existence of side effects or dissatisfaction with product results may impact a patient's decision to use or continue to use, or a physician's decision to recommend, MUSE as a therapy for the treatment of ED, thereby affecting the commercial viability of MUSE.

In addition, technological changes or medical advancements could diminish or eliminate the commercial viability of the Company's product.

RISKS RELATING TO INTERNATIONAL OPERATIONS

     The Company's product is currently marketed internationally. Changes in overseas economic and political conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could have a material adverse effect on the Company's business, financial condition and results of operations. The international nature of the Company's business is also expected to subject it and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or where the Company's product is sold. The regulation of drug therapies in a number of such jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent, as do the laws of the United States.

GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS

     The Company's research, pre-clinical development, clinical studies, manufacturing and marketing of its products are subject to extensive regulation, rigorous testing and approval processes of the Food and Drug Administration ("FDA") and equivalent foreign regulatory agencies. In November 1996, the Company received final marketing clearance from the FDA for MUSE. In November 1997, the Company obtained regulatory marketing clearance by MCA to market MUSE in the United Kingdom. To date, MUSE has been approved in 45 countries.

    After regulatory approval is obtained, the Company's products are subject to continual review. Manufacturing, labeling and promotional activities are continually regulated by the FDA and equivalent foreign regulatory agencies, and the Company must also report certain adverse events involving its drugs to these agencies. Previously unidentified adverse events or an increased frequency of adverse events that occur post-approval could result in labeling modifications of approved products, which could adversely affect future marketing of a drug. Finally, approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has submitted applications for approval of MUSE in several other countries. These applications will be subject to rigorous approval processes. There can be no assurance that approval in these or other countries will be granted or that these approvals, if granted, will not contain significant limitations in the form of warnings, precautions or contraindications with respect to condition of use. Any delay in obtaining or failure to obtain such approval would adversely affect the Company's ability to generate product revenue.

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

    The Company is also the exclusive licensee of patents and patent applications filed in the name of Dr. Nils G. Kock, in numerous countries. Four United States patents have issued directed to methods and compositions for treating ED by transurethrally administering an active agent. Patents have also been granted in Australia, Austria, Belgium, Canada, Finland, France, Germany, Great Britain, Greece, Ireland, Italy, Japan, Luxembourg, the Netherlands, New Zealand, Norway, Spain, Sweden and South Africa. Patent applications are pending in Denmark and Romania. The foreign patents and applications, like the U.S. patents and applications, are directed to the treatment of ED by transurethral administration of certain active substances including alpha-receptor blockers, vasoactive polypeptides, prostaglandins or nitroglycerin dispersed in a hydrophilic vehicle.

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

    In addition to the Voss, Kock, and Place patents and applications identified above, the Company has nine issued United States patents, seven pending United States patent applications, three Patent Cooperation Treaty ("PCT") applications, two granted foreign patents, and ten pending foreign patent applications. Several of these patents and applications further address the prevention, treatment and diagnosis of ED, while others are directed to prevention and/or treatment of other types of sexual dysfunction, including premature ejaculation in men, and female sexual dysfunction. One of the Company's issued patents covers the Company's ACTIS(R) venous flow control device. Other issued patents and pending patent applications focus on prevention and/or treatment of conditions other than sexual dysfunction, including vascular disorders such as peripheral vascular disease ("PVD"), hormone replacement therapy, and contraception.

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

    The Company's success will depend in large part on the strength of its current and future patent position relating to the transurethral delivery of pharmacologic agents for the treatment of erectile dysfunction. The Company's patent position, like that of other pharmaceutical companies, is highly uncertain and involves complex legal and factual questions. The claims of a U.S. or foreign patent application may be denied or significantly narrowed, and patents that ultimately issue may not provide significant commercial protection to the Company. The Company could incur substantial costs in proceedings before the United States Patent and Trademark Office, including interference proceedings. These proceedings could also result in adverse decisions as to the priority of the Company's licensed or assigned inventions. There is no assurance that the Company's patents will not be successfully challenged or designed around by others.

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

    In addition, certain healthcare providers are moving towards a managed care system in which such providers contract to provide comprehensive healthcare services, including prescription drugs, for a fixed cost per person. The Company hopes to further qualify MUSE for reimbursement in the managed care environment. However, the Company is unable to predict the reimbursement policies employed by third party healthcare payors. Furthermore, reimbursement for MUSE could be adversely affected by changes in reimbursement policies of governmental or private healthcare payors.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On October 5, 1998, the Company was named in a civil action filed in the Superior Court of New Jersey. This complaint seeks specific performance and other relief in connection with the Company's leased manufacturing facilities, located in Lakewood, New Jersey. The Company's lease agreement requires that the Company provide a removal security deposit in the form of cash or a letter of credit. The Company and lessor ("plaintiff") have reached a tentative agreement whereby the Company will provide an irrevocable letter of credit in the amount of $3.3 million for such security deposit in the fourth quarter.

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

    On May 4, 1999 the Company reached a settlement with plaintiffs of the shareholder class action lawsuits described above. The aggregate settlement amount is $6 million. The settlement is funded by insurance proceeds of $5.4 million and by the Company contributing 120,000 shares of VIVUS Common Stock to the settlement fund.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. OTHER INFORMATION

    None

ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS (in accordance with Item 601 of Regulation S-K)

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
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

10.28(7) Lease Agreement made as of January 1, 1997 between the Registrant and Airport Associates

EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
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

                                  VIVUS, Inc. Date:

November 12, 1999                            /s/ RICHARD WALLISER
                                  --------------------------------------------
                                               Richard Walliser
                                  Vice President and Chief Financial Officer

                                             /s/ LELAND F. WILSON
                                  --------------------------------------------
                                               Leland F. Wilson
                                     President and Chief Executive Officer

                                   VIVUS, INC.

                               INDEX TO EXHIBITS*

EXHIBIT                 DESCRIPTION
-------                 -----------
 27.1             Financial Data Schedule

----------
* Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 6 of the Quarterly Report on Form 10-Q.