Form 10-K
period 1999-12-31
VIVUS INC
filed 2000-03-30
CIK 881524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED                          COMMISSION FILE NUMBER
               DECEMBER 31, 1999                                     0-23490

                            ------------------------

                                   VIVUS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        94-3136179
(STATE OR OTHER JURISDICTION OF INCORPORATION OR       (IRS EMPLOYER IDENTIFICATION NUMBER)
                 ORGANIZATION)

              1172 CASTRO STREET, MOUNTAIN VIEW, CALIFORNIA 94040
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES AND ZIP CODE)

                                 (650) 934-5200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $.001 PAR VALUE

                        PREFERRED SHARE PURCHASE RIGHTS

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 3, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $246,787,416 (based upon the closing sales price of such stock as reported by The Nasdaq Stock Market on such date). Shares of Common Stock held by each officer, director, and holder of 5 percent or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 3, 2000, the number of outstanding shares of the Registrant's Common Stock was 32,219,353.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference from the Registrant's proxy statement for the 2000 Annual Stockholders' Meeting (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  VIVUS, INC.

                             FISCAL 1999 FORM 10-K

                                     INDEX

                                                                         PAGE
                                                                         ----
                                   PART I

Item 1:    Business....................................................    3
Item 2:    Properties..................................................   18
Item 3:    Legal Proceedings...........................................   18
Item 4:    Submission of Matters to a Vote of Security Holders.........   19

                                   PART II

Item 5:    Market for Registrant's Common Equity and Related
           Stockholder Matters.........................................   20
Item 6:    Selected Financial Data.....................................   20
Item 7:    Management's Discussion and Analysis of Financial Conditions
           and Results of Operations...................................   21
Item 8:    Financial Statements and Supplementary Data.................   26
Item 9:    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................   46

                                  PART III

Item 10:   Executive Officers and Directors of the Registrant..........   46
Item 11:   Executive Compensation......................................   46
Item 12:   Security Ownership of Certain Beneficial Owners and
           Management..................................................   46
Item 13:   Certain Relationships and Related Transactions..............   46
Item 14:   Exhibits, Financial Statements Schedules and Reports on Form
           8-K.........................................................   46
Signatures.............................................................   50

     This Form 10-K contains "forward-looking" statements about future financial results, future products and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: future capital needs and uncertainty of additional financing (page 12); history of losses and limited operating history (pages 12 and 13); limited sales and marketing experience (page 10); dependence on third parties (pages 11 and 12); intense competition (page 11); dependence on key personnel (page 12); and other risk factors as stated (pages 10 through 18).

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

     VIVUS, Inc. ("VIVUS" or the "Company") is the developer and manufacturer of MUSE(R) (alprostadil) and ACTIS(R), two advancements in the treatment of men with erectile dysfunction ("ED"), also known as impotence. The Company's objective is to become a global leader in the development and commercialization of innovative therapies for the treatment of sexual dysfunction and urologic disorders in men and women. VIVUS has on-going research and development ("R&D") programs in male ED, female sexual dysfunction ("FSD"), male premature ejaculation ("PE"), and intends to pursue targeted technology acquisitions to expand its R&D pipeline. The Company intends to market and sell its products through distribution, co-promotion or license agreements with corporate partners. In December 1999, the company filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for ALIBRA(R), its second-generation male ED treatment.

VIVUS STRATEGY

     The Company's objective is to become a global leader in the development and commercialization of innovative therapies for the treatment of sexual dysfunction and other urologic disorders in men and women. The Company is pursuing this objective through the following strategies:

  Targeted Research and Development (R&D) Efforts

     The Company will exploit its expertise and patent portfolio by focusing its R&D activities on sexual dysfunction, premature ejaculation and other urologic disorders. In order to expand its R&D pipeline, the Company also intends to pursue targeted acquisitions of technologies that are well suited to its core expertise in drug development.

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

  Partnering Strategy

     VIVUS is seeking a marketing partner(s) for MUSE and ALIBRA in the United States, Europe, Japan and South America. The Company has entered into an international marketing agreement for its products with Janssen Pharmaceutica ("Janssen") that includes multiple Pacific Rim countries (excluding Japan), Canada, Mexico and South Africa.

1999 HIGHLIGHTS

  First Quarter 1999

     The Company achieved profitability for the second consecutive quarter after restructuring in the third quarter of 1998, earning $0.12 per share. Cash, cash equivalents and available-for-sale securities increased by $12 million from December 31, 1998, to $36 million.

     The Company was granted a new patent for the "Treatment of Female Sexual Dysfunction" by the U.S. Patent Office, providing broad patent protection for the commercialization of topical formulations of vasodilating agents and steroid hormones for the treatment of sexual dysfunction affecting women.

     The Company was granted a new patent for the "Method and Composition for Treating Erectile Dysfunction" by the U.S. Patent Office, providing broad patent protection for the commercialization of ALIBRA, its second-generation transurethral treatment for male ED.

     The Company appointed Richard Walliser as its Chief Financial Officer, and named Mario Rosati, a partner at Wilson, Sonsini, Goodrich & Rosati, and Mark Logan, Chairman, President and Chief Executive Officer of VISX, Inc. to the Company's Board of Directors.

     The Company announced that its abstract "Does Renewed Sexual Activity Increase Cardiac Morbidity? A Meta-Analysis of the Safety Profile with Transurethral Alprostadil (MUSE)" was selected by the XIVth Congress of the European Association of Urology for highlight during a press conference on April 10, 1999 in Stockholm, Sweden. The abstract was presented by co-author Gordon Williams, MD, Consultant Urologist at the Hammersmith Hospital, London.

     The Company received $4 million in milestone payments for the approval of MUSE marketing licenses in France and Germany.

  Second quarter 1999

     The Company achieved profitability for the third consecutive quarter after restructuring in 1998, earning $0.01 per share.

     The Company reached a settlement of the shareholder class action lawsuits. The settlement for $6 million was funded by insurance proceeds of $5.4 million and by the Company contributing 120,000 shares of common stock.

     Linda M. Dairiki Shortliffe, M.D., Professor at Stanford University School of Medicine and Chair of the Urology Department, was elected to the Company's Board of Directors at the annual meeting of stockholders.

     Tulane University School of Medicine reported data at the 94th annual meeting of the American Urologic Association confirming the safety and efficacy of MUSE for patients who were unsuccessful with Viagra(R) (sildenafil citrate) due to lack of efficacy or side effects of treatment.

     The Company established a limited U.S. sales organization targeting major accounts.

  Third Quarter 1999

     The Company achieved profitability for the fourth consecutive quarter after restructuring in 1998, earning $0.03 per share.

     The Company received a $2 million milestone payment for the MUSE marketing license approval in Spain.

     The Company terminated its license agreement with Albert Einstein College of Medicine of Yeshiva University for the development of gene therapy for the treatment of ED, a strategic decision based on the development risks involved and the amount of funding and time required to potentially bring a product to market.

  Fourth Quarter 1999

     The Company achieved profitability for the fifth consecutive quarter after restructuring in 1998, earning $0.43 per share. Cash, cash equivalents and available-for-sale securities at December 31, 1999 increased $16.5 million from December 31, 1998, while total liabilities decreased $5.1 million during the same period.

     The Company reached agreement with AstraZeneca regarding the financial obligations related to the return of marketing and distribution rights for MUSE in Europe, South America, Central America, Australia, and New Zealand. This resulted in the Company recording $20 million in revenue in the fourth quarter 1999.

     The Company filed an NDA for ALIBRA with the FDA.

     The Company initiated a proof-of-concept, Phase II clinical study for the evaluation of "on-demand" oral compounds for the treatment of premature ejaculation in men.

     The Company entered into a binding Memorandum of Understanding to further solidify its FSD intellectual property position through an exclusive agreement with AndroSolutions, Inc., a privately held biomedical corporation. Definitive agreements were executed in March 2000. The Company and AndroSolutions have jointly formed ASIVI, LLC, a Delaware limited liability corporation, into which VIVUS has contributed its issued U.S. FSD patent and European application and into which AndroSolutions has contributed its U.S. and European FSD patent applications. In turn, ASIVI has granted the Company exclusive global rights to develop and commercialize FSD technologies based on this intellectual property, in return for certain milestone payments and royalties on FSD products developed by VIVUS. The Company and AndroSolutions will each own 50% of ASIVI, LLC. The Company intends to account for their interest in ASIVI, LLC. through the equity method of accounting.

VIVUS' TRANSURETHRAL SYSTEM FOR ERECTION

     Administration. Administration of the transurethral system for erection is an easy and painless procedure. The end of the applicator is less than half the diameter of a man's urine stream and is inserted approximately three centimeters into the urethra. To use the transurethral system for erection, a patient urinates, shakes the penis to remove excess urine, inserts the transurethral system for erection into the urethra, releases the medication, and then massages the penis between the hands for 10 seconds to distribute the medication.

     The application process takes less than a minute. Once administered, the pharmacologic agent dissolves in the small amount of urine that remains in the urethra, is absorbed across the urethral mucosa, and is transferred via local vasculature to the tissues of the erectile bodies. When successful, an erection is produced within 15 minutes of administration and lasts approximately 30 - 60 minutes. Many patients experience transient penile pain and/or local aching after administration and during intercourse.

     Alprostadil is the first pharmacologic agent used in the transurethral system for erection. Alprostadil is the generic name for the synthetic version of prostaglandin E1, a naturally occurring vasodilator present throughout the body and at high levels in seminal fluid. There are four dosage strengths of alprostadil utilized in MUSE: 125 mcg, 250 mcg, 500 mcg, and 1000 mcg. It is recommended that patients initiating therapy with MUSE be titrated to the lowest effective dose under the supervision of a physician.

     The Company's second transurethral product for the treatment of ED, ALIBRA utilizes a low 125 mcg dose of alprostadil administered in combination with 500 mcg of prazosin hydrochloride. Because alprostadil and prazosin effect vasodilation by complimentary mechanisms, this low-dose combination product appears to have efficacy similar to higher doses of single-agent alprostadil and adequate safety for use as an initial starting dose. Since it is not necessary for patients to titrate among multiple doses, ALIBRA may provide patients with the advantage of initiating therapy at home, as opposed to titrating in the physician's office.

ADVANTAGES OF TRANSURETHRAL THERAPY

     The Company's transurethral system for erection is designed to overcome the limitations of other available therapies through its unique product attributes that include:

     Safety. The Company's transurethral system for erection is a safe local treatment for patients. Because therapeutic levels of drug are delivered locally to the erectile tissues with minimal systemic drug exposure, the opportunity for systemic drug-drug and drug-disease interactions is minimized. Transurethral therapy, therefore, offers an alternative to oral treatments that are delivered to the erectile tissues via the systemic circulation and may be more susceptible to these types of interactions.

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

CURRENT THERAPIES

     In addition to MUSE, the primary physiological therapies currently utilized for the treatment of ED are:

     Oral Medications. In 1998, Pfizer Inc. received clearance from the FDA to market its oral treatment for ED, sildenafil. Commercial introduction of this new competitive product has adversely affected the Company's business, financial condition and results of operations. Yohimbine is another oral medication currently prescribed in the United States for the treatment of ED. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of ED. See "Risk Factors -- Intense Competition" on page 10.

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

SALES AND MARKETING

     The Company intends to market and sell its products worldwide through distribution, co-promotion or license agreements with corporate partners. The Company has entered into a marketing agreement with Janssen for certain international markets. The Company is currently seeking a pharmaceutical partner(s) to market, distribute and sell its products in Europe, Japan, South America and the United States.

  Domestic

     The Company supports MUSE sales in the United States with a small focused sales team calling on targeted physicians. VIVUS also participates in national urologic and sexual dysfunction forums and conferences such as the American Urologic Association annual meeting and the International Society for Impotence Research. In addition, the Company supports ongoing research and clinical investigation of MUSE and the publication of data in peer-reviewed journals.

  International

     The Company signed an international marketing agreement with Janssen in January 1997, a subsidiary of Johnson & Johnson. Janssen purchases the Company's products for resale in multiple Pacific Rim countries (excluding Japan), Canada, Mexico and South Africa. In October 1997, the Company signed an agreement that expanded Janssen's territories to include the Middle East, Russia, the Indian sub-continent, and Africa. To date, Janssen has launched MUSE in several countries, including Canada, South Korea and Mexico.

     The Company entered into an international marketing agreement with ASTRA AB (now "Astra-Zeneca") in May 1996 to purchase the Company's products for resale in Europe, South America, Central America, Australia and New Zealand. In October 1999, the marketing and distribution rights in these countries were returned to the Company by AstraZeneca. AstraZeneca will continue to support MUSE in countries where they have launched MUSE during a transition period. The Company is currently evaluating alternative strategic options regarding distribution of its products in these countries.

     As of March 2000, approved/licensed countries include:

                                    APPROVAL
            COUNTRY                   DATE
            -------                 --------
USA                                  Nov-96
Argentina                            Nov-97
Australia                            Dec-98
Austria (EU)                         Mar-99
Bahrain                              Sep-98
Belgium (EU)                         May-99
Brazil                               Jan-98
Canada                               Aug-98
Chile                                Dec-98
Columbia                             Feb-99
Cyprus                               Nov-98
Czech Republic                       Dec-99
Denmark (EU)                         Dec-98
Finland (EU)                         Dec-98
France (EU)                          Mar-99
Germany (EU)                         Feb-99
Greece (EU)                          Apr-99
Hong Kong                            Jul-98

                                    APPROVAL
            COUNTRY                   DATE
            -------                 --------
Iceland                              Oct-99
Ireland (EU)                         Feb-99
Israel                               Oct-99
Italy (EU)                           Oct-99
Jamaica                              Nov-98
Kazachstan                           Aug-99
Kuwait                               Jan-99
Lithuania                            Dec-98
Luxembourg (EU)                      Dec-98
Macau                                Sep-98
Malaysia                             May-99
Malta                                Jun-98
Mexico                               May-98
Netherlands (EU)                     Feb-99
New Zealand                          Jul-98
Norway                               Dec-98
Philippines                          Jun-98
Portugal (EU)                        Feb-99

                                    APPROVAL
            COUNTRY                   DATE
            -------                 --------
Russia                               Feb-99
Singapore                            Jul-98
South Africa                         Jun-98
South Korea                          Jan-98
Spain (EU)                           Aug-99
Sweden (EU)                          Apr-98

                                    APPROVAL
            COUNTRY                   DATE
            -------                 --------
Switzerland                          Feb-98
Thailand                             May-98
Trinidad                             Nov-98
UK (EU)                              Nov-97
United Arab Emirates                 Jun-98
Uruguay                              Mar-99

RESEARCH & DEVELOPMENT

     VIVUS' objective is to become a global leader in the development and commercialization of innovative therapies for the treatment of sexual dysfunction and other urologic disorders in men and women. To this end, the Company utilizes its expertise and patent portfolio by focusing its R&D activities on male and female sexual dysfunction, premature ejaculation, and other urologic disorders. The Company also investigates novel patentable uses of pharmacologic agents for which significant safety data already exists. The Company believes that such agents present a lower development risk profile and may progress more rapidly through the clinical development and regulatory process than agents without pre-existing data.

DEVELOPMENT PROJECTS CURRENTLY INCLUDE:

    DEVELOPMENT AREA              PRODUCT/TECHNOLOGY           STATUS
    ----------------              ------------------           ------
Male Erectile Dysfunction  ALIBRA(R) (Alprostadil and         NDA filed
                           Prazosin)
Male Erectile Dysfunction  Third-generation male ED           Preclinical
                           treatment
Female Sexual Dysfunction  ALISTA(TM) Topical Application of  Preclinical
                           Vasodilator
Male Premature             On-Demand Oral Compound            Preclinical
  Ejaculation

     The Company will continue to assess the feasibility and relevance of these and other R&D projects, as determined by the Company's management and Board of Directors.

CLINICAL STUDIES

     In 1999, the Company completed a 19-site confirmatory Phase III study of ALIBRA for the treatment of men with ED. This study demonstrated that ALIBRA enabled patients to achieve erections sufficient for successful sexual intercourse significantly more often than did placebo, and it was well tolerated. In this study, ALIBRA demonstrated significant efficacy regardless of patient age, primary etiology of ED, or duration of the complaint. Additionally, the majority of patients treated had ED that was classified as "severe" by baseline scores on the Erectile Function domain of the International Index of Erectile Function Questionnaire. During 1999, the Company also performed an interim analysis on an ongoing long-term (1-year) evaluation of ALIBRA and initiated and completed a pharmacokinetic study evaluating the commercial formulation of ALIBRA. These studies enabled the filing of an NDA for ALIBRA during the fourth quarter of 1999.

     During the fourth quarter of 1999, the Company initiated a proof of concept trial in patients with premature ejaculation to evaluate the feasibility of on-demand dosing with several classes of agents for the treatment of this disorder. The Company hopes that this study provides data that will allow the Company to make strategic decisions on various options for the further development of its intellectual property for this indication.

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

     The Company relies on a single injection molding company, The Kipp Group ("Kipp"), for its supply of plastic applicator components. In turn, Kipp obtains its supply of resin, a key ingredient of the applicator, from a single source, Huntsman Corporation. The Company also relies on a single source, E-Beam Services, Inc. ("E-Beam"), for sterilization of its product. There can be no assurance that the Company will be able to identify and qualify additional sources of plastic components and an additional sterilization facility. See "Risk Factors -- Dependence on Single Source of Supply" on page 11.

GOVERNMENT REGULATION

     The Company's research, pre-clinical development, clinical trials, manufacturing and marketing of its products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Clinical trials, manufacturing and marketing of the Company's products will be subject to the rigorous testing and approval processes of the FDA and equivalent foreign regulatory agencies. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. In November 1996, the Company received final marketing clearance from the FDA for MUSE. In November 1997, the Company obtained regulatory marketing clearance by the MCA to market MUSE in the United Kingdom. MUSE has also been approved in 48 countries around the globe. After regulatory approval is obtained, the Company's products are subject to continual review. In December 1999, the Company submitted an NDA for its second-generation product ALIBRA to the FDA. The approval process could take as long as 12 months for the FDA to review. See "Risk Factors -- Government Regulation and Uncertainty of Product Approvals" on pages 14 and 15.

     In 1998, the Company leased 90,000 square feet of manufacturing space in Lakewood, New Jersey in which it has constructed manufacturing and testing facilities for the production of MUSE. The FDA and MCA authorized the Company to begin commercial production and shipment of MUSE from its new facility in June and March 1998, respectively.

EMPLOYEES

     As of March 3, 2000, the Company employed 140 persons. Of these employees, 101 are located at the manufacturing facility in Lakewood, New Jersey; and 39 are located at the Company's corporate headquarters in Mountain View, CA and other U.S. and international locations. None of the Company's current employees are represented by a labor union or are the subject of a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

     This Form 10-K contains "forward-looking" statements about future financial results, future products and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: future capital needs and uncertainty of additional financing (page 12); history of losses and limited operating history (pages 12 and 13); limited sales and marketing experience (page 10); dependence on third parties (pages 11 and 12); intense competition (page 11); dependence on key personnel (page 12); and other risk factors as stated (pages 10 through 18).

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

     The Company entered into an international marketing agreement with Janssen to purchase the Company's products for resale in multiple Pacific Rim countries (excluding Japan), Canada, Mexico, South Africa, the Middle East, Russia, the Indian sub-continent, and Africa. The marketing agreement does not have minimum purchase commitments and the Company is dependent on Janssen's efforts to distribute and sell the Company's products effectively in the above-mentioned markets. Janssen may take up to twelve months to introduce a product in a given country following regulatory approval in such country. There can be no assurance that such efforts will be successful or that Janssen will continue to support the product.

     The Company entered into an international marketing agreement with ASTRA AB (now "AstraZeneca") to purchase the Company's products for resale in Europe, South America, Central America, Australia and New Zealand. In October 1999, the marketing and distribution rights in these countries were returned to the Company by AstraZeneca. The Company is currently evaluating alternative strategic options regarding distribution of its products in these countries. There can be no assurance that the Company's options are viable, or that the Company will be able to successfully implement those options.

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

DEPENDENCE ON SINGLE SOURCE OF SUPPLY

     The Company relies on a single source, E-Beam Services, Inc., for sterilization of its product. There can be no assurance that the Company will be able to identify and qualify additional sterilization sources. The Company is required to receive FDA approval for suppliers. The FDA may require additional clinical studies or other testing prior to accepting a new supplier. Until the Company secures and qualifies additional sources of sterilization facilities, it is entirely dependent on E-Beam. If interruption in this service were to occur for any reason, including a decision by E-Beam to discontinue service, political unrest, labor disputes or a failure of E-Beam to follow regulatory guidelines, the development and commercial marketing of MUSE and other potential products could be delayed or prevented. An interruption in sterilization services would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In December 1999, the Company submitted an NDA for ALIBRA to the FDA. The FDA may take up to 12 months to review the Company's submission, and may (1) ask the Company to provide more data; (2) ask the Company to perform additional clinical trials; or (3) not give the Company the approval. Even if ALIBRA is approved, there can be no assurances that there will be a market for this transurethral system to treat ED.

DEPENDENCE ON THIRD PARTIES

     In 1996, the Company entered into a distribution agreement with CORD Logistics, Inc. ("CORD"), a wholly owned subsidiary of Cardinal Health, Inc. Under this agreement, CORD warehouses the Company's finished goods for U.S. distribution, takes customer orders; picks, packs and ships its product; invoices customers, and collects related receivables. As a result of this distribution agreement with CORD, the Company is heavily dependent on CORD's efforts to fulfill orders and warehouse its products effectively in the U.S. There can be no assurance that such efforts will be successful.

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

     In 1996, the Company entered into an agreement with WRB Communications ("WRB") to handle patient and healthcare professional hotlines for the Company. WRB maintains a staff of healthcare professionals to handle questions and inquires about MUSE and ACTIS. These calls may include complaints about the Company's product due to efficacy or quality, as well as reporting of adverse events. As a result of this agreement, the Company is dependent on WRB to effectively handle these hotline calls. There can be no assurance that such effort will be successful.

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

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

     The Company anticipates that its existing capital resources combined with anticipated future revenues may not be sufficient to support the commercial introduction of any additional future products. The Company is currently seeking other sources of financing, which may include joint venture, co-development, or licensing agreement to support the development of its R&D pipeline.

     The Company expects that it will be required to issue additional equity or debt securities or use other financing sources including, but not limited to, corporate alliances to fund the development and possible commercial launch of its future products. The sale of additional equity securities would result in additional dilution to the Company's stockholders. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) results of operations; (ii) demand for MUSE; (iii) the activities of competitors; (iv) the progress of the Company's research and development programs; (v) the timing and results of pre-clinical testing and clinical trials; (vi) technological advances; and (vii) the level of resources that the Company devotes to sales and marketing capabilities.

HISTORY OF LOSSES AND LIMITED OPERATING HISTORY

     The Company has generated a cumulative net loss of $91.0 million for the period from its inception through December 31, 1999. In order to sustain profitable operations, the Company must successfully manufacture and market MUSE and keep its expenditures in line with lower product revenues. The Company is subject to a number of risks including its ability to successfully market, distribute and sell its product, intense competition, and its reliance on a single therapeutic approach to erectile dysfunction and its ability to secure additional operating capital. There can be no assurance that the Company will be able to continue to achieve profitability on a sustained basis. Accordingly, there can be no assurance of the Company's future success.

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

     In September 1998, the Company significantly scaled back its manufacturing operations as a result of lower demand domestically and internationally for MUSE. Current production is significantly below capacity for the plant, resulting in a higher unit cost, and the Company expects that the gross margin from the sale of MUSE will be less predictable in future periods, which may cause greater volatility in the Company's results of operations and financial condition.

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

     The existence of side effects or dissatisfaction with product results may impact a patient's decision to use or continue to use or a physician's decision to recommend MUSE as a therapy for the treatment of ED, thereby affecting the commercial viability of MUSE.

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

GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS

     The Company's research, pre-clinical development, clinical studies, manufacturing and marketing of its products are subject to extensive regulation, rigorous testing and approval processes of the Food and Drug Administration ("FDA") and equivalent foreign regulatory agencies. The Company's product MUSE has received marketing clearance in 48 countries to date.

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

     In connection with routine inspection of the Company's New Jersey manufacturing facility at 745 Airport Road, the FDA issued to the Company an FDA Form 483 containing two observations. The observations identified specific areas where the FDA viewed the Company's operations not to be in explicit compliance with Current Good Manufacturing Practices ("cGMP") requirements. A detailed response to the observations was submitted to the FDA on November 24, 1999.

     Failure to maintain satisfactory cGMP compliance would have a material adverse effect on the Company's ability to continue to market and distribute its products and, in the most serious cases, could result in the issuance of additional Warning Letters, seizure or recall of products, civil fines or closure of the Company's manufacturing facility until such cGMP compliance is achieved.

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

     The Company is the sole assignee of three United States patents, one divisional patent application and two continuation applications all deriving from patent applications originally filed by Alza, covering inventions of Dr. Virgil Place made while he was an employee of Alza. The patents and patent applications are directed to dosage forms for administering a therapeutic agent to the urethra, methods for treating erectile dysfunction and specific drug formulations that can be delivered transurethrally for the treatment of erectile dysfunction. The divisional and continuation applications were filed in the United States on June 7, 1995. All patents issuing on applications filed before June 8, 1995 will automatically have a term that is the greater of twenty years from the patent's effective filing date or seventeen years from the date of patent grant. Foreign patents have been granted in Australia, Europe (including Austria, Belgium, Denmark, Finland, France, Germany, Great Britain, Greece, Ireland, Italy, Luxembourg, Norway, the Netherlands, Portugal, Spain, Sweden and Switzerland), New Zealand, South Africa and South Korea, and foreign applications are pending in Canada, Finland, Ireland, Mexico, and Japan.

     The Company's license and assignment agreements for these patents and patent applications are royalty bearing and do not expire until the licensed patents expire. These license and assignment agreements provide that the Company may assume responsibility for the maintenance and prosecution of the patents and bring infringement actions.

     In addition to the Voss, Kock, and Place patents and applications identified above, the Company has twelve issued United States patents, nine pending United States patent applications, three Patent Cooperation Treaty ("PCT") applications, two granted foreign patents, and seven pending foreign patent applications. Several of these patents and applications further address the prevention, treatment and diagnosis of ED, while others are directed to prevention and/or treatment of other types of sexual dysfunction, including premature ejaculation in men, and female sexual dysfunction. One of the Company's issued patents covers the Company's ACTIS(R) venous flow control device. Other issued patents and pending patent applications focus on prevention and/or treatment of conditions other than sexual dysfunction, including vascular disorders such as peripheral vascular disease ("PVD"), hormone replacement therapy, and contraception.

     The Company has recently entered into an agreement with AndroSolutions, Inc., a privately held biomedical corporation based in Knoxville, Tennessee, that owns patents and applications complementary to the Company's patents and applications directed to the treatment of FSD. Both the Company and AndroSolutions have contributed their FSD patents and applications into a jointly formed limited liability company, ASIVI, LLC, which exclusively licenses to VIVUS worldwide rights to the common patents and applications, and will work to further develop FSD products of interest to the Company.

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

     In addition to its patent portfolio, the Company also relies on trade secrets and other unpatented proprietary technology. No assurance can be given that the Company can meaningfully protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products and processes or otherwise gain access to the Company's proprietary technology. The Company seeks to protect its trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurance that the agreements will not be breached or that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. In addition, protracted and costly litigation may be necessary to enforce and determine the scope and validity of the Company's proprietary rights.

UNCERTAINTY OF PHARMACEUTICAL PRICING AND REIMBURSEMENT

     In the U.S. and elsewhere, sales of pharmaceutical products are dependent, in part, on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. With the introduction of sildenafil, third party payors have begun to restrict or eliminate reimbursement for erectile dysfunction treatments. While a large percent of prescriptions in the U.S. for MUSE have been reimbursed by third party payors since its commercial launch in January 1997, there can be no assurance that the Company's products will be considered cost effective and that reimbursement to the consumer will continue to be available or sufficient to allow the Company to sell its products on a competitive basis.

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

PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE

     The commercial launch of MUSE exposes the Company to a significant risk of product liability claims due to its availability to a large population of patients. In addition, pharmaceutical products are subject to heightened risk for product liability claims due to inherent side effects. The Company details potential side effects in the patient package insert and the physician package insert, both of which are distributed with MUSE, and the Company maintains product liability insurance coverage. However, the Company's product liability coverage is limited and may not be adequate to cover potential product liability exposure. Product liability insurance is expensive, difficult to maintain, and current or increased coverage may not be available on acceptable terms, if at all. Product liability claims brought against the Company in excess of its insurance coverage, if any, could have a material adverse effect upon the Company's business, financial condition and results of operations.

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

     In January 2000, the Company leased 14,237 square feet of space in Mountain View, California, which serves as the principal site for administration, clinical trial management, regulatory affairs and monitoring of product production and quality control, as well as its research and development. The Company's lease covering premises consisting of 6,000 square feet of space in a different building in Mountain View, California expired in January 2000.

ITEM 3. LEGAL PROCEEDINGS

     On October 5, 1998, the Company was named in a civil action filed in the Superior Court of New Jersey. This complaint seeks specific performance and other relief in connection with the Company's leased manufacturing facilities, located in Lakewood, New Jersey. The Company's lease agreement requires that the Company provide a removal security deposit in the form of cash or a letter of credit. The Company and lessor ("plaintiff") have reached a tentative agreement whereby the Company will provide an irrevocable standby letter of credit in the amount of $3.3 million for such security deposit.

     On February 18, 1998, a purported shareholder class action entitled Crain et al. v. VIVUS, Inc. et al. was filed in Superior Court of the State of California for the County of San Mateo. Five identical complaints were subsequently filed in the same court. These complaints were filed on behalf of a purported class of persons who purchased stock between May 15, 1997 and December 9, 1997. The complaints alleged that the Company and certain current and former officers or directors artificially inflated the Company's stock price by issuing false and misleading statements concerning the Company's prospects and issuing false financial statements. On March 16, 1998, a purported shareholder class action entitled Cramblit et al. v. VIVUS Inc. et al. was filed in the United States District Court for the Northern District of California. Five additional complaints were subsequently filed in the same court. The federal complaints were filed on behalf of a purported class of persons who purchased stock between May 2, 1997 and December 9, 1997. The federal complaints asserted the same factual allegations as the state court complaints, but asserted legal claims under the Federal Securities Laws. The federal court cases were consolidated, and a lead plaintiff was appointed and the plaintiff filed a consolidated and amended complaint in 1998.

     On May 4, 1999 the Company reached a settlement with plaintiffs of the shareholder class action lawsuits described above. The aggregate settlement amount is $6 million. The settlement is funded by insurance proceeds of $5.4 million and by the Company contributing 120,000 shares of VIVUS Common Stock to the settlement fund.

     On November 3, 1999, VIVUS International Limited ("VINTL") filed a demand for arbitration against Janssen Pharmaceutica International ("Janssen") with the American Arbitration Association pursuant to the terms of the Distribution Agreement entered into between VINTL and Janssen on January 22, 1997. VINTL seeks compensation for inventory manufactured by VINTL in 1998 in reliance on contractual forecasts and orders submitted by Janssen. VINTL also seeks compensation for forecasts and order shortfalls attributed to Janssen in 1998, pursuant to the terms of the Distribution Agreement. VINTL seeks an award of $3.9 million plus costs and interest. On December 3, 1999, Janssen submitted its response to VINTL's arbitration demand denying liability. On January 3, 2000, each party designated an independent arbitrator. The designated arbitrators will select a third neutral arbitrator. An arbitration hearing is expected to occur in the second quarter of 2000.

     During the first quarter of 2000, the Company reached agreement with Oxford Asymmetry International, plc. ("Oxford") to terminate a long-term supply agreement for prostaglandin E(1)("alprostadil") that was executed on August 29, 1997, following the receipt of a notice of demand for arbitration from Oxford. As a part of this agreement, the Company paid $500 thousand for a non-exclusive license to use analytical and stability data related to alprostadil that was provided by Oxford to the Company. The payment to Oxford will not impact the Company's earnings, as this amount was fully reserved for by the Company as part of its 1998 restructuring.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock trades publicly on the Nasdaq Stock Market under the symbol "VVUS." The following table sets forth for the periods indicated the quarterly high and low closing sales prices of the Common Stock on the Nasdaq Stock Market.

                                                         THREE MONTHS ENDED
                                         --------------------------------------------------
                                         MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                         --------    -------    ------------    -----------
1999
  High.................................   $ 4.81     $ 5.31        $ 4.72          $5.69
  Low..................................     2.06       2.63          2.88           2.00
1998
  High.................................   $15.50     $14.25        $10.25          $4.00
  Low..................................     9.63       5.81          2.06           2.19

     As of March 3, 2000, there were no outstanding shares of Preferred Stock and 746 holders of record of 32,219,353 shares of outstanding Common Stock. The Company has not paid any dividends since its inception and does not intend to pay any dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
               (IN THOUSANDS, EXCEPT PER SHARE AND EMPLOYEE DATA)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         QUARTER ENDED,
                                       ---------------------------------------------------
                                       MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                       --------    --------    ------------    -----------
1999
  Net income.........................  $ 3,792     $    292      $    897        $13,820
  Net income per diluted share.......  $  0.12     $   0.01      $   0.03        $  0.43
1998
  Net income (loss)..................  $(2,389)    $(24,179)     $(54,725)       $ 1,040
  Net income (loss) per diluted
     share...........................  $ (0.07)    $  (0.76)     $  (1.72)       $  0.03

SELECTED ANNUAL FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                               1999       1998        1997       1996       1995
                                             --------   ---------   --------   --------   --------
Income Statement Data:
Product revenue -- U.S. ...................  $ 21,168   $  39,041   $128,320   $     --   $     --
Product revenue -- International...........    19,996      32,658      1,017         --         --
Milestone Revenue..........................     8,000       3,000      9,000     20,000         --
Other Revenue..............................     3,142          --         --         --         --
Returns....................................    (9,118)         --         --         --         --
                                             --------   ---------   --------   --------   --------
          Total revenue....................    43,188      74,699    138,337     20,000         --
  Gross margin.............................    30,819      19,083    100,049     20,000         --
Operating expenses:
  Research and development.................     7,884      16,178     12,123     28,279     21,313
  Selling, general and administrative......     6,332      40,477     47,931     11,733      4,389
  Write-offs and other charges.............    (1,193)     44,653      5,050         --         --
                                             --------   ---------   --------   --------   --------
          Total operating expenses.........    13,023     101,308     65,104     40,012     25,702
                                             --------   ---------   --------   --------   --------
Income (loss) from operations..............    17,796     (82,225)    34,945    (20,012)   (25,702)
Interest and other income..................     1,994       1,972      4,856      3,485      2,891
                                             --------   ---------   --------   --------   --------
     Income (loss) before taxes............    19,790     (80,253)    39,801    (16,527)   (22,811)
                                             --------   ---------   --------   --------   --------
     Net income (loss).....................  $ 18,801   $ (80,253)  $ 36,617   $(16,527)  $(22,811)
                                             ========   =========   ========   ========   ========
  Net income (loss) per diluted share......  $   0.58   $   (2.52)  $   1.03   $  (0.55)  $  (0.85)
  Shares used in per share computation.....    32,507      31,876     35,559     29,833     26,914
Financial position at year end:
  Working capital..........................  $ 26,616   $  10,324   $ 54,888   $ 60,388   $ 19,878
  Total assets.............................  $ 68,760   $  54,108   $150,669   $ 96,532   $ 44,049
  Accumulated deficit......................  $(90,989)  $(109,790)  $(29,537)  $(66,154)  $(49,627)
  Stockholders' equity.....................  $ 41,496   $  21,677   $123,930   $ 89,780   $ 41,181
Additional information:
  Common shares outstanding................    32,211      31,890     33,168     32,454     26,952
  Number of employees......................       134         101        215         95         38

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In the Management Discussion and Analysis section of the 10-K we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page 26.

     VIVUS, Inc. ("VIVUS" or the "Company") is the developer and manufacturer of MUSE(R) (alprostadil) and ACTIS(R), two advancements in the treatment of men with erectile dysfunction ("ED"), also known as impotence. The Company's objective is to become a global leader in the development and commercialization of innovative therapies for the treatment of sexual dysfunction and urologic disorders in men and women. VIVUS has ongoing research and development ("R&D") programs in male ED, female sexual dysfunction ("FSD"), and male premature ejaculation ("PE"), and intends to pursue targeted technology acquisitions to expand its R&D pipeline. The Company intends to market and sell its products through distribution, co-promotion or license agreements with corporate partners. In December 1999, the company filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for ALIBRA(R), its second-generation male ED treatment.

     In November 1996, the Company obtained marketing clearance by the FDA to manufacture and market its first product, MUSE, and commercially introduced MUSE in the United States beginning in January 1997. The launch of MUSE went on to become one of the top 25 most successful drug launches in the U.S., and the Company recorded a net profit of $36.6 million and product revenue of $129.3 million for the year ended December 31, 1997.

     During 1998, the Company experienced a significant decline in market demand for MUSE as the result of the introduction of a competitor's product in April 1998. During the second and third quarters of 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. As a result, the Company recorded a net loss of $80.3 million for the year ended December 31, 1998.

     In 1999, the Company focused its efforts on building a solid foundation for future growth. The Company achieved profitable quarters throughout 1999 and recorded net income of $18.8 million for the year. We successfully completed our ALIBRA Phase III clinical trials and filed an NDA in the fourth quarter with the FDA. We completed enrollment of our premature ejaculation Phase II proof-of-concept study, and we have strengthened our financial position, increasing our cash position from $24 million at December 31, 1998 to $40 million at December 31, 1999, while decreasing total liabilities by $5 million during the same period.

     The Company supports MUSE sales in the U.S. through physician and patient information/help lines, sales support for major accounts, product education newsletters and participation in national urologic and sexual dysfunction forums and conferences, such as the American Urological Association annual and regional meetings and the International Society for Impotence Research. In addition, the Company supports ongoing research and clinical investigation of MUSE and the publication of data in peer-reviewed journals. Internationally, the Company has entered into a licensing and distribution agreement with Janssen Pharmaceutical ("Janssen") for certain international markets, including multiple Pacific Rim countries (excluding Japan), Canada, Mexico, South Africa and Australia. The Company is seeking a partner(s) to market and sell its products through distribution, co-promotion or license agreements in the United States, Europe, Japan and South America.

1999 HIGHLIGHTS

     The Company was granted a new patent for the "Treatment of Female Sexual Dysfunction" by the U.S. Patent Office, providing broad patent protection for the commercialization of topical formulations of vasodilating agents and steroid hormones for the treatment of sexual dysfunction affecting women. The Company entered into a binding Memorandum of Understanding to further solidify its FSD intellectual property position through an exclusive agreement with AndroSolutions, Inc., a privately held biomedical corporation. Definitive agreements were executed in March 2000. The Company and AndroSolutions have jointly formed ASIVI, LLC, a Delaware limited liability corporation, into which VIVUS contributed its issued U.S. FSD patent and European application and into which AndroSolutions has contributed its U.S. and European FSD patent applications. In turn, ASIVI has granted the Company exclusive global rights to develop and commercialize FSD technologies based on this intellectual property, in return for certain milestone payments and royalties on FSD products developed by VIVUS. The Company and AndroSolutions will each own 50% of ASIVI, LLC. The Company intends to account for their interest in ASIVI, LLC. through the equity method of accounting. The Company began development for its product for the treatment of FSD, ALISTA(TM) and expects to enter clinical testing during year 2000.

     The Company was granted a new patent for the "Method and Composition for Treating Erectile Dysfunction" by the U.S. Patent Office, providing broad patent protection for the commercialization of ALIBRA, its second-generation transurethral treatment for male ED. The Company filed an NDA for ALIBRA with the FDA in the fourth quarter of 1999.

     The Company initiated a proof-of-concept, Phase II clinical study for the evaluation of "on-demand" oral compounds for the treatment of premature ejaculation in men.

     The Company received $8 million in milestone payments for the approval of MUSE marketing licenses in France, Germany, Spain and Italy.

     The Company reached a settlement of the shareholder class action lawsuits. The settlement for $6 million was funded by insurance proceeds of $5.4 million and by the Company contributing 120,000 shares of common stock.

     The Company terminated its license agreement with Albert Einstein College of Medicine of Yeshiva University for the development of gene therapy for the treatment of ED, a strategic decision based on the development risks involved and the amount of funding and time required to potentially bring a product to market.

     The marketing and distribution rights in Europe, Australia, New Zealand, Central and South America were returned to the Company by AstraZeneca. This resulted in the Company recording $20 million in revenue in the fourth quarter of 1999, consisting of $14.9 million in product revenue associated with shipments that occurred throughout 1998 and 1999, $2 million in milestone revenue associated with marketing clearance in Italy, and $3.1 million in other revenue.

RESULTS OF OPERATIONS

  Years Ended December 31, 1999 and 1998

     Product revenues for year ended December 31, 1999 were $21.2 million in the U.S. and $20.0 million internationally, compared to $39.0 million in the U.S. and $32.7 internationally for the same period in 1998. The significant decline in U.S. product revenue is due to lower demand for the Company's product MUSE, which resulted from the launch of sildenafil, a competitive oral treatment for erectile dysfunction. Internationally, revenues decreased to $20.0 million in 1999, compared to $32.7 million in 1998. The revenue decrease from 1998 is mainly attributable to reduced orders from both AstraZeneca and Janssen.

     For the year ended December 31, 1999, the Company recorded $8 million in milestone revenue from AstraZeneca related to regulatory approvals of MUSE in France, Germany, Italy and Spain. For the year ended December 31, 1998, the Company recorded $3 million milestone revenue from Janssen related to regulatory approvals of MUSE in South Korea and Canada.

     Total revenue in 1999 also includes $3.1 million in other revenue associated with the return of marketing and distribution rights for MUSE from AstraZeneca. Additionally the Company recorded a $9.1 million charge for the actual and anticipated return of expired product in the U.S. These returns are primarily the result of shipments made during the fourth quarter of 1997 and first quarter of 1998. Demand for MUSE declined following the launch of a competitive product in April 1998, resulting in excess inventories of wholesalers and retailers.

     Cost of goods sold for the year ended December 31, 1999 were $12.4 million, compared to $55.6 million for the same period in 1998. The decrease was primarily a result of lower unit shipments in 1999. In addition, an inventory valuation reserve of $16.0 million was recorded in 1998 as part of the Company's restructuring of its operations.

     Research and development (R&D) expenses for the year ended December 31, 1999 were $7.9 million, compared to $16.2 million in the year ended December 31, 1998. Lower spending in 1999 was primarily a result of the Company's effort to bring overall cost levels in line with the Company's projected current and projected revenues. Higher spending in 1998 was mainly associated with a significantly larger R&D organization.

     Selling, general and administrative expenses for the year ended December 31, 1999 were $6.3 million, compared to $40.5 million in the year ended December 31, 1998. The lower expenses in 1999 were primarily a result of the Company's effort to bring overall cost levels in line with the Company's projected future demand for MUSE. Included in selling, general and administration expenses for 1998 were significant expenses for a direct-to-consumer advertising campaign as well as a direct sales force, which are not included in 1999.

     Operating expenses for the year ended December 31, 1999 include a non-cash charge of $600,000 for the issuance of 120,000 share of common stock toward the settlement of shareholders class action lawsuits. In addition, the Company reclassified $1.8 million from other restructuring costs during the fourth quarter to allowance for product returns during earlier quarters. (SEE NOTE 6 on page 38). Operating expenses for the year ended December 31, 1998 include a restructuring charge of $12.5 million, primarily associated with the sales force and other personnel reductions; and a $32.2 million write-down of property and equipment. The write-down was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 121 and represents the excess of the carrying values of property and equipment over the projected future discounted cash flows for the Company.

     The Company recorded a tax provision of five percent of net income before taxes for 1999. The effective tax rate calculation includes the effect of NOLs carried forward from prior periods. The tax rate would have been substantially higher if the NOLs were not available to offset current income. The Company had no tax provision for 1998 as a result of the loss recorded for this year.

  Years Ended December 31, 1998 and 1997

     During fiscal 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure of the business in line with current revenue projections. These steps included significant reductions in headcount in all departments, as well as the closing of VIVUS' contract manufacturing site located within PACO Pharmaceutical Services, Inc., and the consolidation of employees at the Company's corporate headquarters into a smaller space within its current building. As a result, the Company recorded $60.7 million of costs and write-downs during fiscal 1998.

     Product revenues for year ended December 31, 1998 were $39.0 million in the U.S. and $32.7 million internationally, compared to $128.3 million in the U.S. and $1.0 million internationally for the same period in 1997. The significant decline in U.S. product revenue is due to lower demand for the Company's product MUSE, which resulted from the U.S. launch of sildenafil, a competitive oral treatment for erectile dysfunction. Underlying demand for MUSE domestically, as measured by retail prescriptions, declined approximately 80% following the commercial launch of sildenafil in April 1998. Internationally, revenues increased to $32.7 million in 1998 as Janssen and AstraZeneca were preparing to launch MUSE in various countries.

     For the year ended December 31, 1998, the Company recorded $3 million milestone revenue from Janssen related to regulatory approvals of MUSE in South Korea and Canada. For the year ended December 31, 1997, the Company recorded $7 million milestone revenue; $5 million from Janssen for signing the initial and expanded distribution agreements and $2 million from AstraZeneca for regulatory approval in the United Kingdom.

     Cost of goods sold for the year ended December 31, 1998 were $55.6 million, compared to $38.3 million for the same period in 1997. The increase was primarily a result of an inventory valuation reserve of $16.0 million, primarily related to excess raw materials and future inventory purchase commitments for raw materials in excess of anticipated future demand recorded as a part of the Company's restructuring in the third quarter of 1998.

     Research and development (R&D) expenses for the year ended December 31, 1998 were $16.2 million, compared to $12.1 million in the year ended December 31, 1997. The increase was mainly due to increased spending associated with new product development.

     Selling, general and administrative expenses for the year ended December 31, 1998 were $40.5 million, compared to $47.9 million in the year ended December 31, 1997. The decrease was primarily the result of lower marketing and advertising expenses in addition to personnel reductions in administration, sales and marketing. During 1998, the Company discontinued its direct-to-consumer-advertising, terminated its sales force services agreement with Innovex, and agreed to facilitate the transition of its direct sales force to Alza Corporation. The Company also announced its decision to seek a major pharmaceutical partner to market, distribute and sell MUSE in the U.S. and its comprehensive effort to reduce expenses.

     Interest and other income for the year ended December 31, 1998 was $2.0 million, compared with $4.9 million for the same period in 1997. The decrease was primarily the result of lower average invested cash balances.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed operations primarily from the sale of preferred and common stock. Through December 31, 1999, VIVUS has raised $153.8 million from financing activities and has an accumulated deficit of $91.0 million at December 31, 1999.

     Cash, cash equivalents and available-for-sale securities totaled $40.4 million at December 31, 1999, compared with $23.9 million at December 31, 1998. The $16.5 million increase during 1999 was primarily the result of net income of $18.8 million and collection of accounts receivable of $3.1 million. These increases were partially offset by payments made related to the restructuring reserve established in 1998 of $5.4 million.

     Accounts receivable at December 31, 1999 were $4.4 million, compared with $5.2 million at December 31, 1998, a decrease of $715 thousand due primarily to lower sales and improved collections.

     Total liabilities were $27.3 million at December 31, 1999, compared with $32.4 million at December 31, 1998, a decrease of $5.1 million. This decrease relates primarily to the payments made related to the restructuring reserve of $5.4 million and recognition of unearned revenue of $3.1 million. These decreases are partially offset by and increase in the reserve for product returns of $4.3 million.

     On October 5, 1998, the Company was named in a civil action filed in the Superior Court of New Jersey. This complaint seeks specific performance and other relief in connection with the Company's leased manufacturing facilities located in Lakewood, New Jersey. The Company's lease agreement requires that the Company provide a removal security deposit in the form of cash or a letter of credit. The Company and lessor ("plaintiff") have reached a tentative agreement whereby the Company will provide an irrevocable standby letter of credit in the amount of $3.3 million for such security deposit.

     The Company believes that current cash, investments, and future cash flows will be sufficient to support the Company's operating needs through 12/31/00. The Company expects that it will be required to issue additional equity or debt securities or use other financing source to fund the development and possible commercial launch of its future products.

     This Form 10-K contains "forward-looking" statements about future financial results, future products and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: future capital needs and uncertainty of additional financing (page 12); history of losses and limited operating history (pages 12 and 13); limited sales and marketing experience (page 10); dependence on third parties (pages 11 and 12); intense competition (page 11); dependence on key personnel (page 12); and other risk factors as stated (pages 10 through 18).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  VIVUS, INC.

1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following financial statements are filed as part of this Report:

                                                              PAGE
                                                              ----
Report of Arthur Andersen LLP, independent public
  accountants...............................................   27
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................   28
Consolidated Statements of Operations for the three years
  ended December 31, 1999, 1998
  and 1997..................................................   29
Consolidated Statements of Comprehensive Income (loss) for
  the three years ended December 31, 1999, 1998 and 1997....   30
Consolidated Statements of Stockholders' Equity for the
  three years ended December 31, 1999, 1998 and 1997........   31
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1999, 1998
  and 1997..................................................   32
Notes to Consolidated Financial Statements..................   33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of VIVUS, Inc.:

     We have audited the accompanying consolidated balance sheets of VIVUS, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VIVUS, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP

San Jose, California
January 21, 2000

                                  VIVUS, INC.

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        1998
                                                              --------    ---------
Current assets:
  Cash and cash equivalents.................................  $  8,785    $   2,989
  Available-for-sale securities.............................    27,049       20,903
  Accounts receivable (net of allowance for doubtful
     accounts of $147 and $341 at December 31, 1999 and
     1998)..................................................     4,432        5,197
  Inventories...............................................     3,527        5,272
  Prepaid expenses and other assets.........................     4,338          534
                                                              --------    ---------
          Total current assets..............................    48,131       34,895
Property and equipment......................................    16,071       19,213
Available-for-sale securities, non-current..................     4,558           --
                                                              --------    ---------
          Total.............................................  $ 68,760    $  54,108
                                                              ========    =========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,453    $   3,277
  Accrued and other liabilities.............................    19,062       21,294
                                                              --------    ---------
          Total current liabilities.........................    21,515       24,571
  Accrued and other long-term liabilities...................     5,749        7,860
                                                              --------    ---------
          Total liabilities.................................    27,264       32,431
                                                              --------    ---------
Commitments (Note 10)
Stockholders' equity:
  Common stock; $.001 par value; shares
     authorized -- 200,000 at December 31, 1999 and 1998;
     shares outstanding -- December 31, 1999, 32,211,
     December 31, 1998, 31,890..............................        32           32
  Paid in capital...........................................   132,643      131,466
  Accumulated other comprehensive income....................      (190)         (31)
  Accumulated deficit.......................................   (90,989)    (109,790)
                                                              --------    ---------
          Total stockholders' equity........................    41,496       21,677
                                                              --------    ---------
          Total.............................................  $ 68,760    $  54,108
                                                              ========    =========

                See notes to consolidated financial statements.

                                  VIVUS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1999        1998        1997
                                                              -------    --------    --------
Revenue
  US product................................................  $21,168    $ 39,041    $128,320
  International product.....................................   19,996      32,658       1,017
  Milestone.................................................    8,000       3,000       9,000
  Other Revenue.............................................    3,142          --          --
  Returns...................................................   (9,118)         --          --
                                                              -------    --------    --------
          Total revenue.....................................   43,188      74,699     138,337
Operating expenses:
  Cost of goods sold........................................   12,369      55,616      38,288
  Research and development..................................    7,884      16,178      12,123
  Selling, general and administrative.......................    6,332      40,477      47,931
  Settlement of lawsuits....................................      600          --       5,050
  Write-down of property....................................       --      32,163          --
  Other restructuring costs.................................   (1,793)     12,490          --
                                                              -------    --------    --------
          Total operating expenses..........................   25,392     156,924     103,392
                                                              -------    --------    --------
Income (loss) from operations...............................   17,796     (82,225)     34,945
Interest and other income...................................    1,994       1,972       4,856
Income (loss) before taxes..................................   19,790     (80,253)     39,801
Provision for income taxes..................................      989          --       3,184
                                                              -------    --------    --------
Net income (loss)...........................................  $18,801    $(80,253)   $ 36,617
                                                              =======    ========    ========
Net income (loss) per share:
  Basic.....................................................  $  0.59    $  (2.52)   $   1.11
  Diluted...................................................  $  0.58    $  (2.52)   $   1.03
Shares used in per share computation:
  Basic.....................................................   32,085      31,876      32,996
  Diluted...................................................   32,507      31,876      35,559

                See notes to consolidated financial statements.

                                  VIVUS, INC.

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                               TWELVE MONTHS ENDED DECEMBER 31,
                                                           -----------------------------------------
                                                              1999           1998           1997
                                                           -----------    -----------    -----------
Net Income (loss)........................................    $18,801       $(80,253)        36,617
Other comprehensive income:
  Unrealized gain (loss) on securities...................       (143)          (129)            21
  Income tax expense (benefit)...........................          7             --             (4)
                                                             -------       --------        -------
                                                                (136)          (129)            17
                                                             -------       --------        -------
Comprehensive income (loss)..............................    $18,665       $(80,382)       $36,634
                                                             =======       ========        =======

                See notes to consolidated financial statements.

                                  VIVUS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                            COMMON STOCK AND    UNREALIZED
                                             PAID IN CAPITAL       GAIN
                                            -----------------    (LOSS) ON      DEFERRED     ACCUMULATED
                                            SHARES    AMOUNT    SECURITIES    COMPENSATION     DEFICIT
                                            ------   --------   -----------   ------------   -----------
Balances, December 31, 1996...............  32,454   $156,205      $  77         $(348)       $ (66,154)
  Warrants exercised, net.................     166         --
  Sale of common stock through employee
     stock purchase plan..................      34        486
  Exercise of common stock options for
     cash.................................     851      4,254
  Repurchase of common stock for cash.....    (337)    (7,716)
  Stock compensation costs................                140                      348
  Unrealized gain on securities...........                            21
  Net income..............................                                                       36,617
                                            ------   --------      -----         -----        ---------
Balances, December 31, 1997...............  33,168    153,369         98            --          (29,537)
  Sale of common stock through employee
     stock purchase plan..................      77        489
  Exercise of common stock options for
     cash.................................     288        576
  Repurchase of common stock for cash.....  (1,663)   (23,584)
  Stock compensation costs................      20        648
  Unrealized gain on securities...........                          (129)
  Net (loss)..............................                                                      (80,253)
                                            ------   --------      -----         -----        ---------
Balances, December 31, 1998...............  31,890    131,498        (31)           --         (109,790)
  Sale of common stock through employee
     stock purchase plan..................      97        208
  Exercise of common stock options for
     cash.................................     104        188
  Lawsuit settlement......................     120        600
  Stock compensation costs................                181
  Unrealized gain on securities...........                          (159)
  Net income..............................                                                       18,801
                                            ------   --------      -----         -----        ---------
Balances, December 31, 1999...............  32,211   $132,675      $(190)        $  --        $  90,989
                                            ======   ========      =====         =====        =========

                See notes to consolidated financial statements.

                                  VIVUS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1999         1998        1997
                                                           ---------    --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)......................................  $  18,801    $(80,253)   $  36,617
  Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Depreciation and amortization.......................      3,316       3,688        2,138
     Property write-down.................................         --      32,163           --
     Inventory write-down................................         --      16,083           --
     Stock compensation costs............................        181         648          488
     Issuance of common stock for patent rights..........        600          --           --
  Changes in assets and liabilities:
     Accounts receivable.................................        765       6,594      (11,791)
     Inventories.........................................      1,745     (12,271)      (4,544)
     Prepaid expenses and other assets...................     (3,804)      1,102         (301)
     Accounts payable....................................       (824)     (3,297)       3,250
     Accrued and other liabilities.......................     (4,344)      8,989       16,737
                                                           ---------    --------    ---------
          Net cash provided by (used for) operating
            activities...................................     16,436     (26,554)      42,594
                                                           ---------    --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment purchases.......................       (173)    (18,602)     (32,268)
  Investment purchases...................................   (134,860)   (180,791)    (323,609)
  Proceeds from sale/maturity of securities..............    123,997     245,294      321,865
                                                           ---------    --------    ---------
          Net cash provided by (used for) investing
            activities...................................    (11,036)     45,901      (34,012)
                                                           ---------    --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of common stock options.......................        188         576        4,254
  Sale of common stock through employee stock purchase
     plan................................................        208         489          486
  Repurchase of common stock.............................         --     (23,584)      (7,716)
                                                           ---------    --------    ---------
          Net cash provided by (used for) financing
            activities...................................        396     (22,519)      (2,976)
                                                           ---------    --------    ---------
NET INCREASE (DECREASE) IN CASH..........................      5,796      (3,172)       5,606
CASH:
  Beginning of year......................................      2,989       6,161          555
                                                           ---------    --------    ---------
  End of year............................................  $   8,785    $  2,989    $   6,161
                                                           =========    ========    =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized gain (loss) on securities...................  $    (143)   $   (129)   $      21
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid......................................  $      36    $     71    $   1,653

                See notes to consolidated financial statements.

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

     The Company obtained clearance from the U.S. Food and Drug Administration ("FDA") to manufacture and market MUSE in the U.S. in November 1996. The Company received approval to market MUSE in the United Kingdom from the Medicines Control Agency ("MCA") in November 1997, and is now approved in all European Union Countries. The Company commercially introduced MUSE in the U.S. in January 1997, and MUSE went on to become one of the top 25 most successful drug launches in the U.S., and the Company recorded a net profit of $36.6 million and product revenue of $129.3 million for the year ended December 31, 1997.

     During 1998, the Company experienced a significant decline in market demand for MUSE as the result of the introduction of a competitor's product in April 1998. During the second and third quarters of 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues.

     In 1999, the Company focused its efforts on building a solid foundation for future growth. We successfully completed our ALIBRA Phase III clinical trials and filed an NDA in the fourth quarter with the FDA. We completed enrollment of our premature ejaculation Phase II proof-of-concept study, and we have strengthened our financial position, increasing our cash position from $24 million at December 31, 1998 to $40 million at December 31, 1999, while decreasing total liabilities by $5 million during the same period.

SIGNIFICANT ACCOUNTING POLICIES

  Revenue Recognition

     Product revenue is generally recognized upon shipment. The Company primarily sells its products through the wholesale channel in the United States. Product shipments are generally to distribution centers throughout the United States for the larger wholesalers.

     The Company recognized revenues of $8 million, $3 million, and $9 million in the years ended December 31, 1999, 1998, and 1997, respectively, as a result of achieving certain milestones related to its international marketing agreements. The amounts are not refundable and do not involve any significant future performance obligations.

     The marketing and distribution rights in Europe, Australia, New Zealand, Central and South America were returned to the Company by AstraZenica during the fourth quarter of 1999. This resulted in the Company recording $20 million in revenue in the fourth quarter of 1999, consisting of $14.9 million in product revenue associated with shipments that occurred throughout 1998 and 1999, $2 million in milestone revenue associated with marketing clearance in Italy, and $3.1 million in other revenue.

  Principles of Consolidation

     The consolidated financial statements include VIVUS, Inc., VIVUS International Limited, a wholly-owned subsidiary, and VIVUS Ireland Limited, VIVUS UK Limited and VIVUS BV Limited, wholly-owned subsidiaries of VIVUS International Limited. All significant intercompany transactions and balances have been eliminated.

                                  VIVUS, INC.

  Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market. Cost includes material and conversion costs. Pending FDA marketing clearance, which was obtained in November 1996, the Company expensed to research and development all raw material purchases prior to October 1, 1996. Certain of these expensed raw material costs benefited 1997 and 1998 by reducing cost of sales by $4.7 million and $2.7 million, respectively. During the quarter ended September 30, 1998, the Company wrote down its inventory to align with new estimates of expected future demand for MUSE. The Company had built up its inventory level prior to and after Pfizer's launch of sildenafil and had not anticipated the impact that this competing product would have on the demand for MUSE. The Company had anticipated sales to ultimately increase as a result of an expanding impotence market. Given the protracted decline in demand for MUSE, the Company recorded a valuation reserve of $16.0 million, primarily related to excess raw materials and future inventory purchase commitments for raw materials. This write-down is included in "Cost of Sales" in 1998 as part of the Company's restructuring.

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

  Prepaid Expenses and Other Assets

     Prepaid expense and other assets generally consist of deposits, prepayments for future services and other assets. Prepayments are expensed when the services are received. At December 31, 1999, the prepaid expenses and other assets include a $3.1 million receivable of other revenue due from AstraZeneca in connection with the return of marketing and distribution rights to MUSE.

  Property

     Property and equipment are stated at cost. For financial reporting, depreciation and amortization are computed using the straight-line method over estimated useful lives of three to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives on remaining lease term. During 1998, the Company took multiple steps to restructure the operations of the Company to bring the cost structure in line with current and anticipated future revenues. These steps included the closing of the Company's contract manufacturing facility within PACO Pharmaceutical Services, Inc., and the termination of the Company's leased corporate offices. The Company recorded a $32.2 million write-down of property and equipment. This write-down was calculated in accordance with the provisions of SFAS No. 121 and represents the excess of the carrying values of, property and equipment, primarily the Company's New Jersey manufacturing leaseholds and equipment, over the projected future discounted cash flows for the Company.

                                  VIVUS, INC.

  Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires an asset and liability approach for financial reporting of income taxes.

  License Agreements

     The Company has obtained rights to patented technologies related to its initial product MUSE under several licensing agreements. These agreements generally required milestone payments during the development period and royalties on product sales. Royalties on product sales are included in cost of goods sold. Milestone payments were included in research and development expenses in 1998, 1997 and years prior to 1997.

  Net Income (Loss) Per Share

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the periods. Diluted earnings per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options and warrants under the treasury stock method. The computation of basic and diluted earnings per share for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                          1999          1998           1997
                                                       ----------    -----------    ----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)....................................   $18,801       $(80,253)      $36,617
                                                        =======       ========       =======
Net income (loss) per share -- Basic.................   $   .59       $  (2.52)      $  1.11
Common equivalent shares:
  Options............................................     (0.01)            --         (0.07)
  Warrants...........................................        --             --         (0.01)
                                                        -------       --------       -------
Net income (loss) per share -- Diluted...............   $   .58       $  (2.52)      $  1.03
                                                        =======       ========       =======
Shares used in the computation of net income (loss)
  per share -- Basic.................................    32,085         31,876        32,996
Common equivalent shares:
  Options............................................       422             --         2,215
  Warrants...........................................        --             --           348
                                                        -------       --------       -------
Diluted shares.......................................    32,507         31,876        35,559
                                                        =======       ========       =======

     Options to purchase 286,500 shares at prices ranging from $24.81 to $37.38 which were outstanding at December 31, 1997 are not included in the computation of diluted EPS for 1997 because the option prices were greater than the average market price of common shares. Options to purchase 964,879 shares at prices ranging from $3.25 to $25.88 which were outstanding at December 31, 1999 are not included in the computation of diluted EPS for 1999 because the option prices were greater than the average market price of common shares. Warrants to purchase 325,000 shares with an exercise price of $4.31 expired on July 12, 1999.

  Foreign Currency

     Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue, cost and expenses are translated at average rates of exchange in effect during the year. Net gains and losses resulting from foreign exchange transactions were not material in all periods.

                                  VIVUS, INC.

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

  Recently Issued Accounting Pronouncements

     Accounting for Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards "SFAS No. 133," "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended in June 1999, will require companies to recognize all derivatives, including those used for hedging foreign currency exposures, on the balance sheet at fair value and is effective for all fiscal years beginning after June 15, 2000. We believe the adoption of this statement will not have a significant effect on the results of operations.

     Revenue Recognition in Financial Statements. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "SAB 101," "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the first quarter of 2000. We do not expect the adoption of SAB 101 to have a material impact on our consolidated results of operations and financial position.

  Reclassifications

     Reclassifications have been made to the prior years' Consolidated Financial Statements to conform to the fiscal 1999 presentation.

NOTE 2. AVAILABLE-FOR-SALE SECURITIES

     The fair value and the amortized cost of available-for-sale securities at December 31, 1999 and 1998 are presented in the table that follows. Fair values are based on quoted market prices obtained from an independent broker. For each category of investment securities, the table presents gross unrealized holding gains and losses. As of December 31, 1998, available-for-sale securities with maturities between one and two years, which total $12.7 million, are classified as short term assets as it is the Company's intention to sell these securities before maturity as necessary to meet current liability obligations.

     As of December 31, 1999 (in thousands):

                                                                     UNREALIZED    UNREALIZED
                                         AMORTIZED    FAIR MARKET     HOLDING       HOLDING
                                           COST          VALUE         GAINS         LOSSES
                                         ---------    -----------    ----------    ----------
U.S. government securities.............   $25,155       $24,980          $1          $(176)
Corporate debt.........................     6,642         6,627           2            (17)
                                          -------       -------          --          -----
          Total........................   $31,797       $31,607          $3          $(193)
                                          =======       =======          ==          =====

                                  VIVUS, INC.

     As of December 31, 1998 (in thousands):

                                                                     UNREALIZED    UNREALIZED
                                         AMORTIZED    FAIR MARKET     HOLDING       HOLDING
                                           COST          VALUE         GAINS         LOSSES
                                         ---------    -----------    ----------    ----------
U.S. government securities.............   $16,379       $16,380         $ 7           $(6)
Corporate debt.........................     4,558         4,568          10            --
                                          -------       -------         ---           ---
          Total........................   $20,937       $20,948         $17           $(6)
                                          =======       =======         ===           ===

NOTE 3. INVENTORIES

     Inventories are recorded net of reserves of $15.0 million and $14.8 million as of December 31, 1999 and 1998, respectively, and consist of (in thousands):

                                                               1999      1998
                                                              ------    ------
Raw materials...............................................  $2,039    $4,021
Work in process.............................................     143       162
Finished goods..............................................   1,346     1,089
                                                              ------    ------
          Total.............................................  $3,527    $5,272
                                                              ======    ======

NOTE 4. FIXED ASSETS

     Property and equipment as of December 31 consists of (in thousands):

                                                                1999        1998
                                                              --------    --------
Machinery and equipment.....................................  $ 18,755    $ 18,762
Computers and software......................................     3,935       3,866
Furniture and fixtures......................................     2,195       2,195
Building Improvements.......................................    11,714      11,642
                                                              --------    --------
                                                                36,599      36,465
Accumulated depreciation and amortization...................   (20,528)    (17,252)
                                                              --------    --------
          Property and equipment, net.......................  $ 16,071    $ 19,213
                                                              ========    ========

                                  VIVUS, INC.

NOTE 5. ACCRUED AND OTHER LIABILITIES

     In 1999, the Company recorded an allowance for product returns of $9.1 million related to expired products related to excess inventory in the wholesale channel prior to the launch of sildenafil. At December 31, 1999, a balance of $4.3 million remained to offset anticipated future returns.

     Accrued and other liabilities as of December 31 consist of (in thousands):

                                                               1999       1998
                                                              -------    -------
Restructuring...............................................  $ 8,185    $15,058
Product returns.............................................    4,300         --
Income taxes................................................    3,016      2,082
Research and clinical expenses..............................    2,803      2,337
Royalties...................................................    2,312      2,133
Unearned revenue............................................    1,930      5,040
Employee compensation and benefits..........................    1,286        902
Other.......................................................      978      1,602
                                                              -------    -------
                                                              $24,810    $29,154
                                                              =======    =======

NOTE 6. RESTRUCTURING AND RELATED CHARGES

     During the second quarter of 1998, the Company recorded restructuring and related costs of $6.5 million. The charge included costs of $3.2 million resulting from the termination of certain marketing and promotional programs, a provision of $2.3 million for reductions in the Company's workforce that includes severance compensation and benefit costs, and $1.0 million in write-down of fixed assets.

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

     During first quarter, second quarter and third quarter 1999, the Company included expired products returns of $500,000, $1 million, and $293,000, respectively, against the "Other" restructuring. In the fourth quarter 1999, the Company reclassified these charges to returns reserve to offset product revenues, and reversed the "Other" restructuring reserve from operating expenses as such reserves were determined to be excess in 1999.

     Restructuring and related charges in fiscal 1999 and 1998 (in thousands):

                              SEVERANCE      INVENTORY     PROPERTY
                             AND EMPLOYEE   AND RELATED   AND RELATED    MARKETING
                                COSTS       COMMITMENTS   COMMITMENTS   COMMITMENTS      OTHER       TOTAL
                             ------------   -----------   -----------   -----------   -----------   --------
Restructuring Provision....    $ 3,069       $ 16,083      $ 34,684       $ 3,191       $ 3,708     $ 60,735
Incurred in 1998...........     (1,159)       (10,699)      (30,020)       (1,884)       (1,915)     (45,677)
                               -------       --------      --------       -------       -------     --------
Balance at December 31,
  1998.....................      1,910          5,384         4,664         1,307         1,793       15,058
Incurred in 1999...........     (1,610)        (1,379)         (784)       (1,307)       (1,793)      (6,873)
                               -------       --------      --------       -------       -------     --------
Balance at December 31,
  1999.....................    $   300       $  4,005      $  3,880       $     0       $     0     $  8,185
                               =======       ========      ========       =======       =======     ========

                                  VIVUS, INC.

     The Company expects that during the fiscal year 2000 it will make cash payments of approximately $2.4 million related to the restructuring, with the remaining $5.7 million in cash payments to occur in later years.

NOTE 7. STOCKHOLDERS' EQUITY

  Common Stock

     The Company is authorized to issue 200 million shares of common stock. As of December 31, 1999 and 1998, 32,210,500, and 31,890,091 shares, respectively, were issued and outstanding.

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

  Stock Warrants

     In connection with the issuance of convertible preferred stock in 1993, the Company issued warrants exercisable for up to 528,600 shares of common stock at an exercise price of $4.31 per share. In June 1997, 203,590 warrants were exercised and the Company issued 165,928 net shares based on the market price on June 23, 1997. The remaining 325,010 warrants were not exercised and expired on July 12, 1999.

NOTE 8. STOCK OPTION AND PURCHASE PLANS

  Stock Option Plans

     Under the 1991 Incentive Stock Plan (the Plan), the Company may grant incentive or non-statutory stock options or stock purchase rights (SPRs). Up to 7,800,000 shares of common stock have been authorized for issuance under the Plan. The Plan allows the Company to grant incentive stock options (ISOs) to employees and nonstatutory stock options (NSOs) to employees, directors and consultants at not less than the fair market value (for an ISO) of the stock at the date of grant (110% of fair market value for individuals who control more than 10% of the Company stock; otherwise, not less than 85% of fair market value for an NSO), as determined by the Board of Directors. Under the Plan, 25% of the options generally become exercisable after one year and 2.0833% per month thereafter. The term of the option is determined by the Board of Directors on the date of grant but shall not be longer than ten years. The Plan allows the Company to grant SPRs to employees and consultants at not less than 85% of the fair market value of the stock at the date of grant, as determined by the Board of Directors. Sales of stock under SPRs are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. The Company has a right to repurchase the shares at the original sale price, which expires at a rate to be determined by the Board of Directors. As of December 31, 1999, no SPRs have been granted under the Plan.

     Under the 1994 Director Option Plan (the Director Option Plan), the Company reserved 400,000 shares of common stock for issuance to nonemployee directors of the Company pursuant to nonstatutory stock

                                  VIVUS, INC.

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

     Details of option activity under these plans are as follows:

                                                                NUMBER      WEIGHTED AVERAGE
                                                              OF SHARES      EXERCISE PRICE
                                                              ----------    ----------------
Outstanding, December 31, 1996..............................   4,197,850         $ 9.13
  Granted...................................................   1,289,722          22.32
  Exercised.................................................    (850,550)          5.00
  Cancelled.................................................    (115,827)         12.90
                                                              ----------         ------
Outstanding, December 31, 1997..............................   4,521,195          13.57
                                                              ----------         ------
  Granted...................................................   1,093,338           4.96
  Exercised.................................................    (379,375)          4.23
  Cancelled.................................................  (2,163,416)         14.23
Repricing cancellation......................................  (1,910,523)         15.16
Repricing issuance..........................................   1,910,523           3.42
                                                              ----------         ------
Outstanding, December 31, 1998..............................   3,071,742           3.90
                                                              ----------         ------
  Granted...................................................     300,783           3.36
  Exercised.................................................    (103,623)          2.13
  Cancelled.................................................    (324,626)           .43
                                                              ----------         ------
Outstanding, December 31, 1999..............................   2,944,276         $ 3.52
                                                              ==========         ======

           OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
-----------------------------------------   ---------------------------------------------------------------------
                               NUMBER                                                NUMBER
                           OUTSTANDING AT   WEIGHTED-AVERAGE                      EXERCISABLE
        RANGE OF            DECEMBER 31,       REMAINING       WEIGHTED-AVERAGE   DECEMBER 31,   WEIGHTED-AVERAGE
     EXERCISE PRICES            1999        CONTRACTUAL LIFE    EXERCISE PRICE        1999        EXERCISE PRICE
     ---------------       --------------   ----------------   ----------------   ------------   ----------------
$0.24 - $ 2.72               1,013,656         7.47 years           $2.10            449,177          $1.48
     $2.94                     948,653         6.15 years            2.94            753,115           2.94
$3.00 - $25.88                 981,967         6.42 years            5.54            727,259           5.54
                             ---------                                             ---------
$0.24 - $25.88               2,944,276          6.7 years           $3.52          1,929,551          $3.58
                             =========                                             =========

     At December 31, 1999, 5,960,960 options remained authorized and unissued and options to purchase 1,929,551 shares were exercisable under these plans. The weighted average fair values of options granted during 1999, 1998, and 1997, were $3.36, $4.96, and $9.32, respectively.

     During 1997, options to purchase 100,000 shares of common stock were granted to research consultants at the fair market value on the date of grant. Compensation costs, including the impact of re-pricing, using the Black-Scholes option-pricing model approximately $1.1 million over the option's vesting period of which $182,000, $648,000 and $140,000 were recorded as expenses for the years ended December 31, 1999, 1998 and 1997, respectively. These options were cancelled in July 1999, when the Company decided not to renew the

                                  VIVUS, INC.

contract with the research consultants. The research consultants exercised a total of 25,000 shares of these options during 1999.

     In October 1998, the Company's Board of Directors authorized the re-pricing of all non-executive employees' options, certain consultants' options, and 50% of executives' options to the closing value as of October 19, 1998. The remaining 50% of executive options were re-priced at 150% of the closing value as of the same date. All re-priced stock options have a six-month "black out" period, whereby the re-priced stock options are not exercisable, even if vested. The "black out" period of all re-priced options ended April 18, 1999, and are now exercisable if vested.

     The Company accounts for these plans under APB Opinion No. 25. Except for compensation discussed in the preceding paragraph, no compensation cost has been recognized because the exercise price equals the market value of stock on the date of grant. Options under these plans generally vest over four years, and all options expire after ten years.

     Under FASB Statement No. 123 (FASB 123), "Accounting for Stock-based Compensation," the estimated fair value of options is amortized to expense over the options' vesting period. In accordance with the disclosure requirements of FASB 123, if the Company had elected to recognize this expense, income (loss) and income (loss) per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

                                                        1999        1998       1997
                                                       -------    --------    -------
Pro forma net income (loss)..........................  $17,341    $(83,129)   $31,958
Pro forma net income (loss) per share:
  Basic..............................................  $  0.54    $  (2.61)   $  0.97
  Diluted............................................  $  0.53    $  (2.61)   $  0.90

  Stock Purchase Plan

     In June 1994, the Company implemented an employee stock purchase plan under which eligible employees may authorize payroll deductions of up to 10% of their base compensation (as defined) to purchase common stock at a price equal to 85% of the lower of the fair market value as of the beginning or the end of the offering period. A total of 400,000 shares were reserved for issuance under the employee stock purchase plan. As of December 31, 1999, 269,172 shares have been issued to employees. During 1999, the weighted average fair market value of shares issued under the employee stock purchase plan was $2.16 per share.

NOTE 9. LICENSE AGREEMENTS

     The Company has entered into several agreements to license patented technologies that are essential to the development and production of the Company's products. In connection with these agreements, upon meeting certain milestones (as defined) and contingent on the issuance of patents in certain countries, the Company is obligated to (1) pay license fees of $2,575,000 (of which $2,175,000 was paid prior to December 31, 1997 and $400,000 was paid in January 1998); (2) issue 896,492 shares of the Company's common stock (all of which has been issued); and (3) pay royalties on product sales covered by the license agreements (4% of U.S. and Canadian product sales and 3% of sales elsewhere in the world). In 1996, the Company issued an additional 400,000 shares of common stock to maintain exclusive rights to certain patents and patent applications beyond 1998. In connection with this issuance, the Company recorded a charge of $5,821,000 to the consolidated statements of operations. In 1997, 1998 and 1999, the Company recorded royalty expenses as cost of goods sold based on product sales.

                                  VIVUS, INC.

NOTE 10. LEASE COMMITMENTS

     The Company leases its manufacturing facilities under a five-year non-cancelable operating lease expiring in 2002. The Company has the option to extend this lease for two renewal terms of five years each. In January 2000, the Company entered into a seven-year lease for a new corporate headquarters in Mountain View, California, which lease expires in January 2007.

     Future minimum lease payments under operating leases are as follows (in thousands):

2000........................................................  $1,342
2001........................................................   1,417
2002........................................................     844
2003........................................................     717
2004........................................................     737
Thereafter..................................................   1,629
                                                              ------
                                                              $6,686

     Rent expense under operating leases totaled $994,000, $2,472,000 and $1,320,000 for the years ended December 31, 1999, 1998, 1997, respectively.

NOTE 11. INCOME TAXES

     Deferred income taxes result from differences in the recognition of expenses for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's deferred income tax assets as of December 31, are as follows (in thousands):

                                                           1999        1998
                                                         --------    --------
Deferred tax assets:
  Net operating loss carryforwards.....................  $  6,230    $ 17,309
  Research and development credit carryforwards........     4,820       4,625
  Capitalized research and development expenses........       534       1,385
  Inventory reserve....................................     6,100       5,808
  Accruals and other...................................     5,163      11,007
  Deferred gain........................................      (272)       (573)
  Depreciation.........................................     4,974       5,466
                                                         --------    --------
                                                           27,549      45,027
Valuation allowance....................................   (27,549)    (45,027)
                                                         --------    --------
          Total........................................  $     --    $     --
                                                         ========    ========

     For federal and state income tax reporting purposes, net operating loss carryforwards of approximately $17,719,000 and $440,000 are available to reduce future taxable income, if any. These carryforwards begin to expire in 2019. In 1995, the Company implemented an international product distribution strategy for its products. Implementation included the transfer of international product manufacturing and marketing rights to VIVUS International Limited in a taxable transaction. The transfer of rights and related allocation of research and development costs resulted in the current utilization of $29,467,000 of the net operating loss carryforward. Should significant changes in the Company's ownership occur, the annual amount of tax loss and credit carryforwards available for future use would be limited.

                                  VIVUS, INC.

     The provision for income taxes consisted of the following components for the years ended December 31, 1999 and 1997, (in thousands):

                                                            1999      1997
                                                            ----    --------
Current
  Federal.................................................  $730    $  2,170
  State...................................................    95       1,332
                                                            ----    --------
          Total current...................................   989       3,502
Deferred (prepaid)
  Federal.................................................    --        (318)
  State...................................................    --          --
                                                            ----    --------
          Total deferred (prepaid), net...................    --        (318)
                                                            ----    --------
          Total provision for income taxes................  $989    $  3,184
                                                            ====    ========

     The provisions for income taxes differs from the amount computed by applying the statutory federal income tax rates as follows, for the years ended December 31, 1999 and 1997:

                                                              1999    1997
                                                              ----    ----
Provision computed at federal statutory rates...............   35%      35%
State income taxes, net of federal tax effect...............    6        6
Net operating losses utilized...............................  (31)     (20)
Tax credits utilized........................................   --      (10)
Income not subject to federal and state taxation............   (4)      (4)
Other.......................................................   (1)       1
                                                              ---     ----
          Provision for income taxes........................    5%       8%
                                                              ===     ====

NOTE 12. LEGAL MATTERS

     On November 3, 1999, VIVUS International Limited ("VINTL") filed a demand for arbitration against Janssen Pharmaceutica International ("Janssen") with the American Arbitration Association pursuant to the terms of the Distribution Agreement entered into between VINTL and Janssen on January 22, 1997. VINTL seeks compensation for inventory manufactured by VINTL in 1998 in reliance on contractual forecasts and orders submitted by Janssen. VINTL also seeks compensation for forecasts and order shortfalls attributed to Janssen in 1998, pursuant to the terms of the Distribution Agreement. VINTL seeks an award of $3.9 million plus costs and interest. On December 3, 1999, Janssen submitted its response to VINTL's arbitration demand denying liability. On January 3, 2000, each party designated an independent arbitrator. The designated arbitrators will select a third neutral arbitrator. An arbitration hearing is expected to occur in the second quarter of 2000.

     On October 5, 1998, the Company was named in a civil action filed in the Superior Court of New Jersey. This complaint seeks specific performance and other relief in connection with the Company's leased manufacturing facilities, located in Lakewood, New Jersey. The Company's lease agreement requires that the Company provide a removal security deposit in the form of cash or a letter of credit. The Company and lessor ("plaintiff") have reached a tentative agreement whereby the Company will provide an irrevocable standby letter of credit in the amount of $3.3 million for such security deposit in the fourth quarter.

     On February 18, 1998, a purported shareholder class action entitled Crain et al. v. VIVUS, Inc. et al., was filed in Superior Court of the State of California for the County of San Mateo. Five identical complaints were subsequently filed in the same court. These complaints were filed on behalf of a purported class of persons who purchased stock between May 15, 1997 and December 9, 1997. The complaints alleged that the Company and

                                  VIVUS, INC.

certain current and former officers or directors artificially inflated the Company's stock price by issuing false and misleading statements concerning the Company's prospects and issuing false financial statements. On March 16, 1998, a purported shareholder class action entitled Cramblit et al. v. VIVUS, Inc. et al. was filed in the United States District Court for the Northern District of California. Five additional complaints were subsequently filed in the same court. The federal complaints were filed on behalf of a purported class of persons who purchased stock between May 2, 1997 and December 9, 1997. The federal complaints asserted the same factual allegations as the state court complaints, but asserted legal claims under the Federal Securities Laws. The federal court cases were consolidated, and a lead plaintiff was appointed and the plaintiff filed a consolidated and amended complaint in 1998.

     On May 4, 1999, the Company reached a settlement with plaintiffs of the shareholder class action lawsuits described above. The aggregate settlement amount was $6 million. The settlement was funded by insurance proceeds of $5.4 million and by the Company contributing 120,000 shares of VIVUS Common Stock to the settlement fund.

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

NOTE 13. SEGMENT INFORMATION

     During 1998, the Company adopted Statement of Financial Accounting Statement SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 requires a new basis of determining reportable business segments, i.e. the management approach. This approach requires that businesses disclose segment information used by management to assess performance and manage company resources. On this basis, the Company primarily sells its product through wholesale channels in the United States. International sales are made only to the Company's two international partners. All transactions are denominated in U.S. dollars, therefore, the Company considers the arrangement as operating in a single segment.

                                                              1999    1998    1997
                                                              ----    ----    ----
Top five customers accounted for:
Customer A..................................................   47%     35%      *
Customer B..................................................   10%     13%     24%
Customer C..................................................    9%      *      13%
Customer D..................................................    9%     11%     14%
Customer E..................................................    6%     10%     18%
Customer F..................................................    *       *      11%
Customer G..................................................    *      11%      *

---------------
* Customer's percentage did not fall in the top five

NOTE 14. SUBSEQUENT EVENT (UNAUDITED)

     The Company entered into a binding Memorandum of Understanding to further solidify its female sexual dysfunction ("FSD") intellectual property position through an exclusive agreement with AndroSolutions, Inc., a privately held biomedical corporation and definitive agreements were executed in March 2000. The Company and AndroSolutions have jointly formed ASIVI, LLC, a Delaware limited liability company, into which VIVUS has contributed its issued U.S. FSD patent and European application and into which

                                  VIVUS, INC.

AndroSolutions has contributed its U.S. and European FSD patent applications. In turn, ASIVI has granted the Company exclusive global rights to develop and commercialize FSD technologies based on this intellectual property, in return for certain milestone payments and royalties on FSD products developed by VIVUS. The Company and AndroSolutions will each own 50% of ASIVI, LLC. The Company intends to account for their interest in ASIVI, LLC. through the equity method of accounting.

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

        3. EXHIBITS

      EXHIBIT
       NUMBER                              DESCRIPTION
      -------                              -----------
      3.2(7)       Amended and Restated Certificate of Incorporation of the
                   Company
      3.3(4)       Bylaws of the Registrant, as amended
      3.4(8)       Certificate of Designations of Rights, Preferences and
                   Privileges of Series A Participating Preferred Stock
      4.1(7)       Specimen Common Stock Certificate of the Registrant
      4.2(7)       Registration Rights, as amended
      4.4(1)       Form of Preferred Stock Purchase Warrant issued by the
                   Registrant to Invemed Associates, Inc., Frazier Investment
                   Securities, L.P., and Cristina H. Kepner
      4.5(8)       Second Amended and Restated Preferred Shares Rights
                   Agreement, dated as of April 15, 1997 by and between the
                   Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights
                   Certificate and the Summary of Rights attached thereto as
                   Exhibits A, B, and C, respectively
     10.1(1)+      Assignment Agreement by and between Alza Corporation and the
                   Registrant dated December 31, 1993
     10.2(1)+      Memorandum of Understanding by and between Ortho
                   Pharmaceutical Corporation and the Registrant dated February
                   25, 1992

      EXHIBIT
       NUMBER                              DESCRIPTION
      -------                              -----------
     10.3(1)+      Assignment Agreement by and between Ortho Pharmaceutical
                   Corporation and the Registrant dated June 9, 1992
     10.4(1)+      License Agreement by and between Gene A. Voss, MD, Allen C.
                   Eichler, MD, and the Registrant dated December 28, 1992
     10.5A(1)+     License Agreement by and between Ortho Pharmaceutical
                   Corporation and Kjell Holmquist AB dated June 23, 1989
     10.5B(1)+     Amendment by and between Kjell Holmquist AB and the
                   Registrant dated July 3, 1992
     10.5C(1)      Amendment by and between Kjell Holmquist AB and the
                   Registrant dated April 22, 1992
     10.5D(1)+     Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992
     10.6A(1)+     License Agreement by and between Amsu, Ltd., and Ortho
                   Pharmaceutical Corporation dated June 23, 1989
     10.6B(1)+     Amendment by and between Amsu, Ltd., and the Registrant
                   dated July 3, 1992
     10.6C(1)      Amendment by and between Amsu, Ltd., and the Registrant
                   dated April 22, 1992
     10.6D(1)+     Stock Purchase Agreement by and between Amsu, Ltd., and the
                   Registrant dated July 10, 1992
     10.11(4)      Form of Indemnification Agreements by and among the
                   Registrant and the Directors and Officers of the Registrant
     10.12(2)      1991 Incentive Stock Plan and Form of Agreement, as amended
     10.13(1)      1994 Director Option Plan and Form of Agreement
     10.14(1)      Form of 1994 Employee Stock Purchase Plan and Form of
                   Subscription Agreement
     10.17(1)      Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay
     10.21(3)+     Distribution Services Agreement between the Registrant and
                   Synergy Logistics, Inc. (a wholly-owned subsidiary of
                   Cardinal Health, Inc.)+ dated February 9, 1996
     10.22(3)+     Manufacturing Agreement between the Registrant and CHINOIN
                   Pharmaceutical and Chemical Works Co., Ltd. dated December
                   20, 1995
     10.22A(11)+   Amendment One, dated as of December 11, 1997, to the
                   Manufacturing Agreement by and between VIVUS and CHINOIN
                   Pharmaceutical and Chemical Works Co., Ltd. dated December
                   20, 1995
     10.23(6)+     Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996
     10.24(5)+     Distribution Agreement made as of May 29, 1996 between the
                   Registrant and ASTRAZ AB
    10.24A(14)++   Amended Distribution Agreement dated December 22, 1999
                   between AstraZeneca and the Registrant
     10.27(11)+    Distribution Agreement made as of January 22, 1997 between the Registrant and Janssen Pharmaceutica International, a
                   division of Cilag AG International
     10.27A(11)+   Amended and Restated Addendum 1091, dated as of October 29,
                   1997, between VIVUS International Limited and Janssen
                   Pharmaceutica International
     10.28(7)      Lease Agreement made as of January 1, 1997 between the
                   Registrant and Airport Associates
     10.29(7)      Lease Amendment No. 1 as of February 15, 1997 between
                   Registrant and Airport Associates
     10.29A(10)    Lease Amendment No. 2 dated July 24, 1997 by and between the
                   Registrant and Airport Associates
     10.29B(10)    Lease Amendment No. 3 dated July 24, 1997 by and between the
                   Registrant and Airport Associates
     10.31(9)+     Manufacture and Supply Agreement between Registrant and
                   Spolana Chemical Works, A.S. dated May 30, 1997

      EXHIBIT
       NUMBER                              DESCRIPTION
      -------                              -----------
     10.32A(11)    Agreement between ADP Marshall, Inc. and the Registrant
                   dated December 19, 1997
     10.32B(11)    General Conditions of the Contract for Construction
     10.32C(11)    Addendum to General Conditions of the Contract for
                   Construction
     10.34(12)+    Agreement dated as of June 30, 1998 between Registrant and
                   Alza Corporation
     10.35(12)+    Sales Force Transition Agreement dated July 6, 1998 between
                   Registrant and Alza Corporation
     10.36(13)     Form of, "Change of Control Agreements," dated July 8, 1998 by and between the Registrant and certain Executive Officers of the Company.
     10.30A(13)    Amendment of lease agreement made as of October 19, 1998 by and between Registrant and 605 East Fairchild Associates,
                   L.P.
     10.37(13)     Sublease agreement made as of November 17, 1998 between
                   Caliper Technologies, Inc. and Registrant
     10.22B(13)+   Amendment Two, dated as of December 18, 1998 by and between
                   VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works
                   Co.
     10.31A(13)+   Amendment One, dated as of December 12, 1998 by and between
                   VIVUS, Inc. and Spolana Chemical Works, A.S.
     10.38(14)++   License Agreement by and between ASIVI, LLC, AndroSolutions,
                   Inc., and the Registrant dated February 29, 2000
    10.38A(14)++   Operating Agreement of ASIVI, LLC, between AndroSolutions,
                   Inc. and the Registrant dated February 29, 2000
     10.39(14)     Sublease agreement between KVO Public Relations, Inc. and
                   the Registrant dated December 21, 1999
     21.2          List of Subsidiaries
     23.1          Consent of Independent Public Accountants
     24.1          Power of Attorney (see "Power of Attorney")
     27.1          Financial Data Schedule

---------------
  +  Confidential treatment granted.

 ++  Confidential treatment requested.

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

(14) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

     (b) REPORTS ON FORM 8-K

     None.

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

Date: March 30, 2000

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                SIGNATURE                                      TITLE                          DATE
                ---------                                      -----                          ----
           /s/ LELAND F. WILSON                 President, Chief Executive Officer       March 30, 1999
------------------------------------------  (Principal Executive Officer) and Director
             Leland F. Wilson

           /s/ VIRGIL A. PLACE              Chairman of the Board and Chief Scientific   March 30, 1999
------------------------------------------             Officer and Director
             Virgil A. Place

           /s/ RICHARD WALLISER                 Vice President of Finance and Chief      March 30, 1999
------------------------------------------    Financial Officer (Principal Financial
             Richard Walliser                         and Accounting Officer)

           /s/ JOSEPH E. SMITH                               Director                    March 30, 1999
------------------------------------------
             Joseph E. Smith

           /s/ MARIO M. ROSATI                               Director                    March 30, 1999
------------------------------------------
             Mario M. Rosati

            /s/ MARK B. LOGAN                                Director                    March 30, 1999
------------------------------------------
              Mark H. Logan

      /s/ LINDA M. SHORTLIFFE, M.D.                          Director                    March 30, 1999
------------------------------------------
        Linda M. Shortliffe, M.D.

                                  VIVUS, INC.

                            REPORT ON FORM 10-K FOR
                        THE YEAR ENDED DECEMBER 31, 1998

                               INDEX TO EXHIBITS*

    EXHIBIT                                                                   SEQUENTIALLY
     NUMBER                             EXHIBIT NAME                          NUMBERED PAGE
    -------                             ------------                          -------------
    10.24A++    Amended Distribution Agreement dated December 22, 1999
                between AstraZeneca and the Registrant......................
     10.38++    License Agreement by and between ASIVI, LLC, AndroSolutions,
                Inc., and the Registrant dated February 29, 2000............
    10.38A++    Operating Agreement of ASIVI, LLC, between AndroSolutions,
                Inc. and the Registrant dated February 29, 2000.............
      10.39     Sublease agreement between KVO Public Relations, Inc. and
                the Registrant dated December 21, 1999......................
      21.2      List of Subsidiaries........................................
      23.1      Consent of Independent Public Accountants...................
      24.1      Power of Attorney (see "Power of Attorney").................
      27.1      Financial Data Schedule.....................................

---------------
 * Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.
++ Confidential treatment requested.