Form 10-Q
period 2000-03-31
VIVUS INC
filed 2000-05-15
CIK 881524

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-23490

                                  VIVUS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3136179
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NUMBER)

              1172 CASTRO STREET
              MOUNTAIN VIEW, CA                                    94040
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

                                 (650) 934-5200
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      N/A
              (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     At March 31, 2000, 32,246,413 shares of common stock were outstanding.

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

                         PART I:  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  VIVUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   THREE MONTHS ENDED
                                                              ----------------------------
                                                               MARCH 31,       MARCH 31,
                                                                  2000            1999
                                                              ------------    ------------
                                                              (UNAUDITED)     (UNAUDITED)
Revenue
  US product................................................    $ 5,758         $ 4,538
  International product.....................................      2,038           1,716
  Milestone.................................................         --           4,000
  Returns Allowance.........................................       (329)           (500)
                                                                -------         -------
          Total revenue.....................................      7,467           9,754
                                                                -------         -------
Operating Expenses
  Cost of goods sold........................................      2,927           3,603
  Research and development..................................      1,204           1,786
  Selling, general and administrative.......................      2,217           1,352
  Other restructuring costs.................................         --            (500)
                                                                -------         -------
          Total operating expenses..........................      6,348           6,241
                                                                -------         -------
Income from operations......................................      1,119           3,513
Interest and other income...................................        599             479
                                                                -------         -------
     Income before taxes....................................      1,718           3,992
Income tax provision........................................       (172)           (200)
                                                                -------         -------
     Net income.............................................    $ 1,546         $ 3,792
                                                                =======         =======
Net income per share:
       Basic................................................    $  0.05         $  0.12
       Diluted..............................................    $  0.05         $  0.12
Shares used in the computation of net income per share:
       Basic................................................     32,223          31,934
       Diluted..............................................     33,556          32,211

                                  VIVUS, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                              --------------------------
                                                               MARCH 31,      MARCH 31,
                                                                 2000           1999
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
Net Income..................................................    $1,546         $3,792
Other comprehensive income:
  Unrealized gain (loss) on securities......................        75            (65)
  Income tax benefit (provision)............................        (7)             3
                                                                ------         ------
                                                                    68            (62)
                                                                ------         ------
Comprehensive income........................................    $1,614         $3,730
                                                                ======         ======

                                  VIVUS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash......................................................   $ 13,207        $  8,785
  Available-for-sale securities.............................     23,671          27,049
  Accounts receivable.......................................      2,532           4,432
  Inventories...............................................      3,733           3,527
  Prepaid expenses and other assets.........................      1,079           4,338
                                                               --------        --------
          Total current assets..............................     44,222          48,131
  Property and equipment....................................     15,555          16,071
  Available-for-sale securities, non-current................      5,534           4,558
                                                               --------        --------
          Total.............................................   $ 65,311        $ 68,760
                                                               ========        ========

Current Liabilities:
  Accounts payable..........................................   $  1,172        $  2,453
  Accrued and other liabilities.............................     15,792          19,062
                                                               --------        --------
  Current liabilities.......................................     16,964          21,515
  Accrued and other long-term liabilities...................      5,125           5,749
                                                               --------        --------
          Total liabilities.................................     22,089          27,264
                                                               --------        --------

Stockholders' equity:
  Common stock; $.001 par value; shares authorized 200,000;
     shares outstanding -- March 31, 2000, 32,246; December
     31, 1999, 32,211;......................................         32              32
  Paid in capital...........................................    132,748         132,643
  Accumulated other comprehensive income....................       (115)           (190)
  Accumulated deficit.......................................    (89,443)        (90,989)
                                                               --------        --------
          Total stockholders' equity........................     43,222          41,496
                                                               --------        --------
          Total.............................................   $ 65,311        $ 68,760
                                                               ========        ========

                                  VIVUS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2000           1999
                                                              -----------    -----------
                                                              (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................   $  1,546       $  3,792
  Adjustments to reconcile net income to net cash provided
     by (used for) operating activities:
     Depreciation and amortization..........................        777            828
     Stock compensation costs...............................         --            109
  Changes in assets and liabilities:
     Accounts receivable....................................      1,901          1,684
     Inventories............................................       (206)           935
     Prepaid expenses and other assets......................      3,259           (139)
     Accounts payable.......................................     (1,281)        (1,083)
     Accrued and other liabilities..........................     (3,894)         6,415
                                                               --------       --------
          Net cash provided by operating activities.........      2,102         12,541
                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment purchases..........................       (261)           (39)
  Investment purchases......................................    (57,534)       (24,403)
  Proceeds from sale/maturity of securities.................     60,011         13,291
                                                               --------       --------
          Net cash provided by (used for) investing
            activities......................................      2,216        (11,151)
                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of common stock options..........................        104             49
                                                               --------       --------
          Net cash provided by financing activities.........        104             49
                                                               --------       --------
NET INCREASE IN CASH........................................      4,422          1,439
CASH:
  Beginning of period.......................................      8,785          2,989
                                                               --------       --------
  End of period.............................................   $ 13,207       $  4,428
                                                               ========       ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized gain (loss) on securities......................   $     75       $    (65)
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid.........................................   $    440             36

                                  VIVUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

 2. RESTRUCTURING RESERVE

     During 1998, the Company experienced a significant decline in market demand as the result of the introduction of a competitor's product. As a result, the Company took steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. (See Notes 1 and 6 to the Consolidated Financial Statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K). The restructuring reserve balance at March 31, 2000 was $7.3 million, a decrease of $887,000 from $8.2 million at December 31, 1999.

                                 SEVERANCE      INVENTORY     PROPERTY
                                AND EMPLOYEE   AND RELATED   AND RELATED    MARKETING
                                   COSTS       COMMITMENTS   COMMITMENTS   COMMITMENTS    OTHER     TOTAL
           (000'S)              ------------   -----------   -----------   -----------   -------   --------
Restructuring Provision.......    $ 3,069       $ 16,083      $ 34,684      $  3,191     $ 3,708   $ 60,735
Incurred in 1998..............     (1,159)       (10,699)      (30,020)       (1,884)     (1,915)   (45,677)
Incurred in 1999..............     (1,610)        (1,379)         (784)       (1,307)     (1,793)    (6,873)
                                  -------       --------      --------      --------     -------   --------
Balance at December 31,
  1999........................        300          4,005         3,880             0           0      8,185
Incurred in first quarter
  2000........................       (229)          (500)         (158)            0           0       (887)
                                  -------       --------      --------      --------     -------   --------
Balance at March 31, 2000.....    $    71       $  3,505      $  3,722      $      0     $     0   $  7,298
                                  =======       ========      ========      ========     =======   ========

     The Company expects that over the next twelve months, it will make cash payments of approximately $2.2 million related to the restructuring, with the remaining $5.1 million to occur in later years.

 3. ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities as of March 31, 2000 and December 31, 1999 consist of:

                                                MARCH 31, 2000    DECEMBER 31, 1999
                   (000'S)                      --------------    -----------------
Restructuring.................................     $ 7,298             $ 8,185
Product returns...............................       2,884               4,300
Income taxes..................................       2,749               3,016
Research and clinical expenses................       2,423               2,803
Royalties.....................................       2,358               2,312
Unearned revenue..............................         296               1,930
Employee compensation and benefits............       1,560               1,287
Other.........................................       1,349                 978
                                                   -------             -------
                                                   $20,917             $24,811
                                                   =======             =======

                                  VIVUS, INC.

                                 MARCH 31, 2000

 4. NET INCOME PER SHARE

     Net income per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," which requires a dual presentation of basic and diluted earnings per share. Basic income per share is based on the weighted average number of common shares outstanding during the periods. Diluted income per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options. Certain options are excluded from the diluted income per share for periods presented because they are anti-dilutive.

 5. SEGMENT INFORMATION

     During 1998, the Company adopted Statement of Financial Accounting Statement SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." SFAS 131 requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires business segment information used by management to assess performance and manage company resources for information disclosure. On this basis, the Company primarily sells its product through wholesale channels in the United States. International sales are made only to the Company's international partners. All transactions are denominated in U.S. dollars; therefore, the Company considers the arrangement as operating in a single segment.

     During the first three months of 2000 and 1999, five customers accounted for the following percentages of revenue:

                                                              2000    1999
                                                              ----    ----
Customer A..................................................   27%     30%
Customer B..................................................   15%     14%
Customer C..................................................   14%     13%
Customer D..................................................   14%     16%
Customer E..................................................   11%     15%

 6. PRODUCT RETURNS

     The product returns reserve at March 31, 2000 was $2.9 million, compared to $4.3 million at December 31, 1999. During the first quarter of 2000, the Company recorded an allowance of $329 thousand that was more than offset by actual returns of expired product of $1.7 million.

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ from those set forth in such forward-looking statements as a result of certain factors, including those set forth in the Risk Factors section starting on page 11 of this document.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     VIVUS, Inc. ("VIVUS" or the "Company") is the developer and manufacturer of MUSE(R) (alprostadil) and ACTIS(R), two advancements in the treatment of men with erectile dysfunction ("ED"), also known as impotence. The Company's objective is to become a global leader in the development and commercialization of innovative therapies for the treatment of sexual dysfunction and urologic disorders in men and women. VIVUS has ongoing research and development ("R&D") programs in male ED, female sexual dysfunction ("FSD"), male premature ejaculation ("PE"), and it intends to pursue targeted technology acquisitions to expand its R&D pipeline. The Company intends to market and sell its products through distribution, co-promotion or license agreements with corporate partners. In December 1999, the company filed a New Drug Application ("NDA") with the U.S. Food and Drug Administration ("FDA") for ALIBRA(R), its second-generation male ED treatment.

     In November 1996, the Company obtained marketing clearance by the FDA to manufacture and market its first product and commercially introduced MUSE in the United States beginning in January 1997. The launch of MUSE went on to become one of the top 25 most successful drug launches in the U.S., and the Company recorded a net profit of $36.6 million and product revenue of $129.3 million for the year ended December 31, 1997.

     During 1998, the Company experienced a significant decline in market demand for MUSE as the result of the introduction of a competitor's product in April 1998. Since the launch of this competitive product, MUSE prescriptions have declined more than 80% in the U.S. During the second and third quarters of 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. As a result, the Company incurred a net loss of $80 million and had negative operating cash flow of $26 million for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     During 1999, the Company streamlined its operations to align it more closely with the Company's current and expected revenues. The Company achieved profitability for all quarters in 1999, earning $0.58 per share for the year. Cash, cash equivalents and available-for-sale securities at December 31, 1999 increased $16.5 million from December 31, 1998 to $40.4 million, while total liabilities decreased $5.1 million during the same period, resulting in a stronger balance sheet for operating the business and for investing in the future. The Company was awarded five patents in the areas of FSD, ED and PE to further build and strengthen our patent portfolio. The Company submitted an NDA for ALIBRA, our second-generation treatment for ED, to the FDA in December 1999. The Company also established a targeted sales force in the U.S. for MUSE during 1999.

FISCAL 2000

     In the first quarter of 2000, the Company reported net income of $1.5 million, for $0.05 net income per diluted share. The Company continues to strengthen its balance sheet, increasing cash by $2 million to $42.4 million while reducing total liabilities by $5.2 million. The Company further solidified its FSD intellectual property position through an exclusive agreement with AndroSolutions, Inc. In addition, two new patents were awarded, one for local administration of PDE5 inhibitors in treating erectile dysfunction and a second patent covering oral and other administration routes of serotonin antagonists for the treatment of premature ejaculation.

RESULTS OF OPERATIONS

  Three Months Ended March 31, 2000 and 1999

     Product revenues for the quarter ended March 31, 2000 were $5.8 million in the United States and $2.0 million internationally, compared to $4.5 million in the United States and $1.7 million internationally for the quarter ended March 31, 1999. U.S. product revenue increased 27% in first quarter of 2000, compared to the first quarter of 1999. Product shipments in the U.S. during the first quarter are more reflective of current demand, as compared to the first quarter of 1999 where wholesale inventory levels were much higher. As of March 31, 2000, wholesale inventory levels, represent approximately one-half of one month's supply. International product revenue of $2.0 million in the first quarter of 2000 include $1.7 million of product manufactured in the fourth quarter of 1999 and shipped to AstraZeneca in first quarter of 2000 to support MUSE sales during the transition of marketing rights back to the Company. This compares with $1.7 million in international product sales for the first quarter of 1999. International product sales are expected to decrease from current levels until an international marketing partner for the AstraZeneca territories is engaged.

     Total revenues in the first quarter of 1999 included a $4.0 million milestone payment from AstraZeneca for the marketing approval of MUSE in Germany and France. Total revenues in the first quarter of 1999 were reduced by the returns allowance of $500 thousand, compared to $329 thousand in the first quarter 2000.

     Cost of goods sold was $2.9 million for the first quarter of 2000, compared to $3.6 million for the first quarter 1999. This decrease was primarily the result of production efficiencies and continued cost conservation efforts.

     Research and development ("R&D") expenses for the first quarter of 2000 were $1.2 million, compared to $1.8 million in the first quarter of 1999. Lower spending in the first quarter of 2000 is primarily attributed to timing of R&D Projects in the development process. The Company anticipates that R&D expenses will increase over current levels in the second half of 2000, as the Company continues to progress in the development of its R&D pipeline.

     Selling, general and administrative expense was $2.2 million for the first quarter 2000, compared to $1.4 million in the first quarter of 1999. Higher selling, general and administrative expense is mainly attributed to increased investments in U.S. sales and marketing efforts.

     The Company recorded a tax provision of ten percent (10%) of income before taxes for the first quarter of 2000, compared with five percent (5%) recorded in the same period of 1999. Both periods include the effect of net operating loss ("NOL") carried forward from prior periods. The tax rate would have been substantially higher if the NOLs had not been available to offset current income.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed operations primarily from the sale of preferred and common stock. Through March 31, 2000, VIVUS has raised $153.9 million from financing activities and has an accumulated deficit of $89.4 million at March 31, 2000.

     Cash, cash equivalents and available-for-sale securities totaled $42.4 million at March 31, 2000, compared with $40.4 million at December 31, 1999. The $2.0 million increase in cash from December 31, 1999 primarily resulted in payments received from AstraZeneca for other income ($3.3 million) and milestone revenue ($2.0 million) recorded in the fourth quarter of 1999 and net income of $1.5 million for the quarter. These increases were partially offset by the $5.2 million reduction in total liabilities.

     Accounts receivable at March 31, 2000 were $2.5 million, compared with $4.4 million at December 31, 1999, a decrease of $1.9 million due primarily to payment received from AstraZeneca for the milestone of $2 million related to the marketing approval of MUSE in Italy.

     Total liabilities were $22.1 million at March 31, 2000, compared with $27.3 million at December 31, 1999, a decrease of $5.2 million. The decrease primarily relates to lower unearned revenue of $1.7 million associated with product shipments to AstraZeneca, net returns of expired product of $1.4 million and lower accounts payable by $1.3 million.

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

     The Company entered into an international marketing agreement with Janssen to purchase the Company's products for resale in multiple Pacific Rim countries (excluding Japan), Canada, Mexico, South Africa, the Middle East, Russia, the Indian sub-continent, and Africa. The marketing agreement does not have minimum purchase commitments and the Company is dependent on Janssen's efforts to distribute and sell the Company's products effectively in the above-mentioned markets. Janssen may take up to twelve months to introduce a product in a given country following regulatory approval in such country. There can be no assurance that such efforts will be successful or that Janssen will continue to support the product. In addition, the Company filed a demand for arbitration against Janssen pursuant to the terms of the Distribution Agreement seeking an award of $3.9 million plus costs and interest in November 1999. There can be no assurance that the filing of this demand will not have a negative impact on the Company's relationship under this Agreement.

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

DEPENDENCE ON SINGLE SOURCE OF SUPPLY

     The Company relies on a single injection molding company, The Kipp Group, for its supply of plastic applicator components. In turn, Kipp obtains its supply of resin, a key ingredient of the applicator, from a single source, Huntsman Corporation. The Company also relies on a single source, E-Beam Services, Inc., for sterilization of its product. There can be no assurance that the Company will be able to identify and qualify additional sources of plastic components and an additional sterilization facility. The Company is required to receive FDA approval for suppliers. The FDA may require additional clinical trials or other studies prior to accepting a new supplier. Unless the Company secures and qualifies additional sources of plastic components or an additional sterilization facility, it will be entirely dependent upon the existing supplier and E-Beam. If interruptions in these supplies or services were to occur for any reason, including a decision by existing suppliers and/or E-Beam to discontinue manufacturing or services, political unrest, labor disputes or a failure of the existing suppliers and/or E-Beam to follow regulatory guidelines, the development and commercial marketing of MUSE and other potential products could be delayed or prevented. An interruption in sterilization services or the Company's supply of plastic components would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     In December 1999, the Company submitted an NDA for ALIBRA to the FDA. The FDA may take up to 12 months to review the Company's submission, and may (1) ask the Company to provide more data; (2) ask the Company to perform additional clinical trials; or (3) not grant approval of the application. Even if ALIBRA is approved, there can be no assurances that there will be a market for this transurethral system to treat ED.

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

     In 1996, the Company entered into an agreement with WRB Communications ("WRB") to handle patient and healthcare professional hotlines for the Company. WRB maintains a staff of healthcare professionals to handle questions and inquiries about MUSE and ACTIS. These calls may include complaints about the Company's product due to efficacy or quality, as well as reporting of adverse events. As a result of this agreement, the Company is dependent on WRB to effectively handle these hotline calls. There can be no assurance that such effort will be successful.

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

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

     The Company anticipates that its existing capital resources combined with anticipated future revenues may not be sufficient to support the commercial introduction of any new products and as such, it continually evaluates alternative financing opportunities that may include joint ventures, co-development, or licensing agreements to support the development of its R&D pipeline.

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

HISTORY OF LOSSES AND LIMITED OPERATING HISTORY

     The Company has generated a cumulative net loss of $89.4 million for the period from its inception through March 31, 2000. In order to sustain profitable operations, the Company must successfully manufacture and market MUSE and keep its expenditures in line with lower product revenues. The Company is subject to a number of risks including its ability to successfully market, distribute and sell its product, intense competition, and its reliance on a single therapeutic approach to erectile dysfunction. There can be no assurance that the Company will be able to continue to achieve profitability on a sustained basis. Accordingly, there can be no assurance of the Company's future success.

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

     Management believes that the restructuring measures taken were adequate in bringing the cost structure in line with current and projected revenues; however, there can be no assurance that product demand will not weaken further or that these measures will result in sustained profitability in future periods.

LIMITED MANUFACTURING EXPERIENCE

     The Company has limited experience in manufacturing and selling MUSE in commercial quantities. The Company leases 90,000 square feet of space in New Jersey in which it constructed manufacturing and testing facilities. The FDA and European Medicine Controls Agency ("MCA") authorized the Company to begin commercial production and shipment of MUSE from its new facility in June and March 1998, respectively. In September 1998, the Company closed its contract-manufacturing site within PACO Pharmaceutical Services, Inc. and significantly scaled back its manufacturing operations in the New Jersey facility, as a result of lower domestic and international demand for MUSE. Production is currently significantly below capacity for the plant.

DEPENDENCE ON THE COMPANY'S TRANSURETHRAL SYSTEM FOR ERECTION

     The Company's drug products developed to treat ED, MUSE and ALIBRA, rely on a single therapeutic approach, its transurethral system for erection. Failure to successfully commercialize these products will have a material adverse effect on the Company's business. The existence of side effects or dissatisfaction with these products may impact a patient's decision to use or continue to use or a physician's decision to recommend this therapeutic approach as a therapy for the treatment of ED, thereby affecting the commercial viability of MUSE and ALIBRA.

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

GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS

     The Company's research, pre-clinical development, clinical studies, manufacturing and marketing of its products are subject to extensive regulation, rigorous testing and approval processes of the FDA and equivalent foreign regulatory agencies. The Company's product MUSE has received marketing clearance in 49 countries to date.

     The Company has submitted a New Drug Application ("NDA") for ALIBRA to FDA and is applying for marketing authorization in the European countries via the centralized procedure. There is no guarantee, however, that these applications will be approved. Failure to gain regulatory approval for ALIBRA will prevent this product from being commercialized and will have an adverse effect on the Company's business.

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

     In connection with routine inspection of the Company's New Jersey manufacturing facility at 745 Airport Road, the FDA issued to the Company an FDA Form 483 containing two observations. The observations identified specific areas where the FDA viewed the Company's operations not to be in complete compliance with current Good Manufacturing Practices ("cGMP") requirements. A detailed response to the observations was submitted to the FDA on November 24, 1999. Subsequently, the FDA indicated that the response submitted adequately addressed the observations identified and no further action is required.

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

     The Company is the sole assignee of three United States patents, one divisional patent application and one continuation application all deriving from patent applications originally filed by Alza covering inventions of Dr. Virgil Place made while he was an employee of Alza. The patents and patent applications are directed to dosage forms for administering a therapeutic agent to the urethra, methods for treating erectile dysfunction and specific drug formulations that can be delivered transurethrally for the treatment of erectile dysfunction. The divisional and continuation applications were filed in the United States on June 7, 1995. All patents issuing on applications filed before June 8, 1995 will automatically have a term that is the greater of twenty years from the patent's effective filing date or seventeen years from the date of patent grant. Foreign patents have been granted in Australia, Europe (including Austria, Belgium, Denmark, France, Germany, Great Britain, Greece, Italy, Luxembourg, the Netherlands, Spain, Sweden and Switzerland), New Zealand, South Africa and South Korea, and foreign applications are pending in Canada, Mexico, and Japan.

     The Company's license and assignment agreements for these patents and patent applications are royalty bearing and do not expire until the licensed patents expire. These license and assignment agreements provide that the Company may assume responsibility for the maintenance and prosecution of the patents and bring infringement actions.

     In addition to the Voss, Kock, and Place patents and applications identified above, the Company has ten issued United States patents, six pending United States patent applications, one Patent Cooperation Treaty ("PCT") applications, two granted foreign patents, and fourteen pending foreign patent applications. Several of these patents and applications further address the prevention, treatment and diagnosis of ED, while others are directed to prevention and/or treatment of other types of sexual dysfunction, including premature ejaculation in men and female sexual dysfunction. One of the Company's issued patents covers the Company's ACTIS(R) venous flow control device. Other issued patents and pending patent applications focus on prevention and/or treatment of conditions other than sexual dysfunction, including vascular disorders such as peripheral vascular disease ("PVD"), hormone replacement therapy, and contraception.

     The Company has entered into an agreement with AndroSolutions, Inc., a privately held biomedical corporation based in Knoxville, Tennessee, that holds patents and applications complementary to the Company's patents and applications directed to the treatment of FSD. Both the Company and AndroSolutions have contributed their FSD patents and applications into a jointly formed limited liability company, ASIVI, LLC, which exclusively licenses to VIVUS worldwide rights to the common patents and applications, and will work to further develop FSD products of interest to the Company.

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

UNCERTAINTY OF PHARMACEUTICAL PRICING AND REIMBURSEMENT

     In the U.S. and elsewhere, sales of pharmaceutical products are dependent, in part, on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. With the introduction of sildenafil, third party payors have begun to restrict or eliminate reimbursement for erectile dysfunction treatments. While a large percentage of prescriptions in the U.S. for MUSE have been reimbursed by third party payors since its commercial launch in January 1997, there can be no assurance that the Company's products will be considered cost effective and that reimbursement to the consumer will continue to be available or sufficient to allow the Company to sell its products on a competitive basis.

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

                          PART II:  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     During the first quarter of 2000, the Company reached agreement with Oxford Asymmetry International, plc. ("Oxford") to terminate a long-term supply agreement for prostaglandin E1 ("alprostadil") that was executed on August 29, 1997, following the receipt of a notice of demand for arbitration from Oxford. As a part of this agreement, the Company paid $500 thousand for a non-exclusive license to use analytical and stability data related to alprostadil that was provided by Oxford to the Company. The payment to Oxford did not impact the Company's earnings for the quarter, as this amount was fully reserved for by the Company as part of its 1998 restructuring.

     On November 3, 1999, the Company filed a demand for arbitration against Janssen with the American Arbitration Association pursuant to the terms of the Distribution Agreement entered into on January 22, 1997. The Company seeks compensation for inventory manufactured in 1998 in reliance on contractual forecasts and orders submitted by Janssen. The Company also seeks compensation for forecasts and order shortfalls attributed to Janssen in 1998, pursuant to the terms of the Distribution Agreement. The Company seeks an award of $3.9 million plus costs and interest. On December 3, 1999, Janssen submitted its response to the Company's arbitration demand denying liability. On January 3, 2000, each party designated an independent arbitrator. The designated arbitrators will select a third neutral arbitrator, and a hearing is expected to occur later this year.

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS (IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

          EXHIBIT
           NUMBER                               DESCRIPTION
        ------------                            -----------
         3.2(7)         Amended and Restated Certificate of Incorporation of the
                        Company
         3.3(4)         Bylaws of the Registrant, as amended
         3.4(8)         Certificate of Designations of Rights, Preferences and
                        Privileges of Series A Participating Preferred Stock
         4.1(7)         Specimen Common Stock Certificate of the Registrant
         4.2(7)         Registration Rights, as amended
         4.4(1)         Form of Preferred Stock Purchase Warrant issued by the
                        Registrant to Invemed Associates, Inc., Frazier Investment
                        Securities, L.P., and Cristina H. Kepner
         4.5(8)         Second Amended and Restated Preferred Shares Rights
                        Agreement, dated as of April 15, 1997 by and between the
                        Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights
                        Certificate and the Summary of Rights attached thereto as
                        Exhibits A, B, and C, respectively
        10.1(1)+        Assignment Agreement by and between Alza Corporation and the
                        Registrant dated December 31, 1993
        10.2(1)+        Memorandum of Understanding by and between Ortho
                        Pharmaceutical Corporation and the Registrant dated February
                        25, 1992
        10.3(1)+        Assignment Agreement by and between Ortho Pharmaceutical
                        Corporation and the Registrant dated June 9, 1992
        10.4(1)+        License Agreement by and between Gene A. Voss, MD, Allen C.
                        Eichler, MD, and the Registrant dated December 28, 1992
        10.5A(1)+       License Agreement by and between Ortho Pharmaceutical
                        Corporation and Kjell Holmquist AB dated June 23, 1989
        10.5B(1)+       Amendment by and between Kjell Holmquist AB and the
                        Registrant dated July 3, 1992

          EXHIBIT
           NUMBER                               DESCRIPTION
        ------------                            -----------
        10.5C(1)        Amendment by and between Kjell Holmquist AB and the
                        Registrant dated April 22, 1992
        10.5D(1)+       Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992
        10.6A(1)+       License Agreement by and between Amsu, Ltd., and Ortho
                        Pharmaceutical Corporation dated June 23, 1989
        10.6B(1)+       Amendment by and between Amsu, Ltd., and the Registrant
                        dated July 3, 1992
        10.6C(1)        Amendment by and between Amsu, Ltd., and the Registrant
                        dated April 22, 1992
        10.6D(1)+       Stock Purchase Agreement by and between Amsu, Ltd., and the
                        Registrant dated July 10, 1992
        10.11(4)        Form of Indemnification Agreements by and among the
                        Registrant and the Directors and Officers of the Registrant
        10.12(2)        1991 Incentive Stock Plan and Form of Agreement, as amended
        10.13(1)        1994 Director Option Plan and Form of Agreement
        10.14(1)        Form of 1994 Employee Stock Purchase Plan and Form of
                        Subscription Agreement
        10.17(1)        Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay
        10.21(3)+       Distribution Services Agreement between the Registrant and
                        Synergy Logistics, Inc. (a wholly-owned subsidiary of
                        Cardinal Health, Inc.)+ dated February 9, 1996
        10.22(3)+       Manufacturing Agreement between the Registrant and CHINOIN
                        Pharmaceutical and Chemical Works Co., Ltd. dated December
                        20, 1995
        10.22A(11)+     Amendment One, dated as of December 11, 1997, to the
                        Manufacturing Agreement by and between VIVUS and CHINOIN
                        Pharmaceutical and Chemical Works Co., Ltd. dated December
                        20, 1995
        10.23(6)+       Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996
        10.24(5)+       Distribution Agreement made as of May 29, 1996 between the
                        Registrant and ASTRAZ AB
        10.24A(14)++    Amended Distribution Agreement dated December 22, 1999
                        between AstraZeneca and the Registrant
        10.27(11)+      Distribution Agreement made as of January 22, 1997 between the Registrant and Janssen Pharmaceutica International, a
                        division of Cilag AG International
        10.27A(11)+     Amended and Restated Addendum 1091, dated as of October 29,
                        1997, between VIVUS International Limited and Janssen
                        Pharmaceutica International
        10.28(7)        Lease Agreement made as of January 1, 1997 between the
                        Registrant and Airport Associates
        10.29(7)        Lease Amendment No. 1 as of February 15, 1997 between
                        Registrant and Airport Associates
        10.29A(10)      Lease Amendment No. 2 dated July 24, 1997 by and between the
                        Registrant and Airport Associates

          EXHIBIT
           NUMBER                               DESCRIPTION
        ------------                            -----------
        10.29B(10)      Lease Amendment No. 3 dated July 24, 1997 by and between the
                        Registrant and Airport Associates
        10.31(9)+       Manufacture and Supply Agreement between Registrant and
                        Spolana Chemical Works, A.S. dated May 30, 1997
        10.32A(11)      Agreement between ADP Marshall, Inc. and the Registrant
                        dated December 19, 1997
        10.32B(11)      General Conditions of the Contract for Construction
        10.32C(11)      Addendum to General Conditions of the Contract for
                        Construction
        10.34(12)+      Agreement dated as of June 30, 1998 between Registrant and
                        Alza Corporation
        10.35(12)+      Sales Force Transition Agreement dated July 6, 1998 between
                        Registrant and Alza Corporation
        10.36(13)       Form of, "Change of Control Agreements," dated July 8, 1998 by and between the Registrant and certain Executive Officers of the Company.
        10.30A(13)      Amendment of lease agreement made as of October 19, 1998 by and between Registrant and 605 East Fairchild Associates,
                        L.P.
        10.37(13)       Sublease agreement made as of November 17, 1998 between
                        Caliper Technologies, Inc. and Registrant
        10.22B(13)+     Amendment Two, dated as of December 18, 1998 by and between
                        VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works
                        Co.
        10.31A(13)+     Amendment One, dated as of December 12, 1998 by and between
                        VIVUS, Inc. and Spolana Chemical Works, A.S.
        10.38(14)++     License Agreement by and between ASIVI, LLC, AndroSolutions,
                        Inc., and the Registrant dated February 29, 2000
        10.38A(14)++    Operating Agreement of ASIVI, LLC, between AndroSolutions,
                        Inc. and the Registrant dated February 29, 2000
        10.39(14)       Sublease agreement between KVO Public Relations, Inc. and
                        the Registrant dated December 21, 1999
        27.1            Financial Data Schedule

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

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2000                        VIVUS, Inc.

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