Form 10-Q
period 2000-06-30
VIVUS INC
filed 2000-08-10
CIK 881524

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     At June 30, 2000, 32,338,821 shares of common stock were outstanding.

                            Exhibit Index on Page XX


================================================================================

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                   VIVUS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                           ------------------------  ------------------------
                                             JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
                                               2000         1999         2000         1999
                                           -----------  ----------   -----------  -----------
                                           (unaudited)  (unaudited)  (unaudited)  (unaudited)
Revenue
      US product                             $  5,945     $  5,239     $ 11,703     $  9,778
      International product                     1,140        1,572        3,178        3,288
      Milestone                                    --           --           --        4,000
      Returns provision                          (338)      (1,293)        (667)      (1,793)
                                             --------     --------     --------     --------
          Total revenue                         6,747        5,518       14,214       15,273


Operating Expenses
      Cost of goods sold                        2,864        3,072        5,791        6,675
      Research and development                  1,209        1,762        2,413        3,548
      Selling, general and administrative       2,282        1,554        4,499        2,907
      Settlement of shareholder lawsuits           --          600           --          600
      Other restructuring costs                    --       (1,293)          --       (1,793)
                                             --------     --------     --------     --------
          Total operating expenses              6,355        5,695       12,703       11,937
                                             --------     --------     --------     --------

Income (loss) from operations                     392         (177)       1,511        3,336

Interest and other income                         597          484        1,196          963
                                             --------     --------     --------     --------

          Income before taxes                     989          307        2,707        4,299

Income tax provision                              (99)         (15)        (271)        (215)
                                             --------     --------     --------     --------

          Net income                         $    890     $    292     $  2,436     $  4,084
                                             ========     ========     ========     ========


Net income per share:
                   Basic                     $   0.03     $   0.01     $   0.08     $   0.13

                   Diluted                   $   0.03     $   0.01     $   0.07     $   0.13

Shares  used in the computation of
    net income per share:
                   Basic                       32,304       32,066       32,249       32,000

                   Diluted                     33,740       32,889       33,658       32,600

                                   VIVUS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                             ------------------------  -------------------------
                                               JUNE 30,    JUNE 30,      JUNE 30,     JUNE 30,
                                                 2000        1999          2000         1999
                                             -----------  -----------  -----------   -----------
                                             (unaudited)  (unaudited)  (unaudited)   (unaudited)
Net Income                                       $ 890       $ 292       $ 2,436       $ 4,084

Other comprehensive income:
       Unrealized gain (loss) on securities         (1)        231            74           166

       Income tax benefit (provision)               --         (12)           (7)           (9)
                                                 -----       -----       -------       -------

                                                    (1)        219            67           157
                                                 -----       -----       -------       -------

Comprehensive income                             $ 889       $ 511       $ 2,503       $ 4,241
                                                 =====       =====       =======       =======

                                   VIVUS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)


                                                                         JUNE 30,      DECEMBER 31,
                                                                           2000           1999
                                                                       -----------     ------------
                                                                       (unaudited)
Current assets:
            Cash                                                        $  14,127       $   8,785
            Available-for-sale securities                                  23,790          27,049
            Accounts receivable                                             3,531           4,432
            Inventories                                                     3,395           3,527
            Prepaid expenses and other assets                               1,189           4,338
                                                                        ---------       ---------
                       Total current assets                                46,032          48,131
            Property and equipment                                         15,119          16,071
            Available-for-sale securities, non-current                      5,545           4,558
                                                                        ---------       ---------
                       Total                                            $  66,696       $  68,760
                                                                        =========       =========


Current Liabilities:
            Accounts payable                                            $   2,033       $   2,453
            Accrued and other liabilities                                  15,546          19,062
                                                                        ---------       ---------
                       Total Current liabilities                           17,579          21,515
            Accrued and other long-term liabilities                         4,797           5,749
                                                                        ---------       ---------
                       Total liabilities                                   22,376          27,264

Stockholders' equity:
            Common stock; $.001 par value; shares authorized
                       200,000; shares outstanding - June 30, 2000
                       32,339; December 31, 1999 32,211;                       32              32
            Paid in capital                                               132,956         132,643
            Accumulated other comprehensive income                           (116)           (190)
            Accumulated deficit                                           (88,552)        (90,989)
                                                                        ---------       ---------
                       Total stockholders' equity                          44,320          41,496
                                                                        ---------       ---------
                       Total                                            $  66,696       $  68,760
                                                                        =========       =========

                                   VIVUS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                        ---------------------------
                                                                            2000           1999
                                                                        -----------     -----------
                                                                        (unaudited)     (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                           $  2,436       $  4,084
     Adjustments to reconcile net income to net cash
          provided by (used for) operating activities:
          Depreciation and amortization                                      1,219          1,654
          Stock compensation costs                                              --            182
          Issuance of common stock for lawsuit settlement                       --            600
     Changes in assets and liabilities:
          Accounts receivable                                                  901          2,679
          Inventories                                                          132          1,179
          Prepaid expenses and other assets                                  3,149           (621)
          Accounts payable                                                    (420)        (1,473)
          Accrued and other liabilities                                     (4,468)         6,193
                                                                          --------       --------
                Net cash provided by operating activities                    2,949         14,477
                                                                          --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Property and equipment  purchases                                        (265)           (75)
     Investment purchases                                                  (96,114)       (52,817)
     Proceeds from sale/maturity of securities                              98,460         40,345
                                                                          --------       --------
                Net cash provided by (used for) investing activities         2,081        (12,547)
                                                                          --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Exercise of common stock options                                          181            133
     Sale of common stock through employee
          stock purchase plan                                                  131            100
                                                                          --------       --------
                Net cash provided by financing activities                      312            233
                                                                          --------       --------


NET INCREASE IN CASH                                                         5,342          2,163

CASH:
     Beginning of  period                                                    8,785          2,989
                                                                          --------       --------
     End of period                                                        $ 14,127       $  5,152
                                                                          ========       ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Unrealized gain on securities                                        $     74       $    166

SUPPLEMENTAL CASH FLOW DISCLOSURE:
     Income taxes paid                                                    $    524             36

                                   VIVUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   RESTRUCTURING RESERVE

     During 1998, the Company experienced a significant decline in market demand as the result of the introduction of a competitor's product. As a result, the Company took steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. (See Notes 1 and 6 to the Consolidated Financial Statements for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K). The restructuring reserve balance at June 30, 2000 was $6.1 million, a decrease of $2.1 million from $8.2 million at December 31, 1999.

                                   SEVERANCE    INVENTORY     PROPERTY
                                 AND EMPLOYEE  AND RELATED   AND RELATED   MARKETING
                                     COSTS     COMMITMENTS   COMMITMENTS  COMMITMENTS      OTHER        TOTAL
                                 ------------  -----------   -----------  -----------     -------      --------
          (IN THOUSANDS)
Restructuring Provision ..........  $ 3,069      $ 16,083      $ 34,684      $ 3,191      $ 3,708      $ 60,735
Incurred in 1998 .................   (1,159)      (10,699)      (30,020)      (1,884)      (1,915)      (45,677)
Incurred in 1999 .................   (1,610)       (1,379)         (784)      (1,307)      (1,793)       (6,873)
                                    -------      --------      --------      -------      -------      --------
Balance at December 31, 1999 .....      300         4,005         3,880           --           --         8,185
Incurred in first quarter 2000 ...     (229)         (500)         (158)          --           --          (887)
Incurred in second quarter 2000 ..        0        (1,015)         (149)          --           --        (1,164)
                                    -------      --------      --------      -------      -------      --------
Balance at June 30, 2000 .........  $    71      $  2,490      $  3,573      $    --      $    --      $  6,134
                                    =======      ========      ========      =======      =======      ========

     The Company expects that over the next twelve months, it will make cash payments of approximately $1.3 million related to the restructuring, with the remaining $4.8 million to occur in later years.

3.   ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities as of June 30, 2000 and December 31, 1999, in thousands, consist of:

                                                 JUNE 30, 2000  DECEMBER 31, 1999
                                                 -------------  -----------------
        Restructuring ..........................    $ 6,134          $ 8,185
        Product returns* .......................      2,432            4,300
        Income taxes ...........................      2,790            3,016
        Research and clinical expenses .........      2,377            2,803
        Royalties ..............................      2,397            2,312
        Unearned revenue .......................      1,441            1,930
        Employee compensation and benefits .....      1,487            1,287
        Other ..................................      1,285              978
                                                    -------          -------
                                                    $20,343          $24,811
                                                    =======          =======

* During the first six months of 2000, the Company recorded a provision for returns of $667 thousand that was more than offset by actual returns of expired product of $2.5 million.

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

     During the first six months of 2000 and 1999, five customers accounted for the following percentages of revenue:

                                                           2000     1999
                                                           ----     ----
        Customer A .....................................   19%      10%
        Customer B .....................................   17%       9%
        Customer C .....................................   17%       9%
        Customer D .....................................   13%      47%
        Customer E .....................................   11%       6%

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     VIVUS, Inc. ("VIVUS" or the "Company") is a leader in the development and commercialization of innovative therapies for the treatment of sexual dysfunction and urologic disorders in men and women. The Company developed and manufactures the drug MUSE(R) and the medical device ACTIS(R), two innovations in the treatment of erectile dysfunction ("ED"), also known as impotence. The Company has filed for regulatory approval with the Food & Drug Administration ("FDA") and the European Agency for the Evaluation of Medicinal Products (EMEA) for ALIBRA(R), its second-generation drug for the treatment of ED. The Company anticipates initiating clinical studies with its female sexual dysfunction ("FSD") product, ALISTA(TM), during 2000. The Company also has ongoing research and development ("R&D") programs in ED and premature ejaculation ("PE"), and intends to pursue targeted technology acquisitions to expand its R&D pipeline.

     In November 1996, the Company obtained marketing clearance by the FDA to manufacture and market its first product and commercially introduced MUSE in the United States beginning in January 1997. The launch of MUSE went on to become one of the top 25 most successful drug launches in the U.S., and the Company recorded product revenue of $129.3 million and a net profit of $36.6 million for the year ended December 31, 1997.

     During 1998, the Company experienced a significant decline (more than 80%) in market demand for MUSE as a result of the introduction of a competitor's product in April 1998. During the second and third quarters of 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. As a result, the Company incurred a net loss of $80 million and had negative operating cash flow of $26 million for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     During 1999, the Company continued to align its operations more closely with the Company's current and expected revenues. The Company achieved profitability for all quarters in 1999, earning $0.58 per share for the year. Cash, cash equivalents and available-for-sale securities at December 31, 1999 increased $16.5 million from December 31, 1998 to $40.4 million, while total liabilities decreased $5.1 million during the same period, resulting in a stronger balance sheet for investing in the future. The Company was awarded five patents in the areas of FSD, ED and PE to further build and strengthen its patent portfolio. The Company submitted a New Drug Application ("NDA") for ALIBRA, its second-generation treatment for ED, to the FDA in December 1999. The Company also established a targeted sales force in the U.S. for MUSE during 1999.

FISCAL 2000

FIRST QUARTER

     The Company reported net income of $1.5 million, for $0.05 per diluted share. The Company continued to strengthen its balance sheet, increasing cash by $2 million to $42.4 million while reducing total liabilities by $5.2 million.

     The Company further solidified its FSD intellectual property position through an agreement with AndroSolutions, Inc., whereby VIVUS has exclusive global rights to develop and commercialize FSD technologies based on the combined intellectual property pool.

     The Company was awarded two new patents by the U.S. Patent & Trademark Office. The first provides the Company with broad patent protection for commercializing locally delivered PDE5 inhibitors, including the combination of other active agents, for the treatment of ED. The second provides VIVUS with broad patent protection for oral, topical, transdermal and transurethral administration of serotonin antagonists, specifically 5-HT3 antagonists, to treat PE in men.

SECOND QUARTER

     The Company reported net income of $890 thousand, for $0.03 per diluted share. Cash and available-for-sale securities increased $1.1 million to $43.5 million from March 31, 2000.

     The Company filed for marketing authorization for ALIBRA with the EMEA under the Centralized Procedure in Europe, which provides for marketing authorization in all 15 European Union countries at one time.

     The Company and Janssen Pharmaceutica International ("Janssen") agreed to terminate the distribution agreement for MUSE entered into in 1997. The Company and Janssen are working together to transition the countries in this territory to Abbott, the Company's new international partner.

     The Company signed a distribution and marketing agreement granting Abbott Laboratories ("Abbott") exclusive rights for MUSE and ALIBRA covering all international markets outside the U.S. This agreement also provides Abbott with the option to co-develop and license future VIVUS transurethral products for the treatment of ED in this territory.

     The Company was added to the list of companies included in the Russell 2000(R) Small-Cap U.S. Equity Index, which is widely used as a benchmark for both passive and active investment strategies.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 2000 AND 1999

     Product revenues for the quarter ended June 30, 2000 were $5.9 million in the United States and $1.1 million internationally, compared to $5.2 million in the United States and $1.6 million internationally for the quarter ended June 30, 1999. U.S. product revenue increased 13% in the second quarter of 2000, compared to the same period last year, and is more reflective of actual demand, as wholesale inventory levels were much higher in 1999. During the twelve months ended June 30, 2000, wholesale inventory levels have been approximately one-half of one month's supply in the U.S. Lower international product revenue in the second quarter 2000 is attributed to the transitioning of marketing and distribution to a new international partner. The Company anticipates that it will begin initial shipments of MUSE to Abbott during the third quarter of 2000 for certain European markets. International product revenue, however, is not expected to change significantly from current levels until 2001.

     Total revenues in the second quarter of 2000 were reduced by a returns provision of $338 thousand for U.S. shipments, compared to $1.3 million in the second quarter of 1999. Higher returns in 1999 are attributable to excess inventories at wholesalers and retail pharmacies throughout most of 1998 and the first half of 1999, resulting from the sharp decline in demand for MUSE in April 1998. During 2000, the provision for returns is management's estimate, based on historical experience, of returns in the U.S. expected to occur in the future related to shipments during this period.

     Cost of goods sold was $2.9 million for the second quarter of 2000, compared to $3.1 million for the second quarter 1999. Gross margin for product sales increased by 14%, to 58%, in the second quarter of 2000 compared to the same period last year. This increase in margin is primarily attributable to a lower returns provision and a higher U.S. sales mix.

     Research and development expenses for the second quarter of 2000 were $1.2 million, compared to $1.8 million in the second quarter of 1999. Lower spending in the second quarter of 2000 is primarily attributed to timing of R&D projects in the development process. The Company anticipates that R&D expenses will increase from the current levels when the Company begins clinical trials for its FSD product, ALISTA, which are expected to start in the fourth quarter of this year.

     Selling, general and administrative expenses were $2.3 million for the second quarter 2000, compared to $1.6 million in the second quarter of 1999. This increase is mainly attributed to increased investment in U.S. sales and marketing efforts.

     The Company recorded a tax provision of ten percent (10%) of income before taxes for the second quarter of 2000, compared with five percent (5%) recorded in the same period of 1999. Both periods include the effect of net operating loss ("NOL") carried forward from prior periods. The tax rate would have been substantially higher if the NOLs had not been available to offset current income.

     SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     Product revenues for the six months ended June 30, 2000 were $11.7 million in the United States and $3.2 million internationally, compared to $9.8 million in the United States and $3.3 million internationally for the same period last year. The 20% increase in U.S. product revenue is more reflective of actual demand as wholesale inventory levels were much higher in 1999.

     Total revenue for the six months ended June 30, 1999 includes $4.0 million in milestone revenue related to marketing approval of MUSE in Germany and France. The returns provision in the first half of 2000 of $667 thousand reflects management's estimate of returns expected to occur in the future related to shipments during this period. In 1999, the returns provision of $1.8 million was higher mainly due to the excess inventories at wholesalers and retailers discussed above.

     Cost of goods sold was $5.8 million for the six months ended June 30, 2000, compared to $6.7 million for the same period of 1999. Gross margin for product sales increased by 18%, to 59%, in the first half of 2000 compared to the same period last year. This increase in margin is primarily attributable to a lower returns provision, a higher U.S. sales mix, and production efficiencies.

     Research and development expenses for the six months ended June 30, 2000 were $2.4 million, compared to $3.5 million in the same period of 1999 when the Company was completing its Phase III clinical studies for ALIBRA.

     Selling, general and administrative expense was $4.5 million for the six months ended June 30, 2000, compared to $2.9 million in the same period of 1999. This increase is mainly attributed to increased investments in U.S. sales and marketing efforts.

     The Company recorded a tax provision of ten percent (10%) of income before taxes for the first six-month period of 2000, compared with five percent (5%) recorded in the same period of 1999. Both periods include the effect of net operating loss ("NOL") carried forward from prior periods. The tax rate would have been substantially higher if the NOLs had not been available to offset current income.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed operations primarily from the sale of preferred and common stock. Through June 30, 2000, VIVUS has raised $154.1 million from financing activities and has an accumulated deficit of $88.6 million at June 30, 2000.

     Cash, cash equivalents and available-for-sale securities totaled $43.5 million at June 30, 2000, compared with $40.4 million at December 31, 1999. The $3.1 million increase is primarily due to net income of $2.4 million for the six months and payments received from AstraZeneca of $5.5 million ($3.3 million other income and $2 million milestone revenue, and $200 thousand for trade accounts receivable) recorded as revenue in the fourth quarter of 1999. These increases were partially offset by the $4.9 million reduction in total liabilities. During the third quarter of 2000, the Company expects to issue an irrevocable standby letter of credit for $3.3 million in connection with its leased manufacturing facilities. Upon issuance, this amount will become restricted and not available for use in operations. This restriction will remain through the end of the lease term, including any renewals.

     Accounts receivables at June 30, 2000 were $3.5 million, compared with $4.4 million at December 31, 1999, a decrease of $901 thousand. This decrease is primarily the result of the receipt of a $2 million milestone payment from AstraZeneca for approval of MUSE in Italy, partially offset by an increase in trade receivables from product shipments.

     Total liabilities were $22.4 million at June 30, 2000, compared with $27.3 million at December 31, 1999, a decrease of $4.9 million. The decrease is primarily due to payments made associated with the restructuring reserve of $2.1 million and actual returns of expired product of $2.5 million.

                                  RISK FACTORS



LIMITED SALES AND MARKETING EXPERIENCE

     The Company supports MUSE sales in the U.S. through physician and patient information/help lines, targeted sales support for major accounts, product education newsletters and participation in national urologic and sexual dysfunction forums and conferences, such as the American Urological Association annual and regional meetings and the International Society for Impotence Research. After the launch of Viagra in April 1998, demand for MUSE has declined more than eighty percent in the U.S. There can be no assurance that demand for the Company's product MUSE will not decline further. The Company has filed an NDA with the FDA for its second ED product, ALIBRA. Pending FDA approval, there can be no assurance that the Company will be able to adequately support sales of ALIBRA in the U.S. The Company is currently evaluating alternative strategic options regarding distribution of ALIBRA in the U.S. There can be no assurance that the Company's options are viable, or that the Company will be able to successfully implement those options.

     In June 2000, the Company entered into an agreement granting Abbott Laboratories exclusive marketing and distribution rights for MUSE and ALIBRA (pending regulatory approval) in all countries outside the United States. This agreement does not have minimum purchase commitments and the Company is entirely dependent on Abbott's efforts to distribute and sell the Company's products effectively in all markets except the United States. There can be no assurance that such efforts will be successful or that Abbott will continue to support the product.

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

     Additional competitive products in the ED market include needle injection therapy products from Pharmacia Upjohn and Schwartz Pharma, which were approved by the FDA in July 1995 and June 1997, respectively. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of ED. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources abilities than the Company. In addition, many of these companies have significantly greater experience than the Company in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. There are also small companies, academic institutions, governmental agencies and other research organizations that are conducting research in the area of ED. For instance, ICOS Corporation has an oral medication in clinical testing; and Senetek has a needle injection therapy product approved recently in Denmark and has filed for approval in other countries. These entities may market commercial products either on their own or through collaborative efforts. For example, ICOS Corporation formed a joint venture with Eli Lilly in October 1998 to jointly develop and market its oral treatment. The Company's competitors may develop technologies and products that are more effective than those currently marketed or being developed by the Company. Such developments would render the Company's products less competitive or possibly obsolete. The Company is also competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited experience.

DEPENDENCE ON SINGLE SOURCE OF SUPPLY

     The Company relies on a single injection molding company, The Kipp Group, for its supply of plastic applicator components. In turn, Kipp obtains its supply of resin, a key ingredient of the applicator, from a single source, Huntsman Corporation. The Company also relies on a single source, E-Beam Services, Inc., for sterilization of its product. There can be no assurance that the Company will be able to identify and qualify additional sources of plastic components and an additional sterilization facility. The Company is required to receive FDA approval for suppliers. The FDA may require additional clinical trials or other studies prior to accepting a new supplier. Until the Company secures and qualifies additional sources of plastic components or an additional sterilization facility, it is entirely dependent upon the existing supplier and E-Beam. If interruptions in these supplies or services were to occur for any reason, including a decision by existing suppliers and/or E-Beam to discontinue manufacturing or services, political unrest, labor disputes or a failure of the existing suppliers and/or E-Beam to follow regulatory guidelines, the development and commercial marketing of MUSE and other potential products could be delayed or prevented. An interruption in sterilization services or the

Company's supply of plastic components would have a material adverse effect on the Company's business, financial condition and results of operations.

NEW PRODUCT DEVELOPMENT

     The Company's future operating results may be adversely affected if the Company is unable to continue to develop, manufacture and bring to market new drug products rapidly. The process of developing new drugs and/or therapeutic products is inherently complex and uncertain. The Company must make long-term investments and commit significant resources before knowing whether its development initiative programs will eventually result in products that will receive regulatory approval and achieve market acceptance. After the FDA and international regulatory authorities approve a product, the Company must quickly manufacture sufficient volumes to meet market demand. This is a process that requires accurate forecasting of market demand. Given existing alternative treatments and the number of products introduced in the market each year, the drug development process becomes increasingly difficult and risky.

     In December 1999, the Company submitted an NDA to the FDA to market ALIBRA. The FDA may take up to 12 months or longer to review and approve the Company's application, and may (1) ask the Company to provide more data; (2) ask the Company to perform additional clinical trials; or (3) not grant approval of the application. Even if ALIBRA is approved, there can be no assurances that this transurethral system to treat ED will be successful in the marketplace.

     In May 2000, the Company filed for marketing authorization for ALIBRA with the European Agency for the Evaluation of Medicinal Products (EMEA) under the Centralized Process in Europe. The Company's application with the EMEA does not guarantee approval, and the EMEA may (1) ask the Company to provide more data;
(2) ask the Company to perform additional clinical trials; or (3) not grant approval of the application. Even if ALIBRA is approved, there can be no assurances that this transurethral system to treat ED will be successful in the marketplace.

DEPENDENCE ON THIRD PARTIES

     In 1996, the Company entered into a distribution agreement with CORD Logistics, Inc. ("CORD"), a wholly owned subsidiary of Cardinal Health, Inc. Under this agreement, CORD warehouses the Company's finished goods for U.S. distribution; takes customer orders; picks, packs and ships its product; invoices customers, and collects related receivables. As a result of this distribution agreement with CORD, the Company is heavily dependent on CORD's efforts to fulfill orders and warehouse its products effectively in the U.S. There can be no assurance that such efforts will be successful.

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

     In 1996, the Company entered into an agreement with WRB Communications ("WRB") to handle patient and healthcare professional hotlines for the Company. WRB maintains a staff of healthcare professionals to handle questions and inquiries about MUSE and ACTIS. These calls may include complaints about the Company's product due to efficacy or quality, as well as the reporting of adverse events. As a result of this agreement, the Company is dependent on WRB to effectively handle these hotline calls. There can be no assurance that such effort will be successful.

DEPENDENCE ON KEY PERSONNEL

     The Company's success is highly dependent upon the skills of a limited number of key management personnel. To reach its business objectives, the Company will need to retain and hire qualified personnel in the areas of manufacturing, research and development, clinical trial management and pre-clinical testing. There can be no assurance that the Company will be able to retain or hire such personnel as the Company must compete with other companies, academic institutions, government entities and other agencies. The loss of any of the Company's key personnel or the failure to attract or retain necessary new employees could have an adverse effect on the Company's research, product development and business operations.

HISTORY OF LOSSES AND LIMITED OPERATING HISTORY

     The Company has generated a cumulative net loss of $88.6 million for the period from its inception through June 30, 2000. In order to sustain profitable operations, the Company must successfully manufacture and market MUSE and keep its expenditures in line with lower product revenues. The Company is subject to a number of risks including its ability to successfully market, distribute and sell its product, intense competition, and its reliance on a single therapeutic approach to erectile dysfunction. There can be no assurance that the Company will be able to continue to achieve profitability on a sustained basis. Accordingly, there can be no assurance of the Company's future success.

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

     In September 1998, the Company significantly scaled back its manufacturing operations as a result of lower demand domestically and internationally for MUSE. Current production is significantly below capacity for the plant, resulting in a higher unit cost. The Company expects the gross margin from sales of MUSE to be less predictable in future periods, which may cause greater volatility in the Company's results of operations and financial condition.

     Management believes that the restructuring measures taken were adequate in bringing the cost structure in line with current and projected revenues. However, there can be no assurance that product demand will not weaken further or that these measures will result in sustained profitability in future periods.

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

    The Company is also the exclusive licensee of patents and patent applications filed in the name of Dr. Nils G. Kock, in numerous countries. Four United States patents have issued directed to methods and compositions for treating ED by transurethrally administering an active agent. Patents have also been granted in Australia, Austria, Belgium, Canada, Finland, France, Germany, Great Britain, Greece, Ireland, Italy, Japan, Luxembourg, the Netherlands, New Zealand, Norway, Spain, Sweden and South Africa. Patent applications are pending in Denmark and Romania. The foreign patents and applications, like the U.S. patents, are directed to the treatment of ED by transurethral administration of certain active substances including alpha-receptor blockers, vasoactive polypeptides, prostaglandins or nitroglycerin dispersed in a hydrophilic vehicle.

    The Company is the sole assignee of four United States patents deriving from patent applications originally filed by Alza, covering inventions of Dr. Virgil Place made while he was an employee of Alza. The patents are directed to dosage forms for administering a therapeutic agent to the urethra, methods for treating ED, and specific drug formulations that can be delivered transurethrally for the treatment of ED. With one exception, the patents derive from patent applications that were filed in the United States prior to June 8, 1995, and will therefore have a seventeen-year patent term calculated from the date of patent grant. Foreign patents have been granted in Australia, Europe (including Austria, Belgium, Denmark, France, Germany, Great Britain, Greece, Ireland, Italy, Luxembourg, the Netherlands, Spain, Sweden and Switzerland), Finland, Ireland, New Zealand, Norway, Portugal, South Africa and South Korea, and foreign applications are pending in Canada, Mexico, and Japan.

    The Company's license and assignment agreements for these patents and patent applications are royalty bearing and do not expire until the licensed patents expire. These license and assignment agreements provide that the Company may assume responsibility for the maintenance and prosecution of the patents and bring infringement actions.

    In addition to the Voss, Kock and Place patents and applications identified above, the Company has twelve issued United States patents, six pending United States patent applications, three granted foreign patents, and fifteen pending foreign patent applications. Several of these patents and applications further address the prevention, treatment and diagnosis of ED, while others are directed to prevention and/or treatment of other types of sexual dysfunction, including premature ejaculation in men, and female sexual dysfunction. One of the Company's issued patents covers the Company's ACTIS(R) venous flow control device.

    The Company entered into an agreement with AndroSolutions, Inc., a privately held biomedical corporation based in Knoxville, Tennessee, that owns patents and applications complementary to the Company's patents and applications directed to the treatment of FSD. Both the Company and AndroSolutions have contributed their FSD patents and applications into a jointly formed limited liability company, ASIVI, LLC, which exclusively licenses to VIVUS worldwide rights to the common patents and applications, and will work to further develop FSD products of interest to the Company.

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

    In addition to its patent portfolio, the Company also relies on trade secrets and other unpatented proprietary technology. No assurance can be given that the Company can meaningfully protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products and processes or otherwise gain access to the Company's proprietary technology. The Company seeks to protect its trade secrets and proprietary know-how, in part, with confidentiality agreements with employees and consultants. There can be no assurance that the agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. In addition, protracted and costly litigation may be necessary to enforce and determine the scope and validity of the Company's proprietary rights.

DEPENDENCE ON THE COMPANY'S TRANSURETHRAL SYSTEM FOR ERECTION

     MUSE and ALIBRA, drug products developed by the Company to treat ED, rely on a single therapeutic approach, a transurethral system for erection. Failure to successfully commercialize these products will have a material adverse effect on the Company's business. The existence of side effects or dissatisfaction with these products may impact a patient's decision to use or continue to use or a physician's decision to recommend this therapeutic approach as a therapy for the treatment of ED, thereby affecting the commercial viability of MUSE and ALIBRA.

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

GOVERNMENT REGULATION AND UNCERTAINTY OF PRODUCT APPROVALS

     The Company's research, preclinical development, clinical studies, manufacturing and marketing of its products are subject to rigorous testing and extensive regulation processes of the FDA and equivalent foreign regulatory agencies. The Company's product MUSE has received marketing clearance in 49 countries to date.

     The Company has submitted a New Drug Application ("NDA") for ALIBRA to the FDA and is applying for marketing authorization in the European countries via the centralized procedure. There is no guarantee, however, that these applications will be approved. Failure to gain regulatory approval for ALIBRA will prevent this product from being commercialized and will have an adverse effect on the Company's business.

     After regulatory approval is obtained, the Company's products are subject to continual review. Manufacturing, labeling and promotional activities are continually regulated by the FDA and equivalent foreign regulatory agencies, and the Company must also report certain adverse events involving its drugs to these agencies. Previously unidentified adverse events or an increased frequency of adverse events that occur post-approval could result in labeling modifications of approved products, which could adversely affect future marketing. Finally, approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's clinical studies for future products will require safety and efficacy data that will entail substantial time and significant funding. There is no assurance that clinical studies related to future products would be completed successfully within any specified time period, if at all. Furthermore, the FDA could suspend clinical studies at any time if it is believed that the subjects participating in such studies are being exposed to unacceptable health risks.

     Failure to comply with the applicable regulatory requirements can result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution, among other things. In addition, the marketing and manufacturing of pharmaceutical products are subject to continuing FDA and other regulatory review, and later discovery of previously unknown problems with a product, manufacturer or facility may result in the FDA and other regulatory agencies requiring further clinical research or restrictions on the product or the manufacturer, including withdrawal of the product from the market. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     Failure to maintain satisfactory cGMP compliance would have a material adverse effect on the Company's ability to continue to market and distribute its products and, in the most serious cases, could result in the issuance of additional Warning Letters, seizure or recall of products, civil fines or closure of the Company's manufacturing facility until such cGMP compliance is achieved.

     The Company obtains the necessary raw materials and components for the manufacture of MUSE as well as certain services, such as testing and sterilization, from third parties. The Company currently contracts with suppliers and service providers, including foreign manufacturers that are required to comply with strict standards established by the Company. Certain suppliers and service providers are required by the Federal Food, Drug, and Cosmetic Act, as amended, and by FDA regulations to follow cGMP requirements and are subject to routine periodic inspections by the FDA and by certain state and foreign regulatory agencies for compliance with cGMP requirements and other applicable regulations. Certain of the Company's suppliers were inspected for cGMP compliance as part of the approval process. However, upon routine re-inspection of these facilities, there can be no assurance that the FDA and other regulatory agencies will find the manufacturing process or facilities to be in compliance with cGMP requirements and other regulations. Failure to achieve satisfactory cGMP compliance as confirmed by routine inspections could have a material adverse effect on the Company's ability to continue to manufacture and distribute its products and, in the most serious case, result in the issuance of a regulatory Warning Letter or seizure or recall of products, injunction and/or civil fines or closure of the Company's manufacturing facility until cGMP compliance is achieved.

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

                           PART II: OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

      On May 19, 2000, the Company was named, along with other defendants, in a civil action filed in the Superior Court of New Jersey. The Complaint in this action alleges that plaintiff was the victim of sexual harassment during the second quarter of 1998, while she was working as a temporary worker for the Company at a facility operated by Paco Pharmaceutical Services, Inc. At the time, the Company was leasing space and workers from Paco to assist it with the manufacture of the Company's product, MUSE. The complaint alleges hostile work environment, and quid pro quo sexual harassment, and seeks compensatory and punitive damages. The Company denies liability, and intends to defend the case vigorously. At this early stage in the litigation, it is not possible to predict the outcome of the suit with any degree of certainty. In addition, plaintiff has not yet provided the Company with information concerning the extent of her alleged damages, so it is not possible to estimate the extent of any loss in the event plaintiff prevails against the Company. Nevertheless, an adverse judgment in this litigation is not expected to have a material impact on the Company's financial position.

    On November 3, 1999, the Company filed a demand for arbitration against Janssen with the American Arbitration Association pursuant to the terms of the Distribution Agreement entered into on January 22, 1997. The Company seeks compensation for inventory manufactured in 1998 in reliance on contractual forecasts and orders submitted by Janssen. The Company also seeks compensation for forecasts and order shortfalls attributed to Janssen in 1998, pursuant to the terms of the Distribution Agreement. On December 3, 1999, Janssen submitted its response to the Company's arbitration demand denying liability. On June 29, 2000, Janssen filed an amended response that included counterclaims against Vivus for $1.8 million based on the Company's alleged improper calculation of its Cost of Goods charged to Janssen pursuant to the Distribution Agreement. Although the Company has yet to file its response to the counterclaims, Vivus believes they are without merit and intends to defend against them vigorously. The Company intends to amend its arbitration demand to include claims for lost profits due to Janssen's failure to use the requisite diligence and reasonable efforts to gain regulatory approval for and launch MUSE in each country of the Territory. The Company also intends to include claims based on Janssen's development of a competing product intended for use in the treatment of male ED, in violation of the Distribution Agreement. The Company's amended demand will seek an award of $7.9 million plus costs and interest. Administration of the arbitration has been transferred to JAMS and a three-member arbitration panel has been selected. The parties are currently in the process of conducting discovery and anticipate a hearing in January of 2001.

    On October 5, 1998, the Company was named in a civil action filed in the Superior Court of New Jersey by its landlord. This Complaint sought specific performance and other relief in connection with the Company's leased manufacturing facilities located in Lakewood, New Jersey. The Company's lease agreement requires that the Company provide a removal security deposit in the form of cash or a letter of credit. The litigation was dismissed on the Company's motion for summary judgment, and the parties were directed to proceed to arbitration to determine the amount of removal security to be posted. The Company and its landlord have reached a tentative agreement whereby the Company expects to post removal security in the amount of approximately $3.3 million through an irrevocable standby letter of credit during the third quarter of 2000.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on May 31, 2000. Matters voted on at that meeting were: (i) the election of six directors; (ii) amendment to the 1994 Employee Stock Purchase Plan; and (iii) the confirmation of the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ended December 31, 2000. Tabulations for each proposal and individual director were as follows:

Proposal I.   Election of Directors

                           DIRECTOR                           FOR     WITHHELD
                           --------                      -----------  --------
                           Virgil A. Place, MD           28,689,271   545,663
                           Leland F. Wilson              28,735,684   499,250
                           Mark B. Logan                 28,701,687   533,247
                           Linda M. Shortliffe, MD       28,699,086   535,848
                           Mario M. Rosati               28,750,714   484,220
                           Joseph E. Smith               28,719,621   515,313

Proposal II.   Amendment to the 1994 Employee Stock Purchase Plan

                              FOR           AGAINST        ABSTAIN       NO VOTE
                              ---           -------        -------       -------
                           27,830,642      1,214,352       189,940         --


Proposal III. Confirmation of the Appointment of Arthur Andersen LLP

                              FOR           AGAINST        ABSTAIN       NO VOTE
                              ---           -------        -------       -------
                           28,750,908       357,923        126,103         --


ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS (IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

       EXHIBIT
       NUMBER                                DESCRIPTION
       -------                               -----------
       3.2(7)           Amended and Restated Certificate of Incorporation of the
                        Company
       3.3(4)           Bylaws of the Registrant, as amended
       3.4(8)           Certificate of Designations of Rights, Preferences and
                        Privileges of Series A Participating Preferred Stock
       4.1(7)           Specimen Common Stock Certificate of the Registrant
       4.2(7)           Registration Rights, as amended
       4.4(1)           Form of Preferred Stock Purchase Warrant issued by the
                        Registrant to Invemed Associates, Inc., Frazier
                        Investment Securities, L.P., and Cristina H. Kepner
       4.5(8)           Second Amended and Restated Preferred Shares Rights
                        Agreement, dated as of April 15, 1997 by and between the
                        Registrant and Harris Trust Company of California,
                        including the Certificate of Determination, the form of
                        Rights Certificate and the Summary of Rights attached
                        thereto as Exhibits A, B, and C, respectively
      10.1(1)+          Assignment Agreement by and between Alza Corporation and
                        the Registrant dated December 31, 1993
      10.2(1)+          Memorandum of Understanding by and between Ortho
                        Pharmaceutical Corporation and the Registrant dated
                        February 25, 1992
      10.3(1)+          Assignment Agreement by and between Ortho Pharmaceutical
                        Corporation and the Registrant dated June 9, 1992
      10.4(1)+          License Agreement by and between Gene A. Voss, MD, Allen
                        C. Eichler, MD, and the Registrant dated December 28,
                        1992
      10.5A(1)+         License Agreement by and between Ortho Pharmaceutical
                        Corporation and Kjell Holmquist AB dated June 23, 1989

       EXHIBIT
       NUMBER                                DESCRIPTION
       -------                               -----------
      10.5B(1)+         Amendment by and between Kjell Holmquist AB and the
                        Registrant dated July 3, 1992
      10.5C(1)          Amendment by and between Kjell Holmquist AB and the
                        Registrant dated April 22, 1992
      10.5D(1)+         Stock Purchase Agreement by and between Kjell Holmquist
                        AB and the Registrant dated April 22, 1992
      10.6A(1)+         License Agreement by and between Amsu, Ltd., and Ortho
                        Pharmaceutical Corporation dated June 23, 1989
      10.6B(1)+         Amendment by and between Amsu, Ltd., and the Registrant
                        dated July 3, 1992
      10.6C(1)          Amendment by and between Amsu, Ltd., and the Registrant
                        dated April 22, 1992
      10.6D(1)+         Stock Purchase Agreement by and between Amsu, Ltd., and
                        the Registrant dated July 10, 1992
      10.11(4)          Form of Indemnification Agreements by and among the
                        Registrant and the Directors and Officers of the
                        Registrant
      10.12(2)          1991 Incentive Stock Plan and Form of Agreement, as
                        amended
      10.13(1)          1994 Director Option Plan and Form of Agreement
      10.14(1)          Form of 1994 Employee Stock Purchase Plan and Form of
                        Subscription Agreement
      10.17(1)          Letter Agreement between the Registrant and Leland F.
                        Wilson dated June 14, 1991 concerning severance pay
      10.21(3)+         Distribution Services Agreement between the Registrant
                        and Synergy Logistics, Inc. (a wholly-owned subsidiary
                        of Cardinal Health, Inc.)+ dated February 9, 1996
      10.22(3)+         Manufacturing Agreement between the Registrant and
                        CHINOIN Pharmaceutical and Chemical Works Co., Ltd.
                        dated December 20, 1995
      10.22A(11)+       Amendment One, dated as of December 11, 1997, to the
                        Manufacturing Agreement by and between VIVUS and CHINOIN
                        Pharmaceutical and Chemical Works Co., Ltd. dated
                        December 20, 1995
      10.23(6)+         Distribution and Services Agreement between the
                        Registrant and Alternate Site Distributors, Inc. dated
                        July 17, 1996
      10.24(5)+         Distribution Agreement made as of May 29, 1996 between
                        the Registrant and ASTRAZ AB
      10.24A(14)++      Amended Distribution Agreement dated December 22, 1999
                        between AstraZeneca and the Registrant
      10.27(11)+        Distribution Agreement made as of January 22, 1997
                        between the Registrant and Janssen Pharmaceutica
                        International, a division of Cilag AG International
      10.27A(11)+       Amended and Restated Addendum 1091, dated as of October
                        29, 1997, between the Registrant and Janssen
                        Pharmaceutica International
      10.28(7)          Lease Agreement made as of January 1, 1997 between the
                        Registrant and Airport Associates
      10.29(7)          Lease Amendment No. 1 as of February 15, 1997 between
                        Registrant and Airport Associates
      10.29A(10)        Lease Amendment No. 2 dated July 24, 1997 by and between
                        the Registrant and Airport Associates
      10.29B(10)        Lease Amendment No. 3 dated July 24, 1997 by and between
                        the Registrant and Airport Associates
      10.31(9)+         Manufacture and Supply Agreement between Registrant and
                        Spolana Chemical Works, A.S. dated May 30, 1997
      10.32A(11)        Agreement between ADP Marshall, Inc. and the Registrant
                        dated December 19, 1997
      10.32B(11)        General Conditions of the Contract for Construction
      10.32C(11)        Addendum to General Conditions of the Contract for
                        Construction
      10.34(12)+        Agreement dated as of June 30, 1998 between Registrant
                        and Alza Corporation
      10.35(12)+        Sales Force Transition Agreement dated July 6, 1998
                        between Registrant and Alza Corporation
      10.36(13)         Form of, "Change of Control Agreements," dated July 8,
                        1998 by and between the Registrant and certain Executive
                        Officers of the Company.
      10.30A(13)        Amendment of lease agreement made as of October 19, 1998
                        by and between Registrant and 605 East Fairchild
                        Associates, L.P.
      10.37(13)         Sublease agreement made as of November 17, 1998 between
                        Caliper Technologies, Inc. and Registrant
      10.22B(13)+       Amendment Two, dated as of December 18, 1998 by and
                        between VIVUS, Inc. and CHINOIN Pharmaceutical and
                        Chemical Works Co.

       EXHIBIT
       NUMBER                                DESCRIPTION
       -------                               -----------
      10.31A(13)+       Amendment One, dated as of December 12, 1998 by and
                        between VIVUS, Inc. and Spolana Chemical Works, A.S.
      10.38(14)++       License Agreement by and between ASIVI, LLC,
                        AndroSolutions, Inc., and the Registrant dated February
                        29, 2000
      10.38A(14)++      Operating Agreement of ASIVI, LLC, between
                        AndroSolutions, Inc. and the Registrant dated February
                        29, 2000
      10.39(14)         Sublease agreement between KVO Public Relations, Inc.
                        and the Registrant dated December 21, 1999
      10.40(15)++       License and Supply Agreement made as of May 23, 2000
                        between the Registrant and Abbott Laboratories, Inc.
      27.1              Financial Data Schedule

------------
+     Confidential treatment granted.

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

(15) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.


     (b)  REPORTS ON FORM 8-K

          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 10, 2000                 VIVUS, Inc.



                                                 /s/ RICHARD WALLISER
                                      ------------------------------------------
                                                   Richard Walliser
                                      Vice President and Chief Financial Officer



                                                 /s/ LELAND F. WILSON
                                      ------------------------------------------
                                                   Leland F. Wilson
                                         President and Chief Executive Officer

                                   VIVUS, INC.

                               INDEX TO EXHIBITS*


EXHIBIT                                DESCRIPTION
-------                                -----------
 10.40       License and Supply Agreement made as of May 23, 2000 between the
             Registrant and Abbott Laboratories, Inc.

 27.1        Financial Data Schedule

------------
* Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 6 of the Quarterly Report on Form 10-Q.