Form 10-K405
period 2000-12-31
VIVUS INC
filed 2001-03-26
CIK 881524

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

                                 ANNUAL REPORT
                        PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                  COMMISSION FILE NUMBER
  DECEMBER 31, 2000                                               0-23490

                            ------------------------

                                   VIVUS INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-3136179
(STATE OR OTHER JURISDICTION OF INCORPORATION       (IRS EMPLOYER IDENTIFICATION NUMBER)
                      OR
                ORGANIZATION)

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 9, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $140,211,860 (based upon the closing sales price of such stock as reported by The Nasdaq Stock Market on such date). Shares of Common Stock held by each officer, director, and holder of 5 percent or more of the outstanding Common Stock on that date have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 9, 2001, the number of outstanding shares of the Registrant's Common Stock was 32,479,640.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Items 10, 11, 12 and 13 of Part III of Form 10-K is incorporated by reference from the Registrant's proxy statement for the 2001 Annual Stockholders' Meeting (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the close of the Registrant's fiscal year ended December 31, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  VIVUS, INC.

                             FISCAL 2000 FORM 10-K

                                     INDEX

                                                                          PAGE
                                                                          ----
                                    PART I
Item 1:     Business....................................................    3
Item 2:     Properties..................................................   19
Item 3:     Legal Proceedings...........................................   19
Item 4:     Submission of Matters to a Vote of Security Holders.........   20

                                   PART II
Item 5:     Market for Registrant's Common Equity and Related
            Stockholder Matters.........................................   21
Item 6:     Selected Financial Data.....................................   22
Item 7:     Management's Discussion and Analysis of Financial Conditions
            and Results of Operations...................................   23
Item 7a:    Quantitative and Qualitative Disclosures about Market
            Risk........................................................   27
Item 8:     Financial Statements and Supplementary Data.................   29
Item 9:     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................   47

                                   PART III
Item 10:    Executive Officers and Directors of the Registrant..........   47
Item 11:    Executive Compensation......................................   47
Item 12:    Security Ownership of Certain Beneficial Owners and
            Management..................................................   47
Item 13:    Certain Relationships and Related Transactions..............   47
Item 14:    Exhibits, Financial Statements Schedules and Reports on Form
            8-K.........................................................   47
Signatures  ............................................................   51

     This Form 10-K contains "forward-looking" statements about future financial results, future products and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: new product development and uncertainty of product approvals (pages 10 and 11); intense competition (page 11); future capital needs and uncertainty of additional financing (pages 11 and 12); limited sales and marketing in the U.S. (page 12); dependence on third parties (pages 12 and 13); raw materials (page
13); single manufacturing facility (page 13); and other risk factors as stated (pages 10 through 18).

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

     VIVUS, Inc. ("VIVUS" or the "Company") is a pharmaceutical company incorporated in 1991. The Company is engaged in developing, acquiring and marketing innovative products to improve quality of life disorders in men and women, with a focus on sexual dysfunction. The Company developed and markets in the U.S. MUSE(R) (alprostadil) and ACTIS(R), two innovations in the treatment of erectile dysfunction ("ED") and has entered into a license and supply agreement with Abbott Laboratories ("Abbott") (NYSE:ABT) for the international marketing and distribution of its male transurethral ED products. In Canada, VIVUS has entered into a license and supply agreement with Paladin Labs, Inc. ("Paladin") (TSE:PLB) to market and distribute MUSE. VIVUS has ongoing research and development ("R&D") programs in male ED, female sexual dysfunction ("FSD"), and male premature ejaculation ("PE"). Adding to the Company's R&D pipeline in the first quarter 2001, VIVUS licensed from TANABE SEIYAKU CO, LTD. ("TANABE"), a leading Japanese pharmaceutical company, TANABE's proprietary phosphodiesterase type 5 (PDE5) inhibitor compound TA-1790 for the oral and local treatment of male and female sexual dysfunction. In January 2001, the Company began enrolling patients in a multi-center clinical study for its FSD product, ALISTA(TM), intended to evaluate the sexual response in women with a primary diagnosis of Female Sexual Arousal Disorder ("FSAD").

     During 2001, the Company will focus its R&D efforts on clinical development programs for FSD, PE and an oral treatment of ED using TA-1790. In addition, the Company will continue to evaluate the acquisition of new technologies and the development of strategic partnerships with other companies.

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

  Focus on Development

     The Company will continue to focus its efforts on clinical development of its R&D pipeline, targeted acquisitions of new technology and the development of new patentable uses of known pharmacologic agents for which significant safety data already exists.

  Maintain Proprietary Technology

     The Company will continue to invest in building its patent portfolio. Currently, VIVUS has been awarded 13 patents and has 12 patent applications pending in the U.S. The Company also has 3 patents granted and 22 patents pending internationally. In addition, the Company has obtained exclusive worldwide rights to 53 patents in the fields of FSD and ED.

  Marketing and Distribution Strategy

     VIVUS has entered into a license and supply agreement with Abbott to internationally market and distribute its current product MUSE and its second-generation product for the treatment for ED, ALIBRA(R), pending regulatory approval. In addition, Abbott has the option to co-develop and license future VIVUS transurethral products for the treatment of ED. In Canada, the Company has entered into a distribution and supply agreement with Paladin to market and distribute MUSE. The Company will continue to evaluate distribution, marketing, licensing and other opportunities for its products, as well as out-licensing rights related to products in its R&D pipeline.

2000 HIGHLIGHTS

  First Quarter 2000

     The Company reported net income of $1.5 million, for $0.05 per diluted share. The Company strengthened its balance sheet, increasing cash by $2 million to $42.4 million while reducing total liabilities by $5.2 million from December 31, 1999.

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

  Second quarter 2000

     The Company reported net income of $890 thousand, for $0.03 per diluted share. Cash and available-for-sale securities increased $1.1 million to $43.5 million from March 31, 2000.

     The Company and Janssen Pharmaceutica International ("Janssen") agreed to terminate the distribution agreement for MUSE that was entered into in 1997.

     The Company signed a license and supply agreement granting Abbott exclusive rights for MUSE covering all international markets outside the U.S. and Canada. In addition, this agreement provides Abbott with the exclusive right to distribute and market ALIBRA, pending regulatory approval, in all international markets outside the U.S. as well as the option to co-develop and license future VIVUS transurethral products for the treatment of ED in this territory.

     The Company was added to the list of companies included in the Russell 2000(R) Small-Cap U.S. Equity Index, which is widely used as a benchmark for both passive and active investment strategies.

  Third Quarter 2000

     The Company reported net income of $208 thousand, for $0.01 per diluted share. Cash and available-for-sale securities at September 30, 2000 increased $700 thousand to $44.2 million from June 30, 2000.

     The Company filed an Investigational New Drug ("IND") application with the Food and Drug Administration ("FDA") for its FSD product, ALISTA, and began enrollment for the initial clinical study in October 2000.

     The Company manufactured and shipped MUSE to Abbott within three months of the license and supply agreement being signed. Abbott began marketing and distributing MUSE in the United Kingdom in September, with distribution in Sweden and Germany occurring shortly thereafter.

     The Company was awarded a new patent by the U.S. Patent & Trademark Office. This patent provides VIVUS with broad patent protection for commercializing local delivery of PDE4 inhibitors, including combinations with other active agents, for the treatment of ED.

     The Company announced the appointment of John W. Dietrich, Ph.D. to the position of Vice President of Research and Development. Dr. Dietrich brings 20 years of experience in the pharmaceutical industry to VIVUS. During his career, he has coordinated and directed the discovery and development efforts for a variety of drug candidates. Most recently, Dr. Dietrich was Vice President of Research and Development at Cellegy Pharmaceuticals. In addition, Guy Marsh was appointed to the position of Vice President of Operations and General Manager. Mr. Marsh joined VIVUS in May 1998 as Senior Director of Operations, and has been instrumental in streamlining the Company's operations and cost-cutting efforts.

  Fourth Quarter 2000

     The Company reported net income of $5.0 million, earning $0.15 per diluted share. At year end, cash, cash equivalents and available-for-sale securities had increased $4.9 million from December 31, 1999, while total liabilities had decreased $8.3 million during the same period.

     VIVUS began enrolling patients in the initial study of its FSD product, ALISTA.

     Paladin was granted exclusive distribution and marketing rights for MUSE in Canada.

     The Company was awarded a new patent by the U.S. Patent & Trademark Office, which provides broad patent protection for commercializing local delivery of PDE3 inhibitors for the treatment of ED.

     The Company received 510(k) clearance from the FDA for over-the-counter
(OTC) marketing of ACTIS, an adjustable constriction band used to improve erections in men with ED. FDA clearance for prescription use of ACTIS was obtained in 1996 and the device was introduced into the marketplace in 1997.

     In October 2000, VIVUS withdrew its U.S. New Drug Application ("NDA") for its second-generation product, ALIBRA, a urethral microsuppository containing alprostadil and prazosin hydrochloride for the treatment of ED. The Company met with the FDA in December 2000 to determine what additional data is required to obtain marketing clearance for ALIBRA. The Company's communication with the FDA is ongoing regarding the requirements for approval of ALIBRA.

RESEARCH & DEVELOPMENT

     VIVUS' objective is to be a global leader in the development and commercialization of innovative therapies for the treatment of sexual dysfunction and other urologic disorders. Currently, the Company has development projects in ED, FSD and PE. The Company has in-licensed a drug candidate and is developing new uses for well-known pharmacologic agents for which significant safety data already exists. The Company has a significant patent portfolio that it believes provides broad protection for the drug products under development. The Company will continually assess the feasibility and relevance of its current and future R&D projects, as determined by the Company's management and Board of Directors.

DEVELOPMENT PROJECTS CURRENTLY INCLUDE:

     DEVELOPMENT AREA            PRODUCT/TECHNOLOGY             STATUS
     ----------------            ------------------             ------
Male Erectile Dysfunction   ALIBRA                         NDA withdrawn(1)
Female Sexual Dysfunction   ALISTA                         Clinical
Male Erectile Dysfunction   TA-1790, Oral                  Clinical(2)
Male Premature Ejaculation  Oral                           Clinical
Male Erectile Dysfunction   TA-1790, Transurethral         Pre-clinical
Female Sexual Dysfunction   TA-1790, Topical & Oral        Pre-clinical

---------------
(1) The Company has met with the FDA and EMEA and continues to communicate with these agencies to determine what data is required to obtain marketing authorization for ALIBRA.

(2) Initial clinical evaluation of TA-1790 has been conducted by TANABE. Future clinical studies will be conducted by VIVUS.

CLINICAL STUDIES

     Clinical trial activity at VIVUS is currently focused on the development of ALISTA for the treatment of female sexual arousal disorder, the development of TA-1790 for the treatment of male erectile dysfunction, and the evaluation of formulations to be used as therapy for the treatment of premature ejaculation.

     During the first quarter of 2001, a double-blind, placebo-controlled phase I safety evaluation of ALISTA was completed. The Company also initiated a double-blind, placebo-controlled, multi-center study to evaluate the efficacy of ALISTA in women with FSAD. Results from these studies are expected to provide data that will enable the Company to design and initiate larger-scale Phase II and Phase III studies required to obtain regulatory approval for this product.

     The Company has licensed from TANABE TA-1790 for the treatment of sexual dysfunction in men and women. TANABE has conducted an initial phase I study evaluating the safety of TA-1790. In this study, healthy male volunteers received single doses of TA-1790. The Company plans initially to undertake additional clinical studies to evaluate the safety and efficacy of this compound as an on-demand oral therapy for the treatment of male erectile dysfunction. In addition, TA-1790 is being evaluated for its potential for use as a transurethral therapy for ED either alone or in combination with other vasodilators, and as an oral or topical treatment for FSAD.

     In a proof of concept study completed during the first half of 2000, the effect of on-demand therapy with several classes of compounds for the treatment of premature ejaculation was evaluated. This study demonstrated statistically significant effects on ejaculatory latency, and additional formulation work to optimize the drug product for this indication is ongoing. The Company anticipates resuming clinical studies once this formulation work has been completed.

SALES AND MARKETING

  Domestic

     The Company supports MUSE sales in the U.S. with a small sales team comprised of regional sales managers and telesales personnel calling on targeted physicians. The Company participates in national urologic and sexual dysfunction forums and conferences such as the American Urologic Association annual meeting and the International Society for Impotence Research. In addition, the Company supports the ongoing research and clinical investigation of MUSE and the publication of data in peer-reviewed journals.

  International

     The Company signed an international distribution and marketing agreement with Abbott in June 2000. Abbott purchases MUSE from the Company for resale in all markets except the U.S. and Canada. As of

March 2001, Abbott has re-launched MUSE in the United Kingdom, Ireland, Sweden, Switzerland, Denmark, Germany, New Zealand, Australia, Norway and Finland.

     In November of 2000, VIVUS granted Paladin the exclusive rights to distribute and market MUSE in Canada; initial shipments of MUSE were made in the first quarter 2001 to Paladin.

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

     The application process takes less than a minute. Once administered, the pharmacologic agent dissolves in the small amount of urine that remains in the urethra, is absorbed across the urethral mucosa, and is transferred via local vasculature to the tissues of the erectile bodies. When successful, an erection is produced within 15 minutes of administration and lasts approximately 30 - 60 minutes. Many patients experience transient penile pain and/or local aching after administration and during intercourse, which is caused by the use of the drug alprostadil.

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

     The Company's second transurethral product for the treatment of ED, ALIBRA, utilizes a low 125 mcg dose of alprostadil administered in combination with 500 mcg of prazosin hydrochloride. Because alprostadil and prazosin affect vasodilation by complimentary mechanisms, this combination product is designed to provide adequate efficacy and safety with a relatively low dose of alprostadil. Since it is not necessary for patients to titrate among multiple doses, ALIBRA, pending regulatory approval, may provide patients with the advantage of initiating therapy at home, as opposed to dose titration in the physician's office.

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

CURRENT THERAPIES

     In addition to MUSE, the primary physiological therapies currently utilized for the treatment of ED are:

     Oral Medications. In 1998, Pfizer Inc. received clearance from the FDA to market its oral treatment for ED, Viagra. Commercial introduction of this new competitive product adversely affected the Company's business, financial condition and results of operations. Currently, sildenafil accounts for over 98% of prescriptions for pharmaceutical products to treat ED. Yohimbine is another oral medication currently prescribed in the U.S. for the treatment of ED. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of ED.

     Needle Injection Therapy. This form of treatment involves the needle injection of pharmacologic agents directly into the penis. The only pharmacologic agent that is currently approved for this indication is alprostadil (which is also the active ingredient in MUSE). Alprostadil is also used by many doctors in combination with other vasodilators, most commonly phentolamine and papaverine. Injection therapy requires a prescription from a physician and instruction on self-injection. Side effects may include pain associated with injection, local pain and aching, priapism (persistent prolonged erections), fibrosis (build-up of scar tissue) and bleeding.

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

MANUFACTURING

     The Company leases 90,000 square feet of space in Lakewood, New Jersey for its manufacturing operation which includes formulation, filling, packaging, analytical laboratories, storage, distribution and administrative offices. The FDA and the Medicines Control Agency ("MCA") authorized the Company to begin commercial production and shipment of MUSE from this facility in June and March 1998, respectively. The Company has met all market demands for the supply of MUSE utilizing its high quality New Jersey manufacturing facility.

GOVERNMENT REGULATION

     The Company's research, pre-clinical development, clinical trials, manufacturing and marketing of its products are subject to extensive regulation by numerous governmental authorities in the U.S. and other countries. Clinical trials, manufacturing and marketing of the Company's products are and will be subject to the rigorous testing and approval processes of the FDA and equivalent foreign regulatory agencies. The process of obtaining FDA and other required regulatory approvals is lengthy and expensive. In November 1996, the Company received final marketing clearance from the FDA for MUSE. In November 1997, the

Company obtained regulatory marketing clearance by the MCA to market MUSE in the United Kingdom. MUSE has also been approved in more than 40 countries around the globe.

     After regulatory approval is obtained, the Company's products are subject to continual review. The Company submitted marketing applications for its second-generation product, ALIBRA, to the FDA in December 1999 and with the EMEA in May 2000. In October 2000, the Company withdrew its application from the FDA. VIVUS has met with both the FDA and the EMEA to determine what additional data is required to obtain marketing clearance for ALIBRA. There can be no assurance, however, that the Company will be successful in obtaining approvals for ALIBRA.

EMPLOYEES

     As of March 9, 2001, the Company employed 133 persons. Of these employees, 97 are located at the manufacturing facility in Lakewood, New Jersey; and 36 are located at the Company's corporate headquarters in Mountain View, CA and other U.S. and international locations. None of the Company's current employees are represented by a labor union or are the subject of a collective bargaining agreement. The Company believes that it maintains good relations with its employees.

     This Form 10-K contains "forward-looking" statements about future financial results, future products and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: new product development and uncertainty of product approvals (pages 10 and 11); intense competition (page 11); future capital needs and uncertainty of additional financing (pages 11 and 12); limited sales and marketing in the U.S. (page 12); dependence on third parties (pages 12 and 13); raw materials (page
13); single manufacturing facility (page 13); and other risk factors as stated (pages 10 through 18).

                                  RISK FACTORS

NEW PRODUCT DEVELOPMENT AND UNCERTAINTY OF PRODUCT APPROVALS

     The Company's future operating results may be adversely affected if the Company is unable to continue to develop, manufacture and bring to market new drug products rapidly. The process of developing new drugs and/or therapeutic products is inherently complex and uncertain. The Company must make long-term investments and commit significant resources before knowing whether its development programs will eventually result in products that will receive regulatory approval and achieve market acceptance. After the FDA and international regulatory authorities approve a product, the Company must manufacture sufficient volumes to meet market demand. This is a process that requires accurate forecasting of market demand. Given existing treatments and the number of products introduced in the market each year, the drug development process becomes increasingly difficult, expensive and risky. There is no guarantee that future clinical studies will confirm the safety and efficacy of any product in development or that the Company will receive regulatory approval for such products. Further, even if the Company were to receive regulatory approval for a product, there can be no assurance that such product would prove to be commercially successful.

     In January 2001, VIVUS signed a licensing agreement with TANABE SEIYAKU ("TANABE"), a leading Japanese pharmaceutical company, for TANABE's proprietary phosphodiesterase type 5 (PDE5) inhibitor compound TA-1790 for the oral and local treatment of male and female sexual dysfunction. TANABE has conducted a Phase I clinical trial and VIVUS intends to initiate additional clinical studies required for regulatory approval of an oral treatment for ED. However, as with any pharmaceutical under development, there are significant risks in development, regulatory approval and commercialization of new compounds. There are no guarantees that future clinical studies will confirm the preliminary results from the Phase I clinical trial or that the compound TA-1790 will receive regulatory approval for any indication. Further, even if the Company were to receive regulatory approval for a product, there can be no assurance that such a product would prove to be commercially successful or profitable.

     In September 2000, the Company submitted an IND to the FDA to begin clinical studies with its FSD product, ALISTA. Clinical studies will be focused on the treatment of FSAD, a subcategory of FSD. In January 2001, the Company began enrollment of patients in a Phase II multi-center study to evaluate the safety and efficacy of ALISTA. There can be no assurances that the clinical studies will be successful. Even if the trials are successful, and the Company eventually files an NDA for ALISTA with the FDA, there are no assurances that it would be approved. Even if ALISTA eventually becomes an approved product, there can be no assurances that this treatment for FSD will be successful in the marketplace. Furthermore, the FDA could suspend clinical studies at any time if it is believed that the subjects participating in such studies are being exposed to unacceptable health risks.

     In a proof of concept study completed during the first half of 2000, the effect of on-demand therapy with several classes of compounds for the treatment of premature ejaculation (PE) was evaluated. This study demonstrated statistically significant effects on ejaculatory latency, and additional formulation work to optimize the drug product for this indication is ongoing. The Company anticipates resuming clinical studies once this formulation work has been completed. There is no guarantee that the Company will be able to optimize this formulation. Further, even if the formulation is optimized, there can be no assurance that future clinical studies will confirm the preliminary results in the proof of concept study or that a product for the treatment of PE would prove to be commercially successful.

     In May 2000, the Company filed for marketing authorization for ALIBRA with the European Agency for the Evaluation of Medicinal Products (EMEA) under the Centralized Process in Europe. The Company met with the EMEA and continues to discuss its pending European application. Based on these discussions, the EMEA may (1) require the Company to provide more data; (2) require the Company to perform additional clinical trials; or (3) not grant approval of the application. Even if ALIBRA is approved, there can be no assurances that this transurethral system to treat ED will be successful in the marketplace.

     In December 1999, the Company submitted an NDA to the FDA to market ALIBRA, which it subsequently withdrew in October 2000. The Company met with the FDA in December 2000 and continues to communicate with the FDA to determine what additional data is required to obtain marketing clearance for ALIBRA. There can be no assurance that the Company will re-file an NDA for ALIBRA. Even if the Company does re-file an NDA for ALIBRA, there can be no assurance that it will be approved or that it will be successful in the marketplace.

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

     Additional competitive products in the ED market include needle injection therapy products from Pharmacia Upjohn and Schwartz Pharma, which were approved by the FDA in July 1995 and June 1997, respectively. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of ED. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources abilities than VIVUS. In addition, many of these companies have significantly greater experience than the Company in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. For instance, ICOS Corporation and Bayer AG both have oral medications in late stage clinical testing for ED; and Senetek has a needle injection therapy product approved recently in Denmark and has filed for approval in other countries. These entities may market commercial products either on their own or through collaborative efforts. For example, ICOS Corporation formed a joint venture with Eli Lilly in October 1998 to jointly develop and market its oral treatment. The Company's competitors may develop technologies and products that are more effective than those currently marketed or being developed by the Company. Such developments would render the Company's products less competitive or possibly obsolete. The Company is also competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited experience.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

     The Company anticipates that its existing capital resources combined with anticipated future cash flows will be sufficient to support the Company's operating needs throughout 2001. However, the Company anticipates that it will be required to obtain additional financing to fund the development of its R&D pipeline in future periods in addition to the possible launch of any future products. There can be no assurance that the Company will be able to obtain such financing when required, on acceptable terms or at all.

     The Company expects to evaluate potential financing sources, including, but not limited to, the issuance of additional equity or debt securities, corporate alliances, joint ventures, and licensing agreements to fund the development and possible commercial launch of its future products. The sale of additional equity securities would result in additional dilution to the Company's stockholders. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the progress of the Company's R&D programs; (ii) the timing and results of pre-clinical testing and clinical trials; (iii) results of operations; (iv) demand for MUSE; (v) technological advances; (vi) the level of resources that the Company devotes to sales and marketing capabilities; and (vii) the activities of competitors.

LIMITED SALES AND MARKETING IN THE U.S.

     The Company supports MUSE sales in the U.S. through physician and patient information/help lines, a small targeted sales support group for major accounts, product education newsletters, and participation in national urologic and sexual dysfunction forums and conferences, such as the American Urological Association annual and regional meetings and the International Society for Impotence Research. There can be no assurance that demand for the Company's product MUSE will continue or that the Company will be able to adequately support sales of MUSE in the U.S.

DEPENDENCE ON THIRD PARTIES

     In November 2000, the Company entered into an agreement granting Paladin exclusive marketing and distribution rights for MUSE in Canada. This agreement does not have minimum purchase commitments and the Company is entirely dependent on Paladin's efforts to distribute and sell the Company's product effectively in Canada. There can be no assurance that such efforts will be successful or that Paladin will continue to support the product.

     In June 2000, the Company entered into an agreement granting Abbott exclusive marketing and distribution rights for MUSE in all countries outside the U.S. and Canada. This agreement does not have minimum purchase commitments and the Company is entirely dependent on Abbott's efforts to distribute and sell the Company's product effectively in all markets except the U.S. and Canada. There can be no assurance that such efforts will be successful or that Abbott will continue to support the product.

     In 1996, the Company entered into a distribution agreement with CORD Logistics, Inc. ("CORD"), a wholly owned subsidiary of Cardinal Health, Inc. Under this agreement, CORD (i) warehouses the Company's finished goods for U.S. distribution, (ii) takes customer orders, (iii) picks, packs and ships its product, (iv) invoices customers, and (v) collects related receivables. As a result of this distribution agreement with CORD, the Company is heavily dependent on CORD's efforts to fulfill orders and warehouse its products effectively in the U.S. There can be no assurance that such efforts will be successful.

     In 1996, the Company entered into an agreement with Gibraltar Laboratories (Gibraltar). Under this agreement, Gibraltar performs sterility testing on finished product manufactured by the Company to assure that they comply with product specifications. Gibraltar also performs microbial testing on water and compressed gases used in the manufacturing process and microbial testing on environmental samples to assure that the manufacturing environment meets appropriate cleanliness standards. As a result of this testing agreement, the company is dependent on Gibraltar to perform testing and issue reports on finished product and the manufacturing environment in a manner that meets regulatory compliance standards. There can be no assurance that such effort will be successful.

     In 1996, the Company entered into an agreement with WRB Communications ("WRB") to handle patient and healthcare professional hotlines for the Company. WRB maintains a staff of healthcare professionals to handle questions and inquiries about MUSE and ACTIS. These calls may include complaints about the Company's product due to efficacy or quality, as well as the reporting of adverse events. As a result of this agreement, the Company is dependent on WRB to effectively handle these calls and inquiries. There can be no assurance that such effort will be successful.

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

RAW MATERIALS

     The Company has obtained its current supply of alprostadil from two approved sources. The first is Spolana Chemical Works a.s. in Neratovice, Czech Republic ("Spolana"). The second is CHINOIN Pharmaceutical and Chemical Works Co., Ltd. ("Chinoin"). Chinoin is the Hungarian subsidiary of the French pharmaceutical company Sanofi Winthrop. The Company is required to receive regulatory approval for suppliers. At the present time, Spolana is the sole source of supply for alprostadil used in the manufacture of product for distribution in Europe, and the Company has a limited supply. Certain restrictions have been put in place by the European regulatory authorities that would require a variation to be approved before VIVUS can use the Chinoin alprostadil supply for European manufacture. The Company is in the process of transferring licenses in Europe to Abbott. Abbott intends to file variations with the European regulatory authorities for the use of Chinoin alprostadil. There can be no assurance that such variations will be approved in a timely manner or at all, which could have a material impact on the Company's ability to supply MUSE to Abbott for distribution in Europe.

     Furthermore, alprostadil is subject to periodic re-testing to assure it continues to meet specifications. There can be no guarantees the material will pass these testing procedures and continue to be usable material. There is a long lead time for manufacturing alprostadil. A short supply of alprostadil to be used in the manufacture of MUSE would have a material adverse effect on the Company's business, financial condition and results of operations.

SINGLE MANUFACTURING FACILITY

     The Company leases 90,000 square feet of space in Lakewood, New Jersey, in which it constructed manufacturing, warehousing and testing facilities. The FDA and MCA authorized the Company to begin commercial production and shipment of MUSE from this facility in June and March 1998, respectively. The New Jersey facility is currently the only place MUSE is manufactured. The Company has no immediate plans to construct another manufacturing site. Being that MUSE is produced with custom made equipment under specific manufacturing conditions, the inability of the New Jersey manufacturing facility to produce MUSE for whatever reason could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS RELATING TO INTERNATIONAL OPERATIONS

     The Company's product MUSE is currently marketed internationally. Changes in overseas economic and political conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could have a material adverse effect on the Company's business, financial condition and results of operations. The international nature of the Company's business is also expected to subject it and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or where the Company's product is sold. The regulation of drug therapies in a number of such jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the U.S.

HISTORY OF LOSSES

     The Company has generated a cumulative net loss of $83.3 million for the period from its inception through December 31, 2000. The Company must successfully manufacture and market MUSE and keep its expenditures in line with lower product revenues. The Company is subject to a number of risks including its ability to market, distribute and sell its product in the U.S., its reliance on Abbott to market and distribute MUSE internationally, its reliance on Paladin to market and distribute MUSE in Canada, intense competi-tion, and its reliance on a single therapeutic approach to ED. There can be no assurance that the Company will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of the Company's future success.

DEPENDENCE ON THE COMPANY'S TRANSURETHRAL SYSTEM FOR ERECTION

     MUSE, a drug product developed by the Company to treat ED, relies on a single therapeutic approach, a transurethral system for erection. The existence of side effects or dissatisfaction with this product may impact a patient's decision to use or continue to use or a physician's decision to recommend this therapeutic approach as a therapy for the treatment of ED, thereby affecting the commercial viability of MUSE. In addition, technological changes or medical advancements could diminish or eliminate the commercial viability of the Company's products, the results of which could have a material effect on the business operations and results of the Company.

PATENTS AND PROPRIETARY RIGHTS

     The Company's policy is to aggressively maintain its patent position and to enforce all of its intellectual property rights.

     The Company is the exclusive licensee of U.S. and Canadian patents originally filed in the name of Dr. Gene Voss. These patents claim methods of treating ED with a vasodilator-containing ointment that is administered either topically or transurethrally.

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

     The Company is the sole assignee of five U.S. patents deriving from patent applications originally filed by Alza, covering inventions Dr. Virgil Place made while he was an employee of Alza. The patents are directed to dosage forms for administering a therapeutic agent to the urethra, methods for treating ED, and specific drug formulations that can be delivered transurethrally for the treatment of ED. With one exception, the patents derive from patent applications that were filed in the U.S. prior to June 8, 1995, and will therefore have a seventeen-year patent term calculated from the date of patent grant. Foreign patents have been granted in Australia, Europe (including Austria, Belgium, Denmark, France, Germany, Great Britain, Greece, Italy, Luxembourg, the Netherlands, Spain, Sweden and Switzerland), Finland, Ireland, Mexico, New Zealand, Norway, Portugal, South Africa and South Korea, and foreign applications are pending in Canada and Japan.

     The Company's license and assignment agreements for these patents and patent applications are royalty-bearing and do not expire until the licensed patents expire. These license and assignment agreements provide that the Company may assume responsibility for the maintenance and prosecution of the patents and bring infringement actions.

     In addition to the Voss, Kock and Place patents and applications identified above, the Company has thirteen issued U.S. patents, twelve pending U.S. patent applications, three granted foreign patent, and twenty-two pending foreign patent applications. Several of these patents and applications further address the prevention, treatment and diagnosis of ED, while others are directed to prevention and/or treatment of other types of sexual dysfunction, including PE and FSD. One of the Company's issued patents covers the Company's ACTIS venous flow control device.

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

     The Company's success will depend in large part on the strength of its current and future patent position for the treatment of ED, PE and FSD. The Company's patent position, like that of other pharmaceutical companies, is highly uncertain and involves complex legal and factual questions. The claims of a U.S. or foreign patent application may be denied or significantly narrowed, and patents that ultimately issue may not provide significant commercial protection to the Company. The Company could incur substantial costs in proceedings before the U.S. Patent and Trademark Office, including interference proceedings. These proceedings could also result in adverse decisions as to the priority of the Company's licensed or assigned inventions. There is no assurance that the Company's patents will not be successfully challenged or designed around by others.

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

     The Company was also the first to file a Notice of Opposition to Pfizer's European patent application claiming the use of phosphodiesterase inhibitors to treat ED. Numerous other companies have also opposed the patent, and the Company will support these other entities in their oppositions as necessary.

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

DEPENDENCE ON KEY PERSONNEL

     The Company's success is highly dependent upon the skills of a limited number of key management personnel. To reach its business objectives, the Company will need to retain and hire qualified personnel in the areas of manufacturing, research and development, clinical trial management and pre-clinical testing. There can be no assurance that the Company will be able to hire or retain such personnel as the Company must compete with other companies, academic institutions, government entities and other agencies. The loss of any of the Company's key personnel or the failure to attract or retain necessary new employees could have an adverse effect on the Company's research, product development and business operations.

GOVERNMENT REGULATION

     The Company's research, preclinical development, clinical studies, manufacturing and marketing of its products are subject to rigorous testing and extensive regulation processes of the FDA and equivalent foreign regulatory agencies. To date, the Company's product MUSE has received marketing clearance in more than 40 countries worldwide.

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

     Failure to comply with the applicable regulatory requirements can result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution, among other outcomes. In addition, the marketing and manufacturing of pharmaceutical products are subject to continuing FDA and other regulatory review, and later discovery of previously unknown problems with a product, manufacturer or facility may result in the FDA and other regulatory agencies requiring further clinical research or restrictions on the product or the manufacturer, including withdrawal of the product from the market. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

     Failure to maintain satisfactory compliance with Current Good Manufacturing Practices ("cGMP") would have a material adverse effect on the Company's ability to continue to market and distribute its products and, in the most serious cases, could result in the issuance of additional Warning Letters, seizure or recall of products, civil fines or closure of the Company's manufacturing facility until such cGMP compliance is achieved.

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

UNCERTAINTY OF PHARMACEUTICAL PRICING AND REIMBURSEMENT

     In the U.S. and elsewhere, sales of pharmaceutical products are dependent, in part, on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. With the introduction of Viagra, third party payors have begun to restrict or eliminate reimbursement for ED treatments. While a large percentage of prescriptions in the U.S. for MUSE have been reimbursed by third party payors since its commercial launch in January 1997, there can be no assurance that the Company's products will be considered cost effective and that reimbursement to the consumer will continue to be available or sufficient to allow the Company to sell its products on a competitive basis.

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

POTENTIAL VOLATILITY OF STOCK PRICE

     The stock market has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market price of the Company's common stock has been highly volatile and is likely to continue to be so. Factors such as the Company's ability to increase demand for its product in the U.S., the Company's ability to successfully sell its product in the U.S. and internationally, variations in the Company's financial results and its ability to obtain needed financing, announcements of technological innovations or new products by the Company or its competition, comments by security analysts, adverse regulatory actions or decisions, any loss of key management, the results of the Company's clinical trials or those of its competition, changing governmental regulations, patents or other proprietary rights, product or patent litigation or public concern as to the safety of products developed by the Company may have a significant effect on the market price of the Company's common stock.

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

     In January 2000, the Company leased 14,237 square feet of space in Mountain View, California, which serves as the principal site for administration, clinical trial management, regulatory affairs and monitoring of product production and quality control, as well as its research and development activities.

ITEM 3. LEGAL PROCEEDINGS

     On September 11, 2000, the Company filed a Notice and Demand for Arbitration with the American Arbitration Association ("AAA") against AndroSolutions, Inc. ("ASI") in connection with certain contractual provisions governing the parties' joint venture, ASIVI, LLC ("ASIVI"). The Company seeks an award declaring that it is not liable to ASI for a $625,000 milestone payment that ASI claims is due under the parties' Memorandum of Understanding dated October 14, 1999 (the "MOU"). The Company also seeks an award directing ASI's specific performance of other non-monetary contractual obligations. On October 5, 2000, ASI responded to the arbitration demand, denying all claims and asserting its entitlement to the $625,000 milestone payment. ASI also asserted counterclaims seeking an award directing VIVUS' specific performance of other non-monetary contractual obligations. The Company believes ASI's counterclaims are without merit and, on October 16, 2000, it filed its response to the counterclaims, denying all liability. The parties began an arbitration hearing in December 2000 that was postponed while the parties are attempting to agree on a settlement of the claims. If the parties are not able to reach a settlement, the hearing is expected to be continued in the second quarter of 2001.

     On August 23, 2000, VIVUS, Inc. (the "Company") received a notice of Demand for Arbitration from Alza Corporation ("Alza") alleging a breach of a sales force transition agreement dated July 6, 1998. The sales force transition agreement provided for the transition of VIVUS' sales force to Alza, where they would promote both VIVUS' and Alza's products for a period of time. The agreement further provided that VIVUS is to indemnify Alza for claims brought by any member of the sales force relating to such person's employment (or termination) by VIVUS, and that Alza is to indemnify VIVUS for claims brought by any member of the sales force relating to such person's employment (or termination) by Alza. Alza alleges that it is entitled to indemnification from the Company for Alza's attorneys' fees and amounts paid to settle claims relating to Alza's failure to hire a former Company employee. Alza seeks approximately $507,500 in damages. The Company filed an answer with the AAA on September 22, 2000, in which it denied all of the material allegations of the Demand for Arbitration. The Company is currently engaged in discovery. A briefing schedule has been set with all arbitration briefs to be submitted no later than May 3, 2001. No date has yet been set for an arbitration hearing. The Company believes it has meritorious defenses and it intends to vigorously defend the matter. Nevertheless, an adverse judgment in this litigation is not expected to have a material impact on the Company's financial position.

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

     On November 3, 1999, the Company filed a demand for arbitration against Janssen Pharmaceutica International ("Janssen") with the AAA pursuant to the terms of the Distribution Agreement entered into on January 22, 1997. The Company seeks compensation for inventory manufactured in 1998 in reliance on contractual forecasts and orders submitted by Janssen. The Company also seeks compensation for forecasts and order shortfalls attributed to Janssen in 1998, pursuant to the terms of the Distribution Agreement. The Company amended its arbitration demand in August 2000 to include claims for lost profits due to Janssen's failure to use the requisite diligence and reasonable efforts to gain regulatory approval for and launch MUSE in each country of the Territory. This amendment also includes claims based on Janssen's development of a competing product intended for use in the treatment of male ED, in violation of the Distribution Agreement. The Company's amended demand seeks an award of $7.9 million plus costs and interest. On October 20, 2000, Janssen submitted its response to the Company's amended arbitration demand denying liability on all claims, and asserting counterclaims against the Company for $1.8 million based on the Company's alleged improper calculation of its Cost of Goods charged to Janssen pursuant to the Distribution Agreement. On November 20, 2000 the Company filed its response to the counterclaims, denying all liability. The Company believes that Janssen's counterclaims are without merit and intends to defend against them vigorously. Administration of the arbitration has been transferred to JAMS and a three-member arbitration panel has been selected. The parties are currently in the process of conducting discovery and anticipate a hearing sometime in the second half of 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades publicly on the Nasdaq National Market System under the symbol "VVUS." The following table sets forth for the periods indicated the quarterly high and low closing sales prices of the Company's common stock as reported on the Nasdaq stock market.

                                                         THREE MONTHS ENDED
                                         --------------------------------------------------
                                         MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                         --------    -------    ------------    -----------
2000
  High.................................   $9.56       $7.94        $7.41           $4.22
  Low..................................    3.88        4.53         4.25            1.88
1999
  High.................................   $4.81       $5.31        $4.72           $5.69
  Low..................................    2.06        2.63         2.88            2.00

     As of March 9, 2001, there were no outstanding shares of preferred stock and 723 shareholders of record of 32,479,640 shares of outstanding common stock. The Company has not paid any dividends since its inception and does not intend to declare or pay any dividends on its common stock in the foreseeable future. Declaration or payment of future dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results and current and anticipated cash needs.

ITEM 6. SELECTED FINANCIAL DATA

     This section presents selected historical data of the Company. The financial statements, related notes thereto, and the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in the Form 10-K should be read carefully. The selected data is not intended to replace the financial statements.

                            SELECTED FINANCIAL DATA
               (IN THOUSANDS, EXCEPT PER SHARE AND EMPLOYEE DATA)

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                         QUARTER ENDED,
                                       ---------------------------------------------------
                                       MARCH 31    JUNE 30     SEPTEMBER 30    DECEMBER 31
                                       --------    --------    ------------    -----------
2000
  Net sales..........................  $ 7,467     $  6,747      $  4,978        $ 7,301
  Gross profit.......................  $ 4,540     $  3,883      $  2,036        $ 7,968
  Net income (loss)..................  $ 1,546     $    890      $    208        $ 5,047
  Net income (loss) per share:
     Basic...........................  $  0.05     $   0.03      $   0.01        $  0.16
     Diluted.........................  $  0.05     $   0.03      $   0.01        $  0.15
1999
  Net sales..........................  $ 9,754     $  5,811      $  6,127        $21,496
  Gross profit.......................  $ 6,151     $  2,739      $  3,287        $18,642
  Net income (loss)..................  $ 3,792     $    292      $    897        $13,820
  Net income (loss) per share:
     Basic...........................  $  0.12     $   0.01      $   0.03        $  0.43
     Diluted.........................  $  0.12     $   0.01      $   0.03        $  0.43
1998
  Net sales..........................  $27,522     $ 15,983      $ 20,064        $11,130
  Gross profit.......................  $17,040     $  5,279      $ (8,233)       $ 4,997
  Net income (loss)..................  $(2,390)    $(24,178)     $(54,725)       $ 1,040
  Net income (loss) per share:
     Basic...........................  $ (0.07)    $  (0.76)     $  (1.72)       $  0.03
     Diluted.........................  $ (0.07)    $  (0.76)     $  (1.72)       $  0.03

SELECTED ANNUAL FINANCIAL DATA

                                                            YEAR ENDED DECEMBER 31,
                                             -----------------------------------------------------
                                               2000       1999       1998        1997       1996
                                             --------   --------   ---------   --------   --------
Income Statement Data:
Product revenue -- U.S.....................  $ 22,474   $ 21,168   $  39,041   $128,320   $     --
Product revenue -- International...........     5,200     19,996      32,658      1,017         --
Milestone Revenue..........................        --      8,000       3,000      9,000     20,000
Other Revenue..............................        --      3,142          --         --         --
Returns....................................    (1,181)    (9,118)         --         --         --
                                             --------   --------   ---------   --------   --------
          Total revenue....................    26,493     43,188      74,699    138,337     20,000

  Gross profit.............................    18,427     30,819      19,083    100,049     20,000

Operating expenses:
  Research and development.................     4,670      7,884      16,178     12,123     28,279
  Selling, general and administrative......     8,655      6,332      40,477     47,931     11,733
  Write-downs and other charges............      (903)    (1,193)     44,653      5,050         --
                                             --------   --------   ---------   --------   --------
          Total operating expenses.........    12,422     13,023     101,308     65,104     40,012
                                             --------   --------   ---------   --------   --------
Income (loss) from operations..............     6,005     17,796     (82,225)    34,945    (20,012)
Interest and other income..................     2,541      1,994       1,972      4,856      3,485
                                             --------   --------   ---------   --------   --------
     Income (loss) before taxes............  $  8,546   $ 19,790   $ (80,253)  $ 39,801   $(16,527)
                                             ========   ========   =========   ========   ========

     Net income (loss).....................  $  7,691   $ 18,801   $ (80,253)  $ 36,617   $(16,527)
                                             ========   ========   =========   ========   ========
  Net income (loss) per diluted share......  $   0.23   $   0.58   $   (2.52)  $   1.03   $  (0.55)
  Shares used in per share computation.....    33,428     32,507      31,876     35,559     29,833
Balance Sheet Data (at year end):
  Working capital..........................  $ 32,981   $ 26,616   $  10,324   $ 54,888   $ 60,388
  Total assets.............................  $ 69,174   $ 68,760   $  54,108   $150,669   $ 96,532
  Accumulated deficit......................  $(83,298)  $(90,989)  $(109,790)  $(29,537)  $(66,154)
  Stockholders' equity.....................  $ 50,187   $ 41,496   $  21,677   $123,930   $ 89,780
Other Financial Data:
  Common shares outstanding................    32,461     32,211      31,890     33,168     32,454
  Number of employees......................       136        125         101        215         95

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     In the Management Discussion and Analysis section of the 10-K we are providing more detailed information about our operating results and changes in financial position over the past three years. This section should be read in conjunction with the Consolidated Financial Statements and related Notes beginning on page 29.

     VIVUS, Inc. ("VIVUS" or the "Company") is a pharmaceutical company developing innovative products to improve quality of life disorders in men and women, with a focus on sexual dysfunction. The Company developed and markets in the U.S. MUSE(R) (alprostadil) and ACTIS(R), two innovations in the treatment of erectile dysfunction ("ED") and has entered into a license and supply agreement with Abbott Laboratories ("Abbott") (NYSE:ABT) for the international marketing and distribution of its male transurethral ED products. In Canada, VIVUS has entered into a license and supply agreement with Paladin Labs, Inc. ("Paladin") (TSE:PLB) by which Paladin will market and distribute MUSE. VIVUS has ongoing research and development ("R&D") programs in male ED, female sexual dysfunction ("FSD"), and male premature ejaculation ("PE"). Adding to the Company's R&D pipeline in the first quarter of 2001, VIVUS licensed from TANABE SEIYAKU CO, LTD. ("TANABE"), a leading Japanese pharmaceutical company, TANABE's proprietary phosphodiesterase type 5 (PDE5) inhibitor compound TA-1790 for both the oral and local treatment of male and female sexual dysfunction. In January 2001, the Company began enrolling patients in a multi-center clinical study for its female sexual dysfunction product, ALISTA(TM), intended to evaluate the sexual response in women with a primary diagnosis of Female Sexual Arousal Disorder ("FSAD").

     During 1998, the Company experienced a significant decline (greater than 80%) in market demand for MUSE as a result of the introduction of Viagra in April 1998. During the second and third quarters of 1998, the Company took significant steps to restructure its operations to bring its cost structure in line with current and projected revenues. As a result, the Company incurred a net loss of $80 million and had negative operating cash flow of approximately $27 million for the year ended December 31, 1998.

     During 1999, the Company continued to align its operations more closely with the Company's current and expected revenues. The Company achieved profitability for all quarters in 1999, earning $0.58 per diluted share for the year. Cash, cash equivalents and available-for-sale securities at December 31, 1999 increased $16.5 million from December 31, 1998 to $40.4 million, while total liabilities decreased $5.1 million during the same period. The Company was awarded five patents in the areas of FSD, ED and PE to further build and strengthen its patent portfolio. The Company established a targeted sales force in the U.S. to support its product, MUSE, in the marketplace. The Company also filed a New Drug Application ("NDA") for ALIBRA with the Food and Drug Administration ("FDA") that was subsequently withdrawn in October 2000.

     During 2000, the Company continued to strengthen its balance sheet, increasing working capital by $6.4 million, to enable investment in its R&D projects and to pursue targeted technology acquisitions to expand its pipeline. The Company filed an Investigational New Drug ("IND") application and began clinical studies for ALISTA, its product for the treatment of FSD. The Company signed an agreement with Abbott for the marketing of MUSE internationally, except Canada, where Paladin is marketing and distributing MUSE. The Company was awarded several new patents for the treatment of ED and solidified its FSD intellectual property through its agreement with AndroSolutions. The Company also received 510(k) clearance from the FDA in December 2000, for over-the-counter (OTC) marketing of ACTIS, its adjustable constriction band used to improve erections in men with ED.

HIGHLIGHTS

     In January 2001, the Company signed a development, license and supply agreement with TANABE for its proprietary phosphodiesterase type 5 (PDE5) inhibitor compound TA-1790 for the oral and local treatment of male and female sexual dysfunction. TA-1790 is a relatively fast acting, highly selective, potent PDE5 inhibitor. TA-1790 has important characteristics that the Company believes may provide advantages enabling VIVUS to compete successfully in the first line oral ED market. This compound also provides the Company with the opportunity to develop other products, such as a new generation of potentially more effective locally delivered products for both male and female sexual dysfunction.

     The Company filed an IND application with the FDA for its FSD product, ALISTA, and began enrollment for the initial clinical study in October 2000. In January 2001, enrollment began in a multi-center Phase II study to evaluate the safety and efficacy of ALISTA in women with a primary diagnosis of FSAD.

     The Company signed a distribution and marketing agreement granting Abbott exclusive rights for MUSE covering all international markets outside the U.S. and Canada. In addition, Abbott obtained rights to ALIBRA, pending regulatory approval, in all international markets as well as the option to co-develop and license future transurethral products for the treatment of ED internationally. The company manufactured and shipped product to Abbott within three months of the signing of the distribution agreement. Abbott has re-launched MUSE in the United Kingdom, Ireland, Sweden, Switzerland, Denmark, Germany, New Zealand, Australia, Norway and Finland as of March 2001.

     The Company granted Paladin the exclusive right to distribute and market MUSE in Canada and began shipping MUSE to Paladin in February 2001.

     The Company was awarded three new patents by the U.S. Patent & Trademark Office. The first provides the Company with broad patent protection for commercializing locally delivered PDE5 inhibitors, including combinations with other active agents, for the treatment of ED. The second provides broad patent protection for oral, topical, transdermal and transurethral administration of serotonin antagonists, specifically 5-HT3 antagonists, to treat PE in men. The third provides the Company with broad patent protection for commercializing local delivery of PDE4 inhibitors, including combinations with other active agents, for the treatment of ED.

     The Company conducted a proof-of-concept study with an oral drug for the treatment of PE and is conducting formulation work to optimize the drug product. Additional clinical trials will be initiated upon completion of this formulation work.

     The Company filed for marketing authorization with the European Agency for the Evaluation of Medicinal Products ("EMEA") for ALIBRA, its second-generation transurethral product for the treatment of ED. In October 2000, the Company withdrew its NDA for ALIBRA filed with the FDA in 1999. The Company continues to communicate with the FDA and EMEA to determine what additional data is required to obtain marketing clearance for ALIBRA.

     The Company received 510(k) clearance from the FDA for over-the-counter marketing of ACTIS, an adjustable constriction band designed to improve erections in men with ED.

RESULTS OF OPERATIONS

  Years Ended December 31, 2000 and 1999

     U.S. product revenues for the year ended December 31, 2000 were $22.5 million, remaining relatively flat as compared to $21.2 million for the year ended December 31, 1999.

     International revenue was $5.2 million for the year ended December 31, 2000, compared to $20.0 million for the same period in 1999. The $20.0 million in revenues reported in 1999 included $14.9 million associated with the termination of the Company's distribution agreement with AstraZeneca.

     In 1999, the Company recorded a $9.1 million charge for the actual and anticipated return of expired product in the U.S. These returns were primarily the result of shipments made during the fourth quarter of 1997 and the first quarter of 1998. Demand for MUSE declined following the launch of Viagra in April 1998, resulting in excess inventories at wholesalers and retailers. In 2000, the charge for actual and anticipated returns of product was $1.2 million, or five percent of gross sales.

     Cost of goods sold for the year ended December 31, 2000 was $8.1 million, compared to $12.4 million for the same period in 1999. A portion of this decline is a result of the Company recording a $3.1 million write-up of its raw material inventory that had been previously reserved in 1998. In addition, the Company reversed an accrual for royalties of $2.0 million related to shipments to its previous international distributors due to the termination of those distribution agreements.

     R&D expenses for the year ended December 31, 2000 were $4.7 million, compared to $7.9 million in the year ended December 31, 1999. The $3.2 million decrease is a result of lower spending in 2000 versus 1999 when the Company was completing its Phase III clinical studies and filing an NDA for ALIBRA.

     Selling, general and administrative expenses for the year ended December 31, 2000 were $8.7 million, compared to $6.3 million in the year ended December 31, 1999. The increased expenses in 2000 were primarily a result of the Company's additional investment in its U.S. marketing and sales effort.

     Operating expenses for the year ended December 31, 2000 includes a reversal of $903 thousand of restructuring reserve established in 1998 related primarily to inventory commitments and other manufacturing expenses that were not required. Operating expenses for the year ended December 31, 1999 include a non-cash charge of $600,000 for the issuance of 120,000 shares of common stock toward the settlement of shareholders class action lawsuits. The Company also reclassified $1.8 million in 1999 from other restructuring costs to the allowance for product returns during earlier quarters.

     The Company recorded a tax provision of ten percent of net income before taxes for 2000. The effective tax rate calculation includes the effect of net operating losses ("NOLs") carried forward from prior periods. The tax rate would have been substantially higher if the NOLs had not been available to offset current income. The Company recorded a tax provision of five percent of net income before taxes for 1999.

  Years Ended December 31, 1999 and 1998

     Product revenues for the year ended December 31, 1999 were $21.2 million in the U.S. and $20.0 million internationally, compared to $39.0 million in the U.S. and $32.7 million internationally for the same period in 1998. The significant decline in U.S. product revenue is due to lower demand for the Company's product MUSE, which resulted from the launch of Viagra, a competitive oral treatment for ED. The international revenue decrease from 1998 is mainly attributable to reduced orders from both AstraZeneca and Janssen, the Company's previous international distribution partners of MUSE.

     For the year ended December 31, 1999, the Company recorded $8 million in milestone revenue from AstraZeneca related to regulatory approvals of MUSE in France, Germany, Italy and Spain. For the year ended December 31, 1998, the Company recorded $3 million in milestone revenue from Janssen related to regulatory approvals of MUSE in South Korea and Canada.

     Total revenue in 1999 also included $3.1 million in other revenue associated with the return of marketing and distribution rights for MUSE from AstraZeneca. Additionally, the Company recorded a $9.1 million charge for the actual and anticipated return of expired product in the U.S. These returns are primarily the result of shipments made during the fourth quarter of 1997 and the first quarter of 1998. Demand for MUSE declined following the launch of Viagra in April 1998, resulting in excess inventories at wholesalers and retailers.

     Cost of goods sold for the year ended December 31, 1999 was $12.4 million, compared to $55.6 million for the same period in 1998. The decrease was primarily a result of lower unit shipments in 1999. In addition, an inventory valuation reserve of $16.0 million was recorded in 1998.

     Research and development (R&D) expenses for the year ended December 31, 1999 were $7.9 million, compared to $16.2 million in the year ended December 31, 1998. Lower spending in 1999 was primarily a result of the Company's effort to bring overall cost levels in line with the Company's current and projected revenues. Higher spending in 1998 was mainly associated with a significantly larger R&D organization.

     Selling, general and administrative expenses for the year ended December 31, 1999 were $6.3 million, compared to $40.5 million in the year ended December 31, 1998. The lower expenses in 1999 were primarily a result of the Company's effort to bring overall cost levels in line with the Company's projected future demand for MUSE. Included in selling, general and administration expenses for 1998 were significant expenses for a direct-to-consumer advertising campaign as well as a direct sales force, which the Company did not incur in 1999.

     Operating expenses for the year ended December 31, 1999 included a non-cash charge of $600,000 for the issuance of 120,000 shares of common stock toward the settlement of shareholders class action lawsuits. In addition, the Company reclassified $1.8 million from other restructuring costs during the fourth quarter to allowance for product returns during earlier quarters. Operating expenses for the year ended December 31, 1998 included a restructuring charge of $12.5 million, primarily associated with the sales force and other personnel reductions; and a $32.2 million write-down of property and equipment. The write-down was calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 121 and represents the excess of the carrying values of property and equipment over the projected future discounted cash flows for the Company.

     The Company recorded a tax provision of five percent of net income before taxes for 1999. The effective tax rate calculation includes the effect of NOLs carried forward from prior periods. The tax rate would have been substantially higher if the NOLs had not been available to offset current income. The Company had no tax provision for 1998 as a result of the loss recorded for this year.

LIQUIDITY AND CAPITAL RESOURCES

     Since inception, the Company has financed operations primarily from the sale of preferred and common stock. Through December 31, 2000, VIVUS raised $154.4 million from financing activities and had an accumulated deficit of $83.3 million at December 31, 2000.

     Cash, cash equivalents and available-for-sale securities totaled $45.3 million (including restricted cash) at December 31, 2000, compared with $40.4 million at December 31, 1999. The $4.9 million increase during 2000 was primarily the result of net cash provided by operating activities of $4.5 million.

     The Company issued an irrevocable standby letter of credit for $3.3 million during the fourth quarter of 2000, in connection with its leased manufacturing facilities. The Company purchased a certificate of deposit as collateral for this letter of credit, which is restricted and not available for use in operations, and is presented accordingly as "restricted cash" in the non-current asset section of the balance sheet. This restriction will remain through the end of the lease term, including any renewals. The Company has exercised its first option to renew the original lease, thereby extending its commitment to 2007. The second renewal term, if exercised, would then extend the lease for an additional five years, to 2012.

     Accounts receivable net at December 31, 2000 were $3.4 million, compared with $4.4 million at December 31, 1999, a decrease of $998 thousand due primarily to lower sales and improved collections.

     Total liabilities were $19.0 million at December 31, 2000, compared with $27.3 million at December 31, 1999, a decrease of $8.3 million. This decrease relates primarily to payments made associated with the restructuring reserve of $3.9 million, net returns of expired product of $2.3 million, and a $2.0 million reversal of royalties accrued that relate to shipments to the Company's previous international distributors due to the termination of those distribution agreements.

     The Company anticipates that its existing capital resources combined with anticipated future cash flows will be sufficient to support the Company's operating needs throughout 2001. However, the Company anticipates that it will be required to obtain additional financing to fund the development of its R&D pipeline in future periods in addition to the possible launch of any future products.

     The Company expects to evaluate potential financing sources, including, but not limited to, the issuance of additional equity or debt securities, corporate alliances, joint ventures, and licensing agreements to fund the development and possible commercial launch of its future products. The sale of additional equity securities would result in additional dilution to the Company's stockholders. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the progress of the Company's R&D programs; (ii) the timing and results of pre-clinical testing and clinical trials; (iii) results of operations; (iv) demand for MUSE; (v) technological advances; (vi) the level of resources that the Company devotes to sales and marketing capabilities; and (vii) the activities of competitors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The SEC's rule related to market risk disclosure requires that the Company describe and quantify its potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. The Company is not exposed to market risks from changes in foreign currency exchange rates or commodity prices. The Company does not hold derivative financial instruments nor does it hold securities for trading or speculative purposes. At December 31, 1999 and 2000, the Company had no debt outstanding, and consequently the Company currently has no risk exposure associated with increasing interest rates. The Company, however, is exposed to changes in interest rates on its investments in cash equivalents and available-for-sale securities. Substantially all of its investments in cash equivalents and available-for-sale securities are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Currently, this reduces the Company's exposure to long-term interest rate changes.

     This Form 10-K contains "forward-looking" statements about future financial results, future products and other events that have not yet occurred. For example, statements like we "expect," we "anticipate" or we "believe" are forward-looking statements. Investors should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties about the future. We will not necessarily update the information in this Form 10-K if any forward-looking statement later turns out to be inaccurate. Details about risks affecting various aspects of our business are discussed throughout this Form 10-K. Investors should read all of these risks carefully, and should pay particular attention to risks affecting the following areas: new product development and uncertainty of product approvals (pages 10 and 11); intense competition (page 11); future capital needs and uncertainty of additional financing (pages 11 and 12); limited sales and marketing in the U.S. (page 12); dependence on third parties (pages 12 and 13); raw materials (page
13); single manufacturing facility (page 13); and other risk factors as stated (pages 10 through 18).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                  VIVUS, INC.

1. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

     The following financial statements are filed as part of this Report:

                                                              PAGE
                                                              ----
Report of independent public accountants....................   30
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................   31
Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998..........................   32
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 2000, 1999 and 1998..............   33
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................   34
Notes to Consolidated Financial Statements..................   35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of VIVUS, Inc.:

     We have audited the accompanying consolidated balance sheets of VIVUS, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of VIVUS, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          /s/  ARTHUR ANDERSEN LLP

San Jose, California
January 18, 2001

                                  VIVUS, INC.

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 29,236    $  8,785
  Available-for-sale securities.............................     9,187      27,049
  Accounts receivable (net of allowance for doubtful
     accounts of $304 and $147 at December 31, 2000 and
     1999)..................................................     3,434       4,432
  Inventories, net..........................................     5,045       3,527
  Prepaid expenses and other assets.........................     1,143       4,338
                                                              --------    --------
          Total current assets..............................    48,045      48,131
Property and equipment, net.................................    14,294      16,071
Restricted cash.............................................     3,324          --
Available-for-sale securities, non-current..................     3,511       4,558
                                                              --------    --------
          Total assets......................................  $ 69,174    $ 68,760
                                                              ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,775    $  2,453
  Accrued and other liabilities.............................    13,289      19,062
                                                              --------    --------
          Total current liabilities.........................    15,064      21,515
  Accrued and other long-term liabilities...................     3,923       5,749
                                                              --------    --------
          Total liabilities.................................    18,987      27,264
                                                              --------    --------
Stockholders' equity:
  Common stock; $.001 par value; shares
     authorized -- 200,000 at December 31, 2000 and 1999;
     shares outstanding -- December 31, 2000, 32,461
     December 31, 1999, 32,211..............................        32          32
  Paid in capital...........................................   133,288     132,643
  Accumulated other comprehensive income....................       165        (190)
  Accumulated deficit.......................................   (83,298)    (90,989)
                                                              --------    --------
          Total stockholders' equity........................    50,187      41,496
                                                              --------    --------
          Total liabilities and stockholders equity.........  $ 69,174    $ 68,760
                                                              ========    ========

   The accompanying notes are an integral part of these financial statements.

                                  VIVUS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               2000       1999        1998
                                                              -------    -------    --------
Revenue
  US product................................................  $22,474    $21,168    $ 39,041
  International product.....................................    5,200     19,996      32,658
  Milestone.................................................       --      8,000       3,000
  Other revenue.............................................       --      3,142          --
  Returns...................................................   (1,181)    (9,118)         --
                                                              -------    -------    --------
          Total revenue.....................................   26,493     43,188      74,699
Cost of goods sold..........................................    8,066     12,369      55,616
                                                              -------    -------    --------
Gross profit................................................   18,427     30,819      19,083
                                                              -------    -------    --------
Operating expenses:
  Research and development..................................    4,670      7,884      16,178
  Selling, general and administrative.......................    8,655      6,332      40,477
  Settlement of lawsuits....................................       --        600          --
  Write-down of property....................................       --         --      32,163
  Other restructuring costs.................................     (903)    (1,793)     12,490
                                                              -------    -------    --------
          Total operating expenses..........................   12,422     13,023     101,308
                                                              -------    -------    --------
Income (loss) from operations...............................    6,005     17,796     (82,225)
Interest and other income...................................    2,541      1,994       1,972
                                                              -------    -------    --------
Income (loss) before provision for income taxes.............    8,546     19,790     (80,253)
Provision for income taxes..................................     (855)      (989)         --
                                                              -------    -------    --------
Net income (loss)...........................................  $ 7,691    $18,801    $(80,253)
                                                              =======    =======    ========
Net income (loss) per share:
  Basic.....................................................  $  0.24    $  0.59    $  (2.52)
  Diluted...................................................  $  0.23    $  0.58    $  (2.52)
Shares used in per share computation:
  Basic.....................................................   32,328     32,085      31,876
  Diluted...................................................   33,428     32,507      31,876

   The accompanying notes are an integral part of these financial statements.

                                  VIVUS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     COMMON STOCK AND      ACCUMULATED
                                     PAID IN CAPITAL          OTHER
                                    ------------------    COMPREHENSIVE    ACCUMULATED
                                    SHARES     AMOUNT        INCOME          DEFICIT       TOTAL
                                    ------    --------    -------------    -----------    --------
Balances, December 31, 1997.......  33,168    $153,369        $  98         $ (29,537)    $123,930
  Sale of common stock through
     employee stock purchase
     plan.........................      77         489                                         489
  Exercise of common stock
     options for cash.............     288         576                                         576
  Repurchase of common stock
     for cash.....................  (1,663)    (23,584)                                    (23,584)
  Stock compensation costs........      20         648                                         648
  Unrealized loss on securities...                             (129)                          (129)
  Net (loss)......................                                            (80,253)     (80,253)
                                    ------    --------        -----         ---------     --------
Balances, December 31, 1998.......  31,890     131,498          (31)         (109,790)      21,677
  Sale of common stock through
     employee stock purchase
     plan.........................      97         208                                         208
  Exercise of common stock
     options for cash.............     104         188                                         188
  Settlement of lawsuits..........     120         600                                         600
  Stock compensation costs........                 181                                         181
  Unrealized loss on securities...                             (159)                          (159)
  Net income......................                                             18,801       18,801
                                    ------    --------        -----         ---------     --------
Balances, December 31, 1999.......  32,211     132,675         (190)          (90,989)      41,496
  Sale of common stock through
     employee stock purchase
     plan.........................     117         276                                         276
  Exercise of common stock options
     for cash.....................     133         369                                         369
  Unrealized gain on securities...                              355                            355
  Net income......................                                              7,691        7,691
                                    ------    --------        -----         ---------     --------
Balances, December 31, 2000.......  32,461    $133,320        $ 165         $ (83,298)    $ 50,187
                                    ======    ========        =====         =========     ========

   The accompanying notes are an integral part of these financial statements.

                                  VIVUS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2000         1999         1998
                                                          ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).....................................  $   7,691    $  18,801    $ (80,253)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used for) operating activities:
     Depreciation and amortization......................      2,379        3,316        3,688
     Property write-down................................         --           --       32,163
     Inventory write-down...............................         --           --       16,083
     Stock compensation costs...........................         --          181          648
     Settlement of lawsuits.............................         --          600           --
  Changes in assets and liabilities:
     Accounts receivable................................        998          765        6,594
     Inventories........................................     (1,518)       1,745      (12,271)
     Prepaid expenses and other assets..................      3,195       (3,804)       1,102
     Accounts payable...................................       (678)        (824)      (3,297)
     Accrued and other liabilities......................     (7,599)      (4,344)       8,989
                                                          ---------    ---------    ---------
          Net cash provided by (used for) operating
            activities..................................      4,468       16,436      (26,554)
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment purchases......................       (602)        (173)     (18,602)
  Investment in restricted certificate of deposit.......     (3,324)          --           --
  Investment purchases..................................   (120,941)    (134,860)    (180,791)
  Proceeds from sale/maturity of securities.............    140,205      123,997      245,294
                                                          ---------    ---------    ---------
          Net cash provided by (used for) investing
            activities..................................     15,338      (11,036)      45,901
                                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock through employee stock purchase
     plan...............................................        276          208          489
  Exercise of common stock options......................        369          188          576
  Repurchase of common stock............................         --           --      (23,584)
                                                          ---------    ---------    ---------
          Net cash provided by (used for) financing
            activities..................................        645          396      (22,519)
                                                          ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH.........................     20,451        5,796       (3,172)
CASH:
  Beginning of year.....................................      8,785        2,989        6,161
                                                          ---------    ---------    ---------
  End of year...........................................  $  29,236    $   8,785    $   2,989
                                                          =========    =========    =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized gain (loss) on securities..................  $     355    $    (159)   $    (129)
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid.....................................  $     532    $      36    $      71

   The accompanying notes are an integral part of these financial statements.

                                  VIVUS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     VIVUS, Inc. (the "Company") was incorporated in 1991. The Company's objective is to become a global leader in the development and commercialization of innovative therapies for the treatment of sexual dysfunction and other urologic disorders in men and women.

     The Company obtained clearance from the U.S. Food and Drug Administration ("FDA") to manufacture and market MUSE, a transurethral applicator used for treating erectile dysfunction, in the United States in November 1996. The Medicines Control Agency ("MCA") approved MUSE for marketing in the United Kingdom in November 1997. MUSE has been approved in more than 40 countries around the globe.

     During 1998, the Company experienced a significant decline in market demand for MUSE as the result of the introduction of Viagra in April 1998. During the second and third quarters of 1998, the Company took significant steps to restructure its operation in an attempt to bring the cost structure in line with current and projected revenues. At December 31, 2000, the Company's accumulated deficit was approximately $83.3 million.

     The Company primarily sells its products through wholesale channels in the U.S. International sales are made only to the Company's international distributors. All transactions are denominated in U.S. dollars, therefore, the Company considers the arrangement as operating in a single segment reporting to the chief executive officer.

SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of VIVUS, Inc., VIVUS International Limited, a wholly-owned subsidiary, and VIVUS Ireland Limited, VIVUS UK Limited and VIVUS BV Limited, wholly-owned subsidiaries of VIVUS International Limited. All significant intercompany transactions and balances have been eliminated in consolidation.

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

  Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

  Available-for-Sale Securities

     Available-for-sale securities represent investments in debt securities that are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains or losses, are recorded in "Accumulated Other Comprehensive Income," a separate component of stockholders' equity until realized. The Company's policy is to record investments in debt securities as available-for-sale because the sale of such securities may be required prior to maturity. Any gains and losses on the sale of debt

                                  VIVUS, INC.

securities are determined on a specific identification basis and are included in interest and other income in the accompanying consolidated statements of operations.

  Inventories

     Inventories are stated at the lower of cost (first-in, first-out basis) or market and consist of raw materials, work in process and finished goods. Cost includes material and conversion costs. Pending FDA marketing clearance, which was obtained in November 1996, the Company expensed to research and development all raw material purchases prior to October 1, 1996. Certain of these expensed raw material costs benefited 1998 by reducing cost of sales by $2.7 million.

     During the quarter ended September 30, 1998, the Company wrote down its inventory to align with new estimates of expected future demand for MUSE. The Company had built up its inventory level prior to and after the launch of Viagra and had not anticipated the impact that Viagra would have on the demand for MUSE. The Company had anticipated sales to ultimately increase as a result of an expanding impotence market. Given the decline in demand for MUSE, in 1998 the Company recorded a valuation reserve of $16.0 million, related to excess raw materials and future inventory purchase commitments for raw materials. This write-down is included in "cost of sales" in 1998. Based on current projections of usage, the Company recorded a $3.1 million write up of its raw material inventory in the fourth quarter of 2000 that had been reserved in 1998.

  Prepaid Expenses and Other Assets

     Prepaid expenses and other assets generally consist of deposits, prepayments for future services and other assets. Prepayments are expensed when the services are received.

  Property and Equipment

     Property and equipment is stated at cost and includes machinery and equipment, computers and software, furniture and fixtures and building improvements. For financial reporting, depreciation and amortization are computed using the straight-line method over estimated useful lives of two to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives or remaining lease term. Expenditures for repairs and maintenance which do not extend the useful life of the property and equipment are expensed as incurred. Upon retirement, the asset cost and related accumulated depreciation are relieved from the accompanying consolidated financial statements. Gains and losses associated with dispositions or impairment of equipment, vehicles and leasehold improvements are reflected as a component of other income, net in the accompanying consolidated statements of operations.

  Restricted Cash

     The Company issued an irrevocable standby letter of credit for $3.3 million during the fourth quarter of 2000, in connection with its leased manufacturing facilities. The Company purchased a certificate of deposit as collateral for this letter of credit, which is restricted and not available for use in operations, and is presented accordingly as restricted cash in the non-current asset section of the balance sheet. This restriction will remain through the end of the lease term, including any renewals. The Company has exercised its first option to renew the original lease, thereby extending its commitment to 2007. The second renewal term, if exercised, would then extend the lease for an additional five years, to 2012.

  Revenue Recognition

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying

                                  VIVUS, INC.

generally accepted accounting principles to revenue recognition issues in financial statements, and became effective in the fourth quarter of 2000. The Company adopted SAB 101 in the first quarter of 2000. The adoption of SAB 101 did not have a material impact on our consolidated results of operations and financial position.

  U.S.

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time the product is shipped. The Company primarily sells its products through the wholesale channel in the United States. The Company provides for an estimated cost of product returns upon shipment based on historical experience.

  International

     The Company invoices its international distributors based on an agreed transfer price per unit, that is subject to revision based on contractual formulas either up or down upon quarterly reconciliations. Final pricing for product shipments to international distributors is subject to contractual formulas based on the distributor's net realized price to their customers. At the time of shipment, the Company recognizes revenue at the lowest possible price in accordance with contractual formulas and recognizes additional revenue, if any, upon finalization of pricing with its international distributors. As of December 31, 2000, the Company had deferred revenue of $1.9 million representing amounts billed in excess of revenue recognized.

  Income Taxes

     The Company uses the liability method to calculate deferred taxes. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities based on enacted tax laws and rates applicable to the period in which differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized.

  License Agreements

     The Company has obtained rights to patented technologies related to its initial product MUSE under several licensing agreements. These agreements generally required milestone payments during the development period and royalties on product sales. Royalties on product sales are included in cost of goods sold. The Company reversed $2.0 million of accrued royalties in 2000 related to shipments to its previous international distributors due to the termination of those distribution agreements.

  Net Income (Loss) Per Share

     Basic earnings per share ("EPS") is computed using the weighted average number of common shares outstanding during the periods. Diluted EPS is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of

                                  VIVUS, INC.

outstanding stock options under the treasury stock method. The computation of basic and diluted EPS for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                          2000          1999          1998
                                                       ----------    ----------    -----------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)....................................   $ 7,691       $18,801       $(80,253)
                                                        =======       =======       ========
Net income (loss) per share -- basic.................   $   .24       $   .59       $  (2.52)
Effect of dilutive securities (stock options)........      (.01)         (.01)            --
                                                        -------       -------       --------
Net income (loss) per share -- diluted...............   $   .23       $   .58       $  (2.52)
                                                        =======       =======       ========
Shares used in the computation of net income (loss)
  per share -- basic.................................    32,328        32,085         31,876
Effect of dilutive securities (stock options)........     1,100           422             --
                                                        -------       -------       --------
Diluted shares.......................................    33,428        32,507         31,876
                                                        =======       =======       ========

     Options to purchase 290,041 shares at prices ranging from $5.81 to $25.88, which were outstanding at December 31, 2000, are not included in the computation of diluted EPS for 2000 because the option prices were greater than the average market price of common shares. Options to purchase 964,879 shares at prices ranging from $3.25 to $25.88, which were outstanding at December 31, 1999, are not included in the computation of diluted EPS for 1999 because the option prices were greater than the average market price of common shares.

  Other Recent Pronouncements

     Accounting for Derivative Instruments and Hedging Activities. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and for Hedging Activities" ("SFAS 133") and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS 128"), in June 1998 and June 2000, respectively. As amended, SFAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities including recognizing all derivatives as either assets or liabilities in the financial statement at fair value. The adoption of SFAS 133 does not impact the Company's financial statements as the Company does not invest in derivatives or participate in hedging activities.

     Accounting for Certain Transactions Involving Stock Compensation. In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion 25 for certain matters, specifically (a) the definition of an employee for purposes of applying APB Opinion 25; (b) the criteria for determining whether a plan qualifies as a noncompensatory plan; (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The Company adopted FIN 44 as required by July 1, 2000. The adoption of this interpretation did not have a material impact on the Company's consolidated results of operations or financial position.

NOTE 2. AVAILABLE-FOR-SALE SECURITIES

     The fair value and the amortized cost of available-for-sale securities at December 31, 2000 and 1999 are presented in the table that follows. Fair values are based on quoted market prices obtained from an independent broker. For each category of investment securities, the table presents gross unrealized holding gains and losses.

                                  VIVUS, INC.

     As of December 31, 2000 (in thousands):

                                                                     UNREALIZED    UNREALIZED
                                         AMORTIZED    FAIR MARKET     HOLDING       HOLDING
                                           COST          VALUE         GAINS         LOSSES
                                         ---------    -----------    ----------    ----------
U.S. government securities.............  $  4,484      $  4,598        $ 114         $  --
Corporate debt.........................     8,049         8,100           51            --
                                         --------      --------        -----         -----
          Total........................    12,533        12,698          165             0
Amount classified as short-term........    (9,064)       (9,187)        (123)           --
                                         --------      --------        -----         -----
Amount classified as long-term.........  $  3,469      $  3,511        $  42         $   0
                                         ========      ========        =====         =====

     As of December 31, 1999 (in thousands):

                                                                     UNREALIZED    UNREALIZED
                                         AMORTIZED    FAIR MARKET     HOLDING       HOLDING
                                           COST          VALUE         GAINS         LOSSES
                                         ---------    -----------    ----------    ----------
U.S. government securities.............  $ 25,155      $ 24,980        $   1         $(176)
Corporate debt.........................     6,642         6,627            2           (17)
                                         --------      --------        -----         -----
          Total........................    31,797        31,607            3          (193)
Amount classified as short-term........   (27,227)      (27,049)          (3)         (181)
                                         --------      --------        -----         -----
Amount classified as long-term.........  $  4,570      $  4,558        $   0         $ (12)
                                         ========      ========        =====         =====

NOTE 3. INVENTORIES

     Inventories are recorded net of reserves of $7.7 million and $15.0 million as of December 31, 2000 and 1999, respectively, and consist of (in thousands):

                                                               2000      1999
                                                              ------    ------
Raw materials...............................................  $3,497    $2,038
Work in process.............................................      61       143
Finished goods..............................................   1,487     1,346
                                                              ------    ------
          Inventory, net....................................  $5,045    $3,527
                                                              ======    ======

NOTE 4. PROPERTY AND EQUIPMENT

     Property and equipment as of December 31 consists of (in thousands):

                                                                2000        1999
                                                              --------    --------
Machinery and equipment.....................................  $ 18,990    $ 18,755
Computers and software......................................     4,095       3,935
Furniture and fixtures......................................     2,247       2,195
Building Improvements.......................................    11,839      11,714
                                                              --------    --------
                                                                37,171      36,599
Accumulated depreciation and amortization...................   (22,877)    (20,528)
                                                              --------    --------
          Property and equipment, net.......................  $ 14,294    $ 16,071
                                                              ========    ========

     For the years ended December 31, 2000, 1999 and 1998, depreciation expense, in thousands, was $2,379, $3,316 and $3,688, respectively.

                                  VIVUS, INC.

NOTE 5. ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities as of December 31 consist of (in thousands):

                                                                2000        1999
                                                              --------    --------
Restructuring...............................................  $  4,266    $  8,185
Product returns.............................................     2,008       4,300
Income taxes................................................     3,332       3,016
Research and clinical expenses..............................     2,076       2,803
Royalties...................................................       541       2,312
Unearned revenue............................................     1,917       1,930
Employee compensation and benefits..........................     1,670       1,286
Other.......................................................     1,402         979
                                                              --------    --------
                                                                17,212      24,811
Amount classified as short-term.............................   (13,289)    (19,062)
                                                              --------    --------
Amount classified as long-term..............................  $  3,923    $  5,749
                                                              ========    ========

     In 2000, the Company recorded a provision for product returns of $1.2 million related to expired products. Actual returns of expired product were $3.6 million. At December 31, 2000, a balance of $2.0 million remained to offset anticipated future returns.

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

     During first quarter, second quarter and third quarter 1999, the Company included expired products returns of $500 thousand, $1 million, and $293 thousand, respectively, against the "Other" restructuring. In the fourth quarter 1999, the Company reclassified these charges to returns reserve to offset product revenues, and reversed the "Other" restructuring reserve from operating expenses as such reserves were determined to be excess in 1999.

                                  VIVUS, INC.

     Restructuring and related charges in fiscal 2000, 1999 and 1998 (in thousands):

                               SEVERANCE      INVENTORY     PROPERTY
                              AND EMPLOYEE   AND RELATED   AND RELATED    MARKETING
                                 COSTS       COMMITMENTS   COMMITMENTS   COMMITMENTS    OTHER     TOTAL
                              ------------   -----------   -----------   -----------   -------   --------
Restructuring Provision.....    $ 3,069       $ 16,083      $ 34,684       $ 3,191     $ 3,708   $ 60,735
Activity in 1998............     (1,159)       (10,699)      (30,020)       (1,884)     (1,915)   (45,677)
                                -------       --------      --------       -------     -------   --------
Balance at December 31,
  1998......................      1,910          5,384         4,664         1,307       1,793     15,058
Activity in 1999............     (1,610)        (1,379)         (784)       (1,307)     (1,793)    (6,873)
                                -------       --------      --------       -------     -------   --------
Balance at December 31,
  1999......................        300          4,005         3,880             0           0      8,185
Activity in 2000............       (300)        (3,063)         (556)           --          --     (3,919)
                                -------       --------      --------       -------     -------   --------
Balance at December 31,
  2000......................    $     0       $    942      $  3,324       $     0     $     0   $  4,266
                                =======       ========      ========       =======     =======   ========

     The Company expects that during the fiscal year 2001 it will make cash payments of approximately $400 thousand related to the restructuring, with the remaining $3.9 million in cash payments to occur in later years.

NOTE 7. STOCKHOLDERS' EQUITY

  Common Stock

     The Company is authorized to issue 200 million shares of common stock. As of December 31, 2000 and 1999, there were 32,461,457, and 32,210,500 shares, respectively, issued and outstanding.

     The Company's Board of Directors approved a stock repurchase program in May 1997 whereby the Company could purchase up to two million shares of its common stock. During 1997 the Company repurchased 336,700 shares at a cost of $7,716,000 and during 1998 the Company repurchased 1,663,300 additional shares of its common stock at a cost of $23,583,990.

     During 1999, the Company reached a settlement of the shareholder class action lawsuits, in which the company incurred a non-cash expense of $600,000 for the issuance of 120,000 shares of VIVUS, Inc. common stock.

  Preferred Stock

     The Company is authorized to issue 5,000,000 shares of undesignated preferred stock with a par value of $1.00 per share. As of December 31, 2000 and 1999 there are no preferred shares issued or outstanding. The Company may issue shares of preferred stock in the future, without stockholder approval, upon such terms as the Company's Board of Directors may determine.

NOTE 8. STOCK OPTION AND PURCHASE PLANS

  Stock Option Plans

     Under the 1991 Incentive Stock Plan (the Plan), the Company may grant incentive or non-statutory stock options or stock purchase rights (SPRs). Up to 7,800,000 shares of common stock have been authorized for issuance under the Plan. The Plan allows the Company to grant incentive stock options (ISOs) to employees and non-statutory stock options (NSOs) to employees, directors and consultants at not less than the fair market value (for an ISO) of the stock at the date of grant (110% of fair market value for individuals who control more than 10% of the Company stock; otherwise, not less than 85% of fair market value for an NSO), as determined by the Board of Directors. Under the Plan, 25% of the options generally become exercisable after one year and 2.0833% per month thereafter. The term of the option is determined by the Board of Directors on the date of grant but shall not be longer than ten years. The Plan allows the Company to grant SPRs to employees and consultants at not less than 85% of the fair market value of the stock at the date

                                  VIVUS, INC.

of grant, as determined by the Board of Directors. Sales of stock under SPRs are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. The Company has a right to repurchase the shares at the original sale price, which expires at a rate to be determined by the Board of Directors. As of December 31, 2000, no SPRs have been granted under the Plan.

     Under the 1994 Director Option Plan (the Director Option Plan), the Company reserved 400,000 shares of common stock for issuance to non-employee directors of the Company pursuant to non-statutory stock options issued at the fair market value of the Company's common stock at the date of grant. Under the Director Option Plan, non-employee directors will receive an option to purchase 32,000 shares of common stock when they join the Board of Directors. These options vest 25% after one year and 25% annually thereafter. Each director shall receive an option to purchase 8,000 shares of the Company's common stock annually upon their reelection. These options are fully exercisable ratably over eight months.

     Details of option activity under these plans are as follows:

                                                                NUMBER     WEIGHTED AVERAGE
                                                              OF SHARES     EXERCISE PRICE
                                                              ----------   ----------------
Outstanding, December 31, 1997..............................   4,521,195        $13.57
                                                              ----------        ------
  Granted...................................................   1,093,338          4.96
  Exercised.................................................    (379,375)         4.23
  Cancelled.................................................  (2,163,416)        14.23
                                                              ----------        ------
  Repricing cancellation....................................  (1,910,523)        15.16
  Repricing issuance........................................   1,910,523          3.42
                                                              ----------        ------
Outstanding, December 31, 1998..............................   3,071,742        $ 3.90
                                                              ----------        ------
  Granted...................................................     300,783          3.36
  Exercised.................................................    (103,623)         2.13
  Cancelled.................................................    (324,626)         7.43
                                                              ----------        ------
Outstanding, December 31, 1999..............................   2,944,276        $ 3.52
                                                              ----------        ------
  Granted...................................................     579,660          4.90
  Exercised.................................................    (133,166)         2.77
  Cancelled.................................................    (155,815)         3.19
                                                              ----------        ------
Outstanding, December 31, 2000..............................   3,234,955        $ 3.81
                                                              ==========        ======

      OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
-------------------------------   ---------------------------------------------------------------------
                     NUMBER                                                NUMBER
                 OUTSTANDING AT   WEIGHTED-AVERAGE                      EXERCISABLE
   RANGE OF       DECEMBER 31,       REMAINING       WEIGHTED-AVERAGE   DECEMBER 31,   WEIGHTED-AVERAGE
EXERCISE PRICES       2000        CONTRACTUAL LIFE    EXERCISE PRICE        2000        EXERCISE PRICE
---------------  --------------   ----------------   ----------------   ------------   ----------------
$0.24 - $ 2.69       935,802         6.4 years            $2.07            581,860          $1.76
$2.72 - $ 3.38       821,942         5.6 years            $2.96            717,445          $2.94
$3.75 - $ 4.50       812,079         6.2 years            $4.31            597,096          $4.38
$4.84 - $25.88       665,132         7.5 years            $6.71            250,888          $8.60
                   ---------                                             ---------
$0.24 - $25.88     3,234,955         6.4 years            $3.81          2,147,289          $3.68
                   =========                                             =========

     At December 31, 2000, 2,789,999 options remain available for grant.

     During 1997, options to purchase 100,000 shares of common stock were granted to research consultants at the fair market value on the date of grant. Compensation costs, including the impact of re-pricing, using the Black-Scholes option-pricing model approximately $1.1 million over the option's vesting period of which $181,000 and $648,000 were recorded as expenses for the years ended December 31, 1999 and 1998, respectively. These options were cancelled in July 1999, when the Company decided not to renew the contract

                                  VIVUS, INC.

with the research consultants. The research consultants exercised a total of 25,000 shares of these options during 1999.

     In October 1998, the Company's Board of Directors authorized the re-pricing of all non-executive employees' options, certain consultants' options, and 50% of executives' options to the closing value as of October 19, 1998. The remaining 50% of executive options were re-priced at 150% of the closing value as of the same date.

     As permitted under SFAS No. 123, the Company accounts for these plans under APB Opinion No. 25. Except for compensation as discussed above, no compensation cost has been recognized because the exercise price equals the market value of stock on the date of grant. Options under these plans generally vest over four years, and all options expire after ten years.

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

                                                             2000     1999       1998
                                                            ------   -------   --------
Pro forma net income (loss)...............................  $6,509   $17,341   $(83,129)
Pro forma net income (loss) per share:
  Basic...................................................  $ 0.20   $  0.54   $  (2.61)
  Diluted.................................................  $ 0.19   $  0.53   $  (2.61)

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

  Stock Purchase Plan

     Under the 1994 Employee Stock Purchase Plan (the Stock Purchase Plan), the Company reserved 800,000 shares of common stock for issuance to employees pursuant to the Stock Purchase Plan, under which eligible employees may authorize payroll deductions of up to 10% of their base compensation (as defined) to purchase common stock at a price equal to 85% of the lower of the fair market value as of the beginning or the end of the offering period. As of December 31, 2000, 386,963 shares have been issued to employees and there are 413,037 available for issuance. During 2000, the weighted average fair market value of shares issued under the Stock Purchase Plan was $2.32 per share.

NOTE 9. LICENSE AGREEMENTS

     The Company has entered into several agreements to license patented technologies that are essential to the development and production of the Company's transurethral products for the treatment of ED. In connection with these agreements, upon meeting certain milestones (as defined) and contingent on the issuance of patents in certain countries, the Company was obligated to (i) pay license fees of $2,575,000 (of which $2,175,000 was paid prior to December 31, 1997 and $400,000 was paid in January 1998); (ii) issue 896,492 shares of the Company's common stock (all of which has been issued); and (iii) pay royalties on product sales covered by the license agreements (4% of U.S. and Canadian product sales and 3% of sales elsewhere in the world). In 1996, the Company issued an additional 400,000 shares of common stock to maintain exclusive rights to certain patents and patent applications beyond 1998. In 1998, 1999 and 2000, the Company recorded royalty expenses as cost of goods sold based on product sales.

                                  VIVUS, INC.

NOTE 10. LEASE COMMITMENTS

     The Company leases its manufacturing facilities under a non-cancelable operating lease expiring in 2007 and has the option to extend this lease for one additional renewal term of five years. In January 2000, the Company entered into a seven-year lease for its corporate headquarters in Mountain View, California, which expires in January 2007.

     Future minimum lease payments under operating leases are as follows (in thousands):

2001........................................................  $1,247
2002........................................................   1,313
2003........................................................   1,262
2004........................................................   1,299
2005........................................................   1,348
Thereafter..................................................   1,517
                                                              ------
                                                              $7,986
                                                              ======

     Rent expense, in thousands, under operating leases totaled $1,235, $994, and $2,472 for the years ended December 31, 2000, 1999, 1998, respectively.

NOTE 11. INCOME TAXES

     Deferred income taxes result from differences in the recognition of expenses for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's deferred income tax assets as of December 31, are as follows (in thousands):

                                                           2000        1999
                                                         --------    --------
Deferred tax assets:
  Net operating loss carryforwards.....................  $ 11,606    $  6,230
  Research and development credit carryforwards........     5,255       4,820
  Capitalized research and development expenses........        --         534
  Inventory reserve....................................     3,063       6,100
  Accruals and other...................................     4,294       5,163
  Deferred gain........................................        --        (272)
  Depreciation.........................................     3,002       4,974
                                                         --------    --------
                                                           27,220      27,549
Valuation allowance....................................   (27,220)    (27,549)
                                                         --------    --------
          Total........................................  $     --    $     --
                                                         ========    ========

     For federal and state income tax reporting purposes, net operating loss carryforwards of approximately $33,535 and $5,742 are available to reduce future taxable income, if any. The federal net operating loss carryforwards expire on various dates through 2020. The state net operating loss carryforwards expire on various dates through 2010.

                                  VIVUS, INC.

     The provision for income taxes consists of the following components for the years ended December 31, 2000 and 1999. There was no provision recorded in 1998 due to the net loss of $80,253 reported for that year.

                                                              2000    1999
                                                              ----    ----
Current
  Federal...................................................  $805    $730
  State.....................................................    40      95
  Foreign...................................................    10     164
                                                              ----    ----
          Total current provision for income taxes..........  $855    $989
                                                              ====    ====

     The provisions for income taxes differs from the amount computed by applying the statutory federal income tax rates as follows, for the years ended December 31, 2000, 1999 and 1998:

                                                          2000    1999    1998
                                                          ----    ----    ----
Provision computed at federal statutory rates...........   35%     35%    (35)%
State income taxes, net of federal tax effect...........    6       6      (6)
Net operating losses utilized...........................  (25)    (31)     --
Tax credits.............................................   (5)     --      (1)
Change in valuation allowance...........................    5      --      36
Loss/(Income) not subject to federal and state
  taxation..............................................   (7)     (4)      5
Other...................................................    1      (1)      1
                                                          ---     ---     ---
          Provision for income taxes....................   10%      5%      0%
                                                          ===     ===     ===

NOTE 12. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

     Sales to significant customers as a percentage of total revenues are as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Customer A..................................................   18%     10%     13%
Customer B..................................................   17%      9%     11%
Customer C..................................................   15%      9%     11%
Customer D..................................................   10%      6%     10%
Customer E..................................................   10%      1%      *
Customer F..................................................    6%     47%     35%

---------------
* Customer's percentage did not fall in the top five

     The Company did not have any suppliers making up more than 10% of operating costs.

NOTE 13. 401(k) PLAN

     All of the Company's employees are eligible to participate in the VIVUS 401(k) Plan. Employer matching contributions for the year ended December 31, 2000 were $97 thousand. The employer matching portion of the 401(k) plan began on July 1, 2000.

NOTE 14. LEGAL MATTERS

     On November 3, 1999, the Company filed a demand for arbitration against one of its former distributors. The Company seeks compensation in the amount of $7.9 million plus costs and interest for (i) inventory manufactured in 1998 in reliance on contractual forecasts and orders submitted; (ii) forecasts and order shortfalls pursuant to the terms of the Distribution Agreement and (iii) lost profits due to the distributor's

                                  VIVUS, INC.

failure to use the requisite diligence and reasonable efforts to gain regulatory approval for and launch MUSE in each country of the Territory. On October 20, 2000, this former distributor submitted its response to the Company's amended arbitration demand denying liability on all claims, and asserted counterclaims against the Company for $1.8 million based on the Company's alleged improper calculation of its Cost of Goods charged pursuant to the Distribution Agreement. On November 20, 2000 the Company filed its response to the counterclaims, denying all liability. The Company believes that the counterclaims are without merit and intends to defend against them vigorously.

     In the normal course of business, the Company receives and makes inquiries regarding patent infringement and other legal matters. The Company believes that it has meritorious claims and defenses and intends to pursue any such matters vigorously. Aside from the above matter, the Company is not aware of any asserted or unasserted claims against it where an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

NOTE 15. SUBSEQUENT EVENT (UNAUDITED)

     In January 2001, the Company executed a development, license and supply agreement with a pharmaceutical company for its proprietary compound. Under the terms of this agreement, the Company acquired worldwide rights, except for Japan, China and certain Pacific Rim countries, to develop and commercialize the compound for oral and local treatments of male and female sexual dysfunction. During the first quarter 2001, the Company made up-front, non-refundable payments totaling $5 million dollars to the licensor. The agreement also includes additional payments to the licensor based on certain development, regulatory and sales milestones in addition to royalties based on a percentage of net sales of products containing the compound.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

        1. FINANCIAL STATEMENTS

     The financial statements of VIVUS, Inc. for the year ended December 31, 2000 together with the report of Independent Accountants, are set forth on pages 30 through 46 of this Form 10-K.

        2. FINANCIAL STATEMENT SCHEDULES

     Financial Statement Schedules not included in this Form 10-K have been omitted either because the information required to be set forth therein is not applicable or because the required information is shown in the consolidated financial statements or notes thereto included or incorporated by reference herein.

        3. EXHIBITS

      EXHIBIT
       NUMBER                              DESCRIPTION
      -------                              -----------
      3.2(7)       Amended and Restated Certificate of Incorporation of the
                   Company
      3.3(4)       Bylaws of the Registrant, as amended
      3.4(8)       Certificate of Designations of Rights, Preferences and
                   Privileges of Series A Participating Preferred Stock
      4.1(7)       Specimen Common Stock Certificate of the Registrant
      4.2(7)       Registration Rights, as amended
      4.4(1)       Form of Preferred Stock Purchase Warrant issued by the
                   Registrant to Invemed Associates, Inc., Frazier Investment
                   Securities, L.P., and Cristina H. Kepner

      EXHIBIT
       NUMBER                              DESCRIPTION
      -------                              -----------
      4.5(8)       Second Amended and Restated Preferred Shares Rights
                   Agreement, dated as of April 15, 1997 by and between the
                   Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights
                   Certificate and the Summary of Rights attached thereto as
                   Exhibits A, B, and C, respectively
     10.1(1)+      Assignment Agreement by and between Alza Corporation and the
                   Registrant dated December 31, 1993
     10.2(1)+      Memorandum of Understanding by and between Ortho
                   Pharmaceutical Corporation and the Registrant dated February
                   25, 1992
     10.3(1)+      Assignment Agreement by and between Ortho Pharmaceutical
                   Corporation and the Registrant dated June 9, 1992
     10.4(1)+      License Agreement by and between Gene A. Voss, MD, Allen C.
                   Eichler, MD, and the Registrant dated December 28, 1992
     10.5A(1)+     License Agreement by and between Ortho Pharmaceutical
                   Corporation and Kjell Holmquist AB dated June 23, 1989
     10.5B(1)+     Amendment by and between Kjell Holmquist AB and the
                   Registrant dated July 3, 1992
     10.5C(1)      Amendment by and between Kjell Holmquist AB and the
                   Registrant dated April 22, 1992
     10.5D(1)+     Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992
     10.6A(1)+     License Agreement by and between Amsu, Ltd., and Ortho
                   Pharmaceutical Corporation dated June 23, 1989
     10.6B(1)+     Amendment by and between Amsu, Ltd., and the Registrant
                   dated July 3, 1992
     10.6C(1)      Amendment by and between Amsu, Ltd., and the Registrant
                   dated April 22, 1992
     10.6D(1)+     Stock Purchase Agreement by and between Amsu, Ltd., and the
                   Registrant dated July 10, 1992
     10.11(4)      Form of Indemnification Agreements by and among the
                   Registrant and the Directors and Officers of the Registrant
     10.12(2)      1991 Incentive Stock Plan and Form of Agreement, as amended
     10.13(1)      1994 Director Option Plan and Form of Agreement
     10.14(1)      Form of 1994 Employee Stock Purchase Plan and Form of
                   Subscription Agreement
     10.17(1)      Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay
     10.21(3)+     Distribution Services Agreement between the Registrant and
                   Synergy Logistics, Inc. (a wholly-owned subsidiary of
                   Cardinal Health, Inc.)+ dated February 9, 1996
     10.22(3)+     Manufacturing Agreement between the Registrant and CHINOIN
                   Pharmaceutical and Chemical Works Co., Ltd. dated December
                   20, 1995
     10.22A(11)+   Amendment One, dated as of December 11, 1997, to the
                   Manufacturing Agreement by and between VIVUS and CHINOIN
                   Pharmaceutical and Chemical Works Co., Ltd. dated December
                   20, 1995
     10.23(6)+     Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996
     10.24(5)+     Distribution Agreement made as of May 29, 1996 between the
                   Registrant and ASTRAZ AB
    10.24A(14)++   Amended Distribution Agreement dated December 22, 1999
                   between AstraZeneca and the Registrant
     10.27(11)+    Distribution Agreement made as of January 22, 1997 between the Registrant and Janssen Pharmaceutica International, a
                   division of Cilag AG International
     10.27A(11)+   Amended and Restated Addendum 1091, dated as of October 29,
                   1997, between VIVUS International Limited and Janssen
                   Pharmaceutica International
     10.28(7)      Lease Agreement made as of January 1, 1997 between the
                   Registrant and Airport Associates

      EXHIBIT
       NUMBER                              DESCRIPTION
      -------                              -----------
     10.29(7)      Lease Amendment No. 1 as of February 15, 1997 between
                   Registrant and Airport Associates
     10.29A(10)    Lease Amendment No. 2 dated July 24, 1997 by and between the
                   Registrant and Airport Associates
     10.29B(10)    Lease Amendment No. 3 dated July 24, 1997 by and between the
                   Registrant and Airport Associates
     10.31(9)+     Manufacture and Supply Agreement between Registrant and
                   Spolana Chemical Works, A.S. dated May 30, 1997
     10.32A(11)    Agreement between ADP Marshall, Inc. and the Registrant
                   dated December 19, 1997
     10.32B(11)    General Conditions of the Contract for Construction
     10.32C(11)    Addendum to General Conditions of the Contract for
                   Construction
     10.34(12)+    Agreement dated as of June 30, 1998 between Registrant and
                   Alza Corporation
     10.35(12)+    Sales Force Transition Agreement dated July 6, 1998 between
                   Registrant and Alza Corporation
     10.36(13)     Form of, "Change of Control Agreements," dated July 8, 1998 by and between the Registrant and certain Executive Officers of the Company.
     10.30A(13)    Amendment of lease agreement made as of October 19, 1998 by and between Registrant and 605 East Fairchild Associates,
                   L.P.
     10.37(13)     Sublease agreement made as of November 17, 1998 between
                   Caliper Technologies, Inc. and Registrant
     10.22B(13)+   Amendment Two, dated as of December 18, 1998 by and between
                   VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works
                   Co.
     10.31A(13)+   Amendment One, dated as of December 12, 1998 by and between
                   VIVUS, Inc. and Spolana Chemical Works, A.S.
     10.38(14)+    License Agreement by and between ASIVI, LLC, AndroSolutions,
                   Inc., and the Registrant dated February 29, 2000
     10.38A(14)+   Operating Agreement of ASIVI, LLC, between AndroSolutions,
                   Inc. and the Registrant dated February 29, 2000
     10.39(14)     Sublease agreement between KVO Public Relations, Inc. and
                   the Registrant dated December 21, 1999
     10.40(15)+    License and Supply Agreement made as of May 23, 2000 between the Registrant and Abbott Laboratories, Inc.
     10.41++       License and Supply Agreement made as of November 20, 2000
                   between the Registrant and Paladin Labs, Inc.
     10.42++       Development, License and Supply Agreement made as of January
                   22, 2001 between the Registrant and TANABE SEIYAKU CO., LTD.
     21.2          List of Subsidiaries
     23.1          Consent of Independent Public Accountants
     24.1          Power of Attorney (see "Power of Attorney")

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

Date: March 26, 2001

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ LELAND F. WILSON                     President, Chief Executive     March 26, 2001
-----------------------------------------------------              Officer
                  Leland F. Wilson                      (Principal Executive Officer)
                                                                and Director

                 /s/ VIRGIL A. PLACE                      Chairman of the Board and     March 26, 2001
-----------------------------------------------------     Chief Scientific Officer
                   Virgil A. Place                              and Director

                /s/ RICHARD WALLISER                    Vice President of Finance and   March 26, 2001
-----------------------------------------------------      Chief Financial Officer
                  Richard Walliser                        (Principal Financial and
                                                             Accounting Officer)

                 /s/ JOSEPH E. SMITH                              Director              March 26, 2001
-----------------------------------------------------
                   Joseph E. Smith

                 /s/ MARIO M. ROSATI                              Director              March 26, 2001
-----------------------------------------------------
                   Mario M. Rosati

                  /s/ MARK B. LOGAN                               Director              March 26, 2001
-----------------------------------------------------
                    Mark B. Logan

            /s/ LINDA M. SHORTLIFFE, M.D.                         Director              March 26, 2001
-----------------------------------------------------
              Linda M. Shortliffe, M.D.

                                  VIVUS, INC.

                            REPORT ON FORM 10-K FOR
                        THE YEAR ENDED DECEMBER 31, 2000

                               INDEX TO EXHIBITS*

EXHIBIT                                                                 SEQUENTIALLY
NUMBER                            EXHIBIT NAME                          NUMBERED PAGE
-------                           ------------                          -------------
10.41++   License and Supply Agreement made as of November 20, 2000
          between the Registrant and Paladin Labs, Inc. ..............
10.42++   Development, License and Supply Agreement made as of January
          22, 2001 between the Registrant and TANABE SEIYAKU CO.,
          LTD. .......................................................
21.2      List of Subsidiaries........................................
23.1      Consent of Independent Public Accountants...................
24.1      Power of Attorney (see "Power of Attorney").................

---------------
 * Only exhibits actually filed are listed. Exhibits incorporated by reference are set forth in the exhibit listing included in Item 14 of the Report on Form 10-K.

++ Confidential treatment requested.