Form 10-Q
period 2001-03-31
VIVUS INC
filed 2001-04-30
CIK 881524

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

        At March 31, 2001, 32,479,846 shares of common stock were outstanding.

                            Exhibit Index on Page 23

================================================================================

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   VIVUS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                     ASSETS


                                                                                     MARCH 31,            DECEMBER 31,
                                                                                       2001                   2000
                                                                                    -----------           ------------
                                                                                    (UNAUDITED)
Current assets:
  Cash and cash equivalents .............................................            $  20,829             $  29,236
  Available-for-sale securities .........................................                9,140                 9,187
  Accounts receivable, net ..............................................                3,768                 3,434
  Inventories, net ......................................................                4,425                 5,045
  Prepaid expenses and other assets .....................................                  816                 1,143
                                                                                     ---------             ---------
          Total current assets ..........................................               38,978                48,045
  Property and equipment, net ...........................................               13,892                14,294
  Restricted cash .......................................................                3,324                 3,324
  Available-for-sale securities, non-current ............................                6,600                 3,511
                                                                                     ---------             ---------
          Total assets ..................................................            $  62,794             $  69,174
                                                                                     =========             =========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ......................................................            $   1,083             $   1,775
  Accrued and other liabilities .........................................               12,425                13,289
                                                                                     ---------             ---------
          Total current liabilities .....................................               13,508                15,064
  Accrued and other long-term liabilities ...............................                3,923                 3,923
                                                                                     ---------             ---------
          Total liabilities .............................................               17,431                18,987
                                                                                     ---------             ---------
Stockholders' equity:
  Common stock; $.001 par value; shares authorized 200,000;
     shares outstanding -- March 31, 2001, 32,480;
     December 31, 2000, 32,461; .........................................                   32                    32
  Paid in capital .......................................................              133,344               133,288
  Accumulated other comprehensive income ................................                  169                   165
  Accumulated deficit ...................................................              (88,182)              (83,298)
                                                                                     ---------             ---------
          Total stockholders' equity ....................................               45,363                50,187
                                                                                     ---------             ---------
          Total liabilities and stockholders' equity ....................            $  62,794             $  69,174
                                                                                     =========             =========

                                   VIVUS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                                     THREE MONTHS ENDED
                                                              --------------------------------
                                                                MARCH 31,           MARCH 31,
                                                                  2001                2000
                                                              -----------          -----------
                                                              (UNAUDITED)          (UNAUDITED)
Revenue
  US product .......................................            $  5,237             $  5,758
  International product ............................               1,418                2,038
  Returns ..........................................                (296)                (329)
                                                                --------             --------
          Total revenue ............................               6,359                7,467
Cost of goods sold .................................               3,633                2,927
                                                                --------             --------
Gross profit .......................................               2,726                4,540
Operating expenses:
  Research and development .........................               6,004                1,204
  Selling, general and administrative ..............               2,237                2,217
                                                                --------             --------
          Total operating expenses .................               8,241                3,421
                                                                --------             --------
Income (loss) from operations ......................              (5,515)               1,119
Interest and other income ..........................                 631                  599
                                                                --------             --------
     Income (loss) before provision for income taxes              (4,884)               1,718
Provision for income taxes .........................                  --                 (172)
                                                                --------             --------
     Net income (loss) .............................            $ (4,884)            $  1,546
                                                                ========             ========
Net income (loss) per share:
       Basic .......................................            $  (0.15)            $   0.05
       Diluted .....................................            $  (0.15)            $   0.05
Shares used in per share computation:
       Basic .......................................              32,472               32,223
       Diluted .....................................              32,472               33,556

                                   VIVUS, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)




                                                      THREE MONTHS ENDED
                                                -------------------------------
                                                  MARCH 31,           MARCH 31,
                                                    2001                2000
                                                -----------          ----------
                                                (UNAUDITED)          (UNAUDITED)
Net income (loss) ....................            $(4,884)            $ 1,546
Other comprehensive income:
  Unrealized gain (loss) on securities                  4                  75
  Income tax benefit (provision) .....                 --                  (7)
                                                  -------             -------
                                                        4                  68
                                                  -------             -------
Comprehensive income (loss) ..........            $(4,880)            $ 1,614
                                                  =======             =======

                                   VIVUS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                           --------------------------------
                                                                               2001                 2000
                                                                           -----------           ----------
                                                                           (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .............................................            $ (4,884)            $  1,546
  Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
     Depreciation and amortization ..............................                 564                  777
  Changes in assets and liabilities:
     Accounts receivable ........................................                (334)               1,901
     Inventories ................................................                 620                 (206)
     Prepaid expenses and other assets ..........................                 327                3,259
     Accounts payable ...........................................                (692)              (1,281)
     Accrued and other liabilities ..............................                (864)              (3,894)
                                                                             --------             --------
          Net cash provided by (used for) operating activities ..              (5,263)               2,102
                                                                             --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property and equipment purchases ..............................                (162)                (261)
  Investment purchases ..........................................             (12,109)             (57,534)
  Proceeds from sale/maturity of securities .....................               9,071               60,011
                                                                             --------             --------
          Net cash provided by (used for) investing activities ..              (3,200)               2,216
                                                                             --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Exercise of common stock options ..............................                  56                  104
                                                                             --------             --------
          Net cash provided by financing activities .............                  56                  104
                                                                             --------             --------

NET INCREASE (DECREASE) IN CASH .................................              (8,407)               4,422
CASH:
  Beginning of period ...........................................              29,236                8,785
                                                                             --------             --------
  End of period .................................................            $ 20,829             $ 13,207
                                                                             ========             ========
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized gain (loss) on securities ..........................            $      4             $     75
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Income taxes paid .............................................            $      5             $    440

                                   VIVUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


1. BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. RESTRUCTURING RESERVE

        During 1998, the Company experienced a significant decline in market demand for MUSE(R) due to the market launch of sildenafil, the first oral treatment for erectile dysfunction. During the second and third quarters of 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. (See Notes 1 and 6 to the Consolidated Financial Statements for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.) The restructuring reserve balance at March 31, 2001 was $4.1 million, down from $4.3 million at December 31, 2000.

                                                  INVENTORY          PROPERTY
                                                 AND RELATED        AND RELATED
                                                 COMMITMENTS        COMMITMENTS           TOTAL
                                                 -----------        -----------          -------
                  (000's)
        Balance at December 31, 2000 .......          942              3,324               4,266
        Activity in first quarter 2001 .....            0               (123)               (123)
                                                  -------            -------             -------
        Balance at March 31, 2001 ..........      $   942            $ 3,201             $ 4,143
                                                  =======            =======             =======

        The Company expects that during the next twelve months it will make cash payments of approximately $220 thousand related to the restructuring, with the remaining $3.9 million in cash payments to occur in later periods.

3. ACCRUED AND OTHER LIABILITIES

        Accrued and other liabilities as of March 31, 2001 and December 31, 2000 consist of (in thousands):


                                                         MARCH 31, 2001      DECEMBER 31, 2000
                                                         --------------      -----------------
                         (000's)
        Restructuring ..........................            $  4,143             $  4,266
        Product returns ........................               1,616                2,008
        Income taxes ...........................               3,328                3,332
        Research and clinical expenses .........               1,897                2,076
        Royalties ..............................                 520                  541
        Unearned revenue .......................               2,120                1,917
        Employee compensation and benefits .....               1,514                1,670
        Other ..................................               1,210                1,402
                                                            --------             --------
                                                              16,348               17,212
        Amount classified as short-term ........             (12,425)             (13,289)
                                                            --------             --------
        Amount classified as long-term .........            $  3,923             $  3,923
                                                            ========             ========

4. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

        During the first three months of 2001 and 2000, sales to significant customers as a percentage of total revenues are as follows:


                                       2001           2000
                                       ----           ----
        Customer A .........            23%            14%
        Customer B .........            23%             *
        Customer C .........            15%            14%
        Customer D .........            14%            15%
        Customer E .........            10%            11%

        * Customer's percentage was less than 10%

        The Company did not have any suppliers making up more than 10% of operating costs.

        This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ from those set forth in such forward-looking statements as a result of certain factors, including those set forth in the Risk Factors section starting on page 10 of this document.

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

        During 1998, the Company experienced a significant decline (greater than 80%) in market demand for MUSE as a result of the introduction of sildenafil in April 1998. During the second and third quarters of 1998, the Company took significant steps to restructure its operations to bring its cost structure in line with current and projected revenues. As a result, the Company incurred a net loss of $80 million and had negative operating cash flow of approximately $27 million for the year ended December 31, 1998.

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

FISCAL 2001

        In the first quarter of 2001, the Company reported a net loss of $4.9 million, for $0.15 net loss per share. The Company signed a development, license and supply agreement with TANABE for its proprietary phosphodiesterase type 5
(PDE5) inhibitor compound TA-1790. Under the terms of this agreement, the Company acquired worldwide rights, except Japan, China and certain Pacific Rim countries, to develop and commercialize the compound for oral and local treatments of male and female sexual dysfunction. During the first quarter 2001, the Company made up-front, non-refundable milestone payments totaling $5 million dollars to TANABE per the agreement. The Company expensed these payments, which was the main reason the Company reported a net loss for the quarter.

RESULTS OF OPERATIONS

        Three Months Ended March 31, 2001 and 2000

        Product revenues for the quarter ended March 31, 2001 were $5.2 million in the United States and $1.4 million internationally, compared to $5.8 million in the United States and $2.0 million internationally for the quarter ended March 31, 2000. U.S. product revenue decreased in the first quarter of 2001, compared to the first quarter of 2000, due to an approximate 10% decline in MUSE prescriptions over the past twelve months, as reported by NDC Health. International product revenue decreased $620 thousand in the first quarter of 2001, compared to the same period last year. Shipments to Abbott and Paladin account for this year's international revenue, while 2000 revenue included $1.7 million for product shipments associated with the termination of the distribution agreement with AstraZeneca.

        Cost of goods sold was $3.6 million for the first quarter of 2001, compared to $2.9 million for the first quarter 2000. Lower cost of goods in 2000 was primarily the result of lower costs associated with product manufactured for AstraZeneca in 1999 that was shipped during the first quarter of 2000 in connection with the termination of the distribution agreement between the Company and AstraZeneca.

        Research and development expenses for the first quarter of 2001 were $6.0 million, which included the expensing of up-front, non-refundable payments totaling $5 million to TANABE for licensing their proprietary compound TA-1790 for the oral and local treatment of male and female sexual dysfunction. For the three months ended March 31, 2000, R&D expenses were $1.2 million.

        Selling, general and administrative expenses of $2.2 million for the first quarter 2001 were comparable to the same quarter last year.

     The Company did not record a tax provision for the first quarter of 2001 due to the net loss recorded for the quarter. In the first quarter of 2000, the Company recorded a ten percent (10%) tax provision, which included the effect of net operating losses ("NOLs") carried forward from prior periods. The 2000 tax rate would have been substantially higher if the NOLs had not been available to offset current income.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has financed operations primarily from the sale of preferred and common stock. Through March 31, 2001, VIVUS has raised $154.5 million from financing activities and has an accumulated deficit of $88.2 million at March 31, 2001.

        Unrestricted cash, cash equivalents and available-for-sale securities totaled $36.6 million at March 31, 2001, compared with $41.9 million at December 31, 2000. This decrease is due primarily to the $5 million in milestone payments for licensing TA-1790 from TANABE.

        Accounts receivable at March 31, 2001 were $3.8 million, compared with $3.4 million at December 31, 2000, an increase of $400 thousand due primarily to the timing of international shipments.

        Total liabilities were $17.4 million at March 31, 2001, compared with $19.0 million at December 31, 2000, a decrease of $1.6 million. The decrease primarily relates to lower accounts payable and product returns.

        The Company anticipates that its existing capital resources combined with anticipated future cash flows will be sufficient to support the Company's operating needs throughout the next twelve months. However, the Company anticipates that it will be required to obtain additional financing to fund the development of its R&D pipeline in future periods in addition to the possible launch of any future products.

        The Company expects to evaluate potential financing sources, including, but not limited to, the issuance of additional equity or debt securities, corporate alliances, joint ventures, and licensing agreements to fund the development and possible commercial launch of its future products. The sale of additional equity securities would result in additional dilution to the Company's stockholders. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the progress of the Company's R&D programs; (ii) the timing and results of preclinical testing and clinical trials; (iii) results of operations; (iv) demand for MUSE; (v) technological advances; (vi) the level of resources that the Company devotes to sales and marketing capabilities; and (vii) the activities of competitors.

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

                                  RISK FACTORS

NEW PRODUCT DEVELOPMENT AND UNCERTAINTY OF PRODUCT APPROVALS

        The Company's future operating results may be adversely affected if the Company is unable to continue to develop, manufacture and bring to market new drug products rapidly. The process of developing new drugs and/or therapeutic products is inherently complex and uncertain. The Company must make long-term investments and commit significant resources before knowing whether its development programs will eventually result in products that will receive regulatory approval and achieve market acceptance. After the FDA and international regulatory authorities approve a product, the Company must manufacture sufficient volumes to meet market demand. This is a process that requires accurate forecasting of market demand. Given existing treatments and the number of products introduced in the market each year, the drug development process becomes increasingly difficult, expensive and risky. There is no guarantee that future clinical studies will confirm the safety and efficacy of any product in development or that the Company will receive regulatory approval for such products. Further, even if the Company were to receive regulatory approval for a product, there could be no assurance that such product would prove to be commercially successful.

        In January 2001, VIVUS signed a licensing agreement with TANABE, a leading Japanese pharmaceutical company, for TANABE's proprietary phosphodiesterase type 5 (PDE5) inhibitor compound TA-1790 for the oral and local treatment of male and female sexual dysfunction. TANABE has conducted a Phase I clinical trial and VIVUS intends to initiate additional clinical studies required for regulatory approval of an oral treatment for ED. However, as with any pharmaceutical under development, there are significant risks in development, regulatory approval and commercialization of new compounds. There are no guarantees that future clinical studies will confirm the preliminary results from the Phase I clinical trial or that the compound TA-1790 will receive regulatory approval for any indication. Further, even if the Company were to receive regulatory approval for a product, there could be no assurance that such a product would prove to be commercially successful or profitable.

        In September 2000, the Company submitted an IND to the FDA to begin clinical studies with its FSD product, ALISTA. Clinical studies will be focused on the treatment of FSAD, a subcategory of FSD. In January 2001, the Company began enrollment of patients in a Phase II multi-center study to evaluate the safety and efficacy of ALISTA. There can be no assurances that the clinical studies will be successful. Even if the trials are successful, and the Company eventually files an NDA for ALISTA with the FDA, there are no assurances that it will be approved. Even if ALISTA eventually becomes an approved product, there can be no assurances that this treatment for FSD will be successful in the marketplace. Furthermore, the FDA could suspend clinical studies at any time if it is believed that the subjects participating in such studies are being exposed to unacceptable health risks.

        In a proof of concept study completed during the first half of 2000, the effect of on-demand therapy with several classes of compounds for the treatment of premature ejaculation (PE) was evaluated. This study demonstrated statistically significant effects on ejaculatory latency, and additional formulation work to optimize the drug product for this indication is ongoing. The Company anticipates resuming clinical studies once this formulation work has been completed. There is no guarantee that the Company will be able to optimize this formulation. Further, even if the formulation is optimized, there can be no assurance that future clinical studies will confirm the preliminary results in the proof of concept study or that a product for the treatment of PE will prove to be commercially successful.

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

        Additional competitive products in the ED market include needle injection therapy products from Pharmacia Upjohn and Schwartz Pharma, which were approved by the FDA in July 1995 and June 1997, respectively. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of ED. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources abilities than VIVUS. In addition, many of these companies have significantly greater experience than the Company in undertaking preclinical testing, human clinical trials and other regulatory approval procedures. For instance, Lilly ICOS LLC and Bayer AG both have oral medications in late stage clinical testing for ED; and Senetek has a needle injection therapy product approved recently in Denmark and has filed for approval in other countries. These entities may market commercial products either on their own or through collaborative efforts. The Company's competitors may develop technologies and products that are more effective than those currently marketed or being developed by the Company. Such developments would render the Company's products less competitive or possibly obsolete. The Company is also competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited experience.

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

        The Company expects to evaluate potential financing sources, including, but not limited to, the issuance of additional equity or debt securities, corporate alliances, joint ventures, and licensing agreements to fund the development and possible commercial launch of its future products. The sale of additional equity securities would result in additional dilution to the Company's stockholders. The Company's working capital and additional funding requirements will depend upon numerous factors, including: (i) the progress of the Company's R&D programs; (ii) the timing and results of preclinical testing and clinical trials; (iii) results of operations; (iv) demand for MUSE; (v) technological advances; (vi) the level of resources that the Company devotes to sales and marketing capabilities; and (vii) the activities of competitors.

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

        In 1996, the Company entered into an agreement with Gibraltar Laboratories (Gibraltar). Under this agreement, Gibraltar performs sterility testing on finished product manufactured by the Company to ensure that they comply with product specifications. Gibraltar also performs microbial testing on water and compressed gases used in the manufacturing process and microbial testing on environmental samples to ensure that the manufacturing environment meets appropriate cleanliness standards. As a result of this testing agreement, the Company is dependent on Gibraltar to perform testing and issue reports on finished product and the manufacturing environment in a manner that meets regulatory compliance standards. There can be no assurance that such effort will be successful.

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

RAW MATERIALS

        The Company has obtained its current supply of alprostadil from two approved sources. The first is Spolana Chemical Works a.s. in Neratovice, Czech Republic ("Spolana"). The second is CHINOIN Pharmaceutical and Chemical Works Co., Ltd. ("Chinoin"). Chinoin is the Hungarian subsidiary of the French pharmaceutical company Sanofi Synthelabo. The Company is required to receive regulatory approval for suppliers. At the present time, Spolana is the sole source of supply for alprostadil used in the manufacture of product for distribution in Europe, and the Company has a limited supply. Certain restrictions have been put in place by the European regulatory authorities that would require a variation to be approved before VIVUS can use the Chinoin alprostadil supply for European manufacture. The Company is in the process of transferring licenses in Europe to Abbott. Abbott intends to file variations with the European regulatory authorities for the use of Chinoin alprostadil. There can be no assurance that such variations will be approved in a timely manner or at all, which could have a material impact on the Company's ability to supply MUSE to Abbott for distribution in Europe.

        Furthermore, alprostadil is subject to periodic re-testing to ensure it continues to meet specifications. There can be no guarantees the material will pass these testing procedures and continue to be usable material. There is a long lead time for manufacturing alprostadil. A short supply of alprostadil to be used in the manufacture of MUSE would have a material adverse effect on the Company's business, financial condition and results of operations.

SINGLE MANUFACTURING FACILITY

        The Company leases 90,000 square feet of space in Lakewood, New Jersey, in which it constructed manufacturing, warehousing and testing facilities. The FDA and MCA authorized the Company to begin commercial production and shipment of MUSE from this facility in June and March 1998, respectively. The New Jersey facility is currently the only place MUSE is manufactured. The Company has no immediate plans to construct another manufacturing site. Since MUSE is produced with custom-made equipment under specific manufacturing conditions, the inability of the New Jersey manufacturing facility to produce MUSE for whatever reason could have a material adverse effect on the Company's business, financial condition and results of operations.

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

HISTORY OF LOSSES

        The Company has generated a cumulative net loss of $88.2 million for the period from its inception through March 31, 2001. The Company must successfully manufacture and market MUSE and keep its expenditures in line with lower product revenues. The Company is subject to a number of risks including its ability to market, distribute and sell its product in the U.S., its reliance on Abbott to market and distribute MUSE internationally, its reliance on Paladin to market and distribute MUSE in Canada, intense competition, and its reliance on a single therapeutic approach to ED. There can be no assurance that the Company will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of the Company's future success.

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

        In addition to the Voss, Kock and Place patents and applications identified above, the Company has thirteen issued U.S. patents, twelve pending U.S. patent applications, three granted foreign patents, and twenty-two pending foreign patent applications. Several of these patents and applications further address the prevention, treatment and diagnosis of ED, while others are directed to prevention and/or treatment of other types of sexual dysfunction, including PE and FSD. One of the Company's issued patents covers the Company's ACTIS venous flow control device.

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

        The Company's success will depend in large part on the strength of its current and future patent position for the treatment of ED, PE and FSD. The Company's patent position, like that of other pharmaceutical companies, is highly uncertain and involves complex legal and factual questions. The claims of a U.S. or foreign patent application may be denied or significantly narrowed, and patents that ultimately issue may not provide significant commercial protection to the Company. The Company could incur substantial costs in proceedings before the U.S. Patent and Trademark Office, including interference proceedings. These proceedings could also result in adverse decisions as to the priority of the Company's licensed or assigned inventions. There can be no assurance that the Company's patents will not be successfully challenged or designed around by others.

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

        There can be no assurance that the Company's products do not or will not infringe on the patent or proprietary rights of others. The Company may be required to obtain additional licenses to the patents, patent applications or other proprietary rights of others. There can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or the development, manufacture or sale of products requiring such licenses could be precluded. The Company believes there will continue to be significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights.

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

UNCERTAINTY OF PHARMACEUTICAL PRICING AND REIMBURSEMENT

        In the U.S. and elsewhere, sales of pharmaceutical products are dependent, in part, on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. With the introduction of sildenafil, third party payors have begun to restrict or eliminate reimbursement for ED treatments. While a large percentage of prescriptions in the U.S. for MUSE have been reimbursed by third party payors since its commercial launch in January 1997, there can be no assurance that the Company's products will be considered cost effective and that reimbursement to the consumer will continue to be available or sufficient to allow the Company to sell its products on a competitive basis.

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

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        On September 11, 2000, the Company filed a Notice and Demand for Arbitration with the American Arbitration Association ("AAA") against AndroSolutions, Inc. ("ASI") in connection with certain contractual provisions governing the parties' joint venture, ASIVI, LLC ("ASIVI"). The Company seeks an award declaring that it is not liable to ASI for a $625,000 milestone payment that ASI claims is due under the parties' Memorandum of Understanding dated October 14, 1999 (the "MOU"). The Company also seeks an award directing ASI's specific performance of other non-monetary contractual obligations. On October 5, 2000, ASI responded to the arbitration demand, denying all claims and asserting its entitlement to the $625,000 milestone payment. ASI also asserted counterclaims seeking an award directing VIVUS' specific performance of other non-monetary contractual obligations. The Company believes ASI's counterclaims are without merit and, on October 16, 2000, it filed its response to the counterclaims, denying all liability. The parties began an arbitration hearing in December 2000 that was postponed while the parties are attempting to agree on a settlement of the claims. If the parties are not able to reach a settlement, the hearing is expected to be continued in May 2001.

        On August 23, 2000, the Company received a notice of Demand for Arbitration from Alza Corporation ("Alza") alleging a breach of a sales force transition agreement dated July 6, 1998. The sales force transition agreement provided for the transition of VIVUS' sales force to Alza, where they would promote both VIVUS' and Alza's products for a period of time. The agreement further provided that VIVUS is to indemnify Alza for claims brought by any member of the sales force relating to such person's employment (or termination) by VIVUS, and that Alza is to indemnify VIVUS for claims brought by any member of the sales force relating to such person's employment (or termination) by Alza. Alza alleges that it is entitled to indemnification from the Company for Alza's attorneys' fees and amounts paid to settle claims relating to Alza's failure to hire a former Company employee. Alza seeks approximately $507,500 in damages. The Company filed an answer with the AAA on September 22, 2000, in which it denied all of the material allegations of the Demand for Arbitration. The Company is currently engaged in discovery. A briefing schedule has been set with all arbitration briefs to be submitted no later than May 17, 2001. No date has yet been set for an arbitration hearing. The Company believes it has meritorious defenses and it intends to vigorously defend the matter. Nevertheless, an adverse judgment in this litigation is not expected to have a material impact on the Company's financial position.

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

        On November 3, 1999, the Company filed a demand for arbitration against Janssen Pharmaceutica International ("Janssen") with the AAA pursuant to the terms of the Distribution Agreement entered into on January 22, 1997. The Company seeks compensation for inventory manufactured in 1998 in reliance on contractual forecasts and orders submitted by Janssen. The Company also seeks compensation for forecasts and order shortfalls attributed to Janssen in 1998, pursuant to the terms of the Distribution Agreement. The Company amended its arbitration demand in August 2000 to include claims for lost profits due to Janssen's failure to use the requisite diligence and reasonable efforts to gain regulatory approval for and launch MUSE in each country of the Territory. This amendment also includes claims based on Janssen's development of a competing product intended for use in the treatment of male ED, in violation of the Distribution Agreement. The Company's amended demand seeks an award of $7.9 million plus costs and interest. On October 20, 2000, Janssen submitted its response to the Company's amended arbitration demand denying liability on all claims, and asserting counterclaims against the Company for $1.8 million based on the Company's alleged improper calculation of its Cost of Goods charged to Janssen pursuant to the Distribution Agreement. On November 20, 2000 the Company filed its response to the counterclaims, denying all liability. The Company believes that Janssen's counterclaims are without merit and intends to defend against them vigorously. Administration of the arbitration has been transferred to JAMS and a three-member arbitration panel has been selected. The parties are currently in the process of conducting discovery and anticipate a hearing in October 2001.

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

10.23(6)+      Distribution and Services Agreement between the Registrant and
               Alternate Site Distributors, Inc. dated July 17, 1996

EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
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

10.38(14)+     License Agreement by and between ASIVI, LLC, AndroSolutions,
               Inc., and the Registrant dated February 29, 2000

10.38A(14)+    Operating Agreement of ASIVI, LLC, between AndroSolutions, Inc.
               and the Registrant dated February 29, 2000

10.39(14)      Sublease agreement between KVO Public Relations, Inc. and the
               Registrant dated December 21, 1999

10.40(15)+     License and Supply Agreement made as of May 23, 2000 between the
               Registrant and Abbott Laboratories, Inc.

10.41(16)++    License and Supply Agreement made as of November 20, 2000 between the Registrant and Paladin Labs, Inc.

10.42(16)++    Development, License and Supply Agreement made as of January 22,
               2001 between the Registrant and TANABE SEIYAKU CO., LTD.


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

(16) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.


        (b)     REPORTS ON FORM 8-K

                None

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 30, 2001        VIVUS, Inc.

                                           /s/ RICHARD WALLISER
                            ---------------------------------------------------
                                             Richard Walliser
                                Vice President and Chief Financial Officer

                                           /s/ LELAND F. WILSON
                            ---------------------------------------------------
                                             Leland F. Wilson
                                   President and Chief Executive Officer

                                   VIVUS, INC.

                               INDEX TO EXHIBITS*


EXHIBIT                                                     DESCRIPTION
-------                                                     -----------
                                                                None

------------

* Exhibits incorporated by reference are set forth in the exhibit listing included in Item 6 of the Quarterly Report on Form 10-Q.