Form 10-Q
period 2001-06-30
VIVUS INC
filed 2001-08-09
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

COMMISSION FILE NUMBER: 0-23490

VIVUS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	94-3136179 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

1172 CASTRO STREET MOUNTAIN VIEW, CA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	94040 (ZIP CODE)

(650) 934-5200
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

N/A
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     At June 30, 2001, 32,602,653 shares of common stock were outstanding.

Exhibit Index on Page 23

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

ASSETS

	JUNE 30,	DECEMBER 31,
	2001	2000

	(UNAUDITED)
Current assets:

Cash and cash equivalents	$20,468	$29,236

Available-for-sale securities	8,667	9,187

Accounts receivable, net	3,020	3,434

Inventories, net	4,007	5,045

Prepaid expenses and other assets	1,295	1,143

Total current assets	37,457	48,045

Property and equipment, net	13,427	14,294

Restricted cash	3,324	3,324

Available-for-sale securities, non-current	8,076	3,511

Total assets	$62,284	$69,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$1,151	$1,775

Accrued and other liabilities	12,424	13,289

Total current liabilities	13,575	15,064

Accrued and other long-term liabilities	3,923	3,923

Total liabilities	17,498	18,987

Stockholders’ equity:

Common stock; $.001 par value; shares authorized 200,000; shares outstanding — June 30, 2001, 32,603; December 31, 2000, 32,461;	33	32

Paid in capital	133,689	133,288

Accumulated other comprehensive income	160	165

Accumulated deficit	(89,096)	(83,298)

Total stockholders’ equity	44,786	50,187

Total liabilities and stockholders’ equity	$62,284	$69,174

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2001	2000	2001	2000

	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenue
US product	$5,032	$5,945	$10,269	$11,703

International product	1,633	1,140	3,051	3,178

Returns	(295)	(338)	(591)	(667)

Total revenue	6,370	6,747	12,729	14,214

Cost of goods sold	3,164	2,864	6,797	5,791

Gross profit	3,206	3,883	5,932	8,423

Operating expenses:

Research and development	1,937	1,209	7,941	2,413

Selling, general and administrative	2,712	2,282	4,949	4,499

Total operating expenses	4,649	3,491	12,890	6,912

Income (loss) from operations	(1,443)	392	(6,958)	1,511

Interest and other income	529	597	1,160	1,196

Income (loss) before provision for income taxes	(914)	989	(5,798)	2,707

Provision for income taxes	—	(99)	—	(271)

Net income (loss)	$(914)	$890	$(5,798)	$2,436

Net income (loss) per share:

Basic	$(0.03)	$0.03	$(0.18)	$0.08

Diluted	$(0.03)	$0.03	$(0.18)	$0.07

Shares used in per share computation:

Basic	32,530	32,304	32,501	32,249

Diluted	32,530	33,740	32,501	33,658

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2001	2000	2001	2000

	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Net (loss) income	$(914)	$890	$(5,798)	$2,436

Other comprehensive (loss) income:

Unrealized (loss) gain on securities	(9)	(1)	(5)	74

Income tax (provision) benefit	—	—	—	(7)

	(9)	(1)	(5)	67

Comprehensive (loss) income	$(923)	$889	$(5,803)	$2,503

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,

	2001	2000

	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(5,798)	$2,436

Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:

Depreciation and amortization	1,126	1,219

Changes in assets and liabilities:

Accounts receivable	414	901

Inventories	1,038	132

Prepaid expenses and other assets	(152)	3,149

Accounts payable	(624)	(420)

Accrued and other liabilities	(865)	(4,468)

Net cash (used for) provided by operating activities	(4,861)	2,949

CASH FLOWS FROM INVESTING ACTIVITIES:

Property and equipment purchases	(259)	(265)

Investment purchases	(16,606)	(96,114)

Proceeds from sale/maturity of securities	12,556	98,460

Net cash (used for) provided by investing activities	(4,309)	2,081

CASH FLOWS FROM FINANCING ACTIVITIES:

Exercise of common stock options	242	181

Sale of common stock through employee stock purchase plan	160	131

Net cash provided by financing activities	402	312

NET (DECREASE) INCREASE IN CASH	(8,768)	5,342

CASH:

Beginning of period	29,236	8,785

End of period	$20,468	$14,127

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Unrealized (loss) gain on securities	$(5)	$74

SUPPLEMENTAL CASH FLOW DISCLOSURE:

Income taxes paid	$113	$524

VIVUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2. INVENTORIES

     Inventories are recorded net of reserves of $7.6 million and $7.7 million as of June 30, 2001 and December 31, 2000, respectively, and consist of (in thousands):

	JUNE 30, 2001	DECEMBER 31, 2000

Raw materials	$2,564	$3,497

Work in process	55	61

Finished goods	1,388	1,487

Inventory, net	$4,007	$5,045

3. ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities as of June 30, 2001 and December 31, 2000 consist of :

	JUNE 30, 2001	DECEMBER 31, 2000

(000's)
Restructuring	$4,019	$4,266

Product returns	1,498	2,008

Income taxes	3,232	3,332

Research and clinical expenses	2,018	2,076

Royalties	518	541

Unearned revenue	2,161	1,917

Employee compensation and benefits	1,350	1,670

Other	1,551	1,402

	16,347	17,212

Amount classified as short-term	(12,424)	(13,289)

Amount classified as long-term	$3,923	$3,923

4. RESTRUCTURING RESERVE

     During 1998, VIVUS, Inc. experienced a significant decline in market demand for MUSE® due to the market launch of sildenafil, the first oral treatment for erectile dysfunction. During the second and third quarters of 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. (See Notes 1 and 6 to the Consolidated Financial Statements for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K.) The restructuring reserve balance at June 30, 2001 was $4.0 million, down from $4.3 million at December 31, 2000.

	INVENTORY	PROPERTY
	AND RELATED	AND RELATED
	COMMITMENTS	COMMITMENTS	TOTAL

(000's)
Balance at December 31, 2000	942	3,324	4,266

Activity in first quarter 2001	0	(123)	(123)

Activity in second quarter 2001	0	(124)	(124)

Balance at June 30, 2001	$942	$3,077	$4,019

     The Company expects that during the next twelve months it will make cash payments of approximately $96 thousand related to the restructuring, with the remaining $3.9 million in cash payments to occur in later periods.

5. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

     During the first six months of 2001 and 2000, sales to significant customers as a percentage of total revenues are as follows:

	2001	2000

Customer A	23%	*

Customer B	21%	19%

Customer C	15%	17%

Customer D	14%	17%

Customer E	10%	11%

*	Customer’s percentage was less than 10%

     The Company did not have any suppliers making up more than 10% of operating costs.

6. SUBSEQUENT EVENT

     In July 2001, the Company reached an agreement with AndroSolutions, Inc. (“ASI”) to settle all claims related to the arbitration demand filed by VIVUS in September 2000. Under the terms of the settlement agreement, the Company acquired ASI’s rights and interest in ASIVI, LLC, including all intellectual property initially contributed by ASI and the Company. In addition, the parties agreed to terminate and/or modify the agreements entered into upon establishing ASIVI, LLC, a limited liability company that was jointly owned and operated by the Company and ASI. The Company made a payment of $750 thousand to ASI upon execution of the settlement agreement. The expense of this payment was provided for in prior periods. The Company may also make additional payments to ASI in the future based on the Company’s achieving certain development milestones and royalties on net sales of products covered by the intellectual property, which, in the aggregate, are substantially the same as those required under the previous agreements.

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ from those set forth in such forward-looking statements as a result of certain factors, including those set forth in the Risk Factors section starting on page 11 of this document.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     VIVUS, Inc. (“VIVUS” or the “Company”) is a pharmaceutical company developing innovative products to improve quality of life disorders in men and women, with a focus on sexual dysfunction. The Company developed and markets in the U.S. MUSE® (alprostadil) and ACTIS®, two innovations in the treatment of erectile dysfunction (“ED”), and has entered into a license and supply agreement with Abbott Laboratories (“Abbott”) (NYSE:ABT) for the international marketing and distribution of its male transurethral ED products. In Canada, VIVUS has entered into a license and supply agreement with Paladin Labs, Inc. (“Paladin”) (TSE:PLB) by which Paladin will market and distribute MUSE. VIVUS has ongoing research and development (“R&D”) programs in male ED, female sexual dysfunction (“FSD”), and male premature ejaculation (“PE”).

     Following our restructuring in 1998, substantial efforts were devoted to bring expenses in line with revenues. These efforts resulted in a significant improvement in our cash resources, which enabled continued investment in our R&D projects. During fiscal year 2000, we filed an Investigational New Drug (“IND”) application and began clinical studies for ALISTA™, our product for the topical treatment of FSD. Several new patents were awarded to us for the treatment of ED and we solidified our FSD intellectual property through an agreement with AndroSolutions. VIVUS also received 510(k) clearance from the FDA for over-the-counter (OTC) marketing of ACTIS, an adjustable constriction band used to improve erections in men with ED.

     In 2001, we expanded our R&D pipeline through the acquisition of rights for TA-1790, a phosphodiesterase type 5 (PDE5) inhibitor for both the oral and local treatment of male and female sexual dysfunction, from TANABE SEIYAKU CO., LTD. (“TANABE”). Since the acquisition of these rights, VIVUS has been working diligently with TANABE in the manufacture of and analytical assay development for TA-1790. Our goal is to begin clinical studies initially with an oral version of TA-1790 for the treatment of ED within the next six to twelve months, while at the same time establishing programs to evaluate feasibility for the use of TA-1790 in a transurethral formulation for ED and in the treatment of FSD.

     We initiated a Phase II multi-center, double-blind, placebo controlled clinical study for topical ALISTA, which is intended to evaluate safety and potential efficacy in women with a primary diagnosis of Female Sexual Arousal Disorder (“FSAD”). We are on schedule to complete the dosing portion of this study in August 2001 and plan to initiate expanded Phase II studies in the next six to nine months.

     The Company also developed a revised formulation of VI-0134, an oral, on-demand product for the treatment of PE, and we plan to initiate clinical testing of this new formulation in humans later this year.

FISCAL 2001 HIGHLIGHTS

FIRST QUARTER

     The Company reported a net loss of $4.9 million, for $0.15 net loss per share. These results included up-front, non-refundable milestone payments totaling $5 million for licensing TA-1790.

     VIVUS signed a development, license and supply agreement with TANABE for its proprietary phosphodiesterase type 5 (PDE5) inhibitor compound TA-1790. Under the terms of this agreement, we acquired worldwide rights, except Japan, China and certain Pacific Rim countries, to develop and commercialize the compound for oral and local treatments of male and female sexual dysfunction.

     We initiated a Phase II multi-center, double-blind, placebo controlled clinical trial for our product ALISTA, a proprietary topical formulation of alprostadil for the treatment of FSAD.

SECOND QUARTER

     The Company reported a net loss of $914 thousand, for $0.03 net loss per share. Increased spending for R&D and lower U.S. product revenue contributed to the loss.

     VIVUS was awarded a new patent by the U.S. Patent & Trademark Office. This patent strengthens our proprietary protection in the field of PE, allowing for broad treatment claims for PE by administration of 5-HT4 agonists, alone or in combination with other agents.

     We reported results of our Phase I safety study for ALISTA, which show that a single dose of ALISTA topically applied in healthy volunteers was well tolerated both locally and systemically.

RESULTS OF OPERATIONS

     Three Months Ended June 30, 2001 and 2000

     U.S. net product revenue for the quarter ended June 30, 2001 was $4.7 million compared to $5.6 million for the quarter ended June 30, 2000. U.S. product revenue decreased 16% in the second quarter of 2001 compared to the second quarter of 2000. Based on information reported by NDC Health, prescriptions for MUSE declined throughout fiscal year 2000 and have remained flat for the first six months of this year.

     International product revenue was $1.6 million for the second quarter of 2001, an increase of $493 thousand over the same period last year. Shipments to Abbott and Paladin account for this year’s international revenue, while last year’s shipments were to Janssen-Cilag and AstraZeneca. Approximately 25% of the shipments to Abbott during the second quarter are expected to be used to meet Abbott’s projected third quarter sales in Europe. Accordingly, the Company expects lower shipments to Abbott and a significant decline in international product revenue in the last half of 2001.

     Cost of goods sold was $3.2 million for the second quarter of 2001, compared to $2.9 million for the second quarter 2000. Additional costs associated with final packaging of product for Abbott and Paladin accounted for the increase.

     Research and development expenses for the second quarter of 2001 increased $700 thousand to $1.9 million as compared to the three months ended June 30, 2000. The increase is primarily due to incremental expenses related to the development of TA-1790 for male erectile dysfunction and VI-0134 for premature ejaculation. We expect that R&D expenses will increase further in the last half of 2001.

     Selling, general and administrative expenses of $2.7 million for the second quarter of 2001 were $430 thousand higher than the same period last year. The increase is primarily due to an additional $300 thousand in expense recorded in June 2001 for the demand for arbitration filed by ALZA Corporation in August 2000. The Arbitrator’s final ruling requires that the Company reimburse ALZA approximately $550 thousand for this matter, of which the Company had previously provided for $250 thousand in fiscal year 2000.

     Six Months Ended June 30, 2001 and 2000

     Net product revenues for the six months ended June 30, 2001 were $9.7 million in the U.S. and $3.1 million internationally, compared to $11.0 million in the U.S. and $3.2 million internationally for the same period last year. The decline in U.S. product revenue is attributable to lower demand for MUSE based on information from NDC Health as discussed above.

     For the six months ended June 30, 2001, cost of goods sold increased $1.0 million to $6.8 million as compared to the same period last year. The increase for the first half of 2001 is primarily due to a one-time reduction in the first quarter 2000 cost of goods sold associated with the termination of the distribution agreement with AstraZeneca. Gross profit margin for the first six months of 2001 was 47%, compared with 59% in the same period last year. Higher revenue and lower cost of goods in the first six months of 2000 both contributed to the decline in margin this year. Since lower international production volume is anticipated, the Company expects that gross margin will decline further in the last half of 2001.

     R&D expenses for the six months ended June 30, 2001 were $7.9 million, $5.5 million higher than the same period last year. The increase is primarily due to the expensing of up-front, non-refundable payments totaling $5.0 million to TANABE for licensing their proprietary compound TA-1790 for the oral and local treatment of male and female sexual dysfunction.

     Selling, general and administrative expenses were $4.9 million for the six months ended June 30, 2001, $450 thousand higher than the same period last year. The increase is primarily due to the additional expense recorded in June 2001 for the ALZA arbitration discussed above.

     The Company has not recorded a tax benefit through the first six months of 2001 as we expect to record a net loss for fiscal year 2001. During fiscal year 2000, VIVUS recorded a ten percent (10%) tax provision, which included the effect of net operating losses (“NOLs”) carried forward from prior periods. The 2000 tax rate would have been substantially higher if the NOLs had not been available to offset current income.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed operations primarily from the sale of preferred and common stock. Through June 30, 2001, VIVUS has raised $154.8 million from financing activities and has an accumulated deficit of $89.1 million at June 30, 2001.

     Unrestricted cash, cash equivalents and available-for-sale securities totaled $37.2 million at June 30, 2001, a decrease of $4.7 million from December 31, 2000. This decrease is due primarily to the $5 million in milestone payments for licensing TA-1790 from TANABE.

     Capital resources from operating activities are expected to decline over the next several quarters as a result of increased spending for R&D projects. We expect that our existing capital resources combined with future cash flows will be sufficient to support operating needs throughout the next twelve to twenty-four months. Financing in future periods will most likely be required to fund development of our R&D pipeline in addition to the possible launch of any future products. Our future capital requirements will depend upon numerous factors, including: (i) the progress of our R&D programs; (ii) the scope, timing and results of pre-clinical testing and clinical trials; (iii) the results of operations; (iv) the cost, timing and outcome of regulatory reviews; (v) the rate of technological advances; (vi) ongoing determinations of the potential commercial success of our products under development; (vii) the level of resources devoted to sales and marketing capabilities; and (viii) the activities of competitors.

     To provide additional capital when needed, we will evaluate alternative financing sources, including, but not limited to, the issuance of additional equity or debt securities, corporate alliances, joint ventures, and licensing agreements. However, there can be no assurance that funding will be available on favorable terms, if at all, when needed.

     This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ from those set forth in such forward-looking statements as a result of certain factors, including those set forth in the Risk Factors section.

RISK FACTORS

NEW PRODUCT DEVELOPMENT AND UNCERTAINTY OF PRODUCT APPROVALS

     The Company’s future operating results may be adversely affected if the Company is unable to continue to develop, manufacture and bring to market new drug products rapidly. The process of developing new drugs and/or therapeutic products is inherently complex and uncertain. The Company must make long-term investments and commit significant resources before knowing whether its development programs will eventually result in products that will receive regulatory approval and achieve market acceptance. After the FDA and international regulatory authorities approve a product, the Company must manufacture sufficient volumes to meet market demand. This is a process that requires accurate forecasting of market demand. Given existing treatments and the number of products introduced in the market each year, the drug development process becomes increasingly difficult, expensive and risky. There is no guarantee that future clinical studies will confirm the safety and efficacy of any product in development or that the Company will receive regulatory approval for such products. Further, even if the Company were to receive regulatory approval for a product, there could be no assurance that such product would prove to be commercially successful or profitable.

     In January 2001, VIVUS signed a licensing agreement with TANABE, a leading Japanese pharmaceutical company, for TANABE’s proprietary phosphodiesterase type 5 (PDE5) inhibitor compound TA-1790 for the oral and local treatment of male and female sexual dysfunction. TANABE has conducted a Phase I clinical trial and VIVUS intends to initiate additional clinical studies required for regulatory approval of an oral treatment for ED. However, as with any pharmaceutical under development, there are significant risks in development, regulatory approval and commercialization of new compounds. There are no guarantees that future clinical studies will confirm the preliminary pre-clinical and clinical results or that the compound TA-1790 will receive regulatory approval for any indication. Further, even if the Company were to receive regulatory approval for a product, there could be no assurance that such a product would prove to be commercially successful or profitable.

     The Company submitted an IND to the FDA in September 2000 to begin clinical studies with its FSD product, ALISTA. Clinical studies will be focused on the treatment of FSAD, a subcategory of FSD. In January 2001, the Company began enrolling patients in a Phase II study to evaluate the safety and efficacy of ALISTA. This is a multi-center, double-blind trial designed to evaluate the safety and potential efficacy of ALISTA in women with FSAD. Completion of the dosing portion of the study is expected in August 2001. Upon completion of this trial, the Company plans to initiate expanded Phase II studies. There can be no assurances that the clinical studies will be successful. Furthermore, the FDA could suspend clinical studies at any time if it is believed that the subjects participating in such studies are being exposed to unacceptable health risks. Even if the trials are successful, and the Company eventually files a New Drug Application (“NDA”) for ALISTA with the FDA, there are no assurances that it will be approved. Even if ALISTA eventually becomes an approved product, there can be no assurances that this treatment for FSD will be successful in the marketplace.

     VIVUS continues with the development of VI-0134, its oral, on-demand product for the treatment of PE. The Company has developed a revised formulation of VI-0134, designed to improve the absorption of the compound. Plans are to initiate clinical testing of this new formulation in humans by the end of the year. However, there can be no assurance that future clinical studies with the revised formulation will confirm the preliminary results in the proof-of-concept study or that a product for the treatment of PE will prove to be commercially successful.

     The Company filed for marketing authorization for ALIBRA with the European Agency for the Evaluation of Medicinal Products (EMEA) under the Centralized Process in Europe in May 2000. The Company subsequently met with the EMEA and submitted its response to inquiries the EMEA had regarding data presented in the original application. Communication from the EMEA is expected in the third quarter of 2001. Based on the Company’s latest response, the EMEA may (1) require the Company to provide more data; (2) require the Company to perform additional clinical trials; or (3) not grant approval of the application. Even if ALIBRA is approved, there can be no assurances that this transurethral system to treat ED will be successful in the marketplace.

     In December 1999, the Company submitted an NDA to the FDA to market ALIBRA, which it subsequently withdrew in October 2000. The Company met with the FDA in December 2000 and continues to communicate with the FDA to determine what additional data is required to obtain marketing clearance for ALIBRA. There can be no assurance that the Company will re-file an NDA for

ALIBRA. Even if the Company does re-file an NDA for ALIBRA, there can be no assurance that it will be approved or that ALIBRA will be successful in the marketplace.

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

     Additional competitive products in the ED market include needle injection therapy products from Pharmacia Upjohn and Schwartz Pharma, which were approved by the FDA in July 1995 and June 1997, respectively. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of ED. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources abilities than VIVUS. In addition, many of these companies have significantly greater experience than the Company in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. For instance, Lilly ICOS LLC filed an NDA with the FDA in June 2001 for their oral ED medication. Additionally, Bayer AG is in final clinical trials with their oral product and expects to file an NDA by the end of this year. These entities may market commercial products either on their own or through collaborative efforts. The Company’s competitors may develop technologies and products that are more effective than those currently marketed or being developed by the Company. Such developments could render the Company’s marketed and development products less competitive or possibly obsolete. The Company is also competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited experience.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

     Capital resources from operating activities are expected to decline over the next several quarters as the result of increased spending for R&D projects. We expect that our existing capital resources combined with future cash flows will be sufficient to support operating needs throughout the next twelve to twenty-four months. Financing in future periods will most likely be required to fund development of our R&D pipeline in addition to the possible launch of any future products. Our future capital requirements will depend upon numerous factors, including: (i) the progress of our R&D programs; (ii) the scope, timing and results of pre-clinical testing and clinical trials; (iii) the results of operations; (iv) the cost, timing and outcome of regulatory reviews; (v) the rate of technological advances; (vi) ongoing determinations of the potential commercial success of our products under development; (vii) the level of resources devoted to sales and marketing capabilities; and (viii) the activities of competitors.

     To provide additional capital when needed, we will evaluate alternative financing sources, including, but not limited to, the issuance of additional equity or debt securities, corporate alliances, joint ventures, and licensing agreements. However, there can be no assurance that funding will be available on favorable terms, if at all, when needed.

LIMITED SALES AND MARKETING IN THE U.S.

     The Company supports MUSE sales in the U.S. through a small sales support group targeting major accounts that include the top prescribers of MUSE. Additionally, telephone marketers focus on the second tier of urologists who prescribe MUSE. Physician and patient information/help telephone lines are available to answer additional questions that may arise after reading the inserts or after actual use of the product. The sales force actively participates in national urologic and sexual dysfunction forums and conferences, such as the American Urological Association annual and regional meetings and the International Society for Impotence Research. Despite our sales efforts, prescriptions of MUSE have been declining since 1998. Although prescriptions have remained flat throughout 2001, there can be no assurance that our sales programs will effectively maintain or increase current sales levels. There can be no assurance that demand for the Company’s product MUSE will continue or that the Company will be able to adequately support sales of MUSE in the U.S. in the future.

DEPENDENCE ON THIRD PARTIES

     The Company entered into an agreement granting Paladin exclusive marketing and distribution rights for MUSE in Canada. This agreement does not have minimum purchase commitments and the Company is entirely dependent on Paladin’s efforts to distribute and sell the Company’s product effectively in Canada. There can be no assurance that such efforts will be successful or that Paladin will continue to support the product.

     VIVUS entered into an agreement granting Abbott exclusive marketing and distribution rights for MUSE in all countries outside the U.S. and Canada. This agreement does not have minimum purchase commitments and the Company is entirely dependent on Abbott’s efforts to distribute and sell the Company’s product effectively in all markets except the U.S. and Canada. There can be no assurance that such efforts will be successful or that Abbott will continue to support the product.

     A distribution agreement exists between VIVUS and CORD Logistics, Inc. (“CORD”), a wholly owned subsidiary of Cardinal Health, Inc. Under this agreement, CORD (i) warehouses the Company’s finished goods for U.S. distribution; (ii) takes customer orders; (iii) picks, packs and ships its product; (iv) invoices customers; and (v) collects related receivables. As a result of this distribution agreement, the Company is heavily dependent on CORD’s efforts to fulfill orders and warehouse its products effectively in the U.S. There can be no assurance that such efforts will be successful.

     Gibraltar Laboratories (“Gibraltar”) performs sterility testing on finished product manufactured by the Company to ensure that it complies with product specifications. Gibraltar also performs microbial testing on water and compressed gases used in the manufacturing process and microbial testing on environmental samples to ensure that the manufacturing environment meets appropriate cleanliness standards. As a result of this testing agreement, the Company is dependent on Gibraltar to perform testing and issue reports on finished product and the manufacturing environment in a manner that meets regulatory compliance standards. There can be no assurance that such efforts will be successful.

     The Company has an agreement with WRB Communications (“WRB”) to handle patient and healthcare professional hotlines for the Company. WRB maintains a staff of healthcare professionals to handle questions and inquiries about MUSE and ACTIS. These calls may include complaints about the Company’s product due to efficacy or quality, as well as the reporting of adverse events. As a result of this agreement, the Company is dependent on WRB to effectively handle these calls and inquiries. There can be no assurance that such efforts will be successful.

     VIVUS entered into a distribution agreement with Integrated Commercialization Services (“ICS”), a subsidiary of Bergen Brunswig Corporation. ICS provides “direct-to-physician” distribution capabilities in support of U.S. marketing and sales efforts. As a result of this distribution agreement with ICS, the Company is dependent on ICS’s efforts to distribute product samples effectively. There can be no assurance that such efforts will be successful.

RAW MATERIALS

     The Company is required to receive regulatory approval for suppliers. The Company has obtained its current supply of alprostadil from two approved sources. The first is Spolana Chemical Works a.s. in Neratovice, Czech Republic (“Spolana”). The second is CHINOIN Pharmaceutical and Chemical Works Co., Ltd. (“Chinoin”). Chinoin is the Hungarian subsidiary of the French pharmaceutical company Sanofi Synthelabo. At the present time, Spolana is the sole source of supply of alprostadil approved for use in the manufacture of product for distribution in Europe, and the Company has a limited supply. Certain restrictions have been put in place by the European regulatory authorities that would require a variation to be approved before VIVUS can use the Chinoin alprostadil supply for European manufacture, if at all. The Company has transferred marketing licenses in Europe to Abbott and expects Abbott to file variations with the European regulatory authorities for the use of Chinoin alprostadil. There can be no assurance that such variations will be approved in a timely manner or at all, which could result in a material impact on the Company’s ability to supply MUSE to Abbott for distribution in Europe.

     Furthermore, alprostadil is subject to periodic re-testing to ensure it continues to meet specifications. There can be no guarantees the material will pass these testing procedures and continue to be usable material. There is a long lead time for manufacturing alprostadil. A short supply of alprostadil to be used in the manufacture of MUSE would have a material adverse effect on the Company’s business, financial condition and results of operations.

SINGLE MANUFACTURING FACILITY

     The Company leases 90,000 square feet of space in Lakewood, New Jersey, in which it constructed manufacturing, warehousing and testing facilities. The FDA and MCA authorized the Company to begin commercial production and shipment of MUSE from this facility in June and March 1998, respectively. MUSE is manufactured in this facility and the Company has no immediate plans to construct another manufacturing site. Since MUSE is produced with custom-made equipment under specific manufacturing conditions, the inability of our manufacturing facility to produce MUSE for whatever reason would have a material adverse effect on the Company’s business, financial condition and results of operations.

RISKS RELATING TO INTERNATIONAL OPERATIONS

     MUSE is currently marketed internationally. Changes in overseas economic and political conditions, currency exchange rates, foreign tax laws or tariffs or other trade regulations could have an adverse effect on the Company’s business, financial condition and results of operations. The international nature of the Company’s business is also expected to subject it and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or where the Company’s product is sold. The regulation of drug therapies in a number of such jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company’s intellectual property rights to the same extent as do the laws of the U.S.

HISTORY OF LOSSES

     The Company has generated a cumulative net loss of $89.1 million for the period from its inception through June 30, 2001 and anticipates losses for the next several quarters due to increased investment in its R&D programs and limited revenues. The Company is subject to a number of risks including its ability to market, distribute and sell its products in the U.S., its reliance on Abbott to market and distribute MUSE internationally, its reliance on Paladin to market and distribute MUSE in Canada, intense competition, and its reliance on a single therapeutic approach to ED. There can be no assurance that the Company will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of the Company’s future success.

DEPENDENCE ON THE COMPANY’S TRANSURETHRAL SYSTEM FOR ERECTION

     MUSE, a drug product developed by the Company to treat ED, relies on a single therapeutic approach, a transurethral system for erection. The existence of side effects or dissatisfaction with this product may impact a patient’s decision to use or continue to use or a physician’s decision to recommend this therapeutic approach as a therapy for the treatment of ED, thereby affecting the commercial viability of MUSE. In addition, technological changes or medical advancements could diminish or eliminate the commercial viability of the Company’s product, the results of which could have a material effect on the business operations and results of the Company since MUSE is the only transurethral product VIVUS currently produces and sells.

PATENTS AND PROPRIETARY RIGHTS

     The Company’s policy is to aggressively maintain its patent position and to enforce all of its intellectual property rights.

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

     The Company is the sole assignee of five U.S. patents deriving from patent applications originally filed by ALZA, covering inventions Dr. Virgil Place made while he was an employee of ALZA. The patents are directed to dosage forms for administering a therapeutic agent to the urethra, methods for treating ED, and specific drug formulations that can be delivered transurethrally for the treatment of ED. With one exception, the patents derive from patent applications that were filed in the U.S. prior to June 8, 1995, and will therefore have a seventeen-year patent term calculated from the date of patent grant. Foreign patents have been granted in Australia, Canada, Europe (including Austria, Belgium, Denmark, France, Germany, Great Britain, Greece, Italy, Luxembourg, the Netherlands, Spain, Sweden and Switzerland), Finland, Ireland, Mexico, New Zealand, Norway, Portugal, South Africa and South Korea, and foreign applications are pending in Canada and Japan.

     The Company is the sole assignee of patent applications filed in the name of Dr. Gary W. Neal and AndroSolutions, Inc. (“ASI”) in the U.S. and internationally that are complementary to the Company’s patents and applications directed to the treatment of FSD.

     The Company’s license and assignment agreements for these patents and patent applications identified above are royalty bearing and do not expire until the licensed and assigned patents expire. These license and assignment agreements generally provide that the Company assume responsibility for the maintenance and prosecution of the patents and patent applications and may bring infringement actions.

     In addition to the Voss, Kock, Neal and Place patents and applications identified above, the Company has fourteen issued U.S. patents, seventeen pending U.S. patent applications, four granted foreign patents, and twenty-one pending foreign patent applications. Several of these patents and applications further address the prevention, treatment and diagnosis of ED, while others are directed to prevention and/or treatment of other types of sexual dysfunction, including PE and FSD. One of the Company’s issued patents covers the Company’s ACTIS venous flow control device.

     The Company’s success will depend in large part on the strength of its current and future patent position for the treatment of ED, PE and FSD. The Company’s patent position, like that of other pharmaceutical companies, is highly uncertain and involves complex legal and factual questions. The claims of a U.S. or foreign patent application may be denied or significantly narrowed, and patents that ultimately issue may not provide significant commercial protection to the Company. The Company could incur substantial costs in proceedings before the U.S. Patent and Trademark Office, including interference proceedings. These proceedings could also result in adverse decisions as to the priority of the Company’s licensed or assigned inventions. There can be no assurance that the Company’s patents will not be successfully challenged or designed around by others.

     The Company is presently involved in an opposition proceeding that was instigated by the Pharmedic Company against a European patent, inventors Nils G. Kock et al., which is exclusively licensed to VIVUS. As a result of the opposition proceeding, the Opposition Division of the EPO held certain pharmaceutical composition claims in the European patent unpatentable. The patentability of all other claims in the patent was confirmed, i.e., those claims directed to the use of active agents in the treatment of ED, and to a pharmaceutical composition claim for prazosin. The Company appealed the EPO’s decision with respect to the pharmaceutical composition claims that were held unpatentable. The Pharmedic Company appealed the EPO’s decision with respect to the claims that were held patentable, but has since withdrawn the appeal. Despite the withdrawal of the Pharmedic Company from the appeal process, the Company has continued with its own appeal in an attempt to reinstate the composition claims. The EPO Appeals Board must make its own finding whether the claims that were deemed unpatentable by the Opposition Division are indeed patentable before it can reverse the Opposition Division’s decision. There can be no assurance that the appeal will be successful or that further challenges to the Company’s European patent will not occur should the Company try to enforce the patent in the various European courts.

     There can be no assurance that the Company’s products do not or will not infringe on the patent or proprietary rights of others. The Company may be required to obtain additional licenses to the patents, patent applications or other proprietary rights of others. There can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. If the Company does not obtain such licenses, it could encounter delays in product introductions while it attempts to design around such patents, or the development, manufacture or sale of products requiring such licenses could be precluded. The Company believes there will continue to be significant litigation in the pharmaceutical industry regarding patent and other intellectual property rights.

     In addition to its patent portfolio, the Company also relies on trade secrets and other unpatented proprietary technology. No assurance can be given that the Company can meaningfully protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products and processes or otherwise gain access to the Company’s proprietary technology. The Company seeks to protect its trade secrets and proprietary know-how, in part, through confidentiality agreements with employees and consultants. There can be no assurance that the agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company’s trade secrets will not otherwise become known or be independently developed by competitors. In addition, protracted and costly litigation may be necessary to enforce and determine the scope and validity of the Company’s proprietary rights.

DEPENDENCE ON SINGLE SOURCE OF SUPPLY

     The Company relies on a single injection molding company, The Kipp Group (“Kipp”), for its supply of plastic applicator components. In turn, Kipp obtains its supply of resin, a key ingredient of the applicator, from a single source, Huntsman Corporation. The Company also relies on a single source, E-Beam Services, Inc. (“E-Beam”), for sterilization of its product. There can be no assurance that the Company will be able to identify and qualify additional sources of plastic components or an additional sterilization facility. The Company is required to receive FDA approval for suppliers. The FDA may require additional clinical trials or other studies prior to accepting a new supplier. Until the Company secures and qualifies additional sources of plastic components or an additional sterilization facility, it is entirely dependent upon Kipp and E-Beam. If interruptions in these supplies or services were to occur for any reason, including a decision by Kipp and/or E-Beam to discontinue manufacturing or services, political unrest, labor disputes or a failure of Kipp and/or E-Beam to follow regulatory guidelines, the development and commercial marketing of MUSE and other potential products could be delayed or prevented. An extended interruption in sterilization services or the Company’s supply of plastic components would have a material adverse effect on the Company’s business, financial condition and results of operations.

DEPENDENCE ON KEY PERSONNEL

     The Company’s success is highly dependent upon the skills of a limited number of key management personnel. To reach its business objectives, the Company will need to retain and hire qualified personnel in the areas of manufacturing, research and development, regulatory affairs, clinical trial management and pre-clinical testing. There can be no assurance that the Company will be able to hire or retain such personnel as the Company must compete with other companies, academic institutions, government entities and other agencies. The loss of any of the Company’s key personnel or the failure to attract or retain necessary new employees could have an adverse effect on the Company’s research, product development and business operations.

GOVERNMENT REGULATION

     The Company’s research, pre-clinical development, clinical studies, manufacturing and marketing of its products are subject to rigorous testing and extensive regulation processes of the FDA and equivalent foreign regulatory agencies. To date, the Company’s product MUSE has received marketing clearance in more than 40 countries worldwide.

     After regulatory approval is obtained, the Company’s products are subject to continual review. Manufacturing, labeling and promotional activities are continually regulated by the FDA and equivalent foreign regulatory agencies, and the Company must also report certain adverse events involving its drugs to these agencies. Previously unidentified adverse events or an increased frequency of adverse events that occur post-approval could result in labeling modifications of approved products, which could adversely affect future marketing. Finally, approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would have a material adverse effect on the Company’s business, financial condition and results of operations.

     Failure to comply with the applicable regulatory requirements can result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution, among other outcomes. In addition, the marketing and manufacturing of pharmaceutical products are subject to continuing FDA and other regulatory review, and later discovery of previously unknown problems with a product, manufacturer or facility may result in the FDA and other regulatory agencies requiring further clinical research or restrictions on the product or the manufacturer, including withdrawal of the product from the market. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would have a material adverse effect on the Company’s business, financial condition and results of operations.

     Failure to maintain satisfactory compliance with Current Good Manufacturing Practices (“cGMP”) would have a material adverse effect on the Company’s ability to continue to market and distribute its products and, in the most serious cases, could result in the issuance of additional warning letters, seizure or recall of products, civil fines or closure of the Company’s manufacturing facility until such cGMP compliance is achieved.

     The Company obtains the necessary raw materials and components for the manufacture of MUSE as well as certain services, such as testing and sterilization, from third parties. The Company currently contracts with suppliers and service providers, including foreign manufacturers that are required to comply with strict standards established by the Company. Certain suppliers and service providers are required by the Federal Food, Drug, and Cosmetic Act, as amended, and by FDA regulations to follow cGMP requirements and are subject to routine periodic inspections by the FDA and by certain state and foreign regulatory agencies for compliance with cGMP requirements and other applicable regulations. Certain of the Company’s suppliers were inspected for cGMP compliance as part of the approval process. However, upon routine re-inspection of these facilities, there can be no assurance that the FDA and other regulatory agencies will find the manufacturing process or facilities to be in compliance with cGMP requirements and other regulations.

     Failure to achieve satisfactory cGMP compliance as confirmed by routine inspections could have a material adverse effect on the Company’s ability to continue to manufacture and distribute its products and, in the most serious case, result in the issuance of a regulatory warning letter or seizure or recall of products, injunction and/or civil fines or closure of the Company’s manufacturing facility until cGMP compliance is achieved.

UNCERTAINTY OF PHARMACEUTICAL PRICING AND REIMBURSEMENT

     In the U.S. and elsewhere, sales of pharmaceutical products are dependent, in part, on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. While a large percentage of prescriptions in the U.S. for MUSE have been reimbursed by third party payors since its commercial launch in January 1997, there can be no assurance that the Company’s products will be considered cost effective and that reimbursement to the consumer will continue to be available or sufficient to allow the Company to sell its products on a competitive basis.

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

PRODUCT LIABILITY AND AVAILABILITY OF INSURANCE

     The commercial launch of MUSE exposes the Company to a significant risk of product liability claims due to its availability to a large population of patients. In addition, pharmaceutical products are subject to heightened risk for product liability claims due to inherent side effects. The Company details potential side effects in the patient package insert and the physician package insert, both of which are distributed with MUSE, and the Company maintains product liability insurance coverage. However, the Company’s product liability coverage is limited and may not be adequate to cover potential product liability exposure. Product liability insurance is expensive, difficult to maintain, and current or increased coverage may not be available on acceptable terms, if at all. Product liability claims brought against the Company in excess of its insurance coverage, if any, could have a material adverse effect upon the Company’s business, financial condition and results of operations.

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

POTENTIAL VOLATILITY OF STOCK PRICE

     The stock market has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market price of the Company’s common stock has been highly volatile and is likely to continue to be so. Factors such as the Company’s ability to increase demand for its product in the U.S., the Company’s ability to successfully sell its product in the U.S. and internationally, variations in the Company’s financial results and its ability to obtain needed financing, announcements of technological innovations or new products by the Company or its competition, comments by security analysts, adverse regulatory actions or decisions, any loss of key management, the results of the Company’s clinical trials or those of its competition, changing governmental regulations, patents or other proprietary rights, product or patent litigation or public concern as to the safety of products developed by the Company may have a significant effect on the market price of the Company’s common stock.

ANTI-TAKEOVER EFFECT OF PREFERRED SHARES RIGHTS PLAN AND CERTAIN CHARTER AND
BYLAW PROVISIONS

     In February 1996, the Company’s Board of Directors authorized its reincorporation in the State of Delaware (the “Reincorporation”) and adopted a Preferred Shares Rights Plan. The Company’s Reincorporation into the State of Delaware was approved by its stockholders and became effective in May 1996. The Preferred Shares Rights Plan provides for a dividend distribution of one Preferred Shares Purchase Right (a “Right”) on each outstanding share of the Company’s common stock. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 20 percent or more of the Company’s common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20 percent or more of the Company’s common stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 20 percent or more of the Company’s common stock.

     The Preferred Shares Rights Plan and certain provisions of the Company’s Certificate of Incorporation and Bylaws may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. The Company’s Certificate of Incorporation allows the Company to issue preferred stock without any vote or further action by the stockholders, and certain provisions of the Company’s Certificate of Incorporation and Bylaws eliminate the right of stockholders to act by written consent without a meeting, specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings, and eliminate cumulative voting in the election of directors. Certain provisions of Delaware law could also delay or make more difficult a merger, tender offer or proxy contest involving the Company, including Section 203, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless certain conditions are met. The Preferred Shares Rights Plan, the possible issuance of preferred stock, the procedures required for director nominations and stockholder proposals and Delaware law could have the effect of delaying, deferring or preventing a change in control of the Company, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of the Company’s common stock. These provisions could also limit the price that investors might be willing to pay in the future for shares of the Company’s common stock.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On September 11, 2000, the Company filed a notice and demand for arbitration with the American Arbitration Association (“AAA”) against AndroSolutions, Inc. (“ASI”) in connection with certain contractual provisions governing ASIVI, LLC (“ASIVI”), a jointly formed and owned limited liability company. The Company was seeking an award declaring that it was not liable to ASI for a $625,000 milestone payment that ASI claimed was due under the parties’ Memorandum of Understanding dated October 14, 1999 (the “MOU”). The Company also sought an award directing ASI’s specific performance of other non-monetary contractual obligations. On October 5, 2000, ASI responded to the arbitration demand, denying all claims and asserting its entitlement to the $625,000 milestone payment. ASI also asserted counterclaims seeking an award directing VIVUS’ specific performance of other non-monetary contractual obligations. In July 2001, the Company reached an agreement with ASI in the settlement of all claims. Under the terms of the settlement agreement, the Company acquired ASI’s rights and interest in ASIVI including all intellectual property initially contributed by ASI and the Company. In addition, the parties agreed to terminate and/or modify the agreements entered into upon establishing ASIVI. The Company made a payment of $750 thousand to ASI upon execution of the settlement agreement. The Company may also make additional payments to ASI in the future based on the Company’s achieving certain development milestones and royalties on net sales of products covered by the intellectual property, which, in the aggregate, are substantially the same as those required under the previous agreements.

     On August 23, 2000, the Company received a notice of demand for arbitration from ALZA Corporation (“ALZA”) alleging a breach of a sales force transition agreement dated July 6, 1998. The sales force transition agreement provided for the transition of VIVUS’ sales force to ALZA, where they would promote both VIVUS’ and ALZA’s products for a period of time. The agreement further provided that the Company indemnify ALZA for claims brought by any member of the sales force relating to such person’s employment (or termination) by VIVUS. ALZA alleged that it was entitled to indemnification from the Company for ALZA’s attorneys’ fees and amounts paid to settle claims relating to ALZA’s failure to hire a former Company employee. In June 2001, the Company received the Arbitrator’s ruling, which requires the Company to reimburse ALZA for approximately $550 thousand in fees and expenses for this matter.

     On May 19, 2000, the Company was named, along with other defendants, in a civil action filed in the Superior Court of New Jersey. The Complaint in this action alleges that plaintiff was the victim of sexual harassment during the second quarter of 1998, while she was working as a temporary worker for the Company at a facility operated by PACO Pharmaceutical Services, Inc. At the time, the Company was leasing space and workers from PACO to assist it with the manufacture of the Company’s product, MUSE. The complaint alleges hostile work environment and quid pro quo sexual harassment, and seeks compensatory and punitive damages. The Company denies liability, and intends to defend the case vigorously. At this early stage in the litigation, it is not possible to predict the outcome of the suit with any degree of certainty. In addition, plaintiff has not yet provided the Company with information concerning the extent of her alleged damages, so it is not possible to estimate the extent of any loss in the event plaintiff prevails against the Company. Nevertheless, an adverse judgment in this litigation is not expected to have a material impact on the Company’s financial position.

     On November 3, 1999, the Company filed a demand for arbitration against Janssen Pharmaceutica International (“Janssen”) with the AAA pursuant to the terms of the Distribution Agreement entered into on January 22, 1997. The Company seeks compensation for inventory manufactured in 1998 in reliance on contractual forecasts and orders submitted by Janssen. The Company also seeks compensation for forecasts and order shortfalls attributed to Janssen in 1998, pursuant to the terms of the Distribution Agreement. The Company amended its arbitration demand in August 2000 to include claims for lost profits due to Janssen’s failure to use the requisite diligence and reasonable efforts to gain regulatory approval for and launch MUSE in each country of the Territory. This amendment also includes claims based on Janssen’s development of a competing product intended for use in the treatment of male ED, in violation of the Distribution Agreement. The Company’s amended demand seeks an award of $7.9 million plus costs and interest. On October 20, 2000, Janssen submitted its response to the Company’s amended arbitration demand denying liability on all claims, and asserting counterclaims against the Company for $1.8 million based on the Company’s alleged improper calculation of its cost of goods charged to Janssen pursuant to the Distribution Agreement. On November 20, 2000, the Company filed its response to the counterclaims, denying all liability. The Company believes that Janssen’s counterclaims are without merit and intends to defend against them vigorously. Administration of the arbitration has been transferred to JAMS and a three-member arbitration panel has been selected. The parties are currently in the process of conducting discovery and anticipate an arbitration hearing in October 2001.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on June 14, 2001. Matters voted on at that meeting were: (i) the election of six directors, and (ii) the confirmation of the appointment of Arthur Andersen LLP as independent public accountants for the fiscal year ended December 31, 2001. Tabulations for each proposal and individual director were as follows:

Proposal I. Election of Directors

DIRECTOR	FOR	WITHHELD

Virgil A. Place, MD	27,917,514	1,378,233

Leland F. Wilson	27,886,608	1,409,139

Mark B. Logan	28,242,851	1,052,896

Linda M. Dairiki Shortliffe, MD	28,183,752	1,111,995

Mario M. Rosati	28,242,897	1,052,850

Graham Strachan	28,243,112	1,052,635

Proposal II. Confirmation of the Appointment of Arthur Andersen LLP

FOR	AGAINST	ABSTAIN	NO VOTE

29,088,020	112,688	95,039	—

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS (IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

EXHIBIT
NUMBER	DESCRIPTION

3.2(7)	Amended and Restated Certificate of Incorporation of the Company

3.3(4)	Bylaws of the Registrant, as amended

3.4(8)	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock

4.1(7)	Specimen Common Stock Certificate of the Registrant

4.2(7)	Registration Rights, as amended

4.4(1)	Form of Preferred Stock Purchase Warrant issued by the Registrant to Invemed Associates, Inc., Frazier Investment Securities, L.P., and Cristina H. Kepner

4.5(8)	Second Amended and Restated Preferred Shares Rights Agreement, dated as of April 15, 1997 by and between the Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(1)+	Assignment Agreement by and between Alza Corporation and the Registrant dated December 31, 1993

10.2(1)+	Memorandum of Understanding by and between Ortho Pharmaceutical Corporation and the Registrant dated February 25, 1992

10.3(1)+	Assignment Agreement by and between Ortho Pharmaceutical Corporation and the Registrant dated June 9, 1992

10.4(1)+	License Agreement by and between Gene A. Voss, MD, Allen C. Eichler, MD, and the Registrant dated December 28, 1992

10.5A(1)+	License Agreement by and between Ortho Pharmaceutical Corporation and Kjell Holmquist AB dated June 23, 1989

10.5B(1)+	Amendment by and between Kjell Holmquist AB and the Registrant dated July 3, 1992

10.5C(1)	Amendment by and between Kjell Holmquist AB and the Registrant dated April 22, 1992

10.5D(1)+	Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992

10.6A(1)+	License Agreement by and between Amsu, Ltd., and Ortho Pharmaceutical Corporation dated June 23, 1989

10.6B(1)+	Amendment by and between Amsu, Ltd., and the Registrant dated July 3, 1992

10.6C(1)	Amendment by and between Amsu, Ltd., and the Registrant dated April 22, 1992

10.6D(1)+	Stock Purchase Agreement by and between Amsu, Ltd., and the Registrant dated July 10, 1992

10.11(4)	Form of Indemnification Agreements by and among the Registrant and the Directors and Officers of the Registrant

EXHIBIT
NUMBER	DESCRIPTION

10.12(2)	1991 Incentive Stock Plan and Form of Agreement, as amended

10.13(1)	1994 Director Option Plan and Form of Agreement

10.14(1)	Form of 1994 Employee Stock Purchase Plan and Form of Subscription Agreement

10.17(1)	Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay

10.21(3)+	Distribution Services Agreement between the Registrant and Synergy Logistics, Inc. (a wholly-owned subsidiary of Cardinal Health, Inc.)+ dated February 9, 1996

10.22(3)+	Manufacturing Agreement between the Registrant and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995

10.22A(11)+	Amendment One, dated as of December 11, 1997, to the Manufacturing Agreement by and between VIVUS and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995

10.23(6)+	Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996

10.24(5)+	Distribution Agreement made as of May 29, 1996 between the Registrant and ASTRAZ AB

10.24A(14)+	Amended Distribution Agreement dated December 22, 1999 between AstraZeneca and the Registrant

10.27(11)+	Distribution Agreement made as of January 22, 1997 between the Registrant and Janssen Pharmaceutica International, a division of Cilag AG International

10.27A(11)+	Amended and Restated Addendum 1091, dated as of October 29, 1997, between VIVUS International Limited and Janssen Pharmaceutica International

10.28(7)	Lease Agreement made as of January 1, 1997 between the Registrant and Airport Associates

10.29(7)	Lease Amendment No. 1 as of February 15, 1997 between Registrant and Airport Associates

10.29A(10)	Lease Amendment No. 2 dated July 24, 1997 by and between the Registrant and Airport Associates

10.29B(10)	Lease Amendment No. 3 dated July 24, 1997 by and between the Registrant and Airport Associates

10.31(9)+	Manufacture and Supply Agreement between Registrant and Spolana Chemical Works, A.S. dated May 30, 1997

10.32A(11)	Agreement between ADP Marshall, Inc. and the Registrant dated December 19, 1997

10.32B(11)	General Conditions of the Contract for Construction

10.32C(11)	Addendum to General Conditions of the Contract for Construction

10.34(12)+	Agreement dated as of June 30, 1998 between Registrant and Alza Corporation

10.35(12)+	Sales Force Transition Agreement dated July 6, 1998 between Registrant and Alza Corporation

10.36(13)	Form of, “Change of Control Agreements,” dated July 8, 1998 by and between the Registrant and certain Executive Officers of the Company.

10.30A(13)	Amendment of lease agreement made as of October 19, 1998 by and between Registrant and 605 East Fairchild Associates, L.P.

10.37(13)	Sublease agreement made as of November 17, 1998 between Caliper Technologies, Inc. and Registrant

10.22B(13)+	Amendment Two, dated as of December 18, 1998 by and between VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works Co.

10.31A(13)+	Amendment One, dated as of December 12, 1998 by and between VIVUS, Inc. and Spolana Chemical Works, A.S.

10.38(14)+	License Agreement by and between ASIVI, LLC, AndroSolutions, Inc., and the Registrant dated February 29, 2000

10.38A(14)+	Operating Agreement of ASIVI, LLC, between AndroSolutions, Inc. and the Registrant dated February 29, 2000

10.39(14)	Sublease agreement between KVO Public Relations, Inc. and the Registrant dated December 21, 1999

10.40(15)+	License and Supply Agreement made as of May 23, 2000 between the Registrant and Abbott Laboratories, Inc.

10.41(16)+	License and Supply Agreement made as of November 20, 2000 between the Registrant and Paladin Labs, Inc.

10.42(16)+	Development, License and Supply Agreement made as of January 22, 2001 between the Registrant and TANABE SEIYAKU CO., LTD.

EXHIBIT
NUMBER	DESCRIPTION

10.43++	Settlement and Modification Agreement made as of July 12, 2001 between ASIVI, LLC, AndroSolutions, Inc. Gary W. Neal and the Registrant.

+	Confidential treatment granted.

++	Confidential treatment requested.
(1)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Registration Statement on Form S-1 No. 33-75698, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form S-1 No. 33-90390, as amended.

(3)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, as amended.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Form 8-B filed with the Commission on June 24, 1996.

(5)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K/A filed with the Commission on June 21, 1996.

(6)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(7)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(8)	Incorporated by reference to exhibit 99.1 filed with Registrant’s Amendment Number 2 to the Registration Statement of Form 8-A (File No. 0-23490) filed with the Commission on April 23, 1997.

(9)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(10)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(11)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(12)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(13)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(14)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(16)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

     (b)  REPORTS ON FORM 8-K

         None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2001	VIVUS, Inc.

/s/ RICHARD WALLISER

Richard Walliser Vice President and Chief Financial Officer

/s/ LELAND F. WILSON

Leland F. Wilson President and Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS*

EXHIBIT	DESCRIPTION

10.43	Settlement and Modification Agreement made as of July 12, 2001 between ASIVI, LLC, AndroSolutions, Inc. Gary W. Neal and the Registrant.

*	Exhibits incorporated by reference are set forth in the exhibit listing included in Item 6 of the Quarterly Report on Form 10-Q.