Form 10-Q
period 2001-09-30
VIVUS INC
filed 2001-11-13
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

COMMISSION FILE NUMBER: 0-23490

VIVUS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	94-3136179
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NUMBER)

1172 CASTRO STREET MOUNTAIN VIEW, CA	94040
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(650) 934-5200
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

N/A
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     At September 30, 2001, 32,630,544 shares of common stock were outstanding.

Exhibit Index on Page 25

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000

	(UNAUDITED)
Current assets:
Cash and cash equivalents	$13,910	$29,236
Available-for-sale securities	10,252	9,187
Accounts receivable, net	2,583	3,434
Inventories, net	3,454	5,045
Prepaid expenses and other assets	1,351	1,143

Total current assets	31,550	48,045
Property and equipment, net	12,915	14,294
Restricted cash	3,324	3,324
Available-for-sale securities, non-current	12,658	3,511

Total assets	$60,447	$69,174

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,436	$1,775
Accrued and other liabilities	11,093	13,289

Total current liabilities	12,529	15,064
Accrued and other long-term liabilities	3,923	3,923

Total liabilities	16,452	18,987

Stockholders’ equity:
Common stock; $.001 par value; shares authorized 200,000; shares outstanding — September 30, 2001, 32,631; December 31, 2000, 32,461	33	32
Paid in capital	133,762	133,288
Accumulated other comprehensive income	418	165
Accumulated deficit	(90,218)	(83,298)

Total stockholders’ equity	43,995	50,187

Total liabilities and stockholders’ equity	$60,447	$69,174

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2001	2000	2001	2000

	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Revenue
US product	$5,146	$5,016	$15,415	$16,719
International product	708	256	3,759	3,434
Returns	(301)	(294)	(892)	(961)

Total revenue	5,553	4,978	18,282	19,192
Cost of goods sold	3,286	2,942	10,083	8,733

Gross profit	2,267	2,036	8,199	10,459

Operating expenses:
Research and development	2,002	1,289	9,943	3,702
Selling, general and administrative	2,429	2,100	7,378	6,599
Other restructuring costs	—	(903)	—	(903)

Total operating expenses	4,431	2,486	17,321	9,398

(Loss) income from operations	(2,164)	(450)	(9,122)	1,061
Interest and other income	550	681	1,710	1,877

(Loss) income before benefit (provision) for income taxes	(1,614)	231	(7,412)	2,938
Benefit (provision) for income taxes	492	(23)	492	(294)

Net (loss) income	$(1,122)	$208	$(6,920)	$2,644

Net (loss) income per share:
Basic	$(0.03)	$0.01	$(0.21)	$0.08
Diluted	$(0.03)	$0.01	$(0.21)	$0.08
Shares used in per share computation:
Basic	32,609	32,371	32,538	32,290
Diluted	32,609	33,530	32,538	33,621

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2001	2000	2001	2000

	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Net (loss) income	$(1,122)	$208	$(6,920)	$2,644
Other comprehensive (loss) income:
Unrealized gain on securities	258	118	253	192
Income tax provision	—	(12)	—	(19)

	258	106	253	173

Comprehensive (loss) income	$(864)	$314	$(6,667)	$2,817

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2001	2000

	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,920)	$2,644
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	1,684	1,816
Changes in assets and liabilities:
Accounts receivable	851	2,071
Inventories	1,591	207
Prepaid expenses and other assets	(208)	3,237
Accounts payable	(339)	(1,094)
Accrued and other liabilities	(2,196)	(5,281)

Net cash (used for) provided by operating activities	(5,537)	3,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(305)	(455)
Security purchases	(28,019)	(117,965)
Proceeds from sale/maturity of securities	18,060	132,624

Net cash (used for) provided by investing activities	(10,264)	14,204

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	315	293
Sale of common stock through employee stock purchase plan	160	131

Net cash provided by financing activities	475	424

NET (DECREASE) INCREASE IN CASH	(15,326)	18,228
CASH:
Beginning of period	29,236	8,785

End of period	$13,910	$27,013

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on securities	$253	$192
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Income taxes paid	$151	$535

VIVUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

2. INVENTORIES

     Inventories are recorded net of reserves of $7.5 million and $7.7 million as of September 30, 2001 and December 31, 2000, respectively, and consist of:

	SEPTEMBER 30, 2001	DECEMBER 31, 2000

	(000's)
Raw materials	$2,259	$3,497
Work in process	113	61
Finished goods	1,082	1,487

Inventory, net	$3,454	$5,045

3. ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities as of September 30, 2001 and December 31, 2000 consist of:

	SEPTEMBER 30, 2001	DECEMBER 31, 2000

	(000's)
Restructuring	$3,923	$4,266
Product returns	1,499	2,008
Income taxes	3,185	3,332
Research and clinical expenses	1,249	2,076
Royalties	487	541
Unearned revenue	2,060	1,917
Employee compensation and benefits	1,892	1,670
Other	721	1,402

	15,016	17,212
Amount classified as short-term	(11,093)	(13,289)

Amount classified as long-term	$3,923	$3,923

4. RESTRUCTURING RESERVE

     During 1998, VIVUS, Inc. experienced a significant decline in market demand for MUSE® due to the market launch of sildenafil, the first oral treatment for erectile dysfunction. During the second and third quarters of 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. (See Notes 1 and 6 to the Consolidated Financial Statements for the year ended December 31, 2000 included in the Company’s Annual Report on Form 10-K.) The restructuring reserve balance at September 30, 2001 was $3.9 million, down from $4.3 million at December 31, 2000.

	INVENTORY	PROPERTY
	AND RELATED	AND RELATED
	COMMITMENTS	COMMITMENTS	TOTAL

	(000's)
Balance at December 31, 2000	$942	$3,324	$4,266
Activity in first quarter 2001	0	(123)	(123)
Activity in second quarter 2001	0	(124)	(124)
Activity in third quarter 2001	(40)	(56)	(96)

Balance at September 30, 2001	$902	$3,021	$3,923

     The Company expects that the remaining $3.9 million in cash payments will not occur until periods beyond 2002.

5. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

     During the first nine months of 2001 and 2000, sales to significant customers as a percentage of total revenues were as follows:

	2001	2000

Customer A	22%	21%
Customer B	19%	2%
Customer C	16%	20%
Customer D	16%	19%
Customer E	11%	12%

The Company did not have any suppliers making up more than 10% of operating costs.

     This Quarterly Report on Form 10-Q contains forward-looking statements about the potential development and commercialization of pharmaceutical products and reflects management’s current beliefs. However, as with any pharmaceutical under development, there are significant risks in the development, regulatory approval and commercialization of new products. The Company’s actual results could differ from those set forth in such forward-looking statements as a result of certain factors, including those set forth in the Risk Factors section starting on page 12 of this document.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     VIVUS, Inc. (“VIVUS” or the “Company”) is a pharmaceutical company developing innovative products to improve quality of life in men and women. The Company developed and markets in the U.S. MUSE® (alprostadil) and ACTIS®, two innovations in the treatment of erectile dysfunction (“ED”). The Company has entered into a license and supply agreement with Abbott Laboratories (“Abbott”) (NYSE:ABT) for the international marketing and distribution of its male transurethral ED products. In Canada, VIVUS has entered into a license and supply agreement with Paladin Labs, Inc. (“Paladin”) (TSE:PLB) for the marketing and distribution of MUSE. We have ongoing research and development (“R&D”) programs, including projects in ED, female sexual dysfunction (“FSD”), and premature ejaculation (“PE”).

     Following our restructuring in 1998, substantial efforts were devoted to bring expenses in line with revenues. These efforts resulted in a significant improvement in our cash resources, which has enabled continued investment in our R&D projects. The current status of certain R&D projects is depicted in the chart below.

Indication	Product Candidate	Progress

Erectile Dysfunction	ALIBRA	Regulatory Review
	TA-1790 (oral)	Phase I
	TA-1790 (transurethral)	Pre-clinical

Female Sexual Dysfunction	ALISTA (topical PGE1)	Phase II
	TA-1790	Pre-clinical

Premature Ejaculation	VI-0134	Phase I

Recent progress and current plans in our R&D projects include:

•	ALISTA - A proprietary formulation of alprostadil applied locally to the female genitalia to treat FSD.

–	Our first Phase II clinical study, which was an in-clinic, multi-center trial designed to evaluate the safety of and response to ALISTA, was completed. Data from this study will be available in the fourth quarter of 2001.

–	Our expanded Phase II study, which will be a trial designed to evaluate the efficacy and safety of ALISTA when used by women at home with their partner, is expected to begin in the first quarter of 2002.

•	TA-1790 - A fast-acting, highly selective, potent phosphodiesterase type 5 (PDE5) inhibitor for the oral and local treatments of ED and FSD.

–	Discussions were held with the U.S. Food & Drug Administration ("FDA") regarding our anticipated fourth quarter submission of an Investigational New Drug Application ("IND") for TA-1790 as an oral, on demand product for the treatment of ED.

–	We began pre-clinical development work on the local administration of TA-1790, alone and in combination with alprostadil, for the treatment of ED. Our goal for the local administration of TA-1790 is to provide an effective therapy for patients who do not have success with oral treatments.

•	VI-0134 — An on demand, oral treatment for PE.

–	We intend to initiate a clinical trial with the new oral formulation of VI-0134 during the fourth quarter of 2001.

     We continue to place significant emphasis on securing global intellectual property rights and are aggressively pursuing new patents to expand upon our strong foundation for commercializing products in development. Recently, we were awarded two new patents in the U.S. in the area of female sexual dysfunction, which further strengthens our patent position. In the U.S., patents and patent applications licensed to and developed by VIVUS currently include 23 in ED, 16 in FSD and 6 in PE.

FISCAL 2001 HIGHLIGHTS

FIRST QUARTER

     The Company reported a net loss of $4.9 million, for a $0.15 net loss per share. These results included up-front, non-refundable milestone payments totaling $5 million to Tanabe for licensing TA-1790.

     VIVUS signed a development, license and supply agreement with Tanabe for its proprietary phosphodiesterase type 5 (PDE5) inhibitor TA-1790. Under the terms of this agreement, we acquired worldwide rights, except Japan, China and certain Pacific Rim countries, to develop and commercialize TA-1790 for the oral and local treatments of male and female sexual dysfunction.

     We initiated a Phase II multi-center, double-blind, placebo controlled clinical trial for our product ALISTA.

SECOND QUARTER

     The Company reported a net loss of $914 thousand, for a $0.03 net loss per share. Increased spending for R&D and lower U.S. product revenue contributed to the loss.

     VIVUS was awarded a new patent by the U.S. Patent & Trademark Office. This patent strengthens our proprietary protection in the field of PE, allowing for broad treatment claims for PE by administration of 5-HT4 agonists, alone or in combination with other agents.

     We reported results from our Phase I safety study for ALISTA, which showed that a single dose of ALISTA topically applied in healthy volunteers was well tolerated both locally and systemically.

THIRD QUARTER

     The Company reported a net loss of $1.1 million, for a $0.03 net loss per share. Contributing to the loss were increased R&D expenses partially offset by an income tax benefit.

     We completed patient dosing in a Phase II study of our FSD product, ALISTA. The study was conducted to evaluate the safety and efficacy of topically applied ALISTA in subjects with FSD. We also began the manufacture of clinical supplies and clinical site selection for our next Phase II ALISTA study, a multi-center, double-blind, placebo-controlled evaluation of topical alprostadil administered at home for the treatment of women with FSD.

     The Company was awarded a new patent by the U.S. Patent & Trademark Office in the area of female sexual dysfunction.

RESULTS OF OPERATIONS

     Three Months Ended September 30, 2001 and 2000

     U.S. net product revenue for the quarter ended September 30, 2001 was $4.8 million, compared to $4.7 million for the quarter ended September 30, 2000.

     International product revenue was $708 thousand for the third quarter of 2001, an increase of $452 thousand over the same period last year. In the third quarter of 2000, initial shipments of product to Abbott did not begin until September.

     Cost of goods sold was $3.3 million for the third quarter of 2001, compared to $2.9 million for the third quarter 2000. Gross margin remained constant for both periods at 41%. Lower international production volume is anticipated; thus, the Company expects that gross margin will decline in the fourth quarter of 2001.

     Research and development expenses for the third quarter of 2001 increased $713 thousand to $2.0 million, as compared to the three months ended September 30, 2000. The increase is primarily due to expenses related to development work for TA-1790.

     Selling, general and administrative expenses of $2.4 million for the third quarter of 2001 were $329 thousand higher than the same period last year due to increased investment in U.S. sales and marketing efforts.

     During the third quarter of 2001, the Company recorded a tax benefit of $492 thousand based on an updated estimate of its net tax liabilities for the year. During fiscal year 2000, VIVUS recorded a ten percent (10%) tax provision, which included the effect of net operating losses (“NOLs”) carried forward from prior periods. The 2000 tax rate would have been substantially higher if the NOLs had not been available to offset current income.

     Nine Months Ended September 30, 2001 and 2000

     Net product revenues for the nine months ended September 30, 2001 were $14.5 million in the U.S. and $3.8 million internationally, compared to $15.8 million in the U.S. and $3.4 million internationally for the same period last year. Demand for MUSE in the U.S., based on prescription information reported by NDC Health, has stabilized at approximately $5.0 million a quarter for 2001 in comparison to declining prescriptions throughout fiscal year 2000.

     For the nine months ended September 30, 2001, cost of goods sold increased $1.4 million to $10.1 million, as compared to the same period last year. The increase during 2001 is primarily due to a one-time reduction in the first quarter 2000 cost of goods sold associated with the termination of the distribution agreement with AstraZeneca. Gross profit margin for the first nine months of 2001 was 45%, compared with 54% in the same period last year. Lower revenue and higher cost of goods in the first nine months of 2001 contributed to the decline in margin.

     R&D expenses for the nine months ended September 30, 2001 were $9.9 million, $6.2 million higher than the same period last year. The increase is primarily due to expenses associated with licensing and developing the proprietary compound TA-1790 for the oral and local treatments of male and female sexual dysfunction. Included in these expenses are the up-front non-refundable payments totaling $5.0 million made to Tanabe during the first quarter 2001.

     Selling, general and administrative expenses were $7.4 million for the nine months ended September 30, 2001, $779 thousand higher than the same period last year. Increased investment in U.S. sales and marketing efforts and expenses associated with the ALZA arbitration contributed to the increase in 2001.

     Operating expenses were lower in the nine months ended 2000, compared to the current nine months ended September 30, 2001 due to the reversal of $903 thousand of the restructuring reserve related primarily to inventory commitments and other manufacturing expenses that was not required.

     During the third quarter of 2001, the Company recorded a tax benefit of $492 thousand based on an updated estimate of its net tax liabilities for the year. During fiscal year 2000, VIVUS recorded a ten percent (10%) tax provision, which included the effect of net operating losses (“NOLs”) carried forward from prior periods. The 2000 tax rate would have been substantially higher if the NOLs had not been available to offset current income.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed operations primarily from the sale of preferred and common stock. Through September 30, 2001, VIVUS raised $154.9 million from financing activities and has an accumulated deficit of $90.2 million at September 30, 2001.

     Unrestricted cash, cash equivalents and available-for-sale securities totaled $36.8 million at September 30, 2001, a decrease of $5.1 million from December 31, 2000. This decrease is due primarily to the $5 million in milestone payments made to Tanabe for licensing TA-1790.

     Capital resources from operating activities are expected to decline over the next several quarters as the Company continues to invest in its R&D pipeline. We expect that our existing capital resources combined with future cash flows will be sufficient to support operating needs throughout the next twelve to twenty-four months. Financing in future periods will most likely be required to fund further development of our R&D pipeline, as well as to enable us to take any future products to the marketplace. Our future capital requirements will depend upon numerous factors, including: (i) the progress of our R&D projects; (ii) the scope, timing and results of pre-clinical testing and clinical trials; (iii) the results of operations; (iv) the cost, timing and outcome of regulatory reviews; (v) the rate of technological advances; (vi) ongoing determinations of the potential commercial success of our products under development; (vii) the level of resources devoted to sales and marketing capabilities; and (viii) the activities of competitors.

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

     In January 2001, VIVUS signed a licensing agreement with Tanabe, a leading Japanese pharmaceutical company, for Tanabe’s proprietary phosphodiesterase type 5 (PDE5) inhibitor compound TA-1790 for the oral and local treatment of male and female sexual dysfunction. Tanabe has conducted a Phase I clinical trial and VIVUS intends to initiate additional clinical studies required for regulatory approval of an oral treatment for ED. However, as with any pharmaceutical product under development, there are significant risks in development, regulatory approval and commercialization of new compounds. There are no guarantees that future clinical studies will confirm the preliminary pre-clinical and clinical results or that the compound TA-1790 will receive regulatory approval for any indication. Further, even if the Company were to receive regulatory approval for a product, there could be no assurance that such a product would prove to be commercially successful or profitable.

     The Company has completed certain clinical studies and plans to continue the development of its product ALISTA through expanded clinical studies for the treatment of FSD. There are no guarantees that future clinical studies will confirm the preliminary pre-clinical and clinical results or that ALISTA will receive regulatory approval for the treatment of FSD. Furthermore, the FDA could suspend clinical studies at any time if it is believed that the subjects participating in such studies are being exposed to unacceptable health risks. Even if ALISTA eventually becomes an approved product, there can be no assurances that this treatment for FSD will be successful in the marketplace.

     The Company plans to initiate a clinical trial in 2001 with its new oral release formulation of VI-0134 for the treatment of PE. However, there can be no assurance that this trial or future clinical studies will be successful or that a product for the treatment of PE, if approved, will prove to be commercially successful.

     The Company filed for marketing authorization for ALIBRA with the European Agency for the Evaluation of Medicinal Products (EMEA) under the Centralized Process in Europe in May 2000. The Company subsequently met with the EMEA and submitted its response to inquiries the EMEA had regarding data presented in the original application. A meeting with the EMEA is scheduled for the fourth quarter of 2001 to discuss this filing. Based on the outcome of this meeting, the EMEA may (1) require the Company to provide more data; (2) require the Company to perform additional clinical trials; or (3) not grant approval of the application. Even if ALIBRA is approved, there can be no assurances that this transurethral system to treat ED will be successful in the marketplace.

     In December 1999, the Company submitted an NDA to the FDA to market ALIBRA, which it subsequently withdrew in October 2000. The Company met with the FDA in December 2000 and continues to communicate with the agency to determine what additional data is required to obtain marketing clearance for ALIBRA. There can be no assurance that the Company will re-file an NDA for ALIBRA. Even if the Company does re-file an NDA for ALIBRA, there can be no assurance that it will be approved or that ALIBRA will be successful in the marketplace.

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FINANCING

     Capital resources from operating activities are expected to decline over the next several quarters as the Company continues to invest in its R&D projects. The Company expects that its existing capital resources combined with future cash flows will be sufficient to support operating needs throughout the next twelve to twenty-four months. Financing in future periods will most likely be required to fund further development of our R&D pipeline, as well as to enable the Company to take any future products to the marketplace. Future capital requirements will depend upon numerous factors, including: (i) the progress of R&D projects; (ii) the scope, timing and results of pre-clinical testing and clinical trials; (iii) the results of operations; (iv) the cost, timing and outcome of regulatory reviews; (v) the rate of technological advances; (vi) ongoing determinations of the potential commercial success of products under development; (vii) the level of resources devoted to sales and marketing capabilities; and (viii) the activities of competitors.

     To provide additional capital when needed, the Company will evaluate alternative financing sources, including, but not limited to, the issuance of additional equity or debt securities, corporate alliances, joint ventures, and licensing agreements. However, there can be no assurance that funding will be available on favorable terms, if at all, when needed.

INTENSE COMPETITION

     Competition in the pharmaceutical and medical products industries is intense and is characterized by extensive research efforts and rapid technological progress. Other treatments for ED exist including oral medications, needle injection therapy, vacuum constriction devices and penile implants, and the manufacturers of these products will continue to improve these therapies. The most significant competitive therapy is sildenafil, an oral medication marketed by Pfizer, which received regulatory approvals in the U.S. in March 1998 and in the European Union in September 1998. The commercial launch of sildenafil in the U.S. in April 1998 significantly decreased demand for MUSE.

     Additional competitive products in the ED market include needle injection therapy products from Pharmacia Upjohn and Schwartz Pharma, which were approved by the FDA in July 1995 and June 1997, respectively. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of ED. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources abilities than VIVUS. In addition, many of these companies have significantly greater experience than the Company in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. For instance, both Lilly ICOS LLC and Bayer AG filed NDAs with the FDA in June and September 2001, respectively, for their oral ED medications. These entities may market commercial products either on their own or through collaborative efforts. The Company’s competitors may develop technologies and products that are more effective than those currently marketed or being developed by the Company. Such developments could render the Company’s marketed and development products less competitive or possibly obsolete. The Company is also competing with respect to marketing capabilities and manufacturing efficiency, areas in which it has limited experience.

LIMITED SALES AND MARKETING IN THE U.S.

     The Company supports MUSE sales in the U.S. through a small field-based sales force that targets major accounts and the top prescribers of MUSE. Additionally, telephone marketers focus on the second tier of urologists who prescribe MUSE. Physician and patient information/help telephone lines are available to answer additional questions that may arise after reading the inserts or after actual use of the product. The sales force actively participates in national urologic and sexual dysfunction forums and conferences, such as the American Urological Association annual and regional meetings and the International Society for Impotence Research. From a market demand basis, prescriptions of MUSE declined during the period from 1998 through December 2000. Prescriptions have remained at a consistent level during 2001. With regard to future demand, though, there can be no assurance that the sales efforts will effectively maintain current sales levels. Along with competition and the changing market environment, there can be no assurance that demand for MUSE sales will continue or that the Company will be able to adequately support sales of MUSE in the U.S. in the future.

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

RAW MATERIALS

     The Company is required to receive regulatory approval for suppliers. The Company has obtained its current supply of alprostadil from two approved sources. The first is Spolana Chemical Works a.s. in Neratovice, Czech Republic (“Spolana”). The second is CHINOIN Pharmaceutical and Chemical Works Co., Ltd. (“Chinoin”). Chinoin is the Hungarian subsidiary of the French pharmaceutical company Sanofi Synthelabo. At the present time, Spolana is the sole source of supply of alprostadil approved for use in the manufacture of product for distribution in Europe, and the Company has a limited supply. Certain restrictions have been put in place by the European regulatory authorities that would require a variation to be approved before VIVUS can use the Chinoin alprostadil supply for European manufacture, if at all. The Company has transferred marketing licenses in Europe to Abbott and Abbott filed the variation with the European regulatory authorities for the use of Chinoin alprostadil on September 26, 2001. There can be no assurance that this variation will be approved in a timely manner or at all, which could result in a material impact on the Company’s ability to supply MUSE to Abbott for distribution in Europe.

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

     The Company is also the exclusive licensee of patents and patent applications filed in the name of Dr. Nils G. Kock, in numerous countries. Four U.S. patents have issued directed to methods and compositions for treating ED by transurethrally administering an active agent. Patents have also been granted in several countries outside of the U.S. The foreign patents and applications, like the U.S. patents, are directed to the treatment of ED by transurethral administration of certain active substances including alpha-receptor blockers, vasoactive polypeptides, prostaglandins or nitroglycerin dispersed in a hydrophilic vehicle.

     The Company is the sole assignee of five U.S. patents deriving from patent applications originally filed by ALZA, covering inventions Dr. Virgil Place made while he was an employee of ALZA. The patents are directed to dosage forms for administering a therapeutic agent to the urethra, methods for treating ED, and specific drug formulations that can be delivered transurethrally for the treatment of ED. With one exception, the patents derive from patent applications that were filed in the U.S. prior to June 8, 1995, and will therefore have a seventeen-year patent term calculated from the date of patent grant. Additionally, foreign patents have been granted in numerous countries outside of the U.S.

     The Company is the sole assignee of patent applications filed in the name of Dr. Gary W. Neal and AndroSolutions, Inc. (“ASI”) in the U.S. and internationally that are complementary to the Company’s patents and applications directed to the treatment of FSD.

     The Company’s license and assignment agreements for the patents and patent applications identified above are royalty bearing and do not expire until the licensed and assigned patents expire. These license and assignment agreements generally provide that the Company assume responsibility for the maintenance and prosecution of the patents and patent applications and may bring infringement actions.

     In addition to the Voss, Kock, Neal and Place patents and applications identified above, the Company has numerous issued and pending U.S. patents, as well as foreign patents pending and granted. Many of these patents and applications further address the prevention, treatment and diagnosis of ED, while others are directed to prevention and/or treatment of other types of sexual dysfunction, including PE and FSD. One of the Company’s issued patents covers the Company’s ACTIS venous flow control device.

     The Company’s success will depend in large part on the strength of its current and future patent position for the treatment of ED, PE and FSD. The Company’s patent position, like that of other pharmaceutical companies, is highly uncertain and involves complex legal and factual questions. The claims of a U.S. or foreign patent application may be denied or significantly narrowed, and patents that ultimately issue may not provide sufficient commercial protection to the Company. The Company could incur substantial costs in proceedings before the U.S. Patent and Trademark Office, including interference proceedings. These proceedings could also result in adverse decisions as to the priority of the Company’s licensed or assigned inventions. There can be no assurance that the Company’s patents will not be successfully challenged or designed around by others.

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

     In addition to its patent portfolio, the Company also relies on trade secrets and other unpatented proprietary technology. No assurance can be given that the Company can meaningfully protect its rights in such unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products and processes or otherwise gain access to the Company’s proprietary technology. The Company seeks to protect its trade secrets and proprietary know-how, in part through confidentiality agreements with employees and consultants. There can be no assurance that the agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company’s trade secrets will not otherwise become known or be independently developed by competitors. In addition, protracted and costly litigation may be necessary to enforce and determine the scope and validity of the Company’s proprietary rights.

DEPENDENCE ON SINGLE SOURCE OF SUPPLY

     The Company relies on a single injection molding company, Porex Medical Products, Inc. (“Porex”) (formerly The Kipp Group), for its supply of plastic applicator components. In turn, Porex obtains its supply of resin, a key ingredient of the applicator, from a single source, Huntsman Corporation. The Company also relies on a single source, E-Beam Services, Inc. (“E-Beam”), for sterilization of its product. There can be no assurance that the Company will be able to identify and qualify additional sources of plastic components or an additional sterilization facility. The Company is required to receive FDA approval for suppliers. The FDA may require additional clinical trials or other studies prior to accepting a new supplier. Until the Company secures and qualifies additional sources of plastic components or an additional sterilization facility, it is entirely dependent upon Porex and E-Beam. If interruptions in these supplies or services were to occur for any reason, including a decision by Porex and/or E-Beam to discontinue manufacturing or services, political unrest, labor disputes or a failure of Porex and/or E-Beam to follow regulatory guidelines, the development and commercial marketing of MUSE and other potential products could be delayed or prevented. An extended interruption in sterilization services or the Company’s supply of plastic components would have a material adverse effect on the Company’s business, financial condition and results of operations.

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

HISTORY OF LOSSES

     The Company has generated a cumulative net loss of $90.2 million for the period from its inception through September 30, 2001 and anticipates losses for the next several quarters due to increased investment in its R&D programs and limited revenues. The Company is subject to a number of risks including its ability to develop and successfully commercialize products in its R&D pipeline, its ability to market, distribute and sell its products in the U.S., its reliance on others to market and distribute MUSE internationally, intense competition, and its reliance on a single therapeutic approach to ED. There can be no assurance that the Company will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of the Company’s future success.

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

     Failure to maintain satisfactory compliance with Current Good Manufacturing Practices (“cGMP”) would have a material adverse effect on the Company’s ability to continue to market and distribute its products and, in the most serious cases, could result in the issuance of warning letters, seizure or recall of products, civil fines or closure of the Company’s manufacturing facility until such cGMP compliance is achieved.

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

POTENTIAL VOLATILITY OF STOCK PRICE

     The stock market has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market price of the Company’s common stock has been highly volatile and is likely to continue to be so. Factors such as the Company’s ability to increase demand for its products in the U.S., the Company’s ability to successfully sell its products in the U.S. and internationally, variations in the Company’s financial results and its ability to obtain needed financing, announcements of technological innovations or new products by the Company or its competition, comments by security analysts, adverse regulatory actions or decisions, any loss of key management, the results of the Company’s clinical trials or those of its competition, changing governmental regulations, patents or other proprietary rights, product or patent litigation or public concern as to the safety of products developed by the Company may have a significant effect on the market price of the Company’s common stock.

ANTI-TAKEOVER EFFECT OF PREFERRED SHARES RIGHTS PLAN AND CERTAIN CHARTER AND BYLAW PROVISIONS

     In February 1996, the Company’s Board of Directors authorized its re-incorporation in the State of Delaware (the “re-incorporation”) and adopted a Preferred Shares Rights Plan. The Company’s re-incorporation was approved by its stockholders and became effective in May 1996. The Preferred Shares Rights Plan provides for a dividend distribution of one Preferred Shares Purchase

Right (a “Right”) on each outstanding share of the Company’s common stock. The Rights will become exercisable following the tenth day after a person or group announces acquisition of 20 percent or more of the Company’s common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of 20 percent or more of the Company’s common stock. The Company will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of 20 percent or more of the Company’s common stock.

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

     On November 3, 1999, the Company filed a demand for arbitration against Janssen Pharmaceutica International (“Janssen”) with the American Arbitration Association pursuant to the terms of the Distribution Agreement entered into on January 22, 1997. The Company seeks compensation for inventory manufactured in 1998 in reliance on contractual forecasts and orders submitted by Janssen. The Company also seeks compensation for forecasts and order shortfalls attributed to Janssen in 1998, pursuant to the terms of the Distribution Agreement. The Company amended its arbitration demand in August 2000 to include claims for lost profits due to Janssen’s failure to use the requisite diligence and reasonable efforts to gain regulatory approval for and launch MUSE in each country of the Territory. This amendment also includes claims based on Janssen’s development of a competing product intended for use in the treatment of male ED, in violation of the Distribution Agreement. The Company’s amended demand seeks an award of $7.9 million plus costs and interest. On October 20, 2000, Janssen submitted its response to the Company’s amended arbitration demand denying liability on all claims, and asserting counterclaims against the Company for $1.8 million based on the Company’s alleged improper calculation of its cost of goods charged to Janssen pursuant to the Distribution Agreement. On November 20, 2000, the Company filed its response to the counterclaims, denying all liability. The Company believes that Janssen’s counterclaims are without merit and intends to defend against them vigorously. Administration of the arbitration has been transferred to JAMS and a three-member arbitration panel has been selected. The parties are currently in the process of conducting discovery. The arbitration hearing in this matter has been re-scheduled to occur in March 2002.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS (IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

EXHIBIT
NUMBER	DESCRIPTION

3.2(7)	Amended and Restated Certificate of Incorporation of the Company

3.3(4)	Bylaws of the Registrant, as amended

3.4(8)	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock

4.1(7)	Specimen Common Stock Certificate of the Registrant

4.2(7)	Registration Rights, as amended

4.4(1)	Form of Preferred Stock Purchase Warrant issued by the Registrant to Invemed Associates, Inc., Frazier Investment Securities, L.P., and Cristina H. Kepner

4.5(8)	Second Amended and Restated Preferred Shares Rights Agreement, dated as of April 15, 1997 by and between the Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(1)+	Assignment Agreement by and between Alza Corporation and the Registrant dated December 31, 1993

10.2(1)+	Memorandum of Understanding by and between Ortho Pharmaceutical Corporation and the Registrant dated February 25, 1992

10.3(1)+	Assignment Agreement by and between Ortho Pharmaceutical Corporation and the Registrant dated June 9, 1992

10.4(1)+	License Agreement by and between Gene A. Voss, MD, Allen C. Eichler, MD, and the Registrant dated December 28, 1992

10.5A(1)+	License Agreement by and between Ortho Pharmaceutical Corporation and Kjell Holmquist AB dated June 23, 1989

10.5B(1)+	Amendment by and between Kjell Holmquist AB and the Registrant dated July 3, 1992

10.5C(1)	Amendment by and between Kjell Holmquist AB and the Registrant dated April 22, 1992

10.5D(1)+	Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992

10.6A(1)+	License Agreement by and between Amsu, Ltd., and Ortho Pharmaceutical Corporation dated June 23, 1989

10.6B(1)+	Amendment by and between Amsu, Ltd., and the Registrant dated July 3, 1992

10.6C(1)	Amendment by and between Amsu, Ltd., and the Registrant dated April 22, 1992

10.6D(1)+	Stock Purchase Agreement by and between Amsu, Ltd., and the Registrant dated July 10, 1992

10.11(4)	Form of Indemnification Agreements by and among the Registrant and the Directors and Officers of the Registrant

10.12(2)	1991 Incentive Stock Plan and Form of Agreement, as amended

EXHIBIT
NUMBER	DESCRIPTION

10.13(1)	1994 Director Option Plan and Form of Agreement

10.14(1)	Form of 1994 Employee Stock Purchase Plan and Form of Subscription Agreement

10.17(1)	Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay

10.21(3)+	Distribution Services Agreement between the Registrant and Synergy Logistics, Inc. (a wholly-owned subsidiary of Cardinal Health, Inc.)+ dated February 9, 1996

10.22(3)+	Manufacturing Agreement between the Registrant and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995

10.22A(11)+	Amendment One, dated as of December 11, 1997, to the Manufacturing Agreement by and between VIVUS and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995

10.23(6)+	Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996

10.24(5)+	Distribution Agreement made as of May 29, 1996 between the Registrant and ASTRAZ AB

10.24A(14)+	Amended Distribution Agreement dated December 22, 1999 between AstraZeneca and the Registrant

10.27(11)+	Distribution Agreement made as of January 22, 1997 between the Registrant and Janssen Pharmaceutica International, a division of Cilag AG International

10.27A(11)+	Amended and Restated Addendum 1091, dated as of October 29, 1997, between VIVUS International Limited and Janssen Pharmaceutica International

10.28(7)	Lease Agreement made as of January 1, 1997 between the Registrant and Airport Associates

10.29(7)	Lease Amendment No. 1 as of February 15, 1997 between Registrant and Airport Associates

10.29A(10)	Lease Amendment No. 2 dated July 24, 1997 by and between the Registrant and Airport Associates

10.29B(10)	Lease Amendment No. 3 dated July 24, 1997 by and between the Registrant and Airport Associates

10.31(9)+	Manufacture and Supply Agreement between Registrant and Spolana Chemical Works, A.S. dated May 30, 1997

10.32A(11)	Agreement between ADP Marshall, Inc. and the Registrant dated December 19, 1997

10.32B(11)	General Conditions of the Contract for Construction

10.32C(11)	Addendum to General Conditions of the Contract for Construction

10.34(12)+	Agreement dated as of June 30, 1998 between Registrant and Alza Corporation

10.35(12)+	Sales Force Transition Agreement dated July 6, 1998 between Registrant and Alza Corporation

10.36(13)	Form of, “Change of Control Agreements,” dated July 8, 1998 by and between the Registrant and certain Executive Officers of the Company.

10.30A(13)	Amendment of lease agreement made as of October 19, 1998 by and between Registrant and 605 East Fairchild Associates, L.P.

10.37(13)	Sublease agreement made as of November 17, 1998 between Caliper Technologies, Inc. and Registrant

10.22B(13)+	Amendment Two, dated as of December 18, 1998 by and between VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works Co.

10.31A(13)+	Amendment One, dated as of December 12, 1998 by and between VIVUS, Inc. and Spolana Chemical Works, A.S.

10.38(14)+	License Agreement by and between ASIVI, LLC, AndroSolutions, Inc., and the Registrant dated February 29, 2000

10.38A(14)+	Operating Agreement of ASIVI, LLC, between AndroSolutions, Inc. and the Registrant dated February 29, 2000

10.39(14)	Sublease agreement between KVO Public Relations, Inc. and the Registrant dated December 21, 1999

10.40(15)+	License and Supply Agreement made as of May 23, 2000 between the Registrant and Abbott Laboratories, Inc.

10.41(16)+	License and Supply Agreement made as of November 20, 2000 between the Registrant and Paladin Labs, Inc.

10.42(16)+	Development, License and Supply Agreement made as of January 22, 2001 between the Registrant and TANABE SEIYAKU CO., LTD.

EXHIBIT
NUMBER	DESCRIPTION

10.43(17)++	Settlement and Modification Agreement made as of July 12, 2001 between ASIVI, LLC, AndroSolutions, Inc. Gary W. Neal and the Registrant.

+	Confidential treatment granted.

++	Confidential treatment requested.

(1)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Registration Statement on Form S-1 No. 33-75698, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form S-1 No. 33-90390, as amended.

(3)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, as amended.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Form 8-B filed with the Commission on June 24, 1996.

(5)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K/A filed with the Commission on June 21, 1996.

(6)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(7)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(8)	Incorporated by reference to exhibit 99.1 filed with Registrant’s Amendment Number 2 to the Registration Statement of Form 8-A (File No. 0-23490) filed with the Commission on April 23, 1997.

(9)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(10)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(11)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(12)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(13)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(14)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(16)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(17)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(b) REPORTS ON FORM 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001	VIVUS, Inc.

/s/ RICHARD WALLISER Richard Walliser Vice President and Chief Financial Officer

/s/ LELAND F. WILSON Leland F. Wilson President and Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS*

EXHIBIT	DESCRIPTION

     None

*	Exhibits incorporated by reference are set forth in the exhibit listing included in Item 6 of the Quarterly Report on Form 10-Q.