Form 10-Q
period 2002-03-31
VIVUS INC
filed 2002-05-03
CIK 881524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     At March 31, 2002, 32,862,277 shares of common stock were outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

ASSETS

	MARCH 31,	DECEMBER 31,
	2002	2001

	(UNAUDITED)
Current assets:
Cash and cash equivalents	$9,402	$11,545
Available-for-sale securities	8,354	7,835
Accounts receivable, net	2,898	2,314
Inventories, net	2,280	3,100
Prepaid expenses and other assets	990	780

Total current assets	23,924	25,574
Property and equipment, net	11,868	12,378
Restricted cash	3,324	3,324
Available-for-sale securities, non-current	17,791	17,298

Total assets	$56,907	$58,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$915	$1,241
Accrued and other liabilities	9,588	9,435

Total current liabilities	10,503	10,676
Accrued and other long-term liabilities	3,923	3,923

Total liabilities	14,426	14,599

Stockholders’ equity:
Common stock; $.001 par value; shares authorized 200,000; shares outstanding — March 31, 2002, 32,862; December 31, 2001, 32,693	33	33
Paid in capital	134,539	133,988
Accumulated other comprehensive income	134	322
Accumulated deficit	(92,225)	(90,368)

Total stockholders’ equity	42,481	43,975

Total liabilities and stockholders’ equity	$56,907	$58,574

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	THREE MONTHS ENDED

	MARCH 31,	MARCH 31,
	2002	2001

	(UNAUDITED)	(UNAUDITED)
Revenue
US product	$6,595	$5,237
International product	625	1,418
Returns provision	(837)	(296)

Total revenue	6,383	6,359
Cost of goods sold	3,354	3,633

Gross profit	3,029	2,726

Operating expenses:
Research and development	2,773	6,004
Selling, general and administrative	2,688	2,237

Total operating expenses	5,461	8,241

Loss from operations	(2,432)	(5,515)
Interest and other income	307	631

Loss before benefit for income taxes	(2,125)	(4,884)
Benefit for income taxes	268	—

Net loss	$(1,857)	$(4,884)

Net loss per share:
Basic	$(0.06)	$(0.15)
Diluted	$(0.06)	$(0.15)
Shares used in per share computation:
Basic	32,781	32,472
Diluted	32,781	32,472

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	THREE MONTHS ENDED

	MARCH 31,	MARCH 31,
	2002	2001

	(UNAUDITED)	(UNAUDITED)

Net loss	$(1,857)	$(4,884)
Other comprehensive loss:
Unrealized loss gain on securities	(188)	4

Comprehensive loss	$(2,045)	$(4,880)

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED
	MARCH 31,

	2002	2001

	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,857)	$(4,884)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	571	564
Stock compensation costs	23	—
Changes in assets and liabilities:
Accounts receivable	(584)	(334)
Inventories	820	620
Prepaid expenses and other assets	(210)	327
Accounts payable	(326)	(692)
Accrued and other liabilities	153	(864)

Net cash used for operating activities	(1,410)	(5,263)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(61)	(162)
Investment purchases	(3,915)	(12,109)
Proceeds from sale/maturity of securities	2,715	9,071

Net cash used for investing activities	(1,261)	(3,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	528	56

Net cash provided by financing activities	528	56

NET DECREASE IN CASH	(2,143)	(8,407)
CASH:
Beginning of period	11,545	29,236

End of period	$9,402	$20,829

NON-CASH INVESTING ACTIVITIES:
Unrealized loss gain on securities	$(188)	$4
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Income taxes paid	$32	$5

VIVUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2. INVENTORIES

     Inventories are recorded net of reserves of $7.5 million as of both March 31, 2002 and December 31, 2001 and consist of:

	MARCH 31, 2002	DECEMBER 31, 2001

	(000's)

Raw materials	$1,153	$1,845
Work in process	121	44
Finished goods	1,006	1,211

Inventory, net	$2,280	$3,100

3. ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities as of March 31, 2002 and December 31, 2001 consist of:

	MARCH 31, 2002	DECEMBER 31, 2001

	(000's)

Restructuring	$3,923	$3,923
Product returns	2,121	1,523
Income taxes	1,654	1,952
Research and clinical expenses	1,080	1,118
Royalties	565	473
Unearned revenue	2,192	2,151
Employee compensation and benefits	1,230	1,485
Other	746	733

	13,511	13,358
Amount classified as short-term	(9,588)	(9,435)

Amount classified as long-term	$3,923	$3,923

4. RESTRUCTURING RESERVE

     During 1998, VIVUS, Inc. experienced a significant decline in market demand for MUSE® due to the market launch of sildenafil, the first oral treatment for erectile dysfunction. During the second and third quarters of 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. (See Notes 1 and 6 to the Consolidated Financial Statements for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K.) The restructuring reserve balance at March 31, 2002 was $3.9 million, remaining the same as at December 31, 2001.

	INVENTORY	PROPERTY
	AND RELATED	AND RELATED
	COMMITMENTS	COMMITMENTS	TOTAL

		(000’s)

Balance at December 31, 2001	$902	$3,021	$3,923
Activity in first quarter 2002	—	—	—

Balance at March 31, 2002	$902	$3,021	$3,923

     The Company expects that during the next nine months it will make cash payments of approximately $100 thousand against the restructuring reserve, with the remaining $3.8 million in cash payments to occur in periods beyond 2002.

5. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

     During the first three months of 2002 and 2001, sales to significant customers as a percentage of total revenues were as follows:

	2002	2001

Customer A	33%	14%
Customer B	20%	23%
Customer C	16%	10%
Customer D	13%	15%
Customer E	7%	23%

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

OVERVIEW

     VIVUS, Inc. (“VIVUS,” also referred to herein as “we,” “us,” and “our”) is a pharmaceutical company developing innovative products to improve quality of life disorders in men and women, with a focus on sexual dysfunction. We developed and market in the United States (“U.S.”) MUSE® (alprostadil) and ACTIS®, two innovations in the treatment of erectile dysfunction (“ED”), and have entered into a license and supply agreement with Abbott Laboratories (“Abbott”) (NYSE:ABT) for the international marketing and distribution of our male transurethral ED products. In Canada, VIVUS has entered into a license and supply agreement with Paladin Labs, Inc. (“Paladin”) (TSE:PLB) by which Paladin markets and distributes MUSE. We have ongoing research and development (“R&D”) programs in male ED, female sexual dysfunction (“FSD”), and premature ejaculation (“PE”).

     In recent years we have invested in a number of R&D projects. The current status of certain R&D projects is depicted in the chart below.

Indication	Product Candidate	Progress

Erectile Dysfunction	ALIBRA TA-1790 (oral) TA-1790 (transurethral)	Regulatory Review Phase I Efficacy Pre-clinical
Female Sexual Dysfunction	ALISTA (topical PGE1) TA-1790	Phase II/III Pre-clinical
Premature Ejaculation	VI-0134	Phase I

     We anticipate that our R&D expenses will continue to increase as we focus our efforts on clinical development of our current R&D pipeline, targeted acquisitions of new technologies and the development of patentable uses of known pharmacologic agents for which significant safety data already exists.

     Recent progress and current plans in our R&D projects include:

•	ALISTA™- A proprietary formulation of alprostadil applied locally to the female genitalia to treat female sexual arousal disorder (“FSAD”).

—	Our first Phase II clinical study, which was an in-clinic, multi-center trial designed to evaluate the safety of and response to ALISTA in subjects with FSAD, was completed. The study demonstrated a significant increase versus placebo and baseline in sexual response associated with visual sexual stimulation in women with FSAD. ALISTA was associated with a rapid and sustained improvement in sexual response.

—	An expanded Phase II/III study, designed to evaluate the efficacy and safety of ALISTA when used by women with FSAD at home with their partner, began in the first quarter of 2002. After evaluating preliminary data from this study, our plans are to initiate a second Phase III at home study.

•	TA-1790 - A relatively fast-acting, highly selective, potent phosphodiesterase type 5 (PDE5) inhibitor for the oral and local treatments of ED and FSD.

—	We successfully filed an Investigational New Drug (“IND”) application with the U.S. Food & Drug Administration (“FDA”) in December 2001 to initiate a clinical study to evaluate the safety of and erectile response to oral TA-1790 in men with ED. This trial began in the first quarter of 2002.

—	We began pre-clinical development work on the local administration of TA-1790, alone and in combination with alprostadil, for the treatment of ED. Our goal for the local administration of TA-1790 is to provide an effective therapy for patients who do not have success with oral treatments.

•	VI-0134 - An on demand, oral treatment for PE.

—	During the fourth quarter of 2001, we initiated a clinical trial to evaluate the pharmacokinetics (blood levels in relation to time) with our new oral formulation of VI-0134.

     We continue to place significant emphasis on securing global intellectual property rights and are aggressively pursuing new patents to expand upon our strong foundation for commercializing products in development. In the U.S., patents and patent applications licensed to and developed by VIVUS currently include 22 in ED, 14 in FSD and 7 in PE.

FISCAL 2002 HIGHLIGHTS

FIRST QUARTER

     The Company reported a net loss of $1.9 million, for a $0.06 net loss per share. Spending for R&D and lower international product revenue contributed to the loss.

     We began our expanded Phase II/III study, which is a trial designed to evaluate the efficacy and safety of ALISTA when used by women with FSAD at home with their partner.

     After successfully filing an IND with the FDA in December 2001, we began a clinical study to evaluate the safety of and erectile response to oral TA-1790 in men with ED.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 2002 and 2001

     U.S. net product revenue for the quarter ended March 31, 2002 was $5.8 million compared to $4.9 million for the quarter ended March 31, 2001. For the first quarter of 2002, net unit sales were the highest of any three-month period since mid-1998.

      We sell our product primarily through the wholesale channel, which in turn supports the following three sectors:

(a) U.S. government healthcare agencies

(b) Private healthcare organizations

(c) General retail pharmacies.

      We believe the increase in net units sold during the first quarter of 2002 is a result of highly focused marketing programs that were implemented during the first six months of 2001. These marketing programs target urology markets as well as several practitioner markets. We have also implemented a focused product support program that has been presented to and supported by more than 100 VA hospitals across the U.S. We believe MUSE is being rediscovered by physicians as an effective therapy for patients who failed oral PDE5 inhibitor therapy and, in fact, is gaining greater acceptance as a first line therapy in patients with severe ED.

     Product return data through the first quarter of 2002 indicated an increase to the returns provision was warranted. Approximately $403 thousand of the $837 thousand recorded for the returns provision in the first quarter of 2002 reflects the required increase to the product returns liability for sales made from January 2000 through December 2001. The charge for actual and anticipated returns has been increased to seven percent of U.S. gross sales as of January 2002.

     International product revenue was $625 thousand for the first quarter of 2002, a decrease of $793 thousand over the same period last year. Based on projected sales to our international partners, we expect that international revenue will decline further in the remaining quarters of 2002 as compared to the first quarter of 2002.

     Cost of goods sold was $3.4 million for the first quarter of 2002, compared to $3.6 million for the first quarter of 2001. Gross profit margins for the first quarter of 2002 and the first quarter of 2001 were 47% and 43%, respectively. Margins improved due to the revenue/cost mix changing in the first quarter of 2002 with U.S. sales increasing and international sales decreasing.

     Research and development expenses for the first quarter of 2002 were $2.8 million, as compared to $6.0 million for the three months ended March 31, 2001. Payments totaling $5 million for licensing TA-1790 as an oral treatment for male erectile dysfunction were made in the first quarter of 2001. However, we expect that R&D expenses will continue to increase in 2002 as our products progress in development.

     Selling, general and administrative expenses of $2.7 million for the first quarter of 2002 were $451 thousand higher than the same period last year due to increased investment in U.S. sales and marketing efforts and legal expenses relating to the Janssen arbitration hearing that was held in mid-March 2002 and is discussed on page 19 of this document.

     During the first quarter of 2002, we recorded a net tax benefit of $268 thousand based on an updated estimate of our net tax liabilities. During the first quarter of 2001, VIVUS did not record any tax provisions due to the net loss recorded for the quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed operations primarily from the sale of preferred and common stock. Through March 31, 2002, VIVUS raised $155.6 million from financing activities and has an accumulated deficit of $92.2 million.

     Unrestricted cash, cash equivalents and available-for-sale securities totaled $35.5 million at March 31, 2002, a decrease of $1.2 million from December 31, 2001. This decrease is due primarily to development expenses for TA-1790, clinical expenses for ALISTA, and development and clinical expenses for VI-0134.

     We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs throughout the next twelve to eighteen months. However, we anticipate that we will be required to obtain additional financing to fund the development of our R&D pipeline in future periods as well as to support the possible launch of any future products. In particular, other substantial payments will be made in accordance with the agreement for licensing TA-1790. These payments are based on certain development, regulatory and sales milestones. In addition, royalty payments are required to be made by the Company to Tanabe on any future product sales.

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

     We are developing TA-1790 as potential oral and local treatments for male and female sexual dysfunction. In January 2001, we licensed TA-1790, a proprietary phosphodiesterase type 5 (PDE5) inhibitor compound from Tanabe, a Japanese pharmaceutical company. Tanabe completed a Phase I clinical trial evaluating the safety of orally administered TA-1790 for male erectile dysfunction. We are currently conducting additional pre-clinical safety studies as well as an in-clinic efficacy study in patients with erectile dysfunction. Based on the results of these studies, we intend to initiate additional clinical studies that would be required to obtain regulatory approval. However, there are no guarantees that TA-1790 will prove to be safe and effective or receive regulatory approval for any indication. Further, even if we were to receive regulatory approval for a product, there can be no assurance that such a product would prove to be commercially successful or profitable.

     We are developing ALISTA for the potential treatment of female sexual dysfunction. We completed dosing for our first Phase II clinical study for topical ALISTA during the third quarter of 2001. Our current ALISTA clinical trial, which is a multi-center, double-blind, at-home efficacy and safety study, began in the first quarter of 2002. There are no guarantees that ALISTA will prove to be safe and effective or receive regulatory approval for the treatment of female sexual dysfunction or any other indication. Even if ALISTA eventually becomes an approved product, there can be no assurance that this treatment for female sexual dysfunction will be successful in the marketplace.

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

     In December 1999, we submitted a New Drug Application (“NDA”) to the FDA to market ALIBRA®, our second-generation product for the treatment of ED, which we subsequently withdrew in October 2000. We met with the FDA in December 2000 and continue to communicate with the agency to determine what additional data is required to obtain marketing clearance for ALIBRA.

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

     Competition in the pharmaceutical and medical products industries is intense and is characterized by extensive research efforts and rapid technological progress. Certain treatments for erectile dysfunction exist, such as oral medications, needle injection therapy, vacuum constriction devices and penile implants, and the manufacturers of these products will continue to improve these therapies. The most significant competitive therapy is an oral medication marketed by Pfizer under the name Viagra®, which received regulatory approvals in the United States in March 1998 and in the European Union in September 1998. The commercial launch of Viagra in the United States in April 1998 significantly decreased demand for MUSE. Another oral medication under the name Uprima® was approved and launched in Europe by Abbott Laboratories in May 2001.

     Additional competitive products in the erectile dysfunction market include needle injection therapy products from Pharmacia Upjohn and Schwartz Pharma, which were approved by the FDA in July 1995 and June 1997, respectively. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of erectile dysfunction. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources abilities than VIVUS. In addition, many of these companies have significantly greater experience than us in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. Both Lilly ICOS LLC and Bayer AG filed NDAs with the FDA in June and September 2001, respectively, for their oral erectile dysfunction medications. These entities may market commercial products either on their own or through collaborative efforts, such as Bayer AG, which signed a worldwide co-promotion agreement with GlaxoSmithKline plc for its product. Our competitors may develop technologies and products that are more effective than those we are currently marketing or developing. Such developments could render our products less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited experience.

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

     We are the sole assignee of five United States patents deriving from patent applications originally filed by the ALZA Corporation (“ALZA”), covering inventions Dr. Virgil Place made while he was an employee of ALZA. The patents are directed to dosage forms for administering a therapeutic agent to the urethra, methods for treating erectile dysfunction, and specific drug formulations that can be delivered transurethrally for the treatment of erectile dysfunction. With one exception, the patents derive from patent applications that were filed in the United States prior to June 8, 1995, and therefore have a seventeen-year patent term calculated from the date of patent grant. Foreign patents have been granted in Australia, Canada, Europe (including Austria, Belgium, Denmark, France, Germany, Great Britain, Greece, Italy, Luxembourg, the Netherlands, Spain, Sweden and Switzerland), Finland, Ireland, Mexico, New Zealand, Norway, Portugal, South Africa and South Korea, and foreign applications are pending in Canada, Japan and China.

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

     We were involved in an opposition proceeding that was instigated by the Pharmedic Company against a European patent, inventors Nils G. Kock et al., which is exclusively licensed to VIVUS. As a result of the opposition proceeding, the Opposition Division of the EPO confirmed all claims of the patent with the exception of certain pharmaceutical composition claims. In February 2002, we met with the EPO Appeals Board, which ruled that the claims deemed unpatentable by the Opposition Division were indeed unpatentable. We will not be seeking an appeal of their ruling. However, there can be no assurance that further challenges to our European patent will not occur should we try to enforce the patent in the various European courts.

If we require future capital for our future operating plans, we may not be able to secure the requisite additional funding on acceptable terms, if at all.

     Capital resources from operating activities are expected to decline over the next several quarters as the result of increased spending for research and development projects, including clinical trials. We expect that our existing capital resources combined with future cash flows will be sufficient to support operating needs throughout the next twelve to eighteen months. Financing in future periods will most likely be required to fund development of our research and development pipeline and the possible launch of any future products. Our future capital requirements will depend upon numerous factors, including: (i) the progress of our research and development programs; (ii) the scope, timing and results of pre-clinical testing and clinical trials; (iii) the results of operations; (iv) the cost, timing and outcome of regulatory reviews; (v) the rate of technological advances; (vi) ongoing determinations of the potential commercial success of our products under development; (vii) the level of resources devoted to sales and marketing capabilities; and (viii) the activities of competitors.

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

     We are required to initially receive regulatory approval for suppliers and we obtained our current supply of alprostadil from two approved sources. The first is Spolana Chemical Works a.s. in Neratovice, Czech Republic (“Spolana”). The second is CHINOIN Pharmaceutical and Chemical Works Co., Ltd. (“Chinoin”). Chinoin is the Hungarian subsidiary of the French pharmaceutical company Sanofi Synthelabo. From July 2000 until March 2002, Spolana was the sole source of supply of alprostadil approved for use in the manufacture of product for distribution in Europe, of which we had a limited supply. Certain restrictions were put in place by the European regulatory authorities that required a variation to be approved before VIVUS could use the Chinoin alprostadil supply for European manufacture. After transferring marketing licenses in Europe to Abbott, Abbott filed a variation on September 26, 2001. The variation was approved in March 2002 and allows us to use a portion of our Chinoin supply of alprostadil for European manufacture. We are currently in the process of investigating additional sources for our future alprostadil supplies. However, there can be no assurance that we will be able to identify and qualify additional suppliers of alprostadil in a timely manner, if at all.

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

We have an accumulated deficit of $92.2 million at March 31, 2002 and expect to continue to incur substantial operating losses for the foreseeable future.

     We have generated a cumulative net loss of $92.2 million for the period from our inception through March 31, 2002 and we anticipate losses for the next several quarters due to increased investment in our research and development programs and limited revenues. We are subject to a number of risks, including our ability to develop and successfully commercialize products in our research and development pipeline, our ability to market, distribute and sell our products in the United States, our reliance on others to market and distribute MUSE in countries other than the United States, intense competition, and our reliance on a single therapeutic approach to erectile dysfunction. There can be no assurance that we will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of our future success.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 3, 1999, the Company filed a demand for arbitration against Janssen Pharmaceutica International (“Janssen”) with the American Arbitration Association pursuant to the terms of the Distribution Agreement entered into on January 22, 1997. The Company seeks compensation for inventory manufactured in 1998 in reliance on contractual forecasts and orders submitted by Janssen. The Company also seeks compensation for forecasts and order shortfalls attributed to Janssen in 1998, pursuant to the terms of the Distribution Agreement. The Company amended its arbitration demand in August 2000 to include claims for lost profits due to Janssen’s failure to use the requisite diligence and reasonable efforts to gain regulatory approval for and launch MUSE in each country of the Territory. The Company’s amended demand seeks an award of $7.6 million plus costs and interest. On October 20, 2000, Janssen submitted its response to the Company’s amended arbitration demand denying liability on all claims, and asserting counterclaims against the Company for $1.8 million based on the Company’s alleged improper calculation of its cost of goods charged to Janssen pursuant to the Distribution Agreement. On November 20, 2000, the Company filed its response to the counterclaims, denying all liability. Janssen’s counterclaims have been submitted to an independent auditor for resolution by a binding audit. Administration of the arbitration of the remaining claims was subsequently transferred to JAMS and following discovery, a full hearing on the merits was conducted before a three-member arbitration panel in Chicago on March 18 — 20, 2002. Post-hearing briefing is scheduled to be completed by May 17, 2002, and a decision on the merits is expected shortly thereafter.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS (IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

EXHIBIT
NUMBER	DESCRIPTION

3.2(7)	Amended and Restated Certificate of Incorporation of the Company
3.3(4)	Bylaws of the Registrant, as amended
3.4(8)	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock
4.1(7)	Specimen Common Stock Certificate of the Registrant
4.2(7)	Registration Rights, as amended
4.4(1)	Form of Preferred Stock Purchase Warrant issued by the Registrant to Invemed Associates, Inc., Frazier Investment Securities, L.P., and Cristina H. Kepner
4.5(8)	Second Amended and Restated Preferred Shares Rights Agreement, dated as of April 15, 1997 by and between the Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively
10.1(1)+	Assignment Agreement by and between ALZA Corporation and the Registrant dated December 31, 1993
10.2(1)+	Memorandum of Understanding by and between Ortho Pharmaceutical Corporation and the Registrant dated February 25, 1992
10.3(1)+	Assignment Agreement by and between Ortho Pharmaceutical Corporation and the Registrant dated June 9, 1992
10.4(1)+	License Agreement by and between Gene A. Voss, MD, Allen C. Eichler, MD, and the Registrant dated December 28, 1992
10.5A(1)+	License Agreement by and between Ortho Pharmaceutical Corporation and Kjell Holmquist AB dated June 23, 1989
10.5B(1)+	Amendment by and between Kjell Holmquist AB and the Registrant dated July 3, 1992
10.5C(1)	Amendment by and between Kjell Holmquist AB and the Registrant dated April 22, 1992
10.5D(1)+	Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992
10.6A(1)+	License Agreement by and between Amsu, Ltd., and Ortho Pharmaceutical Corporation dated June 23, 1989
10.6B(1)+	Amendment by and between Amsu, Ltd., and the Registrant dated July 3, 1992
10.6C(1)	Amendment by and between Amsu, Ltd., and the Registrant dated April 22, 1992
10.6D(1)+	Stock Purchase Agreement by and between Amsu, Ltd., and the Registrant dated July 10, 1992

EXHIBIT
NUMBER	DESCRIPTION

10.11(4)	Form of Indemnification Agreements by and among the Registrant and the Directors and Officers of the Registrant
10.12(2)	1991 Incentive Stock Plan and Form of Agreement, as amended
10.13(1)	1994 Director Option Plan and Form of Agreement
10.14(1)	Form of 1994 Employee Stock Purchase Plan and Form of Subscription Agreement
10.17(1)	Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay
10.21(3)+	Distribution Services Agreement between the Registrant and Synergy Logistics, Inc. (a wholly-owned subsidiary of Cardinal Health, Inc.)+ dated February 9, 1996
10.22(3)+	Manufacturing Agreement between the Registrant and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995
10.22A(11)+	Amendment One, dated as of December 11, 1997, to the Manufacturing Agreement by and between VIVUS and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995
10.23(6)+	Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996
10.24(5)+	Distribution Agreement made as of May 29, 1996 between the Registrant and ASTRAZ AB
10.24A(14)+	Amended Distribution Agreement dated December 22, 1999 between AstraZeneca and the Registrant
10.27(11)+	Distribution Agreement made as of January 22, 1997 between the Registrant and Janssen Pharmaceutica International, a division of Cilag AG International
10.27A(11)+	Amended and Restated Addendum 1091, dated as of October 29, 1997, between VIVUS International Limited and Janssen Pharmaceutica International
10.28(7)	Lease Agreement made as of January 1, 1997 between the Registrant and Airport Associates
10.29(7)	Lease Amendment No. 1 as of February 15, 1997 between Registrant and Airport Associates
10.29A(10)	Lease Amendment No. 2 dated July 24, 1997 by and between the Registrant and Airport Associates
10.29B(10)	Lease Amendment No. 3 dated July 24, 1997 by and between the Registrant and Airport Associates
10.31(9)+	Manufacture and Supply Agreement between Registrant and Spolana Chemical Works, A.S. dated May 30, 1997
10.32A(11)	Agreement between ADP Marshall, Inc. and the Registrant dated December 19, 1997
10.32B(11)	General Conditions of the Contract for Construction
10.32C(11)	Addendum to General Conditions of the Contract for Construction
10.34(12)+	Agreement dated as of June 30, 1998 between Registrant and ALZA Corporation
10.35(12)+	Sales Force Transition Agreement dated July 6, 1998 between Registrant and ALZA Corporation
10.36(13)	Form of, “Change of Control Agreements,” dated July 8, 1998 by and between the Registrant and certain Executive Officers of the Company.
10.30A(13)	Amendment of lease agreement made as of October 19, 1998 by and between Registrant and 605 East Fairchild Associates, L.P.
10.37(13)	Sublease agreement made as of November 17, 1998 between Caliper Technologies, Inc. and Registrant
10.22B(13)+	Amendment Two, dated as of December 18, 1998 by and between VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works Co.
10.31A(13)+	Amendment One, dated as of December 12, 1998 by and between VIVUS, Inc. and Spolana Chemical Works, A.S.
10.38(14)+	License Agreement by and between ASIVI, LLC, AndroSolutions, Inc., and the Registrant dated February 29, 2000
10.38A(14)+	Operating Agreement of ASIVI, LLC, between AndroSolutions, Inc. and the Registrant dated February 29, 2000
10.39(14)	Sublease agreement between KVO Public Relations, Inc. and the Registrant dated December 21, 1999
10.40(15)+	License and Supply Agreement made as of May 23, 2000 between the Registrant and Abbott Laboratories, Inc.
10.41(16)+	License and Supply Agreement made as of November 20, 2000 between the Registrant and Paladin Labs, Inc.

EXHIBIT
NUMBER	DESCRIPTION

10.42(16)+	Development, License and Supply Agreement made as of January 22, 2001 between the Registrant and TANABE SEIYAKU CO., LTD.
10.43(17)+	Settlement and Modification Agreement made as of July 12, 2001 between ASIVI, LLC, AndroSolutions, Inc. Gary W. Neal and the Registrant.
10.44(18)	2001 Stock Option Plan and Form of Agreement.

+	Confidential treatment granted.

(1)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Registration Statement on Form S-1 No. 33-75698, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form S-1 No. 33-90390, as amended.

(3)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, as amended.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Form 8-B filed with the Commission on June 24, 1996.

(5)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K/A filed with the Commission on June 21, 1996.

(6)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(7)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(8)	Incorporated by reference to exhibit 99.1 filed with Registrant’s Amendment Number 2 to the Registration Statement of Form 8-A (File No. 0-23490) filed with the Commission on April 23, 1997.

(9)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(10)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(11)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(12)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(13)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(14)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(16)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(17)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(18)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 15, 2001.

     (b)  REPORTS ON FORM 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2002	VIVUS, Inc.

/s/ RICHARD WALLISER Richard Walliser Vice President and Chief Financial Officer

/s/ LELAND F. WILSON Leland F. Wilson President and Chief Executive Officer

VIVUS, INC.
INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

None