Form 10-Q
period 2002-06-30
VIVUS INC
filed 2002-08-09
CIK 881524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

COMMISSION FILE NUMBER: 0–23490

VIVUS, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	94–3136179 (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

1172 CASTRO STREET MOUNTAIN VIEW, CA (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	94040 (ZIP CODE)

(650) 934–5200
(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

N/A
(FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     At August 2, 2002, 32,949,757 shares of common stock were outstanding.

Exhibit Index on Page 20

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

ASSETS

	JUNE 30,	DECEMBER 31,
	2002	2001*

	(UNAUDITED)
Current assets:
Cash and cash equivalents	$5,526	$11,545
Available–for–sale securities	9,536	7,835
Accounts receivable, net	638	2,314
Inventories, net	2,778	3,100
Prepaid expenses and other assets	1,443	780

Total current assets	19,921	25,574
Property and equipment, net	11,309	12,378
Restricted cash	3,324	3,324
Available–for–sale securities, non–current	19,661	17,298

Total assets	$54,215	$58,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,272	$1,241
Accrued and other liabilities	9,365	9,435

Total current liabilities	10,637	10,676
Accrued and other long–term liabilities	3,923	3,923

Total liabilities	14,560	14,599

Stockholders’ equity:
Common stock; $.001 par value; shares authorized 200,000; shares outstanding — June 30, 2002, 32,950; December 31, 2001, 32,693	33	33
Paid in capital	134,818	133,988
Accumulated other comprehensive income	370	322
Accumulated deficit	(95,566)	(90,368)

Total stockholders’ equity	39,655	43,975

Total liabilities and stockholders’ equity	$54,215	$58,574

*  The Condensed Consolidated Balance Sheet at December 31, 2001 has been derived from the Company's audited financial statements at that date.

See accompanying notes to the Condensed Consolidated Financial Statements

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2002	2001	2002	2001

	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Revenue
US product	$4,642	$5,032	$11,237	$10,269
International product	244	1,633	869	3,051
Returns	(339)	(295)	(1,176)	(591)

Total net revenue	4,547	6,370	10,930	12,729
Cost of goods sold	1,550	3,164	4,904	6,797

Gross profit	2,997	3,206	6,026	5,932

Operating expenses:
Research and development	3,980	1,937	6,753	7,941
Selling, general and administrative	2,712	2,712	5,400	4,949

Total operating expenses	6,692	4,649	12,153	12,890

Loss from operations	(3,695)	(1,443)	(6,127)	(6,958)
Interest and other income	354	529	661	1,160

Loss before benefit for income taxes	(3,341)	(914)	(5,466)	(5,798)
Benefit for income taxes	—	—	268	—

Net loss	$(3,341)	$(914)	$(5,198)	$(5,798)

Net loss per share:
Basic	$(0.10)	$(0.03)	$(0.16)	$(0.18)
Diluted	$(0.10)	$(0.03)	$(0.16)	$(0.18)
Shares used in per share computation:
Basic	32,913	32,530	32,847	32,501
Diluted	32,913	32,530	32,847	32,501

See accompanying notes to the Condensed Consolidated Financial Statements

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(In thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2002	2001	2002	2001

	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Net loss	$(3,341)	$(914)	$(5,198)	$(5,798)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	236	(9)	48	(5)

Comprehensive (loss)	$(3,105)	$(923)	$(5,150)	$(5,803)

See accompanying notes to the Condensed Consolidated Financial Statements

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED
	JUNE 30,

	2002	2001

	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(5,198)	$(5,798)
Adjustments to reconcile net (loss) to net cash (used for) operating activities:
Depreciation and amortization	1,138	1,126
Stock compensation costs	52	—
Changes in assets and liabilities:
Accounts receivable, net	1,676	414
Inventories	322	1,038
Prepaid expenses and other assets	(663)	(152)
Accounts payable	31	(624)
Accrued and other liabilities	(70)	(865)

Net cash (used for) operating activities	(2,712)	(4,861)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(69)	(259)
Investment purchases	(8,231)	(16,606)
Proceeds from sale/maturity of securities	4,215	12,556

Net cash (used for) investing activities	(4,085)	(4,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	624	242
Sale of common stock through employee stock purchase plan	154	160

Net cash provided by financing activities	778	402

NET (DECREASE) IN CASH	(6,019)	(8,768)
CASH:
Beginning of period	11,545	29,236

End of period	$5,526	$20,468

NON–CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on securities	$48	$(5)
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Income taxes paid	$—	$113

See accompanying notes to the Condensed Consolidated Financial Statements

VIVUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulations S–X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six–month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2001.

2. INVENTORIES

     Inventories are recorded net of reserves of $7.5 million as of both June 30, 2002 and December 31, 2001 and consist of (in thousands):

	JUNE 30, 2002	DECEMBER 31, 2001

Raw materials	$737	$1,845
Work in process	58	44
Finished goods	1,983	1,211

Inventory, net	$2,778	$3,100

     As noted above, the Company has recorded significant reserves against the carrying value of its inventories. The reserves relate primarily to raw materials inventory that the Company previously estimated would not be used. The Company now estimates that at least some portion of the fully reserved inventory will now be used in production. The Company currently includes in cost of goods sold the standard cost of raw materials inventory. However, the Company expects that it will begin using its fully reserved raw materials inventory in approximately six months. From that point forward, the fully reserved raw materials will be charged to cost of goods sold at a zero basis, which will have a favorable impact on gross profit.

3. ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities as of June 30, 2002 and December 31, 2001 consist of (in thousands):

	JUNE 30, 2002	DECEMBER 31, 2001

Restructuring	$3,315	$3,923
Product returns	2,165	1,523
Income taxes	1,657	1,952
Research and clinical expenses	2,078	1,118
Royalties	398	473
Unearned revenue	2,123	2,151
Employee compensation and benefits	959	1,485
Other	593	733

	13,288	13,358
Amount classified as short–term	(9,973)	(9,435)

Amount classified as long–term	$3,315	$3,923

4. RESTRUCTURING RESERVE

     During 1998, VIVUS, Inc. experienced a significant decline in market demand for MUSE® due to the market launch of sildenafil, the first oral treatment for erectile dysfunction. During the second and third quarters of 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. (See Notes 1 and 6 to the Consolidated Financial Statements for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10–K.) The restructuring reserve balance at June 30, 2002 was $3.3 million, down from $3.9 million at December 31, 2001.

     The activity in the restructuring reserve for the six months ended June 30, 2002 is summarized as follows (in thousands):

	INVENTORY	PROPERTY
	AND RELATED	AND RELATED
	COMMITMENTS	COMMITMENTS	TOTAL

Balance at December 31, 2001	$902	$3,021	$3,923
Activity in first quarter 2002	—	—	—
Activity in second quarter 2002*	(608)	—	(608)

Balance at June 30, 2002	$294	$3,021	$3,315

     * During the second quarter of  2002, the Company paid $100 thousand and reversed $508 thousand of the restructuring reserve related to inventory purchase commitments that were not required based on the outcome of negotiations with a supplier.

     The Company expects that during the next twelve months it will make cash payments of approximately $294 thousand related to the restructuring, with the remaining $3.0 million in cash payments to occur in later periods.

5. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

     During the first six months of 2002 and 2001, sales to significant customers as a percentage of total revenues were as follows:

	2002	2001

Customer A	22%	21%
Customer B	22%	10%
Customer C	19%	15%
Customer D	18%	14%

The Company did not have any suppliers making up more than 10% of operating costs.

6. STOCK OPTION AND PURCHASE PLANS

     The 2001 Stock Option Plan was approved by the stockholders of VIVUS, Inc. at the annual meeting held June 5, 2002.

7. LEGAL MATTERS

     On November 3, 1999, the Company filed a demand for arbitration against Janssen Pharmaceutica International (“Janssen”) with the American Arbitration Association pursuant to the terms of the Distribution Agreement entered into on January 22, 1997. The Company sought compensation for inventory manufactured in 1998 in reliance on contractual forecasts and orders submitted by Janssen. The Company also sought compensation for forecasts and order shortfalls attributed to Janssen in 1998, pursuant to the terms of the Distribution Agreement. The Company amended its arbitration demand in August 2000 to include claims for lost profits due to Janssen’s failure to use the requisite diligence and reasonable efforts to gain regulatory approval for and launch MUSE in China. A full hearing on the merits was conducted before a three–member arbitration panel in Chicago on March 18 – 20, 2002. On July 17, 2002, an Interim Award was issued awarding the Company the purchase price of 332,880 units manufactured for Janssen and lost profits on an additional 421,704 forecasted units. The Panel denied any relief on claims related to diligence in China. The dollar value of the claim will be determined by an audit of VIVUS’ cost of goods sold by an independent accountant. This audit is scheduled to begin in mid– August 2002. Also in its Interim Award, the Panel requested further briefing on whether the Company is entitled to interest and attorney’s fees as the prevailing party.

     This Quarterly Report on Form  10–Q contains forward–looking statements about the potential development and commercialization of pharmaceutical products and reflects management’s current beliefs. However, as with any pharmaceutical product under development, there are significant risks related to the development, regulatory approval and commercialization of new products. The Company’s actual results could differ from those set forth in such forward–looking statements as a result of certain factors, including those set forth in the Risk Factors section starting on page  11 of this document.

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

     In recent years we have invested in a number of R&D projects. The current status of certain R&D projects is depicted in the chart below.

Indication	Product Candidate	Progress

Erectile Dysfunction	ALIBRA TA-1790 (oral) TA–1790 (transurethral)	Regulatory Review Phase I Efficacy Pre–clinical
Female Sexual Dysfunction	ALISTA (topical PGE1) TA–1790	Phase II/III Pre–clinical
Premature Ejaculation	VI–0134	Phase I

     We anticipate that our R&D expenses will continue to increase as we further the development of our current R&D pipeline, target acquisitions of new technologies and pursue the development of patentable uses of known pharmacologic agents for which significant safety data already exists.

     Recent progress and current plans in our R&D projects include:

•	ALISTA™– A proprietary formulation of alprostadil applied locally to the female genitalia to treat female sexual arousal disorder (“FSAD”).

—	Our first Phase II clinical study, which was an in–clinic, multi–center trial designed to evaluate the safety of and response to ALISTA in subjects with FSAD, was completed. The study demonstrated a significant increase versus placebo and baseline in sexual response associated with visual sexual stimulation in women with FSAD. ALISTA was associated with a rapid and sustained improvement in sexual response.

—	An expanded Phase II/III study, designed to evaluate the efficacy and safety of ALISTA when used by women with FSAD at–home with their partner, began in the first quarter of 2002. During the second quarter of 2002, we continued recruitment and the study is progressing well.

•	TA–1790 – A relatively fast–acting, highly selective, potent phosphodiesterase type 5 (PDE5) inhibitor for the oral and local treatments of ED and FSD.

—	We successfully filed an Investigational New Drug (“IND”) application with the U.S. Food & Drug Administration (“FDA”) in December 2001 to initiate a clinical study to evaluate the safety of and erectile response to oral TA–1790 in men with ED. This trial began in the first quarter of 2002. To date, patient enrollment is ongoing and we are on track to conclude the trial by the fourth quarter of 2002.

—	We began pre–clinical development work on the local administration of TA–1790, alone and in combination with alprostadil, for the treatment of ED. Our goal for the local administration of TA–1790 is to provide an effective therapy for patients who do not have success with oral treatments.

•	VI–0134 – An on demand, oral treatment for PE.

—	During the fourth quarter of 2001, we initiated a clinical trial to evaluate the pharmacokinetic (blood levels in relation to time) profile of our new, oral formulation of VI–0134. This study was completed during the second quarter of 2002. In light of the recently issued patent covering the use of PDE inhibitors for the treatment of PE, we are currently evaluating our strategic options for VI–0134 and our PDE5 inhibitor for this indication. We intend to conduct preliminary studies to evaluate the effects of TA–1790 on ejaculatory latency in the second half of 2002 and further development of VI–0134 would be dependent on the outcome of those studies.

     We continue to place significant emphasis on securing global intellectual property rights and we are pursuing new patents to expand upon our foundation for commercializing products in development. In the U.S., patents and patent applications licensed to and developed by VIVUS currently include 22 in ED, 14 in FSD and 7 in PE.

FISCAL 2002 HIGHLIGHTS

FIRST QUARTER

     The Company reported a net loss of $1.9 million, for a $0.06 net loss per share. Spending for R&D and lower international product revenue contributed to the loss.

     We began our expanded Phase II/III study with ALISTA, which is a trial designed to evaluate the safety and efficacy of the product when used by women with FSAD at–home with their partner.

     After successfully filing an IND with the FDA in December 2001, we began a clinical study to evaluate the safety of and erectile response to oral TA-1790 in men with ED.

SECOND QUARTER

     The Company reported a net loss of $3.3 million, for a $0.10 net loss per share. Spending for R&D and lower product revenue contributed to the loss.

      VIVUS was awarded a new patent by the U.S. Patent & Trademark office for the use of phosphodiesterase inhibitors to treat PE.

RESULTS OF OPERATIONS

     Three Months Ended June 30, 2002 and 2001

      U.S. net product revenue for the quarter ended June 30, 2002 was $4.3 million, compared to $4.7 million for the quarter ended June 30, 2001.

      International product revenue was $244 thousand for the second quarter of 2002, a decrease of $1.4 million compared to the same period last year. Based on projected sales to our international partners, we expect that international revenue will decline further in the remaining quarters of 2002.

      Cost of goods sold was $1.6 million for the second quarter of 2002, compared to $3.2 million for the second quarter of 2001. The cost of goods sold for the quarter ended June 30, 2002 was favorably impacted by a $508 thousand reduction against accruals made in 1998 for inventory purchase commitments that were no longer needed based on the outcome of negotiations with a supplier. Adjusting for this item, comparative gross profit margins for the second quarter of 2002 versus the second quarter of 2001 would have been 55% and 50%, respectively. We increased our production of finished goods during the second quarter of 2002, in anticipation of continued growth in revenue as seen in the first quarter of 2002. However, due to lower external demand, sales instead declined. Since manufacturing overheads allocated from cost of sales are capitalized as unit costs of inventory on the balance sheet as of June 30, 2002, the increase in production of inventory led to a significant incremental reduction in cost of goods sold, thus improving the comparative margin for the second quarter of 2002 against the same quarter in 2001.

      Research and development expenses for the second quarter of 2002 were $4.0 million, as compared to $1.9 million for the three months ended June 30, 2001. The increase is due primarily to pre–clinical and clinical expenses for our three current R&D projects: ALISTA, TA–1790 and VI–0134.

      Selling, general and administrative expenses in the second quarter of 2002 of $2.7 million are comparable to the same period last year.

     During the second quarters of  2002 and 2001, we did not record any tax provisions due to the net loss recorded for each of the quarters.

     Six Months Ended June 30, 2002 and 2001

      U.S. net product revenue for the six months ended June 30, 2002 was $10.1 million compared to $9.7 million for the same period last year.

     Product return data through the first quarter of 2002 indicated an increase to the returns provision was warranted. Approximately $403 thousand of the $1.2 million recorded for the returns provision during the first six months of 2002 reflects the required increase to the product returns liability for sales made from January 2000 through December 2001. The charge for actual and anticipated returns has been increased to seven percent (7%) of U.S. gross sales as of January 2002.

     For the six months ended June  30, 2002, international product revenue was $869 thousand, a decrease of $2.2 million compared to the same period last year. Based on forecasts from our international partners, we expect that international revenue will decline further in the second half of 2002 as compared to the first six months of  2002.

     Cost of goods sold was $4.9 million for the six months ended June 30, 2002 as compared to $6.8 million for the six months ended June 30, 2001. Cost of goods sold for the first six months of 2002 was favorably impacted by a $508 thousand reduction against accruals made in 1998 for inventory purchase commitments that were no longer needed based on the outcome of negotiations with a supplier. Adjusting for this item, comparative gross profit margins for the first six months of 2002 versus the first six months of 2001 would have been 50% and 47%, respectively. The net improvement in margins was largely attributable to the increase in sales within the U.S. in the first quarter of 2002, which carried higher margins than international sales. Comparatively, international sales for the six months ended June 30, 2002 decreased against the six months ended June 30, 2001.

     For the six months ended June 30, 2002, R&D expenses were $6.8 million, $1.2 million lower than the same period last year, which included a $5.0 million payment made during the first quarter of 2001 to Tanabe for licensing the proprietary compound TA–1790. If not for this $5.0 million expense, R&D costs in the first half of 2002 would have been $3.9 million higher than the same period last year due to increased expenditures for development of our current pipeline.

     Selling, general and administrative expenses were $5.4 million for the six months ended June 30, 2002, $451 thousand higher than the same period last year due to increased investment in U.S. sales and marketing efforts and legal expenses relating to the Janssen arbitration hearing that was held in mid–March 2002 and is discussed on page 19 of this report.

     In the first quarter of 2002, we recorded a tax benefit of $268 thousand based on an updated estimate of our net tax liabilities. During the first six months of 2001, VIVUS did not record any tax provisions due to the net loss recorded for the period.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed operations primarily from the sale of preferred and common stock. Through June 30, 2002, VIVUS raised $155.9 million from financing activities and has an accumulated deficit of $95.6 million.

     Unrestricted cash, cash equivalents and available–for–sale securities totaled $34.7 million at June 30, 2002, a decrease of $2.0 million from December 31, 2001. This decrease is due primarily to development expenses for TA–1790, clinical expenses for ALISTA, and development and clinical expenses for VI–0134.

     We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs throughout the next twelve to eighteen months. However, we anticipate that we will be required to obtain additional financing to fund the development of our R&D pipeline in future periods as well as to support the possible launch of any future products. In particular, other substantial payments will be made in accordance with our agreement with Tanabe for licensing TA–1790. These payments are based on certain development, regulatory and sales milestones. In addition, royalty payments are required to be made by the Company to Tanabe on any future product sales.

     We expect to evaluate potential financing sources, including, but not limited to, the issuance of additional equity or debt securities, corporate alliances, joint ventures, and licensing agreements to fund the development and possible commercial launch of any future products. The sale of additional equity securities would result in additional dilution to VIVUS’ stockholders. Our working capital and additional funding requirements will depend upon numerous factors, including: (i) the progress of our R&D projects; (ii) the timing and results of pre–clinical testing and clinical trials; (iii) results of operations; (iv) demand for MUSE; (v) technological advances; (vi) the level of resources that we devote to our sales and marketing capabilities; and (vii) the activities of competitors. However, there can be no assurance that funding will be available on favorable terms, if at all, when needed.

     This Quarterly Report on Form 10–Q contains forward–looking statements that involve risks and uncertainties. The Company’s actual results could differ from those set forth in such forward–looking statements as a result of certain factors, including those set forth in the Risk Factors section.

RISK FACTORS

If we are unable to continue to develop, market and obtain regulatory approval for our products, our business would be harmed.

     Our future operating results may be adversely affected if we are unable to continue to develop, manufacture and bring to market new drug products in a timely manner. The process of developing new drugs and/or therapeutic products is inherently complex and uncertain. We must make long–term investments and commit significant resources before knowing whether our development programs will eventually result in products that will receive regulatory approval and achieve market acceptance.

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

     We are developing TA–1790 as potential oral and local treatments for male and female sexual dysfunction. In January 2001, we licensed TA–1790, a proprietary phosphodiesterase type 5 (PDE5) inhibitor compound from Tanabe, a Japanese pharmaceutical company. Tanabe completed a Phase I clinical trial evaluating the safety of orally administered TA–1790 for male erectile dysfunction. We are currently conducting additional pre–clinical safety studies as well as an in–clinic efficacy study in patients with erectile dysfunction. Based on the results of these studies, we intend to initiate additional clinical studies that would be required to obtain regulatory approval. However, there are no guarantees that TA–1790 will prove to be safe and effective or receive regulatory approval for any indication. Further, even if we were to receive regulatory approval for a product, there can be no assurance that such a product would prove to be commercially successful or profitable.

     We are developing ALISTA for the potential treatment of female sexual dysfunction. We completed dosing for our first Phase II clinical study for topical ALISTA during the third quarter of 2001. Our current ALISTA clinical trial, which is a multi–center, double–blind, at–home efficacy and safety study, began in the first quarter of 2002. There are no guarantees that ALISTA will prove to be safe and effective or receive regulatory approval for the treatment of female sexual dysfunction or any other indication. Even if ALISTA eventually becomes an approved product, there can be no assurance that this treatment for female sexual dysfunction will be successful in the marketplace.

     We are developing VI–0134 for the potential treatment of premature ejaculation. We have recently completed a clinical trial to evaluate the pharmacokinetics (blood levels in relation to time) of VI–0134, our re–formulated oral, on–demand treatment for premature ejaculation. However, there can be no assurance that future clinical studies, if performed, will be successful or that a product for the treatment of premature ejaculation, if approved, will prove to be commercially successful.

     In December 1999, we submitted a New Drug Application (“NDA”) to the FDA to market ALIBRA®, our second–generation product for the treatment of ED, which we subsequently withdrew in October 2000. We met with the FDA in December 2000 and continue to communicate with the agency to determine what additional data is required to obtain marketing clearance for ALIBRA.

There can be no assurance that we will re–file an NDA for ALIBRA. Even if we re–file an NDA for ALIBRA, there can be no assurance that it will be approved or that ALIBRA will be successful in the marketplace.

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

If the results of future clinical testing indicate that our proposed products are not safe or effective for human use, our business will suffer.

     All of the drug products that we are currently developing require extensive pre–clinical and clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our proposed drug products, we must demonstrate through pre–clinical testing and clinical trials that our product candidates are safe and effective in humans. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

  ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;

  inability to manufacture sufficient quantities of compounds for use in clinical trials;

  failure of the FDA to approve our clinical trial protocols;

  slower than expected rate of patient recruitment;

  inability to adequately follow patients after treatment;

  unforeseen safety issues; or

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

     Additional competitive products in the erectile dysfunction market include needle injection therapy products from Pharmacia and Schwartz Pharma, which were approved by the FDA in July 1995 and June 1997, respectively. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of erectile dysfunction. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources abilities than VIVUS. In addition, many of these companies have significantly greater experience than us in undertaking pre–clinical testing, human clinical trials and other regulatory approval procedures. Lilly ICOS LLC and Bayer AG filed NDAs with the FDA in June and September 2001, respectively, for their oral erectile dysfunction medications. These companies may market commercial products either on their own or through collaborative efforts, such as Bayer AG, which signed a worldwide co–promotion agreement with GlaxoSmithKline plc for its product. Our competitors may develop technologies and products that are more effective than those we are currently marketing or developing. Such developments could render our products less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited experience.

Our success depends in large part on the strength of our current and future patent positions for the treatment of sexual dysfunction.

     VIVUS holds various patents and patent applications in three major areas of sexual dysfunction: male erectile dysfunction, female sexual dysfunction and premature ejaculation. We are the exclusive licensee of United States and Canadian patents originally filed in the name of Dr. Gene Voss. These patents claim methods of treating erectile dysfunction with a vasodilator–containing ointment that is administered either topically or transurethrally.

     We are also the exclusive licensee of patents and patent applications filed in the name of Dr. Nils G. Kock, in numerous countries. Four United States patents have been issued directed to methods and compositions for treating erectile dysfunction by transurethrally administering an active agent. Patents have also been granted in Australia, Austria, Belgium, Canada, Finland, France, Germany, Great Britain, Greece, Ireland, Italy, Japan, Luxembourg, the Netherlands, New Zealand, Norway, Spain, Sweden and South Africa. Patent applications are pending in Denmark and Romania. The foreign patents and applications, like the United States patents, are directed to the treatment of erectile dysfunction by transurethral administration of certain active substances including alpha–receptor blockers, vasoactive polypeptides, prostaglandins or nitroglycerin dispersed in a hydrophilic vehicle.

     VIVUS’ license and assignment agreements for the patents and patent applications identified above are royalty bearing and do not expire until the licensed and assigned patents expire. These license and assignment agreements generally provide that we assume responsibility for the maintenance and prosecution of the patents and patent applications and may bring infringement actions.

     We are the sole assignee of five United States patents deriving from patent applications originally filed by ALZA Corporation (“ALZA”), covering inventions Dr. Virgil Place made while he was an employee of ALZA. The patents are directed to dosage forms for administering a therapeutic agent to the urethra, methods for treating erectile dysfunction, and specific drug formulations that can be delivered transurethrally for the treatment of erectile dysfunction. With one exception, the patents derive from patent applications that were filed in the United States prior to June 8, 1995, and therefore have a seventeen–year patent term calculated from the date of patent grant. Foreign patents have been granted in Australia, Canada, Europe (including Austria, Belgium, Denmark, France, Germany, Great Britain, Greece, Italy, Luxembourg, the Netherlands, Spain, Sweden and Switzerland), Finland, Ireland, Mexico, New Zealand, Norway, Portugal, South Africa and South Korea, and foreign applications are pending in Canada, Japan and China.

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

     We were involved in an opposition proceeding that was instigated by the Pharmedic Company against a European patent, inventors Nils G. Kock et al., which is exclusively licensed to VIVUS. As a result of the opposition proceeding, the Opposition Division of the EPO confirmed all claims of the patent with the exception of certain pharmaceutical composition claims. In February 2002, we met with the EPO Appeals Board, which ruled that the pharmaceutical composition claims deemed unpatentable by the Opposition Division were indeed unpatentable. There can be no assurance that further challenges to the European patent that we license will not occur should we try to enforce the patent in the various European courts.

If we require additional capital for our future operating plans, we may not be able to secure the requisite additional funding on acceptable terms, if at all.

     Capital resources from operating activities are expected to decline over the next several quarters as the result of increased spending for research and development projects, including clinical trials. We expect that our existing capital resources combined with future cash flows will be sufficient to support operating needs throughout the next twelve to eighteen months. Financing in future periods will most likely be required to fund development of our research and development pipeline and the possible launch of any future products. Our future capital requirements will depend upon numerous factors, including: (i) the progress of our research and development programs; (ii) the scope, timing and results of pre–clinical testing and clinical trials; (iii) the results of operations; (iv) the cost, timing and outcome of regulatory reviews; (v) the rate of technological advances; (vi) ongoing determinations of the potential commercial success of our products under development; (vii) the level of resources devoted to sales and marketing capabilities; and (viii) the activities of competitors.

     To obtain additional capital when needed, we will evaluate alternative financing sources, including, but not limited to, the issuance of equity or debt securities, corporate alliances, joint ventures, and licensing agreements. However, there can be no assurance that funding will be available on favorable terms, if at all, when needed.

If either of our two raw material suppliers fail to supply us with alprostadil, for which availability is limited, we may experience delays in our product development and commercialization.

     We are required to initially receive regulatory approval for suppliers and we obtained our current supply of alprostadil from two approved sources. The first is Spolana Chemical Works a.s. in Neratovice, Czech Republic (“Spolana”). The second is CHINOIN Pharmaceutical and Chemical Works Co., Ltd. (“Chinoin”). Chinoin is the Hungarian subsidiary of the French pharmaceutical company Sanofi Synthelabo. From July 2000 until March 2002, Spolana was the sole source of supply of alprostadil approved for use in the manufacture of product for distribution in Europe, of which we had a limited supply. Certain restrictions were put in place by the European regulatory authorities that required a variation to be approved before VIVUS could use the Chinoin alprostadil supply for European manufacture. After transferring marketing licenses in Europe to Abbott, Abbott filed a variation on September 26, 2001. The variation was approved in March 2002 and allows us to use a portion of our Chinoin supply of alprostadil for European manufacture. We are currently in the process of investigating additional sources for our future alprostadil supplies. However, there can be no assurance that we will be able to identify and qualify additional suppliers of alprostadil, in a timely manner, if at all.

     Furthermore, alprostadil is subject to periodic re–testing to ensure it continues to meet specifications. There can be no guarantees the material will pass these re–testing procedures and continue to be usable material. There is a long lead–time for manufacturing alprostadil. A short supply of alprostadil to be used in the manufacture of MUSE would have a material adverse effect on our business, financial condition and results of operations.

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

     Gibraltar Laboratories (“Gibraltar”) performs sterility testing on finished product manufactured by us to ensure that it complies with product specifications. Gibraltar also performs microbial testing on water and compressed gases used in the manufacturing process and microbial testing on environmental samples to ensure that the manufacturing environment meets appropriate current Good Manufacturing Practice, (“cGMP”) regulations and cleanliness standards. As a result of this testing agreement, we are dependent on Gibraltar to perform testing and issue reports on finished product and the manufacturing environment in a manner that meets cGMP regulations. There can be no assurance that such efforts will be successful.

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

     We entered into a distribution agreement with Integrated Commercialization Services (“ICS”), a subsidiary of Bergen Brunswig Corporation. ICS provides “direct–to–physician” distribution capabilities in support of United States marketing and sales efforts. As a result of this distribution agreement, we are dependent on ICS’s efforts to distribute product samples effectively. There can be no assurance that such efforts will be successful.

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

     We rely on a single source, E–Beam Services, Inc. (“E–Beam”), for the sterilization of MUSE. There can be no assurance that we will be able to identify and qualify additional sterilization facilities. We are required to receive prior FDA approval for any sterilization facility. Until we secure and qualify an additional sterilization facility, we are entirely dependent upon E–Beam. If interruptions in these services occur for any reason, including a decision by E–Beam to discontinue manufacturing or services, political unrest, labor disputes or a failure of E–Beam to follow regulations, the development and commercial marketing of MUSE and other potential products could be delayed or prevented. An extended interruption in sterilization services would have a material adverse effect on our business, financial condition and results of operations.

All of our manufacturing operations are currently conducted at a single location, and a prolonged interruption to our manufacturing operations could harm our business.

     We lease 90,000 square feet of space in Lakewood, New Jersey, in which we constructed manufacturing, warehousing and testing facilities. The FDA and the Medicines Control Agency, or MCA, the regulatory authority in the United Kingdom, authorized us to begin commercial production and shipment of MUSE from this facility in June and March 1998, respectively. MUSE is manufactured in this facility and we have no immediate plans to construct another manufacturing site. Since MUSE is produced with custom–made equipment under specific manufacturing conditions, the inability of our manufacturing facility to produce MUSE for whatever reason could have a material adverse effect on our business, financial condition and results of operations.

If we, or our suppliers, fail to comply with FDA and other government regulations, our manufacturing operations could be interrupted, and our product sales and profitability could suffer.

     All new drugs, including our products under development, are subject to extensive and rigorous regulation by the FDA and comparable foreign authorities. These regulations govern, among other things, the development, pre–clinical and clinical testing, manufacturing, labeling, storage, pre–market approval, advertising, promotion, sale and distribution of our products. To date, MUSE has received marketing approval in more than 40 countries worldwide.

     After regulatory approval is obtained, our products are subject to continual review. Manufacturing, labeling and promotional activities are continually regulated by the FDA and equivalent foreign regulatory agencies, and we must also report certain adverse events involving our products to these agencies. Previously unidentified adverse events or an increased frequency of adverse events that occur post–approval could result in labeling modifications of approved products, which could adversely affect future marketing. Finally, approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

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

     Failure of our third–party manufacturers to maintain satisfactory compliance with cGMPs could have a material adverse effect on our ability to continue to market and distribute our products and, in the most serious cases, could result in the issuance of warning letters, seizure or recall of products, civil penalties or closure of our manufacturing facility until such cGMP compliance is achieved.

     We obtain the necessary raw materials and components for the manufacture of MUSE as well as certain services, such as testing and sterilization, from third parties. We currently contract with suppliers and service providers, including foreign manufacturers that are required to comply with strict standards established by us. Certain suppliers and service providers are required to follow cGMP requirements and are subject to routine unannounced periodic inspections by the FDA and by certain state and foreign regulatory agencies for compliance with cGMP requirements and other applicable regulations. Certain of our suppliers were inspected for cGMP compliance as part of the approval process. However, upon routine re–inspection of these facilities, there can be no assurance that the FDA and other regulatory agencies will find the manufacturing process or facilities to be in compliance with cGMP requirements and other regulations.

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

We depend exclusively on third–party distributors outside of the United States and we have very limited control over their activities.

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

We have an accumulated deficit of $95.6 million at June 30, 2002 and expect to continue to incur substantial operating losses for the foreseeable future.

     We have generated a cumulative net loss of $95.6 million for the period from our inception through June 30, 2002 and we anticipate losses for the next several quarters due to increased investment in our research and development programs and limited revenues. We are subject to a number of risks, including our ability to develop and successfully commercialize products in our research and development pipeline, our ability to market, distribute and sell our products in the United States, our reliance on others to market and distribute MUSE in countries other than the United States, intense competition, and our reliance on a single therapeutic approach to erectile dysfunction. There can be no assurance that we will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of our future success.

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

     Our success is highly dependent upon the skills of a limited number of key management personnel. To reach our business objectives, we will need to retain and hire qualified personnel in the areas of manufacturing, research and development, regulatory affairs, clinical trial management and pre–clinical testing. There can be no assurance that we will be able to hire or retain such personnel, as we must compete with other companies, academic institutions, government entities and other agencies. The loss of any of our key personnel or the failure to attract or retain necessary new employees could have an adverse effect on our research, product development and business operations.

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

Any adverse changes in reimbursement procedures by Medicare and other third–party payors may limit our ability to market and sell our products.

     In the United States and elsewhere, sales of pharmaceutical products are dependent, in part, on the availability of reimbursement to the consumer from third–party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. While a large percentage of prescriptions in the United States for MUSE have been reimbursed by third party payors since our commercial launch in January 1997, there can be no assurance that our products will be considered cost effective and that reimbursement to the consumer will continue to be available or sufficient to allow us to sell our products on a competitive basis.

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

Anti–takeover provisions contained in our Charter, Bylaws and Preferred Shares Rights Plan could impair a takeover attempt and could also limit the market price of our stock.

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

  prohibit stockholder actions by written consent;

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 3, 1999, the Company filed a demand for arbitration against Janssen Pharmaceutica International (“Janssen”) with the American Arbitration Association pursuant to the terms of the Distribution Agreement entered into on January 22, 1997. The Company sought compensation for inventory manufactured in 1998 in reliance on contractual forecasts and orders submitted by Janssen. The Company also sought compensation for forecasts and order shortfalls attributed to Janssen in 1998, pursuant to the terms of the Distribution Agreement. The Company amended its arbitration demand in August 2000 to include claims for lost profits due to Janssen’s failure to use the requisite diligence and reasonable efforts to gain regulatory approval for and launch MUSE in China. A full hearing on the merits was conducted before a three–member arbitration panel in Chicago on March 18 – 20, 2002. On July 17, 2002, an Interim Award was issued awarding the Company the purchase price of 332,880 units manufactured for Janssen and lost profits on an additional 421,704 forecasted units. The Panel denied any relief on claims related to diligence in China. The dollar value of the claim will be determined by an audit of VIVUS’ cost of goods sold by an independent accountant. This audit is scheduled to begin in mid–August 2002. Also in its Interim Award, the Panel requested further briefing on whether the Company is entitled to interest and attorney’s fees as the prevailing party.

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

     None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the stockholders of VIVUS, Inc. was held on June 5, 2002 at our principal executive office. Matters voted on at that meeting were: (i) the election of six (6) directors, and (ii) the approval of the 2001 Stock Option Plan.

Proposal I. Election of Directors

     Tabulations for each individual director were as follows:

DIRECTOR	FOR	WITHHELD

Virgil A. Place, MD	29,201,964	1,858,761
Leland F. Wilson	29,043,043	2,017,682
Mark B. Logan	29,610,530	1,450,195
Linda M. Dairiki Shortliffe, MD	29,709,905	1,350,820
Mario M. Rosati	28,989,154	2,071,571
Graham Strachan	29,661,880	1,398,845

Proposal II. Approval of the 2001 Stock Option Plan

     Tabulations for the approval of the 2001 Stock Option Plan were as follows:

FOR	AGAINST	ABSTAIN	NO VOTE

8,170,307	3,502,128	3,318,795	—

ITEM 5. OTHER INFORMATION

     On July 8, 2002, VIVUS, Inc. dismissed its independent auditor, Arthur Andersen LLP, and engaged KPMG, LLP as its new independent auditor for the current fiscal year ending December 31, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS (IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

EXHIBIT
NUMBER	DESCRIPTION

3.2(7)	Amended and Restated Certificate of Incorporation of the Company
3.3(4)	Bylaws of the Registrant, as amended
3.4(8)	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock
4.1(7)	Specimen Common Stock Certificate of the Registrant
4.2(7)	Registration Rights, as amended
4.4(1)	Form of Preferred Stock Purchase Warrant issued by the Registrant to Invemed Associates, Inc., Frazier Investment Securities, L.P., and Cristina H. Kepner
4.5(8)	Second Amended and Restated Preferred Shares Rights Agreement, dated as of April 15, 1997 by and between the Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively
10.1(1)+	Assignment Agreement by and between ALZA Corporation and the Registrant dated December 31, 1993
10.2(1)+	Memorandum of Understanding by and between Ortho Pharmaceutical Corporation and the Registrant dated February 25, 1992
10.3(1)+	Assignment Agreement by and between Ortho Pharmaceutical Corporation and the Registrant dated June 9, 1992

EXHIBIT
NUMBER	DESCRIPTION

10.4(1)+	License Agreement by and between Gene A. Voss, MD, Allen C. Eichler, MD, and the Registrant dated December 28, 1992
10.5A(1)+	License Agreement by and between Ortho Pharmaceutical Corporation and Kjell Holmquist AB dated June 23, 1989
10.5B(1)+	Amendment by and between Kjell Holmquist AB and the Registrant dated July 3, 1992
10.5C(1)	Amendment by and between Kjell Holmquist AB and the Registrant dated April 22, 1992
10.5D(1)+	Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992
10.6A(1)+	License Agreement by and between Amsu, Ltd., and Ortho Pharmaceutical Corporation dated June 23, 1989
10.6B(1)+	Amendment by and between Amsu, Ltd., and the Registrant dated July 3, 1992
10.6C(1)	Amendment by and between Amsu, Ltd., and the Registrant dated April 22, 1992
10.6D(1)+	Stock Purchase Agreement by and between Amsu, Ltd., and the Registrant dated July 10, 1992
10.11(4)	Form of Indemnification Agreements by and among the Registrant and the Directors and Officers of the Registrant
10.12(2)	1991 Incentive Stock Plan and Form of Agreement, as amended
10.13(1)	1994 Director Option Plan and Form of Agreement
10.14(1)	Form of 1994 Employee Stock Purchase Plan and Form of Subscription Agreement
10.17(1)	Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay
10.21(3)+	Distribution Services Agreement between the Registrant and Synergy Logistics, Inc. (a wholly-owned subsidiary of Cardinal Health, Inc.)+ dated February 9, 1996
10.22(3)+	Manufacturing Agreement between the Registrant and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995
10.22A(11)+	Amendment One, dated as of December 11, 1997, to the Manufacturing Agreement by and between VIVUS and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995
10.23(6)+	Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996
10.24(5)+	Distribution Agreement made as of May 29, 1996 between the Registrant and ASTRAZ AB
10.24A(14)+	Amended Distribution Agreement dated December 22, 1999 between AstraZeneca and the Registrant
10.27(11)+	Distribution Agreement made as of January 22, 1997 between the Registrant and Janssen Pharmaceutica International, a division of Cilag AG International
10.27A(11)+	Amended and Restated Addendum 1091, dated as of October 29, 1997, between VIVUS International Limited and Janssen Pharmaceutica International
10.28(7)	Lease Agreement made as of January 1, 1997 between the Registrant and Airport Associates
10.29(7)	Lease Amendment No. 1 as of February 15, 1997 between Registrant and Airport Associates
10.29A(10)	Lease Amendment No. 2 dated July 24, 1997 by and between the Registrant and Airport Associates
10.29B(10)	Lease Amendment No. 3 dated July 24, 1997 by and between the Registrant and Airport Associates
10.31(9)+	Manufacture and Supply Agreement between Registrant and Spolana Chemical Works, A.S. dated May 30, 1997
10.32A(11)	Agreement between ADP Marshall, Inc. and the Registrant dated December 19, 1997
10.32B(11)	General Conditions of the Contract for Construction
10.32C(11)	Addendum to General Conditions of the Contract for Construction
10.34(12)+	Agreement dated as of June 30, 1998 between Registrant and ALZA Corporation
10.35(12)+	Sales Force Transition Agreement dated July 6, 1998 between Registrant and ALZA Corporation
10.36(13)	Form of, “Change of Control Agreements,” dated July 8, 1998 by and between the Registrant and certain Executive Officers of the Company.
10.30A(13)	Amendment of lease agreement made as of October 19, 1998 by and between Registrant and 605 East Fairchild Associates, L.P.

EXHIBIT
NUMBER	DESCRIPTION

10.37(13)	Sublease agreement made as of November 17, 1998 between Caliper Technologies, Inc. and Registrant
10.22B(13)+	Amendment Two, dated as of December 18, 1998 by and between VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works Co.
10.31A(13)+	Amendment One, dated as of December 12, 1998 by and between VIVUS, Inc. and Spolana Chemical Works, A.S.
10.38(14)+	License Agreement by and between ASIVI, LLC, AndroSolutions, Inc., and the Registrant dated February 29, 2000
10.38A(14)+	Operating Agreement of ASIVI, LLC, between AndroSolutions, Inc. and the Registrant dated February 29, 2000
10.39(14)	Sublease agreement between KVO Public Relations, Inc. and the Registrant dated December 21, 1999
10.40(15)+	License and Supply Agreement made as of May 23, 2000 between the Registrant and Abbott Laboratories, Inc.
10.41(16)+	License and Supply Agreement made as of November 20, 2000 between the Registrant and Paladin Labs, Inc.
10.42(16)+	Development, License and Supply Agreement made as of January 22, 2001 between the Registrant and TANABE SEIYAKU CO., LTD.
10.43(17)+	Settlement and Modification Agreement made as of July 12, 2001 between ASIVI, LLC, AndroSolutions, Inc. Gary W. Neal and the Registrant.
10.44(18)	2001 Stock Option Plan and Form of Agreement.
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

+	Confidential treatment granted.

(1)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Registration Statement on Form S-1 No. 33-75698, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form S-1 No. 33-90390, as amended.

(3)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, as amended.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Form 8-B filed with the Commission on June 24, 1996.

(5)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K/A filed with the Commission on June 21, 1996.

(6)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(7)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(8)	Incorporated by reference to exhibit 99.1 filed with Registrant’s Amendment Number 2 to the Registration Statement of Form 8-A (File No. 0-23490) filed with the Commission on April 23, 1997.

(9)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(10)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(11)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(12)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(13)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(14)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(16)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(17)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(18)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 15, 2001.

     (b)  REPORTS ON FORM 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2002	VIVUS, Inc.

/s/ RICHARD WALLISER Richard Walliser Vice President and Chief Financial Officer

/s/ LELAND F. WILSON Leland F. Wilson President and Chief Executive Officer

VIVUS, INC.
INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

* Exhibits incorporated by reference are set forth in the exhibit listing included in Item 6 of the Quarterly Report on Form 10–Q.