Form 10-Q
period 2002-09-30
VIVUS INC
filed 2002-11-08
CIK 881524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

     At November 4, 2002, 33,006,069 shares of common stock were outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

ASSETS

	September 30,	DECEMBER 31,
	2002	2001*

	(UNAUDITED)
Current assets:
Cash and cash equivalents	$6,180	$11,545
Available–for–sale securities	12,497	7,835
Accounts receivable, net	3,099	2,314
Inventories, net	2,733	3,100
Prepaid expenses and other assets	1,271	780

Total current assets	25,780	25,574
Property and equipment, net	10,718	12,378
Restricted cash	3,324	3,324
Available–for–sale securities, non–current	11,237	17,298

Total assets	$51,059	$58,574

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$842	$1,241
Accrued and other liabilities	9,867	9,435

Total current liabilities	10,709	10,676
Accrued and other long–term liabilities	4,359	3,923

Total liabilities	15,068	14,599

Stockholders’ equity:
Common stock; $.001 par value; shares authorized 200,000; shares outstanding — September 30, 2002, 32,950; December 31, 2001, 32,693	33	33
Paid in capital	134,843	133,988
Accumulated other comprehensive income	403	322
Accumulated deficit	(99,288)	(90,368)

Total stockholders’ equity	35,991	43,975

Total liabilities and stockholders’ equity	$51,059	$58,574

*  The Condensed Consolidated Balance Sheet at December 31, 2001 has been derived from the Company’s audited financial statements at that date.

See accompanying notes to the Condensed Consolidated Financial Statements

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2002	2001	2002	2001

	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Revenue
US product	$3,683	$5,146	$14,920	$15,415
International product	155	708	1,024	3,759
Returns	(308)	(301)	(1,484)	(892)

Total net revenue	3,530	5,553	14,460	18,282
Cost of goods sold	2,292	3,286	7,196	10,083

Gross profit	1,238	2,267	7,264	8,199

Operating expenses:
Research and development	2,707	2,002	9,460	9,943
Selling, general and administrative	2,607	2,429	8,007	7,378

Total operating expenses	5,314	4,431	17,467	17,321

Loss from operations	(4,076)	(2,164)	(10,203)	(9,122)
Interest and other income	354	550	1,015	1,710

Loss before benefit for income taxes	(3,722)	(1,614)	(9,188)	(7,412)
Benefit for income taxes	—	492	268	492

Net loss	$(3,722)	$(1,122)	$(8,920)	$(6,920)

Net loss per share:
Basic	$(0.11)	$(0.03)	$(0.27)	$(0.21)
Diluted	$(0.11)	$(0.03)	$(0.27)	$(0.21)
Shares used in per share computation:
Basic	32,950	32,609	32,882	32,538
Diluted	32,950	32,609	32,882	32,538

See accompanying notes to the Condensed Consolidated Financial Statements

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(In thousands)

	THREE MONTHS ENDED		NINE MONTHS ENDED

	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2002	2001	2002	2001

	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Net loss	$(3,722)	$(1,122)	$(8,920)	$(6,920)
Other comprehensive income:
Unrealized gain on securities	33	258	81	253

Comprehensive loss	$(3,689)	$(864)	$(8,839)	$(6,667)

See accompanying notes to the Condensed Consolidated Financial Statements

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	NINE MONTHS ENDED
	SEPTEMBER 30,

	2002	2001

	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,920)	$(6,920)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,648	1,684
Stock compensation costs	78	—
Changes in assets and liabilities:
Accounts receivable, net	(785)	851
Inventories, net	367	1,591
Prepaid expenses and other assets	(491)	(208)
Accounts payable	(399)	(339)
Accrued and other liabilities	868	(2,196)

Net cash used for operating activities	(7,634)	(5,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases, net	12	(305)
Investment purchases	(8,432)	(28,019)
Proceeds from sale/maturity of securities	9,911	18,060

Net cash provided by (used for) investing activities	1,491	(10,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	624	315
Sale of common stock through employee stock purchase plan	154	160

Net cash provided by financing activities	778	475

NET DECREASE IN CASH	(5,365)	(15,326)
CASH:
Beginning of period	11,545	29,236

End of period	$6,180	$13,910

NON–CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on securities	$81	$253
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Income taxes paid	$32	$151

See accompanying notes to the Condensed Consolidated Financial Statements

VIVUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10–Q and Article 10 of Regulations S–X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10–K for the year ended December 31, 2001.

2. INVENTORIES

     Inventories are recorded net of reserves of $7.2 million and $7.5 million as of September 30, 2002 and December 31, 2001, respectively, and consist of (in thousands):

	SEPTEMBER 30, 2002	DECEMBER 31, 2001

Raw materials	$537	$1,845
Work in process	67	44
Finished goods	2,129	1,211

Inventory, net	$2,733	$3,100

     As noted above, the Company has recorded significant reserves against the carrying value of its inventories. The reserves relate primarily to raw materials inventory that the Company previously estimated would not be used. The Company estimates that at least some portion of the fully reserved inventory will now be used in production. The Company currently includes in cost of goods sold the standard cost of raw materials inventory. In the third quarter of 2002, the Company used $144 thousand of its fully reserved raw materials inventory. The fully reserved used raw materials were charged to cost of goods sold at a zero basis, which had a favorable impact on gross profit.

3. ACCRUED AND OTHER LIABILITIES

     Accrued and other liabilities as of September 30, 2002 and December 31, 2001 consist of (in thousands):

	SEPTEMBER 30, 2002	DECEMBER 31, 2001

Restructuring	$3,021	$3,923
Product returns	2,007	1,523
Income taxes	1,652	1,952
Research and clinical expenses	1,551	1,118
Royalties	361	473
Unearned revenue	3,526	2,151
Employee compensation and benefits	1,373	1,485
Other	735	733

	14,226	13,358
Amount classified as short–term	(9,867)	(9,435)

Amount classified as long–term	$4,359	$3,923

4. RESTRUCTURING RESERVE

     During 1998, VIVUS, Inc. experienced a significant decline in market demand for MUSE® due to the market launch of sildenafil, the first oral treatment for erectile dysfunction. During the second and third quarters of 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. (See Notes 1 and 6 to the Consolidated Financial Statements for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10–K.) The restructuring reserve balance at September 30, 2002 was $3.0 million, down from $3.9 million at December 31, 2001.

     The activity in the restructuring reserve for the nine months ended September 30, 2002 is summarized as follows (in thousands):

	INVENTORY	PROPERTY
	AND RELATED	AND RELATED
	COMMITMENTS	COMMITMENTS	TOTAL

Balance at December 31, 2001	$902	$3,021	$3,923
Activity in first quarter 2002	—	—	—
Activity in second quarter 2002 (1)	(608)	—	(608)
Activity in third quarter 2002 (2)	(294)	—	(294)

Balance at September 30, 2002	$—	$3,021	$3,021

(1)	During the second quarter of 2002, the Company paid $100 thousand and reversed $508 thousand of the restructuring reserve related to inventory purchase commitments that were not required based on the outcome of negotiations with a supplier.

(2)	During the third quarter of 2002, the Company reversed $294 thousand of the restructuring reserve as a result of settlements of liability for alprostadil purchase commitments.

     The Company expects that the remaining $3.0 million in cash payments will occur in later periods.

5. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

     During the first nine months of 2002 and 2001, sales to significant customers as a percentage of total revenues were as follows:

	2002	2001

Customer A	22%	16%
Customer B	22%	16%
Customer C	19%	22%
Customer D	19%	11%

The Company did not have any suppliers making up more than 10% of operating costs.

6. INTERNATIONAL SUPPLY AGREEMENT

     In September 2002, the Company entered into an international supply agreement for MUSE covering all Member States of the European Union and certain other countries with Meda, AB, which has replaced Abbott Laboratories, Inc. as the distributor in these geographies. Under the terms of the agreement, Meda will pay the Company $1.5 million in October 2002, as well as future amounts based on sales. This $1.5 million amount is included in accounts receivable as of September 30, 2002. The Company also recorded $1.5 million of unearned revenue, and is recognizing this amount as income ratably over the term of the supply agreement.

7. LEGAL MATTERS

     On November 3, 1999, the Company filed a demand for arbitration against Janssen Pharmaceutica International (“Janssen”) with the American Arbitration Association pursuant to the terms of the Distribution Agreement entered into on January 22, 1997. The Company sought compensation for inventory manufactured in 1998 in reliance on contractual forecasts and orders submitted by Janssen. The Company also sought compensation for forecasts and order shortfalls attributed to Janssen in 1998, pursuant to the terms of the Distribution Agreement. The Company amended its arbitration demand in August 2000 to include claims for lost profits due to Janssen’s failure to use the requisite diligence and reasonable efforts to gain regulatory approval for and launch MUSE in China. A full hearing on the merits was conducted before a three–member arbitration panel in Chicago on March 18 – 20, 2002. On July 17, 2002, an Interim Award was issued awarding the Company the purchase price of 332,880 units manufactured for Janssen and lost profits on an additional 421,704 forecasted units. The Panel denied any relief on claims related to diligence in China. The dollar value of the claim will be determined by an audit of VIVUS’ cost of goods sold by an independent accountant. Fieldwork for the audit was completed in mid – August 2002 and a final report is expected shortly. In the meantime, a Second Interim Award denied the Company interest on the amounts that will be owed, but awarded $231,711 for reimbursement of attorney’s fees and $91,738 for reimbursement of costs and expenses related to the arbitration.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10–Q contain forward–looking statements that involve risks and uncertainties. These statements typically may be identified by the use of forward–looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward–looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward–looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward–looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward–looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our history of losses and variable quarterly results; (2) substantial competition; (3) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (4) our reliance on sole source suppliers; (5) our limited sales and marketing efforts and our reliance on third parties; (6) failure to continue to develop innovative products; (7) risks related to noncompliance with FDA regulations; and (8) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission (“SEC”), including those set forth in this filing as “Risk Factors Affecting Operations and Future Results.”

     All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

OVERVIEW

     VIVUS, Inc. (“VIVUS,” also referred to herein as “we,” “us,” and “our”) is a pharmaceutical company developing innovative products to improve quality of life disorders in men and women, with a focus on sexual dysfunction. We developed and market in the United States (“U.S.”) MUSE® (alprostadil) and ACTIS®, two innovations in the treatment of erectile dysfunction (“ED”), and have entered into a supply agreement with Meda AB (“Meda”) (Stockholm:MEDAa.ST) for the international marketing and distribution of our male transurethral ED products. In Canada, we have entered into a distribution and supply agreement with Paladin Labs, Inc. (“Paladin”) (TSE:PLB) by which Paladin markets and distributes MUSE. We have ongoing research and development (“R&D”) programs in male ED, female sexual dysfunction (“FSD”), and premature ejaculation (“PE”).

     In recent years we have invested in a number of R&D projects. The current status of certain R&D projects is depicted in the table below.

Indication	Product Candidate	Progress

Erectile Dysfunction	ALIBRA TA-1790 (oral) TA–1790 (transurethral)	Regulatory Review Phase I Efficacy—Completed Pre–clinical
Female Sexual Dysfunction	ALISTA (topical PGE1) TA–1790	Phase II Pre–clinical
Premature Ejaculation	VI–0134 TA–1790 (oral)	Phase I Proof–of–concept trial

     We anticipate that our R&D expenses will continue to increase as we further the development of our current R&D pipeline, target acquisitions of new technologies and pursue the development of patentable uses of known pharmacologic agents for which significant safety data already exists.

     Recent progress and current plans in our R&D projects include:

•	ALISTA™– A proprietary formulation of alprostadil applied locally to the female genitalia to treat female sexual arousal disorder (“FSAD”).

—	Our first Phase II clinical study, which was an in–clinic, multi–center trial designed to evaluate the safety of and response to ALISTA in subjects with FSAD, was completed. The study demonstrated a significant increase in ALISTA–treated women with FSAD versus placebo and baseline in sexual response associated with visual sexual stimulation. ALISTA was associated with a rapid and sustained improvement in sexual response.

—	An expanded Phase II study, designed to evaluate the efficacy and safety of ALISTA when used by women with FSAD at–home with their partner, began in the first quarter of 2002. Dosing is continuing to progress well.

•	TA–1790 – A relatively fast–acting, highly selective, potent phosphodiesterase type 5 (PDE5) inhibitor for the oral and local treatments of ED and FSD and as an on–demand, oral treatment for PE.

—	We successfully filed an Investigational New Drug (“IND”) application with the U.S. Food & Drug Administration (“FDA”) in December 2001 to initiate a clinical study to evaluate the safety of and erectile response to oral TA–1790 in men with ED. This single–dose trial began in the first quarter of 2002. Subjects with mild–to–moderate ED were treated with placebo, TA–1790, and Viagra prior to video sexual stimulation, and their penile rigidity response was measured over a two-hour period. Dosing was completed during the third quarter 2002 and demonstrated that TA–1790 caused a rapid increase in penile rigidity that was statistically significantly greater than placebo. TA–1790 was safe and well tolerated in this trial. Thus, clinical data from this study demonstrated that TA–1790 is capable of restoring penile function in men with erectile dysfunction.

—	We began pre–clinical development work on the transurethral administration of TA–1790, alone and in combination with alprostadil, for the treatment of ED. Our goal for the local administration of TA–1790 is to provide an effective therapy for patients who do not have success with, or cannot use oral treatments.

—	The Company plans to conduct a proof–of–concept clinical trial to evaluate the efficacy and safety of oral TA–1790 as an on–demand treatment for PE. This will be an at–home study to assess the ability of TA–1790 to increase the ejaculatory latency period in men with primary PE. The protocol has been finalized, clinical sites have been evaluated, and screening of patients has been initiated. Dosing is scheduled to begin within the next few weeks.

•	VI–0134 – An on demand, oral treatment for PE.

—	During the fourth quarter of 2001, we initiated a clinical trial to evaluate the pharmacokinetic (blood levels in relation to time) profile of our new oral formulation of VI–0134. This study was completed during the second quarter of 2002. In light of the recently issued patent covering the use of PDE inhibitors for the treatment of PE, we are currently evaluating our strategic options for VI–0134 and our PDE5 inhibitor for this indication. Further development of VI–0134 would be dependent on the outcome of the studies involving TA–1790 as discussed above.

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

        We began our expanded Phase II study with ALISTA, which is a trial designed to evaluate the safety and efficacy of the product when used by women with FSAD at-home with their partner.

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

THIRD QUARTER

        The Company reported a net loss of $3.7 million, for a $0.11 net loss per share. Lower product revenue and spending for R&D contributed to the loss.

        VIVUS was added to the list of companies in the Russell 2000® Small-Cap U.S. Equity Index, which is widely used as a benchmark for both passive and active investment strategies.

        The Company signed an international supply agreement granting Meda, a Swedish specialty pharmaceutical company, the right to market, sell and distribute MUSE in all Member States of the European Union, the Baltic States, the Czech Republic, Hungary, Iceland, Norway, Poland, Switzerland and Turkey.

        The Company and Abbott Laboratories (“Abbott”) agreed to terminate the license and supply agreement for MUSE entered into in 2000.

RESULTS OF OPERATIONS

      Three Months Ended September 30, 2002 and 2001

        U.S. net product revenue for the quarter ended September 30, 2002 was $3.4 million, compared to $4.8 million for the quarter ended September 30, 2001. In the first quarter of 2002, net sales units were the highest of any three-month period since mid-1998. We believe inventory levels were built up in the wholesale channel during that time period in anticipation of a price increase in MUSE that took place at the end of March 2002. We anticipate wholesaler orders to increase from current levels during the fourth quarter of 2002.

        International product revenue was $155 thousand for the third quarter of 2002, a decrease of $553 thousand compared to the same period last year. Lower revenue in 2002 was due to a decrease in product demand by Abbott.

        Cost of goods sold was $2.3 million for the third quarter of 2002, compared to $3.3 million for the third quarter of 2001. The cost of goods sold for the quarter ended September 30, 2002 was favorably impacted by a $294 thousand reduction made as a result of settlements of liability for alprostadil purchase commitments. In addition, the cost of goods sold for the current quarter was also favorably impacted by the usage of $144 thousand of the fully reserved raw materials discussed in footnote 2 of this quarterly report on page 6. The remainder of the decrease is due to lower sales volumes in the third quarter of 2002 versus 2001.

        Research and development expenses for the third quarter of 2002 were $2.7 million, as compared to $2.0 million for the three months ended September 30, 2001. The increase is due primarily to pre-clinical and clinical expenses for our three current R&D projects: ALISTA, TA-1790 and VI-0134.

        Selling, general and administrative expenses in the third quarter of 2002 of $2.6 million were $178 thousand higher than the same period last year due to increased investment in U.S. sales and marketing efforts.

        During the third quarter of 2002 we did not record a tax provision due to the net loss recorded for the quarter. During the third quarter of 2001, the Company recorded a tax benefit of $492 thousand based on an updated estimate of our net tax liabilities.

      Nine Months Ended September 30, 2002 and 2001

        U.S. net product revenue for the nine months ended September 30, 2002 was $13.4 million compared to $14.5 million for the same period last year, a decrease of 7.6%. Underlying demand for MUSE as measured by retail and government prescriptions has declined through the first nine months of 2002 as compared to the same period in 2001.

        Product return data through the first quarter of 2002 indicated an increase to the returns provision was warranted. Approximately $403 thousand of the $1.5 million recorded for the returns provision during the first nine months of 2002 reflects the required increase to the product returns liability for sales made from January 2000 through December 2001. The charge for actual and anticipated returns has been increased to seven percent (7%) of U.S. gross sales as of January 2002.

        For the nine months ended September 30, 2002, international product revenue was $1.0 million, a decrease of $2.7 million compared to the same period last year. Lower revenue in 2002 was due to a decrease in product demand by Abbott. We anticipate international product revenue to increase over the next several quarters as a result of entering into a supply agreement with Meda in September 2002.

        Cost of goods sold was $7.2 million for the nine months ended September 30, 2002, as compared to $10.1 million for the nine months ended September 30, 2001. Cost of goods sold for the first nine months of 2002 was favorably impacted by a total of $802 thousand of reductions made as a result of settlements of liability for alprostadil purchase commitments. Additionally, the cost of goods sold for the same period was also favorably impacted by the usage of $144 thousand of the fully reserved raw materials as discussed in detail in note 2 of this quarterly report on page 6. The remainder of the decrease is due to lower sales volumes in 2002 versus 2001.

        For the nine months ended September 30, 2002, R&D expenses were $9.5 million, $0.5 million lower than the same period last year, which included a $5.0 million payment made during the first quarter of 2001 to Tanabe for licensing the proprietary compound TA-1790. If not for this $5.0 million expense, R&D costs in the first nine months of 2002 would have been $4.5 million higher than the same period last year due to increased expenditures for development of our current pipeline.

        Selling, general and administrative expenses were $8.0 million for the nine months ended September 30, 2002, $629 thousand higher than the same period last year due to increased investment in U.S. sales and marketing efforts and legal expenses relating to the Janssen arbitration hearing that was held in mid-March 2002 and is discussed on page 21 of this report.

        Based on updated estimates of our net tax liabilities, the Company recorded tax benefits during the nine months ended September 30, 2002 and 2001 of $268 and $492 thousand, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        Unrestricted cash, cash equivalents and available-for-sale securities totaled $29.9 million at September 30, 2002, a decrease of $6.8 million from December 31, 2001. This decrease is due to lower sales revenue and increased development expenses for TA-1790, clinical expenses for ALISTA, and development and clinical expenses for VI-0134.

        Since its inception, the Company has financed operations primarily from the sale of preferred stock and common stock. Through September 30, 2002, VIVUS raised $155.9 million from financing activities and has an accumulated deficit of $99.3 million.

        Our operating activities used $7.6 million and $5.5 million of cash during the nine months ended September 30, 2002 and 2001, respectively. In both 2002 and 2001, operating expenses were higher than revenues from product sales accounting for the use of cash.

        Net cash provided by investing activities was $1.5 million during the nine months ended September 30, 2002 and net cash used for investing activities was $10.3 million for the same period in 2001. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

        Financing activities provided cash of $778 thousand and $475 thousand during the nine months ended September 30, 2002 and 2001, respectively. These amounts are primarily the proceeds from the exercise of stock options and the sale of stock under the Employee Stock Purchase Plan in both 2002 and 2001.

        We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs throughout the next fifteen to eighteen months. However, we anticipate that we will be required to obtain additional financing to fund the development of our R&D pipeline in future periods as well as to support the possible launch of any future products. In particular, other substantial payments will be made in accordance with our agreement with Tanabe for licensing TA-1790. These payments are based on certain development, regulatory and sales milestones. In addition, royalty payments are required to be made by the Company to Tanabe on any future product sales.

        We expect to evaluate potential financing sources, including, but not limited to, the issuance of additional equity or debt securities, corporate alliances, joint ventures, and licensing agreements to fund the development and possible commercial launch of any future products. The sale of additional equity securities would result in additional dilution to VIVUS’ stockholders. Our working capital and additional funding requirements will depend upon numerous factors, including: (i) the progress of our R&D projects; (ii) the timing and results of pre-clinical testing and clinical trials; (iii) results of operations; (iv) demand for MUSE; (v) technological advances; (vi) the level of resources that we devote to our sales and marketing capabilities; and (vii) the activities of competitors. However, there can be no assurance that funding will be available on favorable terms, if at all, when needed. If we are unable to obtain additional capital, management may be required to explore alternatives to reduce cash used by operating activities.

RISK FACTORS AFFECTING OPERATIONS AND FUTURE RESULTS

        Set forth below and elsewhere in this Quarterly Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report. These are not the only risks and uncertainties facing VIVUS. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

        We are developing TA-1790 as potential oral and local treatments for male and female sexual dysfunction. In January 2001, we licensed TA-1790, a proprietary phosphodiesterase type 5 (PDE5) inhibitor compound from Tanabe, a Japanese pharmaceutical company. Tanabe completed a Phase I clinical trial evaluating the safety of orally administered TA-1790 for male erectile dysfunction. We are currently conducting additional pre-clinical safety studies and have recently completed an in-clinic efficacy study in patients with erectile dysfunction. Based on the results of these studies, we intend to initiate additional clinical studies that would be required to obtain regulatory approval. However, there are no guarantees that TA-1790 will prove to be safe and effective or receive regulatory approval for any indication. Further, even if we were to receive regulatory approval for a product, there can be no assurance that such a product would prove to be commercially successful or profitable.

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

        We are developing VI-0134 and TA-1790 for the potential treatment of premature ejaculation. We have recently completed a clinical trial to evaluate the pharmacokinetics (blood levels in relation to time) of VI-0134, our re-formulated oral, on-demand treatment for premature ejaculation. We plan to conduct a proof-of-concept clinical trial to evaluate the safety and efficacy of oral TA-1790 as an on-demand treatment for PE. However, there can be no assurance that these studies or future clinical studies, if performed, will be successful or that a product for the treatment of premature ejaculation, if approved, will prove to be commercially successful.

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

        Capital resources from operating activities are expected to continue to decline over the next several quarters as the result of increased spending for research and development projects, including clinical trials. We expect that our existing capital resources combined with future cash flows will be sufficient to support operating needs throughout the next fifteen to eighteen months. Financing in future periods will most likely be required to fund development of our research and development pipeline and the possible launch of any future products. Our future capital requirements will depend upon numerous factors, including: (i) the progress of our research and development programs; (ii) the scope, timing and results of pre-clinical testing and clinical trials; (iii) the results of operations; (iv) the cost, timing and outcome of regulatory reviews; (v) the rate of technological advances; (vi) ongoing determinations of the potential commercial success of our products under development; (vii) the level of resources devoted to sales and marketing capabilities; and (viii) the activities of competitors.

        To obtain additional capital when needed, we will evaluate alternative financing sources, including, but not limited to, the issuance of equity or debt securities, corporate alliances, joint ventures, and licensing agreements. However, there can be no assurance that funding will be available on favorable terms, if at all, when needed. If we are unable to obtain additional capital, management may be required to explore alternatives to reduce cash used by operating activities.

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

        We are required to initially receive regulatory approval for suppliers and we obtained our current supply of alprostadil from two approved sources. The first is Nera Pharm, formerly Spolana Chemical Works a.s. in Neratovice, Czech Republic. The second is CHINOIN Pharmaceutical and Chemical Works Co., Ltd. (“Chinoin”). Chinoin is the Hungarian subsidiary of the French pharmaceutical company Sanofi Synthelabo. From July 2000 until March 2002, Nera Pharm was the sole source of supply of alprostadil approved for use in the manufacture of product for distribution in Europe, of which we have a limited supply. Certain restrictions were put in place by the European regulatory authorities that required a variation to be approved before VIVUS could use the Chinoin alprostadil supply for European manufacture. After transferring marketing licenses in Europe to Abbott, Abbott filed a variation on September 26, 2001. The variation was approved in March 2002 and allows us to use a portion of our Chinoin supply of alprostadil for European manufacture. In the second quarter of 2002, we ended our contractual relationship with Nera Pharm, which leaves Chinoin as our sole qualified supplier of alprostadil. We are currently in the process of investigating additional sources for our future alprostadil supplies. However, there can be no assurance that we will be able to identify and qualify additional suppliers of alprostadil, in a timely manner, if at all.

        Furthermore, alprostadil is subject to periodic re-testing to ensure it continues to meet specifications. There can be no guarantees the material will pass these re-testing procedures and continue to be usable material. There is a long lead-time for manufacturing alprostadil. A short supply of alprostadil to be used in the manufacture of MUSE would have a material adverse effect on our business, financial condition and results of operations.

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

        We rely on a single company, E-Beam Services, Inc. (“E-Beam”), for the sterilization of MUSE. There can be no assurance that we will be able to identify and qualify additional sterilization companies. We are required to receive prior FDA approval for any sterilization company. Until we secure and qualify an additional sterilization company, we are entirely dependent upon E-Beam. If interruptions in these services occur for any reason, including a decision by E-Beam to discontinue manufacturing or services, political unrest, labor disputes or a failure of E-Beam to follow regulations, the development and commercial marketing of MUSE and other potential products could be delayed or prevented. An extended interruption in sterilization services would have a material adverse effect on our business, financial condition and results of operations.

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

        We entered into an agreement granting Meda exclusive marketing and distribution rights for MUSE in all Members States of the European Union, the Baltic States, the Czech Republic, Hungary, Iceland, Norway, Poland, Switzerland and Turkey. This agreement does not have minimum purchase commitments and we are entirely dependent on Meda’s efforts to distribute and sell our product effectively in all these markets. There can be no assurance that such efforts will be successful or that Meda will continue to support the product.

We have an accumulated deficit of $99.3 million at September 30, 2002 and expect to continue to incur substantial operating losses for the foreseeable future.

        We have generated a cumulative net loss of $99.3 million for the period from our inception through September 30, 2002 and we anticipate losses for the next several quarters due to increased investment in our research and development programs and limited revenues. We are subject to a number of risks, including our ability to develop and successfully commercialize products in our research and development pipeline, our ability to market, distribute and sell our products in the United States, our reliance on others to market and distribute MUSE in countries other than the United States, intense competition, and our reliance on a single therapeutic approach to erectile dysfunction. There can be no assurance that we will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of our future success.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The SEC’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. VIVUS is not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At December 31, 2001 and September 30, 2002, we had no debt outstanding, and consequently VIVUS currently has no risk exposure associated with increasing interest rates. VIVUS, however, is exposed to changes in interest rates on our investments in cash equivalents and available-for-sale securities. Substantially all of our investments in cash equivalents and available-for-sale securities are in money market funds that hold short-term investment grade commercial paper, treasury bills or other U.S. government obligations. Currently, this reduces our exposure to long-term interest rate changes.

ITEM 4.	CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

        There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        On November 3, 1999, the Company filed a demand for arbitration against Janssen Pharmaceutica International (“Janssen”) with the American Arbitration Association pursuant to the terms of the Distribution Agreement entered into on January 22, 1997. The Company sought compensation for inventory manufactured in 1998 in reliance on contractual forecasts and orders submitted by Janssen. The Company also sought compensation for forecasts and order shortfalls attributed to Janssen in 1998, pursuant to the terms of the Distribution Agreement. The Company amended its arbitration demand in August 2000 to include claims for lost profits due to Janssen’s failure to use the requisite diligence and reasonable efforts to gain regulatory approval for and launch MUSE in China. A full hearing on the merits was conducted before a three-member arbitration panel in Chicago on March 18 – 20, 2002. On July 17, 2002, an Interim Award was issued awarding the Company the purchase price of 332,880 units manufactured for Janssen and lost profits on an additional 421,704 forecasted units. The Panel denied any relief on claims related to diligence in China. The dollar value of the claim will be determined by an audit of VIVUS’ cost of goods sold by an independent accountant. Fieldwork for the audit was completed in mid — August 2002 and a final report is expected shortly. In the meantime, a Second Interim Award denied the Company interest on the amounts that will be owed, but awarded it $231,711 for reimbursement of attorney’s fees and $91,738 for reimbursement of costs and expenses related to the arbitration.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

      None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.	OTHER INFORMATION

      None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS (IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

EXHIBIT
NUMBER	DESCRIPTION

3.2(7)	Amended and Restated Certificate of Incorporation of the Company
3.3(4)	Bylaws of the Registrant, as amended
3.4(8)	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock
4.1(7)	Specimen Common Stock Certificate of the Registrant
4.2(7)	Registration Rights, as amended
4.4(1)	Form of Preferred Stock Purchase Warrant issued by the Registrant to Invemed Associates, Inc., Frazier Investment Securities, L.P., and Cristina H. Kepner
4.5(8)	Second Amended and Restated Preferred Shares Rights Agreement, dated as of April 15, 1997 by and between the Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

EXHIBIT
NUMBER	DESCRIPTION

10.1(1)+	Assignment Agreement by and between ALZA Corporation and the Registrant dated December 31, 1993
10.2(1)+	Memorandum of Understanding by and between Ortho Pharmaceutical Corporation and the Registrant dated February 25, 1992
10.3(1)+	Assignment Agreement by and between Ortho Pharmaceutical Corporation and the Registrant dated June 9, 1992
10.4(1)+	License Agreement by and between Gene A. Voss, MD, Allen C. Eichler, MD, and the Registrant dated December 28, 1992
10.5A(1)+	License Agreement by and between Ortho Pharmaceutical Corporation and Kjell Holmquist AB dated June 23, 1989
10.5B(1)+	Amendment by and between Kjell Holmquist AB and the Registrant dated July 3, 1992
10.5C(1)	Amendment by and between Kjell Holmquist AB and the Registrant dated April 22, 1992
10.5D(1)+	Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992
10.6A(1)+	License Agreement by and between Amsu, Ltd., and Ortho Pharmaceutical Corporation dated June 23, 1989
10.6B(1)+	Amendment by and between Amsu, Ltd., and the Registrant dated July 3, 1992
10.6C(1)	Amendment by and between Amsu, Ltd., and the Registrant dated April 22, 1992
10.6D(1)+	Stock Purchase Agreement by and between Amsu, Ltd., and the Registrant dated July 10, 1992
10.11(4)	Form of Indemnification Agreements by and among the Registrant and the Directors and Officers of the Registrant
10.12(2)	1991 Incentive Stock Plan and Form of Agreement, as amended
10.13(1)	1994 Director Option Plan and Form of Agreement
10.14(1)	Form of 1994 Employee Stock Purchase Plan and Form of Subscription Agreement
10.17(1)	Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay
10.21(3)+	Distribution Services Agreement between the Registrant and Synergy Logistics, Inc. (a wholly-owned subsidiary of Cardinal Health, Inc.)+ dated February 9, 1996
10.22(3)+	Manufacturing Agreement between the Registrant and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995
10.22A(11)+	Amendment One, dated as of December 11, 1997, to the Manufacturing Agreement by and between VIVUS and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995
10.23(6)+	Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996
10.24(5)+	Distribution Agreement made as of May 29, 1996 between the Registrant and ASTRAZ AB
10.24A(14)+	Amended Distribution Agreement dated December 22, 1999 between AstraZeneca and the Registrant
10.27(11)+	Distribution Agreement made as of January 22, 1997 between the Registrant and Janssen Pharmaceutica International, a division of Cilag AG International
10.27A(11)+	Amended and Restated Addendum 1091, dated as of October 29, 1997, between VIVUS International Limited and Janssen Pharmaceutica International
10.28(7)	Lease Agreement made as of January 1, 1997 between the Registrant and Airport Associates
10.29(7)	Lease Amendment No. 1 as of February 15, 1997 between Registrant and Airport Associates
10.29A(10)	Lease Amendment No. 2 dated July 24, 1997 by and between the Registrant and Airport Associates
10.29B(10)	Lease Amendment No. 3 dated July 24, 1997 by and between the Registrant and Airport Associates
10.31(9)+	Manufacture and Supply Agreement between Registrant and Spolana Chemical Works, A.S. dated May 30, 1997
10.32A(11)	Agreement between ADP Marshall, Inc. and the Registrant dated December 19, 1997
10.32B(11)	General Conditions of the Contract for Construction
10.32C(11)	Addendum to General Conditions of the Contract for Construction
10.34(12)+	Agreement dated as of June 30, 1998 between Registrant and ALZA Corporation
10.35(12)+	Sales Force Transition Agreement dated July 6, 1998 between Registrant and ALZA Corporation

EXHIBIT
NUMBER	DESCRIPTION

10.36(13)	Form of, “Change of Control Agreements,” dated July 8, 1998 by and between the Registrant and certain Executive Officers of the Company.
10.30A(13)	Amendment of lease agreement made as of October 19, 1998 by and between Registrant and 605 East Fairchild Associates, L.P.
10.37(13)	Sublease agreement made as of November 17, 1998 between Caliper Technologies, Inc. and Registrant
10.22B(13)+	Amendment Two, dated as of December 18, 1998 by and between VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works Co.
10.31A(13)+	Amendment One, dated as of December 12, 1998 by and between VIVUS, Inc. and Spolana Chemical Works, A.S.
10.38(14)+	License Agreement by and between ASIVI, LLC, AndroSolutions, Inc., and the Registrant dated February 29, 2000
10.38A(14)+	Operating Agreement of ASIVI, LLC, between AndroSolutions, Inc. and the Registrant dated February 29, 2000
10.39(14)	Sublease agreement between KVO Public Relations, Inc. and the Registrant dated December 21, 1999
10.40(15)+	License and Supply Agreement made as of May 23, 2000 between the Registrant and Abbott Laboratories, Inc.
10.41(16)+	License and Supply Agreement made as of November 20, 2000 between the Registrant and Paladin Labs, Inc.
10.42(16)+	Development, License and Supply Agreement made as of January 22, 2001 between the Registrant and TANABE SEIYAKU CO., LTD.
10.43(17)+	Settlement and Modification Agreement made as of July 12, 2001 between ASIVI, LLC, AndroSolutions, Inc. Gary W. Neal and the Registrant.
10.44(18)	2001 Stock Option Plan and Form of Agreement.
10.45++	Supply Agreement made as of September 3, 2002 between the Registrant and Meda AB.
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

+	Confidential treatment granted.
++	Confidential treatment requested.

(1)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Registration Statement on Form S-1 No. 33-75698, as amended.
(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form S-1 No. 33-90390, as amended.
(3)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, as amended.
(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Form 8-B filed with the Commission on June 24, 1996.
(5)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K/A filed with the Commission on June 21, 1996.
(6)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
(7)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.
(8)	Incorporated by reference to exhibit 99.1 filed with Registrant’s Amendment Number 2 to the Registration Statement of Form 8-A (File No. 0-23490) filed with the Commission on April 23, 1997.

(9)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
(10)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(11)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.
(12)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.
(13)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
(14)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.
(15)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.
(16)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(17)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(18)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 15, 2001.

     (b)  REPORTS ON FORM 8-K

     On July 10, 2002 and on July 11, 2002, VIVUS filed reports on Form 8-K and Form 8-K/A relating to its Board of Director’s decision to no longer engage Arthur Andersen LLP as VIVUS’ independent auditor, effective as of July 8, 2002. The Board of Directors also authorized the engagement of KPMG LLP effective as of July 8, 2002 to serve as VIVUS’ independent auditors for the current fiscal year ending December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2002	VIVUS, Inc.

/s/ RICHARD WALLISER Richard Walliser Vice President and Chief Financial Officer

/s/ LELAND F. WILSON Leland F. Wilson President and Chief Executive Officer

VIVUS, INC.
INDEX TO EXHIBITS*

EXHIBIT	DESCRIPTION

10.45	Supply Agreement made as of September 3, 2002 between the Registrant and Meda AB.
99.1	Certification of Chief Executive Officer and Chief Financial Officer.

* Exhibits incorporated by reference are set forth in the exhibit listing included in Item 6 of the Quarterly Report on Form 10–Q.