Form 10-K
period 2002-12-31
VIVUS INC
filed 2003-03-17
CIK 881524

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________ to _____________

Commission File Number 0-23490

VIVUS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3136179
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

1172 Castro Street	(650) 934-5200
Mountain View, California 94040 (Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 Par Value

Preferred Share Purchase Rights

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [X] Yes [   ] No

        The aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant on June 28, 2002, the last business day of Registrant’s most recently completed second fiscal quarter, was approximately $214,524,287, which is based upon the closing price of the common stock on the Nasdaq National Market. There were 31,687,487 shares of the Registrant’s common stock, par value $.001, issued and outstanding held by non-affiliates of the Registrant as of June 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain sections of the Proxy Statement to be filed in connection with the 2003 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K Report where indicated.

VIVUS, INC.

FISCAL 2002 FORM 10-K

        This Form 10-K contains “forward-looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our history of losses and variable quarterly results; (2) substantial competition; (3) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (4) our reliance on sole source suppliers; (5) our limited sales and marketing efforts and our reliance on third parties; (6) failure to continue to develop innovative products; (7) risks related to noncompliance with United States Food and Drug Administration regulations; and (8) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, including those set forth in this filing as “Risk Factors Affecting Operations and Future Results.”

PART I

Item 1. Business

Company Overview

        VIVUS, Inc. is a pharmaceutical company developing innovative products to improve quality of life disorders in men and women, with a focus on sexual dysfunction. VIVUS develops and markets MUSE® (alprostadil) and ACTIS®, two innovations in the treatment of erectile dysfunction in the United States. We have entered into a supply agreement with Meda AB (Stockholm:MEDAa.ST) to market and distribute MUSE internationally in all Member States of the European Union, the Baltic States, the Czech Republic, Hungary, Iceland, Norway, Poland, Switzerland and Turkey. In Canada, we have entered into a license and supply agreement with Paladin Labs, Inc. (TSE:PLB) for the marketing and distribution of MUSE. We have ongoing research and development programs, including projects in erectile dysfunction, female sexual dysfunction, and premature ejaculation.

        VIVUS was incorporated in California on April 16, 1991 and completed a re-incorporation in the state of Delaware in May 1996. VIVUS’ headquarters and mailing address is 1172 Castro Street, Mountain View, California 94040, and the telephone number at that location is (650) 934-5200. VIVUS’ website address is www.vivus.com and it makes its periodic and current reports that are filed with the Securities and Exchange Commission available, free of charge, on its website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission. Our common stock trades on the Nasdaq National Market under the symbol “VVUS.” VIVUS, Inc. is also referred to herein as “VIVUS,” “we,” “us” and “our.”

Our Strategy

        It is our objective to become a global leader in the development and commercialization of innovative therapies for the treatment of sexual dysfunction and other genitourinary disorders in men and women. We are pursuing this objective through the following strategies:

Targeted Research and Development Efforts

        We will exploit our expertise and patent portfolio by focusing our research and development activities on sexual dysfunction, including erectile dysfunction, female sexual dysfunction and premature ejaculation, and other genitourinary disorders.

Focus on Development

         We will continue to focus our efforts on clinical development of our current research and development pipeline, targeted acquisitions of new technologies, and the development of patentable uses of known pharmacologic agents for which significant safety data already exists.

Maintain Proprietary Technology

         We will continue to develop, maintain and secure intellectual property rights and aggressively pursue new patents to expand upon our strong foundation for commercializing products in development. VIVUS has various issued and pending United States patents, as well as pending and granted foreign patents. Many of these patents and applications further address the prevention, treatment and diagnosis of erectile dysfunction, while others are directed to the prevention and/or treatment of other types of sexual dysfunction, including premature ejaculation and female sexual dysfunction.

Marketing and Distribution Strategy

         In the United States, VIVUS markets MUSE through our own dedicated sales force. We have entered into a supply agreement with Meda AB to market and distribute MUSE internationally in all Member States of the European Union, the Baltic States, the Czech Republic, Hungary, Iceland, Norway, Poland, Switzerland and Turkey. In Canada, we have entered into a distribution and supply agreement with Paladin Labs to market and distribute MUSE. We will continue to evaluate distribution, marketing, licensing and other opportunities for our products, as well as out-licensing rights related to products in our pipeline to third parties.

2002 Highlights

First Quarter 2002

        We began our expanded Phase II study for our female sexual dysfunction product, ALISTATM, which was a trial designed to evaluate the safety and efficacy of the product when used by women with female sexual arousal disorder at home with their partner.

        We reported a net loss of $1.9 million, for a $0.06 net loss per share. Spending for research and development and lower international product revenue contributed to the loss.

        After successfully filing an Investigational New Drug application with the United States Food and Drug Administration in December 2001, we began clinical studies to evaluate the safety and efficacy of oral TA-1790 for the treatment of erectile dysfunction.

Second Quarter 2002

        We reported a net loss of $3.3 million, for a $0.10 net loss per share. Spending for research and development and lower product revenue contributed to the loss.

        VIVUS was awarded a new patent by the United States Patent & Trademark Office for the use of phosphodiesterase inhibitors to treat premature ejaculation.

Third Quarter 2002

        We reported a net loss of $3.7 million, for a $0.11 net loss per share. Lower product revenue and spending for research and development contributed to the loss.

        We signed an international supply agreement granting Meda AB, a Swedish specialty pharmaceutical company, the right to market, sell, and distribute MUSE in all Member States of the European Union, the Baltic States, the Czech Republic, Hungary, Iceland, Norway, Poland, Switzerland and Turkey.

        VIVUS was added to the list of companies in the Russell 2000® Small-Cap United States Equity Index, which is widely used as a benchmark for both passive and active investment strategies.

        The Company and Abbott Laboratories agreed to terminate the license and supply agreement for MUSE entered into in 2000.

Fourth Quarter 2002

        We reported a net loss of $1.6 million, for a $0.05 net loss per share. Higher operating costs were partially offset by an income tax benefit.

        We initiated a clinical trial to evaluate the safety and efficacy of VI-0162, a proprietary, oral, on-demand treatment for premature ejaculation.

        We announced positive results from a clinical study designed to evaluate the safety of and erectile response to oral TA-1790 in men with erectile dysfunction.

        We were awarded a new patent by the United States Patent & Trademark Office covering the use of vasodilators administered locally to treat dyspareunia, a form of female sexual dysfunction.

Research and Development

        In recent years we have invested in a number of research and development projects. The current status of our most advanced research and development projects is depicted in the table below.

Indication	Product Candidate	Progress

Erectile Dysfunction	ALIBRA	Regulatory Review
	TA-1790 (oral)	Phase I Efficacy–Completed
	TA-1790 (transurethral)	Pre-clinical
Female Sexual Dysfunction	ALISTA (topical PGE1)	Phase II–Dosing Completed
	TA-1790	Pre-clinical
Premature Ejaculation	VI-0134	Phase I
	VI-0162	Phase I

        Our research and development expenses for the years ended December 31, 2002, 2001 and 2000, in thousands, were $13,281, $12,324, and $4,670, respectively. We anticipate that our research and development expenses will continue to increase as we focus our efforts on clinical development of our current research and development pipeline, targeted acquisitions of new technologies and the development of patentable uses of known pharmacologic agents for which significant safety data already exists.

Recent progress and current plans in our research and development projects include:

•	ALISTA – A proprietary formulation of alprostadil applied locally to the female genitalia to treat female sexual arousal disorder.

	—	Our first Phase II clinical study, which was an in-clinic, single dose, multi-center trial designed to evaluate the safety of and response to ALISTA in subjects with female sexual arousal disorder, was completed in 2001. The study demonstrated a significant increase in ALISTA-treated women versus placebo and baseline in sexual response associated with visual sexual stimulation. ALISTA was associated with a rapid and sustained improvement in sexual response.

	—	An expanded Phase II study, designed to evaluate the efficacy and safety of ALISTA when used by women with female sexual arousal disorder at home with their partner, began in the first quarter of 2002. Dosing was completed in February 2003 and data from this study is expected to be available by the end of the first quarter 2003.

•	TA-1790 – A relatively fast-acting, highly selective, potent phosphodiesterase type 5 (PDE5) inhibitor for the oral and local treatments of erectile dysfunction and female sexual dysfunction.

	—	We successfully filed an Investigational New Drug application with the United States Food & Drug Administration in December 2001 to initiate a clinical study to evaluate the safety of and erectile response to oral TA-1790 in men with erectile dysfunction. This single-dose trial began in the first quarter of 2002. Subjects with mild-to-moderate erectile dysfunction were treated with placebo, TA-1790, and Viagra® prior to visual sexual stimulation, and their penile rigidity response was measured over a two-hour period. Dosing was completed during the third quarter 2002 and demonstrated that TA-1790 caused a rapid increase in penile rigidity that was statistically significantly greater than placebo. TA-1790 was safe and well tolerated in this trial. Thus, clinical data from this study demonstrated that TA-1790 is capable of restoring penile function in men with erectile dysfunction.

	—	At the end of 2001, we began pre-clinical development work on a transurethral formulation of TA-1790, alone and in combination with alprostadil, for the treatment of erectile dysfunction. Our goal for the local administration of TA-1790 is to provide an effective therapy for patients who do not have success with, or cannot use oral treatments.

•	VI-0162 and VI-0134 – On demand, oral treatments for premature ejaculation.

—	During the fourth quarter of 2002, we initiated a clinical trial to evaluate the safety and efficacy of VI-0162, a proprietary, oral, on-demand treatment for premature ejaculation. This study is an at-home, double blind, placebo controlled crossover design. The trial is expected to be completed during the second quarter of 2003.

—	During the fourth quarter of 2001, we initiated a clinical trial to evaluate the pharmacokinetic (blood levels in relation to time) profile of our new oral formulation of VI-0134. This study was completed during the second quarter of 2002. We are currently evaluating our strategic options for VI-0134 for this indication. Further development of VI-0134 would be dependent on the outcome of the studies involving VI-0162 as discussed above.

        We continue to place significant emphasis on securing global intellectual property rights and are aggressively pursuing new patents to expand upon our strong foundation for commercializing products in development. In the United States, patents and patent applications licensed to and developed by VIVUS currently include 23 in erectile dysfunction, 18 in female sexual dysfunction and 8 in premature ejaculation.

Clinical Studies

        Clinical trial activity at VIVUS is currently focused on the development of ALISTA for the treatment of female sexual arousal disorder, the development of TA-1790 for the treatment of male erectile dysfunction, and the evaluation of VI-0162 and VI-0134 for the treatment of premature ejaculation.

        Studies completed during 2001 demonstrated the safety, tolerability, and genital response associated with various doses of ALISTA administered in-clinic. In our study in healthy women, ALISTA was well tolerated and had no greater effect on blood pressure than did placebo. A subsequent multi-center trial evaluated the response of a single dose of ALISTA, administered in-clinic in conjunction with visual sexual stimulation in postmenopausal women with female sexual arousal disorder. This study demonstrated that ALISTA was associated with significantly greater increases compared to placebo in genital vasocongestion, physical arousal and overall sexual arousal and satisfaction. Results from these studies provided data that enabled us to design and initiate a larger-scale Phase II study to evaluate the safety and efficacy of ALISTA when administered in the home setting for the treatment of postmenopausal women with female sexual arousal disorder. This multi-center, double blind, placebo-controlled study was initiated in the first quarter of 2002; treatment was completed in February 2003 and data from this study is expected to be available by the end of the first quarter 2003. Additional studies are planned for 2003.

        TA-1790 is an oral type-5 phosphodiesterase inhibitor (PDE5) that VIVUS licensed from Tanabe Seiyaku Co., Ltd for the treatment of sexual dysfunction in men and women. During 2002, VIVUS completed a study to evaluate the erectile response to single doses of TA-1790 administered in-clinic. Responses were assessed using a RigiScan® device. In this study, TA-1790 was well tolerated and demonstrated significant increases over placebo in penile rigidity. Importantly, the peak response to each dose of TA-1790 was achieved within 20-40 minutes of dosing. VIVUS also completed a multi-dose safety and pharmacokinetic (blood levels in relation to time) study with several doses of TA-1790, and the analysis of this study is ongoing. During the first half of 2003, VIVUS plans to initiate a home study to evaluate the safety and efficacy of TA-1790. This study will be designed to evaluate both the onset and duration of drug effect, and should provide information to allow optimal patient dosing in larger phase II studies.

        VIVUS previously completed a proof of concept trial evaluating on-demand therapy with several classes of compounds for the treatment of premature ejaculation. In 2002, the Company initiated a similar proof of concept study to evaluate the safety and efficacy of VI-0162 for the treatment of premature ejaculation. This study is scheduled to be completed during the first half of 2003.

Sales and Marketing

Domestic

        VIVUS supports MUSE sales in the United States with a small sales team comprised of regional sales managers and telesales personnel calling on targeted physicians. We participate in national urologic and sexual dysfunction forums and conferences, such as the American Urologic Association annual meeting and the International Society for Impotence Research. In addition, we support the ongoing research and clinical investigation of MUSE and the publication of data in peer-reviewed journals.

International

         VIVUS signed an international supply agreement with Meda AB in September 2002. Under this supply agreement, Meda AB purchases MUSE from us for resale in all Member States of the European Union, the Baltic States, the Czech Republic, Hungary, Iceland, Norway, Poland, Switzerland and Turkey. Initial shipments to Meda AB began in the fourth quarter of 2002.

        In November of 2000, VIVUS granted Paladin Labs the exclusive rights to distribute and market MUSE in Canada.

VIVUS’ Transurethral System for Erection

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

        ALIBRA is our second transurethral product for the treatment of erectile dysfunction, and it has not yet received regulatory approval in the United States. ALIBRA utilizes a low 125 mcg dose of alprostadil administered in combination with 500 mcg of prazosin hydrochloride. Because alprostadil and prazosin affect vasodilation by different mechanisms, this combination product is designed to provide adequate efficacy and safety with a relatively low dose of alprostadil.

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

  Minimally invasive.   Our transurethral system for erection utilizes urethral delivery, permitting topical application to the urethral lining.

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

Current Therapies

        In addition to MUSE, other medical and mechanical treatments for erectile dysfunction include:

        Oral Medications.  In 1998, Pfizer Inc. received clearance from the United States Food and Drug Administration to market its oral treatment for erectile dysfunction, Viagra®. Commercial introduction of this new competitive product adversely affected VIVUS’ business, financial condition and results of operations. Currently, Viagra accounts for over 95% of prescriptions for pharmaceutical products to treat erectile dysfunction. Another oral medication under the name Uprima® was approved and launched in Europe by Abbott Laboratories in May 2001. Most recently, a new oral medication under the name CialisTM was approved and launched in Europe by Lilly ICOS LLC and in Australia and New Zealand by Eli Lilly and Company in February 2003.

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

Manufacturing

        VIVUS leases 90,000 square feet of space in Lakewood, New Jersey for its manufacturing operation, which includes formulation, filling, packaging, analytical laboratories, storage, distribution and administrative offices. The United States Food and Drug Administration and the Medicines Control Agency, the regulatory authority in the United Kingdom, authorized us to begin commercial production and shipment of MUSE from this facility in June and March 1998, respectively. We have met all market demands for the supply of MUSE utilizing our high quality New Jersey manufacturing facility.

Government Regulation

        The research, pre-clinical development, clinical trials, manufacturing and marketing of our products are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Pre-clinical studies, clinical trials, manufacturing and marketing of our products are and will be subject to the rigorous testing and approval processes of the United States Food and Drug Administration and equivalent foreign regulatory agencies. The process of obtaining United States Food and Drug Administration and other required regulatory approvals is lengthy and expensive. In November 1996, VIVUS received final marketing clearance from the United States Food and Drug Administration for MUSE. In November 1997, we obtained regulatory marketing clearance by the Medicines Control Agency to market MUSE in the United Kingdom. MUSE has also received marketing clearance in more than 40 countries around the globe.

        After regulatory approval is obtained, our products are subject to continual review. In December 1999, we submitted a New Drug Application to the United States Food and Drug Administration to market ALIBRA®, our second-generation product for the treatment of erectile dysfunction, which we subsequently withdrew in October 2000. We met with the United States Food and Drug Administration in December 2000 and continue to communicate with the agency to determine what additional data is required to obtain marketing clearance for ALIBRA. There can be no assurance, however, that we will be successful in obtaining approval for ALIBRA in the United States.

Segments and Geographic Area Information

        We primarily sell our products through the wholesale channel in the United States. International sales are made only to our international distributors. We have entered into a supply agreement with Meda AB for the international marketing and distribution of MUSE. In Canada, we have entered into a license and supply agreement with Paladin Labs for the marketing and distribution of MUSE.

        All transactions are denominated in United States dollars and we operate in a single segment reporting to the chief executive officer, based on the criteria of Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information.

        All material long-lived assets are located in the United States.

Employees

        As of February 28, 2003, VIVUS had 119 employees, including 81 of which are located at the manufacturing facility in Lakewood, New Jersey and 38 of which are located at our corporate headquarters in Mountain View, California and other United States and international locations. None of our current employees are represented by a labor union or are the subject of a collective bargaining agreement. We believe that we maintain good relations with our employees.

RISK FACTORS AFFECTING OPERATIONS AND FUTURE RESULTS

        Set forth below and elsewhere in this Form 10-K and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report. These are not the only risks and uncertainties facing VIVUS. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If we were unable to continue to develop, market and obtain regulatory approval for our products, our business would be harmed.

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

        As with any pharmaceutical product under development, there are significant risks in development, regulatory approval and commercialization of new compounds. During the product development phase, there is no assurance that the United States Food and Drug Administration will approve our clinical trial protocols. There is no guarantee that future clinical studies, if performed, will demonstrate the safety and efficacy of any product in development or that we will receive regulatory approval for such products. Further, the United States Food and Drug Administration can suspend clinical studies at any time if the agency believes that the subjects participating in such studies are being exposed to unacceptable health risks.

        We cannot predict with certainty if or when we might submit for regulatory review those products currently under development. Once we submit our potential products for review, we cannot assure you that the United States Food and Drug Administration or other regulatory agencies will grant approvals for any of our proposed products on a timely basis or at all. Further, even if we receive regulatory approval for a product, there can be no assurance that such product will prove to be commercially successful or profitable.

        Sales of our products both inside and outside the United States will be subject to regulatory requirements governing marketing approval. These requirements vary widely from country to country and could delay the introduction of our proposed products in those countries. After the United States Food and Drug Administration and international regulatory authorities approve a product, we must manufacture sufficient volumes to meet market demand. This is a process that requires accurate forecasting of market demand. There is no guarantee that there will be market demand for any future products or that we will be able to successfully manufacture or adequately support sales of any future products.

        We are developing TA-1790 as potential oral and local treatments for male and female sexual dysfunction. In January 2001, we licensed TA-1790, a proprietary phosphodiesterase type 5 (PDE5) inhibitor compound, from Tanabe Seiyaku, a Japanese pharmaceutical company. Tanabe Seiyaku completed a Phase I clinical trial evaluating the safety of orally administered TA-1790 for male erectile dysfunction. We are currently conducting additional pre-clinical safety studies and have recently completed an in-clinic efficacy study in patients with erectile dysfunction. Based on the results of these studies, we intend to initiate additional clinical studies that would be required to obtain regulatory approval. However, there are no guarantees that TA-1790 will prove to be safe and effective or receive regulatory approval for any indication. Further, even if we were to receive regulatory approval for a product, there can be no assurance that such a product would prove to be commercially successful or profitable.

        We are developing ALISTA for the potential treatment of female sexual arousal disorder. We completed dosing for our first Phase II clinical study for topical ALISTA during the third quarter of 2001. Our current ALISTA clinical trial, which is a multi-center, double blind, at-home efficacy and safety study, began in the first quarter of 2002. There are no guarantees that ALISTA will prove to be safe and effective or that we will receive regulatory approval for the treatment of female sexual arousal disorder or any other indication. Even if ALISTA eventually becomes an approved product, there can be no assurance that this treatment for female sexual arousal disorder will be successful in the marketplace.

        We are developing VI-0134 and VI-0162 for the potential treatment of premature ejaculation. We have recently completed a clinical trial to evaluate the pharmacokinetics (blood levels in relation to time) of VI-0134, our re-formulated oral, on-demand treatment for premature ejaculation. We initiated a clinical trial to evaluate the safety and efficacy of VI-0162, a proprietary, oral, on-demand treatment for premature ejaculation. However, there can be no assurance that these studies or future clinical studies, if performed, will be successful or that a product for the treatment of premature ejaculation, if approved, will prove to be commercially successful.

        In December 1999, we submitted a New Drug Application, or NDA, to the United States Food and Drug Administration to market ALIBRA®, our second-generation product for the treatment of erectile dysfunction, which we subsequently withdrew in October 2000. We met with the United States Food and Drug Administration in December 2000 and continue to communicate with the agency to determine what additional data is required to obtain marketing clearance for ALIBRA. There can be no assurance that we will re-file an NDA for ALIBRA. Even if we re-file an NDA for ALIBRA, there can be no assurance that it will be approved or that ALIBRA will be successful in the marketplace.

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

  the progress of our research and development programs;

  the scope, timing and results of pre-clinical testing and clinical trials;

  the results of operations;

  the cost, timing and outcome of regulatory reviews;

  the rate of technological advances;

  ongoing determinations of the potential commercial success of our products under development;

  the level of resources devoted to sales and marketing capabilities; and

  the activities of competitors.

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

We have limited sales and marketing capabilities in the United States.

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

We rely on third parties to manufacture sufficient quantities of compounds for use in our pre-clinical and clinical trials and an interruption to this service may harm our business.

        We do not have the ability to independently manufacture the materials we use in our pre-clinical and clinical trials, and we rely on various third parties to perform this function. There can be no assurance that we will be able to identify and qualify additional sources for clinical materials. If interruptions in this supply occur for any reason, including a decision by the third parties to discontinue manufacturing, political unrest, labor disputes or a failure of the third parties to follow regulations, we may not be able to obtain regulatory approvals for our proposed products and may not be able to successfully commercialize these proposed products.

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

  failure of the United States Food and Drug Administration to approve our clinical trial protocols;

  slower than expected rate of patient recruitment;

  inability to adequately follow patients after treatment;

  unforeseen safety issues; or

  government or regulatory delays.

        The clinical results we have obtained to date do not necessarily predict that the results of further testing, including later stage controlled human clinical testing, will be successful. If our trials are not successful or are perceived as not successful by the United States Food and Drug Administration or physicians, our business, financial condition and results of operations will be harmed.

The markets in which we operate are highly competitive and we may be unable to compete successfully against new entrants or established companies with greater resources.

        Competition in the pharmaceutical and medical products industries is intense and is characterized by extensive research efforts and rapid technological progress. Certain treatments for erectile dysfunction exist, such as oral medications, needle injection therapy, vacuum constriction devices and penile implants, and the manufacturers of these products will continue to improve these therapies. The most significant competitive therapy is an oral medication marketed by Pfizer under the name Viagra®, which received regulatory approvals in the United States in March 1998 and in the European Union in September 1998. The commercial launch of Viagra in the United States in April 1998 significantly decreased demand for MUSE. Another oral medication under the name Uprima® was approved and launched in Europe by Abbott Laboratories in May 2001. Most recently, a new oral medication under the name CialisTM was approved and launched in Europe by Lilly ICOS LLC and in Australia and New Zealand by Eli Lilly and Company in February 2003.

        Additional competitive products in the erectile dysfunction market include needle injection therapy products from Pharmacia and Schwartz Pharma, which were approved by the United States Food and Drug Administration in July 1995 and June 1997, respectively. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of erectile dysfunction. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources abilities than VIVUS. In addition, many of these companies have significantly greater experience than us in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. Lilly ICOS LLC and Bayer AG filed New Drug Applications with the United States Food and Drug Administration in June and September 2001, respectively, for their oral erectile dysfunction medications. These companies may market commercial products either on their own or through collaborative efforts, such as Bayer AG, which signed a worldwide co-promotion agreement with GlaxoSmithKline plc for its product. Our competitors may develop technologies and products that are more effective than those we are currently marketing or developing. Such developments could render our products less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited experience.

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

        We are the sole assignee of five United States patents deriving from patent applications originally filed by ALZA Corporation, covering inventions Dr. Virgil Place made while he was an employee of ALZA. The patents are directed to dosage forms for administering a therapeutic agent to the urethra, methods for treating erectile dysfunction, and specific drug formulations that can be delivered transurethrally for the treatment of erectile dysfunction. With one exception, the patents derive from patent applications that were filed in the United States prior to June 8, 1995, and therefore have a seventeen-year patent term calculated from the date of patent grant. Foreign patents have been granted in Australia, Canada, Europe (including Austria, Belgium, Denmark, France, Germany, Great Britain, Greece, Italy, Luxembourg, the Netherlands, Spain, Sweden and Switzerland), Finland, Ireland, Mexico, New Zealand, Norway, Portugal, South Africa and South Korea, and foreign applications are pending in Canada and Japan.

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

        We were involved in an opposition proceeding that was instigated by the Pharmedic Company against a European patent, inventors Nils G. Kock et al., which is exclusively licensed to VIVUS. As a result of the opposition proceeding and a subsequent appeal by VIVUS, the Opposition Division of the European Patent Office has allowed many of the patent’s claims with the exception of certain pharmaceutical composition claims. There can be no assurance that further challenges to the European patent will not be made should we try to enforce the patent in a European court.

If either of our two raw material suppliers fails to supply us with alprostadil, for which availability is limited, we may experience delays in our product development and commercialization.

        We are required to initially receive regulatory approval for suppliers and we obtained our current supply of alprostadil from two approved sources. The first is Nera Pharm, formerly Spolana Chemical Works a.s. in Neratovice, Czech Republic. The second is Chinoin Pharmaceutical and Chemical Works Co., Ltd. Chinoin Pharmaceutical is the Hungarian subsidiary of the French pharmaceutical company Sanofi Synthelabo. From July 2000 until March 2002, Nera Pharm was the sole source of supply of alprostadil approved for use in the manufacture of product for distribution in Europe, of which we have a limited supply. Certain restrictions were put in place by the European regulatory authorities that required a variation to be approved before VIVUS could use the Chinoin Pharmaceutical alprostadil supply for European manufacture. After transferring marketing licenses in Europe to Abbott Laboratories, our former distribution partner, Abbott Laboratories filed a variation on September 26, 2001. The variation was approved in March 2002 and allows us to use a portion of our Chinoin Pharmaceutical supply of alprostadil for European manufacture. In the second quarter of 2002, we ended our contractual relationship with Nera Pharm, which leaves Chinoin Pharmaceutical as our sole qualified supplier of alprostadil. We are currently in the process of investigating additional sources for our future alprostadil supplies. However, there can be no assurance that we will be able to identify and qualify additional suppliers of alprostadil, in a timely manner, if at all.

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

        We entered into a distribution agreement with Cardinal Health (formerly CORD Logistics, Inc.). Under this agreement, Cardinal Health warehouses our finished goods for United States distribution;

  takes customer orders;

  picks, packs and ships our products;

  invoices customers; and

  collects related receivables.

        As a result of this distribution agreement, we are heavily dependent on Cardinal Health’s efforts to fulfill orders and warehouse our products effectively in the United States. There can be no assurance that such efforts will continue to be successful.

        Gibraltar Laboratories performs sterility testing on finished product manufactured by us to ensure that it complies with product specifications. Gibraltar Laboratories also performs microbial testing on water and compressed gases used in the manufacturing process and microbial testing on environmental samples to ensure that the manufacturing environment meets appropriate current Good Manufacturing Practice, or cGMP, regulations and cleanliness standards. As a result of this testing agreement, we are dependent on Gibraltar Laboratories to perform testing and issue reports on finished product and the manufacturing environment in a manner that meets cGMP regulations. There can be no assurance that such efforts will be successful.

        We have an agreement with WRB Communications to handle patient and healthcare professional hotlines for us. WRB Communications maintains a staff of healthcare professionals to answer questions and inquiries about MUSE and ACTIS. These calls may include complaints about our products due to efficacy or quality, as well as the reporting of adverse events. As a result of this agreement, we are dependent on WRB Communications to effectively handle these calls and inquiries. There can be no assurance that such efforts will be successful.

        We entered into a distribution agreement with Integrated Commercialization Services, or ICS, a subsidiary of Bergen Brunswig Corporation. ICS provides “direct-to-physician” distribution capabilities in support of United States marketing and sales efforts. As a result of this distribution agreement, we are dependent on ICS’s efforts to distribute product samples effectively. There can be no assurance that such efforts will be successful.

We currently depend on a single source for the supply of plastic applicator components, and an interruption to this supply source could harm our business.

        We rely on a single injection molding company, Porex Medical Products, Inc. (formerly The Kipp Group), for our supply of plastic applicator components. In turn, Porex Medical obtains its supply of resin, a key ingredient of the applicator, from a single source, Huntsman Corporation. There can be no assurance that we will be able to identify and qualify additional sources of plastic components. We are required to initially receive United States Food and Drug Administration approval for suppliers. Until we secure and qualify additional sources of plastic components, we are entirely dependent upon Porex Medical. If interruptions in this supply occur for any reason, including a decision by Porex Medical to discontinue manufacturing, political unrest, labor disputes or a failure of Porex Medical to follow regulations, the development and commercial marketing of MUSE and other potential products could be delayed or prevented. An extended interruption in the supply of plastic components could have a material adverse effect on our business, financial condition and results of operations.

We currently depend on a single source to sterilize MUSE, and an interruption to this source could harm our business.

        We rely on a single source, E-Beam Services, Inc., for the sterilization of MUSE. There can be no assurance that we will be able to identify and qualify additional sterilization facilities. We are required to receive prior United States Food and Drug Administration approval for any sterilization facility. Until we secure and qualify an additional sterilization facility, we are entirely dependent upon E-Beam Services. If interruptions in these services occur for any reason, including a decision by E-Beam Services to discontinue manufacturing or services, political unrest, labor disputes or a failure of E-Beam Services to follow regulations, the development and commercial marketing of MUSE and other potential products could be delayed or prevented. An extended interruption in sterilization services would have a material adverse effect on our business, financial condition and results of operations.

All of our manufacturing operations are currently conducted at a single location, and a prolonged interruption to our manufacturing operations could harm our business.

        We lease 90,000 square feet of space in Lakewood, New Jersey, in which we constructed manufacturing, warehousing and testing facilities. The United States Food and Drug Administration and the Medicines Control Agency, the regulatory authority in the United Kingdom, authorized us to begin commercial production and shipment of MUSE from this facility in June and March 1998, respectively. MUSE is manufactured in this facility and we have no immediate plans to construct another manufacturing site. Since MUSE is produced with custom-made equipment under specific manufacturing conditions, the inability of our manufacturing facility to produce MUSE for whatever reason could have a material adverse effect on our business, financial condition and results of operations.

If we, or our suppliers, fail to comply with United States Food and Drug Administration and other government regulations, our manufacturing operations could be interrupted, and our product sales and profitability could suffer.

        All new drugs, including our products under development, are subject to extensive and rigorous regulation by the United States Food and Drug Administration and comparable foreign authorities. These regulations govern, among other things, the development, pre-clinical and clinical testing, manufacturing, labeling, storage, pre-market approval, advertising, promotion, sale and distribution of our products. To date, MUSE has received marketing approval in more than 40 countries worldwide.

        After regulatory approval is obtained, our products are subject to continual review. Manufacturing, labeling and promotional activities are continually regulated by the United States Food and Drug Administration and equivalent foreign regulatory agencies, and we must also report certain adverse events involving our products to these agencies. Previously unidentified adverse events or an increased frequency of adverse events that occur post-approval could result in labeling modifications of approved products, which could adversely affect future marketing. Finally, approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

        Failure to comply with the applicable regulatory requirements can result in, among other things, civil penalties, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. In addition, the marketing and manufacturing of pharmaceutical products are subject to continuing United States Food and Drug Administration and other regulatory review, and later discovery of previously unknown problems with a product, manufacturer or facility may result in the United States Food and Drug Administration and/or other regulatory agencies requiring further clinical research or restrictions on the product or the manufacturer, including withdrawal of the product from the market. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

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

        We obtain the necessary raw materials and components for the manufacture of MUSE as well as certain services, such as testing and sterilization, from third parties. We currently contract with suppliers and service providers, including foreign manufacturers that are required to comply with strict standards established by us. Certain suppliers and service providers are required to follow cGMP requirements and are subject to routine unannounced periodic inspections by the United States Food and Drug Administration and by certain state and foreign regulatory agencies for compliance with cGMP requirements and other applicable regulations. Certain of our suppliers were inspected for cGMP compliance as part of the approval process. However, upon routine re-inspection of these facilities, there can be no assurance that the United States Food and Drug Administration and other regulatory agencies will find the manufacturing process or facilities to be in compliance with cGMP requirements and other regulations.

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

        We entered into an agreement granting Paladin Labs exclusive marketing and distribution rights for MUSE in Canada. This agreement does not have minimum purchase commitments and we are entirely dependent on Paladin Labs’ efforts to distribute and sell our product effectively in Canada. There can be no assurance that such efforts will be successful or that Paladin Labs will continue to support the product.

        We entered into an agreement granting Meda AB exclusive marketing and distribution rights for MUSE in all Members States of the European Union, the Baltic States, the Czech Republic, Hungary, Iceland, Norway, Poland, Switzerland and Turkey. This agreement does not have minimum purchase commitments and we are entirely dependent on Meda AB’s efforts to distribute and sell our product effectively in all these markets. There can be no assurance that such efforts will be successful or that Meda AB will continue to support the product.

We have an accumulated deficit of $100.9 million at December 31, 2002 and expect to continue to incur substantial operating losses for the foreseeable future.

        We have generated a cumulative net loss of $100.9 million for the period from our inception through December 31, 2002 and we anticipate losses for the next several quarters due to increased investment in our research and development programs and limited revenues. We are subject to a number of risks, including our ability to develop and successfully commercialize products in our research and development pipeline, our ability to market, distribute and sell our products in the United States, our reliance on others to market and distribute MUSE in countries other than the United States, intense competition, and our reliance on a single therapeutic approach to erectile dysfunction. There can be no assurance that we will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of our future success.

We are dependent upon a single therapeutic approach to treat erectile dysfunction.

        MUSE, a drug product developed by us to treat erectile dysfunction, relies on a single therapeutic approach, a transurethral system for erection. The existence of side effects or dissatisfaction with this product may impact a patient’s decision to use or continue to use, or a physician’s decision to recommend, this therapeutic approach as a therapy for the treatment of erectile dysfunction, thereby affecting the commercial viability of MUSE. In addition, technological changes or medical advancements could diminish or eliminate the commercial viability of our product, the results of which could have a material effect on our business operations and results.

We may be sued for infringing on the intellectual property rights of others.

        There can be no assurance that our products do not or will not infringe on the patent or proprietary rights of others. Third parties may assert that we are employing their proprietary technology without authorization. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and diversion of the time and attention of management and technical personnel in defending ourselves against any such claims. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell products, and such claims could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that event, we could encounter delays in product introductions while we attempt to develop alternative methods or products or be required to cease commercializing affected products and our operating results would be harmed.

        Our commercial success also depends in part on ensuring we neither infringe patents nor proprietary rights of third parties. In the future, others may file patent applications covering technologies that we may wish to utilize with our proprietary technologies, or products that are similar to products developed with the use of our technologies. If these patent applications result in issued patents and we wish to use the claimed technology, we would need to obtain a license from the third party and this would increase our costs of operations and harm our operating results.

Our inability to adequately protect our proprietary technologies could harm our competitive position and have a material adverse effect on our business.

        The success of our business depends, in part, on our ability to obtain patents and maintain adequate protection of our intellectual property for our proprietary technology and products in the United States and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and processes allowing for meaningful defense of intellectual property rights. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode our competitive advantage, and our business and operating results could be harmed.

        The patent positions of pharmaceutical companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We apply for patents covering our technologies and products, as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others may independently develop similar or alternative technologies or design around our patented technologies or products. These companies would then be able to develop, manufacture and sell products, which compete directly with our products. In that case, our revenues and operating results would decline.

        We rely upon trade secret protection for our confidential information. We have taken measures to protect our confidential information. These measures may not provide adequate protection for our trade secrets or other confidential information. We seek to protect our confidential information by entering into confidentiality agreements with employees, collaborators and consultants. Nevertheless, employees, collaborators or consultants may still disclose or misuse our confidential information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent information or techniques or otherwise gain access to our trade secrets. Disclosure or misuse of our confidential information would harm our competitive position and could cause our revenues and operating results to decline.

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

        MUSE is currently marketed internationally. Changes in overseas economic and political conditions, terrorism, currency exchange rates, foreign tax laws or tariffs or other trade regulations could have an adverse effect on our business, financial condition and results of operations. The international nature of our business is also expected to subject us and our representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which we operate or where our products are sold. The regulation of drug therapies in a number of such jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on our business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the United States.

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

Our stock price has been and may continue to be volatile.

        The stock market has experienced significant price and volume fluctuations unrelated to the operating performance of particular companies. In addition, the market price of our common stock has been highly volatile and is likely to continue to be so. The market price of our common stock may fluctuate due to factors including, but not limited to:

  announcements of technological innovations or new products by us or our competitors;

  our ability to increase demand for our products in the United States;

  our ability to successfully sell our products in the United States and internationally;

  actual or anticipated fluctuations in our financial results;

  our ability to obtain needed financing;

  economic conditions in the United States and abroad;

  comments by or changes in Company assessments or financial estimates by security analysts;

  adverse regulatory actions or decisions;

  any loss of key management;

  the results of our clinical trials or those of our competitors;

  changing governmental regulations, patents or other proprietary rights;

  developments or disputes concerning patents or other proprietary rights;

  product or patent litigation; or

  public concern as to the safety of products developed by us.

        These factors and fluctuations, as well as political and market conditions, may materially adversely affect the market price of our common stock. Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm our business and financial condition, as well as the market price of our common stock.

        Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of who have been granted stock options.

Anti-takeover provisions contained in our Charter, Bylaws and Preferred Shares Rights Plan could impair a takeover attempt and could also limit the market price of our stock.

        In February 1996, our Board of Directors adopted a Preferred Shares Rights Plan. The Preferred Shares Rights Plan provides for a dividend distribution of one Preferred Shares Purchase Right, or a Right, on each outstanding share of our common stock. The Rights will become exercisable following the tenth day after a person or group announces acquisition of twenty percent (20%) or more of our common stock, or announces commencement of a tender offer, the consummation of which would result in ownership by the person or group of twenty percent (20%) or more of our common stock. We will be entitled to redeem the Rights at $0.01 per Right at any time on or before the tenth day following acquisition by a person or group of twenty percent (20%) or more of our common stock.

        The Preferred Shares Rights Plan and certain provisions of our Amended and Restated Certificate of Incorporation and Bylaws contain provisions that could delay or prevent a change in control of our company. Some of these provisions:

  authorize the issuance of preferred stock by the Board of Directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock;

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

Changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, and could also reduce our profitability.

        The Financial Accounting Standards Board is considering whether to require all companies to treat the value of stock options granted to employees as an expense. The United States Congress and other governmental and regulatory authorities have also considered requiring companies to expense stock options. If this change were to become mandatory, we and other companies would be required to record a compensation expense equal to the value of each stock option granted. This expense would be spread over the vesting period of the stock option. Currently, we are generally not required to record compensation expenses in connection with stock option grants. If we were required to expense stock option grants, it would reduce the attractiveness of granting stock options because of the additional expense associated with these grants, which would reduce our profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, in the event we are required to expense stock option grants, our profitability would be reduced, as would our ability to use stock options as an employee recruitment and retention tool.

Our investments could lose market value and consequently harm our ability to fund continuing operations.

        The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash and cash equivalents, short-term and long-term investments in a variety of securities, including government and corporate obligations and money market funds. These securities are generally classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income, net of estimated tax. The market values of these investments may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of these securities may require us to record losses due to an impairment in the value of the securities underlying our investment. This could result in future charges on our earnings. All securities are held in United States currency.

        Investments in both fixed rate and floating rate interest earning instruments carry varying degrees of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. In general, securities with longer maturities are subject to greater interest rate risk than those with shorter maturities. While floating rate securities generally are subject to less interest rate risk than fixed rate securities, floating rate securities may produce less income than expected if interest rates decrease. Due in part to these factors, our investment income may fall short of expectations or we may suffer losses in principal if securities are sold that have declined in market value due to changes in interest rates.

Item 2. Properties

        VIVUS leases 90,000 square feet of space in New Jersey in which it has constructed manufacturing and testing facilities. The United States Food and Drug Administration and the Medicines Control Agency, the regulatory authority in the United Kingdom, authorized us to begin commercial production and shipment of MUSE from this facility in June and March 1998, respectively. We have met all market demands for the supply of MUSE utilizing this manufacturing facility and we currently have the capacity to manufacture additional units of MUSE if required.

        In January 2000, VIVUS leased 14,237 square feet of space in Mountain View, California, which serves as the principal site for administration, clinical trial management, regulatory affairs and our research and development activities.

Item 3. Legal Proceedings

        On November 3, 1999, the Company filed a demand for arbitration against Janssen Pharmaceutica International with the American Arbitration Association pursuant to the terms of the Distribution Agreement entered into on January 22, 1997. The Company sought compensation for inventory manufactured in 1998 in reliance on contractual forecasts and orders submitted by Janssen Pharmaceutica. The Company also sought compensation for forecasts and order shortfalls attributed to Janssen Pharmaceutica in 1998, pursuant to the terms of the Distribution Agreement. The Company amended its arbitration demand in August 2000 to include claims for lost profits due to Janssen Pharmaceutica’s failure to use the requisite diligence and reasonable efforts to gain regulatory approval for and launch MUSE in China. A full hearing on the merits was conducted before a three-member arbitration panel in Chicago on March 18 – 20, 2002. On July 17, 2002, an Interim Award was issued awarding the Company the purchase price of 332,880 units manufactured for Janssen and lost profits on an additional 421,704 forecasted units. The Panel denied any relief on claims related to diligence in China. The dollar value of the claim will be determined by an audit of VIVUS’ cost of goods sold by an independent accountant. Fieldwork for the audit was completed in mid-August 2002 and a final report is expected shortly. In the meantime, a Second Interim Award denied the Company interest on the amounts that will be owed, but awarded it $231,711 for reimbursement of attorney’s fees and $91,738 for reimbursement of costs and expenses related to the arbitration.

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

Item 4. Submission of Matters to a Vote of Security Holders

        We did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

        The Company’s common stock trades publicly on the Nasdaq National Market System under the symbol “VVUS.” The following table sets forth for the periods indicated the quarterly high and low closing sales prices of the Company’s common stock as reported on the Nasdaq National Market.

	THREE MONTHS ENDED

	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31

2002
High	$9.83	$8.50	$6.07	$4.45
Low	5.10	5.76	3.40	3.21
2001
High	$5.00	$4.84	$4.20	$5.46
Low	2.75	3.10	2.96	2.89

        As of February 28, 2003, there were 33,012,817 shares of outstanding common stock that were held by 4,774 shareholders of record. As of February 28, 2003, there were no outstanding shares of preferred stock. The Company has not paid any dividends since its inception and does not intend to declare or pay any dividends on its common stock in the foreseeable future. Declaration or payment of future dividends, if any, will be at the discretion of the Company’s Board of Directors after taking into account various factors, including the Company’s financial condition, operating results and current and anticipated cash needs.

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

Selected Financial Data

(In thousands, except per share and employee data)

Selected Annual Financial Data

	YEAR ENDED DECEMBER 31,

	2002	2001	2000	1999	1998

Income Statement Data:
Product revenue—United Sates	$22,982	$20,764	$22,474	$21,168	$39,041
Product revenue—International	1,387	4,041	5,200	19,996	32,658
Milestone revenue	—	—	—	8,000	3,000
Other revenue	—	—	—	3,142	—
Returns provision	(2,020)	(1,204)	(1,181)	(9,118)	—

Total revenue	22,349	23,601	26,493	43,188	74,699
Gross profit	11,142	10,668	18,427	30,819	19,083
Operating expenses:
Research and development	13,281	12,324	4,670	7,884	16,178
Selling, general and administrative	10,556	9,314	8,655	6,332	40,477
Other restructuring (income) costs	—	—	(903)	(1,193)	44,653

Total operating expenses	23,837	21,638	12,422	13,023	101,308

Income (loss) from operations	(12,695)	(10,970)	6,005	17,796	(82,225)
Interest and other income	1,211	2,171	2,541	1,994	1,972

Income (loss) before taxes	$(11,484)	$(8,799)	$8,546	$19,790	$(80,253)

Net income (loss)	$(10,566)	$(7,070)	$7,691	$18,801	$(80,253)

Net income (loss) per diluted share	$(0.32)	$(0.22)	$0.23	$0.58	$(2.52)
Shares used in per share computation	32,907	32,572	33,428	32,507	31,876
Balance Sheet Data (at year end):
Working capital	$18,974	$14,898	$32,981	$26,616	$10,324
Total assets	$49,681	$58,574	$69,174	$68,760	$54,108
Accumulated deficit	$(100,934)	$(90,368)	$(83,298)	$(90,989)	$(109,790)
Stockholders' equity	$34,385	$43,975	$50,187	$41,496	$21,677
Other Financial Data:
Common shares outstanding	32,999	32,693	32,461	32,211	31,890
Number of employees	119	127	136	125	101

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

Forward Looking Statement

        This Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-K contain “forward-looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our history of losses and variable quarterly results; (2) substantial competition; (3) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (4) our reliance on sole source suppliers; (5) our limited sales and marketing efforts and our reliance on third parties; (6) failure to continue to develop innovative products; (7) risks related to noncompliance with United States Food and Drug Administration regulations; and (8) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, including those set forth in this filing as “Risk Factors Affecting Operations and Future Results.”

        All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the year ended December 31, 2002, are not necessarily indicative of the results that may be expected for future fiscal years. The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements that are included in Item 8. of Part II of this Form 10-K.

Overview

        VIVUS is a pharmaceutical company developing innovative products to improve quality of life disorders in men and women, with a focus on sexual dysfunction. We developed and market in the United States MUSE® (alprostadil) and ACTIS®, two innovations in the treatment of erectile dysfunction, and have entered into a supply agreement with Meda AB (Stockholm:MEDAa.ST) for the marketing and distribution of MUSE in all Member States of the European Union, the Baltic States, the Czech Republic, Hungary, Iceland, Norway, Poland, Switzerland and Turkey. In Canada, VIVUS has entered into a license and supply agreement with Paladin Labs, Inc. (TSE:PLB) by which Paladin Labs markets and distributes MUSE. We have ongoing research and development programs in male erectile dysfunction, female sexual dysfunction, and premature ejaculation.

        During 1998, VIVUS experienced a significant decline (greater than 80%) in market demand for MUSE as a result of the introduction of Viagra® in April 1998. During the second and third quarters of 1998, we took significant steps to restructure our operations to bring our cost structure in line with current and projected revenues. As a result, VIVUS incurred a net loss of $80 million and had negative operating cash flow of approximately $27 million for the year ended December 31, 1998.

        During 1999, we continued to align our operations more closely with our current and expected revenues. We achieved profitability for all quarters in 1999, earning $0.58 per diluted share for the year. Cash, cash equivalents and available-for-sale securities at December 31, 1999 increased $16.5 million from December 31, 1998 to $40.4 million, while total liabilities decreased $5.1 million during the same period. VIVUS was awarded five patents in the areas of female sexual dysfunction, erectile dysfunction and premature ejaculation to further build and strengthen our patent portfolio. We established a targeted sales force in the United States to support our product, MUSE, in the marketplace. A New Drug Application was filed for ALIBRA®, our second-generation product for the treatment of erectile dysfunction, with the United States Food and Drug Administration, which was subsequently withdrawn in October 2000.

        During 2000, we continued to strengthen our balance sheet, increasing working capital by $6.4 million, to enable investment in our research and development projects and to pursue targeted technology acquisitions to expand our pipeline. We filed an Investigational New Drug application and began clinical studies for ALISTA™, our product for the treatment of female sexual arousal disorder. VIVUS signed an agreement with Abbott Laboratories for the marketing of MUSE internationally, except Canada, where Paladin Labs is marketing and distributing MUSE. We were awarded several new patents for the treatment of erectile dysfunction and solidified our female sexual dysfunction intellectual property through an agreement with AndroSolutions. VIVUS also received 510(k) clearance from the United States Food and Drug Administration in December 2000, for over-the-counter (OTC) marketing of ACTIS, our adjustable constriction band used to improve erections in men with erectile dysfunction.

        Significant progress was made in our development programs in 2001. Our first Phase II clinical study to evaluate the safety of and response to ALISTA was successfully completed and demonstrated a significant increase versus placebo and baseline in sexual response. We filed an Investigational New Drug application to initiate a clinical study to evaluate the safety and erectile response to oral TA-1790 in men with erectile dysfunction. A clinical trial was initiated during the fourth quarter of 2001 to evaluate the pharmacokinetics (blood levels in relation to time) with our new oral formulation of VI-0134. Prescriptions for MUSE in the United States increased by 2% in the last six months of 2001, as compared to the first six months of 2001. We withdrew our European application for ALIBRA.

        Our development programs continued to advance in 2002. An expanded Phase II study designed to evaluate the safety and efficacy of ALISTA when used by women with female sexual arousal disorder at home with their partner began in the first quarter of 2002 and dosing was completed in February 2003. We completed a single dose trial to evaluate the safety of and erectile response to oral TA-1790 in men with erectile dysfunction. Clinical data from this study demonstrated that TA-1790 is capable of restoring penile function in men with erectile dysfunction. We also began pre-clinical development work on a transurethral formulation of TA-1790, alone and in combination with alprostadil, for the treatment of erectile dysfunction. During the fourth quarter of 2002, we initiated a clinical trial to evaluate the safety and efficacy of VI-0162, a proprietary, oral, on-demand treatment for premature ejaculation. With all these research programs in progress, VIVUS’ cash and cash equivalents decreased by $6.9 million during 2002. We signed an international supply agreement with Meda AB for the marketing of MUSE internationally. United States MUSE sales units increased 6.7% over 2001 levels.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, income taxes, restructuring, inventories and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

  Revenue Recognition: We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured.

  Product Returns: We record reserves for anticipated returns of expired or damaged product in the United States. We follow this method since reasonably dependable estimates of product returns can be made based on historical experience and our monitoring of inventory levels in the wholesale distribution channel. Revisions in returns estimates are charged to income in the period in which the facts that give rise to the revision become known. There is no right-of-return on product sold internationally subsequent to shipment, thus no returns reserve is needed.

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

  Restructuring: In 1998, we experienced a significant restructuring and recorded restructuring related reserves for severance and employee costs, inventory obsolescence, raw material purchase commitments, property and related commitments, marketing commitments and other commitments. We monitor the adequacy of these liabilities and have made periodic adjustments as conditions have changed.

  Inventories: We record inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the quarter ended September 30, 1998, the Company established significant reserves against its inventory to align with new estimates of expected future demand for MUSE. The Company had built up its inventory level prior to and after the launch of Viagra and had not anticipated the impact that Viagra would have on the demand for MUSE. As of December 31, 2002, the remaining inventory reserve balance is $7.2 million. This remaining balance is related to the raw materials inventory that the Company previously estimated would not be used. The Company estimates that at least some portion of the fully reserved inventory will now be used in production. To the extent that this inventory is used in production, it will be charged to cost of goods sold at a zero basis, which will have a favorable impact on gross profit.

  Contingencies and Litigation: We are periodically involved in disputes and litigation related to a variety of matters. When it is probable that we will experience a loss, and that loss is quantifiable, we record appropriate reserves. We are currently involved in a dispute with our former international distributor, for which arbitration occurred in March 2002. The ultimate outcome of this arbitration is not yet known.

Results of Operations

Years Ended December 31, 2002 and 2001

        United States product revenue for the year ended December 31, 2002 was $23.0 million, as compared to $20.8 million for the year ended December 31, 2001. Approximately $724 thousand of the increase to United States revenue was attributable to a 4% price increase VIVUS implemented at the end of March 2002. The remainder of the increase was due to a 6.7% increase in the number of MUSE units sold in 2002 versus 2001.

        International revenue was $1.4 million for the year ended December 31, 2002, compared to $4.0 million for the same period in 2001. Lower international product revenue in 2002 was due to a decrease in product demand by our previous international distributor in anticipation of the transition to our new distribution partner, Meda AB. Based on current forecasts from Meda AB, we anticipate that 2003 international product revenue will increase over 2002 levels.

        In 2002 and 2001, the charge for actual and anticipated returns of product was $2.0 million and $1.2 million, respectively. Product return data through the first quarter of 2002 indicated an increase to the returns reserve was warranted. Approximately $403 thousand of the returns provision recorded in 2002 reflects the required increase to the product returns liability for sales made from January 2000 through December 2001. The charge for actual and anticipated returns was increased to 7% of United States gross sales as of January 2002.

        Cost of goods sold for the year ended December 31, 2002 was $11.2 million, compared to $12.9 million for the same period in 2001. The year-to-date 2002 figure includes a reduction in cost of goods sold of $802 thousand as a result of settlements of previously recognized purchase commitment liabilities for our major raw material, alprostadil. Adjusting for this item, comparative gross margins for the twelve months ended December 31, 2002 versus 2001 were 46.3% and 45.2%, respectively.

        Research and development expenses for the year ended December 31, 2002 were $13.3 million, $1.0 million higher than the same period in the previous year, which included a $5.0 million payment to Tanabe Seiyaku for licensing the proprietary compound TA-1790. If not for this $5.0 million expense in 2001, research and development costs in 2002 would have been $6.0 million higher than the same period in 2001 due to increased expenditures for clinical development of our current pipeline.

        Selling, general and administrative expenses for the year ended December 31, 2002 were $10.6 million, compared to $9.3 million in the year ended December 31, 2001. The increase is due to increased investment in United States sales and marketing efforts and legal expenses relating to the Janssen Pharmaceutica arbitration hearing that was held in mid-March 2002 and is discussed on page 21 of this report.

        We recorded a tax benefit of $918 thousand for 2002 based on an updated estimate of our net tax liabilities as well as filing for a refund of previously paid alternative minimum taxes which became available due to a 2002 tax law change. In 2001, we recorded a tax benefit of $1.7 million based on an updated estimate of net tax liabilities.

Years Ended December 31, 2001 and 2000

        United States product revenue for the year ended December 31, 2001 was $20.8 million, as compared to $22.5 million for the year ended December 31, 2000. Although total United States revenues declined 8% from year to year due to overall lower demand for MUSE, prescriptions for MUSE in the United States increased by 2% in the last six months of 2001, as compared to the first six months of 2001.

        International revenue was $4.0 million for the year ended December 31, 2001, compared to $5.2 million for the same period in 2000. Initial shipments of product to Abbott Laboratories to support their launch of MUSE in Europe were made in the fourth quarter of 2000.

        In both 2001 and 2000, the charge for actual and anticipated returns of product was $1.2 million, or approximately five percent of United States gross sales.

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

        Research and development expenses for the year ended December 31, 2001 were $12.3 million, compared to $4.7 million in the year ended December 31, 2000. The $7.6 million increase in 2001 was primarily due to licensing and development expenses for TA-1790 as an oral treatment for male erectile dysfunction, clinical expenses for ALISTA, our product for the treatment of female sexual arousal disorder, and development and clinical expenses for VI-0134 to treat premature ejaculation.

        Selling, general and administrative expenses for the year ended December 31, 2001 were $9.3 million, compared to $8.7 million in the year ended December 31, 2000. We expanded our targeted United States marketing efforts during 2001, which contributed to this increase.

        Operating expenses for the year ended December 31, 2000 included a reversal of $903 thousand of restructuring reserve established in 1998 related primarily to inventory commitments and other manufacturing expenses that were not required.

        We recorded a tax benefit of $1.7 million for 2001 based on an updated estimate of our net tax liabilities. VIVUS recorded a tax provision of ten percent of net income before taxes for 2000. The effective tax rate calculation for 2000 includes the effect of net operating losses, or NOLs, carried forward from prior periods. The tax rate would have been substantially higher if the NOLs had not been available to offset current income. All deferred tax assets continue to be fully reserved.

Liquidity and Capital Resources

        Unrestricted cash, cash equivalents and available-for-sale securities totaled $29.8 million at December 31, 2002, compared with $36.7 million at December 31, 2001. The decrease during 2002 was primarily due to research and development expenditures for development of our current pipeline.

        Since inception, we have financed operations primarily from the sale of preferred and common stock. Through December 31, 2002, VIVUS raised $156.0 million from financing activities and had an accumulated deficit of $100.9 million at December 31, 2002.

        Total liabilities were $15.3 million at December 31, 2002, compared with $14.6 million at December 31, 2001, an increase of $697 thousand. The increase in total liabilities is related to the timing of our final payment to our previous international distribution partner.

        Our operating activities used $7.6 million and $5.8 million of cash during the years ended December 31, 2002 and 2001, respectively. In both 2002 and 2001, operating expenses, particularly research and development expenses, were higher than revenues from product sales accounting for the use of cash.

        Net cash provided by investing activities was $7.4 million during the twelve months ended December 31, 2002 and net cash used for investing activities was $12.5 million for the same period in 2001. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

        Financing activities provided cash of $913 thousand and $640 thousand during the years ended December 31, 2002 and 2001, respectively. These amounts are primarily the proceeds from the exercise of stock options and the sale of stock under our Employee Stock Purchase Plan in both 2002 and 2001.

        We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs throughout the next fifteen to eighteen months. However, we anticipate that we will be required to obtain additional financing to fund the development of our research and development pipeline in future periods as well as to support the possible launch of any future products. In particular, other substantial payments will be made in accordance with the agreement for licensing TA-1790. These payments are based on certain development, regulatory and sales milestones. In addition, royalty payments would be required on any future product sales.

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

  the progress of our research and development programs;

  the timing and results of pre-clinical testing and clinical trials;

  results of operations;

  demand for MUSE;

  technological advances;

  the level of resources that we devote to our sales and marketing capabilities; and

  the activities of competitors.

Recent Accounting Pronouncements

        We adopted Statement of Financial Accounting Standards, or SFAS, No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002. Adoption of these pronouncements did not impact on our net loss.

        SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of stock-based employee compensation and revised disclosure requirements, was issued in December 2002. We adopted the revised disclosure requirements in the fourth quarter of 2002. Because we have not elected to expense stock-based compensation at fair value, adoption of this pronouncement did not impact on our net loss.

Overview of Contractual Obligations

Contractual Obligations		Payments Due by Period (in thousands)

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating Leases (1)	5,552	1,292	4,140	120	—
Purchases (2)	5,783	1,958	2,295	1,530	—
Other Long Term Liabilities (3)	3,021	—	—	3,021	—

Total	14,356	3,250	6,435	4,671	—

    (1)     The Company leases its manufacturing facilities in Lakewood, New Jersey under a non-cancelable operating lease expiring in 2007 and has the option to extend this lease for one additional renewal term of five years. In January 2000, the Company entered into a seven-year lease for its corporate headquarters in Mountain View, California, which expires in January 2007.

    (2)        In November 2002, the Company entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. The initial commitment is to purchase approximately $405 thousand of product in the first quarter of 2003 for testing and regulatory approval. Assuming that the product proves satisfactory, the Company will be required to purchase an additional $1.6 million of product in 2003 and a minimum total of $3.8 million of product from 2004 through 2008.

    (3)        Other Long Term Liabilities relates to the restoration liability for our leased manufacturing facilities. This liability will remain in effect through the end of the lease term, including any renewals. The Company has exercised its first option to renew the original lease, thereby extending any cash payments to be made relating to this liability out to 2007. The second renewal term, if exercised, would then extend the liability out an additional five years, to 2012.

Off Balance Sheet Financing and Related Party Transactions

        VIVUS has not entered into any off-balance sheet financing arrangements and has not established any special purpose entities. VIVUS has not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets. The only transaction between VIVUS and a related party during 2002 was Mario M. Rosati, one of our directors, who is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as our outside corporate counsel since our formation and has received compensation at normal commercial rates for these services.

Dividend Policy

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

Item 7a.  Quantitative and Qualitative Disclosures about Market Risk

        The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. VIVUS is not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At December 31, 2002 and 2001, we had no debt outstanding, and consequently VIVUS currently has no risk exposure associated with increasing interest rates. VIVUS, however, is exposed to changes in interest rates on our investments in cash equivalents and available-for-sale securities. A significant portion of our investments in cash equivalents and available-for-sale securities are in money market funds that hold short-term investment grade commercial paper, treasury bills or other United States government obligations. Currently, this reduces our exposure to long-term interest rate changes.

Item 8.  Financial Statements and Supplementary Data

VIVUS, INC.

1.  Index to Consolidated Financial Statements

        The following financial statements are filed as part of this Report:

Independent Auditors’ Report

The Board of Directors and Stockholders
VIVUS, Inc.:

        We have audited the accompanying consolidated balance sheet of VIVUS Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and other comprehensive (loss) income, stockholders’ equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in Item 17(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of VIVUS Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

San Jose, California
January 17, 2003

        The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s filing on Form 10-K for the fiscal year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP.

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

/s/ ARTHUR ANDERSEN LLP

San Jose, California
January 17, 2002

VIVUS, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

ASSETS

	DECEMBER 31,
	2002	2001

Current assets:
Cash and cash equivalents	$12,296	$11,545
Available-for-sale securities	11,206	7,835
Accounts receivable (net of allowance for doubtful accounts of $145 and
$232 at December 31, 2002 and 2001, respectively)	3,592	2,314
Inventories, net	1,358	3,100
Prepaid expenses and other assets	1,497	780

Total current assets	29,949	25,574
Property and equipment, net	10,084	12,378
Restricted cash	3,324	3,324
Available-for-sale securities, non-current	6,324	17,298

Total assets	$49,681	$58,574

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,866	$1,241
Accrued and other liabilities	9,109	9,435

Total current liabilities	10,975	10,676
Accrued and other long-term liabilities	4,321	3,923

Total liabilities	15,296	14,599

Stockholders’ equity:
Common stock; $.001 par value; shares authorized— 200,000 at
December 31, 2002 and 2001; shares issued and outstanding— December 31,
2002, 32,999 December 31, 2001, 32,693	33	33
Additional paid-in capital	135,005	133,988
Accumulated other comprehensive income	281	322

Accumulated deficit	(100,934)	(90,368)
Total stockholders' equity	34,385	43,975

Total liabilities and stockholders' equity	$49,681	$58,574

        See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share data)

	YEAR ENDED DECEMBER 31,

	2002	2001	2000

Revenue
United States product	$22,982	$20,764	$22,474
International product	1,387	4,041	5,200
Returns provision	(2,020)	(1,204)	(1,181)

Total revenue	22,349	23,601	26,493
Cost of goods sold	11,207	12,933	8,066

Gross profit	11,142	10,668	18,427

Operating expenses:
Research and development	13,281	12,324	4,670
Selling, general and administrative	10,556	9,314	8,655
Other restructuring costs (income)	--	--	(903)

Total operating expenses	23,837	21,638	12,422

(Loss) income from operations	(12,695)	(10,970)	6,005
Interest and other income:
Interest income	1,312	2,092	2,601
Gain (loss) on disposal of property and equipment	(134)	87	(32)
Foreign exchange gain (loss)	33	(8)	(28)

(Loss) income before provision for income taxes	(11,484)	(8,799)	8,546
Benefit (provision) for income taxes	918	1,729	(855)

Net (loss) income	$(10,566)	$(7,070)	$7,691

Other comprehensive (loss) income:
Unrealized gain (loss) on securities, net of taxes	(41)	157	355
Income tax benefit (provision)	--	--	(36)

Comprehensive (loss) income	$(10,607)	$(6,913)	$8,010

Net (loss) income per share:
Basic	$(0.32)	$(0.22)	$0.24
Diluted	$(0.32)	$(0.22)	$0.23
Shares used in per share computation:
Basic	32,907	32,572	32,328
Diluted	32,907	32,572	33,428

        See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

				Accumulated
	Common Stock		Additional	Other
			Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit	Total

Balances, December 31, 1999	32,211	32	132,643	(190)	(90,989)	41,496
Sale of common stock through employee stock purchase plan	117		276			276
Exercise of common stock options for cash	133		369			369
Change in unrealized gain on securities				355		355
Net income					7,691	7,691

Balances, December 31, 2000	32,461	32	133,288	165	(83,298)	50,187
Sale of common stock through employee stock purchase plan	117	1	319			320
Exercise of common stock options for cash	115		320			320
Stock compensation costs			61			61
Change in unrealized gain on securities				157		157
Net loss					(7,070)	(7,070)

Balances, December 31, 2001	32,693	33	133,988	322	(90,368)	43,975
Sale of common stock through employee stock purchase plan	106		289			289
Exercise of common stock options for cash	200		624			624
Stock compensation costs			104			104
Change in unrealized (loss) on securities				(41)		(41)
Net loss					(10,566)	(10,566)

Balances, December 31, 2002	32,999	33	$135,005	$281	$(100,934)	$34,385

        See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net (loss) income	$(10,566)	$(7,070)	$7,691
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Provision for doubtful accounts	(87)	(72)	157
Depreciation and amortization	2,288	2,252	2,379
Stock compensation costs	104	61	—
(Gain) loss on disposal of property and equipment	134	(87)	32
Changes in assets and liabilities:
Accounts receivable	(1,191)	1,192	841
Inventories	1,742	1,945	(1,518)
Prepaid expenses and other assets	(717)	363	3,195
Accounts payable	625	(534)	(678)
Accrued and other liabilities	72	(3,854)	(7,599)

Net cash (used for) provided by operating activities	(7,596)	(5,804)	4,500

Cash flows from investing activities:
Property and equipment purchases	(169)	(336)	(691)
Proceeds from sale of property and equipment	41	87	57
Investment purchases	(10,567)	(34,958)	(120,941)
Proceeds from sale/maturity of securities	18,129	22,680	140,205
Investment in restricted certificate of deposit	—	—	(3,324)

Net cash (used for) provided by investing activities
	7,434	(12,527)	15,306

Cash flows from financing activities:
Sale of common stock through employee stock purchase plan	289	320	276
Exercise of common stock options	624	320	369

Net cash provided by financing activities
	913	640	645

Net increase (decrease) in cash	751	(17,691)	20,451
Cash:
Beginning of year	11,545	29,236	8,785

End of year	$12,296	$11,545	$29,236

Non-cash investing and financing activities:
Unrealized gain (loss) on securities	$(41)	$157	$355
Supplemental cash flow disclosure:
Income taxes (received) paid	$(6)	$(342)	$532

        See accompanying notes to consolidated financial statements.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Business and Significant Accounting Policies

Business

        VIVUS, Inc. was incorporated in 1991. The Company’s objective is to become a global leader in the development and commercialization of innovative therapies for the treatment of sexual dysfunction and other genitourinary disorders in men and women.

        The Company obtained clearance from the United States Food and Drug Administration to manufacture and market MUSE, a transurethral applicator used for treating erectile dysfunction, in the United States in November 1996. The Medicines Control Agency approved MUSE for marketing in the United Kingdom in November 1997. MUSE has been approved in more than 40 countries around the globe.

        During 1998, the Company experienced a significant decline in market demand for MUSE as the result of the introduction of Viagra® in April 1998. During the second and third quarters of 1998, the Company took significant steps to restructure its operation in an attempt to bring the cost structure in line with current and projected revenues. At December 31, 2002, the Company’s accumulated deficit was approximately $100.9 million.

        The Company primarily sells its products through wholesale channels in the United States. International sales are made only to the Company’s international distributors. All transactions are denominated in United States dollars and the Company operates in a single segment reporting to the chief executive officer, based on the criteria of Statement of Financial Accounting Standards, or SFAS, No. 131, Disclosures about Segments of an Enterprise and Related Information.

Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of VIVUS, Inc., VIVUS International Limited, a wholly owned subsidiary, and VIVUS Ireland Limited, VIVUS UK Limited and VIVUS BV Limited, wholly owned subsidiaries of VIVUS International Limited. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash equivalents.

Available-for-Sale Securities

        Available-for-sale securities represent investments in debt securities that are stated at fair value. The difference between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains or losses, are recorded in “Accumulated Other Comprehensive (Loss) Income,” a separate component of stockholders’ equity until realized. The change in unrealized gains (losses) on investments included in accumulated other comprehensive (loss) income for 2002, 2001 and 2000, in thousands, are $(41), $157, and $355, respectively.

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

        During the quarter ended September 30, 1998, the Company established significant reserves against its inventory to align with new estimates of expected future demand for MUSE. The Company had built up its inventory level prior to and after the launch of Viagra and had not anticipated the impact that Viagra would have on the demand for MUSE. The Company had anticipated sales to ultimately increase as a result of an expanding market for impotence products. Given the decline in demand for MUSE, in 1998 the Company recorded reserves of $16.0 million related to excess raw materials and future inventory purchase commitments for raw materials.

        As of December 31, 2002, the remaining inventory reserve balance is $7.2 million. This remaining balance is related to the raw materials inventory that the Company previously estimated would not be used.

        The Company estimates that at least some portion of the fully reserved inventory will now be used in production. In 2002, the Company used $163 thousand of its fully reserved raw materials inventory and expects to continue to use the fully reserved raw materials in future periods. The fully reserved raw materials are charged to cost of goods sold at a zero basis when used, which has a favorable impact on gross profit.

Prepaid Expenses and Other Assets

        Prepaid expenses and other assets generally consist of deposits and prepayments for future services. Prepayments are expensed when the services are received.

Property and Equipment

        Property and equipment is stated at cost and includes machinery and equipment, computers and software, furniture and fixtures and building improvements. For financial reporting, depreciation and amortization are computed using the straight-line method over estimated useful lives of two to seven years. Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives or remaining lease term. Expenditures for repairs and maintenance, which do not extend the useful life of the property and equipment, are expensed as incurred. Upon retirement, the asset cost and related accumulated depreciation are relieved from the accompanying consolidated financial statements. Gains and losses associated with dispositions or impairment of equipment, vehicles and leasehold improvements are reflected as a component of other income, net in the accompanying consolidated statements of operations.

        In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

        Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

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

United States

        The Company primarily sells its products through the wholesale channel in the United States. Product sales are recorded upon shipment net of reserves for returns and allowances. The reserve for product returns is derived by reviewing the history of product returns. The reserves are reviewed at each reporting period and adjusted to reflect data available at that time. Any changes in the reserve will result in changes in the amount of product sales revenue recognized in the period.

International

        The Company invoices its international distributors based on an agreed transfer price per unit, which is subject to revision based on contractual formulas upon quarterly reconciliations. Final pricing for product shipments to international distributors is subject to contractual formulas based on the distributor’s net realized price to their customers. At the time of shipment, the Company recognizes revenue at the lowest possible price in accordance with contractual formulas and recognizes additional revenue, if any, upon finalization of pricing with its international distributors. As of December 31, 2002, the Company had recorded deferred revenue of $1.5 million representing amounts billed and received in excess of revenue recognized. The Company also recorded $1.5 million of unearned revenue related to the international supply agreement signed with Meda AB in September 2002. This amount is being recognized as income ratably over the term of the supply agreement.

Stock Option Plans

        The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method has been applied to all outstanding and unvested awards in each period.

	2002	2001	2000

Net income, as reported	$(10,566)	$(7,070)	$7,691
Deduct total stock-based employee compensation
expense determined under fair-value-based method for
all rewards, net of tax	(1,820)	(916)	(1,182)

Pro forma net (loss) income	$(12,386)	$(7,986)	$6,509

Pro forma net (loss) income per share:
Basic	$(0.38)	$(0.25)	$0.20
Diluted	$(0.38)	$(0.25)	$0.19

        The weighted-average fair value of options granted in 2002, 2001 and 2000 was $5.64, $2.10 and $2.01, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: no dividend yield, expected volatility of 75%, 86% and 55%, respectively, risk-free interest rates of between 2% to 6%, 3% to 5% and 5% to 6%, respectively and an expected life of 5 years for all years.

Income Taxes

        Income taxes are accounted for under the asset and liability method. The realization of deferred tax assets and liabilities is based on historical tax positions and expectations about future taxable income. Deferred income tax assets and liabilities are computed for differences between the financial statement carrying amount and tax basis of assets and liabilities based on enacted tax laws and rates applicable to the period in which differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are more likely than not to be realized.

License Agreements

        The Company has obtained rights to patented technologies under several licensing agreements. Non-refundable licensing payments made on technologies that are yet to be proven are expensed to research and development. Royalties paid associated with existing products are expensed to cost of goods sold when the liability is generated upon sale of product.

Net (Loss) Income Per Share

        Basic (loss) earnings per share, or EPS, is computed using the weighted average number of common shares outstanding during the periods. Diluted EPS is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options under the treasury stock method. The computation of basic and diluted EPS for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

	(In thousands, except per share data)

Net (loss) income	$(10,566)	$(7,070)	$7,691

Net (loss) income per share — basic	$(.32)	$(.22)	$.24
Effect of dilutive securities (stock options)	—	—	(.01)

Net (loss) income per share — diluted	$(.32)	$(.22)	$.23

Shares used in the computation of net income (loss) per share — basic	32,907	32,572	32,328
Effect of dilutive securities (stock options)	—	—	1,100

Diluted shares	32,907	32,572	33,428

        Options outstanding of 1,153,276 and 589,655 at December 31, 2002 and 2001, respectively, are excluded from the computation of diluted EPS for 2002 and 2001 because the effect would have been antidilutive. Options to purchase 290,041 shares at prices ranging from $5.81 to $25.88, which were outstanding at December 31, 2000, are not included in the computation of diluted EPS for 2000 because the exercise price of the options were greater than the average market price of common shares and the effect, therefore, would have been antidilutive.

Recent Pronouncements

        We adopted SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, on January 1, 2002. Adoption of these pronouncements did not impact on our net loss.

        SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of stock-based employee compensation and revised disclosure requirements, was issued in December 2002. We adopted the revised disclosure requirements in the fourth quarter of 2002. Because we have not elected to expense stock-based compensation at fair value, adoption of this pronouncement did not impact on our net loss.

Note 2.  Available-for-Sale Securities

        The fair value and the amortized cost of available-for-sale securities at December 31, 2002 and 2001 are presented in the table that follows. Fair values are based on quoted market prices obtained from an independent broker. For each category of investment securities, the table presents gross unrealized holding gains and losses.

      As of December 31, 2002 (in thousands):

			Unrealized	Unrealized
	Amortized	Fair Market	Holding	Holding
	Cost	Value	Gains	Losses

United States government securities	$11,051	$11,275	$224	$—
Corporate debt	6,198	6,255	58	(1)

Total	17,249	17,530	282	(1)
Amount classified as short-term	(11,101)	(11,206)	(106)	(1)

Amount classified as long-term	$6,148	$6,324	$176	$(0)

      As of December 31, 2001 (in thousands):

			Unrealized	Unrealized
	Amortized	Fair Market	Holding	Holding
	Cost	Value	Gains	Losses

United States government securities	$12,168	$12,329	$169	$(8)
Corporate debt	12,643	12,804	170	(9)

Total	24,811	25,133	339	(17)
Amount classified as short-term	(7,750)	(7,835)	(93)	8

Amount classified as long-term	$17,061	$17,298	$246	$(9)

        Maturity dates for long-term investments range from March 2004 through January 2005.

Note 3.  Inventories

        Inventories are recorded net of reserves of $7.2 million and $7.5 million as of December 31, 2002 and 2001, respectively, and consist of (in thousands):

	2002	2001

Raw materials	$393	$1,845
Work in process	32	44
Finished goods	933	1,211

Inventory, net	$1,358	$3,100

             As noted above, the Company has recorded significant reserves against the carrying value of its inventories. The reserves relate primarily to raw materials inventory that the Company previously estimated would not be used. The Company estimates that at least some portion of the fully reserved inventory will now be used in production. In  2002, the Company used $163 thousand of its fully reserved raw materials inventory and expects to continue to use the fully reserved raw materials inventory in future periods. Fully reserved raw materials are charged to cost of goods sold at a zero basis when used, which has a favorable impact on gross profit.

Note 4.  Property and Equipment

        Property and equipment as of December 31, 2002 and 2001, respectively, consist of (in thousands):

	2002	2001

Machinery and equipment	$18,144	$19,125
Computers and software	2,414	4,266
Furniture and fixtures	1,249	2,257
Building improvements	11,916	11,855

	33,723	37,503
Accumulated depreciation and amortization	(23,639)	(25,125)

Property and equipment, net	$10,084	$12,378

        For the years ended December 31, 2002, 2001 and 2000, depreciation expense was $2,288, $2,252 and $2,379, respectively.

Note 5.  Accrued and Other Liabilities

        Accrued and other liabilities as of December 31, 2002 and 2001, respectively, consist of (in thousands):

	2002	2001

Short-term accrued and other liabilities
Product returns	$2,280	$1,523
Income taxes	1,554	1,952
Research and clinical expenses	1,363	1,118
Royalties	539	473
Deferred revenue	1,644	2,151
Employee compensation and benefits	1,129	1,485
Other	600	733

Total short-term accrued and other liabilities	$9,109	$9,435

	2002	2001

Long-term accrued and other liabilities
Restructuring	$3,021	$3,923
Deferred revenue	1,300	--

Total long-term accrued and other liabilities	$4,321	$3,923

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

        During the third quarter of 1998, the Company took additional steps to restructure its operations and recorded $54.2 million of costs and write-downs in accordance with Emerging Issues Task Force, or EITF, 94-3. These charges included a $16.0 million write-down of inventory, primarily raw materials and commitments to buy raw materials, a $32.2 million write-down in property, and $6.0 million of other restructuring costs primarily related to personnel costs and operating lease commitments. The property write-downs were calculated in accordance with the provisions of SFAS No. 121 and represent the excess of the carrying value of property and equipment, primarily the Company’s New Jersey manufacturing leaseholds and equipment, over the projected future discounted cash flows for the Company.

        In 2000 the Company reversed $903 thousand of the restructuring reserve related primarily to inventory commitments and other manufacturing expenses that were not required. The remainder of the activity in 2000 related to payments made against the reserve.

        All activity in 2001 was related to payments made against the reserve.

        In 2002, the Company paid $100 thousand and reversed $508 thousand of the restructuring reserve related to inventory purchase commitments that were not required based on the outcome of negotiations with a supplier. The Company also reversed $294 thousand of the restructuring reserve as a result of settlements of a liability for alprostadil purchase commitments. Accordingly, cost of goods sold was reduced by $802 thousand as a result of these reserve reversals.

        Restructuring and related charges in fiscal 2002, 2001 and 2000 (in thousands):

	Severance	Inventory	Property
	and Employee	and Related	and Related	Marketing
	Costs	Commitments	Commitments	Commitments	Other	Total

Balance at December 31, 1999	300	4,005	3,880	0	0	8,185
Activity in 2000	(300)	(3,063)	(556)	—	—	(3,919)

Balance at December 31, 2000	0	942	3,324	0	0	4,266
Activity in 2001	—	(40)	(303)	—	—	(343)

Balance at December 31, 2001	0	902	3,021	0	0	3,923
Activity in 2002	—	(902)	—	—	—	(902)

Balance at December 31, 2002	$0	$0	$3,021	$0	$0	$3,021

        The remaining balance in the restructuring reserve is related to the restoration liability for our leased manufacturing facilities. This liability will remain in effect through the end of the lease term, including any renewals. The Company has exercised its first option to renew the original lease, thereby extending any cash payments to be made relating to this liability out to 2007. The second renewal term, if exercised, would then extend the liability out an additional five years, to 2012.

Note 7.  Stockholders’ Equity

Common Stock

        The Company is authorized to issue 200 million shares of common stock. As of December 31, 2002 and 2001, there were 32,999,167 and 32,693,205 shares, respectively, issued and outstanding.

Preferred Stock

        The Company is authorized to issue 5,000,000 shares of undesignated preferred stock with a par value of $1.00 per share. As of December 31, 2002 and 2001, there are no preferred shares issued or outstanding. The Company may issue shares of preferred stock in the future, without stockholder approval, upon such terms as the Company’s management and Board of Directors may determine.

Note 8.  Stock Option and Purchase Plans

Stock Option Plan

        Under the 2001 Stock Option Plan, or the 2001 Plan, which was approved by the stockholders at the annual meeting held on June 5, 2002, the Company may grant incentive or non-statutory stock options or stock purchase rights, or SPRs. The maximum aggregate number of shares that may be optioned and sold under the Plan is 1,000,000 shares plus (a) any shares that have been reserved but not issued under the Company’s 1991 Incentive Stock Option Plan, or the 1991 Plan; (b) any shares returned to the 1991 Plan as a result of termination of options or repurchase of shares issued under the 1991 Plan; and (c) an annual increase to be added on the first day of the Company’s fiscal year beginning 2003, equal to the lesser of (i) 1,000,000 shares, (ii) 2.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. The 2001 Plan allows the Company to grant incentive stock options to employees at not less than 100% of the fair market value of the stock (110% of fair market value for individuals who control more than 10% of the Company stock) at the date of grant, as determined by the Board of Directors. The 2001 Plan allows the Company to grant non-statutory stock options to employees, directors and consultants at a price to be determined by the Board of Directors. The term of the option is determined by the Board of Directors on the date of grant but shall not be longer than ten years. The 2001 Plan allows the Company to grant SPRs to employees and consultants. Sales of stock under SPRs are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. The Company has a right, but not the obligation, to repurchase the shares at the original sale price, which expires at a rate to be determined by the Board of Directors. As of December 31, 2002, no SPRs have been granted under the 2001 Plan.

        Under the 2001 Plan, non-employee directors will receive an option to purchase 32,000 shares of common stock when they join the Board of Directors. These options vest 25% after one year and 25% annually thereafter. Each non-employee director shall automatically receive an option to purchase 8,000 shares of the Company’s common stock annually upon their reelection and these options are fully exercisable ratably over eight months. Non-employee directors are also eligible to receive additional stock option grants.

        2,278,874 shares expired under the 1991 Plan and were transferred to the 2001 Plan upon stockholder approval in June 2002, and 26,884 shares were returned to the 1991 Plan as a result of termination of options and were subsequently transferred to the 2001 Stock Option Plan. In addition, 185,000 shares from the 1994 Director Option Plan were also transferred to the 2001 Plan in June 2002.

        Details of option activity under these plans are as follows:

	Number	Weighted Average
	of Shares	Exercise Price

Outstanding, December 31, 1999	2,944,276	$3.52

Granted	579,660	4.90
Exercised	(133,166)	2.77
Cancelled	(155,815)	3.19

Outstanding, December 31, 2000	3,234,955	$3.81

Granted	527,961	3.84
Exercised	(115,181)	2.78
Cancelled	(201,836)	7.57

Outstanding, December 31, 2001	3,445,899	$3.63

Granted	503,645	7.59
Exercised	(200,240)	3.12
Cancelled	(77,429)	5.03

Outstanding, December 31, 2002	3,671,875	$4.16

Options Outstanding		Options Exercisable

	Number			Number
	Outstanding at	Weighted-Average		Exercisable
Range of	December 31,	Remaining	Weighted-Average	December 31,	Weighted-Average
Exercise Prices	2001	Contractual Life	Exercise Price	2002	Exercise Price

$0.24 — $2.94	1,405,016	3.9 years	$2.40	1,387,993	$2.40
$3.13 — $4.50	1,273,855	5.9 years	$4.11	932,578	$4.21
$4.84 — $8.08	993,004	7.0 years	$6.74	457,317	$5.87

$0.24 — $8.08	3,671,875	5.4 years	$4.16	2,777,888	$3.58

        At December 31, 2002, 3,007,928 options remain available for grant.

        During 2002, options to purchase 15,000 shares of common stock were granted to research consultants. The fair value of each grant option was estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions: no dividend yield, expected volatility of 86%, risk-free interest rate of 3.84% and an expected life of 10 years.

        As permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for these plans under APB Opinion No. 25. Except for compensation as discussed above, no compensation cost has been recognized because the exercise price equals the market value of stock on the date of grant. Options under these plans generally vest over four years, and all options expire after ten years.

Stock Purchase Plan

        Under the 1994 Employee Stock Purchase Plan, or the Stock Purchase Plan, the Company reserved 800,000 shares of common stock for issuance to employees pursuant to the Stock Purchase Plan, under which eligible employees may authorize payroll deductions of up to 10% of their base compensation (as defined) to purchase common stock at a price equal to 85% of the lower of the fair market value as of the beginning or the end of the offering period. As of December 31, 2002, 609,184 shares have been issued to employees and there are 190,816 available for issuance under the Stock Purchase Plan. During 2002, the weighted average fair market value of shares issued under the Stock Purchase Plan was $2.76 per share.

Note 9.  License Agreements

        In January 2001, the Company entered into a licensing agreement for a proprietary phosphodiesterase type 5 (PDE5) inhibitor for the oral and local treatment of male and female sexual dysfunction. Up-front, non-refundable payments totaling $5 million were made and expensed to research and development upon execution of this agreement. Other substantial payments are required to be made based on certain development, regulatory and sales milestones. No payments were made in 2002, as the Company did not reach the next development stage based on the agreement. In addition, royalty payments would be required on any future product sales.

        The Company has entered into several agreements to license patented technologies that are essential to the development and production of the Company’s transurethral products for the treatment of erectile dysfunction. These agreements generally required milestone payments during the development period. In connection with these agreements, the Company is obligated to pay royalties on product sales covered by the license agreements (4% of United States and Canadian product sales and 3% of sales elsewhere in the world). In 2000, 2001 and 2002, the Company recorded royalty expenses, in thousands, of ($783), $959, and $978, respectively, as cost of goods sold based on product sales. The Company reversed $2.0 million of accrued royalties in 2000 related to shipments to its previous international distributors due to the termination of those distribution agreements.

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

        Future minimum lease payments under operating leases are as follows (in thousands):

2003	1,292
2004	1,330
2005	1,379
2006	1,431
2007	120

$5,552

        Rent expense, in thousands, under operating leases totaled $1,342, $1,263, and $1,235 for the years ended December 31, 2002, 2001, 2000, respectively.

        In November 2002, the Company entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. The initial commitment is to purchase approximately $405 thousand of product in the first quarter of 2003 for testing and regulatory approval. Assuming that the product proves satisfactory, the Company will be required to purchase an additional $1.6 million of product in 2003 and a minimum total of $3.8 million of product from 2004 through 2008.

Note 11.  Income Taxes

        Deferred income taxes result from differences in the recognition of expenses for tax and financial reporting purposes, as well as operating loss and tax credit carry forwards. Significant components of the Company’s deferred income tax assets as of December 31, are as follows (in thousands):

	2002	2001

Deferred tax assets:
Net operating loss carry forwards	$18,717	$15,451
Research and development credit carry forwards	5,649	5,044
Inventory reserve	2,775	2,854
Accruals and other	3,968	3,577
Depreciation	1,134	1,885

	32,243	28,811
Valuation allowance	(32,243)	(28,811)

Total	$—	$—

        For federal and California income tax reporting purposes, respective net operating loss, or NOL, carry forwards of approximately $52.9 million and $5.4 million are available to reduce further taxable income, if any. For federal and California income tax reporting purposes, respective credit carry forwards of approximately $3.8 million and $2.8 million are available to reduce future taxable income, if any. The carry forwards, except for the California research and development credit, expire on various dates through 2022. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and credit carry forwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interest.

        A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance due to the history of losses and the variability of operating results. The net change in the valuation allowance from December 31, 2001 to December 31, 2002 was $3.4 million. As of December 31, 2002 and 2001, the Company had no significant deferred tax liabilities.

        The (benefit)/provision for income taxes attributable to continuing operations is based upon (loss)/income before (benefit)/provision for income taxes as follows, for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

(Loss) income before income taxes:
Domestic	$(6,386)	$(3,751)	$9,374
International	(5,098)	(5,048)	(828)

Total	$(11,484)	$(8,799)	$8,546

        The (benefit)/provision for income taxes consists of the following components for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Current
Federal	$(842)	$(1,681)	$805
State	(85)	(59)	40
Foreign	9	11	10

Total (benefit)/provision for income taxes	$(918)	$(1,729)	$855

        The (benefit)/provision for income taxes differs from the amount computed by applying the statutory federal income tax rates as follows, for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

(Benefit) provision computed at federal statutory rates	(35)%	(35)%	35%
State income taxes, net of federal tax effect	(3)	(3)	6
Net operating losses utilized	—	—	(36)
Tax credits	(5)	(2)	(5)
Change in valuation allowance	30	12	5
Loss/(income) not subject to federal and state taxation	17	22	4
Refund of taxes	(5)	—	—
Adjustment of income tax payable	(3)	(14)
Other	(4)	—	1

(Benefit)/provision for income taxes	(8)%	(20)%	10%

        The 2002 tax benefit relates primarily to a filing for a refund of previously paid alternative minimum taxes which became available due to a 2002 tax law change, as well as an updated estimate of net tax liabilities. The 2001 tax benefit was based on an updated estimate of net tax liabilities.

Note 12.  Concentration of Customers and Suppliers

        Sales to significant customers as a percentage of total revenues are as follows:

	2002	2001	2000

Customer A	30%	19%	15%
Customer B	20%	17%	17%
Customer C	17%	24%	18%
Customer D	17%	12%	10%
Customer E	5%	8%	6%

        Accounts receivable by significant customer as a percentage of the total gross accounts receivable balance are as follows:

	2002	2001

Customer A	43%	24%
Customer B	15%	21%
Customer C	14%	29%
Customer D	14%	11%
Customer E	11%	9%

        The Company did not have any suppliers making up more than 10% of operating costs.

Note 13.  401(k) Plan

        All of the Company’s employees are eligible to participate in the VIVUS 401(k) Plan. Employer-matching contributions for the year ended December 31, 2002, 2001 and 2000, in thousands, were $246, $240, and $97, respectively. The employer-matching portion of the 401(k) plan began on July 1, 2000.

Note 14.  Selected Financial Data

Selected Quarterly Financial Data (unaudited)

	Quarter Ended,

	March 31	June 30	September 30	December 31

2002
Net sales	$6,383	$4,547	$3,530	$7,889
Gross profit	$3,029	$2,997	$1,238	$3,878
Net income (loss)	$(1,857)	$(3,341)	$(3,722)	$(1,646)
Net income (loss) per share:
Basic	$(0.06)	$(0.10)	$(0.11)	$(0.05)
Diluted	$(0.06)	$(0.10)	$(0.11)	$(0.05)
2001
Net sales	$6,359	$6,370	$5,553	$5,319
Gross profit	$2,726	$3,206	$2,267	$2,469
Net income (loss)	$(4,884)	$(914)	$(1,122)	$(150)
Net income (loss) per share:
Basic	$(0.15)	$(0.03)	$(0.03)	$(0.00)
Diluted	$(0.15)	$(0.03)	$(0.03)	$(0.00)

Note 15.  Legal Matters

        On November 3, 1999, the Company filed a demand for arbitration against Janssen Pharmaceutica International with the American Arbitration Association pursuant to the terms of the Distribution Agreement entered into on January 22, 1997. The Company sought compensation for inventory manufactured in 1998 in reliance on contractual forecasts and orders submitted by Janssen Pharmaceutica. The Company also sought compensation for forecasts and order shortfalls attributed to Janssen Pharmaceutica in 1998, pursuant to the terms of the Distribution Agreement. The Company amended its arbitration demand in August 2000 to include claims for lost profits due to Janssen Pharmaceutica’s failure to use the requisite diligence and reasonable efforts to gain regulatory approval for and launch MUSE in China. A full hearing on the merits was conducted before a three-member arbitration panel in Chicago on March 18 – 20, 2002. On July 17, 2002, an Interim Award was issued awarding the Company the purchase price of 332,880 units manufactured for Janssen Pharmaceutica and lost profits on an additional 421,704 forecasted units. The Panel denied any relief on claims related to diligence in China. The dollar value of the claim will be determined by an audit of VIVUS’ cost of goods sold by an independent accountant. Fieldwork for the audit was completed in mid-August 2002 and a final report is expected shortly. In the meantime, a Second Interim Award denied the Company interest on the amounts that will be owed, but awarded it $231,711 for reimbursement of attorney’s fees and $91,738 for reimbursement of costs and expenses related to the arbitration.

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

Note 16.  Subsequent Event (Unaudited)

        In February 2003, the Company executed a distribution and supply agreement with Meda AB to distribute our medical device, ACTIS, an adjustable constriction loop for the treatment of male erectile dysfunction, in certain countries in Europe.

FINANCIAL STATEMENT SCHEDULE

        The financial statement Schedule II — VALUATION AND QUALIFYING ACCOUNTS is filed as part of the Form 10-K.

VIVUS, Inc.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at
	Beginning of	Charged to		Charges				Balance at
	Period	Operations		Utilized		Other		End of Period

Allowance for Doubtful Accounts
Fiscal year ended December 31, 2000	147	266		(109)		—		304
Fiscal year ended December 31, 2001	304	13		(85)		—		232
Fiscal year ended December 31, 2002	232	33		(120)		—		145
Inventory Reserve
Fiscal year ended December 31, 2000	14,969	(2,256	)(2)	(6,678)		1,707	(1)	7,742
Fiscal year ended December 31, 2001	7,742	252		(510)		—		7,484
Fiscal year ended December 31, 2002	7,484	192		(455	)(3)	—		7,221
Product Returns
Fiscal year ended December 31, 2000	4,300	1,181		(3,473)		—		2,008
Fiscal year ended December 31, 2001	2,008	1,204		(1,689)		—		1,523
Fiscal year ended December 31, 2002	1,523	2,020		(1,263)		—		2,280

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

(3)

The Company estimates that at least some portion of the fully reserved inventory will now be used in production. The Company used $163 thousand of its fully reserved raw materials inventory and expects to continue to use the fully reserved raw materials inventory in future periods. The fully reserved raw materials were charged to cost of goods sold at a zero basis when used, which had a favorable impact of gross profit.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Executive Officers and Directors of the Registrant

        The information required by this item is hereby incorporated by reference from the information under the captions “Election of Directors” and “Executive Officers” contained in the Company’s definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company’s last fiscal year in connection with the solicitation of proxies for its 2003 Annual Meeting of Stockholders. The information required by Section 16(a) is incorporated by reference from the information under the caption “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in the Proxy Statement.

Item 11.  Executive Compensation

        The information required by this item is incorporated by reference from the information under the caption “Executive Officer Compensation” in the Company’s Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance under Equity Compensation Plans

        The following table gives information about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2002, including the 1991 Incentive Stock Option Plan, the 1994 Employee Stock Purchase Plan, the 1994 Directors Option Plan and the 2001 Stock Option Plan.

	(a)	(b)	(c)
Number of securities remaining
Plan Category	Number of securities to be		available for future issuance
	issued upon exercise of	Weighted average exercise	under equity compensation
	outstanding options,	price of outstanding options,	plans (excluding securities
	warrants and rights	warrants and rights	reflected in column (a))(1) (2)

Equity compensation
plans approved by	4,281,059	3.96	3,198,744
security holders

Equity compensation
plans not approved by
security holders (3)	None	None	None

Total	4,281,059	3.96	3,198,744

(1)

Includes shares of our common stock reserved under our 2001 Stock Option Plan. The maximum aggregate number of shares that may be optioned and sold under the 2001 Stock Option Plan is 1,000,000 shares plus (a) any shares that have been reserved but not issued under the Company’s 1991 Incentive Stock Option Plan, or the 1991 Plan; (b) any shares returned to the 1991 Plan as a result of termination of options or repurchase of shares issued under the 1991 Plan; and (c) an annual increase to be added on the first day of the Company’s fiscal year beginning 2003, equal to the lesser of (i) 1,000,000 shares, (ii) 2.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. 2,278,874 shares of common stock were not issued under the 1991 Plan and were transferred to the 2001 Plan upon stockholder approval in June 2002, and 26,884 shares were returned to the 1991 Plan as a result of termination of options and were subsequently transferred to the 2001 Stock Option Plan. In addition, 185,000 shares from the 1994 Director Option Plan were also transferred to the 2001 Stock Option Plan in June 2002. See Note 8 of Notes to Consolidated Financial Statements for additional information.

(2)	The 2001 Stock Option Plan is intended to replace the 1991 Plan, which terminated in November 2001, and the 1994 Director Stock Option Plan, which terminated in June 2002.

(3)	All of equity compensation plans have been approved by our security holders.

        The other information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Company’s Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

        The information required by this item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement.

Item 14.  Disclosure Controls and Procedures

(a)	Evaluation of disclosure controls and procedures

Based on an evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)	Changes in internal controls

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

Item 15.  Audit Committee Financial Expert

        [Reserved]

Item 16.   Accountants’ Fees and Services

        The information required by this item is incorporated by reference from the information under the caption “Accountants’ Fees and Services” in the Company’s Proxy Statement.

PART IV

Item 17.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)  Exhibits, Financial Statement Schedules and Reports

      1.     Financial Statements

      The following Financial Statements of VIVUS, Inc. and Independent Auditors’ Reports, have been filed as part of this Form 10-K. See index to Financial Statements under Item 8, above:

        Index to Consolidated Financial Statements

Independent Auditors’ Reports
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations and Other Comprehensive (Loss) Income for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

      2.     Financial Statement Schedules

        The following financial statement schedule of VIVUS, Inc. as set forth on page 50 is filed as part of this report on Form 10-K and should be read in conjunction with the Financial Statements of VIVUS, Inc. incorporated by reference herein:

        Schedule II — Valuation and Qualifying Accounts

        All other schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or the notes thereto.

      3.     Exhibits

Exhibit Number	Description

3.2(7)	Amended and Restated Certificate of Incorporation of the Company

3.3(4)	Bylaws of the Registrant, as amended

3.4(8)	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock

4.1(7)	Specimen Common Stock Certificate of the Registrant

4.2(7)	Registration Rights, as amended

4.4(1)	Form of Preferred Stock Purchase Warrant issued by the Registrant to Invemed Associates, Inc., Frazier Investment Securities, L.P., and Cristina H. Kepner

4.5(8)	Second Amended and Restated Preferred Shares Rights Agreement, dated as of April 15, 1997 by and between the Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(1)†	Assignment Agreement by and between Alza Corporation and the Registrant dated December 31, 1993

10.2(1)†	Memorandum of Understanding by and between Ortho Pharmaceutical Corporation and the Registrant dated February 25, 1992

10.3(1)†	Assignment Agreement by and between Ortho Pharmaceutical Corporation and the Registrant dated June 9, 1992

10.4(1)†	License Agreement by and between Gene A. Voss, MD, Allen C. Eichler, MD, and the Registrant dated December 28, 1992

10.5A(1)†	License Agreement by and between Ortho Pharmaceutical Corporation and Kjell Holmquist AB dated June 23, 1989

10.5B(1)†	Amendment by and between Kjell Holmquist AB and the Registrant dated July 3, 1992

10.5C(1)	Amendment by and between Kjell Holmquist AB and the Registrant dated April 22, 1992

10.5D(1)†	Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992

10.6A(1)†	License Agreement by and between Amsu, Ltd., and Ortho Pharmaceutical Corporation dated June 23, 1989

10.6B(1)†	Amendment by and between Amsu, Ltd., and the Registrant dated July 3, 1992

10.6C(1)	Amendment by and between Amsu, Ltd., and the Registrant dated April 22, 1992

10.6D(1)†	Stock Purchase Agreement by and between Amsu, Ltd., and the Registrant dated July 10, 1992

10.11(4)	Form of Indemnification Agreements by and among the Registrant and the Directors and Officers of the Registrant

10.12(2)	1991 Incentive Stock Plan and Form of Agreement, as amended

10.13(1)	1994 Director Option Plan and Form of Agreement

10.14(1)	Form of 1994 Employee Stock Purchase Plan and Form of Subscription Agreement

10.17(1)	Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay

10.21(3)†	Distribution Services Agreement between the Registrant and Synergy Logistics, Inc. (a wholly-owned subsidiary of Cardinal Health, Inc.) dated February 9, 1996

10.22(3)†	Manufacturing Agreement between the Registrant and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995

10.22A(11)†	Amendment One, dated as of December 11, 1997, to the Manufacturing Agreement by and between VIVUS and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995

10.23(6)†	Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996

10.24(5)†	Distribution Agreement made as of May 29, 1996 between the Registrant and ASTRAZ AB

10.24A(14)†	Amended Distribution Agreement dated December 22, 1999 between AstraZeneca and the Registrant

10.27(11)†	Distribution Agreement made as of January 22, 1997 between the Registrant and Janssen Pharmaceutica International, a division of Cilag AG International

10.27A(11)†	Amended and Restated Addendum 1091, dated as of October 29, 1997, between VIVUS International Limited and Janssen Pharmaceutica International

Exhibit Number	Description

10.28(7)	Lease Agreement made as of January 1, 1997 between the Registrant and Airport Associates

10.29(7)	Lease Amendment No. 1 as of February 15, 1997 between Registrant and Airport Associates

10.29A(10)	Lease Amendment No. 2 dated July 24, 1997 by and between the Registrant and Airport Associates

10.29B(10)	Lease Amendment No. 3 dated July 24, 1997 by and between the Registrant and Airport Associates

10.31(9)†	Manufacture and Supply Agreement between Registrant and Spolana Chemical Works, A.S. dated May 30, 1997

10.32A(11)	Agreement between ADP Marshall, Inc. and the Registrant dated December 19, 1997

10.32B(11)	General Conditions of the Contract for Construction

10.32C(11)	Addendum to General Conditions of the Contract for Construction

10.34(12)†	Agreement dated as of June 30, 1998 between Registrant and Alza Corporation

10.35(12)†	Sales Force Transition Agreement dated July 6, 1998 between Registrant and Alza Corporation

10.36(13)	Form of, "Change of Control Agreements," dated July 8, 1998 by and between the Registrant and certain Executive Officers of the Company.

10.30A(13)	Amendment of lease agreement made as of October 19, 1998 by and between Registrant and 605 East Fairchild Associates, L.P.

10.37(13)	Sublease agreement made as of November 17, 1998 between Caliper Technologies, Inc. and Registrant

10.22B(13)†	Amendment Two, dated as of December 18, 1998 by and between VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works Co.

10.31A(13)†	Amendment One, dated as of December 12, 1998 by and between VIVUS, Inc. and Spolana Chemical Works, A.S.

10.38(14)†	License Agreement by and between ASIVI, LLC, AndroSolutions, Inc., and the Registrant dated February 29, 2000

10.38A(14)†	Operating Agreement of ASIVI, LLC, between AndroSolutions, Inc. and the Registrant dated February 29, 2000

10.39(14)	Sublease agreement between KVO Public Relations, Inc. and the Registrant dated December 21, 1999

10.40(15)†	License and Supply Agreement made as of May 23, 2000 between the Registrant and Abbott Laboratories, Inc.

10.41(16)†	License and Supply Agreement made as of November 20, 2000 between the Registrant and Paladin Labs, Inc.

10.42(16)†	Development, License and Supply Agreement made as of January 22, 2001 between the Registrant and TANABE SEIYAKU CO., LTD.

10.43(17)†	Settlement and Modification Agreement made as of July 12, 2001 between ASIVI, LLC, AndroSolutions, Inc. Gary W. Neal and the Registrant.

10.44(18)	2001 Stock Option Plan and Form of Agreement

10.45(19)†	Supply Agreement made as of September 3, 2002 between the Registrant and Meda AB.

10.46††	Amendment Three, dated November 21, 2002 by and between VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works, Ltd.

10.47	Lease Amendment No. 4 and Settlement Agreement dated October 25, 2000 by and between the Registrant and Airport Associates

10.48††	Exclusive Distribution Agreement dated October 1, 2002 between the Registrant and Cord Logistics

10.49††	Distribution and Supply Agreement made as of February 18, 2003 between the Registrant and Meda AB.

21.2	List of Subsidiaries

†	Confidential treatment granted.

††	Confidential treatment requested.

(1)	Incorporated by reference to the same-numbered exhibit filed with the Registrant's Registration Statement on Form S-1 No. 33-75698, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 No. 33-90390, as amended.

(3)	Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, as amended.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant's Form 8-B filed with the Commission on June 24, 1996.

(5)	Incorporated by reference to the same numbered exhibit filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on June 21, 1996.

(6)	Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(7)	Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(8)	Incorporated by reference to exhibit 99.1 filed with Registrant's Amendment Number 2 to the Registration Statement of Form 8-A (File No. 0-23490) filed with the Commission on April 23, 1997.

(9)	Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(10)	Incorporated by reference to the same numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(11)	Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(12)	Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(13)	Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(14)	Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporated by reference to the same-numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(16)	Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(17)	Incorporated by reference to the same numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(18)	Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-8 filed with the Commission on November 15, 2001.

(19)	Incorporated by reference to the same numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002.

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

Date: March 17, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Leland F. Wilson, certify that:

1.	I have reviewed this annual report on Form 10-K of VIVUS, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

By: /s/ LELAND F. WILSON

Name: Leland F. Wilson
Title: President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Richard Walliser, certify that:

1.	I have reviewed this annual report on Form 10-K of VIVUS, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

By: /s/ RICHARD WALLISER

Name: Richard Walliser
Title: Vice President and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        I, Leland F. Wilson, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of VIVUS, Inc. on Form 10-K for the period ending December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of VIVUS, Inc.

March 17, 2003	By: /s/ Leland F. Wilson

Leland F. Wilson
President and Chief Executive Officer

        I, Richard Walliser, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of VIVUS, Inc. on Form 10-K for the period ending December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Annual Report on Form 10-K fairly presents in all material respects the financial condition and results of operations of VIVUS, Inc.

March 17, 2003	By: /s/ Richard Walliser

Richard Walliser
Vice President and Chief Financial Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LELAND F. WILSON Leland F. Wilson	President, Chief Executive Officer (Principal Executive Officer) and Director	March 17, 2003

/s/ VIRGIL A. PLACE Virgil A. Place	Chairman of the Board and Chief Scientific Officer and Director	March 17, 2003

/s/ RICHARD WALLISER Richard Walliser	Vice President of Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2003

/s/ GRAHAM STRACHAN Graham Strachan	Director	March 17, 2003

/s/ MARIO M. ROSATI Mario M. Rosati	Director	March 17, 2003

/s/ MARK B. LOGAN Mark B. Logan	Director	March 17, 2003

/s/ LINDA M. DAIRIKI SHORTLIFFE, M.D. Linda M. Dairiki Shortliffe, M.D.	Director	March 17, 2003

VIVUS, INC.

REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31, 2002

INDEX TO EXHIBITS

Exhibit		Sequentially
Number	Exhibit Name	Numbered Page

3.2(7)	Amended and Restated Certificate of Incorporation of the Company

3.3(4)	Bylaws of the Registrant, as amended

3.4(8)	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock

4.1(7)	Specimen Common Stock Certificate of the Registrant

4.2(7)	Registration Rights, as amended

4.4(1)	Form of Preferred Stock Purchase Warrant issued by the Registrant to Invemed Associates, Inc., Frazier Investment Securities, L.P., and Cristina H. Kepner

4.5(8)	Second Amended and Restated Preferred Shares Rights Agreement, dated as of April 15, 1997 by and between the Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(1)†	Assignment Agreement by and between Alza Corporation and the Registrant dated December 31, 1993

10.2(1)†	Memorandum of Understanding by and between Ortho Pharmaceutical Corporation and the Registrant dated February 25, 1992

10.3(1)†	Assignment Agreement by and between Ortho Pharmaceutical Corporation and the Registrant dated June 9, 1992

10.4(1)†	License Agreement by and between Gene A. Voss, MD, Allen C. Eichler, MD, and the Registrant dated December 28, 1992

10.5A(1)†	License Agreement by and between Ortho Pharmaceutical Corporation and Kjell Holmquist AB dated June 23, 1989

10.5B(1)†	Amendment by and between Kjell Holmquist AB and the Registrant dated July 3, 1992

10.5C(1)	Amendment by and between Kjell Holmquist AB and the Registrant dated April 22, 1992

10.5D(1)†	Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992

10.6A(1)†	License Agreement by and between Amsu, Ltd., and Ortho Pharmaceutical Corporation dated June 23, 1989

10.6B(1)†	Amendment by and between Amsu, Ltd., and the Registrant dated July 3, 1992

10.6C(1)	Amendment by and between Amsu, Ltd., and the Registrant dated April 22, 1992

10.6D(1)†	Stock Purchase Agreement by and between Amsu, Ltd., and the Registrant dated July 10, 1992

10.11(4)	Form of Indemnification Agreements by and among the Registrant and the Directors and Officers of the Registrant

10.12(2)	1991 Incentive Stock Plan and Form of Agreement, as amended

10.13(1)	1994 Director Option Plan and Form of Agreement

10.14(1)	Form of 1994 Employee Stock Purchase Plan and Form of Subscription Agreement

10.17(1)	Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay

10.21(3)†	Distribution Services Agreement between the Registrant and Synergy Logistics, Inc. (a wholly-owned subsidiary of Cardinal Health, Inc.) dated February 9, 1996

10.22(3)†	Manufacturing Agreement between the Registrant and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995

10.22A(11)†	Amendment One, dated as of December 11, 1997, to the Manufacturing Agreement by and between VIVUS and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995

10.23(6)†	Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996

10.24(5)†	Distribution Agreement made as of May 29, 1996 between the Registrant and ASTRAZ AB

10.24A(14)†	Amended Distribution Agreement dated December 22, 1999 between AstraZeneca and the Registrant

10.27(11)†	Distribution Agreement made as of January 22, 1997 between the Registrant and Janssen Pharmaceutica International, a division of Cilag AG International

10.27A(11) †	Amended and Restated Addendum 1091, dated as of October 29, 1997, between VIVUS International Limited and Janssen Pharmaceutica International

10.28(7)	Lease Agreement made as of January 1, 1997 between the Registrant and Airport Associates

10.29(7)	Lease Amendment No. 1 as of February 15, 1997 between Registrant and Airport Associates

10.29A(10)	Lease Amendment No. 2 dated July 24, 1997 by and between the Registrant and Airport Associates

10.29B(10)	Lease Amendment No. 3 dated July 24, 1997 by and between the Registrant and Airport Associates

10.31(9)†	Manufacture and Supply Agreement between Registrant and Spolana Chemical Works, A.S. dated May 30, 1997

10.32A(11)	Agreement between ADP Marshall, Inc. and the Registrant dated December 19, 1997

10.32B(11)	General Conditions of the Contract for Construction

10.32C(11)	Addendum to General Conditions of the Contract for Construction

10.34(12)†	Agreement dated as of June 30, 1998 between Registrant and Alza Corporation

10.35(12)†	Sales Force Transition Agreement dated July 6, 1998 between Registrant and Alza Corporation

10.36(13)	Form of,“Change of Control Agreements,” dated July 8, 1998 by and between the Registrant and certain Executive Officers of the Company.

10.30A(13)	Amendment of lease agreement made as of October 19, 1998 by and between Registrant and 605 East Fairchild Associates, L.P.

10.37(13)	Sublease agreement made as of November 17, 1998 between Caliper Technologies, Inc. and Registrant

10.22B(13)†	Amendment Two, dated as of December 18, 1998 by and between VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works Co.

10.31A(13)†	Amendment One, dated as of December 12, 1998 by and between VIVUS, Inc. and Spolana Chemical Works, A.S.

10.38(14)†	License Agreement by and between ASIVI, LLC, AndroSolutions, Inc., and the Registrant dated February 29, 2000

10.38A(14)†	Operating Agreement of ASIVI, LLC, between AndroSolutions, Inc. and the Registrant dated February 29, 2000

10.39(14)	Sublease agreement between KVO Public Relations, Inc. and the Registrant dated December 21, 1999

10.40(15)†	License and Supply Agreement made as of May 23, 2000 between the Registrant and Abbott Laboratories, Inc.

10.41(16)†	License and Supply Agreement made as of November 20, 2000 between the Registrant and Paladin Labs, Inc.

10.42(16) †	Development, License and Supply Agreement made as of January 22, 2001 between the Registrant and TANABE SEIYAKU CO., LTD.

10.43(17) †	Settlement and Modification Agreement made as of July 12, 2001 between ASIVI, LLC, AndroSolutions, Inc. Gary W. Neal and the Registrant.

10.44(18)	2001 Stock Option Plan and Form of Agreement

10.45(19)†	Supply Agreement made as of September 3, 2002 between the Registrant and Meda AB.

10.46††	Amendment Three, dated November 21, 2002 by and between VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works, Ltd.

10.47	Lease Amendment No. 4 and Settlement Agreement dated October 25, 2000 by and between the Registrant and Airport Associates

10.48††	Exclusive Distribution Agreement dated October 1, 2002 between the Registrant and Cord Logistics

10.49 ††	Distribution and Supply Agreement made as of February 18, 2003 between the Registrant and Meda AB.

21.2	List of Subsidiaries

†	Confidential treatment granted.

††	Confidential treatment requested.

(1)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Registration Statement on Form S-1 No. 33-75698, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form S-1 No. 33-90390, as amended.

(3)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, as amended.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Form 8-B filed with the Commission on June 24, 1996.

(5)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K/A filed with the Commission on June 21, 1996.

(6)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(7)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(8)	Incorporated by reference to exhibit 99.1 filed with Registrant’s Amendment Number 2 to the Registration Statement of Form 8-A (File No. 0-23490) filed with the Commission on April 23, 1997.

(9)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(10)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(11)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(12)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(13)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(14)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(16)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(17)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(18)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 15, 2001.

(19)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002.