Form 10-Q
period 2003-03-31
VIVUS INC
filed 2003-05-09
CIK 881524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [   ]

     Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)   Yes [X]   No [   ]

     At May 2, 2003, 33,249,150 shares of common stock were outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

ASSETS

	MARCH 31,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
Current assets:
Cash and cash equivalents	$10,187	$12,296
Available-for-sale securities	12,917	11,206
Accounts receivable, net	1,267	3,592
Inventories, net	1,581	1,358
Prepaid expenses and other assets	972	1,497

Total current assets	26,924	29,949
Property and equipment, net	9,562	10,084
Restricted cash	3,324	3,324
Available-for-sale securities, non-current	6,672	6,324

Total assets	$46,482	$49,681

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,270	$1,866
Accrued and other liabilities	8,768	9,109

Total current liabilities	11,038	10,975
Accrued and other long-term liabilities	4,283	4,321

Total liabilities	15,321	15,296

Stockholders’ equity:
Preferred stock; $1.00 par value; shares authorized 5,000; shares issued and
outstanding—March 31, 2003, 0; December 31, 2002, 0	—	—
Common stock; $.001 par value; shares authorized 200,000; shares
issued and outstanding—March 31, 2003, 33,013; December 31, 2002, 32,999	33	33
Additional paid-in capital	135,044	135,005
Accumulated other comprehensive income	209	281
Accumulated deficit	(104,125)	(100,934)

Total stockholders’ equity	31,161	34,385

Total liabilities and stockholders’ equity	$46,482	$49,681

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	THREE MONTHS ENDED

	MARCH 31,	MARCH 31,
	2003	2002

	(UNAUDITED)	(UNAUDITED)
Revenue
United States product	$3,808	$6,595
International product	878	625
Returns provision	(417)	(837)

Total revenue	4,269	6,383
Cost of goods sold	2,784	3,354

Gross profit	1,485	3,029

Operating expenses:
Research and development	2,284	2,773
Selling, general and administrative	2,572	2,688

Total operating expenses	4,856	5,461

Loss from operations	(3,371)	(2,432)
Interest and other income:
Interest income	187	313
Gain (loss) on disposal of property and equipment	(1)	(1)
Foreign exchange gain (loss)	(6)	(5)

Loss before benefit for income taxes	(3,191)	(2,125)
Benefit for income taxes	—	268

Net loss	$(3,191)	$(1,857)

Net loss per share:
Basic	$(0.10)	$(0.06)
Diluted	$(0.10)	$(0.06)
Shares used in per share computation:
Basic	33,011	32,781
Diluted	33,011	32,781

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	THREE MONTHS ENDED

	MARCH 31,	MARCH 31,
	2003	2002

	(UNAUDITED)	(UNAUDITED)
Net loss	$(3,191)	$(1,857)
Other comprehensive loss:
Unrealized loss on securities
	(72)	(188)

Comprehensive loss	$(3,263)	$(2,045)

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED

	MARCH 31,	MARCH 31,
	2003	2002

	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,191)	$(1,857)
Adjustments to reconcile net loss to net cash (used for)
provided by operating activities:
Provision for doubtful accounts	(81)	(31)
Depreciation and amortization	555	571
Stock compensation costs	—	23
Loss on disposal of property and equipment	1	1
Changes in assets and liabilities:
Accounts receivable	2,406	(553)
Inventories	(223)	820
Prepaid expenses and other assets	525	(210)
Accounts payable	404	(326)
Accrued and other liabilities	(379)	153

Net cash provided by (used for) operating activities	17	(1,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(34)	(62)
Investment purchases	(5,147)	(3,915)
Proceeds from sale/maturity of securities	3,016	2,715

Net cash used for investing activities	(2,165)	(1,262)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	39	528

Net cash provided by financing activities	39	528

NET DECREASE IN CASH	(2,109)	(2,143)
CASH:
Beginning of period	12,296	11,545

End of period	$10,187	$9,402

NON-CASH INVESTING ACTIVITIES:
Unrealized loss on securities	$(72)	$(188)
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Income taxes paid	$2	$32

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003

1.     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.     SIGNIFICANT ACCOUNTING POLICIES

        The Company has updated the following significant accounting policy in the current quarter from its previously filed Form 10-K for the year ended December 31, 2002:

Revenue Recognition

        The Company recognizes revenue when the following four criteria are met:

(1)	persuasive evidence of an arrangement exists;
(2)	delivery has occurred;
(3)	the sales price is fixed or determinable; and
(4)	collectibility is reasonably assured.

        The Company recognizes revenue upon shipment when title passes to the customer and risk of loss is transferred to the customer. The Company does not any have any post shipment obligations.

United States

        The Company primarily sells its products through the wholesale channel in the United States. The Company provides for discounts, rebates, returns and other adjustments in the same period the related product sales are recorded. Provisions for discounts, rebates, returns and other adjustments are based upon analysis of historical data. Each period the Company reviews its reserves for discounts, rebates, returns and other adjustments based on data available at that time. Any adjustment to these reserves results in changes in the amount of product sales revenue recognized in the period.

International

        The Company has supply agreements with Meda AB to market and distribute MUSE® and ACTIS® internationally in all Member States of the European Union, the Baltic States, the Czech Republic, Hungary, Iceland, Norway, Poland, Switzerland and Turkey. In Canada, we have entered into a license and supply agreement with Paladin Labs, Inc. for the marketing and distribution of MUSE. Sales to our distribution partners who supply MUSE in the European marketplace for the three months ended March 31, 2003 and 2002 were 100.0% and 89.7% of international sales, respectively. The balance of international sales was made to our Canadian distribution partner.

        The Company invoices its international distributors based on an agreed transfer price per unit, which is subject to revision based on contractual formulas upon quarterly reconciliations. Final pricing for product shipments to international distributors is subject to contractual formulas based on the distributor’s net realized price to their customers. The Company recognizes revenue at the lowest possible price, upon shipment, in accordance with contractual formulas. The Company recognizes additional revenue, if any, upon finalization of pricing with its international distributors. International distributors generally do not have the right to return products unless the products are damaged or defective.

        As of March 31, 2003, the Company had recorded deferred revenue of $1.5 million representing amounts billed and received in excess of revenue recognized. The Company also recorded $1.5 million of unearned revenue related to the international supply agreement signed with Meda AB in September 2002. This amount is being recognized as income ratably over the term of the supply agreement.

3.    INVENTORIES

        Inventories are recorded net of reserves of $6.6 million and $7.2 million as of March 31, 2003 and December 31, 2002, respectively, and consist of:

	MARCH 31, 2003	DECEMBER 31, 2002

	(000'S)

Raw materials	$660	$393
Work in process	79	32
Finished goods	842	933

Inventory, net	$1,581	$1,358

        As noted above, the Company has recorded significant reserves against the carrying value of its inventories. The reserves relate primarily to raw materials inventory that the Company previously estimated would not be used. The Company now estimates that at least some portion of the fully reserved inventory will now be used in production. The Company currently includes in cost of goods sold the standard cost of raw materials inventory. In the first quarter of 2003, the Company used $190 thousand of its fully reserved raw materials inventory. The fully reserved used raw materials were charged to cost of goods sold at a zero basis, which had a favorable impact on gross profit. During the first quarter of 2003, the Company reduced the standard cost of alprostadil based on the weighted average price of all purchases of the raw material. Accordingly, the inventory reserve was reduced by $347 thousand due to the change of standard cost for the previously fully reserved alprostadil in inventory. This change has no impact on the net carrying value of the inventory and the cost of goods sold.

4.     ACCRUED AND OTHER LIABILITIES

        Accrued and other liabilities as of March 31, 2003 and December 31, 2002 consist of:

Short-term accrued and other liabilities	MARCH 31, 2003	DECEMBER 31, 2002

	(000'S)

Product returns	$2,524	$2,280
Income taxes	1,553	1,554
Research and clinical expenses	1,154	1,363
Royalties	363	539
Deferred revenue	1,643	1,644
Employee compensation and benefits	1,013	1,129
Other	518	600

Total short-term accrued and other liabilities	$8,768	$9,109

Long-term accrued and other liabilities	MARCH 31, 2003	DECEMBER 31, 2002

	(000'S)

Restructuring	$3,021	$3,021
Deferred revenue	1,262	1,300

Total long-term accrued and other liabilities	$4,283	$4,321

5.     RESTRUCTURING RESERVE

        During 1998, VIVUS, Inc. experienced a significant decline in market demand for MUSE due to the market launch of sildenafil, the first oral treatment for erectile dysfunction. During the second and third quarters of 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. (See Notes 1 and 6 to the Consolidated Financial Statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K.) The restructuring reserve balance at March 31, 2003 was $3.0 million, remaining the same as at December 31, 2002.

PROPERTY
AND RELATED
COMMITMENTS

(000'S)
Balance at December 31, 2002	$3,021
Activity in first quarter 2003	--

Balance at March 31, 2003	$3,021

        The remaining balance in the restructuring reserve is related to the restoration liability for our leased manufacturing facilities. This liability will remain in effect through the end of the lease term, including any renewals. The Company has exercised its first option to renew the original lease, thereby extending any cash payments to be made to this liability out to 2007. The second renewal term, if exercised, would then extend the liability out an additional five years, to 2012.

6.     CONCENTRATION OF CUSTOMERS AND SUPPLIERS

        During the first three months of 2003 and 2002, sales to significant customers as a percentage of total revenues were as follows:

	2003	2002

Customer A	30%	20%
Customer B	19%	33%
Customer C	18%	16%
Customer D	18%	0%
Customer E	6%	13%

        The Company did not have any suppliers making up more than 10% of operating costs.

7.     STOCK OPTIONS

        The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method has been applied to all outstanding and unvested awards during the first three months of 2003 and 2002.

	2003	2002

Net (loss), as reported	$(3,191)	$(1,857)
Deduct total stock-based employee compensation
expense determined under fair-value-based method
for all rewards, net of tax	(426)	(387)

Pro forma net (loss)	$(3,617)	$(2,244)

Pro forma net (loss) per share:
Basic	$(0.11)	$(0.07)
Diluted	$(0.11)	$(0.07)

8.     LEGAL MATTERS

        On November 3, 1999, the Company filed a demand for arbitration against Janssen Pharmaceutica International with the American Arbitration Association pursuant to the terms of the Distribution Agreement entered into on January 22, 1997. The Company sought compensation for inventory manufactured in 1998 in reliance on contractual forecasts and orders submitted by Janssen Pharmaceutica. The Company also sought compensation for forecasts and order shortfalls attributed to Janssen Pharmaceutica in 1998, pursuant to the terms of the Distribution Agreement. The Company amended its arbitration demand in August 2000 to include claims for lost profits due to Janssen Pharmaceutica’s failure to use the requisite diligence and reasonable efforts to gain regulatory approval for and launch MUSE in China. A full hearing on the merits was conducted before a three-member arbitration panel in Chicago on March 18 – 20, 2002. On July 17, 2002, an Interim Award was issued awarding the Company the purchase price of 332,880 units manufactured for Janssen Pharmaceutica and lost profits on an additional 421,704 forecasted units. The panel denied any relief on claims related to diligence in China. The dollar value of the claim will be determined by an audit of the Company’s cost of goods sold by an independent accountant. Fieldwork for the audit was completed in mid-August 2002 and a final report is expected shortly. In the meantime, a Second Interim Award denied the Company interest on the amounts that will be owed, but awarded it $231,711 for reimbursement of attorney’s fees and $91,738 for reimbursement of costs and expenses related to the arbitration.

        Excluding the pending arbitration discussed above, the Company is not aware of any asserted or unasserted claims against it where an unfavorable resolution would have an adverse material impact on the operations, liquidity or financial position of the Company.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-Q contain “forward-looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our history of losses and variable quarterly results; (2) substantial competition; (3) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (4) our reliance on sole source suppliers; (5) our limited sales and marketing efforts and our reliance on third parties; (6) failure to continue to develop innovative products; (7) risks related to noncompliance with United States Food and Drug Administration regulations; and (8) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, including those set forth in this filing as “Risk Factors Affecting Operations and Future Results.”

        All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

OVERVIEW

        VIVUS, Inc. is a pharmaceutical company developing innovative products to improve quality of life disorders in men and women, with a focus on sexual dysfunction. VIVUS develops and markets MUSE® (alprostadil) and ACTIS®, two innovations in the treatment of erectile dysfunction in the United States. We have entered into supply agreements with Meda AB (Stockholm:MEDAa.ST) to market and distribute MUSE and ACTIS internationally in all Member States of the European Union, the Baltic States, the Czech Republic, Hungary, Iceland, Norway, Poland, Switzerland and Turkey. In Canada, we have entered into a license and supply agreement with Paladin Labs, Inc. (TSE:PLB) for the marketing and distribution of MUSE. We have ongoing research and development programs, including projects in erectile dysfunction, female sexual dysfunction and premature ejaculation.

        In recent years we have invested in a number of research and development projects. The current status of our most advanced research and development projects is depicted in the table below.

Indication	Product Candidate	Progress

Erectile Dysfunction	ALIBRA TA-1790 (oral) TA–1790 (transurethral)	Regulatory Review Phase I Efficacy—Completed Pre–clinical
Female Sexual Dysfunction	ALISTA (topical alprostadil) TA–1790	Phase II–postmenopausal–Completed Phase II–pre-menopausal–On going Pre–clinical
Premature Ejaculation	VI–0134 VI–0162	Phase I Efficacy–Completed Phase I Efficacy–On going

        We anticipate that our research and development expenses will continue to increase as we focus our efforts on clinical development of our current research and development pipeline, targeted acquisitions of new technologies and the development of patentable uses of known pharmacologic agents for which significant safety data already exists.

Recent progress and current plans in our research and development projects include:

•	ALISTA – A proprietary formulation of alprostadil applied locally to the female genitalia to treat female sexual arousal disorder.

—	Our first Phase II clinical study, which was an in-clinic, single dose, multi-center trial designed to evaluate the safety of and response to ALISTA in postmenopausal subjects with female sexual arousal disorder, was completed in 2001. The study demonstrated a significant increase in ALISTA-treated women versus placebo and baseline in sexual response associated with visual sexual stimulation. ALISTA was associated with a rapid and sustained improvement in sexual response.

—	An expanded Phase II study, designed to evaluate the efficacy and safety of ALISTA when used by postmenopausal women with female sexual arousal disorder at home with their partner, was completed in the first quarter of 2003. The study demonstrated a statistically significant improvement in satisfactory sexual arousal and/or orgasm in postmenopausal women who were treated with the 400 mcg dose of ALISTA.

—	A second at home study to evaluate the efficacy and safety of ALISTA when used by pre-menopausal women with female sexual arousal disorder began at the end of the first quarter of 2003.

•	TA-1790 – A fast-acting, highly selective, potent phosphodiesterase type 5 (PDE5) inhibitor for the oral and local treatments of male and female sexual dysfunction.

—	We filed an Investigational New Drug application with the United States Food & Drug Administration in December 2001 to initiate a clinical study to evaluate the safety of and erectile response to oral TA-1790 in men with erectile dysfunction. This single-dose trial began in the first quarter of 2002. Subjects with mild-to-moderate erectile dysfunction were treated with placebo, TA-1790, and Viagra® prior to visual sexual stimulation, and their penile rigidity response was measured over a two-hour period. Dosing was completed during the third quarter 2002 and demonstrated that TA-1790 caused a rapid increase in penile rigidity that was statistically significantly greater than placebo. TA-1790 was safe and well tolerated in this trial. Thus, clinical data from this study demonstrated that TA-1790 is capable of restoring penile function in men with erectile dysfunction.

—	A single and multiple dose pharmacokinetic study with oral TA-1790 was completed and data is being analyzed.

—	At the end of 2001, we began pre-clinical development work on a transurethral formulation of TA-1790, alone and in combination with alprostadil, for the treatment of erectile dysfunction. Our goal for the local administration of TA-1790 is to provide an effective therapy for patients who do not have success with, or cannot use oral treatments.

•	VI-0162 AND VI-0134 – On demand, oral treatments for PE.

—	During the fourth quarter of 2002, we initiated a clinical trial to evaluate the safety and efficacy of VI-0162, a proprietary, oral, on-demand treatment for premature ejaculation. This study is an at home, double blind, placebo controlled design. The trial is expected to be completed during the second quarter of 2003.

—	During the fourth quarter of 2001, we initiated a clinical trial to evaluate the pharmacokinetic (blood levels in relation to time) profile of our new oral formulation of VI-0134. This study was completed during the second quarter of 2002. We are currently evaluating our strategic options for VI-0134 for this indication. Further development of VI-0134 would be dependent on the outcome of the studies involving VI-0162 as discussed above.

        We continue to place significant emphasis on securing global intellectual property rights and aggressively pursuing new patents to expand upon our foundation for commercializing products in development. In the United States, patents and patent applications licensed to and developed by VIVUS currently include 23 in erectile dysfunction, 19 in female sexual dysfunction and 7 in premature ejaculation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, income taxes, restructuring, inventories and contingencies and litigation. (See Critical Accounting Policies and Estimates on page 25 of the Company’s Annual report on Form 10-K for the year ended December 31, 2002.) We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company has updated the following critical accounting policy and estimate in the current quarter from its previously filed Form 10-K for the year ended December 31, 2002:

•	Available-for-Sale Securities: Available-for-sale securities represent investments in debt securities that are stated at fair value. We restrict our cash investments to:

•	Direct obligations of the United States Treasury;

•	Federal Agency securities which carry the direct or implied guarantee of the United States government; and

•	Corporate securities, including commercial paper, rated A1/P1 or better.

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

FISCAL 2003 HIGHLIGHTS

FIRST QUARTER

        The Company reported a net loss of $3.2 million, for a $0.10 net loss per share. Lower United States product revenue contributed to the loss.

        Our expanded Phase II study, designed to evaluate the efficacy and safety of ALISTA when used by postmenopausal women with female sexual arousal disorder at home with their partner, was completed in the first quarter of 2003. The study demonstrated a statistically significant improvement in satisfactory sexual arousal and/or orgasm in postmenopausal women who were treated with the 400 mcg dose of ALISTA.

        We initiated a second at home clinical study for ALISTA designed to evaluate the efficacy and safety of ALISTA when used by pre-menopausal women with female sexual arousal disorder.

        We were awarded a new patent by the United States Patent and Trademark Office for the transmucosal use of PDE inhibitors to treat erectile dysfunction. This allows us to develop PDE inhibitors that could be administered by routes other than oral or transurethral, including buccal (between the cheek and gum) and sublingual (underneath the tongue).

RESULTS OF OPERATIONS

      Three Months Ended March 31, 2003 and 2002

        For the three months ended March 31, 2003, the Company reported a net loss of $3.2 million, for a $0.10 net loss per share as compared to a net loss of $1.9 million, or a $0.06 net loss per share, during the same quarter in 2002. Lower United States product revenue contributed to the change from the same period last year.

        The Company anticipates continued losses over the next several quarters. The Company does not expect increases in MUSE sales, and the Company will continue to invest in clinical development of its current research and development pipeline in an attempt to bring those potential products to market.

        Revenue.   United States net product revenue for the quarter ended March 31, 2003 was $3.4 million compared to $5.8 million for the quarter ended March 31, 2002. We believe the decrease in revenue in the quarter ended March 31, 2002 is primarily due to wholesaler buying patterns. Based on information from our third party data resource providers, total unit demand for MUSE in the United States in the first quarter of 2003 decreased by only 5% as compared to the first quarter of 2002. We believe 2003 product revenue will be consistent with 2002 levels.

        Product return data through the first quarter of 2003 indicated an increase to the returns provision was warranted. Approximately $146 thousand of the $417 thousand recorded for the returns provision in the first quarter of 2003 reflects the required increase to the product returns liability for sales made from January 2000 through December 2002.

        International product revenue was $878 thousand for the first quarter of 2003, an increase of $253 thousand compared to the same period last year. The increase in international revenue in the first quarter of 2003 is a result of our new distributor Meda building their inventories to levels that are sufficient to support MUSE sales in the European marketplace. Based on current forecasts from Meda, we anticipate that 2003 international revenue will continue to increase over 2002 levels.

        Cost of goods sold.  Cost of goods sold in the first quarter of 2003 was $2.8 million, as compared to $3.4 million for the first quarter of 2002. Lower sales volumes in the first quarter of 2003 resulted in lower manufacturing costs of $379 thousand. We also used certain raw material inventory, the cost basis of which had been reduced to zero in prior years. This had a favorable impact on our gross profit in the first quarter of 2003 of $190 thousand.

        Research and development expenses.  Research and development expenses for the first quarter of 2003 were $2.3 million, as compared to $2.8 million for the three months ended March 31, 2002. The decrease is due to heavier clinical trial activity in the first quarter of 2002 as compared to the first quarter of 2003. The Company currently does not expect to recognize revenues from sales of any new products being developed through research and development efforts until 2006 at the earliest.

        Selling, general and administrative expenses.  Selling, general and administrative expenses in the first quarter of 2003 of $2.6 million were comparable to the same period last year.

        Interest income.  Interest income for the three months ended March 31, 2003 was $187 thousand as compared to $313 thousand for the three months ended March 31, 2002. A declining interest rate environment and the $5.8 million reduction in unrestricted cash, cash equivalents and available-for-sale securities from March 31, 2002 to March 31, 2003 contributed to the decrease in interest income.

        Benefit for income taxes.  During the first quarter of 2002, we recorded a net tax benefit of $268 thousand based on an updated estimate of our net tax liabilities. During the first quarter of 2003, there was no such benefit.

LIQUIDITY AND CAPITAL RESOURCES

        Cash.   Unrestricted cash, cash equivalents and available-for-sale securities totaled $29.8 million at both March 31, 2003, and December 31, 2002.

        Since inception, we have financed operations primarily from the issuance of equity securities. Through March 31, 2003, VIVUS raised $156.0 million from financing activities and had an accumulated deficit of $104.1 million at March 31, 2003.

        Available-for-sale securities.   The Company focuses on liquidity and capital preservation in its investments in available-for-sale securities. The Company restricts its cash investments to:

  Direct obligations of the United States Treasury;

  Federal Agency securities which carry the direct or implied guarantee of the United States government; and

  Corporate securities, including commercial paper, rated A1/P1 or better.

        The Company sequences the maturities of its investments consistent with its cash forecasts. The weighted average maturity of the portfolio is not to exceed 18 months. As investments mature, the Company re-invests the money by purchasing additional securities. As the Company needs cash for its operating expenses, it sells such investment securities. Because the Company sequences maturities consistent with its cash forecasts, gains and losses on sales of securities are typically insignificant.

        Accounts Receivable.   Accounts receivable (net of allowance for doubtful accounts) at March 31, 2003 was $1.3 million, as compared to $3.6 million at December 31, 2002. The 63.9% decrease in the accounts receivable balance at March 31, 2003 is due to an 80.4% decrease in the number of units sold in March 2003 as compared to December 2002. Currently, the Company does not have any significant concerns related to accounts receivable or collections.

        Liabilities.   Total liabilities were $15.3 million at March 31, 2003, unchanged from December 31, 2002.

        Operating Activities.  Our operating activities provided $17 thousand of cash during the three months ended March 31, 2003 and used $1.4 million of cash during the three months ended March 31, 2002. During the first quarter of 2003, our net operating loss was offset by a $2.4 million reduction in our accounts receivable balance due to the collection of monies owed.

        Investing Activities.  Net cash used for investing activities was $2.2 million and $1.3 million during the three months ended March 31, 2003 and 2002, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

        Financing Activities.  Financing activities provided cash of $39 thousand and $528 thousand during the three months ended March 31, 2003 and 2002, respectively. These amounts are the proceeds from the exercise of stock options in both the first quarter of 2003 and 2002.

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

RISK FACTORS AFFECTING OPERATIONS AND FUTURE RESULTS

        Set forth below and elsewhere in this Quarterly Report and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report. These are not the only risks and uncertainties facing VIVUS. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

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

        We are developing ALISTA for the potential treatment of female sexual arousal disorder. We completed dosing for our first Phase II clinical study for topical ALISTA during the third quarter of 2001. Our second Phase II ALISTA clinical trial, which was a multi-center, double blind, at-home efficacy and safety study, was completed in the first quarter of 2003. There are no guarantees that ALISTA will prove to be safe and effective or that we will receive regulatory approval for the treatment of female sexual arousal disorder or any other indication. Even if ALISTA eventually becomes an approved product, there can be no assurance that this treatment for female sexual arousal disorder will be successful in the marketplace.

        We are evaluating VI-0134 and VI-0162 for the potential treatment of premature ejaculation. We have recently completed a clinical trial to assess the pharmacokinetics (blood levels in relation to time) of VI-0134, our re-formulated oral, on-demand treatment for premature ejaculation. We initiated a clinical trial to evaluate the safety and efficacy of VI-0162, a proprietary, oral, on-demand treatment for PE. However, there can be no assurance that these studies or future clinical studies, if performed, will be successful or that a product for the treatment of premature ejaculation, if approved, will prove to be commercially successful.

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

  unforeseen safety issues; and

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

        Competition in the pharmaceutical and medical products industries is intense and is characterized by extensive research efforts and rapid technological progress. Certain treatments for erectile dysfunction exist, such as oral medications, needle injection therapy, vacuum constriction devices and penile implants, and the manufacturers of these products will continue to improve these therapies. The most significant competitive therapy is an oral medication marketed by Pfizer under the name Viagra®, which received regulatory approvals in the United States in March 1998 and in the European Union in September 1998. The commercial launch of Viagra in the United States in April 1998 significantly decreased demand for MUSE. Another oral medication under the name Uprima® was approved and launched in Europe by Abbott Laboratories and Takeda in May 2001. Most recently, a new oral medication under the name CialisTM was approved and launched in Europe by Lilly ICOS LLC and in Australia and New Zealand by Eli Lilly and Company in February 2003. During the first quarter of 2003, Bayer and GlaxoSmithKline launched Levitra® in the European Union.

        Additional competitive products in the erectile dysfunction market include needle injection therapy products from Pharmacia and Schwartz Pharma, which were approved by the United States Food and Drug Administration in July 1995 and June 1997, respectively. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of erectile dysfunction. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources abilities than VIVUS. In addition, many of these companies have significantly greater experience than us in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. Lilly ICOS LLC and Bayer AG filed NDAs with the United States Food and Drug Administration in June and September 2001, respectively, for their oral erectile dysfunction medications. These companies may market commercial products either on their own or through collaborative efforts, such as Bayer AG, which signed a worldwide co-promotion agreement with GlaxoSmithKline plc for its product. Our competitors may develop technologies and products that are more effective than those we are currently marketing or developing. Such developments could render our products less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited experience.

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

If our raw material supplier fails to supply us with alprostadil, for which availability is limited, we may experience delays in our product development and commercialization.

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

        We entered into an agreement granting Paladin Labs exclusive marketing and distribution rights for MUSE in Canada. This agreement does not have minimum purchase commitments and we are entirely dependent on Paladin Lab’s efforts to distribute and sell our product effectively in Canada. There can be no assurance that such efforts will be successful or that Paladin Labs will continue to support the product.

        We entered into supply agreements granting Meda AB exclusive marketing and distribution rights for MUSE and ACTIS in all Members States of the European Union, the Baltic States, the Czech Republic, Hungary, Iceland, Norway, Poland, Switzerland and Turkey. These agreements do not have minimum purchase commitments and we are entirely dependent on Meda AB’s efforts to distribute and sell our products effectively in all these markets. There can be no assurance that such efforts will be successful or that Meda AB will continue to support the products.

We have an accumulated deficit of $104.1 million at March 31, 2003 and expect to continue to incur substantial operating losses for the foreseeable future.

        We have generated a cumulative net loss of $104.1 million for the period from our inception through March 31, 2003 and we anticipate losses for the next several quarters due to increased investment in our research and development programs and limited revenues. We are subject to a number of risks, including our ability to develop and successfully commercialize products in our research and development pipeline, our ability to market, distribute and sell our products in the United States, our reliance on others to market and distribute MUSE in countries other than the United States, intense competition, and our reliance on a single therapeutic approach to erectile dysfunction. There can be no assurance that we will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of our future success.

We are dependent upon a single therapeutic approach to treat erectile dysfunction.

        MUSE relies on a single therapeutic approach to treat erectile dysfunction, a transurethral system for erection. The existence of side effects or dissatisfaction with this product may impact a patient’s decision to use or continue to use, or a physician’s decision to recommend, this therapeutic approach as a therapy for the treatment of erectile dysfunction, thereby affecting the commercial viability of MUSE. In addition, technological changes or medical advancements could diminish or eliminate the commercial viability of our product, the results of which could have a material effect on our business operations and results.

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

        The patent positions of pharmaceutical companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We apply for patents covering our technologies and products, as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others may independently develop similar or alternative technologies or design around our patented technologies or products. These companies would then be able to develop, manufacture and sell products, which compete directly with our products. In that case, our revenues and operating results could decline.

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

        Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, all of whom have been granted stock options.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. VIVUS is not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At March 31, 2003 and December 31, 2002, we had no debt outstanding, and consequently VIVUS currently has no risk exposure associated with increasing interest rates. VIVUS, however, is exposed to changes in interest rates on our investments in cash equivalents and available-for-sale securities. A significant portion of all of our investments in cash equivalents and available-for-sale securities are in money market funds that hold short-term investment grade commercial paper, treasury bills or other United States government obligations. Currently, this reduces our exposure to long-term interest rate changes.

ITEM 4.   CONTROLS AND PROCEDURES

        (a.)   Evaluation of disclosure controls and procedures.   Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer along with Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

        (b.)   Changes in internal controls.   There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out this evaluation.

PART II: OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        On November 3, 1999, the Company filed a demand for arbitration against Janssen Pharmaceutica International with the American Arbitration Association pursuant to the terms of the Distribution Agreement entered into on January 22, 1997. The Company sought compensation for inventory manufactured in 1998 in reliance on contractual forecasts and orders submitted by Janssen Pharmaceutica. The Company also sought compensation for forecasts and order shortfalls attributed to Janssen Pharmaceutica in 1998, pursuant to the terms of the Distribution Agreement. The Company amended its arbitration demand in August 2000 to include claims for lost profits due to Janssen Pharmaceutica’s failure to use the requisite diligence and reasonable efforts to gain regulatory approval for and launch MUSE in China. A full hearing on the merits was conducted before a three-member arbitration panel in Chicago on March 18 – 20, 2002. On July 17, 2002, an Interim Award was issued awarding the Company the purchase price of 332,880 units manufactured for Janssen and lost profits on an additional 421,704 forecasted units. The Panel denied any relief on claims related to diligence in China. The dollar value of the claim will be determined by an audit of the Company’s cost of goods sold by an independent accountant. Fieldwork for the audit was completed in mid-August 2002 and a final report is expected shortly. In the meantime, a Second Interim Award denied the Company interest on the amounts that will be owed, but awarded it $231,711 for reimbursement of attorney’s fees and $91,738 for reimbursement of costs and expenses related to the arbitration.

        In the normal course of business, the Company receives and makes inquiries regarding patent infringement and other legal matters. The Company believes that it has meritorious claims and defenses and intends to pursue any such matters vigorously. Excluding the pending arbitration discussed above, the Company is not aware of any asserted or unasserted claims against it where the resolution would have an adverse material impact on the operations, liquidity or financial position of the Company.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   EXHIBITS (IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

EXHIBIT
NUMBER	DESCRIPTION

3.2(7)	Amended and Restated Certificate of Incorporation of the Company

3.3(4)	Bylaws of the Registrant, as amended

3.4(8)	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock

4.1(7)	Specimen Common Stock Certificate of the Registrant

4.2(7)	Registration Rights, as amended

4.4(1)	Form of Preferred Stock Purchase Warrant issued by the Registrant to Invemed Associates, Inc., Frazier Investment Securities, L.P., and Cristina H. Kepner

4.5(8)	Second Amended and Restated Preferred Shares Rights Agreement, dated as of April 15, 1997 by and between the Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(1)†	Assignment Agreement by and between ALZA Corporation and the Registrant dated December 31, 1993

10.2(1)†	Memorandum of Understanding by and between Ortho Pharmaceutical Corporation and the Registrant dated February 25, 1992

10.3(1)†	Assignment Agreement by and between Ortho Pharmaceutical Corporation and the Registrant dated June 9, 1992

10.4(1)†	License Agreement by and between Gene A. Voss, MD, Allen C. Eichler, MD, and the Registrant dated December 28, 1992

10.5A(1)†	License Agreement by and between Ortho Pharmaceutical Corporation and Kjell Holmquist AB dated June 23, 1989

10.5B(1)†	Amendment by and between Kjell Holmquist AB and the Registrant dated July 3, 1992

10.5C(1)	Amendment by and between Kjell Holmquist AB and the Registrant dated April 22, 1992

10.5D(1)†	Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992

10.6A(1)†	License Agreement by and between Amsu, Ltd., and Ortho Pharmaceutical Corporation dated June 23, 1989

10.6B(1)†	Amendment by and between Amsu, Ltd., and the Registrant dated July 3, 1992

10.6C(1)	Amendment by and between Amsu, Ltd., and the Registrant dated April 22, 1992

10.6D(1)†	Stock Purchase Agreement by and between Amsu, Ltd., and the Registrant dated July 10, 1992

10.11(4)	Form of Indemnification Agreements by and among the Registrant and the Directors and Officers of the Registrant

10.12(2)	1991 Incentive Stock Plan and Form of Agreement, as amended

10.13(1)	1994 Director Option Plan and Form of Agreement

10.14(1)	Form of 1994 Employee Stock Purchase Plan and Form of Subscription Agreement

10.17(1)	Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay

10.21(3)†	Distribution Services Agreement between the Registrant and Synergy Logistics, Inc. (a wholly-owned subsidiary of Cardinal Health, Inc.) dated February 9, 1996

10.22(3)†	Manufacturing Agreement between the Registrant and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995

10.22A(11)†	Amendment One, dated as of December 11, 1997, to the Manufacturing Agreement by and between VIVUS and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995

10.23(6)†	Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996

10.24(5)†	Distribution Agreement made as of May 29, 1996 between the Registrant and ASTRAZ AB

10.24A(14)†	Amended Distribution Agreement dated December 22, 1999 between AstraZeneca and the Registrant

10.27(11)†	Distribution Agreement made as of January 22, 1997 between the Registrant and Janssen Pharmaceutica International, a division of Cilag AG International

10.27A(11)†	Amended and Restated Addendum 1091, dated as of October 29, 1997, between VIVUS International Limited and Janssen Pharmaceutica International

10.28(7)	Lease Agreement made as of January 1, 1997 between the Registrant and Airport Associates

EXHIBIT
NUMBER	DESCRIPTION

10.29(7)	Lease Amendment No. 1 as of February 15, 1997 between Registrant and Airport Associates

10.29A(10)	Lease Amendment No. 2 dated July 24, 1997 by and between the Registrant and Airport Associates

10.29B(10)	Lease Amendment No. 3 dated July 24, 1997 by and between the Registrant and Airport Associates

10.31(9)†	Manufacture and Supply Agreement between Registrant and Spolana Chemical Works, A.S. dated May 30, 1997

10.32A(11)	Agreement between ADP Marshall, Inc. and the Registrant dated December 19, 1997

10.32B(11)	General Conditions of the Contract for Construction

10.32C(11)	Addendum to General Conditions of the Contract for Construction

10.34(12)†	Agreement dated as of June 30, 1998 between Registrant and ALZA Corporation

10.35(12)†	Sales Force Transition Agreement dated July 6, 1998 between Registrant and ALZA Corporation

10.36(13)	Form of, “Change of Control Agreements,” dated July 8, 1998 by and between the Registrant and certain Executive Officers of the Company.

10.30A(13)	Amendment of lease agreement made as of October 19, 1998 by and between Registrant and 605 East Fairchild Associates, L.P.

10.37(13)	Sublease agreement made as of November 17, 1998 between Caliper Technologies, Inc. and Registrant

10.22B(13)†	Amendment Two, dated as of December 18, 1998 by and between VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works Co.

10.31A(13)†	Amendment One, dated as of December 12, 1998 by and between VIVUS, Inc. and Spolana Chemical Works, A.S.

10.38(14)†	License Agreement by and between ASIVI, LLC, AndroSolutions, Inc., and the Registrant dated February 29, 2000

10.38A(14)†	Operating Agreement of ASIVI, LLC, between AndroSolutions, Inc. and the Registrant dated February 29, 2000

10.39(14)	Sublease agreement between KVO Public Relations, Inc. and the Registrant dated December 21, 1999

10.40(15)†	License and Supply Agreement made as of May 23, 2000 between the Registrant and Abbott Laboratories, Inc.

10.41(16)†	License and Supply Agreement made as of November 20, 2000 between the Registrant and Paladin Labs, Inc.

10.42(16)†	Development, License and Supply Agreement made as of January 22, 2001 between the Registrant and TANABE SEIYAKU CO., LTD.

10.43(17)†	Settlement and Modification Agreement made as of July 12, 2001 between ASIVI, LLC, AndroSolutions, Inc. Gary W. Neal and the Registrant.

10.44(18)	2001 Stock Option Plan and Form of Agreement

10.45(19)†	Supply Agreement made as of September 3, 2002 between the Registrant and Meda AB.

10.46(20)††	Amendment Three, dated November 21, 2002 by and between VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works, Ltd.

10.47(20)	Lease Amendment No. 4 and Settlement Agreement dated October 25, 2000 by and between the Registrant and Airport Associates

10.48(20)††	Exclusive Distribution Agreement dated October 1, 2002 between the Registrant and Cord Logistics

10.49(20)††	Distribution and Supply Agreement made as of February 18, 2003 between the Registrant and Meda AB.

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C 1350

†          Confidential treatment granted.

††        Confidential treatment requested.

(1)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Registration Statement on Form S-1 No. 33-75698, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form S-1 No. 33-90390, as amended.

(3)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, as amended.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Form 8-B filed with the Commission on June 24, 1996.

(5)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K/A filed with the Commission on June 21, 1996.

(6)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(7)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(8)	Incorporated by reference to exhibit 99.1 filed with Registrant’s Amendment Number 2 to the Registration Statement of Form 8-A (File No. 0-23490) filed with the Commission on April 23, 1997.

(9)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(10)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(11)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(12)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(13)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(14)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(16)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(17)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(18)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 15, 2001.

(19)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(20)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

        (b)  REPORTS ON FORM 8-K

        None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2003	VIVUS, Inc.

/s/ RICHARD WALLISER Richard Walliser Vice President and Chief Financial Officer

/s/ LELAND F. WILSON Leland F. Wilson President and Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 Section U.S.C 1350

_________________

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Leland F. Wilson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of VIVUS, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By: /s/ LELAND F. WILSON

Name: Leland F. Wilson
Title: President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Richard Walliser, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of VIVUS, Inc.;

2.

Based on my knowledge, this quarterlyl report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterlyl report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

By: /s/ RICHARD WALLISER

Name: Richard Walliser
Title: Vice President and Chief Financial Officer