Form 10-Q
period 2003-06-30
VIVUS INC
filed 2003-08-05
CIK 881524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

     At July 31, 2003, 37,652,764 shares of common stock were outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

ASSETS

	JUNE 30,	DECEMBER 31,
	2003	2002

	(UNAUDITED)
Current assets:
Cash and cash equivalents	$8,435	$12,296
Available-for-sale securities	17,272	11,206
Accounts receivable, net	2,034	3,592
Inventories, net	1,693	1,358
Prepaid expenses and other assets	1,305	1,497

Total current assets	30,739	29,949
Property and equipment, net	9,083	10,084
Restricted cash	3,324	3,324
Available-for-sale securities, non-current	16,060	6,324

Total assets	$59,206	$49,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,730	$1,866
Accrued and other liabilities	8,313	9,109

Total current liabilities	10,043	10,975
Accrued and other long-term liabilities	4,246	4,321

Total liabilities	14,289	15,296

Stockholders’ equity:
Preferred stock; $.001 par value; shares authorized 5,000; shares issued and
outstanding — June 30, 2003, 0; December 31, 2002, 0	—	—
Common stock; $.001 par value; shares authorized 200,000; shares
issued and outstanding — June 30, 2003, 37,651; December 31, 2002, 32,999	37	33
Additional paid-in capital	151,772	135,005
Accumulated other comprehensive income	158	281
Accumulated deficit	(107,050)	(100,934)

Total stockholders’ equity	44,917	34,385

Total liabilities and stockholders’ equity	$59,206	$49,681

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2003	2002	2003	2002

	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Revenue
United States product	$2,961	$4,642	$6,769	$11,237
International product	960	244	1,838	869
Returns provision	(273)	(339)	(690)	(1,176)

Total revenue	3,648	4,547	7,917	10,930
Cost of goods sold	2,424	1,550	5,208	4,904

Gross profit	1,224	2,997	2,709	6,026

Operating expenses:
Research and development	1,846	3,980	4,130	6,753
Selling, general and administrative	2,492	2,712	5,064	5,400

Total operating expenses	4,338	6,692	9,194	12,153

Loss from operations	(3,114)	(3,695)	(6,485)	(6,127)
Interest and other income:
Interest income	173	332	360	645

Loss on disposal of property and equipment	—	(1)	(1)	(2)
Foreign exchange gain	16	23	10	18

Loss before benefit for income taxes	(2,925)	(3,341)	(6,116)	(5,466)
Benefit for income taxes	—	—	—	268

Net loss	$(2,925)	$(3,341)	$(6,116)	$(5,198)

Net loss per share:
Basic	$(0.08)	$(0.10)	$(0.18)	$(0.16)
Diluted	$(0.08)	$(0.10)	$(0.18)	$(0.16)
Shares used in per share computation:
Basic	35,073	32,913	34,048	32,847
Diluted	35,073	32,913	34,048	32,847

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	THREE MONTHS ENDED		SIX MONTHS ENDED

	JUNE 30,	JUNE 30,	JUNE 30,	JUNE 30,
	2003	2002	2003	2002

	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Net loss	$(2,925)	$(3,341)	$(6,116)	$(5,198)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	(51)	236	(123)	48

Comprehensive (loss)	$(2,976)	$(3,105)	$(6,239)	$(5,150)

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	SIX MONTHS ENDED JUNE 30,

	2003	2002

	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,116)	$(5,198)

Adjustments to reconcile net loss to net cash used for
operating activities:
Provision for doubtful accounts	(70)	(117)
Depreciation and amortization	1,088	1,138
Stock compensation costs	19	52
Loss on disposal of property and equipment	1	2
Changes in assets and liabilities:
Accounts receivable	1,628	1,793
Inventories	(335)	322
Prepaid expenses and other assets	192	(663)
Accounts payable	(136)	31
Accrued and other liabilities	(871)	(70)

Net cash used for operating activities	(4,600)	(2,710)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(88)	(76)
Proceeds from sale of property and equipment	—	5
Investment purchases	(27,177)	(8,231)
Proceeds from sale/maturity of securities	11,252	4,215

Net cash used for investing activities	(16,013)	(4,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of common stock options	180	624
Sale of common stock through employee stock purchase plan	162	154
Proceeds from issuance of common stock	17,500	—
Common stock issuance costs	(1,090)	—

Net cash provided by financing activities	16,752	778

NET DECREASE IN CASH	(3,861)	(6,019)
CASH:
Beginning of period	12,296	11,545

End of period	$8,435	$5,526

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on securities	$(123)	$48
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Income taxes paid	$15	$—

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003

1.     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.     SIGNIFICANT ACCOUNTING POLICIES

Stock Option Plans

        The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock Based Compensation, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method has been applied to all outstanding and unvested awards during the three and six months ended June 30, 2003 and 2002.

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net loss, as reported	$(2,925)	$(3,341)	$(6,116)	$(5,198)
Deduct total stock-based employee compensation
expense determined under fair-value-based method
for all rewards, net of tax	(439)	(491)	(825)	(878)

Pro forma net loss	$(3,364)	$(3,832)	$(6,941)	$(6,076)

Pro forma net loss per share:
Basic	$(0.10)	$(0.12)	$(0.20)	$(0.18)
Diluted	$(0.10)	$(0.12)	$(0.20)	$(0.18)

        The Company updated the following significant accounting policy from its previously filed Form 10-K for the year ended December 31, 2002:

Revenue Recognition

        The Company recognizes revenue when the following four criteria are met:

(1)	persuasive evidence of an arrangement exists;
(2)	delivery has occurred;
(3)	the sales price is fixed or determinable; and
(4)	collectibility is reasonably assured.

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

International

        The Company has supply agreements with Meda AB to market and distribute MUSE® and ACTIS® internationally in all Member States of the European Union, the Baltic States, the Czech Republic, Hungary, Iceland, Norway, Poland, Switzerland and Turkey. In Canada, we have entered into a license and supply agreement with Paladin Labs, Inc. for the marketing and distribution of MUSE. Sales to our distribution partners who supply MUSE in the European marketplace for the six months ended June 30, 2003 and 2002 were 98.2% and 90.0% of international sales, respectively. The balance of international sales was made to our Canadian distribution partner.

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

        The Company initially recorded $1.5 million of unearned revenue related to the international supply agreement signed with Meda AB in September 2002. This amount is being recognized as income ratably over the term of the supply agreement. As of June 30, 2003, $125 thousand has been recognized as revenue. As of June 30, 2003, the Company had also recorded deferred revenue of $1.5 million representing amounts billed and received in excess of revenue recognized, related to sales to the Company’s previous international distributors.

3.     INVENTORIES

        Inventories are recorded net of reserves of $6.3 million and $7.2 million as of June 30, 2003 and December 31, 2002, respectively, and consist of (in thousands):

	JUNE 30, 2003	DECEMBER 31, 2002

Raw materials	$673	$393
Work in process	128	32
Finished goods	892	933

Inventory, net	$1,693	$1,358

        As noted above, the Company has recorded significant reserves against the carrying value of its inventories. The reserves relate primarily to raw materials inventory that the Company previously estimated would not be used. The Company now estimates that at least some portion of the fully reserved inventory will now be used in production. The Company includes in cost of goods sold the standard cost of raw materials inventory. In the first six months of 2003, the Company used $482 thousand of its fully reserved raw materials inventory. The fully reserved used raw materials were charged to cost of goods sold at a zero basis, which had a favorable impact on gross profit.

4.     ACCRUED AND OTHER LIABILITIES

        Accrued and other liabilities as of June 30, 2003 and December 31, 2002 consist of (in thousands):

Short-term accrued and other liabilities	JUNE 30, 2003	DECEMBER 31, 2002

	(000'S)

Product returns	$2,485	$2,280
Income taxes	1,540	1,554
Research and clinical expenses	810	1,363
Royalties	403	539
Deferred revenue	1,643	1,644
Employee compensation and benefits	973	1,129
Other	459	600

Total short-term accrued and other liabilities	$8,313	$9,109

Long-term accrued and other liabilities	JUNE 30, 2003	DECEMBER 31, 2002

	(000'S)

Restructuring	$3,021	$3,021
Deferred revenue	1,225	1,300

Total long-term accrued and other liabilities	$4,246	$4,321

5.     RESTRUCTURING RESERVE

        During 1998, VIVUS, Inc. experienced a significant decline in market demand for MUSE® due to the market launch of sildenafil, the first oral treatment for erectile dysfunction. During the second and third quarters of 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. (See Notes 1 and 6 to the Consolidated Financial Statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K.) The restructuring reserve balance at June 30, 2003 was $3.0 million, remaining the same as at December 31, 2002.

PROPERTY
AND RELATED
COMMITMENTS

Balance at December 31, 2002	$3,021
Activity in first quarter 2003	—
Activity in second quarter 2003	—

Balance at June 30, 2003	$3,021

        The remaining balance in the restructuring reserve is related to the restoration liability for our leased manufacturing facilities. This liability will remain in effect through the end of the lease term, including any renewals. The Company has exercised its first option to renew the original lease, thereby extending any cash payments to be made for this liability out to 2007. The second renewal term, if exercised, would then extend the liability out an additional five years, to 2012.

6.     CONCENTRATION OF CUSTOMERS AND SUPPLIERS

        During the first six months of 2003 and 2002, sales to significant customers as a percentage of total revenues were as follows:

	2003	2002

Customer A	30%	22%
Customer B	19%	22%
Customer C	19%	18%
Customer D	18%	0%

_________________

        The Company did not have any suppliers making up more than 10% of operating costs.

7.     LEGAL MATTERS

        On November 3, 1999, the Company filed a demand for arbitration against Janssen Pharmaceutica International with the American Arbitration Association pursuant to the terms of the Distribution Agreement entered into on January 22, 1997. The Company sought compensation for inventory manufactured in 1998 in reliance on contractual forecasts and orders submitted by Janssen Pharmaceutica. The Company also sought compensation for forecasts and order shortfalls attributed to Janssen Pharmaceutica in 1998, pursuant to the terms of the Distribution Agreement. The Company amended its arbitration demand in August 2000 to include claims for lost profits due to Janssen Pharmaceutica’s failure to use the requisite diligence and reasonable efforts to gain regulatory approval for and launch MUSE in China. A full hearing on the merits was conducted before a three-member arbitration panel in Chicago on March 18 – 20, 2002. On July 17, 2002, an Interim Award was issued awarding the Company the purchase price of 332,880 units manufactured for Janssen Pharmaceutica and lost profits on an additional 421,704 forecasted units. The panel denied any relief on claims related to diligence in China. The dollar value of the claim will be determined by an audit of the Company’s cost of goods sold by an independent accountant. Fieldwork for the audit was completed in mid-August 2002 and a final report was submitted to the arbitration panel at the beginning of July 2003. In the meantime, a Second Interim Award denied the Company interest on the amounts that will be owed, but awarded it $231,711 for reimbursement of attorney’s fees and $91,738 for reimbursement of costs and expenses related to the arbitration.

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

        All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

OVERVIEW

        VIVUS, Inc. is a pharmaceutical company developing innovative products to improve quality of life disorders in men and women, with a focus on sexual dysfunction. VIVUS develops and markets MUSE® (alprostadil) and ACTIS®, two innovations in the treatment of erectile dysfunction, in the United States. We have entered into supply agreements with Meda AB (Stockholm:MEDAa.ST) to market and distribute MUSE and ACTIS internationally in all Member States of the European Union, the Baltic States, the Czech Republic, Hungary, Iceland, Norway, Poland, Switzerland and Turkey. In Canada, we have entered into a license and supply agreement with Paladin Labs, Inc. (TSE:PLB) for the marketing and distribution of MUSE. We have ongoing research and development programs, including projects in erectile dysfunction, female sexual dysfunction and premature ejaculation.

        In recent years we have invested in a number of research and development projects. The current status of our most advanced research and development projects is depicted in the table below.

Indication	Product Candidate	Progress

Erectile Dysfunction	ALIBRA TA-1790 (oral) TA–1790 (transurethral)	Regulatory Review At home Efficacy and Safety–On–going Pre–clinical
Female Sexual Dysfunction	ALISTA (topical alprostadil) TA–1790	Phase II–postmenopausal–Completed Phase II–pre-menopausal–On going Pre–clinical
Premature Ejaculation	VI–0134 VI–0162	Phase I Efficacy–Completed Phase I Efficacy–Completed

        We anticipate that our research and development expenses will continue to increase as we focus our efforts on clinical development of our current research and development pipeline, targeted acquisitions of new technologies and the development of patentable uses of known pharmacologic agents for which significant safety data already exists.

Recent progress and current plans in our research and development projects include:

•	ALISTA — A proprietary formulation of alprostadil applied locally to the female genitalia to treat female sexual arousal disorder.

—	Our first Phase II clinical study, which was an in-clinic, single dose, multi-center trial designed to evaluate the safety of and response to ALISTA in postmenopausal subjects with female sexual arousal disorder, was completed in 2001. The study demonstrated a significant increase in ALISTA-treated women versus placebo and baseline in sexual response associated with visual sexual stimulation. ALISTA was associated with a rapid and sustained improvement in sexual response.

—	An expanded Phase II study, designed to evaluate the efficacy and safety of ALISTA when used by postmenopausal women with female sexual arousal disorder at home with their partner, was completed in the first quarter of 2003. The study demonstrated a statistically significant improvement in satisfactory sexual arousal and/or orgasm in postmenopausal women who were treated with the 400 mcg dose of ALISTA.

—	A second at home study to assess the efficacy and safety of ALISTA when used by pre-menopausal women with female sexual arousal disorder began at the end of the first quarter of 2003.

•	TA-1790 — A fast-acting, highly selective, potent phosphodiesterase type 5 (PDE5) inhibitor for the oral and local treatments of male and female sexual dysfunction.

—	We filed an Investigational New Drug application with the United States Food & Drug Administration in December 2001 to initiate a clinical study to evaluate the safety of and erectile response to oral TA-1790 in men with erectile dysfunction. This single-dose trial began in the first quarter of 2002. Subjects with mild-to-moderate erectile dysfunction were treated with placebo, TA-1790, and Viagra® prior to visual sexual stimulation, and their penile rigidity response was measured over a two-hour period. Dosing was completed during the third quarter 2002 and demonstrated that TA-1790 caused a rapid increase in penile rigidity that was statistically significantly greater than placebo. TA-1790 was safe and well tolerated in this trial. Thus, clinical data from this study demonstrated that TA-1790 is capable of restoring penile function in men with erectile dysfunction.

—	A single and multiple dose pharmacokinetic study with oral TA-1790 was completed in the first quarter of 2003 and results demonstrated that TA-1790 was rapidly absorbed after ingestion. The rapid absorption supports the efficacy data generated in the in clinic trial as described above.

—	In the beginning of July 2003, we began enrolling patients in an at home, double blind clinical trial to evaluate the safety and efficacy of oral TA-1790.

—	At the end of 2001, we began pre-clinical development work on a transurethral formulation of TA-1790, alone and in combination with alprostadil, for the treatment of erectile dysfunction. Our goal for the local administration of TA-1790 is to provide an effective therapy for patients who do not have success with, or cannot use oral treatments.

•	VI-0134/VI-0162 — On demand, oral treatments for PE.

—	During the fourth quarter of 2002, we initiated a clinical trial to evaluate the safety and efficacy of VI-0162, a proprietary, oral, on-demand treatment for premature ejaculation. This study was an at home, double blind, placebo controlled design. The trial was completed during the second quarter of 2003, and did not demonstrate an increase in the time to ejaculation.

—	During the fourth quarter of 2001, we initiated a clinical trial to evaluate the pharmacokinetic (blood levels in relation to time) profile of our new oral formulation of VI-0134. This study was completed during the second quarter of 2002. We are currently evaluating our strategic options for VI-0134 for this indication and have initiated work to develop alternative formulations to improve the efficacy profile.

        We continue to place significant emphasis on securing global intellectual property rights and aggressively pursuing new patents to expand upon our foundation for commercializing products in development. In the United States, patents and patent applications licensed to and developed by VIVUS currently include 23 in erectile dysfunction, 20 in female sexual dysfunction and 7 in premature ejaculation.

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

        The Company updated the following critical accounting policy and estimate from its previously filed Form 10-K for the year ended December 31, 2002:

•	Available-for-Sale Securities: Available-for-sale securities represent investments in debt securities that are stated at fair value. We restrict our cash investments to:

1)	Direct obligations of the United States Treasury;

2)	Federal Agency securities which carry the direct or implied guarantee of the United States government; and

3)	Corporate securities, including commercial paper, rated A1/P1 or better.

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

SECOND QUARTER

        The Company reported a net loss of $2.9 million, for a $0.08 net loss per share. Lower United States product revenue contributed to the loss.

        VIVUS completed a private placement of 4,375,000 shares of common stock for aggregate net proceeds of $16.4 million on May 23, 2003. The shares of common stock were sold at $4.00 per share, an approximate 9% discount to the five-day trailing average ended May 21, 2003.

        The Swedish Pharmaceutical Benefits Board approved the reimbursement of transurethral therapy for the treatment of male erectile dysfunction.

        A single and multiple dose pharmacokinetic study with oral TA-1790 was completed in the first quarter of 2003 and results demonstrated that TA-1790 was rapidly absorbed after ingestion. The rapid absorption supports the efficacy data generated in the in-clinic trial, completed in the third quarter of 2002, where RigiScan was used to measure penile rigidity in conjunction with visual sexual stimulation.

        Our clinical trial to evaluate the safety and efficacy of VI-0162, a proprietary, oral, on-demand treatment for premature ejaculation did not demonstrate an increase in the time to ejaculation.

RESULTS OF OPERATIONS

      Three Months Ended June 30, 2003 and 2002

        For the three months ended June 30, 2003, the Company reported a net loss of $2.9 million, for a $0.08 net loss per share as compared to a net loss of $3.3 million, or a $0.10 net loss per share, during the same quarter in 2002. Lower research and development expenses contributed to the change from the same period last year.

        The Company anticipates continued losses over the next several quarters. The Company does not expect increases in MUSE sales over those experienced in recent years, and the Company will continue to invest in clinical development of its current research and development pipeline in an attempt to bring those potential products to market.

        Revenue.   United States net product revenue for the quarter ended June 30, 2003 was $2.7 million compared to $4.3 million for the quarter ended June 30, 2002.

        We sell our product primarily through the wholesale channel, which in turn supports the following three sectors:

a)	United States government healthcare organizations;
b)	Private healthcare organizations; and
c)	General retail pharmacies.

        We believe the decrease in revenues for the quarter ended June 30, 2003 is primarily due to wholesaler buying patterns. Based on information from our third party data resource providers, total unit demand for MUSE, from the three sectors listed above, through the first five months of 2003 decreased by only 5% as compared to the same period in 2002.

        During the remaining six months of 2003, we expect U.S. sales levels to increase over the first half sales levels. It is our belief that 2003 U.S. product revenues may approach prior year’ sales levels.

        International product revenue was $960 thousand for the second quarter of 2003, an increase of $716 thousand compared to the same period last year. The increase in international revenue in the second quarter of 2003 is a result of our new distributor Meda continuing to build their inventories to levels that are sufficient to support MUSE sales in the European marketplace. Based on current forecasts from Meda, we anticipate that 2003 international revenue will continue to increase over 2002 levels.

        Cost of Goods Sold.   Cost of goods sold was $2.4 million for the second quarter of 2003, compared to $1.6 million for the second quarter of 2002. The cost of goods sold for the quarter ended June 30, 2002 was favorably impacted by a $508 thousand reduction against accrued liabilities made in 1998 for inventory purchase commitments that were no longer needed based on the outcome of negotiations with a supplier. We also increased our production of finished goods during the second quarter of 2002, in anticipation of continued growth in revenue as seen in the first quarter of 2002. However, due to lower external demand, sales instead declined. Since manufacturing overheads allocated from cost of sales are capitalized as unit costs of inventory on the balance sheet, the increase in production of inventory led to a significant incremental reduction in cost of goods sold for the quarter ended June 30, 2002 of $790 thousand. Adjusting for these two items, cost of goods sold for the second quarter of 2002 would have been $2.8 million. In the second quarter of 2003, we used certain raw material inventory, the cost basis of which had been reduced to zero in prior years. This had a favorable impact on our gross profit in the second quarter of 2003 of $292 thousand.

        Research and development expenses.   Research and development expenses for the second quarter of 2003 were $1.8 million, as compared to $4.0 million for the three months ended June 30, 2002. The decrease is due to heavier clinical trial activity in the second quarter of 2002 as compared to the second quarter of 2003. The Company currently does not expect to recognize revenues from sales of any new products being developed through research and development efforts until 2006 at the earliest.

        Selling, general and administrative expenses.   Selling, general and administrative expenses in the second quarter of 2003 of $2.5 million are comparable to the same period last year.

        Interest income.   Interest for the three months ended June 30, 2003 was $173 thousand as compared to $332 thousand for the three months ended June 30, 2002. Declining interest rates and the reduction in unrestricted cash, cash equivalents and available-for-sale securities from June 30, 2002 until May 23, 2003, the completion date of the private placement in which we raised aggregate net proceeds of $16.4 million, contributed to the decrease in interest income.

        Benefit for income taxes.   During the second quarters of 2003 and 2002, we did not record any tax benefits or provisions due to the net loss recorded for each of the quarters.

      Six Months Ended June 30, 2003 and 2002

        For the six months ended June 30, 2003, the Company reported a net loss of $6.1 million, for an $0.18 net loss per share as compared to a net loss of $5.2 million, or a $0.16 net loss per share, during the same period in 2002. Lower revenues offset by lower research and development expenses contributed to the change from the same period last year.

        The Company anticipates continued losses over the next several quarters. The Company does not expect increases in MUSE sales over those experienced in recent years, and the Company will continue to invest in clinical development of its current research and development pipeline in an attempt to bring those potential products to market.

        Revenue.   United States net product revenue for the six months ended June 30, 2003 was $6.1 million compared to $10.1 million for the six months ended June 30, 2002.

        We sell our product primarily through the wholesale channel, which in turn supports the following three sectors:

a)	United States government healthcare organizations;
b)	Private healthcare organizations; and
c)	General retail pharmacies.

        We believe the decrease in revenues for the six months ended June 30, 2003 is primarily due to wholesaler buying patterns. Based on information from our third party data resource providers, total unit demand for MUSE, from the three sectors listed above, through the first five months of 2003 decreased by only 5% as compared to the same period in 2002.

        During the remaining six months of 2003, we expect U.S. sales levels to increase over the first half sales levels. It is our belief that 2003 U.S. product revenues may approach prior years’ sales levels.

        International product revenue was $1.8 million for the six months ended June 30, 2003, an increase of $969 thousand compared to the same period last year. The increase in international revenue in 2003 is a result of our new distributor Meda building their inventories to levels that are sufficient to support MUSE sales in the European marketplace. Based on current forecasts from Meda, we anticipate that 2003 international revenue will continue to increase over 2002 levels.

        Cost of Goods Sold.   Cost of goods sold was $5.2 million for the six months ended 2003, compared to $4.9 million for the second quarter of 2002. The cost of goods sold for the six months ended June 30, 2002 was favorably impacted by a $508 thousand reduction against accruals made in 1998 for inventory purchase commitments that were no longer needed based on the outcome of negotiations with a supplier. We also increased our production of finished goods during the second quarter of 2002, in anticipation of continued growth in revenue as seen in the first quarter of 2002. However, due to lower external demand, sales instead declined. Since manufacturing overheads allocated from cost of sales are capitalized as unit costs of inventory on the balance sheet, the increase in production of inventory led to a significant incremental reduction in cost of goods sold for the six months ended June 30, 2002 of $686 thousand. Adjusting for these two items, cost of goods sold for the six months ended June 30, 2002 would have been $6.1 million. During the six months ended June 30, 2003, we used certain raw material inventory, the cost basis of which had been reduced to zero in prior years. This had a favorable impact on our gross profit during the first six months of 2003 of $483 thousand. Lower sales volumes in the first quarter of 2003 resulted in lower manufacturing costs of $379 thousand.

        Research and development expenses.   Research and development expenses for the six months ended June 30, 2003 were $4.1 million, as compared to $6.8 million for the six months ended June 30, 2002. The decrease is due to heavier clinical trial activity in 2002 as compared to 2003. The Company currently does not expect to recognize revenues from sales of any new products being developed through research and development efforts until 2006 at the earliest.

        Selling, general and administrative expenses.   Selling, general and administrative expenses in the first six months of 2003 of $5.1 million are $300 thousand less than the same period in 2002 due to legal expenses related to the Janssen arbitration hearing that was held in mid-March 2002 and is discussed on page 9 of this report.

        Interest income.   Interest for the six months ended June 30, 2003 was $360 thousand as compared to $645 thousand for the six months ended June 30, 2002. Declining interest rates and the reduction in unrestricted cash, cash equivalents and available-for-sale securities from June 30, 2002 until May 23, 2003, the completion date of the private placement in which we raised aggregate net proceeds of $16.4 million, contributed to the decrease in interest income.

        Benefit for income taxes.   In the first quarter of 2002, we recorded a tax benefit of $268 thousand based on an updated estimate of our net tax liabilities. During the six months ended June 30, 2003 we did not record any tax benefit or provision due to the net loss recorded for the period.

LIQUIDITY AND CAPITAL RESOURCES

        Cash.   Unrestricted cash, cash equivalents and available-for-sale securities totaled $41.8 million at June 30, 2003, an increase of $11.9 million from December 31, 2002. The increase is due primarily to the private placement of 4,375,000 shares of common stock for aggregate net proceeds of $16.4 million on May 23, 2003, offset by normal operating expenses during the period.

        Since inception, we have financed operations primarily from the issuance of equity securities. Through June 30, 2003, VIVUS raised $172.8 million from financing activities and had an accumulated deficit of $107.1 million at June 30, 2003.

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

        The Company sequences the maturities of its investments consistent with its cash forecasts. The weighted average maturity of the portfolio is not to exceed 18 months. As investments mature, the Company re-invests the money by purchasing additional securities. As the Company needs cash for its operating expenses, it sells such investment securities. Because the Company sequences maturities consistent with its cash forecasts, realized gains and losses on sales of securities are typically insignificant.

        Accounts Receivable.   Accounts receivable (net of allowance for doubtful accounts) at June 30, 2003 was $2.0 million, as compared to $3.6 million at December 31, 2002. The 43.4% decrease in the accounts receivable balance at June 30, 2003 is due to a 63.3% decrease in the number of units sold in June 2003 as compared to December 2002. Currently, the Company does not have any significant concerns related to accounts receivable or collections.

        Liabilities.   Total liabilities were $14.3 million at June 30, 2003, as compared to $15.3 million at December 31, 2002. Current accrued liabilities decreased $796 thousand primarily due to a decrease in research and clinical activities.

        Operating Activities.  Our operating activities used $4.6 million and $2.7 million of cash during the six months ended June 30, 2003 and 2002, respectively. In both periods, our operating expenses were higher than revenues from product sales accounting for the use of cash.

        Investing Activities.  Net cash used for investing activities was $16.0 million and $4.1 million during the six months ended June 30, 2003 and 2002, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

        Financing Activities.  Financing activities provided cash of $16.8 million and $778 thousand during the six months ended June 30, 2003 and 2002, respectively. These amounts include the proceeds from the exercise of stock options and the sale of common stock through our employee stock purchase plan in both the first six months of 2003 and 2002. Additionally, during the second quarter of 2003, VIVUS completed a private placement of 4,375,000 shares of common stock for aggregate net proceeds of $16.4 million. The shares of common stock were sold at $4.00 per share, an approximate 9% discount to the five-day trailing average ended May 21, 2003.

        We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs for at least the coming year. However, we anticipate that we will be required to obtain additional financing to fund the development of our research and development pipeline in future periods as well as to support the possible launch of any future products. In particular, other substantial payments will be made in accordance with the agreement for licensing TA-1790. These payments are based on certain development, regulatory and sales milestones. In addition, royalty payments would be required on any future product sales.

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

        We cannot predict with certainty if or when we might submit for regulatory review those product candidates currently under development. Once we submit our potential products for review, we cannot assure you that the United States Food and Drug Administration or other regulatory agencies will grant approvals for any of our proposed products on a timely basis or at all. Further, even if we receive regulatory approval for a product, there can be no assurance that such product will prove to be commercially successful or profitable.

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

        We are developing TA-1790 as potential oral and local treatments for male and female sexual dysfunction. In January 2001, we licensed TA-1790, a proprietary phosphodiesterase type 5 (PDE5) inhibitor compound, from Tanabe Seiyaku, a Japanese pharmaceutical company. Tanabe Seiyaku completed a Phase I clinical trial evaluating the safety of orally administered TA-1790 for male erectile dysfunction. We are currently conducting additional pre-clinical safety studies and have recently completed two efficacy studies in patients with erectile dysfunction. A third efficacy study was initiated in the beginning of July 2003. Based on the results of these studies, we intend to initiate additional clinical studies that would be required to obtain regulatory approval. However, there are no guarantees that TA-1790 will prove to be safe and effective or receive regulatory approval for any indication. Further, even if we were to receive regulatory approval for a product, there can be no assurance that such a product would prove to be commercially successful or profitable.

        We are developing ALISTA for the potential treatment of female sexual arousal disorder. After successful completion of our first two Phase II ALISTA clinical trials, a third study was begun at the end of the first quarter of 2003. There are no guarantees that ALISTA will prove to be safe and effective or that we will receive regulatory approval for the treatment of female sexual arousal disorder or any other indication. Even if ALISTA eventually becomes an approved product, there can be no assurance that this treatment for female sexual arousal disorder will be successful in the marketplace.

        We are evaluating VI-0134 and VI-0162 for the potential treatment of premature ejaculation. We have recently completed a clinical trial to assess the pharmacokinetics (blood levels in relation to time) of VI-0134, our re-formulated oral, on-demand treatment for premature ejaculation. We initiated a clinical trial to evaluate the safety and efficacy of VI-0162, a proprietary, oral, on-demand treatment for premature ejaculation. However, in this study, VI-0162 did not increase the ejaculation latency period. There can be no assurance that any other clinical studies, if performed, will be successful or that a product for the treatment of premature ejaculation, if approved, will prove to be commercially successful.

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

        Our capital resources from operating activities are expected to continue to decline over the next several quarters as the result of increased spending for research and development projects, including clinical trials. We expect that our existing capital resources combined with future cash flows will be sufficient to support operating needs for at least the coming year. Financing in future periods will most likely be required to fund development of our research and development pipeline and the possible launch of any future products. Our future capital requirements will depend upon numerous factors, including:

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

        To obtain additional capital when needed, we will evaluate alternative financing sources, including, but not limited to, the issuance of equity or debt securities, corporate alliances, joint ventures, and licensing agreements. However, there can be no assurance that funding will be available on favorable terms, if at all. If we are unable to obtain additional capital, management may be required to explore alternatives to reduce cash used by operating activities, including the termination of research and development efforts that may appear to be promising to the Company.

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

        We do not have the ability to independently manufacture the materials we use in our pre-clinical and clinical trials, and we rely on various third parties to perform this function. There can be no assurance that we will be able to identify and qualify additional sources for clinical materials. If interruptions in this supply occur for any reason, including a decision by the third parties to discontinue manufacturing, labor disputes or a failure of the third parties to follow regulations, we may not be able to obtain regulatory approvals for our proposed products and may not be able to successfully commercialize these proposed products.

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

        All of the drug candidates that we are currently developing require extensive pre-clinical and clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our proposed drug products, we must demonstrate through pre-clinical testing and clinical trials that our product candidates are safe and effective in humans. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

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

  unforeseen safety issues; or

  government or regulatory delays.

        The clinical results we have obtained to date do not necessarily predict that the results of further testing, including later stage controlled human clinical testing, will be successful. If our trials are not successful or are perceived as not successful by the United States Food and Drug Administration or physicians, our business, financial condition and results of operations will be materially harmed.

The markets in which we operate are highly competitive and we may be unable to compete successfully against new entrants or established companies with greater resources.

        Competition in the pharmaceutical and medical products industries is intense and is characterized by extensive research efforts and rapid technological progress. Certain treatments for erectile dysfunction exist, such as oral medications, needle injection therapy, vacuum constriction devices and penile implants, and the manufacturers of these products will continue to improve these therapies. The most significant competitive therapy is an oral medication marketed by Pfizer under the name Viagra®, which received regulatory approvals in the United States in March 1998 and in the European Union in September 1998. The commercial launch of Viagra in the United States in April 1998 significantly decreased demand for MUSE. Another oral medication under the name Uprima® was approved and launched in Europe by Abbott Laboratories and Takeda in May 2001. Most recently, a new oral medication under the name CialisTM was approved and launched in Europe by Lilly ICOS LLC and in Australia and New Zealand by Eli Lilly and Company in February 2003. During the first quarter of 2003, Bayer AG and GlaxoSmithKline plc launched Levitra® in the European Union.

        Additional competitive products in the erectile dysfunction market include needle injection therapy products from Pfizer (formerly Pharmacia) and Schwartz Pharma, which were approved by the United States Food and Drug Administration in July 1995 and June 1997, respectively. Other large pharmaceutical companies are also actively engaged in the development of therapies for the treatment of erectile dysfunction. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources abilities than VIVUS. In addition, many of these companies have significantly greater experience than us in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. Lilly ICOS LLC and Bayer filed NDAs with the United States Food and Drug Administration in June and September 2001, respectively, for their oral erectile dysfunction medications. These companies may market commercial products either on their own or through collaborative efforts, such as Bayer, which signed a worldwide co-promotion agreement with GlaxoSmithKline for its product. Our competitors may develop technologies and products that are more effective than those we are currently marketing or developing. Such developments could render our products less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited experience.

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

        We rely on a single injection molding company, Porex Medical Products, Inc. (formerly The Kipp Group), for our supply of plastic applicator components. In turn, Porex Medical obtains its supply of resin, a key ingredient of the applicator, from a single source, Huntsman Corporation. There can be no assurance that we will be able to identify and qualify additional sources of plastic components. We are required to initially receive United States Food and Drug Administration approval for suppliers. Until we secure and qualify additional sources of plastic components, we are entirely dependent upon Porex Medical. If interruptions in this supply occur for any reason, including a decision by Porex Medical to discontinue manufacturing, labor disputes or a failure of Porex Medical to follow regulations, the development and commercial marketing of MUSE and other potential products could be delayed or prevented. An extended interruption in the supply of plastic components could have a material adverse effect on our business, financial condition and results of operations.

We currently depend on a single source to sterilize MUSE, and an interruption to this source could harm our business.

        We rely on a single source, E-Beam Services, Inc., for the sterilization of MUSE. There can be no assurance that we will be able to identify and qualify additional sterilization facilities. We are required to receive prior United States Food and Drug Administration approval for any sterilization facility. Until we secure and qualify an additional sterilization facility, we are entirely dependent upon E-Beam Services. If interruptions in these services occur for any reason, including a decision by E-Beam Services to discontinue manufacturing or services, labor disputes or a failure of E-Beam Services to follow regulations, the development and commercial marketing of MUSE and other potential products could be delayed or prevented. An extended interruption in sterilization services would have a material adverse effect on our business, financial condition and results of operations.

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

        We entered into agreements granting Meda AB exclusive marketing and distribution rights for MUSE and ACTIS in all Members States of the European Union, the Baltic States, the Czech Republic, Hungary, Iceland, Norway, Poland, Switzerland and Turkey. These agreements do not have minimum purchase commitments and we are entirely dependent on Meda AB’s efforts to distribute and sell our products effectively in all these markets. There can be no assurance that such efforts will be successful or that Meda AB will continue to support the products.

We have an accumulated deficit of $107.1 million at June 30, 2003 and expect to continue to incur substantial operating losses for the foreseeable future.

        We have generated a cumulative net loss of $107.1 million for the period from our inception through June 30, 2003 and we anticipate losses for the next several quarters due to increased investment in our research and development programs and limited revenues. We are subject to a number of risks, including our ability to develop and successfully commercialize products in our research and development pipeline, our ability to market, distribute and sell our products in the United States, our reliance on others to market and distribute MUSE in countries other than the United States, intense competition, and our reliance on a single therapeutic approach to erectile dysfunction. There can be no assurance that we will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of our future success.

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

        The patent positions of pharmaceutical companies, including our patent positions, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We apply for patents covering our technologies and products, as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others may independently develop similar or alternative technologies or design around our patented technologies or products. These companies would then be able to develop, manufacture and sell products that compete directly with our products. In that case, our revenues and operating results would decline.

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

        The market price of our common stock has been volatile and is likely to continue to be so. The market price of our common stock may fluctuate due to factors including, but not limited to:

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

Our charter documents and Delaware law could make an acquisition of our company difficult, even if an acquisition may benefit our stockholders.

        Our Board of Directors has adopted a Preferred Shares Rights Plan. The Preferred Shares Rights Plan has the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The existence of the Preferred Shares Rights Plan could limit the price that certain investors might be willing to pay in the future for shares of our common stock and could discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable.

        Certain provisions of our Amended and Restated Certificate of Incorporation and Bylaws could also delay or prevent a change in control of our company. Some of these provisions:

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

        In addition, we are governed by the provisions of Section 203 of Delaware General Corporate Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These and other provisions in our charter documents could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

Changes in accounting standards regarding stock option plans could limit the desirability of granting stock options, which could harm our ability to attract and retain employees, and could also reduce our profitability.

        The Financial Accounting Standards Board is considering whether to require all companies to treat the value of stock options granted to employees as an expense. The United States Congress and other governmental and regulatory authorities have also considered requiring companies to expense stock options. If this change were to become mandatory, we and other companies would be required to record a compensation expense equal to the fair market value of each stock option granted. This expense would be spread over the vesting period of the stock option. Currently, we are generally not required to record compensation expenses in connection with stock options granted to our employees. If we were required to expense stock option grants, it would reduce the attractiveness of granting stock options because of the additional expense associated with these grants, which would reduce our profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, in the event we are required to expense stock option grants, our profitability would be reduced, as would our ability to use stock options as an employee recruitment and retention tool.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. VIVUS is not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At June 30, 2003 and December 31, 2002, we had no debt outstanding, and consequently VIVUS currently has no risk exposure associated with increasing interest rates. VIVUS, however, is exposed to changes in interest rates on our investments in cash equivalents and available-for-sale securities. A significant portion of all of our investments in cash equivalents and available-for-sale securities are in money market funds that hold short-term investment grade commercial paper, treasury bills or other United States government obligations. Currently, this reduces our exposure to long-term interest rate changes.

ITEM 4.  CONTROLS AND PROCEDURES

        Evaluation of disclosure controls and procedures.  Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

        Changes in internal control over financial reporting.  There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        On November 3, 1999, the Company filed a demand for arbitration against Janssen Pharmaceutica International with the American Arbitration Association pursuant to the terms of the Distribution Agreement entered into on January 22, 1997. The Company sought compensation for inventory manufactured in 1998 in reliance on contractual forecasts and orders submitted by Janssen Pharmaceutica. The Company also sought compensation for forecasts and order shortfalls attributed to Janssen Pharmaceutica in 1998, pursuant to the terms of the Distribution Agreement. The Company amended its arbitration demand in August 2000 to include claims for lost profits due to Janssen Pharmaceutica’s failure to use the requisite diligence and reasonable efforts to gain regulatory approval for and launch MUSE in China. A full hearing on the merits was conducted before a three-member arbitration panel in Chicago on March 18 – 20, 2002. On July 17, 2002, an Interim Award was issued awarding the Company the purchase price of 332,880 units manufactured for Janssen Pharmaceutica and lost profits on an additional 421,704 forecasted units. The panel denied any relief on claims related to diligence in China. The dollar value of the claim will be determined by an audit of the Company’s cost of goods sold by an independent accountant. Fieldwork for the audit was completed in mid-August 2002 and a final report was submitted to the arbitration panel at the beginning of July 2003. In the meantime, a Second Interim Award denied the Company interest on the amounts that will be owed, but awarded it $231,711 for reimbursement of attorney’s fees and $91,738 for reimbursement of costs and expenses related to the arbitration.

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

        None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of the stockholders of VIVUS, Inc. was held on June 4, 2003 at our principal executive office. Matters voted on at that meeting were: (i) the election of six (6) directors, (ii) the approval of amendments to the Company’s 1994 Employee Stock Purchase Plan, and (iii) the confirmation of the appointment of KPMG LLP as the Company’s independent auditor for the year ending December 31, 2003.

Proposal I.  Election of Directors

        Tabulations for each individual director were as follows:

DIRECTOR	FOR	WITHHELD

Virgil A. Place, MD	29,617,850	1,352,935
Leland F. Wilson	29,608,345	1,362,440
Mark B. Logan	30,521,669	449,116
Linda M. Dairiki Shortliffe, MD	30,531,975	438,810
Mario M. Rosati	30,136,623	834,162
Graham Strachan	30,541,976	428,809

Proposal II.  Approval of the amendments to the Company’s 1994 Employee Stock Purchase Plan

        Tabulations for the approval of the amendments to the 1994 Employee Stock Purchase Plan were as follows:

FOR	AGAINST	ABSTAIN	NO VOTE

25,169,690	1,522,049	4,279,046	—

Proposal III.  Confirmation of the appointment of KPMG LLP as the Company's independent auditor for the year ending December 31, 2003

Tabulations for the confirmation of the appointment of KPMG LLP as the Company’s independent auditor for the year ending December 31, 2003 were as follows:

FOR	AGAINST	ABSTAIN	NO VOTE

30,715,041	191,027	64,717	—

ITEM 5.  OTHER INFORMATION

        NONE.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

        (a)   EXHIBITS (IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

EXHIBIT
NUMBER	DESCRIPTION

3.2(7)	Amended and Restated Certificate of Incorporation of the Company

3.3(4)	Bylaws of the Registrant, as amended

EXHIBIT
NUMBER	DESCRIPTION

3.4(8)	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock

4.1(7)	Specimen Common Stock Certificate of the Registrant

4.2(7)	Registration Rights, as amended

4.4(1)	Form of Preferred Stock Purchase Warrant issued by the Registrant to Invemed Associates, Inc., Frazier Investment Securities, L.P., and Cristina H. Kepner

4.5(8)	Second Amended and Restated Preferred Shares Rights Agreement, dated as of April 15, 1997 by and between the Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(1)†	Assignment Agreement by and between ALZA Corporation and the Registrant dated December 31, 1993

10.2(1)†	Memorandum of Understanding by and between Ortho Pharmaceutical Corporation and the Registrant dated February 25, 1992

10.3(1)†	Assignment Agreement by and between Ortho Pharmaceutical Corporation and the Registrant dated June 9, 1992

10.4(1)†	License Agreement by and between Gene A. Voss, MD, Allen C. Eichler, MD, and the Registrant dated December 28, 1992

10.5A(1)†	License Agreement by and between Ortho Pharmaceutical Corporation and Kjell Holmquist AB dated June 23, 1989

10.5B(1)†	Amendment by and between Kjell Holmquist AB and the Registrant dated July 3, 1992

10.5C(1)	Amendment by and between Kjell Holmquist AB and the Registrant dated April 22, 1992

10.5D(1)†	Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992

10.6A(1)†	License Agreement by and between Amsu, Ltd., and Ortho Pharmaceutical Corporation dated June 23, 1989

10.6B(1)†	Amendment by and between Amsu, Ltd., and the Registrant dated July 3, 1992

10.6C(1)	Amendment by and between Amsu, Ltd., and the Registrant dated April 22, 1992

10.6D(1)†	Stock Purchase Agreement by and between Amsu, Ltd., and the Registrant dated July 10, 1992

10.11(4)	Form of Indemnification Agreements by and among the Registrant and the Directors and Officers of the Registrant

10.12(2)	1991 Incentive Stock Plan and Form of Agreement, as amended

10.13(1)	1994 Director Option Plan and Form of Agreement

10.14(1)	Form of 1994 Employee Stock Purchase Plan and Form of Subscription Agreement

10.17(1)	Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay

10.21(3)†	Distribution Services Agreement between the Registrant and Synergy Logistics, Inc. (a wholly-owned subsidiary of Cardinal Health, Inc.) dated February 9, 1996

10.22(3)†	Manufacturing Agreement between the Registrant and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995

10.22A(11)†	Amendment One, dated as of December 11, 1997, to the Manufacturing Agreement by and between VIVUS and CHINOIN Pharmaceutical and Chemical Works Co., Ltd. dated December 20, 1995

10.23(6)†	Distribution and Services Agreement between the Registrant and Alternate Site Distributors, Inc. dated July 17, 1996

10.24(5)†	Distribution Agreement made as of May 29, 1996 between the Registrant and ASTRAZ AB

10.24A(14)†	Amended Distribution Agreement dated December 22, 1999 between AstraZeneca and the Registrant

10.27(11)†	Distribution Agreement made as of January 22, 1997 between the Registrant and Janssen Pharmaceutica International, a division of Cilag AG International

10.27A(11)†	Amended and Restated Addendum 1091, dated as of October 29, 1997, between VIVUS International Limited and Janssen Pharmaceutica International

10.28(7)	Lease Agreement made as of January 1, 1997 between the Registrant and Airport Associates

10.29(7)	Lease Amendment No. 1 as of February 15, 1997 between Registrant and Airport Associates

10.29A(10)	Lease Amendment No. 2 dated July 24, 1997 by and between the Registrant and Airport Associates

EXHIBIT
NUMBER	DESCRIPTION

10.29B(10)	Lease Amendment No. 3 dated July 24, 1997 by and between the Registrant and Airport Associates

10.31(9)†	Manufacture and Supply Agreement between Registrant and Spolana Chemical Works, A.S. dated May 30, 1997

10.32A(11)	Agreement between ADP Marshall, Inc. and the Registrant dated December 19, 1997

10.32B(11)	General Conditions of the Contract for Construction

10.32C(11)	Addendum to General Conditions of the Contract for Construction

10.34(12)†	Agreement dated as of June 30, 1998 between Registrant and ALZA Corporation

10.35(12)†	Sales Force Transition Agreement dated July 6, 1998 between Registrant and ALZA Corporation

10.36(13)	Form of, “Change of Control Agreements,” dated July 8, 1998 by and between the Registrant and certain Executive Officers of the Company.

10.30A(13)	Amendment of lease agreement made as of October 19, 1998 by and between Registrant and 605 East Fairchild Associates, L.P.

10.37(13)	Sublease agreement made as of November 17, 1998 between Caliper Technologies, Inc. and Registrant

10.22B(13)†	Amendment Two, dated as of December 18, 1998 by and between VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works Co.

10.31A(13)†	Amendment One, dated as of December 12, 1998 by and between VIVUS, Inc. and Spolana Chemical Works, A.S.

10.38(14)†	License Agreement by and between ASIVI, LLC, AndroSolutions, Inc., and the Registrant dated February 29, 2000

10.38A(14)†	Operating Agreement of ASIVI, LLC, between AndroSolutions, Inc. and the Registrant dated February 29, 2000

10.39(14)	Sublease agreement between KVO Public Relations, Inc. and the Registrant dated December 21, 1999

10.40(15)†	License and Supply Agreement made as of May 23, 2000 between the Registrant and Abbott Laboratories, Inc.

10.41(16)†	License and Supply Agreement made as of November 20, 2000 between the Registrant and Paladin Labs, Inc.

10.42(16)†	Development, License and Supply Agreement made as of January 22, 2001 between the Registrant and TANABE SEIYAKU CO., LTD.

10.43(17)†	Settlement and Modification Agreement made as of July 12, 2001 between ASIVI, LLC, AndroSolutions, Inc. Gary W. Neal and the Registrant.

10.44(18)	2001 Stock Option Plan and Form of Agreement

10.45(19)†	Supply Agreement made as of September 3, 2002 between the Registrant and Meda AB.

10.46(20)††	Amendment Three, dated November 21, 2002 by and between VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works, Ltd.

10.47(20)	Lease Amendment No. 4 and Settlement Agreement dated October 25, 2000 by and between the Registrant and Airport Associates

10.48(20)††	Exclusive Distribution Agreement dated October 1, 2002 between the Registrant and Cord Logistics

10.49(20)††	Distribution and Supply Agreement made as of February 18, 2003 between the Registrant and Meda AB.

31.1	Certification of Chief Executive Officer, dated August 5, 2003, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, dated August 5, 2003, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+ Confidential treatment granted.

(1)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Registration Statement on Form S-1 No. 33-75698, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form S-1 No. 33-90390, as amended.

(3)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1995, as amended.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Form 8-B filed with the Commission on June 24, 1996.

(5)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K/A filed with the Commission on June 21, 1996.

(6)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(7)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(8)	Incorporated by reference to exhibit 99.1 filed with Registrant’s Amendment Number 2 to the Registration Statement of Form 8-A (File No. 0-23490) filed with the Commission on April 23, 1997.

(9)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(10)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(11)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

(12)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(13)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(14)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(15)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

(16)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(17)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(18)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 15, 2001.

(19)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(20)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(b)   REPORTS ON FORM 8-K

        On April 16, 2003, we filed a current report on Form 8-K that disclosed our financial results for the first quarter ended March 31, 2003 and certain other information. The Form 8-K included our unaudited financial statements for the first quarter ended March 31, 2003.

        On May 28, 2003, we filed a current report of Form 8-K that disclosed the completion of a private placement of 4,375,000 shares of our Common Stock in which we raised $17.5 million in gross proceeds on May 23, 2003.

        On May 29, 2003, we filed a current report on Form 8-K/A to amend the Form 8-K filed on May 28, 2003 that disclosed the completion of a private placement of 4,375,000 shares of our common stock. The Form 8-K/A was filed by us to correct Exhibit 99.2, the form of Common Stock Purchase Agreement, dated May 23, 2003 between us and the Purchasers in the private placement, as a section of this agreement was filed without text in the original Form 8-K.

        On June 30, 2003, we filed a current Form 8-K that disclosed data on TA-1790, an oral phosphodiesterase type 5 inhibitor for treatment of erectile dysfunction and that such data would be featured at the Second International Consultation on Erectile and Sexual Dysfunction in Paris, France on June 29, 2003.

        On June 30, 2003, we filed a current Form 8-K that disclosed data from our proof-of-concept trial to evaluate the effects of phosphodiesterase type 5 inhibitors in men with premature ejaculation did not demonstrate an increase in the time to ejaculation.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2003	VIVUS, Inc. (registrant)

/s/ RICHARD WALLISER Richard Walliser Vice President and Chief Financial Officer (Principal Financial and Accounting Officer

/s/ LELAND F. WILSON Leland F. Wilson President and Chief Executive Officer (Principal Executive Officer)

VIVUS, INC.

INDEX TO EXHIBITS*

EXHIBIT	DESCRIPTION

31.1	Certification of Chief Executive Officer, dated August 5, 2003, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, dated August 5, 2003, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________