Form 10-Q
period 2004-03-31
VIVUS INC
filed 2004-05-07
CIK 881524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10–Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

     At April 30, 2004, 38,644,570 shares of common stock were outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

ASSETS

	MARCH 31	DECEMBER 31
	2004	2003

	(UNAUDITED)
Current assets:
Cash and cash equivalents	$4,081	$13,097
Available-for-sale securities	34,460	21,488
Accounts receivable, net	680	2,623
Inventories	3,415	3,109
Prepaid expenses and other assets	1,036	1,108

Total current assets	43,672	41,425
Property and equipment, net	7,756	8,220
Restricted cash	3,324	3,324
Available-for-sale securities, non-current	5,841	13,763

Total assets	$60,593	$66,732

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,056	$2,917
Accrued and other liabilities	8,357	8,409

Total current liabilities	12,413	11,326
Notes payable
	316	—
Accrued and other long-term liabilities	6,843	4,171

Total liabilities	19,572	15,497

Stockholders’ equity:
Preferred stock; $1.00 par value; shares authorized 5,000; shares issued and
outstanding — 0 at March 31, 2004 and December 31, 2003	—	—
Common stock; $.001 par value; shares authorized 200,000; shares issued and outstanding — 37,996 at March 31, 2004 and
37,788 at December 31, 2003	38	38
Additional paid-in capital	152,790	152,093
Accumulated other comprehensive income	52	64
Accumulated deficit	(111,859)	(100,960)

Total stockholders’ equity	41,021	51,235

Total liabilities and stockholders’ equity	$60,593	$66,732

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	THREE MONTHS ENDED

	MARCH 31	MARCH 31
	2004	2003

	(UNAUDITED)	(UNAUDITED)
Revenue
United States product	$663	$3,808
International product	1,370	878
Returns provision	(91)	(417)

Total revenue	1,942	4,269
Cost of goods sold	2,280	2,784

Gross profit (loss)	(338)	1,485

Operating expenses:
Research and development	7,721	2,284
Selling, general and administrative	3,008	2,572

Total operating expenses	10,729	4,856

Loss from operations	(11,067)	(3,371)
Interest and other income:
Interest income	160	187
Gain (loss) on disposal of property and equipment	1	(1)
Foreign exchange gain (loss)	10	(6)

Loss before provision for income taxes	(10,896)	(3,191)
Provision for income taxes	(3)	—

Net loss	$(10,899)	$(3,191)

Net loss per share:
Basic	$(0.29)	$(0.10)
Diluted	$(0.29)	$(0.10)
Shares used in per share computation:
Basic	37,881	33,011
Diluted	37,881	33,011

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(In thousands)

	THREE MONTHS ENDED

	MARCH 31	MARCH 31
	2004	2003

	(UNAUDITED)	(UNAUDITED)
Net loss	$(10,899)	$(3,191)
Other comprehensive (loss):
Unrealized (loss) on securities	(12)	(72)

Comprehensive loss	$(10,911)	$(3,263)

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	THREE MONTHS ENDED MARCH 31

	2004	2003

	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,899)	$(3,191)
Adjustments to reconcile net loss to net cash (used for)
provided by operating activities:
Provision for doubtful accounts	(89)	(81)
Depreciation and amortization	490	555
Stock compensation costs	10	—
(Gain) loss on disposal of property and equipment	(1)	1
Changes in assets and liabilities:
Accounts receivable	2,032	2,406
Inventories	(306)	(223)
Prepaid expenses and other assets	72	525
Accounts payable	1,139	404
Accrued and other liabilities	2,620	(379)

Net cash (used for) provided by operating activities	(4,932)	17

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(26)	(34)
Proceeds from sale of property and equipment	1	—
Investment purchases	(14,226)	(5,147)
Proceeds from sale/maturity of securities	9,164	3,016

Net cash used for investing activities	(5,087)	(2,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under note agreements	316	—
Exercise of common stock options	687	39

Net cash provided by financing activities	1,003	39

NET DECREASE IN CASH	(9,016)	(2,109)
CASH:
Beginning of period	13,097	12,296

End of period	$4,081	$10,187

NON-CASH INVESTING ACTIVITIES:
Unrealized (loss) on securities	$(12)	$(72)
SUPPLEMENTAL CASH FLOW DISCLOSURE:
Income taxes paid	$13	$2

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004

1.     BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2.     SIGNIFICANT ACCOUNTING POLICIES

Stock Options

        The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock Based Compensation, establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method has been applied to all outstanding and unvested awards during the three months ended March 31, 2004 and 2003.

	Three months ended
	March 31	March 31
	2004	2003

Net (loss), as reported	$(10,899)	$(3,191)
Deduct total stock-based employee compensation
expense determined under fair-value-based method for
all rewards, net of tax	(401)	(426)

Pro forma net (loss)	$(11,300)	$(3,617)

Pro forma net (loss) per share:
Basic	$(0.30)	$(0.11)
Diluted	$(0.30)	$(0.11)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first quarter of 2004 and 2003: no dividend yield, expected volatility of 71% and 72%, respectively, risk-free interest rates of between 1% to 5% and 1% to 4%, respectively and an expected life of 5 years for both periods.

3.     INVENTORIES

        Inventories are recorded net of reserves of $5.3 million and $5.6 million as of March 31, 2004 and December 31, 2003, respectively, and consist of:

	MARCH 31, 2004	DECEMBER 31, 2003

	(000’s)
Raw materials	$2,303	$2,370
Work in process	52	81
Finished goods	1,060	658

Inventory, net	$3,415	$3,109

        As noted above, the Company has recorded significant reserves against the carrying value of its inventories. The reserves relate primarily to raw materials inventory that the Company previously estimated would not be used. The Company now estimates that at least some portion of the fully reserved inventory will be used in production. The Company used $256,000 and $190,000 of its fully reserved raw materials inventory during the first quarter of 2004 and 2003, respectively. The fully reserved used raw materials were charged to cost of goods sold at a zero basis, which had a favorable impact on gross profit.

4.    NOTES PAYABLE

        In the first quarter of 2004, we signed an agreement for a line of credit with Tanabe Holding America, Inc. or Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil (TA-1790), our erectile dysfunction compound currently in Phase 2 clinical trials. The secured line of credit may be drawn upon quarterly and each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of two percent. As of March 31, 2004 we had a long-term notes payable balance of $316,000.

5.     ACCRUED AND OTHER LIABILITIES

        Accrued and other liabilities as of March 31, 2004 and December 31, 2003 consist of:

Short-term accrued and other liabilities	MARCH 31, 2004	DECEMBER 31, 2003

	(000'S)

Product returns	$2,876	$2,932
Income taxes	1,185	1,216
Research and clinical expenses	866	458
Royalties	320	629
Deferred revenue	281	281
Employee compensation and benefits	1,113	1,249
Chargebacks and rebates	835	900
Customer liabilities	550	135
Other	331	609

Total short-term accrued and other liabilities	$8,357	$8,409

Long-term accrued and other liabilities	MARCH 31, 2004	DECEMBER 31, 2003

	(000'S)

Restructuring	$3,021	$3,021
Research and clinical expenses	2,710	—
Deferred revenue	1,112	1,150

Total long-term accrued and other liabilities	$6,843	$4,171

6.     RESTRUCTURING RESERVE

        During 1998, VIVUS, Inc. experienced a significant decline in market demand for MUSE due to the market launch of sildenafil, the first oral treatment for erectile dysfunction. During the second and third quarters of 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. (See Notes 1 and 6 to the Consolidated Financial Statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K.) The restructuring reserve balance at March 31, 2004 was $3.0 million, remaining the same as at December 31, 2003.

PROPERTY
AND RELATED
COMMITMENTS

Balance at December 31, 2003	$3,021
Activity in first quarter 2004	—

Balance at March 31, 2004	$3,021

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

7.     NET INCOME PER SHARE

        Net income per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share. Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options. Certain options are excluded from the diluted income per share for the period presented because they are anti-dilutive. Potentially dilutive options outstanding of 1,005,725 and 509,879 at March 31, 2004 and 2003, respectively, are excluded from the computation of diluted EPS for the first quarter of 2004 and 2003 because the effect would have been anti-dilutive.

8.    COMMITMENTS

        We lease our manufacturing facilities in Lakewood, New Jersey under a non-cancelable operating lease expiring in 2007 and have the option to extend this lease for one additional renewal term of five years. In January 2000, we entered into a seven-year lease for our corporate headquarters in Mountain View, California, which expires in January 2007.

        In November 2002, we entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. In 2003, we purchased $2.1 million of product and are committed to purchase a minimum total of $3.8 million of product from 2004 through 2008.

        In January 2004, we entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. We will be required to purchase a minimum total of $2.3 million of product from 2004 through 2006.

        In January 2004, we entered into exclusive licensing agreements with Acrux Limited, a specialty pharmaceutical company based in Melbourne, Australia, under which we will develop and commercialize an estradiol spray for the alleviation of the symptoms of menopause and a testosterone spray for the treatment of low sexual desire in women. We reported a total $2.9 million of licensing fees incurred under the terms of the agreements. Portions of these licensing fees will be paid in September 2004 ($250,000) and June 2005 ($930,000). We expect to make other substantial payments to Acrux in accordance with our agreements with them. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales.

        In addition, during the first quarter of 2004, we initiated a phase 2 clinical trial with avanafil, our oral phosphodiesterase type 5 (PDE5) inhibitor being studied for the treatment of erectile dysfunction. Under the terms of our 2001 development, licensing and supply agreement with Tanabe Seiyaku Co., LTD., or Tanabe, a Japanese pharmaceutical company, we reported a $1.8 million milestone obligation to Tanabe in the first quarter of 2004. The payment of this milestone will be made in March 2006. We expect to make other substantial payments to Tanabe in accordance with our agreements with them. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales.

9.     CONCENTRATION OF CUSTOMERS AND SUPPLIERS

        During the first three months of 2004 and 2003, sales to significant customers as a percentage of total revenues were as follows:

	2004	2003

Customer A	49%	18%
Customer B	14%	18%
Customer C	11%	30%
Customer D	11%	6%
Customer E	7%	19%

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

        All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

        VIVUS, Inc. is a specialty pharmaceutical company focused on the research, development and commercialization of products to restore sexual function in men and women. In addition to our currently marketed therapies, we have a pipeline that includes both new chemical entities and existing compounds that are being developed to address unmet medical needs. Our business strategy is to apply our scientific and medical expertise to identify, develop and commercialize therapies that restore sexual function. In the United States, we market MUSE® (alprostadil) and ACTIS®, two products for the treatment of erectile dysfunction. We have entered into supply agreements with Meda AB to market and distribute MUSE and ACTIS in all Member States of the European Union, the Baltic States, the Czech Republic, Hungary, Iceland, Norway, Poland, Switzerland and Turkey. In Canada, we have entered into a license and supply agreement with Paladin Labs, Inc.  to market and distribute MUSE.

        We currently have four significant research and development programs in progress targeting male and female sexual function:

  ALISTA ™ to treat female sexual arousal disorder;
  Estradiol MDTS®, a short-term therapy to alleviate symptoms associated with menopause;
  Testosterone MDTS® for treating women with low sexual desire; and
  Avanafil, formerly known as TA-1790, for the treatment of erectile dysfunction.

        The first two research and development programs are in Phase 3 clinical development and the second two research and development programs are in Phase 2 clinical development. We believe that each of these programs addresses either established markets with sales in excess of $1.0 billion annually or potential markets with sales that could exceed $1.0 billion annually.

        When we were founded in 1991, our sole purpose was to develop a therapy for men suffering from erectile dysfunction. In 1997, we commercially launched MUSE in the United States. At that time, MUSE revolutionized erectile dysfunction therapy at a time when few effective therapies existed. Developing and bringing MUSE to the market provided us experience in clinical and regulatory matters when no intra-urethral drugs had been approved for this indication. This experience serves us well today in making progress towards developing and commercializing product candidates in our research and development programs.

Our Future

        It is our objective to become a global leader in the development and commercialization of products that help to restore sexual health in men and women. We believe that we have strong intellectual property supporting many opportunities in sexual health. Our future growth will come from further development and approval of our product candidates as well as in-licensing and product line extensions.

        The chart below depicts the status of our four significant research and development programs in progress.

First Quarter 2004 Update

Female Sexual Health

        We believe that the market for the treatment of sexual disorders in women is large and underserved. Today, there are no treatments on the market that have been approved by the United States Food and Drug Administration, or the FDA, for the treatment of sexual disorders in women. A paper by Lauman, et. al., published in the Journal of the American Medical Association in 1999, noted 43% of women between the ages of 18 and 65 identified themselves as afflicted with a sexual disorder, with two prevalent conditions being low sexual desire and arousal disorder. We believe these two conditions combined could potentially be a significant market. VIVUS’ research and development programs in female sexual health address both of these conditions.

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

        We plan to begin Phase 3 clinical development of ALISTA in 2004.

        Metered Dose Transdermal Spray, or MDTS

        In the first quarter of 2004, we entered into license agreements with Acrux Limited, a specialty pharmaceutical company based in Melbourne, Australia, pursuant to which we have the exclusive rights to market, in the United States, two drugs, estradiol and testosterone, using Acrux’s Metered Dose Transdermal Spray, or MDTS. The MDTS is a small, easy-to-use, handheld spray that delivers estradiol and testosterone topically to the skin. It dries in approximately 30 seconds, and when dry, is invisible. Data generated to date suggests that, once dry, there is little chance for transfer or removal by washing. We believe that MDTS will have high patient acceptability.

        The MDTS drug formulations utilize proprietary skin penetration enhancers commonly found in sunscreens. The once-per-day dosing has demonstrated a sustained plasma level of drug over a 24-hour period.

•	Estradiol MDTS — The estradiol spray is a low-dose estrogen-only treatment addressing the symptoms associated with menopause, primarily hot flashes. This proprietary spray product utilizes the MDTS spray technology, which is patented. This product candidate is simple to use and apply and has the safety of transdermal delivery.

We plan to conduct Phase 3 clinical development of the estradiol spray in 2004.

•	Testosterone MDTS – This proprietary spray product is designed to treat females with low sexual desire. The clinical name for low sexual desire is hypoactive sexual desire disorder. There are estimated to be over 10 million women in the United States afflicted with low sexual desire and there are no FDA approved therapies for this condition.

The testosterone spray is currently in a Phase 2 clinical trial with 200 patients. Under the terms of our license agreement, Acrux has the responsibility to complete this Phase 2 trial, which is being conducted in Australia under an Investigational New Drug application on file with the FDA. We expect the results of this Phase 2 study to be available in early 2005. All clinical development following this Phase 2 clinical trial will be our responsibility. Assuming that the Phase 2 study is successful, we plan to initiate a Phase 3 clinical trial with Testosterone MDTS by the end of 2005. Our current commercialization plan is to partner with a large pharmaceutical company.

Male Sexual Health

        The erectile dysfunction market produces revenues in excess of $2.0 billion annually. Pfizer reported that it sold approximately $1.8 billion of Viagra®, a phosphodiesterase type 5 (PDE5) inhibitor, worldwide in 2003. Pfizer received clearance from the FDA to market Viagra in 1998. In late 2003, two additional phosphodiesterase type 5 (PDE5) inhibitors were approved by the FDA: Levitra®, launched by Bayer and GlaxoSmithKlineBeecham, and Cialis®, launched by Lilly ICOS LLC. Following the launch of these new products, the market for PDE5 inhibitors continued to grow. Based on the aging baby boomer population and their desire to maintain a healthy sexual lifestyle, we believe the market for PDE5 inhibitors should continue to grow.

        Avanafil

        We are developing avanafil, an orally administered PDE5 inhibitor, licensed from Tanabe Seiyaku Co., LTD., or Tanabe, in 2001. Avanafil, formerly known as TA-1790, is currently in Phase 2 clinical development. Pre-clinical and clinical data to date suggests the product candidate is:

  Highly selective to PDE5, which we believe should result in a favorable side effect profile; and
  Fast acting, which should promote spontaneity.

        In March 2004, we began enrolling patients in an at-home, double blind, randomized, crossover design phase 2 clinical study to evaluate the safety and efficacy of avanfil. One of the primary goals of this study is to confirm the appropriate dose range in a large group of patients. Enrollment is anticipated to be completed by the end of 2004 and data from this study should be available during the first half of 2005. VIVUS plans to initiate drug interaction studies with avanafil later this year and anticipates completing Phase 2 development in 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, income taxes, restructuring, inventories and contingencies and litigation. (See Critical Accounting Policies and Estimates on page 23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.) We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

        Three Months Ended March 31, 2004 and 2003

        For the three months ended March 31, 2004, we reported a net loss of ($10.9) million, or ($0.29) net loss per share as compared to a net loss of ($3.2) million, or ($0.10) net loss per share, during the same quarter in 2003. Lower product sales in the United States and $4.7 million of charges for licensing and milestone payments associated with three of our four late-stage development programs in the pipeline were the primary reasons for the change from the same period last year.

        We anticipate continued losses over the next several years. We do not expect year-over-year increases in MUSE sales, and we plan to continue to invest in clinical development of our current research and development product candidates to bring those potential products to market.

        Revenue. United States net product revenue for the quarter ended March 31, 2004 was $572,000 compared to $3.4 million for the quarter ended March 31, 2003. A decrease in sales in the first quarter of 2004 was anticipated as wholesale customers ordered large quantities of MUSE in the fourth quarter of 2003, in anticipation of a first quarter 2004 price increase.

        We expect U.S. quarterly sales levels to increase through the remainder of 2004.

        International product revenue was $1.4 million for the first quarter of 2004, an increase of $492,000 compared to the same period last year. Based on current forecasts, we anticipate that 2004 international revenue will increase over 2003 levels.

        Cost of goods sold and gross margins. Cost of goods sold in the first quarter of 2004 was $2.3 million, as compared to $2.8 million for the first quarter of 2003. Cost of goods sold decreased because of lower sales in the first quarter of 2004 versus the same period in 2003. However, we typically expense approximately $1.3 million of manufacturing overhead costs each quarter as period costs because of excess manufacturing capacity at our New Jersey facility. This accounting treatment is based on the determination made during the 1998 restructuring that the manufacturing capacity of the New Jersey plant far exceeds the level of production required to meet estimated future market demand. Thus, because the revenue dollars in the first quarter of 2004 were not sufficient to cover both the standard cost of product sales and the additional period expenses, negative gross profits resulted. Additionally, we increased production of finished goods in the first quarter of 2004 to replenish our U.S. inventories that were sold during the fourth quarter of 2003. Since manufacturing costs from cost of sales are capitalized as unit costs of inventory on the balance sheet as of March 31, 2004, the increase in production of inventory led to a $335,000 incremental reduction in cost of goods sold. During the three months ended March 31, 2004 and 2003, we used certain raw material inventory, the cost basis of which had been reduced to zero in prior years. This had a favorable impact on our cost of sales in the first quarter of 2004 and 2003 of $256,000 and $190,000, respectively. The lower margins in the first quarter of 2004 were also attributable to increased international sales, which carry lower sales prices and higher material costs than U.S. product.

        Research and development expenses. Research and development expenses for the first quarter of 2004 were $7.7 million, as compared to $2.3 million for the three months ended March 31, 2003. During the first quarter of 2004, we entered into exclusive licensing agreements with Acrux, under which we will develop and commercialize an estradiol spray for the alleviation of the symptoms of menopause and a testosterone spray for the treatment of low sexual desire in women. We reported a total $2.9 million licensing fees incurred under the terms of the agreements. Portions of these licensing fees will be paid in September 2004 ($250,000) and June 2005 ($930,000). In addition, during the first quarter of 2004, we initiated a phase 2 clinical trial with avanafil, our oral phosphodiesterase type 5 (PDE5) inhibitor being studied for the treatment of erectile dysfunction. Under the terms of our 2001 development, licensing and supply agreement with Tanabe we reported a $1.8 million milestone obligation to Tanabe in the first quarter of 2004. The payment of this milestone will be made in March 2006. The initiation of the phase 2 clinical trial in March 2004 resulted in an additional $551,000 increase in expenses over the three months ended March 31, 2003. We do not expect to recognize revenue from sales of any new product candidates being developed through our research and development efforts until 2007 at the earliest.

        Selling, general and administrative expenses.  Selling, general and administrative expenses in the first quarter of 2004 of $3.0 million were $436,000 higher than the same period last year primarily due to $156,000 of legal fees related to the Acrux licensing agreements.

        Interest income.  Interest income for the three months ended March 31, 2004 was $160,000 as compared to $187,000 for the three months ended March 31, 2003. Despite an increase in our investments from March 31, 2003 to March 31, 2004, lower interest rates contributed to the reduction in interest income.

        Provision for income taxes.  During the first quarter of 2004, we recorded a net tax provision of $3,000 based on minimum state income taxes due. During the first quarter of 2003, there was no such provision.

LIQUIDITY AND CAPITAL RESOURCES

    Cash.  Unrestricted cash, cash equivalents and available-for-sale securities totaled $44.4 million at March 31, 2004 as compared to $48.3 million at December 31, 2003. The decrease is primarily due to low U.S. sales in the first quarter of 2004, normal operating expenses and a $1.8 million milestone payment to Acrux for our licensing agreement.

        Since inception, we have financed operations primarily from the issuance of equity securities. Through March 31, 2004, we raised $156.7 million from financing activities and had an accumulated deficit of $111.9 million at March 31, 2004.

        Available-for-sale securities.  We focus on liquidity and capital preservation in our investments in available-for-sale securities. We restrict our cash investments to:

  Direct obligations of the United States Treasury;
  Federal Agency securities which carry the direct or implied guarantee of the United States government; and
  Corporate securities, including commercial paper, rated A1/P1 or better.

        We sequence the maturities of our investments consistent with our cash forecasts. The weighted average maturity of our portfolio is not to exceed 18 months. As investments mature, we re-invest the money by purchasing additional securities. We sell such investment securities based upon our need for cash for the payment of operating expenses. Gains and losses on sales of securities are typically insignificant because we sequence maturities consistent with our cash forecasts.

        Accounts Receivable.  Accounts receivable (net of allowance for doubtful accounts) at March 31, 2004 was $680,000 as compared to $2.6 million at December 31, 2003. The 74.1% decrease in the accounts receivable balance at March 31, 2004 is due to an 91.6% decrease in the number of units sold in March 2004 as compared to December 2003. Currently, we do not have any significant concerns related to accounts receivable or collections.

        Liabilities.  Total liabilities were $19.6 million at March 31, 2004, $4.1 million higher than at December 31, 2003. Accrued research and development expenses increased $3.0 million due to the future payment of milestones to Acrux and Tanabe and accounts payable increased $1.1 million primarily due to the timing of payments.

        Operating Activities.  Our operating activities used $4.9 million and provided $17,000 of cash during the three months ended March 31, 2004 and 2003, respectively. During the first quarter of 2004, our net operating loss of $10.9 million was offset by a $3.0 million increase in accrued and other liabilities for the future payment of milestones to Acrux and Tanabe and a $1.1 million increase in accounts payable. During the first quarter of 2003, our net operating loss was offset by a $2.4 million reduction in our accounts receivable due to the collection of monies owed to us.

        Investing Activities.  Net cash used for investing activities was $5.1 million and $2.2 million during the three months ended March 31, 2004 and 2003, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

        Financing Activities.  Financing activities provided cash of $1.0 million and $39,000 during the three months ended March 31, 2004 and 2003, respectively. These amounts include the proceeds from the exercise of stock options in both the first quarter of 2004 and 2003, and borrowings under note arrangements in the first quarter of 2004.

        We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs for at least the coming year. However, we anticipate that we will be required to obtain additional financing to fund the development of our research and development pipeline in future periods as well as to support the possible launch of any future products. In particular, we expect to make other substantial payments to Acrux and Tanabe in accordance with our agreements with them in connection with the licensing of certain compounds. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales.

          In the first quarter of 2004, we signed an agreement for a line of credit with Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil (TA-1790), our erectile dysfunction compound currently in Phase 2 clinical trials. The secured line of credit may be drawn upon quarterly and each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of two percent. As of March 31, 2004 we had a long-term notes payable balance of $316,000.

        We expect to evaluate other potential financing sources, including, but not limited to, the issuance of additional equity or debt securities, corporate alliances, joint ventures, and licensing agreements to fund the development and possible commercial launch of any future products. The sale of additional equity securities would result in additional dilution to our stockholders. Our working capital and additional funding requirements will depend upon numerous factors, including:

  the progress of our research and development programs;
  the timing and results of pre-clinical testing and clinical trials;
  results of operations;
  demand for MUSE;
  technological advances;
  the level of resources that we devote to our sales and marketing capabilities; and
  the activities of competitors.

Overview of Contractual Obligations

Contractual Obligations		Payments Due by Period (in thousands)

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Operating Leases (1)	4,074	1,280	2,794	—	—

Purchases (2)	6,120	1,530	3,825	765	—

Notes Payable (3)	316	—	—	316	—

Other Long Term Liabilities (4)	5,981	250	2,710	3,021	—

Total	16,491	3,060	9,329	4,102	—

        (1)     We lease our manufacturing facilities in Lakewood, New Jersey under a non-cancelable operating lease expiring in 2007 and have the option to extend this lease for one additional renewal term of five years. In January 2000, we entered into a seven-year lease for our corporate headquarters in Mountain View, California, which expires in January 2007.

        (2)     In November 2002, we entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. In 2003, we purchased $2.1 million of product and are committed to purchase a minimum total of $3.8 million of product from 2004 through 2008.

                 In January 2004, we entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. We will be required to purchase a minimum total of $2.3 million of product from 2004 through 2006.

        (3)     In the first quarter of 2004, we signed an agreement for a line of credit with Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil (TA-1790), our erectile dysfunction compound currently in Phase 2 clinical trials. The secured line of credit may be drawn upon quarterly and each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of two percent.

        (4)     Other Long Term Liabilities relates to the restoration liability for our leased manufacturing facilities. This liability will remain in effect through the end of the lease term, including any renewals. We exercised our first option to renew the original lease, thereby extending any cash payments to be made relating to this liability out to 2007. The second renewal term, if exercised, would then extend the liability out an additional five years, to 2012.

                 In January 2004, we entered into exclusive licensing agreements with Acrux under which we will develop and commercialize an estradiol spray for the alleviation of the symptoms of menopause and a testosterone spray for the treatment of low sexual desire in women. We reported a total $2.9 million of licensing fees incurred under the terms of the agreements. Portions of these licensing fees will be paid in September 2004 ($250,000) and June 2005 ($930,000). In addition, during the first quarter of 2004, we initiated a phase 2 clinical trial with avanafil, our oral phosphodiesterase type 5 (PDE5) inhibitor being studied for the treatment of erectile dysfunction. Under the terms of our 2001 development, licensing and supply agreement with Tanabe we reported a $1.8 million milestone obligation to Tanabe in the first quarter of 2004. The payment of this milestone will be made in March 2006.

  RISK FACTORS AFFECTING OPERATIONS AND FUTURE RESULTS

        Set forth below and elsewhere in this Form 10-Q and in other documents we file with the Securities and Exchange Commission are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. These are not the only risks and uncertainties facing VIVUS. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

If we were unable to continue to develop, market and obtain regulatory approval for new product candidates, our business would be harmed.

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

        In February 2004, we entered into exclusive license agreements with Acrux for the development and commercialization of topically applied Testosterone MDTS and Estradiol MDTS, in the United States only, for the treatment of low sexual desire and menopausal symptoms in women, respectively. Acrux has conducted clinical trials for both products under Investigational New Drug Applications on file with the United States Food and Drug Administration. Acrux is currently conducting a 200-patient Phase 2 study in Australia for Testosterone MDTS, which is expected to be completed in early 2005. We will conduct all other future development and clinical work for Testosterone MDTS. Assuming favorable results, we anticipate that we will begin Phase 3 clinical development of Testosterone MDTS in 2005. We plan to conduct Phase 3 clinical development for Estradiol MDTS in late 2004 for short-term therapy for women experiencing symptoms associated with menopause. However, there are no guarantees that Testosterone MDTS and/or Estradiol MDTS will prove to be safe and effective or receive regulatory approval for any indication. Further, even if we were to receive regulatory approval for these products, there can be no assurance that such products will prove to be commercially successful or profitable.

        We are developing avanafil, formerly known as TA-1790, as potential oral and local treatments for male and female sexual dysfunction, and we are developing ALISTA for the potential treatment of female sexual arousal disorder. We are currently conducting pre-clinical safety studies for avanafil and have completed dosing in two efficacy studies in patients with erectile dysfunction. In March 2004, we began a Phase 2 clinical trial for avanafil, the results of which are expected in the first half of 2005. We also completed two Phase 2 ALISTA clinical trials and a third study began in the first quarter of 2003, the results of which are expected in the middle of 2004. We intend to initiate additional clinical studies that would be required to obtain regulatory approval for avanafil and ALISTA. However, there are no guarantees that avanafil and/or ALISTA will prove to be safe and effective or receive regulatory approval for any indication. Further, even if we were to receive regulatory approval for these products, there can be no assurance that such products will prove to be commercially successful or profitable.

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

        After regulatory approval is obtained, our products are subject to continual regulatory review. Manufacturing, labeling and promotional activities are continually regulated by the United States Food and Drug Administration and equivalent foreign regulatory agencies, and we must also report certain adverse events involving our products to these agencies. Previously unidentified adverse events or an increased frequency of adverse events that occur post-approval could result in labeling modifications of approved products, which could adversely affect future marketing. Finally, approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

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

        We support MUSE sales in the United States through a small sales support group targeting major accounts that include the top prescribers of MUSE. Telephone marketers also focus on urologists who prescribe MUSE. Physician and patient information/help telephone lines are available to answer additional questions that may arise after reading the inserts or after actual use of the product. The sales force actively participates in national urologic and sexual dysfunction forums and conferences, such as the American Urological Association annual and regional meetings and the International Society for Impotence Research. There can be no assurance that our sales programs will effectively maintain or potentially increase current sales levels. There can be no assurance that demand for MUSE will continue or that we will be able to adequately support sales of MUSE in the United States in the future.

We rely on third parties to manufacture sufficient quantities of compounds for use in our pre-clinical and clinical trials and an interruption to this service may harm our business.

        We do not have the ability to manufacture the materials we use in our pre-clinical and clinical trials, and we rely on various third parties to perform this function. There can be no assurance that we will be able to identify and qualify additional sources for clinical materials. If interruptions in this supply occur for any reason, including a decision by the third parties to discontinue manufacturing, labor disputes or a failure of the third parties to follow regulations, we may not be able to obtain regulatory approvals for our proposed products and may not be able to successfully commercialize these proposed products.

We rely on third parties to conduct clinical trials for our product candidates in development and those third parties may not perform satisfactorily.

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

        We hold various patents and patent applications in the United States and abroad targeting male and female sexual health. The success of our business depends, in part, on our ability to obtain patents and maintain adequate protection of our intellectual property for our proprietary technology and products in the United States and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and processes allowing for meaningful defense of intellectual property rights. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode our competitive advantage, and our business and operating results could be harmed.

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

        We are required to initially receive regulatory approval for suppliers and we obtained our current supply of alprostadil from two approved sources. The first is NeraPharm, formerly Spolana Chemical Works a.s., in Neratovice, Czech Republic. The second is Chinoin Pharmaceutical and Chemical Works Co., Ltd. We have manufacturing agreements with Chinoin and NeraPharm respectively, to produce additional quantities of alprostadil for us. We are currently in the process of assuring the new material meets testing and regulatory specifications. There can be no guarantees the material will pass these requirements and be usable material in our manufacturing process. We are currently in the process of investigating additional sources for our future alprostadil supplies. However, there can be no assurance that we will be able to identify and qualify additional suppliers of alprostadil, in a timely manner, if at all.

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

        We entered into a distribution agreement with Cardinal Health. Under this agreement, Cardinal Health takes the following actions:

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

        We rely on a single injection molding company, Medegen, for our supply of plastic applicator components. In turn, Medegen obtains its supply of resin, a key ingredient of the applicator, from a single source, Huntsman Corporation. There can be no assurance that we will be able to identify and qualify additional sources of plastic components. We are required to initially receive United States Food and Drug Administration approval for suppliers. Until we secure and qualify additional sources of plastic components, we are entirely dependent upon Medegen. If interruptions in this supply occur for any reason, including a decision by Medegen to discontinue manufacturing, labor disputes or a failure of Medegen to follow regulations, the development and commercial marketing of MUSE and other potential products could be delayed or prevented. An extended interruption in the supply of plastic components could have a material adverse effect on our business, financial condition and results of operations.

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

We have an accumulated deficit of $111.9 million at March 31, 2004 and expect to continue to incur substantial operating losses for the foreseeable future.

        We have generated a cumulative net loss of $111.9 million for the period from our inception through March 31, 2004 and we anticipate losses for the next several years due to increased investment in our research and development programs and limited revenues. There can be no assurance that we will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of our future success.

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

        MUSE and ACTIS are currently marketed internationally. Changes in overseas economic and political conditions, terrorism, currency exchange rates, foreign tax laws or tariffs or other trade regulations could have an adverse effect on our business, financial condition and results of operations. The international nature of our business is also expected to subject us and our representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which we operate or where our products are sold. The regulation of drug therapies in a number of such jurisdictions, particularly in the European Union, continues to develop, and there can be no assurance that new laws or regulations will not have a material adverse effect on our business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect our intellectual property rights to the same extent, as do the laws of the United States.

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

        Our Board of Directors has adopted a Preferred Shares Rights Plan. The Preferred Shares Rights Plan has the effect of causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. The existence of the Preferred Shares Rights Plan could limit the price that certain investors might be willing to pay in the future for shares of our common stock and could discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At March 31, 2004, we had drawn $316,000 of the $8.5 million line of credit with Tanabe. Each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of two percent. At December 31, 2003 we had no debt outstanding, and therefore no risk exposure associated with increasing interest rates. We, however, are exposed to changes in interest rates on our investments in cash equivalents and available-for-sale securities. A significant portion of all of our investments in cash equivalents and available-for-sale securities are in money market funds that hold short-term investment grade commercial paper, treasury bills or other United States government obligations. Currently, this reduces our exposure to long-term interest rate changes.

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

      None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS (IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

EXHIBIT
NUMBER	DESCRIPTION

3.2(4)	Amended and Restated Certificate of Incorporation of the Company

3.3(3)	Bylaws of the Registrant, as amended

3.4(5)	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock

4.1(4)	Specimen Common Stock Certificate of the Registrant

4.5(5)	Second Amended and Restated Preferred Shares Rights Agreement, dated as of April 15, 1997 by and between the Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.1(1)†	Assignment Agreement by and between Alza Corporation and the Registrant dated December 31, 1993

10.2(1)†	Memorandum of Understanding by and between Ortho Pharmaceutical Corporation and the Registrant dated February 25, 1992

10.3(1)†	Assignment Agreement by and between Ortho Pharmaceutical Corporation and the Registrant dated June 9, 1992

10.4(1)†	License Agreement by and between Gene A. Voss, MD, Allen C. Eichler, MD, and the Registrant dated December 28, 1992

10.5A(1)†	License Agreement by and between Ortho Pharmaceutical Corporation and Kjell Holmquist AB dated June 23, 1989

10.5B(1)†	Amendment by and between Kjell Holmquist AB and the Registrant dated July 3, 1992

10.5C(1)	Amendment by and between Kjell Holmquist AB and the Registrant dated April 22, 1992

10.5D(1)†	Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992

10.6A(1)†	License Agreement by and between Amsu, Ltd., and Ortho Pharmaceutical Corporation dated June 23, 1989

10.6B(1)†	Amendment by and between Amsu, Ltd., and the Registrant dated July 3, 1992

10.6C(1)	Amendment by and between Amsu, Ltd., and the Registrant dated April 22, 1992

10.6D(1)†	Stock Purchase Agreement by and between Amsu, Ltd., and the Registrant dated July 10, 1992

10.11(3)	Form of Indemnification Agreements by and among the Registrant and the Directors and Officers of the Registrant

10.12(2)	1991 Incentive Stock Plan and Form of Agreement, as amended

10.13(1)	1994 Director Option Plan and Form of Agreement

10.14(1)	Form of 1994 Employee Stock Purchase Plan and Form of Subscription Agreement

10.17(1)	Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay

10.28(4)	Lease Agreement made as of January 1, 1997 between the Registrant and Airport Associates

10.29(4)	Lease Amendment No. 1 as of February 15, 1997 between Registrant and Airport Associates

10.29A(6)	Lease Amendment No. 2 dated July 24, 1997 by and between the Registrant and Airport Associates

10.29B(6)	Lease Amendment No. 3 dated July 24, 1997 by and between the Registrant and Airport Associates

10.36(7)	Form of, “Change of Control Agreements,” dated July 8, 1998 by and between the Registrant and certain Executive Officers of the Company.

10.39(8)	Sublease agreement between KVO Public Relations, Inc. and the Registrant dated December 21, 1999

10.41(9)†	License and Supply Agreement made as of November 20, 2000 between the Registrant and Paladin Labs, Inc.

10.42(9)†	Development, License and Supply Agreement made as of January 22, 2001 between the Registrant and TANABE SEIYAKU CO., LTD.

10.42A	Amendment One to Agreement, dated January 9, 2004 between Registrant and TANABE SEIYAKU CO., LTD.

10.43(10)†	Settlement and Modification Agreement made as of July 12, 2001 between ASIVI, LLC, AndroSolutions, Inc. Gary W. Neal and the Registrant.

10.44(11)	2001 Stock Option Plan and Form of Agreement

10.45(12)†	Supply Agreement made as of September 3, 2002 between the Registrant and Meda AB.

10.46(13)†	Amendment Three, dated November 21, 2002 by and between VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works, Ltd.

EXHIBIT
NUMBER	DESCRIPTION

10.47(13)	Lease Amendment No. 4 and Settlement Agreement dated October 25, 2000 by and between the Registrant and Airport Associates

10.48(13)†	Exclusive Distribution Agreement dated October 1, 2002 between the Registrant and Cord Logistics

10.49(13)†	Distribution and Supply Agreement made as of February 18, 2003 between the Registrant and Meda AB.

10.50††	Testosterone Development and Commercialization Agreement made as of February 7, 2004 between the Registrant, Fempharm Pty Ltd. and Acrux DDS Pty Ltd.

10.51††	Estradiol Development and Commercialization Agreement made as of February 12, 2004 between the Registrant, Fempharm Pty Ltd. and Acrux DDS Pty Ltd.

10.52††	Note Purchase Agreement, dated January 8, 2004 between Registrant and Tanabe Holding America, Inc.

10.53††	Manufacture and Supply Agreement, dated December 22, 2003 between Registrant and NeraPharm spol., s.r.o. and signed by the Company on January 7, 2004.

31.1	Certification of Chief Executive Officer, dated May 7, 2004, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, dated May 7, 2004, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Confidential treatment granted.
††	Confidential treatment requested.

(1)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Registration Statement on Form S-1 No. 33-75698, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form S-1 No. 33-90390, as amended.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Form 8-B filed with the Commission on June 24, 1996.

(4)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(5)	Incorporated by reference to exhibit 99.1 filed with Registrant’s Amendment Number 2 to the Registration Statement of Form 8-A (File No. 0-23490) filed with the Commission on April 23, 1997.

(6)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(7)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

(8)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999.

(9)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(11)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form S-8 filed with the Commission on November 15, 2001.

(12)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2002.

(13)	Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002.

(b)	Reports on Form 8-K.

        On January 30, 2004, we furnished a current report on Form 8-K that disclosed our financial results for the year ended December 31, 2003 and certain other information. The Form 8-K included our audited financial statements for the year ended December 31, 2003.

        On February 9, 2004, we filed a current report on Form 8-K that announced that data from our Phase 2 head-to-head at-home study comparing the onset of action between TA-1790, our oral phosphodiesterase type 5 (PDE5) inhibitor for the treatment of erectile dysfunction, and Pfizer’s Viagra (sildenafil) showed comparable results.

        On February 12, 2004, we filed a current report on Form 8-K that announced the execution of exclusive licensing agreements with Acrux Limited, a pharmaceutical company based in Melbourne, Australia, under which we have the rights and responsibilities to develop and commercialize Testosterone MDTS® and Estradiol MDTS® in the United States for treatment of low sexual desire and menopausal symptoms, respectively.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004	VIVUS, Inc.

/s/ LARRY J. STRAUSS Larry J. Strauss Vice President, Finance and Chief Financial Officer

/s/ LELAND F. WILSON Leland F. Wilson President and Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT	DESCRIPTION

10.42A	Amendment One to Agreement, dated January 9, 2004 between Registrant and TANABE SEIYAKU CO., LTD.

10.50††	Testosterone Development and Commercialization Agreement made as of February 7, 2004 between the Registrant, Fempharm Pty Ltd. and Acrux DDS Pty Ltd.

10.51††	Estradiol Development and Commercialization Agreement made as of February 12, 2004 between the Registrant, Fempharm Pty Ltd. and Acrux DDS Pty Ltd.

10.52††	Note Purchase Agreement, dated January 8, 2004 between Registrant and Tanabe Holding America, Inc.

10.53††	Manufacture and Supply Agreement, dated December 22, 2003 between Registrant and NeraPharm spol., s.r.o. and signed by the Company on January 7, 2004.

31.1	Certification of Chief Executive Officer, dated May 7, 2004, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, dated May 7, 2004, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††	Confidential treatment requested.

_________________