Form 10-Q
period 2004-06-30
VIVUS INC
filed 2004-08-05
CIK 881524

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-Q
                                ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE TRANSITION PERIOD FROM _______ TO _______

                         Commission File Number 0-23490

                                   VIVUS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                                   94-3136179
     (STATE OR OTHER JURISDICTION OF                       (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)

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


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes [X] No [_]

    At July 30, 2004, 38,048,401 shares of common stock were outstanding.

================================================================================

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   VIVUS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                 ASSETS
                                                                                JUNE 30     DECEMBER 31
                                                                                  2004         2003*
                                                                               ----------   ----------
                                                                               (UNAUDITED)
Current assets:
    Cash and cash equivalents                                                  $    3,965   $   13,097
    Available-for-sale securities                                                  27,467       21,488
    Accounts receivable, net                                                        1,929        2,623
    Inventories, net                                                                3,861        3,109
    Prepaid expenses and other assets                                               1,540        1,108
                                                                               ----------   ----------
        Total current assets                                                       38,762       41,425
    Property and equipment, net                                                     7,313        8,220
    Restricted cash                                                                 3,324        3,324
    Available-for-sale securities, non-current                                      6,760       13,763
                                                                               ----------   ----------
        Total assets                                                           $   56,159   $   66,732
                                                                               ==========   ==========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                           $    2,973   $    2,917
    Accrued and other liabilities                                                   9,865        8,409
                                                                               ----------   ----------
        Total current liabilities                                                  12,838       11,326
     Notes payable
                                                                                    1,198         --
    Accrued and other long-term liabilities                                         5,904        4,171
                                                                               ----------   ----------
        Total liabilities                                                          19,940       15,497
                                                                               ----------   ----------
Stockholders' equity:
    Preferred stock; $1.00 par value; shares authorized 5,000; shares issued
     and outstanding - 0 at June 30, 2004 and December 31, 2003                      --           --
    Common stock; $.001 par value; shares authorized 200,000; shares issued and outstanding - 38,046 at June 30, 2004, and 37,788 at
      December 31, 2003                                                                38           38
    Additional paid-in capital                                                    152,963      152,093
    Accumulated other comprehensive (loss) income                                     (43)          64
    Accumulated deficit                                                          (116,739)    (100,960)
                                                                               ----------   ----------
        Total stockholders' equity                                                 36,219       51,235
                                                                               ----------   ----------
        Total liabilities and stockholders' equity                             $   56,159   $   66,732
                                                                               ==========   ==========

* The Condensed Consolidated Balance Sheet at December 31, 2003 has been derived from the Company's audited financial statements at that date.

   See accompanying notes to the condensed consolidated financial statements.

                                   VIVUS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                         ------------------------------      ------------------------------
                                                           JUNE 30           JUNE 30           JUNE 30           JUNE 30
                                                             2004              2003              2004              2003
                                                         ------------      ------------      ------------      ------------
                                                         (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
Revenue
    United States product                                $      2,677      $      2,961      $      3,340      $      6,769
    International product                                         742               960             2,112             1,838
    Returns provision                                            (217)             (273)             (308)             (690)
                                                         ------------      ------------      ------------      ------------
        Total revenue                                           3,202             3,648             5,144             7,917
Cost of goods sold                                              2,324             2,424             4,604             5,208
                                                         ------------      ------------      ------------      ------------
Gross profit                                                      878             1,224               540             2,709
                                                         ------------      ------------      ------------      ------------
Operating expenses:
    Research and development                                    3,052             1,846            10,773             4,130
    Selling, general and administrative                         2,814             2,492             5,822             5,064
                                                         ------------      ------------      ------------      ------------
        Total operating expenses                                5,866             4,338            16,595             9,194
                                                         ------------      ------------      ------------      ------------

Loss from operations                                           (4,988)           (3,114)          (16,055)           (6,485)
Interest and other income:
   Interest income                                                156               173               316               360
   Gain (loss) on disposal of property and equipment             --                --                   1                (1)
   Foreign exchange (loss) gain                                    (3)               16                 7                10
   Interest expense                                               (43)             --                 (43)             --
                                                         ------------      ------------      ------------      ------------
Loss before provision for income taxes                         (4,878)           (2,925)          (15,774)           (6,116)
Provision for income taxes                                         (2)             --                  (5)             --
                                                         ------------      ------------      ------------      ------------
    Net loss                                             $     (4,880)     $     (2,925)     $    (15,779)     $     (6,116)
                                                         ============      ============      ============      ============
Net loss per share:
    Basic                                                $      (0.13)     $      (0.08)     $      (0.42)     $      (0.18)
    Diluted                                              $      (0.13)     $      (0.08)     $      (0.42)     $      (0.18)
Shares used in per share computation:
    Basic                                                      38,028            35,073            37,954            34,048
    Diluted                                                    38,028            35,073            37,954            34,048

   See accompanying notes to the condensed consolidated financial statements.

                                   VIVUS, INC.

             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)


                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                ------------------------------      ------------------------------
                                                  JUNE 30           JUNE 30           JUNE 30           JUNE 30
                                                    2004              2003              2004              2003
                                                ------------      ------------      ------------      ------------
                                                (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
Net loss                                        $     (4,880)     $     (2,925)     $    (15,779)     $     (6,116)
Other comprehensive loss:
    Change in unrealized loss on securities              (95)              (51)             (107)             (123)
                                                ------------      ------------      ------------      ------------
Comprehensive loss                              $     (4,975)     $     (2,976)     $    (15,886)     $     (6,239)
                                                ============      ============      ============      ============



   See accompanying notes to the condensed consolidated financial statements.

                                   VIVUS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                        SIX MONTHS ENDED
                                                                            JUNE 30
                                                                  ------------------------------
                                                                      2004              2003
                                                                  ------------      ------------
                                                                  (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $    (15,779)     $     (6,116)

    Adjustments to reconcile net loss to net cash used for
    operating activities:
        Provision for doubtful accounts                                     87               (70)
        Depreciation and amortization                                      976             1,088
        Stock compensation costs                                            20                19
        (Gain) loss on disposal of property and equipment                   (1)                1
    Changes in assets and liabilities:
        Accounts receivable                                                607             1,628
        Inventories                                                       (752)             (335)
        Prepaid expenses and other assets                                 (432)              192
        Accounts payable                                                    56              (136)
        Accrued and other liabilities                                    3,189              (871)
                                                                  ------------      ------------
             Net cash used for operating activities                    (12,029)           (4,600)
                                                                  ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment purchases                                       (69)              (88)
    Proceeds from sale of property and equipment                             1              --
    Investment purchases                                               (18,538)          (27,177)
    Proceeds from sale/maturity of securities                           19,455            11,252
                                                                  ------------      ------------
        Net cash provided by (used for) investing activities               849           (16,013)
                                                                  ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing under note agreements
                                                                         1,198              --
    Exercise of common stock options                                       692               180
    Sale of common stock through employee stock purchase plan              158               162
    Proceeds from issuance of common stock                                --              17,500
    Common stock issuance costs                                           --              (1,090)
                                                                  ------------      ------------
             Net cash provided by financing activities                   2,048            16,752
                                                                  ------------      ------------
NET DECREASE IN CASH                                                    (9,132)           (3,861)
CASH:
    Beginning of period                                                 13,097            12,296
                                                                  ------------      ------------
    End of period                                                 $      3,965      $      8,435
                                                                  ============      ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Change in unrealized loss on securities                       $       (107)     $       (123)
SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Income taxes paid                                             $         13      $         15


   See accompanying notes to the condensed consolidated financial statements.

                                   VIVUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to the Company's 2003 consolidated financial statements to conform to the current period presentations.

2. SIGNIFICANT ACCOUNTING POLICIES

STOCK OPTIONS

    The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations including Financial Accounting Standards Board, or FASB, Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards during the three and six months ended June 30, 2004 and 2003.

                                                         Three months ended          Six months ended
                                                       ----------------------      ----------------------
                                                        June 30       June 30       June 30       June 30
                                                         2004          2003          2004          2003
                                                       --------      --------      --------      --------
Net loss, as reported                                  $ (4,880)     $ (2,925)     $(15,779)     $ (6,116)
Deduct total stock-based employee compensation
  expense determined under fair-value-based method
  for all rewards, net of tax                              (486)         (439)         (887)         (865)
                                                       --------      --------      --------      --------

Pro forma net loss                                     $ (5,366)     $ (3,364)     $(16,666)     $ (6,981)
                                                       ========      ========      ========      ========

Pro forma net loss per share:
   Basic                                               $  (0.14)     $  (0.10)     $  (0.44)     $  (0.21)
   Diluted                                             $  (0.14)     $  (0.10)     $  (0.44)     $  (0.21)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the second quarter of 2004 and 2003: no dividend yield, expected volatility of 68% and 66%, respectively, risk-free interest rates of between 1% and 5% and 1% to 4%, respectively and an expected life of 5 years for both periods.

3. INVENTORIES

    Inventories are recorded net of reserves of $5.0 million and $5.6 million as of June 30, 2004 and December 31, 2003, respectively, and consist of (in thousands):

                                               JUNE 30,         DECEMBER 31,
                                                 2004               2003
                                               -------            -------
                Raw materials                  $ 2,571            $ 2,370
                Work in process                     97                 81
                Finished goods                   1,193                658
                                               -------            -------
                Inventory, net                 $ 3,861            $ 3,109
                                               =======            =======

    As noted above, the Company has recorded significant reserves against the carrying value of its inventories. The reserves relate primarily to raw materials inventory that the Company previously estimated would not be used. The Company now estimates that at least some portion of the fully reserved inventory will now be used in production. The Company used $535,000 and $482,000 of its fully reserved raw materials inventory during the first six months of 2004 and 2003, respectively. The fully reserved used raw materials were charged to cost of goods sold at a zero basis, which had a favorable impact on gross profit.

4. NOTES PAYABLE

     In the first quarter of 2004, we signed an agreement for a secured line of credit with Tanabe Holding America, Inc., a subsidiary of Tanabe Seiyaku Co., Ltd., or Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil (formerly TA-1790), our erectile dysfunction compound currently in Phase 2 clinical trials. The secured line of credit may be drawn upon quarterly and each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of two percent. There are no financial covenants associated with this secured line of credit. As of June 30, 2004 we had long-term notes payable to Tanabe of $1.2 million, and $7.3 million of available credit under this agreement.

5. ACCRUED AND OTHER LIABILITIES

    Accrued and other liabilities as of June 30, 2004 and December 31, 2003 consist of (in thousands):

                                                         JUNE 30,   DECEMBER 31,
        Short-term accrued and other liabilities           2004         2003
                                                         --------     --------

        Product returns                                  $  2,697     $  2,932
        Income taxes                                        1,187        1,216
        Research and clinical expenses                      2,620          458
        Royalties                                             424          629
        Deferred revenue                                      281          281
        Employee compensation and benefits                  1,061        1,249
        Chargebacks and rebates                               404          900
        Customer liabilities                                  629          135
        Other                                                 562          609
                                                         --------     --------
        Total short-term accrued and other liabilities   $  9,865     $  8,409
                                                         ========     ========

                                                         JUNE 30,   DECEMBER 31,
        Long-term accrued and other liabilities            2004         2003
                                                         --------     --------

        Restructuring                                    $  3,021     $  3,021
        Research and clinical expenses                      1,808         --
        Deferred revenue                                    1,075        1,150
                                                         --------     --------
        Total long-term accrued and other liabilities    $  5,904     $  4,171
                                                         ========     ========

6. RESTRUCTURING RESERVE

    During 1998, VIVUS, Inc. experienced a significant decline in market demand for MUSE(R) due to the market launch of sildenafil, the first oral treatment for erectile dysfunction. During the second and third quarters of 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. (See Notes 1 and 6 to the Consolidated Financial Statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K.) The restructuring reserve balance at June 30, 2004 was $3.0 million, remaining the same as at December 31, 2003.

                                                    PROPERTY
                                                   AND RELATED
                                                   COMMITMENTS
                                                   -----------
        Balance at December 31, 2003                 $ 3,021
        Activity in first quarter 2004                    --
        Activity in second quarter 2004                   --
                                                     -------
        Balance at June 30, 2004                     $ 3,021
                                                     =======

    The balance in the restructuring reserve is related to the restoration liability for our leased manufacturing facilities. This liability will remain in effect through the end of the lease term, including any renewals. The Company has exercised its first option to renew the original lease, thereby extending any cash payments to be made for this liability out to 2007. The second renewal term, if exercised, would then extend the liability out an additional five years, to 2012.

7. NET INCOME PER SHARE

    Net income per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which requires a dual presentation of basic and diluted earnings per share, or EPS. Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share is based on the weighted average number of common and potentially dilutive shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options. Potentially dilutive options outstanding of 728,290 and 782,485 at June 30, 2004 and 2003, respectively, are excluded from the computation of diluted EPS for the second quarter of 2004 and 2003 because the effect would have been anti-dilutive. Potentially dilutive options outstanding of 873,646 and 623,667 at June 30, 2004 and 2003, respectively, are excluded from the computation of diluted EPS for the first six months of 2004 and 2003 because the effect would have been anti-dilutive.

8. COMMITMENTS

    We lease our manufacturing facilities in Lakewood, New Jersey under a non-cancelable operating lease expiring in 2007 and have the option to extend this lease for one additional renewal term of five years. In January 2000, we entered into a seven-year lease for our corporate headquarters in Mountain View, California, which expires in January 2007.

    In November 2002, we entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. In 2003, we purchased $2.1 million of product and are required to purchase a minimum total of $3.8 million of product from 2004 through 2008. As of June 30, 2004, we have not purchased any additional product from this supplier.

    In January 2004, we entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. We will be required to purchase a minimum total of $2.3 million of product from 2004 through 2006. As of June 30, 2004, we purchased $234,000 of product from this supplier.

    In January 2004, we entered into exclusive licensing agreements with a subsidiary of Acrux Limited, a specialty pharmaceutical company based in Melbourne, Australia, under which we will develop and commercialize an estradiol spray for the alleviation of the symptoms of menopause and a testosterone spray for the treatment of low sexual desire in women. We reported a total $2.9 million of licensing fees incurred under the terms of the agreements. Portions of these licensing fees will be paid in September 2004 ($250,000) and June 2005 ($930,000). We expect to make other substantial payments to Acrux in accordance with our agreements with them. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales.

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

9. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

    During the first six months of 2004 and 2003, sales to significant customers as a percentage of total revenues were as follows:

                                                  2004   2003
                                                  ----   ----
                   Customer A                      36%    30%
                   Customer B                      31%    18%
                   Customer C                      13%    19%
                   Customer D                       6%     5%

    The Company did not have any suppliers making up more than 10% of operating costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-Q contain "forward-looking" statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as "believe," "expect," "intend," "anticipate," "should," "planned," "estimated," and "potential," among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our history of losses and variable quarterly results; (2) substantial competition; (3) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (4) our reliance on sole source suppliers; (5) our limited sales and marketing efforts and our reliance on third parties; (6) failure to continue to develop innovative products; (7) risks related to noncompliance with United States Food and Drug Administration regulations; and
(8) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, including those set forth in this filing as "Risk Factors Affecting Operations and Future Results."

    All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

    VIVUS, Inc. is a specialty pharmaceutical company focused on the research, development and commercialization of products to restore sexual function in men and women. In addition to our currently marketed therapies, we have a pipeline that includes both new chemical entities and existing compounds that are being developed to address unmet medical needs. Our business strategy is to apply our scientific and medical expertise to identify, develop and commercialize therapies that restore sexual function. In the United States, we market MUSE(R) (alprostadil) and ACTIS(R), two products for the treatment of erectile dysfunction. We have entered into supply agreements with Meda AB to market and distribute MUSE and ACTIS in all Member States of the European Union, the Baltic States, the Czech Republic, Hungary, Iceland, Norway, Poland, Switzerland and Turkey. In Canada, we have entered into a license and supply agreement with Paladin Labs, Inc. to market and distribute MUSE.

    We currently have four significant research and development programs in progress targeting male and female sexual function:

        o   ALISTA(TM) to treat female sexual arousal disorder;
        o Estradiol MDTS(R), a short-term therapy to alleviate symptoms associated with menopause;
        o   Testosterone MDTS(R) for treating women with low sexual desire; and
        o Avanafil, formerly known as TA-1790, for the treatment of erectile dysfunction.

    The first two research and development programs are entering Phase 3 clinical development and the second two research and development programs are in Phase 2 clinical development. We believe that each of these programs addresses either established markets with sales in excess of $1.0 billion annually or potential markets with sales that could exceed $1.0 billion annually.

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

SECOND QUARTER 2004 UPDATE

FEMALE SEXUAL HEALTH

    We believe that the market for the treatment of sexual disorders in women is large and underserved. Today, there are no treatments on the market that have been approved by the United States Food and Drug Administration, or the FDA, for the treatment of sexual disorders in women. A paper by Lauman, et. al., published in the Journal of the American Medical Association in 1999, noted 43% of women between the ages of 18 and 65 identified themselves as afflicted with a sexual disorder, with two prevalent conditions being low sexual desire and arousal disorder. VIVUS' research and development programs in female sexual health address both of these conditions.

    ALISTA
    ------

    ALISTA is a topical formulation of alprostadil applied locally to the female genitalia as an on-demand treatment for female sexual arousal disorder. It increases blood flow in the genital region, allowing for greater sensitivity and sexual arousal. ALISTA has a fast onset of action with low systemic distribution.

    In the second quarter of 2004, we completed an at-home Phase 2 study to assess the efficacy and safety of ALISTA when used by pre-menopausal women with female sexual arousal disorder. The study demonstrated that ALISTA significantly increased the percentage of satisfying sexual events in pre-menopausal women when compared with placebo. Results from this Phase 2 clinical trial were similar to the results from earlier clinical trials in post-menopausal women.

    We plan to begin the first Phase 3 clinical trial of ALISTA in 2004.

    Metered Dose Transdermal Spray, or MDTS
    ---------------------------------------

    In the first quarter of 2004, we entered into license agreements with a subsidiary of Acrux Limited, a specialty pharmaceutical company based in Melbourne, Australia, pursuant to which we have the exclusive rights to market two drugs in the United States, estradiol and testosterone, using Acrux's Metered Dose Transdermal Spray, or MDTS. The MDTS is a small, easy-to-use, handheld spray that delivers either estradiol or testosterone topically to the skin. It dries in approximately 30 seconds, and when dry, is invisible. Data generated to date suggests that, once dry, there is little chance for transfer or removal by washing. We believe that MDTS will have high patient acceptability.

    The MDTS drug formulations utilize proprietary skin penetration enhancers commonly found in sunscreens. The once-per-day dosing has demonstrated a sustained plasma level of drug over a 24-hour period.

     o Estradiol MDTS - The estradiol spray is a low-dose estrogen-only treatment addressing the symptoms associated with menopause, primarily hot flashes. This proprietary spray product utilizes the MDTS technology, which is patented. This transdermal spray product is simple to apply and may have safety benefits compared to oral estrogen pills.

          We plan to begin the Phase 3 clinical trial of the estradiol spray in 2004.

     o Testosterone MDTS - This proprietary spray product is designed to treat females with low sexual desire. There are estimated to be over 10 million women in the United States afflicted with low sexual desire and there are no FDA approved therapies for this condition.

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

MALE SEXUAL HEALTH

    The erectile dysfunction market produces revenues in excess of $2.0 billion annually. Pfizer reported that it sold approximately $1.8 billion of Viagra(R), a phosphodiesterase type 5 (PDE5) inhibitor, worldwide in 2003. Pfizer received clearance from the FDA to market Viagra in 1998. In late 2003, two additional phosphodiesterase type 5 (PDE5) inhibitors were approved by the FDA: Levitra(R), launched by Bayer and GlaxoSmithKlineBeecham, and Cialis(R), launched by Lilly ICOS LLC. Based on the aging baby boomer population and their desire to maintain a healthy sexual lifestyle, we believe the market for PDE5 inhibitors should continue to grow.

AVANAFIL
--------

     We are developing avanafil, an orally administered PDE5 inhibitor, licensed from Tanabe Seiyaku Co., Ltd., or Tanabe, in 2001. Avanafil, formerly known as TA-1790, is currently in Phase 2 clinical development. Pre-clinical and clinical data to date suggests the product candidate is:

     o Highly selective to PDE5, which we believe should result in a favorable side effect profile; and
     o    Fast acting, which should promote spontaneity.

    In March 2004, we began enrolling patients in an at-home, double blind, randomized, parallel design Phase 2 clinical study to evaluate the safety and efficacy of avanafil. One of the primary goals of this study is to confirm the appropriate dose range in a large group of patients. Enrollment is anticipated to be completed by the end of 2004 and data from this study should be available during the first half of 2005. VIVUS plans to initiate drug interaction studies with avanafil during 2004 and anticipates completing Phase 2 development in 2005.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, income taxes, restructuring, inventories and contingencies and litigation. (See Critical Accounting Policies and Estimates on page 23 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.) We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RESULTS OF OPERATIONS

    THREE MONTHS ENDED JUNE 30, 2004 AND 2003

    For the three months ended June 30, 2004, we reported a net loss of ($4.9) million, or ($0.13) net loss per share as compared to a net loss of ($2.9) million, or ($0.08) net loss per share, during the same quarter in 2003. Lower product sales in the United States as well as increased clinical trial activity for ALISTA and avanafil were the primary reasons for the change from the same period last year.

    We anticipate continued losses over the next several years because: (1) we expect MUSE sales to remain relatively flat year-over-year, and (2) we plan to continue to invest in clinical development of our current research and development product candidates to bring those potential products to market.

    REVENUE. United States net product revenue for the quarter ended June 30, 2004 was $2.5 million compared to $2.7 million for the quarter ended June 30, 2003.

    We expect U.S. quarterly sales levels to increase through the remainder of 2004 consistent with historical wholesale ordering patterns. However, we expect 2004 total annual MUSE sales will be lower than 2003 total annual MUSE sales.

    International product revenue was $742,000 for the second quarter of 2004, a decrease of $218,000 compared to the same period last year. Based on current forecasts, we anticipate that 2004 international revenue will increase over 2003 levels.

    COST OF GOODS SOLD AND GROSS PROFIT. Cost of goods sold in the second quarter of 2004 was $2.3 million, as compared to $2.4 million for the second quarter of 2003. During the three months ended June 30, 2004 and 2003, we used certain raw material inventory, the cost basis of which had been reduced to zero in prior years. This had a favorable impact on our cost of sales in the second quarter of 2004 and 2003 of $279,000 and $293,000, respectively. The lower gross profit in the second quarter of 2004 was primarily due to lower revenues in the quarter and increased costs for labor, benefits and utilities at the New Jersey manufacturing facility.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the second quarter of 2004 were $3.1 million, as compared to $1.8 million for the three months ended June 30, 2003. During the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil, our oral phosphodiesterase type 5 (PDE5) inhibitor being studied for the treatment of erectile dysfunction. The initiation of this Phase 2 clinical trial resulted in a $657,000 increase in expenses over the three months ended June 30, 2003. An additional $495,000 was spent during the three months ended June 30, 2004 for increased clinical trial and project activity for ALISTA, estradiol and testosterone. We do not expect to recognize revenue from sales of any new product candidates being developed through our research and development efforts until 2007 at the earliest.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the second quarter of 2004 of $2.8 million were $322,000 higher than the same period last year primarily due to an increase in spending for investor and public relations activities of $118,000 and marketing programs of $186,000.

    INTEREST INCOME. Interest income for the three months ended June 30, 2004 was $156,000 as compared to $173,000 for the three months ended June 30, 2003. Declining interest rates and declining balances of cash, cash equivalents and available-for-sale securities contributed to the reduction in interest income.

    PROVISION FOR INCOME TAXES. During the second quarter of 2004, we recorded a net tax provision of $2,000 for UK income taxes due for 2004. During the second quarter of 2003, there was no such provision.

    SIX MONTHS ENDED JUNE 30, 2004 AND 2003

    For the six months ended June 30, 2004, we reported a net loss of ($15.8) million, or ($0.42) net loss per share as compared to a net loss of ($6.1) million, or ($0.18) net loss per share, during the same period in 2003. Lower product sales in the United States, $4.7 million of charges for licensing and milestone payments associated with three of our four late-stage development programs in the pipeline and increased clinical trial and project activity for ALISTA and avanafil were the primary reasons for the change from the same period last year.

    We anticipate continued losses over the next several years because: (1) we expect MUSE sales to remain relatively flat year-over-year, and (2) we plan to continue to invest in clinical development of our current research and development product candidates to bring those potential products to market.

    REVENUE. United States net product revenue for the six months ended June 30, 2004 was $3.0 million compared to $6.1 million for the six months ended June 30, 2003. A decrease in sales in the first quarter of 2004 was anticipated as wholesale customers ordered large quantities of MUSE in the fourth quarter of 2003, in anticipation of a first quarter 2004 price increase.

    We expect U.S. quarterly sales levels to increase through the remainder of 2004 consistent with historical wholesale ordering patterns. However, we expect 2004 total annual MUSE sales will be lower than 2003 total annual MUSE sales.

    International product revenue was $2.1 million for the first six months of 2004, an increase of $274,000 compared to the same period last year. Based on current forecasts, we anticipate that 2004 international revenue will increase over 2003 levels.

    COST OF GOODS SOLD AND GROSS PROFIT. Cost of goods sold in the first half of 2004 was $4.6 million, as compared to $5.2 million for the first half of 2003. Cost of goods sold decreased because of lower sales in the first half of 2004 versus the same period in 2003. During the six months ended June 30, 2004 and 2003, we used certain raw material inventory, the cost basis of which had been reduced to zero in prior years. This had a favorable impact on our cost of sales in the first half of 2004 and 2003 of $535,000 and $482,000, respectively. The lower gross profit in the first half of 2004 was also attributable to increased international sales, which carry lower sales prices and higher material costs than U.S. product, as well as increased costs for labor, benefits and utilities at the New Jersey manufacturing facility.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the six months ended June 30, 2004 were $10.8 million, as compared to $4.1 million for the six months ended June 30, 2003. During the first half of 2004, we entered into exclusive licensing agreements in the United States with a subsidiary of Acrux under which we will develop and commercialize an estradiol spray for the alleviation of the symptoms of menopause and a testosterone spray for the treatment of low sexual desire in women. We reported a total $2.9 million of licensing fees incurred under the terms of the agreements. Portions of these licensing fees will be paid in September 2004 ($250,000) and June 2005 ($930,000). In addition, during the first half of 2004, we initiated a Phase 2 clinical trial with avanafil, our oral phosphodiesterase type 5 (PDE5) inhibitor being studied for the treatment of erectile dysfunction. Under the terms of our 2001 development, licensing and supply agreement with Tanabe we reported a $1.8 million milestone obligation to Tanabe in the first quarter of 2004. The payment of this milestone will be made in March 2006. The initiation of the avanafil Phase 2 clinical trial in 2004 resulted in an additional $1.3 million increase in expenses over the six months ended June 30, 2003. We do not expect to recognize revenue from sales of any new product candidates being developed through our research and development efforts until 2007 at the earliest.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the first half of 2004 of $5.8 million were $758,000 higher than the same period last year primarily due to an increase in spending for investor and public relations activities of $160,000 and marketing programs of $334,000.

    INTEREST INCOME. Interest income for the six months ended June 30, 2004 was $316,000 as compared to $360,000 for the six months ended June 30, 2003. Declining interest rates and declining balances of cash, cash equivalents and available-for-sale securities contributed to the reduction in interest income.

    PROVISION FOR INCOME TAXES. During the first half of 2004, we recorded a net tax provision of $5,000 for minimum state income taxes and UK income taxes, both due for 2004. During the six months ended June 30, 2003, there was no such provision.

LIQUIDITY AND CAPITAL RESOURCES

    CASH. Unrestricted cash, cash equivalents and available-for-sale securities totaled $38.2 million at June 30, 2004 as compared to $48.3 million at December 31, 2003. The decrease is primarily due to low U.S. sales in the first half of 2004, normal operating expenses and a $1.8 million milestone payment to Acrux for our licensing agreement.

    Since inception, we have financed operations primarily from the issuance of equity securities. Through June 30, 2004, we raised $173.9 million from financing activities and had an accumulated deficit of $116.7 million at June 30, 2004.

    AVAILABLE-FOR-SALE SECURITIES. We focus on liquidity and capital preservation in our investments in available-for-sale securities. We restrict our cash investments to:

     o    Direct obligations of the United States Treasury;

     o Federal Agency securities which carry the direct or implied guarantee of the United States government; and

     o Corporate securities, including commercial paper, rated A1/P1 or better.

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

    ACCOUNTS RECEIVABLE. Accounts receivable (net of allowance for doubtful accounts) at June 30, 2004 was $1.9 million as compared to $2.6 million at December 31, 2003. The 26.5% decrease in the accounts receivable balance at June 30, 2004 is due to a 37.1% decrease in the number of units sold in June 2004 as compared to December 2003. Currently, we do not have any significant concerns related to accounts receivable or collections.

    LIABILITIES. Total liabilities were $19.9 million at June 30, 2004, $4.4 million higher than at December 31, 2003. Accrued research and development expenses increased $3.0 million due to the future payment of milestones to Acrux and Tanabe and notes payable increased $1.2 million due to borrowing under the agreement we signed with Tanabe in the first quarter of 2004 for a line of credit of up to $8.5 million to be used for the development of avanafil.

    OPERATING ACTIVITIES. Our operating activities used $12.0 million and $4.6 million of cash during the six months ended June 30, 2004 and 2003, respectively. During the first six months of 2004, our net operating loss of $15.8 million was offset by a $3.0 million increase in accrued and other liabilities for the future payment of milestones to Acrux and Tanabe, as well as depreciation expense of $976,000. During the first six months of 2003, our net operating loss of $6.1 million was offset by a $1.6 million reduction in our accounts receivable due to the collection of monies owed to us.

    INVESTING ACTIVITIES. Net cash provided by investing activities was $849,000 compared to the use of $16.0 million during the six months ended June 30, 2004 and 2003, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

    FINANCING ACTIVITIES. Financing activities provided cash of $2.0 million and $16.8 million during the six months ended June 30, 2004 and 2003, respectively. These amounts include the proceeds from the exercise of stock options in both the first six months of 2004 and 2003, borrowings from Tanabe in the first half of 2004 and the private placement of 4,375,000 shares of common stock for aggregate net proceeds of $16.4 million in the second quarter of 2003.

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

    In the first quarter of 2004, we signed an agreement for a secured line of credit with Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil (formerly TA-1790), our erectile dysfunction compound currently in Phase 2 clinical trials. The secured line of credit may be drawn upon quarterly and each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of two percent. There are no financial covenants associated with this secured line of credit. As of June 30, 2004 we had long-term notes payable to Tanabe of $1.2 million, and $7.3 million of available credit under this agreement.

    We expect to evaluate other potential financing sources, including, but not limited to, the issuance of additional equity or debt securities, corporate alliances, joint ventures, and licensing agreements to fund the development and possible commercial launch of any future products. The sale of additional equity securities would result in additional dilution to our stockholders. Our working capital and additional funding requirements will depend upon numerous factors, including:

     o    the progress of our research and development programs;

     o    the timing and results of pre-clinical testing and clinical trials;

     o    results of operations;

     o    demand for MUSE;

     o    technological advances;

     o the level of resources that we devote to our sales and marketing capabilities; and

     o    the activities of competitors.

OVERVIEW OF CONTRACTUAL OBLIGATIONS

----------------------------------------------------     -----------------------------------------------
            Contractual Obligations                            Payments Due by Period (in thousands)
----------------------------------------------------     -----------------------------------------------
                                                        Less than      1 - 3        3 - 5      More than
                                              Total       1 year       years        years       5 years
                                            --------     --------     --------     --------     --------
        Operating Leases (1)                   3,452        1,317        2,135         --           --
        Purchases (2)                          5,886        2,061        3,060          765         --
        Notes Payable (3)                      1,198         --           --          1,198         --
        Other Long Term Liabilities (4)        6,022        1,194        1,807        3,021         --
                                            --------     --------     --------     --------     --------
        Total                                 16,558        4,572        7,002        4,984         --
                                            ========     ========     ========     ========     ========

    (1) We lease our manufacturing facilities in Lakewood, New Jersey under a non-cancelable operating lease expiring in 2007 and have the option to extend this lease for one additional renewal term of five years. In January 2000, we entered into a seven-year lease for our corporate headquarters in Mountain View, California, which expires in January 2007.

    (2) In November 2002, we entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. In 2003, we purchased $2.1 million of product and are committed to purchase a minimum total of $3.8 million of product from 2004 through 2008. As of June 30, 2004, we have not purchased any additional product from this supplier.

        In January 2004, we entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. We will be required to purchase a minimum total of $2.3 million of product from 2004 through 2006. As of June 30, 2004, we have purchased $234,000 of product from this supplier.

    (3) In the first quarter of 2004, we signed an agreement for a secured line of credit with Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil (formerly TA-1790), our erectile dysfunction compound currently in Phase 2 clinical trials. The secured line of credit may be drawn upon quarterly and each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of two percent. There are no financial covenants associated with this secured line of credit. As of June 30, 2004 we have $7.3 million of available credit under this agreement.

    (4) Other Long Term Liabilities includes the restoration liability for our leased manufacturing facilities. This liability will remain in effect through the end of the lease term, including any renewals. We have exercised our first option to renew the original lease, thereby extending any cash payments to be made relating to this liability out to 2007. The second renewal term, if exercised, would then extend the liability out an additional five years, to 2012.

        In January 2004, we entered into exclusive licensing agreements with a subsidiary of Acrux under which we will develop and commercialize an estradiol spray for the alleviation of the symptoms of menopause and a testosterone spray for the treatment of low sexual desire in women. We reported a total $2.9 million of licensing fees incurred under the terms of the agreements. Portions of these licensing fees will be paid in September 2004 ($250,000) and June 2005 ($930,000). In addition, during the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil, our oral phosphodiesterase type 5 (PDE5) inhibitor being studied for the treatment of erectile dysfunction. Under the terms of our 2001 development, licensing and supply agreement with Tanabe we reported a $1.8 million milestone obligation to Tanabe in the first quarter of 2004. The payment of this milestone will be made in March 2006.


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

    In February 2004, we entered into exclusive license agreements with a subsidiary of Acrux for the development and commercialization of topically applied Testosterone MDTS and Estradiol MDTS, in the United States only, for the treatment of low sexual desire and menopausal symptoms in women, respectively. Acrux has conducted clinical trials for both products under Investigational New Drug Applications on file with the United States Food and Drug Administration. Acrux is currently conducting a 200-patient Phase 2 study in Australia for Testosterone MDTS, which is expected to be completed in early 2005. We will conduct all other future development and clinical work for Testosterone MDTS. Assuming favorable results, we anticipate that we will begin Phase 3 clinical development of Testosterone MDTS in 2005. We plan to conduct Phase 3 clinical development for Estradiol MDTS in late 2004 for short-term therapy for women experiencing symptoms associated with menopause. However, there are no guarantees that Testosterone MDTS and/or Estradiol MDTS will prove to be safe and effective or receive regulatory approval for any indication. Further, even if we were to receive regulatory approval for these products, there can be no assurance that such products will prove to be commercially successful or profitable.

    We are developing avanafil, formerly known as TA-1790, as potential oral and local treatments for male and female sexual dysfunction, and we are developing ALISTA for the potential treatment of female sexual arousal disorder. We are currently conducting pre-clinical safety studies for avanafil and have completed dosing in two efficacy studies in patients with erectile dysfunction. In March 2004, we began a Phase 2 clinical trial for avanafil, the results of which are expected in the first half of 2005. We also completed three Phase 2 ALISTA clinical trials. We intend to initiate additional clinical studies that would be required to obtain regulatory approval for avanafil and ALISTA. However, there are no guarantees that avanafil and/or ALISTA will prove to be safe and effective or receive regulatory approval for any indication. Further, even if we were to receive regulatory approval for these products, there can be no assurance that such products will prove to be commercially successful or profitable.

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

IF THE RESULTS OF FUTURE CLINICAL TESTING INDICATE THAT OUR PROPOSED PRODUCTS ARE NOT SAFE OR EFFECTIVE FOR HUMAN USE, OUR BUSINESS WILL SUFFER.

    All of the drug candidates that we are currently developing require extensive pre-clinical and clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our proposed drug products, we must demonstrate through pre-clinical testing and clinical trials that our product candidates are safe and effective in humans. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. Our commencement and rate of completion of clinical trials may be delayed by many factors, including:

     o ineffectiveness of the study compound, or perceptions by physicians that the compound is not effective for a particular indication;
     o inability to manufacture sufficient quantities of compounds for use in clinical trials;
     o failure of the United States Food and Drug Administration to approve our clinical trial protocols;
     o    slower than expected rate of patient recruitment;
     o    inability to adequately follow patients after treatment;
     o    unforeseen safety issues; or
     o    government or regulatory delays.

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

    Our capital resources from operating activities are expected to continue to decline over the next several quarters as the result of increased spending for research and development projects, including clinical trials. We expect that our existing capital resources combined with future cash flows will be sufficient to support operating needs for at least the coming year. Financing in future periods will most likely be required to fund development of our research and development pipeline and the possible launch of any future products. Our future capital requirements will depend upon numerous factors, including:

     o    the progress of our research and development programs;
     o the scope, timing and results of pre-clinical testing and clinical trials;
     o    the results of operations;
     o    the cost, timing and outcome of regulatory reviews;
     o    the rate of technological advances;
     o ongoing determinations of the potential commercial success of our products under development;
     o    the level of resources devoted to sales and marketing capabilities;
          and
     o    the activities of competitors.

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

WE OUTSOURCE SEVERAL KEY PARTS OF OUR OPERATIONS AND ANY INTERRUPTION IN THE SERVICES PROVIDED COULD HARM OUR BUSINESS.

    We entered into a distribution agreement with Cardinal Health. Under this agreement, Cardinal Health takes the following actions:

     o    warehouses our finished goods for United States distribution;
     o    takes customer orders;
     o    picks, packs and ships our products;
     o    invoices customers; and
     o    collects related receivables.

    As a result of this distribution agreement, we are heavily dependent on Cardinal Health's efforts to fulfill orders and warehouse our products effectively in the United States. There can be no assurance that such efforts will continue to be successful.

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

    We entered into a distribution agreement with Integrated Commercialization Services, or ICS, a subsidiary of Bergen Brunswig Corporation. ICS provides "direct-to-physician" distribution capabilities in support of United States marketing and sales efforts. As a result of this distribution agreement, we are dependent on ICS's efforts to distribute product samples effectively. There can be no assurance that such efforts will be successful.

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

WE DEPEND EXCLUSIVELY ON THIRD-PARTY DISTRIBUTORS OUTSIDE OF THE UNITED STATES AND WE HAVE VERY LIMITED CONTROL OVER THEIR ACTIVITIES.

     We entered into agreements granting Meda AB exclusive marketing and distribution rights for MUSE and ACTIS in all Member States of the European Union, the Baltic States, the Czech Republic, Hungary, Iceland, Norway, Poland, Switzerland and Turkey. These agreements do not have minimum purchase commitments and we are entirely dependent on Meda AB's efforts to distribute and sell our products effectively in all these markets. There can be no assurance that such efforts will be successful or that Meda AB will continue to support the products.

     We entered into an agreement granting Paladin Labs exclusive marketing and distribution rights for MUSE in Canada. This agreement does not have minimum purchase commitments and we are entirely dependent on Paladin Labs' efforts to distribute and sell our product effectively in Canada. There can be no assurance that such efforts will be successful or that Paladin Labs will continue to support the product.

WE HAVE AN ACCUMULATED DEFICIT OF $116.7 MILLION AT JUNE 30, 2004 AND EXPECT TO CONTINUE TO INCUR SUBSTANTIAL OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

     We have generated a cumulative net loss of $116.7 million for the period from our inception through June 30, 2004 and we anticipate losses for the next several years due to increased investment in our research and development programs and limited revenues. There can be no assurance that we will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of our future success.

WE ARE DEPENDENT UPON A SINGLE APPROVED THERAPEUTIC APPROACH TO TREAT ERECTILE DYSFUNCTION.

     MUSE relies on a single approved therapeutic approach to treat erectile dysfunction, a transurethral system. The existence of side effects or dissatisfaction with this product may impact a patient's decision to use or continue to use, or a physician's decision to recommend, this therapeutic approach as a therapy for the treatment of erectile dysfunction, thereby affecting the commercial viability of MUSE. In addition, technological changes or medical advancements could diminish or eliminate the commercial viability of our product, the results of which could have a material effect on our business operations and results.

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

OUR STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE.

     The market price of our common stock has been volatile and is likely to continue to be so. The market price of our common stock may fluctuate due to factors including, but not limited to:

     o announcements of technological innovations or new products by us or our competitors;
     o    our ability to increase demand for our products in the United States;
     o our ability to successfully sell our products in the United States and internationally;
     o    actual or anticipated fluctuations in our financial results;
     o    our ability to obtain needed financing;
     o    economic conditions in the United States and abroad;
     o comments by or changes in Company assessments or financial estimates by security analysts;
     o    adverse regulatory actions or decisions;
     o    any loss of key management;
     o    the results of our clinical trials or those of our competitors;
     o developments or disputes concerning patents or other proprietary rights;
     o    product or patent litigation; or
     o    public concern as to the safety of products developed by us.

     These factors and fluctuations, as well as political and market conditions, may materially adversely affect the market price of our common stock. Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation. Securities litigation, whether with or without merit, could result in substantial costs and divert management's attention and resources, which could harm our business and financial condition, as well as the market price of our common stock.

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

     Certain provisions of our Amended and Restated Certificate of Incorporation and Bylaws could also delay or prevent a change in control of our company. Some of these provisions:

     o authorize the issuance of preferred stock by the Board of Directors without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock;
     o    prohibit stockholder actions by written consent;
     o specify procedures for director nominations by stockholders and submission of other proposals for consideration at stockholder meetings; and
     o    eliminate cumulative voting in the election of directors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At June 30, 2004, we had drawn $1.2 million of the $8.5 million secured line of credit with Tanabe. Each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of two percent. At December 31, 2003 we had no debt outstanding, and therefore no risk exposure associated with increasing interest rates. We, however, are exposed to changes in interest rates on our investments in cash equivalents and available-for-sale securities. A significant portion of all of our investments in cash equivalents and available-for-sale securities are in money market funds that hold short-term investment grade commercial paper, treasury bills or other United States government obligations. Currently, this reduces our exposure to long-term interest rate changes.

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

     (c.) Limitations on the effectiveness of disclosure controls and procedures. Our management, including the Chief Executive Officer and Chief Financial Officer, has designed the internal disclosure controls and procedures to provide only reasonable assurance that such disclosure controls and procedures will meet stated objectives. Even well designed and operated disclosure controls and procedures systems are susceptible to inherent limitations resulting in failures to meet stated objectives. Such inherent limitations include, but are not limited to, faulty assumptions in the design of the controls and procedures, fraud by individuals, and error or mistake by those overseeing the controls and procedures. As a result, no evaluation of the disclosure controls and procedures can provide absolute assurance that such disclosure controls and procedures will meet stated objectives.


                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of the stockholders of VIVUS, Inc. was held on June 14, 2004 at our principal executive office. Matters voted on at that meeting were:
(i) the election of six (6) directors, and (ii) the confirmation of the appointment of KPMG LLP as the Company's independent auditor for the year ending December 31, 2004.

Proposal I. Election of Directors

    Tabulations for each individual director were as follows:


                DIRECTOR                                   FOR        WITHHELD
                --------                                ----------    ---------
                Virgil A. Place, MD                     29,471,821    2,194,720
                Leland F. Wilson                        29,468,336    2,198,205
                Mark B. Logan                           31,016,885      649,656
                Linda M. Dairiki Shortliffe, MD         30,963,534      703,007
                Mario M. Rosati                         28,447,296    3,219,245
                Graham Strachan                         31,020,898      645,643

Proposal II. Confirmation of the appointment of KPMG LLP as the Company's independent auditor for the year ending December 31, 2003

    Tabulations for the confirmation of the appointment of KPMG LLP as the Company's independent auditor for the year ending December 31, 2004 were as follows:

                   FOR           AGAINST         ABSTAIN        NO VOTE
               ----------      ----------       ----------     ----------
               31,435,376         119,483          111,682         --

ITEM 5. OTHER INFORMATION

    NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS (IN ACCORDANCE WITH ITEM 601 OF REGULATION S-K)

     EXHIBIT
     NUMBER           DESCRIPTION
     ------           -----------
     3.2(4)           Amended and Restated Certificate of Incorporation of the
                      Company.
     3.3(3)           Bylaws of the Registrant, as amended.
     3.4(5)           Certificate of Designations of Rights, Preferences and
                      Privileges of Series A Participating Preferred Stock.
     4.1(4)           Specimen Common Stock Certificate of the Registrant.
     4.5(5)           Second Amended and Restated Preferred Shares Rights
                      Agreement, dated as of April 15, 1997 by and between the
                      Registrant and Harris Trust Company of California,
                      including the Certificate of Determination, the form of
                      Rights Certificate and the Summary of Rights attached
                      thereto as Exhibits A, B, and C, respectively.
     10.1(1)+         Assignment Agreement by and between Alza Corporation and
                      the Registrant dated December 31, 1993.
     10.2(1)+         Memorandum of Understanding by and between Ortho
                      Pharmaceutical Corporation and the Registrant dated
                      February 25, 1992.
     10.3(1)+         Assignment Agreement by and between Ortho Pharmaceutical
                      Corporation and the Registrant dated June 9, 1992.
     10.4(1)+         License Agreement by and between Gene A. Voss, MD, Allen
                      C. Eichler, MD, and the Registrant dated December 28,
                      1992.
     10.5A(1)+        License Agreement by and between Ortho Pharmaceutical
                      Corporation and Kjell Holmquist AB dated June 23, 1989.
     10.5B(1)+        Amendment by and between Kjell Holmquist AB and the
                      Registrant dated July 3, 1992.
     10.5C(1)         Amendment by and between Kjell Holmquist AB and the
                      Registrant dated April 22, 1992.
     10.5D(1)+        Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992.
     10.6A(1)+        License Agreement by and between Amsu, Ltd., and Ortho
                      Pharmaceutical Corporation dated June 23, 1989.
     10.6B(1)+        Amendment by and between Amsu, Ltd., and the Registrant
                      dated July 3, 1992.
     10.6C(1)         Amendment by and between Amsu, Ltd., and the Registrant
                      dated April 22, 1992.
     10.6D(1)+        Stock Purchase Agreement by and between Amsu, Ltd., and
                      the Registrant dated July 10, 1992.
     10.11(3)         Form of Indemnification Agreements by and among the
                      Registrant and the Directors and Officers of the
                      Registrant.
     10.12(2)         1991 Incentive Stock Plan and Form of Agreement, as
                      amended.
     10.13(1)         1994 Director Option Plan and Form of Agreement.
     10.14(1)         Form of 1994 Employee Stock Purchase Plan and Form of
                      Subscription Agreement.
     10.17(1)         Letter Agreement between the Registrant and Leland F.
                      Wilson dated June 14, 1991 concerning severance pay.
     10.28(4)         Lease Agreement made as of January 1, 1997 between the
                      Registrant and Airport Associates.
     10.29(4)         Lease Amendment No. 1 as of February 15, 1997 between
                      Registrant and Airport Associates.
     10.29A(6)        Lease Amendment No. 2 dated July 24, 1997 by and between
                      the Registrant and Airport Associates.
     10.29B(6)        Lease Amendment No. 3 dated July 24, 1997 by and between
                      the Registrant and Airport Associates.
     10.36(7)         Form of, "Change of Control Agreements," dated July 8,
                      1998 by and between the Registrant and certain Executive
                      Officers of the Company.
     10.39(8)         Sublease agreement between KVO Public Relations, Inc. and
                      the Registrant dated December 21, 1999.
     10.41(9)+        License and Supply Agreement made as of November 20, 2000
                      between the Registrant and Paladin Labs, Inc.
     10.42(9)+        Development, License and Supply Agreement made as of
                      January 22, 2001 between the Registrant and TANABE SEIYAKU
                      CO., LTD.
     10.42A           Amendment One to Agreement, dated January 9, 2004 between
                      Registrant and TANABE SEIYAKU CO., LTD.
     10.43(10)+       Settlement and Modification Agreement made as of July 12,
                      2001 between ASIVI, LLC, AndroSolutions, Inc. Gary W. Neal and the Registrant.
     10.44(11)        2001 Stock Option Plan and Form of Agreement.

     EXHIBIT
     NUMBER           DESCRIPTION
     ------           -----------
     10.45(12)+       Supply Agreement made as of September 3, 2002 between the
                      Registrant and Meda AB.
     10.46(13)+       Amendment Three, dated November 21, 2002 by and between
                      VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works,
                      Ltd.
     10.47(13)        Lease Amendment No. 4 and Settlement Agreement dated
                      October 25, 2000 by and between the Registrant and Airport
                      Associates.
     10.48(13)+       Exclusive Distribution Agreement dated October 1, 2002
                      between the Registrant and Cord Logistics.
     10.49(13)+       Distribution and Supply Agreement made as of February 18,
                      2003 between the Registrant and Meda AB.
     10.50(14)++      Testosterone Development and Commercialization Agreement
                      made as of February 7, 2004 between the Registrant,
                      Fempharm Pty Ltd. and Acrux DDS Pty Ltd.
     10.51(14)++      Estradiol Development and Commercialization Agreement made as of February 12, 2004 between the Registrant, Fempharm
                      Pty Ltd. and Acrux DDS Pty Ltd.
     10.52(14)++      Note Purchase Agreement, dated January 8, 2004 between
                      Registrant and Tanabe Holding America, Inc.
     10.53(14)++      Manufacture and Supply Agreement, dated December 22, 2003
                      between Registrant and NeraPharm spol., s.r.o. and signed by the Company on January 7, 2004.
     31.1             Certification of Chief Executive Officer, dated August 5,
                      2004, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
     31.2             Certification of Chief Financial Officer, dated August 5,
                      2004, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
     32               Certification of Chief Executive Officer and Chief
                      Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+     Confidential treatment granted.
++    Confidential treatment requested.

(1) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Registration Statement on Form S-1 No. 33-75698, as amended.

(2) Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-1 No. 33-90390, as amended.

(3) Incorporated by reference to the same numbered exhibit filed with the Registrant's Form 8-B filed with the Commission on June 24, 1996.

(4) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(5) Incorporated by reference to exhibit 99.1 filed with Registrant's Amendment Number 2 to the Registration Statement of Form 8-A (File No. 0-23490) filed with the Commission on April 23, 1997.

(6) Incorporated by reference to the same numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(7) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(8) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

(9) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(10) Incorporated by reference to the same numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(11) Incorporated by reference to the same numbered exhibit filed with the Registrant's Registration Statement on Form S-8 filed with the Commission on November 15, 2001.

(12) Incorporated by reference to the same numbered exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended November 30, 2002.

(13) Incorporated by reference to the same-numbered exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

(14) Incorporated by reference to the same numbered exhibit filed with the Registrant's Annual Report on Form 10-Q for the quarter ended March, 31, 2004.

(b)   Reports on Form 8-K.

     On April 29, 2004, we furnished a current report on Form 8-K that disclosed our financial results for the first quarter ended March 31, 2004 and certain other information. The Form 8-K included our unaudited financial statements for the first quarter ended March 31, 2004.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2004         VIVUS, Inc.


                                          /s/ LARRY J. STRAUSS
                             ---------------------------------------------------
                                              Larry J. Strauss
                             Vice President, Finance and Chief Financial Officer


                                          /s/ LELAND F. WILSON
                             ---------------------------------------------------
                                              Leland F. Wilson
                                    President and Chief Executive Officer

                                   VIVUS, INC.

                                INDEX TO EXHIBITS


    EXHIBIT                             DESCRIPTION
    -------                             -----------

     31.1 Certification of Chief Executive Officer, dated August 5, 2004, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

     31.2 Certification of Chief Financial Officer, dated August 5, 2004, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

     32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002