Form 10-Q
period 2004-09-30
VIVUS INC
filed 2004-11-08
CIK 881524

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

    At November 5, 2004, 38,094,181 shares of common stock were outstanding.

================================================================================

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                   VIVUS, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                     ASSETS

                                                               SEPTEMBER 30     DECEMBER 31
                                                                   2004             2003 *
                                                               ------------     ------------
                                                               (UNAUDITED)
Current assets:
    Cash and cash equivalents                                  $      5,960     $     13,097
    Available-for-sale securities                                    23,362           21,488
    Accounts receivable, net                                          3,053            2,623
    Inventories, net                                                  3,316            3,109
    Prepaid expenses and other assets                                 1,707            1,108
                                                               ------------     ------------
        Total current assets                                         37,398           41,425
    Property and equipment, net                                       6,863            8,220
    Restricted cash                                                   3,324            3,324
    Available-for-sale securities, non-current                        4,797           13,763
                                                               ------------     ------------
        Total assets                                           $     52,382     $     66,732
                                                               ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $      2,483     $      2,917
    Accrued and other liabilities                                    10,458            8,409
                                                               ------------     ------------
        Total current liabilities                                    12,941           11,326
    Notes payable                                                     2,205               --
    Accrued and other long-term liabilities                           5,894            4,171
                                                               ------------     ------------
        Total liabilities                                            21,040           15,497
                                                               ------------     ------------

Stockholders' equity:
    Preferred stock; $1.00 par value;
      shares authorized 5,000; shares issued and outstanding -
      0 at September 30, 2004 and December 31, 2003                      --               --
    Common stock; $.001 par value; shares authorized 200,000;
      shares issued and outstanding - 38,048 at September 30,
      2004, and 37,788 at December 31, 2003                              38               38
    Additional paid-in capital                                      152,980          152,093
    Accumulated other comprehensive (loss) income                       (20)              64
    Accumulated deficit                                            (121,656)        (100,960)
                                                               ------------     ------------
        Total stockholders' equity                                   31,342           51,235
                                                               ------------     ------------
        Total liabilities and stockholders' equity             $     52,382     $     66,732
                                                               ============     ============

  * The Condensed Consolidated Balance Sheet at December 31, 2003 has been derived from the Company's audited financial statements at that date.



   See accompanying notes to the condensed consolidated financial statements.

                                   VIVUS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               -----------------------------     -----------------------------
                                                               SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30
                                                                   2004             2003             2004             2003
                                                               ------------     ------------     ------------     ------------
                                                                (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Revenue
    United States product                                      $      4,017     $      4,443     $      7,357     $     11,212
    International product                                               666            1,426            2,778            3,264
    Other                                                                --            5,033               --            5,033
    Returns provision                                                  (352)            (372)            (660)          (1,062)
                                                               ------------     ------------     ------------     ------------
        Total revenue                                                 4,331           10,530            9,475           18,447
Cost of goods sold                                                    2,634            3,002            7,238            8,210
                                                               ------------     ------------     ------------     ------------
Gross profit                                                          1,697            7,528            2,237           10,237
                                                               ------------     ------------     ------------     ------------
Operating expenses:
    Research and development                                          3,856            1,821           14,629            5,951
    Selling, general and administrative                               2,863            2,255            8,685            7,319
                                                               ------------     ------------     ------------     ------------
        Total operating expenses                                      6,719            4,076           23,314           13,270
                                                               ------------     ------------     ------------     ------------

(Loss) income from operations                                        (5,022)           3,452          (21,077)          (3,033)
Interest and other income:
    Interest income                                                     155              177              471              537
    Gain on disposal of property and equipment                           --               20                1               19
    Foreign exchange (loss) gain                                         (2)               5                5               15
    Interest expense                                                    (48)              --              (91)              --
                                                               ------------     ------------     ------------     ------------
(Loss) income before provision for income taxes                      (4,917)           3,654          (20,691)          (2,462)
Benefit (provision) for income taxes                                     --              219               (5)             219
                                                               ------------     ------------     ------------     ------------
    Net (loss) income                                          $     (4,917)    $      3,873     $    (20,696)    $     (2,243)
                                                               ============     ============     ============     ============
Net (loss) income per share:
    Basic                                                      $      (0.13)    $       0.10     $      (0.54)    $      (0.06)
    Diluted                                                    $      (0.13)    $       0.10     $      (0.54)    $      (0.06)
Shares used in per share computation:
    Basic                                                            38,048           37,653           37,986           35,263
    Diluted                                                          38,048           38,064           37,986           35,263

   See accompanying notes to the condensed consolidated financial statements.

                                   VIVUS, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                 (In thousands)



                                                                    THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                               -----------------------------     -----------------------------
                                                               SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30
                                                                   2004             2003             2004             2003
                                                               ------------     ------------     ------------     ------------
                                                                (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
Net (loss) income                                              $     (4,917)    $      3,873     $    (20,696)    $     (2,243)
Other comprehensive (loss) income:
    Change in unrealized gain (loss) on securities                       23              (54)             (84)            (177)
                                                               ------------     ------------     ------------     ------------
Comprehensive (loss) income                                    $     (4,894)    $      3,819     $    (20,780)    $     (2,420)
                                                               ============     ============     ============     ============









   See accompanying notes to the condensed consolidated financial statements.

                                   VIVUS, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30
                                                               -----------------------------
                                                                   2004             2003
                                                               ------------     ------------
                                                                (UNAUDITED)      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   $    (20,696)    $     (2,243)
    Adjustments to reconcile net loss to net cash used for
    operating activities:
        Provision for doubtful accounts                                 299              (81)
        Depreciation and amortization                                 1,459            1,581
        Stock compensation costs                                         30               29
        Gain on disposal of property and equipment                       (1)             (19)
    Changes in assets and liabilities:
        Accounts receivable                                            (729)           1,732
        Other receivables                                                --           (3,994)
        Inventories                                                    (207)              38
        Prepaid expenses and other assets                              (599)            (127)
        Accounts payable                                               (434)            (230)
        Accrued and other liabilities                                 3,772           (2,015)
                                                               ------------     ------------
             Net cash used for operating activities                 (17,106)          (5,329)
                                                               ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Property and equipment purchases                                   (102)            (135)
    Proceeds from sale of property and equipment                          1               20
    Investment purchases                                            (19,473)         (34,559)
    Proceeds from sale/maturity of securities                        26,481           18,616
                                                               ------------     ------------
             Net cash provided by (used for)
             investing activities                                     6,907          (16,058)
                                                               ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowing under note agreements                                   2,205               --
    Exercise of common stock options                                    699              186
    Sale of common stock through employee stock purchase plan           158              162
    Proceeds from issuance of common stock                               --           17,500
    Common stock issuance costs                                          --           (1,086)
                                                               ------------     ------------
             Net cash provided by financing activities                3,062           16,762
                                                               ------------     ------------
NET DECREASE IN CASH                                                 (7,137)          (4,625)
CASH:
    Beginning of period                                              13,097           12,296
                                                               ------------     ------------
    End of period                                              $      5,960     $      7,671
                                                               ============     ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Change in unrealized loss on securities                    $        (84)    $       (177)

SUPPLEMENTAL CASH FLOW DISCLOSURE:
    Income taxes paid                                          $         13     $         18


   See accompanying notes to the condensed consolidated financial statements.

                                   VIVUS, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

1. BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Certain reclassifications have been made to the Company's 2003 consolidated financial statements to conform to the current period presentations.

2. SIGNIFICANT ACCOUNTING POLICIES

STOCK OPTIONS

    The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations including Financial Accounting Standards Board, or FASB, Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, ACCOUNTING FOR STOCK BASED COMPENSATION, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards during the three and nine months ended September 30, 2004 and 2003.

                                                                 THREE MONTHS ENDED          NINE MONTHS ENDED
                                                             SEPTEMBER 30  SEPTEMBER 30  SEPTEMBER 30  SEPTEMBER 30
                                                                 2004          2003          2004          2003
                                                               --------      --------      --------      --------
        Net (loss) income, as reported                         $ (4,917)     $  3,873      $(20,696)     $ (2,243)
        Deduct total stock-based employee compensation
          expense determined under fair-value-based method
          for all rewards, net of tax                              (415)         (442)       (1,302)       (1,307)
                                                               --------      --------      --------      --------
        Pro forma net (loss) income                            $ (5,332)     $  3,431      $(21,998)     $ (3,550)
                                                               ========      ========      ========      ========
        Pro forma net (loss) income per share:
           Basic                                               $  (0.14)     $   0.09      $  (0.58)     $  (0.10)
           Diluted                                             $  (0.14)     $   0.09      $  (0.58)     $  (0.10)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the third quarter of 2004 and 2003: no dividend yield, expected volatility of 63% and 52%, respectively, risk-free interest rates of between 1% and 5% for both periods, and an expected life of five years for both periods.

3. INVENTORIES

    Inventories are recorded net of reserves of $4.4 million and $5.6 million as of September 30, 2004 and December 31, 2003, respectively, and consist of (in thousands):

                                        SEPTEMBER 30, 2004     DECEMBER 31, 2003
                                        ------------------     -----------------

        Raw materials                      $      1,915          $      2,370
        Work in process                             135                    81
        Finished goods                            1,266                   658
                                           ------------          ------------
        Inventory, net                     $      3,316          $      3,109
                                           ============          ============

    As noted above, the Company has recorded significant reserves against the carrying value of its inventories. The reserves relate primarily to raw materials inventory that the Company previously estimated would not be used. The Company now estimates that at least some portion of the fully reserved inventory will be used in production. The Company used $814,000 and $799,000 of its fully reserved raw materials inventory during the first nine months of 2004 and 2003, respectively. The fully reserved used raw materials were charged to cost of goods sold at a zero basis, which had a favorable impact on gross profit.

4. NOTES PAYABLE

     In the first quarter of 2004, we signed an agreement for a secured line of credit with Tanabe Holding America, Inc., a subsidiary of Tanabe Seiyaku Co., Ltd., or Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil (formerly TA-1790), our erectile dysfunction compound currently in Phase 2 clinical trials. The secured line of credit may be drawn upon quarterly and each quarterly borrowing has a 48-month term and bears interest at the annual rate of 2%. There are no financial covenants associated with this secured line of credit. As of September 30, 2004 we had long-term notes payable to Tanabe of $2.2 million, and $6.3 million of available credit under this agreement.

     The amount of each quarterly borrowing and its due date are (in thousands):

               Date of Note              Amount of Note          Due Date
               ------------              --------------          --------
              March 31, 2004              $       315         March 31, 2008
              June 30, 2004               $       883         June 30, 2008
              September 30, 2004          $     1,007         September 30, 2008
                                          -----------
                Total Notes Payable       $     2,205
                                          ===========

5. ACCRUED AND OTHER LIABILITIES

    Accrued and other liabilities as of September 30, 2004 and December 31, 2003 consist of (in thousands):

        Short-term accrued and other liabilities        SEPTEMBER 30, 2004   DECEMBER 31, 2003
                                                        ------------------   -----------------
        Product returns                                    $      2,625         $      2,932
        Income taxes                                              1,212                1,216
        Research and clinical expenses                            2,234                  458
        Royalties                                                   509                  629
        Deferred revenue                                            281                  281
        Employee compensation and benefits                        1,272                1,249
        Chargebacks and rebates                                     527                  900
        Customer liabilities                                        866                  135
        Other                                                       932                  609
                                                           ------------         ------------
        Total short-term accrued and other liabilities     $     10,458         $      8,409
                                                           ============         ============

        Long-term accrued and other liabilities          SEPTEMBER 30, 2004   DECEMBER 31, 2003
                                                         ------------------   -----------------

        Restructuring                                      $      3,021         $      3,021
        Research and clinical expenses                            1,835                 --
        Deferred revenue                                          1,038                1,150
                                                           ------------         ------------
        Total long-term accrued and other liabilities      $      5,894         $      4,171
                                                           ============         ============

6. RESTRUCTURING RESERVE

    During 1998, VIVUS, Inc. experienced a significant decline in market demand for MUSE(R) due to the market launch of sildenafil, the first oral treatment for erectile dysfunction. During the second and third quarters of 1998, the Company took significant steps to restructure its operations in an attempt to bring the cost structure in line with current and projected revenues. (See Notes 1 and 6 to the Consolidated Financial Statements for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K.) The restructuring reserve balance at September 30, 2004 was $3.0 million, remaining the same as at December 31, 2003.

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

7. NET INCOME PER SHARE

    Net income per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, which requires a dual presentation of basic and diluted earnings per share, or EPS. Basic income per share is based on the weighted average number of common shares outstanding during the period. Diluted income per share is based on the weighted average number of common and potentially dilutive shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options to employees. Potentially dilutive options outstanding of 349,820 at September 30, 2004 are excluded from the computation of diluted EPS for the third quarter of 2004 because the effect would have been anti-dilutive. Potentially dilutive options outstanding of 675,219 and 552,600 at September 30, 2004 and 2003, respectively, are excluded from the computation of diluted EPS for the first nine months of 2004 and 2003 because the effect would have been anti-dilutive.

8. COMMITMENTS

    We lease our manufacturing facilities in Lakewood, New Jersey under a non-cancelable operating lease expiring in 2007 and have the option to extend this lease for one additional renewal term of five years. In January 2000, we entered into a seven-year lease for our corporate headquarters in Mountain View, California, which expires in January 2007.

    In November 2002, we entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. In 2003, we purchased $2.1 million of product and are required to purchase a minimum total of $3.8 million of product from 2004 through 2008. During 2004, we have not purchased any additional product from this supplier, however, due to product specification requirements, we returned $617,000 of product in the third quarter of 2004 and expect to receive replacement product by the end of 2004.

    In January 2004, we entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. We are required to purchase a minimum total of $2.3 million of product from 2004 through 2006. As of September 30, 2004, we have purchased $234,000 of product from this supplier.

    In January 2004, we entered into exclusive licensing agreements with a subsidiary of Acrux Limited, a specialty pharmaceutical company based in Melbourne, Australia, under which we will develop and commercialize an estradiol spray for the alleviation of the symptoms of menopause and a testosterone spray for the treatment of low sexual desire in women. We have reported a total $3.0 million of licensing fees incurred under the terms of the agreements. The remaining portion of these licensing fees will be paid in June 2005 ($958,000). We expect to make other substantial payments to Acrux in accordance with our agreements with them. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales.

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

9. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

    During the first nine months of 2004 and 2003, sales to significant customers as a percentage of total revenues were as follows:


                                                      2004   2003
                                                      ----   ----
                     Customer A                       38%    26%
                     Customer B                       21%    18%
                     Customer C                       17%    11%
                     Customer D                       15%    17%


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

    All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

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

    ALISTA entered Phase 3 clinical development in the third quarter of 2004, while Estradiol MDTS is expected to enter Phase 3 clinical development in the fourth quarter of 2004. The other two research and development programs are in Phase 2 clinical development. We believe that each of these programs addresses either established markets with sales in excess of $1.0 billion annually or potential markets with sales that could exceed $1.0 billion annually.

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

THIRD QUARTER 2004 UPDATE

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

    At the end of the third quarter of 2004, we began a Phase 3 study of ALISTA.

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

          We expect to begin the Phase 3 clinical trial of the estradiol spray in the fourth quarter of 2004.

     o Testosterone MDTS - This proprietary spray product is designed to treat females with low sexual desire. There are estimated to be over 10 million women in the United States afflicted with low sexual desire and there are no FDA approved therapies for this condition.

          In October 2004, Acrux completed a Phase 2 clinical trial, which enrolled approximately 260 patients for the evaluation of the safety and efficacy of the testosterone spray. This study was completed under an Investigational New Drug application on file with the FDA. We expect the results of this Phase 2 study to be available in early 2005. Assuming that the Phase 2 study is successful, we plan to initiate a Phase 3 clinical trial with Testosterone MDTS in 2005.

MALE SEXUAL HEALTH

    The erectile dysfunction market produces revenues in excess of $2.0 billion annually. Pfizer reported that it sold approximately $1.8 billion of Viagra(R), a phosphodiesterase type 5 (PDE5) inhibitor, worldwide in 2003. Pfizer received clearance from the FDA to market Viagra in 1998. In late 2003, two additional PDE5 inhibitors were approved by the FDA: Levitra(R), launched by Bayer and GlaxoSmithKlineBeecham, and Cialis(R), launched by Lilly ICOS LLC. Based on the aging baby boomer population and their desire to maintain a healthy sexual lifestyle, we believe the market for PDE5 inhibitors should continue to grow.

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

RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

    For the three months ended September 30, 2004, we reported a net loss of ($4.9) million, or ($0.13) net loss per share as compared to net income of $3.9 million, or $0.10 net income per share, during the same quarter in 2003. The net income in 2003 included $5.0 million in other revenue resulting from the settlement of the Janssen Pharmaceutica arbitration claim. Clinical activities related to our four primary development programs increased during the third quarter of 2004 as compared to the same period last year.

    We anticipate continued losses over the next several years because: (1) we expect MUSE sales to decrease year-over-year, and (2) we plan to continue to invest in clinical development of our current product candidates to bring those potential products to market.

    REVENUE. United States net product revenue for the quarter ended September 30, 2004 was $3.7 million compared to $4.1 million for the quarter ended September 30, 2003.

    We expect 2004 total annual MUSE sales will be significantly lower than 2003 total annual MUSE sales. However, we believe that wholesalers will continue the historical buying pattern of building their inventories in the fourth quarter, and as such, we anticipate that fourth quarter 2004 United States product revenue will outpace third quarter 2004 sales levels.

    International product revenue was $666,000 for the third quarter of 2004, a decrease of $760,000 compared to the same period last year due to a decrease in product demand by Meda AB.

    COST OF GOODS SOLD AND GROSS PROFIT. Cost of goods sold in the third quarter of 2004 was $2.6 million, as compared to $3.0 million for the third quarter of 2003. During the three months ended September 30, 2004 and 2003, we used certain raw material inventory, the cost basis of which had been reduced to zero in prior years. This had a favorable impact on our cost of sales in the third quarter of 2004 and 2003 of $279,000 and $332,000, respectively. The lower gross profit in the third quarter of 2004 was primarily due to lower revenues in the quarter and increased costs for labor, benefits and utilities at the New Jersey manufacturing facility.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the third quarter of 2004 were $3.9 million, as compared to $1.8 million for the three months ended September 30, 2003. During 2004, we initiated a Phase 2 clinical trial with avanafil, our oral phosphodiesterase type 5 (PDE5) inhibitor being studied for the treatment of erectile dysfunction. The initiation of this Phase 2 clinical trial resulted in a $534,000 increase in expenses over the three months ended September 30, 2003. Increased clinical trial and project activity for ALISTA, estradiol and testosterone resulted in incremental spending during the three months ended September 30, 2004 of $848,000. Additionally, salary, benefit and consulting expenses increased in the third quarter of 2004 in support of our ongoing projects. We do not expect to recognize revenue from sales of any new product candidates being developed through our research and development efforts until 2007 at the earliest.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the third quarter of 2004 of $2.9 million were $608,000 higher than the same period last year primarily due to an increase in spending for marketing programs during the third quarter of 2004 and the absence of the reimbursement of previously incurred legal fees and other expenses related to the settlement of the Janssen Pharmaceutica arbitration claim in the third quarter of 2003.

    INTEREST INCOME. Interest income for the three months ended September 30, 2004 was $155,000 as compared to $177,000 for the three months ended September 30, 2003. Declining balances of cash, cash equivalents and available-for-sale securities contributed to the reduction in interest income.

    PROVISION FOR INCOME TAXES. During the third quarter of 2003, we recorded a tax benefit based on an updated estimate of our tax liabilities. No such benefit was recorded in the third quarter of 2004.

    NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

    For the nine months ended September 30, 2004, we reported a net loss of ($20.7) million, or ($0.54) net loss per share as compared to a net loss of ($2.2) million, or ($0.06) net loss per share, during the same period in 2003. Lower product sales in the United States, $4.7 million of charges for licensing and milestone payments associated with three of our four late-stage development programs in the pipeline, increased clinical trial and project activity for ALISTA, avanafil, estradiol and testosterone, as well as $5.0 million in other revenue in 2003 resulting from the settlement of the Janssen Pharmaceutica arbitration claim were the primary reasons for the change from the same period last year.

    We anticipate continued losses over the next several years because: (1) we expect MUSE sales to decrease year-over-year, and (2) we plan to continue to invest in clinical development of our current research and development product candidates to bring those potential products to market.

    REVENUE. United States net product revenue for the nine months ended September 30, 2004 was $6.7 million compared to $10.2 million for the nine months ended September 30, 2003.

    We believe the decrease in revenue for the nine months ended September 30, 2004 is due to an overall decrease in demand for MUSE in the marketplace. Based on data acquired from third party providers, total unit demand for MUSE from the United States government healthcare organizations and general retail pharmacies through the first nine months of 2004 decreased by 20.3% as compared to the same period in 2003. We believe the decrease is primarily due to the availability of competitive oral PDE5 inhibitors.

    We expect 2004 total annual MUSE sales will be significantly lower than 2003 total annual MUSE sales. However, we believe that wholesalers will continue the historical buying pattern of building their inventories in the fourth quarter, and as such, we anticipate that fourth quarter 2004 United States product revenue will outpace third quarter 2004 sales levels.

    International product revenue was $2.8 million for the first nine months of 2004, a decrease of $486,000 compared to the same period last year.

    COST OF GOODS SOLD AND GROSS PROFIT. Cost of goods sold in the first nine months of 2004 was $7.2 million, as compared to $8.2 million for the first nine months of 2003. The decrease in cost of goods sold in the first nine months of 2004 is primarily due to lower sales. During the nine months ended September 30, 2004 and 2003, we used certain raw material inventory, the cost basis of which had been reduced to zero in prior years. This had a favorable impact on our cost of sales in the first nine months of 2004 and 2003 of $814,000 and $799,000, respectively.

    RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses for the nine months ended September 30, 2004 were $14.6 million, as compared to $6.0 million for the nine months ended September 30, 2003. During the first nine months of 2004, we entered into exclusive licensing agreements in the United States with a subsidiary of Acrux under which we will develop and commercialize an estradiol spray for the alleviation of the symptoms of menopause and a testosterone spray for the treatment of low sexual desire in women. We reported a total $3.0 million of licensing fees incurred under the terms of the agreements. A portion of these licensing fees were already paid in February and September 2004, with the remainder to be paid in June 2005 ($958,000). In addition, during the first half of 2004, we initiated a Phase 2 clinical trial with avanafil, our oral phosphodiesterase type 5 (PDE5) inhibitor being studied for the treatment of erectile dysfunction. Under the terms of our 2001 development, licensing and supply agreement with Tanabe we reported a $1.8 million milestone obligation to Tanabe in the first quarter of 2004. The payment of this milestone will be made in March 2006. The initiation of the avanafil Phase 2 clinical trial in 2004 resulted in an additional $1.9 million increase in expenses over the nine months ended September 30, 2003. Increased clinical trial and project activity for ALISTA, estradiol and testosterone resulted in incremental spending during the nine months ended September 30, 2004 of $1.2 million. Additionally, salary, benefit and consulting expenses increased in support of our ongoing projects. We do not expect to recognize revenue from sales of any new product candidates being developed through our research and development efforts until 2007 at the earliest.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses in the first nine months of 2004 of $8.7 million were $1.4 million higher than the same period last year primarily due to an increase in spending for investor and public relations activities and marketing programs, as well as the absence of the reimbursement of previously incurred legal fees and other expenses related to the settlement of the Janssen Pharmaceutica arbitration claim in the third quarter of 2003.

    INTEREST INCOME. Interest income for the nine months ended September 30, 2004 was $471,000 as compared to $537,000 for the nine months ended September 30, 2003. Declining balances of cash, cash equivalents and available-for-sale securities contributed to the reduction in interest income.

    PROVISION FOR INCOME TAXES. During the first nine months of 2004, we recorded a net tax provision of $5,000 for minimum state income taxes and UK income taxes, both due for 2004. During the third quarter of 2003, we recorded a tax benefit based on an updated estimate of our tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

    CASH. Unrestricted cash, cash equivalents and available-for-sale securities totaled $34.1 million at September 30, 2004 as compared to $48.3 million at December 31, 2003. The decrease is primarily due to low U.S. sales during the first nine months of 2004, increased research and development spending, and normal operating expenses.

    Since inception, we have financed operations primarily from the issuance of equity securities. Through September 30, 2004, we raised $173.9 million from financing activities and had an accumulated deficit of $121.7 million at September 30, 2004.

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

    We sequence the maturities of our investments consistent with our cash forecasts. The weighted average maturity of our portfolio is not to exceed 18 months. Due to our cash requirements over the coming year, as investments are currently maturing, we are re-investing the money in money market funds versus purchasing additional securities.

    ACCOUNTS RECEIVABLE. Accounts receivable (net of allowance for doubtful accounts) at September 30, 2004 was $3.1 million as compared to $2.6 million at December 31, 2003. Notwithstanding an increase to our days' sales outstanding as of September 30, 2004 as compared to December 31, 2003, we do not have any significant concerns related to accounts receivable or collections.

    LIABILITIES. Total liabilities were $21.0 million at September 30, 2004, $5.5 million higher than at December 31, 2003. Accrued research and development expenses increased $2.8 million due to the future payment of milestones to Acrux and Tanabe and notes payable increased $2.2 million due to borrowing under the agreement we signed with Tanabe in the first quarter of 2004 for a line of credit of up to $8.5 million to be used for the development of avanafil.

    OPERATING ACTIVITIES. Our operating activities used $17.1 million and $5.3 million of cash during the nine months ended September 30, 2004 and 2003, respectively. During the first nine months of 2004, our net operating loss of $20.7 million was offset by a $2.8 million increase in accrued and other liabilities for the future payment of milestones to Acrux and Tanabe, as well as depreciation expense of $1.5 million. During the first nine months of 2003, our net operating loss of $2.2 million was increased by $4.0 million in other receivables, from the Janssen Pharmaceutica arbitration award, which was received in November 2003.

    INVESTING ACTIVITIES. Net cash provided by investing activities was $6.9 million compared to the use of $16.1 million during the nine months ended September 30, 2004 and 2003, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

    FINANCING ACTIVITIES. Financing activities provided cash of $3.0 million and $16.8 million during the nine months ended September 30, 2004 and 2003, respectively. These amounts include the proceeds from the exercise of stock options in both the first nine months of 2004 and 2003, borrowings from Tanabe during 2004 and the private placement of 4,375,000 shares of common stock for aggregate net proceeds of $16.4 million in the second quarter of 2003.

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

    In the first quarter of 2004, we signed an agreement for a secured line of credit with Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil (formerly TA-1790), our erectile dysfunction compound currently in Phase 2 clinical trials. The secured line of credit may be drawn upon quarterly and each quarterly borrowing has a 48-month term and bears interest at the annual rate of 2%. There are no financial covenants associated with this secured line of credit. As of September 30, 2004 we had long-term notes payable to Tanabe of $2.2 million, and $6.3 million of available credit under this agreement.

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

OVERVIEW OF CONTRACTUAL OBLIGATIONS

        Contractual Obligations                                          Payments Due by Period (in thousands)
                                                Total      Less than 1 year    1 - 3 years      3 - 5 years   More than 5 years
                                            ------------     ------------     ------------     ------------     ------------
        Operating Leases (1)                       3,141            1,280            1,861             --               --
        Purchases (2)                              5,886            2,061            3,060              765             --
        Notes Payable (3)                          2,205             --               --              2,205             --
        Other Long Term Liabilities (4)            5,814              958            1,835            3,021             --
                                            ------------     ------------     ------------     ------------     ------------
        Total                                     17,046            4,299            6,756            5,991             --
                                            ============     ============     ============     ============     ============

    (1) We lease our manufacturing facilities in Lakewood, New Jersey under a non-cancelable operating lease expiring in 2007 and have the option to extend this lease for one additional renewal term of five years. In January 2000, we entered into a seven-year lease for our corporate headquarters in Mountain View, California, which expires in January 2007.

    (2) In November 2002, we entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. In 2003, we purchased $2.1 million of product and are committed to purchase a minimum total of $3.8 million of product from 2004 through 2008. During 2004, we have not purchased any additional product from this supplier, however, due to product specification requirements, VIVUS returned $617,000 of product in the third quarter of 2004 and expects to receive replacement product by the end of 2004.

         In January 2004, we entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. We will be required to purchase a minimum total of $2.3 million of product from 2004 through 2006. As of September 30, 2004, we have purchased $234,000 of product from this supplier.

    (3) In the first quarter of 2004, we signed an agreement for a secured line of credit with Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil (formerly TA-1790), our erectile dysfunction compound currently in Phase 2 clinical trials. The secured line of credit may be drawn upon quarterly and each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of 2%. There are no financial covenants associated with this secured line of credit. As of September 30, 2004 we have $6.3 million of available credit under this agreement.

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

         In January 2004, we entered into exclusive licensing agreements with a subsidiary of Acrux under which we will develop and commercialize an estradiol spray for the alleviation of the symptoms of menopause and a testosterone spray for the treatment of low sexual desire in women. We reported a total $3.0 million of licensing fees incurred under the terms of the agreements. The remaining portion of these licensing fees will be paid in June 2005 ($958,000). In addition, during the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil, our oral phosphodiesterase type 5 (PDE5) inhibitor being studied for the treatment of erectile dysfunction. Under the terms of our 2001 development, licensing and supply agreement with Tanabe we reported a $1.8 million milestone obligation to Tanabe in the first quarter of 2004. The payment of this milestone will be made in March 2006.

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

    In February 2004, we entered into exclusive license agreements with a subsidiary of Acrux for the development and commercialization of topically applied Testosterone MDTS and Estradiol MDTS, in the United States only, for the treatment of low sexual desire and menopausal symptoms in women, respectively. Acrux has conducted clinical trials for both products under Investigational New Drug Applications on file with the United States Food and Drug Administration. Acrux has completed a 260-patient Phase 2 study in Australia for Testosterone MDTS. We expect the results of this study to be available in early 2005. Assuming favorable results, we anticipate that we will begin Phase 3 clinical development of Testosterone MDTS in 2005. We expect to conduct Phase 3 clinical development for Estradiol MDTS in the fourth quarter of 2004 for short-term therapy for women experiencing symptoms associated with menopause. However, there are no guarantees that Testosterone MDTS and/or Estradiol MDTS will prove to be safe and effective or receive regulatory approval for any indication. Further, even if we were to receive regulatory approval for these products, there can be no assurance that such products will prove to be commercially successful or profitable.

    We are developing avanafil, formerly known as TA-1790, as potential oral and local treatments for male and female sexual dysfunction, and we are developing ALISTA for the potential treatment of female sexual arousal disorder. We are currently conducting pre-clinical safety studies for avanafil and have completed dosing in two efficacy studies in patients with erectile dysfunction. In March 2004, we began a Phase 2 clinical trial for avanafil, the results of which are expected in the first half of 2005. We also completed three Phase 2 ALISTA clinical trials and began our Phase 3 clinical trial for ALISTA in the third quarter of 2004. We intend to initiate additional clinical studies that would be required to obtain regulatory approval for avanafil and ALISTA. However, there are no guarantees that avanafil and/or ALISTA will prove to be safe and effective or receive regulatory approval for any indication. Further, even if we were to receive regulatory approval for these products, there can be no assurance that such products will prove to be commercially successful or profitable.

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

WE HAVE AN ACCUMULATED DEFICIT OF $121.7 MILLION AS OF SEPTEMBER 30, 2004 AND EXPECT TO CONTINUE TO INCUR SUBSTANTIAL OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

    We have generated a cumulative net loss of $121.7 million for the period from our inception through September 30, 2004 and we anticipate losses for the next several years due to increased investment in our research and development programs and limited revenues. There can be no assurance that we will be able to achieve profitability on a sustained basis. Accordingly, there can be no assurance of our future success.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At September 30, 2004, we had drawn $2.2 million of the $8.5 million secured line of credit with Tanabe. Each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of 2%. At December 31, 2003 we had no debt outstanding, and therefore no risk exposure associated with increasing interest rates. We, however, are exposed to changes in interest rates on our investments in cash equivalents and available-for-sale securities. A significant portion of all of our investments in cash equivalents and available-for-sale securities are in money market funds that hold short-term investment grade commercial paper, treasury bills or other United States government obligations. Currently, this reduces our exposure to long-term interest rate changes.

ITEM 4. CONTROLS AND PROCEDURES

    (a.) Evaluation of disclosure controls and procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Interim Principal Financial and Principal Accounting Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Interim Principal Financial and Principal Accounting Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

    (b.) Changes in internal controls. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

    (c.) Limitations on the effectiveness of disclosure controls and procedures. Our management, including the Chief Executive Officer and Interim Principal Financial and Principal Accounting Officer, has designed the internal disclosure controls and procedures to provide only reasonable assurance that such disclosure controls and procedures will meet stated objectives. Even well designed and operated disclosure controls and procedures systems are susceptible to inherent limitations resulting in failures to meet stated objectives. Such inherent limitations include, but are not limited to, faulty assumptions in the design of the controls and procedures, fraud by individuals, and error or mistake by those overseeing the controls and procedures. As a result, no evaluation of the disclosure controls and procedures can provide absolute assurance that such disclosure controls and procedures will meet stated objectives.

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

     10.45(12)+       Supply Agreement made as of September 3, 2002 between the
                      Registrant and Meda AB.
     10.46(13)+       Amendment Three, dated November 21, 2002 by and between
                      VIVUS, Inc. and CHINOIN Pharmaceutical and Chemical Works,
                      Ltd.
     10.47(13)        Lease Amendment No. 4 and Settlement Agreement dated
                      October 25, 2000 by and between the Registrant and Airport
                      Associates.
     10.48(13)+       Exclusive Distribution Agreement dated October 1, 2002
                      between the Registrant and Cord Logistics.
     10.49(13)+       Distribution and Supply Agreement made as of February 18,
                      2003 between the Registrant and Meda AB.
     10.50(14)+       Testosterone Development and Commercialization Agreement
                      made as of February 7, 2004 between the Registrant,
                      Fempharm Pty Ltd. and Acrux DDS Pty Ltd.
     10.51(14)+       Estradiol Development and Commercialization Agreement made as of February 12, 2004 between the Registrant, Fempharm
                      Pty Ltd. and Acrux DDS Pty Ltd.
     10.52(14)+       Note Purchase Agreement, dated January 8, 2004 between
                      Registrant and Tanabe Holding America, Inc.
     10.53(14)+       Manufacture and Supply Agreement, dated December 22, 2003
                      between Registrant and NeraPharm spol., s.r.o. and signed by the Company on January 7, 2004.
     31.1             Certification of Chief Executive Officer, dated November
                      8, 2004, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
     31.2             Certification of Interim Principal Financial and Principal
                      Accounting Officer, dated November 8, 2004, pursuant to
                      Rules 13a-14 and 15d-14 promulgated under the Securities
                      Exchange Act of 1934, as amended.
     32               Certification of Chief Executive Officer and Interim
                      Principal Financial and Principal Accounting Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to
                      Section 906 of the Sarbanes-Oxley Act of 2002.

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


    (b) Reports on Form 8-K.

    On July 14, 2004, we furnished a current report on Form 8-K announcing that data from a recently completed Phase 2 clinical trial demonstrated that ALISTA, our topical formulation of alprostadil for the treatment of female sexual arousal disorder (FSAD), significantly increased the percentage of satisfying sexual events in pre-menopausal women with FSAD when compared with placebo.

    On July 22, 2004, we furnished a current report on Form 8-K that disclosed our financial results for the second quarter ended June 30, 2004 and certain other information. The Form 8-K included our unaudited financial statements for the second quarter ended June 30, 2004.

    On August 22, 2004, we furnished a current report on Form 8-K that announced the appointment of Peter Tam as our Senior Vice President of Product and Corporate Development and the resignation of Larry Strauss as our Chief Financial Officer, who acted as the corporation's principal financial officer and principal accounting officer.



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: November 8, 2004                  VIVUS, Inc.


                                        /s/ LORI E. FORREST
                                        ----------------------------------------
                                        Lori E. Forrest
                                        Interim Principal Financial and
                                        Principal Accounting Officer


                                        /s/ LELAND F. WILSON
                                        ----------------------------------------
                                        Leland F. Wilson
                                        President and Chief Executive Officer

                                   VIVUS, INC.

                                INDEX TO EXHIBITS


EXHIBIT      DESCRIPTION
-------      -----------

  31.1 Certification of Chief Executive Officer, dated November 8, 2004, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
  31.2 Certification of Interim Principal Financial and Principal Accounting Officer, dated November 8, 2004, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
  32 Certification of Chief Executive Officer and Interim Principal Financial and Principal Accounting Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002