Form 10-Q
period 2005-03-31
VIVUS INC
filed 2005-05-05
CIK 881524

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.) Yes ☒ No ☐

At April 25, 2005, 44,473,488 shares of common stock were outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

ASSETS

	MARCH 31 2005	DECEMBER 31 2004*
	(UNAUDITED)

Current assets:
Cash and cash equivalents	$41,942	$8,304
Available-for-sale securities	5,077	16,739
Accounts receivable, net of allowance for doubtful accounts of $80 and $104 at March 31, 2005 and December 31, 2004, respectively	323	9,544
Inventories	4,571	3,855
Prepaid expenses and other assets	1,465	1,459
Total current assets	53,378	39,901
Property and equipment, net	5,901	6,394
Restricted cash	3,324	3,324
Available-for-sale securities, non-current	3,356	4,770
Total assets	$65,959	$54,389

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,259	$3,120
Product returns	2,890	3,211
Accrued research and clinical expenses	1,501	1,192
Accrued licensing fees	2,876	972
Accrued chargeback reserve	1,875	1,626
Accrued employee compensation and benefits	1,073	1,442
Income taxes payable	1,215	1,214
Accrued and other liabilities	1,494	1,658
Total current liabilities	16,183	14,435

Notes payable	3,939	3,239
Accrued restructuring reserve	3,021	3,021
Deferred revenue	1,070	1,110
Accrued licensing fees	—	1,862
Total liabilities	24,213	23,667

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; shares authorized 5,000; shares issued and outstanding — 0 at March 31, 2005 and December 31, 2004	—	—
Common stock; $.001 par value; shares authorized 200,000; shares issued and outstanding — 44,473 at March 31, 2005 and 38,127 at December 31, 2004	44	38
Additional paid-in capital	173,147	153,275
Accumulated other comprehensive loss	(65)	(48)
Accumulated deficit	(131,380)	(122,543)
Total stockholders’ equity	41,746	30,722
Total liabilities and stockholders’ equity	$65,959	$54,389

* Derived from audited consolidated financial statements filed in the Company’s 2004 Annual Report on Form 10K.

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31 2005	MARCH 31 2004
	(UNAUDITED)	(UNAUDITED)

Revenue:
United States product	$396	$572
International product	192	1,332
Other revenue	41	38
Total revenue	629	1,942

Operating expenses:
Cost of goods sold and manufacturing	2,090	2,280
Research and development	4,265	7,721
Selling, general and administrative	3,221	3,008
Total operating expenses	9,576	13,009

Loss from operations	(8,947)	(11,067)

Interest and other income:
Interest income	192	160
Foreign exchange gain (loss)	(11)	10
Interest expense	(58)	—
Loss before provision for income taxes	(8,824)	(10,896)
Provision for income taxes	(13)	(3)
Net loss	$(8,837)	$(10,899)
Other comprehensive loss:
Unrealized loss on securities	(17)	(12)
Comprehensive loss	$(8,854)	$(10,911)

Net loss per share:
Basic and diluted	$(0.22)	$(0.29)
Shares used in per share computation:
Basic and diluted	39,380	37,881

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	THREE MONTHS ENDED
	MARCH 31
	2005	2004
	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,837)	$(10,899)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(24)	(89)
Depreciation and amortization	475	490
Stock compensation costs	9	10
(Gain) loss on disposal of property and equipment	29	(1)
Changes in assets and liabilities:
Accounts receivable	9,245	2,032
Inventories	(716)	(306)
Prepaid expenses and other assets	(6)	72
Accounts payable	139	1,139
Product returns	(321)	103
Accrued research, clinical and licensing fees	351	3,118
Accrued chargeback reserve	249	116
Accrued employee compensation and benefits	(369)	(270)
Accrued and other liabilities	(203)	(447)
Net cash provided by (used for) operating activities	21	(4,932)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(11)	(26)
Proceeds from sale of property and equipment	—	1
Investment purchases	(191)	(14,226)
Proceeds from sale/maturity of securities	13,250	9,164
Net cash provided by (used for) investing activities	13,048	(5,087)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under note agreements	700	316
Exercise of common stock options	300	687
Proceeds from issuance of common stock	19,569	—
Net cash provided by financing activities	20,569	1,003

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,638	(9,016)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,304	13,097
End of period	$41,942	$4,081

NON-CASH INVESTING ACTIVITIES:
Unrealized (loss) on securities	$(17)	$(12)

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Income taxes paid	$—	$13

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, as filed on March 16, 2005 with the Securities and Exchange Commission. The accompanying balance sheet has been derived from the audited financial statements at that date.  The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to the Company’s 2004 consolidated financial statements to conform to current period presentations.

2. STOCK-BASED COMPENSATION

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards FAS No. 123, Accounting for Stock Based Compensation, establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by FAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of FAS No. 123. The following table illustrates the effect on net income if the fair-value-based method has been applied to all outstanding and unvested awards during the three months ended March 31, 2005 and 2004 (in thousands, except per share data):

	Three months ended
	March 31, 2005	March 31, 2004
Net loss, as reported	$(8,837)	$(10,899)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(323)	(401)
Pro forma net loss	$(9,160)	$(11,300)
Pro forma net loss per share:
Basic and diluted	$(0.23)	$(0.30)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first quarter of 2005 and 2004: no dividend yield, expected volatility of 49% and 71%, respectively, risk-free interest rates of 3.77% and 2.99%, respectively and an expected life of 5 years for both periods.

Effective February 28, 2005, the vesting of the 359,682 outstanding stock options granted to employees on January 21, 2002, of which 82,479 were unvested options, was accelerated. The options were originally scheduled to vest during the period from January 2002 to January 2012. On the accelerated vesting date, the per share market value of VIVUS stock of $3.98 was less than the strike price of the options, which was $8.08 per share.  When considering this action, the Compensation Committee took into account that accelerating the vesting of these out-of-the money options prior to when the Company expected to adopt FAS 123R, would further reduce the amount of compensation expense that the Company would be required to record in 2006 and beyond as a result of the previously granted equity incentive awards.  In addition, by accelerating these options before the implementation of FAS 123R the expenses associated with the implementation of FAS 123R will be lower in future periods.  The acceleration of these out-of-the money options will not cause any additional compensation expense in 2005.  Under FAS 123R the compensation expense associated with these out-of-the-money options would have been significant.

3. CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. All cash equivalents are in money market funds and commercial paper. The fair value of the funds approximated cost.

4. INVENTORIES

Inventories are recorded net of reserves of $4.6 million and $3.9 million as of March 31, 2005 and December 31, 2004, respectively, and consist of (in thousands):

	MARCH 31, 2005	DECEMBER 31, 2004

Raw materials	$3,321	$3,260
Work in process	64	22
Finished goods	1,186	573
Inventory, net	$4,571	$3,855

As noted above, the Company has recorded significant reserves against the carrying value of its inventory of raw material and certain component parts. The reserves relate primarily to inventory that the Company previously estimated would not be used. Some portion of the fully reserved inventory has been used in production. The Company used $20,000 and $256,000 of its fully reserved inventory during the first quarter of 2005 and 2004, respectively.  The fully reserved inventory is charged to cost of goods sold at a zero basis when used, which has a favorable impact on gross profit.  In the fourth quarter of 2004, the Company determined that it will likely not use the fully reserved raw materials inventory in future production.  In the first quarter of 2005, the Company determined that it likely would continue to use some portion of the fully reserved component parts in production.  The remaining value of the fully reserved inventory related to component parts is $1.0 million as of the end of the first quarter of 2005.

5. NOTES PAYABLE

In the first quarter of 2004, the Company signed an agreement for a secured line of credit with Tanabe Holding America, Inc., a subsidiary of Tanabe Seiyaku Co., Ltd., or Tanabe, allowing it to borrow up to $8.5 million to be used for the development of avanafil (formerly TA-1790), an erectile dysfunction compound currently in Phase 2 clinical trials. The secured line of credit may be drawn upon quarterly and each quarterly borrowing has a 48-month term and bears interest at the annual rate of 2%. There are no financial covenants associated with this secured line of credit. As of March 31, 2005 we had long-term notes payable to Tanabe of $3.9 million, and $4.6 million of available credit under this agreement. All the assets of the Company serve as collateral for this line of credit.

The amount of each quarterly borrowing and its due date are (in thousands):

Date of Note	Amount of Note	Due Date
March 31, 2004	$315	March 31, 2008
June 30, 2004	883	June 30, 2008
September 30, 2004	1,007	September 30, 2008
December 31, 2004	1,034	December 31, 2008
March 31, 2005	700	March 31, 2009
Total	$3,939

6. LICENSE AGREEMENTS

During the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil, our oral PDE5 inhibitor being studied for the treatment of erectile dysfunction. Under the terms of our 2001 development agreement, we have accrued through the first quarter of 2005, a $1.9 million license fee obligation to Tanabe. We intend to pay this license fee, with a future value of $2.0 million, in March 2006. We expect to make other substantial payments to Tanabe in accordance with our agreements with them. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales.

In February 2004, the Company entered into exclusive licensing agreements with Acrux Limited and a subsidiary of Acrux under which it has agreed to develop and commercialize testosterone-MDTS and Evamist in the United States for various female health applications. Under the terms of the agreements, VIVUS agreed to pay to Acrux combined licensing fees of $3.0 million over the 17 month period beginning in February 2004, up to $4.3 million for the achievement of certain clinical development milestones, up to $6.0 million for achieving product approval milestones, and royalties on net sales in the United States upon commercialization of each product.  The Company expensed $375,000 and $2.9 million of milestone and licensing fees under the terms of the agreements in the first quarter of 2005 and 2004, respectively.

7. RESTRUCTURING RESERVE

In 1998, the Company restructured its operations and recorded related costs and write-downs in accordance with Emerging Issues Task Force, or EITF, 94-3. The property write-downs were calculated in accordance with the provisions of FAS No. 121 and represent the excess of the carrying value of property and equipment, primarily the Company’s New Jersey manufacturing leaseholds and equipment, over the projected future discounted cash flows for the Company.

Restructuring reserve and related balances at March 31, 2005 were $3.0 million, remaining the same as at December 31, 2004.

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

8. NET LOSS PER SHARE

Net loss per share is calculated in accordance with FAS No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share, or EPS. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options. Potentially dilutive options outstanding of 230,219 and 1,005,725 at March 31, 2005 and 2004, respectively, are excluded from the computation of diluted EPS for the first quarter of 2005 and 2004 because the effect would have been anti-dilutive.

9. COMMITMENTS AND CONTINGENCIES

We lease our manufacturing facilities in Lakewood, New Jersey under a non-cancelable operating lease expiring in 2007 and have the option to extend this lease for one additional renewal term of five years. In January 2000, we entered into a seven-year lease for our corporate headquarters in Mountain View, California, which expires in January 2007.

In November 2002, we entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. In 2004, we purchased $762,000 of product and are committed to purchase a minimum total of $3.1 million of product from 2005 through 2008.  There were no purchases made from this supplier in the first quarter of 2005.

In January 2004, we entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. In 2004, we purchased $475,000 of product from this supplier and in the first quarter of 2005 we purchased $240,000 of product.  We will be required to purchase a minimum total of $1.5 million of product from 2005 through 2006.

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business.  Management is not currently aware of any matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

10. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the first three months of 2005 and 2004, sales to significant customers as a percentage of total revenues were as follows:

	2005	2004
Customer A	2%	49%
Customer B	46%	14%
Customer C	0%	11%
Customer D	23%	11%
Customer E	13%	7%

Customer C merged with customer D in 2004.  The Company did not have any suppliers making up more than 10% of operating costs.

11. EQUITY TRANSACTIONS

On January 7, 2005, the Securities and Exchange Commission (SEC) declared effective the shelf Registration Statement the Company filed on Form S-3 on December 22, 2004.  The shelf Registration Statement (File Number 333-12159) allows the Company to offer and sell up to an aggregate of $50 million of common stock from time to time in one or more offerings.  The terms of any such future offering would be established at the time of such offering.

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

12.         RELATED PARTY TRANSACTIONS

The only transaction between the Company and a related party during the first quarter of 2005 was with Mario M. Rosati, one of our directors, who is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as our outside corporate counsel since our formation and has received compensation at normal commercial rates for these services.  In the first three months of 2005 and 2004, we paid $31,200 and $59,200, respectively, to Wilson Sonsini Goodrich & Rosati.

13.         FUTURE ACCOUNTING REQUIREMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued revised statement No. 123 (FAS 123R) which requires companies to expense the estimated fair value of employee stock options and similar awards. In April 2005, the SEC announced the adoption of a new rule that amended the compliance dates for FAS 123R.  The accounting provisions of FAS 123R will now be effective for the first quarter of fiscal 2006. We will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Further compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123R. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our consolidated financial statements.

In March 2005, the SEC staff issued guidance on FAS 123R. Staff Accounting Bulletin No. 107 (SAB 107) was issued to assist preparers by simplifying some of the implementation challenges of FAS 123R while enhancing the information that investors receive.  SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models — SAB 107 reinforces the flexibility allowed by FAS 123R to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility — the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term — the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances.  The Company will apply the principles of SAB 107 in conjunction with its adoption of FAS 123R.

In November 2004, the FASB issued FAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement is meant to eliminate any differences existing between the FASB standards and the standards issued by the International Accounting Standards Board by clarifying that any abnormal idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. This Statement is required to be adopted by the Company in the first quarter of 2006; however, early application is permitted. We do not expect the adoption of this Statement to have a material impact on results of operations, financial position or cash flows as we currently do expense a portion of our manufacturing overhead as period cost due to excess capacity.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-Q contain “forward-looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,”  “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our history of losses and variable quarterly results; (2) substantial competition; (3) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (4) our reliance on sole source suppliers; (5) our limited sales and marketing efforts and our reliance on third parties; (6) failure to continue to develop innovative products; (7) risks related to noncompliance with United States Food and Drug Administration regulations; (8) the safety and effectiveness of our clinical candidates; (9) the timing of our clinical trials and filings with the United States Food and Drug Administration; and (10) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, including those set forth in this filing as “Risk Factors Affecting Operations and Future Results.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

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

We are currently consulting with the FDA on the development of protocols for our Phase 3 testosterone-MDTS clinical studies.

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

Clinical Status

In December 2004, we initiated our Phase 3 study of Evamist in the United States to evaluate its safety and efficacy in menopausal women suffering from vasomotor symptoms. We have received a Special Protocol Assessment from the FDA, which is an official agreement that documents the agreed upon terms and conditions under which we will conduct and analyze the data from our Phase 3 trial. The primary endpoint is to assess the decrease in the frequency and severity of hot flashes. We anticipate that enrollment for this trial will be complete by the end of 2005, with an anticipated NDA filing in 2006.

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

Pre-clinical and clinical data suggests that avanafil:

•                  is highly selective to PDE5, which we believe may result in a favorable side effect profile;

•                  has a shorter half-life than currently approved PDE5 inhibitors; and

•                  is fast-acting.

While PDE5 inhibitors currently on the market are often effective in treating ED, newer drugs that possess better specificity for the PDE5 enzyme may be safer. In addition to PDE5, there are at least ten other types of PDE enzymes in the human body. Drugs that inhibit more than one of these enzymes can potentially cause significant adverse effects, depending on the enzymes that are affected. In an internal in vitro study conducted by Tanabe comparing the activity of avanafil, sildenafil, tadalafil and vardenafil against all 11 of the known PDE enzymes, Tanabe found that avanafil demonstrated the best specificity for PDE5, with little activity against the other enzymes.

Avanafil possesses a shorter plasma half-life than other PDE5 inhibitors currently on the market. The plasma half-life of a drug is the amount of time required for 50% of the drug to be removed from the bloodstream. In general, the shorter the half-life of a drug, the less potential there is for the drug to interact with other drugs that may also be in the bloodstream. All approved PDE5 inhibitors are required by the FDA to include warnings against taking nitrates after administration. For example, Cialis’s label warns patients not to take nitrates within 48 hours of administration. Approximately 5.5 million men take nitrates on a regular basis for angina pectoris and another half million annually will experience a heart attack and are potential candidates for emergency nitrate therapy. Sildenafil and vardenafil possess plasma half-lives of approximately four hours, and tadalafil has an extended half-life of 17 to 18 hours. The plasma half-life of avanafil, however, is between approximately 60 and 90 minutes, which means that it is removed from the bloodstream faster than the other currently available PDE5 inhibitors. We believe avanafil’s short half-life, high specificity and fast on-set of action are ideal characteristics for an on-demand treatment for ED.

Clinical Status

We have completed enrollment of a Phase 2, double blind, placebo-controlled, dose ranging study for avanafil and we anticipate data will be available in 2005. We anticipate that results from this study will allow us to finalize plans for Phase 3 studies.

We have conducted a number of clinical trials with avanafil, including pharmacokinetic and in-clinic studies as well as at-home efficacy trials in men with ED.  An at-home double-blind, randomized, Phase 2 cross-over study compared the onset of action and efficacy of avanafil with that of Pfizer’s sildenafil (Viagra®).  A total of 51 men with erectile dysfunction were randomized for this study, and data from 43 of the subjects who reported on the use of at least four doses of avanafil and four doses of sildenafil were analyzed.  During the avanafil portion of the study treatment was successful in providing an erection enabling vaginal penetration on 79% of sexual attempts, while during the sildenafil dosing part of the study 85% of the attempts resulted in an erection enabling vaginal penetration; the differences between the two groups were not statistically significant.  Successful attempts occurred, on average, within 20 minutes of dosing in both arms of this study.

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

MUSE is designed to overcome the limitations of other available therapies through its unique product attributes. Because therapeutic levels of drug are delivered locally to the erectile tissues with minimal systemic drug exposure, MUSE is a relatively safe, local treatment that minimizes the chances of systemic interactions with other drugs or diseases. Because it mimics the normal vasoactive process, MUSE produces an erection that is more natural than those resulting from needle injection therapy, vacuum constriction devices or penile implants. Over 10 million units of MUSE have been sold since we introduced MUSE to the market.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to product returns, doubtful accounts, government chargeback reserves, Medicaid and other rebate reserves, income taxes, restructuring, inventories and contingencies and litigation. (See Critical Accounting Policies and Estimates on page 28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.) We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Product Returns, Rebates and Sales Reserves

We have estimated reserves for product returns from wholesalers, hospitals and pharmacies, government chargebacks for goods purchased by certain Federal government organizations including the Veterans Administration, Medicaid rebates to states for goods purchased by patients covered by Medicaid, other rebate programs and cash discounts for prompt payment.  We estimate our reserves by utilizing historical information and data obtained from external sources.

We record reserves for anticipated returns of expired or damaged product in the United States.  We follow this method since reasonably dependable estimates of product returns can be made based on historical experience.  Revisions in returns estimates are charged to income in the period in which the facts that give rise to the revision become known.  There is no right-of-return on product sold internationally subsequent to shipment, thus no returns reserve is needed.

In estimating government chargeback reserves, we analyze actual chargeback amounts and apply historical chargeback rates to estimates of the quantity of units sold subject to chargebacks. In estimating Medicaid and other rebates the historical rebate percentage is used to estimate future rebates.

For qualified customers, we grant payment terms of 2%, net 30 days.  Allowances for cash discounts are estimated based upon the amount of trade accounts receivable subject to the cash discounts.

We routinely assess our experience with product returns, cash discounts, Medicaid and other rebates and government chargebacks and adjust the reserves accordingly. If actual product returns, government chargebacks, Medicaid rebates, rebate and cash discounts are greater than our estimates additional reserves may be required.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 and 2004

For the three months ended March 31, 2005, we reported a net loss of $8.8 million, or $0.22 net loss per share as compared to a net loss of $10.9 million, or $0.29 net loss per share, during the same quarter in 2004.  The net loss was lower than the same period last year primarily due to lower research and development expenses in the first quarter of 2005 compared with the same quarter of 2004 offset by lower revenues in the first quarter 2005 compared with 2004.

We anticipate continued losses over the next several years because we expect MUSE sales to continue to decline, and we plan to continue to invest in clinical development of our current research and development product candidates to bring those potential products to market.

Revenue

	(In thousands, except percentages)
	Three Months Ended
	March 31,		Increase/	%
	2005	2004	(Decrease)	Change
United States product, net	$396	$572	$(176)	(31)%
International product	192	1,332	(1,140)	(86)%
Other revenue	41	38	3	8%
Total revenues	$629	$1,942	$(1,313)	(68)%

Product revenue in the United States for the quarter ended March 31, 2005 was $396,000 compared to $572,000 in the comparable period last year. International product revenue was $192,000 for the three months ended March 31, 2005 compared to $1.3 million in the same period last year.

Worldwide product revenues from the sales of MUSE were $570,000 in the first quarter of 2005, a decrease of $1.3 million, or 70%, from the worldwide sales of MUSE in the first quarter of 2004. The change in revenues is primarily due to a decrease in international revenue due to lower shipments of MUSE to our international distribution partners.  In the first quarter of 2004 our international distributors purchased quantities of MUSE in anticipation of a multi-country promotion effort.  A similar purchasing pattern did not occur in the first quarter of 2005.

Revenues from the sales of MUSE domestically in the first quarter of 2005 compared to 2004 were lower due to several factors.  In the fourth quarter of 2004, we estimate purchases made by our domestic wholesale partners represented approximately 6-7 months of demand as measured by independent third party prescription data.  The high level of purchases in the fourth quarter of 2004 was expected to lead to lower U.S. product revenues in 2005.  In the first quarter of 2005 the demand, as measured by third party prescription data, in the United States for PDE5 inhibitors used to treat penile dysfunction did not grow as compared to the first quarter of 2004.  In the first quarter of 2005 new pricing for purchases made by the United States government went into effect.  Additional reserves for government discounts, also known as chargebacks, were recorded in the first quarter of 2005 to reflect the revised United States government pricing and for the effect of future chargebacks on the sale of MUSE from inventory on hand at wholesalers at the end of the first quarter of 2005.  The lack of growth in the demand for approved PDE5 inhibitors, the large volume of purchases made by the wholesalers in the fourth quarter of 2004, the lower volume of purchases made by our international distributors and the revised U.S. government pricing accounted for the decrease in revenue from the sale of MUSE in the United States in the first quarter of 2005 as compared to the first quarter of 2004.  We expect this trend to continue throughout 2005.

Cost of goods sold and manufacturing.

	(In thousands, except percentages) Three Months Ended March 31,			%
	2005	2004	(Decrease)	Change

Cost of goods sold and manufacturing	$2,090	$2,280	$(190)	(8)%

Cost of goods sold and manufacturing (“cost of goods sold”) in the first quarter of 2005 decreased $190,000, or 8%, to $2.1 million, as compared to $2.3 million for the first quarter of 2004. Cost of goods sold decreased because of lower sales in the first quarter of 2005 versus the same period in 2004. However, we expensed approximately $1.8 million of manufacturing overhead costs in the first quarter of 2005, as compared to $1.3 million during the same period in 2004 as period costs because of excess manufacturing capacity at our New Jersey facility. This accounting treatment is based on the determination made during the 1998 restructuring that the manufacturing capacity of the New Jersey plant far exceeds the level of production required to meet estimated future market demand.

Additionally, in accordance with GAAP, in 1998 we reduced the carrying cost of alprostadil, the active ingredient in MUSE, and its component parts to zero due to excess quantities on hand at that time.  Although the cost basis for alprostadil was reduced to zero we continued to use this active ingredient as allowed by the FDA in the production of MUSE, in 2004. By utilizing the inventory that had previously been written down to zero, we lowered our cost of sales for the three months ended March 31, 2004 by $256,000. In the fourth quarter of 2004 we determined that we will likely not use the fully reserved raw materials inventory in future production.  In the first quarter of 2005, we used component parts of this fully reserved inventory resulting in a favorable impact on our cost of goods sold of $20,000. We expect cost of goods sold to increase in 2005 as we are no longer using the fully reserved raw materials in production although we do plan to continue to use certain of the fully reserved component parts in production.

Research and development.

	(In thousands, except percentages)
	Three Months Ended
	March 31,			%
	2005	2004	Decrease	Change

Research and development	$4,265	$7,721	$(3,456)	(45)%

Research and development expenses for the first quarter of 2005 were $4.3 million, as compared to $7.7 million for the three months ended March 31, 2004. Increased clinical trial and project activity for ALISTA and estradiol resulted in incremental spending for these projects of $1.0 million during the first quarter of 2005 as compared to the same period last year.  This increase was offset by $4.7 million in one-time charges for licensing and milestone payments in the first quarter of 2004 associated with three of the development programs in the pipeline in 2004.

During 2004, we entered into exclusive licensing agreements with a subsidiary of Acrux under which we will develop and commercialize, in the United States, an estradiol spray for the alleviation of the symptoms of menopause and a testosterone spray for the treatment of hypoactive sexual desire disorder in women. During the first quarter of 2004, we reported a total $2.9 million of licensing fees incurred under the terms of the agreements. In addition, during the first quarter of 2004, we initiated a phase 2 clinical trial with avanafil, our oral phosphodiesterase type 5 (PDE5) inhibitor being studied for the treatment of erectile dysfunction. Under the terms of our 2001 development, licensing and supply agreement with Tanabe we reported a $1.8 million licensing fee obligation to Tanabe in the first quarter of 2004. We intend to pay this obligation in March 2006.

We anticipate that our research and development expenditures will continue to increase in 2005 and we do not expect to recognize revenue from sales of any new product candidates being developed through our research and development efforts for several years.

Selling, general and administrative.

	(In thousands, except percentages)
	Three Months Ended
	March 31,			%
	2005	2004	Increase	Change
Selling, general and administrative	$3,221	$3,008	$213	7%

Selling, general and administrative expenses in the first quarter of 2005 of $3.2 million were $213,000 higher than the same period last year due to several factors.  In the first quarter of 2005 two of our largest wholesalers commenced charging us a distribution service fee based upon either the quantity of product purchased or sold by the respective wholesaler.  We recorded expense of $220,000 for this distribution service fee in the first quarter of 2005 to selling, general and administrative expenses. We expect that these distribution service fees will continue into the future.  In addition, we recorded $200,000 of incremental accounting and audit fees expense primarily related to compliance with the requirements of Sarbanes-Oxley in the first quarter of 2005. These increases were offset by $214,000 of reduced advertising and marketing program expenses in the first quarter of 2005 as compared to the first quarter of 2004.

Interest income and expense. Interest income for the three months ended March 31, 2005 was $192,000 as compared to $160,000 for the three months ended March 31, 2004. The increase is primarily due to an increase in our investments from March 31, 2004 to March 31, 2005. Interest expense of $58,000 in the first quarter of 2005 was related to the Acrux milestone liabilities and Tanabe license fees and loan. We did not have any interest expense for the comparable prior year period.

Provision for income taxes. During the first quarter of 2005, we recorded a net tax provision of $13,000 based on minimum state income taxes due as compared to $3,000 during the first quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Unrestricted cash, cash equivalents and available-for-sale securities totaled $50.4 million at March 31, 2005 as compared to $29.8 million at December 31, 2004. The increase is primarily due to the March 15, 2005 sale of 6,250,000 shares of our common stock at a price of $3.40 per share providing us with net proceeds of $19.6 million.

Since inception, we have financed operations primarily from the issuance of equity securities. Through March 31, 2005, we raised $194.1 million from financing activities and had an accumulated deficit of $131.4 million at March 31, 2005.

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

Accounts Receivable. Accounts receivable (net of allowance for doubtful accounts) at March 31, 2005 was $323,000 as compared to $9.5 million at December 31, 2004. The 97% decrease in the accounts receivable balance at March 31, 2005 is primarily due to the collection of $9.5 million of accounts receivable outstanding at December 31, 2004. Currently, we do not have any significant concerns related to accounts receivable or collections.

Liabilities. Total liabilities were $24.2 million at March 31, 2005, $546,000 higher than at December 31, 2004.  The largest change in liabilities was a $700,000 increase in notes payable due to the additional borrowings on the Tanabe line of credit in the first quarter of 2005.

Operating Activities. Our operating activities provided $21,000 and used $4.9 million of cash during the three months ended March 31, 2005 and 2004, respectively. During the first quarter of 2005, our net operating loss was offset by a $9.2 million reduction in our accounts receivable due to the collection of monies owed to us. During the first quarter of 2004, our net operating loss of $10.9 million was offset by a $3.1 million increase in accrued research, clinical and licensing fees primarily due to $2.9 million related to the future payment of milestone and licensing fees to Acrux and Tanabe, a $2.0 million reduction in our accounts receivable due to the collection of monies owed to us and a $1.1 million increase in accounts payable primarily due to the timing of payments.

Investing Activities. Our investing activities provided $13.0 million and used $5.1 million in cash during the three months ended March 31, 2005 and 2004, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities. Financing activities provided cash of $20.6 million and $1.0 million during the three months ended March 31, 2005 and 2004, respectively. These amounts include the proceeds from the March 15, 2005 sale of 6,250,000 shares of our common stock at a price of $3.40 per share providing us with net proceeds of $19.6 million, the proceeds from the exercise of stock options and borrowings under note arrangements in both the first quarter of 2005 and 2004.

In the first quarter of 2004, we signed an agreement for a line of credit with Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil (TA-1790), our erectile dysfunction compound currently in Phase 2 clinical trials. The secured line of credit may be drawn upon quarterly and each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of two percent. As of March 31, 2005 we had a long-term notes payable balance of $3.9 million and $4.6 million remaining available on the credit line.  We borrowed an additional $700,000 under this credit line in the first quarter of 2005.

On December 22, 2004, we filed a shelf registration statement on Form S-3 with the SEC which allows us to offer and sell up to an aggregate of $50 million of common stock from time to time in one or more offerings.  The terms of any such future offering would be established at the time of such offering.  On February 22, 2005, we filed a prospectus supplement with the Securities and Exchange Commission relating to an underwritten public offering of 7,500,000 shares of common stock under the existing shelf registration statement and supplement thereto.  On March 15, 2005, we sold 6,250,000 shares of our common stock at a price of $3.40 per share providing us with net proceeds of $19.6 million.

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

•                  the timing and results of pre-clinical testing and clinical trials;

•                  results of operations;

•                  demand for MUSE;

•                  technological advances;

•                  the level of resources that we devote to our sales and marketing capabilities; and

•                  the activities of competitors.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs into 2006. However, we anticipate that we will be required to obtain additional financing to fund the development of our research and development pipeline in future periods as well as to support the possible launch of any future products. In particular, we expect to make other substantial payments to Acrux and Tanabe in accordance with our agreements with them in connection with the licensing of certain compounds. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales.

In December 2004, the Financial Accounting Standards Board (FASB) issued revised statement No. 123 (FAS 123R) which requires companies to expense the estimated fair value of employee stock options and similar awards. In April 2005, the SEC announced the adoption of a new rule that amended the compliance dates for FAS 123R.  The accounting provisions of FAS 123R will now be effective for the first quarter of fiscal 2006. We will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Further compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our consolidated financial statements.

In March 2005, the SEC staff issued guidance on FASB FAS 123R. Staff Accounting Bulletin No. 107 (SAB 107) was issued to assist preparers by simplifying some of the implementation challenges of FAS 123R while enhancing the information that investors receive.  SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models — SAB 107 reinforces the flexibility allowed by FAS 123R to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility — the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term — the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances.  The Company will apply the principles of SAB 107 in conjunction with its adoption of FAS 123R.

In November 2004, the FASB issued FAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement is meant to eliminate any differences existing between the FASB standards and the standards issued by the International Accounting Standards Board by clarifying that any abnormal idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. This Statement is required to be adopted by the Company in the first quarter of 2006; however, early application is permitted. We do not expect the adoption of this Statement to have a material impact on results of operations, financial position or cash flows as we currently do expense a portion of our manufacturing overhead as period cost due to excess capacity.

Overview of Contractual Obligations

		Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases (1)	$2,540	$1,370	$1,170	—	—
Purchases (2)	4,590	1,530	2,295	$765	—
Notes Payable (3)	3,939	—	315	3,624	—
Other Long Term Liabilities (4)	5,897	2, 876	3,021	—	—
Total	$16,966	$5,776	$6,801	$4,389	—

(1)     We lease our manufacturing facilities in Lakewood, New Jersey under a non-cancelable operating lease expiring in 2007 and have the option to extend this lease for one additional renewal term of five years. In January 2000, we entered into a seven-year lease for our corporate headquarters in Mountain View, California, which expires in January 2007.

(2)     In November 2002, we entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. We are committed to purchase a minimum total of $3.1 million of product from 2005 through 2008.  We did not purchase any product from this supplier in the first quarter of 2005.

In January 2004, we entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. In 2004 we purchased $475,000 of product and in the first quarter of 2005 we purchased $240,000 of product.  We will be required to purchase a minimum total of $1.5 million of product from 2005 through 2006.

(3)     In the first quarter of 2004, we signed an agreement for a secured line of credit with Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil (formerly TA-1790), our erectile dysfunction compound currently in Phase 2 clinical trials. The secured line of credit may be drawn upon quarterly and each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of 2%. There are no financial covenants associated with this secured line of credit. As of March 31, 2005 we have $4.6 million of available credit under this agreement.

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

During the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil. Under the terms of our 2001 development, licensing and supply agreement with Tanabe we accrued an expense of $1.9 million for a licensing fee obligation to Tanabe during 2004. We intend to pay the entire obligation, with a future value of $2.0 million, in March 2006.

In February 2004, the Company entered into exclusive licensing agreements with Acrux Limited and a subsidiary of Acrux under which it has agreed to develop and commercialize testosterone-MDTS and Evamist in the United States for various female health applications.  Under the terms of this agreement, we have accrued an expense of $986,000 through March 31, 2005 for the licensing fee related to Evamist that we intend to pay, with a future value of $1.0 million, in June 2005.

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

For example, in December 2004, an FDA advisory panel recommended against approval of a testosterone patch being developed by another company to address female sexual dysfunction, specifically hypoactive sexual desire disorder, and indicated that more safety data would be required before it would be in a position to recommend approval. Subsequently, this company withdrew its New Drug Application, or NDA. We are also developing a transdermal testosterone product candidate, testosterone-MDTS, that is designed to address hypoactive sexual desire disorder. In light of the FDA panel’s recommendation, we may be required to undertake additional or expanded clinical trials, which could be expensive. As a result, we could experience significant delays in our ability to submit our product candidate to the FDA for consideration, and we may be unsuccessful in obtaining FDA approval of our product candidate.

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

We currently license some of our product candidates from third parties. Our present development programs involving these product candidates rely in part upon previous development work conducted by third parties over which we had no control and before we licensed the product candidates. In order to receive regulatory approval of a product candidate, we must present to the FDA for its review all relevant data and information obtained during research and development, including research conducted prior to our license of the product candidate. Although we are not currently aware of any such problems, any problems that emerge with research and testing conducted prior to our licensing a product candidate may affect future results or our ability to document prior research and to conduct clinical trials, which could delay, limit or prevent regulatory approval for our product candidates.

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

After regulatory approval for a drug candidate is obtained, the candidate is subject to continual regulatory review. Manufacturing, labeling and promotional activities are continually regulated by the FDA and equivalent foreign regulatory agencies. For example, our third-party manufacturers are required to maintain satisfactory compliance with current Good Manufacturing Practices, or cGMPs. If these manufacturers fail to comply with applicable regulatory requirements, our ability to manufacture, market and distribute our products may be adversely affected. In addition, the FDA could issue warning letters or could require the seizure or recall of products. The FDA could also impose civil penalties or require the closure of our manufacturing facility until cGMP compliance is achieved.

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

After product approval by the FDA, our labeling and marketing activities continue to be subject to FDA and other regulatory review. If products are marketed in contradiction with FDA mandates, the FDA may issue warning letters that require specific remedial measures to be taken, as well as an immediate cessation of the impermissible conduct.  The FDA may also order that all future promotional materials receive prior agency review and approval before use.  For example, the FDA issued a warning letter to us in May 2004 in which the FDA objected to a specific television commercial, as well as information contained on our website, promoting MUSE, our FDA approved product for the treatment of erectile dysfunction. The letter indicated that we had failed to disclose or had minimized certain risks associated with MUSE. Through discussions with the FDA, we agreed to produce and have released a television commercial that we believe addressed the FDA’s concerns. We incurred costs in providing this corrective information, which would have otherwise been utilized by us in a different manner.  In March 2005 we received a letter from the FDA indicating that the matter has been closed.

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

We rely on two companies, E-Beam Services, Inc. (“E-Beam”) and Beam One, LLC (“Beam One”), for the sterilization of MUSE. However, for some international markets, the MUSE Product License includes approval to use only one of the above listed vendors.  If interruptions in these services occur for any reason, including a decision by E-Beam or Beam One to discontinue manufacturing or services, political unrest, labor disputes or a failure of E-Beam or Beam One to follow regulations, the commercial marketing of MUSE and the development of other potential products could be prevented or delayed. An extended interruption in sterilization services would have a material adverse effect on our business, financial condition and results of operations.

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

There can be no assurance that our products do not or will not infringe on the patent or proprietary rights of others. Third parties may assert that we are employing their proprietary technology without authorization. For example, in October 2002, the United States Patent and Trademark Office (USPTO) issued to Pfizer a method of use U.S. Patent No. 6,469,012. Pfizer immediately initiated litigation against competitors who were selling PDE5 inhibitors, including ICOS, the maker of Cialis. In September 2003, the USPTO ordered the reexamination of the patent. In a related action, the European Patent Office revoked Pfizer’s European patent. However, if the claims under the method of use patent are upheld by the USPTO, we may be prevented from commercializing avanafil, our PDE5 inhibitor.

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

Our capital resources are expected to continue to decline over the next several quarters as the result of increased spending on research and development projects, including clinical trials. On March 15, 2005, we sold 6,250,000 shares of our common stock at a price of $3.40 per share providing us with net proceeds of $19.6 million. We expect that our existing capital resources combined with future cash flows will be sufficient to support our operating activities into 2006. However, we anticipate that we will be required to obtain additional financing to fund the development of our research and development pipeline in future periods as well as to support the possible launch of any future products. Our future capital requirements will depend upon numerous factors, including:

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

We have an accumulated deficit of $131.4 million as of March 31, 2005 and expect to continue to incur substantial operating losses for the foreseeable future.

We have generated a cumulative net loss of $131.4 million for the period from our inception through March 31, 2005 and we anticipate losses for the next several years due to increased investment in our research and development programs and limited revenues. There can be no assurance that we will be able to achieve profitability or that we will be successful in the future.

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

Effective January 1, 2006, the Financial Accounting Standards Board requires all companies to treat the value of stock options granted to employees as an expense.  This expense would be spread over the vesting period of the stock option. Currently, we account for stock compensation under Accounting Principles Board, or APB, No. 25, Accounting for Stock Issued to Employees, which results in no compensation expenses recorded in connection with stock options granted to our employees. When we are required to expense stock option grants, it will reduce the attractiveness of granting stock options because of the additional expense associated with these grants, which will reduce our profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, when we are required to expense stock option grants, our profitability would be reduced, as would our ability to use stock options as an employee recruitment and retention tool.

In December 2004, the Financial Accounting Standards Board (FASB) issued revised statement No. 123 (FAS 123R), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards.  In April 2005, the Securities and Exchange Commission (SEC) announced the adoption of a new rule that amended the compliance dates for FAS 123R.  The accounting provisions of FAS 123R will now be effective for the first quarter of fiscal 2006.  We will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Further compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our consolidated financial statements.

In March 2005, the SEC staff issued guidance on FASB FAS 123R. Staff Accounting Bulletin No. 107 (SAB 107) was issued to assist preparers by simplifying some of the implementation challenges of FAS 123R while enhancing the information that investors receive.  SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement FAS 123R, specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include: (a) valuation models — SAB 107 reinforces the flexibility allowed by FAS 123R to choose an option-pricing model that meets the standard’s fair value measurement objective; (b) expected volatility — the SAB provides guidance on when it would be appropriate to rely exclusively on either historical or implied volatility in estimating expected volatility; and (c) expected term — the new guidance includes examples and some simplified approaches to determining the expected term under certain circumstances.  The Company will apply the principles of SAB 107 in conjunction with its adoption of FAS 123R.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At March 31, 2005, we had drawn $3.9 million of the $8.5 million secured line of credit with Tanabe. Each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of two percent. We, however, are exposed to changes in interest rates on our investments in cash equivalents and available-for-sale securities. A significant portion of all of our investments in cash equivalents and available-for-sale securities are in money market funds that hold short-term investment grade commercial paper, treasury bills or other United States government obligations. Currently, this reduces our exposure to long-term interest rate changes.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

EXHIBIT NUMBER		DESCRIPTION

3.2	(2)	Amended and Restated Certificate of Incorporation of the Company

3.3	(1)	Bylaws of the Registrant, as amended

3.4	(3)	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock

4.1	(2)	Specimen Common Stock Certificate of the Registrant

4.5	(3)

Second Amended and Restated Preferred Shares Rights Agreement, dated as of April 15, 1997 by and between the Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

31.1		Certification of Chief Executive Officer, dated May 5, 2005, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated May 5, 2005, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)              Incorporated by reference to the same numbered exhibit filed with the Registrant’s Form 8-B filed with the Commission on June 24, 1996.

(2)              Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(3)              Incorporated by reference to exhibit 99.1 filed with Registrant’s Amendment Number 2 to the Registration Statement of Form    8-A (File No. 0-23490) filed with the Commission on April 23, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2005	.	VIVUS, Inc

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Vice President, Finance and Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
President and Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

3.2	(2)	Amended and Restated Certificate of Incorporation of the Company

3.3	(1)	Bylaws of the Registrant, as amended

3.4	(3)	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock

4.1	(2)	Specimen Common Stock Certificate of the Registrant

4.5	(3)

Second Amended and Restated Preferred Shares Rights Agreement, dated as of April 15, 1997 by and between the Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

31.1		Certification of Chief Executive Officer, dated May 5, 2005, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated May 5, 2005, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)              Incorporated by reference to the same numbered exhibit filed with the Registrant’s Form 8-B filed with the Commission on June 24, 1996.

(2)              Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(3)              Incorporated by reference to exhibit 99.1 filed with Registrant’s Amendment Number 2 to the Registration Statement of Form    8-A (File No. 0-23490) filed with the Commission on April 23, 1997.