Form 10-Q
period 2005-06-30
VIVUS INC
filed 2005-08-04
CIK 881524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

At July 25, 2005, 44,525,821 shares of common stock were outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	JUNE 30 2005	DECEMBER 31 2004*
	(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$26,126	$8,304
Available-for-sale securities	13,344	16,739
Accounts receivable, net of allowance for doubtful accounts of $91 and $104 at June 30, 2005 and December 31, 2004, respectively	1,158	9,544
Inventories	5,031	3,855
Prepaid expenses and other assets	1,620	1,459
Total current assets	47,279	39,901
Property and equipment, net	5,564	6,394
Restricted cash	3,324	3,324
Available-for-sale securities, non-current	—	4,770
Total assets	$56,167	$54,389
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,123	$3,120
Product returns	2,609	3,211
Accrued research and clinical expenses	2,904	1,192
Accrued licensing fees	1,917	972
Accrued chargeback reserve	1,217	1,626
Accrued employee compensation and benefits	1,101	1,442
Income taxes payable	1,217	1,214
Accrued and other liabilities	1,411	1,658
Total current liabilities	14,499	14,435

Notes payable	4,356	3,239
Accrued restructuring reserve	3,021	3,021
Deferred revenue	1,029	1,110
Accrued licensing fees	—	1,862
Total liabilities	22,905	23,667

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock; $.001 par value; 200,000 shares authorized; 44,526 shares issued and outstanding at June 30, 2005 and 38,127 at December 31, 2004	45	38
Additional paid-in capital	173,293	153,275
Accumulated other comprehensive loss	(46)	(48)
Accumulated deficit	(140,030)	(122,543)
Total stockholders’ equity	33,262	30,722
Total liabilities and stockholders’ equity	$56,167	$54,389

* Derived from audited consolidated financial statements filed in the Company’s 2004 Annual Report on Form 10K.

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30 2005	JUNE 30 2004	JUNE 30 2005	JUNE 30 2004
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenue:
United States product	$1,321	$2,460	$1,717	$3,032
International product	355	705	547	2,037
Other revenue	40	37	81	75
Total revenue	1,716	3,202	2,345	5,144
Operating expenses:
Cost of goods sold and manufacturing	2,049	2,324	4,139	4,604
Research and development	5,661	3,052	9,926	10,773
Selling, general and administrative	2,894	2,814	6,115	5,822
Total operating expenses	10,604	8,190	20,180	21,199

Loss from operations	(8,888)	(4,988)	(17,835)	(16,055)

Interest and other income (expense):
Interest income, net	258	113	392	273
Other income (expense)	(12)	(3)	(23)	8
	246	110	369	281
Loss before provision for income taxes	(8,642)	(4,878)	(17,466)	(15,774)
Provision for income taxes	(8)	(2)	(21)	(5)
Net loss	$(8,650)	$(4,880)	$(17,487)	$(15,779)
Other comprehensive loss:
Unrealized gain (loss) on securities	18	(95)	2	(107)
Comprehensive loss	$(8,632)	$(4,975)	$(17,485)	$(15,886)

Net loss per share:
Basic and diluted	$(0.19)	$(0.13)	$(0.42)	$(0.42)
Shares used in per share computation:
Basic and diluted	44,508	38,028	41,958	37,954

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	SIX MONTHS ENDED
	JUNE 30
	2005	2004
	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,487)	$(15,779)
Adjustments to reconcile net loss to net cash used for operating activities:
Provision for doubtful accounts	(13)	87
Depreciation	870	976
Stock compensation costs	20	20
(Gain) loss on disposal of property and equipment	27	(1)
Changes in assets and liabilities:
Accounts receivable	8,399	607
Inventories	(1,176)	(752)
Prepaid expenses and other assets	(161)	(432)
Accounts payable	(997)	56
Product returns	(602)	(8)
Accrued research, clinical and licensing fees	795	3,970
Accrued chargeback reserve	(409)	(229)
Accrued employee compensation and benefits	(341)	(188)
Accrued and other liabilities	(322)	(356)
Net cash used for operating activities	(11,397)	(12,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(69)	(69)
Proceeds from sale of property and equipment	—	1
Investment purchases	(11,784)	(18,538)
Proceeds from sale/maturity of securities	19,951	19,455
Net cash provided by investing activities	8,098	849

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under note agreements	1,117	1,198
Exercise of common stock options	300	692
Sale of common stock through employee stock purchase plan	120	158
Proceeds from issuance of common stock	19,584	—
Net cash provided by financing activities	21,121	2,048

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,822	(9,132)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,304	13,097
End of period	$26,126	$3,965

NON-CASH INVESTING ACTIVITIES:
Unrealized gain (loss) on securities	$2	$(107)

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Income taxes paid	$12	$13

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, as filed on March 16, 2005 with the Securities and Exchange Commission. The accompanying balance sheet has been derived from the audited financial statements at that date.  The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to the Company’s 2004 consolidated financial statements to conform to current period presentations.

2. STOCK-BASED COMPENSATION

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards FAS No. 123, Accounting for Stock Based Compensation, establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by FAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of FAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards during the three and six months ended June 30, 2005 and 2004 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30 2005	June 30 2004	June 30 2005	June 30 2004
Net loss, as reported	$(8,650)	$(4,880)	$(17,487)	$(15,779)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(516)	(486)	(839)	(887)
Pro forma net loss	$(9,166)	$(5,366)	$(18,326)	$(16,666)
Pro forma net loss per share:
Basic and diluted	$(0.21)	$(0.14)	$(0.44)	$(0.44)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the second quarter of 2005 and 2004: no dividend yield, expected volatility of 50% and 68%, respectively, risk-free interest rates between 3% to 4% and 1% to 5%, respectively and an expected life of 5 years for both periods.

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

4. INVENTORIES

Inventories are recorded net of reserves of $3.9 million as of June 30, 2005 and December 31, 2004. Inventory balances, net of reserves, consist of (in thousands):

	JUNE 30, 2005	DECEMBER 31, 2004

Raw materials	$3,141	$3,260
Work in process	75	22
Finished goods	1,815	573
Inventory, net	$5,031	$3,855

As noted above, the Company has recorded significant reserves against the carrying value of its inventory of raw material and certain component parts. The reserves relate primarily to inventory that the Company previously estimated would not be used. Some portion of the fully reserved inventory has been used in production. The Company used $40,000 and $535,000 of its fully reserved inventory during the first six months of 2005 and 2004, respectively.  The fully reserved inventory is charged to cost of goods sold at a zero basis when used, which has a favorable impact on gross profit.  In the fourth quarter of 2004, the Company determined that it will likely not use the fully reserved raw materials inventory in future production.  In the first quarter of 2005, the Company determined that it likely would continue to use some portion of the fully reserved component parts in production.  The original cost of the fully reserved inventory related to component parts is $1.0 million as of the end of the first six months of 2005.

5. NOTES PAYABLE

In the first quarter of 2004, the Company signed an agreement for a secured line of credit with Tanabe Holding America, Inc., a subsidiary of Tanabe Seiyaku Co., Ltd., or Tanabe, allowing it to borrow up to $8.5 million to be used for the development of avanafil (formerly TA-1790), an erectile dysfunction compound that has completed Phase 2 clinical trials. The secured line of credit may be drawn upon quarterly and each quarterly borrowing has a 48-month term and bears interest at the annual rate of 2%. There are no financial covenants associated with this secured line of credit. Under certain conditions, at the Company’s option, payments on this secured line of credit may be made, in whole or in part, in common stock. As of June 30, 2005 we had long-term notes payable to Tanabe of $4.4 million, and $4.1 million of available credit under this agreement. All the assets of the Company serve as collateral for this line of credit.

The amount of each quarterly borrowing and its due date are (in thousands):

Date of Note	Amount of Note	Due Date
March 31, 2004	$315	March 31, 2008
June 30, 2004	883	June 30, 2008
September 30, 2004	1,007	September 30, 2008
December 31, 2004	1,034	December 31, 2008
March 31, 2005	700	March 31, 2009
June 30, 2005	417	June 30, 2009
Total	$4,356

6. LICENSE AGREEMENTS

During the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil, our oral PDE5 inhibitor being studied for the treatment of erectile dysfunction. Under the terms of our 2001 development agreement, we have accrued through June 30, 2005, a $1.9 million license fee obligation to Tanabe. We intend to pay this license fee, with a future value of $2.0 million, in March 2006. We expect to make other substantial payments to Tanabe in accordance with our agreements with them. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales.

In February 2004, the Company entered into exclusive licensing agreements with Acrux Limited and a subsidiary of Acrux under which it has agreed to develop and commercialize testosterone-MDTS and Evamist in the United States for various female health applications. Under the terms of the agreements, VIVUS agreed to pay to Acrux combined licensing fees of $3.0 million over the 17 month period beginning in February 2004, up to $4.3 million for the achievement of certain clinical development milestones, up to $6.0 million for achieving product approval milestones, and royalties on net sales in the United States upon commercialization of each product. The Company expensed $375,000 and $2.9 million of milestone and licensing fees under the terms of the agreements in the first six months of 2005 and 2004, respectively.  The Company paid $1.0 million of these licensing fees in June 2005.

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

The restructuring reserve at June 30, 2005 was $3.0 million, the same as at December 31, 2004.

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

8. NET LOSS PER SHARE

Net loss per share is calculated in accordance with FAS No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share, or EPS. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options. Potentially dilutive options outstanding of 29,815 and 728,290 at June 30, 2005 and 2004, respectively, are excluded from the computation of diluted EPS for the second quarter of 2005 and 2004 because the effect would have been anti-dilutive.  Potentially dilutive options outstanding of 135,290 and 873,646 at June 30, 2005 and 2004, respectively, are excluded from the computation of diluted EPS for the first six months of 2005 and 2004 because the effect would have been anti-dilutive.

9. COMMITMENTS AND CONTINGENCIES

We lease our manufacturing facilities in Lakewood, New Jersey under a non-cancelable operating lease expiring in 2007 and have the option to extend this lease for one additional renewal term of five years. In January 2000, we entered into a seven-year lease for our corporate headquarters in Mountain View, California, which expires in January 2007.

In November 2002, we entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. In 2004, we purchased $762,000 of product and are committed to purchase a minimum total of $3.1 million of product from 2005 through 2008.  There were no purchases made from this supplier in the first six months of 2005.

In January 2004, we entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. In 2004, we purchased $475,000 of product from this supplier and in the first six months of 2005 we purchased $240,000 of product.  We will be required to purchase a minimum total of $1.5 million of additional product from 2005 through 2006.

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business.  Management is not currently aware of any matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

10. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the first six months of 2005 and 2004, sales to significant customers as a percentage of total revenues were as follows:

	2005	2004
Customer A	23%	36%
Customer B	21%	6%
Customer C	0%	13%
Customer D	24%	6%
Customer E	15%	30%

Customer C merged with customer D in 2004.  The Company did not have any suppliers making up more than 10% of operating costs.

11. RESEARCH AND DEVELOPMENT

Research and development expenses including advertising and patient recruitment costs are expensed as incurred.

12. EQUITY TRANSACTIONS

On January 7, 2005, the Securities and Exchange Commission declared effective the shelf Registration Statement the Company filed on Form S-3 on December 22, 2004.  The shelf Registration Statement (File Number 333-12159) allows the Company to offer and sell up to an aggregate of $50 million of common stock from time to time in one or more offerings.  The terms of any such future offering would be established at the time of such offering.

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

13.         RELATED PARTY TRANSACTIONS

Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as our outside corporate counsel since our formation and has received compensation at normal commercial rates for these services. In the first six months of 2005 and 2004, we paid $245,638 and $205,640, respectively, to Wilson Sonsini Goodrich & Rosati.

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter and six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

VIVUS, Inc. is a specialty pharmaceutical company focused on the research, development and commercialization of products to restore sexual function in women and men. Our product pipeline includes four clinical stage product candidates, each of which targets an estimated existing or potential market in excess of $1 billion annually. ALISTA®, currently in Phase 2B trials, is our product candidate for the treatment of female sexual arousal disorder. Testosterone-MDTS, which recently completed a positive Phase 2 trial, is our product candidate to treat hypoactive sexual desire disorder. Evamist®, currently in Phase 3 development, is our product candidate to alleviate symptoms associated with menopause. Avanafil, which recently completed Phase 2 trials, is our phosphodiesterase type 5, or PDE5, inhibitor product candidate for the treatment of erectile dysfunction.

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

Second Quarter 2005 Update

Our Product Pipeline

We currently have four research and development programs targeting female and male sexual health:

Product	Indication	Status	Patent Expiry and Number
ALISTA (topical alprostadil)	Female sexual arousal disorder (FSAD)	Phase 2B ongoing	2017 (US 5,877,216)
Testosterone-MDTS	Hypoactive sexual desire disorder (HSDD)	Phase 2 completed	2017 (US 6,818,226)
Evamist (estradiol-MDTS)	Menopausal symptoms	Phase 3 ongoing	2017 (US 6,818,226)
Avanafil (PDE5 inhibitor)	Erectile dysfunction (ED)	Phase 2 completed	2020 (US 6,656,935)

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

Clinical Status

We have completed three double blind, randomized, placebo-controlled Phase 2 studies of ALISTA, all of which demonstrated statistically significant increases in arousal and/or satisfying sexual encounters in pre- and post-menopausal women with FSAD. One of these studies was a double blind, placebo-controlled, crossover-design trial to evaluate the response to ALISTA administered at home by 51 women. The study showed that 64 percent of ALISTA doses resulted in Satisfactory Sexual Events (SSEs) and the use of ALISTA also resulted in significant improvement in orgasm. This was the first trial that evaluated the use of ALISTA in premenopausal women in the home setting. No serious adverse events were reported during this study.

We initiated a clinical trial of ALISTA in 2004 in post-menopausal women with FSAD. Recruitment of patients and enrollment continues in this trial. To date we have enrolled more than half of our target number of patients. We intend to continue to enroll patients in this trial throughout the remainder of 2005. The FDA has recently provided guidance to us for approval of drugs for treating FSAD.  The FDA requires co-primary endpoints that must include statistically significant increases in both the number of SSEs and improvement in the self-assessed level of sexual arousal using validated questionnaires.  Due to this new guidance, we believe it is more appropriate to recategorize the current study from a Phase 3 trial to a Phase 2B trial. We believe this guidance does not alter our previously stated development plan for ALISTA, which continues to call for subsequent large scale confirmatory studies following completion of the current clinical trial.

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

Double blind, multicenter, placebo-controlled clinical trials conducted by The Procter & Gamble Company to assess the effects of a twice-weekly testosterone patch demonstrated a statistically significant increase in the number of satisfying sexual events in surgically induced menopausal women. In addition, an independent clinical study has demonstrated that transdermally applied testosterone has the ability to improve sexual desire in pre-menopausal women with HSDD.

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

We previously submitted a written proposal for a Phase 3 development program for testosterone-MDTS to the FDA for review and comment. The FDA has acknowledged receipt and is currently reviewing the proposal. Our goal is to establish with the FDA the size and scope of the Phase 3 program for the testosterone-MDTS trials in 2005.

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

Clinical Status

In June 2005, we announced positive results from a Phase 2, multicenter, double-blind, randomized, parallel-design study conducted to assess the safety and efficacy of different doses of avanafil for the treatment of ED. Patients in this study were instructed to attempt sexual intercourse 30 minutes after taking avanafil, with no restrictions on food or alcohol consumption. Results showed that up to 84% of avanafil doses resulted in erections sufficient for vaginal penetration, as compared to placebo. No serious adverse events were reported during this study.

In May 2005, we released the results from an open-label, pharmacokinetic study designed to evaluate the feasibility of twice-a-day dosing with avanafil. This study compared blood levels of avanafil in healthy volunteer subjects after taking a single dose of avanafil and after taking avanafil twice daily (every 12 hours) for seven days. The results showed no significant plasma accumulation of avanafil after the twice-a-day treatment regimen when compared to the single dose.

In April 2005, the results of a clinical pharmacology study conducted to evaluate the hemodynamic responses (blood pressure and heart rate) to glyceryl trinitrate (GTN) in subjects pretreated with placebo, avanafil, and sildenafil citrate (Viagra) were announced. Results revealed that avanafil had less impact on blood pressure or heart rate than Viagra.

We have conducted a number of other clinical trials with avanafil, including pharmacokinetic and in-clinic studies as well as at-home efficacy trials in men with ED.  An at-home double-blind, randomized, Phase 2 cross-over study compared the onset of action and efficacy of avanafil with that of Pfizer’s sildenafil (Viagra®).  A total of 51 men with erectile dysfunction were randomized for this study, and data from 43 of the subjects who reported on the use of at least four doses of avanafil and four doses of sildenafil were analyzed.

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

We anticipate requesting an end of Phase 2 meeting with the FDA with the goal of finalizing the Phase 3 program for avanafil by the end of 2005.

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

In May 2005, results from a study, conducted by the Cleveland Clinic, focused on an individual’s ability to recover sexual function following radical prostatectomy, a common treatment for prostate cancer, were reported. The study showed that 74 percent of patients who completed six months of MUSE treatment were able to resume sexual activity and 39 percent were able to achieve natural erections sufficient for intercourse without the use of erectogenic agents.

Other Programs

We have licensed and intend to continue to license from third parties the rights to other products to treat various sexual and nonsexual disorders. We also sponsor early stage clinical trials at various research institutions. We expect to continue to use our expertise in designing clinical trials, formulation and product development to commercialize pharmaceuticals for unmet medical needs or for disease states that are underserved by currently approved products. We intend to develop products with a proprietary position or that complement our other products currently under development. We have several programs in early clinical development. Depending on the outcomes of these early studies, we may continue development of these products.

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

We routinely assess our experience with product returns, cash discounts, Medicaid and other rebates and government chargebacks and adjust the reserves accordingly. In the quarter ended June 30, 2005, we reduced our product returns reserve by $245,000 based on a decrease in the historical returns experience. If actual product returns, government chargebacks, Medicaid rebates, rebate and cash discounts are greater than our estimates additional reserves may be required.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” FAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. FAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We are required to adopt the provision of FAS 154, as applicable, beginning in fiscal 2006.

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We do not believe that the adoption of EITF 05-6 will have a significant effect on our financial statements.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005 (as of year end December 31, 2005 for VIVUS, Inc.). Retrospective application for interim financial information is permitted but not required. We do not expect adoption of FIN 47 to have a material effect on our results of operations or financial position.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 and 2004

For the three months ended June 30, 2005, we reported a net loss of $8.6 million, or $0.19 net loss per share as compared to a net loss of $4.9 million, or $0.13 net loss per share, during the same period in 2004. The net loss was higher than the same period last year primarily due to increased research and development expenses in the second quarter of 2005 compared with the same quarter of 2004 and due to lower revenues in the second quarter 2005 compared with 2004.

We anticipate continued losses over the next several years because we expect MUSE sales to continue to decline, and we plan to continue to invest in clinical development of our current research and development product candidates to bring those potential products to market.

Revenue

	(In thousands, except percentages)
	Three Months Ended June 30,		Increase/	%
	2005	2004	(Decrease)	Change
United States product, net	$1,321	$2,460	$(1,139)	(46)%
International product	355	705	(350)	(50)%
Other revenue	40	37	3	8%
Total revenues	$1,716	$3,202	$(1,486)	(46)%

Product revenue in the United States for the quarter ended June 30, 2005 was $1.3 million compared to $2.5 million for the quarter ended June 30, 2004. International product revenue was $355,000 for the quarter ended June 30, 2005 compared to $705,000 in the same period last year. Worldwide product revenues from the sales of MUSE were $1.7 million in the second quarter of 2005, a decrease of $1.5 million, or 47%, from the worldwide sales of MUSE in the second quarter of 2004.

Revenues from the sales of MUSE domestically in the second quarter of 2005 compared to 2004 were lower due to several factors.  In the fourth quarter of 2004, we estimate purchases made by our domestic wholesale partners represented approximately 6-7 months of demand as measured by independent third party prescription data. The high level of purchases in the fourth quarter of 2004 was expected to lead to lower U.S. product revenues in 2005. Retail demand for MUSE, as measured by independent third party prescription data, continued to decline. In the second quarter of 2005, our domestic wholesale partners also continued to deplete their inventory of MUSE. As a result, revenues from shipments of MUSE were lower than the same period last year. In the quarter ended June 30, 2005, we reduced our product returns reserve by $245,000 based on declining historical returns experience. This decrease in the reserve resulted in increased net product revenues for the quarter. The decline in the demand for MUSE, the destocking of MUSE from wholesale partners, offset by the change in the returns reserve accounted for the decrease in revenue from the sale of MUSE domestically in the second quarter of 2005 as compared to the second quarter of 2004.  We expect this trend to continue throughout 2005.

The change in international product revenues is primarily due to lower shipments of MUSE to our international distribution partners in the quarter ended June 30, 2005 as compared to the quarter ended June 30, 2004.  Promotional efforts by our European distributor have been minimal in 2005.

Cost of goods sold and manufacturing.

	(In thousands, except percentages) Three Months Ended June 30,			%
	2005	2004	(Decrease)	Change

Cost of goods sold and manufacturing	$2,049	$2,324	$(275)	(12)%

Cost of goods sold and manufacturing (“cost of goods sold”) in the second quarter of 2005 decreased $275,000, or 12%, to $2.0 million as compared to $2.3 million for the second quarter of 2004. Cost of goods sold decreased because of lower sales in the quarter ended June 30, 2005 as compared to the same period in 2004. However, we expensed approximately $1.6 million of manufacturing overhead costs in the second quarter of 2005, as compared to $1.5 million during the same period in 2004 as period costs because of excess manufacturing capacity at our New Jersey facility. This accounting treatment is based on the determination made during the 1998 restructuring that the manufacturing capacity of the New Jersey plant far exceeds the level of production required to meet estimated future market demand.

Additionally, in accordance with GAAP, in 1998 we reduced the carrying cost of alprostadil, the active ingredient in MUSE, and its component parts to zero due to excess quantities on hand at that time.  Although the cost basis for alprostadil was reduced to zero we continued to use this active ingredient as allowed by the FDA in the production of MUSE, in 2004. By utilizing the inventory that had previously been written down to zero, we lowered our cost of sales for the three months ended June 30, 2004 by $279,000. In the fourth quarter of 2004 we determined that we will likely not use the fully reserved raw materials inventory in future production.  In the second quarter of 2005, we used component parts of this fully reserved inventory resulting in a favorable impact on our cost of goods sold of $20,000. We expect cost of goods sold to increase in 2005 as we are no longer using the fully reserved raw materials in production although we do plan to continue to use certain of the fully reserved component parts in production.

Research and development.

	(In thousands, except percentages) Three Months Ended June 30,			%
	2005	2004	Increase	Change

Research and development	$5,661	$3,052	$2,609	85%

Research and development expenses for the second quarter of 2005 were $5.7 million, as compared to $3.1 million for the three months ended June 30, 2004. Increased clinical trial and project activity for ALISTA and Evamist resulted in increased spending for these projects of $3.2 million during the second quarter of 2005 as compared to the same period last year. This increase was offset by a reduction of $619,000 in avanafil related clinical trial and project spending in the second quarter of 2005 as compared to the quarter ended June 30, 2004.

We anticipate that our research and development expenditures will continue to increase in 2005 and we do not expect to recognize revenue from sales of any new product candidates being developed through our research and development efforts for several years.

Selling, general and administrative.

	(In thousands, except percentages)
	Three Months Ended June 30,			%
	2005	2004	Increase	Change
Selling, general and administrative	$2,894	$2,814	$80	3%

Selling, general and administrative expenses in the three months ended June 30, 2005 of $2.9 million increased $80,000, or 3%, primarily due to increased legal and other administrative expenses.

Interest income, net.  Interest income, net for the three months ended June 30, 2005 was $258,000 as compared to $113,000 for the three months ended June 30, 2004. The increase is primarily due to an increase in our investment yields from the quarters ended June 30, 2004 to June 30, 2005 offset by an increase in interest expense to $60,000 in the second quarter of 2005 as compared to $43,000 during the same period last year.  This interest expense is related to the Acrux milestone liabilities and Tanabe license fees and loan.  The increased interest expense is primarily due to a higher loan balance outstanding for the Tanabe loan.

Six Months Ended June 30, 2005 and 2004

For the six months ended June 30, 2005, we reported a net loss of $17.5 million, or $0.42 net loss per share as compared to a net loss of $15.8 million, or $0.42 net loss per share, during the same period in 2004.  Lower product revenues in the United States and internationally in addition to increased research and development expenses in support of VIVUS’ on-going clinical development programs were the primary reasons for the decreased revenue and increased net loss in the first six months of 2005 as compared to the six months ended June 30, 2004.

We anticipate continued losses over the next several years because we expect MUSE sales to continue to decline, and we plan to continue to invest in clinical development of our current research and development product candidates to bring those potential products to market.

Revenue

	(In thousands, except percentages)
	Six Months Ended June 30,		Increase/	%
	2005	2004	(Decrease)	Change

United States product, net	$1,717	$3,032	$(1,315)	(43)%
International product	547	2,037	(1,490)	(73)%
Other revenue	81	75	6	8%
Total revenues	$2,345	$5,144	$(2,799)	(54)%

Product revenue in the United States for the six months ended June 30, 2005 was $1.7 million compared to $3.0 million for the six months ended June 30, 2004. International product revenue was $547,000 for the six months ended June 30, 2005 compared to $2.0 million in the same period last year. Worldwide product revenues from the sales of MUSE were $2.3 million in the six months ended June 30, 2005, a decrease of $2.8 million, or 55%, from the worldwide sales of MUSE during the same period in 2004.

Domestic sales of MUSE were lower in the first half of 2005 as compared to the same period in 2004 due to lack of growth in the demand for approved PDE5 inhibitors, the large volume of purchases made by wholesalers in the fourth quarter of 2004, decline in demand for MUSE and new U.S. government pricing.  We expect this trend to continue throughout 2005.

International revenue also decreased as a result of lower shipments of MUSE to our international distribution partners in the first six months of 2005. In the six months ended June 30, 2004 our international distribution partners purchased quantities of MUSE in anticipation of a multi-country promotion effort. A similar purchasing pattern did not occur in the six months ended June 30, 2005.

Cost of goods sold and manufacturing.

	(In thousands, except percentages) Six Months Ended June 30,			%
	2005	2004	(Decrease)	Change

Cost of goods sold and manufacturing	$4,139	$4,604	$(465)	(10)%

Cost of goods sold and manufacturing (“cost of goods sold”) in the first half of 2005 decreased $465,000, or 10%, to $4.1 million as compared to $4.6 million for the first half of 2004. Cost of goods sold decreased because of lower sales in the six months ended June 30, 2005 as compared to 2004. However, we expensed approximately $3.5 million of manufacturing overhead costs in the first half of 2005, as compared to $2.8 million during the same period in 2004 as period costs because of excess manufacturing capacity at our New Jersey facility. This accounting treatment is based on the determination made during the 1998 restructuring that the manufacturing capacity of the New Jersey plant far exceeds the level of production required to meet estimated future market demand.

Additionally, in accordance with GAAP, in 1998 we reduced the carrying cost of alprostadil, the active ingredient in MUSE, and its component parts to zero due to excess quantities on hand at that time.  Although the cost basis for alprostadil was reduced to zero we continued to use this active ingredient as allowed by the FDA in the production of MUSE, in 2004. By utilizing the inventory that had previously been written down to zero, we lowered our cost of sales for the six months ended June 30, 2004 by $535,000. In the fourth quarter of 2004 we determined that we will likely not use the fully reserved raw materials inventory in future production.  In the first half of 2005, we used component parts of this fully reserved inventory resulting in a favorable impact on our cost of goods sold of $40,000. We expect cost of goods sold to increase in 2005 as we are no longer using the fully reserved raw materials in production although we do plan to continue to use certain of the fully reserved component parts in production.

Research and development.

	(In thousands, except percentages) Six Months Ended June 30,			%
	2005	2004	(Decrease)	Change

Research and development	$9,926	$10,773	$(847)	(8)%

Research and development expenses for the six months ended June 30, 2005 were $9.9 million, as compared to $10.8 million for the six months ended June 30, 2004.  Increased clinical trial and project activity for ALISTA and Evamist resulted in incremental spending for these projects of $5.2 million during the first half of 2005 as compared to the same period last year. This increase was offset by a $4.7 million decrease in milestone and licensing fees and a decrease of $1.3 million in avanafil related and other clinical trial and project spending in the first half of 2005 versus 2004. During 2004, we entered into exclusive licensing agreements with a subsidiary of Acrux under which we will develop and commercialize, in the United States, an estradiol spray for the alleviation of the symptoms of menopause (now known as Evamist) and a testosterone spray for the treatment of hypoactive sexual desire disorder in women. During the first half of 2004, we reported a total $2.9 million of licensing fees incurred under the terms of the agreements. In addition, during the first half of 2004, we initiated a Phase 2 clinical trial with avanafil which recently completed. Under the terms of our 2001 development, licensing and supply agreement with Tanabe we reported a $1.8 million licensing fee obligation to Tanabe in the first half of  2004. We intend to pay this obligation in March 2006.

We anticipate that our research and development expenditures will continue to increase in 2005 and we do not expect to recognize revenue from sales of any new product candidates being developed through our research and development efforts for several years.

Selling, general and administrative.

	(In thousands, except percentages) Six Months Ended June 30,			%
	2005	2004	Increase	Change
Selling, general and administrative	$6,115	$5,822	$293	5%

Selling, general and administrative expenses in the first six months of 2005 of $6.1 million were $293,000 higher than the same period last year due to several factors.  In the first quarter of 2005 two of our largest wholesalers commenced charging us a distribution service fee based upon either the quantity of product purchased or sold by the respective wholesaler.  We recorded expense of $227,000 for this distribution service fee in the first half of 2005 to selling, general and administrative expenses. We expect that these distribution service fees will continue into the future. In addition, we recorded $202,000 of incremental accounting and audit fees expense primarily related to compliance with the requirements of Sarbanes-Oxley in the first half of 2005. These increases were offset primarily by $86,000 of reduced investor relations and other administrative expenses in the first six months of 2005 as compared to the first six months of 2004.

Interest income, net. Interest income, net for the six months ended June 30, 2005 was $392,000 as compared to $273,000 for the six months ended June 30, 2004. The increase is primarily due to an increase in our investment yields from the six months ended June 30, 2004 to June 30, 2005 offset by an increase in interest expense to $118,000 in the first half of 2005 as compared to $43,000 during the same period last year.  This interest expense is related to the Acrux milestone liabilities and Tanabe license fees and loan.  The increased interest expense is primarily due to a higher loan balance outstanding for the Tanabe loan.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Unrestricted cash, cash equivalents and available-for-sale securities totaled $39.5 million at June 30, 2005 as compared to $29.8 million at December 31, 2004. The increase is primarily due to the March 15, 2005 sale of 6,250,000 shares of our common stock at a price of $3.40 per share providing us with net proceeds of $19.6 million.

Since inception, we have financed operations primarily from the issuance of equity securities. Through June 30, 2005, we raised $194.2 million from financing activities and had an accumulated deficit of $140.0 million at June 30, 2005.

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

Accounts Receivable. Accounts receivable (net of allowance for doubtful accounts) at June 30, 2005 was $1.2 million as compared to $9.5 million at December 31, 2004. The 88% decrease in the accounts receivable balance at June 30, 2005 is primarily due to the collection of $9.5 million of accounts receivable outstanding at December 31, 2004. Currently, we do not have any significant concerns related to accounts receivable or collections.

Liabilities. Total liabilities were $22.9 million at June 30, 2005, $762,000 lower than at December 31, 2004.  The change in total liabilities is a result of a number of factors.  Notes payable increased $1.1 million as a result of increased borrowings on the Tanabe line of credit, accounts payable decreased $997,000 primarily due to the timing of payments, product returns decreased $602,000 primarily due to declining sales and adjustments to the reserves based on historical returns experience, and accrued research, clinical and licensing fees increased $795,000 primarily due to increased clinical trial and project activity for ALISTA and Evamist in 2005 offset by $1.0 million paid to Acrux in June 2005 for licensing fees accrued in 2004.  The accrued chargeback reserve decreased $409,000 primarily due to decreased sales, accrued employee compensation and benefits decreased $341,000 primarily due to the timing of payment for management bonuses and other payroll related expenses, and accrued and other liabilities decreased $322,000 primarily due to the timing of royalty payments offset by the accrual of customer distribution fees that commenced in 2005.

Operating Activities. Our operating activities used $11.4 and $12.0 million of cash during the six months ended June 30, 2005 and 2004, respectively. During the first six months of 2005, our net operating loss of $17.5 million was offset by an $8.4 million reduction in our accounts receivable due to the collection of monies owed to us which in turn was offset by a $1.2 million increase in inventory to support sales anticipated in the last half of 2005 and a $997,000 increase in accounts payable, primarily due to the timing of payments. During the first half of 2004, our net operating loss of $15.8 million was offset by a $4.0 million increase in accrued research, clinical and licensing fees primarily due to $2.9 million related to the future payment of milestone and licensing fees to Acrux and Tanabe.

Investing Activities. Our investing activities provided $8.1 million and $849,000 in cash during the six months ended June 30, 2005 and 2004, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities. Financing activities provided cash of $21.1 million and $2.0 million during the six months ended June 30, 2005 and 2004, respectively. These amounts include the proceeds from the March 15, 2005 sale of 6,250,000 shares of our common stock at a price of $3.40 per share providing us with net proceeds of $19.6 million, the proceeds from the exercise of stock options, employee stock purchase plan (ESPP) purchases and borrowings under note arrangements in both the first six months of 2005 and 2004.

In the first quarter of 2004, we signed an agreement for a line of credit with Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil. The secured line of credit may be drawn upon quarterly and each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of two percent. As of June 30, 2005 we had a long-term notes payable balance of $4.4 million and $4.1 million remaining available on the credit line.  We borrowed an additional $1.1 million under this credit line in the first half of 2005.

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

Overview of Contractual Obligations

		Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases (1)	$2,200	$1,380	$820	—	—
Purchases (2)	4,590	1,530	2,295	$765	—
Notes Payable (3)	4,356	—	1,198	3,158	—
Other Long Term Liabilities (4)	4,938	1,917	3,021	—	—
Total	$16,084	$4,827	$7,334	$3,923	—

(1)               We lease our manufacturing facilities in Lakewood, New Jersey under a non-cancelable operating lease expiring in 2007 and have the option to extend this lease for one additional renewal term of five years. In January 2000, we entered into a seven-year lease for our corporate headquarters in Mountain View, California, which expires in January 2007.

(2)               In November 2002, we entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. Our remaining commitment under this agreement is to purchase a minimum total of $3.1 million of product from 2005 through 2008.  We did not purchase any product from this supplier in the first half of 2005.

In January 2004, we entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. In 2004 we purchased $475,000 of product and in the first half of 2005 we purchased $240,000 of product.  We will be required to purchase a minimum total of $1.5 million of additional product from 2005 through 2006.

(3)               In the first quarter of 2004, we signed an agreement for a secured line of credit with Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil. The secured line of credit may be drawn upon quarterly and each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of 2%. There are no financial covenants associated with this secured line of credit. Under certain conditions, at the Company’s option, payments on this secured line of credit may be made, in whole or in part, in common stock. As of June 30, 2005 we have $4.1 million of available credit under this agreement.

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

During the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil which recently completed. Under the terms of our 2001 development, licensing and supply agreement with Tanabe we accrued an expense of $1.9 million for a licensing fee obligation to Tanabe during 2004. We intend to pay the entire obligation, with a future value of $2.0 million, in March 2006.

In February 2004, the Company entered into exclusive licensing agreements with Acrux Limited and a subsidiary of Acrux under which it has agreed to develop and commercialize testosterone-MDTS and Evamist in the United States for various female health applications.  Under the terms of this agreement, we have accrued an expense of $1.0 million through June 30, 2005 for the licensing fee related to Evamist which we paid in June 2005.

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

•                  changes in clinical trial protocols imposed by the FDA;

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

The FDA has recently provided guidance to us for approval of drugs for treating FSAD. The FDA requires co-primary endpoints that must include statistically significant increases in both the number of Satisfactory Sexual Events (SSEs) and improvement in the self-assessed level of sexual arousal using validated questionnaires. Due to this new guidance, we believe it is more appropriate to recategorize the current study for ALISTA from a Phase 3 trial to a Phase 2B trial. We believe this guidance does not alter our previously stated development plan for ALISTA, which calls for subsequent large scale confirmatory studies following completion of the current clinical trial.

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

Additionally, the FDA has recently provided guidance to us for approval of drugs for treating FSAD. The FDA requires co-primary endpoints that must include statistically significant increases in both the number of Satisfactory Sexual Events (SSEs) and improvement in the self-assessed level of sexual arousal using validated questionnaires. Due to this new guidance, we believe it is more appropriate to recategorize the current study for ALISTA from a Phase 3 trial to a Phase 2B trial. While we believe this guidance does not alter our previously stated development plan for ALISTA, which calls for subsequent large scale confirmatory studies following completion of the current clinical trial, it does highlight the FDA’s ongoing influence over our product candidates.

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

We are required to obtain FDA approval for any change in suppliers or service providers. For example, MUSE is supplied to the market with the MUSE applicator, containing the MUSE dosage, enclosed within a sealed foil pouch. The vendor that prints the MUSE label shown on the outside of the foil pouch has recently been acquired and the printing operations are relocating to a new facility.  The FDA must approve this change in vendor prior to our using foil pouches from this new vendor and facility. We project that our current inventory of labels will meet anticipated demand through October 2005. There can be no assurance that this new supplier will meet FDA requirements or that we will be able to identify and qualify additional sources for our primary product container labels before October 2005, if at all, which could have a material adverse effect on our business operations and results.

Additionally, our supplier that produces the MUSE laminated foil has announced they are closing their business. As described above, the laminated foil is used to make the sealed foil pouch which is used to make the MUSE primary product container. Before the supplier closes their business, this supplier has agreed to produce a bulk-quantity of foil that, at this time, is expected to be sufficient to support MUSE production through the end of 2006. However, we currently only have enough foil to support the anticipated production demand through October 2005. There can be no assurance that (1) our current foil vendor will produce the quantity of foil needed to support MUSE demand through the end of 2006, and (2) if produced, that there is a sufficient yield in the final quantity of foil with acceptable quality to support MUSE demand through 2006. If our current supplier produces the needed foil in a bulk-quantity the label printing will be done periodically during 2006. As a consequence, if there are unacceptable quality issues with the bulk foil, they may not be discovered until sometime in 2006. If such foil quality issues do occur, we may be unable to meet MUSE demand during 2006.

We have begun the process of identifying a new vendor for the MUSE laminated foil. However, as this laminated foil is used to make the MUSE primary product container, there are significant qualifications and regulatory approvals that must be obtained prior to using the new foil to meet MUSE demand. These include but are not limited to vendor qualification, foil material qualification, MUSE product suitability studies, electron beam irradiation suitability, FDA approval, and European Medicines and Healthcare products Regulatory Agency approval. There can be no assurance that these qualifications and approvals will be successfully obtained, or that they will be obtained within the time needed to support MUSE demand before the supply of foil from our current vendor is exhausted.

The failure to receive adequate supplies of foil, the failure to receive appropriate regulatory approvals for the change in materials and vendors and any unforeseen quality or production issues due to the use of the new materials or vendors could have a material adverse effect on our business, financial condition and results of operations.

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

The healthcare industry is undergoing fundamental changes that are the result of political, economic and regulatory influences. The levels of revenue and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce healthcare costs through various means. Reforms that have been and may be considered include mandated basic healthcare benefits, controls on healthcare spending through limitations on the increase in private health insurance premiums and the types of drugs eligible for reimbursement and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes to the healthcare delivery system. Due to uncertainties regarding the outcome of healthcare reform initiatives and their enactment and implementation, we cannot predict which, if any, of the reform proposals will be adopted or the effect such adoption may have on us. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of government healthcare or third party reimbursement programs will not have a material adverse effect on us. Healthcare reform is also under consideration in some other countries.

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

We have an accumulated deficit of $140.0 million as of June 30, 2005 and expect to continue to incur substantial operating losses for the foreseeable future.

We have generated a cumulative net loss of $140.0 million for the period from our inception through June 30, 2005 and we anticipate losses for the next several years due to increased investment in our research and development programs and limited revenues. There can be no assurance that we will be able to achieve profitability or that we will be successful in the future.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Factors contributing to these fluctuations include, among other items, the timing and enrollment rates of clinical trials for our drug candidates, the timing of significant purchases of MUSE by distributors, and our need for clinical supplies. Thus, quarter-to-quarter comparisons of our operating results are not indicative of what we might expect in the future. As a result, in some future quarters our operating results may not meet the expectations of securities analysts and investors, which could result in a decline in the price of our stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At June 30, 2005, we had drawn $4.4 million of the $8.5 million secured line of credit with Tanabe. Each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of two percent. We, however, are exposed to changes in interest rates on our investments in cash equivalents and available-for-sale securities. A significant portion of all of our investments in cash equivalents and available-for-sale securities are in money market funds that hold short-term investment grade commercial paper, treasury bills or other United States government obligations. Currently, this reduces our exposure to long-term interest rate changes.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of VIVUS, Inc. was held on June 15, 2005 at our principal executive office.  Matters voted on at that meeting were (i) the election of six (6) directors, and (ii) the confirmation of the appointment of KPMG LLP as the Company’s independent auditor for the year ending December 31, 2005.

Proposal I.  Election of Directors

Tabulations for each individual director were as follows:

DIRECTOR	FOR	WITHHELD
Virgil A. Place, MD	35,199,910	5,316,497
Leland F. Wilson	34,943,036	5,573,371
Mark B. Logan	39,818,393	698,014
Mario Rosati	39,901,292	615,115
Linda M. Dairiki Shortliffe, MD	34,920,474	5,595,933
Graham Strachan	40,013,034	503,373

Proposal II. Confirmation of the appointment of KPMG LLP as the Company’s independent auditor for the year ending December 31, 2005

Tabulations for the confirmation of the appointment of KPMG LLP as the Company’s independent auditor for the year ending December 31, 2005 were as follows:

FOR	AGAINST	WITHHELD
40,367,079	69,627	79,701

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

3 .2	(2)	Amended and Restated Certificate of Incorporation of the Company

3 .3	(1)	Bylaws of the Registrant, as amended

3 .4	(3)	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock

4 .1	(2)	Specimen Common Stock Certificate of the Registrant

4 .5	(3)

Second Amended and Restated Preferred Shares Rights Agreement, dated as of April 15, 1997 by and between the Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

31 .1		Certification of Chief Executive Officer, dated August 4, 2005, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31 .2		Certification of Chief Financial Officer, dated August 4, 2005, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: August 4, 2005	.	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Vice President, Finance and Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
President and Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

3.2	(1)	Amended and Restated Certificate of Incorporation of the Company

3.3	(2)	Bylaws of the Registrant, as amended

3.4	(3)	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock

4.1	(1)	Specimen Common Stock Certificate of the Registrant

4.5	(3)

Second Amended and Restated Preferred Shares Rights Agreement, dated as of April 15, 1997 by and between the Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

31.1		Certification of Chief Executive Officer, dated August 4, 2005, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated August 4, 2005, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)              Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(2)              Incorporated by reference to the same numbered exhibit filed with the Registrant’s Form 8-B filed with the Commission on June 25, 1996.

(3)              Incorporated by reference to exhibit 99.1 filed with Registrant’s Amendment Number 2 to the Registration Statement of Form    8-A (File No. 0-23490) filed with the Commission on April 23, 1997.