Form 10-Q
period 2005-09-30
VIVUS INC
filed 2005-11-04
CIK 881524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company  (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐  No  ☒

At October 25, 2005, 44,526,551 shares of common stock were outstanding.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	SEPTEMBER 30 2005	DECEMBER 31 2004*
	(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$15,725	$8,304
Available-for-sale securities	17,725	16,739
Accounts receivable, net of allowance for doubtful accounts of $137 and $104 at September 30, 2005 and December 31, 2004, respectively	1,822	9,544
Inventories, net	5,126	3,855
Prepaid expenses and other assets	1,576	1,459
Total current assets	41,974	39,901
Property and equipment, net	5,348	6,394
Restricted cash	3,324	3,324
Available-for-sale securities, non-current	—	4,770
Total assets	$50,646	$54,389
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,476	$3,120
Product returns	2,567	3,211
Accrued research and clinical expenses	2,779	1,192
Accrued licensing fees	1,945	972
Accrued chargeback reserve	856	1,626
Accrued employee compensation and benefits	1,107	1,442
Income taxes payable	1,214	1,214
Accrued and other liabilities	1,443	1,658
Total current liabilities	14,387	14,435

Notes payable	4,929	3,239
Accrued restructuring reserve	3,021	3,021
Deferred revenue	988	1,110
Accrued licensing fees	—	1,862
Total liabilities	23,325	23,667

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock; $.001 par value; 200,000 shares authorized; 44,527 shares issued and outstanding at September 30, 2005 and 38,127 at December 31, 2004	44	38
Additional paid-in capital	173,306	153,275
Accumulated other comprehensive loss	(39)	(48)
Accumulated deficit	(145,990)	(122,543)
Total stockholders’ equity	27,321	30,722
Total liabilities and stockholders’ equity	$50,646	$54,389

* Derived from audited consolidated financial statements filed in the Company’s 2004 Annual Report on Form 10K.

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30 2005	SEPTEMBER 30 2004	SEPTEMBER 30 2005	SEPTEMBER 30 2004
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenue:
United States product, net	$2,538	$3,665	$4,255	$6,697
International product	688	629	1,235	2,666
Other revenue	41	37	122	112
Total revenue	3,267	4,331	5,612	9,475
Operating expenses:
Cost of goods sold and manufacturing	2,477	2,634	6,616	7,238
Research and development	4,154	3,856	14,080	14,629
Selling, general and administrative	2,826	2,863	8,941	8,685
Total operating expenses	9,457	9,353	29,637	30,552

Loss from operations	(6,190)	(5,022)	(24,025)	(21,077)

Interest and other income (expense):
Interest income, net	246	107	638	380
Other income (expense)	(14)	(2)	(37)	6
	232	105	601	386
Loss before provision for income taxes	(5,958)	(4,917)	(23,424)	(20,691)
Provision for income taxes	(2)	—	(23)	(5)
Net loss	$(5,960)	$(4,917)	$(23,447)	$(20,696)
Other comprehensive loss:
Unrealized gain (loss) on securities	6	23	8	(84)
Comprehensive loss	$(5,954)	$(4,894)	$(23,439)	$(20,780)

Net loss per share:
Basic and diluted	$(0.13)	$(0.13)	$(0.55)	$(0.54)
Shares used in per share computation:
Basic and diluted	44,526	38,048	42,824	37,986

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30
	2005	2004
	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(23,447)	$(20,696)
Adjustments to reconcile net loss to net cash used for operating activities:
Provision for doubtful accounts	33	299
Depreciation	1,108	1,459
Stock compensation costs	32	30
(Gain) loss on disposal of property and equipment	24	(1)
Changes in assets and liabilities:
Accounts receivable	7,689	(729)
Inventories	(1,271)	(207)
Prepaid expenses and other assets	(117)	(599)
Accounts payable	(644)	(434)
Product returns	(644)	112
Accrued research, clinical and licensing fees	698	3,611
Accrued chargeback reserve	(770)	(61)
Accrued employee compensation and benefits	(335)	23
Accrued and other liabilities	(337)	87
Net cash used for operating activities	(17,981)	(17,106)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(95)	(102)
Proceeds from sale of property and equipment	—	1
Investment purchases	(36,335)	(19,473)
Proceeds from sale/maturity of securities	40,137	26,481
Net cash provided by investing activities	3,707	6,907

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under note agreements	1,690	2,205
Exercise of common stock options	301	699
Sale of common stock through employee stock purchase plan	120	158
Proceeds from issuance of common stock	19,584	—
Net cash provided by financing activities	21,695	3,062

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,421	(7,137)
CASH AND CASH EQUIVALENTS:
Beginning of period	8,304	13,097
End of period	$15,725	$5,960

NON-CASH INVESTING ACTIVITIES:
Unrealized gain (loss) on securities	$8	$(84)

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Income taxes paid	$12	$13

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulations S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004, as filed on March 16, 2005 with the Securities and Exchange Commission. The accompanying balance sheet has been derived from the audited financial statements at that date.  The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to the Company’s 2004 consolidated financial statements to conform to current period presentations.

2. STOCK-BASED COMPENSATION

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of the grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards FAS No. 123, Accounting for Stock-Based Compensation, establishes accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by FAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of FAS No. 123. The following table illustrates the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards during the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30 2005	September 30 2004	September 30 2005	September 30 2004
Net loss, as reported	$(5,960)	$(4,917)	$(23,447)	$(20,696)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(446)	(415)	(1,285)	(1,302)
Pro forma net loss	$(6,406)	$(5,332)	$(24,732)	$(21,998)
Pro forma net loss per share:
Basic and diluted	$(0.14)	$(0.14)	$(0.58)	$(0.58)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the third quarter of 2005 and 2004: no dividend yield, expected volatility of 57% and 63%, respectively, risk-free interest rates of 4% and between 1% to 5%, respectively, and an expected life of 5 years for both periods.

Effective February 28, 2005, the vesting of the 359,682 outstanding stock options granted to employees on January 21, 2002, of which 82,479 were unvested options, was accelerated. The options were originally scheduled to vest during the period from January 2002 to January 2012. On the accelerated vesting date, the per share market value of VIVUS stock of $3.98 was less than the strike price of the options, which was $8.08 per share.  When considering this action, the Compensation Committee took into account that accelerating the vesting of these out-of-the money options prior to when the Company expected to adopt FAS 123R, would further reduce the amount of compensation expense that the Company would be required to record in 2006 and beyond as a result of the previously granted equity incentive awards.  In addition, by accelerating these options before the implementation of FAS 123R, the expenses associated with the implementation of FAS 123R will be lower in future periods.  The acceleration of these out-of-the money options will not cause any additional compensation expense in 2005.  Under FAS 123R, the compensation expense associated with these out-of-the-money options would have been significant.

3. CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. All cash equivalents are in money market funds and commercial paper. The fair value of the funds approximated cost.

4. INVENTORIES

Inventories are recorded net of reserves of $3.9 million as of September 30, 2005 and December 31, 2004. Inventory balances, net of reserves, consist of (in thousands):

	SEPTEMBER 30, 2005	DECEMBER 31, 2004

Raw materials	$3,056	$3,260
Work in process	77	22
Finished goods	1,993	573
Inventory, net	$5,126	$3,855

As noted above, the Company has recorded significant reserves against the carrying value of its inventory of raw material and certain component parts. The reserves relate primarily to inventory that the Company previously estimated would not be used. Some portion of the fully reserved inventory has been used in production. The Company used $67,000 and $814,000 of its fully reserved inventory during the first nine months of 2005 and 2004, respectively.  The fully reserved inventory is charged to cost of goods sold at a zero basis when used, which has a favorable impact on gross profit.  In the fourth quarter of 2004, the Company determined that it would likely not use the fully reserved raw materials inventory in future production.  In the first quarter of 2005, the Company determined that it likely would continue to use some portion of the fully reserved component parts in production.  The original cost of the fully reserved inventory related to component parts is $968,000 as of the end of the first nine months of 2005.

5. NOTES PAYABLE

In the first quarter of 2004, the Company signed an agreement for a secured line of credit with Tanabe Holding America, Inc., a subsidiary of Tanabe Seiyaku Co., Ltd., or Tanabe, allowing it to borrow up to $8.5 million to be used for the development of avanafil (formerly TA-1790), an erectile dysfunction compound that has completed Phase 2 clinical trials. The secured line of credit may be drawn upon quarterly and each quarterly borrowing has a 48-month term and bears interest at the annual rate of 2%. There are no financial covenants associated with this secured line of credit. Under certain conditions, at the Company’s option, payments on this secured line of credit may be made, in whole or in part, in common stock. As of September 30, 2005, we had long-term notes payable to Tanabe of $4.9 million, and $3.6 million of available credit under this agreement. All the assets of the Company serve as collateral for this line of credit.

The amount of each quarterly borrowing and its due date are (in thousands):

Date of Note	Amount of Note	Due Date
March 31, 2004	$315	March 31, 2008
June 30, 2004	883	June 30, 2008
September 30, 2004	1,007	September 30, 2008
December 31, 2004	1,034	December 31, 2008
March 31, 2005	700	March 31, 2009
June 30, 2005	417	June 30, 2009
September 30, 2005	573	September 30, 2009
Total	$4,929

6. AGREEMENTS

During the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil, our oral PDE5 inhibitor product candidate for the treatment of erectile dysfunction. Under the terms of our 2001 development agreement, we have accrued through September 30, 2005, a $1.9 million license fee obligation to Tanabe. We intend to pay this license fee, with a future value of $2.0 million, in March 2006. We expect to make other substantial payments to Tanabe in accordance with our agreements with them. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales.

In February 2004, the Company entered into exclusive licensing agreements with Acrux Limited and a subsidiary of Acrux under which it has agreed to develop and commercialize Testosterone MDTS® (metered-dose transdermal spray) and Evamist™ in the United States for various female health applications. Under the terms of the agreements, the Company agreed to pay to Acrux combined licensing fees of $3.0 million over the 17 month period beginning in February 2004, up to $4.3 million for the achievement of certain clinical development milestones, up to $6.0 million for achieving product approval milestones, and royalties on net sales in the United States upon commercialization of each product. The Company expensed $375,000 and $2.9 million of milestone and licensing fees under the terms of the agreements in the first nine months of 2005 and 2004, respectively.  The Company paid $1.0 million of these licensing fees in June 2005.

International sales are transacted through distributors.  The distribution agreements include certain milestone payments from the distributors to the Company upon achieving established sales thresholds.

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

The restructuring reserve at September 30, 2005 was $3.0 million, the same as at December 31, 2004.

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

8. NET LOSS PER SHARE

Net loss per share is calculated in accordance with FAS No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share, or EPS. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options. Potentially dilutive options outstanding of 256,301 and 349,820 at September 30, 2005 and 2004, respectively, are excluded from the computation of diluted EPS for the third quarter of 2005 and 2004 because the effect would have been anti-dilutive.  Potentially dilutive options outstanding of 174,433 and 675,219 at September 30, 2005 and 2004, respectively, are excluded from the computation of diluted EPS for the first nine months of 2005 and 2004 because the effect would have been anti-dilutive.

9. COMMITMENTS AND CONTINGENCIES

We lease our manufacturing facilities in Lakewood, New Jersey under a non-cancelable operating lease expiring in 2007 and have the option to extend this lease for one additional renewal term of five years. In January 2000, we entered into a seven-year lease for our corporate headquarters in Mountain View, California, which expires in January 2007.

In November 2002, we entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. In 2004, we purchased $762,000 of product and are committed to purchase a minimum total of $3.1 million of product from 2005 through 2008.  There were no purchases made from this supplier in the first nine months of 2005.

In January 2004, we entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. In 2004, we purchased $475,000 of product from this supplier and in the first nine months of 2005 we purchased $240,000 of product.  We will be required to purchase a minimum total of $1.5 million of additional product from 2005 through 2006.

From time to time, the Company may become involved in claims and other legal matters arising in the ordinary course of business.  Management is not currently aware of any matters that will have a material adverse affect on the financial position, results of operations or cash flows of the Company.

10. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the first nine months of 2005 and 2004, sales to significant customers as a percentage of total revenues were as follows:

	2005	2004
Customer A	44%	38%
Customer B	10%	17%
Customer C	17%	16%
Customer D	16%	21%

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

On February 22, 2005, the Company filed a prospectus supplement with the Securities and Exchange Commission relating to an underwritten public offering of 7,500,000 shares of common stock under the existing shelf Registration Statement (File Number
333-12159) and supplement thereto. On March 15, 2005, we sold 6,250,000 shares of our common stock at a price of $3.40 per share, providing us with net proceeds of $19.6 million.

13.         RELATED PARTY TRANSACTIONS

Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as our outside corporate counsel since our formation and has received compensation at normal commercial rates for these services. In the first nine months of 2005 and 2004, we paid $324,000 and $247,000, respectively, to Wilson Sonsini Goodrich & Rosati.

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter and nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

VIVUS, Inc. is a specialty pharmaceutical company focused on the research, development and commercialization of products to restore sexual function in women and men. Our product pipeline includes four clinical stage product candidates, each of which targets an estimated existing or potential market in excess of $1 billion annually. Evamist™, currently in Phase 3 development, is our product candidate to alleviate symptoms associated with menopause. Avanafil, which recently completed Phase 2 trials, is our phosphodiesterase type 5, or PDE5, inhibitor product candidate for the treatment of erectile dysfunction. ALISTA™, currently in Phase 2B trials, is our product candidate for the treatment of female sexual arousal disorder. Testosterone MDTS®, which recently completed a positive Phase 2 trial, is our product candidate to treat hypoactive sexual desire disorder.

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

Third Quarter 2005 Update

Our Product Pipeline

We currently have four research and development programs targeting female and male sexual health:

Product	Indication	Status	Patent Expiry and Number
Evamist (Estradiol-MDTS)	Menopausal symptoms	Phase 3 ongoing	2017 (US 6,818,226)
Avanafil (PDE5 inhibitor)	Erectile dysfunction (ED)	Phase 2 completed	2020 (US 6,656,935)
ALISTA (topical alprostadil)	Female sexual arousal disorder (FSAD)	Phase 2B ongoing	2017 (US 5,877,216)
Testosterone MDTS	Hypoactive sexual desire disorder (HSDD)	Phase 2 completed	2017 (US 6,818,226)

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

Evamist

Menopausal Vasomotor Symptoms

Vasomotor symptoms such as hot flashes and vaginal atrophy are reported to be among the most common medical complaints of women going through menopause. Each year an estimated 1.5 million women in the United States enter menopause. As many as 75% of menopausal women experience vasomotor symptoms at some time during menopause, although the frequency and severity vary. The cause of vasomotor symptoms is related to a decrease in estrogen production by the ovaries that accompanies menopause. As a result, temperature regulation is altered, resulting in increased vasodilation of skin blood vessels and feelings of hot flashes and sweating. Estrogen and estradiol products are generally considered to be highly effective treatments for menopausal vasomotor symptoms. Sales of estrogen products in the United States in 2004 were estimated to be $1.4 billion.

Premarin®, an oral preparation of conjugated estrogens, is the most widely prescribed estrogen therapy in the United States. In 2004, a long-term, large-scale study that evaluated the effects of Premarin was terminated by the National Institutes of Health. This study, called the Women’s Health Initiative, demonstrated an increase in the number of strokes and deep vein thromboses in women receiving Premarin as compared to placebo. This finding may be explained by previously published studies, which showed that when given orally, conjugated equine estrogens are associated with potentially deleterious changes in triglycerides, inflammatory mediators, and certain clotting factors. We believe that these changes may be the result of the liver’s metabolism of oral conjugated equine estrogens.

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

Our Clinical Candidate

Evamist is our patented estradiol spray being developed for the treatment of vasomotor symptoms associated with menopause. Evamist uses our proprietary, metered-dose transdermal spray, or MDTS, applicator that delivers a precise amount of estradiol to the skin. We believe that the MDTS technology has significant advantages over patches and gels. The applied dose dries in approximately 30 to 60 seconds. It is not messy. It is easy to apply and becomes invisible. Acrux’ studies have demonstrated that the Estradiol MDTS system delivers sustained levels of estradiol in women over a 24-hour period.

Clinical Status

In December 2004, we initiated our Phase 3 study of Evamist in the United States to evaluate its safety and efficacy in menopausal women suffering from vasomotor symptoms. We received a Special Protocol Assessment from the FDA, which is an official agreement that documents the agreed upon terms and conditions under which we will conduct and analyze the data from our Phase 3 trial. The primary endpoint is to assess the decrease in the frequency and severity of hot flashes. In September 2005, we completed enrollment for this trial.  Assuming favorable study results, we anticipate submitting the NDA for Evamist mid year 2006.

ALISTA

Female Sexual Arousal Disorder

FSAD, the persistent or recurrent inability to attain or maintain sufficient sexual excitement resulting in personal distress, has been reported to occur in 20 to 25% of women suffering from FSD. Sexual arousal in females involves vasodilation, or increased genital blood flow, which results in increased clitoral sensation and vaginal lubrication. Reduced vasodilation and lubrication resulting from atherosclerosis, diabetes and advancing age as well as surgeries such as hysterectomies can deleteriously affect a woman’s ability to become sexually aroused.

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

The active ingredient in ALISTA, alprostadil, is a synthetic version of a naturally occurring molecule found in humans. Alprostadil has been approved by the FDA for other indications, including erectile dysfunction in men. We believe the combination of alprostadil’s ability to achieve vasodilation in genital tissues, its long-standing safety record, and short half-life makes it an ideal agent for the treatment of FSAD.

Clinical Status

We have completed three double-blind, randomized, placebo-controlled Phase 2 studies of ALISTA, all of which demonstrated statistically significant increases in arousal and/or satisfying sexual encounters in pre- and post-menopausal women with FSAD. One of these studies was a double-blind, placebo-controlled, crossover-design trial to evaluate the response to ALISTA administered at home by 51 women. The study showed that 64 percent of ALISTA doses resulted in Satisfactory Sexual Events (SSEs) and the use of ALISTA also resulted in significant improvement in orgasm. This was the first trial that evaluated the use of ALISTA in premenopausal women in the home setting. No serious adverse events were reported during this study.

We initiated a clinical trial of ALISTA in 2004 in post-menopausal women with FSAD. Recruitment of patients and enrollment continues in this trial. To date, we have enrolled more than half of our target number of patients. We intend to continue to enroll patients in this trial throughout the remainder of 2005. The FDA has recently provided guidance to us for approval of drugs for treating FSAD.  The FDA requires co-primary endpoints that must include statistically significant increases in both the number of SSEs and improvement in the self-assessed level of sexual arousal using validated questionnaires.  Due to this new guidance, we believe it is more appropriate to categorize the current study as a Phase 2B trial. We believe this guidance does not alter our previously stated development plan for ALISTA, which continues to call for subsequent large scale confirmatory studies following completion of the current clinical trial.

Testosterone MDTS

Hypoactive Sexual Desire Disorder

Hypoactive sexual desire disorder, the persistent or recurrent lack of interest in sexual activity resulting in personal distress, is reported to be the most common type of female sexual dysfunction, affecting as many as 30% of women in the United States. Several studies over the last several decades have suggested that testosterone plays an important role in female sexual desire. As a woman ages, there is a decline in testosterone production. The administration of testosterone has been associated with an increase in sexual desire in both pre- and post-menopausal women. In addition to the gradual decline in testosterone that accompanies aging and natural menopause, the surgical removal of a woman’s ovaries rapidly results in a decrease of approximately one half of the woman’s testosterone production capability. Hence, HSDD can occur much faster, and at a younger age, in women who have undergone this type of surgically induced menopause. Furthermore, HSDD has been observed in pre-menopausal women with naturally occurring low levels of testosterone.

There are no FDA-approved medical treatments for HSDD.

Double-blind, multicenter, placebo-controlled clinical trials conducted by The Procter & Gamble Company to assess the effects of a twice-weekly testosterone patch demonstrated a statistically significant increase in the number of satisfying sexual events in surgically induced menopausal women. In addition, an independent clinical study demonstrated that transdermally applied testosterone has the ability to improve sexual desire in pre-menopausal women with HSDD.

Our Clinical Candidate

Testosterone MDTS is our patent protected, transdermal product for the treatment of HSDD in women. The active ingredient in Testosterone MDTS is the synthetic version of the testosterone that is present naturally in women and men.

Testosterone MDTS utilizes a proprietary, metered-dose transdermal spray, or MDTS, applicator that delivers a precise amount of testosterone to the skin. We licensed the U.S. rights for this product from Acrux Limited in 2004. The metered spray enables patients to apply a precise dose of testosterone for transdermal delivery. The applied dose dries in approximately 30 to 60 seconds and becomes invisible. Acrux’ studies have demonstrated that the Testosterone MDTS system delivers sustained levels of testosterone in women over a 24-hour period, achieves efficacy in increasing the number of satisfying sexual events, and results in substantially lower rates of application site skin irritation than reported in women using testosterone patches.

We believe that our Testosterone MDTS product has significant advantages over patches and other transdermal gels that are being developed for this indication. The Testosterone MDTS spray allows for discreet application, unlike patches that are visible and topical gels that are messy. We believe that the patented MDTS delivery technology will prevent others from commercializing competitive therapies utilizing a spray delivery technology.

Clinical Status

In February 2005, we announced along with Acrux, positive Phase 2 results for Testosterone MDTS, which showed a statistically significant improvement in the number of satisfying sexual events in pre-menopausal patients with hypoactive sexual desire disorder.

Earlier clinical trials to assess the MDTS technology were conducted by Acrux. These studies demonstrated that application of Testosterone MDTS to the skin resulted in absorption of predictable amounts of testosterone. The amount absorbed was comparable to that absorbed on a daily basis from the Procter and Gamble transdermal testosterone patch that was shown in Phase 3 trials to improve sexual desire in women with HSDD.

In September 2005, we met with the FDA to share results from our Phase 2 clinical study and to discuss the Phase 3 study requirements for obtaining approval for this indication.  Although final Phase 3 protocols have not been agreed upon, the FDA provided guidance to us on the size of and endpoints for the Phase 3 program.  Based on the meeting and the discussions with the FDA, we intend to complete the design of the Phase 3 safety and efficacy studies for the use of Testosterone MDTS to treat HSDD over the next several months.

Male Sexual Health

Erectile dysfunction (ED), or the inability to attain or maintain an erection sufficient for intercourse, was reported by 35% of men between the ages of 40 to 70 in the United States, according to an independent study, with the incidence increasing with age. ED, frequently associated with vascular problems, is particularly common in men with diabetes and in those who have had a radical prostatectomy for prostate cancer. PDE5 inhibitors such as sildenafil (Viagra®), vardenafil (Levitra®) and tadalafil (Cialis®), which inhibit the breakdown of cyclic guanosine monophosphate, have been shown to be effective treatments for ED.

The worldwide sales in 2004 of PDE5 inhibitor products for ED were in excess of $2.4 billion, including approximately $1.7 billion in sales of Viagra, approximately $550 million in sales of Cialis and approximately $150 million in sales of Levitra. Based on the aging baby boomer population and the desire to maintain an active sexual lifestyle, we believe the market for PDE5 inhibitors will continue to grow.

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

•                  has a shorter plasma half-life than currently approved PDE5 inhibitors; and

•                  is fast-acting.

While PDE5 inhibitors currently on the market are often effective in treating ED, newer drugs that possess better specificity for the PDE5 enzyme may be safer. In addition to PDE5, there are at least ten other types of PDE enzymes in the human body. Drugs that inhibit more than one of these enzymes can potentially cause significant adverse effects, depending on the enzymes that are affected. In an in vitro study conducted by Tanabe comparing the activity of avanafil, sildenafil, tadalafil and vardenafil against all 11 of the known PDE enzymes, Tanabe found that avanafil demonstrated the best specificity for PDE5, with little activity against the other enzymes.

Avanafil possesses a shorter plasma half-life than other PDE5 inhibitors currently on the market. The plasma half-life of a drug is the amount of time required for 50% of the drug to be removed from the bloodstream. In general, the shorter the half-life, the less potential there is for the drug to interact with other drugs that may also be in the bloodstream. All approved PDE5 inhibitors are required by the FDA to include warnings against taking nitrates after administration. For example, Cialis’s label warns patients not to take nitrates within 48 hours of administration. Approximately 5.5 million men take nitrates on a regular basis for angina pectoris and another half million annually will experience a heart attack and are potential candidates for emergency nitrate therapy. Sildenafil and vardenafil possess plasma half-lives of approximately four hours, and tadalafil has an extended half-life of 17 to 18 hours. The plasma half-life of avanafil, however, is approximately 90 minutes, which means that it is removed from the bloodstream faster than the other currently available PDE5 inhibitors. We believe avanafil’s short half-life, high specificity and fast onset of action are ideal characteristics for an on-demand treatment for ED.

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

In May 2005, we released the results from an open-label, pharmacokinetic study designed to evaluate the feasibility of allowing avanafil to be taken twice in a 24-hour period. This study compared blood levels of avanafil in healthy volunteer subjects after taking a single dose of avanafil and after taking avanafil every 12 hours for seven days. The results showed no significant plasma accumulation of avanafil after the twice-a-day treatment regimen when compared to the single dose.

In April 2005, the results of a clinical pharmacology study conducted to evaluate the hemodynamic responses (blood pressure and heart rate) to glyceryl trinitrate (GTN) in subjects pretreated with placebo, avanafil, and sildenafil citrate (Viagra) were announced. Results revealed that avanafil had less impact on blood pressure and heart rate than Viagra.

We have conducted a number of other clinical trials with avanafil, including pharmacokinetic and in-clinic studies as well as at-home efficacy trials in men with ED.  An at-home double-blind, randomized, Phase 2 crossover study compared the onset of action and efficacy of avanafil with that of Pfizer’s sildenafil (Viagra).  A total of 51 men with ED were randomized for this study, and data from 43 of the subjects who reported on the use of at least four doses of avanafil and four doses of sildenafil were analyzed.

During the avanafil portion of the study, treatment was successful in providing an erection enabling vaginal penetration on 79% of sexual attempts, while during the sildenafil dosing part of the study 85% of the attempts resulted in an erection enabling vaginal penetration; the differences between the two groups were not statistically significant.  Successful attempts occurred, on average, within 20 minutes of dosing in both arms of this study.

An End-of-Phase 2 meeting with the FDA for avanafil took place in November 2005. We discussed the Phase 2 results and the proposed protocol for the Phase 3 trials. Based on this meeting, we will proceed with finalizing the Phase 3 protocol and it is our intention to request a Special Protocol Assessment from the FDA prior to the initiation of the pivotal Phase 3 trials.

Our Marketed Product

MUSE

In 1997, we commercially launched MUSE in the United States. MUSE was the first minimally invasive therapy for erectile dysfunction approved by the FDA. With MUSE, an erection is typically produced within 15 minutes of administration and lasts approximately 30 to 60 minutes. Alprostadil is the active pharmacologic agent used in MUSE. Alprostadil is the generic name for the synthetic version of prostaglandin E1, a naturally-occurring vasodilator present in the human body and at high levels in seminal fluid.

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

In May 2005, results were reported from a study, conducted by the Cleveland Clinic which focused on an individual’s ability to restore sexual function following radical prostatectomy, a common treatment for prostate cancer. The study showed that 74 % of patients who completed six months of MUSE treatment were able to resume sexual activity and 39% were able to achieve natural erections sufficient for intercourse without the use of erectogenic agents.

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

We record reserves for anticipated returns of expired or damaged product in the United States.  We follow this method since reasonably dependable estimates of product returns can be made based on historical experience.  Revisions in returns estimates are charged to income in the period in which the facts that give rise to the revision become known.  There is no right-of-return on product sold internationally subsequent to shipment; thus, no returns reserve is needed.

In estimating government chargeback reserves, we analyze actual chargeback amounts and apply historical chargeback rates to estimates of the quantity of units sold subject to chargebacks. In estimating Medicaid and other rebates, the historical rebate percentage is used to estimate future rebates.

For qualified customers, we grant payment terms of 2%, net 30 days.  Allowances for cash discounts are estimated based upon the amount of trade accounts receivable subject to the cash discounts.

We routinely assess our experience with product returns, cash discounts, Medicaid and other rebates and government chargebacks and adjust the reserves accordingly. For example, in the quarter ended June 30, 2005, we reduced our product returns reserve by $245,000 based on a decrease in historical returns experience. If actual product returns, government chargebacks, Medicaid rebates, rebate and cash discounts are greater than our estimates, additional reserves may be required.

Recent Accounting Pronouncements

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We do not believe that the adoption of EITF 05-6 will have a significant effect on our consolidated financial statements.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” Interpretation No. 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. Interpretation No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Interpretation No. 47 is effective no later than the end of the fiscal year ending after December 15, 2005 (as of year-end December 31, 2005 for VIVUS, Inc.). Retrospective application for interim financial information is permitted but not required. We do not expect adoption of FIN 47 to have a material effect on our results of operations or financial position.

In December 2004, the FASB issued revised statement No. 123 (FAS 123R), which requires companies to expense the estimated fair value of employee stock options and similar awards. In April 2005, the SEC announced the adoption of a new rule that amended the compliance dates for FAS 123R.  The accounting provisions of FAS 123R will now be effective for the first quarter of fiscal 2006. We will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Further compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our consolidated financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 and 2004

For the three months ended September 30, 2005, we reported a net loss of $6.0 million, or $0.13 net loss per share, as compared to a net loss of $4.9 million, or $0.13 net loss per share, during the same period in 2004. The net loss was higher than the same period last year primarily due to increased research and development expenses in the third quarter of 2005, compared with the same quarter of 2004 and due to lower revenues in the third quarter 2005, compared with 2004.

We anticipate continued losses over the next several years because we expect MUSE sales to continue to decline, and we plan to continue to invest in clinical development of our current research and development product candidates to bring those potential products to market.

Revenue

	(In thousands, except percentages) Three Months Ended September 30,		Increase/	%
	2005	2004	(Decrease)	Change
United States product, net	$2,538	$3,665	$(1,127)	(31)%
International product	688	629	59	9%
Other revenue	41	37	4	11%
Total revenues	$3,267	$4,331	$(1,064)	(25)%

Product revenue in the United States for the quarter ended September 30, 2005 was $2.5 million, compared to $3.7 million for the quarter ended September 30, 2004. International product revenue was $688,000 for the quarter ended September 30, 2005, compared to $629,000 in the same period last year.

Revenues from the sales of MUSE domestically in the third quarter of 2005 compared to 2004 were lower due to several factors.  In the fourth quarter of 2004, we estimate purchases made by our domestic wholesale partners represented approximately 6-7 months of demand, as measured by independent third party prescription data. The high level of purchases in the fourth quarter of 2004 was expected to lead to lower U.S. product revenues in 2005. Retail demand for MUSE, as measured by independent third party prescription data, continued to decline. In the third quarter of 2005, our domestic wholesale partners also continued to deplete their inventory of MUSE. As a result, revenues from shipments of MUSE were lower than the same period last year. The decline in the demand for MUSE and the destocking of MUSE from wholesale partners accounted for the decrease in revenue from the sale of MUSE domestically in the third quarter of 2005 as compared to the third quarter of 2004.  If our domestic wholesale partners repeat their buying pattern from the fourth quarter of 2004, revenue from the sales of MUSE would increase in the fourth quarter of 2005.

The change in international product revenues is primarily due to the timing of MUSE shipments to our international distribution partners in the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004.

Cost of goods sold and manufacturing.

	(In thousands, except percentages) Three Months Ended September 30,			%
	2005	2004	(Decrease)	Change

Cost of goods sold and manufacturing	$2,477	$2,634	$(157)	(6)%

Cost of goods sold and manufacturing (“cost of goods sold”) in the third quarter of 2005 decreased $157,000, or 6%, to $2.5 million, as compared to $2.6 million for the third quarter of 2004. Cost of goods sold decreased because of lower sales in the quarter ended September 30, 2005, as compared to the same period in 2004. However, we expensed approximately $1.6 million of manufacturing overhead costs in the third quarter of 2005, as compared to $1.5 million during the same period in 2004 as period costs because of excess manufacturing capacity at our New Jersey facility. This accounting treatment is based on the determination made during the 1998 restructuring that the manufacturing capacity of the New Jersey plant far exceeds the level of production required to meet estimated future market demand.

Additionally, in accordance with GAAP, in 1998 we reduced the carrying cost of alprostadil, the active ingredient in MUSE, and its component parts to zero due to excess quantities on hand at that time.  Although the cost basis for alprostadil was reduced to zero, we continued to use this active ingredient as allowed by the FDA in the production of MUSE in 2004. By utilizing the inventory that had previously been written down to zero, we lowered our cost of sales for the three months ended September 30, 2004 by $279,000. In the fourth quarter of 2004, we determined that we would likely not use the fully reserved raw materials inventory in future production.  In the third quarter of 2005, we used component parts of this fully reserved inventory, resulting in a favorable impact on our cost of goods sold of $27,000. We expect cost of goods sold to increase in 2005, as we are no longer using the fully reserved raw materials in production, although we do plan to continue to use certain of the fully reserved component parts in production.

Research and development.

	(In thousands, except percentages) Three Months Ended September 30,			%
	2005	2004	Increase	Change

Research and development	$4,154	$3,856	$298	8%

Research and development expenses for the third quarter of 2005 were $4.2 million, as compared to $3.9 million for the three months ended September 30, 2004. Increased clinical trial and project activity for Evamist resulted in increased spending for this project of $1.5 million during the third quarter of 2005, as compared to the same period last year. This increase was offset by a reduction of $1.2 million in avanafil project expenses and other related clinical trial and project spending in the third quarter of 2005, as compared to the quarter ended September 30, 2004.

We anticipate that our research and development expenditures will continue to increase in 2005, and we do not expect to recognize revenue from sales of any new product candidates being developed through our research and development efforts for several years.

Selling, general and administrative.

	(In thousands, except percentages) Three Months Ended September 30,			%
	2005	2004	(Decrease)	Change
Selling, general and administrative	$2,826	$2,863	$(37)	(1)%

Selling, general and administrative expenses in the three months ended September 30, 2005 of $2.8 million decreased $37,000, or 1% as compared to the three months ended September 30, 2004. This decrease is primarily due to the net of a $136,000 decrease in product marketing related expenses offset by a $91,000 increase in sales related expenses in the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004.

Interest income, net.  Interest income, net for the three months ended September 30, 2005, was $246,000 as compared to $107,000 for the three months ended September 30, 2004. The increase is primarily due to an increase in our investment yields from the quarters ended September 30, 2004 to September 30, 2005.

Nine months Ended September 30, 2005 and 2004

For the nine months ended September 30, 2005, we reported a net loss of $23.4 million, or $0.55 net loss per share, as compared to a net loss of $20.7 million, or $0.54 net loss per share, during the same period in 2004.  The decreased revenue and increased net loss in the first nine months of 2005, as compared to the nine months ended September 30, 2004, was primarily due to lower product revenues both in the United States and internationally.

We anticipate continued losses over the next several years because we expect MUSE sales to continue to decline, and we plan to continue to invest in clinical development of our current research and development product candidates to bring those potential products to market.

Revenue

	(In thousands, except percentages) Nine months Ended September 30,		Increase/	%
	2005	2004	(Decrease)	Change

United States product, net	$4,255	$6,697	$(2,442)	(36)%
International product	1,235	2,666	(1,431)	(54)%
Other revenue	122	112	10	9%
Total revenues	$5,612	$9,475	$(3,863)	(41)%

Product revenue in the United States for the nine months ended September 30, 2005 was $4.3 million, compared to $6.7 million for the nine months ended September 30, 2004. International product revenue was $1.2 million for the nine months ended September 30, 2005, compared to $2.7 million in the same period last year.

Domestic sales of MUSE were lower in the first nine months of 2005, as compared to the same period in 2004, due to lack of growth in the demand for approved PDE5 inhibitors, the large volume of purchases made by wholesalers in the fourth quarter of 2004, decline in demand for MUSE and new U.S. government pricing.   If our domestic wholesale partners repeat their buying pattern from the fourth quarter of 2004, revenue from the sales of MUSE would increase in the fourth quarter of 2005. International revenue also decreased as a result of lower shipments of MUSE to our international distribution partners in the first nine months of 2005. In the nine months ended September 30, 2004 our international distribution partners purchased quantities of MUSE in anticipation of a multi-country promotion effort. A similar purchasing pattern did not occur in the nine months ended September 30, 2005.

Cost of goods sold and manufacturing.

	(In thousands, except percentages) Nine months Ended September 30,			%
	2005	2004	(Decrease)	Change

Cost of goods sold and manufacturing	$6,616	$7,238	$(622)	(9)%

Cost of goods sold and manufacturing (“cost of goods sold”) in the first nine months of 2005 decreased $622,000, or 9%, to $6.6 million, as compared to $7.2 million for the first nine months of 2004. Cost of goods sold decreased because of lower sales in the nine months ended September 30, 2005 as compared to 2004. However, we expensed approximately $5.1 million of manufacturing overhead costs in the first nine months of 2005, as compared to $4.3 million during the same period in 2004 as period costs because of excess manufacturing capacity at our New Jersey facility. This accounting treatment is based on the determination made during the 1998 restructuring that the manufacturing capacity of the New Jersey plant far exceeds the level of production required to meet estimated future market demand.

Additionally, in accordance with GAAP, in 1998 we reduced the carrying cost of alprostadil, the active ingredient in MUSE, and its component parts to zero due to excess quantities on hand at that time.  Although the cost basis for alprostadil was reduced to zero, we continued to use this active ingredient as allowed by the FDA in the production of MUSE in 2004. By utilizing the inventory that had previously been written down to zero, we lowered our cost of sales for the nine months ended September 30, 2004 by $814,000. In the fourth quarter of 2004, we determined that we would likely not use the fully reserved raw materials inventory in future production.  In the first nine months of 2005, we used component parts of this fully reserved inventory resulting in a favorable impact on our cost of goods sold of $67,000. We expect cost of goods sold to increase in 2005, as we are no longer using the fully reserved raw materials in production, although we do plan to continue to use certain of the fully reserved component parts in production.

Research and development.

	(In thousands, except percentages) Nine months Ended September 30,			%
	2005	2004	(Decrease)	Change

Research and development	$14,080	$14,629	$(549)	(4)%

Research and development expenses for the nine months ended September 30, 2005 were $14.1 million, as compared to $14.6 million for the nine months ended September 30, 2004.  Increased clinical trial and project activity for ALISTA and Evamist resulted in incremental spending for these projects of $5.7 million during the first nine months of 2005, as compared to the same period last year. This increase was offset by a $4.6 million decrease in milestone and licensing fees and a decrease of $1.6 million in avanafil-related and other clinical trial and project spending in the first nine months of 2005 versus 2004. During 2004, we entered into exclusive licensing agreements with a subsidiary of Acrux under which we will develop and commercialize, in the United States, an estradiol spray for the alleviation of the symptoms of menopause (now known as Evamist) and a testosterone spray for the treatment of hypoactive sexual desire disorder in women. During the first nine months of 2004, we reported a total of $2.9 million of licensing fees incurred under the terms of the agreements. In addition, during the first nine months of 2004, we initiated a Phase 2 clinical trial with avanafil, which we recently completed. Under the terms of our 2001 development, licensing and supply agreement with Tanabe, we reported a $1.9 million licensing fee obligation to Tanabe in the first nine months of 2004. We intend to pay this obligation in March 2006.

We anticipate that our research and development expenditures will continue to increase in 2005, and we do not expect to recognize revenue from sales of any new product candidates being developed through our research and development efforts for several years.

Selling, general and administrative.

	(In thousands, except percentages) Nine months Ended September 30,			%
	2005	2004	Increase	Change
Selling, general and administrative	$8,941	$8,685	$256	3%

Selling, general and administrative expenses in the first nine months of 2005 of $8.9 million were $256,000 higher than the same period last year due to several factors.  In the first quarter of 2005, two of our largest wholesalers commenced charging us a distribution service fee based upon either the quantity of product purchased or sold by the respective wholesaler.  We recorded expense of $258,000 for this distribution service fee in the first nine months of 2005 to selling, general and administrative expenses. We expect that these distribution service fees will continue into the future. In addition, we recorded $261,000 of incremental accounting and audit fees expense primarily related to compliance with the requirements of Sarbanes-Oxley in the first nine months of 2005. These increases were offset primarily by $280,000 of reduced direct mail and other marketing expenses in the first nine months of 2005 as compared to the first nine months of 2004.

Interest income, net. Interest income, net for the nine months ended September 30, 2005 was $638,000, as compared to $380,000 for the nine months ended September 30, 2004. The increase is primarily due to an increase in our investment yields from the nine months ended September 30, 2004 to September 30, 2005 offset by an increase in interest expense to $168,000 in the first nine months of 2005 as compared to $91,000 during the same period last year.  This interest expense is related to the Acrux milestone liabilities and Tanabe license fees and loan.  The increased interest expense is primarily due to a higher loan balance outstanding for the Tanabe loan.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Unrestricted cash, cash equivalents and available-for-sale securities totaled $33.5 million at September 30, 2005, as compared to $29.8 million at December 31, 2004. The increase is primarily due to the March 15, 2005 sale of 6,250,000 shares of our common stock at a price of $3.40 per share providing us with net proceeds of $19.6 million.

Since inception, we have financed operations primarily from the issuance of equity securities. Through September 30, 2005, we raised $194.2 million from financing activities and had an accumulated deficit of $146.0 million at September 30, 2005.

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

Accounts Receivable. Accounts receivable (net of allowance for doubtful accounts) at September 30, 2005 was $1.8 million, as compared to $9.5 million at December 31, 2004. The 81% decrease in the accounts receivable balance at September 30, 2005 is primarily due to the collection of $9.5 million of accounts receivable outstanding at December 31, 2004. Currently, we do not have any significant concerns related to accounts receivable or collections.

Liabilities. Total liabilities were $23.3 million at September 30, 2005, $342,000 lower than at December 31, 2004.  The change in total liabilities is a result of a number of factors.  Notes payable increased $1.7 million as a result of increased borrowings on the Tanabe line of credit, accounts payable decreased $644,000 primarily due to the timing of payments, product returns decreased $644,000 primarily due to declining sales and adjustments to the reserves based on historical returns experience, and accrued research, clinical and licensing fees increased $698,000 primarily due to increased clinical trial and project activity for ALISTA and Evamist in 2005 offset by $1.0 million paid to Acrux in June 2005 for licensing fees accrued in 2004.  The accrued chargeback reserve decreased $770,000 primarily due to decreased sales; accrued employee compensation and benefits decreased $335,000 primarily due to the timing of payment for management bonuses and other payroll related expenses; and accrued and other liabilities decreased $337,000 primarily due to the timing of royalty payments offset by the accrual of customer distribution fees that commenced in 2005.

We have entered into manufacturing agreements with suppliers to purchase raw materials. As of September 30, 2005, our remaining commitment under these agreements is to purchase a minimum of $4.6 million of product from 2005 through 2008. Should our inventory of raw materials exceed our future production needs, it may be necessary to write-off any excess inventory.

Operating Activities. Our operating activities used $18.0 and $17.1 million of cash during the nine months ended September 30, 2005 and 2004, respectively. During the first nine months of 2005, our net operating loss of $23.4 million was offset by a $7.7 million reduction in our accounts receivable due to the collection of monies owed to us, which in turn was offset by a $1.3 million increase in inventory to support sales anticipated in the last three months of 2005 and a $770,000 decrease in the accrued chargeback reserve, primarily due to decreased sales. During the first nine months of 2004, our net operating loss of $20.7 million was offset by a $3.6 million increase in accrued research, clinical and licensing fees primarily due to $2.9 million related to the future payment of milestone and licensing fees to Acrux and Tanabe.

Investing Activities. Our investing activities provided $3.7 million and $6.9 million in cash during the nine months ended September 30, 2005 and 2004, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities. Financing activities provided cash of $21.7 million and $3.1 million during the nine months ended September 30, 2005 and 2004, respectively. These amounts include the proceeds from the March 15, 2005 sale of 6,250,000 shares of our common stock at a price of $3.40 per share, providing us with net proceeds of $19.6 million in the nine months ended September 30, 2005, as well as the proceeds from the exercise of stock options, employee stock purchase plan (ESPP) purchases and borrowings under note arrangements in both the first nine months of 2005 and 2004.

In the first quarter of 2004, we signed an agreement for a line of credit with Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil. The secured line of credit may be drawn upon quarterly and each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of 2%. As of September 30, 2005, we had a long-term notes payable balance of $4.9 million and $3.6 million remaining available on the credit line.  We borrowed an additional $1.7 million under this credit line in the first nine months of 2005.

On December 22, 2004, we filed a shelf registration statement on Form S-3 with the SEC, which allows us to offer and sell up to an aggregate of $50 million of common stock from time to time in one or more offerings.  The terms of any such future offering would be established at the time of such offering.  On February 22, 2005, we filed a prospectus supplement with the SEC relating to an underwritten public offering of 7,500,000 shares of common stock under the existing shelf registration statement and supplement thereto.  On March 15, 2005, we sold 6,250,000 shares of our common stock at a price of $3.40 per share, providing us with net proceeds of $19.6 million.

We are currently in discussions with our landlord regarding the possible purchase of the leased land and buildings in New Jersey where Muse is manufactured.  If a purchase is successfully negotiated, we intend to finance the purchase from a combination of available cash and the use of the restricted cash reported in the Balance Sheet, upon release of the restriction from the landlord.  We may choose to seek to obtain a commercial loan for a portion of the purchase price.  There can be no assurance that we will be successful in finalizing the purchase of the leased land and buildings nor that we will be successful in obtaining a commercial loan on the property under reasonable terms.

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

Overview of Contractual Obligations

		Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Leases (1)	$1,860	$1,390	$470	—	—
Purchases (2)	4,590	1,530	2,295	$765	—
Notes Payable (3)	4,929	—	2,206	2,723	—
Other Long Term Liabilities (4)	4,966	1,945	3,021	—	—
Total	$16,345	$4,865	$7,992	$3,488	—

(1)     We lease our manufacturing facilities in Lakewood, New Jersey under a non-cancelable operating lease expiring in 2007 and have the option to extend this lease for one additional renewal term of five years.  In January 2000, we entered into a seven-year lease for our corporate headquarters in Mountain View, California, which expires in January 2007.

(2)     In November 2002, we entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. Our remaining commitment under this agreement is to purchase a minimum total of $3.1 million of product from 2005 through 2008.  We did not purchase any product from this supplier in the first nine months of 2005.

In January 2004, we entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. In 2004, we purchased $475,000 of product, and in the first nine months of 2005 we purchased $240,000 of product.  We will be required to purchase a minimum total of $1.5 million of additional product from 2005 through 2006.

(3)     In the first quarter of 2004, we signed an agreement for a secured line of credit with Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil. The secured line of credit may be drawn upon quarterly and each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of 2%. There are no financial covenants associated with this secured line of credit. Under certain conditions, at the Company’s option, payments on this secured line of credit may be made, in whole or in part, in common stock. As of September 30, 2005, we have $3.6 million of available credit under this agreement.

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

During the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil, which was recently completed. Under the terms of our 2001 development, licensing and supply agreement with Tanabe, we accrued an expense of $1.9 million for a licensing fee obligation to Tanabe during 2004. We intend to pay the entire obligation, with a future value of $2.0 million, in March 2006.

In February 2004, we entered into exclusive licensing agreements with Acrux Limited and a subsidiary of Acrux under which it has agreed to develop and commercialize Testosterone MDTS and Evamist in the United States for various female health applications.  Under the terms of this agreement, we have accrued an expense of $1.0 million through September 30, 2005 for the licensing fee related to Evamist, which we paid in June 2005.

RISK FACTORS AFFECTING OPERATIONS AND FUTURE RESULTS

Set forth below and elsewhere in this Form 10-Q and in other documents we file with the Securities and Exchange Commission (SEC) are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. These are not the only risks and uncertainties facing VIVUS. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Relating to our Product Development Efforts

We face significant risks in our product development efforts.

The process of developing new drugs and/or therapeutic products is inherently complex, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. Product candidates that may appear to be promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance.

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

The FDA has recently provided guidance to us for approval of drugs for treating FSAD. The FDA requires co-primary endpoints that must include statistically significant increases in both the number of Satisfactory Sexual Events (SSEs) and improvement in the self-assessed level of sexual arousal using validated questionnaires. Due to this new guidance, we believe it is more appropriate to categorize the current study for ALISTA as a Phase 2B trial. We believe this guidance does not alter our previously stated development plan for ALISTA, which calls for subsequent large-scale confirmatory studies following completion of the current clinical trial.

We are exposed to risks related to collaborative arrangements or strategic alliances.

We are, and in the future expect to be, dependent upon collaborative arrangements or strategic alliances to complete the development and commercialization of some of our drug candidates particularly after the Phase 2 stage of clinical testing. These arrangements may place the development of our drug candidates outside of our control, may require us to relinquish important rights, or may otherwise be on terms unfavorable to us.

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

Regulatory approval is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA has substantial discretion in the drug approval process. Despite the time and expense involved, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional pre-clinical trials and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease condition that the drug candidate is designed to address, and the regulations applicable to any particular drug candidate. The FDA could determine that additional studies are required before and after a product candidate will be approved.

For example, in December 2004, an FDA advisory panel recommended against approval of a testosterone patch being developed by another company to address female sexual dysfunction, specifically hypoactive sexual desire disorder, and indicated that more safety data would be required before it would be in a position to recommend approval. Subsequently, this company withdrew its New Drug Application, or NDA. We are also developing a transdermal testosterone product candidate, Testosterone MDTS, which is designed to address hypoactive sexual desire disorder. In light of the FDA panel’s recommendation, we may be required to undertake additional or expanded clinical trials, which could be expensive. As a result, we could experience significant delays in our ability to submit our product candidate to the FDA for consideration, and we may be unsuccessful in obtaining FDA approval of our product candidate.

Additionally, the FDA has recently provided guidance to us for approval of drugs for treating FSAD. The FDA requires co-primary endpoints that must include statistically significant increases in both the number of Satisfactory Sexual Events (SSEs) and improvement in the self-assessed level of sexual arousal using validated questionnaires. Due to this new guidance, we believe it is more appropriate to categorize the current study for ALISTA as a Phase 2B trial. While we believe this guidance does not alter our previously stated development plan for ALISTA, which calls for subsequent large-scale confirmatory studies following completion of the current clinical trial, it does highlight the FDA’s ongoing influence over our product candidates.

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

Like many companies our size, we do not have the ability to conduct clinical studies for our product candidates without the assistance of third parties who conduct the studies on our behalf. These third parties are usually clinical research organizations, or CROs, that have significant resources and experience in the conduct of clinical studies. The CROs typically perform patient recruitment, project management, data management, statistical analysis, and other reporting functions. We intend to use several different CROs for all of our clinical studies. If these third party CROs do not successfully carry out their contractual duties or meet expected timelines, we may not be able to obtain regulatory approvals for our proposed products on a timely basis, if at all, and we may not be able to successfully commercialize these proposed products. If these third party CROs do not perform satisfactorily, we may not be able to locate acceptable replacements or enter into favorable agreements with them, if at all.

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

We are required to obtain FDA approval for any change in suppliers or service providers. For example, MUSE is supplied to the market with the MUSE applicator, containing the MUSE dosage, enclosed within a sealed foil pouch. The vendor that prints the MUSE label shown on the outside of the foil pouch has recently been acquired and the printing operations are relocating to a new facility.  We have completed the procedures to qualify the new printer location, the printing process, and the printed foil produced by the new printer.  The required regulatory submission for these changes has been made to the FDA, and the new printer foil materials have begun to be used in the MUSE production process.  Although from our point of view this change is relatively minor, and that accordingly the submission to the FDA was made as a Change Being Effective immediately, the FDA may during November 2005 notify us that (1) the FDA does not agree that a Change Being Effective submission is appropriate for these changes and that an FDA Prior Approval submission is required, in which case an approval could take 3 to 6 months to obtain, or (2) the FDA could require us to submit additional data regarding the change and/or additional testing or qualification work to be done to support these changes, in which case the continued use of the new materials would be delayed. There can be no assurance that this new supplier will meet FDA requirements or that we will be able to continue using the new printer foil materials to support MUSE production at all, which could have a material adverse effect on our business operations and results.

Additionally, our supplier that produces the MUSE laminated foil has announced they are closing their business. The laminated foil is used to make the sealed foil pouch, described above, which is used to make the MUSE primary product container. Before the supplier closed their business, the supplier produced a bulk-quantity of foil that, at this time, is expected to be sufficient to support MUSE production through the end of 2006. There can be no assurance that as this bulk supply is used over the next year there will be a sufficient yield in the final quantity of foil with acceptable quality to support MUSE demand through 2006. Although the foil supplier produced this bulk unprinted foil, the label printing will be done periodically during 2006. As a consequence, if there are unacceptable quality issues with the bulk foil, they may not be discovered until sometime in 2006. If such foil quality issues do occur, we may be unable to meet MUSE demand during 2006.

We have begun the process of identifying a new vendor for the MUSE laminated foil. As this laminated foil is used to make the MUSE primary product container, there are significant qualifications and regulatory approvals that must be obtained prior to using the new foil to meet MUSE demand. These include, but are not limited to, vendor qualification, foil material qualification, MUSE product suitability studies, electron beam irradiation suitability, FDA approval, and European Medicines and Healthcare products Regulatory Agency approval. There can be no assurance that these qualifications and approvals will be successfully obtained, or that they will be obtained within the time needed to support MUSE demand before the supply of foil from our current vendor is exhausted.

Failure to receive adequate supplies of foil, failure to receive appropriate regulatory approvals for the change in materials and vendors, and any unforeseen quality or production issues due to the use of the new materials or vendors could have a material adverse effect on our business, financial condition and results of operations.

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

After product approval by the FDA, our labeling and marketing activities continue to be subject to FDA and other regulatory review. If products are marketed in contradiction with FDA mandates, the FDA may issue warning letters that require specific remedial measures to be taken, as well as an immediate cessation of the impermissible conduct.  The FDA may also order that all future promotional materials receive prior agency review and approval before use.  For example, the FDA issued a warning letter to us in May 2004 in which the FDA objected to a specific television commercial as well as information contained on our website promoting MUSE, our FDA approved product for the treatment of erectile dysfunction. The letter indicated that we had failed to disclose or had minimized certain risks associated with MUSE. Through discussions with the FDA, we agreed to produce and have released a television commercial that we believe addressed the FDA’s concerns. We incurred costs in providing this corrective information, which would have otherwise been utilized by us in a different manner.  In March 2005, we received a letter from the FDA indicating that the matter had been closed.

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

We entered into an agreement granting Paladin Labs, Inc. exclusive marketing and distribution rights for MUSE in Canada. This agreement does not have minimum purchase commitments and we are entirely dependent on Paladin Labs’ efforts to distribute and sell our product effectively in Canada. There can be no assurance that such efforts will be successful or that Paladin Labs will continue to support the product.

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

The most significant competitive therapy for MUSE is an oral medication marketed by Pfizer, Inc. under the name Viagra®, which received regulatory approvals in the United States in March 1998 and in the European Union in September 1998. The commercial launch of Viagra in the United States in April 1998 significantly decreased demand for MUSE. In February 2003, a new oral medication under the name Cialis® was launched in Europe by Lilly ICOS LLC and in Australia and New Zealand by Eli Lilly and Company alone. Lilly ICOS LLC launched Cialis in the United States in November 2003. Bayer AG and GlaxoSmithKline plc launched Levitra® in the European Union and the United States in March and September 2003, respectively.

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

We have an agreement with WRB Communications to handle patient and healthcare professional hotlines to answer questions and inquiries about MUSE. Calls to these hotlines may include complaints about our products due to efficacy or quality, as well as the reporting of adverse events. As a result of this agreement, we are dependent on WRB Communications to effectively handle these calls and inquiries. There can be no assurance that such efforts will be successful.

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

Congress recently passed legislation that will end federal Medicaid and Medicare payments for erectile dysfunction drugs .. We are currently assessing the impact that this legislation will have on our business. However, historically the volume of MUSE sales to Medicaid patients has not been a significant portion of our overall MUSE sales volume.

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

Natural disasters or resource shortages could disrupt our operations and adversely affect results.

Our manufacturing operation is conducted in a single location in Lakewood, New Jersey.  In the event of a natural disaster in that region, such as a storm, drought or flood, or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster plan, and could therefore experience a significant business interruption.

Furthermore, our clinical trials could be delayed or disrupted indefinitely upon the occurrence of a natural disaster. For example, our clinical trials in New Orleans were interrupted by Hurricane Katrina. Future natural disasters could further delay our clinical trials process, thus adversely affecting our business and financial results.

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

The patent positions of pharmaceutical companies, including our patent position, are often uncertain and involve complex legal and factual questions. We will be able to protect our proprietary rights from unauthorized use by third parties only to the extent that our proprietary technologies are covered by valid and enforceable patents or are effectively maintained as trade secrets. We apply for patents covering our technologies and products, as we deem appropriate. However, we may not obtain patents on all inventions for which we seek patents, and any patents we obtain may be challenged and may be narrowed in scope or extinguished as a result of such challenges. We could incur substantial costs in proceedings before the USPTO, including interference proceedings. These proceedings could also result in adverse decisions as to the priority of our inventions. There can be no assurance that our patents will not be successfully challenged or designed around by others.

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

Our capital resources are expected to continue to decline over the next several quarters as the result of increased spending on research and development projects, including clinical trials. On March 15, 2005, we sold 6,250,000 shares of our common stock at a price of $3.40 per share, providing us with net proceeds of $19.6 million. We expect that our existing capital resources combined with future cash flows will be sufficient to support our operating activities into 2006. However, we anticipate that we will be required to obtain additional financing to fund the development of our research and development pipeline in future periods as well as to support the possible launch of any future products. Our future capital requirements will depend upon numerous factors, including:

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

We have an accumulated deficit of $146.0 million as of September 30, 2005 and expect to continue to incur substantial operating losses for the foreseeable future.

We have generated a cumulative net loss of $146.0 million for the period from our inception through September 30, 2005, and we anticipate losses for the next several years due to increased investment in our research and development programs and limited revenues. There can be no assurance that we will be able to achieve profitability or that we will be successful in the future.

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

Effective January 1, 2006, the Financial Accounting Standards Board (FASB) requires all companies to treat the value of stock options granted to employees as an expense.  This expense would be spread over the vesting period of the stock option. Currently, we account for stock compensation under Accounting Principles Board, or APB, No. 25, Accounting for Stock Issued to Employees, which results in no compensation expenses recorded in connection with stock options granted to our employees. When we are required to expense stock option grants, it will reduce the attractiveness of granting stock options because of the additional expense associated with these grants, which will reduce our profitability. However, stock options are an important employee recruitment and retention tool, and we may not be able to attract and retain key personnel if we reduce the scope of our employee stock option program. Accordingly, when we are required to expense stock option grants, our profitability would be reduced, as would our ability to use stock options as an employee recruitment and retention tool.

In December 2004, the FASB issued revised statement No. 123 (FAS 123R), Share-Based Payment, which requires companies to expense the estimated fair value of employee stock options and similar awards.  In April 2005, the SEC announced the adoption of a new rule that amended the compliance dates for FAS 123R.  The accounting provisions of FAS 123R will now be effective for the first quarter of fiscal 2006.  We will adopt the provisions of FAS 123R using a modified prospective application. Under modified prospective application, FAS 123R, which provides certain changes to the method for valuing stock-based compensation among other changes, will apply to new awards and to awards that are outstanding on the effective date and are subsequently modified or cancelled. Further compensation expense for outstanding awards for which the requisite service had not been rendered as of the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FAS 123. We are in the process of determining how the new method of valuing stock-based compensation as prescribed in FAS 123R will be applied to valuing stock-based awards granted after the effective date and the impact the recognition of compensation expense related to such awards will have on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Securities and Exchange Commission’s rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes. At September 30, 2005, we had drawn $4.9 million of the $8.5 million secured line of credit with Tanabe. Each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of two percent. We, however, are exposed to changes in interest rates on our investments in cash equivalents and available-for-sale securities. A significant portion of all of our investments in cash equivalents and available-for-sale securities are in money market funds that hold short-term investment grade commercial paper, treasury bills or other United States government obligations. Currently, this reduces our exposure to long-term interest rate changes.

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

31 .1		Certification of Chief Executive Officer, dated November 4, 2005, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31 .2		Certification of Chief Financial Officer, dated November 4, 2005, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 4, 2005	VIVUS, Inc.

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

31.1		Certification of Chief Executive Officer, dated November 4, 2005, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated November 4, 2005, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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