Form 10-Q
period 2006-03-31
VIVUS INC
filed 2006-05-04
CIK 881524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐  Yes    ☒  No

At April 25, 2006, 44,641,591 shares of common stock were outstanding.

VIVUS, INC.

Quarterly  Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	MARCH 31 2006	DECEMBER 31 2005*
	(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$21,180	$22,236
Available-for-sale securities	7,850	4,770
Accounts receivable, net of allowance for doubtful accounts of $120 and $202 at March 31, 2006 and December 31, 2005, respectively	656	7,604
Inventories, net	4,710	4,504
Prepaid expenses and other assets	1,023	1,024
Total current assets	35,419	40,138
Property and equipment, net	9,022	9,144
Restricted cash	700	—
Total assets	$45,141	$49,282
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,298	$3,779
Product returns	2,406	3,016
Accrued research and clinical expenses	1,363	1,886
Accrued licensing fees	600	1,972
Accrued chargeback reserve	1,333	1,832
Accrued employee compensation and benefits	920	1,280
Income taxes payable	1,216	1,215
Accrued and other liabilities	2,396	1,589
Total current liabilities	13,532	16,569

Notes payable	10,785	5,164
Deferred revenue	2,532	948
Total liabilities	26,849	22,681

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock; $.001 par value; 200,000 shares authorized; 44,642 shares issued and outstanding at March 31, 2006 and December 31, 2005	45	45
Additional paid-in capital	174,103	173,613
Accumulated other comprehensive loss	(3)	(30)
Accumulated deficit	(155,853)	(147,027)
Total stockholders’ equity	18,292	26,601
Total liabilities and stockholders’ equity	$45,141	$49,282

* Derived from audited consolidated financial statements filed in the Company’s 2005 Annual Report on Form 10K.

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31 2006	MARCH 31 2005
	(UNAUDITED)	(UNAUDITED)

Revenue:
United States product, net	$963	$396
International product	188	192
Other revenue	116	41
Total revenue	1,267	629
Operating expenses:
Cost of goods sold and manufacturing	3,020	2,090
Research and development	3,560	4,265
Selling, general and administrative	3,672	3,221
Total operating expenses	10,252	9,576

Loss from operations	(8,985)	(8,947)

Interest and other income (expense):
Interest income	327	192
Interest expense	(162)	(58)
Other expense	—	(11)
Loss before provision for income taxes	(8,820)	(8,824)
Provision for income taxes	(6)	(13)
Net loss	$(8,826)	$(8,837)
Other comprehensive loss:
Unrealized gain (loss) on securities	27	(17)
Comprehensive loss	$(8,799)	$(8,854)

Net loss per share:
Basic and diluted	$(0.20)	$(0.22)
Shares used in per share computation:
Basic and diluted	44,642	39,380

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	THREE MONTHS ENDED MARCH 31
	2006	2005
	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,826)	$(8,837)
Adjustments to reconcile net loss to net cash used for operating activities:
Provision for doubtful accounts	(82)	(24)
Depreciation	271	475
Stock-based compensation expense	490	9
Loss on disposal of property and equipment	—	29
Changes in assets and liabilities:
Accounts receivable	7,030	9,245
Inventories	(206)	(716)
Prepaid expenses and other assets	1	(6)
Accounts payable	(481)	139
Product returns	(610)	(321)
Accrued research, clinical and licensing fees	(1,895)	351
Accrued chargeback reserve	(499)	249
Accrued employee compensation and benefits	(360)	(369)
Accrued and other liabilities	2,391	(203)
Net cash (used in) provided by operating activities	(2,776)	21

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(148)	(11)
Restricted cash	(700)	—
Investment purchases	(4,953)	(191)
Proceeds from sale/maturity of securities	1,900	13,250
Net cash (used in) provided by investing activities	(3,901)	13,048

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under note agreements	5,621	700
Exercise of common stock options	—	300
Proceeds from issuance of common stock	—	19,569
Net cash provided by financing activities	5,621	20,569

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,056)	33,638
CASH AND CASH EQUIVALENTS:
Beginning of period	22,236	8,304
End of period	$21,180	$41,942

NON-CASH INVESTING ACTIVITIES:
Unrealized gain (loss) on securities	$27	$(17)

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005, as filed on March 13, 2006 with the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS 123(revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, restricted stock, and stock appreciation rights (SARS) based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of January 1, 2006, the first day of fiscal year 2006. The Unaudited Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for the first quarter of fiscal 2006 are not directly comparable to the same period in the prior year.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company applied the existing accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to awards granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing model (Black-Scholes Model) and amortized on an accelerated basis over the requisite service period of the individual grants, which generally equals the vesting period. In the pro forma information for the periods prior to 2006, the Company accounted for forfeitures as they occurred.  The disclosure for the first quarter of fiscal 2006 was not presented because stock-based awards were accounted for under SFAS 123(R)’s fair-value method during this period.

Three months ended March 31, 2005
Net loss, as reported	$(8,837)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(323)
Pro forma net loss	$(9,160)
Pro forma net loss per share:
Basic and diluted	$(0.23)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the first quarter of 2005: no dividend yield, expected volatility of 49%, risk-free interest rate of 3.77% and an expected life of 5 years.

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three months ended March 31, 2006 was comprised as follows (in thousands, except per share data):

Three Months Ended March 31, 2006
Cost of goods sold and manufacturing	$99
Research and development	111
Selling, general and administrative	280
Share-based compensation expense before taxes	490
Related income tax benefits	—
Share-based compensation expense, net of taxes	$490
Net share-based compensation expense, per common share:
Basic and diluted	$0.01

At March 31, 2006, a total of 4,600,654 stock options were outstanding under the Company’s stock option plans. Stock-based compensation expense recognized for the first quarter of fiscal 2006 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Included in stock-based compensation expense in the first quarter of fiscal 2006 was $435,000 related to stock options and $55,000 related to the employee stock purchase plan, net of the estimated forfeitures.

As of March 31, 2006, unrecognized estimated compensation expense totalled $2.4 million related to non-vested stock options and $11,000 related to the employee stock purchase plan. The weighted average remaining requisite service period of the non-vested options was 1.5 years and the remaining requisite service period of the employee stock purchase plan was 1 month.

Valuation Assumptions

The fair value of stock options granted was estimated at March 31, 2006 using a Black-Scholes Model with the following weighted average assumptions:

Three months ended March 31 2006
Expected life (in years)	6.22
Volatility	76.77%
Risk-free interest rate	4.82%
Dividend yield	0.00%

The fair value of each outstanding stock option award in prior years was estimated on the date of grant using a Black-Scholes Model. Assumptions used in the model for the prior year grants are described in the Company’s Annual Report on Form 10-K.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (“SAB 107”) which averages an award’s weighted average vesting period and its contractual term for “plain vanilla” share options. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exerciseability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; options are non-transferable and non-hedgeable.

Expected Volatility: We estimated volatility using the historical share price performance over the expected life of the option. We also considered other factors such as our current clinical trials and other company activities that may affect volatility of our stock in the future but determined that at this time, the historical volatility was more indicative of our expected future stock performance. The range of expected volatility used in the Black-Scholes Model was 68% to 77%.

Expected Dividend: The Black-Scholes Model requires a single expected dividend yield as an input. The Company does not anticipate paying any dividends in the near future.

Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes Model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term, in effect during the period of the grant. The risk-free interest rate used in the Black-Scholes Model was 4.82%.

Estimated Pre-vesting Forfeitures: The Company develops pre-vesting forfeiture assumptions based on an analysis of historical data.

3. CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. All cash equivalents are in money market funds and commercial paper. The fair value of the funds approximated cost.

4. INVENTORIES

Inventories are recorded net of reserves of $3.7 million and $3.8 million as of March 31, 2006 and December 31, 2005, respectively. Inventory balances, net of reserves, consist of (in thousands):

	MARCH 31, 2006	DECEMBER 31, 2005

Raw materials	$3,594	$3,666
Work in process	80	33
Finished goods	1,036	805
Inventory, net	$4,710	$4,504

As noted above, the Company has recorded significant reserves against the carrying value of its inventory of raw material and certain component parts. The reserves relate primarily to inventory that the Company previously estimated would not be used.  In the fourth quarter of 2004, the Company determined that it would likely not use the fully reserved raw materials inventory in future production and, consequently, none of the reserved raw materials was used in either the first quarter 2005 or 2006. As of March 31, 2006 we do not intend to use any of the reserved raw materials in production. In the first quarter of 2005, the Company determined that it likely would continue to use some portion of the fully reserved component parts in production.  The Company used $15,000 and $20,000 of its fully reserved component parts inventory during the first three months of 2006 and 2005, respectively.  The fully reserved inventory is charged to cost of goods sold at a zero basis when used, which has a favorable impact on gross profit.  The original cost of the fully reserved inventory related to component parts is $902,000 as of the end of the first three months of 2006, and we intend to continue to use this reserved component parts inventory in production when appropriate.

5. NOTES PAYABLE

In the first quarter of 2004, the Company signed an agreement for a secured line of credit with Tanabe Holding America, Inc., a subsidiary of Tanabe Seiyaku Co., Ltd., or Tanabe, allowing it to borrow up to $8.5 million to be used for the development of avanafil, an erectile dysfunction compound that has completed Phase 2 clinical trials. The secured line of credit may be drawn upon quarterly and each quarterly borrowing has a 48-month term and bears interest at the annual rate of 2%. There are no financial covenants associated with this secured line of credit. Under certain conditions, at the Company’s option, payments on this secured line of credit may be made, in whole or in part, in common stock. As of March 31, 2006, we had long-term notes payable to Tanabe of $5.5 million, and $3.0 million of available credit under this agreement. All the assets of the Company, except land and buildings, and restricted cash of $700,000 serve as collateral for this line of credit.

The amount of each quarterly borrowing and its due date are (in thousands):

Date of Note	Amount of Note	Due Date
March 31, 2004	$315	March 31, 2008
June 30, 2004	883	June 30, 2008
September 30, 2004	1,007	September 30, 2008
December 31, 2004	1,034	December 31, 2008
March 31, 2005	700	March 31, 2009
June 30, 2005	417	June 30, 2009
September 30, 2005	573	September 30, 2009
December 31, 2005	235	December 31, 2009
March 31, 2006	370	March 31, 2010
Total	$5,534

On January 4, 2006, VIVUS, Inc. and Vivus Real Estate LLC, a wholly owned subsidiary of VIVUS, Inc. (jointly, “the Company”) entered into a Term Loan Agreement and a Commercial Mortgage Note  (the “Agreements”) with Crown Bank N. A. (“Crown”) secured by the land and buildings, among other assets, located at 735 Airport Road and 745 Airport Road in Lakewood, New Jersey (the “Facility”).  The Facility is the Company’s principal manufacturing facility, which the Company purchased on December 22, 2005.  Under the Agreements, the Company borrowed $5,375,000 on January 4, 2006 from Crown payable over a 10-year term.  The interest rate will be fixed at 8.25%, which is the prime rate plus 1% at the time of funding and then will be adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%.  Principal and interest of $46,202 are payable monthly for the first 12 months based upon a 20 year amortization schedule and are adjusted annually at the time of the interest rate reset.  All remaining principal is due on February 1, 2016.  The Agreements contain prepayment penalties, and a requirement to maintain a depository account at Crown with a minimum collected balance of $100,000 which, if not maintained, will result in an automatic increase in the interest rate on the note of one-half (0.5%) percent.  The Agreements are secured by the Facility, assignment of rents and leases on the Facility, and a $700,000 Certificate of Deposit held by Crown, classified as restricted cash.

6. AGREEMENTS

During the first quarter of 2004, VIVUS initiated a Phase 2 clinical trial with avanafil, its oral PDE5 inhibitor product candidate for the treatment of erectile dysfunction. Under the terms of the 2001 Development, Licensing and Supply Agreement with Tanabe, the Company accrued through March 31, 2006, a $2.0 million license fee obligation to Tanabe. $1.4 million of this licensing fee was paid in March 2006, with the balance paid in April 2006.  The Company expects to make other substantial payments to Tanabe in accordance with its agreements with them. These payments are based on certain development, regulatory and sales milestones. In addition, VIVUS is required to make royalty payments on any future product sales.

In February 2004, the Company entered into exclusive licensing agreements with Acrux Limited and a subsidiary of Acrux under which it has agreed to develop and commercialize Testosterone MDTS® (metered-dose transdermal spray) and Evamist™ in the United States for various female health applications. Under the terms of the agreements, the Company agreed to pay to Acrux combined licensing fees of $3.0 million, up to $4.3 million for the achievement of certain clinical development milestones, up to $6.0 million for achieving product approval milestones, and royalties on net sales in the United States upon commercialization of each product. In particular, there will be a $1.0 million milestone payment due to Acrux upon the submission of a New Drug Application (“NDA”) to the FDA for Evamist, which the Company anticipates filing in 2006.  The Company expensed $0 and $375,000 of milestone and licensing fees under the terms of the agreements in the first quarter of 2006 and 2005, respectively.

The Company has entered into several agreements to license patented technologies that are essential to the development and production of the Company’s transurethral products for the treatment of erectile dysfunction (ED). These agreements generally required milestone payments during the development period. In connection with these agreements, the Company is obligated to pay royalties on product sales covered by the license agreements (4% of United States and Canadian product sales and 3% of sales elsewhere in the world).

International sales are transacted through distributors. The distribution agreements include certain milestone payments from the distributors to the Company upon achieving established sales thresholds.

7. NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share, or EPS. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options. Potentially dilutive options outstanding of 134,616 and 230,219 at March 31, 2006 and 2005, respectively, are excluded from the computation of diluted EPS for the first quarter of 2006 and 2005 because the effect would have been anti-dilutive.

8. STOCK OPTION AND PURCHASE PLANS

Stock Option Plan

Under the 2001 Stock Option Plan, or the 2001 Plan, which was approved by the stockholders at the annual meeting held on June 5, 2002, the Company may grant incentive or non-statutory stock options or stock purchase rights, or SPRs. The maximum aggregate number of shares that may be optioned and sold under the 2001 Plan is 1,000,000 shares plus (a) any shares that have been reserved but not issued under the Company’s 1991 Incentive Stock Option Plan, or the 1991 Plan; (b) any shares returned to the 1991 Plan as a result of termination of options or repurchase of shares issued under the 1991 Plan; and (c) an annual increase to be added on the first day of the Company’s fiscal year beginning 2003, equal to the lesser of (i) 1,000,000 shares, (ii) 2.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. The 2001 Plan allows the Company to grant incentive stock options to employees at not less than 100% of the fair market value of the stock (110% of fair market value for individuals who control more than 10% of the Company stock) at the date of grant, as determined by the Board of Directors. The 2001 Plan allows the Company to grant non-statutory stock options to employees, directors and consultants at a price to be determined by the Board of Directors. The term of the option is determined by the Board of Directors on the date of grant but shall not be longer than ten years. The 2001 Plan allows the Company to grant SPRs to employees and consultants. Sales of stock under SPRs are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. The Company has a right, but not the obligation, to repurchase the shares at the original sale price, which expires at a rate to be determined by the Board of Directors. As of March 31, 2006, no SPRs have been granted under the 2001 Plan.

Under the 2001 Plan, non-employee directors will receive an option to purchase 32,000 shares of common stock when they join the Board of Directors. These options vest 25% after one year and 25% annually thereafter. Each non-employee director shall automatically receive an option to purchase 8,000 shares of the Company’s common stock annually upon his or her re-election and these options are fully exercisable ratably over eight months. Non-employee directors are also eligible to receive additional stock option grants.

Details of option activity under these plans are as follows:

	Three Months Ended
	March 31, 2006		March 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,404,664	$4.31	4,114,785	$4.56
Granted	368,435	$3.14	407,813	$4.15
Exercised	—	$—	(96,625)	$3.11
Cancelled	(172,445)	$3.75	(434,555)	$5.50

Outstanding at end of period	4,600,654	$4.24	3,991,418	$4.45

Options exercisable at end of period	2,994,228		2,878,454
Weighted average fair value of options granted		$2.21		$2.34

At March 31, 2006, stock options were outstanding and exercisable as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2006	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable March 31, 2006	Weighted-Average Exercise Price
$2.00 – $3.73	1,788,669	6.7 years	$3.15	829,586	$2.80
$3.75 – $4.58	1,871,211	6.4 years	$4.18	1,360,377	$4.14
$4.59 – $8.08	940,774	5.9 years	$6.45	804,265	$6.58
$2.00 – $8.08	4,600,654	6.4 years	$4.24	2,994,228	$4.42

The aggregate intrinsic value of outstanding options as of March 31, 2006 was $533,000, of which $444,000 related to exercisable options.

At March 31, 2006, 1,347,807 options remain available for grant. Options under these plans generally vest over four years, and all options expire after ten years.

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

As of March 31, 2006, 920,754 shares have been issued to employees and there are 479,246 available for issuance under the Stock Purchase Plan.

9. COMMITMENTS AND CONTINGENCIES

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

In November 2002, the Company entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. The Company’s remaining commitment under this agreement is to purchase a minimum total of $2.3 million of product from 2006 through 2008.  There were no purchases made from this supplier in the first three months of 2006.

In January 2004, the Company entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. In February 2006, the terms of this agreement were amended.  In 2005, the Company purchased $240,000 of product and in the first three months of 2006, there were no purchases from this supplier.  Per the terms of the amended agreement, the Company will be required to purchase a minimum total of $1.5 million of additional product from 2006 through 2008.

The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable.  In the first quarter of 2006, the Company recorded a $762,000 loss contingency related to a purchase commitment of alprostadil, considered to be in excess of production needs, that it expects to receive in the second quarter of 2006.

10. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the first three months of 2006 and 2005, sales to significant customers as a percentage of total revenues were as follows:

	2006	2005
Customer A	43%	2%
Customer B	1%	46%
Customer C	20%	23%
Customer D	12%	13%

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

There were no equity transactions entered into by the Company during the quarter ended March 31, 2006.

13. RELATED PARTY TRANSACTIONS

Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as our outside corporate counsel since our formation and has received compensation at normal commercial rates for these services. In the first three months of 2006 and 2005, we paid $73,000 and $31,000, respectively, to Wilson Sonsini Goodrich & Rosati.

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

VIVUS, Inc. is an emerging pharmaceutical company focused on the research, development and commercialization of products to restore sexual function in women and men. Our product pipeline includes four clinical stage product candidates, each of which targets an estimated existing or potential market in excess of $1 billion annually. Evamist™, is our product candidate to alleviate symptoms associated with menopause and recently completed the treatment stage of Phase 3 trials. Avanafil, which completed Phase 2 trials, is our phosphodiesterase type 5, or PDE5, inhibitor product candidate for the treatment of erectile dysfunction. ALISTA™, currently in Phase 2B trials, is our product candidate for the treatment of female sexual arousal disorder (FSAD). Testosterone MDTS®, which completed a positive Phase 2 trial, is our product candidate to treat hypoactive sexual desire disorder (HSDD).

In 1997, we launched MUSE® (alprostadil) in the United States and, together with our partners in 1998, internationally. We market MUSE as a prescription product for the treatment of erectile dysfunction. For international markets, we have entered into supply and distribution agreements with established pharmaceutical companies to market and distribute MUSE in various foreign countries.

Year to Date 2006 Update

Highlights year to date  include:

•                  Grant of Key Patent for MDTS® Delivery System – An additional patent relating to the Metered Dose Transdermal Spray (MDTS®) was granted by the U.S. Patent and Trademark Office to Acrux (ASX: ACR). This patent, which expires July 31, 2022, provides protection for the MDTS applicator, which is currently used in two of VIVUS’ women’s health products under clinical development: Testosterone MDTS® for the treatment of decreased libido; and Evamist™ (Estradiol MDTS®) for the treatment of menopausal symptoms. VIVUS licensed the U.S. rights to these products from Acrux in 2004.

•                  Purchase of Manufacturing Facility – In January 2006, VIVUS finalized the purchase of land and buildings previously leased by VIVUS by entering into a mortgage note agreement with Crown Bank, N.A. of  New Jersey.  In December 2005, VIVUS purchased the land and buildings for $7.1 million funded by $3.3 million, which had previously been classified as restricted cash, and the remainder from its general cash account.  In January 2006, VIVUS received proceeds from the mortgage note of $5.4 million.  Together, the note and the previously restricted cash allowed VIVUS to purchase the facility with no additional out-of-pocket cash.

•                  Receipt of Milestone Payment from European Distributor – In January 2006, VIVUS received a milestone payment from its European distributor, MEDA AB of $2 million.  The milestone payment provides MEDA with the right to continue to sell and distribute MUSE in its European territories.  VIVUS and MEDA entered into a ten-year distribution agreement in 2002.  In September of 2005, MEDA finalized its acquisition of the German pharmaceutical group Viatris.  This acquisition significantly strengthened their sales and marketing capabilities in the major European markets.

Our Product Pipeline

We currently have four research and development programs targeting female and male sexual health:

Product	Indication	Status	Patent Expiry and Number
Evamist (Estradiol-MDTS)	Menopausal symptoms	Phase 3 completed	2017 (US 6,818,226)
ALISTA (topical alprostadil)	Female sexual arousal disorder (FSAD)	Phase 2B ongoing	2017 (US 5,877,216)
Testosterone MDTS	Hypoactive sexual desire disorder (HSDD)	Phase 2 completed	2017 (US 6,818,226)
Avanafil (PDE5 inhibitor)	Erectile dysfunction (ED)	Phase 2 completed	2020 (US 6,656,935)

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

Premarin®, an oral preparation of conjugated equine estrogens, is the most widely prescribed estrogen therapy in the United States. In 2004, a long-term, large-scale study that evaluated the effects of Premarin was terminated by the National Institutes of Health. This study, called the Women’s Health Initiative (WHI), demonstrated an increase in the number of strokes and deep vein thromboses in women receiving Premarin as compared to placebo. This finding may be explained by previously published studies, which showed that when given orally, conjugated equine estrogens are associated with potentially deleterious changes in triglycerides, inflammatory mediators, and certain clotting factors. We believe that these changes may be the result of the liver’s metabolism of oral conjugated equine estrogens.

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

Clinical Status

In December 2004, we initiated our Phase 3 study of Evamist in the United States to evaluate its safety and efficacy in menopausal women suffering from vasomotor symptoms. We received a Special Protocol Assessment (SPA) from the FDA, which is an official agreement that documents the agreed upon terms and conditions under which we will conduct and analyze the data from our Phase 3 trial. The primary endpoint is to assess the decrease in the frequency and severity of hot flashes at 4 and 12 weeks of treatment. In September 2005, we completed enrollment for this trial. In March 2006, the final subject completed the last visit. Results from this study are expected to be available in the second quarter of 2006. Assuming favorable study results, we anticipate submitting the New Drug Application (NDA) for Evamist mid year 2006.

ALISTA

Female Sexual Arousal Disorder

FSAD, the persistent or recurrent inability to attain or maintain sufficient sexual excitement resulting in personal distress, has been reported to occur in 20% to 25% of women suffering from FSD. Sexual arousal in females involves vasodilation, or increased genital blood flow, which results in increased clitoral sensation and vaginal lubrication. Reduced vasodilation and lubrication resulting from atherosclerosis, diabetes and advancing age as well as surgeries such as hysterectomies can deleteriously affect a woman’s ability to become sexually aroused.

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

We initiated a clinical trial of ALISTA in 2004 in post-menopausal women with FSAD. In mid 2004 the FDA revised the guidance on the endpoints necessary for approval of products to treat FSAD. The primary endpoint of the current study is the increase in the number of SSEs per month during the 24-week treatment period relative to the initial 8-week baseline period. The trial will also measure changes in arousal and distress associated with the patients’ FSAD; however the trial was not designed for co-primary endpoints. Over 300 women who have undergone a hysterectomy and who have been diagnosed with FSAD were enrolled at 45 centers throughout the United States. In December 2005, we announced that we had completed enrollment in this multi-center, randomized, double-blind, placebo-controlled Phase 2B study. Patients are expected to complete the trial late in the third quarter of 2006. Pending completion of the study the data will be compiled and analyzed, and the results announced before the end of 2006. Our development plan for ALISTA calls for subsequent large-scale confirmatory studies following completion of the current clinical trial. For regulatory approval, the FDA now requires co-primary endpoints that must include statistically significant increases in both the number of SSEs and improvement in the self-assessed level of sexual arousal using validated questionnaires.

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

We have met with the FDA to share results from our Phase 2 clinical study and to discuss the Phase 3 study requirements for obtaining approval for this indication.  Although final Phase 3 protocols have not been agreed upon, the FDA provided guidance to us on the size of and endpoints for the Phase 3 program.  Based on the meetings and the discussions with the FDA, we intend to complete the design of the Phase 3 safety and efficacy studies for the use of Testosterone MDTS to treat HSDD over the next several months. We intend to submit our Phase 3 safety and efficacy protocol under a Special Protocol Assessment (SPA) in the second quarter of 2006.

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

The worldwide sales in 2005 of PDE5 inhibitor products for ED were in excess of $2.7 billion, including approximately $1.6 billion in sales of Viagra, approximately $747 million in sales of Cialis and approximately $313 million in sales of Levitra. Based on the aging baby boomer population and the desire to maintain an active sexual lifestyle, we believe the market for PDE5 inhibitors will continue to grow.

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

An End-of-Phase 2 meeting with the FDA for avanafil took place in November 2005. We discussed the Phase 2 results and the proposed protocol for the Phase 3 trials. Based on feedback from the FDA at this meeting, we will be completing several non-clinical and one clinical Phase 1 study prior to the initiation of Phase 3. In addition, it is our intention to request a Special Protocol Assessment for our Phase 3 protocol from the FDA.

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

•      Rebates and Sales Reserves: We have estimated reserves for government chargebacks for goods purchased by certain Federal government organizations including the Veterans Administration, Medicaid rebates to states for goods purchased by patients covered by Medicaid, other rebate programs and cash discounts for prompt payment. We estimate our reserves by utilizing historical information and data obtained from external sources. In estimating government chargeback reserves, we analyze actual chargeback amounts and apply historical chargeback rates to estimates of the quantity of units sold subject to chargebacks. Revisions to chargebacks estimates are charged to income in the period in which the facts that give rise to the revisions become known. We routinely reassess the chargeback estimates and adjust the reserves accordingly. Revisions to chargebacks estimates are charged to income in the period in which the facts that give rise to the revision become known.  In estimating Medicaid and other rebates, the historical rebate percentage is used to estimate future rebates. Effective January 1, 2006, MUSE will no longer qualify for Medicaid reimbursement, which we do not believe will have a significant impact on our business. For qualified customers, we grant payment terms of 2%, net 30 days. Allowances for cash discounts are estimated based upon the amount of trade accounts receivable subject to the cash discounts. We routinely assess our experience with cash discounts, Medicaid and other rebates and government chargebacks and adjust the reserves accordingly. If actual government chargebacks, Medicaid rebates, rebate and cash discounts are greater than our estimates, additional reserves may be required.

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

•      Inventories: We record inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the quarter ended September 30, 1998, we established significant reserves against our inventory to align with new estimates of expected future demand for MUSE. VIVUS had built up its inventory level prior to and after the launch of Viagra and had not anticipated the impact that Viagra would have on the demand for MUSE. As of March 31, 2006, the remaining inventory reserve balance is $3.8 million relating to raw materials and components. Some portion of the fully reserved inventory was used in production in the first quarters of 2006 and 2005. In the fourth quarter of 2004, we stopped using the fully reserved raw materials inventory in production and determined that we would not likely use this inventory in future production. In the first quarter of 2005, we determined that we likely would continue to use some portion of the fully reserved component parts in production. To the extent that this fully reserved inventory was used in production in the first quarters of 2006 and 2005, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold.

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

•      Share-Based Payments. We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), Share-Based Payment. Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123(R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, the Company applied the existing accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant.

As of March 31, 2006, a total of 4,600,654 stock options were outstanding under the Company’s stock option plans. Stock-based compensation expense recognized for the first quarter of fiscal 2006 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Included in stock-based compensation expense in the first quarter of fiscal 2006 was $435,000 related to stock options and $55,000 related to the employee stock purchase plan, net of the estimated forfeitures.

As of March 31, 2006, unrecognized estimated compensation expense totaled $2.4 million related to non-vested stock options and $11,000 related to the employee stock purchase plan. The weighted average remaining requisite service period of the non-vested options was 1.5 years and the remaining requisite service period of the employee stock purchase plan was 1 month.

Valuation Assumptions

The fair value of stock options granted was estimated at March 31, 2006 using a Black-Scholes Model with the following weighted average assumptions:

Three months
ended
March 31
2006
Expected life (in years)	6.22
Volatility	76.77%
Risk-free interest rate	4.82%
Dividend yield	0.00%

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (“SAB 107”) which averages an award’s weighted average vesting period and expected term for “plain vanilla” share options. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exerciseability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; options are non-transferable and non-hedgeable.

Expected Volatility: We estimated volatility using the historical share price performance over the expected life of the option. We also considered other factors such as our current clinical trials and other company activities that may affect volatility of our stock in the future but determined that at this time, the historical volatility was more indicative of our expected future stock performance. The range of expected volatility used in the Black-Scholes Model in the first quarter of 2006 was 68% to 77%.

Estimated Pre-vesting Forfeitures: The Company develops pre-vesting forfeiture assumptions based on an analysis of historical data.

The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under SFAS 123(R). Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with SFAS 123(R) and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us. For this reason, and because we do not view share-based compensation as related to our operational performance, we exclude estimated share-based compensation expense when evaluating the business performance of our operating segments.

The guidance in SFAS 123(R) and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Theoretical valuation models and market-based methods are evolving and may result in lower or higher fair value estimates for share-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls. Market-based methods are emerging that, if employed by us, may dilute our earnings per share and involve significant transaction fees and ongoing administrative expenses. The uncertainties and costs of these extensive valuation efforts may outweigh the benefits to investors.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this provision during the first quarter of 2006 did not have a material impact on our results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement is meant to eliminate any differences existing between the FASB standards and the standards issued by the International Accounting Standards Board by clarifying that any abnormal idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. The adoption of this Statement by VIVUS in the first quarter of 2006 did not have a material impact on results of operations, financial position or cash flows as we had previously expensed a portion of our manufacturing overhead as period cost due to excess capacity.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

For the three months ended March 31, 2006, we reported a net loss of $8.8 million, or $0.20 net loss per share, as compared to a net loss of $8.8 million, or $0.22 net loss per share, during the same period in 2005. The net loss was similar in the first quarter 2006 as compared to 2005. Revenues were higher by $638,000 and operating expenses were higher by $676,000 in 2006. Contributing to the increase in operating expenses was $490,000 of stock compensation expense in the first quarter of 2006 from the adoption of  SFAS 123(R). There was no corresponding expense in the first quarter of 2005.

We anticipate continued losses over the next several years because we expect MUSE sales to remain steady, and we plan to continue to invest in clinical development of our current research and development product candidates to bring those potential products to market.

Revenue

	(In thousands, except percentages) Three Months Ended March 31,		Increase/ (Decrease)	% Change
	2006	2005
United States product, net	$963	$396	$567	143%
International product	188	192	(4)	(2)%
Other revenue	116	41	75	183%
Total revenues	$1,267	$629	$638	101%

Total  revenue for the quarter ended March 31, 2006 was $1.3 million, compared to $629,000 for the quarter March 31, 2005. United States product revenue in the first quarter 2006 increased to $963,000 from $396,000 in 2005.  International product revenue was $188,000 for the quarter ended March 31, 2006, compared to $192,000 in the same period last year.  Other revenue increased by $75,000 to $116,000 in the first quarter of 2006 as compared to the first quarter of 2005.

The increase in United States product revenue included the impact of changes in reserves for government discounts, also known as chargebacks. In the quarter ended March 31, 2005, revenues were negatively impacted due to changes in the chargeback reserve to reflect the revised United States government pricing for purchases of MUSE.  In the first quarter of 2006, the revenues were higher as compared to the same period last year due to refinements of the chargeback reserve based upon updated wholesaler inventory estimates of MUSE.

Similar to prior years, wholesalers made purchases in the fourth quarter of 2005 that were greater than demand, however the buy-in for 2005 was lower than the buy-in for 2004. Based on the fourth quarter 2005 demand for MUSE, we estimate purchases made by wholesalers in the fourth quarter of 2005 represented approximately four months of excess demand. We estimate that the inventory at the wholesale level has decreased since the beginning of 2006. U.S quarterly demand for MUSE, as measured by independent third-party prescription data and data from our distributors, has been consistent over the last five quarters, approaching 200,000 units per quarter. The increase in other revenue is primarily due to the amortization of a $2.0 milestone payment from our European Distributor, Meda AB, that we received in the first quarter of 2006.

Given the stabilization of demand and the strategic buying in the fourth quarter of 2005, we anticipate worldwide revenues of MUSE in 2006 will be similar to those seen in 2005.

Cost of goods sold and manufacturing.

	(In thousands, except percentages) Three Months Ended March 31,			%
	2006	2005	Increase	Change

Cost of goods sold and manufacturing	$3,020	$2,090	$930	44%

Cost of goods sold and manufacturing (“cost of goods sold”) in the first quarter of 2006 increased $930,000, or 44%, to $3.0 million, as compared to $2.1 million for the first quarter of 2005. Cost of goods sold increased in the first quarter of 2006 as compared to the same period of 2005, primarily due to the recording of a loss contingency of $762,000 related to an alprostadil purchase commitment in excess of production needs and the recording of $99,000 of stock compensation expense as a result of the adoption of SFAS 123(R). There were no comparable charges in the first quarter of 2005.

We anticipate that cost of goods sold in 2006 will remain consistent with 2005 costs.

Research and development.

	(In thousands, except percentages) Three Months Ended March 31,			%
	2006	2005	(Decrease)	Change

Research and development	$3,560	$4,265	$(705)	(17)%

Research and development expenses for the first quarter of 2006 were $3.6 million, as compared to $4.3 million for the three months ended March 31, 2005. Decreased clinical trial and project activity for Testosterone MDTS, Evamist, avanafil and ALISTA resulted in decreased spending for these projects of $1.5 million during the first quarter of 2006, as compared to the same period last year. This decrease was partially offset by an increase of $537,000 in other project expenses, outside the area of sexual dysfunction, and a $206,000 increase in other clinical spending in the first quarter of 2006, as compared to the quarter ended March 31, 2005.

We anticipate that our research and development expenses will decrease in 2006 as compared to 2005; however, based upon results of clinical trials or other new information, results of obtaining additional funding or as a result of entering into a collaborative arrangement, we may decide to increase research and development expenses at any time to pursue additional projects or studies. We do not expect to recognize revenue from sales of any new product candidates being developed through our research and development efforts for several years.

Selling, general and administrative.

	(In thousands, except percentages) Three Months Ended March 31,			%
	2006	2005	Increase	Change
Selling, general and administrative	$3,672	$3,221	$451	14%

Selling, general and administrative expenses in the three months ended March 31, 2006 of $3.7 million increased $451,000, or 14% as compared to the three months ended March 31, 2005. This increase is primarily due to $280,000 in additional stock compensation expense as a result of the adoption of SFAS 123(R) in the first quarter of 2006, an incremental increase in legal fees of $254,000, and $145,000 in additional product marketing and sales related expenses partially offset by a $189,000 decrease in accounting and audit fees expense, primarily related to compliance with the requirements of Sarbanes-Oxley, in the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005.

Interest income and expense.

Interest income for the quarter ended March 31, 2006 was $327,000, as compared to $192,000 for the quarter ended March 31, 2005. The increase is primarily due to an increase in our investment yields from the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2006. Interest expense for the quarter ended March 31, 2006 was $162,000 as compared to $58,000 during the same period last year.  The increased interest expense is primarily due to the Crown Bank loan which was obtained on January 4, 2006 and a higher loan balance outstanding for the Tanabe loan.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Unrestricted cash, cash equivalents and available-for-sale securities totaled $29.0 million at March 31, 2006, as compared to $27.0 million at December 31, 2005. The increase in cash, cash equivalents and available-for-sale securities of $2.0 million is the net result of the $5.4 million loan obtained from Crown Bank, N.A., the collection of amounts owed at December 31, 2005 from customers as measured by a decrease in accounts receivable offset by cash used in operations and investment activities for the quarter.

Since inception, we have financed operations primarily from the issuance of equity securities. Through March 31, 2006, we raised $174.1 million from financing activities and had an accumulated deficit of $155.9 million at March 31, 2006.

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

Accounts Receivable. Accounts receivable (net of allowance for doubtful accounts) at March 31, 2006 was $656,000, as compared to $7.6 million at December 31, 2005. The 91% decrease in the accounts receivable balance at March 31, 2006 is primarily due to the collection of 96% of the accounts receivable outstanding at December 31, 2005. Currently, we do not have any significant concerns related to accounts receivable or collections.

Liabilities. Total liabilities were $26.8 million at March 31, 2006, $4.2 million higher than at December 31, 2005.  The change in total liabilities is primarily due to the $5.4 million loan received from Crown Bank on January 4, 2006.

We have entered into manufacturing agreements with suppliers to purchase raw materials. As of March 31, 2006, our remaining commitment under these agreements is to purchase a minimum of $3.8 million of product from 2006 through 2008. In the first quarter of 2006, the Company recorded a $762,000 loss contingency related to a purchase commitment of alprostadil that it expects to receive in the second quarter of 2006.  Should our inventory of raw materials exceed our future production needs, it may be necessary to write-off any additional excess inventory.

Operating Activities. Our operating activities used $2.8 million and provided $21,000 of cash during the three months ended March 31, 2006 and 2005, respectively. During the first three months of 2006, our net operating loss of $8.8 million was offset by a $7.0 million reduction in our accounts receivable due to the collection of monies owed to us. During the first three months of 2005 our net operating loss of $8.8 million was offset by a $9.2 million reduction in our accounts receivable due to the collection of monies owed to us.

Investing Activities. Our investing activities used $3.9 million and provided $13.0 million in cash during the three months ended March 31, 2006 and 2005, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.  In addition, during the first quarter of 2006, we provided Crown Bank with a $700,000 Certificate of Deposit as security for the loan agreement we entered into with them on January 4, 2006.

Financing Activities. Financing activities provided cash of $5.6 million and $20.6 million during the three months ended March 31, 2006 and 2005, respectively. In the first quarter of 2006, this is primarily due to the $5.3 million net proceeds from Crown Bank loan we entered into on January 4, 2006.  In the quarter ended March 31, 2005, these amounts include the March 15, 2005 sale of 6,250,000 shares of our common stock at a price of $3.40 per share, providing us with net proceeds of $19.6 million and proceeds from the exercise of stock options.  In both the first three months of 2006 and 2005, these amounts also include borrowings under note arrangements.

In the first quarter of 2004, we signed an agreement for a line of credit with Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil. The secured line of credit may be drawn upon quarterly and each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of 2%. As of March 31, 2006, we had a long-term notes payable balance of $5.5 million and $3.0 million remaining available on the credit line.  We borrowed an additional $370,000 under this credit line in the first three months of 2006 as compared to $700,000 in the quarter ended March 31, 2005.

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

Overview of Contractual Obligations

		Payments Due by Fiscal Year (in thousands)
Contractual Obligations	Total	2006 (9 months)	2007-2009	2010-2011	Thereafter
Operating Leases (1)	$612	$612	—	—	—
Purchases (2)	3,825	1,530	$2,295	—	—
Notes Payable (3)	10,895	80	5,547	$684	$4,584
Other Long Term Liabilities (4)	600	600	—	—	—
Total	$15,932	$2,822	$7,842	$684	$4,584

(1)     We purchased our previously leased manufacturing facilities in Lakewood, New Jersey on December 22, 2005. In January 2000, we entered into a seven-year lease for our corporate headquarters in Mountain View, California, which expires in January 2007.

(2)     In November 2002, we entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. Our remaining commitment under this agreement is to purchase a minimum total of $2.3 million of product from 2006 through 2008. In 2005 we purchased $765,000 of product.  We did not purchase any product from this supplier in the first quarter of 2006.

In January 2004, we entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. In February 2006, we amended the terms of this agreement to require the purchase of a minimum total of $1.5 million of product from 2006 through 2008. In 2005 we purchased $240,000 of product.  We did not purchase any product from this supplier in the first quarter of 2006.

(3)     In the first quarter of 2004, we signed an agreement for a secured line of credit with Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil. The secured line of credit may be drawn upon quarterly and each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of 2%. There are no financial covenants associated with this secured line of credit. Under certain conditions, at the Company’s option, payments on this secured line of credit may be made, in whole or in part, in common stock. As of March 31, 2006, we have $3.0 million of available credit under this agreement.

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

(4)     Other Long Term Liabilities at December 31, 2005 includes $2.0 million for a licensing fee obligation, due under the terms of our 2001 Development, Licensing and Supply Agreement with Tanabe related to a Phase 2 clinical trial with avanafil initiated in the first quarter of 2004 and completed in 2005. We paid $1.4 million of this licensing fee in March 2006, with the $600,000 balance paid in April 2006.

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

Interest Rate Risk

We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum weighted average of our maturity of our investments does not exceed 18 months. If a 10% change in interest rates were to have occurred on March 31, 2006, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

We are also exposed to interest rate risk on the $5.4 million loan from Crown Bank, N.A. obtained on January 4, 2006. The loan is payable over a 10-year term and the interest rate will be fixed at 8.25%, which is the prime rate plus 1% at the time of funding and then will be adjusted annually to a fixed rate for the year equal to the prime rate plus 1% with a floor of 7.5%.

ITEM 4. CONTROLS AND PROCEDURES

(a.) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS AFFECTING OPERATIONS AND FUTURE RESULTS

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

The process of developing new drugs and/or therapeutic products is inherently complex, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. Product candidates that may appear to be promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoint due to statistical anomalies even though clinical benefit was achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance.

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

We rely on third parties to conduct pre-clinical and clinical trials and studies for our product candidates in development and those third parties may not perform satisfactorily.

Like many companies our size, we do not have the ability to conduct pre-clinical or clinical studies for our product candidates without the assistance of third parties who conduct the studies on our behalf. These third parties are usually toxicology facilities and clinical research organizations, or CROs, that have significant resources and experience in the conduct of pre-clinical and clinical studies. The toxicology facilities conduct the pre-clinical safety studies as well as all associated tasks connected with these studies. The CROs typically perform patient recruitment, project management, data management, statistical analysis, and other reporting functions. We intend to use several different toxicology facilities and CROs for all of our pre-clinical and clinical studies. If these third party toxicology facilities or CROs do not successfully carry out their contractual duties or meet expected timelines, we may not be able to obtain regulatory approvals for our proposed products on a timely basis, if at all, and we may not be able to successfully commercialize these proposed products. If these third party toxicology facilities or CROs do not perform satisfactorily, we may not be able to locate acceptable replacements or enter into favorable agreements with them, if at all.

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

Results from a single center study reported in mid-2005 show a potential benefit from the therapeutic use of MUSE following radical prostatectomy. MUSE is indicated for the treatment of erectile dysfunction caused by trauma including surgeries such as a radical prostatectomy. We are sponsoring clinical trials to study the effects of MUSE therapy following radical prostatectomy. We believe physicians are beginning to prescribe MUSE for use following radical prostatectomy. All promotional materials and efforts are subject to FDA review. If our promotional materials and efforts are altered, modified or halted by the FDA for any reason, future sales of MUSE could be negatively affected.

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

We hold various patents and patent applications in the United States and abroad targeting male and female sexual health among other products. The success of our business depends, in part, on our ability to obtain patents and maintain adequate protection of our intellectual property for our proprietary technology and products in the United States and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and processes allowing for meaningful defense of intellectual property rights. If we do not adequately protect our intellectual property, competitors may be able to use our technologies and erode our competitive advantage, and our business and operating results could be harmed.

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

We have an accumulated deficit of $155.9 million as of March 31, 2006 and expect to continue to incur substantial operating losses for the foreseeable future.

We have generated a cumulative net loss of $155.9 million for the period from our inception through March 31, 2006, and we anticipate losses for the next several years due to increased investment in our research and development programs and limited revenues. There can be no assurance that we will be able to achieve profitability or that we will be successful in the future.

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

Changes in financial accounting standards related to share-based payments are expected to continue to have a significant effect on our reported results.

On January 1, 2006, we adopted the revised statement of Financial Accounting Standards No. SFAS 123R (“SFAS 123(R)”), Share-Based Payment, which requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this new standard is expected to continue to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and we employ different assumptions or different valuation methods in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period, which could negatively affect our stock price and our stock price volatility.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The list of Exhibits as required by Item 601 of Regulation S-K.

A. EXHIBITS:

EXHIBIT NUMBER		DESCRIPTION

3 .2	(2)	Amended and Restated Certificate of Incorporation of the Company

3 .3	(1)	Bylaws of the Registrant, as amended

3 .4	(3)	Certificate of Designations of Rights, Preferences and Privileges of Series A Participating Preferred Stock

4 .1	(2)	Specimen Common Stock Certificate of the Registrant

EXHIBIT NUMBER		DESCRIPTION
4 .5	(3)

Second Amended and Restated Preferred Shares Rights Agreement, dated as of April 15, 1997 by and between the Registrant and Harris Trust Company of California, including the Certificate of Determination, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively

10.53A	††	First Amendment and Waiver Manufacture and Supply Agreement, dated February 21, 2006 by and between the Company and NeraPharm spol, s.r.o.

31 .1		Certification of Chief Executive Officer, dated May 4, 2006, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31 .2		Certification of Chief Financial Officer, dated May 4, 2006, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 4, 2006	VIVUS, Inc.

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

10.53A	††	First Amendment and Waiver Manufacture and Supply Agreement, dated February 21, 2006 by and between the Company and NeraPharm spol, s.r.o.

31.1		Certification of Chief Executive Officer, dated May 4, 2006, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated May 4, 2006, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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