Form 10-Q
period 2006-06-30
VIVUS INC
filed 2006-08-07
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

At July 25, 2006, 48,382,517 shares of common stock were outstanding.

VIVUS, INC.

Quarterly  Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	JUNE 30 2006	DECEMBER 31 2005*
	(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$26,545	$22,236
Available-for-sale securities	7,451	4,770
Accounts receivable, net of allowance for doubtful accounts of $110 and $202 at June 30, 2006 and December 31, 2005, respectively	1,490	7,604
Inventories, net	4,172	4,504
Prepaid expenses and other assets	1,221	1,024
Total current assets	40,879	40,138
Property and equipment, net	8,901	9,144
Restricted cash	700	—
Total assets	$50,480	$49,282
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,679	$3,779
Product returns	2,365	3,016
Accrued research and clinical expenses	952	1,886
Accrued licensing fees	—	1,972
Accrued chargeback reserve	782	1,832
Accrued employee compensation and benefits	1,103	1,280
Income taxes payable	1,216	1,215
Accrued and other liabilities	2,499	1,589
Total current liabilities	11,596	16,569

Notes payable	11,282	5,164
Deferred revenue	2,417	948
Total liabilities	25,295	22,681

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock; $.001 par value; 200,000 shares authorized; 48,383 shares issued and outstanding at June 30, 2006 and 44,642 at December 31, 2005	48	45
Additional paid-in capital	186,827	173,613
Accumulated other comprehensive loss	—	(30)
Accumulated deficit	(161,690)	(147,027)
Total stockholders’ equity	25,185	26,601
Total liabilities and stockholders’ equity	$50,480	$49,282

* Derived from audited consolidated financial statements filed in the Company’s 2005 Annual Report on Form 10-K.

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30 2006	JUNE 30 2005	JUNE 30 2006	JUNE 30 2005
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenue:
United States product, net	$2,637	$1,321	$3,600	$1,717
International product	888	355	1,076	547
Other revenue	115	40	231	81
Total revenue	3,640	1,716	4,907	2,345
Operating expenses:
Cost of goods sold and manufacturing	2,895	2,049	5,915	4,139
Research and development	3,301	5,661	6,861	9,926
Selling, general and administrative	3,496	2,894	7,168	6,115
Total operating expenses	9,692	10,604	19,944	20,180

Loss from operations	(6,052)	(8,888)	(15,037)	(17,835)

Interest and other income (expense):
Interest income, net	221	258	386	392
Other expense	—	(12)	—	(23)
	221	246	386	369
Loss before provision for income taxes	(5,831)	(8,642)	(14,651)	(17,466)
Provision for income taxes	(6)	(8)	(12)	(21)
Net loss	$(5,837)	$(8,650)	$(14,663)	$(17,487)
Other comprehensive loss:
Unrealized gain on securities	3	18	30	2
Comprehensive loss	$(5,834)	$(8,632)	$(14,633)	$(17,485)

Net loss per share:
Basic and diluted	$(0.12)	$(0.19)	$(0.32)	$(0.42)
Shares used in per share computation:
Basic and diluted	46,776	44,508	45,715	41,958

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	SIX MONTHS ENDED JUNE 30
	2006	2005
	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,663)	$(17,487)
Adjustments to reconcile net loss to net cash used for operating activities:
Provision for doubtful accounts	(92)	(13)
Depreciation	540	870
Stock-based compensation expense	1,054	20
Loss on disposal of property and equipment	—	27
Changes in assets and liabilities:
Accounts receivable	6,206	8,399
Inventories	332	(1,176)
Prepaid expenses and other assets	(197)	(161)
Accounts payable	(1,100)	(997)
Product returns	(651)	(602)
Accrued research, clinical and licensing fees	(2,906)	795
Accrued chargeback reserve	(1,050)	(409)
Accrued employee compensation and benefits	(177)	(341)
Accrued and other liabilities	2,377	(322)
Net cash used in operating activities	(10,327)	(11,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(294)	(69)
Restricted cash	(700)	—
Investment purchases	(8,365)	(11,784)
Proceeds from sale/maturity of securities	5,714	19,951
Net cash (used in) provided by investing activities	(3,645)	8,098

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under note agreements	6,158	1,117
Principal payments under note agreement	(40)	—
Exercise of common stock options	30	300
Sale of common stock through employee stock purchase plan	167	120
Proceeds from issuance of common stock	11,966	19,584
Net cash provided by financing activities	18,281	21,121

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,309	17,822
CASH AND CASH EQUIVALENTS:
Beginning of period	22,236	8,304
End of period	$26,545	$26,126

NON-CASH INVESTING ACTIVITIES:
Unrealized gain on securities	$30	$2

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005, as filed on March 13, 2006 with the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2. STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS 123(revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, restricted stock, and stock appreciation rights (SARS) based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of January 1, 2006, the first day of fiscal year 2006. The Unaudited Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for the first half of fiscal 2006 are not directly comparable to the same period in the prior year.

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

Prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company applied the existing accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to awards granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing model (Black-Scholes Model) and amortized on an accelerated basis over the requisite service period of the individual grants, which generally equals the vesting period. In the pro forma information for the periods prior to 2006, the Company accounted for forfeitures as they occurred.  The disclosures for the six months ended June 30, 2006 were not presented because stock-based awards were accounted for under SFAS 123(R)’s fair-value method during this period.

	Three months ended	Six months ended
	June 30 2005	June 30 2005
Net loss, as reported	$(8,650)	$(17,487)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all rewards, net of tax	(516)	(839)
Pro forma net loss	$(9,166)	$(18,326)
Pro forma net loss per share:
Basic and diluted	$(0.21)	$(0.44)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the six months ended June 30, 2005: no dividend yield, expected volatility between 49% and 50%, risk-free interest rates between 3% and 4% and an expected life of 5 years.

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the six months ended June 30, 2006 was comprised as follows (in thousands, except per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of goods sold and manufacturing	$87	$186
Research and development	195	306
Selling, general and administrative	282	562
Share-based compensation expense before taxes	564	1,054
Related income tax benefits	—	—
Share-based compensation expense, net of taxes	$564	$1,054
Net share-based compensation expense, per common share:
Basic and diluted	$0.01	$0.02

At June 30, 2006, a total of 4,775,366 stock options were outstanding under the Company’s stock option plans. Stock-based compensation expense recognized for the three and six months ended June 30, 2006 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Included in stock-based compensation expense in the six months ended June 30, 2006 was $970,000 related to stock options and $84,000 related to the employee stock purchase plan, net of the estimated forfeitures.

As of June 30, 2006, unrecognized estimated compensation expense totaled $2.2 million related to non-vested stock options and $55,000 related to the employee stock purchase plan. The weighted average remaining requisite service period of the non-vested options was 1.4 years and the remaining requisite service period of the employee stock purchase plan was 4.5 months.

Valuation Assumptions

The fair value of stock options granted in the three and six months ended June 30, 2006 was estimated using a Black-Scholes Model with the following weighted average assumptions:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Expected life (in years)	6.07	6.17
Volatility	74.32%	75.95%
Risk-free interest rate	5.11%	4.92%
Dividend yield	0.00%	0.00%

The fair value of each outstanding stock option award in prior years was estimated on the date of grant using a Black-Scholes Model. Assumptions used in the model for the prior year grants are described in the Company’s Annual Report on Form 10-K.

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (“SAB 107”) which averages an award’s weighted average vesting period and its contractual term for “plain vanilla” share options. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exerciseability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable.

Expected Volatility: We estimated volatility using the historical share price performance over the expected life of the option. We also considered other factors such as our current clinical trials and other company activities that may affect volatility of our stock in the future but determined that at this time, the historical volatility was more indicative of our expected future stock performance. The range of expected volatility used in the Black-Scholes Model was 63% to 77%.

Expected Dividend: The Black-Scholes Model requires a single expected dividend yield as an input. The Company does not anticipate paying any dividends in the near future.

Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the Black-Scholes Model on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term, in effect during the period of the grant. The range of risk-free interest rates used in the Black-Scholes Model was 4.25% to 5.11%.

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

4. INVENTORIES

Inventories are recorded net of reserves of $3.7 million and $3.8 million as of June 30, 2006 and December 31, 2005, respectively. Inventory balances, net of reserves, consist of (in thousands):

	JUNE 30, 2006	DECEMBER 31, 2005

Raw materials	$3,294	$3,666
Work in process	52	33
Finished goods	826	805
Inventory, net	$4,172	$4,504

As noted above, the Company has recorded significant reserves against the carrying value of its inventory of raw material and certain component parts. The reserves relate primarily to inventory that the Company previously estimated would not be used.  In the fourth quarter of 2004, the Company determined that it would likely not use the fully reserved raw materials inventory in future production and, consequently, none of the reserved raw materials was used in either the first half of 2005 or 2006. As of June 30, 2006 we do not intend to use any of the reserved raw materials in production. In the first quarter of 2005, the Company determined that it likely would continue to use some portion of the fully reserved component parts in production.  The Company used $26,000 and $40,000 of its fully reserved component parts inventory during the first six months of 2006 and 2005, respectively.  The fully reserved inventory is charged to cost of goods sold at a zero basis when used, which has a favorable impact on gross profit.  The original cost of the fully reserved inventory related to component parts is $891,000 as of the end of the first six months of 2006, and we intend to continue to use this reserved component parts inventory in production when appropriate.

5. NOTES PAYABLE

In the first quarter of 2004, the Company signed an agreement for a secured line of credit with Tanabe Holding America, Inc., a subsidiary of Tanabe Seiyaku Co., Ltd., or Tanabe, allowing it to borrow up to $8.5 million to be used for the development of avanafil, an erectile dysfunction compound that has completed Phase 2 clinical trials. The secured line of credit may be drawn upon quarterly and each quarterly borrowing has a 48-month term and bears interest at the annual rate of 2%. There are no financial covenants associated with this secured line of credit. Under certain conditions, at the Company’s option, payments on this secured line of credit may be made, in whole or in part, in common stock. As of June 30, 2006, we had long-term notes payable to Tanabe of $6.1 million, and $2.4 million of available credit under this agreement. All the assets of the Company, except land and buildings, and restricted cash of $700,000 serve as collateral for this line of credit.

The amount of each quarterly borrowing and its due date are (in thousands):

Date of Note	Amount of Note	Due Date
March 31, 2004	$315	March 31, 2008
June 30, 2004	883	June 30, 2008
September 30, 2004	1,007	September 30, 2008
December 31, 2004	1,034	December 31, 2008
March 31, 2005	700	March 31, 2009
June 30, 2005	417	June 30, 2009
September 30, 2005	573	September 30, 2009
December 31, 2005	235	December 31, 2009
March 31, 2006	370	March 31, 2010
June 30, 2006	524	June 30, 2010
Total	$6,058

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

6. AGREEMENTS

During the first quarter of 2004, VIVUS initiated a Phase 2 clinical trial with avanafil, its oral PDE5 inhibitor product candidate for the treatment of erectile dysfunction. Under the terms of the 2001 Development, Licensing and Supply Agreement with Tanabe, the Company paid a $2.0 million license fee obligation to Tanabe during the six months ended June 30, 2006. The Company expects to make other substantial payments to Tanabe in accordance with its agreements with Tanabe. These payments are based on certain development, regulatory and sales milestones. In addition, VIVUS is required to make royalty payments on any future product sales.

In February 2004, the Company entered into exclusive licensing agreements with Acrux Limited and a subsidiary of Acrux under which it has agreed to develop and commercialize Testosterone MDTS (metered-dose transdermal spray) and Evamist in the United States for various female health applications. Under the terms of the agreements, the Company agreed to pay to Acrux combined licensing fees of $3.0 million, up to $4.3 million for the achievement of certain clinical development milestones, up to $6.0 million for achieving product approval milestones, and royalties on net sales in the United States upon commercialization of each product. In particular, a $1.0 million milestone payment will be due to Acrux upon the submission of a New Drug Application (“NDA”) to the FDA for Evamist, which the Company anticipates filing in the second half of 2006.  The Company expensed $0 and $375,000 of milestone and licensing fees under the terms of the agreements in the first six months of 2006 and 2005, respectively.

The Company has entered into several agreements to license patented technologies that are essential to the development and production of the Company’s transurethral product for the treatment of erectile dysfunction (ED). These agreements generally required milestone payments during the development period. In connection with these agreements, the Company is obligated to pay royalties on product sales covered by the license agreements (4% of United States and Canadian product sales and 3% of sales elsewhere in the world).

International sales are transacted through distributors. The distribution agreements include certain milestone payments from the distributors to the Company upon achieving established sales thresholds.

7. NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share, or EPS. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options. Potentially dilutive options outstanding of 320,071 and 29,815 at June 30, 2006 and 2005, respectively, are excluded from the computation of diluted EPS for the second quarter of 2006 and 2005 because the effect would have been anti-dilutive. Potentially dilutive options outstanding of 220,980 and 135,290 at June 30, 2006 and 2005, respectively, are excluded from the computation of diluted EPS for the first six months of 2006 and 2005 because the effect would have been anti-dilutive.

8. STOCK OPTION AND PURCHASE PLANS

Stock Option Plan

Under the 2001 Stock Option Plan, or the 2001 Plan, which was approved by the stockholders at the annual meeting held on June 5, 2002, the Company may grant incentive or non-statutory stock options or stock purchase rights, or SPRs. The maximum aggregate number of shares that may be optioned and sold under the 2001 Plan is 1,000,000 shares plus (a) any shares that have been reserved but not issued under the Company’s 1991 Incentive Stock Option Plan, or the 1991 Plan; (b) any shares returned to the 1991 Plan as a result of termination of options or repurchase of shares issued under the 1991 Plan; and (c) an annual increase to be added on the first day of the Company’s fiscal year beginning 2003, equal to the lesser of (i) 1,000,000 shares, (ii) 2.5% of the outstanding shares on such date, or (iii) a lesser amount determined by the Board. The 2001 Plan allows the Company to grant incentive stock options to employees at not less than 100% of the fair market value of the stock (110% of fair market value for individuals who control more than 10% of the Company stock) at the date of grant, as determined by the Board of Directors. The 2001 Plan allows the Company to grant non-statutory stock options to employees, directors and consultants at a price to be determined by the Board of Directors. The term of the option is determined by the Board of Directors on the date of grant but shall not be longer than ten years. The 2001 Plan allows the Company to grant SPRs to employees and consultants. Sales of stock under SPRs are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. The Company has a right, but not the obligation, to repurchase the shares at the original sale price, which expires at a rate to be determined by the Board of Directors. As of June 30, 2006, no SPRs have been granted under the 2001 Plan.

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

Details of option activity under these plans are as follows:

	Six Months Ended
	June 30, 2006		June 30, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,404,664	$4.31	4,114,785	$4.56
Granted	554,435	$3.22	551,248	$3.84
Exercised	(8,400)	$3.55	(96,625)	$3.11
Cancelled	(175,333)	$3.75	(515,401)	$5.40

Outstanding at end of period	4,775,366	$4.21	4,054,007	$4.39

Options exercisable at end of period	3,098,167		2,925,087
Weighted average fair value of options granted		$2.25		$2.12

At June 30, 2006, stock options were outstanding and exercisable as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2006	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable June 30, 2006	Weighted-Average Exercise Price
$2.00 - $3.73	1,936,342	6.7 years	$3.16	866,653	$2.82
$3.75 - $4.58	1,898,630	6.2 years	$4.17	1,414,730	$4.14
$4.59 - $8.08	940,394	5.6 years	$6.45	816,784	$6.57
$2.00 - $8.08	4,775,366	6.3 years	$4.21	3,098,167	$4.41

The aggregate intrinsic value of outstanding options as of June 30, 2006 was $1.3 million, of which $895,000 related to exercisable options.

At June 30, 2006, 1,164,583 options remain available for grant. Options under these plans generally vest over four years, and all options expire after ten years.

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

As of June 30, 2006, 983,555 shares have been issued to employees and there are 416,445 available for issuance under the Stock Purchase Plan.

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

In November 2002, the Company entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. The Company’s remaining commitment under this agreement is to purchase a minimum total of $2.3 million of product from 2006 through 2008.  There were no purchases made from this supplier in the first six months of 2006.

In January 2004, the Company entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. In February 2006, the terms of this agreement were amended.  In 2005, the Company purchased $240,000 of product and in the first six months of 2006, there were no purchases from this supplier.  Per the terms of the amended agreement, the Company will be required to purchase a minimum total of $1.5 million of additional product from 2006 through 2008.

The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable.  In the first quarter of 2006, the Company recorded a $762,000 loss contingency related to a purchase commitment of alprostadil, considered to be in excess of production needs, that it expects to receive in the third quarter of 2006.

10. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the first six months of 2006 and 2005, sales to significant customers as a percentage of total revenues were as follows:

	2006	2005
Customer A	54%	23%
Customer B	3%	21%
Customer C	14%	24%
Customer D	18%	15%

The Company did not have any suppliers making up more than 10% of operating costs.

11. RESEARCH AND DEVELOPMENT

Research and development expenses including advertising and patient recruitment costs are expensed as incurred.

12. EQUITY TRANSACTIONS

On January 7, 2005, the Securities and Exchange Commission declared effective the shelf Registration Statement the Company filed on Form S-3 on December 22, 2004.  The shelf Registration Statement (File Number 333-12159) allows the Company to offer and sell up to an aggregate of $50.0 million of common stock from time to time in one or more offerings.  The terms of any such future offering would be established at the time of such offering.

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

On May 10, 2006, the Company sold $12.0 million of its common stock in a registered direct offering. Under the terms of the financing, the Company sold 3,669,725 shares of VIVUS common stock at a price of $3.27 per share to two institutional investors. On May 11, 2006, the Company filed a prospectus supplement with the Securities and Exchange Commission relating to this registered direct offering under the existing shelf Registration Statement (File Number 333-12159) and supplement thereto.

13. RELATED PARTY TRANSACTIONS

Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as our outside corporate counsel since our formation and has received compensation at normal commercial rates for these services. In the first six months of 2006 and 2005, we paid $372,000 and $246,000, respectively, to Wilson Sonsini Goodrich & Rosati.

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

15.  SUBSEQUENT EVENTS

On July 12, 2006, the Board of Directors (the “Board”) of VIVUS, Inc. (the “Company”) adopted an amendment to the VIVUS, Inc. 2001 Stock Option Plan (the “Plan”) to add the ability to issue Restricted Stock Units (“RSUs”) under the Plan.  In addition to approving the amendment to the Plan, the Board approved a form of agreement pursuant to which RSUs could be granted.

On July 14, 2006, VIVUS, Inc. filed with the Securities and Exchange Commission (SEC) a shelf Registration Statement on Form S-3.  Once the shelf Registration Statement (File Number 333-135793) has been reviewed and declared effective by the SEC, the Company will have the ability to offer and sell up to an aggregate of $80.0 million of common stock from time to time in one or more offerings.  The terms of any such future offering would be established at the time of such offering.

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

VIVUS, Inc. is a pharmaceutical company dedicated to the development and commercialization of therapeutic products for large underserved markets using patented proprietary formulations and novel delivery systems and by seeking new indications for previously approved pharmaceutical products. We have employed this strategy and, currently, we have development candidates addressing obesity and sexual health. Both of these sectors are rapidly growing as patients seek more effective treatment options with fewer side effects. With respect to obesity, analysts estimate that this potential market ranges from $5 billion to $10 billion annually. The indications targeted by VIVUS’ sexual health products each represent a projected market greater than $1 billion annually.

We are currently advancing five late-stage clinical products, each addressing specific components of these significant markets. Four of these products are being prepared to enter Phase 3 clinical trials, and one product has completed Phase 3 evaluation, for which we anticipate submitting a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) in the second half of 2006. In 1997, we launched MUSE (alprostadil) in the United States and, together with our partners, internationally. We market MUSE as a prescription product for the treatment of erectile dysfunction.

Our investigational product pipeline includes:

•                  QnexaTM for treating obesity, for which a Phase 2 study has been completed;

•                  EvamistTM, to treat vasomotor symptoms associated with menopause for which a Phase 3 study has been completed; we anticipate submitting an NDA to the FDA in the second half of 2006;

•                  Testosterone MDTS® is being developed to treat hypoactive sexual desire disorder, for which a Phase 2 study has been completed; a Special Protocol Assessment (SPA) request was submitted at the end of the second quarter;

•                  ALISTATM for which a Phase 2B study is on-going, is being developed to treat female sexual arousal disorder; data from this study is scheduled to be announced at the end of this year; and

•                  Avanafil is being developed for the treatment of erectile dysfunction; a Phase 2 study has been completed.

Our Future

Our goal is to build a successful pharmaceutical company through the development and commercialization of innovative proprietary products for the treatment of obesity and sexual health. We intend to achieve this by:

•                  capitalizing on our clinical and regulatory expertise and experience to advance the development of product candidates in our pipeline;

•                  establishing strategic relationships with marketing partners to maximize sales potential for our products that require significant commercial support; and

•                  licensing complementary clinical stage products or technologies with competitive advantages from third parties for new and established markets.

It is our objective to become a global leader in the development and commercialization of products that help to treat obesity and restore sexual health in women and men. We believe that we have strong intellectual property supporting several opportunities in obesity treatment and sexual health. Our future growth will come from further development and regulatory approval of our product candidates as well as in-licensing and product line extensions.

Year-to-Date 2006 Update

Highlights year to date include:

•                  Grant of Key Patent for MDTS® Delivery System — An additional patent relating to the Metered Dose Transdermal Spray (MDTS) was granted by the U.S. Patent and Trademark Office to Acrux (ASX: ACR). This patent, which expires July 31, 2022, provides protection for the MDTS applicator, which is currently used in two of VIVUS’ women’s health products under clinical development: Testosterone MDTS for the treatment of decreased libido and Evamist (Estradiol MDTS) for the treatment of menopausal symptoms. VIVUS licensed the U.S. rights to these products from Acrux in 2004.

•                  Purchase of Manufacturing Facility — In January 2006, VIVUS finalized the purchase of land and buildings previously leased by VIVUS by entering into a mortgage note agreement with Crown Bank, N.A. of  New Jersey.  In December 2005, VIVUS purchased the land and buildings for $7.1 million funded by $3.3 million, which had previously been classified as restricted cash, and the remainder from its general cash account.  In January 2006, VIVUS received proceeds from the mortgage note of $5.4 million.  Together, the note and the previously restricted cash allowed VIVUS to purchase the facility with no additional out-of-pocket cash.

•                  Receipt of Milestone Payment from European Distributor — In January 2006, VIVUS received a milestone payment from its European distributor, MEDA AB of $2.0 million.  The milestone payment provides MEDA with the right to continue to sell and distribute MUSE in its European territories.  VIVUS and MEDA entered into a ten-year distribution agreement in 2002.

•                  Positive Phase 2 Clinical Trial Results with Qnexa — In May 2006, we announced positive results from a Phase 2 study of Qnexa.  The study, which was conducted by Duke University Medical Center, was a double-blind, randomized, placebo controlled trial.  Findings from the study included:

•                  Over 50% of patients on Qnexa experienced 10% or more total body weight loss in 24 weeks.

•                  Patients on Qnexa achieved a placebo-adjusted weight loss of 20.3 pounds at week 24.

•                  Weight loss with Qnexa had not plateaued by 24 weeks.

•                  Qnexa was well-tolerated. Four patients (8%) dropped out of the Qnexa study arm for any reason, versus 19 patients (38%) on placebo. Were there any serious AE’s? Should list most frequent and most serious AEs briefly.

This trial involved 200 subjects, 159 women and 41 men with an average age of 40 and a mean body mass index (BMI) of 38. (A BMI of >30.0 is classified as obese per guidelines from the U.S. Department of Health and Human Services.)

•                  Key Patent Issuance for Qnexa — In June 2006, the U.S. Patent and Trademark Office issued VIVUS’s first patent for Qnexa.  This patent, number US 7,056,890 B2, broadly covers Qnexa and its use in the treatment of obesity.  The term of this patent extends into 2019.  Qnexa is the subject of multiple additional U.S. and foreign patent applications.

•                  Raised $12.0 million in Registered Direct Offering of Common Stock — In May 2006, VIVUS entered into a purchase agreement for the sale of $12.0 million of its common stock in a registered direct offering.  The financing was led by new investor, OrbiMed Advisors, LLC.  We intend to use the proceeds from the financing to fund on-going and future clinical trials, including certain studies required prior to the initiation of a Phase 3 clinical trial of Qnexa and for operating purposes.

•                  Positive Phase 3 Clinical Trial Results for Evamist — In May 2006, we announced positive results from the pivotal Phase 3 clinical trial of Evamist.  Evamist is a novel, once-a-day, transdermal spray that delivers estradiol, a naturally occurring estrogen, for the treatment of hot flashes in women.  The study showed a statistically significant reduction in the number and severity of moderate and severe hot flashes. The Phase 3 trial, which was conducted at 43 clinical sites in the United States, was a 12-week, randomized, double-blind, placebo controlled study of 457 menopausal women.

•                  Special Protocol Assessment (SPA) request for Testosterone MDTS  was Submitted to the FDA — In June 2006, the company submitted a request for SPA for the Phase 3 study for Testosterone MDTS for the treatment of Hypoactive Sexual Desire Disorder (“HSDD”).

Our Product Pipeline

We currently have five research and development programs targeting obesity and female and male sexual health:

Product	Indication	Status	Patent Expiry and Number
Qnexa (phentermine and topiramate)	Obesity	Phase 2 completed	2019 (US 7,056,890 B2)
Evamist (Estradiol-MDTS)	Menopausal symptoms	Phase 3 completed	2017 (US 6,818,226)
Testosterone MDTS	Hypoactive sexual desire disorder (HSDD)	Phase 2 completed	2017 (US 6,818,226)
ALISTA (topical alprostadil)	Female sexual arousal disorder (FSAD)	Phase 2B ongoing	2017 (US 5,877,216)
Avanafil (PDE5 inhibitor)	Erectile dysfunction (ED)	Phase 2 completed	2020 (US 6,656,935)

Obesity

In 2004, the U.S. Centers for Disease Control and Prevention ranked obesity as the number one health threat in America. Obesity is a chronic condition that affects millions of people and often requires long-term or invasive treatment to promote and sustain weight loss. Obesity is the second leading cause of preventable death in the United States. The American Obesity Association estimates that approximately 127 million, or 64.5 percent, of adults in the U.S. are overweight, and an estimated 60 million, or 30.5 percent, are obese. According to a study performed by the Centers for Disease Control and Prevention (“CDC”), as reported in the Journal of the American Medical Association, an estimated 112,000 excess deaths a year in the U.S. are attributable to obesity. The total direct and indirect costs attributed to overweight and obesity amounted to $117 billion in 2000. Additionally, Americans spend more than $33 billion annually on weight-loss products and services.

Qnexa

Qnexa is a proprietary investigational treatment involving low doses of active ingredients from two previously approved products, topiramate and phentermine. By combining each of these compounds, we believe Qnexa can simultaneously address excessive appetite and high threshold for satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. We believe Qnexa is the first investigational product to treat obesity in this manner. In a recent Phase 2 clinical trial involving 200 patients and conducted by Duke University, over 50% of obese patients experienced 10% or more total body weight loss in a 24-week study. Our first patent covering Qnexa was issued June 6, 2006. In addition, Qnexa is the subject of multiple U.S. and International patent applications.

The Phase 2 clinical trial was performed with a twice-a-day dosing formulation. We are continuing development with the intention of entering into Phase 3 clinical trials with a once-a-day dosing formulation.

Female Sexual Health

We believe that the market for the treatment of sexual disorders in women is large and underserved. A paper published in the Journal of the American Medical Association in 1999 noted 43% of women between the ages of 18 and 65 identified themselves as afflicted with a sexual disorder, reporting female sexual arousal disorder and hypoactive sexual desire disorder as the two most common conditions of female sexual dysfunction, or FSD. Currently, there are no pharmaceutical treatments on the market that have been approved by the Food and Drug Administration, or FDA, for the treatment of these sexual disorders in women.

Evamist

Evamist is our patented estradiol spray being developed for the treatment of vasomotor symptoms associated with menopause. Vasomotor symptoms such as hot flashes and vaginal atrophy are reported to be among the most common medical complaints of women going through menopause. Evamist uses our proprietary, metered-dose transdermal spray, or MDTS, applicator that delivers a precise amount of estradiol to the skin. We believe that the MDTS technology has significant advantages over patches and gels. The applied dose dries in approximately 60 seconds. It is not messy. It is easy to apply, is invisible, and does not wash off when dry. We licensed the U.S. rights for this product from Acrux Limited (“Acrux”) in 2004. Acrux’s early studies have demonstrated that the Estradiol-MDTS system delivers sustained levels of estradiol to women over a 24-hour period.

In December 2004, we initiated our Phase 3 study of Evamist in the United States, under an SPA with the FDA to evaluate its safety and efficacy in menopausal women suffering from vasomotor symptoms, the primary endpoints were to assess the decrease in the frequency and severity of hot flashes at 4 and 12 weeks of treatment. In May 2006, we announced positive results from this pivotal Phase 3 clinical trial of Evamist. The study showed a statistically significant reduction in the number and severity of moderate and severe hot flashes. We anticipate submitting the New Drug Application (NDA) for Evamist in the second half of 2006.  Upon the submission of this NDA, a $1.0 million milestone payment will be due to Acrux under the terms of our licensing agreement.

Testosterone MDTS

Hypoactive sexual desire disorder, the persistent or recurrent lack of interest in sexual activity resulting in personal distress, is reported to be the most common type of female sexual dysfunction, affecting as many as 30% of women in the United States. There are no FDA-approved pharmaceutical treatments for HSDD. Testosterone MDTS is our patent protected, transdermal product candidate for the treatment of HSDD in women. The active ingredient in Testosterone MDTS is the synthetic version of the testosterone that is present naturally in women and men. We believe that our Testosterone MDTS product has significant advantages over patches and other transdermal gels that are being developed for this indication. The Testosterone MDTS spray allows for discreet application, unlike patches that are visible and topical gels that can be messy. We believe that the patented MDTS delivery technology should prevent others from commercializing competitive therapies utilizing a spray delivery technology.

In February 2005, we announced, along with Acrux, positive Phase 2 results for Testosterone MDTS, which showed a statistically significant improvement in the number of satisfying sexual events in pre-menopausal patients with HSDD. In September 2005, we met with the FDA to share results from our Phase 2 clinical study and to discuss the Phase 3 study requirements for obtaining marketing approval for this indication. Although final Phase 3 protocols have not been agreed upon, the FDA provided guidance to us on the size of and endpoints for the Phase 3 study. We have submitted a request for an SPA for our Phase 3 safety and efficacy protocol.

ALISTA

ALISTA is a patented formulation of alprostadil that is intended for topical application to the female genitalia prior to sexual activity as a treatment for female sexual arousal disorder, or FSAD. There are no FDA-approved pharmaceutical treatments for FSAD. ALISTA has been designed to increase blood flow in the genital region, allowing for greater sensitivity and sexual arousal. These positive effects have been observed as early as 5 to 15 minutes after application of ALISTA and may last up to two hours. The active ingredient in ALISTA, alprostadil, is a synthetic version of a naturally occurring molecule found in humans. Alprostadil has been approved by the FDA for other indications, including erectile dysfunction in men. We believe the combination of alprostadil’s ability to achieve vasodilation in genital tissues, its long-standing safety record, and its short half-life make ALISTA an ideal agent for the treatment of FSAD.

In December 2005, we announced that we had completed enrollment in a multi-center, randomized, double-blind, placebo-controlled Phase 2B study in over 300 patients. Patients are expected to complete the trial late in the third quarter of 2006. Pending completion of the study, the data will be compiled and analyzed, and the results announced before the end of 2006. Assuming positive results from the Phase 2B study, our development plan for ALISTA calls for subsequent large-scale confirmatory studies. For regulatory approval, the FDA now requires co-primary endpoints that must include statistically significant increases in both the number of Satisfactory Sexual Events (SSEs) and improvement in the self-assessed level of sexual arousal using validated questionnaires.

Male Sexual Health

The worldwide sales in 2005 of PDE5 inhibitor products for ED were in excess of $2.7 billion, including approximately $1.6 billion in sales of Viagra, approximately $747 million in sales of Cialis and approximately $313 million in sales of Levitra. Based on the aging baby boomer population and the desire to maintain an active sexual lifestyle, we believe the market for PDE5 inhibitors will continue at this level for several years.

Avanafil

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

•       has a shorter plasma half-life than currently approved PDE5 inhibitors; and

•       is fast-acting.

Avanafil possesses a shorter plasma half-life than other PDE5 inhibitors currently on the market. The plasma half-life of a drug is the amount of time required for 50% of the drug to be removed from the bloodstream. We believe avanafil’s short half-life and fast onset of action are ideal characteristics for  treatment for ED. An End-of-Phase 2 meeting with the FDA for avanafil took place in November 2005. We discussed the Phase 2 results and the proposed protocol for the Phase 3 trials. Based on feedback from the FDA at this meeting, we anticipate completing several non-clinical and one clinical Phase 1 study prior to the initiation of Phase 3. In addition, it is our intention to request a Special Protocol Assessment for our Phase 3 protocol from the FDA prior to initiating a Phase 3 study.

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

Because therapeutic levels of drug are delivered locally to the erectile tissues with minimal systemic drug exposure, MUSE is a relatively safe, local treatment that minimizes the chances of systemic interactions with other drugs or diseases. Because it mimics the normal vasoactive process, MUSE produces a natural erection that is more natural than those resulting from needle injection therapy, vacuum constriction devices or penile implants. Over 11 million units of MUSE have been sold since we introduced MUSE to the market.

In May 2005, results were reported from a study, conducted by the Cleveland Clinic, which focused on an individual’s ability to restore sexual function following radical prostatectomy, a common treatment for prostate cancer. The study showed that 74% of patients who completed six months of MUSE treatment were able to resume sexual activity and 39% were able to achieve natural erections sufficient for intercourse.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to product returns, rebates and sales reserves, research and development expenses, doubtful accounts, income taxes, inventories and contingencies and litigation. We base our estimates on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

•                  Rebates and Sales Reserves: We have estimated reserves for government chargeback for goods purchased by certain Federal government organizations including the Veterans Administration, Medicaid rebates to states for goods purchased by patients covered by Medicaid, other rebate programs and cash discounts for prompt payment. We estimate our reserves by utilizing historical information and data obtained from external sources. In estimating government chargeback reserves, we analyze actual chargeback amounts and apply historical chargeback rates to estimates of the quantity of units sold subject to chargebacks. We routinely reassess the chargeback estimates and adjust the reserves accordingly. Revisions to chargebacks estimates are charged to income in the period in which the facts that give rise to the revision become known.  In estimating Medicaid and other rebates, the historical rebate percentage is used to estimate future rebates. Effective January 1, 2006, MUSE will no longer qualify for Medicaid reimbursement, which we do not believe will have a significant impact on our business. For qualified customers, we grant payment terms of 2%, net 30 days. Allowances for cash discounts are estimated based upon the amount of trade accounts receivable subject to the cash discounts. We routinely assess our experience with cash discounts, Medicaid and other rebates and government chargebacks and adjust the reserves accordingly. If actual government chargebacks, Medicaid rebates, rebate and cash discounts are greater than our estimates, additional reserves may be required.

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

•                  Income Taxes: We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. For all periods presented, we have recorded a full valuation allowance against our net deferred tax asset. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. We have also recorded income taxes payable for estimated tax liabilities. We monitor these estimated liabilities and adjust them as conditions warrant.

•                  Inventories: We record inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the quarter ended September 30, 1998, we established significant reserves against our inventory to align with new estimates of expected future demand for MUSE. VIVUS had built up its inventory level prior to and after the launch of Viagra and had not anticipated the impact that Viagra would have on the demand for MUSE. As of June 30, 2006, the remaining inventory reserve balance is $3.7 million relating to raw materials and components. Some portion of the fully reserved inventory was used in production in the first six months of 2006 and 2005. In the fourth quarter of 2004, we stopped using the fully reserved raw materials inventory in production and determined that we would not likely use this inventory in future production. In the first quarter of 2005, we determined that we likely would continue to use some portion of the fully reserved component parts in production. To the extent that this fully reserved inventory was used in production in the first six months of 2006 and 2005, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold.

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

Prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the Company applied the existing accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant.

As of June 30, 2006, a total of 4,775,366 stock options were outstanding under the Company’s stock option plans. Stock-based compensation expense recognized for the first six months of fiscal 2006 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Included in stock-based compensation expense in the first six months of fiscal 2006 was $970,000 related to stock options and $84,000 related to the employee stock purchase plan, net of the estimated forfeitures.

As of June 30, 2006, unrecognized estimated compensation expense totaled $2.2 million related to non-vested stock options and $55,000 related to the employee stock purchase plan. The weighted average remaining requisite service period of the non-vested options was 1.4 years and the remaining requisite service period of the employee stock purchase plan was 4.5 months.

Valuation Assumptions

The fair value of stock options granted was estimated at June 30, 2006 using a Black-Scholes Model with the following weighted average assumptions:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Expected life (in years)	6.07	6.17
Volatility	74.32%	75.95%
Risk-free interest rate	5.11%	4.92%
Dividend yield	0.00%	0.00%

Expected Term: The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (“SAB 107”) which averages an award’s weighted average vesting period and expected term for “plain vanilla” share options. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exerciseability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable.

Expected Volatility: We estimated volatility using the historical share price performance over the expected life of the option. We also considered other factors such as our current clinical trials and other company activities that may affect volatility of our stock in the future but determined that at this time, the historical volatility was more indicative of our expected future stock performance. The range of expected volatility used in the Black-Scholes Model in the first six months of 2006 was 63% to 77%.

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

Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on option valuation models and will never result in the payment of cash by us. For this reason, and because we do not view share-based compensation as related to our operational performance, we exclude estimated share-based compensation expense when evaluating our business performance.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company’s results of operations and financial condition.

Effective January 1, 2006, VIVUS adopted SFAS 123(revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, restricted stock, and stock appreciation rights (SARS) based on estimated fair values. See Note 2 for further discussion.

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

RESULTS OF OPERATIONS

Executive Overview

For the three months ended June 30, 2006, we reported a net loss of $5.8 million, or $0.12 net loss per share, as compared to a net loss of $8.6 million, or $0.19 net loss per share, during the same period in 2005. The reduction in the net loss is primarily the result of increased MUSE revenue and lower total operating expenses in three months ended June 30, 2006 compared to the same period of the prior year.

For the six months ended June 30, 2006, we reported a net loss of $14.7 million, or $0.32 net loss per share, as compared to a net loss of $17.5 million, or $0.42 net loss per share, during the same period in 2005. The decrease in the net loss is primarily the result of increased MUSE revenues as compared to the first six months of 2005.

Effective January 1, 2006 VIVUS implemented SFAS 123(R), which requires companies to expense the estimated fair value of employee stock options and similar awards. Stock compensation expense under SFAS 123(R) was $564,000 for the three months ended June 30, 2006, and $1.1 million for the six months ended June 30, 2006. This amount has been allocated to cost of goods sold and manufacturing, research and development, and selling, general and administrative expenses, accordingly. There were no comparable stock compensation charges in the first six months of 2005.

We anticipate continued losses over the next several years because we expect MUSE sales to remain steady, and we plan to continue to invest in clinical development of our current research and development product candidates to bring those potential products to market.

Revenue

	(In thousands, except percentages)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
United States product, net	$2,637	$1,321	100%	$3,600	$1,717	110%
International product	888	355	150%	1,076	547	97%
Other revenue	115	40	188%	231	81	185%
Total revenues	$3,640	$1,716	112%	$4,907	$2,345	109%

Product revenues for the quarters ended June 30, 2006 and June 30, 2005, were $3.5 million and $1.7 million, respectively. In the six months ended June 30, 2006 and June 30, 2005, product revenues totaled $4.7 million and $2.3 million, respectively. Other revenue was $115,000 and $40,000 for the quarters ended June 30, 2006 and June 30, 2005, respectively. In the six months ended June 30, 2006 and June 30, 2005, other revenue totaled $231,000 and $81,000, respectively.

The increase in product revenues is primarily due to increases in both domestic and international shipments of MUSE in the three and six months ended June 30, 2006 as compared to the same periods last year.  The increase in MUSE revenues is a result of fluctuations in inventory levels at the wholesale level and is not indicative of any trend. The increase in other revenue is primarily due to the amortization of a $2.0 million milestone payment from our European Distributor, Meda AB, that we received in the first quarter of 2006.

Similar to prior years, wholesalers made purchases in the fourth quarter of 2005 that were greater than demand; however, the buy-in for 2005 was lower than the buy-in for 2004. Based on the fourth quarter 2005 demand for MUSE, we estimate purchases made by wholesalers in the fourth quarter of 2005 represented approximately four months of excess demand. We estimate that the inventory at the wholesale level has decreased since the beginning of 2006. U.S. quarterly demand for MUSE, as measured by independent third-party prescription data and data from our distributors, has been consistent over the last six quarters, approaching 200,000 units per quarter.

Given the stabilization of demand and the strategic buying in the fourth quarter of 2005, we anticipate worldwide revenues of MUSE in 2006 will be similar to those seen in 2005.

Cost of goods sold and manufacturing.

	(In thousands, except percentages)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Cost of goods sold and manufacturing	$2,895	$2,049	41%	$5,915	$4,139	43%

Cost of goods sold and manufacturing (“cost of goods sold”) in the second quarter of 2006 increased $846,000, or 41%, to $2.9 million, as compared to $2.0 million for the second quarter of 2005, and in the six months ended June 30, 2006 increased $1.8 million, or 43%, to $5.9 million, as compared to $4.1 million in the same period last year.

Cost of goods sold increased in the three and six months ended June 30, 2006 as compared to the same periods of 2005 primarily due to increases in both domestic and international shipments of MUSE. In addition, in the first quarter of 2006, we recorded a loss contingency of $762,000 related to an alprostadil purchase commitment in excess of production needs. Also, as a result of the adoption of SFAS 123(R), we recorded $87,000 and $186,000 of stock compensation expense in the three and six months ended June 30, 2006, respectively.

We anticipate that cost of goods sold in 2006 will remain consistent with 2005 costs.

Research and development.

	(In thousands, except percentages)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Research and development	$3,301	$5,661	(42)%	$6,861	$9,926	(31)%

Research and development expenses in the second quarter of 2006 decreased $2.4 million, or 42%, to $3.3 million, as compared to $5.7 million for the second quarter of 2005, and in the six months ended June 30, 2006 decreased $3.0 million, or 31%, to $6.9 million, as compared to $9.9 million in the same period last year. Decreased clinical trial and project activity for Evamist, Testosterone MDTS, ALISTA and avanafil resulted in decreased spending for these projects of $2.9 million during the second quarter of 2006 and $4.4 million during the six months ended June 30, 2006, as compared to the same periods last year. These decreases were partially offset by an increase of $245,000 in the quarter ended June 30, 2006 and $784,000 in the six months ended June 30, 2006 in Qnexa project expenses, an increase in other clinical spending of $99,000 and $212,000 for the three and six months ended June 30, 2006, respectively, and the recording of $195,000 and $306,000 of stock compensation expense in the second quarter of 2006 and the six months ended June 30, 2006, respectively, as compared to the same periods in 2005.

We anticipate that our research and development expenses in 2006 will be similar to 2005; however, based upon results of clinical trials or other new information, results of obtaining additional funding or as a result of entering into a collaborative arrangement, we may decide to increase research and development expenses at any time to pursue additional projects or studies. We do not expect to recognize revenue from sales of any new product candidates being developed through our research and development efforts for several years.

We anticipate filing a New Drug Application for Evamist with the FDA in the second half of 2006 and upon this filing a $1.0 million milestone will be due to Acrux.

Selling, general and administrative.

	(In thousands, except percentages)
	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Selling, general and administrative	$3,496	$2,894	21%	$7,168	$6,115	17%

Selling, general and administrative expenses in the three months ended June 30, 2006 of $3.5 million increased $602,000, or 21% as compared to the three months ended June 30, 2005 and in the six months ended June 30, 2006 increased $1.1 million, or 17% to $7.2 million as compared to the same periods in 2005. In the quarter ended June 30, 2006, this increase is primarily due to $282,000 in additional stock compensation expense, and a $325,000 incremental increase in sales and marketing expenses, primarily related to the MUSE marketing program, as compared to the quarter ended June 30, 2005. In the six months ended June 30, 2006, the increase is primarily due to an incremental net increase in MUSE related marketing expenses of $409,000, legal fees of $240,000, and $562,000 in additional stock compensation expense, partially offset by a $161,000 decrease in accounting and audit fees expense as compared to the six months ended June 30, 2005.

Interest income and expense.

Interest income for the quarter ended June 30, 2006 was $362,000, as compared to $318,000 for the quarter ended June 30, 2005 and $689,000 for the six months ended June 30, 2006, as compared to $510,000 for the six months ended June 30, 2005. The increase is primarily due to an increase in our investment yields from the three and six months ended June 30, 2005 as compared to the same period in 2006. Interest expense for the quarter ended June 30, 2006 was $141,000 as compared to $60,000 during the same period last year and $303,000 in the six months ended June 30, 2006 as compared to $118,000 during the same period last year. The increased interest expense is primarily due to the Crown Bank loan, which was obtained on January 4, 2006, and a higher loan balance outstanding for the Tanabe loan.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Unrestricted cash, cash equivalents and available-for-sale securities totaled $34.0 million at June 30, 2006, as compared to $27.0 million at December 31, 2005. The increase in cash, cash equivalents and available-for-sale securities of $7.0 million is the net result of the $12.0 million in proceeds from our registered direct public offering, $5.4 million loan obtained from Crown Bank, N.A., the collection of amounts owed at December 31, 2005 from customers as measured by a decrease of $6.2 million in accounts receivable offset by cash used in operations, investment and other financing activities of $16.6 million for the first half of 2006.

Since inception, we have financed operations primarily from the issuance of equity securities. Through June 30, 2006, we raised $186.8 million from financing activities and had an accumulated deficit of $161.7 million at June 30, 2006.

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

Accounts Receivable. Accounts receivable (net of allowance for doubtful accounts) at June 30, 2006 was $1.5 million, as compared to $7.6 million at December 31, 2005. The 80% decrease in the accounts receivable balance at June 30, 2006 is primarily due to the collection of accounts receivable outstanding at December 31, 2005. Currently, we do not have any significant concerns related to accounts receivable or collections.

Liabilities. Total liabilities were $25.3 million at June 30, 2006, $2.6 million higher than at December 31, 2005.  The change in total liabilities is primarily due to the $5.4 million loan received from Crown Bank on January 4, 2006, $894,000 in increased borrowings on the Tanabe loan, and receipt of the $2.0 million Meda milestone payment, recorded as deferred revenue in the first quarter of 2006, partially offset by the reduction of liabilities, including the payment of accrued licensing fees to Tanabe of $2.0 million in 2006.

We have entered into manufacturing agreements with suppliers to purchase raw materials. As of June 30, 2006, our remaining commitment under these agreements is to purchase a minimum of $3.8 million of product from 2006 through 2008. In the first quarter of 2006, the Company recorded a $762,000 loss contingency for excess inventory related to a purchase commitment of alprostadil that it expects to receive in the third quarter of 2006.  Should our inventory of raw materials exceed our future production needs, it may be necessary to write-off any additional excess inventory.

In February 2004, we entered into exclusive licensing agreements with Acrux Limited and a subsidiary of Acrux under which we have agreed to develop and commercialize Testosterone MDTS (metered-dose transdermal spray) and Evamist in the United States for various female health applications. Under the terms of the agreements, we agreed to pay to Acrux combined licensing fees of $3.0 million, up to $4.3 million for the achievement of certain clinical development milestones, up to $6.0 million for achieving product approval milestones, and royalties on net sales in the United States upon commercialization of each product. In particular, a $1.0 million milestone payment will be due to Acrux upon the submission of a New Drug Application (“NDA”) to the FDA for Evamist, which we anticipate filing in the second half of 2006.

Operating Activities. Our operating activities used $10.3 million and $11.4 million of cash during the six months ended June 30, 2006 and 2005, respectively. During the first six months of 2006, our net operating loss of $14.7 million was offset by a $6.2 million reduction in our accounts receivable due to the collection of monies owed to us, and a $2.4 million increase in accrued and other liabilities, primarily due to the $2.0 million milestone payment received from Meda in the first quarter of 2006.  These reductions were in turn offset by use of cash due to the reduction of accrued research, clinical and licensing fees of $2.9 million, and accounts payable of $1.1 million, primarily due to the timing of payments. During the first six months of 2005, our net operating loss of $17.5 million was offset by an $8.4 million reduction in our accounts receivable due to the collection of monies owed to us which in turn was offset by a $1.2 million increase in inventory to support sales anticipated in the last half of 2005 and a $997,000 increase in accounts payable, primarily due to the timing of payments.

Investing Activities. Our investing activities used $3.6 million and provided $8.1 million in cash during the six months ended June 30, 2006 and 2005, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.  In addition, during the first quarter of 2006, we provided Crown Bank with a $700,000 Certificate of Deposit as security for the loan agreement we entered into with them on January 4, 2006.

Financing Activities. Financing activities provided cash of $18.3 million and $21.1 million during the six months ended June 30, 2006 and 2005, respectively. In the first six months of 2006, the cash provided by financing activities is primarily due to the $12.0 million net proceeds from the registered direct sale of 3,669,725 shares of  common stock on May 10, 2006 at a price of $3.27 per share, and the $5.3 million net proceeds from the Crown Bank loan we entered into on January 4, 2006.  In the six months ended June 30, 2005, these amounts include the March 15, 2005 sale of 6,250,000 shares of our common stock at a price of $3.40 per share, providing us with net proceeds of $19.6 million.  In both the first six months of 2006 and 2005, these amounts also include borrowings under our Tanabe line of credit, proceeds from the exercise of stock options, and employee stock purchase plan (ESPP) purchases.

In the first quarter of 2004, we signed an agreement for a line of credit with Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil. The secured line of credit may be drawn upon quarterly and each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of 2%. As of June 30, 2006, we had a long-term notes payable balance of $6.1 million and $2.4 million remaining available on the credit line.  We borrowed an additional $894,000 under this credit line in the first six months of 2006 as compared to $1.1 million in the first half of 2005.

On December 22, 2004, we filed a shelf registration statement on Form S-3 with the SEC, which allows us to offer and sell up to an aggregate of $50.0 million of common stock from time to time in one or more offerings.  The terms of any such future offering would be established at the time of such offering.  On February 22, 2005, we filed a prospectus supplement with the SEC relating to an underwritten public offering of 7,500,000 shares of common stock under the existing shelf registration statement and supplement thereto.  On March 15, 2005, we sold 6,250,000 shares of our common stock at a price of $3.40 per share, providing us with net proceeds of $19.6 million.

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

On May 10, 2006, we sold $12.0 million of our common stock in a registered direct offering. Under the terms of the financing, we sold 3,669,725 shares of VIVUS common stock at a price of $3.27 per share to two institutional investors. On May 11, 2006, we filed a prospectus supplement with the Securities and Exchange Commission relating to this registered direct offering under the existing shelf Registration Statement and supplement thereto.

On July 14, 2006, VIVUS, Inc. filed with the Securities and Exchange Commission (SEC) a shelf Registration Statement on Form S-3.  Once the shelf Registration Statement (File Number 333-135793) is reviewed and declared effective by the SEC, the Company will be able to offer and sell up to an aggregate of $80.0 million of common stock from time to time in one or more offerings.  The terms of any such future offering would be established at the time of such offering.

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

Overview of Contractual Obligations

		Payments Due by Fiscal Year (in thousands)
Contractual Obligations	Total	2006 (6 months)	2007-2009	2010-2011	Thereafter
Operating Leases (1)	$428	$367	$61	—	—
Purchases (2)	3,825	1,530	2,295	—	—
Notes Payable (3)	11,393	54	5,547	$1,208	$4,584
Total	$15,646	$1,951	$7,903	$1,208	$4,584

(1)     We purchased our previously leased manufacturing facilities in Lakewood, New Jersey on December 22, 2005. In January 2000, we entered into a seven-year lease for our corporate headquarters in Mountain View, California, which expires in January 2007.

(2)     In November 2002, we entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. Our remaining commitment under this agreement is to purchase a minimum total of $2.3 million of product from 2006 through 2008. In 2005 we purchased $765,000 of product.  We did not purchase any product from this supplier in the first half of 2006.

In January 2004, we entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. In February 2006, we amended the terms of this agreement to require the purchase of a minimum total of $1.5 million of product from 2006 through 2008. In 2005 we purchased $240,000 of product.  We did not purchase any product from this supplier in the first half of 2006.

(3)     In the first quarter of 2004, we signed an agreement for a secured line of credit with Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil. The secured line of credit may be drawn upon quarterly and each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of 2%. There are no financial covenants associated with this secured line of credit. Under certain conditions, at the Company’s option, payments on this secured line of credit may be made, in whole or in part, in common stock. As of June 30, 2006, we have $2.4 million of available credit under this agreement.

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

Interest Rate Risk

We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum weighted average of our maturity of our investments does not exceed 18 months. If a 10% change in interest rates were to have occurred on June 30, 2006, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

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

The process of developing new drugs and/or therapeutic products is inherently complex, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. Product candidates that may appear to be promising at early stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoint due to statistical anomalies even though clinical benefit was achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance. To date, our development efforts have been focused on products for sexual health. Qnexa is our product candidate to treat obesity. While we have experience in running clinical trials in general, we have no experience in running large scale clinical trials for obesity. There can be no assurance that we will be successful with the limited obesity knowledge and resources we have available at the present time.

The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current product candidates may not have favorable results in later studies or trials.

Pre-clinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a product candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the product candidate’s side effects at various doses and schedules. Success in pre-clinical studies or completed clinical trials does not ensure that later studies or trials, including continuing pre-clinical studies and large-scale clinical trials, will be successful nor does it necessarily predict future results. Favorable results in early studies or trials may not be repeated in later studies or trials, and product candidates in later stage trials may fail to show acceptable safety and efficacy despite having progressed through initial-stage trials.

Our product candidates, Qnexa, ALISTA, Testosterone MDTS and avanafil, have not completed the large, pivotal Phase 3 trials for efficacy and safety that are required for FDA approval. Pre-clinical data and the limited clinical results that we have obtained for these investigational products may not predict results from studies in larger numbers of subjects drawn from more diverse populations treated for longer periods of time. They also may not predict the ability of these investigational products to achieve or sustain the desired effects in the intended population or to do so safely. We may also decide to not conduct smaller Phase 2 studies prior to the initiation of pivotal Phase 3 studies. In addition, we may elect to enter into pivotal Phase 3 studies with a new formulation, delivery system or choose to study different populations than had been used or studied in previous clinical trials.

Qnexa is a proprietary capsule formulation containing the active ingredients phentermine and topiramate. Phentermine was approved for the short-term treatment of obesity by the FDA in 1959. Topiramate is approved for seizures and migraine prevention. Topiramate has been reported in published studies to produce weight loss. By combining the activity of each of these compounds, Qnexa attempts to simultaneously address excessive appetite and high threshold for satiety, the two main mechanisms believed to impact eating behavior. Although we believe Qnexa affects both of the two major causes of overeating, excessive hunger and the inability to feel satisfied, we may not be correct in our assessment of the impact the combination of these two ingredients may have on weight loss or their mechanism of action. Our Phase 2 study was a single center trial conducted by Duke University in only 200 patients. The twice-a-day dose and timing of the administration of the active ingredients was determined by the inventor through the treatment of patients in his private practice. We continue the formulation development of Qnexa and expect to initiate the Phase 3 studies of Qnexa with a once-a-day formulation. We intend to complete a pharmacokinetic study of the once-a-day formulation prior to entering the Phase 3 trials to ensure adequate plasma level of Qnexa; however, there can be no assurance that we will be able to achieve any weight loss effects with the once-a-day formulation. The FDA has also asked us to study the effects of a lower dose of Qnexa, which we plan to do in the Phase 3 trials. We are unable to predict the effect of the inclusion of a lower dose group in the Phase 3 trials on the overall development program of Qnexa.

We will be required to demonstrate through larger-scale clinical trials that these product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. There is typically a high rate of attrition from the failure of product candidates proceeding through clinical trials. To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our product candidates, except Evamist for which a Phase 3 clinical trial was recently completed. If any of our investigational products fails to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays in, or decide to abandon development of, that product candidate. If we abandon or are delayed in our development efforts related to any of our investigational products we may not be able to generate sufficient revenues to continue our operations and clinical studies at the current level or become profitable, our reputation in the industry and in the investment community would likely be significantly damaged, it may not be possible for us to complete financings, and our stock price would likely decrease significantly.

If the results of current pre-clinical studies and/or clinical trials indicate that our proposed products are not safe or effective for human use, our business will suffer.

Unfavorable results from ongoing pre-clinical studies and/or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials. For example, we are currently conducting pre-clinical animal studies with phentermine and topiramate combined and with topiramate alone. Should the results of these pre-clinical studies show serious toxicity, we might choose to terminate or modify the development program and FDA approval of Qnexa could be delayed or denied. In addition, we may report top-line data from our pre-clinical studies and clinical trials from time to time. Top-line data is based on preliminary analysis of selected efficacy and safety data, and is subject to change.

A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after promising results in initial-stage trials. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated, modified or terminated. In addition, failure to construct appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be delayed, repeated, modified or terminated.

Once a clinical trial has begun, it may be delayed, suspended or terminated due to a number of factors, including:

•     ongoing discussions with regulatory authorities regarding the scope or design of our clinical trials or requests by them for supplemental information with respect to our clinical trial results;

•     failure to conduct clinical trials in accordance with regulatory requirements;

•     lower than anticipated retention rate of patients in clinical trials;

•     serious adverse events or side effects experienced by participants; and

•     insufficient supply or deficient quality of drug candidates or other materials necessary for the conduct of our clinical trials.

Many of these factors may also ultimately lead to denial of regulatory approval of a current or potential drug candidate. If we experience delays, suspensions or terminations in our clinical trials, the commercial prospects for that drug candidate will be harmed, and we may be unable to generate product revenues from that drug candidate or revenues would be delayed.

If the results of future clinical testing indicate that our proposed products are not safe or effective for human use, our business will suffer.

All of the drug candidates that we are currently developing require extensive pre-clinical and/or clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through pre-clinical testing and/or clinical trials that our product candidates are safe and effective in humans. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. Our ability to complete clinical trials may be delayed by many factors, including, but not limited to:

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

•     unforeseen safety issues; or

•     government or regulatory delays.

One of the active ingredients in Qnexa, phentermine, had previously been used in combination with fenfluramine and dexfenfluramine. Phentermine is the most commonly prescribed anti-obesity product. As phentermine is an older drug, no new efficacy trials have been conducted with the exception of several trials on the combination of phentermine and fenfluramine in the early and mid 1990s. The combination of fenfluramine or PONDIMIN (the “fen”) and phentermine (the “phen”) is known as “fen-phen”. Fenfluramine received FDA approval in 1973 for the short-term treatment of obesity. Together, phentermine and fenfluramine were used by doctors to treat obesity. The FDA never approved the fen-phen combination; however, since the FDA approved fenfluramine, doctors were able to prescribe it as needed. The use of these drugs together was considered off-label. In 1992, a published study cited fen-phen as a more effective method than dieting or exercise in reducing the weight of the chronically obese. The fen-phen combination was successful and in 1996 6.6 million prescriptions of fen-phen were written in the U.S. Dexfen-phen refers to the combination of dexfenfluramine or Redux (the “dexfen”) and phentermine (the “phen”). Dexfenfluramine received FDA approval in 1996 for use as an appetite suppressant in the management of obesity.

Like fen-phen, dexfen-phen, too, was successful. Neither combination, however, was ever tested for safety. By the summer of 1997, the Mayo Clinic reported 24 cases of heart valve disease in patients that had taken the fen-phen cocktail. The cluster of unusual cases of heart valve disease in fen-phen users suggested a co-relation between fen-phen use and heart valve disease. On July 8, 1997, the FDA issued a Public Health Advisory to report the Mayo findings. The FDA continued to receive additional reports of heart disease, including reports from patients who had taken only fenfluramine or dexfenfluramine. Further evaluations of patients taking fenfluramine or dexfenfluramine showed that approximately 30% had abnormal valve findings. This figure was much higher than expected for abnormal test results and suggests fenfluramine and dexfenfluramine as the likely causes of Primary Pulmonary Hypertension (PPH) and valvular heart disease.

In September 1997, the FDA requested drug manufacturers to voluntarily withdraw fenfluramine and dexfenfluramine. At the same time, the FDA recommended that patients using either fenfluramine or dexfenfluramine stop taking them. The FDA did not, however, request the withdrawal of the third drug involved in the drug combination, phentermine. While previous studies have shown that phentermine did not cause PPH and valvular heart disease, there can be no assurance that Qnexa will not have any cardiovascular or other detrimental side effects. In the Phase 2 study, echocardiograms and cardiovascular monitoring were performed and no abnormalities were noted. The FDA has requested we provide our plans regarding the collection of echocardiograms and cardiovascular monitoring of some patients in the Phase 3 studies. Moreover, the adverse history of fen-phen and dexfen-phen combinations for obesity may result in increased FDA regulatory scrutiny of the safety of Qnexa and may raise potential adverse publicity in the marketplace, which could affect clinical enrollment or ultimately market acceptance if Qnexa is approved for sale.

Previous published studies suggested that the administration of topiramate alone in conjunction with diet and a behavioral modification program results in weight reduction in obese patients. The most prominent side effect seen in the studies was paresthesia, (tingling of the skin) experienced by 42% to 59% of patients. Drop outs due to paresthesia were 5% or less. In the Phase 2 Duke study, paresthesia was experienced in 38% of the patients on Qnexa. There were no drop outs in the Qnexa group due to paresthesia. The other common adverse events experienced in the topiramate monotherapy studies were also CNS related including fatigue, difficulty with attention, memory and concentration and depression. In the Phase 2 study, these CNS related side effects were also experienced but the difference was not significant when compared to placebo. The pharmaceutical company performing research of topiramate alone announced they had discontinued development of a time-release formulation due to side effects at high doses. We believe that the addition of phentermine to topiramate may help alleviate some of the CNS side effects seen in the topiramate alone studies; however, we may not be correct in this belief and Qnexa may not avoid or exhibit a significant reduction in these undesired side effects.

The FDA has also recently begun the review of the correlation of certain centrally acting drugs on suicidal ideations. The agency has requested that as part of our Phase 3 trials for Qnexa, a standard suicidality analysis be performed. While we do not expect a negative impact from the completion of this analysis on the ultimate approval of Qnexa, there can be no assurance that the labeled use of Qnexa would exclude patients with suicidal tendencies.

To date, the clinical results we have obtained do not necessarily predict that the results of further testing, including larger, late-stage controlled human clinical testing, will be successful. If our trials are not successful or are perceived as not successful by the FDA or physicians, our business, financial condition and results of operations will be materially harmed.

Our product candidate, Qnexa, is a combination of approved drugs that are commercially available and marketed by other companies. As a result, our product may be subject to substitution and competition.

We anticipate that the approved drugs that are combined to produce our product candidate, Qnexa, are likely to be commercially available at prices lower than the prices at which we would seek to market our product candidate. We cannot be sure that physicians will view our products as sufficiently superior to a treatment regime of the individual active pharmaceutical ingredients as to justify the significantly higher cost we expect to seek for Qnexa, and they may prescribe the individual drugs already approved and marketed by other companies instead of our combination product. Even though our U.S. patent contains composition, product formulation and method-of-use claims that should protect Qnexa, that patent may be ineffective as a practical matter to protect against physicians prescribing the individual drugs marketed by other companies instead of our combination product. To the extent that the price of our product is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components instead of for our combination product, and this may limit how we price Qnexa. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the United States are prepared to pay for Qnexa, which could also limit market and patient acceptance of our product, and could negatively impact our revenues and net income, if any. Physicians might also prescribe the individual components of a product candidate prior to Qnexa’s approval, which could adversely affect our development of the product candidate due to our lack of control over the administration to patients of the combination of active pharmaceutical ingredients in our product candidate, the occurrence of adverse effects, and other reasons. Such pre-approval use could also adversely affect our ability to market and commercialize Qnexa.

In many countries where we may plan to market Qnexa, including Europe, Japan and Canada, the pricing of prescription drugs is controlled by the government or regulatory agencies. Regulatory agencies in these countries could determine that the pricing for Qnexa should be based on prices for its active pharmaceutical ingredients when sold separately, rather than allowing us to market Qnexa at a premium as a new drug.

The FDA and other regulatory agencies may require more extensive or expensive trials for our combination product candidate, Qnexa, than may be required for single agent pharmaceuticals.

To obtain regulatory approval for Qnexa, we may be required to show that each active pharmaceutical ingredient in the product candidate makes a contribution to the combined product candidate’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy. As a result, we may be required to conduct clinical trials for each component drug as well as for the component drug in combination. This would require us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of Qnexa than of a new drug containing only a single active pharmaceutical ingredient.

We are exposed to risks related to collaborative arrangements or strategic alliances.

We have and will continue to in-license product candidates from third parties. The United States rights to Evamist and Testosterone MDTS were licensed from Acrux Limited and its related affiliates. The rights to avanafil were licensed from Tanabe Seiyaku Co, LTD., a Japanese corporation. Each of these agreements contains certain obligations. Failure to comply with the terms of the agreements could result in the early termination of these agreements. We believe we are in compliance with all the material terms of these agreements, however there can be no assurance that this compliance will continue or that the licensees would not have a differing interpretation of the material terms of the agreements. If the license agreements were terminated early or if the terms of the license were contested for any reason it would have a material adverse impact on our ability to commercialize products subject to these agreements, our ability to raise funds to finance the company, our stock price and our overall financial condition.

We are, and in the future expect to be, dependent upon collaborative arrangements or strategic alliances to complete the development and commercialization of some of our product candidates, particularly after the Phase 2 stage of clinical testing. These arrangements may place the development of our product candidates outside of our control, may require us to relinquish important rights, or may otherwise be on terms unfavorable to us.

We may be unable to locate and enter into favorable agreements with third parties, which could delay or impair our ability to develop and commercialize our product candidates and could increase our costs of development and commercialization. Dependence on collaborative arrangements or strategic alliances will subject us to a number of risks, including the risk that:

•                     we may not be able to control the amount and timing of resources that our collaborators may devote to the product candidates;

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

•                     a collaborator could independently move forward with a competing product candidate developed either independently or in collaboration with others, including our competitors; and

•                     collaborative arrangements are often terminated or allowed to expire, which would delay the development and may increase the cost of developing our product candidates.

We face significant governmental regulation during our product development activities.

The research, testing, manufacturing, selling and marketing of product candidates are subject to extensive regulations by the FDA and other regulatory agencies in the United States and other countries. We cannot predict with certainty if or when we might submit for regulatory review those product candidates currently under development. The FDA can suspend clinical studies at any time if the agency believes that the subjects participating in such studies are being exposed to unacceptable health risks.

Regulatory approval is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA has substantial discretion in the drug approval process. Despite the time and expense involved, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease condition that the product candidate is designed to address, and the regulations applicable to any particular product candidate. The FDA could determine that additional studies are required before and after a product candidate will be approved.

For example, in December 2004, an FDA advisory panel recommended against approval of a testosterone patch being developed by another company to address female sexual dysfunction, specifically hypoactive sexual desire disorder. The FDA indicated that more safety data would be required before it would be in a position to recommend approval. Subsequently, this company withdrew its New Drug Application, or NDA. We are developing a transdermal testosterone product candidate, Testosterone MDTS, which is designed to address hypoactive sexual desire disorder. In light of the FDA panel’s recommendation, we may be required to undertake additional or expanded clinical trials, which could be expensive. As a result, we could experience significant delays in our ability to submit our product candidate to the FDA for consideration, and we may be unsuccessful in obtaining FDA approval of our product candidate.

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

Following regulatory approval of any product candidates, we would be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize our potential drugs.

If one of our product candidates is approved by the FDA or by another regulatory authority for a territory outside of the United States, we would be held to extensive regulatory requirements over product manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the product candidates. Potentially costly follow-up or post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority. Previously unknown problems with the product candidate, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could lead to the withdrawal of the drug from the market.

In addition, the law or regulatory policies governing pharmaceuticals may change. New statutory requirements may be enacted or additional regulations may be enacted that could prevent or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of adverse government regulation that may arise from future legislation or administrative action, either in the United States or elsewhere. If we are not able to maintain regulatory compliance, we might not be permitted to market our products and our business could suffer.

We rely on third parties to conduct pre-clinical and clinical trials and studies for our product candidates in development and those third parties may not perform satisfactorily.

Like many companies our size, we do not have the ability to conduct pre-clinical or clinical studies for our product candidates without the assistance of third parties who conduct the studies on our behalf. These third parties are usually toxicology facilities and clinical research organizations, or CROs, that have significant resources and experience in the conduct of pre-clinical and clinical studies. The toxicology facilities conduct the pre-clinical safety studies as well as all associated tasks connected with these studies. The CROs typically perform patient recruitment, project management, data management, statistical analysis, and other reporting functions. We intend to use several different toxicology facilities and CROs for all of our pre-clinical and clinical studies. If these third party toxicology facilities or CROs do not successfully carry out their contractual duties or meet expected timelines, we may not be able to obtain regulatory approvals for our proposed product candidates on a timely basis, if at all, and we may not be able to successfully commercialize these proposed product candidates. If these third party toxicology facilities or CROs do not perform satisfactorily, we may not be able to locate acceptable replacements or enter into favorable agreements with them, if at all.

We rely on third parties to manufacture sufficient quantities of compounds for use in our pre-clinical and clinical trials and an interruption to this service may harm our business.

We do not have the ability to manufacture the materials we use in our pre-clinical and clinical trials. Rather, we rely on various third parties to manufacture these materials. There can be no assurance that we will be able to identify and qualify additional sources for clinical materials. If interruptions in this supply occur for any reason, including a decision by the third parties to discontinue manufacturing, labor disputes or a failure of the third parties to follow regulations, we may not be able to obtain regulatory approvals for our proposed product candidates and may not be able to successfully commercialize these proposed product candidates.

The Phase 3 clinical studies of Evamist were conducted using the first generation MDTS applicator. We have improved on the design of the housing used MDTS applicator, which we believe will allow us to manufacture Evamist more efficiently than with the previous design. The New Drug Application (NDA) for Evamist will include the new MDTS applicator. Since this applicator was not used in the pivotal Phase 3 study the FDA may require additional data before it accepts our NDA. If additional data are required we would delay the submission of the NDA for Evamist, which in turn could delay approval and the launch of the product into the marketplace. A material delay in the submission of the NDA for Evamist or the ultimate approval of Evamist would have a material adverse impact on our stock price and financial condition.

We are continuing the formulation development of Qnexa. To date, we have not created a once-a-day formulation. We are currently evaluating the capabilities of several contract manufacturers to develop a once-a-day formulation. While we anticipate our contract manufacturer will be successful in developing a once-a-day formulation there can be no assurance that a once-a-day formulation can be developed, that it can be developed on a timely basis, or if it is developed that it will result in sufficient safety and efficacy for approval. A failure to develop a once-a-day formulation may have a material adverse impact on our stock price, financial condition and, if approved, future revenues.

Risks Relating to our Operations

If we, or our suppliers, fail to comply with FDA and other government regulations relating to our manufacturing operations, we may be prevented from manufacturing our products or may be required to undertake significant expenditures to become compliant with regulations.

After regulatory approval for a product candidate is obtained, the candidate is subject to continual regulatory review. Manufacturing, labeling and promotional activities are continually regulated by the FDA and equivalent foreign regulatory agencies. For example, our third-party manufacturers are required to maintain satisfactory compliance with current Good Manufacturing Practices, or cGMP. If these manufacturers fail to comply with applicable regulatory requirements, our ability to manufacture, market and distribute our products may be adversely affected. In addition, the FDA could issue warning letters or could require the seizure or recall of products. The FDA could also impose civil penalties or require the closure of our manufacturing facility until cGMP compliance is achieved.

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

We are required to obtain FDA approval for any change in suppliers or service providers. For example, MUSE is supplied to the market with the MUSE applicator, containing the MUSE dosage, enclosed within a sealed foil pouch. Our supplier that produces the MUSE laminated foil has closed its business. The laminated foil is used to make the sealed foil pouch, described above, which is used to make the MUSE primary product container. Before the supplier closed its business, the supplier produced a bulk-quantity of foil that, at this time, is expected to be sufficient to support MUSE production through the end of 2006. There can be no assurance that as this bulk supply is used over the next year there will be a sufficient yield in the final quantity of foil with acceptable quality to support MUSE demand through 2006. Although the foil supplier produced this bulk unprinted foil, the label printing will be done periodically during 2006. As a consequence, if there are unacceptable quality issues with the bulk foil, they may not be discovered until sometime in 2006. If such foil quality issues do occur, we may be unable to meet MUSE demand during 2006.

We have identified a new potential vendor for the MUSE laminated foil. As this laminated foil is used to make the MUSE primary product container, there are significant qualifications and regulatory approvals that must be obtained prior to using the new vendor to produce foil to meet MUSE demand. These include, but are not limited to, vendor qualification, foil material qualification, MUSE product suitability studies, electron beam irradiation suitability, FDA approval, and European Medicines and Healthcare products Regulatory Agency approval. There can be no assurance that these qualifications and approvals will be successfully obtained, or that they will be obtained within the time needed to support MUSE demand before our current supply of foil is exhausted.

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

After product approval by the FDA, our labeling and marketing activities continue to be subject to FDA and other regulatory review. If products are marketed in contradiction with FDA mandates, the FDA may issue warning letters that require specific remedial measures to be taken, as well as an immediate cessation of the impermissible conduct. The FDA may also order that all future promotional materials receive prior agency review and approval before use. For example, the FDA issued a warning letter to us in May 2004 in which the FDA objected to a specific television commercial as well as information contained on our website promoting MUSE, our FDA approved product for the treatment of erectile dysfunction. The letter indicated that we had failed to disclose or had minimized certain risks associated with MUSE. Through discussions with the FDA, we agreed to produce and have released a television commercial that we believe corrected the prior message and addressed the FDA’s concerns. We incurred costs in providing this corrective information, which would have otherwise been utilized by us in a different manner. In March 2005, we received a letter from the FDA indicating that the matter had been closed.

Results from a single center study reported in mid-2005 show a potential benefit from the therapeutic use of MUSE following radical prostatectomy. We are sponsoring clinical trials to study the effects of MUSE therapy following radical prostatectomy. We believe physicians are beginning to prescribe MUSE for use following radical prostatectomy. All promotional materials and efforts are subject to FDA review. If our promotional materials and efforts are altered, modified, or halted by the FDA for any reason, future sales of MUSE could be negatively affected.

We must continue to monitor the use of our approved products and may be required to complete post-approval studies mandated by the FDA.

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

For domestic sales we sell our product primarily to major wholesalers located in the United States. As a result, most of our revenues are derived from the three major wholesalers. We rely solely on our wholesaler customers to effect the distribution allocation of our product. There can be no assurance that these customers will adequately manage their local and regional inventories to avoid outages, build-ups or result in excessive returns for expiration.

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

Competition in the pharmaceutical and medical products industries is intense and is characterized by extensive research efforts and rapid technological progress. Several pharmaceutical companies are also actively engaged in the development of therapies for the treatment of obesity and sexual health. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than we do. In addition, many of these companies have significantly greater experience than us in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. Our competitors may develop technologies and products that are more effective than those we are currently marketing or developing. Such developments could render our products less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited experience.

Current anti-obesity products include Xenical (orlistat), marketed by Roche, and Meridia (sibutramine), marketed by Abbott Labs. Phentermine is the largest selling anti-obesity therapeutic and is available in several generic forms. Topamax, marketed by Johnson and Johnson, is not approved for the treatment of obesity but analysts estimate Topamax is used for this indication. ACOMPLIA (rimonabant) is a small-molecule central cannabinoid antagonist being developed by Sanofi-Aventis. We believe ACOMPLIA will be marketed under the trade name Zimulti in the United States. ACOMPLIA received an approval letter from the FDA in February 2006. Analysts estimate that peak sales of ACOMPLIA for obesity could exceed $2.0 billion.

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

Several companies are developing products that could compete with our product candidates for the treatment of FSD including: NexMed, Inc. is developing Femprox, an alprostadil cream for the treatment of FSAD; The Proctor & Gamble Company is developing Intrinsa, a testosterone patch for the treatment of HSDD; BioSante Pharmaceuticals, Inc. is developing forms of testosterone gels for HSDD and Palatin Technologies, Inc. is developing a various nasal spray to treat FSD. None of these products has been approved by the FDA. In June 2006, the Committee for Medicinal Products for Human Use (CHMP), a division of the European Medicines Agency (EMEA), recommended to grant marketing authorization of Intrinsa for the treatment of HSDD in bilaterally oophorectomized and hysterectomized women.

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

We rely on a single injection molding company, Medegen Medical Products, LLC (“Medegen”), for our supply of plastic applicator components. In turn, Medegen obtains its supply of resin, a key ingredient of the applicator, from a single source, Huntsman Corporation. There can be no assurance that we will be able to identify and qualify additional sources of plastic components or that Medegen will be able to identify and qualify additional sources of resin. We are required to receive FDA approval for new suppliers. Until we secure and qualify additional sources of plastic components, we are entirely dependent upon Medegen. If interruptions in this supply occur for any reason, including a decision by Medegen to discontinue manufacturing, labor disputes or a failure of Medegen to follow regulations, the manufacture and marketing of MUSE and other potential products could be delayed or prevented. An extended interruption in the supply of plastic components could have a material adverse effect on our business, financial condition or results of operations.

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

One of the active ingredients in Qnexa, phentermine is available as a generic. The other, topiramate, is subject to several patents, the first of which is set to expire in 2008. Based on the research we have completed to date, we have no reason to believe Qnexa would not be subject to reimbursement by third party payors. The exact doses of the active ingredients in the final formulation of Qnexa will be different than those currently available. State pharmacy law prohibits pharmacists from substituting drugs with differing doses and formulations. The safety and efficacy of Qnexa is highly dependent on the titration, dosing and formulation which we believe could not be easily duplicated, if at all, with the use of generic substitutes. However, there can be no assurance that we will be able to provide for optimal reimbursement of Qnexa for obesity from third party payors or the U.S. Government. Furthermore, there can be no assurance that healthcare providers would not actively seek to provide patients generic versions of the active ingredients in Qnexa in order to treat obesity at a potential lower cost.

Federal legislation may increase the pressure to reduce prices of pharmaceutical products paid for by Medicare, which could adversely affect our revenues, if any.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, expanded Medicare coverage for drug purchases by the elderly and disabled beginning in 2006. Under the MMA, private insurance plans subsidized by the government offer prescription drug coverage to Medicare beneficiaries who elect to enroll in their plans. Although almost all prescription drugs are potentially available to plan enrollees, the plans are allowed to use formularies, preferred drug lists and similar mechanisms to favor selected drugs and limit access to other drugs except in certain circumstances. The price of a drug as negotiated between the manufacturer and a plan is a factor that the plan can consider in determining its availability to enrollees.

As a result, we expect that there will be increased pressure to reduce prices for drugs to obtain favorable status for them under the plans offering prescription drug coverage to Medicare beneficiaries. This pressure could decrease the coverage and price that we receive for our products in the future and could seriously harm our business. It is possible that our product, Qnexa, if successfully developed, could be particularly subject to price reduction initiatives because it is based on combinations of lower priced existing drugs.

In addition, some members of Congress advocate that the federal government should negotiate directly with manufacturers for lower prices for drugs in the Medicare program, rather than rely on private plans. If the law were changed to allow or require such direct negotiation, there could be additional reductions in the coverage of and prices that we receive for our products.

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

There can be no assurance that our products do not or will not infringe on the patent or proprietary rights of others. Third parties may assert that we are employing their proprietary technology without authorization. For example, in October 2002, the United States Patent and Trademark Office (USPTO) issued to Pfizer a method of use patent, U.S. Patent No. 6,469,012. Pfizer immediately initiated litigation against competitors who were selling PDE5 inhibitors, including ICOS, the maker of Cialis. In September 2003, the USPTO ordered the reexamination of the patent. In a related action, the European Patent Office revoked Pfizer’s European patent.

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

We hold various patents and patent applications in the United States and abroad targeting obesity and male and female sexual health among other products. Qnexa is our product candidate involving low doses of topiramate and phentermine. On June 6, 2006, U.S. Patent No. 7,056,890 B2 was issued by the USPTO. This patent contains composition, product, and other claims that should protect Qnexa as a proprietary product for the treatment of obesity. The term of this patent extends into 2019. The corresponding European patent with similar claims has been approved for grant. We are in the process of prosecuting patent applications in other countries as well, to obtain significant foreign patent coverage for both Qnexa and future generations of Qnexa. Furthermore, we have filed additional patent applications in the United States to expand the coverage that will be provided by the initial U.S. patent. The primary focus of the patent applications is on combination therapy using a sympathomimetic agent (such as phentermine) and an anticonvulsant (such as topiramate) for the treatment of obesity and other related disorders. We have worked closely with our patent counsel to put together a cogent patent strategy and are building a strong patent portfolio, ensuring exclusivity for many years to come.

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

We may be subject to claims that we, or our employees, have wrongfully used or disclosed alleged trade secrets of their former employers.

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

We may not be able to develop or commercialize our product candidates due to intellectual property rights held by third parties.

If a third party holds a patent to a composition or method of use of an approved drug that is a component of one or more of our product candidates, we may not be able to develop or commercialize such product candidates without first obtaining a license to such patent, or waiting for the patent to expire. Our business will be harmed if we are unable to use the optimal formulation or methods of use of the component drugs that comprise our product candidates. This may occur because the formulations or methods of use are covered by one or more third party patents, and a license to such patents is unavailable or is available on terms that are unacceptable to us.

We may be unable to in-license intellectual property rights or technology necessary to develop and commercialize our products.

Depending on its ultimate formulation and method of use, before we can develop, clinically test, make, use, or sell a particular product candidate, we may need to obtain a license from one or more third parties who have patent or other intellectual property rights covering components of our product candidate or its method of use. There can be no assurance that such licenses will be available on commercially reasonable terms, or at all. If a third party does not offer us a necessary license or offers a license only on terms that are unattractive or unacceptable to us, we might be unable to develop and commercialize one or more of our product candidates.

Risks Relating to our Financial Position and Need for Financing

We require additional capital for our future operating plans, and we may not be able to secure the requisite additional funding on acceptable terms, or at all.

Our capital resources are expected to continue to decline over the next several quarters as the result of spending on research and development projects, including clinical trials. On July 14, 2006, VIVUS, Inc. filed with the Securities and Exchange Commission a shelf Registration Statement on Form S-3.  Once the shelf Registration Statement (File Number 333-135793) is reviewed and declared effective by the SEC, the Company will be able to offer and sell up to an aggregate of $80.0 million of common stock from time to time in one or more offerings.  The terms of any such future offering would be established at the time of such offering. On May 10, 2006, we raised $12.0 million in a registered direct offering of our common stock to two institutional investors. Under the terms of this financing, we sold 3,669,725 shares of VIVUS common stock at a price of $3.27 per share. On January 4, 2006, we obtained a $5.4 million loan from Crown Bank, N.A. (“Crown”), secured by the land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown. The loan is payable over a 10-year term and the interest rate will be fixed at 8.25%, which is the prime rate plus 1% at the time of funding and then will be adjusted annually to a fixed rate for the year equal to the prime rate plus 1% with a floor of 7.5%. On December 22, 2005, we purchased from our landlord our principal manufacturing facility, which was previously leased, for $7.1 million. The purchase price was funded in part by $3.3 million of restricted cash, which was being held by the landlord as cash collateral for renovations to the facility upon the termination of the lease and the remainder with cash. On March 15, 2005, we sold 6,250,000 shares of our common stock at a price of $3.40 per share, providing us with net proceeds of $19.6 million.

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities into 2007. However, we anticipate that we will be required to obtain additional financing to fund the development of our research and development pipeline in future periods as well as to support the possible launch of any future products. Our future capital requirements will depend upon numerous factors, including:

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

We have an accumulated deficit of $161.7 million as of June 30, 2006 and expect to continue to incur substantial operating losses for the foreseeable future.

We have generated a cumulative net loss of $161.7 million for the period from our inception through June 30, 2006, and we anticipate losses for the next several years due to increased investment in our research and development programs and limited revenues. There can be no assurance that we will be able to achieve profitability or that we will be successful in the future.

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

The stock market in general, and the NASDAQ Global Market and the market for life sciences companies in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, there has been particular volatility in the market prices of securities of early stage and development stage life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

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

There is no guarantee that an active trading market for our common stock will be maintained on the NASDAQ Global Market. Investors may not be able to sell their shares quickly or at the latest market price if trading in our stock is not active.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If we fail to comply with new or changed laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could adversely affect our financial results and the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of VIVUS, Inc. was held on June 14, 2006 at our principal executive office.  Matters voted on at that meeting were (i) the election of six (6) directors, and (ii) the confirmation of the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent auditor for the year ending December 31, 2006.

Proposal I.  Election of Directors

Tabulations for each individual director were as follows:

DIRECTOR	FOR	WITHHELD
Virgil A. Place, MD	34,906,393	4,836,177
Leland F. Wilson	34,419,885	5,322,685
Mark B. Logan	39,357,566	385,004
Mario Rosati	33,175,658	6,566,912
Linda M. Dairiki Shortliffe, MD	38,299,230	1,443,340
Graham Strachan	39,995,043	747,527

Proposal II. Confirmation of the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent auditor for the year ending December 31, 2006

Tabulations for the confirmation of the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent auditor for the year ending December 31, 2006 were as follows:

FOR	AGAINST	WITHHELD
39,554,238	106,759	81,563

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

10.53A	(4)††	First Amendment and Waiver Manufacture and Supply Agreement, dated February 21, 2006 by and between the Company and NeraPharm spol, s.r.o.

31 .1		Certification of Chief Executive Officer, dated August 7, 2006, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31 .2		Certification of Chief Financial Officer, dated August 7, 2006, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††               Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

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

(4)             Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2006	VIVUS, Inc.

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

10.53A	(4)††	First Amendment and Waiver Manufacture and Supply Agreement, dated February 21, 2006 by and between the Company and NeraPharm spol, s.r.o.

31.1		Certification of Chief Executive Officer, dated August 7, 2006, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated August 7, 2006, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

††               Portions of the exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the SEC.

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

(4)             Incorporated by reference to the same-numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.