Form 10-Q
period 2006-09-30
VIVUS INC
filed 2006-11-08
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

At October 25, 2006, 48,402,517 shares of common stock were outstanding.

VIVUS, INC.

Quarterly  Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	SEPTEMBER 30 2006	DECEMBER 31 2005*
	(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$18.881	$22,236
Available-for-sale securities	7,448	4,770
Accounts receivable, net of allowance for doubtful accounts of $88 and $202 at September 30, 2006 and December 31, 2005, respectively	2,371	7,604
Inventories, net	4,045	4,504
Prepaid expenses and other assets	1,976	1,024
Total current assets	34,721	40,138
Property and equipment, net	8,738	9,144
Restricted cash	700	—
Total assets	$44,159	$49,282
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,091	$3,779
Product returns	2,111	3,016
Accrued research and clinical expenses	838	1,886
Accrued licensing fees	—	1,972
Accrued chargeback reserve	683	1,832
Accrued employee compensation and benefits	1,040	1,280
Income taxes payable	1,221	1,215
Accrued and other liabilities	1,794	1,589
Total current liabilities	10,778	16,569

Notes payable	11,453	5,164
Deferred revenue	2,301	948
Total liabilities	24,532	22,681

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock; $.001 par value; 200,000 shares authorized; 48,403 shares issued and outstanding at September 30, 2006 and 44,642 at December 31, 2005	48	45
Additional paid-in capital	187,433	173,613
Accumulated other comprehensive loss	(4)	(30)
Accumulated deficit	(167,850)	(147,027)
Total stockholders’ equity	19,627	26,601
Total liabilities and stockholders’ equity	$44,159	$49,282

* Derived from audited consolidated financial statements filed in the Company’s 2005 Annual Report on Form 10-K.

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30 2006	SEPTEMBER 30 2005	SEPTEMBER 30 2006	SEPTEMBER 30 2005
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)

Revenue:
United States product, net	$3,348	$2,538	$6,948	$4,255
International product	567	688	1,643	1,235
Other revenue	116	41	347	122
Total revenue	4,031	3,267	8,938	5,612
Operating expenses:
Cost of goods sold and manufacturing	2,627	2,477	8,542	6,616
Research and development	4,301	4,154	11,162	14,080
Selling, general and administrative	3,510	2,826	10,678	8,941
Total operating expenses	10,438	9,457	30,382	29,637

Loss from operations	(6,407)	(6,190)	(21,444)	(24,025)

Interest and other income (expense):
Interest income, net	253	246	639	638
Other expense	—	(14)	—	(37)
	253	232	639	601
Loss before provision for income taxes	(6,154)	(5,958)	(20,805)	(23,424)
Provision for income taxes	(6)	(2)	(18)	(23)
Net loss	$(6,160)	$(5,960)	$(20,823)	$(23,447)
Other comprehensive loss:
Unrealized gain on securities	(4)	6	26	8
Comprehensive loss	$(6,164)	$(5,954)	$(20,797)	$(23,439)

Net loss per share:
Basic and diluted	$(0.13)	$(0.13)	$(0.45)	$(0.55)
Shares used in per share computation:
Basic and diluted	48,399	44,526	46,619	42,824

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30
	2006	2005
	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,823)	$(23,447)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(114)	33
Depreciation	808	1,108
Share-based compensation expense	1,599	32
Loss on disposal of property and equipment	22	24
Changes in assets and liabilities:
Accounts receivable	5,347	7,689
Inventories	459	(1,271)
Prepaid expenses and other assets	(952)	(117)
Accounts payable	(688)	(644)
Product returns	(905)	(644)
Accrued research, clinical and licensing fees	(3,020)	698
Accrued chargeback reserve	(1,149)	(770)
Accrued employee compensation and benefits	(240)	(335)
Accrued and other liabilities	1,452	(337)
Net cash used in operating activities	(18,204)	(17,981)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(425)	(95)
Restricted cash	(700)	—
Investment purchases	(14,282)	(36,335)
Proceeds from sale/maturity of securities	11,630	40,137
Net cash (used in) provided by investing activities	(3,777)	3,707

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under note agreements	6,469	1,690
Principal payments under note agreement	(66)	—
Exercise of common stock options	30	301
Sale of common stock through employee stock purchase plan	167	120
Proceeds from issuance of common stock	12,026	19,584
Net cash provided by financing activities	18,626	21,695

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(3,355)	7,421
CASH AND CASH EQUIVALENTS:
Beginning of period	22,236	8,304
End of period	$18,881	$15,725

NON-CASH INVESTING ACTIVITIES:
Unrealized gain on securities	$26	$8

See accompanying notes to condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005, as filed on March 13, 2006 with the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2. SHARE-BASED COMPENSATION

On January 1, 2006, the Company adopted SFAS 123(revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, restricted stock, and stock appreciation rights (SARS) based on estimated fair values. The Company adopted SFAS 123(R) using the modified prospective transition method, which requires application of the accounting standard as of January 1, 2006, the first day of fiscal year 2006. The Unaudited Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Condensed Consolidated Financial Statements for prior periods have not been restated to reflect the impact of SFAS 123(R). Therefore, the results for the first nine months of fiscal 2006 are not directly comparable to the same period in the prior year.

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

The following table illustrates the effect on net loss and net loss per share as if the Company had applied the fair value recognition provisions of SFAS 123 to awards granted under the Company’s stock-based compensation plans prior to the adoption. For purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option-pricing model (Black-Scholes Model) and amortized on an accelerated basis over the requisite service period of the individual grants, which generally equals the vesting period. In the pro forma information for the periods prior to 2006, the Company accounted for forfeitures as they occurred.  The disclosures for the nine months ended September 30, 2006 were not presented because stock-based awards were accounted for under SFAS 123(R)’s fair-value method during this period.

	Three months ended	Nine months ended
	September 30 2005	September 30 2005
Net loss, as reported	$(5,960)	$(23,447)
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(446)	(1,285)
Pro forma net loss	$(6,406)	$(24,732)
Pro forma net loss per share:
Basic and diluted	$(0.14)	$(0.58)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the nine months ended September 30, 2005: no dividend yield, expected volatility between 49% and 57%, risk-free interest rates between 3% and 4% and an expected life of 5 years.

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and nine months ended September 30, 2006 was comprised as follows (in thousands, except per share data):

	Three Months Ended September 30 2006	Nine Months Ended September 30 2006
Cost of goods sold and manufacturing	$87	$273
Research and development	173	479
Selling, general and administrative	287	847
Share-based compensation expense before taxes	547	1,599
Related income tax benefits	—	—
Share-based compensation expense, net of taxes	$547	$1,599
Net share-based compensation expense, per common share:
Basic and diluted	$0.01	$0.03

During the third quarter of 2006, the Company granted 62,500 restricted stock units to an officer with a weighted average grant date fair value of $2.04 per restricted stock unit.  This grant contains a market condition and was valued using a binomial model.  The following assumptions were used for valuing this grant: no dividend yield, expected volatility of 60.60%, risk-free interest rate of 4.70% and an expected life of 5 years.

At September 30, 2006, a total of 4,749,658 stock options were outstanding under the Company’s stock option plans. Stock-based compensation expense recognized for the three and nine months ended September 30, 2006 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Included in stock-based compensation expense in the nine months ended September 30, 2006 was $1.5 million related to stock options, $121,000 related to the employee stock purchase plan, and $2,000 related to restricted stock units, net of the estimated forfeitures.

As of September 30, 2006, unrecognized estimated compensation expense totaled $1.8 million related to non-vested stock options, $18,000 related to the employee stock purchase plan, and $126,000 related to restricted stock units. The weighted average remaining requisite service period of the non-vested options was 1.3 years, of the employee stock purchase plan was 1.5 months, and of the restricted stock units was 2.5 years.

Valuation Assumptions

The fair value of stock options granted in the three and nine months ended September 30, 2006 was estimated using a Black-Scholes Model with the following weighted average assumptions:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Expected life (in years)	6.25	6.17
Volatility	73.06%	75.90%
Risk-free interest rate	4.60%	4.91%
Dividend yield	0.00%	0.00%

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

3. CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

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

4. INVENTORIES

Inventories are recorded net of reserves of $4.4 million and $3.8 million as of September 30, 2006 and December 31, 2005, respectively. Inventory balances, net of reserves, consist of (in thousands):

	SEPTEMBER 30, 2006	DECEMBER 31, 2005

Raw materials	3,003	$3,666
Work in process	144	33
Finished goods	898	805
Inventory, net	$4,045	$4,504

As noted above, the Company has recorded significant reserves against the carrying value of its inventory of raw material and certain component parts. The reserves relate primarily to inventory that the Company previously estimated would not be used.  In the fourth quarter of 2004, the Company determined that it would likely not use the fully reserved raw materials inventory in future production and, consequently, none of the reserved raw materials was used in either the first nine months of 2005 or 2006. As of September 30, 2006, the Company does not intend to use any of the reserved raw materials in future production. In the first quarter of 2005, the Company determined that it likely would continue to use some portion of the fully reserved component parts in production.  The Company used $52,000 and $67,000 of its fully reserved component parts inventory during the first nine months of 2006 and 2005, respectively.  The fully reserved inventory is charged to cost of goods sold at a zero basis when used, which has a favorable impact on gross profit.  The original cost of the fully reserved inventory related to component parts is $865,000 as of the end of the first nine months of 2006, and we intend to continue to use this reserved component parts inventory in production when appropriate.

5. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets includes a receivable of $767,000 for a Food and Drug Administration (“ FDA”) refund of our application fee paid in September 2006 for the New Drug Application (“NDA”) for EvaMist. The Company is due a refund pursuant to Section 736(d)(1)(C) of the Federal Food, Drug and Cosmetic Act (“FDC Act”) on the basis that the fees paid by the Company exceed the anticipated present and future costs incurred by the FDA in conducting the process for the review of human drug applications for VIVUS, Inc.  The Company is also requesting a refund of the fiscal year 2007 product and establishment fees for its marketed product, MUSE, which was paid to the FDA in October 2006.

6.  NOTES PAYABLE

In the first quarter of 2004, the Company signed an agreement for a secured line of credit with Tanabe Holding America, Inc., a subsidiary of Tanabe Seiyaku Co., Ltd., or Tanabe, allowing it to borrow up to $8.5 million to be used for the development of avanafil, an erectile dysfunction compound that has completed Phase 2 clinical trials. The secured line of credit may be drawn upon quarterly and each quarterly borrowing has a 48-month term and bears interest at the annual rate of 2%. There are no financial covenants associated with this secured line of credit. Under certain conditions, at the Company’s option, payments on this secured line of credit may be made, in whole or in part, in common stock. As of September 30, 2006, we had long-term notes payable to Tanabe of $6.3 million, and $2.2 million of available credit under this agreement. All the assets of the Company, except land and buildings, and restricted cash of $700,000 serve as collateral for this line of credit.

The amount of each quarterly borrowing and its due date are (in thousands):

Date of Note	Amount of Note	Due Date
March 31, 2004	$315	March 31, 2008
June 30, 2004	883	June 30, 2008
September 30, 2004	1,007	September 30, 2008
December 31, 2004	1,034	December 31, 2008
March 31, 2005	700	March 31, 2009
June 30, 2005	417	June 30, 2009
September 30, 2005	573	September 30, 2009
December 31, 2005	235	December 31, 2009
March 31, 2006	370	March 31, 2010
June 30, 2006	524	June 30, 2010
September 30, 2006	200	September 30, 2010
Total	$6,258

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

7. AGREEMENTS

In 2001, VIVUS entered into a Development, Licensing and Supply Agreement with Tanabe for the development of avanafil, an oral PDE5 inhibitor product candidate for the treatment of erectile dysfunction. Under the terms of the 2001 Development, Licensing and Supply Agreement with Tanabe, the Company paid a $2.0 million license fee obligation to Tanabe during the nine months ended September 30, 2006. The Company expects to make other substantial payments to Tanabe in accordance with its agreements with Tanabe. These payments are based on certain development, regulatory and sales milestones. In addition, VIVUS is required to make royalty payments on any future product sales.

In February 2004, the Company entered into exclusive licensing agreements with Acrux Limited and a subsidiary of Acrux under which it has agreed to develop and commercialize Testosterone MDTS (metered-dose transdermal spray) and EvaMist in the United States for various female health applications. Under the terms of the agreements, the Company agreed to pay to Acrux combined licensing fees of $3.0 million, up to $4.3 million for the achievement of certain clinical development milestones, up to $6.0 million for achieving product approval milestones, and royalties on net sales in the United States upon commercialization of each product. The Company made a $1.0 million milestone payment to Acrux in October 2006 related to the submission of a New Drug Application (“NDA”) to the FDA for EvaMist. The Company expensed $1.0 million and $375,000 of clinical development milestone fees under the terms of the agreements in the first nine months of 2006 and 2005, respectively. Upon approval of the NDA for EvaMist, a $3.0 million product approval milestone will be due to Acrux.

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

8. NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share, or EPS. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options. Potentially dilutive options outstanding of 265,776 and 256,301 at September 30, 2006 and 2005, respectively, are excluded from the computation of diluted EPS for the third quarter of 2006 and 2005 because the effect would have been anti-dilutive. Potentially dilutive options outstanding of 235,361 and 174,433 at September 30, 2006 and 2005, respectively, are excluded from the computation of diluted EPS for the first nine months of 2006 and 2005 because the effect would have been anti-dilutive.

9. STOCK OPTION AND PURCHASE PLANS

Stock Option Plan

Under the 2001 Stock Option Plan, or the 2001 Plan, which was approved by the stockholders at the annual meeting held on June 5, 2002, the Company may grant incentive or non-statutory stock options or stock purchase rights, or SPRs. On July 12, 2006, the Board of Directors adopted an amendment to the 2001 Plan to add the ability to issue Restricted Stock Units, or RSUs, under the 2001 Plan. In contrast to restricted stock awards, the newly permitted RSUs would represent an obligation of the Company to issue unrestricted shares of common stock or cash to the grantee only when and to the extent that the vesting criteria of the award are satisfied. As in the case of restricted stock awards, vesting criteria for RSUs can be based on time or other conditions specified by the Board or an authorized committee of the Board.  However, until vesting occurs, the grantee is not entitled to any stockholder rights with respect to the unvested shares. Upon vesting of an RSU, the recipient receives one share of VIVUS stock for each vested restricted stock unit or a cash payment for the value thereof. The Company, in its sole discretion, may pay earned RSUs in cash, shares, or a combination thereof. Shares represented by RSUs that are fully paid in cash again will be available for grant under the Plan. The Company issues new shares for settlement of vested restricted stock units and exercises of stock options.  The Company does not have a policy of purchasing its shares relating to its share-based programs.

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

The 2001 Plan allows the Company to grant non-statutory stock options to employees, directors and consultants at a price to be determined by the Board of Directors. The term of the option is determined by the Board of Directors on the date of grant but shall not be longer than ten years. The 2001 Plan allows the Company to grant SPRs to employees and consultants. Sales of stock under SPRs are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. The Company has a right, but not the obligation, to repurchase the shares at the original sale price, which expires at a rate to be determined by the Board of Directors. As of September 30, 2006, no SPRs have been granted under the 2001 Plan.

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

A summary of stock option award activity under these plans is as follows:

	Nine Months Ended
	September 30, 2006		September 30, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	4,404,664	$4.31	4,114,785	$4.56
Granted	564,435	$3.22	1,065,778	$3.79
Exercised	(28,400)	$3.16	(97,355)	$3.11
Cancelled	(191,041)	$3.87	(531,637)	$5.36

Outstanding at end of period	4,749,658	$4.21	4,551,571	$4.32

Options exercisable at end of period	3,310,279		2,996,895
Weighted average fair value of options granted		$2.25		$2.22

A summary of restricted stock units award activity under the 2001 Plan as of September 30, 2006 and changes during the nine month period then ended are presented below:

	Nine Months Ended September 30, 2006
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Restricted stock units outstanding December 31, 2005	—	$—
Granted	62,500	2.04
Vested	—	—
Forfeited	—	—
Restricted stock units outstanding, September 30, 2006	62,500	$2.04	5.0	$231,000

As of September 30, 2006, unrecognized compensation expense related to the unvested portion of the Company’s restricted stock units was approximately $126,000 and is expected to be recognized over a weighted average period of approximately 2.5 years. All of the Company’s restricted stock units were unvested as of September 30, 2006.

At September 30, 2006, stock options were outstanding and exercisable as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2006	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable September 30, 2006	Weighted-Average Exercise Price
$2.00 - $3.73	1,922,338	6.5 years	$3.16	1,003,270	$2.95
$3.75 - $4.58	1,893,826	6.0 years	$4.17	1,484,037	$4.15
$4.59 - $8.08	933,494	5.4 years	$6.45	822,972	$6.55
$2.00 - $8.08	4,749,658	6.1 years	$4.21	3,310,279	$4.38

The aggregate intrinsic value of outstanding options as of September 30, 2006 was $1.1 million, of which $759,000 related to exercisable options.

At September 30, 2006, 1,806,588 options remain available for grant. In the third quarter of 2006, in accordance with the terms of the 2001 Plan, the Company transferred a net total of 705,474 expired plan shares to the 2001 Plan. Options under these plans generally vest over four years, and all options expire after ten years.

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

As of September 30, 2006, 983,555 shares have been issued to employees and there are 416,445 available for issuance under the Stock Purchase Plan.

10. COMMITMENTS AND CONTINGENCIES

In January 2000, the Company entered into a seven-year lease for its corporate headquarters in Mountain View, California, which expires in January 2007. In November 2006, the Company entered into a new 30-month lease for the existing Mountain View corporate headquarters location with its existing landlord. The new lease is scheduled to commence on or about February 1, 2007.  The base monthly rent is set at $1.85 per square foot or $26,000 per month.  The lease expires on July 31, 2009 and allows the Company one option to extend the term of the lease for a period of one year from the expiration of the lease.

In November 2002, the Company entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. The Company’s remaining commitment under this agreement is to purchase a minimum total of $2.3 million of product from 2006 through 2008.  There were no purchases made from this supplier in the first nine months of 2006.

In January 2004, the Company entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. In February 2006, the terms of this agreement were amended.  In 2005, the Company purchased $240,000 of product and in the first nine months of 2006, the Company purchased $751,000 of product from this supplier.  Per the terms of the amended agreement, the Company will be required to purchase a minimum total of $765,000 of additional product from 2006 through 2008.

The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably estimable.  In the first quarter of 2006, the Company recorded a $762,000 loss contingency related to a purchase commitment of alprostadil, considered to be in excess of production needs, which was received in the third quarter of 2006.

11. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the first nine months of 2006 and 2005, sales to significant customers as a percentage of total revenues were as follows:

	2006	2005
Customer A	55%	44%
Customer B	6%	10%
Customer C	14%	17%
Customer D	15%	16%

The Company did not have any suppliers making up more than 10% of operating costs.

12. RESEARCH AND DEVELOPMENT

Research and development expenses including advertising and patient recruitment costs are expensed as incurred.

13. EQUITY TRANSACTIONS

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

On July 14, 2006, VIVUS, Inc. filed with the Securities and Exchange Commission (SEC) a shelf Registration Statement on Form S-3.  The shelf Registration Statement (File Number 333-135793) was declared effective by the SEC on August 16, 2006, providing the Company with the ability to offer and sell up to an aggregate of $80.0 million of common stock from time to time in one or more offerings.  The terms of any such future offering would be established at the time of such offering. This shelf Registration Statement (File Number 333-135793) replaces shelf Registration Statement (File Number 333-12159).

14. RELATED PARTY TRANSACTIONS

Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as our outside corporate counsel since our formation and has received compensation at normal commercial rates for these services. In the first nine months of 2006 and 2005, we paid $458,000 and $324,000, respectively, to Wilson Sonsini Goodrich & Rosati.

15.  LEGAL MATTERS

In the normal course of business, the Company receives claims and makes inquiries regarding patent infringement and other legal matters. The Company believes that it has meritorious claims and defenses and intends to pursue any such matters vigorously. The Company received notice from a former employee seeking payment due to their termination in 2005 and in the third quarter of 2006, the Company concluded this matter without a material impact on its financial position. The Company is not aware of any asserted or unasserted claims against it where an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

16.  SUBSEQUENT EVENTS

In November 2006, the Company entered into a new 30-month lease for the existing Mountain View corporate headquarters location with its existing landlord. The new lease is scheduled to commence on or about February 1, 2007.  The base monthly rent is set at $1.85 per square foot or $26,000 per month.  The lease expires on July 31, 2009 and allows the Company one option to extend the term of the lease for a period of one year from the expiration of the lease.

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

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

We are currently advancing four late-stage clinical products, each addressing specific components of these significant markets. Three of these products are being prepared to enter Phase 3 clinical trials, and one product has completed Phase 3 evaluation, for which we submitted a New Drug Application (NDA) to the U.S. Food and Drug Administration (FDA) in the third quarter of 2006. In 1997, we launched MUSE (alprostadil) in the United States and, together with our partners, internationally. We market MUSE as a prescription product for the treatment of erectile dysfunction.

Our investigational product pipeline includes:

•            QnexaTM for treating obesity, for which a Phase 2 study has been completed;

•            EvaMistTM, to treat vasomotor symptoms associated with menopause, for which we submitted an NDA to the FDA in the third quarter of 2006;

•            Testosterone MDTS® is being developed to treat hypoactive sexual desire disorder, for which a Phase 2 study has been completed; a Special Protocol Assessment (SPA) request was submitted at the end of the second quarter; and

•            Avanafil is being developed for the treatment of erectile dysfunction; for which Phase 2 studies have been completed and an end of Phase 2 meeting with the FDA has been held.

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

Year-to-Date 2006 Update

Highlights year to date include:

•                  Grant of Key Patent for MDTS® Delivery System — An additional patent relating to the Metered Dose Transdermal Spray (MDTS) was granted by the U.S. Patent and Trademark Office to Acrux (ASX: ACR). This patent, which expires July 31, 2022, provides protection for the MDTS applicator, which is currently used in two of VIVUS’ women’s health investigational product candidates under clinical development: Testosterone MDTS for the treatment of decreased libido and EvaMist (Estradiol MDTS) for the treatment of menopausal symptoms. VIVUS licensed the U.S. rights to these products from Acrux in 2004.

•                  Purchase of Manufacturing Facility — In January 2006, VIVUS financed the purchase of land and buildings previously leased by VIVUS by entering into a mortgage note agreement with Crown Bank, N.A. of New Jersey.  In December 2005, VIVUS purchased the land and buildings for $7.1 million funded by $3.3 million, which had previously been classified as restricted cash, and the remainder from its general cash account.  In January 2006, VIVUS received proceeds from the mortgage note of $5.4 million.  Together, the note and the previously restricted cash allowed VIVUS to purchase the facility without using any cash from its general cash account.

•                  Receipt of Milestone Payment from European Distributor — In January 2006, VIVUS received a milestone payment from its European distributor, MEDA AB of $2.0 million, which is included in deferred revenue as of September 30, 2006 and is being recognized as income ratably over the term of the distribution agreement. The milestone payment provides MEDA with the right to continue to sell and distribute MUSE in its European territories.  VIVUS and MEDA entered into a ten-year distribution agreement in 2002.

•                  Positive Phase 2 Clinical Trial Results with Qnexa — In May 2006, we announced positive results from a Phase 2 study of Qnexa.  The trial, which was conducted by Duke University Medical Center, was a double blind, randomized, placebo controlled study.  Findings from the study included:

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

•                  Raised $12.0 million in Registered Direct Offering of Common Stock — In May 2006, VIVUS entered into a purchase agreement for the sale of $12.0 million of its common stock in a registered direct offering.  The financing was led by new investor, OrbiMed Advisors, LLC.  We intend to use the proceeds from the financing to fund on-going and future clinical trials, including certain studies required prior to the initiation of a Phase 3 clinical trial of Qnexa and for general operating purposes.

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

•                  Special Protocol Assessment (SPA) request for Testosterone MDTS was submitted to the FDA — In June 2006, we submitted a request for SPA for the Phase 3 study for Testosterone MDTS for the treatment of Hypoactive Sexual Desire Disorder (“HSDD”).

•                  Submitted a New Drug Application (NDA) with the FDA— In September 2006, we submitted an NDA for our investigational estradiol drug, EvaMist, being developed for the treatment of vasomotor symptoms associated with menopause.

Our Product Pipeline

We currently have four research and development programs targeting obesity and sexual health:

Product	Indication	Status	Patent Expiry and Number
Qnexa (phentermine and topiramate)	Obesity	Phase 2 completed	2019 (US 7,056,890 B2)
EvaMist (Estradiol-MDTS)	Menopausal symptoms	Phase 3 completed, NDA submitted with FDA	2017 (US 6,818,226)
Testosterone MDTS	Hypoactive sexual desire disorder (HSDD)	Phase 2 completed, SPA submitted with FDA	2017 (US 6,818,226)
Avanafil (PDE5 inhibitor)	Erectile dysfunction (ED)	Phase 2 completed	2020 (US 6,656,935)

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

Qnexa

Qnexa is a proprietary oral investigational pharmaceutical treatment for obesity that incorporates low doses of active ingredients from two previously approved products, topiramate and phentermine. By combining each of these compounds, we believe Qnexa can simultaneously address excessive appetite and high threshold for satiety, or the feeling of being full, the two main mechanisms that impact eating behavior.

Previously, we reported results from a Phase 2 double blind, randomized, and placebo-controlled clinical trial conducted at Duke University, in which over 50% of obese patients experienced 10% or more total body weight loss. This trial involved 200 subjects, 159 women and 41 men with an average age of 40 and a mean body mass index (BMI) of 38.6. (A BMI of > 30.0 is classified as obese per guidelines from the U.S. Department of Health and Human Services.) Patients completing the 24-week treatment period lost on average approximately 11% of baseline body weight, as compared to an average 2.8% in the placebo group. The difference between the Qnexa arm and the placebo arm was highly statistically significant. The primary efficacy endpoint for weight loss trials as required by the U.S. Food and Drug Administration is demonstration of a mean placebo-subtracted 1-year weight loss of greater than or equal to 5%. In Europe, The Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMEA) has recommended that demonstration of significant weight loss of at least 10% of baseline weight is considered to be a valid primary endpoint for anti-obesity drugs.

In addition, Qnexa treated subjects had a significant reduction of waist circumference, triglycerides, systolic blood pressure and total cholesterol compared to patients in the placebo group. These findings suggest that Qnexa may improve certain metabolic risk factors in obese patients. According to the American Heart Association, "The metabolic syndrome is characterized by a group of metabolic risk factors in one person." Such factors include but are not limited to abdominal obesity, and blood fat disorders that foster plaque buildup in artery walls including: high triglycerides, low HDL cholesterol, high LDL cholesterol, and elevated blood pressure. People with metabolic syndrome have an increased risk of coronary heart disease and other conditions that result from the buildup of plaque in artery walls (e.g., stroke and peripheral vascular disease) and type 2 diabetes. It is currently estimated that more than 50 million Americans are living with metabolic syndrome.

Qnexa was well tolerated in this trial. The study completion rate for patients on Qnexa over the 24-week treatment period was 92%, as compared to 62% for patients in the placebo group. Adverse events occurring in greater than 10% in the Qnexa arm as compared to placebo included paresthesia (mild tingling of the extremities), altered taste and increased urinary frequency. There were no dropouts in the Qnexa arm due to serious or severe adverse events.

The Phase 2 clinical trial was performed with a twice-a-day dosing formulation. We are continuing development with the intention of entering into Phase 3 clinical trials with a once-a-day dosing formulation.

Our first patent covering Qnexa was issued June 6, 2006. In addition, Qnexa is the subject of multiple U.S. and International patent applications.

Female Sexual Health

We believe that the market for the treatment of sexual disorders in women is large and underserved. A paper published in the Journal of the American Medical Association in 1999 noted 43% of women between the ages of 18 and 65 identified themselves as afflicted with a sexual disorder, reporting hypoactive sexual desire disorder as one of the most common conditions of female sexual dysfunction, or FSD. Currently, there are no pharmaceutical treatments on the market that have been approved by the Food and Drug Administration, or FDA, for the treatment of this sexual disorder in women.

EvaMist

EvaMist is our patent protected, estradiol spray investigational product candidate being developed for the treatment of vasomotor symptoms associated with menopause. Vasomotor symptoms (hot flashes) are reported to be among the most common medical complaints of women going through menopause. EvaMist uses our proprietary, metered-dose transdermal spray, or MDTS, applicator that delivers a precise amount of estradiol to the skin. We believe that the MDTS technology has significant advantages over patches and gels. The applied dose dries in approximately 60 seconds. It is not messy. It is easy to apply, is invisible, and does not wash off when dry. We licensed the U.S. rights for this product from Acrux Limited

(“Acrux”) in 2004. Acrux’s early studies have demonstrated that the Estradiol-MDTS system delivers sustained levels of estradiol to women over a 24-hour period.

In December 2004, we initiated our Phase 3 study of EvaMist in the United States, under an SPA with the FDA to evaluate its safety and efficacy in menopausal women suffering from vasomotor symptoms. The primary endpoints were to assess the decrease in the frequency and severity of hot flashes at 4 and 12 weeks of treatment. In May 2006, we announced positive results from this pivotal Phase 3 clinical trial of EvaMist. The study showed a statistically significant reduction in the number and severity of moderate and severe hot flashes. We submitted the New Drug Application (NDA) for EvaMist to the FDA in the third quarter of 2006.  We made a $1.0 million clinical development milestone payment to Acrux in October 2006 under the terms of our licensing agreement, related to the submission of the NDA for EvaMist.

Testosterone MDTS

Hypoactive Sexual Desire Disorder (“HSDD”), the persistent or recurrent lack of interest in sexual activity resulting in personal distress, is reported to be the most common type of female sexual dysfunction, affecting as many as 30% of women in the United States. There are no FDA-approved pharmaceutical treatments for HSDD. Testosterone MDTS is our patent protected, transdermal investigational product candidate being developed for the treatment of HSDD in women. The active ingredient in Testosterone MDTS is the synthetic version of the testosterone that is present naturally in women and men. We believe that our Testosterone MDTS product has significant advantages over patches and other transdermal gels that are being developed for this indication. The Testosterone MDTS spray allows for discreet application, unlike patches that are visible and topical gels that can be messy. We believe that the patented MDTS delivery technology should prevent others from commercializing competitive therapies utilizing a spray delivery technology.

In February 2005, we announced, along with Acrux, positive Phase 2 results for Testosterone MDTS, which showed a statistically significant improvement in the number of satisfying sexual events in pre-menopausal patients with HSDD. In September 2005, we met with the FDA to share results from our Phase 2 clinical study and to discuss the Phase 3 study requirements for obtaining marketing approval for this indication. Although final Phase 3 protocols have not been agreed upon, the FDA provided guidance to us on the size of and endpoints for the Phase 3 studies. We submitted a Phase 3 safety and efficacy protocol under the SPA process and are currently in discussion with the FDA regarding the details of the protocol.

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

Avanafil

Avanafil is our orally administered, PDE5 inhibitor investigational product candidate, which we licensed from Tanabe Seiyaku Co., Ltd., or Tanabe, in 2001. We have exclusive worldwide development and commercialization rights for avanafil with the exception of certain Asian markets.

Pre-clinical and clinical data suggests that avanafil:

•       is highly selective to PDE5, which we believe may result in a favorable side effect profile;

•       has a shorter plasma half-life than the current commercially available PDE5 inhibitors; and

•       is fast-acting.

Avanafil possesses a shorter plasma half-life than other PDE5 inhibitors currently on the market. The plasma half-life of a drug is the amount of time required for 50% of the drug to be removed from the bloodstream. We believe avanafil’s short half-life and fast onset of action are ideal characteristics for the treatment of ED. An End-of-Phase 2 meeting with the FDA for avanafil took place in November 2005. We discussed the Phase 2 results and the proposed protocol for the Phase 3 trials.

Based on feedback from the FDA at this meeting, we anticipate completing several non-clinical and one clinical Phase 1 study prior to the initiation of Phase 3. In addition, it is our intention to request a Special Protocol Assessment for our Phase 3 protocol from the FDA prior to initiating the pivotal studies.

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

ALISTA is our patent protected, alprostadil investigational product that is intended for topical application to the female genitalia prior to sexual activity as a treatment for female sexual arousal disorder, or FSAD. We have recently completed a multi-center, randomized, double-blind, and placebo-controlled Phase 2b study in over 300 patients.  In this double-blind, placebo-controlled study, patients with FSAD using ALISTA achieved a more than doubling over baseline in the number of satisfactory sexual events; however, the difference between the ALISTA treatment group and the placebo group did not achieve statistical significance for the primary endpoint of the study. Due to the outcome of this study, ALISTA will receive a lower development priority at VIVUS.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

•                  Revenue Recognition: We recognize revenue when persuasive evidence of an arrangement exists, shipment has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue from non-refundable, upfront license fees where the Company has continuing involvement is recognized ratably over the development or agreement period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements.

•                  Product Returns: We have estimated reserves for product returns from wholesalers, hospitals and pharmacies. We estimate our reserves by utilizing historical information and data obtained from external sources. We record reserves for anticipated returns of expired or damaged product in the United States. We follow this method since reasonably dependable estimates of product returns can be made based on historical experience. Revisions in returns estimates are charged to income in the period in which the facts that give rise to the revision become known. There is no right-of-return on product sold internationally subsequent to shipment; thus, no returns reserve is needed. We routinely assess our experience with product returns and adjust the reserves accordingly. For example, in the quarters ended June 30, 2005, and September 30, 2006, we reduced our product returns reserve by $245,000 and $238,000, respectively, based on decreases in historical returns experience. If actual product returns are greater than our estimates, additional reserves may be required.

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

•                  Research and Development Expenses: Research and development (R&D) expenses include license fees, related compensation, contractor fees, facilities costs, regulatory fees, administrative expenses and clinical trials at other companies and research institutions under agreements which are generally cancelable, among other related R&D costs. All such costs are charged to R&D expense as incurred. We review and accrue clinical trials and other R&D expense based on work performed, which relies on estimates of total costs incurred based on patient enrollment, completion of studies and other events. We follow this method since reasonably dependable estimates of the costs applicable to various stages of a research agreement or clinical trial can be made. Accrued clinical costs and other R&D expenses are subject to revisions as work progresses to completion. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

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

•                  Inventories: We record inventory reserves for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the quarter ended September 30, 1998, we established significant reserves against our inventory to align with new estimates of expected future demand for MUSE. VIVUS had built up its inventory level prior to and after the launch of Viagra and had not anticipated the impact that Viagra would have on the demand for MUSE. As of September 30, 2006, the remaining inventory reserve balance is $4.4 million relating to raw materials and components. Some portion of the fully reserved inventory was used in production in the first nine months of 2006 and 2005. In the fourth quarter of 2004, we stopped using the fully reserved raw materials inventory in production and determined that we would not likely use this inventory in future production. In the first quarter of 2005, we determined that we likely would continue to use some portion of the fully reserved component parts in production. To the extent that this fully reserved inventory was used in production in the first nine months of 2006 and 2005, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold.

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

•                  Share-Based Payments. We grant options to purchase our common stock to our employees and directors under our stock option plans. Eligible employees can also purchase shares of our common stock at 85% of the lower of the fair market value on the first or the last day of each six-month offering period under our employee stock purchase plans. In the third quarter of 2006, we added the ability to issue restricted stock units to our 2001 Plan. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), Share-Based Payment. Effective January 1, 2006, we use the fair value method to apply the provisions of SFAS 123(R) with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes.

On November 10, 2005, the FASB issued FASB Staff Position No. SFAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. We have elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R)

Prior to the adoption of SFAS 123(R), as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, we applied the existing accounting rules under APB Opinion No. 25, Accounting for Stock Issued to Employees, (“APB 25”) which provided that no compensation expense was charged for options granted at an exercise price equal to the market value of the underlying common stock on the date of grant.

During the third quarter of 2006, we granted 62,500 restricted stock units to an officer with a weighted average grant date fair value of $2.04 per restricted stock unit.  This grant contains a market condition and was valued using a binomial model.  The following assumptions were used for valuing this grant: no dividend yield, expected volatility of 60.60%, risk-free interest rate of 4.70% and an expected life of 5 years.

At September 30, 2006, a total of 4,749,658 stock options were outstanding under our stock option plans. Stock-based compensation expense recognized for the three and nine months ended September 30, 2006 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Included in stock-based compensation expense in the nine months ended September 30, 2006 was $1.5 million related to stock options, $121,000 related to the employee stock purchase plan, and $2,000 related to restricted stock units, net of the estimated forfeitures.

As of September 30, 2006, unrecognized estimated compensation expense totaled $1.8 million related to non-vested stock options, $18,000 related to the employee stock purchase plan, and $126,000 related to restricted stock units. The weighted average remaining requisite service period of the non-vested options was 1.3 years, of the employee stock purchase plan was 1.5 months, and of the restricted stock units was 2.5 years.

Valuation Assumptions

The fair value of stock options granted in the three and nine months ended September 30, 2006 was estimated using a Black-Scholes Model with the following weighted average assumptions:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Expected life (in years)	6.25	6.17
Volatility	73.06%	75.90%
Risk-free interest rate	4.60%	4.91%
Dividend yield	0.00%	0.00%

Expected Term: VIVUS’s expected term represents the period that our stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (“SAB 107”) which averages an award’s weighted average vesting period and expected term for “plain vanilla” share options. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exerciseability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable.

Expected Volatility: We estimated volatility using the historical share price performance over the expected life of the option. We also considered other factors such as our current clinical trials and other company activities that may affect volatility of our stock in the future but determined that at this time, the historical volatility was more indicative of our expected future stock performance. The range of expected volatility used in the Black-Scholes Model in the first nine months of 2006 was 63% to 77%.

Estimated Pre-vesting Forfeitures: We develop pre-vesting forfeiture assumptions based on an analysis of historical data.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements”.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  We are currently evaluating the effect, if any, that the adoption of SFAS 157 will have on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated earnings as of the beginning of the fiscal year of adoption. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with earlier adoption encouraged. We expect that SAB 108 will not have a material effect on our consolidated financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of the adoption of this interpretation on our results of operations and financial condition.

Effective January 1, 2006, VIVUS adopted SFAS 123(revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors, including employee stock options, restricted stock, and stock appreciation rights (SARS) based on estimated fair values. See Note 2 for further discussion.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3”. SFAS 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this provision during the first quarter of 2006 did not have a material impact on our results of operations or financial condition.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, an amendment of ARB No. 43, Chapter 4. This Statement is meant to eliminate any differences existing between the FASB standards and the standards issued by the International Accounting Standards Board by clarifying that any abnormal idle facility expense, freight, handling costs and spoilage be recognized as current-period charges. The adoption of this Statement by VIVUS in the first quarter of 2006 did not have a material impact on results of operations, financial position or cash flows as we had previously expensed a portion of our manufacturing overhead as period cost due to excess capacity.

RESULTS OF OPERATIONS

Executive Overview

For the three months ended September 30, 2006, we reported a net loss of $6.2 million, or $0.13 net loss per share, as compared to a net loss of $6.0 million, or $0.13 net loss per share, during the same period in 2005. The increase in the net loss is primarily the result of increased total operating expenses in three months ended September 30, 2006 compared to the same period of the prior year, partially offset by increased MUSE revenue. Total operating expenses of $10.4 million in the third quarter were $981,000 higher than the third quarter of 2005.

For the nine months ended September 30, 2006, we reported a net loss of $20.8 million, or $0.45 net loss per share, as compared to a net loss of $23.4 million, or $0.55 net loss per share, during the same period in 2005. The decrease in the net loss is primarily the result of increased MUSE revenues and decreased research and development spending as compared to the first nine months of 2005. Research and development spending in the nine months ended September 30, 2006 declined for the company's four clinical development programs for sexual health, partially offset by an increase in spending related to our obesity product candidate, Qnexa.

Effective January 1, 2006 VIVUS implemented SFAS 123(R), which requires companies to expense the estimated fair value of employee stock options and similar awards. Stock compensation expense under SFAS 123(R) was $547,000 for the three months ended September 30, 2006, and $1.6 million for the nine months ended September 30, 2006. This amount has been allocated to cost of goods sold and manufacturing, research and development, and selling, general and administrative expenses, accordingly. There were no comparable stock compensation charges in the first nine months of 2005.

We anticipate continued losses over the next several years because we expect MUSE sales to remain steady, and we plan to continue to invest in clinical development of our current research and development product candidates to bring those potential products to market.

Revenue

	(In thousands, except percentages)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
United States product, net	$3,348	$2,538	32%	$6,948	$4,255	63%
International product	567	688	(18)%	1,643	1,235	33%
Other revenue	116	41	183%	347	122	184%
Total revenues	$4,031	$3,267	23%	$8,938	$5,612	59%

Product revenue for the third quarter of 2006 was $3.9 million, as compared to $3.2 million for the third quarter of 2005.  The increase in product revenues is primarily due to an increase in domestic shipments of MUSE in the three and nine months ended September 30, 2006 as compared to the same periods last year.  The increase in MUSE revenues is a result of fluctuations in inventory levels at the wholesale level and is not indicative of any trend. The increase in other revenue is primarily due to the amortization of a $2.0 million milestone payment from our European Distributor, Meda AB that we received in the first quarter of 2006.

Similar to prior years, wholesalers made purchases in the fourth quarter of 2005 that were greater than demand; however, the buy-in for 2005 was lower than the buy-in for 2004. Based on the fourth quarter 2005 demand for MUSE, we estimate purchases made by wholesalers in the fourth quarter of 2005 represented approximately four months of excess demand. We estimate that the inventory at the wholesale level has decreased since the beginning of 2006. U.S. quarterly demand for MUSE, as measured by independent third-party prescription data and data from our distributors, has been consistent over the last seven quarters, averaging approximately 200,000 units per quarter.

Given the stabilization of demand and the strategic buying in the fourth quarter of 2005, we anticipate worldwide revenues of MUSE in 2006 will be similar to those seen in 2005.

Cost of goods sold and manufacturing.

	(In thousands, except percentages)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Cost of goods sold and manufacturing	$2,627	$2,477	6%	$8,542	$6,616	29%

Cost of goods sold and manufacturing (“cost of goods sold”) in the third quarter of 2006 increased $150,000, or 6%, to $2.6 million, as compared to $2.5 million for the third quarter of 2005, and in the nine months ended September 30, 2006 increased $1.9 million, or 29%, to $8.5 million, as compared to $6.6 million in the same period last year.

Cost of goods sold increased in the three and nine months ended September 30, 2006 as compared to the same periods of 2005 primarily due to increases in domestic shipments of MUSE. In addition, in the first quarter of 2006, we recorded a loss contingency of $762,000 related to an alprostadil purchase commitment in excess of production needs. Also, as a result of the adoption of SFAS 123(R), we recorded $87,000 and $273,000 of stock compensation expense in the three and nine months ended September 30, 2006, respectively.

Research and development.

	(In thousands, except percentages)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Research and development	$4,301	$4,154	4%	$11,162	$14,080	(21)%

Research and development expenses in the third quarter of 2006 increased $147,000, or 4%, to $4.3 million, as compared to $4.2 million for the third quarter of 2005.  Decreased clinical trial and project activity for EvaMist, avanafil, ALISTA, and Testosterone MDTS resulted in decreased spending for these projects of $1.0 million in the third quarter of 2006 as compared to the third quarter of 2005. These decreases were more than offset by increased Qnexa project expenses of $813,000, the recording of $173,000 of stock compensation expense and an incremental increase in other clinical related spending of $97,000 in the three months ended September 30, 2006 as compared to the prior year period.

In the nine months ended September 30, 2006 research and development expenses decreased $2.9 million, or 21%, to $11.2 million, as compared to $14.1 million in the same period last year.  This decline was the net result of a $5.4 million decrease in clinical trial and project activity for EvaMist, avanafil, ALISTA, and Testosterone MDTS, partially offset by increased Qnexa project expenses of $1.6 million, the recording of $479,000 of stock compensation expense and an incremental increase in other clinical related spending of $356,000 in the nine months ended September 30, 2006 as compared to the same period last year.

We anticipate that our research and development expenses in 2006 will be lower than 2005; however, based upon results of clinical trials or other new information, results of obtaining additional funding or as a result of entering into a collaborative arrangement, we may decide to increase research and development expenses at any time to pursue additional projects or studies. Based upon results of our Phase 2b study, ALISTA will receive a lower development priority than the other investigational product candidates in our pipeline. If we are successful in obtaining FDA regulatory approval for any new product candidates being developed through our research and development efforts, we do not expect to recognize revenue from sales of any such new products, if any, for several years.

We filed a New Drug Application (NDA)for EvaMist with the FDA in the third quarter of 2006 and made a $1.0 million clinical development milestone payment to Acrux under the terms of our licensing agreement in October 2006 related to this filing, which was expensed in the third quarter of 2006. Upon approval of the NDA, a $3.0 million product approval milestone payment will be due to Acrux.

Selling, general and administrative.

	(In thousands, except percentages)
	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	2006 vs. 2005	2006	2005	2006 vs. 2005
Selling, general and administrative	$3,510	$2,826	24%	$10,678	$8,941	19%

Selling, general and administrative expenses in the three months ended September 30, 2006 of $3.5 million increased $684,000, or 24% as compared to the three months ended September 30, 2005. In the quarter ended September 30, 2006, this increase is primarily due to $287,000 in additional stock compensation expense, incremental increases of $150,000 in legal fees and $173,000 in sales and marketing expenses, primarily related to the MUSE marketing program, as compared to the quarter ended September 30, 2005.

In the nine months ended September 30, 2006 selling, general and administrative expenses increased $1.7 million, or 19% to $10.7 million as compared to the same period in 2005. In the nine months ended September 30, 2006, the increase is primarily due to an incremental net increase in MUSE related sales and marketing expenses of $726,000, legal fees of $391,000, and $847,000 in additional stock compensation expense, partially offset by a $185,000 decrease in accounting and audit fees expense as compared to the nine months ended September 30, 2005.

Interest income and expense.

Interest income for the quarter ended September 30, 2006 was $398,000, as compared to $296,000 for the quarter ended September 30, 2005 and $1.1 million for the nine months ended September 30, 2006, as compared to $806,000 for the nine months ended September 30, 2005. The increase is primarily due to an increase in our investment yields from the three and nine months ended September 30, 2005 as compared to the same period in 2006. Interest expense for the quarter ended September 30, 2006 was $145,000 as compared to $50,000 during the same period last year and $448,000 in the nine months ended September 30, 2006 as compared to $168,000 during the same period last year. The increased interest expense is primarily due to the Crown Bank loan, which was obtained on January 4, 2006, and a higher loan balance outstanding for the Tanabe loan.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Unrestricted cash, cash equivalents and available-for-sale securities totaled $26.3 million at September 30, 2006, as compared to $27.0 million at December 31, 2005. The decrease in cash, cash equivalents and available-for-sale securities of $677,000 is the net result of the $12.0 million in proceeds from our registered direct public offering, $5.4 million loan obtained from Crown Bank, N.A., the collection of amounts owed at December 31, 2005 from customers as measured by a decrease of $5.3 million in accounts receivable offset by cash used in operations, investment and other financing activities of $23.4 million for the first nine months of 2006.

Since inception, we have financed operations primarily from the issuance of equity securities. Through September 30, 2006, we raised $187.5 million from financing activities and had an accumulated deficit of $167.9 million at September 30, 2006.

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

Accounts Receivable. Accounts receivable (net of allowance for doubtful accounts) at September 30, 2006 was $2.4 million, as compared to $7.6 million at December 31, 2005. The 69% decrease in the accounts receivable balance at September 30, 2006 is primarily due to the collection of accounts receivable outstanding at December 31, 2005. Currently, we do not have any significant concerns related to accounts receivable or collections.

Liabilities. Total liabilities were $24.5 million at September 30, 2006, $1.9 million higher than at December 31, 2005.  The change in total liabilities is primarily due to the $5.4 million loan received from Crown Bank on January 4, 2006, $1.1 million in increased borrowings on the Tanabe loan, and receipt of the $2.0 million MEDA milestone payment, recorded as deferred revenue in the first quarter of 2006, partially offset by the reduction of liabilities, including the payment of accrued licensing fees to Tanabe of $2.0 million in 2006.

We have entered into manufacturing agreements with suppliers to purchase raw materials. As of September 30, 2006, our remaining commitment under these agreements is to purchase a minimum of $3.1 million of product from 2006 through 2008. In the first quarter of 2006, we recorded a $762,000 loss contingency for excess inventory related to a purchase commitment of alprostadil that we received in the third quarter of 2006.  Should our inventory of raw materials exceed our future production needs, it may be necessary to write-off any additional excess inventory.

In February 2004, we entered into exclusive licensing agreements with Acrux Limited and a subsidiary of Acrux under which we have agreed to develop and commercialize Testosterone MDTS (metered-dose transdermal spray) and EvaMist in the United States for various female health applications. Under the terms of the agreements, we agreed to pay to Acrux combined licensing fees of $3.0 million, up to $4.3 million for the achievement of certain clinical development milestones, up to $6.0 million for achieving product approval milestones, and royalties on net sales in the United States upon commercialization of each product. We made a $1.0 million clinical development milestone payment to Acrux in October 2006 related to the submission of an NDA to the FDA for EvaMist and we will owe an additional $3.0 million product approval milestone payment upon approval of this NDA.

Operating Activities. Our operating activities used $18.2 million and $18.0 million of cash during the nine months ended September 30, 2006 and 2005, respectively. During the first nine months of 2006, our net operating loss of $20.8 million was partially offset by a $5.3 million reduction in our accounts receivable due to the collection of monies owed to us, which in turn was offset by use of cash to pay accrued research, clinical and licensing fees of $3.0 million. During the first nine months of 2005, our net operating loss of $23.4 million was offset by a $7.7 million reduction in our accounts receivable due to the collection of monies owed to us, which in turn was offset by a $1.3 million increase in inventory to support sales anticipated in the last three months of 2005 and a $770,000 decrease in the accrued chargeback reserve, primarily due to decreases in the quantity of units sold subject to chargeback, as the wholesalers work down their inventories resulting from the buy-in of MUSE in advance of the price increase in late 2005.

Investing Activities. Our investing activities used $3.8 million and provided $3.7 million in cash during the nine months ended September 30, 2006 and 2005, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.  In addition, during the first quarter of 2006, we provided Crown Bank with a $700,000 Certificate of Deposit as security for the loan agreement we entered into with them on January 4, 2006.

Financing Activities. Financing activities provided cash of $18.6 million and $21.7 million during the nine months ended September 30, 2006 and 2005, respectively. In the first nine months of 2006, the cash provided by financing activities is primarily due to the $12.0 million net proceeds from the registered direct sale of 3,669,725 shares of common stock on May 10, 2006 at a price of $3.27 per share, and the $5.3 million net proceeds from the Crown Bank loan we entered into on January 4, 2006.  In the nine months ended September 30, 2005, these amounts include the March 15, 2005 sale of 6,250,000 shares of our common stock at a price of $3.40 per share, providing us with net proceeds of $19.6 million.  In both the first nine months of 2006 and 2005, these amounts also include borrowings under our Tanabe line of credit, proceeds from the exercise of stock options, and employee stock purchase plan (ESPP) purchases.

In the first quarter of 2004, we signed an agreement for a line of credit with Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil. The secured line of credit may be drawn upon quarterly and each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of 2%. As of September 30, 2006, we had a long-term notes payable balance of $6.3 million and $2.2 million remaining available on the credit line.  We borrowed an additional $1.1 million under this credit line in the first nine months of 2006 as compared to $1.7 million in the first nine months of 2005.

On December 22, 2004, we filed a shelf registration statement (File Number 333-12159) on Form S-3 with the SEC, which allows us to offer and sell up to an aggregate of $50.0 million of common stock from time to time in one or more offerings.  The terms of any such future offering would be established at the time of such offering.  On February 22, 2005, we filed a prospectus supplement with the SEC relating to an underwritten public offering of 7,500,000 shares of common stock under the existing shelf registration statement and supplement thereto.  On March 15, 2005, we sold 6,250,000 shares of our common stock at a price of $3.40 per share, providing us with net proceeds of $19.6 million.

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

On May 10, 2006, we sold $12.0 million of our common stock in a registered direct offering. Under the terms of the financing, we sold 3,669,725 shares of VIVUS common stock at a price of $3.27 per share to two institutional investors. On May 11, 2006, we filed a prospectus supplement with the Securities and Exchange Commission relating to this registered direct offering under the existing shelf Registration Statement on Form S-3 and supplement thereto.

On July 14, 2006, VIVUS, Inc. filed with the Securities and Exchange Commission (SEC) a shelf Registration Statement on Form S-3.  The shelf Registration Statement (File Number 333-135793) was declared effective by the SEC on August 16, 2006, providing us with the ability to offer and sell up to an aggregate of $80.0 million of common stock from time to time in one or more offerings.  The terms of any such future offering would be established at the time of such offering. This shelf Registration Statement (File Number 333-135793) replaces shelf Registration Statement (File Number 333-12159).

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

•                  the level of resources devoted to sales and marketing capabilities; and

•                  the activities of competitors.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs into 2007. However, we anticipate that we will require additional funding to continue our research and product development programs, to conduct preclinical studies and trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, and we may require additional funding to establish additional manufacturing and marketing capabilities in the future. In particular, we expect to make other substantial payments to Acrux and Tanabe in accordance with our agreements with them in connection with the licensing of certain compounds. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales. We may seek to access the public or private equity markets whenever conditions are favorable. The sale of additional equity securities would result in additional dilution to our stockholders. We may also seek additional funding through strategic alliances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third party funding for such expenses, we expect that increased expenses will result in increased losses from operations. We are continually evaluating our existing portfolio and we may choose to divest or spin-off one or more of our products or product candidates at any time.  We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

Overview of Contractual Obligations

		Payments Due by Fiscal Year (in thousands)
Contractual Obligations	Total	2006 (3 months)	2007-2009	2010-2011	Thereafter
Operating Leases (1)	$1,620	$184	$1,436	—	—
Purchases (2)	3,060	765	2,295	—	—
Notes Payable (3)	11,567	28	5,547	$1,408	$4,584
Total	$16,247	$977	$9,278	$1,408	$4,584

(1)  We purchased our previously leased manufacturing facilities in Lakewood, New Jersey on December 22, 2005. In January 2000, we entered into a seven-year lease for our corporate headquarters in Mountain View, California, which expires in January 2007.  In November 2006, we entered into a new 30-month lease for our existing Mountain View corporate headquarters location with our existing landlord. The new lease is scheduled to commence on or about February 1, 2007.  The base monthly rent is set at $1.85 per square foot or $26,000 per month.  The lease expires on July 31, 2009 and allows us one option to extend the term of the lease for a period of one year from the expiration of the lease.

(2)     In November 2002, we entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. Our remaining commitment under this agreement is to purchase a minimum total of $2.3 million of product from 2006 through 2008. In 2005 we purchased $765,000 of product.  We did not purchase any product from this supplier in the first nine months of 2006.

In January 2004, we entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. In February 2006, we amended the terms of this agreement to require the purchase of a minimum total of $1.5 million of product from 2006 through 2008. In 2005 we purchased $240,000 of product.  We purchased $751,000 of product from this supplier in the first nine months of 2006 and our remaining commitment under this agreement is $765,000.

(3)     In the first quarter of 2004, we signed an agreement for a secured line of credit with Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil. The secured line of credit may be drawn upon quarterly and each quarterly borrowing will have a 48-month term and will bear interest at the annual rate of 2%. There are no financial covenants associated with this secured line of credit. Under certain conditions, at our option, payments on this secured line of credit may be made, in whole or in part, in common stock. As of September 30, 2006, we have $2.2 million of available credit under this agreement.

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

Interest Rate Risk

We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum weighted average of our maturity of our investments does not exceed 18 months. If a 10% change in interest rates were to have occurred on September 30, 2006, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of VIVUS’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b.) Changes in internal controls. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, VIVUS receives and makes inquiries regarding patent infringement and other legal matters. We received notice from a former employee seeking payment due to their termination in 2005. In the third quarter of 2006, we concluded this matter without a material impact on our financial position. We believe that we have meritorious claims and defenses and intend to pursue any such matters vigorously. We are not aware of any asserted or unasserted claims against us where the resolution would have an adverse material impact on our operations or financial position.

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

Pre-clinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of a product candidate, but rather to test safety, to study pharmacokinetics and pharmacodynamics, and to understand the product candidate’s side effects at various doses and schedules. Success in pre-clinical studies or completed clinical trials does not ensure that later studies or trials, including continuing pre-clinical studies and large-scale clinical trials, will be successful nor does it necessarily predict future results. Favorable results in early studies or trials may not be repeated in later studies or trials, and product candidates in later stage trials may fail to show acceptable safety and efficacy despite having progressed through initial-stage trials. In addition, the placebo rate in larger studies may be higher than expected.

Our product candidates, Qnexa, Testosterone MDTS and avanafil, have not completed the large, pivotal Phase 3 trials for efficacy and safety that are required for FDA approval. Pre-clinical data and the limited clinical results that we have obtained for these investigational products may not predict results from studies in larger numbers of subjects drawn from more diverse populations treated for longer periods of time. They also may not predict the ability of these investigational products to achieve or sustain the desired effects in the intended population or to do so safely. We may also decide to not conduct smaller Phase 2 studies prior to the initiation of pivotal Phase 3 studies. In addition, we may elect to enter into pivotal Phase 3 studies with a new formulation, delivery system or choose to study different populations than had been used or studied in previous clinical trials.

Qnexa is a proprietary capsule formulation containing the active ingredients phentermine and topiramate. Phentermine was approved for the short-term treatment of obesity by the FDA in 1959. Topiramate is approved for seizures and migraine prevention. Topiramate has been reported in published studies to produce weight loss. By combining the activity of each of these compounds, Qnexa attempts to simultaneously address excessive appetite and a high threshold for satiety, the two main mechanisms believed to impact eating behavior. Although we believe Qnexa affects both of the two major causes of overeating, excessive hunger and the inability to feel satisfied, we may not be correct in our assessment of the impact the combination of these two ingredients may have on weight loss or their mechanism of action. Our Phase 2 study was a single center trial conducted by Duke University in only 200 patients. The twice-a-day dose and timing of the administration of the active ingredients was determined by the inventor through the treatment of patients in his private practice. We are continuing the formulation development of Qnexa and expect to initiate the Phase 3 studies of Qnexa with a once-a-day formulation. We intend to complete a pharmacokinetic study of the once-a-day formulation prior to entering the Phase 3 trials to ensure adequate plasma level of Qnexa; however, there can be no assurance that we will be able to achieve any weight loss effects with the once-a-day formulation. The FDA has also asked us to study the effects of a lower dose of Qnexa, which we plan to do in the Phase 3 trials. We are unable to predict the effect of the inclusion of a lower dose group in the Phase 3 trials on the overall development program of Qnexa.

We will be required to demonstrate through larger-scale clinical trials that these product candidates are safe and effective for use in a broader population before we can seek regulatory approvals for their commercial sale. There is typically a high rate of attrition from the failure of product candidates proceeding through clinical trials. To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our product candidates, except EvaMist for which a Phase 3 clinical trial was completed. If any of our investigational products fails to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays in, or decide to abandon development of, that product candidate. If we abandon or are delayed in our development efforts related to any of our investigational products we may not be able to generate sufficient revenues to continue our operations and clinical studies at the current level or become profitable, our reputation in the industry and in the investment community would likely be significantly damaged, it may not be possible for us to complete financings, and our stock price would likely decrease significantly.

If the results of current pre-clinical studies and/or clinical trials indicate that our proposed products are not safe or effective for human use, our business will suffer.

Unfavorable results from ongoing pre-clinical studies and/or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials. For example, we are currently conducting pre-clinical animal studies with phentermine and topiramate combined and with phentermine alone. Should the results of these pre-clinical studies show serious toxicity, we might choose to terminate or modify the development program and FDA approval of Qnexa could be delayed or denied. In addition, we may report top-line data from our pre-clinical studies and clinical trials from time to time. Top-line data is based on preliminary analysis of selected efficacy and safety data, and is subject to change.

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

•     unforeseen safety issues; or

•     government or regulatory delays.

One of the active ingredients in Qnexa, phentermine, had previously been used in combination with fenfluramine and dexfenfluramine. Phentermine is the most commonly prescribed anti-obesity product. As phentermine is an older drug, no new efficacy trials have been conducted with the exception of several trials on the combination of phentermine and fenfluramine in the early and mid 1990s. The combination of fenfluramine or PONDIMIN (the “fen”) and phentermine (the “phen”) is known as “fen-phen”. Fenfluramine received FDA approval in 1973 for the short-term treatment of obesity. Together, phentermine and fenfluramine were used by doctors to treat obesity. The FDA never approved the fen-phen combination; however, since the FDA approved fenfluramine, doctors were able to prescribe it as needed. The use of these drugs together for treatment of obesity was considered an off-label use. In 1992, a published study cited fen-phen as a more effective method than dieting or exercise in reducing the weight of the chronically obese. The fen-phen combination was successful and in 1996, 6.6 million prescriptions of fen-phen were written in the U.S. Dexfen-phen refers to the combination of dexfenfluramine or Redux (the “dexfen”) and phentermine (the “phen”). Dexfenfluramine received FDA approval in 1996 for use as an appetite suppressant in the management of obesity.

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

Previous published studies suggested that the administration of topiramate alone in conjunction with diet and a behavioral modification program results in weight reduction in obese patients. The most prominent side effect seen in the published studies was paresthesia, (tingling of the extremities) experienced by 42% to 59% of patients. Drop outs due to paresthesia were 5% or less. In the Phase 2 Duke study, paresthesia was experienced in 38% of the patients on Qnexa. There were no drop outs in the Qnexa group due to paresthesia. The other common adverse events experienced in the topiramate monotherapy studies were also Central Nervous System (CNS) related including fatigue, difficulty with attention, memory and concentration and depression. In the Phase 2 study, these CNS related side effects were also experienced but the difference was not significant when compared to placebo. The pharmaceutical company performing research of topiramate alone announced they had discontinued development of a time-release formulation due to side effects at high doses. We believe that the addition of phentermine to topiramate may help alleviate some of the CNS side effects seen in the topiramate alone studies; however, we may not be correct in this belief and Qnexa may not avoid or exhibit a significant reduction in these undesired side effects.

The FDA has also recently begun the review of the correlation of certain centrally acting drugs on suicidal ideations. The agency has requested that as part of our Phase 3 trials for Qnexa, a standard suicidality analysis be performed. While we do not expect a negative impact from the completion of this analysis on the ultimate approval of Qnexa, the labeled use of Qnexa may exclude patients with suicidal tendencies.

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

The FDA and other regulatory agencies may require more extensive or expensive trials for our combination investigational product candidate, Qnexa, than may be required for single agent pharmaceuticals.

To obtain regulatory approval for Qnexa, we will be required to show that each active pharmaceutical ingredient in the product candidate makes a contribution to the combined product candidate’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and effective for a significant patient population requiring such concurrent therapy. As a result, we may be required to conduct clinical trials for each component drug as well as for the component drug in combination. This would require us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of Qnexa than of a new drug containing only a single active pharmaceutical ingredient.

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

For example, in December 2004, an FDA advisory panel recommended against approval of a testosterone patch under development by another company to address female sexual dysfunction, specifically hypoactive sexual desire disorder. The FDA indicated that more safety data would be required before it would be in a position to recommend approval. Subsequently, this company withdrew its New Drug Application, or NDA. We are developing a transdermal testosterone product candidate, Testosterone MDTS, which is designed to address hypoactive sexual desire disorder. In light of the FDA panel’s recommendation, we may be required to undertake additional or expanded clinical trials, which could be expensive. As a result, we could experience significant delays in our ability to submit our product candidate to the FDA for consideration, and we may be unsuccessful in obtaining FDA approval of our product candidate.

We are not permitted to market any of our investigational product candidates in the United States until we receive approval from the FDA. As a consequence, any failure to obtain or delay in obtaining FDA approval for our product candidates would delay or prevent our ability to generate revenue from our product candidates, which would adversely affect our financial results and our business.

Our applications for regulatory approval could be delayed or denied due to problems with studies conducted before we licensed some of our product candidates from third parties.

We currently license some of our investigational product candidates from third parties. Our present development programs involving these product candidates rely in part upon previous development work conducted by third parties over which we had no control and before we licensed the product candidates. In order to receive regulatory approval of a product candidate, we must present to the FDA for its review all relevant data and information obtained during research and development, including research conducted prior to our license of the product candidate. Although we are not currently aware of any such problems, any problems that emerge with research and testing conducted prior to our licensing a product candidate may affect future results or our ability to document prior research and to conduct clinical trials, which could delay, limit or prevent regulatory approval for our product candidates.

Following regulatory approval of any investigational product candidates, we would be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize our potential drugs.

If one of our investigational product candidates is approved by the FDA or by another regulatory authority for a territory outside of the United States, we would be held to extensive regulatory requirements over product manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the product candidates. Potentially costly follow-up or post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority. Previously unknown problems with the product candidate, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could lead to the withdrawal of the drug from the market.

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

The Phase 3 clinical studies of EvaMist were conducted using the first generation MDTS applicator. We have improved on the design of the housing used in the MDTS applicator, which we believe will allow us to manufacture EvaMist more efficiently than with the previous design. The New Drug Application (NDA) for EvaMist  includes the new MDTS applicator. Since this applicator was not used in the pivotal Phase 3 study the FDA may require additional data before it approves our NDA. If additional data are required we would delay the approval of the NDA for EvaMist, which in turn could delay the launch of the product into the marketplace. A material delay in the approval of the NDA for EvaMist or the ultimate commercial launch of EvaMist would have a material adverse impact on our stock price and financial condition.

We are continuing the formulation development of Qnexa. To date, we have not created a once-a-day formulation. We are currently evaluating the capabilities of several contract manufacturers to develop a once-a-day formulation. While we anticipate these contract manufacturers will be successful in developing a once-a-day formulation there can be no assurance that a once-a-day formulation can be developed, that it can be developed on a timely basis, or if it is developed that it will result in sufficient safety and efficacy for approval. A failure to develop a once-a-day formulation may have a material adverse impact on our stock price, financial condition and, if approved, future revenues.

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

We are required to obtain FDA approval for any change in suppliers or service providers. For example, MUSE is supplied to the market with the MUSE applicator, containing the MUSE dosage, enclosed within a sealed foil pouch. Our supplier that produces the MUSE laminated foil has closed its business. The laminated foil is used to make the sealed foil pouch, described above, which is used to make the MUSE primary product container. Before the supplier closed its business, the supplier produced a bulk-quantity of foil that, at this time, is expected to be sufficient to support MUSE production through the end of the first quarter of 2007. There can be no assurance that as this bulk supply is used through the end of the first quarter of 2007 there will be a sufficient yield in the final quantity of foil with acceptable quality to support MUSE demand through the first quarter of 2007. Although the foil supplier produced this bulk unprinted foil, the label printing will be done periodically. As a consequence, if there are unacceptable quality issues with the bulk foil, they may not be discovered as the bulk material is used through the first quarter of 2007. If such foil quality issues do occur, we may be unable to meet MUSE demand in 2006 and 2007.

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

Several companies are developing products that could compete with our product candidates for the treatment of FSD including: The Proctor & Gamble Company is developing Intrinsa, a testosterone patch for the treatment of HSDD; BioSante Pharmaceuticals, Inc. is developing forms of testosterone gels for HSDD and Palatin Technologies, Inc. is developing a nasal spray to treat FSD. None of these products has been approved by the FDA. In July 2006, the European Medicines Agency (EMEA) granted marketing authorization of Intrinsa for the treatment of HSDD in bilaterally oophorectomized and hysterectomized women.

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

Our capital resources are expected to continue to decline over the next several quarters as the result of spending on research and development projects, including clinical trials. On July 14, 2006, VIVUS, Inc. filed with the Securities and Exchange Commission (SEC) a shelf Registration Statement on Form S-3.  The shelf Registration Statement (File Number 333-135793) was declared effective by the SEC on August 16, 2006, providing us with the ability to offer and sell up to an aggregate of $80.0 million of common stock from time to time in one or more offerings.  The terms of any such future offering would be established at the time of such offering. On May 10, 2006, we raised $12.0 million in a registered direct offering of our common stock to two institutional investors. Under the terms of this financing, we sold 3,669,725 shares of

VIVUS common stock at a price of $3.27 per share. On January 4, 2006, we obtained a $5.4 million loan from Crown Bank, N.A. (“Crown”), secured by the land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown. The loan is payable over a 10-year term and the interest rate will be fixed at 8.25%, which is the prime rate plus 1% at the time of funding and then will be adjusted annually to a fixed rate for the year equal to the prime rate plus 1% with a floor of 7.5%. On December 22, 2005, we purchased from our landlord our principal manufacturing facility, which was previously leased, for $7.1 million. The purchase price was funded in part by $3.3 million of restricted cash, which was being held by the landlord as cash collateral for renovations to the facility upon the termination of the lease and the remainder with cash. On March 15, 2005, we sold 6,250,000 shares of our common stock at a price of $3.40 per share, providing us with net proceeds of $19.6 million.

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

•       the level of resources devoted to sales and marketing capabilities; and

•       the activities of competitors.

To obtain additional capital when needed, we will evaluate alternative financing sources, including, but not limited to, the issuance of equity or debt securities, corporate alliances, joint ventures and licensing agreements. However, there can be no assurance that funding will be available on favorable terms, if at all. We are continually evaluating our existing portfolio and we may choose to divest or spin-off one or more of our products or product candidates at any time. We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit. If we are unable to obtain additional capital, management may be required to explore alternatives to reduce cash used by operating activities, including the termination of research and development efforts that may appear to be promising to us, the sale of certain assets and the reduction in overall operating activities.

We have an accumulated deficit of $167.9 million as of September 30, 2006 and expect to continue to incur substantial operating losses for the foreseeable future.

We have generated a cumulative net loss of $167.9 million for the period from our inception through September 30, 2006, and we anticipate losses for the next several years due to increased investment in our research and development programs and limited revenues. There can be no assurance that we will be able to achieve profitability or that we will be successful in the future.

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

31 .1		Certification of Chief Executive Officer, dated November 8, 2006, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31 .2		Certification of Chief Financial Officer, dated November 8, 2006, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: November 8, 2006	VIVUS, Inc.

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

31.1		Certification of Chief Executive Officer, dated November 8, 2006, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated November 8, 2006, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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