Form 10-Q
period 2007-03-31
VIVUS INC
filed 2007-05-08
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

At April 25, 2007, 58,359,629 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly  Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	MARCH 31 2007	DECEMBER 31 2006*
	(UNAUDITED)

ASSETS

Current assets:
Cash and cash equivalents	$43,838	$44,628
Available-for-sale securities	11,786	14,243
Accounts receivable, (net of allowance for doubtful accounts of $73 and $67 at March 31, 2007 and December 31, 2006, respectively)	1,041	4,359
Inventories, net	3,312	3,327
Assets held for sale	543	—
Prepaid expenses and other assets	2,202	2,408
Total current assets	62,722	68,965
Property, plant and equipment, net	8,087	8,549
Restricted cash	700	700
Total assets	$71,509	$78,214
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,853	$2,102
Accrued product returns	2,266	2,473
Accrued research and clinical expenses	647	460
Accrued chargeback reserve	1,431	1,531
Accrued employee compensation and benefits	952	1,490
Notes payable-short term	6,823	117
Income taxes payable	20	1,245
Accrued and other liabilities	1,720	1,983
Total current liabilities	15,712	11,401

Notes payable-long term	5,132	11,488
Deferred revenue	2,070	2,185
Total liabilities	22,914	25,074

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock; $.001 par value; 200,000 shares authorized; 58,351 shares issued and outstanding at March 31, 2007 and 58,144 at December 31, 2006	58	58
Additional paid-in capital	223,380	221,744
Accumulated other comprehensive loss	(7)	(11)
Accumulated deficit	(174,836)	(168,651)
Total stockholders’ equity	48,595	53,140
Total liabilities and stockholders’ equity	$71,509	$78,214

* Derived from audited consolidated financial statements filed in the Company’s 2006 Annual Report on Form 10-K.

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31
	2007	2006
	(UNAUDITED)	(UNAUDITED)

Revenue:
United States product, net	$460	$963
International product	1,113	188
Other revenue	116	116
Total revenue	1,689	1,267
Operating expenses:
Cost of goods sold and manufacturing	2,571	3,020
Research and development	3,011	3,560
Selling, general and administrative	4,105	3,672
Total operating expenses	9,687	10,252

Loss from operations	(7,998)	(8,985)

Interest income (expense):
Interest income	767	327
Interest expense	(154)	(162)
	613	165
Loss before provision for income taxes	(7,385)	(8,820)
Provision for income taxes	(6)	(6)
Net loss	$(7,391)	$(8,826)
Other comprehensive loss:
Unrealized gain on securities	4	27
Comprehensive loss	$(7,387)	$(8,799)

Net loss per share:
Basic and diluted	$(0.13)	$(0.20)
Shares used in per share computation:
Basic and diluted	58,242	44,642

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	THREE MONTHS ENDED MARCH 31
	2007	2006
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,391)	$(8,826)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	7	(82)
Provision for excess inventory	(1)	—
Depreciation	266	271
Stock compensation expense	906	490
Loss on disposal of property and equipment	2	—
Changes in assets and liabilities:
Accounts receivable	3,311	7,030
Inventories	(178)	(206)
Prepaid expenses and other assets	206	1
Accounts payable	(249)	(481)
Accrued product returns	(207)	(610)
Accrued research, clinical and licensing fees	187	(1,895)
Accrued chargeback reserve	(100)	(499)
Accrued employee compensation and benefits	(538)	(360)
Accrued and other liabilities	(400)	2,391
Net cash used for operating activities	(4,179)	(2,776)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(155)	(148)
Increase in restricted cash	—	(700)
Proceeds from sale of property and equipment	3	—
Investment purchases	(2,464)	(4,953)
Proceeds from sale/maturity of securities	4,925	1,900
Net cash provided by (used for) investing activities	2,309	(3,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under note agreements	379	5,621
Principal payments under note agreement	(29)	—
Exercise of common stock options	730	—
Net cash provided by financing activities	1,080	5,621

NET DECREASE IN CASH AND CASH EQUIVALENTS	(790)	(1,056)
CASH AND CASH EQUIVALENTS:
Beginning of period	44,628	22,236
End of period	$43,838	$21,180

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Reclassification of income taxes payable to accumulated deficit	$1,206	—
Reclassification of assets held for sale	$543	—

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006, as filed on March 14, 2007 with the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

2. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which was adopted January 1, 2006, utilizing the modified retrospective transition method.

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the quarters ended March 31, 2007 and 2006 was comprised as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006

Cost of goods sold and manufacturing expense	$123	$99
Research and development	228	111
Selling, general and administrative	555	280
Share-based compensation expense before taxes	906	490
Related income tax benefits	—	—
Share-based compensation expense, net of taxes	$906	$490
Basic and diluted per common share	$0.02	$0.01

At March 31, 2007, a total of 5,819,789 stock options were outstanding under our stock option plans. Stock-based compensation expense recognized for the quarter ended March 31, 2007 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Included in stock-based compensation expense was $859,000 and $435,000 related to stock options, $33,000 and $55,000 related to the employee stock purchase plan, and $14,000 and $0 related to restricted stock units, net of the estimated forfeitures for the first quarter of 2007 and 2006, respectively.

As of March 31, 2007, unrecognized estimated compensation expense totaled $4.7 million related to non-vested stock options, $16,000 related to the employee stock purchase plan, and $97,000 related to restricted stock units. The weighted average remaining requisite service period of the non-vested options was 1.6 years, of the employee stock purchase plan was 1.5 months, and of the restricted stock units was 4.5 years.

A summary of stock option award activity under these plans is as follows:

	Three Months Ended
	March 31, 2007
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	4,550,152	$4.21
Granted	1,593,663	$4.24
Exercised	(206,797)	$3.53
Cancelled	(117,229)	$5.16

Outstanding at March 31, 2007	5,819,789	$4.23

Options exercisable at March 31, 2007	3,196,536
Weighted average fair value of options granted		$2.76

A summary of restricted stock units award activity under the 2001 Plan as of March 31, 2007 and changes during the three month period then ended are presented below:

	Three Months Ended March 31, 2007
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Restricted stock units outstanding January 1, 2007	62,500	$2.04	4.7	$255,000
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Restricted stock units outstanding, March 31, 2007	62,500	$2.04	4.5	$255,000

At March 31, 2007, stock options were outstanding and exercisable as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2007	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable March 31, 2007	Weighted-Average Exercise Price
$2.00 - $3.88	2,029,657	6.21 years	$3.29	1,232,217	$3.22
$3.90 - $4.25	2,466,509	8.21 years	$4.17	796,571	$4.04
$4.41 - $8.08	1,323,623	4.88 years	$5.76	1,167,748	$5.84
$2.00 - $8.08	5,819,789	6.75 years	$4.23	3,196,536	$4.38

The aggregate intrinsic value of outstanding options as of March 31, 2007 was $6.4 million, of which $3.5 million  related to exercisable options.

At March 31, 2007, 1,437,646 options remain available for grant. 1,000,000 of these shares were registered on a Form S-8 filed with the SEC on April 25, 2007. In the first  quarter of 2007, in accordance with the terms of the 2001 Plan, the Company transferred a net total of 42,300 expired plan shares to the 2001 Plan. Options under these plans generally vest over four years, and all options expire after ten years.

As of March 31, 2007, 1,033,288  shares have been issued to employees and there are 366,712 available for issuance under the Stock Purchase Plan.

Valuation Assumptions

The fair value of stock options granted in the quarters ended March 31, 2007 and 2006 was estimated using a Black-Scholes Model with the following weighted average assumptions:

	Non-Director Stock Options		Director Stock Options		ESPP
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007	2006

Expected life (in years)	6.25	6.25	5.19	5.19	0.50	.49
Volatility	68.09%	77.37%	63.59%	68.13%	64.82%	62.60%
Risk-free interest rate	4.58%	4.82%	4.54%	4.82%	5.16%	4.25%
Dividend yield	—	—	—	—	—	—

Expected Term:   VIVUS’ expected term represents the period that our stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (“SAB 107”), which averages an award’s weighted average vesting period and expected term for “plain vanilla” share options. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exerciseability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable.  Options granted to our Board of Directors generally become fully vested after eight months, while those granted to our employees become fully vested after four years.  As a result of this and other differences identified between these two groups, we have valued their options using separate assumptions.

Expected Volatility:   The Company estimated volatility using the historical share price performance over the expected term of the option. The Company also considered other factors such as its  planned clinical trials and other company activities that may affect the volatility of VIVUS’ stock in the future but determined that at this time, the historical volatility was more indicative of expected future stock performance.

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

3. CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. All cash equivalents are in money market funds and commercial paper. The fair value of the funds approximated their cost.

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

4. INVENTORIES

Inventories are recorded net of reserves of $4.1 million and $4.4 million as of March 31, 2007 and December 31, 2006, respectively. Inventory balances, net of reserves, consist of (in thousands):

	MARCH 31, 2007	DECEMBER 31, 2006

Raw materials and component parts	$2,774	$2,793
Work in process	74	66
Finished goods	464	468
Inventory, net	$3,312	$3,327

As noted above, the Company has recorded significant reserves against the carrying value of its inventory of raw material and certain component parts. When the Company establishes reserves, it establishes a new, lower cost basis for the inventory for accounting purposes. The reserves relate primarily to inventory that the Company previously estimated would not be used.  In the first quarter of 2005, the Company determined that it likely would continue to use some portion of the fully reserved component parts inventory in production.  The Company used $17,000 and $15,000 of its fully reserved component parts inventory during the first three months of 2007 and 2006, respectively.  The fully reserved inventory is charged to cost of goods sold at a zero basis when used, which has a favorable impact on gross profit.  The original cost of the fully reserved inventory related to component parts is $801,000 as of the end of the first three months of 2007, and we intend to continue to use this reserved component parts inventory in production when appropriate.

5. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets includes a receivable of $1.3 million for a U.S. Food and Drug Administration (“FDA”) refund of the Company’s application fee paid in September 2006 for the New Drug Application (“NDA”) for EvaMist and a refund of the fiscal year 2007 product and establishment fees for its marketed product, MUSE, which was paid to the FDA in October 2006. The Company is due a refund pursuant to Section 736(d)(1)(C) of the Federal Food, Drug and Cosmetic Act (“FDC Act”) on the basis that the fees paid by the Company exceed the anticipated present and future costs incurred by the FDA in conducting the process for the review of human drug applications for VIVUS, Inc.

6.  NOTES PAYABLE

Tanabe Line of Credit

In the first quarter of 2004, the Company signed an agreement for a secured line of credit with Tanabe Holding America, Inc., a subsidiary of Tanabe Seiyaku Co., Ltd., or Tanabe, allowing it to borrow up to $8.5 million to be used for the development of avanafil, an erectile dysfunction compound for which Phase 2 clinical trials have been completed. The secured line of credit could be drawn upon quarterly and each quarterly borrowing had a 48-month term and bore interest at the annual rate of 2%. There were no financial covenants associated with this secured line of credit. Under certain conditions, at the Company’s option, payments on this secured line of credit could be made, in whole or in part, in common stock. As of March 31, 2007, VIVUS had reclassified its long-term notes payable to Tanabe of $6.7 million to notes payable short-term, and had $1.8 million of available credit under this agreement. On April 24, 2007, in connection with the Company’s sale of EvaMist to KV Pharmaceutical Company (see Note 9: “Sale of EvaMist Product”), the Company paid off the $6.7 million outstanding balance on the Tanabe line of credit, including all accrued interest. All the assets of the Company, except the land and buildings, served as collateral for this line of credit. On May 1, 2007, Tanabe signed a Termination and Release acknowledging payment in full of the principal and interest due under the line of credit and releasing the lien on the Company’s assets.

Crown Bank N.A. Loan

On January 4, 2006, VIVUS, Inc. and Vivus Real Estate LLC, a wholly owned subsidiary of VIVUS, Inc. (jointly, “the Company”) entered into a Term Loan Agreement and a Commercial Mortgage Note (the “Agreements”) with Crown Bank N. A. (“Crown”) secured by the land and buildings, among other assets, located at 735 Airport Road and 745 Airport Road in

Lakewood, New Jersey (the “Facility”). The Facility is the Company’s principal manufacturing facility, which the Company purchased on December 22, 2005. Under the Agreements, the Company borrowed $5,375,000 on January 4, 2006 from Crown payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20 year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 9.25% and 8.25% for the first three months of 2007 and 2006, respectively. The Agreements contain prepayment penalties, and a requirement to maintain a depository account at Crown with a minimum collected balance of $100,000 which, if not maintained, will result in an automatic increase in the interest rate on the note of one-half (0.5%) percent. The Facility, assignment of rents and leases on the Facility, and a $700,000 Certificate of Deposit held by Crown, classified as restricted cash, serve as collateral for these Agreements.

Total long-term notes payable consist of the following (in thousands):

	March 31,	December 31,
	2007	2006
Tanabe line of credit	$6,704	$6,324
Crown Bank N.A. loan	5,251	5,281
Total notes payable	11,955	11,605
Less current portion	(6,823)	(117)
Total long-term notes payable	$5,132	$11,488

Current portion of notes payable is included under the heading “Notes payable-short term”.

Future minimum principal payments of the long-term notes payable as of March 31, 2007 are as follows (in thousands):

Year ending December 31,	Tanabe Line of Credit	Crown Bank N.A. Loan	Total
2007 (remainder of)	$6,704	$87	$6,791
2008	—	127	127
2009	—	138	138
2010	—	150	150
2011	—	164	164
Thereafter	—	4,585	4,585
Total	$6,704	$5,251	$11,955

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

In February 2004, the Company entered into exclusive licensing agreements with Acrux Limited (“Acrux”) and a subsidiary of Acrux under which it has agreed to develop and, if approved, commercialize Testosterone MDTS and EvaMist in the United States for various female health applications. Under the terms of the agreements, the Company agreed to pay to Acrux combined licensing fees of $3.0 million, up to $4.3 million for the achievement of certain clinical development milestones, up to $6.0 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization of each product. The Company made a $1.0 million milestone payment to Acrux in October 2006 related to the submission of a New Drug Application (“NDA”) to the FDA for EvaMist. Upon approval of the NDA for EvaMist, a $3.0 million product approval milestone will be due to Acrux. Per the terms of our Asset Purchase Agreement with KV Pharmaceutical Company (“KV”) for the sale of our EvaMist product, upon closing of the sale, we will grant a sublicense of our rights under the Acrux license related to EvaMist to KV and KV will pay $1.5 million of this $3.0 million obligation upon approval of the NDA. Although we intend to sublicense our rights under the Acrux license related to EvaMist to KV, we will continue to have certain obligations under this license in the event that KV does not satisfy the requirements under the sublicense agreement. See Note 9: “Sale of EvaMist Product” below for additional information concerning the terms of this agreement.

The Company has entered into several agreements to license patented technologies that are essential to the development and production of the Company’s transurethral product for the treatment of Erectile Dysfunction (“ED”). These agreements generally required milestone payments during the development period. In connection with these agreements, the Company is obligated to pay royalties on product sales covered by the license agreements (4% of United States and Canadian product sales and 3% of sales elsewhere in the world). In the first three months of  2007 and 2006,  the Company recorded royalty expenses, in thousands, of $70, and $0, respectively, as a cost of goods sold and manufacturing expense.

International sales are transacted through distributors. The distribution agreements include certain milestone payments from the distributors to the Company upon achieving established sales thresholds.

8. INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement.

Upon adoption of FIN No. 48, the Company recognized a cumulative effect adjustment of $1.2 million, decreasing its income tax liability for unrecognized tax benefits, and decreasing the January 1, 2007 accumulated deficit balance. At January 1, 2007, after the foregoing decrease in the tax liability, the Company did not have any unrecognized tax benefits, nor does it expect any material change in its unrecognized tax benefits over the next twelve months.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of January 1, 2007, the Company had no accrual for payment of interest and penalties related to unrecognized tax benefits, nor were any amounts for interest or penalties recognized during the three months ended March 31, 2007.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California and New Jersey.  Tax years 1991 – 2006 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

9. SALE OF EVAMIST PRODUCT

On March 30, 2007, the Company entered into a definitive agreement with KV Pharmaceutical Company ("KV") to transfer the assets and grant a sublicense of its rights under the Acrux license related to EvaMist, an investigational metered dose transdermal spray for the treatment of menopause symptoms, to KV (the "Transaction").  Under the Transaction, the Company is eligible to receive an upfront payment of $10 million upon the closing, and an additional $140 million upon approval of the NDA for EvaMist, which is currently under review by the FDA.  The Company may also receive certain one-time payments of up to $30 million based on achieving certain annual net sales milestones for EvaMist.  Upon the closing of the Transaction, KV will be responsible for the manufacturing, selling and marketing of EvaMist.  The Company will maintain responsibility for regulatory affairs related to the NDA through its approval by the FDA, at which time regulatory responsibilities will transfer to KV.  VIVUS previously submitted the NDA for EvaMist on September 29, 2006.  The PDUFA date is July 29, 2007.  In addition, KV will be responsible for $1.5 million of the $3.0 million milestone payment due to Acrux upon FDA approval of the NDA.  In connection with the Transaction, in order to obtain Tanabe's release of liens against the EvaMist assets and intellectual property, the Company repaid the Tanabe line of credit (see Note 6: “Notes Payable”).

As a result of the Transaction, we have separately classified the assets held for sale in the March 31,2007 condensed consolidated  balance sheet. Additional details related to the assets held for sale follow (in thousands):

March 31,
2007

Equipment and tooling	$349
Inventory	194
Total assets	$543

10. NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share, or EPS. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options. Potentially dilutive options outstanding of 482,045 and 134,616 at March 31, 2007 and 2006, respectively, are excluded from the computation of diluted EPS for the first quarter of 2007 and 2006 because the effect would have been anti-dilutive.

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments

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

Future minimum lease payments under operating leases are as follows (in thousands):

2007(remainder)	$416
2008	555
2009	324
$1,295

Manufacturing Agreements

In November 2002, the Company entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. In May 2007, the terms of the agreement were amended and the Company’s remaining commitment is to purchase a minimum total of $2.3 million of product from 2007 through 2011.

In January 2004, the Company entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. In February 2006, the terms of this agreement were amended to require the purchase of a minimum total of $1.5 million of product from 2006 through 2008. The Company’s remaining commitment under this agreement is $765,000.

Other Agreements

The Company has entered into various agreements with clinical consultants and clinical research organizations to perform clinical studies on its behalf and, at March 31, 2007, its remaining commitment under these agreements totaled $629,000. The Company has also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at March 31, 2007, its remaining commitment under these agreements totaled $3.3 million. In addition, the Company has entered into marketing promotion agreements for its erectile dysfunction product, MUSE. At March 31, 2007, its remaining commitment under these agreements totaled $1.0 million.

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

Pursuant to the terms of the Asset Purchase Agreement for the sale of the EvaMist product to KV, the Company made certain representations and warranties concerning its rights and assets related to EvaMist and the Company’s authority to enter into and consummate the transaction. The Company also made certain covenants which survive the closing date of the transaction, including a covenant not to operate a business that competes, in the United States, and its territories and protectorates, with the EvaMist product.

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

13. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the first three months of 2007 and 2006, sales to significant customers as a percentage of total revenues were as follows:

	2007	2006
Customer A	19%	43%
Customer B	12%	20%
Customer C	56%	12%

The Company relies on third party sole-source manufacturers to produce its finished goods and raw materials. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality. Several of the Company’s manufacturers are sole-source manufacturers where no alternative suppliers exist.

14. RESEARCH AND DEVELOPMENT

Research and development expenses including advertising and patient recruitment costs are expensed as incurred.

15. EQUITY TRANSACTIONS

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

16. RELATED PARTY TRANSACTIONS

Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as our outside corporate counsel since our formation and has received compensation at normal commercial rates for these services. In the first three  months of 2007 and 2006, we paid $190,000 and $73,000, respectively, to Wilson Sonsini Goodrich & Rosati.

17. LEGAL MATTERS

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

On November 14, 2006, the Company received a letter from Manatt, Phelps & Phillips LLP on behalf of Acrux DDS Pty Ltd., FemPharm PTY Ltd., and Acrux Limited (collectively “Acrux”) notifying the Company of an alleged dispute under the Testosterone and Estradiol Development Agreements between VIVUS and Acrux. On April 23, 2007 and May 2, 2007, the Company received letters from Acrux requesting copies of the Asset Purchase Agreement (“APA”) with KV Pharmaceutical Company (“KV”) and clarity as to the form of the agreement with KV. The Company believes it is in compliance with all material aspects of both of the agreements with Acrux and have communicated this belief to Acrux. If the Company is unable to resolve the matter with Acrux, the Company intends to seek to enforce its rights under these agreements. The claims have not progressed further, but, to date, the claims have not been formally withdrawn. Development and commercialization of EvaMist and Testosterone MDTS continue. Per the terms of the Company’s APA with KV, the license with Acrux related to EvaMist will be sublicensed to KV, upon the closing of the sale.  Although the Company intends to sublicense its rights under the Acrux license related to EvaMist to KV, it will continue to have certain obligations under this license in the event that KV does not satisfy the requirements under the sublicense agreement. The Company believes that they have a meritorious defense to claims made by Acrux in connection with the alleged dispute; however, in the event that Acrux should prevail in this matter, it could have a material adverse effect on VIVUS’ business, financial condition and results of operations, including the possible return of any proceeds paid by KV for EvaMist.

The Company is not aware of any other asserted or unasserted claims against it where an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

18. STOCKHOLDER RIGHTS PLAN

On March 26, 2007, the Board of Directors of the Company adopted a Stockholder Rights Plan (the “Rights Plan”) and amended its bylaws. Under the Rights Plan, the Company will issue a dividend of one right for each share of its common stock held by stockholders of record as of the close of business on April 13, 2007.

The Rights Plan is designed to guard against partial tender offers and other coercive tactics to gain control of the company without offering a fair and adequate price and terms to all of the Company’s stockholders. The Rights Plan is intended to provide the Board of Directors with sufficient time to consider any and all alternatives to such an action and is similar to plans adopted by many other publicly traded companies. The Rights Plan was not adopted in response to any efforts to acquire the Company, and the Company is not aware of any such efforts.

Each right will initially entitle stockholders to purchase a fractional share of the Company’s preferred stock for $26.00. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a tender or exchange offer that would result in the acquisition of 15% or more of the Company’s common stock while the Stockholder Rights Plan remains in place, then, unless the rights are redeemed by the Company for $.001 per right, the rights will become exercisable by all rights holders except the acquiring person or group for the Company’s shares or shares of the third party acquirer having a value of twice the right’s then-current exercise price.

The Board of Directors also amended provisions of the Company’s bylaws concerning procedures for the calling of special stockholder meetings and establishing the agenda and board nominees at annual stockholders meetings. The Company filed these bylaw amendments with the Securities and Exchange Commission on Form 8-K on March 28, 2007.

19. SUBSEQUENT EVENTS

On April 24, 2007, in connection with the Company’s sale of EvaMist to KV Pharmaceutical Company (see Note 9: “Sale of EvaMist Product”), the Company paid in full the $6.7 million outstanding balance on the Tanabe line of credit, including all accrued interest.  All the assets of the Company, except the land and buildings, served as collateral for this line of credit. On May 1, 2007, Tanabe signed a Termination and Release acknowledging payment in full of the principal and interest due under the line of credit and releasing the lien on the Company’s assets.

On April 25, 2007, the Company filed a Form S-8 with the SEC registering 1,000,000 shares of common stock, par value $0.001 per share, under the 2001 Stock Option Plan, as amended.

On May 3, 2007, the Company entered into Amendment Four to the Manufacturing Agreement by and between VIVUS and Chinoin, effective as of December 31, 2006. The amendment extends the term of the original agreement to December 31, 2011 and modifies the terms of the alprostadil purchase commitments under the agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-Q contain “forward-looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,”  “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our history of losses and variable quarterly results; (2) substantial competition; (3) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (4) our reliance on sole source suppliers; (5) our limited sales and marketing efforts and our reliance on third parties; (6) failure to continue to develop innovative products; (7) risks related to noncompliance with United States Food and Drug Administration (“FDA”) regulations; (8) our ability to demonstrate through clinical testing the safety and effectiveness of our clinical candidates; (9) the timing of initiation and completion of clinical trials and submissions to the United States Food and Drug Administration; (10) the outcome of the FDA’s decision on our New Drug Application (“NDA”) for EvaMist™; and (11) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, including those set forth in this filing as “Risk Factors Affecting Operations and Future Results.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

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

On March 30, 2007, we announced that we had entered into a definitive agreement with KV Pharmaceutical Company (“KV”), to transfer our assets and grant a sublicense of our rights under the Acrux license related to EvaMist to KV (the “Transaction”). The closing of the Transaction is expected to occur by mid 2007 following the satisfaction of various closing conditions as well as the completion of a review by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under the terms of the Transaction, we are eligible to receive an upfront payment of $10 million. Upon closing of the Transaction, KV will be responsible for the manufacturing, selling and marketing of EvaMist. We will maintain responsibility for regulatory affairs related to the NDA through its approval by the FDA, at which time regulatory responsibilities will transfer to KV. We previously submitted the NDA for EvaMist on September 29, 2006. In addition, upon closing of the Transaction, KV will be responsible for $1.5 million of the $3.0 million product approval milestone payment due to Acrux upon FDA approval of the NDA. In connection with the Transaction, in order to obtain Tanabe’s release of liens against the EvaMist assets and intellectual property, we repaid the Tanabe line of credit.

We are currently advancing four late-stage clinical products, each addressing specific components of these significant markets.  One of these products, which will be sold to KV pending completion of the above mentioned Transaction, has completed Phase 3 testing and we submitted a New Drug Application (“NDA”) to the U.S. Food and Drug Administration (“FDA”) in the third quarter of 2006. The remaining products are being prepared to enter Phase 3 clinical trials. In 1997, we launched MUSE (alprostadil) in the United States and, together with our partners, internationally. We market MUSE as a prescription product for the treatment of erectile dysfunction.

Our investigational product pipeline includes:

•            QnexaTM for treating obesity, for which a Phase 2 study has been completed;

•            EvaMistTM , to treat vasomotor symptoms associated with menopause, for which we submitted an NDA to the FDA in the third quarter of 2006 and are in the process of selling to KV;

•            Testosterone MDTS® is being developed to treat hypoactive sexual desire disorder in women, for which a Phase 2 study has been completed; and

•            Avanafil is being developed for the treatment of erectile dysfunction; for which Phase 2 studies have been completed.

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

•                  licensing complementary clinical stage products or technologies with competitive advantages from third parties for new and established markets; and

•                  Licensing or selling our late-stage product candidates to third parties.

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

We have funded operations primarily through private and public offerings of our common stock and through product sales of MUSE. We expect to generate future net losses due to increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of March 31, 2007, we have incurred a cumulative deficit of $175 million and expect to incur operating losses in the near future. However, should the FDA approve our NDA for EvaMist, and the sale of EvaMist to KV Pharmaceutical Company closes, our operating results may differ depending on the accounting treatment of the $140 million payment due from KV per the terms of our Asset Purchase Agreement.

Year-to-Date 2007

Highlights year to date include:

•                  Agreement to Sell EvaMist Rights to KV Pharmaceutical  — In March 2007, we executed an Asset Purchase Agreement to transfer our assets and grant a sublicense of our rights under the Acrux license related to EvaMist to KV Pharmaceutical Company. The closing of the transaction is expected to take place by mid 2007, following the satisfaction of various closing conditions as well as the completion of a review by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

•                  Appointment of Vice President and Chief Accounting Officer — In February, we promoted Lee B. Perry, to the position of  Vice President and Chief Accounting Officer. His responsibilities will include oversight of the Company’s accounting operations and systems, external reporting, financial planning and analysis, cost accounting, internal controls, taxation and risk management. Mr. Perry has over 30 years of experience in corporate finance and operations and public accounting. For the past twenty years he has held senior financial positions in life sciences and manufacturing industries.

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

Obesity

In 2004, the U.S. Centers for Disease Control and Prevention ranked obesity as the number one health threat in America. Obesity is a chronic condition that affects millions of people and often requires long-term or invasive treatment to promote and sustain weight loss. Obesity is the second leading cause of preventable death in the United States. The American Obesity Association estimates that approximately 127 million, or 64.5 percent, of adults in the U.S. are overweight, and an estimated 60 million, or 30.5 percent, are obese. According to a study performed by the Centers for Disease Control and Prevention (“CDC”), as reported in the Journal of the American Medical Association, an estimated 112,000 excess deaths a year in the U.S. are attributable to obesity. The total direct and indirect costs attributed to overweight and obesity amounted to $117 billion in 2000. Additionally, Americans spend more than $30 billion annually on weight-loss products and services.

Qnexa

Qnexa is our proprietary oral investigational product candidate for the treatment of obesity, incorporating low doses of active ingredients from two previously approved products, topiramate and phentermine. By combining each of these compounds, we believe Qnexa can simultaneously address excessive appetite and high threshold for satiety, or the feeling of being full, the two main mechanisms that impact eating behavior.

Previously, we reported results from a Phase 2 double blind, randomized, and placebo-controlled clinical trial conducted at Duke University, in which patients on Qnexa lost, on average, 25.1 pounds as compared to patients in the placebo group, who lost 4.8 pounds. This trial involved 200 subjects, 159 women and 41 men with an average approximate age of 40 and a mean body mass index (BMI) of 38.6. (A BMI of > 30.0 is classified as obese per guidelines from the U.S. Department of Health and Human Services.) Patients completing the 24-week treatment period lost on average approximately 11% of baseline body weight, as compared to an average 2.8% in the placebo group. The difference between the Qnexa arm and the placebo arm was statistically significant. Qnexa was well tolerated in this trial. The study completion rate for patients on Qnexa over the 24-week treatment period was 92%, as compared to 62% for patients in the placebo group. Adverse events occurring in greater than 10% in the Qnexa arm as compared to placebo included paresthesia (mild tingling of the extremities), altered taste and increased urinary frequency. There were no dropouts in the Qnexa arm due to serious or severe adverse events.

In addition, Qnexa treated subjects had a significant reduction of waist circumference, triglycerides, systolic blood pressure, C-reactive protein and total cholesterol compared to patients in the placebo group. These secondary findings suggest that Qnexa may improve several important metabolic disease risk factors in obese patients. According to the American Heart Association, “The metabolic syndrome is characterized by a group of metabolic risk factors in one person.” Such factors include but are not limited to abdominal obesity, and blood fat disorders that foster plaque buildup in artery walls including: high triglycerides, low HDL cholesterol, high LDL cholesterol, and elevated blood pressure. People with metabolic syndrome have an increased risk of coronary heart disease and other conditions that result from the buildup of plaque in artery walls (e.g., stroke and peripheral vascular disease) and type 2 diabetes. The current FDA guidelines state that on its own, metabolic syndrome represents a cluster of laboratory and clinical findings that serve as markers for increased risk for cardiovascular disease and type 2 diabetes, and is prevalent in as much as 25 percent of the adult American population. The FDA does not consider the metabolic syndrome to represent a distinct disease entity. Nonetheless, in addition to lifestyle modification, a host of drug therapies now exist to address individual or multiple components of the syndrome (e.g., lipid altering agents, antihypertensives, insulin sensitizers). We may, in the future, decide to study Qnexa, as a single agent, in a clinical trial that will look to impact the components of metabolic syndrome.

The Phase 2 clinical trial was performed with a twice-a-day dosing formulation. We are finalizing the development of our once-a-day controlled release formulation ahead of the planned Phase 3 clinical trials.

The primary efficacy endpoint for Phase 3 weight loss trials as recommended by the FDA is an assessment of the mean percent reduction in baseline body weight and the proportion of subjects who lose 5% or more of their baseline body weight compared to placebo over a one-year period. Recently issued FDA draft guidelines for obesity products set forth a primary efficacy benchmark in Phase 3 trials of at least 35% of patients achieving 5% weight loss. The weight loss in patients taking the obesity product should also be twice the weight loss of the placebo group. In our Phase 2 trial after 24 weeks, 82% of patients lost 5% of their baseline weight as compared to 14% in the placebo group. In Europe, The Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMEA) has recommended that demonstration of significant weight loss of at least 10% of baseline weight is considered to be a valid primary endpoint for anti-obesity drugs. In the Phase 2 study after 24 weeks, 50% of the patients on Qnexa lost 10% of their baseline weight as compared to 8% in the placebo group. The FDA and the Medicines and Healthcare products Regulatory Agency, the regulatory authority in the United Kingdom, require obesity studies to be conducted for at least one year. While the results from our single center Phase 2 trial for six months of treatment meet these guidelines, there can be no assurance that these results can be replicated in a multi-center, one-year, Phase 3 trial.

Our first patent covering Qnexa was issued June 6, 2006. In addition, Qnexa is the subject of multiple U.S. and International patent applications.

Female Sexual Health

We believe that the market for the treatment of sexual disorders in women is large and underserved. A paper published in the Journal of the American Medical Association in 1999 noted 43% of women between the ages of 18 and 59 identified themselves as afflicted with a sexual disorder, reporting hypoactive sexual desire disorder as one of the most common conditions of female sexual dysfunction, or FSD. Currently, there are no pharmaceutical treatments on the market that have been approved by the Food and Drug Administration, or FDA, for the treatment of this sexual disorder in women.

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

Double-blind, multicenter, placebo-controlled clinical trials conducted by The Procter & Gamble Company to assess the effects of a twice-weekly testosterone patch demonstrated a statistically significant increase in the number of satisfying sexual events in surgically induced menopausal women. In addition, an independent clinical study, conducted by Acrux Limited (“Acrux”) in 261 patients, demonstrated that transdermally applied testosterone has the ability to improve sexual desire in pre-menopausal women with HSDD.

Our Clinical Candidate

Testosterone MDTS is our patent protected, transdermal investigational product candidate being developed for the treatment of HSDD in women. The active ingredient in Testosterone MDTS is the synthetic version of the testosterone that is present naturally in humans.

Testosterone MDTS utilizes a proprietary, metered-dose transdermal spray, or MDTS, applicator that delivers a precise amount of testosterone to the skin. We licensed the U.S. rights for this product from Acrux in 2004. The metered spray enables patients to apply a precise dose of testosterone for transdermal delivery. The applied dose dries in approximately 60 seconds and becomes invisible. Acrux’s studies have demonstrated that the Testosterone MDTS system delivers sustained levels of testosterone in women over a 24-hour period and achieves an increasing number of satisfying sexual events.

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

Clinical Status

Previously, we announced positive Phase 2 results for Testosterone MDTS, which showed a statistically significant improvement in the number of satisfying sexual events in pre-menopausal patients with HSDD. We met with the FDA to share results from our Phase 2 clinical study and to discuss the Phase 3 study requirements for obtaining marketing approval for this indication. We submitted a Phase 3 safety and efficacy protocol under the Special Protocol Assessment, or SPA, process and met with the FDA in March 2007 to resolve the issues they raised regarding the details of the protocol. Based on the FDA outcome of this meeting, we plan to submit the full Phase 3 program to the FDA with the objective to obtain final SPA agreement with the FDA in the second half of 2007.

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

Sale of EvaMist to KV Pharmaceutical Company

On March 30, 2007, we announced that we had entered into a definitive agreement with KV Pharmaceutical Company (“KV”), to transfer our assets and grant a sublicense of our rights under the Acrux license related to EvaMist to KV (the “Transaction”). The closing of the Transaction is expected to occur by mid 2007 following the satisfaction of various closing conditions as well as the completion of a review by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under the terms of the Transaction, we are eligible to receive an upfront payment of $10 million upon the closing and we are eligible to receive an additional $140 million upon the approval of the NDA for EvaMist, which is currently under review by the FDA. We may also receive certain one-time payments of up to $30 million based on achieving certain sales milestones for EvaMist. Upon closing of the Transaction, KV will be responsible for the manufacturing, selling and marketing of EvaMist. We will maintain responsibility for regulatory affairs related to the NDA through its approval by the FDA, at which time regulatory responsibilities will transfer to KV. We previously submitted the NDA for EvaMist on September 29, 2006. The PDUFA date is July 29, 2007. In connection with the Transaction,  in order to obtain Tanabe’s release of liens against the EvaMist assets and intellectual property, we repaid the Tanabe line of credit.

EvaMist was our patent protected, estradiol spray investigational product candidate being developed for the treatment of vasomotor symptoms associated with menopause. Vasomotor symptoms (hot flashes) are reported to be among the most common medical complaints of women going through menopause. EvaMist uses our proprietary, metered-dose transdermal spray, or MDTS, applicator that delivers a precise amount of estradiol to the skin. We licensed the U.S. rights for this product from Acrux Limited (“Acrux”) in 2004.

In December 2004, we initiated a Phase 3 study of EvaMist in the United States, under an SPA with the FDA to evaluate its safety and efficacy in menopausal women suffering from vasomotor symptoms. The primary endpoints were to assess the decrease in the frequency and severity of hot flashes at 4 and 12 weeks of treatment. In May 2006, we announced positive results from this pivotal Phase 3 clinical trial of EvaMist. The study showed a statistically significant reduction in the number and severity of moderate and severe hot flashes. We submitted the New Drug Application (NDA) for EvaMist to the FDA in the third quarter of 2006 and the FDA accepted the filing for substantive review. We made a $1.0 million clinical development milestone payment to Acrux in October 2006 under the terms of our licensing agreement, related to the submission of the NDA for EvaMist. Upon approval of the NDA for EvaMist, a $3.0 million product approval milestone will be due to Acrux. Upon the closing of the Transaction with KV, they will be responsible for $1.5 million of this $3.0 million milestone.

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

Sales Allowances and Reserves:   Revenues from product sales are recorded net of product sales allowances for expected returns of expired product, government chargebacks, other rebates, and cash discounts for prompt payment. These sales allowances are deducted from gross product revenues at the time such revenues are recognized along with the recording of a corresponding reserve, or liability. In making these estimates we take into consideration our historical information, current contractual and statutory requirements, shelf life of our products, estimated customer inventory levels and information received from outside parties. Significant judgments and estimates must be made and used in estimating the reserve balances in any accounting period. Our product sales allowances and reserves include:

•       Product Returns:   We have estimated reserves for product returns from wholesalers, hospitals and pharmacies in the United States in accordance with our product returns policy. Our returns policy allows product returns within the period beginning six months prior to and twelve months following product expiration. As of March 31, 2007 the shipments of MUSE in the United States made in 2007, 2006, 2005 and a portion of the shipments in 2004 remain subject to future returns.

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

•       Other Rebates:   We estimate amounts payable by us for Medicare Part D rebates, and other rebate programs, primarily with managed care organizations, for the reimbursement of portions of the prescriptions filled that are covered by these programs. Rebate allowances are estimated and reserved at the time of sale. We estimate this reserve by utilizing historical information, contractual and statutory requirements, estimated quantities sold to these organizations and estimated customer inventory levels. Effective January 1, 2007, MUSE no longer qualifies for Medicare Part D, which has not had a significant impact on our business.

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

Research and Development Expenses

Research and development (R&D) expenses include license fees, related compensation, consultants fees, facilities costs, administrative expenses and clinical trials at other companies and research institutions under agreements which are generally cancelable, among other related R&D costs. We also record accruals for estimated clinical trial costs. Clinical trial costs represent costs incurred by clinical research organizations, or CROs, and clinical sites. These costs are recorded as a component of R&D expenses. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN No. 48 on January 1, 2007 was recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN No. 48, we recognized a decrease of approximately $1.2 million in our income tax liability, which resulted in a decrease of $1.2 million in accumulated deficit. See Note 8: “Income Taxes” to the Unaudited Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of the impact of adopting FIN No. 48 on January 1, 2007.

Inventories

We record inventory reserves for estimated obsolescence, unmarketable or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In 2006, we recorded a $764,000 inventory write-down related to the purchase of alprostadil, considered to be in excess of projected production needs. During the quarter ended September 30, 1998, we established significant reserves against our inventory to align with new estimates of expected future demand for MUSE. As of March 31, 2007, the remaining inventory reserve balance is $4.1 million relating to raw materials and components. In the first quarter of 2005, we determined that we likely would continue to use some portion of the fully reserved component parts inventory in production. When we record inventory reserves, we establish a new, lower cost basis for the inventory for accounting purposes. Accordingly, to the extent that this fully reserved inventory was used in production in the first three months of 2007 and 2006, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold.

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

Share-Based Payments

We follow the fair value method of accounting for share-based compensation arrangements in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 123R, Share-Based Payment. We adopted SFAS 123R effective January 1, 2006 using the modified prospective method of transition. Under SFAS 123R, the estimated fair value of share-based-compensation, including stock options and restricted stock units granted under our Stock Option Plan and purchases of common stock by employees at a discount to market price under the Employee Stock Purchase Plan (“the ESPP”), is recognized as compensation expense. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

We recorded $906,000 and $490,000 of share-based compensation expense for the three months ended March 31, 2007 and 2006, respectively. Share-based compensation expense is allocated among cost of goods sold and manufacturing, research and development and selling, general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.

We use the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. We calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the term of the option, as a result of guidance from the SEC, as contained in Staff Accounting Bulletin No. 107 permitting the initial use of this method. We determine expected volatility using the historical method, which is based on the daily historical trading data of our common stock over the expected term of the option. Management selected the historical method primarily because we have not identified a more reliable or appropriate method to predict future volatility. For more information about SFAS 123R, see Note 2: “Share-Based Compensation” to the Unaudited Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of adopting this Statement.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect, if any, that the adoption of SFAS 157 will have on our financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN No. 48 on January 1, 2007 was recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN No. 48, we recognized a decrease of approximately $1.2 million in our income tax liability, which resulted in a decrease of $1.2 million in accumulated deficit. See Note 8: “Income Taxes” to the Unaudited Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of the impact of adopting FIN No. 48 on January 1, 2007.

RESULTS OF OPERATIONS

Executive Overview

For the three months ended March 31, 2007, we reported a net loss of  $7.4 million, or $0.13 net loss per share, as compared to a net loss of $8.8 million, or $0.20 net loss per share, during the same period in 2006. The decrease in the net loss is primarily the result of increased revenues, lower operating expenses and increased interest income in the three months ended March 31, 2007 compared to the same period of the prior year.

We anticipate continued losses over the next several years because we expect MUSE sales to remain steady, and we plan to continue to invest in clinical development of our current research and development product candidates to bring those potential products to market. However, should the FDA approve our NDA for EvaMist, and the sale of EvaMist to KV Pharmaceutical Company closes, our operating results may differ depending on the accounting treatment of the $140 million payment due from KV per the terms of our Asset Purchase Agreement.

Revenue

	(In thousands, except percentages) Three Months Ended March 31,		Increase/	%
	2007	2006	(Decrease)	Change
United States product, net	$460	$963	$(503)	(52)%
International product	1,113	188	925	492%
Other revenue	116	116	—	—%
Total revenues	$1,689	$1,267	$422	33%

Revenue for the first quarter of 2007 was $1.7 million, as compared to $1.3 million for the first quarter of 2006.  The increase in revenues is primarily due to an increase in international shipments of MUSE in the three months ended March 31, 2007 as compared to the same period last year. Worldwide product revenues from the sales of MUSE were $1.6 million in the first quarter of 2007, as compared to $1.2 million in the same period last year. The increase in international revenue was due to the timing of orders from our international partners. Domestic demand for MUSE at the retail and government level remains consistent with prior periods, averaging approximately 200,000 units per quarter. Similar to prior years, wholesalers made purchases in the fourth quarter of 2006 that were greater than the current demand. Based on the fourth quarter demand for MUSE, we estimate purchases made by wholesalers in the fourth quarter of 2006 represent approximately 3 to 4 months of excess demand.

Given the stabilization of the demand and the strategic buying in the fourth quarter of 2006, we anticipate worldwide revenues of MUSE in 2007 will remain consistent with those seen in 2006.

On March 30, 2007, we announced that we had entered into a definitive agreement with KV Pharmaceutical Company to transfer our assets and grant a sublicense of our rights under the Acrux license related to EvaMist to KV (the “Transaction”). The closing of the Transaction is expected to occur by mid 2007 following the satisfaction of various closing conditions as well as the completion of a review by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under the terms of the Transaction, we are eligible to receive an upfront payment of $10 million upon the closing and an additional $140 million upon the approval of the NDA for EvaMist, which is currently under review by the FDA. We may also receive certain one-time payments of up to $30 million based on achieving certain sales milestones for EvaMist. Upon the closing of the Transaction, KV will be responsible for the manufacturing, selling and marketing, and for regulatory responsibilities following the FDA’s approval of the NDA.

Cost of goods sold and manufacturing.

	(In thousands, except percentages) Three Months Ended March 31,			%
	2007	2006	(Decrease)	Change

Cost of goods sold and manufacturing	$2,571	$3,020	$(449)	(15)%

Cost of goods sold and manufacturing (“cost of goods sold”) in the first quarter of 2007 decreased $449,000, or 15%, to $2.6 million, as compared to $3.0 million for the first quarter of 2006. Cost of goods sold decreased in the three months ended March 31, 2007 as compared to the same period last year primarily due to a $762, 000 inventory write-down related to the purchase of alprostadil considered to be in excess of projected production needs, partially offset by increases to cost of goods sold due to increased international shipments of MUSE in the first quarter of 2007 as compared to 2006.

We anticipate cost of goods sold in 2007 will be similar to costs incurred in 2006.

Research and development.

	(In thousands, except percentages) Three Months Ended March 31,			%
	2007	2006	(Decrease)	Change

Research and development	$3,011	$3,560	$(549)	(15)%

Research and development expenses in the first quarter of 2007 decreased $549,000, or 15%, to $3.0 million, as compared to
$3.6 million for the first quarter of 2006.  Decreased clinical trial and project activity for EvaMist and ALISTA, resulted in decreased spending for these projects of $1.6 million in the first quarter of 2007 as compared to the first quarter of 2006. These decreases were partially offset by increased project expenses of $777,000, primarily due to increased Qnexa related spending of $407,000 and avanafil related spending of $285,000, and increased non-project related research and development expenses of $282,000, including $117,000 of increased stock compensation expense in the three months ended March 31, 2007 as compared to the prior year period.

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

We filed a New Drug Application (NDA) for EvaMist with the FDA in the third quarter of 2006 and in October 2006 made a $1.0 million clinical development milestone payment to Acrux under the terms of our licensing agreement related to this filing, which was expensed in the third quarter of 2006. Under the terms of our agreement with KV Pharmaceutical, upon the closing of the Transaction, KV will be responsible for payment of $1.5 million of the $3.0 million product approval milestone payment due to Acrux upon FDA approval of the NDA for EvaMist.

Selling, general and administrative.

	(In thousands, except percentages) Three Months Ended March 31,			%
	2007	2006	Increase	Change
Selling, general and administrative	$4,105	$3,672	$433	12%

Selling, general and administrative expenses in the three months ended March 31, 2007 of $4.1 million increased $433,000, or 12%, as compared to the three months ended March 31, 2006. The increase in expenses is primarily due to incremental increases in stock compensation expense of $275,000, and other general and administrative expenses of $158,000, primarily increased compensation expense of $75,000 and legal fees of $72,000, in the first quarter of 2007 as compared to the same period last year.

Interest income and expense.

Interest income for the quarter ended March 31, 2007 was $767,000, as compared to $327,000 for the quarter ended March 31, 2006. The increase is primarily due to an increase in our average investment cash balance from the three months ended March 31, 2007 as compared to the same period in 2006. Interest expense for the quarter ended March 31, 2007 was $154,000 as compared to $162,000 during the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Unrestricted cash, cash equivalents and available-for-sale securities totaled $55.6 million at March 31, 2007, as compared to $58.9 million at December 31, 2006. The decrease in cash, cash equivalents and available-for-sale securities of $3.3 million is the net result of cash used in operations, partially offset by cash provided by investing and financing activities for the first three months of 2007. Included in these amounts is $730,000 in proceeds from the exercise of common stock options, and the collection of amounts owed at December 31, 2006 from customers as measured by a decrease of $3.3 million in accounts receivable.

Since inception, we have financed operations primarily from the issuance of equity securities. Through March 31, 2007, we raised $223.4 million from financing activities and had an accumulated deficit of $174.8 million at March 31, 2007.

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

Accounts Receivable. Accounts receivable (net of allowance for doubtful accounts) at March 31, 2007 was $1.0 million, as compared to $4.4 million at December 31, 2006. The 76% decrease in the accounts receivable balance at March 31, 2007 is primarily due to the collection of accounts receivable outstanding at December 31, 2006. Currently, we do not have any significant concerns related to accounts receivable or collections.

Liabilities. Total liabilities were $22.9 million at March 31, 2007, $2.2 million lower than at December 31, 2006.  The change in total liabilities includes a $1.2 million decrease in income taxes payable, as a result of the implementation of FIN No. 48, and a $538,000 reduction of accrued employee compensation and benefits primarily due to year end compensation paid in the first quarter of 2007.

We have entered into manufacturing agreements with suppliers to purchase raw materials. As of March 31, 2007, our remaining commitment under these agreements is to purchase a minimum of $3.1 million of product from 2006 through 2011. In the first quarter of 2006, we recorded a $762,000 inventory write-down related to the purchase of alprostadil considered to be in excess of projected production needs. Should our inventory of raw materials exceed our future production needs, it may be necessary to write-off additional excess inventory.

In February 2004, we entered into exclusive licensing agreements with Acrux Limited and a subsidiary of Acrux under which we have agreed to develop and commercialize Testosterone MDTS (metered-dose transdermal spray) and EvaMist in the United States for various female health applications. Under the terms of the agreements, we agreed to pay to Acrux combined licensing fees of $3.0 million, up to $4.3 million for the achievement of certain clinical development milestones, up to $6.0 million for achieving product approval milestones, and royalties on net sales in the United States upon commercialization of each product. We made a $1.0 million clinical development milestone payment to Acrux in October 2006 related to the submission of an NDA to the FDA for EvaMist and we will owe an additional $3.0 million product approval milestone payment upon approval of this NDA. Per the terms of our Asset Purchase Agreement with KV Pharmaceutical Company for the sale of our EvaMist product, upon the closing of the sale, we will grant a sublicense of our rights under the Acrux license related to EvaMist to KV and KV will pay $1.5 million of this milestone obligation upon FDA approval of the NDA.

Operating Activities. Our operating activities used $4.2 million and $2.8 million of cash during the three months ended March 31, 2007 and 2006, respectively. During the first three months of 2007, our net operating loss of $7.4 million was partially offset by a $3.3 million reduction in our accounts receivable, due to the collection of monies owed to us, which in turn was offset by use of cash to pay accrued employee compensation and benefits of $538,000. During the first three months of 2006, our net operating loss of $8.8 million was offset by a $7.0 million reduction in our accounts receivable, due to the collection of monies owed to us.

Investing Activities. Our investing activities provided $2.3 million  and used $3.9 million in cash during the three months ended March 31, 2007 and 2006, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.  In addition, during the first quarter of 2006, we provided Crown Bank with a $700,000 Certificate of Deposit as security for the loan agreement we entered into with them on January 4, 2006.

Financing Activities. Financing activities provided cash of $1.1 million and $5.6 million during the three months ended March 31, 2007 and 2006, respectively. In the first three months of 2007, the cash provided by financing activities was primarily due to increased borrowings under our Tanabe line of credit of $379,000 and $730,000 in proceeds from the exercise of stock options. In the quarter ended March 31, 2006, the cash provided by financing activities was primarily due to increased borrowings under our Tanabe line of credit of $370,000 and $5.3 million of net proceeds from the Crown Bank loan we entered into on January 4, 2006.

In the first quarter of 2004, we signed an agreement for a line of credit with Tanabe Holding America, Inc., a subsidiary of Tanabe Seiyaku Co., Ltd., or Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil. The secured line of credit could be drawn upon quarterly and each quarterly borrowing had a 48-month term and bore interest at the annual rate of 2%. As of March 31, 2007, we had reclassified our long-term notes payable balance to Tanabe of $6.7 million to notes payable-short term, and we had $1.8 million remaining available on the credit line. On April 24, 2007, in connection with the sale of EvaMist to KV Pharmaceutical Company, we paid off the $6.7 million outstanding balance on the Tanabe line of credit, including all accrued interest and terminated the line of credit. All of the assets of the Company, except the land and buildings, served as collateral for this line of credit. On May 1, 2007, Tanabe signed a Termination and Release acknowledging payment in full of the principal and interest due under the line of credit and releasing the lien on the Company’s assets.

On December 22, 2005, we purchased from our landlord our principal manufacturing facility, which was previously leased, for $7.1 million. The purchase price was funded in part by $3.3 million, which was being held by the landlord as cash collateral for renovations to the facility upon the termination of the lease and the remainder with cash. On January 4, 2006, we obtained a $5.4 million loan from Crown Bank, N.A. (“Crown”). The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for these Agreements. The loan is payable over a
10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20 year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 9.25% and 8.25% for the first three months of 2007 and 2006, respectively.

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

Our investigational product candidates have not yet achieved FDA regulatory approval, which is required before we can market them as therapeutic products. In order to achieve regulatory approval, the FDA must conclude that our clinical data establish substantial evidence of safety and efficacy. The results from preclinical testing and early clinical trials may not be predictive of results in later clinical trials. It is possible for a candidate to show promising results in early clinical trials, but subsequently fail to establish safety and efficacy data necessary to obtain regulatory approvals.

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

We may also be required to make further substantial expenditures if unforeseen difficulties arise in other areas of our business. In particular our future capital and additional funding requirements will depend upon numerous factors, including:

•                  the closing of the transaction for the sale of EvaMist to KV;

•                  the outcome of the FDA decision regarding our NDA for EvaMist;

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

•                  the establishment of collaborations, sublicenses and strategic alliances;

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

•                  the level of resources devoted to sales and marketing capabilities; and

•                  the activities of competitors.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs into 2008. However, we anticipate that we will require additional funding to continue our research and product development programs, to conduct preclinical studies and trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, and we may require additional funding to establish additional manufacturing and marketing capabilities in the future. In particular, we expect to make other substantial payments to Acrux and Tanabe, in accordance with our agreements with them in connection with the licensing of certain compounds. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales. We may seek to access the public or private equity markets whenever conditions are favorable. The sale of additional equity securities would result in additional dilution to our stockholders. We may also seek additional funding through strategic alliances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third party funding for such expenses, we expect that increased expenses will result in increased losses from operations. However, should the FDA approve our NDA for EvaMist, and the sale of EvaMist to KV Pharmaceutical Company closes, our operating results may differ depending on the accounting treatment of the $140 million payment due from KV per the terms of our Asset Purchase Agreement. We are continually evaluating our existing portfolio and we may choose to divest or spin-off one or more of our products or product candidates at any time.  We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. These do not include milestones or future interest expense and assume non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Payments Due by Period (in thousands)
Contractual obligations	Total	2007 (9 months)	2008-2010	2011-2012	Thereafter
Operating leases	$1,295	$416	$879	—	—
Purchases	7,956	5,661	1,530	$765	—
Notes payable	11,955	6,791	415	341	$4,408
Total contractual obligations	$21,206	$12,868	$2,824	$1,106	$4,408

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

Manufacturing Agreements

In November 2002, we entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. In May 2007, we amended the terms of this agreement and our remaining commitment is to purchase a minimum total of $2.3 million of product from 2007 through 2011.

In January 2004, we entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. In February 2006, we amended the terms of this agreement to require the purchase of a minimum total of $1.5 million of product from 2006 through 2008. Our remaining commitment under this agreement is $765,000.

Other Agreements

We have entered into various agreements with clinical consultants and clinical research organizations to perform clinical studies on our behalf and, at March 31, 2007, our remaining commitment under these agreements totaled $629,000. We have also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at March 31, 2007, our remaining commitment under these agreements totaled $3.3 million. In addition we have entered into marketing promotion agreements for our erectile dysfunction product, MUSE. At March 31, 2007, our remaining commitment under these agreements totaled $1.0 million.

Notes Payable

In 2004, we signed an agreement for a secured line of credit with Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil. The secured line of credit could be drawn upon quarterly and each quarterly borrowing had a 48-month term and bore interest at the annual rate of 2%. There were no financial covenants associated with this secured line of credit. Under certain conditions, at our option, payments on this secured line of credit could be made, in whole or in part, in common stock. As of March 31, 2007, we had reclassified our long term notes payable to Tanabe of $6.7 million to notes payable-short term, and we had $1.8 million of available credit under this agreement. On April 24, 2007, in connection with the sale of EvaMist to KV Pharmaceutical Company, we paid off the $6.7 million outstanding balance on the Tanabe line of credit, including all accrued interest. All the assets of the Company, except the land and buildings, served as collateral for this line of credit and on May 1, 2007, Tanabe signed a Termination and Release acknowledging payment in full of the principal and interest due under the line of credit and releasing the lien on the Company’s assets.

On January 4, 2006, we obtained a $5.4 million loan from Crown. The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for these Agreements. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20 year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 9.25% and 8.25% for the first three months of 2007 and 2006, respectively. As of March 31, 2007, we have a principal balance of $5.3 million remaining on the Crown loan.

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

We have paid upfront licensing fees of $5.0 million to Tanabe and have agreed to make additional payments upon the completion of certain development, regulatory and sales milestones. During the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil, which meets one of the clinical development milestone criteria above. We paid Tanabe $2.0 million in connection with this milestone in 2006. We have further agreed to pay royalties on net sales of products containing avanafil. No payments have been made under this agreement with Tanabe in the first three months of 2007.

Acrux

In February 2004, we entered into exclusive licensing agreements with Acrux Limited (“Acrux”) and its subsidiary under which we have agreed to develop and, if approved, commercialize Testosterone-MDTS and EvaMist in the United States for various female health applications. Acrux’s metered-dose transdermal spray, or MDTS, technology is a patented, simple to use spray that is being developed to deliver testosterone and estradiol effectively to women when applied to the skin. We agreed to grant Acrux’s subsidiary a non-exclusive, royalty-free license outside the United States for any MDTS products containing improvements we have made to the licensed intellectual property and the option to obtain a non-exclusive, worldwide license for our intellectual property related to MDTS products. We have paid $3.0 million in upfront licensing fees to Acrux and have agreed to make additional payments upon the completion of certain development, regulatory and sales milestones. Under the terms of the agreements, we agreed to pay to Acrux combined licensing fees up to $4.3 million for the achievement of certain clinical development milestones, up to $6.0 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization of each product. We have paid $1.8 million in clinical development milestones payments to date, including the $1.0 million milestone payment we made to Acrux in October 2006 related to the submission of an NDA to the FDA for EvaMist. In addition, we will owe a $3.0 million product approval milestone payment upon approval of this NDA. Per the terms of our Asset Purchase Agreement with KV Pharmaceutical Company (“KV”) for the sale of our EvaMist product, upon the closing of the transaction, we will grant a sublicense of our rights under the Acrux license related to EvaMist to KV and KV will pay $1.5 million of this $3.0 million obligation upon approval of the NDA. Although we intend to sublicense our rights under the Acrux license related to EvaMist to KV, we will continue to have certain obligations under this license in the event that KV does not satisfy the requirements under the sublicense agreement. See Note 9: “Sale of EvaMist Product” to the Unaudited Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the terms of this agreement.

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

Pursuant to the terms of the KV Pharmaceutical transaction for the sale of EvaMist, we made certain representations and warranties concerning our rights and assets related to EvaMist and our authority to enter into and consummate the transaction. We also made certain covenants which survive the closing date of the transaction, including a covenant not to operate a business that competes, in the United States, and its territories and protectorates, with the EvaMist product.

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

Interest Rate Risk

We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum weighted average of our maturity of our investments does not exceed
18 months. If a 10% change in interest rates were to have occurred on March 31, 2007, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

We are also exposed to interest rate risk on the $5.4 million loan from Crown Bank, N.A. obtained on January 4, 2006. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. The interest rate was 9.25% and 8.25% for the first three months of 2007 and 2006, respectively.

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of VIVUS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

On November 14, 2006, we received a letter from Manatt, Phelps & Phillips LLP on behalf of Acrux DDS Pty Ltd., FemPharm PTY Ltd., and Acrux Limited (collectively “Acrux”) notifying VIVUS of an alleged dispute under the Testosterone and Estradiol Development Agreements between VIVUS and Acrux. On April 23, 2007 and May 2, 2007, we received letters from Acrux requesting copies of the Asset Purchase Agreement (“APA”) with KV Pharmaceutical Company (“KV”) and clarity as to the form of our agreement with KV. We believe we are in compliance with all material aspects of both of the agreements with Acrux and have communicated this belief to Acrux. If we are unable to resolve the matter with Acrux, we intend to seek to enforce our rights under these agreements. The claims have not progressed further, but, to date, the claims have not been formally withdrawn. Development and commercialization of EvaMist and Testosterone MDTS continue. Per the terms of our APA with KV, the license with Acrux for EvaMist will be sublicensed to KV upon the closing of the sale. Although we intend to sublicense our rights under the Acrux license related to EvaMist to KV, we will continue to have certain obligations under this license in the event that KV does not satisfy the requirements under the sublicense agreement. We believe that we have a meritorious defense to claims made by Acrux in connection with the alleged dispute; however, in the event that Acrux should prevail in this matter, it could have a material adverse effect on VIVUS’ business, financial condition and results of operations, including the possible return of any proceeds paid by KV for EvaMist.

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

Qnexa is our proprietary capsule formulation product candidate containing the active ingredients phentermine and topiramate. Phentermine was approved for the short-term treatment of obesity by the FDA in 1959. Topiramate is approved for seizures and migraine prevention. Topiramate has been reported in published studies to produce weight loss. By combining the activity of each of these compounds, Qnexa attempts to simultaneously address excessive appetite and a high threshold for satiety, the two main mechanisms believed to impact eating behavior. Although we believe Qnexa affects both of the two major causes of overeating, excessive hunger and the inability to feel satisfied, we may not be correct in our assessment of the impact the combination of these two ingredients may have on weight loss or their mechanism of action. Our Phase 2 study was a single center trial conducted at Duke University in only 200 patients. The twice-a-day dose and timing of the administration of the active ingredients was determined by the inventor through the treatment of patients in his private practice. We are continuing the formulation development of Qnexa and expect to initiate future Phase 3 studies of

Qnexa with a once-a-day formulation. We intend to complete various pharmacokinetic studies of the once-a-day formulations prior to entering the Phase 3 trials to ensure adequate plasma level of Qnexa; however, there can be no assurance that we will be able to achieve any weight loss effects with the once-a-day formulation. The FDA has also asked us to study the effects of a lower dose of Qnexa, which we plan to do in the Phase 3 trials. We are unable to predict the effect of the inclusion of a lower dose group in the Phase 3 trials on the overall development program of Qnexa.

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

All of the product candidates that we are currently developing require extensive pre-clinical and/or clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through pre-clinical testing and/or clinical trials that our product candidates are safe and effective in humans. Conducting clinical trials is a lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. Our ability to complete clinical trials may be delayed by many factors, including, but not limited to:

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

In September 1997, the FDA requested drug manufacturers to voluntarily withdraw fenfluramine and dexfenfluramine. At the same time, the FDA recommended that patients using either fenfluramine or dexfenfluramine stop taking them. The FDA did not, however, request the withdrawal of phentermine. Although studies to date have shown that phentermine does not cause PPH and valvular heart disease, there can be no assurance that Qnexa will not have any significant cardiovascular or other detrimental side effects. In the Phase 2 study, echocardiograms and cardiovascular monitoring were performed and no abnormalities were noted. The FDA has requested we provide our plans regarding the collection of echocardiograms and cardiovascular monitoring of some patients in the proposed Phase 3 studies. Moreover, the adverse clinical history of fen-phen and dexfen-phen combinations for obesity may result in increased FDA regulatory scrutiny of the safety or the risk/benefit profile of Qnexa and may raise potential adverse publicity in the marketplace, which could affect clinical enrollment or ultimately market acceptance if Qnexa is approved for sale.

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

We are exposed to risks related to collaborative arrangements, licenses or strategic alliances.

We have and will continue to in-license product candidates from third parties. The United States rights to EvaMist and Testosterone MDTS were licensed from Acrux Limited and its related affiliates. The rights to avanafil were licensed from Tanabe Seiyaku Co, LTD., a Japanese corporation. The rights to EvaMist, under the Acrux license agreement, will be sublicensed to KV Pharmaceutical, upon closing of the sale of EvaMist to KV. Each of these agreements contains certain obligations. Failure to comply with the terms of the agreements could result in the early termination of these agreements. We believe we are in compliance with all the material terms of these agreements; however, there can be no assurance that this compliance will continue or that the licensees would not have a differing interpretation of the material terms of the agreements. If the license or sublicense agreements were terminated early or if the terms of the license or sublicense were contested for any reason, it would have a material adverse impact on our ability to commercialize products subject to these agreements, our ability to raise funds to finance the company, our stock price and our overall financial condition. In the event that the Acrux license was terminated and the sale of EvaMist to KV had closed, and at such time KV was not in material breach of the sublicense, then we may be required to pay as liquidated damages an amount equal to the amounts paid by KV for EvaMist under our Asset Purchase Agreement with KV.

On November 14, 2006, we received a letter from Manatt, Phelps & Phillips LLP on behalf of Acrux DDS Pty Ltd., FemPharm PTY Ltd., and Acrux Limited (collectively “Acrux”) notifying us of an alleged dispute under the Testosterone and Estradiol Development Agreements between Vivus and Acrux. On April 23, 2007 and May 2, 2007, we received letters from Acrux requesting copies of the Asset Purchase Agreement (“APA”) with KV Pharmaceutical Company (“KV”) and clarity as to the form of our agreement with KV. We believe we are in compliance with all material aspects of both of the agreements with Acrux and have communicated this belief to Acrux. If we are unable to resolve the matter with Acrux, we intend to seek to enforce our rights under these agreements. The claims have not progressed further, but, to date, the claims have not been formally withdrawn. Development and commercialization of EvaMist and Testosterone MDTS continue. Per the terms of our APA with KV, upon the closing of the sale of EvaMist to KV, the license with Acrux for EvaMist will be sublicensed to KV. Although we intend to sublicense our rights under the Acrux license related to EvaMist to KV, we will continue to have certain obligations under this license in the event that KV does not satisfy the requirements under the sublicense agreement. We believe that we have a meritorious defense to claims made by Acrux in connection with the alleged dispute; however, in the event that Acrux should prevail in this matter, it may have a material adverse effect on our business, financial condition and results of operations, including the possible return of any proceeds paid by KV for EvaMist. We are, and in the future expect to be, dependent upon collaborative arrangements or strategic alliances to complete the development and commercialization of some of our product candidates, particularly after the Phase 2 stage of clinical testing. These arrangements may place the development of our product candidates outside of our control, may require us to relinquish important rights, or may otherwise be on terms unfavorable to us.

In February 2007, Tanabe Seiyaku Co., Ltd. and Mitsubishi Pharma Corporation announced that they had reached an agreement in principle on a proposed merger between the two firms. Based on a press release from Tanabe, the merger is scheduled to close on October 1, 2007. It is unclear at this time what effect, if any, the merger will have on our agreement with Tanabe. There can be no guarantee that the successful merger of Tanabe and Mitsubishi will not have an adverse material effect on our agreement with Tanabe, which in turn could lead to a material adverse effect on our business, financial condition and results of operations.

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

On March 30, 2007, we announced that we had entered into a definitive agreement with KV Pharmaceutical Company (“KV”), to transfer our assets and grant a sublicense of our rights under the Acrux license related to EvaMist to KV (the “Transaction”). The closing of the Transaction is expected to occur by mid 2007 following the satisfaction of various closing conditions as well as the completion of a review by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Under the terms of the agreement, we will receive an upfront payment of $10 million upon the closing and we are eligible to receive an additional $140 million upon the approval of the NDA for EvaMist, which is currently under review by the FDA. A material delay in the approval of the NDA for EvaMist would have a material adverse impact on our stock price and financial condition.

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

The Phase 3 clinical studies of EvaMist were conducted using the first generation MDTS applicator. We have improved on the design of the housing used in the MDTS applicator, which we believe will allow a more efficient manufacturing of the EvaMist applicator than the previous design. The New Drug Application (NDA) for EvaMist includes the new MDTS applicator. Since this applicator was not used in the pivotal Phase 3 study, the FDA may require additional data, including clinical data, before it approves our NDA. If additional data are required it would delay the approval of the NDA for EvaMist. Under the terms of our Asset Purchase Agreement with KV Pharmaceutical for the sale of EvaMist, we will be eligible to receive $140 million upon the approval of the NDA for EvaMist. A material delay in the approval of the NDA for EvaMist would have a material adverse impact on our stock price and financial condition.

We are continuing the formulation development of Qnexa. Currently, we have not selected the final once-a-day formulation. The contract manufacturer we have selected to develop a once-a-day formulation is scaling up in anticipation of the Phase 3 program. There can be no assurance that the final once-a-day formulation can be developed, that it can be developed on a timely basis, or if it is developed that it will result in sufficient safety and efficacy for approval. A failure to develop a once-a-day formulation may have a material adverse impact on our stock price and financial condition.

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

We have identified a new vendor for the MUSE laminated foil. As this laminated foil is used to make the MUSE primary product container, there are significant qualifications and regulatory approvals that must be obtained prior to using the new vendor to produce foil to meet MUSE demand. These include, but are not limited to, vendor qualification, foil material qualification, MUSE product suitability studies, electron beam irradiation suitability, FDA approval, and MHRA approval. Although the FDA has granted approval for the use of foil from our new vendor for U.S. MUSE product, there can be no assurance that these qualifications and approvals will be successfully obtained from the MHRA or Canadian market regulatory agency, or that they will be obtained within the time needed to support MUSE demand before our current supply of foil is exhausted. Failure to receive adequate supplies of foil, failure to receive appropriate regulatory approvals for the change in materials and vendors, and any unforeseen quality or production issues due to the use of the new materials or vendors could have a material adverse effect on our business, financial condition and results of operations.

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

If we are unable to establish capabilities to sell, market and distribute our product candidates, either by developing our own capabilities or entering into agreements with others, we will not be able to successfully launch our product candidates upon FDA approval. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need. We may not be able to enter into any marketing or distribution agreements with third party providers on acceptable terms, if at all. In that event, we will not be able to generate significant revenues.

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

Current anti-obesity products include Xenical (orlistat), marketed by Roche, and Meridia (sibutramine), marketed by Abbott Labs. Orlistat is marketed in the United States by Roche Laboratories, Inc. under the brand name Xenical. Orlistat works by inhibiting lipase, an enzyme that blocks the absorption of fat in the gastrointestinal tract. In 2006, Xenical accounted for approximately $93 million in sales, in the United States, according to IMS Health. Orlistat is expected to launch over-the-counter in the United States by GlaxoSmithKline under the brand name Alli in the summer of 2007. Phentermine is the largest selling anti-obesity therapeutic and is available in several generic forms. Topamax, marketed by Johnson and Johnson, is not approved for the treatment of obesity but analysts estimate Topamax is extensively used for this indication in an off-label manner.

Despite the large market opportunity for anti-obesity agents, there are relatively few competitive products in late stage clinical development. Rimonabant, which has been developed by Sanofi-Aventis under the U.S. brand name Zimulti and in Europe as Acomplia, is the most advanced. It has been approved in certain countries outside of the United States and has received an approvable letter from the FDA relating to potential marketing in the United States. Rimonabant is the first in a new class of anti-obesity drugs that work as antagonists at the cannabinoid type 1, or CB-1, receptor. This is the same receptor that is stimulated by cannabis. While rimonabant has shown efficacy (average 4.7kg or 4.85%) across several large Phase III clinical trials at the highest dose tested, it has also been associated with significant CNS side effects, including depression and related symptoms, according to a 2006 report published in Drugs. The overall risk-to-benefit profile of rimonabant is yet to be defined. Acomplia received an approval letter from the FDA in February 2006, but the PDUFA date has been pushed to July 2007. Analysts estimate that peak sales of Acomplia for obesity could exceed $3.0 billion.

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

Several companies are developing products that could compete with our product candidates for the treatment of FSD including: The Proctor & Gamble Company is developing Intrinsa, a testosterone patch for the treatment of HSDD; BioSante Pharmaceuticals, Inc. is developing forms of testosterone gels for HSDD and Palatin Technologies, Inc. is developing a nasal spray to treat FSD. None of these products has been approved by the FDA. In July 2006, the European Medicines Agency (EMEA) granted marketing authorization of Intrinsa for the treatment of HSDD in bilaterally oophorectomized and hysterectomized women and in February 2007, Intrinsa was launched in France and Germany. In March 2007, Intrinsa became available through the National Health Service (“NHS”) in the United Kingdom.

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

•       access to strategic partners and capital resources.

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

We are required to receive regulatory approval for suppliers. We obtained our current supply of alprostadil from two approved sources, NeraPharm, s.r.o., in the Czech Republic and Chinoin Pharmaceutical and Chemical Works Private Co., Ltd., in Hungary. We have manufacturing agreements with Chinoin and NeraPharm to produce additional quantities of alprostadil for us.

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

In addition, we currently do not have manufacturing agreements in place for topiramate or phentermine. There can be no guarantees that we will be able to enter into such agreements under reasonable terms, if at all. We cannot guarantee that should we be successful in entering into such agreements we will be able to obtain the necessary regulatory approvals for these suppliers.

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

We currently depend on a single source for the supply of plastic applicator components for MUSE and an interruption to this supply sources could harm our business.

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

We purchased two buildings with a total combined 90,000 square feet in Lakewood, New Jersey, which we previously leased, on December 22, 2005. This facility is used for our manufacturing operation, which includes formulation, filling, packaging, analytical laboratories, storage, distribution and administrative offices, although one of the buildings is used for warehousing component parts. The FDA and the Medicines and Healthcare products Regulatory Agency, the regulatory authority in the United Kingdom, authorized us to begin commercial production and shipment of MUSE from this facility in June and March 1998, respectively. MUSE is manufactured in this facility and we have no plans to construct another manufacturing site. Since MUSE is produced with custom-made equipment under specific manufacturing conditions, the inability of our manufacturing facility to produce MUSE for whatever reason could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore, our planned clinical trials could be delayed or disrupted indefinitely upon the occurrence of a natural disaster. For example, in 2005, our clinical trials in the New Orleans area were interrupted by Hurricane Katrina. Future natural disasters could further delay our clinical trials process, thus adversely affecting our business and financial results.

Risks Relating to our Intellectual Property

We may be sued for infringing the intellectual property rights of others or others may infringe on our intellectual property rights.

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

A recent Supreme Court ruling in KSR International Co. vs. Teleflex, Inc., will raise the standards for patentability and ease the ability to show that a patent is obvious. This ruling will make it more difficult to obtain patents for combination pharmaceutical products. At the present time, we are unable to predict the impact, if any, that this recent ruling will have on our current or future patents. If we are unable to defend the patents currently issued on our commercial product and investigational drug candidates, or to obtain new patents for any reason, our ability to commercialize the current and future products would be at risk.

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

Risks Relating to our Financial Position and Need for Financing

We may be unable to close the sale of EvaMist to KV Pharmaceutical or to obtain FDA approval of our NDA for EvaMist, or such approval may be delayed.

Under the terms of the Asset Purchase Agreement (“APA”) we entered into with KV Pharmaceutical Company (“KV”) to transfer the assets and grant a sublicense of our rights under the Acrux license related to EvaMist to KV (the “Transaction”), we will be eligible to receive $140 million upon the approval of the NDA for EvaMist, which is currently under review by the FDA. The closing of the Transaction is expected to occur by mid 2007 following the satisfaction of various closing conditions as well as the completion of a review by the Federal Trade Commission under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. We previously submitted the NDA for EvaMist on September 29, 2006 and the PDUFA date is July 29, 2007. We may also receive certain one-time payments of up to $30 million based on achieving certain sales milestones for EvaMist.  Upon the closing of the Transaction, KV will be responsible for the manufacturing, selling and marketing for EvaMist. We will maintain responsibility for regulatory affairs related to the NDA through its approval by the FDA, at which time regulatory responsibilities will transfer to KV.

Should we be unable to satisfy the various closing conditions of the Transaction or should the FDA deny approval of our NDA for EvaMist, or should approval be delayed, the initial payment and potential milestone payments under our APA with KV could be delayed or not occur at all. In that event, we could be forced to seek additional financing in order to fund further development of our product candidates. However, there can be no assurance that funding will be available on favorable terms, if at all.

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

On January 4, 2006, we obtained a $5.4 million loan from Crown Bank, N.A. (“Crown”). The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for this loan. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. On December 22, 2005, we purchased from our landlord our principal manufacturing facility, which was previously leased, for $7.1 million. The purchase price was funded in part by $3.3 million of restricted cash, which was being held by the landlord as cash collateral for renovations to the facility upon the termination of the lease and the remainder with cash.

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

•       the rate of technological advances;

•       the approval of the EvaMist NDA by the FDA;

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

We have an accumulated deficit of $174.8 million as of March 31, 2007 and expect to continue to incur substantial operating losses for the foreseeable future.

We have generated a cumulative net loss of $174.8 million for the period from our inception through March 31, 2007, and we anticipate losses for the next several years due to increased investment in our research and development programs and limited revenues. There can be no assurance that we will be able to achieve profitability or that we will be successful in the future. However, should the FDA approve our NDA for EvaMist, and the sale of EvaMist to KV Pharmaceutical Company closes, our operating results may differ depending on the accounting treatment of the $140 million payment due from KV under the terms of our Asset Purchase Agreement.

Our ability to utilize our net operating loss carryforwards to offset future taxable income may be limited.

As of December 31, 2006, we had approximately $125.7 million of net operating loss (“NOL”) carryforwards with which to offset our future taxable income for federal income tax reporting purposes. In the event that the FDA approves our NDA for EvaMist and we receive the $140 million milestone payment from KV, we believe that we could use some of these NOLs to offset our federal tax liability. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including significant change in ownership interest. Should this occur, our future ability to use NOLs to offset taxable earnings would be limited in accordance with the Internal Revenue Code.

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

The market price of our common stock has been volatile and is likely to continue to be so. The market price of our common stock may fluctuate due to factors including, but not limited to:

•       the outcome of the FDA decision regarding our NDA for EvaMist;

•       the start of the Phase 3 program for Qnexa;

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

Our share ownership is concentrated, and our officers, directors and principal stockholders acting collectively can exert significant control over matters requiring stockholder approval.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The list of Exhibits as required by Item 601 of Regulation S-K.

A. EXHIBITS:

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(1)	Specimen Common Stock Certificate of the Registrant.

4.2	(4)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated May 8, 2007, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated May 8, 2007, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(2)             Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K filed with the Commission on March 28, 2007.

(3)             Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement of Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.

(4)             Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2007	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Vice President, Finance and Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
President and Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(1)	Specimen Common Stock Certificate of the Registrant.

4.2	(4)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated May 8, 2007, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated May 8, 2007, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(2)             Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K filed with the Commission on March 28, 2007.

(3)             Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement of Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.

(4)             Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.