Form 10-Q
period 2007-06-30
VIVUS INC
filed 2007-08-09
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

At July 25, 2007, 58,611,115 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly  Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	JUNE 30 2007	DECEMBER 31 2006*
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$39,382	$44,628
Available-for-sale securities	13,768	14,243
Accounts receivable, (net of allowance for doubtful accounts of $55 and $67 at June 30, 2007 and December 31, 2006, respectively)	2,697	4,359
Inventories, net	3,245	3,327
Prepaid expenses and other assets	2,837	2,408
Total current assets	61,929	68,965
Property, plant and equipment, net	7,844	8,549
Restricted cash	700	700
Total assets	$70,473	$78,214
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,592	$2,102
Accrued product returns	2,117	2,473
Accrued research and clinical expenses	1,141	460
Accrued chargeback reserve	910	1,531
Accrued employee compensation and benefits	1,079	1,490
Income taxes payable	20	1,245
Deferred revenue-short term	10,594	594
Accrued and other liabilities	1,173	1,506
Total current liabilities	19,626	11,401

Notes payable-long term	5,120	11,488
Deferred revenue-long term	1,954	2,185
Total liabilities	26,700	25,074

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock; $.001 par value; 200,000 shares authorized; 58,595 shares issued and outstanding at June 30, 2007 and 58,144 at December 31, 2006	59	58
Additional paid-in capital	225,236	221,744
Accumulated other comprehensive loss	(8)	(11)
Accumulated deficit	(181,514)	(168,651)
Total stockholders’ equity	43,773	53,140
Total liabilities and stockholders’ equity	$70,473	$78,214

*                    Derived from audited consolidated financial statements filed in the Company’s 2006 Annual Report on Form 10-K.

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(In thousands, except per share data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30 2007	JUNE 30 2006	JUNE 30 2007	JUNE 30 2006
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Revenue:
United States product, net	$3,037	$2,637	$3,497	$3,600
International product	946	888	2,059	1,076
Other revenue	115	115	231	231
Total revenue	4,098	3,640	5,787	4,907
Operating expenses:
Cost of goods sold and manufacturing	3,191	2,895	5,762	5,915
Research and development	3,955	3,301	6,966	6,861
Selling, general and administrative	4,192	3,496	8,297	7,168
Total operating expenses	11,338	9,692	21,025	19,944

Loss from operations	(7,240)	(6,052)	(15,238)	(15,037)

Interest income (expense):
Interest income	698	362	1,465	689
Interest expense	(130)	(141)	(284)	(303)
Total interest income (expense)	568	221	1,181	386
Loss before provision for income taxes	(6,672)	(5,831)	(14,057)	(14,651)
Provision for income taxes	(6)	(6)	(12)	(12)
Net loss	$(6,678)	$(5,837)	$(14,069)	$(14,663)
Other comprehensive loss:
Unrealized (loss) gain on securities	(1)	3	3	30
Comprehensive loss	$(6,679)	$(5,834)	$(14,066)	$(14,633)

Net loss per share:
Basic and diluted	$(0.11)	$(0.12)	$(0.24)	$(0.32)
Shares used in per share computation:
Basic and diluted	58,475	46,776	58,359	45,715

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	SIX MONTHS ENDED JUNE 30
	2007	2006
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,069)	$(14,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(12)	(92)
Provision for excess inventory	(2)	—
Depreciation	535	540
Share-based compensation expense	1,845	1,054
Loss on disposal of property and equipment	2	—
Sale of Evamist assets	559	—
Changes in assets and liabilities:
Accounts receivable	1,674	6,206
Inventories	(126)	332
Prepaid expenses and other assets	(429)	(197)
Accounts payable	490	(1,100)
Accrued product returns	(356)	(651)
Accrued research, clinical and licensing fees	681	(2,906)
Accrued chargeback reserve	(621)	(1,050)
Accrued employee compensation and benefits	(411)	(177)
Deferred revenue	9,769	1,769
Accrued and other liabilities	(346)	496
Net cash used for operating activities	(817)	(10,439)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(180)	(294)
Increase in restricted cash	—	(700)
Proceeds from sale of property and equipment	3	—
Investment purchases	(16,195)	(8,365)
Proceeds from sale/maturity of securities	16,673	5,714
Net cash provided by (used for) investing activities	301	(3,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under note agreements	379	6,270
Principal payments under note agreement	(6,757)	(40)
Exercise of common stock options	1,499	30
Sale of common stock through employee stock purchase plan	149	167
Proceeds from issuance of common stock	—	11,966
Net cash (used for) provided by financing activities	(4,730)	18,393

NET (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS	(5,246)	4,309
CASH AND CASH EQUIVALENTS:
Beginning of period	44,628	22,236
End of period	$39,382	$26,545

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Reclassification of income taxes payable to accumulated deficit	$1,206	—

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006, as filed on March 14, 2007 with the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior year amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the current year presentation.

2. REVENUE RECOGNITION

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

International

The Company has supply agreements with Meda AB (“Meda”) to market and distribute MUSE internationally in some Member States of the European Union. In Canada, the Company has entered into a license and supply agreement with Paladin Labs, Inc. for the marketing and distribution of MUSE. Sales to the Company’s distribution partner, who supplies MUSE in the European marketplace, for 2006, 2005 and 2004 were 91.7%, 93.4%, and 96.7% of international sales, respectively. The balance of international sales was made to the Company’s Canadian distribution partner.

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

The Company initially recorded $1.5 million of unearned revenue related to an upfront payment in accordance with the international supply agreement signed with Meda in September 2002. In January 2006, the Company received a milestone payment from Meda of $2.0 million. The milestone payment provides Meda with the right to continue to sell and distribute MUSE in its European territories. These amounts are being recognized as income ratably over the term of the supply agreement. Through June 30, 2007, $1.2 million has been recognized as revenue.

In November 2004, the Company recorded $125,000 of unearned revenue related to an upfront licensing payment in accordance with an amendment to its international supply and distribution agreement with Paladin Labs, Inc. This amount is being recognized as income ratably over the term of the supply and distribution agreement. Through June 30, 2007, $33,000 has been recognized as revenue.

License and Related Revenue

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition. When evaluating multiple element arrangements, the Company considers whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). In accordance with EITF 00-21, the Company recognizes revenue for delivered elements only when the delivered element has stand-alone value and the Company has objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements, or such elements are insignificant. Application of this standard requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements.

On May 15, 2007, the Company closed its transaction with K-V Pharmaceutical Company (“K-V”) for the sale of its product candidate, Evamist, an investigational-metered dose transdermal spray for the treatment of menopause symptoms. The sale transaction contains multiple deliverables including the delivery at closing of the Evamist assets, a grant of a sublicense of our rights under a license related to Evamist, and a license to the MDTS applicator; the delivery, upon receipt of regulatory approval, of the approved drug, along with all regulatory submissions; and, lastly, the delivery after FDA approval of certain transition services and licenses to improvements to the MDTS applicator. Under the terms of the transaction, the Company received an upfront payment of $10 million upon the closing, which has been recorded on the Condensed Consolidated Balance Sheets as deferred revenue-short term. The Company received approval from the FDA to market Evamist on July 27, 2007, and on August 1, 2007, the Company transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V. On August 8, 2007, K-V made an additional $140 million milestone payment to the Company. In addition, K-V is responsible for $1.5 million of the $3.0 million milestone payment due to Acrux for the approval of the NDA. The Company may also receive milestone payments of up to $30 million based on sales of Evamist through the term of the agreement. The Company will evaluate the multiple elements of this transaction in accordance with EITF 00-21 and revenue recognition in accordance with Staff Accounting Bulletin No. 104.

Other Revenue

Revenue from non-refundable, upfront license fees where the Company has continuing involvement is recognized ratably over the development or agreement period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements.

3. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with SFAS No. 123R, “Share-Based Payment,” which was adopted January 1, 2006, utilizing the modified retrospective transition method.

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the quarters and six months ended June 30, 2007 and 2006 was comprised as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of goods sold and manufacturing expense	$146	$87	$269	$186
Research and development	226	195	454	306
Selling, general and administrative	567	282	1,122	562
Share-based compensation expense before taxes	939	564	1,845	1,054
Related income tax benefits	—	—	—	—
Share-based compensation expense, net of taxes	$939	$564	$1,845	$1,054
Basic and diluted per common share	$0.02	$0.01	$0.03	$0.02

At June 30, 2007, a total of 5,639,405 stock options were outstanding under our stock option plans. Stock-based compensation expense recognized for the quarters and six months ended June 30, 2007 and 2006 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Included in stock-based compensation expense was $895,000 and $535,000 related to stock options, $29,000 and $29,000 related to the employee stock purchase plan, and $15,000 and $0 related to restricted stock units, net of the estimated forfeitures for the second quarters of 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, included in stock-based compensation expense was $1.8 million and $970,000 related to stock options, $62,000 and $84,000 related to the employee stock purchase plan, and $29,000 and $0 related to restricted stock units, net of the estimated forfeitures, respectively.

As of June 30, 2007, unrecognized estimated compensation expense totaled $4.0 million related to non-vested stock options, $61,000 related to the employee stock purchase plan, and $82,000 related to restricted stock units. The weighted average remaining requisite service period of the non-vested options was 1.5 years, of the employee stock purchase plan was 4.5 months, and of the restricted stock units was 4.2 years.

A summary of stock option award activity under these plans is as follows:

	Six Months Ended June 30, 2007
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	4,550,152	$4.21
Granted	1,669,063	$4.28
Exercised	(402,342)	$3.72
Cancelled	(177,468)	$4.90
Outstanding at June 30, 2007	5,639,405	$4.25
Options exercisable at June 30, 2007	3,171,511
Weighted average fair value of options granted		$2.78

A summary of restricted stock units award activity under the 2001 Plan as of June 30, 2007 and changes during the six month period then ended are presented below:

	Six Months Ended June 30, 2007
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Restricted stock units outstanding January 1, 2007	62,500	$2.04	4.7	$255,000
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Restricted stock units outstanding, June 30, 2007	62,500	$2.04	4.2	$255,000

At June 30, 2007, stock options were outstanding and exercisable as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2007	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable June 30, 2007	Weighted-Average Exercise Price
$2.00 - $3.88	1,975,347	6.05 years	$3.28	1,272,868	$3.22
$3.90 - $4.25	2,286,770	8.47 years	$4.18	715,719	$4.06
$4.41 - $8.08	1,377,288	4.95 years	$5.73	1,182,924	$5.82
$2.00 - $8.08	5,639,405	6.76 years	$4.25	3,171,511	$4.38

The aggregate intrinsic value of outstanding options as of June 30, 2007 was $6.6 million, of which $3.8 million related to exercisable options.

At June 30, 2007, 1,422,485 options remain available for grant. 1,000,000 of these shares were registered on a Form S-8 filed with the SEC on April 25, 2007. In the six months ended June 30, 2007, in accordance with the terms of the 2001 Plan, the Company transferred a net total of 42,300 expired plan shares to the 2001 Plan. Options under these plans generally vest over four years, and all options expire after ten years.

As of June 30, 2007, 1,081,956 shares have been issued to employees and there are 318,044 available for issuance under the Stock Purchase Plan.

Valuation Assumptions

The fair value of stock options granted in the six months ended June 30, 2007 and 2006 was estimated using a Black-Scholes Model with the following weighted average assumptions:

	Non-Director Stock Options		Director Stock Options		ESPP
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006

Expected life (in years)	6.25	6.25	5.19	5.19	0.50	0.50
Volatility	68.02%	76.78%	63.24%	68.55%	44.48%	64.84%
Risk-free interest rate	4.59%	4.91%	4.62%	4.98%	4.91%	5.02%
Dividend yield	—	—	—	—	—	—

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

4. CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

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

5. INVENTORIES

Inventories are recorded net of reserves of $1.7 million and $4.4 million as of June 30, 2007 and December 31, 2006, respectively. In the second quarter of 2007, the Company disposed of $2.4 million of fully reserved alprostadil which had no impact on cost of goods sold. Inventory balances, net of reserves, consist of (in thousands):

	JUNE 30, 2007	DECEMBER 31, 2006
	(unaudited)
Raw materials and component parts	$2,561	$2,793
Work in process	87	66
Finished goods	596	468
Inventory, net	$3,244	$3,327

As noted above, the Company has recorded significant reserves against the carrying value of its inventory of raw material and certain component parts. When the Company establishes reserves, it establishes a new, lower cost basis for the inventory for accounting purposes. The reserves relate primarily to inventory that the Company previously estimated would not be used. In the first quarter of 2005, the Company determined that it likely would continue to use some portion of the fully reserved component parts inventory in production. The Company used $22,000 and $26,000 of its fully reserved component parts inventory during the first six months of 2007 and 2006, respectively. The fully reserved inventory is charged to cost of goods sold at a zero basis when used, which has a favorable impact on gross profit. The original cost of the fully reserved inventory related to component parts is $797,000 as of the end of the first six months of 2007, and we intend to continue to use this reserved component parts inventory in production when appropriate.

6. PREPAID EXPENSES AND OTHER ASSETS

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

7. NOTES PAYABLE

Tanabe Line of Credit

In the first quarter of 2004, the Company signed an agreement for a secured line of credit with Tanabe Holding America, Inc., a subsidiary of Tanabe Seiyaku Co., Ltd., or Tanabe, allowing it to borrow up to $8.5 million to be used for the development of avanafil, an erectile dysfunction compound for which Phase 2 clinical trials have been completed. There were no financial covenants associated with this secured line of credit. On April 24, 2007, in connection with the Company’s sale of Evamist to K-V (see Note 10: “Sale of Evamist Product”), the Company paid off the outstanding balance of $6.7 million, including all accrued interest. All the assets of the Company, except the land and buildings, served as collateral for this line of credit. On May 1, 2007, Tanabe signed a Termination and Release acknowledging payment in full of the principal and interest due under the line of credit and releasing the lien on the Company’s assets, and thereby terminating the line of credit.

Crown Bank N.A. Loan

On January 4, 2006, VIVUS, Inc. and Vivus Real Estate LLC, a wholly owned subsidiary of VIVUS, Inc. (jointly, “the Company”) entered into a Term Loan Agreement and a Commercial Mortgage Note (the “Agreements”) with Crown Bank N. A. (“Crown”) secured by the land and buildings, among other assets, located at 735 Airport Road and 745 Airport Road in Lakewood, New Jersey (the “Facility”). The Facility is the Company’s principal manufacturing facility, which the Company purchased on December 22, 2005. Under the Agreements, the Company borrowed $5,375,000 on January 4, 2006 from Crown payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20 year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 9.25% and 8.25% for the first six months of 2007 and 2006, respectively. The Agreements contain prepayment penalties, and a requirement to maintain a depository account at Crown with a minimum collected balance of $100,000 which, if not maintained, will result in an automatic increase in the interest rate on the note of one-half (0.5%) percent. The Facility, assignment of rents and leases on the Facility, and a $700,000 Certificate of Deposit held by Crown, classified as restricted cash, serve as collateral for these Agreements.

Total long-term notes payable consist of the following (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
Tanabe line of credit	$—	$6,324
Crown Bank N.A. loan	5,227	5,281
Total notes payable	5,227	11,605
Less current portion	(107)	(117)
Total long-term notes payable	$5,120	$11,488

Current portion of notes payable is included under the heading “Accrued and other liabilities”.

Future minimum principal payments of the long-term notes payable as of June 30, 2007 are as follows (in thousands):

Year ending December 31,	Crown Bank N.A. Loan
2007 (remainder of)	$52
2008	113
2009	125
2010	137
2011	151
Thereafter	4,649
Total	$5,227

8. AGREEMENTS

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

In February 2004, the Company entered into exclusive licensing agreements with Acrux Limited (“Acrux”) and a subsidiary of Acrux under which it has agreed to develop and, if approved, commercialize Testosterone MDTS and Evamist in the United States for various female health applications. Under the terms of the agreements, the Company agreed to pay to Acrux combined licensing fees of $3.0 million, up to $4.3 million for the achievement of certain clinical development milestones, up to $6.0 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization of each product. The Company made a $1.0 million milestone payment to Acrux in October 2006 related to the submission of a NDA to the FDA for Evamist. Upon approval of the NDA for Evamist, a $3.0 million product approval milestone became due to Acrux. Per the terms of our Asset Purchase Agreement with K-V for the sale of our Evamist product, we have granted a sublicense of our rights under the Acrux Agreement related to Evamist to K-V and K-V is responsible for $1.5 million of this $3.0 million obligation. Although we have sublicensed our rights under the Acrux Agreement related to Evamist to K-V, we will continue to have certain obligations under this license in the event that K-V does not satisfy the requirements under the sublicense agreement. See Note 10: “Sale of Evamist Product” below for additional information concerning the terms of this agreement and Note 17: “Legal Matters” for further information regarding Acrux.

The Company has entered into several agreements to license patented technologies that are essential to the development and production of the Company’s transurethral product for the treatment of Erectile Dysfunction (“ED”). These agreements generally required milestone payments during the development period. In connection with these agreements, the Company is obligated to pay royalties on product sales covered by the license agreements (4% of United States and Canadian product sales and 3% of sales elsewhere in the world). In the first six months of 2007 and 2006, the Company recorded royalty expenses, in thousands, of $253 and $155, respectively, as a cost of goods sold and manufacturing expense.

International sales are transacted through distributors. The distribution agreements include certain milestone payments from the distributors to the Company upon achieving established sales thresholds.

9. INCOME TAXES

Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income

Taxes” (SFAS No. 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement.

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

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of January 1, 2007, the Company had no accrual for payment of interest and penalties related to unrecognized tax benefits, nor were any amounts for interest or penalties recognized during the six months ended June 30, 2007.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California and New Jersey. Tax years 1991 — 2006 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

10. SALE OF EVAMIST PRODUCT

On March 30, 2007, the Company entered into a definitive agreement with K-V to transfer the assets and grant a sublicense of its rights under the Company’s agreement with Acrux related to Evamist, an investigational-metered dose transdermal spray for the treatment of menopause symptoms, to K-V (the “Transaction”). Under the terms of the Transaction, the Company received an upfront payment of $10 million at the closing on May 15, 2007, which has been recorded as deferred revenue-short term on the Condensed Consolidated Balance Sheets. On July 27, 2007, the Company received FDA approval of the Evamist NDA and on August 1, 2007, the Company transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V. On August 8, 2007, K-V made an additional $140 million milestone payment to the Company (see Note 2: “Revenue Recognition”).

The Company may also receive certain one-time payments of up to $30 million based on K-V achieving certain annual net sales thresholds for Evamist. In addition, K-V is responsible for $1.5 million of the $3.0 million milestone payment due to Acrux for the approval of the NDA. In connection with the Transaction, in order to obtain Tanabe’s release of liens against the Evamist assets and intellectual property, the Company repaid the Tanabe line of credit (see Note 7: “Notes Payable”).

11. NET LOSS PER SHARE

Net loss per share is calculated in accordance with SFAS No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share, or EPS. Basic loss per share is based on the weighted average number of common shares outstanding during the period. Diluted loss per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options. Potentially dilutive options outstanding of 1,337,997 and 320,071 at June 30, 2007 and 2006, respectively, are excluded from the computation of diluted EPS for the second quarter of 2007 and 2006 because the effect would have been anti-dilutive. Potentially dilutive options outstanding of 915,282 and 220,980 at June 30, 2007 and 2006, respectively, are excluded from the computation of diluted EPS for the first six months of 2007 and 2006 because the effect would have been anti-dilutive.

12. COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments under operating leases are as follows (in thousands):

2007 (remainder)	$277
2008	555
2009	324
$1,156

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

Other Agreements

The Company has entered into various agreements with clinical consultants and clinical research organizations to perform clinical studies on its behalf and, at June 30, 2007, its remaining commitment under these agreements totaled $6.1 million. The Company has remaining commitments under various general and administrative services agreements totaling $406,000 at June 30, 2007. The Company has also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at June 30, 2007, its remaining commitment under these agreements totaled $5.7 million. In addition, the Company has entered into marketing promotion agreements for its erectile dysfunction product, MUSE. At June 30, 2007, its remaining commitment under these agreements totaled $784,000.

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

Pursuant to the terms of the Asset Purchase Agreement for the sale of the Evamist product to K-V, the Company made certain representations and warranties concerning its rights and assets related to Evamist and the Company’s authority to enter into and consummate the transaction. The Company also made certain covenants which survive the closing date of the transaction, including a covenant not to operate a business that competes, in the United States, and its territories and protectorates, with the Evamist product. See Note 17: “Legal Matters” for further information regarding Acrux.

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

13. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the first six months of 2007 and 2006, sales to significant customers as a percentage of total revenues were as follows:

	2007	2006
Customer A	45%	54%
Customer B	8%	3%
Customer C	12%	14%
Customer D	28%	18%

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

15. EQUITY TRANSACTIONS

On May 10, 2006, the Company sold $12.0 million of its common stock in a registered direct offering. Under the terms of the financing, the Company sold 3,669,725 shares of VIVUS common stock at a price of $3.27 per share to two institutional investors. On May 11, 2006, the Company filed a prospectus supplement with the Securities and Exchange Commission (“SEC”) relating to this registered direct offering under the existing shelf Registration Statement (File Number 333-12159) and supplement thereto.

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

On November 17, 2006, the Company raised $33.6 million in a registered direct offering of VIVUS common stock pursuant to this shelf Registration Statement. Under the terms of this financing, the Company sold and issued a total of 6,750,000 shares of its common stock at a price of $3.50 per share in an initial closing and an additional 2,850,000 shares at $3.50 per share in a second closing on December 8, 2006. All of the shares of common stock were offered pursuant to the effective shelf Registration Statement on Form S-3 filed with the SEC on July 14, 2006.

16. RELATED PARTY TRANSACTIONS

Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as our outside corporate counsel since our formation and has received compensation at normal commercial rates for these services. In the first six months of 2007 and 2006, we paid $597,000 and $316,000, respectively, to Wilson Sonsini Goodrich & Rosati.

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

On November 14, 2006, the Company received a letter from Manatt, Phelps & Phillips LLP on behalf of Acrux DDS Pty Ltd., FemPharm PTY Ltd., and Acrux Limited (collectively “Acrux”) notifying the Company of an alleged dispute under the Testosterone and Estradiol Development Agreements between VIVUS and Acrux. On April 23, 2007 and May 2, 2007, the Company received letters from Acrux requesting copies of the Asset Purchase Agreement (“APA”) with K-V and clarity as to the form of the agreement with K-V. The Company believes it is in compliance with all material aspects of both of the agreements with Acrux and has communicated this belief to Acrux. If the Company is unable to resolve the matter with Acrux, the Company intends to seek to enforce its rights under these agreements. The claims have not progressed further, but, to date, the claims have not been formally withdrawn. Development and commercialization of Testosterone MDTS continues. Per the terms of the Company’s APA with K-V, the license with Acrux related to Evamist is sublicensed to K-V. Although the Company has sublicensed its rights under the Acrux Agreement related to Evamist to K-V, it will continue to have certain obligations under this license in the event that K-V does not satisfy the requirements under the sublicense agreement. The Company believes that they have a meritorious defense to claims made by Acrux in connection with the alleged dispute; however, in the event that Acrux should prevail in this matter, it could have a material adverse effect on VIVUS’ business, financial condition and results of operations, including the possible return of any proceeds paid by K-V for Evamist.

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

The Board of Directors also amended provisions of the Company’s bylaws concerning procedures for the calling of special stockholder meetings and establishing the agenda and board nominees at annual stockholders meetings. The Company filed these bylaw amendments with the SEC on Form 8-K on March 28, 2007.

19. SUBSEQUENT EVENTS

On July 27, 2007, the Company received FDA approval of the Evamist NDA and on August 1, 2007, the Company transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V. On August 8, 2007, K-V made an additional $140 million milestone payment to the Company. See Note 10: “Sale of Evamist Product” for additional information concerning the terms of this transaction.

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

(7) risks related to noncompliance with United States Food and Drug Administration (“FDA”) regulations; (8) our ability to demonstrate through clinical testing the safety and effectiveness of our clinical candidates; (9) the timing of initiation and completion of clinical trials and submissions to the FDA; and (10) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), including those set forth in this filing as “Risk Factors Affecting Operations and Future Results.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

VIVUS, Inc. is a pharmaceutical company dedicated to the development and commercialization of therapeutic products for large underserved markets of obesity and sexual health using patented proprietary formulations and novel delivery systems and by seeking new indications for previously approved pharmaceutical products. To date, through employment of this strategy we have one commercial product and several development-stage products that address these markets. All of these sectors are rapidly growing as patients seek more effective treatment options with fewer side effects. With respect to obesity, analysts estimate that this potential market ranges from $5 billion to $10 billion annually. The indications targeted by VIVUS’ sexual health products each represent a projected market greater than $1 billion annually.

In 1997, we launched MUSE (alprostadil) in the United States and, together with our partners, internationally. We market MUSE as a prescription product for the treatment of erectile dysfunction. We are currently advancing three late-stage clinical products, each addressing specific components of the obesity and sexual health markets. Each of these investigational products is being prepared to enter Phase 3 clinical trials.

Our late-stage investigational product pipeline includes:

•            QnexaTM for treating obesity, for which a Phase 2 study has been completed;

•            Testosterone MDTS® is being developed to treat hypoactive sexual desire disorder in women, for which a Phase 2 study has been completed; and

•            Avanafil is being developed for the treatment of erectile dysfunction; for which Phase 2 studies have been completed.

Another of our investigational products, EvamistTM, a metered dose transdermal estradiol spray developed for the treatment of vasomotor symptoms associated with menopause, was sold to K-V Pharmaceutical Company (“K-V”) on May 15, 2007. We had completed Phase 3 studies for Evamist in May 2006 and a New Drug Application (“NDA”) was approved by the FDA on July 27, 2007.

On March 30, 2007, we announced that we had entered into a definitive agreement with K-V to transfer certain of our assets and grant a sublicense under our exclusive rights to certain patents and know how related to Evamist pursuant to our Estradiol Development and Commercialization Agreement with FemPharm Pty Ltd. and Acrux DDS Pty Ltd. (together, “Acrux”), dated February 12, 2004, as amended (the “Acrux Agreement”) to K-V (the “Transaction”).

On May 15, 2007, the Transaction closed. Under the terms of the Transaction, we received an upfront payment of $10 million upon the closing. On August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V and on August 8, 2007, we received a $140 million milestone payment from K-V. K-V is also responsible for $1.5 million of the $3.0 million product approval milestone payment due to Acrux (per the terms of the Acrux Agreement) for approval of the NDA. In connection with the Transaction, in order to obtain Tanabe’s release of liens against the Evamist assets and intellectual property, we repaid the Tanabe line of credit. We are also eligible to receive certain one-time milestone payments from K-V totaling to $30 million based on achieving certain sales milestones for Evamist.

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

We have funded operations primarily through private and public offerings of our common stock and through product sales of MUSE. We expect to generate future net losses due to increases in operating expenses as product candidates are advanced through the various stages of clinical development. As of June 30, 2007, we have incurred a cumulative deficit of $181.5 million and expect to incur operating losses in the near future. However, our operating results may differ depending on the accounting treatment of the $150 million in payments received from K-V per the terms of our Asset Purchase Agreement.

Year-to-Date 2007

Highlights year to date include:

•                  Sale of Evamist Rights to K-V Pharmaceutical Company — In March 2007, we executed an Asset Purchase Agreement to transfer our assets and grant a sublicense of our rights under the Acrux Agreement related to Evamist to K-V and in May 2007 we closed the transaction. At the closing, we received a cash payment of $10 million. On July 27, 2007, we received FDA approval for Evamist and on August 8, 2007, we received the additional $140 million milestone payment from K-V.

•                  Appointment of Vice President and Chief Accounting Officer — In February 2007, we promoted Lee B. Perry, to the position of Vice President and Chief Accounting Officer. His responsibilities will include oversight of the Company’s accounting operations and systems, external reporting, financial planning and analysis, cost accounting, internal controls, taxation and risk management. Mr. Perry has over 30 years of experience in corporate finance and operations and public accounting. For the past twenty years he has held senior financial positions in life sciences and manufacturing industries.

•                  Formation of Qnexa Scientific Advisory Board — In order to help guide the upcoming Qnexa Phase 3 clinical trials, the Qnexa Scientific Advisory Board (the “Qnexa SAB”) was formed in mid-June. The Qnexa SAB consists of six leading figures in the areas of obesity, trial design, psychology and diabetes.

•                  Completed End of Phase 2 Meeting with the FDA for Qnexa — In June 2007, we announced that the FDA reviewed Qnexa’s current data package and clinical development plan and provided input on our overall plans for a Phase 3 clinical development program and the plan to apply for a Special Protocol Assessment (“SPA”) to support the registration of Qnexa in the United States as a treatment for obesity.

•                  Initiated Phase 2 study with topiramate and phentermine in obese patients with type 2 diabetes — In June 2007, we announced that we have initiated a 28-week Phase 2 study with topiramate and phentermine in obese patients with type 2 diabetes.

Our Product Pipeline

We currently have three research and development programs targeting obesity and sexual health:

Product	Indication	Status	Patent Expiry and Number
Qnexa (phentermine and topiramate)	Obesity	Phase 2 completed	2019 (US 7,056,890 B2)
Testosterone MDTS	Hypoactive sexual desire disorder (HSDD)	Phase 2 completed	2017 (US 6,818,226)
Avanafil (PDE5 inhibitor)	Erectile dysfunction (ED)	Phase 2 completed	2020 (US 6,656,935)

Another of our investigational products, Evamist, a metered dose transdermal estradiol spray developed for the treatment of vasomotor symptoms associated with menopause, was sold to K-V on May 15, 2007. We had completed Phase 3 studies for Evamist in 2006 and an NDA was approved by the FDA on July 27, 2007.

Obesity

In 2004, the U.S. Centers for Disease Control and Prevention (the “CDC”) ranked obesity as the number one health threat in America. Obesity is a chronic condition that affects millions of people and often requires long-term or invasive treatment to promote and sustain weight loss. Obesity is the second leading cause of preventable death in the United States. The American Obesity Association estimates that approximately 127 million, or 64.5 percent, of adults in the U.S. are overweight, and an estimated 60 million, or 30.5 percent, are obese. According to a study performed by the CDC, as reported in the Journal of the American Medical Association, an estimated 112,000 excess deaths a year in the U.S. are attributable to obesity. The total direct and indirect costs attributed to overweight and obesity amounted to $117 billion in 2000. Additionally, Americans spend more than $30 billion annually on weight-loss products and services.

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

In addition, Qnexa treated subjects had a significant reduction of waist circumference, triglycerides, systolic blood pressure, C-reactive protein and total cholesterol compared to patients in the placebo group. These secondary findings suggest that Qnexa may improve several important metabolic disease risk factors in obese patients. According to the American Heart Association, “The metabolic syndrome is characterized by a group of metabolic risk factors in one person.” Such factors include but are not limited to abdominal obesity, and blood fat disorders that foster plaque buildup in artery walls including: high triglycerides, low HDL cholesterol, high LDL cholesterol, and elevated blood pressure. People with metabolic syndrome have an increased risk of coronary heart disease and other conditions that result from the buildup of plaque in artery walls (e.g., stroke and peripheral vascular disease) and type 2 diabetes. The current FDA guidelines state that on its own, metabolic syndrome represents a cluster of laboratory and clinical findings that serve as markers for increased risk for cardiovascular disease and type 2 diabetes, and is prevalent in as much as 25 percent of the adult American population. The FDA does not consider the metabolic syndrome to represent a distinct disease entity. Nonetheless, in addition to lifestyle modification, a host of drug therapies now exist to address individual or multiple components of the syndrome (e.g., lipid altering agents, antihypertensives, insulin sensitizers). We may, in the future, decide to study the effects of Qnexa on these components of metabolic syndrome.

The Phase 2 clinical trial is being performed with a twice-a-day dosing formulation in obese diabetic patients. We have completed the development of our once-a-day controlled release formulation of Qnexa ahead of the planned Phase 3 clinical trials.

The primary efficacy endpoint for Phase 3 weight loss trials as recommended by the FDA is an assessment of the mean percent reduction in baseline body weight and the proportion of subjects who lose 5% or more of their baseline body weight compared to placebo over a one-year period. Recently issued FDA draft guidelines for obesity products set forth a primary efficacy benchmark in Phase 3 trials of at least 35% of patients achieving 5% weight loss. The weight loss in patients taking the obesity product should also be twice the weight loss of the placebo group. In our Phase 2 trial after 24 weeks, 82% of patients lost 5% of their baseline weight as compared to 14% in the placebo group. In Europe, The Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMEA”) has recommended that demonstration of significant weight loss of at least 10% of baseline weight is considered to be a valid primary endpoint for anti-obesity drugs. In the Phase 2 study after 24 weeks, 50% of the patients on Qnexa lost 10% of their baseline weight as compared to 8% in the placebo group. The FDA and the Medicines and Healthcare products Regulatory Agency, the regulatory authority in the United Kingdom, require obesity studies to be conducted for at least one year. While the results from our single center Phase 2 trial for six months of treatment meet these guidelines, there can be no assurance that these results can be replicated in a multi-center, one-year, Phase 3 trial, or with a once-a-day controlled release formulation of the product.

In June 2007, we announced the formation of our Qnexa Scientific Advisory Board (the “Qnexa SAB”), consisting of six well-known experts in the areas of obesity, trial design, psychology and diabetes. We appointed Dr. David Allison, Dr. Nancy Bohannon, Dr. Arthur Frank, Dr. Donna Ryan, Dr. Xavier Pi-Sunyer and Dr. Tom Wadden to the Qnexa SAB. These experts will provide guidance concerning upcoming Qnexa Phase 3 clinical trials.

 Also in June 2007, we announced that the FDA reviewed Qnexa’s current data package and clinical development plan and accepted our overall plans for a Phase 3 clinical development program and the plan to apply for an SPA to support the registration of Qnexa in the United States as a treatment for obesity. As a result of the meeting with the FDA, the program will enroll approximately 4,500 patients. The pivotal placebo-controlled studies will be designed to dose patients for 56 weeks inclusive of a 4-week titration period. We expect to study obese patients (BMI>30) and obese patients with associated co-morbidities (BMI>27), such as type 2 diabetes, hypertension and dyslipidemia.

The primary endpoint in the obesity studies will be the proportion of patients who lose at least 5% of their body weight, as well as a range of secondary endpoints including absolute weight loss and the proportion of patients who lose over 10% of their body weight compared to placebo. Safety will be evaluated in all studies.

Our first patent covering Qnexa was issued June 6, 2006. In addition, Qnexa is the subject of multiple U.S. and International patent applications.

Female Sexual Health

We believe that the market for the treatment of sexual disorders in women is large and underserved. A paper published in the Journal of the American Medical Association in 1999 noted 43% of women between the ages of 18 and 59 identified themselves as afflicted with a sexual disorder, reporting hypoactive sexual desire disorder as one of the most common conditions of female sexual dysfunction, or FSD. Currently, there are no pharmaceutical treatments on the market that have been approved by the FDA for the treatment of this sexual disorder in women.

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

Double-blind, multicenter, placebo-controlled clinical trials conducted by The Procter & Gamble Company to assess the effects of a twice-weekly testosterone patch demonstrated a statistically significant increase in the number of satisfying sexual events in surgically induced menopausal women. In addition, an independent clinical study, conducted by Acrux Limited in 261 patients, demonstrated that transdermally applied testosterone has the ability to improve sexual desire in pre-menopausal women with HSDD.

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

Clinical Status

Previously, we announced positive Phase 2 results for Testosterone MDTS, which showed a statistically significant improvement in the number of satisfying sexual events in pre-menopausal patients with HSDD. We met with the FDA to share results from our Phase 2 clinical study and to discuss the Phase 3 study requirements for obtaining marketing approval for this indication. We submitted a Phase 3 safety and efficacy protocol under the SPA process and met with the FDA in March 2007 to resolve the issues they raised regarding the details of the protocol. Based on the FDA outcome of this meeting, we plan to submit the Phase 3 program to the FDA in the second half of 2007 with the objective to obtain final SPA agreement with the FDA.

Male Sexual Health

Erectile dysfunction (“ED”), or the inability to attain or maintain an erection sufficient for intercourse, was reported by 35% of men between the ages of 40 to 70 in the United States, according to an independent study, with the incidence increasing with age. ED, frequently associated with vascular problems, is particularly common in men with diabetes and in those who have had a radical prostatectomy for prostate cancer. PDE5 inhibitors such as sildenafil citrate (Viagra®), vardenafil (Levitra®) and tadalafil (Cialis®), which inhibit the breakdown of cyclic guanosine monophosphate, have been shown to be effective treatments for ED.

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

In 2005, the results of a clinical pharmacology study conducted to evaluate the hemodynamic responses (blood pressure and heart rate) to glyceryl trinitrate (“GTN”) in subjects pretreated with placebo, avanafil, and sildenafil citrate (Viagra) were announced. Results revealed that avanafil had less impact on blood pressure and heart rate than Viagra.

An End-of-Phase 2 meeting with the FDA for avanafil took place in November 2005. We discussed the Phase 2 results and the proposed protocol for the Phase 3 trials. Based on feedback from the FDA at this meeting, we anticipate completing several non-clinical and one clinical Phase 1 study prior to the initiation of Phase 3. In December 2006, we filed an SPA for a Phase 3 clinical trial to the FDA. We have received a response to our SPA and we accepted the FDA’s recommendations and consider this protocol in line with all FDA feedback for SPA.

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

Other Programs

In June 2007, we announced that we have initiated a 28-week Phase 2 study with topiramate and phentermine in obese patients with type 2 diabetes. The randomized, double-blind, parallel-designed study will measure the effects of this combination on associated metabolic, cardiovascular, and anthropometric risk factors as well as changes in absolute weight, percent of baseline body weight lost, and a change in waist circumference. Subjects will also have a BMI between 27 and 42. Patients on antidepressants and common psychiatric medications such as SSRI’s or SNRI’s are allowed to participate in the study. The trial will take place at approximately 10 centers nationwide with planned enrollment of approximately 180 patients.

We have licensed and intend to continue to license from third parties the rights to other products to treat various diseases and medical conditions. We also sponsor early stage clinical trials at various research institutions. We expect to continue to use our expertise in designing clinical trials, formulation and product development to commercialize pharmaceuticals for unmet medical needs or for disease states that are underserved by currently approved products. We intend to develop products with a proprietary position or that complement our other products currently under development.

Sale of Evamist to K-V Pharmaceutical Company

On March 30, 2007, we announced that we had entered into a definitive agreement with K-V, to transfer our assets and grant a sublicense of our rights under the Acrux Agreement related to Evamist to K-V (the “Transaction”). The closing of the Transaction occurred on May 15, 2007. Under the terms of the Transaction, we received an upfront payment of $10 million upon the closing. On July 27, 2007, we received FDA approval of the NDA for Evamist. On August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V and on August 8, 2007, K-V paid us the additional $140 million milestone payment due upon FDA approval of the Evamist NDA. We may also receive certain one-time payments of up to $30 million based on achieving certain sales milestones for Evamist. In connection with the Transaction, in order to obtain Tanabe’s release of liens against the Evamist assets and intellectual property, we repaid the Tanabe line of credit.

In May 2006, we announced positive results from the pivotal Phase 3 clinical trial of Evamist. The study showed a statistically significant reduction in the number and severity of moderate and severe hot flashes. We submitted the NDA for Evamist to the FDA in the third quarter of 2006 and made a $1.0 million clinical development milestone payment to Acrux in October 2006 under the terms of our licensing agreement, related to this submission. Upon approval of the NDA for Evamist, a $3.0 million product approval milestone became due to Acrux. K-V is responsible for $1.5 million of this $3.0 million milestone.

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

Sales Allowances and Reserves:   Revenues from product sales are recorded net of product sales allowances for expected returns of expired product, government chargebacks, other rebates, and cash discounts for prompt payment. These sales allowances are deducted from gross product revenues at the time such revenues are recognized along with the recording of a corresponding reserve, or liability. In making these estimates we take into consideration our historical information, current contractual and statutory requirements, shelf life of our products, estimated customer inventory levels and information received from outside parties. Significant judgments and estimates must be made and used in estimating the reserve balances in any accounting period. Our product sales allowances and reserves include:

•       Product Returns:   We have estimated reserves for product returns from wholesalers, hospitals and pharmacies in the United States in accordance with our product returns policy. Our returns policy allows product returns within the period beginning six months prior to and twelve months following product expiration. As of June 30, 2007, the shipments of MUSE in the United States made in 2007, 2006, 2005 and a portion of the shipments in 2004 remain subject to future returns.

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

•       Other Rebates:   We estimate amounts payable by us for Medicare Part D rebates, and other rebate programs, primarily with managed care organizations, for the reimbursement of portions of the prescriptions filled that are covered by these programs. Rebate allowances are estimated and reserved at the time of sale. We estimate this reserve by utilizing historical information, contractual and statutory requirements, estimated quantities sold to these organizations and estimated customer inventory levels. Effective January 1, 2007, MUSE no longer qualifies for Medicare Part D.

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

License and Related Revenue:   We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition. When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). In accordance with EITF 00-21, we recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements, or such elements are insignificant. Application of this standard requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

On May 15, 2007, we closed our transaction with K-V Pharmaceutical Company (“K-V”) for the sale of our product candidate, Evamist, an investigational-metered dose transdermal spray for the treatment of menopause symptoms. The sale transaction contains multiple deliverables including the delivery at closing of the Evamist assets, a grant of a sublicense of our rights under a license related to Evamist, and a license to the MDTS applicator; the delivery, upon receipt of regulatory approval, of the approved drug, along with all regulatory submissions; and, lastly, the delivery after FDA approval of certain transition services and licenses to improvements to the MDTS applicator. We will evaluate the multiple elements of this transaction in accordance with the provisions of Emerging Issues Task Force No. 00-21, “Revenue Arrangements with Multiple Deliverables,” (“EITF 00-21”) and revenue recognition in accordance with Staff Accounting Bulletin No. 104.

The FDA approved the NDA for Evamist on July 27, 2007 and on August 1, 2007 we transferred and assigned the Evamist FDA submissions and all files related thereto to K-V. K-V is now responsible for all future clinical and regulatory activities (in addition to the responsibilities for manufacturing, selling, and marketing the drug, which K-V became responsible for at closing, on May 15, 2007).

Research and Development Expenses

Research and development (“R&D”) expenses include license fees, related compensation, consultants fees, facilities costs, administrative expenses and clinical trials at other companies and research institutions under agreements which are generally cancelable, among other related R&D costs. We also record accruals for estimated clinical trial costs. Clinical trial costs represent costs incurred by clinical research organizations, or CROs, and clinical sites. These costs are recorded as a component of R&D expenses. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

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

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.

This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN No. 48 on January 1, 2007 was recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN No. 48, we recognized a decrease of approximately $1.2 million in our income tax liability, which resulted in a decrease of $1.2 million in accumulated deficit. See Note 9: “Income Taxes” to the Unaudited Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of the impact of adopting FIN No. 48 on January 1, 2007.

Inventories

We record inventory reserves for estimated obsolescence, unmarketable or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In 2006, we recorded a $764,000 inventory write-down related to the purchase of alprostadil, considered to be in excess of projected production needs. During the quarter ended September 30, 1998, we established significant reserves against our inventory to align with new estimates of expected future demand for MUSE. In the second quarter of 2007, we disposed of $2.4 million of fully reserved alprostadil which had no impact on cost of goods sold. As of June 30, 2007, the remaining inventory reserve balance is $1.7 million relating to raw materials and components. In the first quarter of 2005, we determined that we likely would continue to use some portion of the fully reserved component parts inventory in production. When we record inventory reserves, we establish a new, lower cost basis for the inventory for accounting purposes. Accordingly, to the extent that this fully reserved inventory was used in production in the first six months of 2007 and 2006, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold.

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

Share-Based Payments

We follow the fair value method of accounting for share-based compensation arrangements in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment. We adopted SFAS 123R effective January 1, 2006 using the modified prospective method of transition. Under SFAS 123R, the estimated fair value of share-based-compensation, including stock options and restricted stock units granted under our Stock Option Plan and purchases of common stock by employees at a discount to market price under the Employee Stock Purchase Plan (“the ESPP”), is recognized as compensation expense. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock during each offering period and the percentage of the purchase discount.

We recorded $939,000 and $1.8 million of share-based compensation expense for the quarter and six months ended June 30, 2007, respectively, and $564,000 and $1.1 million of share-based compensation expense for the quarter and six months ended June 30, 2006, respectively. Share-based compensation expense is allocated among cost of goods sold and manufacturing, research and development and selling, general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.

We use the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. We calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the term of the option, as a result of guidance from the SEC, as contained in Staff Accounting Bulletin No. 107 permitting the initial use of this method. We determine expected volatility using the historical method, which is based on the daily historical trading data of our common stock over the expected term of the option. Management selected the historical method primarily because we have not identified a more reliable or appropriate method to predict future volatility. For more information about SFAS 123R, see Note 3: “Share-Based Compensation” to the Unaudited Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of adopting this Statement.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect, if any, that the adoption of SFAS 157 will have on our financial position and results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109,” to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN No. 48 on January 1, 2007 was recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN No. 48, we recognized a decrease of approximately $1.2 million in our income tax liability, which resulted in a decrease of $1.2 million in accumulated deficit. See Note 9: “Income Taxes” to the Unaudited Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for a discussion of the impact of adopting FIN No. 48 on January 1, 2007.

In June 2007, the FASB ratified EITF 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” which requires nonrefundable advance payments for future R&D activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. Entities should report the effects of applying the consensus in this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. An entity should disclose the cumulative effect of the change on retained earnings or on other components of equity or net assets in the statement of financial position. Earlier application is not permitted. EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect, if any, that the adoption of EITF 07-03 will have on our financial position and results of operations.

RESULTS OF OPERATIONS

Executive Overview

For the three months ended June 30, 2007, we reported a net loss of $6.7 million, or $0.11 net loss per share, as compared to a net loss of $5.8 million, or $0.12 net loss per share, during the same period in 2006. The net loss in the second quarter of 2007 as compared to 2006 is higher primarily due to an increase in operating expenses partially offset by an increase in revenues.

We anticipate continued losses over the next several years because we expect MUSE sales to remain steady, and we plan to continue to invest in clinical development of our current research and development product candidates to bring those potential products to market. However, our operating results may differ depending on the accounting treatment of the $150 million in payments received from K-V per the terms of our Asset Purchase Agreement.

Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
	(In thousands, except percentages)
United States product, net	$3,037	$2,637	15%	$3,497	$3,600	(3)%
International product	946	888	7%	2,059	1,076	91%
Other revenue	115	115	—%	231	231	—%
Total revenues	$4,098	$3,640	13%	$5,787	$4,907	18%

Product revenues for the quarters ended June 30, 2007 and June 30, 2006, were $4.0 million and $3.5 million, respectively. In the six months ended June 30, 2007 and June 30, 2006, product revenues totaled $5.6 million and $4.7 million, respectively.

The increase in U.S. product revenues in the second quarter 2007 over the second quarter 2006 is primarily due to increases in domestic shipments of MUSE. Shipments in the six months ended June 30, 2007 increased over the same period in 2006; however in the first half of 2006 the Company recorded adjustments to the sales allowances resulting in a slight decrease in revenues between the two periods. The increase in international revenue in both the three and six months ended June 30, 2007 as compared to the same periods in 2007 was due to the timing of orders from our international partners. The increase in MUSE domestic shipments is a result of fluctuations in inventory levels at the wholesale level and is not indicative of any trend.

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

On March 30, 2007, we announced that we had entered into a definitive agreement with K-V, to transfer our assets and grant a sublicense of our rights under the Acrux Agreement related to Evamist to K-V (the “Transaction”). The closing of the Transaction occurred on May 15, 2007. Under the terms of the Transaction, we received an upfront payment of $10 million upon the closing. On July 27, 2007, we received FDA approval of the Evamist NDA. On August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V and on August 8, 2007, K-V paid us an additional $140 million milestone payment. We may also receive certain one-time payments of up to $30 million based on achieving certain sales milestones for Evamist. The Company will evaluate the multiple elements of this transaction in accordance with EITF 00-21 and revenue recognition in accordance with Staff Accounting Bulletin No. 104.

Cost of goods sold and manufacturing.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
	(In thousands, except percentages)
Cost of goods sold and manufacturing	$3,191	$2,895	10%	$5,762	$5,915	(3)%

Cost of goods sold and manufacturing (“cost of goods sold”) in the second quarter of 2007 increased $296,000, or 10%, to $3.2 million, as compared to $2.9 million for the second quarter of 2006, and in the six months ended June 30, 2007 decreased $153,000, or 3%, to $5.8 million, as compared to $5.9 million in the same period last year.

Cost of goods sold increased in the three months ended June 30, 2007 as compared to the same period of 2006 primarily due to a one-time charge of $559,000 included in cost of goods sold related to assets included in the sale of Evamist to K-V in May 2007. In the six months ended June 30, 2007, cost of goods sold decreased due to a $764,000 inventory write-down taken in the first quarter of 2006 related to the purchase of alprostadil considered to be in excess of projected production needs, partially offset by increases to cost of goods sold due to increased international shipments of MUSE in the six months ended June 30, 2007 as compared to the same period of 2006.

We anticipate cost of goods sold in 2007 will be similar to costs incurred in 2006.

Research and development.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
	(In thousands, except percentages)
Research and development	$3,955	$3,301	20%	$6,966	$6,861	2%

Research and development expenses in the second quarter of 2007 increased $654,000, or 20%, to $4.0 million, as compared to $3.3 million for the second quarter of 2006. In the second quarter of 2007, increased Qnexa spending of $1.8 million was partially offset by decreases in clinical trial and project activity for Evamist of $596,000, and ALISTA of $535,000 as compared to the second quarter of 2006.

In the six months ended June 30, 2007 research and development expenses increased $105,000, or 2%, to $7.0 million, as compared to $6.9 million in the same period last year. This increase was the result of a $420,000 net increase in non-project related expenses (primarily attributable to $330,000 in increased compensation and related expense due to an increase in headcount partially offset by a $216,000 decrease in FDA related filing fees) and a $315,000 net decrease in project related spending (including decreased spending of $1.7 million for Evamist and $1.0 million for ALISTA partially offset by increased spending of $2.2 million for Qnexa) in the six months ended June 30, 2007 as compared to the same period last year.

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

We filed an NDA for Evamist with the FDA in the third quarter of 2006 and in October 2006 made a $1.0 million clinical development milestone payment to Acrux under the terms of our licensing agreement related to this filing, which was expensed in the third quarter of 2006. Under the terms of our agreement with K-V, we maintained responsibility for regulatory affairs related to the NDA through its approval by the FDA. K-V is now responsible for all future clinical and regulatory activities (in addition to the responsibilities for manufacturing, selling and marketing the drug, which K-V became responsible for at closing, on May 15, 2007). On July 27, 2007, the FDA approved the NDA for Evamist. K-V is responsible for payment of $1.5 million of the $3.0 million product approval milestone payment due to Acrux for the approval of the NDA for Evamist.

Selling, general and administrative.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
	(In thousands, except percentages)
Selling, general and administrative	$4,192	$3,496	20%	$8,297	$7,168	16%

Selling, general and administrative expenses in the three months ended June 30, 2007 of $4.2 million increased $696,000, or 20% as compared to the three months ended June 30, 2006. In the quarter ended June 30, 2007, this increase is primarily due to $284,000 in additional stock compensation expense, incremental increases of $151,000 in MUSE related sales and marketing expenses, $113,000 in corporate legal fees, and a net increase of $148,000 in other selling, general and administrative expenses as compared to the quarter ended June 30, 2006.

In the six months ended June 30, 2007 selling, general and administrative expenses increased $1.1 million, or 16% to $8.3 million as compared to the same period in 2006. In the six months ended June 30, 2007, the increase is primarily due to an incremental increase in stock compensation expense of $560,000, MUSE related sales and marketing expenses of $238,000, corporate legal fees of $185,000, and a net increase of $146,000 in other selling, general and administrative expenses as compared to the six months ended June 30, 2006.

Interest income and expense.

Interest income for the quarter ended June 30, 2007 was $698,000, as compared to $362,000 for the quarter ended June 30, 2006 and $1.5 million for the six months ended June 30, 2007, as compared to $689,000 for the six months ended June 30, 2006. The increase is primarily due to an increase in our average investment cash balance from the three and six months ended June 30, 2006 as compared to the same periods in 2007.

Interest expense for the quarter ended June 30, 2007 was $130,000 as compared to $141,000 during the same period last year and $284,000 in the six months ended June 30, 2007 as compared to $303,000 during the same period last year. On April 24, 2007, in connection with the sale of Evamist to K-V, we paid off the $6.7 million outstanding balance on the Tanabe line of credit, including all accrued interest and terminated the line of credit.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Unrestricted cash, cash equivalents and available-for-sale securities totaled $53.2 million at June 30, 2007, as compared to $58.9 million at December 31, 2006. The decrease in cash, cash equivalents and available-for-sale securities of $5.7 million is the net result of cash used in operations and financing activities, partially offset by cash provided by investing activities for the first six months of 2007. Included in these amounts are cash receipts of $10 million from the initial payment from K-V on the sale of Evamist, the collection of amounts owed at December 31, 2006 from customers as measured by a decrease of $1.7 million in accounts receivable, and $1.5 million from exercises of stock options, offset by the $6.7 million payoff of the Tanabe loan.

Since inception, we have financed operations primarily from the issuance of equity securities. Through June 30, 2007, we raised $225.3 million from financing activities and had an accumulated deficit of $181.5 million at June 30, 2007.

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

Accounts Receivable. Accounts receivable (net of allowance for doubtful accounts) at June 30, 2007 was $2.7 million, as compared to $4.4 million at December 31, 2006. The 38% decrease in the accounts receivable balance at June 30, 2007 is primarily due to the collection of accounts receivable outstanding at December 31, 2006. Currently, we do not have any significant concerns related to accounts receivable or collections.

Liabilities. Total liabilities were $26.7 million at June 30, 2007, $1.6 million higher than at December 31, 2006. The change in total liabilities includes a $10 million increase in deferred revenue-short term due to the receipt of the initial payment from K-V on the sale of Evamist, a $1.2 million decrease in income taxes payable, as a result of the implementation of FIN No. 48, and a reduction in notes payable, primarily due to the $6.7 million payoff of the Tanabe loan in the second quarter of 2007.

We have entered into manufacturing agreements with suppliers to purchase raw materials. As of June 30, 2007, our remaining commitment under these agreements is to purchase a minimum of $3.1 million of product from 2006 through 2011. In the first quarter of 2006, we recorded a $764,000 inventory write-down related to the purchase of alprostadil considered to be in excess of projected production needs. Should our inventory of raw materials exceed our future production needs, it may be necessary to write-off additional excess inventory.

In February 2004, we entered into exclusive licensing agreements with Acrux Limited and a subsidiary of Acrux under which we have agreed to develop and commercialize Testosterone MDTS (metered-dose transdermal spray) and Evamist in the United States for various female health applications. Under the terms of the agreements, we agreed to pay to Acrux combined licensing fees of $3.0 million, up to $4.3 million for the achievement of certain clinical development milestones, up to $6.0 million for achieving product approval milestones, and royalties on net sales in the United States upon commercialization of each product. We made a $1.0 million clinical development milestone payment to Acrux in October 2006 related to the submission of an NDA to the FDA for Evamist and we owe an additional $3.0 million product approval milestone payment for the approval of this NDA. Per the terms of our Asset Purchase Agreement with K-V for the sale of our Evamist product, we granted a sublicense of our rights under the Acrux Agreement related to Evamist to K-V and K-V will pay $1.5 million of this milestone obligation.

Operating Activities. Our operating activities used $817,000 and $10.4 million of cash during the six months ended June 30, 2007 and 2006, respectively. During the first six months of 2007, our net operating loss of $14.1 million was partially offset by the receipt of the $10 million initial payment from K-V on the sale of Evamist, a $1.7 million reduction in our accounts receivable, due to the collection of monies owed to us, and $1.8 million in non-cash stock-based compensation expense. During the first six months of 2006, our net operating loss of $14.7 million was offset by a $6.2 million reduction in our accounts receivable due to the collection of monies owed to us, and a $1.8 million increase in deferred revenue, primarily due to the $2.0 million milestone payment received from Meda in the first quarter of 2006. These reductions were in turn offset by use of cash due to the reduction of accrued research, clinical and licensing fees of $2.9 million, and accounts payable of $1.1 million, primarily due to the timing of payments.

Investing Activities. Our investing activities provided $301,000 and used $3.6 million in cash during the six months ended June 30, 2007 and 2006, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities. In addition, during the first quarter of 2006, we provided Crown Bank with a $700,000 Certificate of Deposit as security for the loan agreement we entered into with them on January 4, 2006.

Financing Activities. Financing activities used $4.7 million and provided $18.4 million during the six months ended June 30, 2007 and 2006, respectively. In the first six months of 2007, the cash used by financing activities was primarily due to the $6.7 million payoff of the Tanabe loan in the second quarter of 2007, partially offset by $1.5 million in proceeds from the exercise of stock options. In the first six months of 2006, the cash provided by financing activities is primarily due to the $12.0 million net proceeds from the registered direct sale of 3,669,725 shares of common stock on May 10, 2006 at a price of $3.27 per share, and the $5.3 million net proceeds from the Crown Bank loan we entered into on January 4, 2006.

In the first quarter of 2004, we signed an agreement for a line of credit with Tanabe Holding America, Inc., a subsidiary of Tanabe Seiyaku Co., Ltd., or Tanabe, allowing us to borrow up to $8.5 million to be used for the development of avanafil. The secured line of credit could be drawn upon quarterly and each quarterly borrowing had a 48-month term and bore interest at the annual rate of 2%. On April 24, 2007, in connection with the sale of Evamist to K-V, we paid off the $6.7 million outstanding balance on the Tanabe line of credit, including all accrued interest and terminated the line of credit. All of the assets of the Company, except the land and buildings, served as collateral for this line of credit. On May 1, 2007, Tanabe signed a Termination and Release acknowledging payment in full of the principal and interest due under the line of credit and releasing the lien on the Company’s assets.

On December 22, 2005, we purchased from our landlord our principal manufacturing facility, which was previously leased, for $7.1 million. The purchase price was funded in part by $3.3 million, which was being held by the landlord as cash collateral for renovations to the facility upon the termination of the lease and the remainder with cash. On January 4, 2006, we obtained a $5.4 million loan from Crown Bank, N.A. (“Crown”). The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for these Agreements. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20 year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 9.25% and 8.25% for the first six months of 2007 and 2006, respectively.

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

•                  the level of resources devoted to sales and marketing capabilities; and

•                  the activities of competitors.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs through 2008. However, we anticipate that we will require additional funding to continue our research and product development programs, to conduct preclinical studies and trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, and we may require additional funding to establish additional manufacturing and marketing capabilities in the future. In particular, we expect to make other substantial payments to Acrux and Tanabe, in accordance with our agreements with them in connection with the licensing of certain compounds. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales. Similar to the transaction with Evamist we may consider divesting any of our products in development or commercial product in order to raise additional funding; however at this time we have no definite plans to pursue such a divestiture. We may seek to access the public or private equity markets whenever conditions are favorable. The sale of additional equity securities would result in additional dilution to our stockholders. We may also seek additional funding through strategic alliances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third party funding for such expenses, we expect that increased expenses will result in increased losses from operations. However, our operating results may differ depending on the accounting treatment of the $150 million in payments received from K-V per the terms of our Asset Purchase Agreement. We are continually evaluating our existing portfolio and we may choose to divest or spin-off one or more of our products or product candidates at any time. We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. These do not include milestones, with the exception of the $1.5 million net product approval milestone due to Acrux for approval of the NDA for Evamist (See “Acrux” below), or future interest expense and assume non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Payments Due by Period
Contractual obligations	Total	2007 (6 months)	2008-2010	2011-2012	Thereafter
	(in thousands)
Operating leases	$1,156	$277	$879	—	—
Purchases	16,081	9,386	5,930	$765	—
Notes payable	5,227	52	375	315	$4,485
Licensing agreements	1,500	1,500	—	—	—
Total contractual obligations	$23,964	$11,215	$7,184	$1,080	$4,485

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

Purchases

Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These include obligations for minimum inventory purchase contracts, clinical data management, research and development, general and administrative services, and media/market research contracts.

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

Other Agreements

We have entered into various agreements with clinical consultants and clinical research organizations to perform clinical studies on our behalf and, at June 30, 2007, our remaining commitment under these agreements totaled $6.1 million. We have remaining commitments under various general and administrative services agreements totaling $406,000 at June 30, 2007.

We have also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at June 30, 2007, our remaining commitment under these agreements totaled $5.7 million. In addition we have entered into marketing promotion agreements for our erectile dysfunction product, MUSE. At June 30, 2007, our remaining commitment under these agreements totaled $784,000.

Notes Payable

On January 4, 2006, we obtained a $5.4 million loan from Crown. The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for these Agreements. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20 year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 9.25% and 8.25% for the first six months of 2007 and 2006, respectively. As of June 30, 2007, we have a principal balance of $5.2 million remaining on the Crown loan.

Additional Payments

We have entered into development, license and supply agreements which contain provisions for payments upon completion of certain development, regulatory and sales milestones. Due to the uncertainty concerning when and if these milestones may be completed, we have not included these potential future obligations in the above table, with the exception of the $1.5 million net product approval milestone due to Acrux for approval of the NDA for Evamist (See “Acrux” below).

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

We have paid upfront licensing fees of $5.0 million to Tanabe and have agreed to make additional payments upon the completion of certain development, regulatory and sales milestones. During the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil, which meets one of the clinical development milestone criteria above. We paid Tanabe $2.0 million in connection with this milestone in 2006. We have further agreed to pay royalties on net sales of products containing avanafil. No payments have been made under this agreement with Tanabe in the first six months of 2007.

Acrux

In February 2004, we entered into exclusive licensing agreements with Acrux Limited (“Acrux”) and its subsidiary under which we have agreed to develop and, if approved, commercialize Testosterone-MDTS and Evamist in the United States for various female health applications. Acrux’s metered-dose transdermal spray, or MDTS, technology is a patented, simple to use spray that is being developed to deliver testosterone and estradiol effectively to women when applied to the skin. We agreed to grant Acrux’s subsidiary a non-exclusive, royalty-free license outside the United States for any MDTS products containing improvements we have made to the licensed intellectual property and the option to obtain a non-exclusive, worldwide license for our intellectual property related to MDTS products. We have paid $3.0 million in upfront licensing fees to Acrux and have agreed to make additional payments upon the completion of certain development, regulatory and sales milestones. Under the terms of the agreements, we agreed to pay to Acrux combined licensing fees up to $4.3 million for the achievement of certain clinical development milestones, up to $6.0 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization of each product. We have paid $1.8 million in clinical development milestones payments to date, including the $1.0 million milestone payment we made to Acrux in October 2006 related to the submission of an NDA to the FDA for Evamist. In addition, we owe a $3.0 million product approval milestone payment for approval of this NDA, which was received on July 27, 2007. Per the terms of our

Asset Purchase Agreement with K-V for the sale of our Evamist product, we granted a sublicense of our rights under the Acrux Agreement related to Evamist to K-V and K-V will pay $1.5 million of this $3.0 million obligation. Although we have sublicensed our rights under the Acrux Agreement related to Evamist to K-V, we will continue to have certain obligations under this license in the event that K-V does not satisfy the requirements under the sublicense agreement. See Note 10: “Sale of Evamist Product” to the Unaudited Notes to Condensed Consolidated Financial Statements included in this Form 10-Q for additional information concerning the terms of this agreement and Note 17: “Legal Matters” for further information regarding Acrux.

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

Pursuant to the terms of the K-V transaction for the sale of Evamist, we made certain representations and warranties concerning our rights and assets related to Evamist and our authority to enter into and consummate the transaction. We also made certain covenants which survive the closing date of the transaction, including a covenant not to operate a business that competes, in the United States, and its territories and protectorates, with the Evamist product.

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

Interest Rate Risk

We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum weighted average of our maturity of our investments does not exceed 18 months. If a 10% change in interest rates were to have occurred on June 30, 2007, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

We are also exposed to interest rate risk on the $5.4 million loan from Crown Bank, N.A. obtained on January 4, 2006. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. The interest rate was 9.25% and 8.25% for the first six months of 2007 and 2006, respectively.

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

On November 14, 2006, we received a letter from Manatt, Phelps & Phillips LLP on behalf of Acrux DDS Pty Ltd., FemPharm PTY Ltd., and Acrux Limited (collectively “Acrux”) notifying VIVUS of an alleged dispute under the Testosterone and Estradiol Development Agreements between VIVUS and Acrux. On April 23, 2007 and May 2, 2007, we received letters from Acrux requesting copies of the Asset Purchase Agreement (“APA”) with K-V Pharmaceutical Company (“K-V”) and clarity as to the form of our agreement with K-V. We believe we are in compliance with all material aspects of both of the agreements with Acrux and have communicated this belief to Acrux. If we are unable to resolve the matter with Acrux, we intend to seek to enforce our rights under these agreements. The claims have not progressed further, but, to date, the claims have not been formally withdrawn. Development and commercialization of Testosterone MDTS continues. Per the terms of our APA with K-V, the license with Acrux for Evamist was sublicensed to K-V upon the closing of the Evamist sale on May 15, 2007. Although we have sublicensed our rights under the Acrux Agreement related to Evamist to K-V, we will continue to have certain obligations under this license in the event that K-V does not satisfy the requirements under the sublicense agreement. We believe that we have a meritorious defense to claims made by Acrux in connection with the alleged dispute; however, in the event that Acrux should prevail in this matter, it could have a material adverse effect on VIVUS’ business, financial condition and results of operations, including the possible return of any proceeds paid by K-V for Evamist.

We are not aware of any other asserted or unasserted claims against us where the resolution would have an adverse material impact on our operations or financial position.

ITEM 1A. RISK FACTORS AFFECTING OPERATIONS AND FUTURE RESULTS

Set forth below and elsewhere in this Form 10-Q and in other documents we file with the Securities and Exchange Commission (the “SEC”) are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. These are not the only risks and uncertainties facing VIVUS. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Our product candidates, Qnexa, Testosterone MDTS and avanafil, have not completed the large, pivotal Phase 3 trials for efficacy and safety that are required for approval by the United States Food and Drug Administration (“FDA”) and other worldwide regulatory authorities. Pre-clinical data and the limited clinical results that we have obtained for these investigational products may not predict results from studies in larger numbers of subjects drawn from more diverse populations treated for longer periods of time. The smaller clinical trials also may not predict the ability of these investigational products to achieve or sustain the desired effects in the intended population or to do so safely. We may also decide to not conduct additional Phase 2 studies prior to the initiation of pivotal Phase 3 studies. In addition, we may elect to enter into pivotal Phase 3 studies with a new formulation, delivery system or choose to study different populations than had been used or studied in previous clinical trials.

Qnexa is our proprietary capsule formulation product candidate containing the active ingredients phentermine and topiramate. Phentermine was approved for the short-term treatment of obesity by the FDA in 1959. Topiramate is approved for seizures and migraine prevention. Topiramate has been reported in published studies to produce weight loss. By combining the activity of each of these compounds, Qnexa attempts to simultaneously address excessive appetite and a high threshold for satiety, the two main mechanisms believed to impact eating behavior. Although we believe Qnexa affects both of the two major causes of overeating, excessive hunger and the inability to feel satisfied, we may not be correct in our assessment of the impact the combination of these two ingredients may have on weight loss or their mechanism of action. Our Phase 2 study was a single center trial conducted at Duke University in only 200 patients. The twice-a-day dose and timing of the administration of the active ingredients was determined by the inventor through the treatment of patients in his private practice. We have completed the formulation development of Qnexa and expect to initiate future Phase 3 studies of Qnexa with a once-a-day formulation. We intend to complete various pharmacokinetic studies of the once-a-day formulations to characterize the pharmacokinetic profile of the once-a-day formulation of Qnexa; however, there can be no assurance that we will be able to achieve any weight loss effects with the once-a-day formulation. The FDA has also asked us to study the effects of a lower dose of Qnexa, which we plan to do in the Phase 3 trials. We are unable to predict the effect of the inclusion of a lower dose group in the Phase 3 trials on the overall development program of Qnexa.

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

•       failure to receive approval by the FDA of our clinical trial protocols;

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

One of the active ingredients in Qnexa, phentermine, had previously been used in combination with fenfluramine and dexfenfluramine. Phentermine is the most commonly prescribed anti-obesity product. As phentermine is an older drug, no new efficacy trials have been conducted with the exception of several trials on the combination of phentermine and fenfluramine in the early and mid 1990s. The combination of fenfluramine or PONDIMIN (“fen”) and phentermine (“phen”) is known as “fen-phen”. Fenfluramine received FDA approval in 1973 for the short-term treatment of obesity. Together, phentermine and fenfluramine were used by doctors to treat obesity. The FDA never approved the fen-phen combination; however, since the FDA approved fenfluramine, doctors were able to prescribe it as needed. The use of these drugs together for treatment of obesity was considered an off-label and unapproved use. In 1992, a published study cited fen-phen as a more effective method than dieting or exercise in reducing the weight of the chronically obese. The fen-phen combination was successful and in 1996, 6.6 million prescriptions of fen-phen were written in the U.S. Dexfen-phen refers to the combination of dexfenfluramine or Redux (“dexfen”) and phentermine. Dexfenfluramine received FDA approval in 1996 for use as an appetite suppressant in the management of obesity.

The dexfen-phen combination was successful. Neither combination, however, was ever tested for safety. By the summer of 1997, the Mayo Clinic reported 24 cases of heart valve disease in patients that had taken the fen-phen combination. The cluster of unusual cases of heart valve disease in fen-phen users suggested a co-relation between fen-phen use and heart valve disease. On July 8, 1997, the FDA issued a Public Health Advisory to report the Mayo findings. The FDA continued to receive additional reports of heart disease, including reports from patients who had taken only fenfluramine or dexfenfluramine. Further evaluations of patients taking fenfluramine or dexfenfluramine showed that approximately 30% had abnormal valve findings. This figure was much higher than expected for abnormal test results and suggests fenfluramine and dexfenfluramine as the likely causes of Primary Pulmonary Hypertension (“PPH”) and valvular heart disease.

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

Previous published studies suggest that the administration of topiramate alone, in conjunction with diet and a behavioral modification program, results in weight reduction in obese patients. The most prominent side effect seen in the published studies was paresthesia, (tingling of the extremities) experienced by 42% to 59% of patients. Drop outs due to paresthesia were 5% or less. In the Phase 2 Duke study, paresthesia was experienced in 38% of the patients on Qnexa. There were no drop outs in the Qnexa group due to paresthesia. The other common adverse events experienced in the topiramate monotherapy studies were also central nervous system (“CNS”) related including fatigue, difficulty with attention, memory and concentration and depression. In the Phase 2 study, these CNS related side effects were also experienced but the difference was not significant when compared to placebo. The pharmaceutical company performing research of topiramate alone announced they had discontinued development of a time-release formulation due to side effects at high doses.

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

To obtain regulatory approval for Qnexa, we will be required to show that each active pharmaceutical ingredient in the product candidate makes a contribution to the combined product candidate’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and effective for a significant patient population. As a result, we will be required to include in our clinical trials an evaluation of each component drug as well as for the component drug in combination. This would likely require us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of Qnexa than of a new drug containing only a single active pharmaceutical ingredient. The FDA revised guidelines for obesity set forth the Phase 2 requirements for combination products. We intend to repeat the combination studies in parallel with the pivotal Phase 3 studies with a once-a-day formulation.

We are exposed to risks related to collaborative arrangements, licenses or strategic alliances.

We have and will continue to in-license product candidates from third parties. The United States rights to Evamist and Testosterone MDTS were licensed from Acrux Limited and its related affiliates. The rights to avanafil were licensed from Tanabe Seiyaku Co, LTD., a Japanese corporation. The rights to Evamist, under the Acrux Agreement, were sublicensed to K-V Pharmaceutical upon closing of the sale of Evamist to K-V. Each of these agreements contains certain obligations. Failure to comply with the terms of the agreements could result in the early termination of these agreements. We believe we are in compliance with all the material terms of these agreements; however, there can be no assurance that this compliance will continue or that the licensors would not have a differing interpretation of the material terms of the agreements. If the license or sublicense agreements were terminated early or if the terms of the license or sublicense were contested for any reason, it would have a material adverse impact on our ability to commercialize products subject to these agreements, our ability to raise funds to finance the company, our stock price and our overall financial condition. In the event that the Acrux license was terminated, and at such time K-V was not in material breach of the sublicense, then we may be required to pay as liquidated damages an amount equal to the amounts paid by K-V for Evamist under our Asset Purchase Agreement with K-V.

On November 14, 2006, we received a letter from Manatt, Phelps & Phillips LLP on behalf of Acrux DDS Pty Ltd., FemPharm PTY Ltd., and Acrux Limited (collectively “Acrux”) notifying us of an alleged dispute under the Testosterone and Estradiol Development Agreements between Vivus and Acrux. On April 23, 2007 and May 2, 2007, we received letters from Acrux requesting copies of the Asset Purchase Agreement (“APA”) with K-V Pharmaceutical Company (“K-V”) and clarity as to the form of our agreement with K-V. We believe we are in compliance with all material aspects of both of the agreements with Acrux and have communicated this belief to Acrux. If we are unable to resolve the matter with Acrux, we intend to seek to enforce our rights under these agreements. The claims have not progressed further, but, to date, the claims have not been formally withdrawn. Development and commercialization of Testosterone MDTS continues. Per the terms of our APA with K-V, the license with Acrux for Evamist was sublicensed to K-V. Although we have sublicensed our rights under the Acrux Agreement related to Evamist to K-V, we will continue to have certain obligations under this license in the event that K-V does not satisfy the requirements under the sublicense agreement. We believe that we have a meritorious defense to claims made by Acrux in connection with the alleged dispute; however, in the event that Acrux should prevail in this matter, it may have a material adverse effect on our business, financial condition and results of operations, including the possible return of any proceeds paid by K-V for Evamist. We are, and in the future expect to be, dependent upon collaborative arrangements or strategic alliances to complete the development and commercialization of some of our product candidates, particularly after the Phase 2 stage of clinical testing. These arrangements may place the development of our product candidates outside of our control, may require us to relinquish important rights, or may otherwise be on terms unfavorable to us.

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

We have completed the development of a once-a-day formulation of Qnexa. The contract manufacturer we have selected to develop a once-a-day formulation is scaling up in anticipation of the Phase 3 program. There can be no assurance that the final once-a-day formulation will result in sufficient safety and efficacy for approval. A failure on the stability or manufacturability of our once-a-day formulation may have a material adverse impact on our development plan, stock price and financial condition.

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

We are required to obtain FDA, European Medicines and Healthcare products Regulatory Agency (“MHRA”), and other regulatory agency approvals for any change in suppliers or service providers. For example, MUSE is supplied to the market with the MUSE applicator, containing the MUSE dosage, enclosed within a sealed foil pouch. Our previous supplier of the MUSE laminated foil has closed its business. The laminated foil is used to make the sealed foil pouch, described above, which is used to make the MUSE primary product container. Before this previous supplier closed its business, the supplier produced a bulk-quantity of foil that, at this time, is expected to be sufficient to support the production of MUSE for our international markets through the end of 2008. There can be no assurance that as this bulk supply is used through the end of 2008 for international product, that there will be a sufficient yield in the final quantity of foil with acceptable quality to support the international markets’ MUSE demand. Although the foil supplier produced this bulk unprinted foil, the label printing will be done periodically. As a consequence, if there are unacceptable quality issues with the bulk foil, they may not be discovered as the bulk material is used through the end of 2008. If such foil quality issues do occur, we may be unable to meet international MUSE demand in 2007 and 2008.

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

Current anti-obesity products include Xenical (orlistat), marketed by Roche, and Meridia (sibutramine), marketed by Abbott Labs. Orlistat is marketed in the United States by Roche Laboratories, Inc. under the brand name Xenical. Orlistat works by inhibiting lipase, an enzyme that blocks the absorption of fat in the gastrointestinal tract. In 2006, Xenical accounted for approximately $93 million in sales, in the United States, according to IMS Health. Orlistat launched over-the-counter in the United States by GlaxoSmithKline under the brand name Alli, in June 2007. Phentermine is the largest selling anti-obesity therapeutic and is available in several generic forms. Topamax, marketed by Johnson and Johnson, is not approved for the treatment of obesity but analysts estimate Topamax is extensively used for this indication in an off-label manner.

Despite the large market opportunity for anti-obesity agents, there are relatively few competitive products in late stage clinical development. Rimonabant, which has been developed by Sanofi-Aventis under the U.S. brand name Zimulti and in Europe as Acomplia, is the most advanced. It has been approved in certain countries outside of the United States. Rimonabant is the first in a new class of anti-obesity drugs that work as antagonists at the cannabinoid type 1, or CB-1, receptor. This is the same receptor that is stimulated by cannabis. While rimonabant has shown efficacy (average 4.7kg or 4.85%) across several large Phase III clinical trials at the highest dose tested, it has also been associated with significant CNS side effects, including depression and related symptoms, according to a 2006 report published in Drugs. The overall risk-to-benefit profile of rimonabant is yet to be defined. In June 2007, an FDA panel unanimously rejected Sanofi-Aventis’ U.S. Rimonabant product, Acomplia, on concerns the drug increases the number of psychiatric events like depression and suicidal thinking among users. Later that month, Sanofi-Aventis announced plans to withdraw its application with the FDA and to resubmit its request at a future date. Analysts had estimated that peak sales of Acomplia for obesity could exceed $3.0 billion.

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

Other products are also in development which could become successful competitors against our obesity product candidate, Qnexa. These include products being developed by Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Merck & Co., Inc., and Orexigen Therapeutics, Inc., among others. With the exception of Orexigen Therapeutics, Inc., most of these efforts are directed toward a monotherapeutic approach which we would expect to be subject to the same early weight loss plateau typically seen.

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

Several companies are developing products that could compete with our product candidates for the treatment of FSD including: The Proctor & Gamble Company is developing Intrinsa, a testosterone patch for the treatment of HSDD; BioSante Pharmaceuticals, Inc. is developing forms of testosterone gels for HSDD and Palatin Technologies, Inc. is developing a nasal spray to treat FSD. None of these products has been approved by the FDA. In July 2006, the European Medicines Agency (“EMEA”) granted marketing authorization of Intrinsa for the treatment of HSDD in bilaterally oophorectomized and hysterectomized women and in February 2007, Intrinsa was launched in France and Germany. In March 2007, Intrinsa became available through the National Health Service (“NHS”) in the United Kingdom.

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

There can be no assurance that our products do not or will not infringe on the patent or proprietary rights of others. Third parties may assert that we are employing their proprietary technology without authorization. For example, in October 2002, the United States Patent and Trademark Office (the “USPTO”) issued to Pfizer a method of use patent, U.S. Patent No. 6,469,012. Pfizer immediately initiated litigation against competitors who were selling PDE5 inhibitors, including ICOS, the maker of Cialis. In September 2003, the USPTO ordered the reexamination of the patent. In a related action, the European Patent Office revoked Pfizer’s European patent. However, if the claims under the method of use patent are upheld by the USPTO, we may be prevented from commercializing avanafil, our PDE5 inhibitor.

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

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities through 2008. However, we anticipate that we will be required to obtain additional financing to fund the development of our research and development pipeline in future periods as well as to support the possible launch of any future products. Our future capital requirements will depend upon numerous factors, including:

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

We have an accumulated deficit of $181.5 million as of June 30, 2007 and expect to continue to incur substantial operating losses for the foreseeable future.

We have generated a cumulative net loss of $181.5 million for the period from our inception through June 30, 2007, and we anticipate losses for the next several years due to increased investment in our research and development programs and limited revenues. There can be no assurance that we will be able to achieve profitability or that we will be successful in the future. However, our operating results may differ depending on the accounting treatment of the $150 million in payments received from K-V under the terms of our Asset Purchase Agreement.

Our ability to utilize our net operating loss carryforwards to offset future taxable income may be limited.

As of December 31, 2006, we had approximately $125.7 million of net operating loss (“NOL”) carryforwards with which to offset our future taxable income for federal income tax reporting purposes. We believe that we could use some of these NOLs to offset our federal tax liability related to the $150 million in payments received from K-V. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including significant change in ownership interest. Should this occur, our future ability to use NOLs to offset taxable earnings would be limited in accordance with the Internal Revenue Code.

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

On January 1, 2006, we adopted the revised statement of Financial Accounting Standards No. SFAS 123R (“SFAS 123R”), Share-Based Payment, which requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this new standard is expected to continue to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and we employ different assumptions or different valuation methods in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of VIVUS, Inc. was held on June 11, 2007 at our principal executive office. Matters voted on at that meeting were (i) the election of six (6) directors, and (ii) the confirmation of the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent auditor for the year ending December 31, 2007.

Proposal I.  Election of Directors

Tabulations for each individual director were as follows:

DIRECTOR	FOR	WITHHELD
Virgil A. Place, MD	47,061,613	7,611,488
Leland F. Wilson	46,926,696	7,746,405
Mark B. Logan	46,358,485	8,314,416
Mario M. Rosati	44,699,159	9,973,942
Linda M. Dairiki Shortliffe, MD	47,108,003	7,565,098
Graham Strachan	47,101,472	7,571,629

No directors had continuing terms without election.

Proposal II. Confirmation of the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent auditor for the year ending December 31, 2007

Tabulations for the confirmation of the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent auditor for the year ending December 31, 2007 were as follows:

FOR	AGAINST	WITHHELD
54,380,114	191,725	101,162

There were no Broker Non-Votes.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The list of Exhibits as required by Item 601 of Regulation S-K.

A. EXHIBITS:

EXHIBIT NUMBER		DESCRIPTION

2.1	(1)†	Asset Purchase Agreement, by and among the Registrant and K-V Pharmaceutical Company, dated as of March 30, 2007.

3.1	(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(3)	Amended and Restated Bylaws of the Registrant.

3.3	(4)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(2)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated August 9, 2007, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated August 9, 2007, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference to the same numbered exhibit filed with the Registrant’s Form 8-K filed with the Commission on May 21, 2007.

(2)             Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(3)             Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K filed with the Commission on March 28, 2007.

(4)             Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement of Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.

(5)             Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.

†                     Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Vice President, Finance and Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
President and Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

2.1	(1)†	Asset Purchase Agreement, by and among the Registrant and K-V Pharmaceutical Company, dated as of March 30, 2007.

3.1	(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(3)	Amended and Restated Bylaws of the Registrant.

3.3	(4)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(2)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated August 9, 2007, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated August 9, 2007, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by reference to the same numbered exhibit filed with the Registrant’s Form 8-K filed with the Commission on May 21, 2007.

(2)             Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(3)             Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K filed with the Commission on March 28, 2007.

(4)             Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement of Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.

(5)             Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.

†                     Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.