Form 10-Q
period 2007-09-30
VIVUS INC
filed 2007-11-09
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

At October 25, 2007, 58,658,748 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	SEPTEMBER 30 2007	DECEMBER 31 2006*
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$161,208	$44,628
Available-for-sale securities	11,378	14,243
Accounts receivable, (net of allowance for doubtful accounts of $17 and $67 at September 30, 2007 and December 31, 2006, respectively)	1,738	4,359
Inventories, net	3,262	3,327
Prepaid expenses and other assets	4,074	2,408
Total current assets	181,660	68,965
Property, plant and equipment, net	7,619	8,549
Restricted cash	700	700
Available for-sale securities, net of current	16,444	—
Total assets	$206,423	$78,214
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,431	$2,102
Accrued product returns	1,971	2,473
Accrued research and clinical expenses	1,757	460
Accrued chargeback reserve	494	1,531
Accrued employee compensation and benefits	1,143	1,490
Income taxes payable	3,508	1,245
Deferred revenue-short term	84,315	594
Accrued and other liabilities	1,387	1,506
Total current liabilities	100,006	11,401

Notes payable-long term	5,092	11,488
Deferred revenue-long term	54,164	2,185
Total liabilities	159,262	25,074

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock; $.001 par value; 200,000 shares authorized; 58,653 shares issued and outstanding at September 30, 2007 and 58,144 at December 31, 2006	59	58
Additional paid-in capital	227,283	221,744
Accumulated other comprehensive income (loss)	12	(11)
Accumulated deficit	(180,193)	(168,651)
Total stockholders’ equity	47,161	53,140
Total liabilities and stockholders’ equity	$206,423	$78,214

*     Derived from audited consolidated financial statements filed in the Company’s 2006 Annual Report on Form 10-K.

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30 2007	SEPTEMBER 30 2006	SEPTEMBER 30 2007	SEPTEMBER 30 2006
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Revenue:
United States product, net	$4,075	$3,348	$7,572	$6,948
International product	944	567	3,003	1,643
License and other revenue	14,069	116	14,300	347
Total revenue	19,088	4,031	24,875	8,938
Operating expenses:
Cost of goods sold and manufacturing	2,736	2,627	8,498	8,542
Research and development	8,644	4,301	15,610	11,162
Selling, general and administrative	3,691	3,510	11,988	10,678
Total operating expenses	15,071	10,438	36,096	30,382

Income (loss) from operations	4,017	(6,407)	(11,221)	(21,444)

Interest income (expense):
Interest income	1,811	398	3,276	1,087
Interest expense	(125)	(145)	(409)	(448)
Total interest income (expense)	1,686	253	2,867	639
Income (loss) before provision for income taxes	5,703	(6,154)	(8,354)	(20,805)
Provision for income taxes	(4,382)	(6)	(4,394)	(18)
Net income (loss)	$1,321	$(6,160)	$(12,748)	$(20,823)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	20	(4)	23	26
Comprehensive income (loss)	$1,341	$(6,164)	$(12,725)	$(20,797)

Net income (loss) per share:
Basic and diluted	$0.02	$(0.13)	$(0.22)	$(0.45)
Shares used in per share computation:
Basic	58,627	48,399	58,449	46,619
Diluted	59,492	48,399	58,449	46,619

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30
	2007	2006
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,748)	$(20,823)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Provision for doubtful accounts	(50)	(114)
Provision for excess inventory	(3)	763
Depreciation	807	808
Share-based compensation expense	2,755	1,599
Excess tax benefits related to share-based compensation expense	(904)	—
(Gain) loss on disposal of property and equipment	(17)	22
Sale of Evamist assets	559	—
Changes in assets and liabilities:
Accounts receivable	2,671	5,347
Inventories	(142)	(304)
Prepaid expenses and other assets	(1,666)	(952)
Accounts payable	3,329	(688)
Accrued product returns	(502)	(905)
Accrued research, clinical and licensing fees	1,297	(3,020)
Accrued chargeback reserve	(1,037)	(1,149)
Accrued employee compensation and benefits	(347)	(240)
Deferred revenue	135,700	1,653
Income taxes payable	4,373	6
Accrued and other liabilities	(112)	(207)
Net cash provided by (used for) operating activities	133,963	(18,204)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(228)	(425)
Increase in restricted cash	—	(700)
Proceeds from sale of property and equipment	19	—
Investment purchases	(39,024)	(14,282)
Proceeds from sale/maturity of securities	25,468	11,630
Net cash used for investing activities	(13,765)	(3,777)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under note agreements	379	6,469
Principal payments under note agreement	(6,782)	(66)
Exercise of common stock options	1,732	30
Excess tax benefits related to share-based compensation expense	904	—
Sale of common stock through employee stock purchase plan	149	167
Proceeds from issuance of common stock	—	12,026
Net cash (used for) provided by financing activities	(3,618)	18,626

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	116,580	(3,355)
CASH AND CASH EQUIVALENTS:
Beginning of period	44,628	22,236
End of period	$161,208	$18,881

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Reclassification of income taxes payable to accumulated deficit	$1,206	—

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006, as filed on March 14, 2007 with the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

2. REVENUE RECOGNITION

The Company recognizes product revenue when the following four criteria are met:

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

International

The Company has supply agreements with Meda AB (“Meda”) to market and distribute MUSE internationally in some Member States of the European Union. In Canada, the Company has entered into a license and supply agreement with Paladin Labs, Inc. (“Paladin”) for the marketing and distribution of MUSE. Sales to Meda, who supplies MUSE in the European marketplace, for 2006, 2005 and 2004 were 91.7%, 93.4% and 96.7% of international sales, respectively. The balance of international sales was made to Paladin.

The Company invoices its international distributors based on an agreed transfer price per unit, which is subject to revision upon quarterly reconciliations based on contractual formulas. Final pricing for product shipments to international distributors is subject to contractual formulas based on the distributor’s net realized price to its customers. The Company recognizes additional revenue, if any, upon finalization of pricing with its international distributors. International distributors generally do not have the right to return products unless the products are damaged or defective.

The Company initially recorded $1.5 million of unearned revenue related to an upfront payment in accordance with the international supply agreement signed with Meda in September 2002. In January 2006, the Company received a milestone payment from Meda of $2.0 million. The milestone payment provides Meda with the right to continue to sell and distribute MUSE in its European territories. These amounts are being recognized as income ratably over the term of the supply agreement. Through September 30, 2007, $1.3 million has been recognized as revenue.

License and Other Revenue

The Company recognizes license revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered item has standalone value to the customer, and whether there is objective, reliable evidence of the fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria are identified and applied to each of the units.

Revenue from non-refundable, upfront license fees where the Company has continuing involvement is recognized ratably over the development or agreement period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements.

Sale of Evamist

On May 15, 2007, the Company closed its transaction with K-V Pharmaceutical Company (“K-V”) for the sale of its product candidate, Evamist, a metered dose transdermal spray for the treatment of menopause symptoms. At the time of the sale, Evamist was an investigational product and was not yet approved by the U.S. Food and Drug Administration (“FDA”) for marketing. The sale transaction contained multiple deliverables, including: the delivery at closing of the Evamist assets, a grant of a sublicense of our rights under a license related to Evamist, and a license to the metered-dose transdermal spray, or MDTS, applicator; the delivery upon receipt of regulatory approval of the approved drug along with all regulatory submissions; and, lastly, the delivery after FDA approval of certain transition services and a license to improvements to the MDTS applicator. The Company received approval from the FDA to market Evamist on July 27, 2007 (“FDA Approval”), and on August 1, 2007, the Company transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V. The Company received an upfront payment of $10.0 million upon the closing and received an additional $140.0 million milestone payment in August 2007 upon FDA Approval.

Upon FDA Approval, the two remaining deliverables are the transition services to be performed under the Transition Services Agreement (“TSA”) and a license to improvements to the MDTS applicator during the two-year period commencing with the closing, or May 15, 2007, and ending on May 15, 2009. The Company has been able to establish fair value for the TSA. Given the unique nature of the license to improvements, the Company is unable to obtain objective, reliable evidence of its fair value.

Accordingly, the delivered items, together with the undelivered items, are treated as one unit of accounting. Since the deliverables are treated as a single unit of accounting, the total cash received, $150.0 million, will be recognized as revenue on a pro-rata basis over the term of the last deliverable, which in this case is the license to improvements which expires on May 15, 2009. As a result, the initial $10.0 million paid at closing and the $140.0 million paid upon FDA Approval have been recorded as deferred revenue and will be recognized as revenue together with the future billings, if any, under the TSA, ratably over the remaining 21.5-month term of the license to improvements, from August 1, 2007 to May 15, 2009. Through September 30, 2007, $14.0 million has been recognized as revenue.

The Company may also receive milestone payments of up to $30.0 million based upon sales of Evamist through the term of the agreements. Revenue associated with performance milestones will be recognized based upon the achievement of the milestones, as defined in the respective agreements.

3. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with SFAS No. 123R, Share-Based Payment, which was adopted January 1, 2006, utilizing the modified retrospective transition method.

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the quarters and nine months ended September 30, 2007 and 2006 was comprised as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of goods sold and manufacturing expense	$150	$87	$419	$273
Research and development	231	173	685	479
Selling, general and administrative	529	287	1,651	847
Share-based compensation expense before taxes	910	547	2,755	1,599
Related income tax benefits	—	—	—	—
Share-based compensation expense, net of taxes	$910	$547	$2,755	$1,599
Basic and diluted per common share	$0.02	$0.01	$0.05	$0.03

At September 30, 2007, a total of 5,588,605 stock options and restricted stock units were outstanding under our stock option plans. Stock-based compensation expense recognized for the quarters and nine months ended September 30, 2007 and 2006 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Included in stock-based compensation expense was $855,000 and $508,000 related to stock options, $41,000 and $37,000 related to the employee stock purchase plan, and $14,000 and $2,000 related to restricted stock units, net of the estimated forfeitures for the third quarters of 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, included in stock-based compensation expense was $2.6 million and $1.5 million related to stock options, $103,000 and $121,000 related to the employee stock purchase plan, and $43,000 and $2,000 related to restricted stock units, net of the estimated forfeitures, respectively.

As of September 30, 2007, unrecognized estimated compensation expense totaled $3.2 million related to non-vested stock options, $20,000 related to the employee stock purchase plan, and $68,000 related to restricted stock units. The weighted average remaining requisite service period of the non-vested options was 1.3 years, of the employee stock purchase plan was 1.5 months, and of the restricted stock units was 4.0 years.

A summary of stock option award activity under these plans is as follows:

	Nine Months Ended September 30, 2007
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	4,550,152	$4.21
Granted	1,669,063	$4.28
Exercised	(459,503)	$3.77
Cancelled	(233,607)	$5.18
Outstanding at September 30, 2007	5,526,105	$4.23
Options exercisable at September 30, 2007	3,245,174
Weighted average fair value of options granted		$2.78

A summary of restricted stock units award activity under the 2001 Plan as of September 30, 2007 and changes during the nine month period then ended are presented below:

	Nine Months Ended September 30, 2007
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Restricted stock units outstanding January 1, 2007	62,500	$2.04	4.7	$255,000
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Restricted stock units outstanding, September 30, 2007	62,500	$2.04	4.0	$255,000

At September 30, 2007, stock options were outstanding and exercisable as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2007	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable September 30, 2007	Weighted-Average Exercise Price
$2.00 - $3.88	1,952,748	5.84 years	$3.28	1,309,793	$3.23
$3.90 - $4.25	2,252,860	8.28 years	$4.18	765,625	$4.08
$4.41 - $8.08	1,320,497	4.87 years	$5.70	1,169,756	$5.77
$2.00 - $8.08	5,526,105	6.60 years	$4.23	3,245,174	$4.34

The aggregate intrinsic value of outstanding options as of September 30, 2007 was $5.2 million, of which $3.1 million related to exercisable options.

At September 30, 2007, 1,478,624 options remain available for grant. 1,000,000 of these shares were registered on a Form S-8 filed with the SEC on April 25, 2007. In the nine months ended September 30, 2007, in accordance with the terms of the 2001 Plan, the Company transferred a net total of 42,388 expired plan shares to the 2001 Plan. Options under these plans generally vest over four years, and all options expire after ten years.

As of September 30, 2007, 1,081,956 shares have been issued to employees and there are 318,044 available for issuance under the Stock Purchase Plan.

Valuation Assumptions

The fair value of stock options granted in the nine months ended September 30, 2007 and 2006 was estimated using a Black-Scholes Model with the following weighted average assumptions:

	Non-Director Stock Options		Director Stock Options		ESPP
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006

Expected life (in years)	6.25	6.25	5.19	5.19	0.50	0.50
Volatility	68.02%	76.71%	63.24%	68.55%	44.48%	64.84%
Risk-free interest rate	4.59%	4.90%	4.62%	4.98%	4.91%	5.02%
Dividend yield	—	—	—	—	—	—

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

Expected Volatility:   The Company estimated volatility using the historical share price performance over the expected term of the option. The Company also considered other factors such as its planned clinical trials and other company activities that may affect the volatility of VIVUS’ stock in the future but determined that at this time, the historical volatility was more indicative of expected future stock price volatility.

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

5. INVENTORIES

Inventories are recorded net of reserves of $1.6 million and $4.4 million as of September 30, 2007 and December 31, 2006, respectively. In the second quarter of 2007, the Company disposed of $2.4 million of fully reserved alprostadil which had no impact on cost of goods sold. Inventory balances, net of reserves, consist of (in thousands):

	SEPTEMBER 30, 2007	DECEMBER 31, 2006
	(unaudited)
Raw materials and component parts	$2,370	$2,793
Work in process	104	66
Finished goods	788	468
Inventory, net	$3,262	$3,327

As noted above, the Company has significant reserves against the carrying value of its inventory of raw material and certain component parts. When the Company establishes reserves, it establishes a new, lower cost basis for the inventory for accounting purposes. The reserves relate primarily to inventory that the Company previously estimated would not be used. In the first quarter of 2005, the Company determined that it likely would continue to use some portion of the fully reserved component parts inventory in production. The Company used $75,000 and $52,000 of its fully reserved component parts inventory during the first nine months of 2007 and 2006, respectively. The fully reserved inventory is charged to cost of goods sold at a zero basis when used, which has a favorable impact on gross profit. The original cost of the fully reserved inventory related to component parts is $745,000 as of the end of the first nine months of 2007, and we intend to continue to use this reserved component parts inventory in production when appropriate.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets includes a receivable of $1.3 million for a FDA refund of the Company’s application fee paid in September 2006 for the New Drug Application (“NDA”) for Evamist and a refund of the fiscal year 2007 product and establishment fees for its marketed product, MUSE, which was paid to the FDA in October 2006. The Company is due a refund pursuant to Section 736(d)(1)(C) of the Federal Food, Drug and Cosmetic Act (“FDC Act”) on the basis that the fees paid by the Company exceed the anticipated present and future costs incurred by the FDA in the reviewing of human drug applications for VIVUS, Inc.

7. NOTES PAYABLE

Tanabe Line of Credit

In the first quarter of 2004, the Company signed an agreement for a secured line of credit with Tanabe Holding America, Inc., a subsidiary of Tanabe Seiyaku Co., Ltd., or Tanabe, allowing it to borrow up to $8.5 million to be used for the development of avanafil, an investigational erectile dysfunction compound. There were no financial covenants associated with this secured line of credit. On April 24, 2007, in connection with the Company’s sale of Evamist to K-V (see Note 10: “Sale of Evamist Product”), the Company paid off the outstanding balance of $6.7 million, including all accrued interest. All the assets of the Company, except the land and buildings, served as collateral for this line of credit. On May 1, 2007, Tanabe signed a Termination and Release acknowledging payment in full of the principal and interest due under the line of credit and releasing the lien on the Company’s assets, and thereby terminating the line of credit. In September 2007, Tanabe Seiyaku Co., Ltd., following its merger with Mitsubishi Pharma Corporation, announced its name change to Mitsubishi Tanabe Pharma Corporation.

Crown Bank N.A. Loan

On January 4, 2006, VIVUS, Inc. and Vivus Real Estate LLC, a wholly owned subsidiary of VIVUS, Inc. (jointly, “the Company”) entered into a Term Loan Agreement and a Commercial Mortgage Note (the “Agreements”) with Crown Bank N. A. (“Crown”) secured by the land and buildings used in the manufacturing of MUSE, among other assets, located at 735 Airport Road and 745 Airport Road in Lakewood, New Jersey (the “Facility”). The Facility is the Company’s principal manufacturing facility, which the Company purchased on December 22, 2005. Under the Agreements, the Company borrowed $5,375,000 on January 4, 2006 from Crown payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 9.25% and 8.25% for the first nine months of 2007 and 2006, respectively. The Agreements contain prepayment penalties, and a requirement to maintain a depository account at Crown with a minimum collected balance of $100,000 which, if not maintained, will result in an automatic increase in the interest rate on the note of one-half (0.5%) percent. The Facility, assignment of rents and leases on the Facility, and a $700,000 Certificate of Deposit held by Crown, classified as restricted cash, serve as collateral for these Agreements.

Total long-term notes payable consist of the following (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Tanabe line of credit	$—	$6,324
Crown Bank N.A. loan	5,202	5,281
Total notes payable	5,202	11,605
Less current portion	(110)	(117)
Total long-term notes payable	$5,092	$11,488

Current portion of notes payable is included under the heading “Accrued and other liabilities”.

Future minimum principal payments of the long-term notes payable as of September 30, 2007 are as follows (in thousands):

Year ending December 31,	Crown Bank N.A. Loan
2007 (remainder of)	$27
2008	113
2009	125
2010	137
2011	151
Thereafter	4,649
Total	$5,202

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

In February 2004, the Company entered into exclusive licensing agreements with Acrux Limited (“Acrux”) and a subsidiary of Acrux under which it agreed to develop and, if approved, commercialize Testosterone MDTS (“Luramist”) and Evamist in the United States for various female health applications. Under the terms of the agreements, the Company agreed to pay to Acrux for Luramist licensing fees of $2.0 million, up to $3.3 million for the achievement of certain clinical development milestones, up to $3.0 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization. For Evamist, the Company agreed to pay to Acrux licensing fees of $1.0 million, up to $1.0 million for the achievement of certain clinical development milestones, up to $3.0 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization. The Company made a $1.0 million milestone payment to Acrux in October 2006 related to the submission of an NDA to the FDA for Evamist. Upon approval of the NDA for Evamist, a $3.0 million product approval milestone became due and was paid to Acrux in August 2007. Per the terms of the Asset Purchase Agreement with K-V for the sale of Evamist, K-V paid $1.5 million of this $3.0 million obligation. Although the Company has sublicensed its rights under the Acrux Agreement related to Evamist to K-V, the Company will continue to have certain obligations under this license in the event that K-V does not satisfy the requirements under the sublicense agreement. See Note 10: “Sale of Evamist Product” below for additional information concerning the terms of this agreement and Note 17: “Legal Matters” for further information regarding Acrux.

The Company has entered into several agreements to license patented technologies that are essential to the development and production of the Company’s transurethral product for the treatment of erectile dysfunction. In connection with these agreements, the Company is obligated to pay royalties on product sales of MUSE (4% of United States and Canadian product sales and 3% of sales elsewhere in the world). In the first nine months of 2007 and 2006, the Company recorded royalty expenses, in thousands, of $482 and $291, respectively, as a cost of goods sold and manufacturing expense.

International sales are transacted through distributors. The distribution agreements include certain milestone payments from the distributors to the Company including upon achieving established sales thresholds. To date, we have collected $3.6 million in milestone payments from our current international distributors.

9. INCOME TAXES

The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the Company estimating its current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company’s condensed consolidated balance sheets.

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company’s analysis of all available evidence, both positive and negative, as of September 30, 2007, it was not considered more likely than not that the Company’s deferred tax assets would be realized with the exception of certain net operating loss and tax credit carryforwards used to offset the effect of the Evamist taxable gain.

The provision for income taxes in the amount of $4.4 million for the three months ended September 30, 2007 relates to the U.S. alternative minimum tax (“AMT”) and certain state income taxes. The utilization of tax loss carryforwards is limited in the calculation of AMT and as a result, a federal tax charge was recorded in the three months ended September 30, 2007. The current AMT liability is available as a credit against future tax obligations upon the full utilization or expiration of the Company’s net operating loss carryforward. The provision for income taxes for the three months ended September 30, 2007 was prepared on a discrete quarterly basis, as a yearly effective tax rate was not considered a reliable estimate for the current quarter provision. This provision reflects tax recognition of the entire $150.0 million in non-refundable payments the Company received from K-V Pharmaceutical Company (“K-V”) in the second and third quarters of fiscal 2007 for the sale of Evamist (see Note 10: “Sale of Evamist Product”).

For Federal and State income tax reporting purposes, respective net operating loss, or NOL, carryforwards of approximately $4.0 million and $0 are available to reduce future taxable income, if any. During the nine months ended September 30, 2007, we realized excess tax benefits due to stock option exercises which totaled $904,000 that have been accounted for as a credit to additional paid in capital and through a reduction in income taxes payable.  For Federal and State income tax reporting purposes, respective credit carryforwards of approximately $5.2 million and $1.7 million are available to reduce future taxable income, if any. These carryforwards, except for the California Research and Development Credit, expire on various dates through 2026. The California research and development credits do not expire. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interest.

As of September 30, 2007, the Company believed that the amount of the deferred tax assets recorded on its balance sheet would not ultimately be recovered. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it cannot recover its deferred tax assets.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement.

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

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of January 1, 2007, the Company had no accrual for payment of interest and penalties related to unrecognized tax benefits, nor were any amounts for interest or penalties recognized during the nine months ended September 30, 2007.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California and New Jersey. Tax years 1991 to 2006 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

10. SALE OF EVAMIST PRODUCT

On March 30, 2007, the Company entered into a definitive agreement with K-V to transfer the assets and grant a sublicense of its rights under the Company’s agreement with Acrux related to Evamist, a metered dose transdermal spray for the treatment of menopause symptoms, to K-V (the “Transaction”). At the time of the sale, Evamist was an investigational product not yet approved by the FDA for marketing. Under the Transaction, the Company received an upfront payment of $10.0 million at the closing and, upon approval of the NDA for Evamist on July 27, 2007 and the transfer and assignment of the NDA submissions to K-V on August 1, 2007 received an additional $140.0 million.

The Company may also receive certain one-time payments of up to $30.0 million based on K-V achieving certain annual net sales thresholds for Evamist. In addition, per the terms of the Transaction, K-V reimbursed VIVUS for $1.5 million of the $3.0 million milestone payment paid by VIVUS to Acrux upon FDA Approval of the NDA. In connection with the Transaction, in order to obtain Tanabe’s release of liens against all assets including the Evamist assets and intellectual property, the Company repaid the Tanabe line of credit (see Note 7: “Notes Payable”).

11. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with SFAS No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share, or EPS. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the price exceeds the average market price over the period have an anti-dilutive effect on net income per share and, accordingly, are excluded from the calculation. When there is a net loss, other potentially dilutive common equivalent shares are not included in the calculation of net loss per share since their inclusion would be anti-dilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net income (loss)	$1,321	$(6,160)	$(12,748)	$(20,823)

Basic weighted-average shares outstanding	58,627	48,399	58,449	46,619
Dilutive effect of:
Options to purchase common stock	865	—	—	—

Diluted weighted-average shares outstanding	59,492	48,399	58,449	46,619

Net income (loss) per share:

Basic	$0.02	$(0.13)	$(0.22)	$(0.45)

Diluted	$0.02	$(0.13)	$(0.22)	$(0.45)

For the three months ended September 30, 2007, 865,349 options outstanding were not included in the computation of diluted net income per share for the Company because the effect would be anti-dilutive. As the Company recognized a net loss for the three months ended September 30, 2006, and the nine months ended September 30, 2007 and 2006, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three months ended September 30, 2006, 4,097,852 options outstanding were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive. For the nine months ended September 30, 2007, and 2006, respectively, 2,953,372 and 4,038,095 options outstanding were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

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

Future minimum lease payments under operating leases are as follows (in thousands):

2007 (remainder)	$139
2008	555
2009	324
$1,018

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

Other Agreements

The Company has entered into various agreements with clinical consultants and clinical research organizations to perform clinical studies on its behalf and, at September 30, 2007, its remaining commitment under these agreements totaled $57.5 million. The Company has remaining commitments under various general and administrative services agreements totaling $422,000 at September 30, 2007. The Company has also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at September 30, 2007, its remaining commitment under these agreements totaled $4.1 million. In addition, the Company has entered into marketing promotion agreements for its erectile dysfunction product, MUSE. At September 30, 2007, its remaining commitment under the MUSE agreements totaled $558,000.

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of its products and to certain of our clinical research organizations and investigator sites. Historically, costs related to these indemnification provisions have not been significant and the Company is unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

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

13. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the first nine months of 2007 and 2006, sales to significant customers as a percentage of total revenues were as follows:

	2007	2006
Customer A	47%	55%
Customer B	14%	6%
Customer C	12%	14%
Customer D	22%	15%

The Company relies on third party sole-source manufacturers to produce its clinical trial materials, components and raw materials. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality. Several of the Company’s manufacturers are sole-source manufacturers where no alternative suppliers exist. In the three months ended September 30, 2007, the Company’s sole-source manufacturer of Qnexa Phase 3 clinical supplies represented 28% of the Company’s total research and development expenses.

14. RESEARCH AND DEVELOPMENT

Research and development expenses including advertising for clinical trials and patient recruitment costs are expensed as incurred.

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

16. RELATED PARTY TRANSACTIONS

Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as our outside corporate counsel since our formation and has received compensation at normal commercial rates for these services. In the first nine months of 2007 and 2006, we paid $699,000 and $458,000, respectively, to Wilson Sonsini Goodrich & Rosati.

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

On November 14, 2006, the Company received a letter from Manatt, Phelps & Phillips LLP (“Manatt”) on behalf of Acrux DDS Pty Ltd., FemPharm PTY Ltd., and Acrux Limited (collectively “Acrux”) notifying the Company of an alleged dispute under the Testosterone (“Luramist”) and Estradiol (“Evamist”) Development Agreements (the “Acrux Agreements”) between the Company and Acrux. Since that time the Company and Acrux have corresponded regarding the alleged dispute. The claims relating to Evamist have not progressed further, but, to date, such claims have not been formally withdrawn. Per the terms of the Company’s Asset Purchase Agreement with K-V, the license with Acrux related to Evamist is sublicensed to K-V. Although the Company has sublicensed its rights under the Acrux Agreement related to Evamist to K-V, it will continue to have certain obligations under this license in the event that K-V does not satisfy the requirements under the sublicense agreement. The Company believes that it has a meritorious defense to the claims made by Acrux in connection with the alleged dispute; however, in the event that Acrux should prevail in this matter relating to Evamist it could have a material adverse effect on the Company’s business, financial condition and results of operations, including the possible payment of liquidated damages up to the amount paid by K-V for Evamist.

On November 5, 2007, the Company’s legal counsel received a demand for arbitration under the Acrux Agreements regarding Luramist. Acrux’s demand seeks a reversion of all rights assigned to the Company regarding Luramist, monetary damages, a portion of a milestone payment for Luramist under the Acrux Agreements and declaratory relief. The Company believes that it is in compliance with all material aspects of the Acrux Agreements including those related to Luramist and that it currently does not owe damages or any milestone payment under the Acrux Agreements. If the Company is unable to resolve these Luramist related claims with Acrux, the Company intends to seek to enforce its rights under the Acrux Agreements in arbitration.  Development and commercialization of Luramist continues. The Company believes that it has a meritorious defense to the claims made by Acrux in connection with the alleged dispute; however, in the event that Acrux should prevail in this matter relating to Luramist, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

VIVUS, Inc. is a pharmaceutical company dedicated to the development and commercialization of therapeutic products for large underserved markets of obesity and sexual health using patented proprietary formulations and novel delivery systems and by seeking new indications for previously approved pharmaceutical products. To date, through employment of this strategy we have one commercial product and several development-stage products that address these markets. In these sectors patients seek more effective treatment options with fewer side effects. With respect to obesity, analysts estimate that this potential market could exceed $5 billion annually. The indications targeted by VIVUS’ sexual health products each represent a projected market greater than $1 billion annually.

In 1997, we launched MUSE (alprostadil) in the United States and, together with our partners, internationally. We market MUSE as a prescription product for the treatment of erectile dysfunction. We are currently advancing three late-stage clinical products, each addressing specific components of the obesity and sexual health markets. Two of these investigational products are being prepared to enter Phase 3 clinical trials, and for one product we have initiated a Phase 3 study under a Special Protocol Assessment (SPA) with the FDA.

On November 8, 2007, we initiated the first of two pivotal Phase 3 studies of Qnexa in obese patients. The EQUIP study (OB-302) will enroll morbidly obese patients with Body Mass Index (“BMI”) that equals or exceeds 35. The co-primary endpoints for these studies will evaluate the differences between treatments from baseline to the end of the treatment period, in mean percent weight loss and in the percentage of subjects achieving weight loss of 5% or more. All Phase 3 studies will utilize our novel once-a-day formulation of Qnexa, which at full strength, contains 15 mg phentermine immediate release and 92 mg topiramate controlled release. Pharmacokinetic-Pharmacodynamic (PK/PD) studies have confirmed that the once-a-day formulation is comparable to the twice-a-day formulation used in the Phase 2 study.

Our late-stage investigational product pipeline includes:

•                     QnexaTM for treating obesity, for which a Phase 3 study has been initiated;

•                     LuramistTM (Testosterone MDTS®) is being developed to treat hypoactive sexual desire disorder in women, for which a Phase 2 study has been completed; and

•                     Avanafil is being developed for the treatment of erectile dysfunction; for which Phase 2 studies have been completed.

Another of our investigational products, EvamistTM, a metered dose transdermal estradiol spray approved for the treatment of vasomotor symptoms associated with menopause, was sold to K-V Pharmaceutical Company (“K-V”) on May 15, 2007. We had completed Phase 3 studies for Evamist in May 2006 and a New Drug Application (“NDA”) was approved by the FDA on July 27, 2007.

On March 30, 2007, we announced that we had entered into a definitive agreement with K-V to transfer certain of our assets and grant a sublicense under our exclusive rights to certain patents and know-how related to Evamist pursuant to our

Estradiol Development and Commercialization Agreement with FemPharm Pty Ltd. and Acrux DDS Pty Ltd. (together, “Acrux”), dated February 12, 2004, as amended (the “Acrux Agreement”) to K-V (the “Transaction”).

On May 15, 2007, the Transaction closed. Under the terms of the Transaction, we received an upfront payment of $10.0 million upon the closing. On August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V and on August 8, 2007, we received a $140.0 million milestone payment from K-V. K-V also paid $1.5 million of the $3.0 million product approval milestone payment due to Acrux upon approval of Evamist. In connection with the Transaction, in order to obtain Tanabe’s release of liens against the Evamist assets and intellectual property, we repaid the Tanabe line of credit. We are also eligible to receive certain one-time milestone payments from K-V totaling to $30.0 million based on achieving certain annual net sales thresholds for Evamist.

Our Future

Our goal is to build a successful pharmaceutical company through the development and commercialization of innovative proprietary products. We intend to achieve this by:

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

We have funded operations primarily through private and public offerings of our common stock and through product sales of MUSE. We expect to generate future net losses due to increases in operating expenses as product candidates are advanced through the various stages of clinical development. In connection with the sale of Evamist, we received $150.0 million. The sale of Evamist was a unique transaction. As discussed in Note 10: “Sale of Evamist Product”, an initial $10.0 million was paid at closing and $140.0 million was paid upon FDA approval of Evamist. These payments are non-refundable and have been recorded as deferred revenue and will be recognized as license and other revenue ratably over a 21.5-month period, from August 1, 2007 to May 15, 2009, which is the remaining term of a license to improvements to the MDTS applicator. As compared to revenues from product sales, license and other revenue will be significant on a quarterly basis until all of the revenue from the sale of Evamist is recognized, currently expected to be May 2009. Since the $150.0 million has been received and we have no related contingencies, the future recognition of revenue and the corresponding reduction of deferred revenue related to the Evamist sale will have no impact on our cash flows from operations in future periods through May 2009. As of September 30, 2007, we have incurred a cumulative deficit of $180.2 million and expect to incur operating losses in future years.

Year-to-Date 2007

Highlights year to date include:

•                  Sale of Evamist Rights to K-V Pharmaceutical Company — In March 2007, we executed an Asset Purchase Agreement to transfer our assets and grant a sublicense of our rights under the Acrux Agreement related to Evamist to K-V and in May 2007 we closed the transaction. At the closing, we received a cash payment of $10.0 million. On July 27, 2007, we received FDA approval for Evamist and on August 8, 2007, we received the additional $140.0 million milestone payment from K-V.

•                  Appointment of Vice President and Chief Accounting Officer — In February 2007, we promoted Lee B. Perry to the position of Vice President and Chief Accounting Officer. His responsibilities will include oversight of the Company’s accounting operations and systems, external reporting, financial planning and analysis, cost accounting, internal controls, taxation and risk management. Mr. Perry has over 30 years of experience in corporate finance and operations and public accounting. For the past twenty years he has held senior financial positions in life sciences and manufacturing industries.

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

•                  Initiated Phase 2 diabetes study with Qnexa — In June 2007, we announced that we have initiated a 28-week Phase 2 study with Qnexa in obese patients with type 2 diabetes.

•                  Completed Proprietary Formulation Development of Qnexa — In June 2007, we completed the formulation development of a proprietary formulation of Qnexa as a once-a-day pill to be used in our Phase 3 program for the treatment of obesity

•                  Completed SPA Process for Qnexa Phase 3 Studies — In November 2007, we announced that we had successfully concluded communications with the FDA under the SPA process regarding key elements of the pivotal Phase 3 clinical trials of Qnexa for the treatment of obesity and weight-related co-morbidities.

•                  Initiated Pivotal Phase 3 Trial in Obese Patients and Announced Qnexa Dose — In November, 2007, we initiated the first of two pivotal Phase 3 studies of Qnexa, the EQUIP study.

Our Product Pipeline

We currently have three research and development programs targeting obesity and sexual health:

Product	Indication	Status	Patent Expiry and Number
Qnexa (phentermine and topiramate)	Obesity	Phase 3 ongoing	2019 (US 7,056,890 B2)
Luramist (Testosterone MDTS)	Hypoactive sexual desire disorder (HSDD)	Phase 2 completed	2017 (US 6,818,226)
Avanafil (PDE5 inhibitor)	Erectile dysfunction (ED)	Phase 2 completed	2020 (US 6,656,935)

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

Qnexa

Qnexa is our proprietary oral investigational product candidate for the treatment of obesity, incorporating low doses of active ingredients from two previously approved products, topiramate and phentermine. By combining each of these compounds, we believe Qnexa can simultaneously address excessive appetite and high threshold for satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. Qnexa is a once-a-day pill containing a proprietary formulation of controlled release topirmate and phentermine, which will be evaluated in our Phase 3 program for the treatment of obesity.

Previously, we reported results from a Phase 2 double blind, randomized, and placebo-controlled clinical trial conducted at Duke University, in which patients on Qnexa lost, on average, 25.1 pounds as compared to patients in the placebo group, who lost 4.8 pounds. This trial involved 200 subjects, 159 women and 41 men with an average approximate age of 40 and a mean body mass index (BMI) of 38.6. (A BMI of > 30.0 is classified as obese per guidelines from the U.S. Department of Health and Human Services.) Patients completing the 24-week treatment period lost on average approximately 11% of baseline body weight, as compared to an average 2.8% in the placebo group. The difference between the Qnexa arm and the placebo arm was statistically significant. Qnexa was well tolerated in this trial. The study completion rate for patients on Qnexa over the 24-week treatment period was 92%, as compared to 62% for patients in the placebo group. Adverse events occurring in greater than 10% in the Qnexa arm as compared to placebo included paresthesia (mild tingling of the extremities), altered taste,  increased urinary frequency and headache. There were no dropouts in the Qnexa arm due to serious or severe adverse events.

The Phase 2 study also demonstrated significant improvements in patients’ quality of life (QoL), such as self-esteem, public distress and physical function when treated with Qnexa. Treatment with topiramate alone showed no improvement in any aspects of quality of life despite significant weight loss. These results suggest that the component of phentermine increases the tolerability of topiramate, which was the scientific rationale for combining these two agents at low doses for the treatment of obesity and related co-morbidities.

In addition, Qnexa treated subjects had a significant reduction of waist circumference, triglycerides, systolic blood pressure, C-reactive protein and total cholesterol compared to patients in the placebo group. These secondary findings suggest that Qnexa may improve several important metabolic disease risk factors in obese patients. According to the American Heart Association, “The metabolic syndrome is characterized by a group of metabolic risk factors in one person.” Such factors include but are not limited to abdominal obesity, and blood fat disorders that foster plaque buildup in artery walls including: high triglycerides, low HDL cholesterol, high LDL cholesterol, and elevated blood pressure. People with metabolic syndrome have an increased risk of coronary heart disease and other conditions that result from the buildup of plaque in artery walls (e.g., stroke and peripheral vascular disease) and type 2 diabetes. The current FDA guidelines state that on its own, metabolic syndrome represents a cluster of laboratory and clinical findings that serve as markers for increased risk for cardiovascular disease and type 2 diabetes, and is prevalent in as much as 25 percent of the adult American population. The FDA does not consider the metabolic syndrome to represent a distinct disease entity or treatment indication. Nonetheless, in addition to lifestyle modification, a host of drug therapies now exist to address individual or multiple components of the syndrome (e.g., lipid altering agents, antihypertensives, insulin sensitizers). A Phase 2 clinical trial is currently underway in obese diabetic patients. We may, in the future, conduct additional studies of Qnexa on these components of metabolic syndrome.

The primary efficacy endpoint for Phase 3 weight loss trials as recommended by the FDA is an assessment of the mean percent reduction in baseline body weight and the proportion of subjects who lose 5% or more of their baseline body weight compared to placebo over a one-year period. Recently issued FDA draft guidelines for obesity products set forth a primary efficacy benchmark in Phase 3 trials of at least 35% of patients achieving 5% weight loss. The weight loss in patients taking the obesity product should also be twice the weight loss of the placebo group. In our Phase 2 trial after 24 weeks, 82% of patients lost 5% of their baseline weight as compared to 14% in the placebo group. In Europe, The Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMEA”) has recommended that demonstration of significant weight loss of at least 10% of baseline weight is considered to be a valid primary endpoint for anti-obesity drugs. In the Phase 2 study after 24 weeks, 50% of the patients on Qnexa lost 10% of their baseline weight as compared to 8% of the patients in the placebo group. The FDA and the Medicines and Healthcare products Regulatory Agency, the regulatory authority in the United Kingdom, require obesity studies to be conducted for at least one year. While the results from our single center Phase 2 trial for six months of treatment meet these guidelines, there can be no assurance that these results can be replicated in a multi-center, one-year, Phase 3 trial, or with a once-a-day controlled release formulation of the product. We completed the development of our once-a-day controlled release formulation of Qnexa prior to the initiation of our Phase 3 clinical trials.

In June 2007, we announced the formation of our Qnexa Scientific Advisory Board (the “Qnexa SAB”), consisting of six well-known experts in the areas of obesity, trial design, psychology and diabetes. We appointed Dr. David Allison, Dr. Nancy Bohannon, Dr. Arthur Frank, Dr. Donna Ryan, Dr. Xavier Pi-Sunyer and Dr. Tom Wadden to the Qnexa SAB. These experts have provided guidance concerning Qnexa Phase 3 clinical trials and are available for continuing consultations.

 Also in June 2007, we announced that the FDA reviewed Qnexa’s current data package and clinical development plan and accepted our overall plans for a Phase 3 clinical development program and the plan to apply for an SPA to support the registration of Qnexa in the United States as a treatment for obesity.

In November 2007, we announced that we had successfully concluded communications with the FDA under the SPA process regarding key elements of the pivotal Phase 3 clinical trials of Qnexa for the treatment of obesity and weight-related co-morbidities. We have reached agreement with the FDA on study design features that will be employed throughout the entire Phase 3 program including the co-primary endpoints of the study, scope and size of the patient population, specific safety assessments, inclusion/exclusion criteria, duration of the trials and the statistical method for analyzing the co-primary study endpoints.

The Phase 3 Qnexa program will include two pivotal, double blind, placebo-controlled, multi-center studies in distinct populations that will compare Qnexa to placebo during a 56-week treatment period. The studies are designed to proactively demonstrate the safety of Qnexa. The first study, known as EQUIP (OB-302), will enroll morbidly obese adult subjects with a body mass index (“BMI”) of 35 or greater with controlled co-morbidities. The second trial, known as CONQUER (OB-303), will enroll overweight and obese adult subjects with BMI’s from 27 to 45 and at least two co-morbid conditions, such as hypertension, dyslipidemia and type 2 diabetes. The co-primary endpoints for these studies will evaluate the differences between treatments in mean percent weight loss from baseline to the end of the treatment period, and the differences between treatments in the percentage of subjects achieving weight loss of 5% or more.

On November 8, 2007, we initiated the first of these two pivotal Phase 3 studies of Qnexa, the EQUIP study. All Phase 3 studies will utilize our novel once-a-day formulation of Qnexa, which at full strength, contains 15 mg phentermine immediate release and 92 mg topiramate controlled release. Pharmacokinetic-Pharmacodynamic (PK/PD) studies have confirmed that the once-a-day formulation is comparable to the twice-a-day formulation used in the Phase 2 study.

The Phase 3 program will also include a six-month confirmatory factorial study, known as EQUATE (OB-301), in obese subjects with BMI’s from 30 to 45. This trial will evaluate two dose levels of Qnexa, compared to both placebo and the individual constituents of the combination. The primary endpoints will be similar to those evaluated in the pivotal studies.

Safety and tolerability of Qnexa will be determined by reporting adverse events, physical exam, clinical laboratory data, electrocardiogram, cognitive function tests, psychological assessments, and clinical assessment of clinical laboratory variables. The Phase 3 studies will enroll approximately 4,500 subjects.

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

There are no FDA-approved medical treatments for HSDD; however, we noted that there were over 1.4 million units prescribed by OB/GYNs for Androgel®, an approved testosterone treatment for hypogonadism in males, in 2006. Intrinsa™, a transdermal testosterone patch, is currently approved and available for sale in Europe.

Double-blind, multi-center, placebo-controlled clinical trials conducted by The Procter & Gamble Company to assess the effects of Intrinsa (a twice-weekly testosterone patch) demonstrated a statistically significant increase in the number of satisfying sexual events in surgically induced menopausal women. In addition, an independent clinical study, conducted by Acrux in 261 patients, demonstrated that transdermally applied testosterone has the ability to improve sexual desire in pre-menopausal women with HSDD.

Our Clinical Candidate

Luramist™ (Testosterone MDTS) is our patent protected, transdermal investigational product candidate being developed for the treatment of HSDD in women. The active ingredient in Luramist is the synthetic version of the testosterone that is present naturally in humans.

Luramist utilizes a proprietary, metered-dose transdermal spray, or MDTS, applicator that delivers a precise amount of testosterone to the skin. We licensed the U.S. rights for this product from Acrux in 2004. The metered spray enables patients to apply a precise dose of testosterone for transdermal delivery. The applied dose dries in approximately 60 seconds and becomes invisible. Acrux’s studies have demonstrated that the Luramist system delivers sustained levels of testosterone in women over a 24-hour period and achieves an increasing number of satisfying sexual events.

We believe that our Luramist product has significant advantages over patches and other transdermal gels that are being developed for this indication. The Luramist spray allows for discreet application, unlike patches that are visible and topical gels that can be messy. We believe that the patented MDTS delivery technology should prevent others from commercializing competitive therapies utilizing a spray delivery technology.

Clinical Status

Previously, we announced positive Phase 2 results for Luramist, which showed a statistically significant improvement in the number of satisfying sexual events in pre-menopausal patients with HSDD. We met with the FDA to share results from our Phase 2 clinical study and to discuss the Phase 3 study requirements for obtaining marketing approval for this indication. We submitted a Phase 3 safety and efficacy protocol under the SPA process and met with the FDA in March 2007 to resolve the issues they raised regarding the details of the protocol. Based on the outcome of this meeting, we plan to submit the Phase 3 program to the FDA in the fourth quarter of 2007 with the objective to complete the SPA process with the FDA.

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

We previously announced positive results from a Phase 2, multicenter, double-blind, randomized, parallel-design study conducted to assess the safety and efficacy of different doses of avanafil for the treatment of ED. Patients in this study were instructed to attempt sexual intercourse 30 minutes after taking avanafil, with no restrictions on food or alcohol consumption. Results showed that up to 84% of avanafil doses resulted in erections sufficient for vaginal penetration, as compared to those who received a dosage of placebo. No serious adverse events were reported during this study.

We previously released the results from an open-label, pharmacokinetic study designed to evaluate the feasibility of allowing avanafil to be taken twice in a 24-hour period. This study compared blood levels of avanafil in healthy volunteer subjects after taking a single dose of avanafil and after taking avanafil every 12 hours for seven days. The results showed no significant plasma accumulation of avanafil after the twice-a-day treatment regimen when compared to the single dose.

We also previously announced the results of a clinical pharmacology study conducted to evaluate the hemodynamic responses (blood pressure and heart rate) to glyceryl trinitrate (“GTN”) in subjects pretreated with placebo, avanafil, and sildenafil citrate (Viagra). Results revealed that avanafil had less impact on blood pressure and heart rate than Viagra. The clinical significance of this data is unknown.

An End-of-Phase 2 meeting with the FDA for avanafil took place in November 2005. We discussed the Phase 2 results and the proposed protocol for the Phase 3 trials. Based on feedback from the FDA at this meeting, we anticipate completing several non-clinical studies prior to the initiation of Phase 3. In December 2006, we filed an SPA for a Phase 3 clinical trial to the FDA. We have received a response to our SPA and we accepted the FDA’s recommendations. We consider this protocol in line with all FDA feedback for SPA and the SPA process for avanafil has been completed.

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

Other Programs

In June 2007, we announced that we have initiated a 28-week Phase 2 study with Qnexa in obese patients with type 2 diabetes. The randomized, double-blind, parallel-designed study will measure the effects of this combination on associated metabolic, cardiovascular, and anthropometric risk factors as well as changes in absolute weight, percent of baseline body weight lost, and a change in waist circumference. Subjects will also have a BMI between 27 and 42. Patients on antidepressants and common psychiatric medications such as SSRI’s or SNRI’s are allowed to participate in the study. The trial has enrolled 210 patients in ten centers nationwide and results from this study are expected by mid-2008.

We have licensed and intend to continue to license from third parties the rights to other products to treat various diseases and medical conditions. We also sponsor early stage clinical trials at various research institutions and intend to conduct early stage proof of concept studies on our own. We expect to continue to use our expertise in designing clinical trials, formulation and product development to commercialize pharmaceuticals for unmet medical needs or for disease states that are underserved by currently approved products. We intend to develop products with a proprietary position or that complement our other products currently under development.

Sale of Evamist to K-V Pharmaceutical Company

On March 30, 2007, we entered into a definitive agreement with K-V, to transfer our assets and grant a sublicense of our rights under the Acrux Agreement related to Evamist to K-V (the “Transaction”). The closing of the Transaction occurred on May 15, 2007. Under the terms of the Transaction, we received an upfront payment of $10.0 million upon the closing. On July 27, 2007, we received FDA approval of the NDA for Evamist. On August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V and on August 8, 2007, K-V paid us the additional $140.0 million milestone payment due upon FDA approval of the Evamist NDA. We may also receive certain one-time payments of up to $30.0 million based on achieving certain annual net sales thresholds for Evamist. In connection with the Transaction, in order to obtain Tanabe’s blanket release of liens against our assets including the Evamist assets and intellectual property, we repaid the Tanabe line of credit.

In May 2006, we announced positive results from the pivotal Phase 3 clinical trial of Evamist. The study showed a statistically significant reduction in the number and severity of moderate and severe hot flashes. We submitted the NDA for Evamist to the FDA in the third quarter of 2006 and made a $1.0 million clinical development milestone payment to Acrux in October 2006 under the terms of our licensing agreement, related to this submission. Upon approval of the NDA for Evamist, a $3.0 million product approval milestone became due and was paid to Acrux in August 2007. Per the terms of the Transaction, K-V paid $1.5 million of this $3.0 million milestone.

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

•       Product Returns:   We have estimated reserves for product returns from wholesalers, hospitals and pharmacies in the United States in accordance with our product returns policy. Our returns policy allows product returns within the period beginning six months prior to and twelve months following product expiration. As of September 30, 2007, the shipments of MUSE in the United States made in 2007, 2006, 2005 and a portion of the shipments in 2004 remain subject to future returns.

We record reserves for anticipated returns of expired product in the United States. We follow this method since reasonably dependable estimates of product returns can be made based on historical experience. There is no right-of-return on expired product sold internationally subsequent to shipment; thus, no returns reserve is needed.

We estimate our return reserve by utilizing historical information and data obtained from external sources, along with the shelf life of the product. We track the actual returns on a lot-by-lot basis along with date of production and date of expiration. We review the actual returns experience for trends. We calculate our returns reserve by applying an estimated return rate to the quantity of units sold that is subject to future return. We routinely assess our experience with product returns and adjust the reserves accordingly. Revisions in returns estimates are charged to income in the period in which the information that gives rise to the revision becomes known.

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

License and Other Revenue:   We recognize license revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition. When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). In accordance with EITF 00-21, we recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements, or such elements are insignificant. Application of this standard requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

Revenue from non-refundable, upfront license fees where we have continuing involvement is recognized ratably over the development or agreement period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements.

On May 15, 2007, we closed our transaction with K-V Pharmaceutical Company (“K-V”) for the sale of our product candidate, Evamist, a metered dose transdermal spray for the treatment of menopause symptoms. At the time of the sale, Evamist was an investigational product and was not yet approved by the FDA for marketing. The sale transaction contained multiple deliverables, including: the delivery at closing of the Evamist assets (mainly raw material inventory and certain fixed assets), a grant of a sublicense of our rights under a license related to Evamist, and a license to the MDTS applicator; the delivery upon receipt of regulatory approval of Evamist, along with all regulatory submissions; and, lastly, the delivery after FDA approval of certain transition services and a license to improvements to the MDTS applicator. We received approval from the FDA to market Evamist on July 27, 2007 (“FDA Approval”), and on August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V.

We received an upfront payment of $10.0 million in May 2007 upon the closing and received an additional $140.0 million milestone payment in August 2007 upon FDA Approval. These payments are non-refundable.

We evaluated this multiple deliverable arrangement under EITF Issue 00-21 to determine whether the deliverables are divided into separate units of accounting.

Upon FDA Approval, the two remaining deliverables are the transition services to be performed under the Transition Services Agreement (“TSA”) and a license to improvements to the MDTS applicator (“Improvement License”) during the two-year period commencing with the closing, or May 15, 2007, and ending on May 15, 2009. We are able to establish fair value for the TSA.

As it relates to the Improvement License, no specific value was assigned in the agreement. We have no obligation to develop improvements to the MDTS applicator and have no plans to expend significant resources in this endeavor. However, as required under EITF Issue 00-21, we do not have objective, reliable evidence of fair value or evidence of inconsequential value to the customer of the Improvement License. Accordingly, the delivered items, together with the undelivered items, are bundled together and are treated as one unit of accounting

As a result, the initial $10.0 million paid at closing and the $140.0 million paid upon FDA Approval have been recorded as deferred revenue and will be recognized as license revenue, together with the future billings under the TSA, if any, ratably over the remaining 21.5-month term of the Improvement License, from August 1, 2007 to May 15, 2009. The revenue related to the transaction recognized in the third quarter of 2007 is $14.0 million and such revenue in future quarters is expected to be recognized as follows (in thousands):

Quarter ending	License revenue
December 31, 2007	$20,930
March 31, 2008	$20,930
June 30, 2008	$20,930
September 30, 2008	$20,930
December 31, 2008	$20,930
March 31, 2009	$20,930
June 30, 2009	$10,465

We may also receive milestone payments of up to $30.0 million based upon sales of Evamist through the term of the agreements. Revenue associated with these performance milestones will be recognized when they are earned and collectiblity is reasonably assured.

Research and Development Expenses

Research and development (“R&D”) expenses include license fees, related compensation, consultants fees, facilities costs, administrative expenses related to R&D activities and clinical trial costs at other companies and research institutions under agreements which are generally cancelable, among other related R&D costs. We also record accruals for estimated on-going clinical trial costs. Clinical trial costs represent costs incurred by clinical research organizations, or CROs, and clinical sites. These costs are recorded as a component of R&D expenses. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

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

Income Taxes

We make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

As part of the process of preparing our condensed consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets.

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of September 30, 2007, it was not considered more likely than not that our deferred tax assets would be realized with the exception of certain net operating loss and tax credit carryforwards used to offset the effect of the Evamist taxable gain.

The provision for income taxes in the amount of $4.4 million for the three months ended September 30, 2007 relates to the U.S. alternative minimum tax (“AMT”) and state income taxes. The utilization of tax loss carryforwards is limited in the calculation of AMT and as a result, a federal tax charge was recorded in the three months ended September 30, 2007. The current AMT liability is available as a credit against future tax obligations upon the full utilization or expiration of the Company’s net operating loss carryforward. The provision for income taxes for the three months ended September 30, 2007 was prepared on a discrete quarterly basis, as a yearly effective tax rate was not considered a reliable estimate for the current quarter provision. This provision reflects tax recognition of the entire $150.0 million in non-refundable payments we received from K-V in the second and third quarters of fiscal 2007 for the sale of Evamist (see Note 10: “Sale of Evamist Product”).

As of September 30, 2007, we believed that the amount of the deferred tax assets recorded on our balance sheet would not ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we cannot recover our deferred tax assets.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN No. 48 on January 1, 2007 was recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN No. 48, we recognized a decrease of approximately $1.2 million in our income tax liability, which resulted in a decrease of $1.2 million in accumulated deficit. See Note 9: “Income Taxes” to the unaudited notes to condensed consolidated financial statements included in this Form 10-Q for a discussion of the impact of adopting FIN No. 48 on January 1, 2007.

Inventories

We record inventory reserves for estimated obsolescence, unmarketable or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In 2006, we recorded a $764,000 inventory write-down related to the purchase of alprostadil, considered to be in excess of projected production needs. During the quarter ended September 30, 1998, we established significant reserves against our inventory to align with new estimates of expected future demand for MUSE. In the second quarter of 2007, we disposed of $2.4 million of fully reserved alprostadil which had no impact on cost of goods sold. As of September 30, 2007, the remaining inventory reserve balance is $1.6 million relating to raw materials and components. In the first quarter of 2005, we determined that we likely would continue to use some portion of the fully reserved component parts inventory in production. When we record inventory reserves, we establish a new, lower cost basis for the inventory for accounting purposes. Accordingly, to the extent that this fully reserved inventory was used in production in the first nine months of 2007 and 2006, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold.

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

We recorded $910,000 and $2.8 million of share-based compensation expense for the quarter and nine months ended September 30, 2007, respectively, and $547,000 and $1.6 million of share-based compensation expense for the quarter and nine months ended September 30, 2006, respectively. Share-based compensation expense is allocated among cost of goods sold and manufacturing, research and development and selling, general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of adopting this Statement.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the effect, if any, that the adoption of SFAS 157 will have on our financial position and results of operations.

In June 2007, the FASB ratified EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, which requires nonrefundable advance payments for future R&D activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. Earlier application is not permitted. EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We are currently evaluating the effect, if any, that the adoption of EITF 07-03 will have on our financial position and results of operations.

RESULTS OF OPERATIONS

Executive Overview

For the three months ended September 30, 2007, we reported net income of $1.3 million, or $0.02 net income per share, as compared to a net loss of $6.2 million, or $0.13 net loss per share, during the same period in 2006. The net income in the third quarter of 2007 as compared to the net loss in the third quarter of 2006 is primarily due to the amortization of the deferred license revenue earned due to the sale of Evamist to K-V in May 2007. The increase in revenue was partially offset by an increase in operating expenses in the third quarter of 2007 as compared to the same period in 2006.

In connection with the sale of Evamist, we received $150.0 million. The sale of Evamist was a unique transaction. As discussed in Note 10: “Sale of Evamist Product”, an initial $10.0 million was paid at closing and $140.0 million was paid upon FDA approval of Evamist. These payments are non-refundable and have been recorded as deferred revenue and will be recognized as license and other revenue ratably over a 21.5-month period, from August 1, 2007 to May 15, 2009, which is the remaining term of a license to improvements to the MDTS applicator. As compared to revenues from product sales, license and other revenue will be significant on a quarterly basis until all of the revenue from the sale of Evamist is recognized, currently expected to be May 2009. Since the $150.0 million has been received and we have no related contingencies, the future recognition of revenue and the corresponding reduction of deferred revenue related to the Evamist sale will have no impact on our cash flows from operations in future periods through May 2009.

The revenue related to the transaction recognized in the third quarter of 2007 is $14.0 million and the revenue in future quarters is expected to be recognized as follows (in thousands):

Quarter ending	License revenue
December 31, 2007	$20,930
March 31, 2008	$20,930
June 30, 2008	$20,930
September 30, 2008	$20,930
December 31, 2008	$20,930
March 31, 2009	$20,930
June 30, 2009	$10,465

With the exception of income generated from the revenue recognition of the $150.0 million received from K-V, we may have continued losses in future years, depending on the timing of our research and development expenditures, because we expect MUSE sales to remain steady and we plan to continue to invest in clinical development of our current research and development product candidates to bring those potential products to market.

Revenue.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
	(In thousands, except percentages)
United States product, net	$4,075	$3,348	22%	7,572	$6,948	9%
International product	944	567	66%	3,003	1,643	83%
Other revenue	14,069	116	12,028%	14,300	347	4,021%
Total revenues	$19,088	$4,031	374%	$24,875	$8,938	178%

Product revenues for the quarters ended September 30, 2007 and September 30, 2006, were $5.0 million and $3.9 million, respectively. In the nine months ended September 30, 2007 and September 30, 2006, product revenues totaled $10.6 million and $8.6 million, respectively.

The increase in U.S. product revenues in both the three and nine months ended September 30, 2007 as compared to the same periods in 2006 is primarily due to increases in domestic shipments of MUSE and a price increase in 2007. In addition, in the third quarters of 2007 and 2006, revenue increased due to adjustments to our sales allowances of $519,000 and $238,000, respectively. The increase in international revenue in both the three and nine months ended September 30, 2007 as compared to the same periods in 2006 was due to the timing of orders from our international partners. The increase in MUSE domestic shipments is a result of fluctuations in inventory levels at the wholesale level and is not indicative of any trend.

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

Although the demand for MUSE has stabilized, given the loss of coverage under Medicare Part D and the volatility seen in the domestic credit markets, we are not able to anticipate if wholesalers will continue their historical pattern of making purchases in the fourth quarter that exceed expected quarterly demands. If wholesalers do not repeat this pattern of purchasing quantities of MUSE that exceed quarterly demands, revenues from the sale of MUSE in 2007 may be lower as compared to 2006.

On March 30, 2007, we announced that we had entered into a definitive agreement with K-V, to transfer our assets and grant a sublicense of our rights under the Acrux Agreement related to Evamist to K-V (the “Transaction”). The closing of the Transaction occurred on May 15, 2007 and on July 27, 2007, we received FDA approval of the Evamist NDA. An initial $10.0 million was paid at closing and $140.0 million was paid upon FDA Approval. These payments have been recorded as deferred revenue and will be recognized as revenue ratably over the remaining 21.5-month term of the Improvement License, from August 1, 2007 to May 15, 2009.

Cost of goods sold and manufacturing.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
	(In thousands, except percentages)
Cost of goods sold and manufacturing	$2,736	$2,627	4%	$8,498	$8,542	(1)%

Cost of goods sold and manufacturing (“cost of goods sold”) in the third quarter of 2007 increased $109,000, or 4%, to $2.7 million, as compared to $2.6 million for the third quarter of 2006, and in the nine months ended September 30, 2007 remained constant at $8.5 million as compared to the same period last year.

Cost of goods sold increased in the three months ended September 30, 2007 as compared to the same period of 2006 primarily due to increased stock-based compensation charges of $63,000 in the quarter ended September 30, 2007 as compared to the same period last year. In the nine months ended September 30, 2006, cost of goods sold were higher due to a $764,000 inventory write-down taken in the first quarter of 2006 related to the purchase of alprostadil considered to be in excess of projected production needs offset by increases to cost of goods sold due to increased international shipments of MUSE in the nine months ended September 30, 2007 as compared to the same period of 2006.

We anticipate cost of goods sold and manufacturing in 2007 will be similar to costs incurred in 2006.

Research and development.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
	(In thousands, except percentages)
Research and development	$8,644	$4,301	101%	$15,610	$11,162	40%

Research and development expenses in the third quarter of 2007 increased $4.3 million, or 101%, to $8.6 million, as compared to $4.3 million for the third quarter of 2006. In the third quarter of 2007, increased Qnexa spending of $4.9 million and non-project related spending of $117,000 were partially offset by decreases in other clinical trial and project activity of $704,000 (primarily a $478,000 decrease in ALISTA project related spending, due to the completion of clinical trial activities in 2006), as compared to the third quarter of 2006. In the three months ended September 30, 2007, we spent $2.4 million on Qnexa Phase 3 clinical supplies and formulation work performed by our sole-source manufacturer which represented 28% of our total research and development expenses.

In the nine months ended September 30, 2007 research and development expenses increased $4.4 million, or 40%, to $15.6 million, as compared to $11.2 million in the same period last year. This increase was primarily the result of a $3.9 million net increase in project related spending (including increased spending of $7.1 million for Qnexa partially offset by decreased spending of $1.7 million for Evamist and $1.5 million for ALISTA) and a net increase of $538,000 in non-project related spending (primarily due to increases of $209,000 in stock compensation expense and $160,000 in patent related legal fees) in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006. Evamist and ALISTA clinical trial activities ended in 2006 and consequently, aside from the $1.5 million milestone payment made to Acrux in August 2007 for the approval of Evamist, there was little spending on these projects in 2007.

We anticipate that our research and development expenses will continue to increase significantly in 2007, as we continue to advance the clinical program for Qnexa for the treatment of obesity and our other programs. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and preclinical studies. If we are successful in obtaining FDA regulatory approval for any new product candidates being developed through our research and development efforts, we do not expect to recognize revenue from sales of any such new products, if any, for several years.

We filed an NDA for Evamist with the FDA in the third quarter of 2006 and in October 2006 made a $1.0 million clinical development milestone payment to Acrux under the terms of our licensing agreement related to this filing, which was expensed in the third quarter of 2006. On July 27, 2007, the FDA approved the NDA for Evamist. K-V paid $1.5 million of the $3.0 million product approval milestone payment made to Acrux in August 2007 for the approval of the NDA for Evamist.

Selling, general and administrative.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	2007 vs. 2006	2007	2006	2007 vs. 2006
	(In thousands, except percentages)
Selling, general and administrative	$3,691	$3,510	5%	$11,988	$10,678	12%

Selling, general and administrative expenses in the three months ended September 30, 2007 of $3.7 million increased $181,000, or 5% as compared to the three months ended September 30, 2006. In the quarter ended September 30, 2007, this increase is primarily due to $241,000 in additional stock compensation expense and a net increase of $140,000 in other selling, general and administrative expenses, partially offset by decreases in corporate legal expense of $114,000 and MUSE related marketing expenses of $86,000, as compared to the quarter ended September 30, 2006.

In the nine months ended September 30, 2007 selling, general and administrative expenses increased $1.3 million, or 12% to $12.0 million as compared to the same period in 2006. In the nine months ended September 30, 2007, the increase is primarily due to an incremental increase in corporate general and administrative expenses of $1.1 million (primarily attributable to increased stock compensation expense of $804,000) and MUSE related sales and marketing expenses of $249,000, as compared to the nine months ended September 30, 2006.

Interest income and expense.

Interest income for the quarter ended September 30, 2007 was $1.8 million, as compared to $398,000 for the quarter ended September 30, 2006, and $3.3 million for the nine months ended September 30, 2007, as compared to $1.1 million for the nine months ended September 30, 2006. The increase in interest income is primarily due to the increase in our average investment cash balance (due to the receipt of the $140.0 million payment from K-V in August 2007) from the three and nine months ended September 30, 2006 as compared to the same periods in 2007.

Interest expense for the quarter ended September 30, 2007 was $125,000 as compared to $145,000 during the same period last year and $409,000 in the nine months ended September 30, 2007 as compared to $448,000 during the same period last year. On April 24, 2007, in connection with the sale of Evamist to K-V, we paid off the $6.7 million outstanding balance on the Tanabe line of credit, including all accrued interest and terminated the line of credit.

Provision for income taxes.

Provision for income taxes for the quarter ended September 30, 2007 was $4.4 million, as compared to $6,000 for the quarter ended September 30, 2006, and $4.4 million for the nine months ended September 30, 2007, as compared to $18,000 for the nine months ended September 30, 2006. The provision for income taxes in the amount of $4.4 million for the three and nine months ended September 30, 2007 relates to the U.S. AMT and state income taxes, while the provision for the three and nine months ended September 30, 2006 relates to state income taxes. The utilization of tax loss carryforwards is limited in the calculation of AMT and as a result, a federal tax charge was recorded in the three months ended September 30, 2007. This provision reflects tax recognition of the entire $150.0 million in non-refundable payments we received from K-V in the third quarter of fiscal 2007 for the sale of Evamist.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Unrestricted cash, cash equivalents and available-for-sale securities totaled $189.0 million at September 30, 2007, as compared to $58.9 million at December 31, 2006. The increase in cash, cash equivalents and available-for-sale securities of $130.1 million is the net result of the $150.0 million received from the K-V transaction, cash provided by operating activities, partially offset by cash used for investing and financing activities for the first nine months of 2007. Included in these amounts are cash receipts from the collection of amounts owed at December 31, 2006 from customers as measured by a decrease of $2.7 million in accounts receivable, and $1.7 million from exercises of stock options, offset by the $6.7 million payoff of the Tanabe loan.

Since inception, we have financed operations primarily from the issuance of equity securities. Through September 30, 2007, we raised $227.3 million from financing activities, received $150.0 million from the sale of Evamist and had an accumulated deficit of $180.2 million at September 30, 2007.

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

Accounts Receivable. Accounts receivable (net of allowance for doubtful accounts) at September 30, 2007 was $1.7 million, as compared to $4.4 million at December 31, 2006. The 60% decrease in the accounts receivable balance at September 30, 2007 is primarily due to the collection of accounts receivable outstanding at December 31, 2006. Currently, we do not have any significant concerns related to accounts receivable or collections.

Liabilities. Total liabilities were $159.3 million at September 30, 2007, $134.2 million higher than at December 31, 2006. The change in total liabilities includes a $136.0 million net increase in deferred revenue due to $150.0 million in deferred license revenue received from K-V on the sale of Evamist (offset by the recognition of $14.0 million of this deferred license revenue during the nine months ended September 30, 2007), a $3.3 million increase in accounts payable due to the timing of payments for goods and services supporting the development effort for Qnexa, a $2.3 million increase in income taxes payable (includes an increase of $3.5 million in federal and state taxes related to the Evamist license revenue, partially offset by a $1.2 million decrease, as a result of the implementation of FIN No. 48), and a reduction in notes payable, primarily due to the $6.7 million payoff of the Tanabe loan in the second quarter of 2007. The deferred revenue balance primarily results from the K-V transaction and the related amortization over time of the revenue based on the receipt of the cash. Deferred revenue is a non-cash liability and does not represent any future obligations on our part.

We have entered into manufacturing agreements with suppliers to purchase raw materials. As of September 30, 2007, our remaining commitment under these agreements is to purchase a minimum of $3.1 million of product from 2006 through 2011. In the first quarter of 2006, we recorded a $764,000 inventory write-down related to the purchase of alprostadil considered to be in excess of projected production needs. Should our inventory of raw materials exceed our future production needs, it may be necessary to write-off additional excess inventory.

In February 2004, we entered into exclusive licensing agreements with Acrux Limited and a subsidiary of Acrux under which we have agreed to develop and commercialize Luramist and Evamist in the United States for various female health applications. Under the terms of the agreements, we agreed to pay to Acrux combined licensing fees of $3.0 million, up to $4.3 million for the achievement of certain clinical development milestones, up to $6.0 million for achieving product approval milestones, and royalties on net sales in the United States upon commercialization of each product. We made a $1.0 million clinical development milestone payment to Acrux in October 2006 related to the submission of an NDA to the FDA for Evamist and we made an additional $3.0 million product approval milestone payment for the approval of this NDA in August 2007. Per the terms of our Asset Purchase Agreement with K-V for the sale of our Evamist product, K-V paid $1.5 million of this milestone obligation.

Operating Activities. Our operating activities provided $134.0 million of cash (mainly from the receipt of the $150.0 million in cash received from K-V in the second and third quarters of 2007) and used $18.2 million of cash during the nine months ended September 30, 2007 and 2006, respectively. During the first nine months of 2007, our net operating loss of $12.7 million was offset by the deferral of $136.0 million of license revenue due to the receipt of $150.0 million from K-V for the sale of Evamist, a $3.3 million increase in accounts payable due to the timing of payments, a $2.7 million reduction in our accounts receivable, due to the collection of monies owed to us, $2.8 million in non-cash stock-based compensation expense, and a $3.5 million increase in income taxes payable related to the Evamist license revenue. In addition, the increase in prepaid and other assets increased our use of operating cash by $1.7 million in the nine months ended September 30, 2007. During the first nine months of 2006, our net operating loss of $20.8 million was partially offset by a $5.3 million reduction in our accounts receivable due to the collection of monies owed to us, which in turn was offset by use of cash to pay accrued research, clinical and licensing fees of $3.0 million.

Investing Activities. Our investing activities used $13.8 million and $3.8 million in cash during the nine months ended September 30, 2007 and 2006, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities. In addition, during the first quarter of 2006, we provided Crown Bank with a $700,000 Certificate of Deposit as security for the loan agreement we entered into with them on January 4, 2006.

Financing Activities. Financing activities used $3.6 million and provided $18.6 million during the nine months ended September 30, 2007 and 2006, respectively. In the first nine months of 2007, the cash used by financing activities was primarily due to the $6.7 million payoff of the Tanabe loan in the second quarter of 2007, partially offset by $1.7 million in proceeds from the exercise of stock options. In the first nine months of 2006, the cash provided by financing activities is primarily due to the $12.0 million net proceeds from the registered direct sale of 3,669,725 shares of common stock on May 10, 2006 at a price of $3.27 per share, and the $5.3 million net proceeds from the Crown Bank loan we entered into on January 4, 2006.

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

On December 22, 2005, we purchased from our landlord our principal manufacturing facility, which was previously leased, for $7.1 million. The purchase price was funded in part by $3.3 million, which was being held by the landlord as cash collateral for renovations to the facility upon the termination of the lease and the remainder with cash. On January 4, 2006, we obtained a $5.4 million loan from Crown Bank, N.A. (“Crown”). The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for these Agreements. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 9.25% and 8.25% for the first nine months of 2007 and 2006, respectively.

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

•                  the level of resources devoted to sales and marketing capabilities; and

•                  the activities of competitors.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs through 2008. However, we anticipate that we may require additional funding to continue our research and product development programs, to conduct preclinical studies and trials, for operating expenses, to pursue regulatory approvals for our product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, and we may require additional funding to establish additional manufacturing and marketing capabilities in the future. In particular, we expect to make other substantial payments to Acrux and Tanabe, in accordance with our agreements with them in connection with the licensing of certain compounds. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales. Similar to the transaction with Evamist we may consider divesting any of our products in development or our commercial product in order to raise additional funding. We may seek to access the public or private equity markets whenever conditions are favorable. The sale of additional equity securities would result in additional dilution to our stockholders. We may also seek additional funding through strategic alliances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or product candidates. To the extent that we are unable to obtain third party funding for such expenses, we expect that increased expenses may result in future losses from operations. We are continually evaluating our existing portfolio and we may choose to divest or spin-off one or more of our products or product candidates at any time. We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2007 and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. These do not include milestones or future interest expense and assume non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Payments Due by Period
Contractual obligations	Total	2007 (3 months)	2008-2010	2011-2012	Thereafter
	(in thousands)
Operating leases	$1,018	$139	$879	—	—
Manufacturing and other purchases	8,092	5,247	2,080	$765	—
Clinical trials	57,481	7,943	49,538	—	—
Notes payable	5,202	27	375	315	$4,485
Total contractual obligations	$71,793	$13,356	$52,872	$1,080	$4,485

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

Manufacturing and Other Purchases

Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These include obligations for minimum inventory purchase contracts, research and development, general and administrative services, and media/market research contracts.

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

Other Agreements

We have remaining commitments under various general and administrative services agreements totaling $422,000 at September 30, 2007. We have also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at September 30, 2007, our remaining commitment under these agreements totaled $4.1 million. In addition, we have entered into marketing promotion agreements for MUSE. At September 30, 2007, our remaining commitment under the MUSE agreements totaled $558,000.

Clinical Trials

We have entered into various agreements with clinical consultants, investigators and clinical research organizations to perform clinical trial management and clinical studies on our behalf and, at September 30, 2007, our remaining commitment under these agreements totaled $57.5 million. We make payments to these providers based upon the number of patients enrolled and the length of their participation in the trials. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

Notes Payable

On January 4, 2006, we obtained a $5.4 million loan from Crown. The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for these Agreements. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 9.25% and 8.25% for the first nine months of 2007 and 2006, respectively. As of September 30, 2007, we have a principal balance of $5.2 million remaining on the Crown loan.

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

We have paid upfront licensing fees of $5.0 million to Tanabe and have agreed to make additional payments upon the completion of certain development, regulatory and sales milestones. During the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil, which meets one of the clinical development milestone criteria above. We paid Tanabe $2.0 million in connection with this milestone in 2006. We have further agreed to pay royalties on net sales of products containing avanafil. No payments have been made under this agreement with Tanabe in the first nine months of 2007.

Acrux

In February 2004, we entered into exclusive licensing agreements with Acrux Limited (“Acrux”) and its subsidiary under which we have agreed to develop and, if approved, commercialize Luramist and Evamist in the United States for various female health applications. Acrux’s metered-dose transdermal spray, or MDTS, technology is a patented, simple to use spray that is being developed to deliver testosterone and estradiol effectively to women when applied to the skin. We agreed to grant Acrux’s subsidiary a non-exclusive, royalty-free license outside the United States for any MDTS products containing improvements we have made to the licensed intellectual property and the option to obtain a non-exclusive, worldwide license for our intellectual property related to MDTS products. We have paid $3.0 million in upfront licensing fees to Acrux and have agreed to make additional payments upon the completion of certain development, regulatory and sales milestones. Under the terms of the agreements, we agreed to pay to Acrux combined licensing fees up to $4.3 million for the achievement of certain clinical development milestones, up to $6.0 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization of each product. We have paid $4.8 million in clinical development milestones payments to date, including the $1.0 million milestone payment we made to Acrux in October 2006 related to the submission of an NDA to the FDA for Evamist and the $3.0 million product approval milestone payment for approval of this NDA, which was paid in August 2007. Per the terms of our Asset Purchase Agreement with K-V for the sale of our Evamist product, we granted a sublicense of our rights under the Acrux Agreement related to Evamist to K-V and K-V paid $1.5 million of this $3.0 million obligation. Although we have sublicensed our rights under the Acrux Agreement related to Evamist to K-V, we will continue to have certain obligations under this license in the event that K-V does not satisfy the requirements under the sublicense agreement. See Note 10: “Sale of Evamist Product” to the unaudited notes to condensed consolidated financial statements included in this Form 10-Q for additional information concerning the terms of this agreement and Note 17: “Legal Matters” for further information regarding Acrux.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Indemnifications

In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our products and to certain of our clinical research organizations and investigators sites. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

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

Interest Rate Risk

We are exposed to interest rate risk on our short-term investments. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in highly liquid and high quality government and other debt securities. To minimize our exposure due to adverse shifts in interest rates, we invest in short-term securities and ensure that the maximum weighted average of our maturity of our investments does not exceed 18 months. If a 10% change in interest rates were to have occurred on September 30, 2007, this change would not have had a material effect on the fair value of our investment portfolio as of that date. Due to the short holding period of our investments, we have concluded that we do not have a material financial market risk exposure.

We are also exposed to interest rate risk on the $5.2 million loan payable to Crown Bank, N.A. as of September 30, 2007. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. The interest rate was 9.25% and 8.25% for the first nine months of 2007 and 2006, respectively.

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

On November 14, 2006,we received a letter from Manatt, Phelps & Phillips LLP (“Manatt”) on behalf of Acrux DDS Pty Ltd., FemPharm PTY Ltd., and Acrux Limited (collectively “Acrux”) notifying us of an alleged dispute under the Testosterone (“Luramist”) and Estradiol (“Evamist”) Development Agreements (the “Acrux Agreements”) between VIVUS and Acrux. Since that time VIVUS and Acrux have corresponded regarding the alleged dispute. The claims relating to Evamist have not progressed further, but, to date, such claims have not been formally withdrawn. Per the terms of our Asset Purchase Agreement with K-V, the license with Acrux related to Evamist is sublicensed to K-V. Although we have sublicensed our rights under the Acrux Agreement related to Evamist to K-V, we will continue to have certain obligations under this license in the event that K-V does not satisfy the requirements under the sublicense agreement. We believe that we have a meritorious defense to the claims made by Acrux in connection with the alleged dispute; however, in the event that Acrux should prevail in this matter relating to Evamist it could have a material adverse effect on our business, financial condition and results of operations, including the possible payment of liquidated damages up to the amount paid by K-V for Evamist.

On November 5, 2007, our legal counsel received a demand for arbitration under the Acrux Agreements regarding Luramist. Acrux’s demand seeks a reversion of all rights assigned to VIVUS regarding Luramist, monetary damages, a portion of a milestone payment for Luramist under the Acrux Agreements and declaratory relief. We believe that we are in compliance with all material aspects of the Acrux Agreements including those related to Luramist and that we currently do not owe damages or any milestone payment under the Acrux Agreements. If we are unable to resolve these Luramist related claims with Acrux, we intend to seek to enforce our rights under the Acrux Agreements in arbitration.  Development and commercialization of Luramist continues. We believe that we have a meritorious defense to the claims made by Acrux in connection with the alleged dispute; however, in the event that Acrux should prevail in this matter relating to Luramist, it could have a material adverse effect on our business, financial condition and results of operations.

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

The process of developing new drugs and/or therapeutic products is inherently complex, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. Product candidates that may appear to be promising at all stages of development may not reach the market for a number of reasons. Product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoint due to statistical anomalies even though clinical benefit may have been achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance. Historically, our development efforts have been focused on products for sexual and postmenopausal health. While we have experience in managing Phase 1 through 3 clinical trials in support of various indications, we do not have any experience in managing Phase 3 clinical trials for obesity. There can be no assurance that we will be successful with the limited experience and resources we have available at the present time relating to obesity.

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

Our product candidates, Qnexa, Luramist and avanafil, have not completed the large, pivotal Phase 3 trials for efficacy and safety that are required for approval by the United States Food and Drug Administration (“FDA”) and other worldwide regulatory authorities. Pre-clinical data and the limited clinical results that we have obtained for these investigational products may not predict results from studies in larger numbers of subjects in multiple sites drawn from more diverse populations treated for longer periods of time. The smaller clinical trials also may not predict the ability of these investigational products to achieve or sustain the desired effects in the intended population or to do so safely. We may also decide to not conduct additional Phase 2 studies prior to the initiation of pivotal Phase 3 studies. In addition, we may elect to enter into pivotal Phase 3 studies with a new formulation, delivery system or choose to study different populations than had been used or studied in previous clinical trials.

Qnexa is our proprietary capsule formulation product candidate containing the active ingredients phentermine and topiramate. Phentermine was approved for the short-term treatment of obesity by the FDA in 1959. Topiramate is approved for seizures and migraine prevention. Topiramate has been reported in published studies to produce weight loss. By combining the activity of each of these compounds, Qnexa attempts to simultaneously address excessive appetite and a high threshold for satiety, the two main mechanisms believed to impact eating behavior. Although we believe Qnexa affects both of the two major causes of overeating, excessive hunger and the inability to feel satisfied, we may not be correct in our assessment of the impact the combination of these two ingredients may have on weight loss or their mechanism of action. Our Phase 2 study was a single center trial conducted at Duke University in only 200 patients. The twice-a-day dose and timing of the administration of the active ingredients was determined by the inventor through the treatment of patients in his private practice. We have completed the formulation development of Qnexa and have initiated Phase 3 studies of Qnexa with a once-a-day formulation. We have completed various pharmacokinetic studies of the once-a-day formulations to characterize the pharmacokinetic profile of the once-a-day formulation of Qnexa; however, there can be no assurance that we will be able to achieve any weight loss effects with the once-a-day formulation or that we will be able to duplicate the weight loss seen in the Phase 2 study. The FDA has also asked us to study the effects of a lower dose of Qnexa, which we plan to do in the Phase 3 trials. We are unable to predict the effect of the inclusion of a lower dose group in the Phase 3 trials on the overall development program of Qnexa.

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

•       lower than anticipated enrollment or retention rate of patients in clinical trials;

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

If the results of current and future clinical testing indicate that our proposed products are not safe or effective for human use, our business will suffer.

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

•       changes in clinical trial protocols made by us or imposed by the FDA;

•       the effectiveness of our product candidates;

•       slower than expected rate of and higher than expected cost of patient recruitment;

•       inability to adequately follow patients after treatment;

•       unforeseen safety issues;

•       government or regulatory delays; or

•       our ability to raise the necessary cash to start or complete the trials.

One of the active ingredients in Qnexa, phentermine, had previously been used in combination with fenfluramine and dexfenfluramine. Phentermine is the most commonly prescribed anti-obesity product. As phentermine is an older drug, no new efficacy trials have been conducted with the exception of several trials on the combination of phentermine and fenfluramine in the early and mid 1990s. The combination of fenfluramine or PONDIMIN (“fen”) and phentermine (“phen”) was known as “fen-phen.” Fenfluramine received FDA approval in 1973 for the short-term treatment of obesity. Together, phentermine and fenfluramine were used by doctors to treat obesity. The FDA never approved the fen-phen combination; however, since the FDA approved fenfluramine, doctors were able to prescribe it as needed. The use of these drugs together for treatment of obesity was considered an off-label and unapproved use. In 1992, a published study cited fen-phen as a more effective method than dieting or exercise in reducing the weight of the chronically obese. The fen-phen combination was successful and in 1996, 6.6 million prescriptions of fen-phen were written in the U.S. Dexfen-phen refers to the combination of dexfenfluramine or Redux (“dexfen”) and phentermine. Dexfenfluramine received FDA approval in 1996 for use as an appetite suppressant in the management of obesity.

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

We anticipate that the approved drugs that are combined to produce our product candidate, Qnexa, are likely to be commercially available at prices lower than the price at which we would seek to market our product candidate. We cannot be sure that physicians will view our products as sufficiently superior to a treatment regime of the individual active pharmaceutical ingredients as to justify the significantly higher cost we expect to seek for Qnexa, and they may prescribe the individual drugs already approved and marketed by other companies instead of our combination product. Even though our U.S. patent contains composition, product formulation and method-of-use claims that should protect Qnexa, that patent may be ineffective as a practical matter to protect against physicians prescribing the individual drugs marketed by other companies instead of our combination product. To the extent that the price of our product is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components instead of for our combination product, and this may limit how we price Qnexa. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the United States are prepared to pay for Qnexa, which could also limit market and patient acceptance of our product, and could negatively impact our revenues and net income, if any. A physician could seek to prescribe off-label generics in place of Qnexa. Off-label use occurs when a drug that is approved by the FDA for one indication is prescribed by physicians for a different, unapproved indication. Topiramate, one of the ingredients in Qnexa, is not approved for obesity treatment. With regard to off-label substitution at the pharmacy level, we expect to rely on the novel dose ratios and novel pharmacokinetic properties of our product candidate, to provide sufficient distinction such that generic preparations are not considered therapeutic equivalents by the FDA. State pharmacy laws in many instances preclude pharmacists from substituting with generic preparations if the products are not therapeutic equivalents. We believe there will be no commercially available doses of the active ingredients in Qnexa, when and if approved. Therefore, the lack of therapeutic equivalency restricts generic substitution by pharmacies and/or pharmacy benefit managers. However, we cannot be certain that pharmacists and/or pharmacy benefit managers will not substitute generics in place of Qnexa, which could significantly diminish its market potential. Physicians might also prescribe the individual components of a product candidate prior to Qnexa’s approval, which could adversely affect our development of the product candidate due to our lack of control over the administration to patients of the combination of active pharmaceutical ingredients in our product candidate, the occurrence of adverse effects, and other reasons. Such pre-approval use could also adversely affect our ability to market and commercialize Qnexa.

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

We have and will continue to in-license product candidates from third parties. The United States rights to Evamist and Luramist were licensed from Acrux Limited and its related affiliates. The rights to avanafil were licensed from Tanabe Seiyaku Co, LTD., a Japanese corporation. The rights to Evamist, under the Acrux Agreement, were sublicensed to K-V Pharmaceutical upon closing of the sale of Evamist to K-V. Each of these agreements contains certain obligations. Failure to comply with the terms of the agreements could result in the early termination of these agreements. We believe we are in compliance with all the material terms of these agreements; however, there can be no assurance that this compliance will continue or that the licensors would not have a differing interpretation of the material terms of the agreements. If the license or sublicense agreements were terminated early or if the terms of the license or sublicense were contested for any reason, it would have a material adverse impact on our ability to commercialize products subject to these agreements, our ability to raise funds to finance the company, our stock price and our overall financial condition. In the event that the Acrux license was terminated, and at such time K-V was not in material breach of the sublicense, then we may be required to pay as liquidated damages an amount equal to the amounts paid by K-V for Evamist under our Asset Purchase Agreement with K-V.

On November 14, 2006,we received a letter from Manatt, Phelps & Phillips LLP (“Manatt”) on behalf of Acrux DDS Pty Ltd., FemPharm PTY Ltd., and Acrux Limited (collectively “Acrux”) notifying us of an alleged dispute under the Testosterone (“Luramist”) and Estradiol (“Evamist”) Development Agreements (the “Acrux Agreements”) between VIVUS and Acrux. Since that time VIVUS and Acrux have corresponded regarding the alleged dispute. The claims relating to Evamist have not progressed further, but, to date, such claims have not been formally withdrawn. Per the terms of our Asset Purchase Agreement with K-V, the license with Acrux related to Evamist is sublicensed to K-V. Although we have sublicensed our rights under the Acrux Agreement related to Evamist to K-V, we will continue to have certain obligations under this license in the event that K-V does not satisfy the requirements under the sublicense agreement. We believe that we have a meritorious defense to the claims made by Acrux in connection with the alleged dispute; however, in the event that Acrux should prevail in this matter relating to Evamist it could have a material adverse effect on our business, financial condition and results of operations, including the possible payment of liquidated damages up to the amount paid by K-V for Evamist.

On November 5, 2007, our legal counsel received a demand for arbitration under the Acrux Agreements regarding Luramist. Acrux’s demand seeks a reversion of all rights assigned to VIVUS regarding Luramist, monetary damages, a portion of a milestone payment for Luramist under the Acrux Agreements and declaratory relief. We believe that we are in compliance with all material aspects of the Acrux Agreements including those related to Luramist and that we currently do not owe damages or any milestone payment under the Acrux Agreements. If we are unable to resolve these Luramist related claims with Acrux, we intend to seek to enforce our rights under the Acrux Agreements in arbitration.  Development and commercialization of Luramist continues. We believe that we have a meritorious defense to the claims made by Acrux in connection with the alleged dispute; however, in the event that Acrux should prevail in this matter relating to Luramist, it could have a material adverse effect on our business, financial condition and results of operations.

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

In October 2007, Tanabe Seiyaku Co., Ltd. and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation. It is unclear at this time what effect, if any, the merger will have on our agreement with Tanabe. There can be no guarantee that the merger of Tanabe and Mitsubishi will not have an adverse material effect on our agreement with Tanabe, which in turn could lead to a material adverse effect on our business, financial condition and results of operations.

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

In June 2007, an FDA advisory panel recommended against approval of Rimonabant, an oral obesity treatment targeting the CB1 receptor system. Rimonabant is a centrally acting drug that reduces patients’ desire to eat. The advisory panel expressed concerns about the impact of the drug on depressed patients and also expressed concerns about suicidality. In addition, concerns about Rimonabant’s mechanism of action and interference with the CB1 receptor pathway were also voiced. The sponsor of Rimonabant withdrew its NDA shortly after the advisory panel meeting.

In December 2004, an FDA advisory panel recommended against approval of a testosterone patch under development by another company to address female sexual dysfunction, specifically hypoactive sexual desire disorder. The FDA indicated that more safety data would be required before it would be in a position to recommend approval. Subsequently, this company withdrew its New Drug Application. We are developing a transdermal testosterone product candidate, Luramist, which is designed to address hypoactive sexual desire disorder. In light of the FDA panel’s recommendation, we may be required to undertake additional or expanded clinical trials, which could be expensive and the cause of significant delays in our ability to submit our product candidate to the FDA for consideration. In the end, we may be unsuccessful in obtaining FDA approval of our product candidate.

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

We currently license some of our investigational product candidates from third parties. Our present development programs involving these product candidates rely in part upon previous development work conducted by third parties over whom we had no control and before we licensed the product candidates. In order to receive regulatory approval of a product candidate, we must present to the FDA for its review all relevant data and information obtained during research and development, including research conducted prior to our license of the product candidate. Although we are not currently aware of any such problems, any problems that emerge with research and testing conducted prior to our licensing a product candidate may affect future results or our ability to document prior research and to conduct clinical trials, which could delay, limit or prevent regulatory approval for our product candidates.

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

We have completed the development of a once-a-day formulation of Qnexa. The contract manufacturer we have selected to develop a once-a-day formulation has scaled up in anticipation of the Phase 3 program. In addition, this contract manufacturer is our sole-source of clinical supplies for Qnexa. There can be no assurance that the final once-a-day formulation will result in sufficient safety and efficacy for approval. A failure on the stability or manufacturability of our once-a-day formulation or the inability of this contract manufacturer to carry out its contractual duties or meet expected timelines, our Qnexa clinical studies would be delayed which may have a material adverse impact on our development plan, stock price and financial condition.

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

We have a new vendor for the MUSE laminated foil. As this laminated foil is used to make the MUSE primary product container, there are significant qualifications and regulatory approvals that must be obtained prior to using the new vendor to produce foil to meet MUSE demand. These include, but are not limited to, vendor qualification, foil material qualification, MUSE product suitability studies, electron beam irradiation suitability, FDA approval, and MHRA approval. Although the FDA has granted approval for the use of foil from our new vendor for U.S. MUSE product, there can be no assurance that these qualifications and approvals will be successfully obtained from the MHRA or Canadian market regulatory agency, or that they will be obtained within the time needed to support MUSE demand before our current supply of foil is exhausted. Failure to receive adequate supplies of foil, failure to receive appropriate regulatory approvals for the change in materials and vendors, and any unforeseen quality or production issues due to the use of the new materials or vendors could have a material adverse effect on our business, financial condition and results of operations.

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

Although the demand for MUSE has stabilized, given the loss of coverage under Medicare Part D and the volatility seen in the domestic credit markets, we are not able to anticipate if wholesalers will continue their historical pattern of making purchases in the fourth quarter that exceed expected quarterly demands. If wholesalers do not repeat this pattern of purchasing quantities of MUSE that exceed quarterly demands, revenues from the sale of MUSE in 2007 may be lower as compared to 2006.

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

Despite the large market opportunity for anti-obesity agents, there are relatively few competitive products in late stage clinical development. Rimonabant, which has been developed by Sanofi-Aventis under the U.S. brand name Zimulti and in Europe as Acomplia, is the most advanced. It has been approved in certain countries outside of the United States. Rimonabant is the first in a new class of anti-obesity drugs that work as antagonists at the cannabinoid type 1, or CB-1, receptor. This is the same receptor that is stimulated by cannabis. While rimonabant has shown efficacy (average 4.7kg or 4.85%) across several large Phase 3 clinical trials at the highest dose tested, it has also been associated with significant CNS side effects, including depression and related symptoms, according to a 2006 report published in Drugs. The overall risk-to-benefit profile of rimonabant is yet to be defined. In June 2007, an FDA panel unanimously rejected Sanofi-Aventis’ U.S. Rimonabant product, Zimulti, on concerns the drug increases the number of psychiatric events like depression and suicidal thinking among users. Later that month, Sanofi-Aventis announced plans to withdraw its application with the FDA and to resubmit its request at a future date. Analysts had estimated that peak sales of Acomplia for obesity could exceed $3.0 billion.

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

Other products are also in mid to late stage development which could become successful competitors against our obesity product candidate, Qnexa. These include products being developed by Pfizer, Arena Pharmaceuticals, Inc., Amylin Pharmaceuticals, Inc., Alizyme plc, Merck & Co., Inc., and Orexigen Therapeutics, Inc., among others. With the exception of Orexigen Therapeutics, Inc., most of these efforts are directed toward a monotherapeutic approach which we would expect to be subject to the same early weight loss plateau typically seen.

Significant competitive therapy for MUSE exists in the form of oral medications marketed by Pfizer, Inc. under the name Viagra®, Cialis® is marketed by Eli Lilly and Company and Levitra® which is co-marketed by GlaxoSmithKline plc and Schering-Plough Corp in the United States.

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

Furthermore, our on-going or planned clinical trials could be delayed or disrupted indefinitely upon the occurrence of a natural disaster. For example, in 2005, our clinical trials in the New Orleans area were interrupted by Hurricane Katrina. Future natural disasters could further delay our clinical trials process, thus adversely affecting our business and financial results.

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

We have an accumulated deficit of $180.2 million as of September 30, 2007 and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $180.2 million for the period from our inception through September 30, 2007, and we anticipate losses in future years due to increased investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

Our ability to utilize our net operating loss carryforwards to offset future taxable income may be limited.

As of December 31, 2006, we had approximately $125.7 million of net operating loss (“NOL”) carryforwards with which to offset our future taxable income for federal income tax reporting purposes. We believe that we can use some of these NOLs to offset our federal tax liability related to the $150.0 million in payments received from K-V. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including significant change in ownership interest. Should this occur, our future ability to use NOLs to offset taxable earnings would be limited in accordance with the Internal Revenue Code.

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

•       the Phase 3 program for Qnexa;

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The list of Exhibits as required by Item 601 of Regulation S-K.

A. EXHIBITS:

EXHIBIT NUMBER		DESCRIPTION

2.1	(1)†	Asset Purchase Agreement, by and among the Registrant and K-V Pharmaceutical Company, dated as of March 30, 2007.

3.1	(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(3)	Amended and Restated Bylaws of the Registrant.

3.3	(4)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(2)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

10.61	(6)†	Termination and Release executed by Tanabe Holding America, Inc. dated May 1, 2007.

10.62	(7)†	Master Services Agreement dated as of September 12, 2007 between the Registrant and Medpace, Inc.

10.63	(8)†	Amendment Four to the Manufacturing Agreement by and between the Registrant and CHINOIN Pharmaceutical and Chemical Works Private Co. Ltd., effective as of December 31, 2006.

10.64	(9)	VIVUS, Inc. Performance Incentive Plan Fiscal 2007.

31.1		Certification of Chief Executive Officer, dated November 9, 2007, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated November 9, 2007, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(3)             Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K filed with the Commission on March 28, 2007.

(4)             Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.

(5)             Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.

(6)             Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on May 4, 2007.

(7)             Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on September 18, 2007.

(8)             Incorporated by reference to Exhibit 10.60 filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on May 8, 2007.

(9)             Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on April 26, 2007.

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

Date: November 9, 2007	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Vice President, Finance and Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
President and Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

2.1	(1)†	Asset Purchase Agreement, by and among the Registrant and K-V Pharmaceutical Company, dated as of March 30, 2007.

3.1	(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(3)	Amended and Restated Bylaws of the Registrant.

3.3	(4)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(2)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

10.61	(6)†	Termination and Release executed by Tanabe Holding America, Inc. dated May 1, 2007.

10.62	(7)†	Master Services Agreement dated as of September 12, 2007 between the Registrant and Medpace, Inc.

10.63	(8)†	Amendment Four to the Manufacturing Agreement by and between the Registrant and CHINOIN Pharmaceutical and Chemical Works Private Co. Ltd., effective as of December 31, 2006.

10.64	(9)	VIVUS, Inc. Performance Incentive Plan Fiscal 2007.

31.1		Certification of Chief Executive Officer, dated November 9, 2007, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated November 9, 2007, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(3)             Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Form 8-K filed with the Commission on March 28, 2007.

(4)             Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.

(5)             Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.

(6)             Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on May 4, 2007.

(7)             Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on September 18, 2007.

(8)             Incorporated by reference to Exhibit 10.60 filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on May 8, 2007.

(9)             Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on April 26, 2007.

†                     Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.