Form 10-Q
period 2008-03-31
VIVUS INC
filed 2008-05-12
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

At May 5, 2008, 60,592,210 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	MARCH 31, 2008	DECEMBER 31 2007*
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$53,713	$37,838
Available-for-sale securities	107,792	141,672
Accounts receivable, (net of allowance for doubtful accounts of $17 and $29 at March 31, 2008 and December 31, 2007, respectively)	1,412	4,202
Inventories, net	3,107	2,567
Prepaid expenses and other assets	3,832	5,313
Total current assets	169,856	191,592
Property, plant and equipment, net	7,222	7,417
Restricted cash	700	700
Available-for-sale securities, non-current	2,991	—
Total assets	$180,769	$199,709
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,914	$7,768
Accrued product returns	2,424	2,498
Accrued research and clinical expenses	5,233	1,902
Accrued chargeback reserve	1,085	1,314
Accrued employee compensation and benefits	1,301	1,999
Deferred revenue-short term	84,183	84,183
Accrued and other liabilities	1,259	1,698
Total current liabilities	109,399	101,362

Notes payable-long term	5,008	5,062
Deferred revenue-long term	12,072	33,118
Total liabilities	126,479	139,542

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock; $.001 par value; 200,000 shares authorized; 58,905 shares issued and outstanding at March 31, 2008 and 58,873 at December 31, 2007	59	59
Additional paid-in capital	231,525	230,005
Accumulated other comprehensive loss	(373)	(68)
Accumulated deficit	(176,921)	(169,829)
Total stockholders’ equity	54,290	60,167
Total liabilities and stockholders’ equity	$180,769	$199,709

*     Derived from audited consolidated financial statements filed in the Company’s 2007 Annual Report on Form 10-K.

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	THREE MONTHS ENDED
	MARCH 31
	2008	2007
	(UNAUDITED)	(UNAUDITED)

Revenue:
United States product, net	$1,088	$460
International product	554	1,113
License and other revenue	21,046	116
Total revenue	22,688	1,689
Operating expenses:
Cost of goods sold and manufacturing expense	2,787	2,571
Research and development	23,371	3,011
Selling, general and administrative	4,252	4,105
Total operating expenses	30,410	9,687

Loss from operations	(7,722)	(7,998)

Interest income (expense):
Interest income	757	767
Interest expense	(122)	(154)
	635	613
Loss before provision for income taxes	(7,087)	(7,385)
Provision for income taxes	(5)	(6)
Net loss	$(7,092)	$(7,391)
Other comprehensive loss:
Unrealized (loss) gain on securities	(305)	4
Comprehensive loss	$(7,397)	$(7,387)

Net loss per share:
Basic and diluted	$(0.12)	$(0.13)
Shares used in per share computation:
Basic and diluted	58,882	58,242

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	THREE MONTHS ENDED MARCH 31
	2008	2007
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,092)	$(7,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(12)	7
Provision for excess inventory	—	(1)
Depreciation	278	266
Net realized loss on investments	12	—
Other-than-temporary loss on investments	1,352	—
Share-based compensation expense	1,406	906
Loss on disposal of property and equipment	—	2
Changes in assets and liabilities:
Accounts receivable	2,802	3,311
Inventories	(540)	(178)
Prepaid expenses and other assets	1,481	206
Accounts payable	6,146	(249)
Accrued product returns	(74)	(207)
Accrued research and clinical expenses	3,331	187
Accrued chargeback reserve	(229)	(100)
Accrued employee compensation and benefits	(698)	(538)
Deferred revenue	(21,046)	18
Income taxes payable	—	116
Accrued and other liabilities	(464)	(534)
Net cash used for operating activities	(13,347)	(4,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(83)	(155)
Proceeds from sale of property and equipment	—	3
Investment purchases	—	(2,464)
Proceeds from sale/maturity of securities	29,220	4,925
Net cash provided by investing activities	29,137	2,309

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under note agreements	—	379
Principal payments under note agreements	(29)	(29)
Exercise of common stock options	114	730
Net cash provided by financing activities	85	1,080

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,875	(790)
CASH AND CASH EQUIVALENTS:
Beginning of period	37,838	44,628
End of period	$53,713	$43,838

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Reclassification of income taxes payable to accumulated deficit	$—	$1,206
Reclassification of assets held for sale	$—	$543

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007, as filed on March 7, 2008 with the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

The Company initially recorded $1.5 million of unearned revenue related to an upfront payment in accordance with the international supply agreement signed with Meda in September 2002. In January 2006, the Company received a milestone payment from Meda of $2.0 million. The milestone payment provides Meda with the right to continue to sell and distribute MUSE in its European territories. These amounts are being recognized as income ratably over the term of the supply agreement. Through March 31, 2008, $1.5 million has been recognized as revenue.

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

Sale of Evamist product

On May 15, 2007, the Company closed its transaction with K-V Pharmaceutical Company for the sale of its product candidate, Evamist. At the time of the sale, Evamist was an investigational product and was not yet approved by the FDA for marketing. The sale transaction contained multiple deliverables, including: the delivery at closing of the Evamist assets, a grant of a sublicense of our rights under a license related to Evamist, and a license to the metered-dose transdermal spray, or MDTS, applicator; the delivery upon receipt of regulatory approval of the approved drug along with all regulatory submissions; and, lastly, the delivery after FDA approval of certain transition services and a license to improvements to the MDTS applicator. The Company received approval from the FDA to market Evamist on July 27, 2007 (“FDA Approval”), and on August 1, 2007, the Company transferred and assigned the Evamist FDA submissions, and all files related thereto, to K-V. The Company received an upfront payment of $10 million upon the closing and received an additional $140 million milestone payment in August 2007 upon FDA Approval. These payments are non-refundable.

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

Accordingly, the delivered items, together with the undelivered items, are treated as one unit of accounting. Since the deliverables are treated as a single unit of accounting, the total cash received, $150.0 million, will be recognized as revenue on a pro-rata basis over the term of the last deliverable, which in this case is the license to improvements that expires on May 15, 2009. As a result, the initial $10.0 million paid at closing and the $140.0 million paid upon FDA Approval have been recorded as deferred revenue and will be recognized as revenue together with the future billings, if any, under the TSA, ratably over the remaining 21.5-month term of the license to improvements, from August 1, 2007 to May 15, 2009. Through March 31, 2008, $55.8 million has been recognized as revenue.

The Company may also receive milestone payments of up to $30.0 million based upon sales of Evamist through the term of the agreements. Revenue associated with performance milestones will be recognized based upon the achievement of the milestones, as defined in the respective agreements.

3. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with SFAS No. 123R, Share-Based Payment, which was adopted January 1, 2006, utilizing the modified prospective transition method.

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the quarters ended March 31, 2008 and 2007 was comprised as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007

Cost of goods sold and manufacturing expense	$137	$123
Research and development	483	228
Selling, general and administrative	786	555
Share-based compensation expense before taxes	1,406	906
Related income tax benefits	—	—
Share-based compensation expense, net of taxes	$1,406	$906
Basic and diluted per common share	$0.02	$0.02

At March 31, 2008, a total of 6,753,010 stock options and restricted stock units were outstanding under our stock option plans. Stock-based compensation expense recognized for the quarters ended March 31, 2008 and 2007 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Included in stock-based compensation expense was $1.4 million and $859,000 related to stock options, $30,000 and $33,000 related to the employee stock purchase plan, and $8,000 and $14,000 related to restricted stock units, net of the estimated forfeitures for the first quarter of 2008 and 2007, respectively.

As of March 31, 2008, unrecognized estimated compensation expense totaled $6.0 million related to non-vested stock options, $14,000 related to the employee stock purchase plan, and $52,000 related to restricted stock units. The weighted average remaining requisite service period of the non-vested options was 1.6 years, of the employee stock purchase plan was 1.5 months, and of the restricted stock units was 3.3 years.

A summary of stock option award activity under these plans is as follows:

	Three Months Ended March 31, 2008
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	5,348,501	$4.25
Granted	1,396,881	$6.04
Exercised	(31,905)	$3.58
Cancelled	(22,967)	$5.15
Outstanding at March 31, 2008	6,690,510	$4.62
Options exercisable at March 31, 2008	3,735,672
Weighted average fair value of options granted		$3.33

A summary of restricted stock units award activity under the 2001 Plan as of March 31, 2008 and changes during the three month period then ended are presented below:

	Three Months Ended March 31, 2008
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Restricted stock units outstanding January 1, 2008	62,500	$2.04	3.7	$255,000
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Restricted stock units outstanding, March 31, 2008	62,500	$2.04	3.3	$255,000

At March 31, 2008, stock options were outstanding and exercisable as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at March 31, 2008	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable March 31, 2008	Weighted- Average Exercise Price
$2.00 - $4.03	2,230,874	5.52 years	$3.42	1,764,088	$3.43
$4.03 - $4.84	2,370,987	7.41 years	$4.33	1,285,926	$4.39
$5.00 - $8.08	2,088,649	8.25 years	$6.24	685,658	$6.72
$2.00 - $8.08	6,690,510	7.04 years	$4.62	3,735,672	$4.36

The aggregate intrinsic value of outstanding options as of March 31, 2008 was $10.1 million, of which $6.8 million related to exercisable options.

At March 31, 2008, 1,091,212 options remain available for grant. 1,000,000 of these shares were registered on a Form S-8 filed with the SEC on May 5, 2008. In the first quarter of 2008, in accordance with the terms of the 2001 Plan, the Company transferred a net total of 5,000 expired plan shares to the 2001 Plan. Options under these plans generally vest over four years, and all options expire after ten years.

As of March 31, 2008, 1,116,255 shares have been issued to employees and there are 283,745 available for issuance under the Stock Purchase Plan.

Valuation Assumptions

The fair value of each option award is estimated on the grant date using a Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. Prior to January 1, 2008, we calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the term of the option, as a result of guidance from the SEC, as contained in Staff Accounting Bulletin No. 107 permitting the initial use of this method. Effective January 1, 2008, the expected term, which represents the period of time that options granted are expected to be outstanding, is derived by analyzing the historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatilities are estimated using the historical share price performance over the expected term of the option. The Company also considers other factors such as its planned clinical trials and other company activities that may affect the volatility of VIVUS’ stock in the future but determined that at this time, the historical volatility was more indicative of expected future stock price volatility. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Black-Scholes Model also requires a single expected dividend yield as an input. The Company does not anticipate paying any dividends in the near future.

The following table sets forth information about the weighted-average assumptions used for options granted in the quarters ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

Expected life (in years)	5.60	6.18
Volatility	59.93%	67.75%
Risk-free interest rate	2.67%	4.58%
Dividend yield	—	—

4. CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at March 31, 2008 and December 31, 2007 are presented in the tables that follow. Fair values are based on market prices obtained from our investment advisor who uses a number of pricing methods to derive the fair value of the securities on a recurring basis, one of which is the use of  independent pricing services.  For each category of investment securities, the table presents gross unrealized holding gains and losses.

As of March 31, 2008 (in thousands) (unaudited):

	Amortized Cost	Estimated Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
Cash and money market	$53,713	$53,713	$—	$—
Commercial paper	249	249	—	—
Asset backed and other securities	57,557	57,694	137
Corporate bonds	53,350	52,840	—	(510)
Total cash, cash equivalents and available-for-sale securities	$164,869	$164,496	$137	$(510)

As of December 31, 2007 (in thousands):

	Amortized Cost	Estimated Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
Cash and money market	$19,358	$19,358	$—	$—
Commercial paper	17,199	17,200	1	—
Asset backed and other securities	82,031	82,059	28	—
Corporate bonds	60,990	60,893	—	(97)
Total cash, cash equivalents and available-for-sale securities	$179,578	$179,510	$29	$(97)

The following table summarizes our available-for-sale securities by the contractual maturity date as of March 31, 2008 (in thousands) (unaudited):

	Amortized Cost	Estimated Fair Value
Due within one year	$35,655	$35,513
Due within one year to two years	17,945	17,577
*No single maturity date	57,556	57,693
	$111,156	$110,783

*              Securities with no single maturity date include mortgage and asset backed securities that consist of several payment streams.  For certain of these securities, principal and interest payments are received monthly or quarterly.  In addition, a certain portion of these investments will be repaid prior to their legal maturity.

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

The following table summarizes the net realized gains (losses) on short-term and long term investments for the periods presented (in thousands):

	Three Months Ended
	March 31, 2008	March 31, 2007
	(unaudited)	(unaudited)
Realized gains	$37	$—
Realized losses	(49)	—
Net realized gains/(losses)	$(12)	$—

The Company does not have any securities that have been in a continuous unrealized loss position for 12 months or longer.  As of March 31, 2008 and December 31, 2007, the temporary unrealized loss on available-for-sale securities, net of tax, of $373,000 and $68,000, respectively, were included in accumulated other comprehensive income in the accompanying unaudited condensed consolidated balance sheets. As of March 31, 2008, substantially all of the investments that the Company held were high investment grade. The unrealized losses on the Company’s investments were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Because the Company has the ability to hold these investments until a recovery of principal, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of March 31, 2008.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SAB Topic 5M, Accounting for Non-current Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, the Company employs a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and its intent and ability to hold the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. During the Company’s quarter end assessment, we determined that a decline in value of certain securities was other-than-temporary. Accordingly, the Company recorded an impairment adjustment of approximately $1.4 million in the first quarter of fiscal year 2008. The Company included this non-cash impairment charge in interest income in the condensed consolidated statements of operations and other comprehensive income (loss). If market, industry, and/or investee conditions deteriorate, we may incur future impairments.

From 2005 and until December 2007 the Company had an investment in Columbia Strategic Cash Portfolio (“Strategic Cash”) offered by the Company’s investment advisor, Columbia Management LLC (“Columbia”), an affiliate of Bank of America. Strategic Cash is an enhanced money market fund in which the fund sought to maintain a $1 per share net asset value. The Company used Strategic Cash for the investment of excess cash, and periodic transfers were made from Strategic Cash to the operating cash account to fund current operations.

In early December 2007, VIVUS was notified by Columbia that the Strategic Cash fund was closed and that the fund was to be liquidated. The fund no longer supported the $1 per share net asset value and switched to a market value fund in which all investments were marked to market. VIVUS was given the option of staying in the fund and receiving cash proceeds from the fund as its holdings were liquidated or receiving a pro-rata share of the investments held by the fund. Upon advice from the investment advisor, the Company took a redemption-in-kind consisting of cash, interest receivable and a pro-rata distribution of the underlying securities, consisting principally of high quality corporate debt and asset-backed securities. Prior to the redemption the Company’s investment in Strategic Cash was $84.4 million. On December 20, 2007 and December 21, 2007, the Company received its redemption-in-kind consisting of securities with a market value of $68.7 million, interest receivable of $300,000 and cash of $14.4 million. The difference between the Company’s investment in Strategic Cash of $84.4 million and the fair value of the securities, cash and interest receivable totaling $83.4 million received in-kind resulted in a loss of $1 million. This loss of $1 million was reflected in interest income in the consolidated statements of operations and other comprehensive income (loss) for the year ended December 31, 2007.

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  Broadly, the SFAS 157 framework clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company  to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, VIVUS  measures its  marketable securities at fair value.

The following fair value hierarchy tables present information about the Company’s assets (available-for-sale securities current and non-current) measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Basis of Fair Value Measurements
	Balance at March 31, 2008	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(unaudited)	Level 1	Level 2	Level 3
Assets:
Commercial Paper	$249	$—	$—	$249
Asset Backed and Other Securities	57,694	—	52,105	5,589
Corporate Bonds	52,840	—	44,748	8,092
Total	$110,783	$—	$96,853	$13,930

Balance Sheet Presentation
Available-for-sale securities	$107,792
Available-for-sale securities, non-current	2,991
Total	$110,783

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis. Unobservable inputs are used to determine the fair value of positions that the Company has classified within the Level 3 category.  The types of instruments valued based on Level 3 inputs include some corporate bonds, residential mortgage asset backed securities in the United Kingdom and Australian markets and several structured investment vehicles (SIVs). The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2008 were (in thousands):

Activity for the Three Months Ended March 31, 2008 (unaudited)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2007	$1,332
Total unrealized losses included in other comprehensive loss	(12)
Total unrealized losses included in net loss	(598)
Principal payments	(8)
Net transfers of Level 3 securities	13,216
Balance at March 31, 2008	$13,930

The amount of total losses for the period included in net loss attributable to the change in unrealized losses relating to securities still held at the reporting date	$(598)

The following table presents the amounts of unrealized losses for the three months ended March 31, 2008  relating to those assets for which the Company utilized significant Level 3 inputs to determine fair value and that were still held by the Company at March 31, 2008 (in thousands):

Activity for the Three Months Ended March 31, 2008 (unaudited)	Available-for-sale securities
Total losses included in net loss for the period	$(598)

Change in unrealized losses to securities still held at reporting date	$(12)

In the quarter ended March 31, 2008, the Company recorded an other-than-temporary impairment in the value of its available-for-sale securities of $1.4 million and this non-cash charge is included in interest income in the condensed consolidated statement of operations and other comprehensive income (loss). In addition, the Company classified $3.0 million of the available-for-sale securities deemed to be non-current due to current market conditions from current assets to non-current assets, as the Company expects these securities to recover their full or substantial values beyond the next 12 months due to the continued uncertainty in the capital markets.

5. INVENTORIES

Inventories are recorded net of reserves of $1.9 million and $1.7 million as of March 31, 2008 and December 31, 2007, respectively. Inventory balances, net of reserves, consist of (in thousands):

	MARCH 31, 2008	DECEMBER 31, 2007
	(unaudited)
Raw materials and component parts	$2,714	$2,224
Work in process	45	38
Finished goods	348	305
Inventory, net	$3,107	$2,567

As noted above, the Company has recorded significant reserves against the carrying value of its inventory of raw material and certain component parts. The reserves relate primarily to inventory that the Company previously estimated would not be used. In 2007, we disposed of $2.8 million of fully reserved alprostadil, which had no impact on cost of goods sold. As of March 31, 2008, the Company does not intend to use any of the reserved raw materials in future production. In the first quarter of 2005, the Company determined that it likely would continue to use some portion of the fully reserved component parts in production. The Company used $15,000 and $17,000 of its fully reserved component parts inventory during the first three months of 2008 and 2007, respectively.  When the Company records inventory reserves, it establishes a new, lower cost basis for the inventory for accounting purposes. Accordingly, to the extent that this fully reserved inventory was used in production in the first quarters of 2008 and 2007, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold. The original cost of the fully reserved inventory related to component parts is $717,000 as of March 31, 2008, and we intend to continue to use this reserved component parts inventory in production when appropriate.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of March 31, 2008 and December 31, 2007, respectively, consist of (in thousands):

	MARCH 31, 2008	DECEMBER 31, 2007
	(unaudited)
Receivable from Food and Drug Administration	$1,932	$1,932
Refundable federal income taxes	178	919
Prepaid clinical studies	327	1,277
Interest receivable	714	825
Other prepaid expenses and assets	681	360
Total	$3,832	$5,313

The Company has paid product and establishment fees for its marketed product, MUSE, for the fiscal year 2007 of $512,000 (which was paid to the FDA in October 2006) and for the fiscal year 2008 of $653,000 (which was paid to the FDA in October 2007). The Company is due a refund pursuant to Section 736(d)(1)(C) of the Federal Food, Drug and Cosmetic Act

(“FDC Act”) on the basis that the fees paid by the Company exceed the anticipated present and future costs incurred by the FDA in conducting the process for the review of human drug applications for VIVUS, Inc. The Company also paid an application fee to the FDA in September 2006 for the NDA for Evamist of $767,000 for which it received a refund in April 2008, on this same basis.

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

Crown Bank N.A. Loan

On January 4, 2006, VIVUS, Inc. and Vivus Real Estate LLC, a wholly owned subsidiary of VIVUS, Inc. (jointly, “the Company”) entered into a Term Loan Agreement and a Commercial Mortgage Note (the “Agreements”) with Crown Bank N. A. (“Crown”) secured by the land and buildings, among other assets, located at 735 Airport Road and 745 Airport Road in Lakewood, New Jersey (the “Facility”). The Facility is the Company’s principal manufacturing facility, which the Company purchased on December 22, 2005. Under the Agreements, the Company borrowed $5,375,000 on January 4, 2006 from Crown payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% and 9.25% for the quarter ended March 31, 2008 and 2007, respectively. Because the interest rate is variable, and based on a market rate, the carrying value of the debt approximates fair value. The Agreements contain prepayment penalties, and a requirement to maintain a depository account at Crown with a minimum collected balance of $100,000 which, if not maintained, will result in an automatic increase in the interest rate on the note of one-half (0.5%) percent. The Facility, assignment of rents and leases on the Facility, and a $700,000 Certificate of Deposit held by Crown, classified as restricted cash, serve as collateral for these Agreements.

Total long-term notes payable consist of the following (in thousands):

	March 31, 2008	December 31, 2007
	(unaudited)
Total notes payable	$5,145	$5,175
Less current portion	(137)	(113)
Total long-term notes payable	$5,008	$5,062

Current portion of notes payable is included under the heading “Accrued and other liabilities”.

Future minimum principal payments of the long-term notes payable as of March 31, 2008 are as follows (in thousands):

As of March 31, 2008	Crown Bank N.A. Loan
2008 (remainder of)	$101
2009	145
2010	157
2011	169
2012	181
Thereafter	4,392
Total	$5,145

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

The Company has entered into several agreements to license patented technologies that are essential to the development and production of the Company’s transurethral product for the treatment of erectile dysfunction. In connection with these agreements, the Company is obligated to pay royalties on product sales of MUSE (4% of United States and Canadian product sales and 3% of sales elsewhere in the world). In the first three months of 2008 and 2007, the Company recorded royalty expenses, in thousands, of $68, and $70, respectively, as cost of goods sold and manufacturing expense.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company’s analysis of all available evidence, both positive and negative, as of March 31, 2008, it was not considered more likely than not that the Company’s deferred tax assets would be realized.

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

11. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with SFAS No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share, or EPS. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding options. When there is a net loss, potentially dilutive common equivalent shares are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

As the Company recognized a net loss for the three months ended March 31, 2008 and 2007, all potential common equivalent shares were excluded as they were anti-dilutive. For the three months ended March 31, 2008 and 2007, 2,814,600 and 3,772,116 options outstanding, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

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

Future minimum lease payments under operating leases are as follows (in thousands):

2008 (remainder)	$416
2009	324
$740

Manufacturing Agreements

In November 2002, the Company entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. In May 2007, the terms of the agreement were amended and the Company’s remaining commitment is to purchase a minimum total of $2.3 million of product from 2007 through 2011. The Company’s remaining commitment under this agreement is $1.5 million.

In January 2004, the Company entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. In February 2006, the terms of this agreement were amended to require the purchase of a minimum total of $1.5 million of product from 2006 through 2008. The Company’s remaining commitment under this agreement is $765,000.

Other Agreements

The Company has entered into various agreements with clinical consultants and clinical research organizations to perform clinical studies on its behalf and, at March 31, 2008, its remaining commitment under these agreements totaled $39.2 million. The Company has remaining commitments under various general and administrative services agreements totaling $1.8 million at March 31, 2008, including $1.2 million related to Mr. Wilson’s Employment Agreement (see below). The Company has also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at March 31, 2008, its remaining commitment under these agreements totaled $6.1 million. In addition, the Company has entered into marketing promotion agreements for its erectile dysfunction product, MUSE. At March 31, 2008, its remaining commitment under the MUSE agreements totaled $866,000.

On December 19, 2007, the Compensation Committee of the Board of Directors of the Company approved an employment agreement (the “Employment Agreement”) with Leland F. Wilson, the Company’s President and Chief Executive Officer. The Employment Agreement includes salary, incentive compensation, retirement benefits and length of employment, among other items, as agreed to with Mr. Wilson. The Employment Agreement has an initial term of two years commencing on the effective date, June 1, 2007 (the “Effective Date”). On the second anniversary of the Effective Date, the Employment Agreement will automatically renew for an additional one-year term unless either party provides the other party with a notice of non-renewal.

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

13. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the first three months of 2008 and 2007, sales to significant customers as a percentage of total revenues were as follows:

	2008	2007
Customer A	5%	19%
Customer B	42%	1%
Customer C	19%	12%
Customer D	23%	56%

The Company relies on third party sole-source manufacturers to produce its clinical trial materials, components and raw materials. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality. Several of the Company’s manufacturers are sole-source manufacturers where no alternative suppliers exist. In the three months ended March 31, 2008, we spent $17.3 million for services  provided by one clinical research organization on the  Qnexa Phase 3 studies, which  represented 74% of the Company’s total research and development expenses.

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

See Note 19: “Subsequent Events” for additional equity transactions filed with the SEC in May 2008.

16. RELATED PARTY TRANSACTIONS

Mario M. Rosati, one of our directors, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as our outside corporate counsel since our formation and has received compensation at normal commercial rates for these services. In the first three months of 2008 and 2007, we paid $95,000 and $190,000, respectively, to Wilson Sonsini Goodrich & Rosati.

17. LEGAL MATTERS

In the normal course of business, the Company receives claims and makes inquiries regarding patent infringement and other legal matters. The Company believes that it has meritorious claims and defenses and intends to pursue any such matters vigorously.

The Company and Acrux Limited, or Acrux, are parties to the Testosterone Development and Commercialization Agreement and the Estradiol Development and Commercialization Agreement, each dated February 12, 2004, or the Acrux Agreements.  The Acrux Agreements cover the Company’s Evamist and Luramist investigational products, both of which are licensed from Acrux under the Acrux Agreements.  The Company received a letter dated November 13, 2006 from legal counsel for Acrux containing various claims of breach under the Acrux Agreements.  The Company has responded that it believes there is no merit to those claims and that it has meritorious defenses to such claims.  The claims with respect to Evamist have not progressed further, but, to date, the claims have not been withdrawn. On November 5, 2007, Acrux made a demand for arbitration under the Acrux Agreements regarding its claims related to Luramist.  Acrux’s demand seeks a reversion of all rights assigned to the Company related to Luramist, monetary damages, a portion of a milestone payment for Luramist under the Acrux Agreements and declaratory relief.  The Company believes that is in compliance with all material aspects of the Acrux Agreements, including those relating to Luramist and that it currently does not owe monetary damages or any milestone payment under the Acrux Agreements.  The arbitration process is proceeding, with the parties selecting and qualifying potential arbitrators. However, in the event that Acrux should prevail in this matter, it could have a material adverse effect on our business, financial condition and results of operations and cash flow.

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

19. SUBSEQUENT EVENTS

On April 3, 2008, the Company entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates).  Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company.  The $30 million in funding consists of $20 million from a Funding and Royalty Agreement (“FARA”) entered into with a newly incorporated subsidiary of Deerfield (“Deerfield Sub”) and $10 million from the sale of the Company’s common stock under a securities purchase agreement.  Under the FARA, the Deerfield Affiliates will make six payments of approximately $3.3 million, beginning in April 2008 and quarterly thereafter.  The Company will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational product candidate, to the Deerfield Sub.  The term of the FARA is ten years.  The FARA includes covenants requiring the Company to use commercially reasonable efforts to preserve its intellectual property, manufacture, promote and sell MUSE, and develop avanafil.  At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of the Company’s common stock for an aggregate purchase price of $10 million and the Company paid to the Deerfield Affiliates a $500,000 fee and reimbursed certain expenses incurred in this transaction, registered under the shelf Registration Statement (File Number 333-135793) filed with the SEC, on July 16, 2006, approximately $200,000. The agreements also provided the Company with an option to purchase, and the Deerfield Affiliates with an option to compel the Company to purchase, the Deerfield Sub holding the royalty rights. If the Company exercises its right to purchase the Deerfield Sub, the net price will be $23 million if exercised within three years, or $26 million if exercised after three years but before four years (the purchase prices are subject to other adjustments as defined in the agreement).  After three years from the closing, the Deerfield affiliates may exercise the right to compel the Company to purchase the Deerfield Sub at a price ranging from $17 million to $26 million based upon various circumstances. If either party exercises its option, any further royalty payments would be effectively terminated.  In exchange for the option right, the Company paid $2 million to the Deerfield Affiliates.  Also at closing, the initial $3.3 million under the FARA was paid to VIVUS. The Company’s intellectual property and all of the accounts receivable, inventory and equipment arising out of or relating to MUSE and avanafil are collateral for this transaction.

On May 5, 2008, VIVUS, Inc. filed with the Securities and Exchange Commission (SEC) a shelf Registration Statement on Form S-3.  Once the shelf Registration Statement (File Number 333-150649) has been reviewed and declared effective by the SEC, the Company will have the ability to offer and sell up to an aggregate of $150 million of common stock from time to time in one or more offerings.  The terms of any such future offering would be established at the time of such offering.

On May 5, 2008, the Company filed a Form S-8 with the SEC registering 1,000,000 shares of common stock, par value $0.001 per share, under the 2001 Stock Option Plan, as amended.

On May 6, 2008, the Company filed with the SEC a Post-Effective Amendment No. 1 to Form S-3 (File No. 333-135793) (the “Registration Statement”), which was filed with the SEC on July 14, 2006, to amend the Registration Statement to deregister any securities registered pursuant to the Registration Statement and not otherwise sold thereunder.

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

VIVUS, Inc. is a pharmaceutical company, incorporated in 1991, dedicated to the development and commercialization of therapeutic products for large underserved markets. The investigational products currently under development could serve the obesity, diabetes and sexual health markets. Our current and investigational product candidates in development will encompass patented proprietary formulations and novel delivery systems and investigational products may be developed by seeking new indications for previously approved pharmaceutical products. To date, through employment of this strategy, we have one commercial product and several investigational product candidates in late stages of development that address these markets. In these sectors patients seek more effective treatment options with fewer negative side effects. With respect to obesity, analysts estimate that this potential market could exceed $5 billion annually. Sales of approved drugs for diabetes exceed $10 billion. The indications targeted by VIVUS’ investigational sexual health products each represent a projected market greater than $1 billion annually.

The current investigational product pipeline includes three late-stage clinical products, each addressing specific components of the obesity, diabetes and sexual health markets. One of these investigational products, Qnexa™, is in Phase 3 clinical trials for obesity and in Phase 2 clinical trials for diabetes.

All of the pivotal Phase 3 studies for Qnexa were initiated in the fourth quarter of 2007 and are now fully enrolled. The co-primary endpoints for these studies will evaluate the differences between treatments from baseline to the end of the treatment period, in mean percent weight loss and in the percentage of subjects achieving weight loss of 5% or more. All Phase 3 studies will utilize our novel once-a-day formulation of Qnexa, which at full strength contains 15 mg phentermine immediate release and 92 mg topiramate controlled release. Pharmacokinetic-Pharmacodynamic (PK/PD) studies indicated that the once-a-day formulation is comparable to the twice-a-day formulation used in the Phase 2 study.

Our late-stage investigational product pipeline includes:

•      Qnexa, being developed to treat obesity, for which the pivotal Phase 3 studies have been initiated;

•      Qnexa, being developed to treat diabetes, for which Phase 2 studies have been initiated;

•      Luramist™ (Testosterone MDTS®),being developed to treat hypoactive sexual desire disorder in women, for which a Phase 2 study has been completed; and

•      Avanafil, being developed to treat erectile dysfunction for which Phase 2 studies have been completed.

Our former investigational product, Evamist™, a metered dose transdermal estradiol spray approved for the treatment of vasomotor symptoms associated with menopause, was sold to K-V Pharmaceutical Company (“K-V”) on May 15, 2007. We had completed Phase 3 studies for Evamist in May 2006 and a New Drug Application (“NDA”) was approved by the United States Food and Drug Administration (the “FDA”) on July 27, 2007.

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

On May 15, 2007, the Transaction with K-V closed. Under the terms of the Transaction, we received an upfront payment of $10 million upon the closing. On August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V, and on August 8, 2007, we received a $140 million milestone payment from K-V. K-V also paid $1.5 million of the $3 million product approval milestone payment due to Acrux upon approval of Evamist. We are also eligible to receive certain one-time milestone payments from K-V totaling up to $30 million based on the achievement of certain annual net sales thresholds for Evamist.

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from a Funding and Royalty Agreement (“FARA”) entered into with a newly incorporated subsidiary of Deerfield (“Deerfield Sub”) and $10 million from the sale of our common stock under a securities purchase agreement. Under the FARA, the Deerfield Affiliates will make six payments of approximately $3.3 million, beginning in April 2008 and quarterly thereafter. We will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational product candidate, to the Deerfield Sub. The term of the FARA is ten years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, manufacture, promote and sell MUSE, and develop avanafil. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed certain expenses incurred in this transaction of approximately $200,000. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights. If we exercise our right to purchase the Deerfield Sub, the net price will be $23 million if exercised within three years, or $26 million if exercised after three years but before four years (the purchase prices are subject to other adjustments as defined in the agreement). After three years from the closing, the Deerfield affiliates may exercise the right to compel us to purchase the Deerfield Sub at a price ranging from $17 million to $26 million based upon various circumstances. If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, we paid $2 million to the Deerfield Affiliates. Also at closing, the initial $3.3 million under the FARA was paid to us. Our intellectual property and all of the accounts receivable, inventory and equipment arising out of or relating to MUSE and avanafil are collateral for this transaction.

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

It is our objective to become a leader in the development and commercialization of products for large underserved markets. We believe that we have strong intellectual property supporting several opportunities in obesity, diabetes and sexual health. Our future growth will depend on our ability to further develop and obtain regulatory approval of our investigational product candidates as well as in-licensing and product line extensions.

We have funded operations primarily through private and public offerings of our common stock, the sale of the rights to Evamist and through product sales of MUSE. We expect to generate future net losses due to increases in operating expenses as investigational product candidates are advanced through the various stages of clinical development. In connection with the sale of Evamist, we received $150 million. The sale of Evamist was a unique transaction. As discussed in Note 10: “Sale of Evamist Product”, an initial $10 million was paid at closing and $140 million was paid upon the FDA’s approval of the Evamist NDA. These payments are non-refundable and have been recorded as deferred revenue and will be recognized as license and other revenue ratably over a 21.5-month period, from August 1, 2007 to May 15, 2009, which is the remaining term of a license to improvements to the MDTS applicator. As compared to revenues from product sales, license and other revenue will be significant on a quarterly basis until all of the revenue from the sale of Evamist is recognized which is currently expected to be May 2009. Since the $150 million has been received and we have no related contingencies, the future recognition of revenue and the corresponding reduction of deferred revenue related to the Evamist sale will have no impact on our cash flows from operations in future periods through May 2009. As of March 31, 2008, we have incurred a cumulative deficit of $176.9 million and expect to incur operating losses in future years.

Year-to-Date 2008

Highlights year to date include:

•      Completion of Enrollment of the Phase 3 Qnexa for Obesity Studies – Through April 2008, we completed enrollment of all of the pivotal studies.  The co-primary endpoints for these studies will evaluate the differences between treatments from baseline to the end of the treatment period, in mean percent weight loss and in the percentage of subjects achieving weight loss of 5% or more. Specifically, the Phase 3 studies include:

•      EQUATE (OB-301), a 28-week study in which 700 patients with Body Mass Index (“BMI”) ranging from 30 to 45 have been enrolled.

•      EQUIP (OB-302), a 56-week study in which 1,250 morbidly obese patients with BMI that equals or exceeds 35 have been enrolled.

•      CONQUER (OB-303), a 56-week study in which 2,500 patients with a BMI ranging from 27 to 45 and two related co-morbidities including hypertension, dyslipidemia and type 2 diabetes have been enrolled.

•      Initiation of Extension Study with Qnexa for Diabetes — In January 2008, we announced the initiation of a six-month extension study for patients currently enrolled in the OB-202 diabetes study.

•      Special Protocol Assessment Completed and Agreement Reached with the FDA on Safety Study for Luramist—In the first quarter of 2008, we completed the Special Protocol Assessment, or SPA, process and reached agreement with the FDA on the safety requirements for Luramist (testosterone MDTS). The pivotal Phase 3 studies will include two six-month studies in menopausal women with hypoactive sexual desire disorder. The safety outcomes study will enroll 5,200 postmenopausal women aged 50 or over with at least one cardiovascular risk factor.

•      Entered into Funding Collaboration for the Phase 3 Studies of Avanafil for Erectile Dysfunction—In April 2008, we entered into agreements with Deerfield Management (“Deerfield”). Under the terms of the agreements, Deerfield will provide funds for the Phase 3 program for avanafil. The $30 million in funding will be provided by Deerfield from two sources:  $20 million under a Funding and Royalty Agreement and $10 million from the sale of our common stock. We have granted Deerfield a royalty interest on sales of MUSE®, our product currently marketed for the treatment of ED as part of the funding collaboration.

Our Product Pipeline

We currently have the following research and development programs targeting obesity, diabetes and sexual health:

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

Obesity and Diabetes

In 2004, the U.S. Centers for Disease Control and Prevention (the “CDC”) ranked obesity as one of the top health threats in America. Obesity is a chronic condition that affects millions of people and often requires long-term or invasive treatment to promote and sustain weight loss. Obesity is the second leading cause of preventable death in the United States. The American Obesity Association estimates that approximately 127 million, or 64.5%, of adults in the United States are overweight, and an estimated 60 million, or 30.5%, are obese. According to a study performed by the CDC, as reported in the Journal of the American Medical Association, an estimated 112,000 excess deaths a year in the United States are attributable to obesity. The total direct and indirect costs attributed to overweight and obesity amounted to approximately $117 billion in 2000. Additionally, Americans spend more than $30 billion annually on weight-loss products and services.

Diabetes

Diabetes is a significant worldwide disease. Based on 2003 data, the International Diabetes Federation estimated that in 2005 there were 194 million adults with diabetes worldwide, an increase of over 40% since 1995. These figures included approximately 23 million in the United States and approximately 48 million in the European region. Approximately 90%, or 175 million, of diabetics worldwide suffer from type 2 diabetes, which is characterized by inadequate response to insulin and/or inadequate secretion of insulin as blood glucose levels rise. Therapies for type 2 diabetes are directed toward correcting the body’s inadequate response with oral or injectable medications, or directly modifying insulin levels through injection of insulin or insulin analogs.

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

Previously, we reported results from a Phase 2 double-blind, randomized, and placebo-controlled clinical trial in which patients on Qnexa lost, on average, 25.1 pounds as compared to patients in the placebo group, who lost 4.8 pounds. This trial involved 200 subjects, 159 women and 41 men with an average approximate age of 40 and a mean BMI of 38.6. (A BMI of >

30 is classified as obese per guidelines from the U.S. Department of Health and Human Services.) Patients completing the 24-week treatment period lost on average approximately 11% of baseline body weight, as compared to an average 2.8% in the placebo group. The difference between the Qnexa arm and the placebo arm was statistically significant. Qnexa was well-tolerated in this trial. The study completion rate for patients on Qnexa over the 24-week treatment period was 92%, as compared to 62% for patients in the placebo group. Adverse events occurring in greater than 10% in the Qnexa arm as compared to placebo included paresthesia (mild tingling of the extremities), altered taste, increased urinary frequency and headache. There were no dropouts in the Qnexa arm due to serious or severe adverse events.

The Phase 2 study also demonstrated significant improvements in patients’ quality of life, such as self-esteem, public distress and physical function when treated with Qnexa. Treatment with topiramate alone showed no improvement in any aspects of quality of life despite significant weight loss. These results suggest that the component of phentermine increases the tolerability of topiramate, which was the scientific rationale for combining these two agents at low doses for the treatment of obesity and related co-morbidities.

In addition, Qnexa-treated subjects had a significant reduction of waist circumference, triglycerides, systolic blood pressure, C-reactive protein and total cholesterol compared to patients in the placebo group. These secondary findings suggest that Qnexa may improve several important metabolic disease risk factors in obese patients. According to the American Heart Association, “The metabolic syndrome is characterized by a group of metabolic risk factors in one person.” Such factors include but are not limited to abdominal obesity and blood fat disorders that foster plaque buildup in artery walls including: high triglycerides, low HDL cholesterol, high LDL cholesterol, and elevated blood pressure. People with metabolic syndrome have an increased risk of coronary heart disease and other conditions that result from the buildup of plaque in artery walls (e.g., stroke and peripheral vascular disease) and type 2 diabetes. The current FDA guidelines state that on its own, metabolic syndrome represents a cluster of laboratory and clinical findings that serve as markers for increased risk for cardiovascular disease and type 2 diabetes, and is prevalent in as much as 25% of the adult American population. The FDA does not consider the metabolic syndrome to represent a distinct disease entity or treatment indication. Nonetheless, in addition to lifestyle modification, a host of approved drug therapies now exist to address individual or multiple components of the syndrome (e.g., lipid altering agents, antihypertensives, insulin sensitizers). An initial Phase 2 clinical trial (OB-202) is currently underway in patients with type 2 diabetes. We may, in the future, conduct additional studies of Qnexa on these components of metabolic syndrome.

The primary efficacy endpoint for Phase 3 weight loss trials as recommended by the FDA is an assessment of the mean percent reduction in baseline body weight compared to placebo and the proportion of subjects who lose 5% or more of their baseline body weight over a one-year period. New FDA draft guidelines for obesity products set forth a primary efficacy benchmark in Phase 3 trials of at least 35% of patients achieving 5% weight loss. The weight loss in patients taking the obesity product should also be twice the weight loss of the placebo group. In our Phase 2 trial after 24 weeks, 82% of patients lost 5% of their baseline weight as compared to 14% in the placebo group. In Europe, the Committee for Medicinal Products for Human Use (“CHMP”) of the European Medicines Agency (“EMEA”) has recommended that demonstration of significant weight loss of at least 10% of baseline weight is considered to be a valid primary endpoint for anti-obesity drugs. In the Phase 2 study after 24 weeks, 50% of the patients on Qnexa lost 10% of their baseline weight as compared to 8% of the patients in the placebo group. The FDA and the Medicines and Healthcare products Regulatory Agency, the regulatory authority in the United Kingdom, require obesity studies to be conducted for at least one year. While the results from our single center Phase 2 trial for six months of treatment meet these guidelines, there can be no assurance that these results can be replicated in a multi-center, one-year, Phase 3 trial, or with a once-a-day controlled release formulation of the product. We completed the development of our once-a-day controlled release formulation of Qnexa prior to the initiation of our Phase 3 clinical trials.

In June 2007, we announced the formation of our Qnexa Scientific Advisory Board (the “Qnexa SAB”), consisting of well-known experts in the areas of obesity, clinical trial design, psychology and diabetes. We appointed Dr. David Allison, Dr. Nancy Bohannon, Dr. Arthur Frank, Dr. Donna Ryan, Dr. Xavier Pi-Sunyer and Dr. Tom Wadden to the Qnexa SAB. These experts have provided guidance concerning Qnexa Phase 3 clinical trials and are available for continuing consultations.

We have successfully completed the Special Protocol Assessment (“SPA”) process and have reached agreement with the FDA regarding key elements of the pivotal Phase 3 clinical trials of Qnexa for the treatment of obesity and weight-related co-morbidities. We have reached agreement with the FDA on study design features that will be employed throughout the entire Phase 3 program including the co-primary endpoints of the study, scope and size of the patient population, specific safety assessments, inclusion/exclusion criteria, duration of the trials and the statistical method for analyzing the co-primary study endpoints.

Under the SPA process, a sponsor may seek the FDA’s agreement on the design and analysis of a clinical trial intended to form the primary basis of an efficacy claim. If the FDA agrees in writing, its agreement may not be changed after the trial begins except in limited circumstances, such as the FDA determining that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the trial had begun. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the basis for approval with respect to effectiveness.

The Phase 3 Qnexa program will include two pivotal, double-blind, placebo-controlled, multi-center studies comparing Qnexa to placebo over a 56-week treatment period. In November 2007, we initiated both of these two pivotal Phase 3 studies of Qnexa. All Phase 3 studies are utilizing our novel once-a-day formulation of Qnexa, which at full strength contains 15 mg phentermine immediate release and 92 mg topiramate controlled release. The studies are designed to prospectively demonstrate the safety and efficacy of Qnexa in obese and overweight patients with different baseline characteristics. The first study, known as EQUIP (OB-302), enrolled over 1,250 morbidly obese patients with a BMI that equals or exceeds 35 with or without controlled co-morbidities. The EQUIP study completed enrollment in March 2008. The second trial, known as CONQUER (OB-303), enrolled overweight and obese adult subjects with BMI’s from 27 to 45 and at least two co-morbid conditions, such as hypertension, dyslipidemia and type 2 diabetes. The co-primary endpoints for these studies will evaluate the differences between treatments in mean percent weight loss from baseline to the end of the treatment period and the differences between treatments in the percentage of subjects achieving weight loss of 5% or more. Patient enrollment for both pivotal Phase 3 trials, OB-302 and OB-303, are complete.

A pharmacokinetic-pharmacodynamic (PK/PD) study has confirmed that the once-a-day formulation is comparable to the twice-a-day formulation used in the Phase 2 study.

The Phase 3 program also includes a six-month confirmatory factorial-design study, known as EQUATE (OB-301), including obese subjects with BMI’s from 30 to 45. This trial was initiated in December 2007 and completed enrollment in March 2008. The EQUATE study will evaluate two dose levels of Qnexa, compared to both placebo and the individual constituents of the combination. The primary endpoints at six months are similar to those evaluated in the pivotal studies.

Safety and tolerability of Qnexa will be determined by reporting adverse events, physical exam, clinical laboratory data, electrocardiogram, cognitive function tests, psychological assessments, and clinical assessment of clinical laboratory variables. The Phase 3 studies are fully enrolled and include approximately 4,500 subjects.

Qnexa for Diabetes

We are currently studying the effect of Qnexa on type 2 diabetics.  This study, known as OB-202, is a 28-week, randomized, double-blind, placebo-controlled, efficacy and safety study of Qnexa in the glycemic management of obese Type 2 diabetics.  In January 2008, we announced that we had initiated a six-month extension study for patients currently enrolled in the OB-202 diabetes study.  The newly initiated study, DM-230, will allow subjects to continue, in a blinded fashion as randomized, in the study for an additional 28 weeks.

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

OB-302 with the extension is intended to assess both safety and efficacy of Qnexa in subjects with type 2 diabetes controlled with diet or oral medications. Subjects have aBMI between 27 to 42 kg/m2. Patients on antidepressants such as SSRI’s or SNRI’s are allowed to participate in the study. The trials involve 10 centers nationwide. VIVUS enrolled 208 subjects in the OB-202 study. Data from the OB-202 study is expected to be available in the second quarter of 2008.

Our first patent covering Qnexa was issued on June 6, 2006. In addition, Qnexa is the subject of multiple U.S. and international patent applications.

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

Double-blind, multi-center, placebo-controlled clinical trials conducted by The Procter & Gamble Company to assess the effects of Intrinsa (a twice-weekly testosterone patch) demonstrated a statistically significant increase in the number of satisfying sexual events in surgically induced menopausal women. In addition, an independent clinical study, conducted by Acrux in 261 patients, demonstrated that testosterone transdermally applied with a spray has the ability to increase the number of sexually satisfying events in pre-menopausal women with HSDD.

Our Clinical Candidate

Luramist™ (Testosterone MDTS) is our patent protected, transdermal investigational product candidate being developed for the treatment of HSDD in women. The active ingredient in Luramist is the synthetic version of the testosterone that is present naturally in humans.

Luramist utilizes a proprietary, metered-dose transdermal spray, (“MDTS”), applicator that delivers a precise amount of testosterone to the skin. We licensed the U.S. rights for this product from Acrux in 2004. The metered spray enables patients to apply a precise dose of testosterone for transdermal delivery. The applied dose dries in approximately 60 seconds and becomes invisible. Acrux’s independent studies have demonstrated that the Luramist system delivers sustained levels of testosterone in women over a 24-hour period and achieves an increasing number of satisfying sexual events.

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

Clinical Status

Previously, we announced positive Phase 2 results for Luramist, which showed a statistically significant improvement in the number of satisfying sexual events in pre-menopausal patients with HSDD. We met with the FDA to share results from our Phase 2 clinical study and to discuss the Phase 3 study requirements. We submitted a Phase 3 safety and efficacy protocol under the SPA process and met with the FDA in March 2007 to resolve the issues they raised regarding the details of the protocol. In April 2008, we successfully completed and reached agreement with the FDA regarding the SPA for the Phase 3 efficacy trials for Luramist. In addition, we reached agreement with the FDA on the safety requirements necessary for approval.

Under the SPA, we have agreed with the FDA to design features for the pivotal Phase 3 efficacy studies including the primary endpoints, the scope and size of the patient population to be studied, inclusion/exclusion criteria, duration of the trials and elements of the statistical analysis plan. The pivotal Phase 3 program will include two double-blind, placebo-controlled trials that will enroll menopausal women for six months of treatment. The primary endpoints in the clinical trials are an increase in sexual desire and the number of satisfying sexual events, with a secondary endpoint of a decrease in sexual distress.

In addition to the two pivotal Phase 3 efficacy trials, we have reached agreement with the FDA on the safety study. The safety study will be a randomized, double-blind, placebo-controlled, multi-center, cardiovascular event-based outcomes study. Subjects will be required to have an average exposure of 12 months. The study will enroll approximately 5,200 postmenopausal women, aged 50 years or older, who have at least one cardiovascular risk factor. As an event-driven study, analysis of outcomes may occur when there is an average exposure of 12 months and a sufficient number of cardiovascular events have occurred. Subjects enrolled in the safety study will remain in the study for up to five years to allow longer term assessments of cardiovascular and breast cancer risks. These longer term assessments are not required for NDA submission.

With the successful completion of the two pivotal Phase 3 efficacy studies along with achieving the primary endpoint of the safety study, we expect to submit an NDA seeking approval of Luramist within two years from initiation of the safety study.

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

We previously announced positive results from a Phase 2, multi-center, double-blind, randomized, parallel-design study conducted to assess the safety and efficacy of different doses of avanafil for the treatment of ED. Patients in this study were instructed to attempt sexual intercourse 30 minutes after taking avanafil, with no restrictions on food or alcohol consumption. Results showed that up to 84% of avanafil doses resulted in erections sufficient for vaginal penetration, as compared to those who received a dosage of placebo. No serious adverse events were reported during this study.

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

An End-of-Phase 2 meeting with the FDA for avanafil took place in November 2005. We discussed the Phase 2 results and the proposed protocol for the Phase 3 trials. Based on feedback from the FDA at this meeting, we anticipate completing several non-clinical studies prior to the initiation of the Phase 3 trials. The Phase 3 protocol and the SPA process for avanafil have been completed.

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

In May 2005, results were reported from an independent study conducted by the Cleveland Clinic, which focused on an individual’s ability to restore sexual function following radical prostatectomy, a common treatment for prostate cancer. The study showed that 74% of patients who completed six months of MUSE treatment were able to resume sexual activity and 39% were able to achieve natural erections sufficient for intercourse.

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

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates).  Under the agreements, Deerfield and its affiliates agreed to provide us with $30 million in funding.  The $30 million in funding consists of $20 million from a Funding and Royalty Agreement (“FARA”) entered into with a newly incorporated subsidiary of Deerfield (“Deerfield Sub”) and $10 million from the sale of our common stock.  Under the FARA, the Deerfield Affiliates will make six payments of approximately $3.3 million, beginning in April 2008 and quarterly thereafter.  Such payments are referred to as the “Funding Payments”. We will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational product candidate to Deerfield Sub. The term of the FARA is ten years.  The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, manufacture, promote and sell MUSE, and develop avanafil.  At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed certain expenses incurred in this transaction of approximately $200,000. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights.  If either party exercises its option, any further royalty payments would be effectively terminated.  Collectively, these transactions are referred to as the Deerfield Transactions.

Also in connection with the Deerfield Transactions, VIVUS, the Deerfield Affiliates and Deerfield Sub entered into the Option and Put Agreement, dated April 3, 2008, or the OPA.  Pursuant to the OPA, the Deerfield Affiliates have granted us an option to purchase all of the outstanding shares of common stock of Deerfield Sub, or the Shares, from the Deerfield Affiliates, referred to as the Option, and we have agreed to grant the Deerfield Affiliates an option to require us to purchase all of the outstanding shares of common stock of Deerfield Sub from the Deerfield Affiliates, referred to as the Put Right.

If we exercise the Option, base consideration for the Option exercise, or Base Option Price, will be:

•      $25 million, if the Option is exercised on or prior to the third anniversary of the execution of the OPA; or

•      $28 million, if the Option is exercised subsequent to the third anniversary but prior to the fourth anniversary of the execution of the OPA.

The aggregate consideration payable by VIVUS upon exercise of the Option, or the Option Purchase Price, would be equal to the sum of the Base Option Price, plus: (i) the cash and cash equivalents held by Deerfield Sub at the date of the closing of the resulting sale of the common stock of Deerfield Sub; (ii) accrued and unpaid royalties; and minus (i) the option premium of $2 million which was paid at the closing of the transaction (referred to as the Option Premium); (ii) accrued but unpaid taxes; (iii) unpaid Funding Payments; and (iv) any other outstanding liabilities of Deerfield Sub.  The Option terminates on the fourth anniversary of the execution of the OPA.

In consideration of the grant of the Option, at closing we paid $2 million to the Deerfield Affiliates. As indicated in the calculation of the Option Purchase Price, if the Option is exercised by us the Option Premium will be applied to reduce the Option Purchase Price.

The Put Right terminates on the tenth anniversary of the execution of the OPA and will become exercisable on the earliest of:

•      the third anniversary of the execution of the OPA;

•      any date on which:

(1)   the market capitalization of the Company falls below $50,000,000; or

(2)   the amount of cash and cash equivalents as defined, held by the Company falls below $15,000,000; or

(3)   the fifteenth day following the delivery of written notice to VIVUS that we have failed to make Royalty Payments in accordance with the provisions of the FARA unless we make such Royalty Payments prior to such fifteenth day; or

(4)   a Major Transaction, as defined below, closes.

If the Deerfield Affiliates exercise the Put Right, base consideration for the put exercise, or the Base Put Price, will be:

•      $23 million, if the Put Right is exercised on or prior to the third anniversary of the execution of the OPA and we have notified the Deerfield Affiliates of our intent to enter into a Major Transaction (such notice is referred to as a Major Transaction Notice); or

•      $26 million, if the Put Right is exercised subsequent to the third anniversary of the execution of the OPA and we have provided the Deerfield Affiliates a Major Transaction Notice; or

•      $17 million, in all other cases.

The aggregate consideration payable by VIVUS upon exercise of the Put Right, or the Put Purchase Price, would be equal to the sum of the Base Put Price, plus: (i) the cash and cash equivalents held by Deerfield Sub at the date of the closing of the resulting sale of the common stock of Deerfield Sub; (ii) accrued and unpaid royalties; and minus (i) accrued but unpaid taxes; (ii) unpaid Funding Payments; and (iii) any other outstanding liabilities of Deerfield Sub.

Pursuant to the OPA, the following events would qualify as Major Transactions:

•      a consolidation, merger, exchange of shares, recapitalization, reorganization, business combination or similar event:

(1)    following which the holders of common stock of VIVUS immediately preceding such event either:

(a)           no longer hold a majority of the shares of the common stock of VIVUS; or

(b)           no longer have the ability to elect a majority of the board of directors of VIVUS;

(2)   as a result of which shares of common stock of VIVUS are changed into (or the shares of common stock become entitled to receive) the same or a different number of shares of the same or another class or classes of stock or securities of VIVUS or another entity, collectively referred to as Change in Control Transactions;

•                  a sale or transfer of assets of VIVUS in one transaction or a series of related transactions for a purchase price of more than $350 million where the consideration to be payable at or within thirty days of closing of such transaction or transactions has a value of more than $350 million, or a sale, transfer or license of all or substantially all assets or proprietary rights of VIVUS that relate specifically to MUSE or avanafil; or

•                  a purchase, tender or exchange offer made to the holders of outstanding shares of VIVUS’ common stock, such that following such purchase, tender or exchange offer a Change in Control Transaction shall have occurred; or

•                  an issuance or series of issuances in a series of related transactions by VIVUS of an aggregate number of shares of common stock in excess of 20% of our outstanding common stock on the date hereof if, immediately prior to such issuance, the market capitalization of VIVUS is less than $300 million.

In connection with the FARA, Deerfield Sub and VIVUS have entered into a Royalty Security Agreement, whereby we have granted Deerfield Sub a security interest in certain collateral related to MUSE and avanafil including: all of our drug applications; all existing and future licenses relating to the development, manufacture, warehousing, distribution, promotion, sale, importing or pricing of MUSE and avanafil; our intellectual property and all of the accounts, inventory and equipment arising out of or relating to Muse and avanafil. In connection with the OPA, the Deerfield Affiliates and VIVUS have entered into a security agreement, whereby we have granted the Deerfield Affiliates a security interest in the same Collateral as defined by the Royalty Security

Agreement.  The security interest granted to the Deerfield Affiliates has priority to that granted to Deerfield Sub by the Royalty Security Agreement.

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

Sales Allowances and Reserves:  Revenues from product sales are recorded net of product sales allowances for expected returns of expired product, government chargebacks, other rebates, and cash discounts for prompt payment. These sales allowances are deducted from gross product revenues at the time such revenues are recognized along with the recording of a corresponding reserve, or liability. In making these estimates we take into consideration our historical information, current contractual and statutory requirements, shelf life of our products, estimated customer inventory levels and information received from outside parties. Significant judgments and estimates must be made and used in estimating the reserve balances in any accounting period. Our product sales allowances and reserves include:

•      Product Returns:  We have estimated reserves for product returns from wholesalers, hospitals and pharmacies in the United States in accordance with our product returns policy. Our returns policy allows product returns within the period beginning six months prior to and twelve months following product expiration. As of March 31, 2008, the shipments of MUSE in the United States made in 2008, 2007, 2006 and a portion of the shipments in 2005 remain subject to future returns.

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

•      Other Rebates:  We estimate amounts payable by us for rebate programs, primarily with managed care organizations, for the reimbursement of portions of the prescriptions filled that are covered by these programs. Rebate allowances are estimated and reserved at the time of sale. We estimate this reserve by utilizing historical information, contractual and statutory requirements, estimated quantities sold to these organizations and estimated customer inventory levels. Effective January 1, 2006, MUSE no longer qualifies for Medicaid reimbursement and effective January 1, 2007, MUSE no longer qualifies for Medicare Part D.

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

As a result, the initial $10 million paid at closing and the $140 million paid upon FDA Approval have been recorded as deferred revenue and will be recognized as license revenue, together with the future billings under the TSA, if any, ratably over the remaining 21.5-month term of the Improvement License, from August 1, 2007 to May 15, 2009. The revenue related to the transaction recognized in the year ended December 31, 2007 was $34.9 million and for the quarter ended March 31, 2008 was $20.9 million. Such revenue in future quarters is expected to be recognized as follows (in thousands):

Quarter ending	License revenue
June 30, 2008	$20,930
September 30, 2008	$20,930
December 31, 2008	$20,930
March 31, 2009	$20,930
June 30, 2009	$10,465

We may also receive milestone payments of up to $30 million based upon sales of Evamist through the term of the agreements. Revenues associated with these performance milestones will be recognized when they are earned and collectability is reasonably assured.

Research and Development Expenses

Research and development (“R&D”) expenses include license fees, related compensation, consultants fees, facilities costs, administrative expenses related to R&D activities and clinical trial costs at other companies and research institutions under agreements which are generally cancelable, among other related R&D costs. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by clinical research organizations, (“CROs”), and clinical sites. These costs are recorded as a component of R&D expenses. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of March 31, 2008, it was not considered more likely than not that our deferred tax assets would be realized.

As of March 31, 2008, we believed that the amount of the deferred tax assets recorded on our condensed consolidated balance sheet would not ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets; we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”) Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN No. 48 on January 1, 2007 was recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN No. 48, we recognized a decrease of approximately $1.2 million in our income tax liability, which resulted in a decrease of $1.2 million in accumulated deficit on January 1, 2007.

Inventories

We record inventory reserves for estimated obsolescence, unmarketable or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In 2006, we recorded a $764,000 inventory write-down related to the purchase of alprostadil, considered to be in excess of projected production needs. During the quarter ended September 30, 1998, we established significant reserves against our inventory to align with new estimates of expected future demand for MUSE. In 2007, we disposed of $2.8 million of fully reserved alprostadil which had no impact on cost of goods sold. As of March 31, 2008, the remaining inventory reserve balance is $1.9 million relating to raw materials and components. In the first quarter of 2005, we determined that we likely would continue to use some portion of the fully reserved component parts inventory in production. When we record inventory reserves, we establish a new, lower cost basis for the inventory for accounting purposes. Accordingly, to the extent that this fully reserved inventory was used in production in the first quarters of 2008 and 2007, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold.

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

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. Our marketable securities have been classified and accounted for as available-for-sale. These securities are carried at fair value, as provided by our investment advisor. We hold certain securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we will occasionally sell these securities prior to their stated maturities. As these securities are viewed by us as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital—Current Assets and Liabilities, securities with maturities beyond 12 months are classified as current assets, expect for certain securities that the Company expects to recover their full or substantial value beyond the next 12 months due to continued uncertainty in the capital markets, classified as non-current, under the captions available-for-sale securities in our condensed consolidated balance sheets.

Our policy is to record investments in marketable securities as available-for-sale because the sale of such securities may be required prior to maturity. Any gains and losses on the sale of marketable securities are determined on a specific identification basis and are included in interest income in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).

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

From 2005 and until December 2007 we had an investment in Columbia Strategic Cash Portfolio (“Strategic Cash”) offered by our investment advisor, Columbia Management LLC (“Columbia”). Strategic Cash is an enhanced money market fund in which the fund sought to maintain a $1 per share net asset value. We used Strategic Cash for the investment of excess cash, and periodic transfers were made from Strategic Cash to the operating cash account to fund our current operations.

In early December 2007, we were notified by Columbia that the Strategic Cash fund was closed and that the fund was to be liquidated. The fund no longer supported the $1 per share net asset value and switched to a market value fund in which all investments were marked to market. We were given the option of staying in the fund and receiving cash proceeds from the fund as its holdings were liquidated or receiving a pro-rata share of the investments held by the fund. Upon advice from our investment advisor, we took redemption-in-kind consisting of cash, interest receivable and a pro-rata distribution of the underlying securities, consisting principally of high quality corporate debt and asset-backed securities. Prior to the redemption our investment in Strategic Cash was $84.4 million. On December 20, 2007 and December 21, 2007, we received our redemption-in-kind consisting of securities with a market value of $68.7 million, interest receivable of $300,000 and cash of $14.4 million. The difference between our investment in Strategic Cash of $84.4 million and the fair value of the securities, cash and interest receivable totaling $83.4 million received in-kind resulted in a loss of $1 million. This loss of $1 million was reflected in interest income in the condensed consolidated statement of operations and other comprehensive income (loss) for the year ended December 31, 2007.

The securities distributed to us from Strategic Cash included corporate bonds, commercial paper, asset-backed securities and other securities. Certain of the securities transferred to us from Strategic Cash, totaling $3.9 million in fair value at transfer, did not comply with our investment policy in effect at that time due to either credit ratings, length of maturities or sectors not allowed under the policy. These securities were approved by the Audit Committee of the Board of Directors for acceptance into our portfolio. The securities received on redemption will be subject to changes in value depending on market conditions.

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

Share-Based Payments

We follow the fair value method of accounting for share-based compensation arrangements in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) 123R, Share-Based Payment (“SFAS 123R”). We adopted SFAS 123R effective January 1, 2006 using the modified prospective method of transition. Under SFAS 123R, the estimated fair value of share-based-compensation, including stock options and restricted stock units granted under our Stock Option Plan and purchases of common stock by employees at a discount to market price under the Employee Stock Purchase Plan (“the ESPP”), is recognized as compensation expense. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock purchase rights during each offering period and the percentage of the purchase discount.

We recorded $1.4 million of share-based compensation expense for the quarter ended March 31, 2008, and $906,000 of share-based compensation expense for the quarter ended March 31, 2007. Share-based compensation expense is allocated among cost of goods sold and manufacturing, research and development and selling, general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.

We use the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived by analyzing the historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We determine expected volatility using the historical method, which is based on the daily historical trading data of our common stock over the expected term of the option. Management selected the historical method primarily because we have not identified a more reliable or appropriate method to predict future volatility. For more information about SFAS 123R, see Note 3: “Share-Based Compensation” to the notes to condensed consolidated financial statements included in this Form 10-Q.

Fair Value Measurements

On January 1, 2008, we partially adopted SFAS No. 157 “Fair Value Measurements.” Adoption of the provisions of this standard did not have a material effect on our financial position. For assets that are measured using quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.

Financial Instruments Measured at Fair Value.  Our available-for-sale financial instruments are carried at fair value and we make estimates regarding valuation of these assets measured at fair value in preparing the condensed consolidated financial statements.

Fair Value Measurement—Definition and Hierarchy.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

Valuation Technique.  SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of VIVUS. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•      Level 1—Valuations based on quoted prices in active markets for identical assets. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Assets utilizing Level 1 inputs include exchange-traded equity securities that are actively traded, most U.S. Government securities and certain other sovereign government obligations.

•      Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Assets utilizing Level 2 inputs include: corporate bonds; asset-backed securities (“ABS”), and collateralized mortgage obligations (“CMO”).

•      Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Assets utilizing Level 3 inputs include: corporate bonds, including structured investment vehicles, commercial paper, ABS’ and CMOs.

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.  Investment securities priced using non-binding broker quotes and retained interests are included in Level 3.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. We use prices and inputs that are current as of the measurement date, including during periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many instruments. This condition could cause an instrument to be reclassified from Level 1 to Level 2 or Level 2 to Level 3.

Valuation Techniques.

Corporate Bonds.    The fair value of corporate bonds is estimated using recently executed transactions, market price quotations (where observable), bond spreads or credit default swap spreads. The spread data used are for the same maturity as the bond. If the spread data do not reference the issuer, then data that reference a comparable issuer is used. When observable price quotations are not available, fair value is determined based on cash flow models with yield curves, bond or single name credit default swap spreads and recovery rates based on collateral values as key inputs. Corporate bonds are generally categorized in Level 2 of the fair value hierarchy; in instances where significant inputs are unobservable, they are categorized in Level 3 of the hierarchy.

Collateralized Mortgage Obligations (“CMO”) and Asset-Backed Securities (“ABS”).    CMO and ABS may be valued based on external price/spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable securities. Included in this category are certain interest-only securities, which, in the absence of market prices, are valued as a function of observable securities prices and cash flow values of principal-only securities using current market assumptions at the measurement date. CMO and ABS are categorized in Level 3 if external prices are unobservable; otherwise they are categorized in Level 2 of the fair value hierarchy.

Reclasses from Level 2 to Level 3.    During the first quarter of fiscal 2008, the Company reclassified approximately $13.2 million of securities, net, from Level 2 to Level 3 because certain significant inputs for the fair value measurement became unobservable. These reclasses were primarily related to the continued market and liquidity deterioration in the financial markets. Most of the transfers to Level 3 during the quarter ended March 31, 2008 were in CMO’s, ABS’ and Corporate Bonds.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, SFAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. SFAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, SFAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. SFAS 141(R) is effective for the Company as of January 1, 2009. Management is currently evaluating the impact of adopting this Statement, but we do not expect it to have a material impact on our condensed consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS 160 also requires a new presentation on the face of the condensed consolidated financial statements to separately report the amounts attributable to controlling and noncontrolling interests. SFAS 160 is effective for the Company as of January 1, 2009. Management is currently evaluating the impact of adopting this Statement, but we do not expect it to have a material impact on our condensed consolidated financial position or results of operations.

In September 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-1 “Accounting for Collaborative Agreements,” (“EITF 07-1”). EITF 07-1 defines collaborative agreements as contractual arrangements that involve a joint operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and that are exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-1 provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires additional disclosures about a company’s collaborative arrangements. EITF 07-1 is effective for the Company as of January 1, 2009. The adoption of EITF 07-1 is not expected to have a material impact on our condensed consolidated financial position or results of operations.

In June 2007, the FASB ratified EITF 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to

Be Used in Future Research and Development Activities,” which requires nonrefundable advance payments for future R&D activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. Earlier application is not permitted. EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. On January 1, 2008, we adopted this Statement which did not have a material impact on our condensed consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards.  Therefore, the adoption of this standard had no impact on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for VIVUS as of January 1, 2008 for financial assets and financial liabilities within its scope. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. On January 1, 2008, the Company partially adopted  SFAS No. 157 for financial assets and financial liabilities. This did not have a material impact on our condensed consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its condensed consolidated financial position and results of operations.

RESULTS OF OPERATIONS

Executive Overview

For the three months ended March 31, 2008, we reported a net loss of $7.1 million, or $0.12 net loss per share, as compared to a net loss of $7.4 million, or $0.13 net loss per share, during the same period in 2007.The lower net loss in the first quarter of 2008 as compared to the net loss in the first quarter of 2007 is primarily due to the recognition of the K-V deferred license revenue offset by an increase in operating expenses in the first quarter of 2008 as compared to the same period in 2007. The increase in operating expenses was primarily attributable to spending related to our development program for Qnexa, our investigational product candidate currently in Phase 3 clinical trials for obesity.

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates. Under the agreements Deerfield and its affiliates agreed to provide $30 million in funding to us. The $30 million in funding consists of $20 million from a Funding and Royalty Agreement (“FARA”), and $10 million from the sale of VIVUS’ common stock at the closing on April 15, 2008 in connection with the registered direct offering mentioned above under a securities purchase agreement. Under the FARA, the Deerfield Affiliates will make six payments to us of $3.3 million, beginning in April 2008 and quarterly thereafter.  We are currently in the process of evaluating the accounting treatment for the Deerfield Transaction.

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

The revenue related to the transaction recognized in the first quarter of 2008 is $20.9 million and the revenue in future quarters is expected to be recognized as follows (in thousands):

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

Revenue.

	Three Months Ended March 31,		Increase/	%
	2008	2007	(Decrease)	Change
	(In thousands, except percentages)
United States product, net	$1,088	$460	$628	137%
International product	554	1,113	(559)	(50)%
License and other revenue	21,046	116	20,930	18,043%
Total revenues	$22,688	$1,689	$20,999	1,243%

Product revenues for the quarters ended March 31, 2008 and March 31, 2007, remained constant at $1.6 million. The increase in U.S. product revenues in the quarter ended March 31, 2008 as compared to the same period in 2007 is primarily due to increased domestic shipments of MUSE and a price increase in 2008. The decrease in international revenue in the quarter ended March 31, 2008 as compared to the same period in 2007 was due to the timing of orders from our international partners. The increase in MUSE domestic shipments is a result of fluctuations in inventory levels at the wholesale level and is not indicative of any trend.

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

Cost of goods sold and manufacturing.

	Three Months Ended March 31,			%
	2008	2007	Increase	Change
	(In thousands, except percentages)
Cost of goods sold and manufacturing	$2,787	$2,571	$216	8%

Cost of goods sold and manufacturing (“cost of goods sold”) in the first quarter of 2008 increased $216,000, or 8%, to $2.8 million, as compared to $2.6 million for the first quarter of 2007. Cost of goods sold increased in the three months ended March 31, 2008 as compared to the same period of 2007 primarily due to an increase in inventory reserves and the disposal of inventory due to the non-conformance of certain raw materials.

We anticipate cost of goods sold and manufacturing in 2008 will be similar to costs incurred in 2007.

Research and development.

	Three Months Ended March 31,			%
	2008	2007	Increase	Change
	(In thousands, except percentages)
Research and development	$23,371	$3,011	$20,360	676%

Research and development expenses in the first quarter of 2008 increased $20.4 million, or 676%, to $23.4 million, as compared to $3.0 million for the first quarter of 2007. In the first quarter of 2008, increased Qnexa obesity and diabetes spending of $20.2 million and non-project related spending of $600,000 (primarily due to increases in non-cash stock based compensation expense of $255,000, compensation and related expense of $195,000 due to an increase in headcount and increased consulting expense of $65,000) were partially offset by decreases in other clinical trial and project activity of $460,000 (primarily a $513,000 decrease in avanafil project related spending), as compared to the first quarter of 2007. In the three months ended March 31, 2008, we spent $17.3 million on Qnexa Phase 3 trials performed by our primary contract research organization which represented 74% of our total research and development expenses.

We anticipate that our research and development expenses will continue to increase significantly in 2008 over the expenses in 2007, as we continue to advance the clinical program for Qnexa for the treatment of obesity and our other programs. The current remaining contractual obligation with our primary contract research organization for the Phase 3 Qnexa trials totals $32.2 million which will be recorded as research and development expense in the next two years. There are likely to be additional research and development expenses related to Qnexa and our other programs under development. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and preclinical studies. If we are successful in obtaining FDA regulatory approval for any new investigational product candidates being developed through our research and development efforts, we do not expect to recognize revenue from sales of such new products, if any, for several years.

Selling, general and administrative.

	Three Months Ended March 31,			%
	2008	2007	Increase	Change
	(In thousands, except percentages)
Selling, general and administrative	$4,252	$4,105	$147	4%

Selling, general and administrative expenses in the three months ended March 31, 2008 of $4.3 million increased $147,000, or 4% as compared to the three months ended March 31, 2007. In the quarter ended March 31, 2008, this increase is primarily due to $230,000 in additional non-cash stock based compensation expense and an incremental increase in compensation expense of $225,000, partially offset by decreased direct to consumer MUSE marketing expense of $278,000, as compared to the quarter ended March 31, 2007.

We anticipate that our selling, general and administrative expenses in 2008 will be similar to 2007.

Interest income and expense.

Interest income for the quarter ended March 31, 2008 was $757,000, as compared to $767,000 for the quarter ended March 31, 2007. The decrease in interest income is primarily due to an other-than-temporary impairment loss on our available-for-sale securities of $1.4 million partially offset by the increase in our average investment cash balance (due to the receipt of the $140.0 million payment from K-V in August 2007) from the three months ended March 31, 2008 as compared to the same period in 2007.

Interest expense for the quarter ended March 31, 2008 was $122,000 as compared to $154,000 during the same period last year. On April 24, 2007, in connection with the sale of Evamist to K-V, we paid off the $6.7 million outstanding balance on the Tanabe line of credit, including all accrued interest and terminated the line of credit.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Unrestricted cash, cash equivalents and available-for-sale securities totaled $164.5 million at March 31, 2008, as compared to $179.5 million at December 31, 2007. The decrease in cash, cash equivalents and available-for-sale securities of

$15.0 million is the net result of cash used by operating activities, partially offset by cash provided by investing and financing activities for the first three months of 2008. Included in these amounts are cash receipts from the collection of amounts owed at December 31, 2007 from customers as measured by a decrease of $2.8 million in accounts receivable and $114,000 from exercises of stock options.

Since inception, we have financed operations primarily from the issuance of equity securities. Through March 31, 2008, we raised $224.2 million from financing activities, received $150 million from the sale of Evamist and had an accumulated deficit of $176.9 million at March 31, 2008.

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

At March 31, 2008, we had $53.7 million in cash and cash equivalents and $110.8 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily high quality corporate debt securities and asset-backed securities, in accordance with our investment policy. The investment policy has the primary investment objectives of preservation of principal while at the same time maximizing yields without significantly increasing risk; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. Certain of these securities are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues.

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

Accounts Receivable. Accounts receivable (net of allowance for doubtful accounts) at March 31, 2008 was $1.4 million, as compared to $4.2 million at December 31, 2007. The 66% decrease in the accounts receivable balance at March 31, 2008 is primarily due to the collection of accounts receivable outstanding at December 31, 2007. Currently, we do not have any significant concerns related to accounts receivable or collections.

Liabilities. Total liabilities were $126.5 million at March 31, 2008, $13.1 million lower than at December 31, 2007. The change in total liabilities includes a $21 million net decrease in deferred revenue primarily due to the amortization of the $150 million in deferred license revenue received from K-V on the sale of Evamist, a $6.1 million increase in accounts payable due to the timing of payments for goods and services supporting the development effort for Qnexa and a $3.3 million increase in accrued research and clinical expenses, also due to the Qnexa development effort. The deferred revenue balance primarily results from the K-V transaction and the related amortization over time of the revenue based on the receipt of the cash in 2007. Deferred revenue is a non-cash liability and does not represent any future obligations on our part.

We have entered into manufacturing agreements with suppliers to purchase raw materials. As of March 31, 2008, our remaining commitment under these agreements is to purchase a minimum of $2.3 million of product from 2008 through 2011. In the first quarter of 2006, we recorded a $764,000 inventory write-down related to the purchase of alprostadil considered to be in excess of projected production needs. Should our inventory of raw materials exceed our future production needs, it may be necessary to write-off additional excess inventory.

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

Operating Activities. Our operating activities used $13.3 million of cash and $4.2 million of cash during the three months ended March 31, 2008 and 2007, respectively. During the first three months of 2008, our net operating loss of $7.1 million was offset by a $6.1 million increase in accounts payable due to the timing of payments, a $2.8 million reduction in our accounts receivable, due to the collection of monies owed to us, $1.4 million in non-cash stock based compensation expense, a $1.4 million other-than-temporary loss on investments, a $3.3 million increase in accrued research and clinical expenses due to the Qnexa development effort and a $1.5 million decrease in prepaid and other assets. These offsets to our net operating loss were in turn offset by the recognition of $21 million of deferred revenue primarily due to the amortization of license revenue due to the receipt of $150 million from K-V for the sale of Evamist.  During the first three months of 2007, our net operating loss of $7.4 million was partially offset by a $3.3 million reduction in our accounts receivable, due to the collection of monies owed to us, which in turn was offset by use of cash to pay accrued employee compensation and benefits of $538,000.

Investing Activities. Our investing activities provided $29.1 million and $2.3 million in cash during the three months ended March 31, 2008 and 2007, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities. Financing activities provided $85,000 and $1.1 million during the three months ended March 31, 2008 and 2007, respectively. In the first three months of 2008, the cash provided by financing activities included $114,000 in proceeds from the exercise of stock options partially offset by $29,000 in principal payments under our note with Crown Bank, N.A. In the first three months of 2007, the cash provided by financing activities was primarily due to increased borrowings under our Tanabe Holding America, Inc. line of credit of $379,000 and $730,000 in proceeds from the exercise of stock options.

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

On December 22, 2005, we purchased from our landlord our principal manufacturing facility, which was previously leased, for $7.1 million. The purchase price was funded in part by $3.3 million, which was being held by the landlord as cash collateral for renovations to the facility upon the termination of the lease and the remainder with cash. On January 4, 2006, we obtained a $5.4 million loan from Crown Bank, N.A. (“Crown”). The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for these Agreements. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% and 9.25% for the first three months of 2008 and 2007, respectively.

On July 14, 2006, VIVUS, Inc. filed with the Securities and Exchange Commission, or SEC, a shelf Registration Statement on Form S-3. The shelf Registration Statement (File Number 333-135793) was declared effective by the SEC on August 16, 2006, providing us with the ability to offer and sell up to an aggregate of $80.0 million of common stock from time to time in one or more offerings. The terms of any such future offering would be established at the time of such offering. This shelf Registration Statement (File Number 333-135793) replaces shelf Registration Statement (File Number 333-12159).

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

On April 15, 2008, we closed the Deerfield Transaction in which Deerfield and its affiliates agreed to provide us with $30 million in funding.  The $30 million in funding consists of $20 million from a Funding and Royalty Agreement (“FARA”) entered into with a newly incorporated subsidiary of Deerfield (“Deerfield Sub”), and $10 million from the sale of VIVUS’ common stock under a securities purchase agreement.  Under the FARA, at closing the Deerfield Affiliates made the first of six payments of $3.3 million, beginning in April 2008 and quarterly thereafter. We will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational product candidate, to Deerfield Sub. The term of the FARA is ten years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, manufacture, promote and sell MUSE, and develop avanafil. At the closing on April 15, 2008, in connection with the registered direct offering mentioned above under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed certain expenses incurred in this transaction of approximately $200,000. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights. If we exercise our right to purchase the Deerfield Sub, the net price will be $23 million, if exercised within three years or $26 million if exercised after three years but before four years (the purchase price is subject to other adjustments, as defined in the agreement).  After three years from the closing the Deerfield affiliates may exercise the right to compel us to purchase the Deerfield Sub at a price ranging from $17 million to $26 million based upon various circumstances. If either party exercises its option, any further royalty payments would be effectively terminated.  In exchange for the option right, we paid $2 million to the Deerfield Affiliates.  Our intellectual property and all of the accounts receivable, inventory and equipment arising out of or relating to MUSE and avanafil are collateral for this transaction.

On May 5, 2008, VIVUS, Inc. filed with the SEC a shelf Registration Statement on Form S-3.  Once the shelf Registration Statement (File Number 333-150649) has been reviewed and declared effective by the SEC, we will have the ability to offer and sell up to an aggregate of $150 million of common stock from time to time in one or more offerings.  The terms of any such future offering would be established at the time of such offering.

On May 6, 2008, we filed with the SEC a Post-Effective Amendment No. 1 to Form S-3 (File No. 333-135793) (the “Registration Statement”), which was filed with the SEC on July 14, 2006, to amend the Registration Statement to deregister any securities registered pursuant to the Registration Statement and not otherwise sold thereunder.

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

•      the results of operations;

•      demand for MUSE;

•      the potential forced purchase of the royalty streams we previously sold to Deerfield;

•      the cost, timing and outcome of regulatory reviews;

•      the rate of technological advances;

•      ongoing determinations of the potential commercial success of our products under development;

•      the level of resources devoted to sales and marketing capabilities; and

•      the activities of competitors.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least through the end of 2009. However, we anticipate that we may require additional funding to continue our research and product development programs, to conduct preclinical studies and trials, for operating expenses, to pursue regulatory approvals for our investigational product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, and we may require additional funding to establish additional manufacturing and marketing capabilities in the future. In particular, we expect to make other substantial payments to Acrux and Tanabe, in accordance with our agreements with them in connection with the licensing of certain compounds. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales. Similar to the transaction with Evamist, we may consider divesting any of our products in development or our commercial product in order to raise additional funding. We may seek to access the public or private equity markets whenever conditions are favorable. The sale of additional equity securities would result in additional dilution to our stockholders. We may also seek additional funding through strategic alliances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our research or development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or investigational product candidates. To the extent that we are unable to obtain third party funding for such expenses, we expect that increased expenses may result in future losses from operations. We are continually evaluating our existing portfolio and we may choose to divest or spin-off one or more of our products or investigational product candidates at any time. We cannot assure you that we will successfully develop our products under development or that our products, if successfully developed, will generate revenues sufficient to enable us to earn a profit.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. These do not include milestones or future interest expense and assume non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Payments Due by Period
Contractual obligations	Total	2008 (9 months)	2009-2011	2012-2013	Thereafter
	(in thousands)
Operating leases	$740	$416	$324	—	—
Manufacturing and other agreements	11,058	8,326	2,732	—	—
Clinical trials	39,240	27,976	11,264	—	—
Notes payable	5,145	101	471	$378	$4,195
Total contractual obligations	$56,183	$36,819	$14,791	$378	$4,195

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

Manufacturing Agreements

In November 2002, we entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. In May 2007, we amended the terms of this agreement and our remaining commitment is to purchase a minimum total of $1.5 million of product from 2008 through 2011.

In January 2004, we entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. In February 2006, we amended the terms of this agreement to require the purchase of a minimum total of $1.5 million of product from 2006 through 2008. Our remaining commitment under this agreement is $765,000.

Other Agreements

We have remaining commitments under various general and administrative services agreements totaling $1.8 million at March 31, 2008, including $1.2 million related to Mr. Wilson’s Employment Agreement (see below). We have also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at March 31, 2008, our remaining commitment under these agreements totaled $6.1 million. In addition, we have entered into marketing promotion agreements for our erectile dysfunction product, MUSE. At March 31, 2008, our remaining commitment under the MUSE agreements totaled $866,000.

On December 19, 2007, the Compensation Committee of the Board of Directors of the Company approved an employment agreement (the “Employment Agreement”) with Leland F. Wilson, the Company’s President and Chief Executive Officer. The Employment Agreement includes salary, incentive compensation, retirement benefits and length of employment, among other items, as agreed to with Mr. Wilson. The Employment Agreement has an initial term of two years commencing on the effective date, June 1, 2007 (the “Effective Date”). On the second anniversary of the Effective Date, the Employment Agreement will automatically renew for an additional one-year term unless either party provides the other party with a notice of non-renewal.

Clinical Trials

We have entered into various agreements with clinical consultants, investigators, clinical suppliers and clinical research organizations to perform clinical trial management and clinical studies on our behalf and, at March 31, 2008, our remaining commitment under these agreements totaled $39.2 million. We make payments to these providers based upon the number of patients enrolled and the length of their participation in the trials. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

Notes Payable

On January 4, 2006, we obtained a $5.4 million loan from Crown. The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for these Agreements. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% and 9.25% for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, we have a principal balance of $5.1 million remaining on the Crown loan.

Additional Payments

We have entered into development, license and supply agreements which contain provisions for payments upon completion of certain development, regulatory and sales milestones and possible payments arising from the Deerfield Transaction. Due to the uncertainty concerning when and if these milestones may be completed or other payments are due, we have not included these potential future obligations in the above table.

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

We have paid upfront licensing fees of $5 million to Tanabe and have agreed to make additional payments upon the completion of certain development, regulatory and sales milestones. During the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil, which meets one of the clinical development milestone criteria above. We paid Tanabe $2 million in connection with this milestone in 2006. We have further agreed to pay royalties on net sales of products containing avanafil. No payments were made under this agreement with Tanabe in the three months ended March 31, 2008.

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

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates).  Under the agreements Deerfield and its affiliates agreed to provide us with $30 million in funding.  The $30 million in funding consists of $20 million from a Funding and Royalty Agreement (“FARA”) entered into with a newly incorporated subsidiary of Deerfield (“Deerfield Sub”) and $10 million from the sale of our common stock.  Under the FARA, the Deerfield Affiliates will make six payments of approximately $3.3 million, beginning in April 2008 and quarterly thereafter.  Such payments are referred to as the “Funding Payments”. We will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational product candidate to Deerfield Sub. The term of the FARA is ten years.  The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, manufacture, promote and sell MUSE, and develop avanafil.  At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed certain expenses incurred in this transaction of approximately $200,000. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights.  If either party exercises its option, any further royalty payments would be effectively terminated.  Collectively, these transactions are referred to as the Deerfield Transactions.

Also in connection with the Deerfield Transactions, VIVUS, the Deerfield Affiliates and Deerfield Sub entered into the Option and Put Agreement, dated April 3, 2008, or the OPA.  Pursuant to the OPA, the Deerfield Affiliates have granted us an option to purchase all of the outstanding shares of common stock of Deerfield Sub, or the Shares, from the Deerfield Affiliates, referred to as the Option, and we have agreed to grant the Deerfield Affiliates an option to require us to purchase all of the outstanding shares of common stock of Deerfield Sub from the Deerfield Affiliates, referred to as the Put Right.

If we exercise the Option, base consideration for the Option exercise, or Base Option Price, will be:

•      $25 million, if the Option is exercised on or prior to the third anniversary of the execution of the OPA; or

•                  $28 million, if the Option is exercised subsequent to the third anniversary but prior to the fourth anniversary of the execution of the OPA.

The aggregate consideration payable by VIVUS upon exercise of the Option, or the Option Purchase Price, would be equal to the sum of the Base Option Price, plus: (i) the cash and cash equivalents held by Deerfield Sub at the date of the closing of the resulting sale of the common stock of Deerfield Sub; (ii) accrued and unpaid royalties; and minus (i) the option premium of

$2 million which was paid at the closing of the transaction (referred to as the Option Premium); (ii) accrued but unpaid taxes; (iii) unpaid Funding Payments; and (iv) any other outstanding liabilities of Deerfield Sub.  The Option terminates on the fourth anniversary of the execution of the OPA.

In consideration of the grant of the Option, at closing we paid $2 million to the Deerfield Affiliates. As indicated in the calculation of the Option Purchase Price, if the Option is exercised by us the Option Premium will be applied to reduce the Option Purchase Price.

The Put Right terminates on the tenth anniversary of the execution of the OPA and will become exercisable on the earliest of:

•      the third anniversary of the execution of the OPA;

•      any date on which:

(1)     the market capitalization of the Company falls below $50,000,000; or

(2)     the amount of cash and cash equivalents as defined, held by the Company falls below $15,000,000; or

(3)     the fifteenth day following the delivery of written notice to VIVUS that we have failed to make Royalty Payments in accordance with the provisions of the FARA unless we make such Royalty Payments prior to such fifteenth day; or

(4)     a Major Transaction, as defined below, closes.

If the Deerfield Affiliates exercise the Put Right, base consideration for the put exercise, or the Base Put Price, will be:

•                  $23 million, if the Put Right is exercised on or prior to the third anniversary of the execution of the OPA and we have notified the Deerfield Affiliates of our intent to enter into a Major Transaction (such notice is referred to as a Major Transaction Notice); or

•                  $26 million, if the Put Right is exercised subsequent to the third anniversary of the execution of the OPA and we have provided the Deerfield Affiliates a Major Transaction Notice; or

•                  $17 million, in all other cases.

The aggregate consideration payable by VIVUS upon exercise of the Put Right, or the Put Purchase Price, would be equal to the sum of the Base Put Price, plus: (i) the cash and cash equivalents held by Deerfield Sub at the date of the closing of the resulting sale of the common stock of Deerfield Sub; (ii) accrued and unpaid royalties; and minus (i) accrued but unpaid taxes; (ii) unpaid Funding Payments; and (iii) any other outstanding liabilities of Deerfield Sub.

Pursuant to the OPA, the following events would qualify as Major Transactions:

•                  a consolidation, merger, exchange of shares, recapitalization, reorganization, business combination or similar event:

(1)               following which the holders of common stock of VIVUS immediately preceding such event either:

(a)               no longer hold a majority of the shares of the common stock of VIVUS; or

(b)              no longer have the ability to elect a majority of the board of directors of VIVUS;

(2)               as a result of which shares of common stock of VIVUS are changed into (or the shares of common stock become entitled to receive) the same or a different number of shares of the same or another class or classes of stock or securities of VIVUS or another entity, collectively referred to as Change in Control Transactions;

•                       a sale or transfer of assets of VIVUS in one transaction or a series of related transactions for a purchase price of more than $350 million where the consideration to be payable at or within thirty days of closing of such transaction or transactions has a value of more than $350 million, or a sale, transfer or license of all or substantially all assets or proprietary rights of VIVUS that relate specifically to MUSE or avanafil; or

•                       a purchase, tender or exchange offer made to the holders of outstanding shares of VIVUS’ common stock, such that following such purchase, tender or exchange offer a Change in Control Transaction shall have occurred; or

•                       an issuance or series of issuances in a series of related transactions by VIVUS of an aggregate number of shares of common stock in excess of 20% of the our outstanding common stock on the date hereof if, immediately prior to such issuance, the market capitalization of VIVUS is less than $300 million.

In connection with the FARA, Deerfield Sub and VIVUS have entered into a Royalty Security Agreement, whereby we have granted Deerfield Sub a security interest in certain collateral related to MUSE and avanafil including: all of our drug applications; all existing and future licenses relating to the development, manufacture, warehousing, distribution, promotion, sale, importing or pricing of MUSE and avanafil; our intellectual property and all of the accounts, inventory and equipment arising out of or relating to Muse and avanafil. In connection with the OPA, the Deerfield Affiliates and VIVUS have entered into a security agreement, whereby we have granted the Deerfield Affiliates a security interest in the same Collateral as defined by the Royalty Security Agreement.  The security interest granted to the Deerfield Affiliates has priority to that granted to Deerfield Sub by the Royalty Security Agreement.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in widely diversified investments consisting of investment grade securities. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. Based on information provided by our investment advisor, Columbia Management LLC, a hypothetical 100 basis point increase in interest rates reduces the fair value of our available-for-sale securities at March 31, 2008 by approximately $233,000. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities.

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

We have investments in commercial paper, corporate bonds, asset-backed securities, and other securities. While we now earn a premium interest rate on these investments, some of these investments are not liquid. We presently do not need to access these funds for operating purposes. We have the ability to generally hold our investments until maturity and therefore we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio. In the event we need to access these funds, we may not be able to do so without a loss of principal.

We are also exposed to interest rate risk on the $5.1 million loan payable to Crown Bank, N.A. as of March 31, 2008. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. The interest rate was 7.5% and 9.25% for the first three months of 2008 and 2007, respectively.

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

The Company and Acrux Limited, or Acrux, are parties to the Testosterone Development and Commercialization Agreement and the Estradiol Development and Commercialization Agreement, each dated February 12, 2004, or the Acrux Agreements. The Acrux Agreements cover the Company’s Evamist and Luramist investigational products, both of which are licensed from Acrux under the Acrux Agreements. The Company received a letter dated November 13, 2006 from legal counsel for Acrux containing various claims of breach under the Acrux Agreements. The Company has responded that it believes there is no merit to those claims and that it has meritorious defenses to such claims. The claims with respect to Evamist have not progressed further, but, to date, the claims have not been withdrawn. On November 5, 2007, Acrux made a demand for arbitration under the Acrux Agreements regarding its claims related to Luramist. Acrux’s demand seeks a reversion of all rights assigned to the Company related to Luramist, monetary damages, a portion of a milestone payment for Luramist under the Acrux Agreements and declaratory relief. The Company believes that is in compliance with all material aspects of the Acrux Agreements, including those relating to Luramist and that it currently does not owe monetary damages or any milestone payment under the Acrux Agreements. The arbitration process is proceeding, with the parties selecting and qualifying potential arbitrators. However, in the event that Acrux should prevail in this matter, it could have a material adverse effect on our business, financial condition and results of operations and cash flow.

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

The process of developing new drugs and/or therapeutic products is inherently complex, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. Investigational product candidates that may appear to be promising at all stages of development may not reach the market for a number of reasons. Investigational product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoint due to statistical anomalies even though clinical benefit may have been achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance. Historically, our development efforts have been focused on products for sexual and postmenopausal health. While we have experience in managing Phase 1 through 3 clinical trials in support of various indications, we do not have any experience in managing Phase 3 clinical trials for obesity or Phase 2 clinical trials for diabetes. There can be no assurance that we will be successful with the limited experience and resources we have available at the present time relating to obesity or diabetes.

The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current investigational product candidates may not have favorable results in later studies or trials.

Pre-clinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of an investigational product candidate in the general population, but rather to test initial safety, to study pharmacokinetics and pharmacodynamics, to study limited efficacy in a selected disease population, and to identify and attempt to understand the investigational product candidate’s side effects at various doses and schedules. Success in pre-clinical studies or completed clinical trials does not ensure that later studies or trials, including continuing pre-clinical studies and large-scale clinical trials, will be successful nor does it necessarily predict future results. Favorable results in early studies or trials may not be repeated in later studies or trials, and investigational product candidates in later stage trials may fail to show acceptable safety and efficacy despite having progressed through initial-stage trials. In addition, the placebo rate in larger studies may be higher than expected.

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

•      inability to obtain or manufacture sufficient quantities of drugs for use in clinical trials;

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

The FDA has also recently issued an alert on the use of antiepileptic drugs and a potential risk of increased suicidal ideation. The agency has requested that as part of our Phase 3 trials for Qnexa, a standard analysis of patients’ suicidal tendencies be performed. While we do not expect a negative impact from the completion of this analysis, any approved labeled use of Qnexa may exclude patients with suicidal tendencies.

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

We anticipate that each of the approved drugs that are combined to produce our investigational product candidate, Qnexa, will be commercially available at prices lower than the price at which we would seek to market our investigational product candidate. We cannot be sure that physicians will view our products as sufficiently superior to a treatment regime of the individual active pharmaceutical ingredients as to justify the significantly higher cost we expect to seek for Qnexa, and they may prescribe the individual drugs already approved and marketed by other companies instead of our combination product. Even though our U.S. patent contains composition, product formulation and method-of-use claims that should protect Qnexa, that patent may be ineffective as a practical matter to protect against physicians prescribing the individual drugs marketed by other companies instead of our combination product. To the extent that the price of our product is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components instead of for our combination product, and this may limit how we price Qnexa. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the United States are prepared to pay for Qnexa, which could also limit market and patient acceptance of our product, and could negatively impact our revenues and net income, if any. A physician could seek to prescribe off-label generics in place of Qnexa. Off-label use occurs when a drug that is approved by the FDA for one indication is legally prescribed by physicians for a different, unapproved indication. Topiramate, one of the ingredients in Qnexa, is not approved for obesity treatment. With regard to off-label substitution at the pharmacy level, we expect to rely on the novel dose ratios and novel pharmacokinetic properties of our investigational product candidate, to provide sufficient distinction such that generic preparations are not considered therapeutic equivalents by the FDA. State pharmacy laws in many instances preclude pharmacists from substituting with generic preparations if the products are not therapeutic equivalents. We believe there will be no commercially available doses of the active ingredients in Qnexa, when and if approved. Therefore, the lack of therapeutic equivalency restricts generic substitution by pharmacies and/or pharmacy benefit managers. However, we cannot be certain that pharmacists and/or pharmacy benefit managers will not substitute generics in place of Qnexa, which could significantly diminish its market potential. Physicians might also prescribe the individual components of an investigational product candidate prior to Qnexa’s approval, which could adversely affect our development of the investigational product candidate due to our lack of control over the administration to patients of the combination of active pharmaceutical ingredients in our investigational product candidate, the occurrence of adverse effects, and other reasons. Such pre-approval use could also adversely affect our ability to market and commercialize Qnexa.

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

To obtain regulatory approval for Qnexa, we will be required to show that each active pharmaceutical ingredient in the investigational product candidate makes a contribution to the combined investigational product candidate’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and effective. As a result, we will be required to include in our clinical trials an evaluation of each component drug as well as for the component drug in combination. This would likely require us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of Qnexa than of a new drug containing only a single active pharmaceutical ingredient. The OB-301, or EQUIP trial, is designed to meet the combination guidelines set by the FDA. This trial was fully enrolled in March 2008. Data from this study is expected to be available late in 2008.

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

VIVUS and Acrux Limited, or Acrux, are parties to the Testosterone Development and Commercialization Agreement and the Estradiol Development and Commercialization Agreement, each dated February 12, 2004, or the Acrux Agreements. The Acrux Agreements cover our Evamist and Luramist investigational products, both of which are licensed from Acrux under the Acrux Agreements. We received a letter dated November 13, 2006 from legal counsel for Acrux containing various claims of breach under the Acrux Agreements. We have responded that we believe there is no merit to those claims and that we have meritorious defenses to such claims. The claims with respect to Evamist have not progressed further, but, to date, the claims have not been withdrawn. On November 5, 2007, Acrux made a demand for arbitration under the Acrux Agreements regarding its claims related to Luramist. Acrux’s demand seeks a reversion of all rights assigned to VIVUS related to Luramist, monetary damages, a portion of a milestone payment for Luramist under the Acrux Agreements and declaratory relief. We believe that we are in compliance with all material aspects of the Acrux Agreements, including those relating to Luramist and that we currently do not owe monetary damages or any milestone payment under the Acrux Agreements. The arbitration process is proceeding, with the parties selecting and qualifying potential arbitrators. However, in the event that Acrux should prevail in this matter, it could have a material adverse effect on our business, financial condition and results of operations and cash flow.

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

In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation (“Mitsubishi Tanabe”). It is unclear at this time what effect, if any, the merger will have on our agreement with Tanabe. There can be no guarantee that the merger of Tanabe and Mitsubishi will not have an adverse material effect on our agreement with Tanabe, which in turn could lead to a material adverse effect on our business, financial condition and results of operations.

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

In December 2004, an FDA advisory panel recommended against approval of a testosterone patch under development by another company to address female sexual dysfunction, specifically hypoactive sexual desire disorder. The FDA indicated that more safety data would be required before it would be in a position to recommend approval. Subsequently, this company withdrew its New Drug Application. We are developing an investigational transdermal testosterone product candidate, Luramist, which is designed to address hypoactive sexual desire disorder. We recently reached agreement with the FDA regarding the long-term cardiovascular event study that we must complete prior to submitting Luramist for approval.  We estimate we will have to enroll a minimum of 5,200 patients, over the age of 50, with one cardiovascular risk factor.  The average minimum exposure to Luramist in the safety study is 12 months.  The safety study is an events driven study and patients will be followed until the minimum number of pre-defined cardiovascular events has occurred. Despite the agreement with the FDA on the size and scope of the safety study, we may be required to undertake additional or expanded clinical trials, which could be expensive and the cause of significant delays in our ability to submit our investigational product candidate to the FDA for consideration. In the end, we may be unsuccessful in obtaining FDA approval of Luramist or any of our investigational product candidates.

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

If one of our investigational product candidates is approved by the FDA or by another regulatory authority for a territory outside of the United States, we will be held to extensive regulatory requirements over product manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the investigational product candidates or who we may distribute to. Potentially costly post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority. The safety study for Luramist will require us to follow patients for five years in order to assess potential cardiovascular risks and breast cancer. While we may submit an NDA for Luramist after patients have had an average exposure of 12 months and a minimum number of predefined cardiovascular incidences have occurred, there can be no assurance that Luramist will be approved or, if approved, that safety issues would not arise subsequent to such approval.  Previously unknown problems with the investigational product candidate, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could lead to the withdrawal of the drug from the market.

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

Like many companies our size, we do not have the ability to conduct pre-clinical or clinical studies for our investigational product candidates without the assistance of third parties who conduct the studies on our behalf. These third parties are usually toxicology facilities, safety monitoring companies and clinical research organizations, or CROs, that have significant resources and experience in the conduct of pre-clinical and clinical studies. The toxicology facilities conduct the pre-clinical safety studies as well as all associated tasks connected with these studies. Safety monitoring companies collect reported adverse events that are reported from subjects during clinical trials. The CROs typically perform patient recruitment, project management, data management, statistical analysis, and other reporting functions. We intend to use several different toxicology facilities and CROs for all of our pre-clinical and clinical studies. We have contracted with a safety monitoring company that we intend to use for all of our clinical trials. If these third party toxicology facilities, the safety monitoring company or CROs do not successfully carry out their contractual duties or meet expected timelines, we may not be able to obtain regulatory approvals for our investigational product candidates on a timely basis, if at all, and we may not be able to successfully commercialize these investigational product candidates. If these third party toxicology facilities, the safety monitoring company or CROs do not perform satisfactorily, we may not be able to locate acceptable replacements or enter into favorable agreements with them, if at all.

We rely on third parties to manufacture sufficient quantities of compounds for use in our pre-clinical and clinical trials and future commercial operations and an interruption to this service may harm our business.

We do not have the ability to manufacture the materials we use in our pre-clinical and clinical trials and future commercial operations. Rather, we rely on various third parties to manufacture these materials and there may be long lead times to obtain materials. There can be no assurance that we will be able to identify, qualify and obtain prior regulatory approval for additional sources of clinical materials. If interruptions in this supply occur for any reason, including a decision by the third parties to discontinue manufacturing, technical difficulties, labor disputes or a failure of the third parties to follow regulations, we may not be able to obtain regulatory approvals for our investigational product candidates and may not be able to successfully commercialize these investigational product candidates.

We have completed the development of a once-a-day formulation of Qnexa. The contract manufacturer we have selected to develop a once-a-day formulation is supplying the entire product for the Phase 3 program. In addition, this contract manufacturer is our sole-source of clinical supplies for Qnexa. Stability data of the once-a-day capsule and the active pharmaceutical ingredients is limited. There can be no assurance that the final once-a-day formulation will result in sufficient safety and efficacy for approval. A failure on the stability or manufacturability of our once-a-day formulation or the inability of this contract manufacturer or any of our suppliers involved in the manufacturing of the Phase 3 supplies to carry out its contractual duties or meet expected timelines, our Qnexa clinical studies would be delayed which may have a material adverse impact on our development plan, stock price and financial condition.

We have requested Mitsubishi Tanabe to manufacture materials for the pivotal Phase 3 trials for avanafil. We do not expect the materials to be available before the third quarter of 2008. We would not be able to initiate the clinical trials of avanafil prior to the receipt of the materials from Mitsubishi Tanabe. The failure to receive the materials on the expected timeline would delay the start of the studies and could have a material adverse effect on our stock price, our ability to raise additional funds and on the estimated costs of the studies.

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

We have a new vendor for the MUSE laminated foil and the use of this new vendor for the production of MUSE has been approved by regulatory agencies in both our U.S. and international markets. However, as supplies from this new vendor are introduced into the MUSE manufacturing process once the supplies from our previous foil vendor become exhausted, there can be no assurance that unforeseen supply, quality or production issues will not occur that may disrupt or cause the suspension of

MUSE manufacturing. If we are unable to successfully integrate the foil from our new vendor into the MUSE manufacturing process, it could have a material adverse effect on our business, financial condition and results of operations.

Non-conformance issues may occur in our manufacturing operations or in the operations of our vendors and suppliers which could have an adverse impact on our ability to manufacture our products and investigational product candidates.  For example, in late March 2008, we identified a non-conformance issue in one container of a raw material for MUSE, as supplied by the raw material vendor. All MUSE units manufactured from this bottle were within the VIVUS held inventory, were separated from our other inventory and will not be distributed. As required, we appropriately notified the FDA of this raw material incident. In a very timely manner, we completed an investigation of this non-conformance which concluded that the impact of this raw material non-conformance was limited to those units of MUSE produced from the one subject container.  All of these units had already been identified and separated out of our normal inventory. We have also shared our findings and actions directly with the FDA. Although we believe this incident to be complete from a product impact point of view, there can be no assurance that any further raw material non-conformance would not have a much greater negative impact to production, inventory supply, market demand supply, or even require a recall of previously distributed MUSE units. Additionally, as the financial impact of this non-conformance has not yet been negotiated with the raw material vendor, there can be no assurance that such negotiations would not avert raw material supply problems, which could then lead to a long-term interruption in our ability to manufacture MUSE and an adverse impact on the sales of MUSE and the resultant amounts collected or to be collected from the sales of MUSE. In addition, the costs associated with the interruption in supply could be great and our future financial results could be adversely affected.

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

Even if we receive regulatory approval of our products, such approval may involve limitations on the indicated uses or marketing claims we may make for our products. The safety study for Luramist requires that we follow subjects for five years in total to detect cardiovascular events and breast cancer. Further, later discovery of previously unknown problems for Luramist or any of our investigational products could result in additional regulatory restrictions, including withdrawal of products. The FDA may also require us to commit to perform lengthy post-approval studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results and financial condition. Failure to comply with the applicable regulatory requirements can result in, among other things, civil penalties, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

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

Current anti-obesity drugs include Xenical (orlistat), marketed by Roche, and Meridia (sibutramine), marketed by Abbott Labs. Orlistat works by inhibiting lipase, thus preventing digestion and absorption of dietary fat in the gastrointestinal tract. In 2007, Xenical accounted for approximately $70 million in sales in the United States. Orlistat was launched over-the-counter in the United States by GlaxoSmithKline under the brand name Alli, in June 2007. Phentermine is the largest selling anti-obesity therapeutic and is available in several generic forms. Topamax, marketed by Johnson and Johnson, is not approved for the treatment of obesity but analysts estimate Topamax is used for this indication in an off-label manner. Sanofi-Aventis’ Acomplia (rimonabant) was approved in the European Union in 2006 for the treatment of obesity (the drug is approved in a total of 51 countries worldwide). However, Sanofi withdrew the drug’s NDA in the United States following an FDA advisory panel’s recommendation against approval on the basis of safety concerns.

There are several drugs in development for obesity including 4 product candidates in Phase 3 clinical trials being developed by Merck & Co., Inc., Pfizer, Arena Pharmaceuticals, Inc., and Orexigen Therapeutics, Inc., and approximately 20 product candidates in Phase 2 clinical trials by companies including Amylin Pharmaceuticals, Inc., Alizyme plc, Neurosearch A/S, Novo Nordisk and GlaxoSmithKline, among others.

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

Other treatments for erectile dysfunction exist, such as needle injection therapies, vacuum constriction devices and penile implants, and the manufacturers of these products will most likely continue to develop or improve these therapies. In November 2007, NexMed, Inc. announced that the NDA filed for its ED product, a topically applied alprostadil cream, was accepted for review by the FDA. NexMed has also announced that they have entered into a licensing arrangement with Warner Chilcott Company, Inc. (a subsidiary of Warner Chilcott, Ltd., Nasdaq:WCRX) granting Warner Chilcott the exclusive U.S. rights to NexMed’s topically applied alprostadil cream for the treatment of erectile dysfunction (ED). Under the reported terms of the agreement, Warner Chilcott has exclusive U.S. rights to develop and market NexMed’s product. NexMed received an initial, up-front payment and is eligible to receive additional payments upon achievement of certain development and regulatory approval milestones. Further, Warner Chilcott will pay a royalty to NexMed on sales of the product. Specific financial details of the agreement were not disclosed. If the NDA for the NexMed product is approved and Warner Chilcott is successful in commercializing this product, the sales of MUSE will decline which will have an adverse effect on the results of our operations and cash flows from sales of MUSE.

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

Non-conformance issues may occur in our manufacturing operations or in the operations of our vendors and suppliers which could have an adverse impact on our ability to manufacture our products and investigational product candidates. For example, in late March 2008, we identified a non-conformance issue in a bottle containing 250 grams of raw material for MUSE, as supplied by the raw material vendor. The MUSE units manufactured from this bottle were separated from our other inventory and will not be distributed.  We filed the appropriate paperwork with the FDA in connection with the non-conforming raw material and we are in the process of testing the remaining quantities of raw material from the vendor. It is not yet possible to determine what impact the current non-conformance may have upon previously distributed product. While we do not expect any disruption in the normal supply of MUSE, there can be no assurance that the non-conformance and the subsequent investigation will not result in an interruption or possible recall of previously distributed MUSE. A long-term interruption in our ability to manufacture MUSE or a recall of MUSE previously distributed could have an adverse impact on the sales of MUSE and the resultant amounts collected or to be collected from the sales of MUSE. In addition, the costs associated with the interruption in supply could be great and our future financial results could be adversely affected.

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

We currently depend on a single source for the supply of plastic applicator components for MUSE and an interruption to this supply source could harm our business.

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

We may face competition for our products from lower priced products from foreign countries that have placed price controls on pharmaceutical products. The Medicare Prescription Drug Improvement and Modernization Act of 2003 contains provisions that may change United States importation laws and expand consumers’ ability to import lower priced versions of our investigational product candidates and competing products from Canada, where there are government price controls. These changes to United States importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The Secretary of Health and Human Services has not yet announced any plans to make this required certification. As directed by Congress, a task force on drug importation conducted a comprehensive study regarding the circumstances under which drug importation could be safely conducted and the consequences of importation on the health, medical costs and development of new medicines for United States consumers. The task force issued its report in December 2004, finding that there are significant safety and economic issues that must be addressed before importation of prescription drugs is permitted. In addition, a number of federal legislative proposals have been made to implement the changes to the United States importation laws without any certification, and to broaden permissible imports in other ways. Even if the changes do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the United States Customs Service and other government agencies. For example, Pub. L. No. 109-295, which was signed into law in October 2006 and provides appropriations for the Department of

Homeland Security for the 2007 fiscal year, expressly prohibits the United States Customs Service from using funds to prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the Federal Food, Drug, and Cosmetic Act. Further, several states and local governments have implemented importation schemes for their citizens and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts. The importation of foreign products that compete with our own products could negatively impact our financial condition.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs, safety monitoring company and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs and drug manufacturing operations. For example, the loss of clinical trial data from completed or ongoing clinical trials for our investigational product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our investigational product candidates could be delayed.

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

In addition, third parties may already own or may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and diversion of the time and attention of management and technical personnel in defending ourselves against any such claims. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell products, and such claims could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that case, we could encounter delays in product introductions while we attempt to develop alternative methods or products or be required to cease commercializing affected products and our operating results would be harmed.

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

We hold various patents and patent applications in the United States and abroad targeting obesity, diabetes and male and female sexual health among other products. Qnexa is our investigational product candidate involving low doses of topiramate and phentermine. On June 6, 2006, U.S. Patent No. 7,056,890 B2 was issued by the USPTO. This patent contains composition, product, and other claims that should protect Qnexa, if approved, as a proprietary product for the treatment of obesity. The term of this patent extends into 2019. The corresponding European patent with similar claims has been approved for grant. We are in the process of prosecuting patent applications in other countries as well, to obtain significant foreign patent coverage for both Qnexa and future generations of Qnexa. Furthermore, we have filed additional patent applications in the United States to expand the coverage that will be provided by the initial U.S. patent. The primary focus of the patent applications is on combination therapy using a sympathomimetic agent (such as phentermine) and an anticonvulsant (such as topiramate) for the treatment of obesity and other related disorders. We are aware of an issued patent for the use of topiramate for obesity. We have worked closely with our patent counsel to put together a cogent patent strategy and are building a strong patent portfolio, ensuring exclusivity for many years to come.

The success of our business depends, in part, on our ability to obtain patents and maintain adequate protection of our intellectual property for our proprietary technology and products in the United States and other countries. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting their proprietary rights in these foreign countries. These problems can be caused by, for example, a lack of rules and processes allowing for meaningful defense of intellectual property rights. If we do not adequately protect our intellectual property, competitors may be able to use our technologies’ and erode our competitive advantage and our business and operating results could be harmed.

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

In November 2007, NexMed submitted an NDA for a transdermal formulation of alprostadil for ED. It is unclear if the NexMed product would infringe on the patents we hold for MUSE. If this NDA is approved and NexMed’s commercialization partner, Warner Chilcott, is successful in commercializing this product we will likely incur significant expenses protect our MUSE business from this competition.

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

Our capital resources are expected to continue to decline over the next several quarters as the result of spending on research and development projects, including clinical trials. On July 14, 2006, VIVUS, Inc. filed with the SEC a shelf Registration Statement on Form S-3. The shelf Registration Statement (File Number 333-135793) was declared effective by the SEC on August 16, 2006, providing us with the ability to offer and sell up to an aggregate of $80 million of common stock from time to time in one or more offerings. The terms of any such future offering would be established at the time of such offering. On April 15, 2008, we raised $10 million in a registered direct offering of our common stock pursuant to this shelf Registration Statement. Under the terms of this financing, we sold and issued a total of 1,626,017 shares of our common stock at a price of $6.15 per share. On November 17, 2006, we raised $33.6 million in a registered direct offering of our common stock pursuant to this shelf Registration Statement. Under the terms of this financing, we sold and issued a total of 6,750,000 shares of our common stock at a price of $3.50 per share in an initial closing and an additional 2,850,000 shares in a second closing on December 8, 2006. On May 10, 2006, we raised $12 million in a registered direct offering under an earlier shelf Registration Statement (File Number 333-121159) in which we sold and issued 3,669,725 shares of our common stock to two institutional investors at a price of $3.27 per share.

On May 5, 2008, VIVUS, Inc. filed with the Securities and Exchange Commission (SEC) a shelf Registration Statement on Form S-3. Once the shelf Registration Statement (File Number 333-150649) has been reviewed and declared effective by the SEC, we will have the ability to offer and sell up to an aggregate of $150 million of common stock from time to time in one or more offerings. The terms of any such future offering would be established at the time of such offering.

On May 6, 2008, we filed with the SEC a Post-Effective Amendment No. 1 to Form S-3 (File No. 333-135793) (the “Registration Statement”), which was filed with the SEC on July 14, 2006, to amend the Registration Statement to deregister any securities registered pursuant to the Registration Statement and not otherwise sold thereunder.

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

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from a Funding and Royalty Agreement (“FARA”) entered into with a newly incorporated subsidiary of Deerfield (“Deerfield Sub”) and $10 million from the sale of our common stock under a securities purchase agreement. Under the FARA, the Deerfield Affiliates will make six payments of approximately $3.3 million, beginning in April 2008 and quarterly thereafter. We will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational product candidate, to the Deerfield Sub. The term of the FARA is ten years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, manufacture, promote and sell MUSE, and develop avanafil. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed certain expenses incurred in this transaction of approximately $200,000. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights. If we exercise our right to purchase the Deerfield Sub, the net price will be $23 million if exercised within three years, or $26 million if exercised after three years but before four years (the purchase prices are subject to other adjustments as defined in the agreement). After three years from the closing, the Deerfield affiliates may exercise the right to compel us to purchase the Deerfield Sub at a price ranging from $17 million to $26 million based upon various circumstances. If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, we paid $2 million to the Deerfield Affiliates. Also at closing, the initial $3.3 million under the FARA was paid to us. Our intellectual property and all of the accounts receivable, inventory and equipment arising out of or relating to MUSE and avanafil are collateral for this transaction.

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least through the end of 2009. However, we anticipate that we will be required to obtain additional financing to fund the development of our research and development pipeline in future periods as well as to support the possible launch of any future products. Our future capital requirements will depend upon numerous factors, including:

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

•  the results of operations;

•  demand for MUSE;

•  the potential forced purchase of the royalty streams we previously sold to Deerfield;

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

We have an accumulated deficit of $176.9 million as of March 31, 2008 and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $176.9 million for the period from our inception through March 31, 2008, and we anticipate losses in future years due to increased investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

 Our ability to utilize our net operating loss carryforwards to offset future taxable income may be limited.

As of December 31, 2007, we had approximately $7 million of net operating loss (“NOL”) carryforwards with which to offset our future taxable income for federal and state income tax reporting purposes. We used $121.6 million federal and $38.7 million state NOLs to offset our year ended December 31, 2007 federal and state tax liabilities, which included the $150 million in gain recognized from the Evamist sale. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including significant change in ownership interest. Should this occur, our future ability to use NOLs to offset taxable earnings would be limited in accordance with the Internal Revenue Code.

We may be unable to collect on our claim for reimbursement of product and establishment and NDA application fees from the FDA.

We believe we are due a refund pursuant to Section736(d)(1)(C) of the Federal Food, Drug and Cosmetic Act (“FDC Act”) from the FDA for product and establishment fees paid in 2006 and 2007 and for the NDA application fee for Evamist paid in 2006 on the basis that the fees paid exceed the anticipated present and future costs incurred by the FDA in conducting the process for the review of human drug applications for VIVUS, Inc. To date, we have collected $767,000 from the FDA. We believe that we will collect these remaining refund amounts from the FDA; however, should we be unable to collect on these claims, we will be required to reverse all or some part of these remaining receivables.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ audit of our internal control over financial reporting has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If we fail to comply with new or changed laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

The investment of our cash balance and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

At March 31, 2008, we had $53.7 million in cash and cash equivalents and $110.8 million in available for sale securities. We invest our excess cash balances in money market and marketable securities, primarily high quality corporate debt securities and asset-backed securities, in accordance with our investment policy approved by the Board of Directors. The investment policy has the primary investment objectives of preservation of principal while at the same time maximizing yields without significantly increasing risk; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. Certain of these securities are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues.

From 2005 and until December 2007 the Company had an investment in Columbia Strategic Cash Portfolio (“Strategic Cash”) offered by the Company’s investment advisor, Columbia Management LLC (“Columbia”), an affiliate of Bank of America. Strategic Cash is an enhanced money market fund in which the fund sought to maintain a $1 per share net asset value. The Company used Strategic Cash for the investment of excess cash, and periodic transfers were made from Strategic Cash to the operating cash account to fund current operations.

In early December 2007, VIVUS was notified by Columbia that the Strategic Cash fund was closed and that the fund was to be liquidated. The fund no longer supported the $1 per share net asset value and switched to a market value fund in which all investments were marked to market. VIVUS was given the option of staying in the fund and receiving cash proceeds from the fund as its holdings were liquidated or receiving a pro-rata share of the investments held by the fund. Upon advice from the investment advisor, the Company took a redemption-in-kind consisting of cash, interest receivable and a pro-rata distribution of the underlying securities, consisting principally of high quality corporate debt and asset-backed securities. Prior to the redemption the Company’s investment in Strategic Cash was $84.4 million. On December 20, 2007 and December 21, 2007, the Company received its redemption-in-kind consisting of securities with a market value of $68.7 million, interest receivable of $300,000 and cash of $14.4 million. The difference between the Company’s investment in Strategic Cash of $84.4 million and the fair value of the securities, cash and interest receivable totaling $83.4 million received in-kind resulted in a loss of $1 million. This loss of $1 million is reflected in interest income in the condensed consolidated statement of operations and other comprehensive income (loss) for the year ended December 31, 2007. We have reason to believe certain of these securities are in default and others have experienced a decline in market value. In addition, the active market for certain securities is extremely limited.

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

We currently believe we will be able to realize a significant portion of the par value of our investments without significant loss; however, it could take until the final maturity of the underlying securities or until market conditions improve to realize the par value. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on certain of these investments will affect our ability to execute our current business plan; however, these market risks associated with our investment portfolio could cause the loss of a significant portion of our investments which would have an adverse effect on our results of operations, liquidity and financial condition.

Risks Relating to our Transaction with Deerfield Management Company, L.P. and Affiliates

Background

Simultaneously with the sale of securities to funds affiliated with Deerfield Management Company, L.P. (collectively, “Deerfield Affiliates”) on April 15, 2008, we entered into a Funding and Royalty Agreement (“FARA”), an Option and Put Agreement (“OPA”) and a Security Agreement with Deerfield Sub, a newly incorporated subsidiary of Deerfield Management Company L.P. We also entered into a Security Agreement with the shareholders of Deerfield Sub. Under the terms of the FARA, Deerfield Sub will provide funding paid as installments, one of which was received after the closing of the transaction, with the remainder continuing quarterly for 5 remaining quarters. As part of the funding arrangement, we have agreed to continue our development of avanafil, our oral PDE5i for Deerfield Sub. The FARA also provides that we will pay royalties on the net MUSE sales on a quarterly basis. Under the FARA, the royalty payments continue for 10 years. There are no minimum royalties due, however, we have agreed to maintain the promotion of MUSE consistent with our prior efforts. The OPA provides that we may purchase all the outstanding shares of Deerfield Sub, thus ending any further royalty payments. The OPA allows for the purchase of the shares of Deerfield Sub by us for $23 million on a net basis through the first 3 years and $26 million net from the third to fourth year. The purchase amounts are net of the $2 million premium paid to Deerfield Affiliates upfront for the call option. We have no ability to repurchase the shares after the fourth year. The OPA provides that Deerfield Affiliates can force a sale of the shares of Deerfield Sub to us beginning after the third year through the tenth year. The timing on the sale of the shares could be accelerated under certain conditions including a change-in-control, sale of MUSE or avanafil, sale of major assets and the sale of securities in a transaction or a series of related transactions by us that exceed 20% of our outstanding common stock at the date the OPA was signed if at the time of the sale our market capitalization is below $300 million (each, a “Major Transaction”). Under these conditions, the cost of the shares of Deerfield Sub would be $23 million before the third anniversary and $26 million from the third to tenth anniversary. The sale of the shares of Deerfield Sub could also accelerate if our cash, cash equivalents and available for sale securities falls below $15 million or our market capitalization falls below $50 million. As security for the payment of royalties we have pledged certain unencumbered MUSE and avanafil assets to Deerfield Sub. As security for the payment under the forced sale of shares of Deerfield Sub to Deerfield Affiliates we have pledged certain unencumbered MUSE and avanafil assets to Deerfield Affiliates. We are evaluating the appropriate accounting treatment of this transaction under generally accepted accounting principles.

Risks Related to the FARA

Under the FARA, the payment of the royalties may result in the MUSE operations being unprofitable.  If we fail to exercise the option to repurchase the shares of Deerfield Sub or if Deerfield Affiliates does not force us to purchase the shares of Deerfield Sub, we will continue to pay royalties into 2018.  We agreed to continue to promote MUSE at levels consistent with our current efforts.  This requirement may force us to allocate resources that could be better utilized for other activities. If we decide to sell the MUSE business line or related assets, we will be forced to purchase the shares of Deerfield Sub. The royalty payments and required commitment under the FARA may have an adverse effect on our cash flows, stock price, ability to raise money, financial position and results of operations.

Risks Related to the OPA

Under the OPA, we only have four years to repurchase the shares of Deerfield Sub. If we do not exercise this option within this period of time we will pay royalties through 2018. If exercised by us, the OPA will require us to pay $23 million or $26 million. The payment of these amounts may have an adverse effect on our cash balances, stock price and operations at the time of payment. Deerfield Affiliates has the ability to force us to buy the shares of Deerfield Sub for $17 million, $23 million or $26 million. The payment of any one of these amounts would have a material adverse effect on our cash balance at the time. If our purchase of the Deerfield Sub shares is accelerated due to a Major Transaction, our ability to effectively negotiate and complete such a transaction could be adversely affected. The proceeds from such a transaction will also be reduced by the price paid for the Deerfield Sub shares.

Risks Related to the Security Agreement

We entered into a Security Agreement with Deerfield Sub to secure the royalty payments and with Deerfield Affiliates to secure the forced sale of the Deerfield Sub shares. The Security Agreements severely limit our ability to commercialize the assets  covered by the Security Agreement outside the ordinary course of business. These assets would also not be available to serve as collateral for any future purpose.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The list of Exhibits as required by Item 601 of Regulation S-K.

A. EXHIBITS:

EXHIBIT NUMBER		DESCRIPTION

2.1	(1)†	Asset Purchase Agreement, by and among the Registrant and K-V Pharmaceutical Company, dated as of March 30, 2007.

3.1	(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2		Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(2)	Specimen Common Stock Certificate of the Registrant.

4.2	(4)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

10.67	(5)	Securities Purchase Agreement, dated April 3, 2008, by and among VIVUS, Inc., Deerfield Private Design Fund L.P., Deerfield Private Design International, L.P. and Deerfield Management Company, L.P.

10.68	(6)†	Funding and Royalty Agreement, dated April 3, 2008, by and between Deerfield ED Corporation and VIVUS, Inc.

10.69	(7)	Subscription Agreement, dated April 3, 2008, by and between Deerfield ED Corporation and Deerfield Private Design Fund L.P.

10.70	(8)	Subscription Agreement, dated April 3, 2008, by and between Deerfield ED Corporation and Deerfield Private Design International, L.P.

10.71	(9)	Option and Put Agreement, dated April 3, 2008, by and among VIVUS, Inc. and Deerfield ED Corporation, Deerfield Private Design International, L.P. and Deerfield Private Design Fund L.P.

10.72	(10)	Security Agreement, Exhibit A to the Funding and Royalty Agreement, dated April 3, 2008, by and between Deerfield ED Corporation and VIVUS, Inc.

10.73	(11)	Security Agreement, Exhibit 4 to the Option and Put Agreement, dated April 3, 2008, by and between VIVUS, Inc. and Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P.

31.1		Certification of Chief Executive Officer, dated May 9, 2008, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated May 9, 2008, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)    Incorporated by reference to exhibit number 10.1 filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on April 4, 2008.

(6)    Incorporated by reference to exhibit number 10.2 filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on April 4, 2008.

(7)    Incorporated by reference to exhibit number 10.3 filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on April 4, 2008.

(8)             Incorporated by reference to exhibit number 10.4 filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on April 4, 2008.

(9)    Incorporated by reference to exhibit number 10.5 filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on April 4, 2008.

(10)  Incorporated by reference to exhibit number 10.6 filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on April 4, 2008.

(11)  Incorporated by reference to exhibit number 10.7 filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on April 4, 2008.

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

Date: May 9, 2008	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Vice President, Finance and Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
President and Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

2.1	(1)†	Asset Purchase Agreement, by and among the Registrant and K-V Pharmaceutical Company, dated as of March 30, 2007.

3.1	(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2		Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(2)	Specimen Common Stock Certificate of the Registrant.

4.2	(4)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

10.67	(5)	Securities Purchase Agreement, dated April 3, 2008, by and among VIVUS, Inc., Deerfield Private Design Fund L.P., Deerfield Private Design International, L.P. and Deerfield Management Company, L.P.

10.68	(6)†	Funding and Royalty Agreement, dated April 3, 2008, by and between Deerfield ED Corporation and VIVUS, Inc.

10.69	(7)	Subscription Agreement, dated April 3, 2008, by and between Deerfield ED Corporation and Deerfield Private Design Fund L.P.

10.70	(8)	Subscription Agreement, dated April 3, 2008, by and between Deerfield ED Corporation and Deerfield Private Design International, L.P.

10.71	(9)	Option and Put Agreement, dated April 3, 2008, by and among VIVUS, Inc. and Deerfield ED Corporation, Deerfield Private Design International, L.P. and Deerfield Private Design Fund L.P.

10.72	(10)	Security Agreement, Exhibit A to the Funding and Royalty Agreement, dated April 3, 2008, by and between Deerfield ED Corporation and VIVUS, Inc.

10.73	(11)	Security Agreement, Exhibit 4 to the Option and Put Agreement, dated April 3, 2008, by and between VIVUS, Inc. and Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P.

31.1		Certification of Chief Executive Officer, dated May 9, 2008, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated May 9, 2008, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(5)    Incorporated by reference to exhibit number 10.1 filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on April 4, 2008.

(6)    Incorporated by reference to exhibit number 10.2 filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on April 4, 2008.

(7)    Incorporated by reference to exhibit number 10.3 filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on April 4, 2008.

(8)    Incorporated by reference to exhibit number 10.4 filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on April 4, 2008.

(9)    Incorporated by reference to exhibit number 10.5 filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on April 4, 2008.

(10)  Incorporated by reference to exhibit number 10.6 filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on April 4, 2008.

(11)  Incorporated by reference to exhibit number 10.7 filed with the Registrant’s Registration Statement on Form 8-K (File No. 001-33389) filed with the Commission on April 4, 2008.

†       Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.