Form 10-Q
period 2008-06-30
VIVUS INC
filed 2008-08-08
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

At July 25, 2008, 60,693,330 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	JUNE 30 2008	DECEMBER 31 2007*
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$66,641	$37,838
Available-for-sale securities	85,647	141,672
Accounts receivable, (net of allowance for doubtful accounts of $16 and $29 at June 30, 2008 and December 31, 2007, respectively)	3,686	4,202
Inventories, net	2,817	2,567
Prepaid expenses and other assets	3,012	5,313
Total current assets	161,803	191,592
Property, plant and equipment, net	7,028	7,417
Restricted cash	700	700
Available-for-sale securities, non-current	2,808	—
Total assets	$172,339	$199,709
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,216	$7,768
Accrued product returns	2,521	2,498
Accrued research and clinical expenses	3,480	1,902
Accrued chargeback reserve	1,389	1,314
Accrued employee compensation and benefits	1,842	1,999
Deferred revenue-short term	73,718	84,183
Accrued and other liabilities	1,248	1,698
Total current liabilities	95,414	101,362

Notes payable-long term	5,862	5,062
Deferred revenue-long term	1,492	33,118
Total liabilities	102,768	139,542

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock; $.001 par value; 200,000 shares authorized; 60,673 shares issued and outstanding at June 30, 2008 and 58,873 at December 31, 2007	61	59
Additional paid-in capital	242,966	230,005
Accumulated other comprehensive loss	(114)	(68)
Accumulated deficit	(173,342)	(169,829)
Total stockholders’ equity	69,571	60,167
Total liabilities and stockholders’ equity	$172,339	$199,709

*     Derived from audited consolidated financial statements filed in the Company’s 2007 Annual Report on Form 10-K.

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2008	2007	2008	2007
	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)	(UNAUDITED)
Revenue:
United States product, net	$2,923	$3,037	$4,011	$3,497
International product	1,300	946	1,854	2,059
License and other revenue	21,046	115	42,092	231
Total revenue	25,269	4,098	47,957	5,787
Operating expenses:
Cost of goods sold and manufacturing expense	2,929	3,191	5,716	5,762
Research and development	15,335	3,955	38,706	6,966
Selling, general and administrative	4,345	4,192	8,597	8,297
Total operating expenses	22,609	11,338	53,019	21,025

Income (loss) from operations	2,660	(7,240)	(5,062)	(15,238)

Interest income (expense):
Interest income	1,109	698	1,866	1,465
Interest expense	(185)	(130)	(307)	(284)
	924	568	1,559	1,181
Income (loss) before provision for income taxes	3,584	(6,672)	(3,503)	(14,057)
Provision for income taxes	(5)	(6)	(10)	(12)
Net income (loss)	$3,579	$(6,678)	$(3,513)	$(14,069)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	259	(1)	(46)	3
Comprehensive income (loss)	$3,838	$(6,679)	$(3,559)	$(14,066)

Net income (loss) per share:
Basic and diluted	$0.06	$(0.11)	$(0.06)	$(0.24)
Shares used in per share computation:
Basic	60,351	58,475	59,616	58,359
Diluted	61,850	58,475	59,616	58,359

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	SIX MONTHS ENDED JUNE 30
	2008	2007
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,513)	$(14,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	(14)	(12)
Provision for excess inventory	—	(2)
Depreciation	564	535
Net realized gain on investments	(89)	—
Other-than-temporary loss on investments	1,567	—
Share-based compensation expense	2,649	1,845
Loss on disposal of property and equipment	—	2
Sale of Evamist assets	—	559
Changes in assets and liabilities:
Accounts receivable	530	1,674
Inventories	(250)	(126)
Prepaid expenses and other assets	2,301	(429)
Accounts payable	3,448	490
Accrued product returns	23	(356)
Accrued research and clinical expenses	1,578	681
Accrued chargeback reserve	75	(621)
Accrued employee compensation and benefits	(157)	(411)
Deferred revenue	(42,091)	9,769
Accrued and other liabilities	(477)	(346)
Net cash used for operating activities	(33,856)	(817)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(175)	(180)
Proceeds from sale of property and equipment	—	3
Investment purchases	—	(16,195)
Proceeds from sale/maturity of securities	51,693	16,673
Net cash provided by investing activities	51,518	301

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing under note agreements	889	379
Principal payments under note agreements	(62)	(6,757)
Exercise of common stock options	485	1,499
Sale of common stock through employee stock purchase plan	141	149
Proceeds from issuance of common stock	9,688	—
Net cash provided by (used for) financing activities	11,141	(4,730)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,803	(5,246)
CASH AND CASH EQUIVALENTS:
Beginning of period	37,838	44,628
End of period	$66,641	$39,382

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Reclassification of income taxes payable to accumulated deficit	$—	$1,206

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007, as filed on March 7, 2008 with the Securities and Exchange Commission. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

The Company initially recorded $1.5 million of unearned revenue related to an upfront payment in accordance with the international supply agreement signed with Meda in September 2002. In January 2006, the Company received a milestone payment from Meda of $2 million. The milestone payment provides Meda with the right to continue to sell and distribute MUSE in its European territories. These amounts are being recognized as income ratably over the term of the supply agreement. Through June 30, 2008, $1.6 million has been recognized as revenue.

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

Sale of Evamist product

On May 15, 2007, the Company closed its transaction with K-V Pharmaceutical Company for the sale of its product candidate, Evamist. At the time of the sale, Evamist was an investigational product and was not yet approved by the FDA for marketing. The sale transaction contained multiple deliverables, including: the delivery at closing of the Evamist assets, a grant of a sublicense of the Company’s rights under a license related to Evamist, and a license to the metered-dose transdermal spray, or MDTS, applicator; the delivery upon receipt of regulatory approval of the approved drug along with all regulatory submissions; and, lastly, the delivery after FDA approval of certain transition services and a license to improvements to the MDTS applicator. The Company received approval from the FDA to market Evamist on July 27, 2007 (“FDA Approval”), and on August 1, 2007, the Company transferred and assigned the Evamist FDA submissions, and all files related thereto, to K-V. The Company received an upfront payment of $10 million upon the closing and received an additional $140 million milestone payment in August 2007 upon FDA Approval. These payments are non-refundable.

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

Accordingly, the delivered items, together with the undelivered items, are treated as one unit of accounting. Since the deliverables are treated as a single unit of accounting, the total cash received, $150 million, will be recognized as revenue on a pro-rata basis over the term of the last deliverable, which in this case is the license to improvements that expires on May 15, 2009. As a result, the initial $10 million paid at closing and the $140 million paid upon FDA Approval have been recorded as deferred revenue and will be recognized as revenue together with the future billings, if any, under the TSA, ratably over the remaining 21.5-month term of the license to improvements, from August 1, 2007 to May 15, 2009. Through June 30, 2008, $76.7 million has been recognized as revenue.

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

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and six months ended June 30, 2008 and 2007 was comprised as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of goods sold and manufacturing expense	$153	$146	$290	$269
Research and development	334	226	817	454
Selling, general and administrative	756	567	1,542	1,122
Share-based compensation expense before taxes	1,243	939	2,649	1,845
Related income tax benefits	—	—	—	—
Share-based compensation expense, net of taxes	$1,243	$939	$2,649	$1,845
Basic and diluted per common share	$0.02	$0.02	$0.04	$0.03

At June 30, 2008, a total of 6,766,167 stock options and restricted stock units were outstanding under the Company’s stock option plans. Stock-based compensation expense recognized for the quarters and six months ended June 30, 2008 and 2007 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Included in stock-based compensation expense was $1,222,000 and $895,000 related to stock options, $13,000 and $29,000 related to the employee stock purchase plan, and $8,000 and $15,000 related to restricted stock units, net of the estimated forfeitures for the second quarters of 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, included in stock-based compensation expense was $2.6 million and $1.8 million related to stock options, $43,000 and $62,000 related to the employee stock purchase plan, and $16,000 and $29,000 related to restricted stock units, net of the estimated forfeitures for the first six months of 2008 and 2007, respectively.

As of June 30, 2008, unrecognized estimated compensation expense totaled $5 million related to non-vested stock options, $35,000 related to the employee stock purchase plan, and $44,000 related to restricted stock units. The weighted average remaining requisite service period of the non-vested options was 1.4 years, of the employee stock purchase plan was 4.5 months, and of the restricted stock units was 3.1 years.

A summary of stock option award activity under these plans is as follows:

	Six Months Ended June 30, 2008
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	5,348,501	$4.25
Granted	1,531,944	$6.05
Exercised	(140,524)	$3.45
Cancelled	(36,254)	$5.66
Outstanding at June 30, 2008	6,703,667	$4.67
Options exercisable at June 30, 2008	3,827,798
Weighted average fair value of options granted		$4.41

A summary of restricted stock units award activity under the 2001 Plan as of June 30, 2008 and changes during the six-month period then ended are presented below:

	Six Months Ended June 30, 2008
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Restricted stock units outstanding January 1, 2008	62,500	$2.04	3.7	$255,000
Granted	—	—	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Restricted stock units outstanding, June 30, 2008	62,500	$2.04	3.1	$255,000

At June 30, 2008, stock options were outstanding and exercisable as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at June 30, 2008	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable June 30, 2008	Weighted- Average Exercise Price
$2.00 - $4.15	2,515,028	5.46 years	$3.54	2,045,961	$3.55
$4.25 - $5.67	2,356,552	7.16 years	$4.54	1,288,719	$4.67
$5.69 - $8.08	1,832,087	8.25 years	$6.39	493,118	$7.29
$2.00 - $8.08	6,703,667	6.82 years	$4.67	3,827,798	$4.41

The aggregate intrinsic value of outstanding options as of June 30, 2008 was $13.9 million, of which $9.1 million related to exercisable options.

At June 30, 2008, 974,436 options remain available for grant. 1,000,000 shares were registered on a Form S-8 filed with the SEC on May 5, 2008. In the six months ended June 30, 2008, in accordance with the terms of the 2001 Plan, the Company transferred a net total of 5,000 expired plan shares to the 2001 Plan. Options under these plans generally vest over four years, and all options expire after 10 years.

As of June 30, 2008, 1,150,130 shares have been issued to employees and there are 249,870 available for issuance under the Employee Stock Purchase Plan.

Valuation Assumptions

The fair value of each option award is estimated on the grant date using a Black-Scholes option-pricing model that uses the weighted average assumptions noted in the following table. Prior to January 1, 2008, the Company calculated the estimated life of stock options granted using a “simplified” method, which is based on the average of the vesting term and the term of the option, as a result of guidance from the SEC, as contained in Staff Accounting Bulletin No. 107 permitting the initial use of this method. Effective January 1, 2008, the expected term, which represents the period of time that options granted are expected to be outstanding, is derived by analyzing the historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatilities are estimated using the historical share price performance over the expected term of the option. The Company also considers other factors such as its planned clinical trials and other company activities that may affect the volatility of VIVUS’ stock in the future but determined that at this time, the historical volatility was more indicative of expected future stock price volatility. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Black-Scholes Model also requires a single expected dividend yield as an input. The Company does not anticipate paying any dividends in the near future.

The following table sets forth information about the weighted-average assumptions used for options granted in the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30
	2008	2007

Expected life (in years)	5.59	6.16
Volatility	59.91%	67.59%
Risk-free interest rate	2.74%	4.59%
Dividend yield	—	—

4. CASH AND CASH EQUIVALENTS AND MARKETABLE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at June 30, 2008 and December 31, 2007 are presented in the tables that follow. Fair values are based on market prices obtained from a number of pricing methods used to derive the fair value of the securities on a recurring basis, which include the use of independent pricing services and discussions with brokers and portfolio managers. For each category of investment securities, the table presents gross unrealized holding gains and losses.

As of June 30, 2008 (in thousands) (unaudited):

	Amortized Cost	Estimated Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
Cash and money market	$66,641	$66,641	$—	$—
Asset backed and other securities	41,673	42,005	332
Corporate bonds	46,896	46,450	—	(446)
Total cash, cash equivalents and available-for-sale securities	$155,210	$155,096	$332	$(446)

As of December 31, 2007 (in thousands):

	Amortized Cost	Estimated Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
Cash and money market	$19,358	$19,358	$—	$—
Commercial paper	17,199	17,200	1	—
Asset backed and other securities	82,031	82,059	28	—
Corporate bonds	60,990	60,893	—	(97)
Total cash, cash equivalents and available-for-sale securities	$179,578	$179,510	$29	$(97)

The following table summarizes the Company’s available-for-sale securities by the contractual maturity date as of June 30, 2008 (in thousands) (unaudited):

	Amortized Cost	Estimated Fair Value
Due within one year	$40,894	$40,441
Due within one year to two years	6,001	6,009
*No single maturity date	41,674	42,005
	$88,569	$88,455

*             Securities with no single maturity date include mortgage and asset backed securities that consist of several payment streams. For certain of these securities, principal and interest payments are received monthly or quarterly. In addition, a certain portion of these investments will be repaid prior to their legal maturity.

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

The following table summarizes the net realized gains (losses) on short-term and long term investments for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Realized gains	$118	$—	$154	$—
Realized losses	(17)	—	(65)	—
Net realized gains	$101	$—	$89	$—

The Company does not have any securities that have been in a continuous unrealized loss position for 12 months or longer. As of June 30, 2008 and December 31, 2007, the temporary unrealized loss on available-for-sale securities, net of tax, of $114,000 and $68,000, respectively, were included in accumulated other comprehensive income in the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2008, a significant portion of  the investments that the Company held were high investment grade. The unrealized losses on the Company’s investments were due primarily to changes in interest rates and market and credit conditions of the underlying securities. Because the Company has the ability to hold these investments until a recovery of principal, which may be at maturity, the Company does not consider these investments to be other-than-temporarily impaired as of June 30, 2008.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SAB Topic 5M, Accounting for Non-current Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, the Company employs a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and its intent and ability to hold the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. During the Company’s quarter end assessments, the Company determined that a decline in value of certain securities was other-than-temporary. Accordingly, the Company recorded impairment adjustments of $215,000 and $1.6 million in the three and six months ended June 30, 2008, respectively. The Company included this non-cash impairment charge in interest income in the condensed consolidated statements of operations and other comprehensive income (loss). If market, industry, and/or investee conditions deteriorate, the Company may incur future impairments.

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

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Broadly, the SFAS 157 framework clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

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

The following fair value hierarchy tables present information about the Company’s assets (available-for-sale securities current and non-current) measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Basis of Fair Value Measurements
	Balance at June 30, 2008	Quoted Prices in Active Markets for Identical Items	Significant Other Observable Inputs	Significant Unobservable Inputs
	(unaudited)	Level 1	Level 2	Level 3
Assets:
Asset Backed and Other Securities	$42,005	$—	$39,246	$2,759
Corporate Bonds	46,450	—	39,420	7,030
Total	$88,455	$—	$78,666	$9,789

Balance Sheet Presentation
Available-for-sale securities	$85,647
Available-for-sale securities, non-current	2,808
Total	$88,455

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis. Unobservable inputs are used to determine the fair value of positions that the Company has classified within the Level 3 category. The types of instruments valued based on Level 3 inputs include some corporate bonds, residential mortgage asset backed securities in the United Kingdom and Australian markets and several structured investment vehicles (SIVs). The changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2008 were (in thousands):

Activity for the Three Months Ended June 30, 2008 (unaudited)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at March 31, 2008	$13,930
Total unrealized losses included in other comprehensive income	(19)
Total unrealized losses included in net income	(13)
Purchases, sales, issuances and settlements, net	(176)
Net transfers of Level 3 securities (a)	(3,933)
Balance at June 30, 2008	$9,789

The amount of total losses for the period included in net income attributable to the change in unrealized losses relating to securities still held at the reporting date	$(13)

(a)           Transfers in and out of Level 3 are considered to occur at the beginning of the period.

Activity for the Six Months Ended June 30, 2008 (unaudited)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2007	$1,332
Total unrealized losses included in other comprehensive loss	(31)
Total unrealized losses included in net loss	(611)
Purchases, sales, issuances and settlements, net	(184)
Net transfers of Level 3 securities (a)	9,283
Balance at June 30, 2008	$9,789

The amount of total losses for the period included in net loss attributable to the change in unrealized losses relating to securities still held at the reporting date	$(611)

(a)           Transfers in and out of Level 3 are considered to occur at the beginning of the period.

The following table presents the amounts of unrealized losses for the three and six months ended June 30, 2008 relating to those assets for which the Company utilized significant Level 3 inputs to determine fair value and that were still held by the Company at June 30, 2008 (in thousands):

Activity for the Three Months Ended June 30, 2008 (unaudited)	Available-for-sale securities
Total losses included in net income for the period	$(13)

Change in unrealized losses to securities still held at reporting date	$(19)

Activity for the Six Months Ended June 30, 2008 (unaudited)	Available-for-sale securities
Total losses included in net loss for the period	$(611)

Change in unrealized losses to securities still held at reporting date	$(31)

In the six-month period ended June 30, 2008, the Company recorded an other-than-temporary impairment in the value of its available-for-sale securities of $1.6 million and this non-cash charge is included in interest income in the condensed consolidated statement of operations and other comprehensive income (loss). In addition, due to the current lack of a readily available market for certain of the Company’s available-for-sale securities totaling $2.8 million, and the continued uncertainty in the capital markets, the Company expects those securities to recover their full or substantial values beyond the next 12 months. Consequently, the Company has classified those available-for-sale securities as non-current.

5. INVENTORIES

Inventories are recorded net of reserves of $1.6 million and $1.7 million as of June 30, 2008 and December 31, 2007, respectively. Inventory balances, net of reserves, consist of (in thousands):

	JUNE 30, 2008	DECEMBER 31, 2007
	(unaudited)
Raw materials and component parts	$2,398	$2,224
Work in process	63	38
Finished goods	356	305
Inventory, net	$2,817	$2,567

As noted above, the Company has recorded significant reserves against the carrying value of its inventory of raw material and certain component parts. The reserves relate primarily to inventory that the Company previously estimated would not be used. In

2007, the Company disposed of $2.8 million of fully reserved alprostadil, which had no impact on cost of goods sold. As of June 30, 2008, the Company does not intend to use any of the reserved raw materials in future production. In the first quarter of 2005, the Company determined that it likely would continue to use some portion of the fully reserved component parts in production. The Company used $41,000 and $22,000 of its fully reserved component parts inventory during the first six months of 2008 and 2007, respectively. When the Company records inventory reserves, it establishes a new, lower cost basis for the inventory for accounting purposes. Accordingly, to the extent that this fully reserved inventory was used in production in the first six months of 2008 and 2007, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold. The original cost of the fully reserved inventory related to component parts is $676,000 as of June 30, 2008, and the Company intends to continue to use this reserved component parts inventory in production when appropriate.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of June 30, 2008 and December 31, 2007, respectively, consist of (in thousands):

	JUNE 30, 2008	DECEMBER 31, 2007
	(unaudited)
Receivable from Food and Drug Administration	$1,165	$1,932
Refundable federal income taxes	183	919
Prepaid clinical studies	276	1,277
Interest receivable	427	825
Prepaid insurance	432	134
Other prepaid expenses and assets	529	226
Total	$3,012	$5,313

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

7. DEERFIELD FINANCING

On April 3, 2008, the Company entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from a Funding and Royalty Agreement (“FARA”) entered into with a newly incorporated subsidiary of Deerfield (“Deerfield Sub”) and $10 million from the sale of the Company’s common stock under a securities purchase agreement. Under the FARA, the Deerfield Affiliates made a $3.3 million payment to the Company on April 15, 2008 and will make five quarterly payments of approximately $3.3 million, thereafter. The Company will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational product candidate, to the Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring the Company to use commercially reasonable efforts to preserve its intellectual property, manufacture, promote and sell MUSE, and develop avanafil. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of the Company’s common stock for an aggregate purchase price of $10 million and the Company paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately $200,000 in certain expenses incurred in this transaction, registered under the shelf Registration Statement (File Number 333-135793) filed with the SEC, on July 14, 2006. The number of shares was determined based on the volume weighted average price on the Nasdaq Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008. The agreements also provided the Company with an option to purchase, and the Deerfield Affiliates with an option to compel the Company to purchase (“put right”), the Deerfield Sub holding the royalty rights. If the Company exercises its right to purchase the Deerfield Sub, the net price will be $23 million if exercised within three years, or $26 million if exercised after three years but before four years (the purchase prices are subject to other adjustments as defined in the agreement). After three years from the closing, the Deerfield Affiliates may exercise the right to compel the Company to purchase the Deerfield Sub at a price of $17 million. This price could increase up to $26 million, and the timing of the sale of the shares could be accelerated under certain conditions including a change-in-control, sale of MUSE or avanafil, sale of major assets and the sale of securities in a transaction or a series of related transactions by the Company that exceed 20% of VIVUS’ outstanding common stock at the date the Option and Put Agreement was signed if at the time of the sale the Company’s market capitalization is below $300 million (each, a “Major

Transaction”). Under these conditions, the cost of the shares of Deerfield Sub would be $23 million on or before the third anniversary and $26 million from the third through tenth anniversary. The sale of the shares of Deerfield Sub could also accelerate if the Company’s cash, cash equivalents and available for sale securities falls below $15 million or the Company’s market capitalization falls below $50 million. The purchase prices under the put right are subject to other adjustments as defined in the agreements. If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, the Company paid $2 million to the Deerfield Affiliates. The Company’s intellectual property and all of the accounts receivable, inventory and equipment arising out of or relating to MUSE and avanafil are collateral for this transaction.

The Company has evaluated the Deerfield financing in accordance with FASB Financial Interpretation No. (“FIN”) 46(R), Consolidation of Variable Interest Entities, (“FIN 46R”) and determined that the Deerfield Sub may constitute a Variable Interest Entity (“VIE”); however, the Company has also determined that VIVUS is not the primary beneficiary of this VIE at this time and has therefore concluded that the Company is not required to consolidate the Deerfield Sub (see Note 8: “Notes Payable”).

8. NOTES PAYABLE

Deerfield Financing

In accordance with Emerging Issues Task Force (EITF) Issue 88-18, Sale of Future Revenues, the FARA transaction is in substance a financing arrangement, or loan that will be repaid by VIVUS. The minimum repayment amount would be $17 million, the amount of the unconditional put option held by the Deerfield Affiliates, plus royalties paid on MUSE sales, and avanafil sales if approved, during the term of the agreement. Accordingly, the Company will record the advances from the Deerfield Affiliates, net of the $2 million option right payment and related fees and expenses, as a loan. The loan balance will increase as the advances are received. The loan balance will increase quarterly up to the minimum amount owed of $17 million. The minimum amount to be recorded is lower than the contractual amounts owed if the Company exercises its call option of $23 million to $26 million, or if the Deerfield Affiliates require us to purchase the shares as a result of a “Major Transaction” (see Note 7: “Deerfield Financing”). Using the interest method under APB Opinion No. 21, Interest on Receivables and Payables, interest expense on the loan will be calculated and recognized over three years, which is the estimated term of the loan based on the earliest date that the Deerfield Affiliates could require the Company to repay the amounts advanced. The Deerfield Affiliates will receive a quarterly payment based on net sales of MUSE. The initial imputed effective annual interest rate on the financing was approximately 32% as calculated based upon quarterly advances under the FARA, up to a loan balance of $17 million, offset by the estimated quarterly royalty payments to the Deerfield Affiliates. The imputed effective interest rate is utilized for purposes of calculating the interest expense only and does not reflect the amount of royalty paid to the Deerfield Affiliates on a quarterly basis. Quarterly royalty payments are based on a percentage of net MUSE sales at a rate substantially lower than the imputed effective interest rate used to calculate interest expense.

Tanabe Line of Credit

In the first quarter of 2004, the Company signed an agreement for a secured line of credit with Tanabe Holding America, Inc., a subsidiary of Tanabe Seiyaku Co., Ltd., or Tanabe, allowing it to borrow up to $8.5 million to be used for the development of avanafil, an erectile dysfunction compound that has completed Phase 2 clinical trials. On April 24, 2007, in connection with the Company’s sale of Evamist to K-V (see Note 11: “Sale of Evamist Product”), the Company paid off the outstanding balance of $6.7 million, including all accrued interest. All the assets of the Company, except the land and buildings, served as collateral for this line of credit. On May 1, 2007, Tanabe signed a Termination and Release acknowledging payment in full of the principal and interest due under the line of credit and releasing the lien on the Company’s assets, and thereby terminating the line of credit. In September 2007, Tanabe Seiyaku Co., Ltd., following its merger with Mitsubishi Pharma Corporation, announced its name change to Mitsubishi Tanabe Pharma Corporation.

Crown Bank N.A. Loan

On January 4, 2006, VIVUS, Inc. and Vivus Real Estate LLC, a wholly owned subsidiary of VIVUS, Inc. (jointly, “the Company”) entered into a Term Loan Agreement and a Commercial Mortgage Note (the “Agreements”) with Crown Bank N. A. (“Crown”) secured by the land and buildings, among other assets, located at 735 Airport Road and 745 Airport Road in Lakewood, New Jersey (the “Facility”). The Facility is the Company’s principal manufacturing facility, which the Company purchased on December 22, 2005. Under the Agreements, the Company borrowed $5,375,000 on January 4, 2006 from Crown payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% and 9.25% for the first six months of

2008 and 2007, respectively. Because the interest rate is variable, and based on a market rate, the carrying value of the debt approximates fair value. The Agreements contain prepayment penalties, and a requirement to maintain a depository account at Crown with a minimum collected balance of $100,000 which, if not maintained, will result in an automatic increase in the interest rate on the note of one-half (0.5%) percent. The Facility, assignment of rents and leases on the Facility, and a $700,000 Certificate of Deposit held by Crown, classified as restricted cash, serve as collateral for these Agreements.

Total long-term notes payable consist of the following (in thousands):

	June 30, 2008	December 31, 2007
	(unaudited)
Deerfield loan	$889	—
Crown Bank N.A. loan	5,113	5,175
Total notes payable	6,002	5,175
Less current portion	(140)	(113)
Total long-term notes payable	$5,862	$5,062

Current portion of notes payable is included under the heading “Accrued and other liabilities”.

Future minimum principal payments of the long-term notes payable as of June 30, 2008 are as follows (in thousands):

As of June 30, 2008	Deerfield loan	Crown Bank N.A. Loan	Total
2008 (remainder of)	$—	$68	$68
2009	—	145	145
2010	—	157	157
2011	889	169	1,058
2012	—	181	181
Thereafter	—	4,393	4,393
Total	$889	$5,113	$6,002

9. AGREEMENTS

In 2001, VIVUS entered into a Development, Licensing and Supply Agreement with Tanabe for the development of avanafil, an oral PDE5 inhibitor product candidate for the treatment of erectile dysfunction. Under the terms of the 2001 Development, Licensing and Supply Agreement with Tanabe, the Company paid a $2 million license fee obligation to Tanabe in the year ended December 31, 2006. The Company expects to make other substantial payments to Tanabe in accordance with its agreements with them. These payments are based on certain development, regulatory and sales milestones. In addition, VIVUS is required to make royalty payments on any future product sales.

In February 2004, the Company entered into exclusive licensing agreements with Acrux Limited (“Acrux”) and a subsidiary of Acrux under which it agreed to develop and, if approved, commercialize Testosterone MDTS (“Luramist”) and Evamist in the United States for various female health applications. Under the terms of the agreements, the Company agreed to pay to Acrux for Luramist licensing fees of $2 million, up to $3.3 million for the achievement of certain clinical development milestones, up to $3 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization. For Evamist, the Company agreed to pay to Acrux licensing fees of $1 million, up to $1 million for the achievement of certain clinical development milestones, up to $3 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization. The Company made a $1 million milestone payment to Acrux in October 2006 related to the submission of an NDA to the FDA for Evamist. Upon approval of the NDA for Evamist, a $3 million product approval milestone became due and was paid to Acrux in August 2007. Under the terms of the Asset Purchase Agreement with K-V for the sale of Evamist, K-V paid $1.5 million of this $3 million obligation. Although the Company has sublicensed its rights under the Acrux Agreement related to Evamist to K-V, the Company will continue to have certain obligations under this license in the event that K-V does not satisfy the requirements under the sublicense agreement. See Note 11: “Sale of Evamist Product” below for additional information concerning the terms of this agreement and Note 18: “Legal Matters” for further information regarding Acrux.

The Company has entered into several agreements to license patented technologies that are essential to the development and production of the Company’s transurethral product for the treatment of erectile dysfunction. In connection with these agreements, the Company is obligated to pay royalties on product sales of MUSE (4% of United States and Canadian product sales and 3% of sales elsewhere in the world). In the first six months of 2008 and 2007, the Company recorded royalty expenses of $253,000 and $253,000, respectively, as cost of goods sold and manufacturing expense.

International sales are transacted through distributors. The distribution agreements include certain milestone payments from the distributors to the Company including upon achieving established sales thresholds. To date, the Company has collected $3.6 million in milestone payments from its current international distributors.

10. INCOME TAXES

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company’s analysis of all available evidence, both positive and negative, as of June 30, 2008, it was not considered more likely than not that the Company’s deferred tax assets would be realized.

However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it can recover its deferred tax assets.

11. SALE OF EVAMIST PRODUCT

On March 30, 2007, the Company entered into a definitive agreement with K-V to transfer the assets and grant a sublicense of its rights under the Company’s agreement with Acrux related to Evamist, a metered dose transdermal spray for the treatment of menopause symptoms, to K-V (the “Transaction”). At the time of the sale, Evamist was an investigational product not yet approved by the FDA for marketing. Under the Transaction, the Company received an upfront payment of $10 million at the closing and, upon approval of the NDA for Evamist on July 27, 2007 and the transfer and assignment of the NDA submissions to K-V on August 1, 2007 received an additional $140 million.

The Company may also receive certain one-time payments of up to $30 million based on K-V achieving certain annual net sales thresholds for Evamist. In addition, under the terms of the Transaction, K-V reimbursed VIVUS for $1.5 million of the $3 million milestone payment paid by VIVUS to Acrux upon FDA Approval of the NDA. In connection with the Transaction, in order to obtain Tanabe’s release of liens against all assets including the Evamist assets and intellectual property, the Company repaid the Tanabe line of credit (see Note 8: “Notes Payable”).

12. NET INCOME (LOSS) PER SHARE

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net income (loss)	$3,579	$(6,678)	$(3,513)	$(14,069)

Basic weighted-average shares outstanding	60,351	58,475	59,616	58,359
Dilutive effect of:
Options to purchase common stock	1,499	—	—	—

Diluted weighted-average shares outstanding	61,850	58,475	59,616	58,359

Net income (loss) per share:

Basic	$0.06	$(0.11)	$(0.06)	$(0.24)

Diluted	$0.06	$(0.11)	$(0.06)	$(0.24)

For the three months ended June 30, 2008, 1,888,941 options outstanding were not included in the computation of diluted net income per share for the Company because the effect would be anti-dilutive. As the Company recognized a net loss for the three months ended June 30, 2007, and the six months ended June 30, 2008 and 2007, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three months ended June 30, 2007, 2,896,242 options outstanding were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive. For the six months ended June 30, 2008, and 2007, respectively, 3,087,125 and 3,135,975 options outstanding were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments under operating leases are as follows (in thousands):

2008 (remainder)	$277
2009	324
$601

Manufacturing Agreements

In November 2002, the Company entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. In May 2007, the terms of the agreement were amended to require the purchase of a minimum total of $2.3 million of product from 2007 through 2011. The Company’s remaining commitment under this agreement is $1.5 million.

In January 2004, the Company entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. In February 2006, the terms of this agreement were amended to require the purchase of a minimum total of $1.5 million of product from 2006 through 2008. The Company’s remaining commitment under this agreement is $765,000.

Other Agreements

The Company has entered into various agreements with clinical consultants and clinical research organizations to perform clinical studies on its behalf and, at June 30, 2008, its remaining commitment under these agreements totaled $35.3 million. The Company has remaining commitments under various general and administrative services agreements totaling $2.2 million at June 30, 2008, including $1.2 million related to Mr. Wilson’s Employment Agreement (see paragraph below). The Company has also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at June 30, 2008, its remaining commitment under these agreements totaled $5.4 million. In addition, the Company has entered into marketing promotion agreements for its erectile dysfunction product, MUSE. At June 30, 2008, its remaining commitment under the MUSE agreements totaled $838,000.

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

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of its products and to certain of its clinical research organizations and investigator sites. Historically, costs related to these indemnification provisions have not been significant and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

Pursuant to the terms of the Asset Purchase Agreement for the sale of the Evamist product to K-V, the Company made certain representations and warranties concerning its rights and assets related to Evamist and the Company’s authority to enter into and consummate the transaction. The Company also made certain covenants which survive the closing date of the transaction, including a covenant not to operate a business that competes, in the United States, and its territories and protectorates, with the Evamist product. See Note 18: “Legal Matters” for further information regarding Acrux.

Pursuant to the terms of the Funding and Royalty Agreement with Deerfield, the Company made certain representations, warranties and covenants related to MUSE and avanafil. Covenants include that it will maintain all registrations and regulatory rights to sell and promote MUSE in the United States, it will continue to manufacture and promote MUSE and will continue the development of avanafil. The Company also entered into a covenant that it will not manufacture, promote or sell any product that competes with avanafil in the United States other than MUSE.

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

14. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the first six months of 2008 and 2007, sales to significant customers as a percentage of total revenues were as follows:

	2008	2007
Customer A	26%	45%
Customer B	30%	8%
Customer C	14%	12%
Customer D	24%	28%

The Company relies on third party sole-source manufacturers to produce its clinical trial materials, components and raw materials. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality. Several of the Company’s manufacturers are sole-source manufacturers where no alternative suppliers exist. In the three and six months ended June 30, 2008, the Company spent $9.5 million and $26.8 million, respectively, for services provided by one clinical research organization on the Qnexa Phase 3 studies, which represented 62% and 69%, respectively, of the Company’s total research and development expenses.

15. RESEARCH AND DEVELOPMENT

Research and development expenses including advertising for clinical trials and patient recruitment costs are expensed as incurred.

16. EQUITY TRANSACTIONS

On July 14, 2006, VIVUS, Inc. filed with the Securities and Exchange Commission (“SEC”) a shelf Registration Statement on Form S-3. The shelf Registration Statement (File Number 333-135793) was declared effective by the SEC on August 16, 2006, providing the Company with the ability to offer and sell up to an aggregate of $80 million of common stock from time to time in one or more offerings. The terms of any such future offering would be established at the time of such offering. This shelf Registration Statement (File Number 333-135793) replaces shelf Registration Statement (File Number 333-12159).

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

On April 3, 2008, the Company entered into several agreements with the Deerfield Affiliates (see Note 7: “Deerfield Financing”). Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from a FARA and $10 million from the sale of the Company’s common stock under a securities purchase agreement. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of the Company’s common stock for an aggregate purchase price of $10 million and the Company paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately $200,000 in certain expenses incurred in this transaction, registered under the shelf Registration Statement (File Number 333-135793) filed with the SEC on July 14, 2006. The number of shares was determined based on the volume weighted average price on the Nasdaq Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008.

On May 5, 2008, VIVUS, Inc. filed with the SEC a shelf Registration Statement on Form S-3 (File Number 333-150649) and declared effective by the SEC on May 29, 2008, providing the Company with the ability to offer and sell up to an aggregate of $150 million of common stock from time to time in one or more offerings. The terms of any such future offering would be established at the time of such offering.

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

17. RELATED PARTY TRANSACTIONS

Mario M. Rosati, one of the Company’s directors until June 13, 2008, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company’s outside corporate counsel since its formation and has received compensation at normal commercial rates for these services. In the first six months of 2008 and 2007, the Company paid $443,000 and $597,000, respectively, to Wilson Sonsini Goodrich & Rosati. On April 17, 2008, Mr. Rosati notified the Company of his decision not to stand for re-election at the Company’s 2008 annual meeting held on June 13, 2008 and is no longer a member of the Company’s Board of Directors as of that date.

18. LEGAL MATTERS

In the normal course of business, the Company receives claims and makes inquiries regarding patent infringement and other legal matters. The Company believes that it has meritorious claims and defenses and intends to pursue any such matters vigorously.

The Company and Acrux Limited, or Acrux, are parties to the Testosterone Development and Commercialization Agreement and the Estradiol Development and Commercialization Agreement, each dated February 12, 2004, or the Acrux Agreements. The Acrux Agreements cover the Company’s investigational product candidate, Luramist, and the Company’s former investigational product candidate, Evamist, both of which are licensed from Acrux under the Acrux Agreements. The Company received a letter dated November 13, 2006 from legal counsel for Acrux containing various claims of breach under the Acrux Agreements. The Company responded that there is no merit to Acrux’s claims and that it has meritorious defenses to such claims. The claims with respect to Evamist have not progressed further, but, to date, the claims have not been withdrawn. On November 5, 2007, Acrux made a demand for arbitration under the Acrux Agreements regarding its claims related to Luramist. Acrux’s demand seeks a reversion of all rights assigned to the Company related to Luramist, monetary damages, a portion of a milestone payment for Luramist under the Acrux Agreements and declaratory relief. The Company continues to believe that it is in compliance with all material aspects of the Acrux Agreements, including those relating to Luramist and that it does not owe monetary damages or any milestone payment under the Acrux Agreements. The arbitration process is proceeding, with the parties having selected and qualified  a panel of three arbitrators and having agreed to a schedule of pre-hearing discovery. Absent a resolution to the dispute, the arbitration hearing is currently scheduled to commence on January 12, 2009. In the event that Acrux should prevail in this matter, it could have a material adverse effect on the Company’s business, financial condition and results of operations and cash flow.

The Company is not aware of any other asserted or unasserted claims against it where an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

19. STOCKHOLDER RIGHTS PLAN

On March 26, 2007, the Board of Directors of the Company adopted a Stockholder Rights Plan (the “Rights Plan”) and amended its bylaws. Under the Rights Plan, the Company will issue a dividend of one right for each share of its common stock held by stockholders of record as of the close of business on April 13, 2007.

The Rights Plan is designed to guard against partial tender offers and other coercive tactics to gain control of the Company without offering a fair and adequate price and terms to all of the Company’s stockholders. The Rights Plan is intended to provide the Board of Directors with sufficient time to consider any and all alternatives to such an action and is similar to plans adopted by many other publicly traded companies. The Rights Plan was not adopted in response to any efforts to acquire the Company and the Company is not aware of any such efforts.

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

20. SUBSEQUENT EVENT

On August 6, 2008, the Company sold $65 million of its common stock in a registered direct offering. Under the terms of the financing, the Company sold 8,365,508 shares of VIVUS common stock at a price of $7.77 per share. On August 5, 2008, the Company filed a prospectus supplement with the SEC relating to this registered direct offering under the existing shelf Registration Statement (File Number 333-150649).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-Q contain “forward-looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our history of losses and variable quarterly results; (2) substantial competition; (3) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (4) our reliance on sole source suppliers; (5) our limited sales and marketing efforts and our reliance on third parties; (6) failure to continue to develop innovative products; (7) risks related to noncompliance with United States Food and Drug Administration, or theFDA regulations; (8) our ability to demonstrate through clinical testing the safety and effectiveness of our clinical candidates; (9) the timing of initiation and completion of clinical trials and submissions to the FDA; (10) the volatility and liquidity of the financial markets; and (11) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission or the SEC, including those set forth in this filing as “Risk Factors Affecting Operations and Future Results.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter and six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

VIVUS, Inc. is a pharmaceutical company, incorporated in 1991, dedicated to the development and commercialization of therapeutic products for large underserved markets. The investigational products currently under development could serve the obesity, diabetes and sexual health markets. Our current and investigational product candidates in development will encompass patented proprietary formulations and novel delivery systems and investigational products may be developed by seeking new indications for previously approved pharmaceutical products. To date, through employment of this strategy, we have one commercial product and several investigational product candidates in late stages of development that address these markets. In these sectors patients seek more effective treatment options with fewer negative side effects. With respect to obesity, analysts estimate that this potential world-wide market could exceed $5 billion annually. Sales of approved drugs for diabetes exceed $10 billion. The indications targeted by VIVUS’ investigational sexual health products each represent a projected market greater than $1 billion annually.

The current investigational product pipeline includes three late-stage clinical products, each addressing specific components of the obesity, diabetes and sexual health markets. One of these investigational products, Qnexa™, is in Phase 3 clinical trials for obesity and has completed a Phase 2 clinical trial for diabetes.

All of the pivotal Phase 3 studies for Qnexa were initiated in the fourth quarter of 2007 and are now fully enrolled. The co-primary endpoints for these studies will evaluate the differences between treatments from baseline to the end of the treatment period, in mean percent weight loss and in the percentage of subjects achieving weight loss of 5% or more. All Phase 3 studies will utilize our novel once-a-day formulation of Qnexa, which at full strength contains 15 mg phentermine immediate release and 92 mg topiramate controlled release. Pharmacokinetic-Pharmacodynamic (PK/PD) studies indicated that the once-a-day formulation is comparable to the twice-a-day formulation used in the Phase 2 obesity study.

Our late-stage investigational product pipeline includes:

•                  Qnexa, being developed to treat obesity, for which the pivotal Phase 3 studies have been initiated;

•                  Qnexa, being developed to treat diabetes, for which a Phase 2 study has been completed;

•                  Luramist™ (Testosterone MDTS®),being developed to treat hypoactive sexual desire disorder in women, for which a Phase 2 study has been completed; and

•                  Avanafil, being developed to treat erectile dysfunction for which Phase 2 studies have been completed.

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from a Funding and Royalty Agreement, or the FARA, entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub and $10 million from the sale of our common stock under a securities purchase agreement. Under the FARA, the Deerfield Affiliates made a $3.3 million payment to us on April 15, 2008 and will make five quarterly payments of approximately $3.3 million, thereafter. We will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational product candidate, to the Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, manufacture, promote and sell MUSE, and develop avanafil. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately $200,000 in certain expenses incurred in this transaction. The number of shares was determined based on the volume weighted average price on the Nasdaq Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights. If we exercise our right to purchase the Deerfield Sub, the net price will be $23 million if exercised within three years, or $26 million if exercised after three years but before four years (the purchase prices are subject to other adjustments as defined in the agreement). After three years from the closing, the Deerfield Affiliates may exercise the right to compel us to purchase the Deerfield Sub at a price ranging from $17 million to $26 million based upon various circumstances. If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, we paid $2 million to the Deerfield Affiliates. Our intellectual property and all of the accounts receivable, inventory and equipment arising out of or relating to MUSE and avanafil are collateral for this transaction.

Our former investigational product, Evamist™, a metered dose transdermal estradiol spray approved for the treatment of vasomotor symptoms associated with menopause, was sold to K-V Pharmaceutical Company, or K-V, on May 15, 2007. We had completed Phase 3 studies for Evamist in May 2006 and a New Drug Application, or NDA was approved by the United States Food and Drug Administration, or the FDA, on July 27, 2007.

On March 30, 2007, we announced that we had entered into a definitive agreement with K-V to transfer certain of our assets and grant a sublicense under our exclusive rights to certain patents and know-how related to Evamist pursuant to our Estradiol Development and Commercialization Agreement with FemPharm Pty Ltd. and Acrux DDS Pty Ltd. (together referred to as Acrux), dated February 12, 2004, as amended to K-V. On May 15, 2007, the Transaction with K-V closed. Under the terms of the Transaction, we received an upfront payment of $10 million upon the closing. On August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V, and on August 8, 2007, we received a $140 million milestone payment from K-V. K-V also paid $1.5 million of the $3 million product approval milestone payment due to Acrux upon approval of Evamist. We are also eligible to receive certain one-time milestone payments from K-V totaling up to $30 million based on the achievement of certain annual net sales thresholds for Evamist.

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

We have funded operations primarily through private and public offerings of our common stock, the sale of the rights to Evamist and through product sales of MUSE. We expect to generate future net losses due to increases in operating expenses as our various investigational product candidates are advanced through the various stages of clinical development. In connection with the sale of Evamist, we received $150 million. The sale of Evamist was a unique transaction. As discussed in Note 11: Sale of Evamist Product, an initial $10 million was paid at closing and $140 million was paid upon the FDA’s approval of the Evamist NDA. These payments are non-refundable and have been recorded as deferred revenue and will be recognized as license and other revenue ratably over a 21.5-month period, from August 1, 2007 to May 15, 2009, which is the remaining term of a license to improvements to the MDTS applicator. As compared to revenues from sales of MUSE, license and other revenue will be significant on a quarterly basis until all of the revenue from the sale of Evamist is recognized which is currently expected to be May 2009. Since the $150 million has been received and we have no related contingencies, the future recognition of revenue and the corresponding reduction of deferred revenue related to the Evamist sale will have no impact on our cash flows from operations in future periods through May 2009. As of June 30, 2008, we have incurred a cumulative deficit of $173.3 million and expect to incur operating losses in future years.

Year-to-Date 2008

Highlights year to date include:

•                 Completion of Phase 2 Study of Qnexa for Diabetes – In June 2008, we announced the results of our OB-202 diabetes study, a 28-week, Phase 2 clinical trial in type 2 diabetes. Subjects treated with Qnexa had a reduction in hemoglobin A1c, a common measure of glycemic control, of 1.2% and experienced an 8.0% weight loss on an intent-to-treat, or ITT basis.

•                 Completion of Enrollment of the Phase 3 Qnexa for Obesity Studies – Through April 2008, we completed enrollment of all of the pivotal studies. The co-primary endpoints for these studies will evaluate the differences between treatments from baseline to the end of the treatment period, in mean percent weight loss and in the percentage of subjects achieving weight loss of 5% or more. Specifically, the Phase 3 studies include:

•                 EQUATE (OB-301), a 28-week study in which approximately 700 patients with Body Mass Index or BMI ranging from 30 to 45 have been enrolled.

•                 EQUIP (OB-302), a 56-week study in which approximately 1,250 morbidly obese patients with BMI that equals or exceeds 35 have been enrolled.

•                 CONQUER (OB-303), a 56-week study in which approximately 2,500 patients with a BMI ranging from 27 to 45 and two related co-morbidities including hypertension, dyslipidemia and type 2 diabetes have been enrolled.

•                 Initiation of Extension Study with Qnexa for Diabetes – In January 2008, we announced the initiation of a six-month extension study for patients currently enrolled in the OB-202 diabetes study.

•                 Special Protocol Assessment Completed and Agreement Reached with the FDA on Safety Study for Luramist – In the first quarter of 2008, we completed the Special Protocol Assessment, or SPA, process and reached agreement with the FDA on the safety requirements for Luramist (testosterone MDTS). The pivotal Phase 3 studies will include two six-month studies in menopausal women with hypoactive sexual desire disorder. The safety outcomes study will enroll 5,200 postmenopausal women aged 50 or over with at least one cardiovascular risk factor.

•                  Entered into Funding Collaboration for the Phase 3 Studies of Avanafil for Erectile Dysfunction – In April 2008, we entered into agreements with Deerfield Management, or Deerfield. Under the terms of the agreements, Deerfield will provide funds for the Phase 3 program for avanafil. The $30 million in funding will be provided by Deerfield from two sources: $20 million under a Funding and Royalty Agreement and $10 million from the sale of our common stock. We have granted Deerfield a royalty interest on sales of MUSE®, our product currently marketed for the treatment of ED as part of the funding collaboration.

Our Product Pipeline

We currently have the following research and development programs targeting obesity, diabetes and sexual health:

Product	Indication	Status	Patent Expiry and Number
Qnexa (phentermine and topiramate CR)	Obesity	Phase 3 initiated for Obesity	2019 (US 7,056,890 B2)

Qnexa (phentermine and topiramate CR)	Diabetes	Phase 2 completed	2019 (US 7,056,890 B2)

Luramist (Testosterone MDTS)	Hypoactive sexual desire disorder (HSDD)	Phase 2 completed	2017 (US 6,818,226)

Avanafil (PDE5 inhibitor)	Erectile dysfunction (ED)	Phase 2 completed	2020 (US 6,656,935)

Obesity

In 2004, the U.S. Centers for Disease Control and Prevention, or the CDC, ranked obesity as one of the top health threats in America. Obesity is a chronic condition that affects millions of people and often requires long-term or invasive treatment to promote and sustain weight loss. Obesity is the second leading cause of preventable death in the United States. The American Obesity Association estimates that approximately 127 million, or 64.5%, of adults in the United States are overweight, and an estimated 60 million, or 30.5%, are obese. According to a study performed by the CDC, as reported in the Journal of the American Medical Association, an estimated 112,000 excess deaths a year in the United States are attributable to obesity. The total direct and indirect costs attributed to overweight and obesity amounted to approximately $117 billion in 2000. Additionally, Americans spend more than $30 billion annually on weight-loss products and services.

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

The currently approved oral medications for type 2 diabetes include insulin releasers such as glyburide, insulin sensitizers such as Actos and Avandia, inhibitors of glucose production by the liver such as metformin, DPP-IV inhibitors like Januvia, as well as Precose and Glyset, which slow the uptake of glucose from the intestine. The worldwide market for diabetes medications exceeded $10 billion in 2004, of which oral drugs exceeded $6 billion. However, it is estimated that a significant portion of type 2 diabetics fail oral medications and require injected insulin therapy. Current oral medications for type 2 diabetes have a number of side effects, including hypoglycemia, weight gain and edema. Numerous pharmaceutical and biotechnology companies are seeking to develop insulin sensitizers, novel insulin formulations and other therapeutics to improve the treatment of diabetes. Previous clinical studies of topiramate in type 2 diabetics resulted in a reduction of hemoglobin A1c, a measure used to determine treatment efficacy of anti-diabetic agents. In June 2008, we announced the results of our OB-202 diabetes study, a 28-week, Phase 2 clinical trial in type 2 diabetes. Subjects treated with Qnexa had a reduction in hemoglobin A1c, a common measure of glycemic control, of 1.2%, from 8.7% to 7.5%. We are currently conducting a six-month extension study for patients previously enrolled in the OB-202 diabetes study. The extension study, DM-230, will allow subjects to continue, in a blinded fashion as randomized, in the study for an additional 28 weeks.

Qnexa for Obesity

Qnexa is our proprietary oral investigational product candidate for the treatment of obesity, incorporating low doses of active ingredients from two previously approved products, topiramate and phentermine. By combining each of these compounds, we believe Qnexa can simultaneously address excessive appetite and high threshold for satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. Qnexa is a once-a-day capsule containing a proprietary formulation of topiramate and phentermine.

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

The Phase 2 study also demonstrated significant improvements in patients’ quality of life, such as self-esteem, public distress and physical function when treated with Qnexa. Treatment with topiramate alone showed no improvement in any aspects of quality of life despite primary significant weight loss. These results suggest that the component of phentermine increases the tolerability of topiramate, which was the scientific rationale for combining these two agents at low doses for the treatment of obesity and related co-morbidities.

In addition, Qnexa-treated subjects had a significant reduction of waist circumference, triglycerides, systolic blood pressure, C-reactive protein and total cholesterol compared to patients in the placebo group. These secondary findings suggest that Qnexa may improve several important metabolic disease risk factors in obese patients. According to the American Heart Association, “The metabolic syndrome is characterized by a group of metabolic risk factors in one person.” Such factors include but are not limited to abdominal obesity and blood fat disorders that foster plaque buildup in artery walls including: high triglycerides, low HDL cholesterol, high LDL cholesterol, and elevated blood pressure. People with metabolic syndrome have an increased risk of coronary heart disease and other conditions that result from the buildup of plaque in artery walls (e.g., stroke and peripheral vascular disease) and type 2 diabetes. The current FDA guidelines state that on its own, metabolic syndrome represents a cluster of laboratory and clinical findings that serve as markers for increased risk for cardiovascular disease and type 2 diabetes, and is prevalent in as much as 25% of the adult American population. The FDA does not consider the metabolic syndrome to represent a distinct disease entity or treatment indication. Nonetheless, in addition to lifestyle modification, a host of approved drug therapies now exist to address individual or multiple components of the syndrome (e.g., lipid altering agents, antihypertensives, insulin sensitizers). We completed an initial Phase 2 clinical trial (OB-202) in patients with type 2 diabetes and a six-month extension study for patients currently enrolled in the OB-202 diabetes study (DM-230) is currently underway. We may, in the future, conduct additional studies of Qnexa on these components of metabolic syndrome.

The primary efficacy endpoint for Phase 3 weight loss trials as recommended by the FDA is an assessment of the mean percent reduction in baseline body weight compared to placebo and the proportion of subjects who lose 5% or more of their baseline body weight over a one-year period. New FDA draft guidelines for obesity products set forth a primary efficacy benchmark in Phase 3 trials of at least 35% of patients achieving 5% weight loss. The weight loss in patients taking the obesity product should also be twice the weight loss of the placebo group. In our Phase 2 trial after 24 weeks, 82% of patients lost 5% of their baseline weight as compared to 14% in the placebo group. In Europe, the Committee for Medicinal Products for Human Use of the European Medicines Agency has recommended that demonstration of significant weight loss of at least 10% of baseline weight is considered to be a valid primary endpoint for anti-obesity drugs. In the Phase 2 study after 24 weeks, 50% of the patients on Qnexa lost 10% of their baseline weight as compared to 8% of the patients in the placebo group. The FDA and the Medicines and Healthcare products Regulatory Agency, the regulatory authority in the United Kingdom, require obesity studies to be conducted for at least one year. While the results from our single center Phase 2 trial for six months of treatment meet these guidelines, there can be no assurance that these results can be replicated in a multi-center, one-year, Phase 3 trial, or with a once-a-day formulation of the product. We completed the development of our once-a-day formulation of Qnexa prior to the initiation of our Phase 3 clinical trials.

In June 2007, we announced the formation of our Qnexa Scientific Advisory Board, or the Qnexa SAB, consisting of well-known experts in the areas of obesity, clinical trial design, psychology and diabetes. We appointed Dr. David Allison, Dr. Nancy Bohannon, Dr. Arthur Frank, Dr. Donna Ryan, Dr. Xavier Pi-Sunyer and Dr. Tom Wadden to the Qnexa SAB. These experts have provided guidance concerning Qnexa Phase 3 clinical trials and are available for continuing consultations.

We have successfully completed the Special Protocol Assessment, or SPA process and have reached agreement with the FDA regarding key elements of the pivotal Phase 3 clinical trials of Qnexa for the treatment of obesity and weight-related co-morbidities. We have reached agreement with the FDA on study design features that will be employed throughout the entire Phase 3 program including the co-primary endpoints of the study, scope and size of the patient population, specific safety assessments, inclusion/exclusion criteria, duration of the trials and the statistical method for analyzing the co-primary study endpoints.

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

The Phase 3 Qnexa program includes two pivotal, double-blind, placebo-controlled, multi-center studies comparing Qnexa to placebo over a 56-week treatment period. In November 2007, we initiated both of these two pivotal Phase 3 studies of Qnexa. All Phase 3 studies are utilizing our novel once-a-day formulation of Qnexa, which at full strength contains 15 mg phentermine immediate release and 92 mg topiramate controlled release. The studies are designed to prospectively demonstrate the safety and efficacy of Qnexa in obese and overweight patients with different baseline characteristics. The first study, known as EQUIP (OB-302), enrolled over 1,250 morbidly obese patients with a BMI that equals or exceeds 35 with or without controlled co-morbidities. The EQUIP study completed enrollment in March 2008. The second trial, known as CONQUER (OB-303), enrolled overweight and obese adult subjects with BMI’s from 27 to 45 and at least two co-morbid conditions, such as hypertension, dyslipidemia and type 2 diabetes. The co-primary endpoints for these studies will evaluate the differences between treatments in mean percent weight loss from baseline to the end of the treatment period and the differences between treatments in the percentage of subjects achieving weight loss of 5% or more. Patient enrollment for both pivotal Phase 3 trials, OB-302 and OB-303, are complete.

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

Qnexa for Diabetes

On June 10, 2008, the results of the Phase 2 study with Qnexa in diabetes were presented at the American Diabetes Association annual scientific meeting. Patients treated with Qnexa for 28 weeks had a reduction in HbA1c of 1.2% and lost on average 8.0% of their baseline body weight or approximately 17 pounds. Qnexa patients also had significant improvement in cardiovascular risk factors including blood pressure, triglycerides levels and waist circumference. In the diabetes study (OB-202), subjects underwent a 4-week dose escalation period followed by 24 weeks of treatment. The study was a randomized, double-blind, placebo-controlled prospective trial, with subjects randomized to receive Qnexa or placebo. The study included 206 subjects (141 females, 65 males) with an average age of 49 years. Baseline BMIs were greater than 35 in both groups, and baseline body weight was 94.7 kg in the Qnexa group and 98.1 kg in the placebo group. At baseline, subjects had glycosylated hemoglobin (HbA1c) of 8.7%. Most of the subjects had been diagnosed with diabetes for more than 5 years (59%). Sixty percent of subjects were on two or more oral diabetic medications. Patients on antidepressant medications such as SSRIs and SNRIs were allowed to participate in the study. Subjects were instructed to follow a simple diet and lifestyle modification program throughout the study. The primary endpoint was change in glycemic control as reflected by measurements of hemoglobin A1c. Investigators were allowed to intervene and add/adjust anti-diabetic and anti-hypertensive medications during the study based on predetermined rescue criteria and nationally recognized standards of care. The incidence of hypoglycemia in the treatment and placebo arms were comparable (6.0% versus 5.0%, respectively). Qnexa was well-tolerated, with no treatment-related serious adverse events (SAEs). The most common treatment-related adverse events were nausea, paresthesias, constipation, dry mouth and dizziness.

A subset analysis of the Phase 2 OB-202 study with Qnexa in diabetes of subjects with higher cardiovascular risk factors at baseline demonstrated that these subjects had significantly greater improvements in these risk factors on Qnexa as compared to placebo. This analysis population is comprised of subjects with elevated baseline risk factors that were in the upper quartile of the overall study population. Specifically, these higher-risk subjects treated with Qnexa reduced their systolic blood pressure (SBP) by 11.2 mm Hg from a baseline mean of 138.1 mm Hg, as compared to a reduction of 1.9 mm Hg from a baseline mean of 140.7 mm Hg in the placebo group (p=0.006). Similarly, diastolic blood pressure (DBP) was reduced by 7.9 mm Hg from a baseline mean of 83.5 mm Hg in the Qnexa group, as compared to a reduction of 3.3 mm Hg from a baseline mean of 86.3 mm Hg in the placebo group (p=0.015). Current standard of care for diabetics includes a target SBP < 130 and DBP < 80 mm Hg. Higher-risk subjects with elevated triglyceride levels at baseline that were treated with Qnexa experienced a reduction of 86.9 mg/dL or 32% from baseline as compare to a reduction of 25.3 mg/dL or 8.7% in the placebo group (p=0.022). Fasting plasma glucose (FPG) in the higher-risk subjects was reduced by 85.2 mg/dL or 35% from a baseline mean of 245 mg/dL in the Qnexa group as compared to a reduction of 42.2 mg/dL or 17% from a baseline mean of 242.4 mg/dL in the placebo group (p=0.006).

In January 2008, we announced that we had initiated a six-month extension study for patients previously enrolled in the OB-202 diabetes study. The extension study, DM-230, will allow subjects to continue, in a blinded fashion as randomized, in the study for an additional 28 weeks. The DM-230 study will measure the OB-202 endpoints after an additional 28 weeks, for a total time on treatment of one year.

The primary endpoint of the diabetes studies is improvement of glycemic control as measured by a reduction of glycosylated hemoglobin (HbA1c) levels. The studies also measure the effects of Qnexa on associated metabolic and cardiovascular risk factors as well as changes in total body weight, percent of baseline body weight lost, and a change in waist circumference. OB-202 with the extension is intended to assess both safety and efficacy of Qnexa in subjects with type 2 diabetes controlled with diet or oral medications. Subjects have baseline BMIs between 27 to 42 kg/m2. Patients on antidepressants such as SSRI’s or SNRI’s have been allowed to participate in the studies.

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

Testosterone MDTS

Hypoactive Sexual Desire Disorder

Hypoactive Sexual Desire Disorder, or HSDD, the persistent or recurrent lack of interest in sexual activity resulting in personal distress, is reported to be the most common type of female sexual dysfunction, affecting as many as 30% of women in the United States. Several studies over the last several decades have demonstrated that testosterone is an important component of female sexual desire. As a woman ages, there is a decline in testosterone production. The administration of testosterone has been associated with an increase in sexual desire in both pre- and post-menopausal women. In addition to the gradual decline in testosterone that accompanies aging and natural menopause, the surgical removal of a woman’s ovaries rapidly results in a decrease of approximately one half of the woman’s testosterone production capability. Hence, HSDD can occur much faster, and at a younger age, in women who have undergone this type of surgically induced menopause. Furthermore, HSDD has been observed in pre-menopausal women with naturally occurring low levels of testosterone.

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

Male Sexual Health

Erectile dysfunction, or ED, or the inability to attain or maintain an erection sufficient for intercourse, was reported by 35% of men between the ages of 40 to 70 in the United States, according to an independent study, with the incidence increasing with age. ED, frequently associated with vascular problems, is particularly common in men with diabetes and in those who have had a radical prostatectomy for prostate cancer. PDE5 inhibitors such as sildenafil citrate (Viagra®), vardenafil (Levitra®) and tadalafil (Cialis®), which inhibit the breakdown of cyclic guanosine monophosphate, have been shown to be effective treatments for ED.

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

We also previously announced the results of a clinical pharmacology study conducted to evaluate the hemodynamic responses (blood pressure and heart rate) to glyceryl trinitrate in subjects pretreated with placebo, avanafil, and sildenafil citrate (Viagra). Results revealed that avanafil had less impact on blood pressure and heart rate than Viagra. The clinical significance of this data is unknown.

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

Sale of Evamist to K-V Pharmaceutical Company

On March 30, 2007, we entered into a definitive agreement with K-V, to transfer our assets and grant a sublicense of our rights under the Acrux Agreement related to Evamist to K-V, or the Transaction. The closing of the Transaction occurred on May 15, 2007. Under the terms of the Transaction, we received an upfront payment of $10 million upon the closing. On July 27, 2007, we received FDA approval of the NDA for Evamist. On August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V and on August 8, 2007, K-V paid us the additional $140 million milestone payment due upon FDA approval of the Evamist NDA. We may also receive certain one-time payments of up to $30 million based on achieving certain annual net sales thresholds for Evamist. In connection with the Transaction, in order to obtain Tanabe’s blanket release of liens against our assets including the Evamist assets and intellectual property, we repaid the Tanabe line of credit.

In May 2006, we announced positive results from the pivotal Phase 3 clinical trial of Evamist. The study showed a statistically significant reduction in the number and severity of moderate and severe hot flashes. We submitted the NDA for Evamist to the FDA in the third quarter of 2006 and made a $1 million clinical development milestone payment to Acrux in October 2006 under the terms of our licensing agreement, related to this submission. Upon approval of the NDA for Evamist, a $3 million product approval milestone became due and was paid to Acrux in August 2007. Under the terms of the Transaction, K-V paid $1.5 million of this $3 million milestone.

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Under the agreements, Deerfield and its affiliates agreed to provide us with $30 million in funding. The $30 million in funding consists of $20 million from the FARA entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of our common stock. Under the FARA, the Deerfield Affiliates made a $3.3 million payment to us on April 15, 2008 and will make five quarterly payments of approximately $3.3 million, thereafter. Such payments are referred to as the Funding Payments. We will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational product candidate to Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, manufacture, promote and sell MUSE, and develop avanafil. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately $200,000 in certain expenses incurred in this transaction. The number of shares was determined based on the volume weighted average price on the Nasdaq Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights. If either party exercises its option, any further royalty payments would be effectively terminated. Collectively, these transactions are referred to as the Deerfield Transactions.

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

•                  any date on which:

(1)         the market capitalization of the Company falls below $50 million; or

(2)         the amount of cash and cash equivalents as defined, held by the Company falls below $15 million; or

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

•                  a sale or transfer of assets of VIVUS in one transaction or a series of related transactions for a purchase price of more than $350 million where the consideration to be payable at or within 30 days of closing of such transaction or transactions has a value of more than $350 million, or a sale, transfer or license of all or substantially all assets or proprietary rights of VIVUS that relate specifically to MUSE or avanafil; or

•                  a purchase, tender or exchange offer made to the holders of outstanding shares of VIVUS’ common stock, such that following such purchase, tender or exchange offer a Change in Control Transaction shall have occurred; or

•                  an issuance or series of issuances in a series of related transactions by VIVUS of an aggregate number of shares of common stock in excess of 20% of our outstanding common stock on the date hereof if, immediately prior to such issuance, the market capitalization of VIVUS is less than $300 million.

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

Sales Allowances and Reserves:  Revenues from product sales are recorded net of product sales allowances for expected returns of expired product, government chargebacks, other rebates, and cash discounts for prompt payment. These sales allowances are deducted from gross product revenues at the time such revenues are recognized along with the recording of a corresponding reserve, or liability. In making these estimates we take into consideration our historical information, current contractual and statutory requirements, shelf life of our products, estimated customer inventory levels and information received from outside parties. Significant judgments and estimates must be made and used in estimating the reserve balances in any accounting period. Our product sales allowances and reserves include:

•                  Product Returns:  We have estimated reserves for product returns from wholesalers, hospitals and pharmacies in the United States in accordance with our product returns policy. Our returns policy allows product returns within the period beginning six months prior to and 12 months following product expiration. As of June 30, 2008, the shipments of MUSE in the United States made in 2008, 2007, 2006 and a small portion of the shipments in 2005 remain subject to future returns.

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

License and Other Revenue:  We recognize license revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition. When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. In accordance with EITF 00-21, we recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements, or such elements are insignificant. Application of this standard requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

Revenue from non-refundable, upfront license fees where we have continuing involvement is recognized ratably over the development or agreement period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements.

On May 15, 2007, we closed our transaction with K-V Pharmaceutical Company, or K-V, for the sale of our product candidate, Evamist, a metered dose transdermal spray for the treatment of menopause symptoms. At the time of the sale, Evamist was an investigational product and was not yet approved by the FDA for marketing. The sale transaction contained multiple deliverables, including: the delivery at closing of the Evamist assets (mainly raw material inventory and certain fixed assets), a grant of a sublicense of our rights under a license related to Evamist, and a license to the MDTS applicator; the delivery upon receipt of regulatory approval of Evamist, along with all regulatory submissions; and, lastly, the delivery after FDA approval of certain transition services and a license to improvements to the MDTS applicator. We received approval from the FDA to market Evamist on July 27, 2007, or FDA Approval, and on August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V.

We received an upfront payment of $10 million in May 2007 upon the closing and received an additional $140 million milestone payment in August 2007 upon FDA Approval. These payments are non-refundable.

We evaluated this multiple deliverable arrangement under EITF 00-21 to determine whether the deliverables are divided into separate units of accounting.

Upon FDA Approval, the two remaining deliverables are the transition services to be performed under the Transition Services Agreement, or TSA and a license to improvements to the MDTS applicator, or Improvement License, during the two-year period commencing with the closing, or May 15, 2007, and ending on May 15, 2009. We are able to establish fair value for the TSA.

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

As a result, the initial $10 million paid at closing and the $140 million paid upon FDA Approval have been recorded as deferred revenue and will be recognized as license revenue, together with the future billings under the TSA, if any, ratably over the remaining 21.5-month term of the Improvement License, from August 1, 2007 to May 15, 2009. The revenue related to the transaction recognized in the year ended December 31, 2007 was $34.9 million and for the six months ended June 30, 2008 was $41.9 million. Such revenue in future quarters is expected to be recognized as follows (in thousands):

Quarter ending	License revenue
September 30, 2008	$20,930
December 31, 2008	$20,930
March 31, 2009	$20,930
June 30, 2009	$10,465

We may also receive milestone payments of up to $30 million based upon sales of Evamist through the term of the agreements. Revenues associated with these performance milestones will be recognized when they are earned and collectability is reasonably assured.

Research and Development Expenses

Research and development, or R&D, expenses include license fees, related compensation, consultants fees, facilities costs, administrative expenses related to R&D activities and clinical trial costs at other companies and research institutions under agreements which are generally cancelable, among other related R&D costs. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by clinical research organizations, or CROs, and clinical sites. These costs are recorded as a component of R&D expenses. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of June 30, 2008, it was not considered more likely than not that our deferred tax assets would be realized.

As of June 30, 2008, we believed that the amount of the deferred tax assets recorded on our condensed consolidated balance sheet would not ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets; we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

In July 2006, the Financial Accounting Standards Board, or FASB issued FASB Interpretation No. 48, or FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN No. 48 on January 1, 2007 was recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN No. 48, we recognized a decrease of approximately $1.2 million in our income tax liability, which resulted in a decrease of $1.2 million in accumulated deficit on January 1, 2007.

Inventories

We record inventory reserves for estimated obsolescence, unmarketable or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. In 2006, we recorded a $764,000 inventory write-down related to the purchase of alprostadil, considered to be in excess of projected production needs. During the quarter ended September 30, 1998, we established significant reserves against our inventory to align with the then new estimates of expected future demand for MUSE. In 2007, we disposed of $2.8 million of fully reserved alprostadil which had no impact on cost of goods sold. As of June 30, 2008, the remaining inventory reserve balance is $1.6 million relating to raw materials and components. In the first quarter of 2005, we determined that we likely would continue to use some portion of the fully reserved component parts inventory in production. When we record inventory reserves, we establish a new, lower cost basis for the inventory for accounting purposes. Accordingly, to the extent that this fully reserved inventory was used in production in the first six months of 2008 and 2007, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. All cash equivalents are in money market funds, certificate of deposit and commercial paper. These amounts are recorded at cost, which approximates fair value.

Cash with restrictions for a period of greater than 12 months is classified as restricted cash, a non-current asset.

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

The weighted average maturity of our portfolio for new investments is not to exceed nine months.

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

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. Our marketable securities have been classified and accounted for as available-for-sale. These securities are carried at fair value, based on market prices obtained from a number of pricing methods used to derive the fair value of the securities on a recurring basis, which include the use of independent pricing services and discussions with brokers and portfolio managers. We hold certain securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we will occasionally sell these securities prior to their stated maturities. As these securities are viewed by us as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital—Current Assets and Liabilities, securities with maturities beyond 12 months are classified as current assets, except for certain securities that we expect to recover their full or substantial values beyond the next 12 months due to the current lack of a readily available market, and the continued uncertainty in the capital markets. Consequently, we have classified those available-for-sale securities as non-current in our condensed consolidated balance sheets.

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

From 2005 and until December 2007 we had an investment in Columbia Strategic Cash Portfolio, or Strategic Cash offered by our investment advisor, Columbia Management LLC, or Columbia. Strategic Cash is an enhanced money market fund in which the fund sought to maintain a $1 per share net asset value. We used Strategic Cash for the investment of excess cash, and periodic transfers were made from Strategic Cash to the operating cash account to fund our current operations.

In early December 2007, we were notified by Columbia that the Strategic Cash fund was closed and that the fund was to be liquidated. The fund no longer supported the $1 per share net asset value and switched to a market value fund in which all investments were marked to market. We were given the option of staying in the fund and receiving cash proceeds from the fund as its holdings were liquidated or receiving a pro-rata share of the investments held by the fund. Upon advice from our investment advisor, we took redemption-in-kind consisting of cash, interest receivable and a pro-rata distribution of the underlying securities, consisting principally of high quality corporate debt and asset-backed securities. Prior to the redemption our investment in Strategic Cash was $84.4 million. On December 20, 2007 and December 21, 2007, we received our redemption-in-kind consisting of securities with a market value of $68.7 million, interest receivable of $300,000 and cash of $14.4 million. The difference between our investment in Strategic Cash of $84.4 million and the fair value of the securities, cash and interest receivable totaling $83.4 million received in-kind resulted in a loss of $1 million. This loss of $1 million was reflected in interest income in the consolidated statement of operations and other comprehensive income (loss) for the year ended December 31, 2007.

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

Share-Based Payments

We follow the fair value method of accounting for share-based compensation arrangements in accordance with the Financial Accounting Standards Board Statement of Financial Accounting Standards, or SFAS, 123R, Share-Based Payment, or  SFAS 123R. We adopted SFAS 123R effective January 1, 2006 using the modified prospective method of transition. Under SFAS 123R, the estimated fair value of share-based-compensation, including stock options and restricted stock units granted under our Stock Option Plan and purchases of common stock by employees at a discount to market price under the Employee Stock Purchase Plan, or the ESPP, is recognized as compensation expense. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock purchase rights during each offering period and the percentage of the purchase discount.

We recorded $1.2 million and $2.6 million of share-based compensation expense for the quarter and six months ended June 30, 2008, and $939,000 and $1.8 million of share-based compensation expense for the quarter and six months ended June 30, 2007. Share-based compensation expense is allocated among cost of goods sold and manufacturing, research and development and selling, general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.

We use the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived by analyzing the historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We determine expected volatility using the historical method, which is based on the daily historical trading data of our common stock over the expected term of the option. Management selected the historical method primarily because we have not identified a more reliable or appropriate method to predict future volatility. For more information about SFAS 123R, see Note 3: Share-Based Compensation to the notes to condensed consolidated financial statements included in this Form 10-Q.

Fair Value Measurements

On January 1, 2008, we partially adopted SFAS No. 157 Fair Value Measurements. Adoption of the provisions of this standard did not have a material effect on our financial position. For assets that are measured using quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.

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

Assets utilizing Level 2 inputs include: corporate bonds; asset-backed securities, or ABS, and collateralized mortgage obligations, or CMO.

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

Collateralized Mortgage Obligations and Asset-Backed Securities.  CMO and ABS may be valued based on external price/spread data. When position-specific external price data are not observable, the valuation is based on prices of comparable securities. Included in this category are certain interest-only securities, which, in the absence of market prices, are valued as a function of observable securities prices and cash flow values of principal-only securities using current market assumptions at the measurement date. CMO and ABS are categorized in Level 3 if external prices are unobservable; otherwise they are categorized in Level 2 of the fair value hierarchy.

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Please refer to Note 7: Deerfield Financing and Note 8: Notes Payable to the notes to condensed consolidated financial statements included in this Form 10-Q for additional information on these agreements. Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from the FARA, and $10 million from the sale of VIVUS’ common stock. Under the FARA, the Deerfield Affiliates made a $3.3 million payment to us on April 15, 2008 and will make five quarterly payments of approximately $3.3 million, thereafter. We have agreed to pay royalties on the current net sales of MUSE and once approved, future sales of avanafil, an investigational product candidate, to  the Deerfield Sub. The agreements also provide us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights. If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, we paid $2 million to the Deerfield Affiliates.

We have evaluated the Deerfield financing in accordance with FASB Financial Interpretation No., or FIN, 46(R), Consolidation of Variable Interest Entities, or FIN 46R, and determined that the Deerfield Sub may constitute a Variable Interest Entity, or VIE; however, we have also determined that VIVUS is not the primary beneficiary of this VIE at this time and we therefore have concluded that we are not required to consolidate the Deerfield Sub.

In accordance with Emerging Issues Task Force (EITF) Issue 88-18, Sale of Future Revenues, the transaction is in substance a financing arrangement, or loan that will be repaid by us. The minimum repayment amount would be $17 million, the amount of the unconditional put option held by Deerfield Affiliates, plus royalties paid on MUSE sales, and avanafil sales if approved, during the term of the agreement. Accordingly, we will record the advances from the Deerfield Affiliates, net of the $2 million option right payment and related fees and expenses, as a loan. Using the interest method under APB Opinion No. 21, Interest on Receivables and Payables, interest on the loan will be recognized over three years, which is the estimated term of the loan based on the earliest date that the Deerfield Affiliates could require us to repay the amounts advanced.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162, which defines the category and order of authority of accounting principles that are generally accepted, including rules and interpretations of the Securities and Exchange Commission (“SEC”). SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management is currently evaluating the impact of adopting this Statement, but we do not expect the adoption of SFAS 162 to have a material impact on our condensed consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, SFAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. SFAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, SFAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. SFAS 141(R) is effective for the Company as of January 1, 2009. Management is currently evaluating the impact of adopting this Statement, but we do not expect it to have a material impact on our condensed consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, or SFAS 160. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS 160 also requires a new presentation on the face of the condensed consolidated financial statements to separately report the amounts attributable to controlling and noncontrolling interests. SFAS 160 is effective for the Company as of January 1, 2009. Management is currently evaluating the impact of adopting this Statement, but we do not expect it to have a material impact on our condensed consolidated financial position or results of operations.

In September 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-01, Accounting for Collaborative Agreements, or EITF 07-01. EITF 07-01 defines collaborative agreements as contractual arrangements that involve a joint operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and that are exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-01 provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires additional disclosures about a company’s collaborative arrangements. EITF 07-01 is effective for the Company as of January 1, 2009. The adoption of EITF 07-01 is not expected to have a material impact on our condensed consolidated financial position or results of operations.

In June 2007, the FASB ratified EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-03 which requires nonrefundable advance payments for future R&D activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. Earlier application is not permitted. EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. On January 1, 2008, we adopted this Statement which did not have a material impact on our condensed consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS 159. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. This statement provides entities the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of this standard had no impact on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for VIVUS as of January 1, 2008 for financial assets and financial liabilities within its scope. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 Effective Date of FASB Statement No. 157, or FSP FAS 157-2, which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. On January 1, 2008, the Company partially adopted SFAS 157 for financial assets and financial liabilities. This did not have a material impact on our condensed consolidated financial position and results of operations. The Company is currently assessing the impact of SFAS 157 for non-financial assets and non-financial liabilities on its condensed consolidated financial position and results of operations.

RESULTS OF OPERATIONS

Executive Overview

For the three months ended June 30, 2008, we reported net income of $3.6 million, or $0.06 net income per share, as compared to a net loss of $6.7 million, or $0.11 net loss per share, during the same period in 2007. The net income in the second quarter of 2008 as compared to the net loss in the second quarter of 2007 is primarily due to the recognition of the K-V deferred license revenue partially offset by an increase in operating expenses in the second quarter of 2008 as compared to the same period in 2007. The increase in operating expenses was primarily attributable to spending related to our Phase 3 clinical trials of Qnexa for the treatment of obesity.

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates. Under the agreements Deerfield and its affiliates agreed to provide $30 million in funding to us. The $30 million in funding consists of $20 million from the FARA, and $10 million from the sale of VIVUS’ common stock at the closing on April 15, 2008 in connection with the registered direct offering mentioned above under a securities purchase agreement. Under the FARA, the Deerfield Affiliates made a $3.3 million payment to us on April 15, 2008 and will make five quarterly payments of approximately $3.3 million, thereafter. The amounts of funding provided under the FARA, net of certain amounts, represent a financial obligation, a loan payable by the Company in which the principal and interest will be repaid through royalty payments and the exercise of the option or put rights.

In connection with the sale of Evamist, we received $150 million. The sale of Evamist was a unique transaction. As discussed in Note 11: Sale of Evamist Product, an initial $10 million was paid at closing and $140 million was paid upon FDA approval of Evamist. These payments are non-refundable and have been recorded as deferred revenue and will be recognized as license and other revenue ratably over a 21.5-month period, from August 1, 2007 to May 15, 2009, which is the remaining term of a license to improvements to the MDTS applicator. As compared to revenues from product sales, license and other revenue will be significant on a quarterly basis until all of the revenue from the sale of Evamist is recognized, currently expected to be May 2009. Since the $150 million has been received and we have no related contingencies, the future recognition of revenue and the corresponding reduction of deferred revenue related to the Evamist sale will have no impact on our cash flows from operations in future periods through May 2009.

The revenue related to the transaction recognized in the second quarter of 2008 was $20.9 million and the revenue in future quarters is expected to be recognized as follows (in thousands):

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

Revenue.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
	(In thousands, except percentages)
United States product, net	$2,923	$3,037	(4)%	$4,011	$3,497	15%
International product	1,300	946	37%	1,854	2,059	(10)%
Other revenue	21,046	115	18,201%	42,092	231	18,122%
Total revenues	$25,269	$4,098	517%	$47,957	$5,787	729%

Product revenues for the quarters ended June 30, 2008 and June 30, 2007, were $4.2 million and $4 million, respectively. In the six months ended June 30, 2008 and June 30, 2007, product revenues totaled $5.9 million and $5.6 million, respectively.

U.S. product revenues decreased slightly in the second quarter of 2008 as compared to the prior year period primarily due to decreased shipments of MUSE partially offset by a price increase in the second quarter of 2008 as compared to the same period last year. The increase in U.S. product revenues in the six months ended June 30, 2008 as compared to the same period in 2007 is primarily due to a modest increase in shipments and increased prices in the six months ended June 30, 2008 as compared to the prior year period. The fluctuation in international revenues in the three and six months ended June 30, 2008 as compared to the same periods in 2007 was due to the timing of orders from our international partners. The change in MUSE domestic shipments in the three and six months ended June 30, 2008 as compared to the prior year periods is a result of fluctuations in inventory levels at the wholesale level and is not indicative of any trend.

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

On March 30, 2007, we announced that we had entered into a definitive agreement with K-V, to transfer our assets and grant a sublicense of our rights under the Acrux Agreement related to Evamist to K-V, or the Transaction. The closing of the Transaction occurred on May 15, 2007 and on July 27, 2007, we received FDA approval of the Evamist NDA. An initial $10 million was paid at closing and $140 million was paid upon FDA Approval. These payments have been recorded as deferred revenue and will be recognized as revenue ratably over the remaining 21.5-month term of the Improvement License, from August 1, 2007 to May 15, 2009.

Cost of goods sold and manufacturing.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
	(In thousands, except percentages)
Cost of goods sold and manufacturing	$2,929	$3,191	(8)%	$5,716	$5,762	(1)%

Cost of goods sold and manufacturing, or cost of goods sold, in the second quarter of 2008 decreased $262,000, or 8%, to $2.9 million, as compared to $3.2 million for the second quarter of 2007. Cost of goods sold decreased in the three months ended June 30, 2008 as compared to the same period in 2007 primarily due to a one-time charge of $559,000 included in cost of good sold related to assets included in the sale of Evamist to K-V in May 2007, partially offset by increased materials and manufacturing costs in the second quarter of 2008 as compared to the second quarter of 2007.

In the six months ended June 30, 2008 costs of goods sold decreased $46,000, or 1%, to $5.7 million, as compared to $5.8 million in the same period last year. In the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, cost of goods sold decreased primarily due to the one-time charge for the sale of Evamist assets in May 2007 described above, partially offset by the disposal of inventory due to the non-conformance of certain raw materials in 2008.

We anticipate cost of goods sold and manufacturing in 2008 will be similar to costs incurred in 2007.

Research and development.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
	(In thousands, except percentages)
Research and development	$15,335	$3,955	288%	$38,706	$6,966	456%

Research and development expenses in the second quarter of 2008 increased $11.4 million, or 288%, to $15.3 million, as compared to $4 million for the second quarter of 2007. In the second quarter of 2008, this included increased Qnexa for obesity spending of $9.7 million, increased Qnexa for diabetes spending of $879,000 and increased non-project related spending of $753,000 (primarily due to increases in non-cash stock based compensation expense of $107,000, compensation and related expense of $143,000 due to an increase in headcount, increased consulting expense of $288,000 and a net increase in other non-project related spending of $215,000) as compared to the second quarter of 2007.

In the six months ended June 30, 2008 research and development expenses increased $31.7 million, or 456%, to $38.7 million, as compared to $7 million in the same period last year. This increase was the net result of increased Qnexa for obesity spending of $29 million, increased Qnexa for diabetes spending of $1.8 million partially offset by a net decrease in other clinical trial and project activity of $414,000, a $1.3 million net increase in non-project related expenses (primarily attributable to $346,000 in increased compensation and related expense due to an increase in headcount, increased consulting expense of $390,000, increased non-cash stock based compensation expense of $363,000 and a net increase in other non-project related spending of $250,000). In the six months ended June 30, 2008, we spent $26.8 million on Qnexa Phase 3 trials performed by our primary contract research organization which represented 69% of our total research and development expenses.

We anticipate that our research and development expenses will continue to increase significantly in 2008 over the expenses in 2007, as we continue to advance the clinical program for Qnexa for the treatment of obesity and our other programs. The current remaining contractual obligation with our primary contract research organization for the Phase 3 Qnexa trials totals $27.5 million which will be recorded as research and development expense in the next two years. There are likely to be additional research and development expenses related to Qnexa and our other programs under development. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and preclinical studies. If we are successful in obtaining FDA regulatory approval for any new investigational product candidates being developed through our research and development efforts, we do not expect to recognize revenue from sales of such new products, if any, for several years.

Selling, general and administrative.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
	(In thousands, except percentages)
Selling, general and administrative	$4,345	$4,192	4%	$8,597	$8,297	4%

Selling, general and administrative expenses in the three months ended June 30, 2008 of $4.3 million increased $153,000, or 4% as compared to the three months ended June 30, 2007. In the quarter ended June 30, 2008, this increase is primarily due to $189,000 in additional non-cash stock based compensation expense and incremental increases in compensation expense of $289,000, and accounting and audit fees of $63,000 partially offset by decreased direct to consumer MUSE marketing expense of $302,000 and other net selling, general and administrative expenses net decreases of $86,000, as compared to the quarter ended June 30, 2007.

In the six months ended June 30, 2008 selling, general and administrative expenses increased $300,000, or 4% to $8.6 million as compared to the same period in 2007. In the six months ended June 30, 2008, the increase is primarily due to incremental increases in non-cash stock based compensation expense of $420,000, and compensation expense of $515,000, partially offset by decreased direct-to-consumer MUSE related marketing expense of $580,000 and other net selling, general and administrative expenses net decreases of $55,000 as compared to the six months ended June 30, 2007.

We anticipate that our selling, general and administrative expenses in 2008 will be similar to 2007.

Interest income and expense.

Interest income for the quarter ended June 30, 2008 was $1.1 million, as compared to $698,000 for the quarter ended June 30, 2007 and $1.9 million for the six months ended June 30, 2008, as compared to $1.5 million for the six months ended June 30, 2007. The increase in interest income is primarily due to an increase in our average investment cash balance (due to the receipt of the $140 million payment from K-V in August 2007) from the three and six months ended June 30, 2007 as compared to the same periods in 2008 offset by other-than-temporary impairment losses on our available-for-sale securities of $215,000 in the second quarter of 2008 and $1.6 million in the six months ended June 30, 2008.

Interest expense for the quarter ended June 30, 2008 was $185,000 as compared to $130,000 during the same period last year and $307,000 in the six months ended June 30, 2008 as compared to $284,000 during the same period last year. The net increase in interest expense is primarily due to interest expense on the Deerfield financing partially offset by a reduction in interest expense on both the Crown note and the Tanabe line of credit in the three and six months ended June 30, 2008 as compared to the same period in 2007. On April 24, 2007, in connection with the sale of Evamist to K-V, we paid off the $6.7 million outstanding balance on the Tanabe line of credit, including all accrued interest and terminated the line of credit.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Unrestricted cash, cash equivalents and available-for-sale securities totaled $155.1 million at June 30, 2008, as compared to $179.5 million at December 31, 2007. The decrease in cash, cash equivalents and available-for-sale securities of $24.4 million is the net result of cash used for operating activities, partially offset by cash provided by investing and financing activities for the first six months of 2008. Included in these amounts are cash receipts from the Deerfield financing, including $9.7 million in net proceeds from the issuance of common stock and $889,000 from the FARA, as well as $485,000 from stock option exercises and $141,000 from the sale of common stock through our ESPP.

Since inception, we have financed operations primarily from the issuance of equity securities. Through June 30, 2008, we raised $234.3 million from financing activities, received $150 million from the sale of Evamist and had an accumulated deficit of $173.3 million at June 30, 2008.

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

The weighted average maturity of our portfolio for new investments is not to exceed nine months.

At June 30, 2008, we had $66.6 million in cash and cash equivalents and $88.5 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily high quality corporate debt securities and asset-backed securities, in accordance with our investment policy. The investment policy has the primary investment objectives of preservation of principal while at the same time maximizing yields without significantly increasing risk; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. Certain of these securities are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues.

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

Accounts Receivable. Accounts receivable (net of allowance for doubtful accounts) at June 30, 2008 was $3.7 million, as compared to $4.2 million at December 31, 2007. The 12% decrease in the accounts receivable balance at June 30, 2008 is primarily due to the collection of accounts receivable outstanding at December 31, 2007. Currently, we do not have any significant concerns related to accounts receivable or collections.

Liabilities. Total liabilities were $102.8 million at June 30, 2008, $36.8 million lower than at December 31, 2007. The change in total liabilities includes a $42.1 million net decrease in deferred revenue primarily due to the amortization of the $150 million in deferred license revenue received from K-V on the sale of Evamist, a $3.4 million increase in accounts payable due to the timing of payments for goods and services supporting the development effort for Qnexa for obesity and a $1.6 million increase in accrued research and clinical expenses, also due to the Qnexa for obesity development effort. The deferred revenue balance primarily results from the K-V transaction and the related amortization over time of the revenue based on the receipt of the cash in 2007. Deferred revenue is a non-cash liability and does not represent any future obligations on our part.

We have entered into manufacturing agreements with suppliers to purchase raw materials. As of June 30, 2008, our remaining commitment under these agreements is to purchase a minimum of $2.3 million of product from 2008 through 2011. In the first quarter of 2006, we recorded a $764,000 inventory write-down related to the purchase of alprostadil considered to be in excess of projected production needs. Should our inventory of raw materials exceed our future production needs, it may be necessary to write-off additional excess inventory.

In February 2004, we entered into exclusive licensing agreements with Acrux Limited and a subsidiary of Acrux under which we have agreed to develop and commercialize Luramist and Evamist in the United States for various female health applications. Under the terms of the agreements, we agreed to pay to Acrux combined licensing fees of $3 million, up to $4.3 million for the achievement of certain clinical development milestones, up to $6 million for achieving product approval milestones, and royalties on net sales in the United States upon commercialization of each product. We made a $1 million clinical development milestone payment to Acrux in October 2006 related to the submission of an NDA to the FDA for Evamist and we made an additional $3 million product approval milestone payment for the approval of this NDA in August 2007. Under the terms of our Asset Purchase Agreement with K-V for the sale of our Evamist product, K-V paid $1.5 million of this milestone obligation.

Operating Activities. Our operating activities used $33.9 million of cash and $817,000 of cash during the six months ended June 30, 2008 and 2007, respectively. During the first six months of 2008, our net operating loss of $3.5 million was offset by a $3.4 million increase in accounts payable due to the timing of payments, $2.6 million in non-cash stock based compensation expense, a $1.6 million other-than-temporary loss on investments, a $1.6 million increase in accrued research and clinical expenses primarily due to the Qnexa for obesity development effort and a $2.3 million decrease in prepaid and other assets. These offsets to our net operating loss were in turn offset by the recognition of $42.1 million of deferred revenue primarily due to the amortization of license revenue due to the receipt of $150 million from K-V for the sale of Evamist. During the first six months of 2007, our net operating loss of $14.1 million was partially offset by the receipt of the $10 million initial payment from K-V on the sale of Evamist, a $1.7 million reduction in our accounts receivable, due to the collection of monies owed to us, and $1.8 million in non-cash stock-based compensation expense.

Investing Activities. Our investing activities provided $51.5 million and used $301,000 in cash during the six months ended June 30, 2008 and 2007, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities. Financing activities provided $11.1 million and used $4.7 million during the six months ended June 30, 2008 and 2007, respectively. In the first six months of 2008, the cash provided by financing activities included cash receipts from the Deerfield financing including $9.7 million in net proceeds from the issuance of common stock and $889,000 from the FARA, $485,000 in proceeds from the exercise of stock options and $141,000 from the sale of common stock through our ESPP partially offset by $62,000 in principal payments under our note with Crown Bank, N.A. In the first six months of 2007, the cash used by financing activities was primarily due to the $6.7 million payoff of the Tanabe loan in the second quarter of 2007, partially offset by $1.5 million in proceeds from the exercise of stock options.

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

On December 22, 2005, we purchased from our landlord our principal manufacturing facility, which was previously leased, for $7.1 million. The purchase price was funded in part by $3.3 million, which was being held by the landlord as cash collateral for renovations to the facility upon the termination of the lease and the remainder with cash. On January 4, 2006, we obtained a $5.4 million loan from Crown Bank, N.A., or Crown. The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for the Crown loan. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% and 9.25% for the first six months of 2008 and 2007, respectively.

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

On April 15, 2008, we closed the Deerfield Transaction in which Deerfield and its affiliates agreed to provide us with $30 million in funding. The $30 million in funding consists of $20 million from the FARA entered into with the Deerfield Sub, and $10 million from the sale of VIVUS’ common stock under a securities purchase agreement. Under the FARA, the Deerfield Affiliates made a $3.3 million payment to us on April 15, 2008 and will make five quarterly payments of approximately $3.3 million, thereafter. We will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational product candidate, to Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, manufacture, promote and sell MUSE, and develop avanafil. At the closing on April 15, 2008, in connection with the registered direct offering under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed certain expenses incurred in this transaction of approximately $200,000. The number of shares was determined based on the volume weighted average price on the Nasdaq Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, or put right, the Deerfield Sub holding the royalty rights. If we exercise our right to purchase the Deerfield Sub, the net price will be $23 million if exercised within three years or $26 million if exercised after three years but before four years (the purchase price is subject to other adjustments, as defined in the agreement). After three years from the closing the Deerfield Affiliates may exercise the right to compel us to purchase the Deerfield Sub at a price of $17 million. This price could increase up to $26 million, and the timing of the sale of the shares could be accelerated under certain conditions including a change-in-control, sale of MUSE or avanafil, sale of major assets and the sale of securities in a transaction or a series of related transactions by the Company that exceed 20% of VIVUS’ outstanding common stock at the date the Option and Put Agreement was signed if at the time of the sale the Company’s market capitalization is below $300 million (each, a Major Transaction). Under these conditions, the cost of the shares of Deerfield Sub would be $23 million on or before the third anniversary and $26 million from the third through tenth anniversary. The sale of the shares of Deerfield Sub could also accelerate if the Company’s cash, cash equivalents and available for sale securities falls below $15 million or the Company’s market capitalization falls below $50 million. The purchase prices under the put right are subject to other adjustments as defined in the agreements.  If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, we paid $2 million to the Deerfield Affiliates. Our intellectual property and all of the accounts receivable, inventory and equipment arising out of or relating to MUSE and avanafil are collateral for this transaction.

On May 5, 2008, VIVUS, Inc. filed with the SEC a shelf Registration Statement on Form S-3 (File Number 333-150649) and declared effective by the SEC on May 29, 2008, providing the us with the ability to offer and sell up to an aggregate of $150 million of common stock from time to time in one or more offerings. The terms of any such future offering would be established at the time of such offering.

On May 6, 2008, we filed with the SEC a Post-Effective Amendment No. 1 to Form S-3 (File No. 333-135793), or the Registration Statement, which was filed with the SEC on July 14, 2006, to amend the Registration Statement to deregister any securities registered pursuant to the Registration Statement and not otherwise sold thereunder.

On August 6, 2008, we sold $65 million of our common stock in a registered direct offering. Under the terms of the financing, we sold 8,365,508 shares of VIVUS common stock at a price of $7.77 per share. On August 5, 2008, the Company filed a prospectus supplement with the SEC relating to this registered direct offering under the existing shelf Registration Statement (File Number 333-150649).

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

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. These do not include milestones or future interest expense and assume non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Payments Due by Period
Contractual obligations	Total	2008 (6 months)	2009-2011	2012-2013	Thereafter
	(in thousands)
Operating leases	$601	$277	$324	—	—
Manufacturing and other agreements	10,737	7,833	2,904	—	—
Clinical trials	35,288	17,327	17,961	—	—
Notes payable	6,002	68	1,360	$378	$4,196
Total contractual obligations	$52,628	$25,505	$22,549	$378	$4,196

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

Manufacturing Agreements

In November 2002, we entered into a manufacturing agreement to purchase raw materials from a supplier beginning in 2003 and ending in 2008. In May 2007, the terms of this agreement were amended to require the purchase of a minimum total of $2.3 million of product from 2007 through 2011. Our remaining commitment is to purchase a minimum total of $1.5 million of product from 2008 through 2011.

In January 2004, we entered into a manufacturing agreement to purchase raw materials from an additional supplier beginning in 2004 and ending in 2006. In February 2006, we amended the terms of this agreement to require the purchase of a minimum total of $1.5 million of product from 2006 through 2008. Our remaining commitment under this agreement is $765,000.

Other Agreements

We have remaining commitments under various general and administrative services agreements totaling $2.2 million at June 30, 2008, including $1.2 million related to Mr. Wilson’s Employment Agreement (see paragraph below). We have also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at June 30, 2008, our remaining commitment under these agreements totaled $5.4 million. In addition, we have entered into marketing promotion agreements for our erectile dysfunction product, MUSE. At June 30, 2008, our remaining commitment under the MUSE agreements totaled $838,000.

On December 19, 2007, the Compensation Committee of the Board of Directors of the Company approved an employment agreement, or the Employment Agreement, with Leland F. Wilson, the Company’s President and Chief Executive Officer. The Employment Agreement includes salary, incentive compensation, retirement benefits and length of employment, among other items, as agreed to with Mr. Wilson. The Employment Agreement has an initial term of two years commencing on the effective date, June 1, 2007, or the Effective Date. On the second anniversary of the Effective Date, the Employment Agreement will automatically renew for an additional one-year term unless either party provides the other party with a notice of non-renewal.

Clinical Trials

We have entered into various agreements with clinical consultants, investigators, clinical suppliers and clinical research organizations to perform clinical trial management and clinical studies on our behalf and, at June 30, 2008, our remaining commitment under these agreements totaled $35.3 million. We make payments to these providers based upon the number of patients enrolled and the length of their participation in the trials. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

Notes Payable

Crown Loan

On January 4, 2006, we obtained a $5.4 million loan from Crown. The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for these Agreements. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% and 9.25% for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, we have a principal balance of $5.1 million remaining on the Crown loan.

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Under the agreements Deerfield and its affiliates agreed to provide us with $30 million in funding.  The $30 million in funding consists of $20 million from the FARA entered into with the Deerfield Sub and $10 million from the sale of our common stock. Under the FARA, the Deerfield Affiliates made a $3.3 million payment to us on April 15, 2008 and will make five quarterly payments of approximately $3.3 million, thereafter. Such payments are referred to as the Funding Payments. We will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational product candidate to Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, manufacture, promote and sell MUSE, and develop avanafil. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately $200,000 in certain expenses incurred in this transaction. The number of shares was determined based on the volume weighted average price on the Nasdaq Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights. If either party exercises its option, any further royalty payments would be effectively terminated. Collectively, these transactions are referred to as the Deerfield Transactions.

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

•      any date on which:

(1)              the market capitalization of the Company falls below $50 million; or

(2)              the amount of cash and cash equivalents as defined, held by the Company falls below $15 million; or

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

•                       a sale or transfer of assets of VIVUS in one transaction or a series of related transactions for a purchase price of more than $350 million where the consideration to be payable at or within 30 days of closing of such transaction or transactions has a value of more than $350 million, or a sale, transfer or license of all or substantially all assets or proprietary rights of VIVUS that relate specifically to MUSE or avanafil; or

•                       a purchase, tender or exchange offer made to the holders of outstanding shares of VIVUS’ common stock, such that following such purchase, tender or exchange offer a Change in Control Transaction shall have occurred; or

•                       an issuance or series of issuances in a series of related transactions by VIVUS of an aggregate number of shares of common stock in excess of 20% of our outstanding common stock on the date hereof if, immediately prior to such issuance, the market capitalization of VIVUS is less than $300 million.

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

In accordance with Emerging Issues Task Force (EITF) Issue 88-18, Sale of Future Revenues, the FARA transaction is in substance a financing arrangement, or loan that will be repaid by us. The minimum repayment amount would be $17 million, the amount of the unconditional put option held by Deerfield Affiliates, plus royalties paid on MUSE sales, and avanafil sales if approved, during the term of the agreement. Accordingly, we will record the advances from the Deerfield Affiliates, net of the $2 million option right payment and related fees and expenses, as a loan. The loan balance will increase as the advances are received. The loan balance will increase quarterly up to the minimum amount owed of $17 million. The minimum amount to be recorded is lower than the contractual amounts owed if we exercise our call option of $23 million to $26 million, or if the Deerfield Affiiliates require us to purchase the shares as a result of a Major Transaction (see Note 7: Deerfield Financing). Using the interest method under APB Opinion No. 21, Interest on Receivables and Payables, interest on the loan will be calculated and recognized over three years, which is the estimated term of the loan based on the earliest date that the Deerfield Affiliates could require us to repay the amounts advanced. The Deerfield Affiliates will receive a quarterly payment based on net sales of MUSE.

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

We have paid upfront licensing fees of $5 million to Tanabe and have agreed to make additional payments upon the completion of certain development, regulatory and sales milestones. During the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil, which meets one of the clinical development milestone criteria above. We paid Tanabe $2 million in connection with this milestone in 2006. We have further agreed to pay royalties on net sales of products containing avanafil. No payments were made under this agreement with Tanabe in the six months ended June 30, 2008.

Acrux

In February 2004, we entered into exclusive licensing agreements with Acrux Limited, or Acrux, and its subsidiary under which we have agreed to develop and, if approved, commercialize Luramist and Evamist in the United States for various female health applications. Acrux’s metered-dose transdermal spray, or MDTS, technology is a patented, simple to use spray that is being developed to deliver testosterone and estradiol effectively to women when applied to the skin. We agreed to grant Acrux’s subsidiary a non-exclusive, royalty-free license outside the United States for any MDTS products containing improvements we have made to the licensed intellectual property and the option to obtain a non-exclusive, worldwide license for our intellectual property related to MDTS products. We have paid $3 million in upfront licensing fees to Acrux and have agreed to make additional payments upon the completion of certain development, regulatory and sales milestones. Under the terms of the agreements, we agreed to pay to Acrux combined licensing fees up to $4.3 million for the achievement of certain clinical development milestones, up to $6 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization of each product. We have paid $4.8 million in clinical development milestones payments to date, including the $1 million milestone payment we made to Acrux in October 2006 related to the submission of an NDA to the FDA for Evamist and the $3 million product approval milestone payment for approval of this NDA, which was paid in August 2007. Under the terms of our Asset Purchase Agreement with K-V for the sale of our Evamist product, we granted a sublicense of our rights under the Acrux Agreement related to Evamist to K-V and K-V paid $1.5 million of this $3 million obligation. Although we have sublicensed our rights under the Acrux Agreement related to Evamist to K-V, we will continue to have certain obligations under this license in the event that K-V does not satisfy the requirements under the sublicense agreement. See Note 11: Sale of Evamist Product to the unaudited notes to condensed consolidated financial statements included in this Form 10-Q for additional information concerning the terms of this agreement and Note 18: Legal Matters for further information regarding Acrux.

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

Pursuant to the terms of the Funding and Royalty Agreement with Deerfield, we made certain representations, warranties and covenants related to MUSE and avanafil. Covenants include that we will maintain all registrations and regulatory rights to sell and promote MUSE in the United States, we will continue to manufacture and promote MUSE and will continue the development of avanafil. We also entered into a covenant that we will not manufacture, promote or sell any product that competes with avanafil in the United States other than MUSE.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in widely diversified investments consisting of investment grade securities. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 100 basis point increase in interest rates reduces the fair value of our available-for-sale securities at June 30, 2008 by approximately $380,000. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities.

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

We are also exposed to interest rate risk on the $5.1 million loan payable to Crown Bank, N.A. as of June 30, 2008. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. The interest rate was 7.5% and 9.25% for the first six months of 2008 and 2007, respectively.

ITEM 4. CONTROLS AND PROCEDURES

(a.) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as

appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

VIVUS and Acrux Limited, or Acrux, are parties to the Testosterone Development and Commercialization Agreement and the Estradiol Development and Commercialization Agreement, each dated February 12, 2004, or the Acrux Agreements. The Acrux Agreements cover our investigational product candidate, Luramist, and our former investigational product candidate, Evamist, both of which are licensed from Acrux under the Acrux Agreements. We received a letter dated November 13, 2006 from legal counsel for Acrux containing various claims of breach under the Acrux Agreements. We responded that there is no merit to Acrux’s claims and that we have meritorious defenses to such claims. The claims with respect to Evamist have not progressed further, but, to date, the claims have not been withdrawn. On November 5, 2007, Acrux made a demand for arbitration under the Acrux Agreements regarding its claims related to Luramist. Acrux’s demand seeks a reversion of all rights assigned to VIVUS related to Luramist, monetary damages, a portion of a milestone payment for Luramist under the Acrux Agreements and declaratory relief. We continue to believe that we are in compliance with all material aspects of the Acrux Agreements, including those relating to Luramist and that we currently do not owe monetary damages or any milestone payment under the Acrux Agreements. The arbitration process is proceeding, with the parties having selected and qualified a panel of three arbitrators and having agreed to a schedule of pre-hearing discovery. Absent a resolution of the dispute, the arbitration hearing is currently scheduled to commence on January 12, 2009. In the event that Acrux should prevail in this matter, it could have a material adverse effect on our business, financial condition and results of operations and cash flow.

We are not aware of any other asserted or unasserted claims against us where the resolution would have an adverse material impact on our operations or financial position.

ITEM 1A. RISK FACTORS AFFECTING OPERATIONS AND FUTURE RESULTS

Set forth below and elsewhere in this Form 10-Q and in other documents we file with the Securities and Exchange Commission, or the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. These are not the only risks and uncertainties facing VIVUS. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Item 1A. Risk Factors

Risks Relating to our Product Development Efforts

We face significant risks in our product development efforts.

The process of developing new drugs and/or therapeutic products is inherently complex, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. Investigational product candidates that appear to be promising at all stages of development may not reach the market for a number of reasons. Investigational product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoint due to statistical anomalies even though clinical benefit may have been achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance. Historically, our development efforts have been focused on products for sexual and postmenopausal health. While we have experience in managing Phase 1 through Phase 3 clinical trials in support of various indications, we do not have any experience in managing Phase 3 clinical trials for obesity or diabetes. There can be no assurance that we will be successful with the limited experience and resources we have available at the present time relating to obesity or diabetes.

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

Our investigational product candidates, Qnexa, Luramist and avanafil, have not completed the large, pivotal Phase 3 trials for efficacy and safety that are required for approval by the FDA and other worldwide regulatory authorities. Pre-clinical data and the limited clinical results that we have obtained for these investigational product candidates may not predict results from studies in larger numbers of subjects in multiple sites drawn from more diverse populations treated for longer periods of time. The smaller and shorter clinical trials also may not predict the ability of these investigational products to achieve or sustain the desired effects in the broad intended population or to do so safely. We may also decide to not conduct additional Phase 2 studies prior to the initiation of pivotal Phase 3 studies. In addition, we may elect to enter into pivotal Phase 3 studies with a new formulation, delivery system or choose to study different populations than had been used or studied in previous clinical trials.

Qnexa is our proprietary capsule formulation investigational product candidate containing the active ingredients phentermine and topiramate. Phentermine was approved for the short-term treatment of obesity by the FDA in 1959. Topiramate is approved for seizures and migraine prevention. Published studies on topiramate reported that topiramate produced weight loss. By combining the activity of each of these compounds, Qnexa attempts to simultaneously address excessive appetite and a high threshold for satiety, the two main mechanisms believed to impact eating behavior. Although we believe Qnexa affects both of the two major causes of overeating, excessive hunger and the inability to feel satisfied, we may not be correct in our assessment of the impact the combination of these two ingredients may have on weight loss or their mechanism of action. Our Phase 2 obesity study was a single center trial conducted at Duke University in only 200 patients. The twice-a-day dose and timing of the administration of the active ingredients was determined by the inventor through the treatment of patients in his private practice. We have completed the formulation development of Qnexa and have initiated Phase 3 studies of Qnexa with a once-a-day formulation. We have completed various pharmacokinetic studies of the once-a-day formulations to characterize the pharmacokinetic profile of the once-a-day formulation of Qnexa; however, there can be no assurance that we will be able to achieve any weight loss effects with the once-a-day formulation or that we will be able to duplicate the weight loss seen in the Phase 2 obesity study. The FDA has also asked us to study the effects of a lower dose of Qnexa, which we plan to do in the Phase 3 obesity trials. We are unable to predict the effect of the inclusion of a lower dose group in the Phase 3 obesity trials on the overall development program of Qnexa.

We will be required to demonstrate through larger-scale clinical trials that our investigational product candidates are safe and effective for use in a broad population before we can seek regulatory approvals for their commercial sale. There is typically a high rate of attrition from the failure of investigational product candidates proceeding through clinical trials. To date, long-term safety and efficacy have not yet been demonstrated in clinical trials for any of our current investigational product candidates. If any of our investigational product candidates fails to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays in, or decide to abandon development of, that investigational product candidate. If we abandon or are delayed in our development efforts related to any of our investigational products we may not be able to generate sufficient revenues to continue our operations and clinical studies at the current level or become profitable, our reputation in the industry and in the investment community would likely be significantly damaged, it may not be possible for us to complete financings, and our stock price would likely decrease significantly.

If the results of current or future pre-clinical studies, clinical testing and/or clinical trials indicate that our proposed investigational product candidates are not safe or effective for human use, our business will suffer.

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

All of the investigational product candidates that we are currently developing require extensive pre-clinical and/or clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our investigational product candidates, we must demonstrate through pre-clinical testing and/or clinical trials that our investigational product candidates are safe and effective in humans. Conducting clinical trials is a complex, lengthy, expensive and uncertain process. Completion of clinical trials may take several years or more. Our ability to complete clinical trials may be delayed by many factors, including, but not limited to:

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

Many of these factors may also ultimately lead to denial of regulatory approval of our investigational product candidates. If we experience delays, suspensions or terminations in our clinical trials for a particular investigational product candidate, the commercial prospects for that investigational candidate will be harmed, and we may be unable to raise additional funds, or generate product revenues from that investigational candidate or revenues would be delayed.

Prior association with fen-phen could lead to increased scrutiny.

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

Neither combination, however, was ever tested for safety. By the summer of 1997, the Mayo Clinic reported 24 cases of heart valve disease in patients that had taken the fen-phen combination. The cluster of unusual cases of heart valve disease in fen-phen users suggested a co-relation between fen-phen use and heart valve disease. On July 8, 1997, the FDA issued a Public Health Advisory to report the Mayo findings. The FDA continued to receive additional reports of heart valve disease, including reports from patients who had taken only fenfluramine or dexfenfluramine. Further evaluations of patients taking fenfluramine or dexfenfluramine showed that approximately 30% had abnormal valve findings. This figure was much higher than expected for abnormal test results and suggests fenfluramine and dexfenfluramine as the likely causes of Primary Pulmonary Hypertension, or PPH, and valvular heart disease.

In September 1997, the FDA requested drug manufacturers to voluntarily withdraw fenfluramine and dexfenfluramine. At the same time, the FDA recommended that patients using either fenfluramine or dexfenfluramine stop taking them. The FDA did not, however, request the withdrawal of phentermine. Although studies to date have demonstrated that phentermine does not cause PPH and valvular heart disease, there can be no assurance that Qnexa will not have any significant cardiovascular or other detrimental side effects. Moreover, the adverse clinical history of fen-phen and dexfen-phen combinations for obesity may result in increased FDA regulatory scrutiny of the safety or the risk/benefit profile of Qnexa and may raise potential adverse publicity in the marketplace, which could affect clinical enrollment or ultimately market acceptance if Qnexa is approved for sale.

Adverse side effects associated with topiramate, an ingrediant in Qnexa, could result in patient drop outs and increased scrutiny.

Previous published studies suggest that the administration of topiramate alone, in conjunction with diet and a behavioral modification program, results in weight reduction in obese patients. The most prominent side effect seen in the published studies was paresthesia, (tingling of the extremities) experienced by 42% to 59% of patients. Drop outs due to paresthesia were 5% or less. In the

Phase 2 obesity study, paresthesia was experienced in 38% of the patients on Qnexa. In the Phase 2 diabetes study, paresthesia was experienced by 17% of the patients. There were no drop outs in the Qnexa group in either study due to paresthesia. The other common adverse events reported in the published topiramate monotherapy studies were also central nervous system, or CNS, related including fatigue, difficulty with attention, memory and concentration and depression. In our Phase 2 obesity and diabetes studies, these CNS related side effects were also experienced but the difference was not statistically significant when compared to placebo. The pharmaceutical company performing research of topiramate alone announced they had discontinued development of a time-release formulation due to side effects at high doses.

The FDA has also recently issued an alert on the use of antiepileptic drugs and a potential risk of increased suicidal ideation. There were no reports of suicidal ideation in our Phase 2 studies of Qnexa. The FDA has requested that as part of our Phase 3 obesity trials for Qnexa, a standard analysis of patients’ suicidal tendencies be performed. On July 10, 2008, the FDA held a Joint Meeting of the Peripheral and Central Nervous System Drugs Advisory Committee and the Psychopharmacologic Drugs Advisory Committee. The advisory committee and representatives from the Pediatric Advisory Committee, and the Drug Safety and Risk Management Advisory Committee considered the results of FDA’s analysis of suicidality (both suicidal ideation and behavior) from placebo-controlled clinical studies of 11 antiepileptic drugs. One of the drugs included in the discussion was topiramate (marketed as TOPAMAX, Ortho-McNeil-Janssen Pharmaceuticals Inc.). The FDA discussed with the committee, in light of the results, whether any additional actions are necessary. The committee recognized that there is an increased risk of suicidality and recommended to the FDA that additional information should be provided to patients regarding the risks and benefits of antiepileptic drugs; however, the committee strongly recommended against a Black Box warning to be applied to antiepileptic drugs.

The preliminary experience from an observational registration study conducted in the United Kingdom on women with epilepsy who became pregnant, published in the July 22, 2008 edition of Neurology, stated that the major congenital malformations (MCM) rate observed in the study among infants born to women who were taking topiramate and other antiepileptics during their pregnancy raised some concerns. The UK Epilepsy and Pregnancy Register is a voluntary registry in the United Kingdom which collects information in order to gather and publish information on the relative safety of antiepileptic drugs in this population. In the study, 203 pregnancies were followed of which 13 (9%) had an MCM on polytherapy and three (4.8%) had an MCM on topiramate monotherapy. The MCMs included oral clefts and hypospadias. It has been reported that prenatal exposure to certain antiepileptic drugs increases the risk of MCM from a background risk of between 1% and 2% to between 4% and 9%.

Pregnant women or women who plan on becoming pregnant are not eligible to participate in the Qnexa clinical trials. Women are advised to use and agree to use two forms of birth control during the study. Subjects that become pregnant during the study period will immediately discontinue study medication. We are unable to predict the effect or use of Qnexa on study subjects who become pregnant or their fetuses.

There are additional adverse side effects to the use of topiramate and phentermine.

Topiramate and phentermine are approved for sale by the FDA and have been on the market for several years. Adverse events and side effects observed in pre-clinical and post-marketing studies are included in the label for each drug. The label for TOPAMAX contains reports of side effects, warnings and precautions including metabolic acidosis, acute myopia and secondary angle closure glaucoma, decreased sweating and hyperthermia, cognitive related dysfunction, psychiatric and behavioral disturbances including one completed suicide in a patient during a bipolar trial, somnolence and fatigue, sudden unexplained death in epileptics, kidney stones, parasthesia and various drug interactions. The label for ADIPEX, a popular branded form of phentermine, contains reports of side effects, warnings and precautions including recommendation against coadministration of phentermine with other drugs for weight loss, reports of pulmonary hypertension, valvular heart disease, drug abuse and dependence, overstimulation, restlessness, dizziness, insomnia, euphoria, dysphoria, tremor, headache, dryness of the mouth, diarrhea, constipation, impotence and changes in libido.  The labels for both of these products are often updated and should be reviewed for the most current warnings and precautions. We are unable to determine which, if any, of these side effects and warnings will be contained in the label for Qnexa if approved. We are also unable to determine the impact on the future commercial potential of Qnexa, and ultimately the Company, if any of these side effects and warnings are included in the label for Qnexa.

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

We anticipate that each of the approved drugs that are combined to produce our investigational product candidate, Qnexa, will be commercially available at prices lower than the price at which we would seek to market our investigational product candidate. We cannot be sure that physicians will view Qnexa as sufficiently superior to a treatment regime of the individual active pharmaceutical ingredients as to justify the significantly higher cost we expect to seek for Qnexa, and they may prescribe the individual drugs already approved and marketed by other companies instead of our combination product. Even though our U.S. patent contains composition, product formulation and method-of-use claims that should protect Qnexa, that patent may be ineffective as a practical matter to protect against physicians prescribing the individual drugs marketed by other companies instead of our combination product. To the extent that the price of our product is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components instead of for our combination product, and this may limit how we price or market Qnexa. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the United States are prepared to pay for Qnexa, which could also limit market and patient acceptance of our product, and could negatively impact our revenues. A physician could seek to prescribe off-label generics in place of Qnexa. Off-label use occurs when a drug that is approved by the FDA for one indication is legally prescribed by physicians for a different, unapproved indication. Topiramate, one of the ingredients in Qnexa, is not approved for obesity treatment.

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

To obtain regulatory approval for Qnexa, we will be required to show that each active pharmaceutical ingredient in our investigational product candidate makes a contribution to the combined investigational product candidate’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and effective. As a result, we will be required to include in our clinical trials an evaluation of each component drug as well as for the component drug in combination. This would likely require us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of Qnexa than of a new drug containing only a single active pharmaceutical ingredient. The OB-301, or EQUATE trial, is designed to meet the combination guidelines set by the FDA. This trial was fully enrolled in March 2008. Data from this study is expected to be available in late 2008.

We are exposed to risks related to collaborative arrangements, licenses or strategic alliances.

We have and will continue to in-license investigational product candidates from third parties. The United States rights to Evamist and Luramist were licensed from Acrux and its related affiliates. The rights to avanafil were licensed from Tanabe. The rights to Evamist were sublicensed to K-V upon closing of the sale of Evamist to K-V. Each of these agreements contains certain obligations. Failure to comply with the terms of the agreements could result in the early termination of these agreements. We believe we are in compliance with all the material terms of these agreements; however, there can be no assurance that this compliance will continue or that the licensors would not have a differing interpretation of the material terms of the agreements. If the license or sublicense agreements were terminated early or if the terms of the license or sublicense were contested for any reason, it would have a material adverse impact on our ability to commercialize products subject to these agreements, our ability to raise funds to finance the company, our stock price and our overall financial condition. In the event that the Acrux license was terminated, and at such time K-V was not in material breach of the sublicense, then we may be required to pay as liquidated damages an amount equal to the amounts paid by K-V for Evamist under our Asset Purchase Agreement with K-V.

VIVUS and Acrux Limited, or Acrux, are parties to the Testosterone Development and Commercialization Agreement and the Estradiol Development and Commercialization Agreement, each dated February 12, 2004, or the Acrux Agreements. The Acrux Agreements cover our investigational product candidate, Luramist, and our former investigational product candidate, Evamist, both of which are licensed from Acrux under the Acrux Agreements. We received a letter dated November 13, 2006 from legal counsel for Acrux containing various claims of breach under the Acrux Agreements. We responded that there is no merit to Acrux’s claims and that we have meritorious defenses to such claims.  The claims with respect to Evamist have not progressed further, but, to date, the claims have not been withdrawn. On November 5, 2007, Acrux made a demand for arbitration under the Acrux Agreements regarding its claims related to Luramist. Acrux’s demand seeks a reversion of all rights assigned to VIVUS related to Luramist, monetary damages, a portion of a milestone payment for Luramist under the Acrux Agreements and declaratory relief. We continue to believe that we are in compliance with all material aspects of the Acrux Agreements, including those relating to Luramist and that we do not owe monetary damages or any milestone payment under the Acrux Agreements. The arbitration process is proceeding, with the parties having selected and qualified a panel of three arbitrators and having agreed to a schedule of pre-hearing discovery. Absent a resolution of the dispute, the arbitration hearing is currently scheduled to commence on January 12, 2009. In the event that Acrux should prevail in this matter, it could have a material adverse effect on our business, financial condition and results of operations and cash flow.

We are dependent upon collaborative arrangements and strategic alliances.

We are, and in the future expect to be, dependent upon collaborative arrangements or strategic alliances to complete the development and commercialization of some of our investigational product candidates, particularly after the Phase 2 stage of clinical testing. These arrangements may place the development of our investigational product candidates outside of our control, may require us to relinquish important rights, or may otherwise be on terms unfavorable to us. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or Mitsubishi Tanabe. We currently have a collaboration agreement with Mitsubishi Tanabe and it is unclear at this time what effect, if any, the merger will have on our agreement with Tanabe. There can be no guarantee that the merger of Tanabe and Mitsubishi will not have an adverse material effect on our agreement with Tanabe, which in turn could lead to a material adverse effect on our business, financial condition and results of operations.

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

The research, testing, manufacturing, selling and marketing of investigational product candidates are subject to extensive regulations by the FDA and other regulatory agencies in the United States and other countries. We cannot predict with certainty if or when we might submit for regulatory review those investigational product candidates currently under development. The FDA can suspend or modify clinical studies at any time if the agency believes that the subjects participating in such studies are being exposed to unacceptable health risks.

Regulatory approval is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA has substantial discretion in the drug approval process. Despite the time and expense involved, failure can occur at any stage.

In June 2007, an FDA advisory panel recommended against approval of rimonabant, an oral obesity treatment targeting the CB1 receptor system being developed by another company. Rimonabant is a centrally acting drug that reduces patients’ desire to eat. The advisory panel expressed concerns about the impact of the drug on depressed patients and also expressed concerns about patients having thoughts about suicide. In addition, concerns about rimonabant’s mechanism of action and interference with the CB1 receptor pathway were also voiced. The company withdrew its NDA for rimonabant shortly after the advisory panel meeting.

In December 2004, an FDA advisory panel recommended against approval of a testosterone patch under development by another company to address female sexual dysfunction, specifically hypoactive sexual desire disorder. The FDA indicated that more safety data would be required before it would be in a position to recommend approval. Subsequently, this company withdrew its NDA. We are developing an investigational transdermal testosterone product candidate, Luramist, which is designed to address hypoactive sexual desire disorder. We recently reached agreement with the FDA regarding the long-term cardiovascular event study that we must complete prior to submitting Luramist for approval. We estimate we will have to enroll a minimum of 5,200 patients, over the age of 50, with one cardiovascular risk factor. The average minimum exposure to Luramist in the safety study is 12 months. The safety study is an events driven study and patients will be followed until the minimum number of pre-defined cardiovascular events has occurred. Despite the agreement with the FDA on the size and scope of the safety study, we may be required to undertake additional or expanded clinical trials, which could be expensive and the cause of significant delays in our ability to submit our investigational product candidate to the FDA for consideration. In the end, we may be unsuccessful in obtaining FDA approval of Luramist or any of our investigational product candidates.

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

If one of our investigational product candidates is approved by the FDA or by another regulatory authority for a territory outside of the United States, we will be held to extensive regulatory requirements over product manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the investigational product candidates or who we may distribute to. Potentially costly post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority. For example, the safety study for Luramist will require us to follow patients for five years in order to assess potential cardiovascular risks and breast cancer. While we may submit an NDA for Luramist after patients have had an average exposure of 12 months and a minimum number of predefined cardiovascular incidences have occurred, there can be no assurance that Luramist will be approved or, if approved, that safety issues would not arise subsequent to such approval. Previously unknown problems with the investigational product candidate, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could lead to the withdrawal of the drug from the market.

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

We have completed the development of a once-a-day formulation of Qnexa. The contract manufacturer we have selected to develop a once-a-day formulation is supplying the entire product for the Phase 3 program. In addition, this contract manufacturer is our sole-source of clinical supplies for Qnexa. Stability data of the once-a-day capsule and the active pharmaceutical ingredients is limited. There can be no assurance that the final once-a-day formulation will result in sufficient safety and efficacy for approval. A failure on the stability or manufacturability of our once-a-day formulation or the inability of this contract manufacturer or any of our suppliers involved in the manufacturing of the Phase 3 supplies to carry out its contractual duties or meet expected timelines, our Qnexa clinical studies would be delayed which may have a material adverse impact on our development plan, market price of our common stock and financial condition.

We have requested Mitsubishi Tanabe to manufacture materials for the pivotal Phase 3 trials for avanafil. We do not expect the materials to be available before the third quarter of 2008. We would not be able to initiate the clinical trials of avanafil prior to the receipt of the materials from Mitsubishi Tanabe. The failure to receive the materials on the expected timeline would delay the start of the studies and could have a material adverse effect on our market price for our common stock, our ability to raise additional funds and on the estimated costs of the studies.

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

We are required to obtain FDA, European Medicines and Healthcare products Regulatory Agency, and other regulatory agency approvals for any change in suppliers or service providers. For example, MUSE is supplied to the market with the MUSE applicator, containing the MUSE dosage, enclosed within a sealed foil pouch. Our previous supplier of the MUSE laminated foil has closed its business. The laminated foil is used to make the sealed foil pouch, described above, which is used to make the MUSE primary product container. Before this previous supplier closed its business, the supplier produced a bulk-quantity of foil that, at this time, is expected to be sufficient to support the production of MUSE for our international markets through the end of the third quarter of 2008. There can be no assurance that as this bulk supply is used through the end of the third quarter of 2008 for international product, that there will be a sufficient yield in the final quantity of foil with acceptable quality to support the international markets’ MUSE demand. Although the foil supplier produced this bulk unprinted foil, the label printing will be done periodically. As a consequence, if there are unacceptable quality issues with the bulk foil, they may not be discovered as the bulk material is used through the end of the third quarter of 2008. If such foil quality issues do occur, we may be unable to meet international MUSE demand through the end of the third quarter of 2008.

We have a new vendor for the MUSE laminated foil and the use of this new vendor for the production of MUSE has been approved by regulatory agencies in both our United States and international markets. However, as supplies from this new vendor are introduced into the MUSE manufacturing process once the supplies from our previous foil vendor become exhausted, there can be no assurance that unforeseen supply, quality or production issues will not occur that may disrupt or cause the suspension of MUSE manufacturing. If we are unable to successfully integrate the foil from our new vendor into the MUSE manufacturing process, it could have a material adverse effect on our business, financial condition and results of operations.

Non-conformance issues may occur in our manufacturing operations or in the operations of our vendors and suppliers which could have an adverse impact on our ability to manufacture our products and investigational product candidates. For example, in late March 2008, we identified a non-conformance issue in one container of a raw material for MUSE, as supplied by the raw material vendor. All MUSE units manufactured from this bottle were within the VIVUS held inventory, were separated from our other inventory and will not be distributed. As required, we appropriately notified the FDA of this raw material incident. In a timely manner, we completed an investigation of this non-conformance which concluded that the impact of this raw material non-conformance was limited to those units of MUSE produced from the one subject container. All of these units had already been identified and separated out of our normal inventory. We have also shared our findings and actions directly with the FDA. Although we believe this incident to be complete from a product impact point of view, there can be no assurance that any further raw material non-conformance would not have a much greater negative impact to production, inventory supply, market demand supply, or even require a recall of previously distributed MUSE units. Additionally, as the financial impact of this non-conformance has not yet been negotiated with the raw material vendor, there can be no assurance that such negotiations would not avert raw material supply problems, which could then lead to a long-term interruption in our ability to manufacture MUSE and an adverse impact on the sales of MUSE and the resultant amounts collected or to be collected from the sales of MUSE. In addition, the costs associated with the interruption in supply could be great and our future financial results could be adversely affected.

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

Even if we receive regulatory approval of our investigational product candidates, such approval may involve limitations on the indicated uses or marketing claims we may make for our products. For example, the safety study for Luramist requires that we follow subjects for five years in total to detect cardiovascular events and breast cancer. Further, later discovery of previously unknown problems for Luramist or any of our investigational product candidates could result in additional regulatory restrictions, including withdrawal of products. The FDA may also require us to commit to perform lengthy post-approval studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. Failure to comply with the applicable regulatory requirements can result in, among other things, civil penalties, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and stock price.

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

We support MUSE sales in the United States through a small direct sales force targeting major accounts. Telephone marketers also focus on urologists who prescribe MUSE. Physician and patient information/help telephone lines are available to answer additional questions that may arise after reading the inserts or after actual use of the product. There can be no assurance that our MUSE sales programs will effectively maintain or potentially increase current sales levels. There can be no assurance that demand for MUSE will continue or that we will be able to adequately support sales of MUSE in the United States in the future.

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

We do not control or significantly influence the purchasing patterns of wholesale customers. These are highly sophisticated customers that purchase products in a manner consistent with their industry practices and perceived business interests. Our sales are subject to the purchasing requirements of our major customers, which presumably are based upon projected volume levels. Purchases by any customer, during any period may be above or below the actual prescription volumes of our product during the same period, resulting in increases or decreases in inventory existing in the distribution channel.

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

Competition in the pharmaceutical and medical products industries is intense and is characterized by costly and extensive research efforts and rapid technological progress. We are aware of several pharmaceutical companies also actively engaged in the development of therapies for the treatment of obesity, diabetes and sexual health. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than we do. In addition, many of these companies have significantly greater experience than us in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. Our competitors may develop technologies and products that are more effective than those we are currently marketing or researching and developing. Such developments could render our products less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited experience.

Current anti-obesity drugs include Xenical (orlistat), marketed by Roche, and Meridia (sibutramine), marketed by Abbott Labs. Orlistat works by inhibiting lipase, thus preventing digestion and absorption of dietary fat in the gastrointestinal tract There are several drugs in development for obesity including four product candidates in Phase 3 clinical trials being developed by Merck & Co., Inc., Pfizer, Arena Pharmaceuticals, Inc., and Orexigen Therapeutics, Inc., and approximately 20 product candidates in Phase 2 clinical trials by companies including Amylin Pharmaceuticals, Inc., Alizyme plc, Neurosearch A/S, Novo Nordisk and GlaxoSmithKline, among others.

All of these drugs are or will be marketed by pharmaceutical companies with substantially greater resources than us. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, mazindol, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown some level of efficacy. These products are sold at much lower prices than we intend to charge for our investigational product candidate, Qnexa, if approved. The availability of a large number of branded prescription products, generic products and over-the-counter products could limit the demand for, and the price we are able to charge for, our obesity investigational product candidate.

Significant competitive therapies exist for MUSE and avanafil in the form of oral medications marketed by Pfizer, Inc. under the name Viagra®, Cialis® marketed by Eli Lilly and Company and Levitra® which is co-marketed by GlaxoSmithKline plc and Schering-Plough Corp. in the United States.

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

Several companies are developing products that could compete with our investigational product candidates for the treatment of FSD including: The Proctor & Gamble Company is developing Intrinsa, a testosterone patch for the treatment of HSDD; BioSante Pharmaceuticals, Inc. is developing forms of testosterone gels for HSDD and Palatin Technologies, Inc. is developing a nasal spray to treat FSD. None of these investigational products have been approved by the FDA. In July 2006, the European Medicines Agency granted marketing authorization of Intrinsa for the treatment of HSDD in bilaterally oophorectomized and hysterectomized women and in February 2007, Intrinsa was launched in France and Germany. In March 2007, Intrinsa became available through the National Health Service in the United Kingdom.

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

Non-conformance issues may occur in our manufacturing operations or in the operations of our vendors and suppliers which could have an adverse impact on our ability to manufacture our products and investigational product candidates. For example, in late March 2008, we identified a non-conformance issue in a bottle containing 250 grams of raw material for MUSE, as supplied by the raw material vendor. All MUSE units manufactured from this bottle were within our held inventory and were separated from our other inventory. As required, we appropriately notified the FDA of this raw material incident. In a timely manner, we completed an investigation of this non-conformance which concluded that the impact of this raw material non-conformance was limited to those units of MUSE produced from the one subject container. We have also shared our findings and actions directly with the FDA. Although we believe this incident to be complete from a product impact point of view, there can be no assurance that any further raw material non-conformance would not have a much greater negative impact to production, inventory supply, market demand supply, or even require a recall of previously distributed MUSE units. A long-term interruption in our ability to manufacture MUSE or a recall of MUSE previously distributed could have an adverse impact on the sales of MUSE and the resultant amounts collected or to be collected from the sales of MUSE. In addition, the costs associated with the interruption in supply could be great and our future financial results could be adversely affected.

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

We rely on two companies, E-Beam Services, Inc., or E-Beam, and Beam One, LLC, or Beam One, for the sterilization of MUSE. However, for some international markets, the MUSE Product License includes approval to use only one of the above listed vendors. If interruptions in these services occur for any reason, including a decision by E-Beam or Beam One to discontinue manufacturing or services, political unrest, labor disputes or a failure of E-Beam or Beam One to follow regulations, the commercial marketing of MUSE and the development of other potential products could be prevented or delayed. An extended interruption in sterilization services would have a material adverse effect on our business, financial condition and results of operations.

We currently depend on a single source for the supply of plastic applicator components for MUSE and an interruption to this supply source could harm our business.

We rely on a single injection molding company, Medegen Medical Products, LLC, or Medegen, for our supply of plastic applicator components. In turn, Medegen obtains its supply of resin, a key ingredient of the applicator, from a single source, Huntsman Corporation. There can be no assurance that we will be able to identify and qualify additional sources of plastic components or that Medegen will be able to identify and qualify additional sources of resin. We are required to receive FDA approval for new suppliers. Until we secure and qualify additional sources of plastic components, we are entirely dependent upon Medegen. If interruptions in this supply occur for any reason, including a decision by Medegen to discontinue manufacturing, labor disputes or a failure of Medegen to follow regulations, the manufacture and marketing of MUSE and other potential products could be delayed or prevented. An extended interruption in the supply of plastic components could have a material adverse effect on our business, financial condition or results of operations.

All of our manufacturing operations are currently conducted at a single location, and a prolonged interruption to our manufacturing operations could harm our business.

We own two buildings with a total combined 90,000 square feet in Lakewood, New Jersey. This facility is used for our MUSE manufacturing operation, which includes formulation, filling, packaging, analytical laboratories, storage, distribution and administrative offices, although one of the buildings is used for warehousing component parts. The FDA and the Medicines and Healthcare products Regulatory Agency, the regulatory authority in the United Kingdom, authorized us to begin commercial production and shipment of MUSE from this facility in June and March 1998, respectively. MUSE is manufactured in this facility and we have no plans to construct another manufacturing site. Since MUSE is produced with custom-made equipment under specific manufacturing conditions, the inability of our manufacturing facility to produce MUSE for whatever reason could have a material adverse effect on our business, financial condition and results of operations.

We are dependent upon a single approved therapeutic approach to treat erectile dysfunction.

MUSE relies on a single approved therapeutic approach to treat erectile dysfunction, a transurethral system. The existence of side effects or dissatisfaction with this product may impact a patient’s decision to use or continue to use, or a physician’s decision to recommend, this therapeutic approach as a therapy for the treatment of erectile dysfunction, thereby affecting the commercial viability of MUSE. In addition, competitive products, technological changes or medical advancements could further diminish or eliminate the commercial viability of our product, the results of which could have a material effect on our business operations and results.

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

The healthcare industry is undergoing fundamental changes that are the result of political, economic and regulatory influences. The levels of revenue and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce healthcare costs through various means. Reforms that have been and may be considered include mandated basic healthcare benefits, controls on healthcare spending through limitations on the increase in private health insurance premiums and the types of drugs eligible for reimbursement and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes to the healthcare delivery system. Due to uncertainties regarding the outcome of healthcare reform initiatives and their enactment and implementation, we cannot predict which, if any, of the reform proposals will be adopted or the effect such adoption may have on us. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of government healthcare or third party reimbursement programs will not have a material adverse effect on us. Healthcare reform is also under consideration in other countries where we currently or intend to market our product.

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

Congress passed legislation that ended federal Medicaid and Medicare payments for erectile dysfunction drugs beginning January 1, 2006 and January 1, 2007, respectively. Historically the volume of MUSE sales to Medicaid and Medicare patients was not a significant portion of our overall MUSE sales volume. We believe there is increasing political pressure to reduce or eliminate reimbursement by the United States government for erectile dysfunction drugs. A reduction or elimination in the reimbursement by the United States government would have a material adverse impact on our revenues and business operations.

One of the active ingredients in Qnexa, phentermine is available as a generic. The other, topiramate, is subject to several patents, the first of which is set to expire in 2008. Based on the research we have completed to date, we are unable to determine if Qnexa, if approved, will be subject to reimbursement or at what level reimbursement may occur. The exact doses of the active ingredients in the final formulation of Qnexa will be different than those currently available. State pharmacy law prohibits pharmacists from substituting drugs with differing doses and formulations. The safety and efficacy of Qnexa is highly dependent on the titration, dosing and formulation which we believe could not be easily duplicated, if at all, with the use of generic substitutes. However, there can be no assurance that we will be able to provide for optimal reimbursement of Qnexa for obesity, if approved, from third party payors or the United States government. Furthermore, there can be no assurance that healthcare providers would not actively seek to provide patients generic versions of the active ingredients in Qnexa in order to treat obesity at a potential lower cost.

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

Our MUSE manufacturing operation is conducted in a single location in Lakewood, New Jersey. In the event of a natural disaster in that region, such as a storm, drought or flood, or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster plan, and could therefore experience a significant business interruption.

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

There can be no assurance that our products do not or will not infringe on the patent or proprietary rights of others. Third parties may assert that we are employing their proprietary technology without authorization. For example, in October 2002, the United States Patent and Trademark Office, or the USPTO, issued to Pfizer a method of use patent, U.S. Patent No. 6,469,012. Pfizer immediately initiated litigation against competitors who were selling PDE5 inhibitors, including ICOS, the maker of Cialis. In September 2003, the USPTO ordered the reexamination of the patent. In a related action, the European Patent Office revoked Pfizer’s European patent. However, if the claims under the method of use patent are upheld by the USPTO, we may be prevented from commercializing avanafil, our PDE5 inhibitor, if approved by the FDA.

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

A recent Supreme Court ruling in KSR International Co. vs. Teleflex, Inc., will raise the standards for patentability and ease the ability to show that a patent is obvious. This ruling will make it more difficult to obtain patents for combination pharmaceutical products. At the present time, we are unable to predict the impact, if any, that this recent ruling will have on our current or future patents. If we are unable to defend the patents currently issued on our commercial product and investigational product candidates, or to obtain new patents for any reason, our ability to commercialize the current and future products would be at risk.

Our inability to adequately protect our proprietary technologies could harm our competitive position and have a material adverse effect on our business.

We hold various patents and patent applications in the United States and abroad targeting obesity, diabetes and male and female sexual health among other products. Qnexa is our investigational product candidate involving low doses of topiramate and phentermine. On June 6, 2006, the initial United States patent was issued by the USPTO. This patent contains composition, product, and other claims that should protect Qnexa, if approved, as a proprietary product for the treatment of obesity. The term of this patent extends into 2019. The corresponding European patent with similar claims has been approved for grant. We are in the process of prosecuting patent applications in other countries as well, to obtain significant foreign patent coverage for both Qnexa and future generations of Qnexa. Furthermore, we have filed additional patent applications in the United States to expand the coverage that will be provided by U.S. Patent No. 7,056,890 B2. The primary focus of the patent applications is on combination therapy using a sympathomimetic agent (such as phentermine) and an anticonvulsant (such as topiramate) for the treatment of obesity and other related disorders. We are aware of an issued patent for the use of topiramate for obesity. We have worked closely with our patent counsel to put together a cogent patent strategy and are building a strong patent portfolio in an attempt to obtain exclusivity over the life of the patents.

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

We employ individuals who were previously employed at other pharmaceutical companies, including our competitors or potential competitors. Although we have no knowledge of any pending or overtly threatened claims, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

• the scope, timing and results of pre-clinical studies and clinical trials;

• patient recruitment and enrollment in planned and future clinical trials;

• the costs involved in seeking regulatory approvals for our investigational product candidates;

• the costs involved in filing and pursuing patent applications, defending and enforcing patent claims;

• the establishment of collaborative and strategic alliances and the related costs;

• the cost of manufacturing and commercialization activities and arrangements;

• the results of operations;

• demand for MUSE;

• the potential forced purchase of the royalty streams we previously sold to Deerfield;

• the cost, timing and outcome of regulatory reviews;

• the rate of technological advances;

• ongoing determinations of the potential commercial success of our investigational product candidates under development;

• the level of resources devoted to sales and marketing capabilities; and

• the activities of competitors.

To obtain additional capital when needed, we will evaluate alternative financing sources, including, but not limited to, the issuance of equity or debt securities, corporate alliances, joint ventures and licensing agreements. However, there can be no assurance that funding will be available on favorable terms, if at all. We are continually evaluating our existing portfolio and we may choose to divest, sell or spin-off one or more of our products or investigational product candidates at any time. We cannot assure you that we will successfully develop our investigational product candidates under development or, if successfully developed or approved, that our products will generate revenues sufficient to enable us to earn a profit. If we are unable to obtain additional capital, management may be required to explore alternatives to reduce cash used by operating activities, including the termination of research and development efforts that may appear to be promising to us, the sale of certain assets and the reduction in overall operating activities.

We have an accumulated deficit of $173.3 million as of June 30, 2008 and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $173.3 million for the period from our inception through June 30, 2008, and we anticipate losses in future years due to increased investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

Our ability to utilize our net operating loss carryforwards to offset future taxable income may be limited.

As of December 31, 2007, we had approximately $7 million of net operating loss, or NOL carryforwards with which to offset our future taxable income for federal and state income tax reporting purposes. We used $121.6 million federal and $38.7 million state NOLs to offset our year ended December 31, 2007 federal and state tax liabilities, which included the $150 million in gain recognized from the Evamist sale. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including significant change in ownership interest. Should this occur, our future ability to use NOLs to offset taxable earnings would be limited in accordance with the Internal Revenue Code.

We may be unable to collect on our claim for reimbursement of product and establishment and NDA application fees from the FDA.

We believe we are due a refund pursuant to Section 736(d)(1)(C) of the Federal Food, Drug and Cosmetic Act, or FDC Act from the FDA for product and establishment fees paid in 2006 and 2007 and for the NDA application fee for Evamist paid in 2006 on the basis that the fees paid exceed the anticipated present and future costs incurred by the FDA in conducting the process for the review of human drug applications for VIVUS, Inc. To date, we have collected $767,000 from the FDA. We believe that we will collect these remaining refund amounts from the FDA; however, should we be unable to collect on these claims, we will be required to reverse all or some part of these remaining receivables.

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

• the clinical trial programs for Qnexa;

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

• licensing, product or patent litigation; and

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

Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain or recruit key employees, all of whom have been or will be granted stock options as an important part of their compensation packages.

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

Due to their combined stock holdings, our officers, directors and principal stockholders (stockholders holding greater than 5% of our common stock) acting collectively may have the ability to exercise significant influence over matters requiring stockholder approval including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in control of our company and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

On January 1, 2006, we adopted the revised statement of Financial Accounting Standards No. SFAS 123R, or SFAS 123R, Share-Based Payment, which requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this new standard is expected to continue to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and we employ different assumptions or different valuation methods in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ review and audit of our internal control over financial reporting has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If we fail to comply with new or changed laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

The investment of our cash balance and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

At June 30, 2008, we had $66.6 million in cash and cash equivalents and $88.5 million in available for sale securities. We invest our excess cash balances in money market and marketable securities, primarily high quality corporate debt securities and asset-backed securities, in accordance with our investment policy approved by the Board of Directors. The investment policy has the primary investment objectives of preservation of principal while at the same time maximizing yields without significantly increasing risk; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. Certain of these securities are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues.

From 2005 and until December 2007 the Company had an investment in Columbia Strategic Cash Portfolio, or Strategic Cash, offered by the Company’s investment advisor, Columbia Management LLC, or Columbia, an affiliate of Bank of America. Strategic Cash is an enhanced money market fund in which the fund sought to maintain a $1 per share net asset value. The Company used Strategic Cash for the investment of excess cash, and periodic transfers were made from Strategic Cash to the operating cash account to fund current operations.

In early December 2007, we were notified by Columbia that the Strategic Cash fund was closed and that the fund was to be liquidated. The fund no longer supported the $1 per share net asset value and switched to a market value fund in which all investments were marked to market. We were given the option of staying in the fund and receiving cash proceeds from the fund as its holdings were liquidated or receiving a pro-rata share of the investments held by the fund. Upon advice from our investment advisor, we took a redemption-in-kind consisting of cash, interest receivable and a pro-rata distribution of the underlying securities, consisting principally of high quality corporate debt and asset-backed securities. Prior to the redemption, our investment in Strategic Cash was $84.4 million. On December 20, 2007 and December 21, 2007, we received our redemption-in-kind consisting of securities with a market value of $68.7 million, interest receivable of $300,000 and cash of $14.4 million. The difference between our investment in Strategic Cash of $84.4 million and the fair value of the securities, cash and interest receivable totaling $83.4 million received in-kind resulted in a loss of $1 million. This loss of $1 million is reflected in interest income in the consolidated statement of operations and other comprehensive income (loss) for the year ended December 31, 2007. We have reason to believe certain of these securities are in default and others have experienced a decline in market value. In addition, the active market for certain securities is extremely limited.

As a result of the distribution from Strategic Cash, we received securities that fell outside the investment policy at that time. The Audit Committee of the Board of Directors allowed the receipt of the securities and granted an exception to the policy for these specific securities. At the time of distribution, the Strategic Cash held $35 billion in securities. Several other holders in Strategic Cash received a redemption-in-kind as well. Shareholders who remained in Strategic Cash will receive cash as the fund is liquidated. It is our belief that the investors in the Strategic Cash who did not take, or were not allowed to take, a redemption-in-kind will not realize 100% of their holdings. As a result of all of the redemptions-in-kind held by us and others, the liquidation of the fund itself and the general market conditions for these types of securities, the current market value of these securities may be negatively affected.

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

Risks Relating to our Transaction with Deerfield Management Company, L.P. and Affiliates

Background

Simultaneously with the sale of securities to funds affiliated with the Deerfield Affiliates, on April 15, 2008, we entered into the FARA, an Option and Put Agreement, or the OPA, and a Security Agreement with Deerfield Sub, a newly incorporated subsidiary of Deerfield Management Company L.P. We also entered into a Security Agreement with the shareholders of Deerfield Sub. Under the terms of the FARA, Deerfield Sub will provide funding paid as installments, one of which was received after the closing of the transaction, with the remainder continuing quarterly for 5 remaining quarters. As part of the funding arrangement, we have agreed to continue our development of avanafil, our oral PDE5i for Deerfield Sub. The FARA also provides that we will pay royalties on the net MUSE sales on a quarterly basis. Under the FARA, the royalty payments continue for 10 years. There are no minimum royalties due, however, we have agreed to maintain the promotion of MUSE consistent with our prior efforts. The OPA provides that we may purchase all the outstanding shares of Deerfield Sub, thus ending any further royalty payments. The OPA allows for the purchase of the shares of Deerfield Sub by us for $23 million on a net basis through the first three years and $26 million net from the third to fourth year. The purchase amounts are net of the $2 million premium paid to Deerfield Affiliates for the call option. We have no ability to repurchase the shares after the fourth year. The OPA provides that Deerfield Affiliates can force a sale of the shares of Deerfield Sub to us beginning after the third year through the tenth year. The timing on the sale of the shares could be accelerated under certain conditions including a change-in-control, sale of MUSE or avanafil, sale of major assets and the sale of securities in a transaction or a series of related transactions by us that exceed 20% of our outstanding common stock at the date the OPA was signed if at the time of the sale our market capitalization is below $300 million (each, a Major Transaction). Under these conditions, the cost of the shares of Deerfield Sub would be $23 million before the third anniversary and $26 million from the third to tenth anniversary. The sale of the shares of Deerfield Sub could also accelerate if our cash, cash equivalents and available for sale securities falls below $15 million or our market capitalization falls below $50 million. As security for the payment of royalties we have pledged certain unencumbered MUSE and avanafil assets to Deerfield Sub. As security for the payment under the forced purchase of shares of Deerfield Sub to us, we have pledged certain unencumbered MUSE and avanafil assets to Deerfield Affiliates.

Risks Related to the FARA

Under the FARA, the payment of the royalties may result in the MUSE operations being unprofitable. If we fail to exercise the option to repurchase the shares of Deerfield Sub or if Deerfield Affiliates does not force us to purchase the shares of Deerfield Sub, we will continue to pay royalties into 2018. We agreed to continue to promote MUSE at levels consistent with our current efforts. This requirement may force us to allocate resources that could be better utilized for other activities. If we decide to sell the MUSE business line or related assets, we will be forced to purchase the shares of Deerfield Sub. The royalty payments and required commitment under the FARA may have an adverse effect on our cash flows, the market price of our common stock, our ability to raise money, financial position and results of operations.

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

Risks Related to the Security Agreement

We entered into a Security Agreement with Deerfield Sub to secure the royalty payments and with Deerfield Affiliates to secure the forced sale of the Deerfield Sub shares. The Security Agreements severely limit our ability to commercialize the assets covered by the Security Agreement outside the ordinary course of business including a sale of some or all of these assets. These assets would also not be available to serve as collateral for any future purpose.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of VIVUS, Inc. was held on June 13, 2008 at our principal executive office. Matters voted on at that meeting were (i) the election of six (6) directors, and (ii) the confirmation of the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent auditor for the year ending December 31, 2008.

Proposal I.  Election of Directors

Tabulations for each individual director were as follows:

DIRECTOR	FOR	WITHHELD
Virgil A. Place, MD	52,259,891	2,903,588
Leland F. Wilson	53,621,717	1,541,762
Mark B. Logan	50,816,018	4,437,461
Charles J. Casamento	53,560,716	1,602,763
Linda M. Dairiki Shortliffe, MD	52,263,505	2,899,974
Graham Strachan	52,261,561	2,901,918

No directors had continuing terms without election.

Proposal II. Confirmation of the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent auditor for the year ending December 31, 2008

Tabulations for the confirmation of the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent auditor for the year ending December 31, 2008 were as follows:

FOR	AGAINST	WITHHELD
54,815,965	100,766	246,748

There were no Broker Non-Votes.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The list of Exhibits as required by Item 601 of Regulation S-K.

A. EXHIBITS:

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2		Amended and Restated Bylaws of the Registrant.

3.3	(2)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(1)	Specimen Common Stock Certificate of the Registrant.

4.2	(3)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated August 8, 2008, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated August 8, 2008, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.

(3)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Vice President, Finance and Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
President and Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2		Amended and Restated Bylaws of the Registrant.

3.3	(2)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(1)	Specimen Common Stock Certificate of the Registrant.

4.2	(3)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated August 8, 2008, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated August 8, 2008, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.

(3)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.