Form 10-Q
period 2008-09-30
VIVUS INC
filed 2008-11-06
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

At October 24, 2008, 69,363,473 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	SEPTEMBER 30 2008	DECEMBER 31 2007*
	(UNAUDITED)
ASSETS

Current assets:
Cash and cash equivalents	$96,187	$37,838
Available-for-sale securities	104,971	141,672
Accounts receivable, (net of allowance for doubtful accounts of $81 and $29 at September 30, 2008 and December 31, 2007, respectively)	2,516	4,202
Inventories, net	3,108	2,567
Prepaid expenses and other assets	3,541	5,313
Total current assets	210,323	191,592
Property, plant and equipment, net	6,845	7,417
Available-for-sale securities, non-current	2,964	—
Restricted cash	700	700
Total assets	$220,832	$199,709
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,488	$7,768
Accrued product returns	2,610	2,498
Accrued research and clinical expenses	7,340	1,902
Accrued chargeback reserve	390	1,314
Accrued employee compensation and benefits	2,170	1,999
Accrued and other liabilities	1,558	1,698
Deferred revenue-short term	52,788	84,183
Total current liabilities	76,344	101,362

Notes payable-net of current portion	8,516	5,062
Deferred revenue-long term	1,376	33,118
Total liabilities	86,236	139,542

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 200,000 shares authorized; 69,361 shares issued and outstanding at September 30, 2008 and 58,873 at December 31, 2007	69	59
Additional paid-in capital	308,604	230,005
Accumulated other comprehensive loss	(1,001)	(68)
Accumulated deficit	(173,076)	(169,829)
Total stockholders’ equity	134,596	60,167
Total liabilities and stockholders’ equity	$220,832	$199,709

*     Derived from audited consolidated financial statements filed in the Company’s 2007 Annual Report on Form 10-K.

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2008	2007	2008	2007
Revenue:
United States product, net	$3,774	$4,075	$7,785	$7,572
International product	657	944	2,511	3,003
License and other revenue	21,046	14,069	63,138	14,300
Total revenue	25,477	19,088	73,434	24,875
Operating expenses:
Cost of goods sold and manufacturing expense	2,547	2,736	8,263	8,498
Research and development	15,590	8,644	54,296	15,610
Selling, general and administrative	4,502	3,691	13,099	11,988
Total operating expenses	22,639	15,071	75,658	36,096

Income (loss) from operations	2,838	4,017	(2,224)	(11,221)

Interest (expense) income:
Interest income	1,248	1,811	4,681	3,276
Interest expense	(282)	(125)	(589)	(409)
Other-than-temporary loss on impaired securities	(3,533)	—	(5,100)	—
Total interest (expense) income	(2,567)	1,686	(1,008)	2,867
Income (loss) before provision for income taxes	271	5,703	(3,232)	(8,354)
Provision for income taxes	(5)	(4,382)	(15)	(4,394)
Net income (loss)	$266	$1,321	$(3,247)	$(12,748)
Other comprehensive income (loss):
Unrealized (loss) gain on securities	(887)	20	(933)	23
Comprehensive (loss) income	$(621)	$1,341	$(4,180)	$(12,725)

Net (loss) income per share:
Basic and diluted	$0.00	$0.02	$(0.05)	$(0.22)
Shares used in per share computation:
Basic	66,122	58,627	61,801	58,449
Diluted	67,784	59,492	61,801	58,449

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	NINE MONTHS ENDED SEPTEMBER 30
	2008	2007
	(UNAUDITED)	(UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,247)	$(12,748)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Provision for doubtful accounts	52	(50)
Provision for excess inventory	—	(3)
Depreciation	856	807
Net realized gain on investments	(175)	—
Other-than-temporary loss on impaired securities	5,100	—
Share-based compensation expense	3,679	2,755
Excess tax benefits related to share-based compensation expense	—	(904)
Gain on disposal of property and equipment	—	(17)
Sale of Evamist assets	—	559
Changes in operating assets and liabilities:
Accounts receivable	1,635	2,671
Inventories	(541)	(142)
Prepaid expenses and other assets	1,772	(1,666)
Accounts payable	1,720	3,329
Accrued product returns	112	(502)
Accrued research and clinical expenses	5,438	1,297
Accrued chargeback reserve	(924)	(1,037)
Accrued employee compensation and benefits	171	(347)
Accrued and other liabilities	(171)	(112)
Deferred revenue	(63,137)	135,700
Income taxes payable	—	4,373
Net cash provided by (used for) operating activities	(47,660)	133,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(284)	(228)
Proceeds from sale of property and equipment	—	19
Securities investment purchases	(39,667)	(39,024)
Proceeds from sale/maturity of securities investments	67,546	25,468
Net cash provided by (used for) investing activities	27,595	(13,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	4,222	379
Payments of notes payable	(738)	(6,782)
Exercise of common stock options	1,402	1,732
Sale of common stock through employee stock purchase plan	141	904
Excess tax benefits related to share-based compensation expense	—	149
Proceeds from issuance of common stock	73,387	—
Net cash provided by (used for) financing activities	78,414	(3,618)

NET INCREASE IN CASH AND CASH EQUIVALENTS	58,349	116,580
CASH AND CASH EQUIVALENTS:
Beginning of period	37,838	44,628
End of period	$96,187	$161,208

SUPPLEMENTAL CASH FLOW DISCLOSURE:
Reclassification of income taxes payable to accumulated deficit	$—	$1,206

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007, as filed on March 7, 2008 with the Securities and Exchange Commission, or SEC. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

International

The Company has supply agreements with Meda AB, or Meda, to market and distribute MUSE internationally in some Member States of the European Union. In Canada, the Company entered into a license and supply agreement with Paladin Labs, Inc., or Paladin, for the marketing and distribution of MUSE. Sales to Meda, who supplies MUSE in the European marketplace, for 2007, 2006 and 2005 were 95.8%, 91.7% and 93.4% of international sales, respectively. The balance of international sales was made to Paladin.

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

The Company initially recorded $1.5 million of unearned revenue related to an upfront payment in accordance with the international supply agreement signed with Meda in September 2002. In January 2006, the Company received a milestone payment from Meda of $2 million. The milestone payment provides Meda with the right to continue to sell and distribute MUSE in its European territories. These amounts are being recognized as income ratably over the term of the supply agreement. Through September 30, 2008, $1.7 million has been recognized as revenue.

License and Other Revenue

The Company recognizes license revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered item has standalone value to the customer, and whether there is objective, reliable evidence of the fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria are identified and applied to each of the units.

Revenue from non-refundable, upfront license fees where the Company has continuing involvement is recognized ratably over the development or agreement period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements.

Sale of Evamist product

On May 15, 2007, the Company closed its transaction with K-V Pharmaceutical Company, or K-V, for the sale of its product candidate, Evamist. At the time of the sale, Evamist was an investigational product and was not yet approved by the Food and Drug Administration, or FDA, for marketing. The sale transaction contained multiple deliverables, including: the delivery at closing of the Evamist assets, a grant of a sublicense of the Company’s rights under a license agreement related to Evamist, and a license to the metered-dose transdermal spray, or MDTS, applicator; the delivery upon receipt of regulatory approval of the approved drug along with all regulatory submissions; and, lastly, the delivery after FDA approval of certain transition services and a license to improvements to the MDTS applicator. The Company received approval from the FDA to market Evamist on July 27, 2007, or FDA Approval, and on August 1, 2007, the Company transferred and assigned the Evamist FDA submissions, and all files related thereto, to K-V. The Company received an upfront payment of $10 million upon the closing and received an additional $140 million milestone payment in August 2007 upon FDA Approval. These payments are non-refundable. In August 2008, the Company assigned all of its rights and obligations under the Evamist license agreement to K-V.

Upon FDA Approval, the two remaining deliverables are the transition services to be performed under the Transition Services Agreement, or TSA, and a license to improvements to the MDTS applicator during the two-year period commencing with the closing, or May 15, 2007, and ending on May 15, 2009. The Company has been able to establish fair value for the TSA. Given the unique nature of the license to improvements, the Company is unable to obtain objective, reliable evidence of its fair value.

Accordingly, the delivered items, together with the undelivered items, are treated as one unit of accounting. Since the deliverables are treated as a single unit of accounting, the total cash received, $150 million, will be recognized as revenue on a pro-rata basis over the term of the last deliverable, which in this case is the license to improvements that expires on May 15, 2009. As a result, the initial $10 million paid at closing and the $140 million paid upon FDA Approval have been recorded as deferred revenue and will be recognized as revenue together with the future billings, if any, under the TSA, ratably over the remaining 21.5-month term of the license to improvements, from August 1, 2007 to May 15, 2009. Through September 30, 2008, $97.7 million has been recognized as revenue.

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

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and nine months ended September 30, 2008 and 2007 was comprised as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of goods sold and manufacturing expense	$156	$150	$446	$419
Research and development	321	231	1,138	685
Selling, general and administrative	553	529	2,095	1,651
Share-based compensation expense before taxes	1,030	910	3,679	2,755
Related income tax benefits	—	—	—	—
Share-based compensation expense, net of taxes	$1,030	$910	$3,679	$2,755
Basic and diluted per common share	$0.02	$0.02	$0.06	$0.05

At September 30, 2008, a total of 6,411,718 stock options were outstanding under the Company’s stock option plans. Stock-based compensation expense recognized for the quarters and nine months ended September 30, 2008 and 2007 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Included in stock-based compensation expense was $962,000 and $855,000 related to stock options, $23,000 and $41,000 related to the employee stock purchase plan, and $44,000 and $14,000 related to restricted stock units, net of the estimated forfeitures for the third quarters of 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, included in stock-based compensation expense was $3.6 million and $2.6 million related to stock options, $66,000 and $103,000 related to the employee stock purchase plan, and $60,000 and $43,000 related to restricted stock units, net of the estimated forfeitures for the first nine months of 2008 and 2007, respectively.

As of September 30, 2008, unrecognized estimated compensation expense totaled $4.0 million related to non-vested stock options and $11,000 related to the employee stock purchase plan. The weighted average remaining requisite service period of the non-vested options was 1.3 years and of the employee stock purchase plan was 1.5 months.  In the third quarter of 2008, the 62,500 shares of previously outstanding restricted stock units vested and the remaining unamortized stock compensation related to those restricted stock units was recognized.

A summary of stock option award activity under these plans is as follows:

	Nine Months Ended September 30, 2008
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	5,348,501	$4.25
Granted	1,531,944	$6.05
Exercised	(422,239)	$3.78
Cancelled	(46,488)	$5.54
Outstanding at September 30, 2008	6,411,718	$4.70
Options exercisable at September 30, 2008	3,692,264
Weighted average fair value of options granted		$4.43

A summary of restricted stock units award activity under the 2001 Plan as of September 30, 2008 and changes during the nine-month period then ended are presented below:

	Nine Months Ended September 30, 2008
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Restricted stock units outstanding January 1, 2008	62,500	$2.04	3.7	$255,000
Granted	—	—	—	—
Vested	(62,500)	2.04	—	—
Forfeited	—	—	—	—
Restricted stock units outstanding, September 30, 2008	—	$—	—	$—

At September 30, 2008, stock options were outstanding and exercisable as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2008	Weighted- Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable September 30, 2008	Weighted- Average Exercise Price
$2.19 - $4.15	2,320,229	5.32 years	$3.54	1,939,147	$3.55
$4.25 - $5.67	2,271,627	6.98 years	$4.54	1,259,974	$4.68
$5.69 - $8.08	1,819,862	8.03 years	$6.38	493,143	$7.23
$2.19 - $8.08	6,411,718	6.67 years	$4.70	3,692,264	$4.43

The aggregate intrinsic value of outstanding options as of September 30, 2008 was $20.8 million, of which $13.0 million related to exercisable options.

At September 30, 2008, 984,670 options remain available for grant. On May 5, 2008, 1,000,000 shares were registered on a Form S-8 filed with the SEC. In the nine months ended September 30, 2008, in accordance with the terms of the 2001 Plan, the Company transferred a net total of 5,000 expired plan shares to the 2001 Plan. Options under these plans generally vest over four years, and all options expire after 10 years.

As of September 30, 2008, 1,150,130 shares have been issued to employees and there are 249,870 shares available for issuance under the Employee Stock Purchase Plan.

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

The following table sets forth information about the weighted-average assumptions used for options granted in the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30
	2008	2007

Expected life (in years)	5.61	6.16
Volatility	59.91%	67.59%
Risk-free interest rate	2.74%	4.59%
Dividend yield	—	—

4. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at September 30, 2008 and December 31, 2007 are presented in the tables that follow. Fair values are based on market prices obtained from a number of pricing methods used to derive the fair value of the securities on a recurring basis, which include the use of independent pricing services and input from brokers and portfolio managers. For each category of investment securities, the table presents gross unrealized holding gains and losses.

As of September 30, 2008 (in thousands) (unaudited):

Cash and Cash Equivalents	Amortized Cost	Estimated Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
Cash and money market	$81,106	$81,106	$—	$—
U.S. Treasury securities and debt securities of U.S. government agencies	9,199	9,203	4	—
Commercial paper	3,128	3,128	—	—
Corporate bonds	2,750	2,750	—	—
Total cash and cash equivalents	$96,183	$96,187	$4	$—

Available-for-sale Securities	Amortized Cost	Estimated Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
U.S. Treasury securities and debt securities of U.S. government agencies	$33,138	$33,145	$7	$—
Commercial paper	6,630	6,630	—	—
Corporate bonds	38,009	37,012	—	(997)
Asset backed and other securities	31,163	31,148	—	(15)
Total available-for-sale securities	$108,940	$107,935	$7	$(1,012)

As of December 31, 2007 (in thousands):

Cash and Cash Equivalents	Amortized Cost	Estimated Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
Cash and money market	$19,358	$19,358	$—	$—
Commercial paper	16,953	16,954	1	—
Corporate bonds	1,526	1,526	—	—
Total cash and cash equivalents	$37,837	$37,838	$1	$—

Available-for-sale Securities	Amortized Cost	Estimated Fair Value	Unrealized Holding Gains	Unrealized Holding Losses
Commercial paper	$246	$246	$—	$—
Corporate bonds	59,464	59,367	—	(97)
Asset backed and other securities	82,031	82,059	28	—
Total available-for-sale securities	$141,741	$141,672	$28	$(97)

The following table summarizes the Company’s available-for-sale securities by the contractual maturity date as of September 30, 2008 (in thousands) (unaudited):

	Amortized Cost	Estimated Fair Value
Due within one year	$74,905	$74,014
Due within one year to two years	2,872	2,773
*No single maturity date	31,163	31,148
	$108,940	$107,935

*                                         Securities with no single maturity date include mortgage and asset backed securities that consist of several payment streams. For certain of these securities, principal and interest payments are received monthly or quarterly. In addition, a certain portion of these investments may be repaid prior to their legal maturity.

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

The following table summarizes the net realized gains (losses) on available-for-sale securities for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Realized gains	$91	$2	$245	$2
Realized losses	(5)	—	(70)	—
Net realized gains	$86	$2	$175	$2

At September 30, 2008 and December 31, 2007, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
September 30, 2008	Losses	Value	Losses	Value

U.S. Treasury securities and debt securities of U.S.	$(30)	$15,141	$—	$—
Commercial paper	(1)	1,683	—	—
Corporate bonds	(1,017)	27,110	—	—
Asset backed and other securities	(86)	8,019	—	—
Total	$(1,134)	$51,953	$—	$—

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
December 31, 2007	Losses	Value	Losses	Value

Commercial paper	$(1)	$11,221	$—	$—
Corporate bonds	(115)	43,632	—	—
Asset backed and other securities	(93)	22,233	—	—
Total	$(209)	$77,086	$—	$—

The gross unrealized losses reported above for September 30, 2008 and December 31, 2007 were caused by general fluctuations in market interest rates from the respective purchase date of these securities through the end of those periods. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities we own. Based on our review of these securities, including our assessment of the duration and severity of the related unrealized losses, we have not recorded any other-than-temporary impairments on these investments.

As of September 30, 2008 and December 31, 2007, the temporary unrealized loss on available-for-sale securities, net of tax, of $1 million and $68,000, respectively, were included in accumulated other comprehensive income in the accompanying unaudited condensed consolidated balance sheets. As of September 30, 2008, a significant portion of the available-for-sale securities that the Company held were investment grade.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SAB Topic 5M, Accounting for Non-current Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, the Company employs a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and its intent and ability to hold the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. During the Company’s quarter end assessments, the Company determined that a decline in value of certain securities was other-than-temporary. Accordingly, the Company recorded impairment adjustments of $3.5 million and $ 5.1 million in the three and nine months ended September 30, 2008, respectively. The Company included this non-cash impairment charge in other-than-temporary loss on impaired securities in the condensed consolidated statements of operations and other comprehensive income (loss). Included in the $3.5 million charge taken in the third quarter was $2.2 million related to corporate bonds issued by Lehman Brothers Holdings Inc., or Lehman (or their respective subsidiaries, as appropriate). On September 15, 2008, Lehman filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, recovery of the full value of our Lehman bonds, if any, is deemed remote and we recognized an other-than-temporary impairment in the three months ended September 30, 2008. In addition, other-than-temporary impairments recognized in the third quarter of 2008 included impairments on investments for which the Company determined that the impairment was other-than-temporary due to credit downgrades and/or the Company’s intent and ability to hold the investment to maturity. These securities covered a number of industries. If market, industry, and/or investee conditions deteriorate, the Company may incur further impairments. In addition, due to the current lack of a readily available market for certain of the Company’s available-for-sale securities totaling $3 million and the continued uncertainty in the capital markets, the Company expects those securities to recover their carrying values beyond the next 12 months. Consequently, the Company has classified those available-for-sale securities as non-current in the condensed consolidated balance sheets.

From 2005 and until December 2007, the Company had an investment in Columbia Strategic Cash Portfolio, or Strategic Cash, offered by the Company’s investment advisor, Columbia Management LLC, or Columbia, an affiliate of Bank of America. Strategic Cash is an enhanced money market fund in which the fund sought to maintain a $1 per share net asset value. The Company used Strategic Cash for the investment of excess cash, and periodic transfers were made from Strategic Cash to the operating cash account to fund current operations.

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

Fair Value Measurements

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

The following fair value hierarchy tables present information about the Company’s assets (available-for-sale securities current and non-current) measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Basis of Fair Value Measurements
	Balance at September 30, 2008	Level 2	Level 3
	(unaudited)
Assets:
U.S. Treasury securities and debt securities of U.S. government agencies	$33,145	$33,145	$—
Commercial Paper	6,630	6,630	—
Corporate Bonds	37,012	33,739	3,273
Asset Backed and Other Securities	31,148	28,692	2,456
Total	$107,935	$102,206	$5,729

Balance Sheet Presentation
Available-for-sale securities	$104,971
Available-for-sale securities, non-current	2,964
Total	$107,935

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis. Unobservable inputs are used to determine the fair value of positions that the Company has classified within the Level 3 category. The types of instruments valued based on Level 3 inputs include some corporate bonds, residential mortgage asset backed securities in the United States, United Kingdom and Australian markets and approximately seven structured investment vehicles (SIVs). The changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2008 were (in thousands):

Activity for the Three Months Ended September 30, 2008 (unaudited)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at June 30, 2008	$9,789
Total unrealized gains included in other comprehensive income	27
Total other-than-temporary impairment	(650)
Purchases, sales, issuances and settlements, net	(1,800)
Net transfers of Level 3 securities (a)	(1,637)
Balance at September 30, 2008	$5,729

The amount of total losses for the period included in net income attributable to the change in unrealized losses relating to securities still held at the reporting date	$(650)

(a)                                  Transfers out of Level 3 are considered to occur at the beginning of the period.

Transfers into Level 3 are considered to occur at the end of the period.

Activity for the Nine Months Ended September 30, 2008 (unaudited)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2007	$1,332
Total unrealized losses included in other comprehensive loss	(4)
Total other-than-temporary impairment	(1,261)
Purchases, sales, issuances and settlements, net	(1,984)
Net transfers of Level 3 securities (a)	7,646
Balance at September 30, 2008	$5,729

The amount of total losses for the period included in net loss attributable to the change in unrealized losses relating to securities still held at the reporting date	$(1,261)

(a)                                  Transfers out of Level 3 are considered to occur at the beginning of the period.

Transfers into Level 3 are considered to occur at the end of the period.

The following table presents the amounts of unrealized losses for the three and nine months ended September 30, 2008 relating to those assets for which the Company utilized significant Level 3 inputs to determine fair value and that were still held by the Company at September 30, 2008 (in thousands):

Activity for the Three Months Ended September 30, 2008 (unaudited)	Available-for-sale securities
Total other-than-temporary impairment for the period	$(650)

Change in unrealized losses to securities still held at reporting date	$27

Activity for the Nine Months Ended September 30, 2008 (unaudited)	Available-for-sale securities
Total other-than-temporary impairment for the period	$(1,261)

Change in unrealized losses to securities still held at reporting date	$(4)

5. INVENTORIES

Inventories are recorded net of reserves of $1.6 million and $1.7 million as of September 30, 2008 and December 31, 2007, respectively. Inventory balances, net of reserves, consist of (in thousands):

	SEPTEMBER 30, 2008	DECEMBER 31, 2007
	(unaudited)
Raw materials and component parts	$2,207	$2,224
Work in process	62	38
Finished goods	839	305
Inventory, net	$3,108	$2,567

As noted above, the Company has recorded significant reserves against the carrying value of its inventory of raw material and certain component parts. The reserves relate primarily to inventories that the Company estimated would have no future use. In 2007, the Company disposed of $2.8 million of fully reserved alprostadil. The disposal had no impact on cost of goods sold.  The Company determined that it likely would continue to use some portion of the fully reserved component parts in production. The Company used $62,000 and $75,000 of its fully reserved component parts inventory during the first nine months of 2008 and 2007, respectively. When the Company records inventory reserves, it establishes a new, lower cost basis for the inventory for accounting purposes. Accordingly, to the extent that this fully reserved inventory was used in production in the first nine months of 2008 and 2007, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold. The original cost of the fully reserved inventory related to component parts is $655,000 as of September 30, 2008, and the Company intends to continue to use this reserved component parts inventory in production when appropriate.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of September 30, 2008 and December 31, 2007, respectively, consist of (in thousands):

	SEPTEMBER 30, 2008	DECEMBER 31, 2007
	(unaudited)
Receivable from Food and Drug Administration	$1,877	$1,932
Refundable federal income taxes	175	919
Prepaid clinical studies	225	1,277
Interest receivable	399	825
Prepaid insurance	292	134
Other prepaid expenses and assets	573	226
Total	$3,541	$5,313

The Company has paid product and establishment fees for its marketed product, MUSE, for the fiscal year 2007 of $512,000 (which was paid to the FDA in October 2006), for the fiscal year 2008 of $653,000 (which was paid to the FDA in October 2007) and for the fiscal year 2009 of $712,000 (which was paid to the FDA in September 2008). The Company believes it is due a refund pursuant to Section 736(d)(1)(C) of the Federal Food, Drug and Cosmetic Act, or FDC Act, on the basis that the fees paid by the Company exceed the anticipated present and future costs incurred by the FDA in conducting the process for the review of human drug applications for VIVUS, Inc. The Company also paid an application fee to the FDA in September 2006 for the NDA for Evamist of $767,000 for which it received a refund in April 2008, on this same basis.

7. DEERFIELD FINANCING

On April 3, 2008, the Company entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from a Funding and Royalty Agreement, or FARA, entered into with a newly incorporated subsidiary of Deerfield, or Deerfield Sub, and $10 million from the sale of the Company’s common stock under a securities purchase agreement. Under the FARA, the Deerfield Affiliates made $3.3 million payments to the Company in April and August 2008 and will make four quarterly payments of approximately $3.3 million thereafter. The Company will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational product candidate, to the Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring the Company to use commercially reasonable efforts to preserve its intellectual property, manufacture, promote and sell MUSE, and develop avanafil. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of the Company’s common stock for an aggregate purchase price of $10 million and the Company paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately $200,000 in certain expenses incurred in this transaction, registered under the shelf Registration Statement (File Number 333-135793) filed with the SEC, on July 14, 2006. The number of shares was determined based on the volume weighted average price on the Nasdaq Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008. The agreements also provided the Company with an option to purchase, and the Deerfield Affiliates with an option to compel the Company to purchase, or put right, the Deerfield Sub holding the royalty rights. If the Company exercises its right to purchase the Deerfield Sub, the net price will be $23 million if exercised within three years, or $26 million if exercised after three years but before four years (the purchase prices are subject to other adjustments as defined in the agreement). After three years from the closing, the Deerfield Affiliates may exercise the right to compel the Company to purchase the Deerfield Sub at a price of $17 million. This price could increase up to $26 million, and the timing of the sale of the shares could be accelerated under certain conditions including a change-in-control, sale of MUSE or avanafil, sale of major assets and the sale of securities in a transaction or a series of related transactions by the Company that exceed 20% of VIVUS’ outstanding common stock at the date the Option and Put Agreement was signed if at the time of the sale the Company’s market capitalization is below $300 million each, a Major Transaction. Under these conditions, the cost of the shares of Deerfield Sub would be $23 million on or before the third anniversary and $26 million from the third through tenth anniversary. The sale of the shares of Deerfield Sub could also accelerate if the Company’s cash, cash equivalents and available for sale securities falls below $15 million or the Company’s market capitalization falls below $50 million. The purchase prices under the put right are subject to other adjustments as defined in the agreements. If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, the Company paid $2 million to the Deerfield Affiliates. The Company’s intellectual property and all of the accounts receivable, inventory and equipment arising out of or relating to MUSE and avanafil are collateral for this transaction.

The Company has evaluated the Deerfield financing in accordance with FASB Financial Interpretation No., or FIN, 46(R), Consolidation of Variable Interest Entities, or FIN 46R, and determined that the Deerfield Sub may constitute a Variable Interest Entity, or VIE; however, the Company has also determined that VIVUS is not the primary beneficiary of this VIE at this time and has therefore concluded that the Company is not required to consolidate the Deerfield Sub (see Note 8: “Notes Payable”).

8. NOTES PAYABLE

Deerfield Financing

In accordance with Emerging Issues Task Force (EITF) Issue 88-18, Sale of Future Revenues, the FARA transaction is in substance a financing arrangement, or loan, that will be repaid by VIVUS. The minimum repayment amount would be $17 million, the amount of the unconditional put option held by the Deerfield Affiliates, plus royalties paid during the term of the agreement on sales of MUSE and, if approved, avanafil. Accordingly, the Company will record the advances from the Deerfield Affiliates, net of the $2 million option right payment and related fees and expenses, as a loan. The loan balance will increase as the advances are received. The loan balance will increase quarterly up to the minimum amount owed of $17 million. The minimum amount to be recorded is lower than the contractual amounts owed if the Company exercises its call option of $23 million to $26 million, or if the Deerfield Affiliates require the Company to purchase the shares as a result of a “Major Transaction” (see Note 7: “Deerfield Financing”). Using the interest method under APB Opinion No. 21, Interest on Receivables and Payables, interest expense on the loan will be calculated and recognized over three years, which is the estimated term of the loan based on the earliest date that the Deerfield Affiliates could require the Company to repay the amounts advanced. The Deerfield Affiliates will receive a quarterly payment based on net sales of MUSE. The initial imputed effective annual interest rate on the financing was approximately 32% as calculated based upon quarterly advances under the FARA, up to a loan balance of $17 million, offset by the estimated quarterly royalty payments to the Deerfield Affiliates. The imputed effective interest rate is utilized for purposes of calculating the interest expense only and does not reflect the amount of royalty paid to the Deerfield Affiliates on a quarterly basis. Quarterly royalty payments are based on a percentage of net MUSE sales at a rate substantially lower than the imputed effective interest rate used to calculate interest expense.

Crown Bank N.A. Loan

On January 4, 2006, VIVUS, Inc. and Vivus Real Estate LLC, a wholly owned subsidiary of VIVUS, Inc., jointly, the Company, entered into a Term Loan Agreement and a Commercial Mortgage Note, or the Agreements, with Crown Bank N. A., or Crown, secured by the land and buildings, among other assets, located at 735 Airport Road and 745 Airport Road in Lakewood, New Jersey, or the Facility. The Facility is the Company’s principal manufacturing facility, which the Company purchased on December 22, 2005. Under the Agreements, the Company borrowed $5,375,000 on January 4, 2006 from Crown payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% and 9.25% for the first nine months of 2008 and 2007, respectively. Because the interest rate is variable, and based on a market rate, the carrying value of the debt approximates fair value. The Agreements contain prepayment penalties, and a requirement to maintain a depository account at Crown with a minimum collected balance of $100,000 which, if not maintained, will result in an automatic increase in the interest rate on the note of one-half (0.5%) percent. The Facility, assignment of rents and leases on the Facility, and a $700,000 Certificate of Deposit held by Crown, classified as restricted cash, serve as collateral for these Agreements.

Total long-term notes payable consist of the following (in thousands):

	September 30, 2008	December 31, 2007
	(unaudited)
Deerfield loan	$3,579	$—
Crown Bank N.A. loan	5,080	5,175
Total notes payable	8,659	5,175
Less current portion	(143)	(113)
Total long-term notes payable	$8,516	$5,062

Current portion of notes payable is included under the heading “Accrued and other liabilities”.

Future minimum principal payments of the long-term notes payable as of September 30, 2008 are as follows (in thousands):

As of September 30, 2008	Deerfield loan	Crown Bank N.A. Loan	Total
2008 (remainder of)	$—	$35	$35
2009	—	145	145
2010	—	157	157
2011	3,579	169	3,748
2012	—	181	181
Thereafter	—	4,393	4,393
Total	$3,579	$5,080	$8,659

9. AGREEMENTS

In 2001, VIVUS entered into a Development, Licensing and Supply Agreement with Tanabe for the development of avanafil, an oral PDE5 inhibitor product candidate for the treatment of erectile dysfunction. Under the terms of the 2001 Development, Licensing and Supply Agreement with Tanabe, the Company paid a $2 million license fee obligation to Tanabe in the year ended December 31, 2006. The Company expects to make other substantial payments to Tanabe in accordance with its agreements with them as the Company continues to develop and, if approved for sale, commercialize avanafil for the oral treatment of male sexual dysfunction.  Such potential future milestone payments total $19 million and include payments upon: the enrollment of the first patient in the first Phase 3 clinical studies; the first submission of an NDA; obtainment of the first regulatory approval in the United States and any major European country; and achievement of $250 million or more in calendar year sales.

The term of the Tanabe agreement is based on a country-by-country and on a product-by-product basis.  The term shall continue until the later of (i) ten years after the date of the first sale for a particular product, or (ii) the expiration of the last to expire patents within the Tanabe patents covering such product in such country. In the event that the Company’s product is deemed to be (i) insufficiently effective or insufficiently safe relative to other PDE5 inhibitor compounds based on published information, or (ii) not economically feasible to develop due to unforeseen regulatory hurdles or costs as measured by standards common in the pharmaceutical industry for this type of product, the Company has the right to terminate the agreement with Tanabe with respect to such product.

In February 2004, the Company entered into exclusive licensing agreements with Acrux Limited, or Acrux, and a subsidiary of Acrux under which it agreed to develop and, if approved, commercialize Testosterone MDTS, or Luramist, and Evamist in the United States for various female health applications. Under the terms of the agreements, the Company agreed to pay to Acrux for Luramist licensing fees of $2 million, up to $3.3 million for the achievement of certain clinical development milestones, up to $3 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization. For Evamist, the Company agreed to pay to Acrux licensing fees of $1 million, up to $1 million for the achievement of certain clinical development milestones, up to $3 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization. The Company made a $1 million milestone payment to Acrux in October 2006 related to the submission of an NDA to the FDA for Evamist. Upon approval of the NDA for Evamist, a $3 million product approval milestone became due and was paid to Acrux in August 2007. Under the terms of the Asset Purchase Agreement with K-V for the sale of Evamist, K-V paid $1.5 million of this $3 million obligation. In August 2008, the Company assigned all of its rights and obligations under the Evamist license agreement to K-V. See Note 11: “Sale of Evamist Product” below for additional information concerning the terms of this agreement.

The Company has entered into several agreements to license patented technologies that are essential to the development and production of the Company’s transurethral product for the treatment of erectile dysfunction. In connection with these agreements, the Company is obligated to pay royalties on product sales of MUSE (4% of United States and Canadian product sales and 3% of sales elsewhere in the world). In the first nine months of 2008 and 2007, the Company recorded royalty expenses of $461,000 and $482,000, respectively, as cost of goods sold and manufacturing expense.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company’s analysis of all available evidence, both positive and negative, as of September 30, 2008, it was not considered more likely than not that the Company’s deferred tax assets would be realized.

However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it can recover its deferred tax assets.

11. SALE OF EVAMIST PRODUCT

On March 30, 2007, the Company entered into a definitive agreement with K-V to transfer the assets and grant a sublicense of its rights under the Company’s licensing agreement with Acrux related to Evamist, a metered dose transdermal spray for the treatment of menopause symptoms, to K-V, or the Transaction. In August 2008, the Company assigned all of its rights and obligations under the Evamist license agreement to K-V. At the time of the sale, Evamist was an investigational product not yet approved by the FDA for marketing. Under the Transaction, the Company received an upfront payment of $10 million at the closing and, upon approval of the NDA for Evamist on July 27, 2007 and the transfer and assignment of the NDA submissions to K-V on August 1, 2007 received an additional $140 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net income (loss)	$266	$1,321	$(3,247)	$(12,748)

Basic weighted-average shares outstanding	66,122	58,627	61,801	58,449
Dilutive effect of:
Options to purchase common stock	1,662	865	—	—

Diluted weighted-average shares outstanding	67,784	59,492	61,801	58,449

Net income (loss) per share:

Basic	$0.00	$0.02	$(0.05)	$(0.22)

Diluted	$0.00	$0.02	$(0.05)	$(0.22)

For the three months ended September 30, 2008 and 2007, respectively, 1,040,257 and 2,064,999 options outstanding were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

As the Company recognized a net loss for the nine months ended September 30, 2008 and 2007, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the nine months ended September 30, 2008, and 2007, respectively, 3,278,426 and 2,953,372 options outstanding were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In November 2006, the Company entered into a 30-month lease for the existing Mountain View corporate headquarters location with its existing landlord. The lease commenced on February 1, 2007. The base monthly rent is set at $1.85 per square foot or $26,000 per month. The lease expires on July 31, 2009 and allows the Company one option to extend the term of the lease for a period of one year from the expiration of the lease.

Future minimum lease payments under operating leases are as follows (in thousands):

2008 (remainder)	$137
2009	320
$457

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

Other Agreements

The Company has entered into various agreements with clinical consultants and clinical research organizations to perform clinical studies on its behalf and, at September 30, 2008, its remaining commitment under these agreements totaled $42.8 million. The Company has remaining commitments under various general and administrative services agreements totaling $1.9 million at September 30, 2008, including $1.2 million related to Mr. Wilson’s Employment Agreement (see paragraph below). The Company has also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at September 30, 2008, its remaining commitment under these agreements totaled $4.4 million. In addition, the Company has entered into marketing promotion and related agreements for its erectile dysfunction product, MUSE. At September 30, 2008, its remaining commitment under these marketing agreements totaled $779,000.

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

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products and to its clinical research organizations and investigator sites against liabilities incurred in connection with any third-party claim arising from the work performed on behalf of the Company. Historically, costs related to these indemnification provisions have not been significant and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

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

To the extent permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company maintains director and officer insurance coverage that reduces its exposure and enables the Company to recover a portion of any future amounts paid. The Company believes the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

14. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the first nine months of 2008 and 2007, sales to significant customers as a percentage of total revenues were as follows:

	2008	2007
Customer A	36%	47%
Customer B	27%	14%
Customer C	12%	12%
Customer D	18%	22%

The Company relies on third party sole-source manufacturers to produce its clinical trial materials, components and raw materials. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality. Several of the Company’s manufacturers are sole-source manufacturers where no alternative suppliers exist. In the three and nine months ended September 30, 2008, the Company spent $10.3 million and $37.1 million, respectively, for services provided by one clinical research organization on the Qnexa Phase 3 studies, which represented 66% and 68%, respectively, of the Company’s total research and development expenses. In the three months ended September 30, 2007, the Company spent $2.4 million on clinical supplies and formulation work performed by the Company’s sole-source manufacturer which represented 28% of the Company’s total research and development expenses.

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

On May 5, 2008, the Company filed with the SEC a shelf Registration Statement on Form S-3 (File Number 333-150649) and was declared effective by the SEC on May 29, 2008, providing the Company with the ability to offer and sell up to an aggregate of $150 million of common stock from time to time in one or more offerings. The terms of any such future offering would be established at the time of such offering.

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

On August 6, 2008, the Company sold $65 million of its common stock in a registered direct offering. Under the terms of the financing, the Company sold 8,365,508 shares of its common stock at a price of $7.77 per share. On August 5, 2008, the Company filed a prospectus supplement with the SEC relating to this registered direct offering under the existing shelf Registration Statement (File Number 333-150649).

17. RELATED PARTY TRANSACTIONS

Mario M. Rosati, one of the Company’s directors until June 13, 2008, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company’s outside corporate counsel since its formation and has received compensation at normal commercial rates for these services. In the first nine months of 2008 and 2007, the Company paid

$606,000 and $699,000, respectively, to Wilson Sonsini Goodrich & Rosati. On April 17, 2008, Mr. Rosati notified the Company of his decision not to stand for re-election at the Company’s 2008 annual meeting held on June 13, 2008 and is no longer a member of the Company’s Board of Directors as of that date.

18. LEGAL MATTERS

In the normal course of business, the Company receives claims and makes inquiries regarding patent infringement and other legal matters. The Company believes that it has meritorious claims and defenses and intends to pursue any such matters vigorously.

The Company and Acrux Limited, or Acrux, are parties to the Testosterone Development and Commercialization Agreement, or the Testosterone Agreement, and the Estradiol Development and Commercialization Agreement, or the Evamist Agreement, each dated February 12, 2004, or collectively, the Acrux Agreements. The Acrux Agreements cover the Company’s investigational product candidate, Luramist, and the Company’s former investigational product candidate, Evamist, both of which are licensed from Acrux under the Acrux Agreements. The Company received a letter dated November 13, 2006 from legal counsel for Acrux containing various claims of breach under the Acrux Agreements. The Company responded that there is no merit to Acrux’s claims and that it has meritorious defenses to such claims. Acrux has since approved the Company’s assignment of the Company’s rights and obligations under the Evamist Agreement to K-V as part of K-V’s purchase of Evamist and released the Company from any claims or liabilities arising from the Evamist Agreement.  On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding its claims related to Luramist. Acrux’s demand seeks a reversion of all rights assigned to the Company related to Luramist, monetary damages, a portion of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. The Company continues to believe that it is in compliance with all material aspects of the Testosterone Agreement and that it does not owe monetary damages or any milestone payment under the Testosterone Agreement. The Company also believes that it has valid counterclaims against Acrux and has requested that it be allowed to include such counterclaims in the arbitration. Otherwise, the arbitration process is proceeding, with the parties having selected and qualified a panel of three arbitrators and having agreed to a schedule of pre-hearing discovery. Absent a resolution to the dispute, the arbitration hearing is currently scheduled to commence in January 2009. In the event that Acrux should prevail in this matter, it could have a material adverse effect on the Company’s business, financial condition and results of operations and cash flow.

The Company is not aware of any other asserted or unasserted claims against it where an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

19. STOCKHOLDER RIGHTS PLAN

On March 26, 2007, the Board of Directors of the Company adopted a Stockholder Rights Plan, or the Rights Plan, and amended its bylaws. Under the Rights Plan, the Company will issue a dividend of one right for each share of its common stock held by stockholders of record as of the close of business on April 13, 2007.

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

The Board of Directors also amended provisions of the Company’s bylaws concerning procedures for the calling of special stockholder meetings and establishing the agenda and Board of Director nominees at annual stockholders meetings. The Company filed these bylaw amendments with the SEC on Form 8-K on March 28, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-Q contain “forward-looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our history of losses and variable quarterly results; (2) substantial competition; (3) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (4) our reliance on sole source suppliers; (5) our limited sales and marketing efforts and our reliance on third parties; (6) failure to continue to develop innovative products; (7) risks related to noncompliance with United States Food and Drug Administration, or the FDA, regulations; (8) our ability to demonstrate through clinical testing the safety and effectiveness of our clinical candidates; (9) the timing of initiation and completion of clinical trials and submissions to the FDA; (10) the volatility and liquidity of the financial markets; and (11) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Risk Factors Affecting Operations and Future Results.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter and nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

VIVUS, Inc. is a pharmaceutical company, incorporated in 1991, dedicated to the development and commercialization of therapeutic products for large underserved markets. The investigational products currently under development could serve the obesity, diabetes and sexual health markets. Our current and investigational product candidates in development will encompass patented proprietary formulations and novel delivery systems. Investigational products may be developed by seeking new indications for previously approved pharmaceutical products. To date, through employment of this strategy, we have one commercial product and several investigational product candidates in late stages of clinical development to treat obesity, diabetes and sexual health disorders. With respect to obesity, analysts estimate that this potential worldwide market could exceed $5 billion annually. Sales of approved drugs for diabetes exceed $10 billion. The indications targeted by VIVUS’ investigational sexual health products each represent a projected market greater than $1 billion annually.

The current investigational product pipeline includes three late-stage clinical product candidates, each addressing specific components of the obesity, diabetes and sexual health markets. One of these investigational products, Qnexa™, is in Phase 3 clinical trials for obesity and has completed a Phase 2 clinical trial for diabetes.

All of the pivotal Phase 3 studies for Qnexa for obesity were initiated in the fourth quarter of 2007 and are fully enrolled. The co-primary endpoints for these studies will evaluate the differences between treatments from baseline to the end of the treatment period, in mean percent weight loss and in the percentage of subjects achieving weight loss of 5% or more. All Phase 3 studies will utilize our novel once-a-day formulation of Qnexa, which at full strength contains 15 mg phentermine immediate release and 92 mg topiramate controlled release. Pharmacokinetic-Pharmacodynamic (PK/PD) studies indicated that the once-a-day formulation is comparable to the twice-a-day formulation used in the Phase 2 obesity study.

Our late-stage investigational product pipeline includes:

•                  Qnexa, being developed to treat obesity, for which the pivotal Phase 3 studies are ongoing;

•                  Qnexa, being developed to treat diabetes, for which a Phase 2 study has been completed;

•                  Avanafil, being developed to treat erectile dysfunction, for which Phase 2 studies have been completed; and

•                  Luramist™ (Testosterone MDTS®), being developed to treat hypoactive sexual desire disorder in women, for which a Phase 2 study has been completed.

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from a Funding and Royalty Agreement, or the FARA, entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of our common stock under a securities purchase agreement. Under the FARA, the Deerfield Affiliates made $3.3 million payments to us in April and August 2008 and will make four quarterly payments of approximately $3.3 million thereafter. We will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational product candidate, to the Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, manufacture, promote and sell MUSE, and develop avanafil. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately $200,000 in certain expenses incurred in this transaction. The number of shares was determined based on the volume weighted average price on the Nasdaq Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights. If we exercise our right to purchase the Deerfield Sub, the net price will be $23 million if exercised within three years, or $26 million if exercised after three years but before four years (the purchase prices are subject to other adjustments as defined in the agreement). After three years from the closing, the Deerfield Affiliates may exercise the right to compel us to purchase the Deerfield Sub at a price ranging from $17 million to $26 million based upon various circumstances. If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, we paid $2 million to the Deerfield Affiliates. Our intellectual property and all of the accounts receivable, inventory and equipment arising out of or relating to MUSE and avanafil are collateral for this transaction.

Our former investigational product candidate, Evamist™, a metered dose transdermal estradiol spray approved for the treatment of vasomotor symptoms associated with menopause, was sold to K-V Pharmaceutical Company, or K-V, on May 15, 2007. We had completed Phase 3 studies for Evamist in May 2006 and a New Drug Application, or NDA, was approved by the FDA on July 27, 2007.

On March 30, 2007, we announced that we had entered into a definitive agreement with K-V to transfer certain of our assets and grant a sublicense under our exclusive rights to certain patents and know-how related to Evamist pursuant to our Estradiol Development and Commercialization Agreement with FemPharm Pty Ltd. and Acrux DDS Pty Ltd. (together referred to as Acrux), dated February 12, 2004, as amended, or the Evamist Agreement, to K-V. On May 15, 2007, the transaction with K-V closed. Under the terms of the transaction, we received an upfront payment of $10 million upon the closing. On August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V, and on August 8, 2007, we received a $140 million milestone payment from K-V. K-V also paid $1.5 million of the $3 million product approval milestone payment due to Acrux upon approval of Evamist. We are also eligible to receive certain one-time milestone payments from K-V totaling up to $30 million based on the achievement of certain annual net sales thresholds for Evamist. In August 2008, the Company assigned all of its rights and obligations under the Evamist license agreement to K-V.

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

We have funded operations primarily through private and public offerings of our common stock, the sale of the rights to Evamist and through product sales of MUSE. We expect to generate future net losses due to increases in operating expenses as our various investigational product candidates are advanced through the various stages of clinical development. In connection with the sale of Evamist, we received to date an aggregate of $150 million. The sale of Evamist was a unique transaction. As discussed in Note 11: Sale of Evamist Product, an initial $10 million was paid at closing and $140 million was paid upon the FDA’s approval of the Evamist NDA. These payments are non-refundable and have been recorded as deferred revenue and will be recognized as license and other revenue ratably over a 21.5-month period, from August 1, 2007 to May 15, 2009, which is the remaining term of a license to improvements to the MDTS applicator. As compared to revenues from sales of MUSE, license and other revenue will be significant on a quarterly basis until all of the revenue from the sale of Evamist is recognized which is currently expected to be May 2009. Since the $150 million has been received and we have no related contingencies, the future recognition of revenue and the corresponding reduction of deferred revenue related to the Evamist sale will have no impact on our cash flows from operations in future periods through May 2009. As of September 30, 2008, we have incurred a cumulative deficit of $173.1 million and expect to incur operating losses in future years.

Year-to-Date 2008

Year-to-date highlights include:

•                 Completion of Phase 2 Study of Qnexa for Diabetes — In June 2008, we announced the results of our OB-202 diabetes study, a 28-week, Phase 2 clinical trial in type 2 diabetes. Subjects treated with Qnexa had a reduction in hemoglobin A1c, a common measure of glycemic control, of 1.2% and experienced an 8.0% weight loss on an intent-to-treat, or ITT, basis.

•                 Completion of Enrollment of the Phase 3 Qnexa for Obesity Studies — Through April 2008, we completed enrollment of all of the pivotal studies. The co-primary endpoints for these studies will evaluate the differences between treatments from baseline to the end of the treatment period, in mean percent weight loss and in the percentage of subjects achieving weight loss of 5% or more. Specifically, the Phase 3 studies include:

•                  EQUATE (OB-301), a 28-week study in which approximately 700 patients with Body Mass Index, or BMI, ranging from 30 to 45 have been enrolled.

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

•                 Special Protocol Assessment Completed and Agreement Reached with the FDA on Safety Study for Luramist — In the first quarter of 2008, we completed the Special Protocol Assessment, or SPA, process and reached agreement with the FDA on the safety requirements for Luramist (testosterone MDTS). The pivotal Phase 3 studies will include two six-month studies in menopausal women with hypoactive sexual desire disorder. The safety outcomes study will enroll 5,200 postmenopausal women aged 50 or over with at least one cardiovascular risk factor.

•                  Entered into Funding Collaboration for the Phase 3 Studies of Avanafil for Erectile Dysfunction — In April 2008, we entered into agreements with Deerfield Management. Under the terms of the agreements, Deerfield will provide funds for the Phase 3 program for avanafil. The $30 million in funding will be provided by Deerfield from two sources: $20 million under a Funding and Royalty Agreement and $10 million from the sale of our common stock. We have granted Deerfield a royalty interest on sales of MUSE, our product currently marketed for the treatment of erectile dysfunction as part of the funding collaboration.

Our Product Pipeline

We currently have the following research and development programs for investigational product candidates targeting obesity, diabetes and sexual health:

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

Obesity

In 2004, the U.S. Centers for Disease Control and Prevention, or the CDC, ranked obesity as one of the top health threats in America. Obesity is a chronic condition that affects millions of people and often requires long-term or invasive treatment to promote and sustain weight loss. Obesity is the second leading cause of preventable death in the United States. The American Obesity Association estimates that approximately 127 million or 64.5% of adults in the United States are overweight, and an estimated 60 million or 30.5% are obese. According to a study performed by the CDC, as reported in the Journal of the American Medical Association, an estimated 112,000 excess deaths a year in the United States are attributable to obesity. The total direct and indirect costs attributed to overweight and obesity amounted to approximately $117 billion in 2000. Additionally, Americans spend more than $30 billion annually on weight-loss products and services.

Diabetes

Diabetes is a significant worldwide disease. Based on the third edition of the Diabetes Atlas published in 2006, the International Diabetes Federation estimated that in 2007 there were 246 million people with diabetes worldwide, with 46% of those affected in the 40 to 59 age group. Diabetes, mostly type 2 diabetes, now affects 5.9% of the world’s adult population with almost 80% of the total in developing countries. The United States Centers for Disease Control and Prevention estimates, based on 2007 data, that nearly 24 million people in the United States have diabetes, mostly type 2 diabetes, and that 57 million people have pre-diabetes, a condition that puts people at increased risk of diabetes. Type 2 diabetes is characterized by inadequate response to insulin and/or inadequate secretion of insulin as blood glucose levels rise. Therapies for type 2 diabetes are directed toward correcting the body’s inadequate response with oral or injectable medications, or directly modifying insulin levels through injection of insulin or insulin analogs.

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

Previously, we reported results from a Phase 2 double-blind, randomized, and placebo-controlled clinical trial in which patients on Qnexa lost on average 25.1 pounds as compared to patients in the placebo group who lost 4.8 pounds. This trial involved 200 subjects, 159 women and 41 men with an average approximate age of 40 and a mean BMI of 38.6. (A BMI of > 30 is classified as obese per guidelines from the U.S. Department of Health and Human Services.) Patients completing the 24-week treatment period lost on average approximately 11% of baseline body weight, as compared to an average 2.8% in the placebo group. The difference between the Qnexa arm and the placebo arm was statistically significant. Qnexa was well-tolerated in this trial. The study completion rate for patients on Qnexa over the 24-week treatment period was 92%, as compared to 62% for patients in the placebo group. Adverse events occurring in greater than 10% in the Qnexa arm as compared to placebo included paresthesia (mild tingling of the extremities), altered taste, increased urinary frequency and headache. There were no dropouts in the Qnexa arm due to serious or severe adverse events.

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

We have successfully completed the Special Protocol Assessment, or SPA, process and have reached agreement with the FDA regarding key elements of the pivotal Phase 3 clinical trials of Qnexa for the treatment of obesity and weight-related co-morbidities. We have reached agreement with the FDA on study design features that will be employed throughout the entire Phase 3 program including the co-primary endpoints of the study, scope and size of the patient population, specific safety assessments, inclusion/exclusion criteria, duration of the trials and the statistical method for analyzing the co-primary study endpoints.

Under the SPA process, a sponsor may seek the FDA’s agreement on the design and analysis of a clinical trial intended to form the primary basis of an efficacy claim. If the FDA agrees in writing, its agreement may not be changed by the sponsor or the FDA after the trial begins except in limited circumstances, such as the FDA determining that a substantial scientific issue essential to determining the safety or effectiveness of the product was identified after the trial had begun. If the outcome of the trial is successful, the sponsor will ordinarily be able to rely on it as the basis for approval with respect to effectiveness.

The Phase 3 Qnexa program includes two pivotal, double-blind, placebo-controlled, multi-center studies comparing Qnexa to placebo over a 56-week treatment period. In November 2007, we initiated both of these two pivotal Phase 3 studies of Qnexa. All Phase 3 studies are utilizing our once-a-day formulation of Qnexa, which at full strength contains 15 mg phentermine immediate release and 92 mg topiramate controlled release. The studies are designed to prospectively demonstrate the safety and efficacy of Qnexa in obese and overweight patients with different baseline characteristics. The first study, known as EQUIP (OB-302), enrolled over 1,250 morbidly obese patients with a BMI that equals or exceeds 35 with or without controlled co-morbidities. The EQUIP study completed enrollment in March 2008. The second trial, known as CONQUER (OB-303), enrolled overweight and obese adult subjects with BMI’s from 27 to 45 and at least two co-morbid conditions, such as hypertension, dyslipidemia and type 2 diabetes. The co-primary endpoints for these studies will evaluate the differences between treatments in mean percent weight loss from baseline to the end of the treatment period and the differences between treatments in the percentage of subjects achieving weight loss of 5% or more. Patient enrollment for both pivotal Phase 3 trials, OB-302 and OB-303, are complete.

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

Qnexa for Diabetes

On June 10, 2008, the results of the Phase 2 study with Qnexa in diabetes were presented at the American Diabetes Association annual scientific meeting. Patients treated with Qnexa for 28 weeks had a reduction in HbA1c of 1.2% and lost on average 8% of their baseline body weight, or approximately 17 pounds. Qnexa patients also had significant improvement in cardiovascular risk factors including blood pressure, triglycerides levels and waist circumference. In the diabetes study (OB-202), subjects underwent a 4-week dose escalation period followed by 24 weeks of treatment. The study was a randomized, double-blind, placebo-controlled prospective trial, with subjects randomized to receive Qnexa or placebo. The study included 206 subjects (141 females, 65 males) with an average age of 49 years. Baseline BMIs were greater than 35 in both groups, and baseline body weight was 94.7 kg in the Qnexa group and 98.1 kg in the placebo group. At baseline, subjects had glycosylated hemoglobin (HbA1c) of 8.7%. Patients in the Qnexa group reduced systolic blood pressure from 122.8 mmHg to 118.9 mmHg, as compared to a neutral effect in the placebo group from 124.4 mmHg to 124.5 mmHg (p<0.005). Patients in the Qnexa group reduced diastolic blood pressure from 74.7 mmHg to 73.7 mmHg, as compared to a marginal increase in the placebo group from 75.7 mmHg to 76.6 mmHg (p<0.018). Patients in the Qnexa group also had a significant reduction in triglycerides from 162 mg/dL to 143 mg/dL, as compared to subjects in the placebo group that had a slight reduction from 172.2 mg/dL to 171.6 mg/dL (p<0.016). Most of the subjects had been diagnosed with diabetes for more than five years (59%). Sixty percent of subjects were on two or more oral diabetic medications. Patients on antidepressant medications such as SSRIs and SNRIs were allowed to participate in the study. Subjects were instructed to follow a simple diet and lifestyle modification program throughout the study. The primary endpoint was change in glycemic control as reflected by measurements of hemoglobin A1c. Investigators were allowed to intervene and add/adjust anti-diabetic and anti-hypertensive medications during the study based on predetermined rescue criteria and nationally recognized standards of care. The incidence of hypoglycemia in the treatment and placebo arms were comparable (6% versus 5%, respectively). Qnexa was well-tolerated, with no treatment-related serious adverse events (SAEs). The most common treatment-related adverse events were nausea, paresthesias, constipation, dry mouth and dizziness.

A subset analysis of the Phase 2 OB-202 study with Qnexa in diabetes of subjects with higher cardiovascular risk factors at baseline demonstrated that these subjects had significantly greater improvements in these risk factors on Qnexa as compared to placebo. This analysis population is comprised of subjects with elevated baseline risk factors that were in the upper quartile of the overall study population. Specifically, these higher-risk subjects treated with Qnexa reduced their systolic blood pressure (SBP) by 11.2 mmHg from a baseline mean of 138.1 mmHg, as compared to a reduction of 1.9 mmHg from a baseline mean of 140.7 mmHg in the placebo group (p=0.006). Similarly, diastolic blood pressure (DBP) was reduced by 7.9 mmHg from a baseline mean of 83.5 mmHg in the Qnexa group, as compared to a reduction of 3.3 mmHg from a baseline mean of 86.3 mmHg in the placebo group (p=0.015). Current standard of care for diabetics includes a target SBP < 130 and DBP < 80 mmHg. Higher-risk subjects with elevated triglyceride levels at baseline that were treated with Qnexa experienced a reduction of 86.9 mg/dL or 32% from baseline as compare to a reduction of 25.3 mg/dL or 8.7% in the placebo group (p=0.022). Fasting plasma glucose (FPG) in the higher-risk subjects was reduced by 85.2 mg/dL or 35% from a baseline mean of 245 mg/dL in the Qnexa group as compared to a reduction of 42.2 mg/dL or 17% from a baseline mean of 242.4 mg/dL in the placebo group (p=0.006).

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

Pre-clinical and clinical data suggest that avanafil:

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

Clinical Status

Previously, we announced positive Phase 2 results for Luramist which showed a statistically significant improvement in the number of satisfying sexual events in pre-menopausal patients with HSDD. We met with the FDA to share results from our Phase 2 clinical study and to discuss the Phase 3 study requirements. We submitted a Phase 3 safety and efficacy protocol under the SPA process and met with the FDA in March 2007 to resolve the issues they raised regarding the details of the protocol. In April 2008, we successfully completed and reached agreement with the FDA regarding the SPA for the Phase 3 efficacy trials for Luramist. In addition, we reached agreement with the FDA on the safety requirements necessary for approval.

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

In addition to the two pivotal Phase 3 efficacy trials, we have reached agreement with the FDA on the safety study. The safety study will be a randomized, double-blind, placebo-controlled, multi-center, cardiovascular event-based outcomes study. Subjects will be required to have an average exposure of 12 months. The study will enroll approximately 5,200 postmenopausal women, aged 50 years or older, who have at least one cardiovascular risk factor. As an event-driven study, analysis of outcomes may occur when there is an average exposure of 12 months and a sufficient number of cardiovascular events have occurred. Subjects enrolled in the safety study will remain in the study for up to five years to allow longer term assessments of cardiovascular and breast cancer risks. These longer term assessments out to five years are not required for NDA submission.

With the successful completion of the two pivotal Phase 3 efficacy studies along with achieving the primary endpoint of the safety study, we currently anticipate submitting an NDA seeking approval of Luramist within two years from initiation of the safety study.

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

Sale of Evamist to K-V Pharmaceutical Company

On March 30, 2007, we entered into a definitive agreement with K-V, to transfer our assets and grant a sublicense of our rights under the Evamist Agreement to K-V, or the Transaction. The closing of the Transaction occurred on May 15, 2007. Under the terms of the Transaction, we received an upfront payment of $10 million upon the closing. On July 27, 2007, we received FDA approval of the NDA for Evamist. On August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V and on August 8, 2007, K-V paid us the additional $140 million milestone payment due upon FDA approval of the Evamist NDA. In August 2008, the Company assigned all of its rights and obligations under the Evamist license agreement to K-V. We may also receive certain one-time payments of up to $30 million based on achieving certain annual net sales thresholds for Evamist. In connection with the Transaction, in order to obtain Tanabe’s blanket release of liens against our assets including the Evamist assets and intellectual property, we repaid the Tanabe line of credit.

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

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Under the agreements, Deerfield and its affiliates agreed to provide us with $30 million in funding. The $30 million in funding consists of $20 million from the FARA entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of our common stock. Under the FARA, the Deerfield Affiliates made $3.3 million payments to us in April and August 2008 and will make four quarterly payments of approximately $3.3 million, thereafter. Such payments are referred to as the Funding Payments. We will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational product candidate to Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, manufacture, promote and sell MUSE, and develop avanafil. At the closing on April 15, 2008, under the securities purchase agreement, the

Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately $200,000 in certain expenses incurred in this transaction. The number of shares was determined based on the volume weighted average price on the Nasdaq Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights. If either party exercises its option, any further royalty payments would be effectively terminated. Collectively, these transactions are referred to as the Deerfield Transactions.

Also in connection with the Deerfield Transactions, VIVUS, the Deerfield Affiliates and Deerfield Sub entered into the Option and Put Agreement, dated April 3, 2008, or the OPA. Pursuant to the OPA, the Deerfield Affiliates have granted us an option to purchase all of the outstanding shares of common stock of Deerfield Sub from the Deerfield Affiliates, referred to as the Option, and we have agreed to grant the Deerfield Affiliates an option to require us to purchase all of the outstanding shares of common stock of Deerfield Sub from the Deerfield Affiliates, referred to as the Put Right.

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

•                  any date on which:

(1)         the market capitalization of the Company falls below $50 million; or

(2)         the amount of cash and cash equivalents as defined, held by the Company falls below $15 million; or

(3)         the fifteenth day following the delivery of written notice to the Company that we have failed to make Royalty Payments in accordance with the provisions of the FARA unless we make such Royalty Payments prior to such fifteenth day; or

(4)         a Major Transaction, as defined below, closes.

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

The aggregate consideration payable by the Company upon exercise of the Put Right, or the Put Purchase Price, would be equal to the sum of the Base Put Price, plus: (i) the cash and cash equivalents held by Deerfield Sub at the date of the closing of the resulting sale of the common stock of Deerfield Sub; (ii) accrued and unpaid royalties; and minus (i) accrued but unpaid taxes; (ii) unpaid Funding Payments; and (iii) any other outstanding liabilities of Deerfield Sub.

Pursuant to the OPA, the following events would qualify as Major Transactions:

•                  a consolidation, merger, exchange of shares, recapitalization, reorganization, business combination or similar event:

(1)           following which the holders of the Company’s common stock immediately preceding such event either:

(a)           no longer hold a majority of the shares of the Company’s common stock; or

(b)           no longer have the ability to elect a majority of the the Company’s Board of Directors;

(2)          as a result of which shares of the Company’s common stock  are changed into (or the shares of common stock become entitled to receive) the same or a different number of shares of the same or another class or classes of stock or securities of the Company or another entity, collectively referred to as Change in Control Transactions;

•                  a sale or transfer of the Company’s assets in one transaction or a series of related transactions for a purchase price of more than $350 million where the consideration to be payable at or within 30 days of closing of such transaction or transactions has a value of more than $350 million, or a sale, transfer or license of all or substantially all the Company’s assets or proprietary rights that relate specifically to MUSE or avanafil; or

•                  a purchase, tender or exchange offer made to the holders of outstanding shares of the Company’s  common stock, such that following such purchase, tender or exchange offer a Change in Control Transaction shall have occurred; or

•                  an issuance or series of issuances in a series of related transactions by the Company of an aggregate number of shares of common stock in excess of 20% of the Company’s outstanding common stock on the date hereof if, immediately prior to such issuance, the market capitalization of the Company is less than $300 million.

In connection with the FARA, Deerfield Sub and the Company have entered into a Royalty Security Agreement, whereby we have granted Deerfield Sub a security interest in certain collateral related to MUSE and avanafil including: all of our drug applications; all existing and future licenses relating to the development, manufacture, warehousing, distribution, promotion, sale, importing or pricing of MUSE and avanafil; our intellectual property and all of the accounts, inventory and equipment arising out of or relating to Muse and avanafil. In connection with the OPA, the Deerfield Affiliates and the Company have entered into a security agreement, whereby we have granted the Deerfield Affiliates a security interest in the same Collateral as defined by the Royalty Security Agreement. The security interest granted to the Deerfield Affiliates has priority to that granted to Deerfield Sub by the Royalty Security Agreement.

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

Sales Allowances and Reserves:  Revenues from product sales are recorded net of product sales allowances for expected returns of expired product, government chargebacks and other rebate programs, and cash discounts for prompt payment. These sales allowances are deducted from gross product revenues at the time such revenues are recognized along with the recording of a corresponding reserve, or liability. In making these estimates we take into consideration our historical information, current contractual and statutory requirements, shelf life of our products, estimated customer inventory levels and information received from outside parties. Significant judgments and estimates must be made and used in estimating the reserve balances in any accounting period. Our product sales allowances and reserves include:

•                  Product Returns:  We have estimated reserves for product returns from wholesalers, hospitals and pharmacies in the United States in accordance with our product returns policy. Our returns policy allows product returns within the period beginning six months prior to and twelve months following product expiration. We sell one pharmaceutical product, MUSE, which is sold in four dosages. Three of these dosages have a 24-month shelf-life. The fourth, which has a small sales volume, has an 18-month shelf-life. As of September 30, 2008, the shipments of MUSE in the United States made in 2008, 2007, and a portion of the shipments in 2006 remain subject to future returns.

We record reserves for anticipated returns of expired product in the United States. We follow this method since reasonably dependable estimates of product returns can be made based on historical experience. There is no right-of-return on expired product sold internationally subsequent to shipment; thus, no returns reserve is needed.

We estimate our returns reserve by utilizing historical information and returns data obtained from external sources, along with the shelf life of the product. We believe that the information obtained from external sources is reliable, but we are unable to independently verify the accuracy of such data. We track the actual returns on a lot-by-lot basis along with date of production and date of expiration. We review the actual returns experience for trends. We calculate our returns reserve by applying an estimated return rate to the quantity of units sold that is subject to future return. We routinely assess our experience with product returns and adjust the reserves accordingly. Revisions in returns estimates are charged to income in the period in which the information that gives rise to the revision becomes known.

•                  Chargebacks:  Chargebacks include government chargebacks which are contractual commitments by us to provide MUSE to federal government organizations including the Veterans Administration at specified prices and other rebate programs, primarily with Medicaid, Medicare Part D and managed care organizations, for the reimbursement of portions of the prescriptions filled that are covered by these programs. Allowances for chargebacks are recorded at the time of sale to the wholesaler distributors and accrued as a reserve. In estimating the chargeback reserve, we analyze actual government chargeback and rebate amounts paid and apply chargeback rates to estimates of the quantity of units subject to chargeback. We estimate this reserve by utilizing historical information, contractual and statutory requirements, end-customer prescription demand data, estimated quantities sold to these organizations and estimated wholesaler inventory levels based upon data obtained from our larger wholesaler customers. We believe that the information received from the wholesaler customers regarding inventory levels  and information received from external sources regarding end-customer prescription demand are reliable, but we are unable to independently verify the accuracy of such data. Effective January 1, 2006, MUSE no longer qualifies for Medicaid reimbursement and effective January 1, 2007, MUSE no longer qualifies for Medicare Part D. We routinely reassess the chargeback estimates and adjust the reserves accordingly.

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

On May 15, 2007, we closed our transaction with K-V Pharmaceutical Company, or K-V, for the sale of our product candidate, Evamist, a metered dose transdermal spray for the treatment of menopause symptoms. At the time of the sale, Evamist was an investigational product and was not yet approved by the FDA for marketing. The sale transaction contained multiple deliverables, including: the delivery at closing of the Evamist assets (mainly raw material inventory and certain fixed assets), a grant of a sublicense of our rights under a license related to Evamist, and a license to the MDTS applicator; the delivery upon receipt of regulatory approval of Evamist, along with all regulatory submissions; and, lastly, the delivery after FDA approval of certain transition services and a license to improvements to the MDTS applicator. We received approval from the FDA to market Evamist on July 27, 2007, or FDA Approval, and on August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V. In August 2008, the Company assigned all of its rights and obligations under the Evamist license agreement to K-V.

We received an upfront payment of $10 million in May 2007 upon the closing and received an additional $140 million milestone payment in August 2007 upon FDA Approval. These payments are non-refundable.

We evaluated this multiple deliverable arrangement under EITF 00-21 to determine whether the deliverables are divided into separate units of accounting.

Upon FDA Approval, the two remaining deliverables are the transition services to be performed under the Transition Services Agreement, or TSA, and a license to improvements to the MDTS applicator, or Improvement License, during the two-year period commencing with the closing, or May 15, 2007, and ending on May 15, 2009. We are able to establish fair value for the TSA.

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

As a result, the initial $10 million paid at closing and the $140 million paid upon FDA Approval have been recorded as deferred revenue and will be recognized as license revenue, together with the future billings under the TSA, if any, ratably over the remaining 21.5-month term of the Improvement License, from August 1, 2007 to May 15, 2009. The revenue related to the transaction recognized in the year ended December 31, 2007 was $34.9 million and for the nine months ended September 30, 2008 was $62.8 million. Such revenue in future quarters is expected to be recognized as follows (in thousands):

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of September 30, 2008, it was not considered more likely than not that our deferred tax assets would be realized.

As of September 30, 2008, we believed that the amount of the deferred tax assets recorded on our condensed consolidated balance sheet would not ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets; we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

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

Inventories

We record inventory reserves for estimated obsolescence, unmarketable or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the quarter ended September 30, 1998, we established significant reserves against our inventory to align with the then new estimates of expected future demand for MUSE. In 2007, we disposed of $2.8 million of fully reserved alprostadil. The disposal had no impact on cost of goods sold. As of September 30, 2008, the remaining inventory reserve balance is $1.6 million relating to raw materials and components. In the first quarter of 2005, we determined that we likely would continue to use some portion of the fully reserved component parts inventory in production. When we record inventory reserves, we establish a new, lower cost basis for the inventory for accounting purposes. Accordingly, to the extent that this fully reserved inventory was used in production in the first nine months of 2008 and 2007, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. All cash equivalents are in money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, certificates of deposit, corporate bonds and commercial paper. These amounts are recorded at cost, which approximates fair value.

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

We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities in accordance with our investment policy. The investment policy has the primary investment objectives of preservation of principal while at the same time maximizing yields without significantly increasing risk; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. Certain of these securities are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues.

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. Our marketable securities have been classified and accounted for as available-for-sale. These securities are carried at fair value, based on market prices obtained from a number of pricing methods used to derive the fair value of the securities on a recurring basis, which include the use of independent pricing services, brokers quotes and discussions with portfolio managers. We hold certain securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we will occasionally sell these securities prior to their stated maturities. As these securities are viewed by us as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital—Current Assets and Liabilities, securities with maturities beyond 12 months are classified as current assets, except for certain securities that we expect to recover their full or substantial values beyond the next 12 months due to the current lack of a readily available market, and the continued uncertainty in the capital markets. Consequently, we have classified those available-for-sale securities as non-current in our condensed consolidated balance sheets.

Our policy is to record investments in marketable securities as available-for-sale because the sale of such securities may be required prior to maturity. Any gains and losses on the sale of marketable securities are determined on a specific identification basis and are included in other-than-temporary loss on impaired securities in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).

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

From 2005 and until December 2007 we had an investment in Columbia Strategic Cash Portfolio, or Strategic Cash, offered by our investment advisor, Columbia Management LLC, or Columbia. Strategic Cash is an enhanced money market fund in which the fund sought to maintain a $1 per share net asset value. We used Strategic Cash for the investment of excess cash, and periodic transfers were made from Strategic Cash to the operating cash account to fund our current operations.

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

We monitor our investment portfolio for impairment on a quarterly basis. In the event that the carrying value of an investment exceeds its fair value and the decline in value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis for the investment is established. In order to determine whether a decline in value is other-than-temporary, we evaluate, among other factors: the duration and extent to which the fair value has been less than the carrying value; our financial condition and business outlook, including key operational and cash flow metrics, current market conditions and future trends in our industry; our relative competitive position within the industry; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

We recorded $1 million and $3.7 million of share-based compensation expense for the quarter and nine months ended September 30, 2008, respectively, and $910,000 and $2.8 million of share-based compensation expense for the quarter and nine months ended September 30, 2007, respectively. Share-based compensation expense is allocated among cost of goods sold and manufacturing, research and development and selling, general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.

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

Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157 Fair Value Measurements. Adoption of the provisions of this standard did not have a material effect on our financial position. For assets that are measured using quoted prices in active markets, total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs.

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

Valuation Technique.  SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of VIVUS. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. SFAS No. 157 prescribes three valuation techniques that shall be used to measure fair value as follows:

1.  Market Approach—uses prices or other relevant information generated by market transactions involving identical or comparable assets or liabilities.

2.  Income Approach—uses valuation techniques to convert future amounts to a single present amount (discounted).

3.  Cost Approach—the amount that currently would be required to replace the service capacity of an asset (i.e., current replacement cost).

       One or a combination of the approaches above can be used to calculate fair value, whichever results in the most representative fair value.

       In addition to the three valuation techniques, SFAS No. 157 prescribes a fair value hierarchy in order to increase consistency and comparability in fair value measurements and related disclosures. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•                  Level 1—Valuations based on quoted prices in active markets for identical assets. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded equity securities that are actively traded.

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

Level 2 includes financial instruments  that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including time value, yield curve, volatility factors, prepayment speeds, default rates, loss severity, current market and contractual prices for the underlying financial instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace.

•                  Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Level 3 is comprised of unobservable inputs that are supported by little or no market activity. Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial assets include securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. At September 30, 2008, these securities were valued primarily using broker and portfolio manager pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity.

The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. Investment securities priced using non-binding broker quotes are included in Level 3.

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

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Please refer to Note 7: Deerfield Financing and Note 8: Notes Payable to the notes to condensed consolidated financial statements included in this Form 10-Q for additional information on these agreements. Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from the FARA, and $10 million from the sale of the Company’s common stock. Under the FARA, the Deerfield Affiliates made $3.3 million payments to us in April and August 2008 and will make four quarterly payments of approximately $3.3 million, thereafter. We have agreed to pay royalties on the current net sales of MUSE and once approved, future sales of avanafil, an investigational product candidate, to the Deerfield Sub. The agreements also provide us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights. If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, we paid $2 million to the Deerfield Affiliates.

We have evaluated the Deerfield financing in accordance with FASB Financial Interpretation No., or FIN, 46(R), Consolidation of Variable Interest Entities, or FIN 46R, and determined that the Deerfield Sub may constitute a Variable Interest Entity, or VIE; however, we have also determined that the Company is not the primary beneficiary of this VIE at this time and we therefore have concluded that we are not required to consolidate the Deerfield Sub.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162, which defines the category and order of authority of accounting principles that are generally accepted, including rules and interpretations of the Securities and Exchange Commission, or SEC. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board, or PCAOB, amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management is currently evaluating the impact of adopting this Statement, but we do not expect the adoption of SFAS 162 to have a material impact on our condensed consolidated financial position or results of operations.

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

In June 2007, the FASB ratified EITF 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-03, which requires nonrefundable advance payments for future R&D activities to be capitalized and recognized as an expense as the goods are delivered or services are performed. Earlier application is not permitted. EITF 07-03 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. On January 1, 2008, we adopted this Statement which did not have a material impact on our condensed consolidated financial position or results of operations.

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

RESULTS OF OPERATIONS

Executive Overview

For the three months ended September 30, 2008, we reported net income of $266,000, or $0.00 net income per share, as compared to $1.3 million, or $0.02 net income per share, during the same period in 2007. The lower net income in the third quarter of 2008 as compared to the third quarter of 2007 is primarily due to an increase in operating expenses and from the loss due to an other-than-temporary decline in the market value of certain investments, partially offset by the recognition of additional K-V deferred license revenue in the third quarter of 2008. The increase in operating expenses was primarily attributable to spending related to our Phase 3 clinical trials of Qnexa for the treatment of obesity. In addition, we recorded a provision for income taxes of $4.4 million as a result of the $150 million received from K-V in the third quarter of 2007.

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates. Under the agreements Deerfield and its affiliates agreed to provide $30 million in funding to us. The $30 million in funding consists of $20 million from the FARA, and $10 million from the sale of the Company’s common stock at the closing on April 15, 2008 in connection with the registered direct offering mentioned above under a securities purchase agreement. Under the FARA, the Deerfield Affiliates made $3.3 million payments to us in April and August 2008 and will make four quarterly payments of approximately $3.3 million thereafter. The amounts of funding provided under the FARA, net of certain amounts, represent a financial obligation, a loan payable by the Company in which the principal and interest will be repaid through royalty payments and the exercise of the option or put rights.

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

The revenue related to the transaction recognized in the third quarter of 2008 was $20.9 million and the revenue in future quarters is expected to be recognized as follows (in thousands):

Quarter ending	License revenue
December 31, 2008	$20,930
March 31, 2009	$20,930
June 30, 2009	$10,465

With the exception of income generated from the revenue recognition of the $150 million received from K-V, we may have continued losses in future years, depending on the timing of our research and development expenditures, because we expect MUSE sales to remain consistent with prior years and we plan to continue to invest in clinical development of our current research and investigational product candidates to bring those potential products to market.

Revenue. (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
	(In thousands, except percentages)
United States product, net	$3,774	$4,075	(7)%	$7,785	$7,572	3%
International product	657	944	(30)%	2,511	3,003	(16)%
Other revenue	21,046	14,069	50%	63,138	14,300	342%
Total revenues	$25,477	$19,088	33%	$73,434	$24,875	195%

Product revenues for the quarters ended September 30, 2008 and September 30, 2007, were $4.4 million and $5 million, respectively. In the nine months ended September 30, 2008 and September 30, 2007, product revenues totaled $10.3 million and $10.6 million, respectively.

U.S. product revenues decreased slightly in the third quarter of 2008 as compared to the prior year period primarily due to a small decrease in shipments of MUSE and the increase to sales in the third quarter 2007 resulting from an adjustment to our sales allowances of $519,000 and partially offset by a price increase for 2008. The sales adjustment in the third quarter 2007 was the result of updated information received from certain wholesaler customers of the inventory in the distribution channel. The increase in U.S. product revenues in the nine months ended September 30, 2008 as compared to the same period in 2007 is primarily due to a modest increase in shipments and increased prices in the nine months ended September 30, 2008 as compared to the prior year period. The fluctuation in international revenues in the three and nine months ended September 30, 2008 as compared to the same periods in 2007 was due to the timing of orders from our international partners. The change in MUSE domestic shipments in the three and nine months ended September 30, 2008 as compared to the prior year periods is a result of fluctuations in inventory levels at the wholesale level and is not indicative of any trend.

Although the demand for MUSE has stabilized,  we are not able to anticipate if wholesalers will continue their historical pattern of making purchases in the fourth quarter that exceed expected quarterly demands. If wholesalers do not repeat this pattern of purchasing quantities of MUSE that exceed quarterly demands, revenues from the sale of MUSE in 2008 may be lower as compared to 2007. We have been notified that one of our larger wholesaler customers will not purchase quantities that exceed expected demand in the fourth quarter 2008 as they have in prior years.

On March 30, 2007, we announced that we had entered into a definitive agreement with K-V, to transfer our assets and grant a sublicense of our rights under the Evamist Agreement to K-V, or the Transaction. In August 2008, the Company assigned all of its rights and obligations under the Evamist license agreement to K-V. The closing of the Transaction occurred on May 15, 2007 and on July 27, 2007, we received FDA approval of the Evamist NDA. An initial $10 million was paid at closing and $140 million was paid upon FDA approval. These payments have been recorded as deferred revenue and will be recognized as revenue ratably over the remaining 21.5-month term of the Improvement License, from August 1, 2007 to May 15, 2009.

Cost of goods sold and manufacturing. (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
	(In thousands, except percentages)
Cost of goods sold and manufacturing	$2,547	$2,736	(7)%	$8,263	$8,498	(3)%

Cost of goods sold and manufacturing, or cost of goods sold, in the third quarter of 2008 decreased $189,000, or 7%, to $2.5 million, as compared to $2.7 million for the third quarter of 2007. Cost of goods sold decreased in the three months ended September 30, 2008 as compared to the same period in 2007 primarily due to decreased shipments, materials and manufacturing costs in the third quarter of 2008 as compared to the third quarter of 2007.

In the nine months ended September 30, 2008 costs of goods sold decreased $235,000, or 3%, to $8.3 million, as compared to $8.5 million in the same period last year. In the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, the balance of cost of goods sold is lower primarily due to a one-time charge of $559,000 for the sale of Evamist assets in May 2007 partially offset by $444,000 in costs incurred due to the non-conformance of certain raw materials in 2008.

We anticipate cost of goods sold and manufacturing for the year 2008 will be similar to costs incurred in 2007.

Research and development. (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
	(In thousands, except percentages)
Research and development	$15,590	$8,644	80%	$54,296	$15,610	248%

Research and development expenses in the third quarter of 2008 increased $7 million, or 80%, to $15.6 million, as compared to $8.6 million for the third quarter of 2007. In the third quarter of 2008, this included increased spending for Qnexa in obesity of $7.4 million, avanafil of $643,000 and increased spending of $812,000 (primarily due to increases in non-cash stock based compensation expense of $89,000, compensation and related expense of $436,000 due to an increase in headcount, increased consulting expense of $177,000 and a net increase in other non-project related spending of $110,000) partially offset by decreased Qnexa for diabetes spending of $313,000 and Evamist spending of $1.6 million as compared to the third quarter of 2007.

In the nine months ended September 30, 2008, research and development expenses increased $38.7 million, or 248%, to $54.3 million, as compared to $15.6 million in the same period last year. This increase was primarily due to increased Qnexa for obesity spending of $36.5 million, and a net increase in non-project related expenses of $2.2 million (primarily attributable to $851,000 in increased compensation and related expense due to an increase in headcount, increased consulting expense of $567,000, increased non-cash stock based compensation expense of $452,000 and a net increase in other non-project related spending of $295,000). In the nine months ended September 30, 2008, we spent $37.1 million on Qnexa Phase 3 trials performed by our primary contract research organization which represented 68% of our total research and development expenses.

We anticipate that our research and development expenses will continue to increase significantly in 2008 over the expenses in 2007, as we continue to advance the clinical program for Qnexa for the treatment of obesity and our other investigational products. The current remaining contractual obligation for payments to our primary contract research organization for the Phase 3 Qnexa trials totals $32.6 million. There are likely to be additional research and development expenses related to Qnexa and our other investigational products under development. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and preclinical studies. Regardless, if we are successful in obtaining FDA regulatory approval for any new investigational product candidates being developed through our research and development efforts, we do not expect to recognize revenue from sales of such new products, if any, for several years due to the length of time required to develop investigational product candidates into commercially viable products.

Selling, general and administrative.(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	2008 vs. 2007	2008	2007	2008 vs. 2007
	(In thousands, except percentages)
Selling, general and administrative	$4,502	$3,691	22%	$13,099	$11,988	9%

Selling, general and administrative expenses in the three months ended September 30, 2008 of $4.5 million increased $811,000, or 22% as compared to the three months ended September 30, 2007. In the quarter ended September 30, 2008, this increase is primarily due to incremental increases in compensation expense of $236,000, investor relations expenses of $230,000, corporate legal fees of $262,000, and other net selling, general and administrative expenses net increases of $254,000 partially offset by decreased MUSE related marketing expense of $171,000, as compared to the quarter ended September 30, 2007.

In the nine months ended September 30, 2008, selling, general and administrative expenses increased $1.1 million, or 9%, to $13.1 million as compared to the same period in 2007. The increase is primarily due to incremental increases in non-cash stock based compensation expense of $444,000, compensation expense of $750,000, investor relations expense of $274,000, corporate legal fees of $163,000, and other net selling, general and administrative expenses net increases of $321,000 partially offset by a decrease in MUSE related marketing expense of $841,000, as compared to the nine months ended September 30, 2007.

We anticipate that our selling, general and administrative expenses for the year 2008 will be similar to 2007.

Interest income and expense.

Interest income for the quarter ended September 30, 2008 was $1.2 million, as compared to $1.8 million for the quarter ended September 30, 2007 and $4.7 million for the nine months ended September 30, 2008, as compared to $3.3 million for the nine months ended September 30, 2007. The decrease in interest income in the quarter ended September 30, 2008 as compared to the same period last year is primarily due to lower investment yields in the three months ended September 30, 2008 as compared to the same period in 2007.  The increase in interest income in the nine months ended September 30, 2008 as compared to the same period last year is primarily due to the increase in our average investment cash balance.

Interest expense for the quarter ended September 30, 2008 was $282,000 as compared to $125,000 during the same period last year and $589,000 in the nine months ended September 30, 2008 as compared to $409,000 during the same period last year. The net increase in interest expense in the three and nine months ended September 30, 2008 as compared to the same period in 2007 is primarily due to interest expense on the Deerfield financing partially offset by a reduction in interest expense on both the Crown note and the Tanabe line of credit. On April 24, 2007, in connection with the sale of Evamist to K-V, we paid off the $6.7 million outstanding balance on the Tanabe line of credit, including all accrued interest and terminated the line of credit.

The other-than-temporary loss on impaired securities was $3.5 million in the third quarter of 2008 and $5.1 million in the nine months ended September 30, 2008. Included in the $3.5 million charge taken in the third quarter was $2.2 million related to corporate bonds issued by Lehman Brothers Holdings Inc., or Lehman (or their respective subsidiaries, as appropriate). On September 15, 2008, Lehman filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, recovery of the full value of our Lehman bonds, if any, is deemed remote and we recognized an other-than-temporary impairment in the three months ended September 30, 2008. This primarily represents unrealized impairment losses recorded on securities that are classified as available-for-sale securities on our condensed consolidated balance sheet as of September 30, 2008. There was no impairment loss recorded for the quarter and nine months ended September 30, 2007. With the current volatility and turmoil in the economy and financial markets there can be no assurance that additional impairment losses will not be recognized in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Unrestricted cash, cash equivalents and available-for-sale securities totaled $204.1 million at September 30, 2008, as compared to $179.5 million at December 31, 2007. The increase in cash, cash equivalents and available-for-sale securities of $24.6 million is the net result of cash provided by financing activities, partially offset by cash used for operating activities for the first nine months of 2008. Included in these amounts are cash receipts from the sale of common stock and the Deerfield financing, including $73.4 million in net proceeds from the issuance of common stock and $4.2 million from the FARA, as well as $1.4 million from stock option exercises and $141,000 from the sale of common stock through our ESPP.

Since inception, we have financed operations primarily from the issuance of equity securities. Through September 30, 2008, we raised $300 million from financing activities, received $150 million from the sale of Evamist and had an accumulated deficit of $173.1 million at September 30, 2008.

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

At September 30, 2008, we had $96.2 million in cash and cash equivalents and $107.9 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities, in accordance with our investment policy. The investment policy has the primary investment objectives of preservation of principal while at the same time maximizing yields without significantly increasing risk; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. Certain of these securities are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues.

The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the nine months ended September 30, 2008, we recorded charges for other-than-temporary impairment of securities of $5.1 million. We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be charged to income in future periods.

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

Accounts Receivable. Accounts receivable (net of allowance for doubtful accounts) at September 30, 2008 was $2.5 million, as compared to $4.2 million at December 31, 2007. The 40% decrease in the accounts receivable balance at September 30, 2008 is primarily due to lower sales in the month of September 2008 as compared to December 2007. Currently, we do not have any significant concerns related to accounts receivable or collections.

Liabilities. Total liabilities were $86.2 million at September 30, 2008; $53.3 million lower than at December 31, 2007. The change in total liabilities includes a $63.1 million net decrease in deferred revenue primarily due to the amortization of the $150 million in deferred license revenue received from K-V on the sale of Evamist, offset by a $5.4 million increase in accrued research and clinical expenses related to the Qnexa for obesity development effort and a $4.2 million increase in note payable due to borrowings under the FARA.

We have entered into manufacturing agreements with suppliers to purchase raw materials. As of September 30, 2008, our remaining commitment under these agreements is to purchase a minimum of $2.3 million of product from 2008 through 2011. Should our inventory of raw materials exceed our future production needs, it may be necessary to write-off additional excess inventory.

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

Operating Activities. Our operating activities used $47.7 million of cash and provided $134 million of cash during the nine months ended September 30, 2008 and 2007, respectively. During the first nine months of 2008, our net operating loss of $3.2 million was offset by a $5.1 million other-than-temporary loss on impaired securities, $3.7 million in non-cash stock based compensation expense, a $5.4 million increase in accrued research and clinical expenses primarily due to the Qnexa for obesity development effort, a $1.7 million increase in accounts payable due to the timing of payments, a $1.6 million reduction in our accounts receivable, due to the collection of monies owed to us, and a $1.8 million decrease in prepaid and other assets. These positive cash flows to our net operating loss were in turn offset by the recognition of $63.1 million in revenue primarily due to the amortization of deferred license revenue from the receipt of $150 million from K-V for the sale of Evamist. During the first nine months of 2007, our net operating loss of $12.7 million was offset by the deferral of $135.7 million of license revenue due to the receipt of $150 million from K-V for the sale of Evamist, a $3.3 million increase in accounts payable due to the timing of payments, a $2.7 million reduction in our accounts receivable, due to the collection of monies owed to us, $2.8 million in non-cash stock-based compensation expense, and a $4.4 million increase in income taxes payable related to the Evamist license revenue. In addition, the increase in prepaid and other assets decreased operating cash by $1.7 million in the nine months ended September 30, 2007.

Investing Activities. Our investing activities provided $27.6 million and used $13.8 million in cash during the nine months ended September 30, 2008 and 2007, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities. Financing activities provided $78.4 million and used $3.6 million during the nine months ended September 30, 2008 and 2007, respectively. In the first nine months of 2008, the cash provided by financing activities included cash receipts from the Deerfield financing including $9.7 million in net proceeds from the issuance of common stock and $4.2 million from the FARA, net proceeds of $63.7 million from the registered direct offering of our common stock, $1.4 million in proceeds from the exercise of stock options and $141,000 from the sale of common stock through our ESPP partially offset by $738,000 in principal payments under our notes payable.  In the first nine months of 2007, the cash used by financing activities was primarily due to the $6.7 million payoff of the Tanabe loan in the second quarter of 2007, partially offset by $1.7 million in proceeds from the exercise of stock options.

On December 22, 2005, we purchased from our landlord our principal manufacturing facility, which was previously leased, for $7.1 million. The purchase price was funded in part by $3.3 million, which was being held by the landlord as cash collateral for renovations to the facility upon the termination of the lease and the remainder with cash. On January 4, 2006, we obtained a $5.4 million loan from Crown Bank, N.A., or Crown. The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for the Crown loan. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% and 9.25% for the first nine months of 2008 and 2007, respectively.

On April 15, 2008, we closed the Deerfield Transaction in which Deerfield and its affiliates agreed to provide us with $30 million in funding. The $30 million in funding consists of $20 million from the FARA entered into with the Deerfield Sub, and $10 million from the sale of our common stock under a securities purchase agreement. Under the FARA, the Deerfield Affiliates made $3.3 million payments to us in April and August 2008 and will make four quarterly payments of approximately $3.3 million, thereafter. We will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational product candidate, to Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, manufacture, promote and sell MUSE, and develop avanafil. At the closing on April 15, 2008, in connection with the registered direct offering under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed certain expenses incurred in this transaction of approximately $200,000. The number of shares was determined based on the volume weighted average price on the Nasdaq Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008.

The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, or put right, the Deerfield Sub holding the royalty rights. If we exercise our right to purchase the Deerfield Sub, the net price will be $23 million if exercised within three years or $26 million if exercised after three years but before four years (the purchase price is subject to other adjustments, as defined in the agreement). After three years from the closing the Deerfield Affiliates may exercise the right to compel us to purchase the Deerfield Sub at a price of $17 million. This price could increase up to $26 million, and the timing of the sale of the shares could be accelerated under certain conditions including a change-in-control, sale of MUSE or avanafil, sale of major assets and the sale of securities in a transaction or a series of related transactions by the Company that exceed 20% of our outstanding common stock at the date the Option and Put Agreement was signed if at the time of the sale the Company’s market capitalization is below $300 million (each, a Major Transaction). Under these conditions, the cost of the shares of Deerfield Sub would be $23 million on or before the third anniversary and $26 million from the third through tenth anniversary. The sale of the shares of Deerfield Sub could also accelerate if the Company’s cash, cash equivalents and available for sale securities falls below $15 million or the Company’s market capitalization falls below $50 million. The purchase prices under the put right are subject to other adjustments as defined in the agreements.  If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, we paid $2 million to the Deerfield Affiliates. Our intellectual property and all of the accounts receivable, inventory and equipment arising out of or relating to MUSE and avanafil are collateral for this transaction.

On May 5, 2008, we filed with the SEC a shelf Registration Statement on Form S-3 (File Number 333-150649) and was declared effective by the SEC on May 29, 2008, providing the us with the ability to offer and sell up to an aggregate of $150 million of our common stock from time to time in one or more offerings. The terms of any such future offering would be established at the time of such offering.

On May 6, 2008, we filed with the SEC a Post-Effective Amendment No. 1 to Form S-3 (File No. 333-135793), or the Registration Statement, which was filed with the SEC on July 14, 2006, to amend the Registration Statement to deregister any securities registered pursuant to the Registration Statement and not otherwise sold thereunder.

On August 6, 2008, we sold $65 million of our common stock in a registered direct offering. Under the terms of the financing, we sold 8,365,508 shares of our common stock at a price of $7.77 per share. On August 5, 2008, the Company filed a prospectus supplement with the SEC relating to this registered direct offering under the existing shelf Registration Statement (File Number 333-150649).

The funding necessary to execute our business strategies is subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. Completion of clinical trials may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of an investigational product candidate. It is also important to note that if an investigational product candidate is identified, the further development of that candidate can be halted or abandoned at any time due to a number of factors. These factors include, but are not limited to, funding constraints, lack of efficacy or safety or change in market demand.

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

•      patient recruitment may be slower than expected; and

•      patients may drop out of the trials.

For each of our investigational product programs, we periodically assess the scientific progress and the merits of the programs to determine if continued research and development is economically viable. Certain of our programs have been terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization. As such, the ultimate timeline and costs to commercialize a product cannot be accurately estimated.

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

As a result of the uncertainties discussed above, among others, the duration and completion of our investigational product programs are difficult to estimate and are subject to considerable variation. Our inability to complete our research and investigational product programs in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

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

•      the level of resources devoted to sales and marketing capabilities; and

•      the activities of competitors.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least through the end of 2009. However, we anticipate that we may require additional funding to continue our research and investigational product development programs, to conduct preclinical studies and trials, for operating expenses, to pursue regulatory approvals for our investigational product candidates, for the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, and we may require additional funding to establish additional manufacturing and marketing capabilities in the future. In particular, we expect to make other substantial payments to Acrux and Tanabe, in accordance with our agreements with them in connection with the licensing of certain compounds. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales. Similar to the transaction with Evamist, we may consider selling or licensing any of our products in development or our commercial product in order to raise additional funding. We may seek to access the public or private equity markets whenever conditions are favorable. The sale of additional equity securities would result in additional dilution to our stockholders. We may also seek additional funding through strategic alliances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our investigational product development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or investigational product candidates. To the extent that we are unable to obtain third party funding for such expenses, we expect that increased expenses may result in future losses from operations. We are continually evaluating our existing portfolio and we may choose to divest or spin-off one or more of our products or investigational product candidates at any time. We cannot assure you that we will successfully develop our products under development or that our products, if approved for sale, will generate revenues sufficient to enable us to earn a profit.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2008, excluding amounts already recorded on our condensed consolidated balance sheet as accounts payable, and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. These do not include milestones and assume non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Payments Due by Period
Contractual obligations	Total	2008 (3 months)	2009-2011	2012-2013	Thereafter
	(in thousands)
Operating leases	$457	$137	$320	$—	$—
Manufacturing and other agreements	9,393	6,009	3,341	7	36
Clinical trials	42,782	21,961	20,821	—	—
Notes payable	8,659	35	4,050	378	4,196
Interest payable	4,403	96	1,340	670	2,297
Total contractual obligations	$65,694	$28,238	$29,872	$1,055	$6,529

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

Other Agreements

We have remaining commitments under various general and administrative services agreements totaling $1.9 million at September 30, 2008, including $1.2 million related to Mr. Wilson’s Employment Agreement (see paragraph below). We have also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at September 30, 2008, our remaining commitment under these agreements totaled $4.4 million. In addition, we have entered into marketing promotion and related agreements for our erectile dysfunction product, MUSE. At September 30, 2008, our remaining commitment under the MUSE agreements totaled $779,000.

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

Clinical Trials

We have entered into various agreements with clinical consultants, investigators, clinical suppliers and clinical research organizations to perform clinical trial management and clinical studies on our behalf and, at September 30, 2008, our remaining commitment under these agreements totaled $42.8 million. We make payments to these providers based upon the number of patients enrolled and the length of their participation in the trials. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

Notes Payable and Interest Payable

Crown Loan

On January 4, 2006, we obtained a $5.4 million loan from Crown. The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for these Agreements. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% and 9.25% for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, we have a principal balance of $5.1 million remaining on the Crown loan.

We have included in the above table the estimated interest payments based upon current interest rates that we expect to make in accordance with the terms of the loan agreement. However, should we decide to prepay the loan, there would be a prepayment premium, in lieu of the interest payable in the above table, which would have been 3% at September 30, 2008 (the third year of the loan term). If prepayment occurs in the fourth year the premium would be 2%, and if it occurs in the fifth year or thereafter, the premium would be 1%.

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Under the agreements Deerfield and its affiliates agreed to provide us with $30 million in funding.  The $30 million in funding consists of $20 million from the FARA entered into with the Deerfield Sub and $10 million from the sale of our common stock. Under the FARA, the Deerfield Affiliates made $3.3 million payments to us in April and August 2008 and will make four quarterly payments of approximately $3.3 million thereafter. Such payments are referred to as the Funding Payments. We will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational product candidate to Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, manufacture, promote and sell MUSE, and develop avanafil. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately $200,000 in certain expenses incurred in this transaction. The number of shares was determined based on the volume weighted average price on the Nasdaq Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights. If either party exercises its option, any further royalty payments would be effectively terminated. Collectively, these transactions are referred to as the Deerfield Transactions.

Also in connection with the Deerfield Transactions, the Company, the Deerfield Affiliates and Deerfield Sub entered into the Option and Put Agreement, dated April 3, 2008, or the OPA. Pursuant to the OPA, the Deerfield Affiliates have granted us an option to purchase all of the outstanding shares of common stock of Deerfield Sub from the Deerfield Affiliates, referred to as the Option, and we have agreed to grant the Deerfield Affiliates an option to require us to purchase all of the outstanding shares of common stock of Deerfield Sub from the Deerfield Affiliates, referred to as the Put Right.

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

•                  any date on which:

(1)              the market capitalization of the Company falls below $50 million; or

(2)              the amount of cash and cash equivalents as defined, held by the Company falls below $15 million; or

(3)              the fifteenth day following the delivery of written notice to the Company that we have failed to make Royalty Payments in accordance with the provisions of the FARA unless we make such Royalty Payments prior to such fifteenth day; or

(4)              a Major Transaction, as defined below, closes.

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

Pursuant to the OPA, the following events would qualify as Major Transactions:

•                  a consolidation, merger, exchange of shares, recapitalization, reorganization, business combination or similar event:

(1)              following which the holders of the Company’s common stock immediately preceding such event either:

(a)               no longer hold a majority of the shares of the the Company’s common stock; or

(b)              no longer have the ability to elect a majority of the Board of Directors of the Company;

(2)              as a result of which shares of the Company’s common stock are changed into (or the shares of common stock become entitled to receive) the same or a different number of shares of the same or another class or classes of stock or securities of the Company or another entity, collectively referred to as Change in Control Transactions;

•                       a sale or transfer of assets of the Company in one transaction or a series of related transactions for a purchase price of more than $350 million where the consideration to be payable at or within 30 days of closing of such transaction or transactions has a value of more than $350 million, or a sale, transfer or license of all or substantially all assets or proprietary rights of the Company that relate specifically to MUSE or avanafil; or

•                       a purchase, tender or exchange offer made to the holders of outstanding shares of the Company’s common stock, such that following such purchase, tender or exchange offer a Change in Control Transaction shall have occurred; or

•                       an issuance or series of issuances in a series of related transactions by the Company of an aggregate number of shares of common stock in excess of 20% of our outstanding common stock on the date hereof if, immediately prior to such issuance, the market capitalization of the Company is less than $300 million.

In connection with the FARA, Deerfield Sub and the Company have entered into a Royalty Security Agreement, whereby we have granted Deerfield Sub a security interest in certain collateral related to MUSE and avanafil including: all of our drug applications; all existing and future licenses relating to the development, manufacture, warehousing, distribution, promotion, sale, importing or pricing of MUSE and avanafil; our intellectual property and all of the accounts, inventory and equipment arising out of or relating to Muse and avanafil. In connection with the OPA, the Deerfield Affiliates and the Company have entered into a security agreement, whereby we have granted the Deerfield Affiliates a security interest in the same Collateral as defined by the Royalty Security Agreement. The security interest granted to the Deerfield Affiliates has priority to that granted to Deerfield Sub by the Royalty Security Agreement.

In accordance with Emerging Issues Task Force (EITF) Issue 88-18, Sale of Future Revenues, the FARA transaction is in substance a financing arrangement, or loan that will be repaid by us. The minimum repayment amount would be $17 million, the amount of the unconditional put option held by Deerfield Affiliates, plus royalties paid on MUSE sales, and avanafil sales if approved, during the term of the agreement. Accordingly, we will record the advances from the Deerfield Affiliates, net of the $2 million option right payment and related fees and expenses, as a loan. The loan balance will increase as the advances are received. The loan balance will increase quarterly up to the minimum amount owed of $17 million. The minimum amount to be recorded is lower than the contractual amounts owed if we exercise our call option of $23 million to $26 million, or if the Deerfield Affiliates require us to purchase the shares as a result of a Major Transaction (see Note 7: Deerfield Financing). Using the interest method under APB Opinion No. 21, Interest on Receivables and Payables, interest on the loan will be calculated and recognized over three years, which is the estimated term of the loan based on the earliest date that the Deerfield Affiliates could require us to repay the amounts advanced. The Deerfield Affiliates will receive a quarterly payment based on net sales of MUSE.

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

We have paid upfront licensing fees of $5 million to Tanabe and have agreed to make additional payments upon the completion of certain development, regulatory and sales milestones. During the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil, which triggered one of the clinical development milestone criteria above. We paid Tanabe $2 million in connection with this milestone in 2006. We have further agreed to pay royalties on net sales of products containing avanafil. No payments were made under this agreement with Tanabe in the nine months ended September 30, 2008. We expect to make other substantial payments to Tanabe in accordance with our agreements with Tanabe as we continue to develop and, if approved for sale, commercialize avanafil for the oral treatment of male sexual dysfunction. Such potential future milestone payments total $19 million and include payments upon: the enrollment of the first patient in the first Phase 3 clinical studies; the first submission of an NDA; obtainment of the first regulatory approval in the United States and any major European country; and achievement of $250 million or more in calendar year sales.

The term of the Tanabe agreement is based on a country-by-country and on a product-by-product basis. The term shall continue until the later of (i) ten years after the date of the first sale for a particular product, or (ii) the expiration of the last to expire patents within the Tanabe patents covering such product in such country. In the event that our product is deemed to be (i) insufficiently effective or insufficiently safe relative to other PDE5 inhibitor compounds based on published information, or (ii) not economically feasible to develop due to unforeseen regulatory hurdles or costs as measured by standards common in the pharmaceutical industry for this type of product, we have the right to terminate the agreement with Tanabe with respect to such product.

Acrux

In February 2004, we entered into exclusive licensing agreements with Acrux Limited, or Acrux, and its subsidiary under which we have agreed to develop and, if approved, commercialize Luramist and Evamist in the United States for various female health applications. Acrux’s metered-dose transdermal spray, or MDTS, technology is a patented, simple to use spray that is being developed to deliver testosterone and estradiol effectively to women when applied to the skin. We agreed to grant Acrux’s subsidiary a non-exclusive, royalty-free license outside the United States for any MDTS products containing improvements we have made to the licensed intellectual property and the option to obtain a non-exclusive, worldwide license for our intellectual property related to MDTS products. We have paid $3 million in upfront licensing fees to Acrux and have agreed to make additional payments upon the completion of certain development, regulatory and sales milestones. Under the terms of the agreements, we agreed to pay to Acrux combined licensing fees up to $4.3 million for the achievement of certain clinical development milestones, up to $6 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization of each product. Future potential milestone payments to Acrux for Luramist total $5.5 million and are payable upon (1) the dosage of the first patient in the Phase 3 clinical studies, (2) the first submission of an NDA, and (3) obtainment of the first regulatory approval in the United States. We have paid $4.8 million in clinical development milestone payments to date, including the $1 million milestone payment we made to Acrux in October 2006 related to the submission of an NDA to the FDA for Evamist and the $3 million product approval milestone payment for approval of this NDA, which was paid in August 2007. Under the terms of our Asset Purchase Agreement with K-V for the sale of our Evamist product, we granted a sublicense of our rights under the Evamist Agreement to K-V and K-V paid $1.5 million of this $3 million obligation. In August 2008, the Company assigned all of its rights and obligations under the Evamist license agreement to K-V. See Note 11: Sale of Evamist Product to the unaudited notes to condensed consolidated financial statements included in this Form 10-Q for additional information concerning the terms of this agreement.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of its products and to its clinical research organizations and investigators sites against liabilities incurred in connection with any third-party claim arising from the work performed on behalf of the Company. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

Pursuant to the terms of the K-V transaction for the sale of Evamist, we made certain representations and warranties concerning our rights and assets related to Evamist and our authority to enter into and consummate the transaction. We also made certain covenants that survive the closing date of the transaction, including a covenant not to operate a business that competes, in the United States, and its territories and protectorates, with the Evamist product.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in widely diversified investments consisting of investment grade securities. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 100 basis point increase in interest rates reduces the fair value of our available-for-sale securities at September 30, 2008 by approximately $474,000. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities.

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

We are also exposed to interest rate risk on the $5.1 million loan payable to Crown Bank, N.A. as of September 30, 2008. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. The interest rate was 7.5% and 9.25% for the first nine months of 2008 and 2007, respectively.

Fair Value of Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, and available for sale securities. The estimated fair values of the financial instruments have been determined by us using available market information and appropriate valuation techniques. Considerable judgment is required, however, to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange. This determination of the fair value of our holdings in the investment account requires significant judgment or estimation. At September 30, 2008, these securities were valued primarily using broker pricing models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions about liquidity. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

The Company and Acrux Limited, or Acrux, are parties to the Testosterone Development and Commercialization Agreement, or the Testosterone Agreement, and the Estradiol Development and Commercialization Agreement, or the Evamist Agreement, each dated February 12, 2004, or collectively, the Acrux Agreements. The Acrux Agreements cover the Company’s investigational product candidate, Luramist, and the Company’s former investigational product candidate, Evamist, both of which are licensed from Acrux under the Acrux Agreements. The Company received a letter dated November 13, 2006 from legal counsel for Acrux containing various claims of breach under the Acrux Agreements. The Company responded that there is no merit to Acrux’s claims and that it has meritorious defenses to such claims. Acrux has since approved the Company’s assignment of the Company’s rights and obligations under the Evamist Agreement to K-V as part of K-V’s purchase of Evamist and released the Company from any claims or liabilities arising from the Evamist Agreement.  On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding its claims related to Luramist. Acrux’s demand seeks a reversion of all rights assigned to the Company related to Luramist, monetary damages, a portion of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. The Company continues to believe that it is in compliance with all material aspects of the Testosterone Agreement and that it does not owe monetary damages or any milestone payment under the Testosterone Agreement. The Company also believes that it has valid counterclaims against Acrux and has requested that it be allowed to include such counterclaims in the arbitration. Otherwise, the arbitration process is proceeding, with the parties having selected and qualified a panel of three arbitrators and having agreed to a schedule of pre-hearing discovery. Absent a resolution to the dispute, the arbitration hearing is currently scheduled to commence in January 2009. In the event that Acrux should prevail in this matter, it could have a material adverse effect on the Company’s business, financial condition and results of operations and cash flow.

We are not aware of any other asserted or unasserted claims against us where the resolution would have an adverse material impact on our operations or financial position.

ITEM 1A. RISK FACTORS AFFECTING OPERATIONS AND FUTURE RESULTS

Set forth below and elsewhere in this Form 10-Q and in other documents we file with the Securities and Exchange Commission, or the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. These are not the only risks and uncertainties facing the Company. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

• the safety or effectiveness of our investigational product candidates;

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

Prior association with fen-phen could lead to increased scrutiny of our investigational product candidate, Qnexa.

One of the active ingredients in Qnexa, phentermine, had previously been used in combination with fenfluramine and dexfenfluramine. Phentermine is the most commonly prescribed anti-obesity product. As phentermine is an older drug, no new efficacy trials have been conducted with the exception of several trials on the combination of phentermine and fenfluramine in the early and mid 1990s. The combination of fenfluramine or PONDIMIN, or fen, and phentermine, or phen, was known as fen-phen. Fenfluramine received FDA approval in 1973 for the short-term treatment of obesity. Together, phentermine and fenfluramine were used by doctors to treat obesity. The FDA never approved the fen-phen combination; however, since the FDA approved fenfluramine, doctors were able to prescribe it as needed. The use of these drugs together for treatment of obesity was considered an off-label and unapproved use. In 1992, a published study cited fen-phen as a more effective method than dieting or exercise in reducing the weight of the chronically obese.

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

In September 1997, the FDA requested drug manufacturers to voluntarily withdraw fenfluramine and dexfenfluramine. At the same time, the FDA recommended that patients using either fenfluramine or dexfenfluramine stop taking them. The FDA did not, however, request the withdrawal of phentermine. Although studies to date have demonstrated that phentermine does not cause PPH and valvular heart disease, there can be no assurance that Qnexa will not have any significant cardiovascular or other detrimental side effects. Moreover, the adverse clinical history of fen-phen and dexfen-phen combinations for obesity may result in increased FDA regulatory scrutiny of the safety or the risk/benefit profile of Qnexa and may raise potential adverse publicity in the marketplace, which could affect clinical enrollment or ultimately market acceptance if Qnexa is approved for commercial sale.

Adverse side effects associated with topiramate, an ingredient in Qnexa, could result in patient drop outs and increased scrutiny.

Previously published studies suggest that the administration of topiramate alone, in conjunction with diet and a behavioral modification program, results in weight reduction in obese patients. The most prominent side effect seen in the published studies was paresthesia, (tingling of the extremities) experienced by 42% to 59% of patients. Drop outs due to paresthesia were 5% or less. In the Phase 2 obesity study, paresthesia was experienced in 38% of the patients on Qnexa. In the Phase 2 diabetes study, paresthesia was experienced by 17% of the patients. There were no drop outs in the Qnexa group in either study due to paresthesia. The other common adverse events reported in the published topiramate monotherapy studies were also central nervous system, or CNS, related including fatigue, difficulty with attention, memory and concentration and depression. In our Phase 2 obesity and diabetes studies, these CNS related side effects were also experienced but the difference was not statistically significant when compared to placebo. The pharmaceutical company performing research of topiramate alone announced they had discontinued development of a time-release formulation due to side effects at high doses.

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

The preliminary experience from an observational registration study conducted in the United Kingdom on women with epilepsy who became pregnant, published in the July 22, 2008 edition of Neurology, stated that the major congenital malformations, or MCM, rate observed in the study among infants born to women who were taking topiramate and other antiepileptics during their pregnancy raised some concerns. The UK Epilepsy and Pregnancy Register is a voluntary registry in the United Kingdom that collects information in order to gather and publish information on the relative safety of antiepileptic drugs in this population. In the study, 203 pregnancies were followed of which 13 (9%) had an MCM on polytherapy and three (4.8%) had an MCM on topiramate monotherapy. The MCMs included oral clefts and hypospadias. It has been reported that prenatal exposure to certain antiepileptic drugs increases the risk of MCM from a background risk of between 1% and 2% to between 4% and 9%.

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

There are additional adverse side effects to the individual use of topiramate and phentermine.

Topiramate and phentermine are approved for sale by the FDA and have been on the market for several years. Adverse events and side effects observed in pre-clinical and post-marketing studies are included in the label for each drug. The label for TOPAMAX contains reports of side effects, warnings and precautions including metabolic acidosis, acute myopia and secondary angle closure glaucoma, decreased sweating and hyperthermia, cognitive related dysfunction, psychiatric and behavioral disturbances including one completed suicide in a patient during a bipolar trial, somnolence and fatigue, sudden unexplained death in epileptics, kidney stones, parasthesia and various drug interactions. The label for ADIPEX, a popular branded form of phentermine, contains reports of side effects, warnings and precautions including recommendation against coadministration of phentermine with other drugs for weight loss, reports of pulmonary hypertension, valvular heart disease, drug abuse and dependence, overstimulation, restlessness, dizziness, insomnia, euphoria, dysphoria, tremor, headache, dryness of the mouth, diarrhea, constipation, impotence and changes in libido.  The labels for both of these products are often updated and should be reviewed for the most current warnings and precautions. We are unable to determine which, if any, of these side effects and warnings will be contained in the label for Qnexa if approved. We are also unable to determine the impact on the future commercial potential of Qnexa, and ultimately the Company, if any of these side effects and warnings is included in the label for Qnexa.

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

We anticipate that each of the approved drugs that are combined to produce our investigational product candidate, Qnexa, will be commercially available at prices lower than the price at which we would seek to market our investigational product candidate. We cannot be sure that physicians will view Qnexa as sufficiently superior to a treatment regime of the individual active pharmaceutical ingredients as to justify the significantly higher cost we expect to seek for Qnexa, and they may prescribe the individual drugs already approved and marketed by other companies instead of our combination product. Even though our U.S. patent contains composition, product formulation and method-of-use claims that we believe protect Qnexa, that patent may be ineffective as a practical matter to protect against physicians prescribing the individual drugs marketed by other companies instead of our combination product. To the extent that the price of Qnexa is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components instead of for our combination product, and this may limit how we price or market Qnexa. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the U.S. are prepared to pay for Qnexa, which could also limit market and patient acceptance of our product, and could negatively impact our revenues. A physician could seek to prescribe off-label generics in place of Qnexa. Off-label use occurs when a drug that is approved by the FDA for one indication is legally prescribed by physicians for a different, unapproved indication. Topiramate, one of the ingredients in Qnexa, is not approved for obesity treatment.

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

To obtain regulatory approval for Qnexa, we will be required to show that each active pharmaceutical ingredient in our investigational product candidate makes a contribution to the combined investigational product candidate’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and effective. As a result, we will be required to include in our clinical trials an evaluation of each component drug as well as for the component drug in combination. This would likely require us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of Qnexa than of a new drug containing only a single active pharmaceutical ingredient. The OB-301, or EQUATE trial, is designed to meet the combination guidelines set by the FDA. This trial was fully enrolled in March 2008. Data from this study is expected to be available in December 2008.

We are exposed to risks related to collaborative arrangements, licenses or strategic alliances.

We have and will continue to in-license investigational product candidates from third parties. The United States rights to Evamist and Luramist were licensed from Acrux and its related affiliates. The rights to avanafil were licensed from Tanabe. The rights to Evamist were sublicensed to K-V upon closing of the sale of Evamist to K-V and in August 2008, we assigned all of our rights and obligations under the Evamist license agreement to K-V. These types of licensing agreements contain certain obligations. Failure to comply with the terms of the agreements could result in the early termination of these agreements. We believe we are in compliance with all the material terms of our current agreements; however, there can be no assurance that this compliance will continue or that the licensors would not have a differing interpretation of the material terms of the agreements. If the license agreements were terminated early or if the terms of the license were contested for any reason, it would have a material adverse impact on our ability to commercialize products subject to these agreements, our ability to raise funds to finance the company, our stock price and our overall financial condition.

VIVUS and Acrux Limited, or Acrux, are parties to the Testosterone Development and Commercialization Agreement, or the Testosterone Agreement, and the Estradiol Development and Commercialization Agreement, or the Evamist Agreement, each dated February 12, 2004, or collectively, the Acrux Agreements. The Acrux Agreements cover our investigational product candidate, Luramist, and our former investigational product candidate, Evamist, both of which were in-licensed from Acrux under the Acrux Agreements. We received a letter dated November 13, 2006 from legal counsel for Acrux containing various claims of breach under the Acrux Agreements. We responded that there is no merit to Acrux’s claims and that we have meritorious defenses to such claims.  Acrux has since approved the Company’s assignment of the Company’s rights and obligations under the Evamist Agreement to K-V as part of K-V’s purchase of Evamist and released the Company from any claims or liabilities arising from the Evamist Agreement.  On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding its claims related to Luramist. Acrux’s demand seeks a reversion of all rights assigned to VIVUS related to Luramist, monetary damages, a portion of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. We continue to believe that we are in compliance with all material aspects of the Testosterone Agreement and that we do not owe monetary damages or any milestone payment under the Testosterone Agreement. We also believe that we have valid counterclaims against Acrux and we have requested that we be allowed to include such counterclaims in the arbitration. Otherwise, the arbitration process is proceeding, with the parties having selected and qualified a panel of three arbitrators and having agreed to a schedule of pre-hearing discovery. Absent a resolution of the dispute, the arbitration hearing is currently scheduled to commence in January 2009. The arbitration proceedings have also appeared to have a detrimental impact on our discussions with potential partners. We may have to await the outcome of the arbitration process before proceeding with our partnering discussions. In the event that Acrux should prevail in this matter, it could have a material adverse effect on our business, financial condition and results of operations and cash flow.

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

In July 2008, an FDA advisory panel discussed the role of cardiovascular outcomes assessment in the pre-approval and post-approval settings for drugs and biologics developed for the treatment of type 2 diabetes mellitus. The panel recommended that sponsors conduct a long-term cardiovascular trial or to provide other equivalent evidence to rule out an unacceptable cardiovascular risk; however, the panel did not reach consensus as to the timing of the study. A long-term cardiovascular study would take several years to complete and would require resources that may be beyond our current capabilities. Qnexa, in development for obesity and diabetes, may be subject to this requirement. If we are required to complete a long-term cardiovascular study for Qnexa, the ultimate approval may be delayed for several years and the overall cost of the program will increase.

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

In December 2004, an FDA advisory panel recommended against approval of a testosterone patch under development by another company to address female sexual dysfunction, specifically hypoactive sexual desire disorder. The FDA indicated that more safety data would be required before it would be in a position to recommend approval. Subsequently, this company withdrew its NDA. We are developing an investigational transdermal testosterone product candidate, Luramist, which is designed to address hypoactive sexual desire disorder. We recently reached agreement with the FDA regarding the long-term cardiovascular event study that we must complete prior to submitting Luramist for approval. We estimate we will have to enroll a minimum of 5,200 patients, over the age of 50, with one cardiovascular risk factor. The average minimum exposure to Luramist in the safety study is 12 months. The safety study is an events-driven study and patients will be followed until the minimum number of pre-defined cardiovascular events has occurred. Despite the agreement with the FDA on the size and scope of the safety study, we may be required to undertake additional or expanded clinical trials, which could be expensive and the cause of significant delays in our ability to submit our investigational product candidate to the FDA for consideration. In the end, we may be unsuccessful in obtaining FDA approval of Luramist or any of our investigational product candidates.

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

In addition, the law or regulatory policies governing pharmaceuticals may change. New statutory requirements may be enacted or additional regulations may be enacted that could prevent or delay regulatory approval of our investigational product candidates. We cannot predict the likelihood, nature, extent or effects of government regulation that may arise from future legislation or administrative action, either in the U.S. or elsewhere. If we are not able to maintain regulatory compliance, we might not be permitted to market our products and our business could suffer.

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

We have requested Mitsubishi Tanabe to manufacture materials for the pivotal Phase 3 trials for avanafil. While the materials have been manufactured and are currently in the U.S. for packaging, we will not be able to initiate the clinical trials of avanafil prior to the receipt of the materials from Mitsubishi Tanabe. The failure to receive the materials on the expected timeline would delay the start of the studies and could have a material adverse effect on our market price for our common stock, our ability to raise additional funds and on the estimated costs of the studies.

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

We are required to obtain FDA, European Medicines and Healthcare products Regulatory Agency, and other regulatory agency approvals for any change in suppliers or service providers. For example, MUSE is supplied to the market with the MUSE applicator, containing the MUSE dosage, enclosed within a sealed foil pouch. Our previous supplier of the MUSE laminated foil has closed its business. The laminated foil is used to make the sealed foil pouch, described above, which is used to make the MUSE primary product container. Before this previous supplier closed its business, the supplier produced a bulk-quantity of foil that currently is expected to be sufficient to support the production of MUSE for our international markets through the end of the fourth quarter of 2008. There can be no assurance that as this bulk supply is used through the end of the fourth quarter of 2008 for international product, that there will be a sufficient yield in the final quantity of foil with acceptable quality to support the international MUSE demand. Although the foil supplier produced this bulk unprinted foil, the label printing will be done periodically. As a consequence, if there are unacceptable quality issues with the bulk foil, they may not be discovered as the bulk material is used through the end of the fourth quarter of 2008. If such foil quality issues do occur, we may be unable to meet international MUSE demand through the end of the fourth quarter of 2008.

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

Although the demand for MUSE has stabilized, given the loss of coverage under Medicare Part D we are not able to anticipate if wholesalers will continue their historical pattern of making purchases in the fourth quarter that exceed expected quarterly demands. If wholesalers do not repeat this pattern of purchasing quantities of MUSE that exceed quarterly demands, revenues from the sale of MUSE in 2008 may be lower as compared to 2007. We have been notified that one of our larger wholesaler customers will not purchase quantities that exceed expected demand in the fourth quarter 2008 as they have in prior years.

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

In October 2008, Sanofi-Aventis announced that it is temporarily halting sales of its weight loss drug, Acomplia, in the wake of a recommendation by a European regulatory panel that the product be pulled off the market over safety concerns. The company is also halting all human trials of the Acomplia obesity medicine after health authorities in a few countries requested local tests be stopped. The Food and Drug Administration refused to approve the product last year over concerns it might trigger psychiatric problems in some users. A final decision on Acomplia will be made by the European Medicines Agency.

Significant competitive therapies exist for MUSE and avanafil in the form of oral medications marketed by Pfizer, Inc. under the name Viagra®, Cialis® marketed by Eli Lilly and Company, and Levitra®, which is co-marketed by GlaxoSmithKline plc and Schering-Plough Corp. in the United States.

Other treatments for erectile dysfunction, or ED, exist, such as needle injection therapies, vacuum constriction devices and penile implants, and the manufacturers of these products will most likely continue to develop or improve these therapies. In November 2007, NexMed, Inc. announced that the NDA filed for its ED product, a topically applied alprostadil cream, was accepted for review by the FDA. NexMed has also announced that they have entered into a licensing arrangement with Warner Chilcott Company, Inc. (a subsidiary of Warner Chilcott, Ltd., Nasdaq:WCRX) granting Warner Chilcott the exclusive U.S. rights to NexMed’s topically applied alprostadil cream for the treatment of ED. Under the reported terms of the agreement, Warner Chilcott has exclusive U.S. rights to develop and market NexMed’s product. NexMed received an initial, up-front payment and is eligible to receive additional payments upon achievement of certain development and regulatory approval milestones. Further, Warner Chilcott will pay a royalty to NexMed on sales of the product. Specific financial details of the agreement were not disclosed. If the NDA for the NexMed product is approved and Warner Chilcott is successful in commercializing this product, the sales of MUSE will decline, which will have an adverse effect on the results of our operations and cash flows from sales of MUSE.

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

We outsource several key parts of our operations and any interruption in the services provided by third parties could harm our business.

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

We rely on a single injection molding company, Medegen Medical Products, LLC, or Medegen, for our supply of plastic applicator components.  In turn, Medegen obtains its supply of resin, a key ingredient of the applicator, from a single source, Huntsman Corporation.  Orders to Medegen are made on a periodic basis with purchase orders.  We do not have a written agreement with Medegen for the supply of the plastic applicator components.  If we are unable to obtain components from Medegen for any reason, there can be no assurance that we will be able to identify and qualify additional sources of plastic components or that Medegen will be able to identify and qualify additional sources of resin.  We are required to receive FDA approval for new suppliers.  Until we secure and qualify additional sources of plastic components, we are entirely dependent upon Medegen.  If interruptions in this supply occur for any reason, including a decision by Medegen to discontinue manufacturing, labor disputes or a failure of Medegen to follow regulations, the manufacture and marketing of MUSE and other potential products could be delayed or prevented.  An extended interruption in the supply of plastic components could have a material adverse effect on our business, financial condition or results of operations.

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

Furthermore, our ongoing or planned clinical trials could be delayed or disrupted indefinitely upon the occurrence of a natural disaster. For example, in 2005, our clinical trials in the New Orleans area were interrupted by Hurricane Katrina. Future natural disasters could further delay our clinical trials process, thus adversely affecting our business and financial results.

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

The Supreme Court ruling in KSR International Co. vs. Teleflex, Inc., will raise the standards for patentability and ease the ability to show that a patent is obvious. This ruling will make it more difficult to obtain patents for combination pharmaceutical products. At the present time, we are unable to predict the impact, if any, that this ruling will have on our current or future patents. If we are unable to defend the patents currently issued on our commercial product and investigational product candidates, or to obtain new patents for any reason, our ability to commercialize the current and future products would be at risk.

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

We seek to protect our confidential information by entering into confidentiality agreements with employees, collaborators, consultants and potential investors. Nevertheless, employees, collaborators, consultants or potential investors may still disclose or misuse our confidential information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent information or techniques or otherwise gain access to our trade secrets. Disclosure or misuse of our confidential information would harm our competitive position and could cause our revenues and operating results to decline.

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

• the level of resources devoted to sales and marketing capabilities; and

• the activities of competitors.

To obtain additional capital when needed, we will evaluate alternative financing sources, including, but not limited to, the issuance of equity or debt securities, corporate alliances, joint ventures and licensing agreements. However, there can be no assurance that funding will be available on favorable terms, if at all. The equity capital markets appear to be closed at the present time and we estimate that they will remain closed for several months. As such, our ability to raise capital though the issuance of new equity is extremely limited. We are continually evaluating our existing portfolio and we may choose to divest, sell or spin-off one or more of our products or investigational product candidates at any time. We cannot assure you that we will successfully develop our investigational product candidates under development or, if successfully developed or approved, that our products will generate revenues sufficient to enable us to earn a profit. If we are unable to obtain additional capital, management may be required to explore alternatives to reduce cash used by operating activities, including the termination of research and development efforts that may appear to be promising to us, the sale of certain assets and the reduction in overall operating activities.

We have an accumulated deficit of $173.1 million as of September 30, 2008 and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $173.1 million for the period from our inception through September 30, 2008, and we anticipate losses in future years due to increased investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

Our ability to utilize our net operating loss carryforwards to offset future taxable income may be limited.

As of December 31, 2007, we had approximately $7 million of net operating loss, or NOL, carryforwards with which to offset our future taxable income for federal and state income tax reporting purposes. We used $121.6 million federal and $38.7 million state NOLs to offset our year ended December 31, 2007 federal and state tax liabilities, which included the $150 million in gain recognized from the Evamist sale. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including significant change in ownership interest. Should this occur, our future ability to use NOLs to offset taxable earnings would be limited in accordance with the Internal Revenue Code.

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

The stock market in general, and the NASDAQ Global Market and the market for life sciences companies in particular, have experienced significant price and volume fluctuations. Further, there has been particular volatility in the market prices of securities of early stage and development stage life sciences companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

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

At September 30, 2008, we had $96.2 million in cash and cash equivalents and $107.9 million in available for sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities, in accordance with our investment policy approved by the Board of Directors. The investment policy has the primary investment objectives of preservation of principal while at the same time maximizing yields without significantly increasing risk; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. Certain of these securities are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. Money market mutual funds contain investments issued by or guaranteed by the U.S. Government. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation nor any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1.00 per share, it is possible to lose money by investing in money market mutual funds.

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

The value of our investments is influenced by varying economic and market conditions, and a decrease in value may result in a loss charged to income.

Our available-for-sale investment securities were $107.9 million and represented 49% of our total condensed consolidated assets at September 30, 2008. These assets are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered. If a decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such security until its full cost can be recovered, the security is deemed to be other-than-temporarily impaired and it is written down to fair value and the loss is charged to income.

In accordance with applicable accounting standards, we review our investment securities to determine if declines in fair value below cost are other-than-temporary. This review is subjective and requires a high degree of judgment. We conduct this review on a quarterly basis, using both quantitative and qualitative factors, to determine whether a decline in value is other-than-temporary. Such factors considered include the length of time and the extent to which market value has been less than cost, financial condition and near term prospects of the issuer, recommendations of investment advisors and forecasts of economic, market or industry trends. This review process also entails an evaluation of our ability and intent to hold individual securities until they mature or full cost can be recovered.

The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the nine months ended September 30, 2008, we recorded charges for other-than-temporary impairment of securities of $5.1 million. We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be charged to income in future periods.

Risks Relating to our Transaction with Deerfield Management Company, L.P. and Affiliates

Background

Simultaneously with the sale of securities to funds affiliated with the Deerfield Affiliates, on April 15, 2008, we entered into the FARA, an Option and Put Agreement, or the OPA, and a Security Agreement with Deerfield Sub, a newly incorporated subsidiary of Deerfield Management Company L.P. We also entered into a Security Agreement with the shareholders of Deerfield Sub. Under the terms of the FARA, Deerfield Sub made $3.3 million payments to us in April and August 2008 and will make four quarterly payments of approximately $3.3 million thereafter. As part of the funding arrangement, we have agreed to continue our development of avanafil, our oral PDE5i for Deerfield Sub. The FARA also provides that we will pay royalties on the net MUSE sales on a quarterly basis. Under the FARA, the royalty payments continue for 10 years. There are no minimum royalties due, however, we have agreed to maintain the promotion of MUSE consistent with our prior efforts. The OPA provides that we may purchase all the outstanding shares of Deerfield Sub, thus ending any further royalty payments. The OPA allows for the purchase of the shares of Deerfield Sub by us for $23 million on a net basis through the first three years and $26 million net from the third to fourth year. The purchase amounts are net of the $2 million premium paid to Deerfield Affiliates for the call option. We have no ability to repurchase the shares after the fourth year. The OPA provides that Deerfield Affiliates can force a sale of the shares of Deerfield Sub to us beginning after the third year through the tenth year. The timing on the sale of the shares could be accelerated under certain conditions including a change-in-control, sale of MUSE or avanafil, sale of major assets and the sale of securities in a transaction or a series of related transactions by us that exceed 20% of our outstanding common stock at the date the OPA was signed if at the time of the sale our market capitalization is below $300 million (each, a Major Transaction). Under these conditions, the cost of the shares of Deerfield Sub would be $23 million before the third anniversary and $26 million from the third to tenth anniversary. The sale of the shares of Deerfield Sub could also accelerate if our cash, cash equivalents and available for sale securities falls below $15 million or our market capitalization falls below $50 million. As security for the payment of royalties we have pledged certain unencumbered MUSE and avanafil assets to Deerfield Sub. As security for the payment under the forced purchase of shares of Deerfield Sub to us, we have pledged certain unencumbered MUSE and avanafil assets to Deerfield Affiliates.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The list of Exhibits as required by Item 601 of Regulation S-K.

A. EXHIBITS:

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(1)	Specimen Common Stock Certificate of the Registrant.

4.2	(4)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated November 6, 2008, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated November 6, 2008, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.

(4)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2008	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Vice President, Finance and Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
President and Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(1)	Specimen Common Stock Certificate of the Registrant.

4.2	(4)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated November 6, 2008, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated November 6, 2008, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.

(4)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.