Form 10-Q
period 2009-03-31
VIVUS INC
filed 2009-05-11
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes   ☒ No

At April 30, 2009, 69,721,583 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31 2009	December 31 2008*
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$42,723	$66,121
Available-for-sale securities	122,482	121,789
Accounts receivable, (net of allowance for doubtful accounts of $53 and $23 at March 31, 2009 and December 31, 2008, respectively)	912	4,157
Inventories, net	3,324	3,041
Prepaid expenses and other assets	4,227	3,744
Total current assets	173,668	198,852
Property, plant and equipment, net	6,480	6,726
Restricted cash	700	700
Available-for-sale securities	631	1,344
Total assets	$181,479	$207,622
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,395	$17,205
Accrued product returns	2,781	2,865
Accrued research and clinical expenses	7,216	6,435
Accrued chargeback reserve	1,482	1,379
Accrued employee compensation and benefits	2,170	2,394
Accrued and other liabilities	1,951	1,836
Deferred revenue	10,928	31,858
Total current liabilities	40,923	63,972

Notes payable-net of current portion	13,514	11,177
Deferred revenue	1,145	1,260
Total liabilities	55,582	76,409

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 200,000 shares authorized; 69,722 and 69,677 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	70	70
Additional paid-in capital	312,077	310,558
Accumulated other comprehensive income	328	354
Accumulated deficit	(186,578)	(179,769)
Total stockholders’ equity	125,897	131,213
Total liabilities and stockholders’ equity	$181,479	$207,622

*     Derived from audited consolidated financial statements filed in the Company’s 2008 Annual Report on Form 10-K.

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended
	March 31
	2009	2008

Revenue:
United States product, net	$893	$1,088
International product	293	554
License and other revenue	21,046	21,046
Total revenue	22,232	22,688
Operating expenses:
Cost of goods sold and manufacturing expense	2,603	2,787
Research and development	20,069	23,371
Selling, general and administrative	5,411	4,252
Total operating expenses	28,083	30,410

Loss from operations	(5,851)	(7,722)

Interest (expense) income:
Interest income, net	208	2,109
Interest expense	(716)	(122)
Other-than-temporary loss on impaired securities	(444)	(1,352)
Total interest (expense) income	(952)	635
Loss before provision for income taxes	(6,803)	(7,087)

Provision for income taxes	(6)	(5)
Net loss	$(6,809)	$(7,092)
Other comprehensive loss:
Unrealized loss on securities	(26)	(305)
Comprehensive loss	$(6,835)	$(7,397)

Net loss per share:
Basic and diluted	$(0.10)	$(0.12)
Shares used in per share computation:
Basic and diluted	69,687	58,882

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2009	2008
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,809)	$(7,092)
Adjustments to reconcile net loss to net cash used for operating activities:
Provision for doubtful accounts	30	(12)
Depreciation	283	278
Net realized loss on investments	257	12
Other-than-temporary loss on impaired securities	444	1,352
Share-based compensation expense	1,334	1,406
Changes in assets and liabilities:
Accounts receivable	3,215	2,802
Inventories	(283)	(540)
Prepaid expenses and other assets	(483)	1,481
Accounts payable	(2,810)	6,146
Accrued product returns	(84)	(74)
Accrued research and clinical expenses	781	3,331
Accrued chargeback reserve	103	(229)
Accrued employee compensation and benefits	(224)	(698)
Deferred revenue	(21,045)	(21,046)
Accrued and other liabilities	112	(464)
Net cash used for operating activities	(25,179)	(13,347)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(37)	(83)
Investment purchases	(31,406)	—
Proceeds from sale/maturity of securities	30,699	29,220
Net cash provided by (used for) investing activities	(744)	29,137

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	3,333	—
Payments of notes payable	(993)	(29)
Exercise of common stock options	185	114
Net cash provided by financing activities	2,525	85

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,398)	15,875
CASH AND CASH EQUIVALENTS:
Beginning of period	66,121	37,838
End of period	$42,723	$53,713

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as filed on March 11, 2009 with the Securities and Exchange Commission, or SEC. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

International

The Company has supply agreements with Meda AB, or Meda, to market and distribute MUSE internationally in some Member States of the European Union. In Canada, the Company entered into a license and supply agreement with Paladin Labs, Inc., or Paladin, for the marketing and distribution of MUSE. Sales to Meda, who supplies MUSE in the European marketplace, for 2008, 2007 and 2006 were 93%, 95.8% and 91.7% of international sales, respectively. The balance of international sales was made to Paladin.

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

The Company initially received a $1.5 million upfront payment in connection with the international supply agreement signed with Meda in September 2002. In January 2006, the Company also received a milestone payment from Meda of $2 million. The milestone payment provides Meda with the right to continue to sell and distribute MUSE in its European Union territories. These amounts were recorded as deferred revenue and are being recognized ratably over the term of the supply agreement. Through March 31, 2009, $2 million has been recognized as revenue.

License and Other Revenue

The Company recognizes license revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables. Revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered item has standalone value to the customer, and whether there is objective, reliable evidence of the fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria are identified and applied to each of the units.

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

Accordingly, the delivered items, together with the undelivered items, are treated as one unit of accounting. Since the deliverables are treated as a single unit of accounting, the total cash received, $150 million, is being recognized as revenue on a pro-rata basis over the term of the last deliverable, which in this case is the license to improvements that expires on May 15, 2009. As a result, the initial $10 million paid at closing and the $140 million paid upon FDA Approval have been recorded as deferred revenue and is being recognized as revenue together with the future billings, if any, under the TSA, ratably over the remaining 21.5-month term of the license to improvements, from August 1, 2007 to May 15, 2009. Through March 31, 2009, $140 million has been recognized as revenue.

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

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three months ended March 31, 2009 and 2008 was comprised as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008

Cost of goods sold and manufacturing expense	$172	$137
Research and development	292	483
Selling, general and administrative	870	786
Share-based compensation expense before taxes	1,334	1,406
Related income tax benefits	—	—
Share-based compensation expense, net of taxes	$1,334	$1,406
Basic and diluted per common share	$0.02	$0.02

4. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at March 31, 2009 and December 31, 2008 are presented in the tables that follow:

As of March 31, 2009 (in thousands) (unaudited):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$42,723	$42,723	$—	$—
Total cash and cash equivalents	$42,723	$42,723	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and debt securities of U.S. government agencies	$113,643	$113,795	$159	$(7)
Corporate bonds	688	688	—	—
Asset backed and other securities	7,823	7,999	176	—
Total available-for-sale securities	$122,154	$122,482	$335	$(7)

Available-for-sale securities, non-current	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Corporate bonds	$562	$562	$—	$—
Asset backed and other securities	69	69	—	—
Total available-for-sale securities, non current	$631	$631	$—	$—

As of December 31, 2008 (in thousands):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$66,121	$66,121	$—	$—
Total cash and cash equivalents	$66,121	$66,121	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and debt securities of U.S. government agencies	$100,061	$100,412	$351	$—
Corporate bonds	8,393	8,387	—	(6)
Asset backed and other securities	12,981	12,990	10	(1)
Total available-for-sale securities	$121,435	$121,789	$361	$(7)

Available-for-sale securities, non-current	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Corporate bonds	$1,067	$1,067	$—	$—
Asset backed and other securities	277	277	—	—
Total available-for-sale securities, non current	$1,344	$1,344	$—	$—

The following table summarizes the Company’s available-for-sale securities by the contractual maturity date as of March 31, 2009 (in thousands) (unaudited):

	Amortized Cost	Estimated Fair Value
Due within one year	$114,804	$114,955
Due within one year to two years	89	89
*No single maturity date	7,892	8,069
	$122,785	$123,113

*                                         Securities with no single maturity date include mortgage and asset backed securities that consist of several payment streams. For certain of these securities, principal and interest payments are received monthly or quarterly. In addition, a certain portion of these investments may be repaid prior to their legal maturity.

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

The following table summarizes the net realized gains (losses) on available-for-sale securities for the periods presented (in thousands):

	Three Months Ended
	March 31, 2009	March 31, 2008
	(unaudited)	(unaudited)
Realized gains	$151	$37
Realized losses	(408)	(49)
Net realized gains/(losses)	$(257)	$(12)

During the three months ended March 31, 2009, we sold and received paydowns totaling $11.8 million of fixed income securities which resulted in net realized losses of $257,000. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

At March 31, 2009 and December 31, 2008, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
March 31, 2009 (unaudited)	Losses	Value	Losses	Value

U.S. Treasury securities and debt securities of U.S. government agencies	$(7)	$26,703	$—	$—
Total	$(7)	$26,703	$—	$—

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
December 31, 2008	Losses	Value	Losses	Value

Corporate bonds	$(6)	$231	$—	$—
Asset backed and other securities	(1)	1,144	—	—
Total	$(7)	$1,375	$—	$—

The gross unrealized losses reported above for March 31, 2009 and December 31, 2008 were primarily caused by general fluctuations in market interest rates from the respective purchase date of these securities through the end of those periods. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities the Company owns. Based on the Company’s review of these securities, including its assessment of the duration and severity of the related unrealized losses, the Company has not recorded any other-than-temporary impairment losses on these investments.

As of March 31, 2009 and December 31, 2008, the temporary unrealized gains on available-for-sale securities, net of tax, of $328,000 and $354,000, respectively, were included in accumulated other comprehensive income in the accompanying unaudited condensed consolidated balance sheets. As of March 31, 2009, a significant portion of the available-for-sale securities that the Company held were investment grade.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SAB Topic 5M, Accounting for Non-current Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. We follow a consistent and systematic process for recognizing impairments on securities that sustain other-than-temporary declines in value. We have established a policy for the impairment review process. The decision to impair a security incorporates both quantitative criteria and qualitative information. The impairment review process considers a number of factors including, but not limited to: (i) the length of time and the extent to which the fair value has been less than book value, (ii) the financial condition and near term prospects of the issuer, (iii) our intent and ability to retain impaired investments for a period of time sufficient to allow for any anticipated recovery in value, (iv) whether the debtor is current on interest and principal payments and (v) general market conditions and industry or sector specific factors. For securities that are deemed to be other-than-temporarily impaired, the security is adjusted to fair value and the resulting losses are recognized in other-than-temporary loss on impaired securities in the condensed consolidated statements of operations. The new cost basis of the impaired securities is not increased for future recoveries in fair value.

During the Company’s quarterly impairment assessment, the Company determined that a decline in value of certain securities was other-than-temporary. Accordingly, the Company recorded other-than-temporary impairment adjustments of $444,000 in the three months ended March 31, 2009. The Company included this non-cash impairment charge in other-than-temporary loss on impaired securities in the condensed consolidated statements of operations and other comprehensive income (loss). Other-than-temporary impairment losses recognized in 2009 included impairments on investments for which the Company determined that the impairment was other-than-temporary due to credit downgrades and/or the Company’s intent and ability to hold the investment to maturity. These securities covered a number of industries. If market, industry, and/or investee conditions deteriorate, the Company may incur further impairments. In addition, due to the current lack of a readily available market for certain of the Company’s available-for-sale securities totaling $631,000 and the continued uncertainty in the capital markets, the Company expects to recover the carrying values of these securities beyond the next 12 months. Consequently, the Company has classified those available-for-sale securities as non-current in the condensed consolidated balance sheets.

In December 2007, our enhanced money market fund investment, Columbia Strategic Cash Portfolio Fund, or Columbia fund, ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, the Company elected to receive a pro-rata allocation of the underlying securities in a separately managed account. At March 31, 2009, the market value of securities received in-kind from the Columbia fund investment included in available-for-sale securities was $9.3 million.

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

The following fair value hierarchy tables present information about the Company’s assets (cash and cash equivalents, available-for-sale securities) measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Basis of Fair Value Measurements
	Balance at March 31, 2009	Level 1	Level 2	Level 3
Cash and cash equivalents and available-for-sale securities:
Cash and cash equivalents	$42,723	$42,723	$—	$—
U.S. Treasury securities	109,073	109,073	—	—
Debt securities of U.S. government agencies	4,722	—	4,722	—
Corporate bonds	1,249	—	884	365
Asset backed and other securities	8,069	—	6,376	1,693
Total	$165,836	$151,796	$11,982	$2,058
Reported as:
Cash and cash equivalents	$42,723
Available-for-sale securities	122,482
Available-for-sale securities, non-current	631
Total	$165,836

Fair values are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value in accordance with SFAS 157. Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, broker quotes, credit spreads, default rates and prepayment speeds. The Company performs a review of the prices received from third parties to determine whether the prices are reasonable estimates of fair value. The Company’s analyses include, as needed, a comparison of pricing services’ valuations to other pricing services’ valuations for the identical security.

The Company generally obtains one price for each investment security. The Company performs a review to assess if the evaluated prices represent a reasonable estimate of their fair value. This process involves quantitative and qualitative analysis by the Company. Examples of procedures performed include, but are not limited to, initial and ongoing review of pricing service methodologies, review of the prices received from the pricing service, and comparison of prices for certain securities with two different appropriate price sources for reasonableness. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, which happens infrequently, the price of a security is adjusted accordingly. The pricing service provides information to indicate which securities were priced using market observable inputs so that the Company can properly categorize its financial assets in the fair value hierarchy.

The following table presents additional information about Level 3 assets measured at fair value on a recurring basis. Unobservable inputs are used to determine the fair value of positions that the Company has classified within the Level 3 category. The types of instruments valued based on Level 3 inputs include some corporate bonds, residential mortgage asset backed securities in the United States, United Kingdom and Australian markets, a prime auto loan asset-backed security and five structured investment vehicles (SIVs).

These Level 3 securities were valued using a number of different sources, namely the use of independent pricing sources which used their proprietary models. The Company reviewed the inputs and assumptions used in these fair value models for reasonableness, and believes that the fair values are consistent with the principles of SFAS 157.

The changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2009 were (in thousands):

Activity for the Three Months Ended March 31, 2009 (unaudited)	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at December 31, 2008	$2,314
Total unrealized gains included in other comprehensive income/loss	31
Total (realized/unrealized) losses included in net loss	(207)
Purchases, sales, issuances and settlements, net	(539)
Transfers out of Level 3 securities(a)	—
Transfers into Level 3 securities(a)	459
Balance at March 31, 2009	$2,058

(a)               Transfers out of Level 3 are considered to occur at the beginning of the period. Transfers into Level 3 are considered to occur at the end of the period. Transfers into Level 3 were a result of increased use of input data that could not be validated with other market data, resulting from continued deterioration in the credit markets.

The following table presents the amounts of other-than-temporary losses and change in unrealized losses for the three months ended March 31, 2009 relating to those available-for-sale securities for which the Company utilized significant Level 3 inputs to determine fair value and that were still held by the Company at March 31, 2009 (in thousands):

For the Three Months Ended March 31, 2009 (unaudited)
Total other-than-temporary loss on impaired securities for the period	$(268)

Increase in unrealized gains on securities still held at reporting date	$31

As of March 31, 2009, the Company does not have any liabilities that are measured at fair value on a recurring basis.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2009.

5. INVENTORIES

Inventories are recorded net of reserves of $1.5 million and $1.4 million as of March 31, 2009 and December 31, 2008, respectively. Inventory balances, net of reserves, consist of (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Raw materials and component parts	$2,787	$2,719
Work in process	58	40
Finished goods	479	282
Inventory, net	$3,324	$3,041

As noted above, the Company has recorded significant reserves against the carrying value of its inventory of raw material and certain component parts. The reserves relate primarily to inventories that the Company estimated would have no future use. The Company determined that it likely would continue to use some portion of the fully reserved component parts in production. The Company used $18,000 and $15,000 of its fully reserved component parts inventory during the first three months of 2009 and 2008, respectively. When the Company records inventory reserves, it establishes a new, lower cost basis for the inventory for accounting purposes. Accordingly, to the extent that this fully reserved inventory was used in production in the first three months of 2009 and 2008, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold. The original cost of the fully reserved inventory related to component parts is $593,000 as of March 31, 2009, and the Company intends to continue to use this reserved component parts inventory in production when appropriate.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of March 31, 2009 and December 31, 2008, respectively, consist of (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Receivable from Food and Drug Administration	$1,877	$1,877
Refundable federal income taxes	—	156
Prepaid clinical studies	873	200
Interest receivable	324	368
Prepaid insurance	466	448
Other prepaid expenses and assets	687	695
Total	$4,227	$3,744

The Company has paid product and establishment fees for its marketed product, MUSE, for the fiscal year 2007 of $512,000 (which was paid to the FDA in October 2006), for the fiscal year 2008 of $653,000 (which was paid to the FDA in October 2007) and for the fiscal year 2009 of $712,000 (which was paid to the FDA in September 2008). The Company believes it is due a refund pursuant to Section 736(d)(1)(C) of the Federal Food, Drug and Cosmetic Act, or FDC Act, on the basis that the fees paid by the Company exceed the anticipated present and future costs incurred by the FDA in conducting the process for the review of the Company’s human drug applications for VIVUS, Inc. The Company also paid an application fee to the FDA in September 2006 for the NDA for Evamist of $767,000 for which it received a refund in April 2008, on this same basis.

7. DEERFIELD FINANCING

On April 3, 2008, the Company entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of the agreements were amended and restated on March 16, 2009. Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from a Funding and Royalty Agreement, or FARA, entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of the Company’s common stock under a securities purchase agreement. Under the FARA, the Deerfield Sub made $3.3 million payments to the Company in April, September and December 2008 and February 2009 and will make two quarterly payments of approximately $3.3 million, thereafter. The Company will pay royalties on the current net sales of MUSE and if approved, on future sales of avanafil, an investigational product candidate, to the Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring the Company to use commercially reasonable efforts to preserve its intellectual property, manufacture, promote and sell MUSE, and develop avanafil.

The agreements also provide the Company with an option to purchase, and the Deerfield Affiliates with an option to compel the Company to purchase, or put right, the Deerfield Sub holding the royalty rights. If the Company exercises its right to purchase the Deerfield Sub, the net price will be $23 million if exercised before April 3, 2011, or $26 million if exercised after April 3, 2011 but before April 3, 2012 (the purchase prices are subject to other adjustments as defined in the agreement). After April 3, 2011, the Deerfield Affiliates may exercise the right to compel the Company to purchase the Deerfield Sub at a price of $17 million. This price could increase up to $26 million, and the timing of the sale of the shares could be accelerated under certain conditions including a change-in-control, sale of MUSE or avanafil, sale of major assets and the sale of securities in a transaction or a series of related transactions by the Company that exceed 20% of the Company’s outstanding common stock at the date the Option and Put Agreement was signed if at the time of the sale the Company’s market capitalization is below $300 million or each, a Major Transaction. Under these conditions, the cost of the shares of the Deerfield Sub would be $23 million on or before April 3, 2011 and $26 million from April 3, 2011 through April 3, 2018. The sale of the shares of the Deerfield Sub could also accelerate if the Company’s cash, cash equivalents and available for sale securities falls below $15 million or the Company’s market capitalization falls below $50 million. The purchase prices under the put right are subject to other adjustments as defined in the agreements. If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, the Company paid $2 million to the Deerfield Affiliates. The Company’s intellectual property and all of the accounts receivable, inventory and machinery and equipment arising out of or relating to MUSE and avanafil are collateral for this transaction. At March 31, 2009, substantially all of the accounts receivable, inventory and machinery and equipment on the Company’s condensed consolidated balance sheet relates to MUSE and serves as collateral for this transaction.

The Company has evaluated the Deerfield financing in accordance with FASB Financial Interpretation No., or FIN, 46(R), Consolidation of Variable Interest Entities, or FIN 46R, and determined that the Deerfield Sub may constitute a Variable Interest Entity, or VIE; however, the Company has also determined that it is not the primary beneficiary of this VIE at this time and has therefore concluded that the Company is not required to consolidate the Deerfield Sub (see Note 8: “Notes Payable”).

8. NOTES PAYABLE

Deerfield Financing

In accordance with Emerging Issues Task Force (EITF) Issue 88-18, Sale of Future Revenues, the FARA transaction is in substance a financing arrangement, or loan, that will be repaid by the Company. The minimum repayment amount would be $17 million, the amount of the unconditional put option held by the Deerfield Affiliates, plus royalties paid during the term of the agreement on sales of MUSE and, if approved, avanafil. Accordingly, the Company has recorded the advances from the Deerfield Affiliates, net of the $2 million option right payment and related fees and expenses, as a loan. The loan balance will increase as additional advances are received. The loan balance will increase quarterly up to the minimum amount owed of $17 million. The minimum amount to be recorded is lower than the contractual amounts owed if the Company exercises its call option of $23 million to $26 million, or if the Deerfield Affiliates require the Company to purchase the shares as a result of a “Major Transaction” (see Note 7: “Deerfield Financing”). Using the interest method under APB Opinion No. 21, Interest on Receivables and Payables, interest expense on the loan will be calculated and recognized over three years, which is the estimated term of the loan based on the earliest date that the Deerfield Affiliates could require the Company to repay the amounts advanced. The Deerfield Affiliates will receive a quarterly payment based on net sales of MUSE. The initial imputed effective annual interest rate on the financing was approximately 32% as calculated based upon quarterly advances under the FARA, up to a loan balance of $17 million, offset by the estimated quarterly royalty payments to the Deerfield Affiliates. The imputed interest rate was revised to 33% at December 31, 2008 based on the actual royalty payments made and the timing of payments and advances in 2008. The imputed effective interest rate is utilized for purposes of calculating the interest expense only and does not reflect the amount of royalty paid to the Deerfield Affiliates on a quarterly basis. Quarterly royalty payments are based on a percentage of net MUSE sales at a rate substantially lower than the imputed effective interest rate used to calculate interest expense.

Crown Bank N.A. Loan

On January 4, 2006, VIVUS, Inc. and Vivus Real Estate LLC, a wholly owned subsidiary of VIVUS, Inc., jointly, the Company, entered into a Term Loan Agreement and a Commercial Mortgage Note, or the Agreements, with Crown Bank N. A., or Crown, secured by the land and buildings, among other assets, located at 735 Airport Road and 745 Airport Road in Lakewood, New Jersey, or the Facility. The Facility is the Company’s principal manufacturing facility, which the Company purchased on December 22, 2005. Under the Agreements, the Company borrowed $5,375,000 on January 4, 2006 from Crown payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% for the quarters ended March 31, 2009 and 2008, respectively. Because the interest rate is variable, and based on a market rate, the carrying value of the debt approximates fair value. The Agreements contain prepayment penalties, and a requirement to maintain a depository account at Crown with a minimum collected balance of $100,000 which, if not maintained, will result in an automatic increase in the interest rate on the note of one-half (0.5%) percent. The Facility, assignment of rents and leases on the Facility, and a $700,000 Certificate of Deposit held by Crown, classified as restricted cash, serve as collateral for these Agreements.

Total long-term notes payable consist of the following (in thousands):

	March 31, 2009	December 31, 2008
	(unaudited)
Deerfield loan	$8,653	$6,277
Crown Bank N.A. loan	5,009	5,045
Total notes payable	13,662	11,322
Less current portion	(148)	(145)
Total long-term notes payable	$13,514	$11,177

Current portion of notes payable is included under the heading “Accrued and other liabilities”.

Future minimum principal payments of the long-term notes payable as of March 31, 2009 are as follows (in thousands):

As of March 31, 2009	Deerfield Loan	Crown Bank N.A. Loan	Total
Remainder of 2009	$—	$145	$145
2010	—	157	157
2011	8,653	169	8,822
2012	—	181	181
2013	—	197	197
Thereafter	—	4,160	4,160
Total	$8,653	$5,009	$13,662

In the first quarter of 2004, the Company signed an agreement for a secured line of credit with Tanabe Holding America, Inc., a subsidiary of Tanabe Seiyaku Co., Ltd., or Tanabe, allowing it to borrow up to $8.5 million to be used for the development of avanafil. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or Mitsubishi Tanabe. On April 24, 2007, in connection with the Company’s sale of Evamist to K-V (see Note 11: “Sale of Evamist Product”), the Company paid off the outstanding balance of $6.7 million, including all accrued interest, in order to obtain Mitsubishi Tanabe’s release of liens against all assets including the Evamist assets and intellectual property.

9. AGREEMENTS

In 2001, VIVUS entered into a Development, Licensing and Supply Agreement with Tanabe for the development of avanafil, an oral PDE5 inhibitor product candidate for the treatment of erectile dysfunction. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or Mitsubishi Tanabe. Under the terms of the 2001 Development, Licensing and Supply Agreement with Tanabe, the Company paid a $2 million license fee obligation to Tanabe in the year ended December 31, 2006. No payments were made under this agreement with Mitsubishi Tanabe in the years ended December 31, 2007 and 2008; however, the Company paid Mitsubishi Tanabe $4 million in January 2009 following the enrollment in December 2008 of the first patient in the first Phase 3 clinical study. The Company expects to make other substantial payments to Mitsubishi Tanabe in accordance with its agreements with Mitsubishi Tanabe as the Company continues to develop and, if approved for sale, commercialize avanafil for the oral treatment of male sexual dysfunction.  Such potential future milestone payments total $15 million in the aggregate and include payments upon: the first submission of an NDA; obtainment of the first regulatory approval in the United States and any major European country; and achievement of $250 million or more in calendar year sales.

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

In February 2004, the Company entered into exclusive licensing agreements with Acrux Limited, or Acrux, and a subsidiary of Acrux under which it agreed to develop and, if approved, commercialize Testosterone MDTS, or Luramist, and Evamist in the United States for various female health applications. Under the terms of the agreements, the Company agreed to pay to Acrux for Luramist: licensing fees of $2 million, up to $3.3 million for the achievement of certain clinical development milestones, up to $3 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization. For Evamist, the Company agreed to pay to Acrux licensing fees of $1 million, up to $1 million for the achievement of certain clinical development milestones, up to $3 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization. The Company made a $1 million milestone payment to Acrux in October 2006 related to the submission of an NDA to the FDA for Evamist. Upon approval of the NDA for Evamist, a $3 million product approval milestone became due and was paid to Acrux in August 2007. Under the terms of the Asset Purchase Agreement with K-V for the sale of Evamist, K-V paid $1.5 million of this $3 million obligation. In August 2008, the Company assigned all of its rights and obligations under the Evamist license agreement to K-V. See Note 11: “Sale of Evamist Product” below for additional information concerning the terms of this agreement.

The Company has entered into several agreements to license patented technologies that are essential to the development and production of the Company’s transurethral product for the treatment of erectile dysfunction. In connection with these agreements, the Company is obligated to pay royalties on product sales of MUSE (4% of United States and Canadian product sales and 3% of sales elsewhere in the world). In the first three months of 2009 and 2008, the Company recorded royalty expenses of $9,000 and $68,000, respectively, as cost of goods sold and manufacturing expense.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company’s analysis of all available evidence, both positive and negative, as of March 31, 2009, it was considered more likely than not that the Company’s deferred tax assets would not be realized.

As of March 31, 2009, the Company believes that the amount of the deferred tax assets recorded on its condensed consolidated balance sheet would not ultimately be recovered.  However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it can recover its deferred tax assets.

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

In addition, under the terms of the Transaction, K-V reimbursed VIVUS for $1.5 million of the $3 million milestone payment paid by VIVUS to Acrux upon FDA Approval of the NDA. In connection with the Transaction, in order to obtain Mitsubishi Tanabe’s release of liens against all assets including the Evamist assets and intellectual property, the Company repaid the Mitsubishi Tanabe line of credit (see Note 8: “Notes Payable”).

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

As the Company recognized a net loss for the three months ended March 31, 2009 and 2008, all potential common equivalent shares were excluded as they were anti-dilutive. For the three months ended March 31, 2009 and 2008, 5,760,918 and 2,814,600 options outstanding, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In November 2006, the Company entered into a 30-month lease for its Mountain View corporate headquarters location with its existing landlord. The lease commenced on February 1, 2007. The base monthly rent is set at $1.85 per square foot or $26,000 per month. The lease expires on July 31, 2009.  On December 16, 2008, we entered into an amendment to this lease. Under the terms of the amended lease, we will continue to lease the office space for our corporate headquarters for a two year period commencing on August 1, 2009 and expiring on July 31, 2011. The base monthly rent is set at $1.64 per square foot or $23,000 per month. The amended lease allows us one option to extend the term of the lease for one year from the expiration of the lease.

Future minimum lease payments under operating leases are as follows (in thousands):

Remainder of 2009	$397
2010	513
2011	299
$1,209

Manufacturing Agreements

In November 2002, the Company entered into a manufacturing agreement to purchase alprostadil from a supplier beginning in 2003 and ending in 2008. In May 2007, the terms of the agreement were amended to require the purchase of a minimum total of $2.3 million of product from 2007 through 2011. The Company’s remaining commitment under this agreement is $1.5 million.

Other Agreements

The Company has entered into various agreements with clinical consultants and clinical research organizations to perform clinical studies on its behalf and, at March 31, 2009, its remaining commitment under these agreements totaled $41.3 million. The Company has remaining commitments under various general and administrative services agreements totaling $2 million at March 31, 2009, including $1.3 million related to Leland F. Wilson’s Employment Agreement (see paragraph below). The Company has also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at March 31, 2009, its remaining commitment under these agreements totaled $8.3 million. In addition, the Company has entered into marketing promotion and related agreements for its erectile dysfunction product, MUSE. At March 31, 2009, its remaining commitment under these marketing agreements totaled $695,000.

On December 19, 2007, the Compensation Committee of the Board of Directors of the Company approved an employment agreement, or the Employment Agreement, with Leland F. Wilson, the Company’s President and Chief Executive Officer. The Employment Agreement includes salary, incentive compensation, retirement benefits and length of employment, among other items, as agreed to with Mr. Wilson. The Employment Agreement has an initial term of two years commencing on the effective date, June 1, 2007, or the Effective Date. On the second anniversary of the Effective Date, the Employment Agreement will automatically renew for an additional one-year term unless either party provides the other party with a notice of non-renewal. On January 23, 2009, the Compensation Committee approved an amendment to the Employment Agreement, or the Amendment, which amends the Employment Agreement. Pursuant to the Amendment, the initial term of the Employment Agreement was increased from two to three years commencing on June 1, 2007 and other relevant dates were also extended to reflect the three year initial term.

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

14. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the first three months of 2009 and 2008, sales to significant customers as a percentage of total revenues were as follows:

	2009	2008
Customer A	2%	5%
Customer B	58%	42%
Customer C	11%	19%
Customer D	21%	23%

The Company relies on third party sole-source manufacturers to produce its clinical trial materials, components and raw materials. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality. Several of the Company’s manufacturers are sole-source manufacturers where no alternative suppliers exist. In the three months ended March 31, 2009, the Company spent $7.2 million for services provided by one clinical research organization on the Qnexa Phase 3 studies, which represented 36% of the Company’s total research and development expenses for the quarter. Separately, the Company spent another $5.2 million for services provided by another clinical research organization on the avanafil Phase 3 studies, which represented 26% of the Company’s total research and development expenses for the quarter. In the three months ended March 31, 2008, the Company spent $17.3 million for services provided by one clinical research organization on the Qnexa Phase 3 studies, which represented 74% of the Company’s total research and development expenses for the quarter.

15. INTEREST INCOME, NET

The components of interest income, net were as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Interest income	$465	$2,121
Realized losses on marketable securities, net	(257)	(12)
Interest income, net	$208	$2,109

16. EQUITY TRANSACTIONS

On April 3, 2008, the Company entered into several agreements with the Deerfield Affiliates (see Note 7: “Deerfield Financing”). Certain of these agreements were amended and restated on March 16, 2009. Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from a FARA and $10 million from the sale of the Company’s common stock under a securities purchase agreement. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of the Company’s common stock for an aggregate purchase price of $10 million and the Company paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately $200,000 in certain expenses incurred in this transaction, registered under the shelf Registration Statement (File Number 333-135793) filed with the SEC on July 14, 2006. The number of shares was determined based on the volume weighted average price on the Nasdaq Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008.

On May 5, 2008, the Company filed with the SEC a shelf Registration Statement on Form S-3 (File Number 333-150649) which was declared effective by the SEC on May 29, 2008, providing the Company with the ability to offer and sell up to an aggregate of $150 million of common stock from time to time in one or more offerings. The terms of any such future offering would be established at the time of such offering.

On May 5, 2008, the Company filed a Form S-8 (File Number 333-150647) with the SEC registering 1,000,000 shares of common stock, par value $0.001 per share, under the 2001 Stock Option Plan, as amended.

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

On March 9, 2009, the Company filed a Form S-8 (File Number 333-157787) with the SEC registering 1,000,000 shares of common stock, par value $0.001 per share, under the 2001 Stock Option Plan, as amended.

17. LEGAL MATTERS

In the normal course of business, the Company receives claims and makes inquiries regarding patent infringement and other legal matters. The Company believes that it has meritorious claims and defenses and intends to pursue any such matters vigorously.

The Company and Acrux Limited through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, are parties to the Testosterone Development and Commercialization Agreement dated February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covers the Company’s investigational product candidate, Luramist, which is licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to the Company related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief.  The Company asserted counterclaims against Acrux in the arbitration and sought the enforcement of the Company’s rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009,and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that it was in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that the Company had used diligent, commercially reasonable efforts to develop Luramist and that the Company has satisfied its obligations to keep Acrux informed on the status of the development efforts. The Panel also ruled in favor of the Company on certain of its counterclaims. The Interim Arbitration Award requires the parties to meet and confer on a number of contractual obligations and to report back to the Panel within 35 days on the results of these efforts. See Note 18: “Subsequent Event”.

In January 2009, a former employee filed a U.S. Equal Employment Opportunity Commission Claim. The Notice of Charge of Discrimination was vague as to the nature and scope of the claim, merely indicating that sex discrimination and retaliation under Title VII of the Civil Rights Act is alleged. Additionally, the Company received a letter from a former employee claiming California labor code violations in connection with the former employee’s recruitment and wrongful termination. The Company has fully investigated the charges by these former employees and believes that there is no merit to these charges and that it has meritorious defenses to such charges. The Company believes the employees have no claim to additional compensation or benefits. Due to the current economic downturn, employees may be more likely to file employment-related claims, especially those that have received poor performance reviews. Although there may be no merit to such claims, the Company may be required to allocate additional monetary and personnel resources to defend against these types of allegations in the future.

The Company is not aware of any other asserted or unasserted claims against it where an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

18. SUBSEQUENT EVENT

As mentioned in Note 17: “Legal Matters”, the arbitration hearing between the Company and Acrux concluded on January 23, 2009, and on April 6, 2009 the Panel issued its Interim Arbitration Award finding in favor of the Company that it was in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Interim Arbitration Award requires the parties to meet and confer on a number of contractual obligations and to report back to the Panel within 35 days on the results of these efforts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-Q contain “forward-looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “intend,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our history of losses and variable quarterly results; (2) substantial competition; (3) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (4) our reliance on sole source suppliers; (5) our limited sales and marketing efforts and our reliance on third parties; (6) failure to continue to develop innovative drug candidates and products; (7) risks related to noncompliance with United States Food and Drug Administration, or the FDA, regulations; (8) our ability to demonstrate through clinical testing the safety and effectiveness of our clinical investigational drug candidates; (9) the timing of initiation and completion of clinical trials and submissions to the FDA; (10) the volatility and liquidity of the financial markets; and (11) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Risk Factors Affecting Operations and Future Results.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

VIVUS, Inc. is a biopharmaceutical company, incorporated in 1991, dedicated to the development and commercialization of therapeutic products for large underserved markets. Our investigational drugs currently under development could serve the obesity, diabetes and sexual health markets. Our current and investigational drug candidates in development encompass patented proprietary formulations and novel delivery systems. To date, through employment of this strategy, we have one FDA approved drug and several investigational drug candidates in late stages of clinical development. With respect to obesity, analysts estimate that this potential worldwide market could exceed $5 billion annually. Sales of approved drugs for diabetes exceed $10 billion. The indications targeted by our investigational sexual health product candidates each represent a projected market greater than $1 billion annually.

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

All of the pivotal Phase 3 studies for Qnexa for obesity were initiated in the fourth quarter of 2007 and are fully enrolled. The first Phase 3 study, EQUATE (OB-301), was completed in late 2008. The co-primary endpoints for the ongoing studies will evaluate the differences between treatments from baseline to the end of the treatment period, in mean percent weight loss and in the percentage of subjects achieving weight loss of 5% or more. All Phase 3 studies utilize our novel once-a-day formulation of Qnexa, which at full strength contains 15 mg phentermine and 92 mg of a proprietary controlled release formulation of topiramate.

Our late-stage investigational product candidate pipeline includes:

•                  Qnexa, being developed to treat obesity, for which two of the Phase 3 studies are ongoing and one Phase 3 study has been completed;

•                  Qnexa, being developed to treat diabetes, for which a Phase 2 study has been completed;

•                  Avanafil, being developed to treat erectile dysfunction (ED), for which Phase 3 studies are ongoing; and

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

It is our objective to become a leader in the development and commercialization of products for large underserved markets. We believe we have strong intellectual property supporting several opportunities in obesity, diabetes and sexual health. Our future growth depends on our ability to further develop and obtain regulatory approval of our investigational drug candidates for indications in which we are studying as well as in-licensing and product line extensions.

We have funded operations primarily through private and public offerings of our common stock, the sale of the rights to Evamist and through product sales of MUSE. We expect to generate future net losses due to increases in operating expenses as our various investigational drug candidates are advanced through the various stages of clinical development. In connection with the sale of Evamist, we received to date an aggregate of $150 million. The sale of Evamist was a unique transaction. As discussed in Note 11: “Sale of Evamist Product,” an initial $10 million was paid at closing and $140 million was paid upon the FDA’s approval of the Evamist NDA. These payments are non-refundable and have been recorded as deferred revenue and are recognized as license and other revenue ratably over a 21.5-month period, from August 1, 2007 to May 15, 2009, which is the remaining term of a license to improvements to the metered dose transdermal spray, or MDTS, applicator. As compared to revenues from sales of MUSE, license and other revenue will be significant on a quarterly basis until all of the revenue from the sale of Evamist is recognized, which is currently expected to be May 2009. Since the $150 million has been received and we have no related contingencies, the future recognition of revenue and the corresponding reduction of deferred revenue related to the Evamist sale will have no impact on our cash flows from operations in future periods through May 2009. As of March 31, 2009, we have incurred a cumulative deficit of $186.6 million and expect to incur operating losses in future years.

Year-to-Date 2009

Year-to-date highlights include:

•                 Issuance of Key European Patent for Qnexa – In January 2009, we announced that the European Patent Office had granted a patent for Qnexa. The European patent, No. 1,187,603, broadly covers Qnexa and its use as a weight loss treatment and extends the intellectual property protection of Qnexa beyond the already issued patents in the United States and abroad.

•                 Qnexa Treatment Resulted in Improved Glucose Control in Obese Non-Diabetic Subjects– In January 2009, we announced additional results from the EQUATE study (OB-301), which found that EQUATE study subjects treated with Qnexa had a significant reduction in HbA1c compared to placebo treated subjects. The EQUATE study was designed as a weight loss trial; however, additional analysis of the results showed a significant control of blood sugar in these non-diabetic subjects treated with Qnexa as compared to the placebo group.

•                 Senior Management Promotions – In January 2009, we announced that Peter Tam had been promoted to chief operating officer (COO). In his capacity as COO, Mr. Tam will continue to have overall responsibility for business development, clinical and preclinical development, regulatory affairs and chemistry, manufacturing and controls. In addition, Charles Bowden, M.D., was promoted to senior director, clinical development. Dr. Bowden has assumed responsibility for the avanafil Phase 3 clinical studies and continues to lead our efforts in experimental medicine.

•                  Initiated Second Pivotal Phase 3 Trial of Avanafil for Treatment of Erectile Dysfunction – In February 2009, we announced that we had initiated the REVIVE-Diabetes (TA-302) study to evaluate avanafil for treatment of ED in men with diabetes, one of the most common causes of erectile dysfunction.

Our Product Pipeline

We currently have the following research and development programs for investigational drug candidates targeting obesity, diabetes and sexual health:

Product	Indication	Status	Patent Expiry and Number
Qnexa (phentermine and topiramate CR)	Obesity	Phase 3 ongoing. One Phase 3 study completed	2019 (US 7,056,890 B2)
Qnexa (phentermine and topiramate CR)	Diabetes	Phase 2 study completed	2019 (US 7,056,890 B2)
Avanafil (PDE5 inhibitor)	Erectile dysfunction	Phase 3 ongoing	2020 (US 6,656,935)
Luramist (Testosterone MDTS)	Hypoactive sexual desire disorder	Phase 2 completed	2017 (US 6,818,226)

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

In December 2008, we announced the results from the EQUATE (OB-301) study. The EQUATE study included 756 obese subjects (599 females and 157 males) across 32 centers in the United States. The average baseline body mass index, or BMI, of the study population was 36.3 kg/m(2) and baseline weight was 223 pounds. Subjects treated with full-dose and mid-dose Qnexa lost 9.2% and 8.5% of their starting body weight in 28-weeks, respectively, as compared to 1.7% for those in the placebo group (ITT-LOCF p<0000.1%). On an observed basis, patients on full-dose Qnexa lost 11.6% of their body weight in 28-weeks. The protocol for the EQUATE study was designed to meet current FDA guidelines for combination drug development.

Diabetes

Diabetes is a significant worldwide disease. Based on the third edition of the Diabetes Atlas published in 2006, the International Diabetes Federation estimated that in 2007 there were 246 million people with diabetes worldwide, with 46% of those affected in the 40 to 59 age group. Diabetes, mostly type 2 diabetes, now affects 5.9% of the world’s adult population, with almost 80% of the total in developing countries. The CDC estimates, based on 2007 data, that nearly 24 million people in the United States have diabetes, mostly type 2 diabetes, and that 57 million people have pre-diabetes, a condition that puts people at increased risk of diabetes. Type 2 diabetes is characterized by inadequate response to insulin and/or inadequate secretion of insulin as blood glucose levels rise. Therapies for type 2 diabetes are directed toward correcting the body’s inadequate response with oral or injectable medications, or directly modifying insulin levels through injection of insulin or insulin analogs.

The currently approved oral medications for type 2 diabetes include insulin releasers such as glyburide, insulin sensitizers such as Actos and Avandia, inhibitors of glucose production by the liver such as metformin, DPP-IV inhibitors like Januvia, as well as Precose and Glyset, which slow the uptake of glucose from the intestine. The global market for diabetes medications was estimated at $24 billion in 2007, according to IMS Health. However, it is estimated that a significant portion of type 2 diabetics fail oral medications and require injected insulin therapy. Current oral medications for type 2 diabetes have a number of side effects, including hypoglycemia, weight gain and edema. Numerous pharmaceutical and biotechnology companies are seeking to develop insulin sensitizers, novel insulin formulations and other therapeutics to improve the treatment of diabetes. Previous clinical studies of topiramate in type 2 diabetics resulted in a clinically meaningful reduction of hemoglobin A1c, a measure used to determine treatment efficacy of anti-diabetic agents.

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

Qnexa for Obesity

Qnexa is our proprietary oral investigational product candidate for the treatment of obesity, incorporating low doses of active ingredients from two previously approved products, topiramate and phentermine. We believe that by combining these compounds, Qnexa can simultaneously address excessive appetite and high threshold for satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. Qnexa is a once-a-day capsule containing a proprietary formulation of controlled release topiramate and phentermine. The primary efficacy endpoint for Phase 3 weight loss trials as recommended by the FDA is an assessment of the mean percent reduction in baseline body weight compared to placebo and the proportion of subjects who lose 5% or more of their baseline body weight over a one-year period. FDA draft guidelines for obesity products set forth a primary efficacy benchmark in Phase 3 trials of at least 35% of patients achieving 5% or more weight loss. In Europe, the Committee for Medicinal Products for Human Use of the European Medicines Agency has recommended that demonstration of significant weight loss of at least 10% of baseline weight is considered to be a valid primary endpoint for anti-obesity drugs. The FDA and foreign authorities require obesity studies to be conducted for at least one year. Although the results for both of our Phase 2 studies and our first Phase 3 obesity trial met these current guidelines for efficacy, there can be no assurance that these results can be replicated in a one-year Phase 3 trial.

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

The most common drug-related adverse events reported for the full-dose, mid-dose and placebo group were paresthesia (tingling of the extremities) (23%, 16%, 3%), dry mouth (18%, 13%, 0%), altered taste (15%, 8%, 0%), headache (16%, 15%, 13%) and constipation (15%, 7%, 8%). Reported drug-related adverse events for depression and altered mood were minimal (1.9%, 0.9% and 1.8%, respectively). Moreover, individual depression assessments for each subject, as measured by PHQ-9, demonstrated statistically significant improvements (p<0.05) from baseline for both Qnexa treatment groups. Overall average completion rate for the Qnexa treatment group was 70%.

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

The EQUATE study was designed as a weight loss trial; however, additional analysis of the results showed a significant control of blood sugar in these non-diabetic subjects treated with Qnexa as compared to the placebo group. Subjects treated with Qnexa had a significant improvement in glycemic control as measured by a reduction in hemoglobin A1c (HbA1c) compared to placebo. The overall placebo subtracted reduction in HbA1c was 0.11% and 0.10% for Qnexa full and mid-dose, respectively, over the 28-week treatment period (p < 0.0001). Baseline HbA1c levels were 5.48% and 5.42% for the full-dose and mid-dose groups.

In November 2007, we initiated two Phase 3 double-blind, placebo-controlled, multi-center studies comparing Qnexa to placebo over a 56-week treatment period. All Phase 3 studies are utilizing our once-a-day formulation of Qnexa, which at full dose contains 15 mg phentermine and 92 mg of a proprietary controlled release formulation of topiramate. The studies are designed to prospectively demonstrate the safety and efficacy of Qnexa in obese and overweight patients with different baseline characteristics. The first year-long study, known as EQUIP (OB-302), enrolled over 1,250 morbidly obese patients with a BMI that equals or exceeds 35 with or without controlled co-morbidities. The second trial, known as CONQUER (OB-303), enrolled overweight and obese adult subjects with BMI’s from 27 to 45 and at least two co-morbid conditions, such as hypertension, dyslipidemia and type 2 diabetes. The co-primary endpoints for these studies will evaluate the differences between treatments in mean percent weight loss from baseline to the end of the treatment period and the differences between treatments in the percentage of subjects achieving weight loss of 5% or more. Top-line results from the EQUIP and CONQUER studies are expected in the third quarter of 2009.

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

The Phase 2 study also demonstrated significant improvements in patients’ quality of life, such as self-esteem, public distress and physical function, when treated with Qnexa. Treatment with topiramate alone showed no improvement in any aspects of quality of life despite primary significant weight loss. These results suggest that the component of phentermine increases the tolerability of topiramate, which was the scientific rationale for combining these two agents at low doses for the treatment of obesity and related co-morbidities.

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

The most common drug-related adverse events reported over the year for the treatment and placebo groups, respectively, were tingling (19%, 0%), constipation (13%, 4%) and nausea (12%, 6%). Patients on antidepressants such as SSRI’s or SNRI’s were allowed to participate in the studies. Subjects were monitored for depression and suicidality using the PHQ-9 questionnaire, a validated mental health assessment tool agreed to by the FDA for use in our studies. Subjects treated with Qnexa demonstrated greater improvements in PHQ-9 scores from baseline to the end of the study than the placebo group.

Despite a mean baseline HbA1c level of 8.8%, 53% of the subjects treated with Qnexa were able to achieve the ADA recommended goal of 7% or lower, versus 40% of the subjects in the placebo arm (p<0.05). The incidence of hypoglycemia in the treatment and placebo arms were similar (12% and 9%, respectively). Qnexa was well-tolerated, with no treatment-related serious adverse events.

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

In December 2008, we initiated the first of several pivotal Phase 3 studies of avanafil. The first study, REVIVE (TA-301), is a randomized, double-blind, placebo-controlled, efficacy and safety study of avanafil in men with a history of ED. In April 2009, we completed enrollment in this study. Subjects will undergo a four-week run-in period followed by 12 weeks of treatment. Subjects will be randomized to placebo or one of three dose levels of active drug. The primary endpoints of the study will be improvement in erectile function as measured by the Sexual Encounter Profile and improvements in the International Index of Erectile Function score, or IIEF.

The REVIVE study (TA-301) is being conducted pursuant to an SPA agreement with the FDA. TA-301 has enrolled over 600 patients at approximately 40 sites in the United States. Subjects are instructed to attempt sexual intercourse 30 minutes after taking avanafil, with no restrictions on food or alcohol consumption. TA-301 will study three doses of avanafil: 50mg, 100 mg and 200mg.

The Phase 3 program will include two additional studies. It is expected that REVIVE-Diabetes (TA-302) will enroll 300 subjects with ED caused by diabetes; REVIVE-RP (TA-303) will enroll 375 subjects with ED who have undergone a radical prostatectomy. REVIVE-Diabetes and REVIVE-RP have commenced enrollment. Subjects will undergo a four-week run-in period followed by 12 weeks of treatment. Subjects will be randomized to placebo or one of three dose levels of active drug. The primary endpoints of the study will be improvement in erectile function as measured by the Sexual Encounter Profile and improvements in the IIEF score. Subjects are instructed to attempt sexual intercourse 30 minutes after taking avanafil, with no restrictions on food or alcohol consumption. TA-302 and TA-303 will study two doses of avanafil: 100 mg and 200mg.

The Phase 3 program will also include an open-label safety study, TA-314. Enrollment in TA-314 has begun. The open label study will follow subjects for up to one year with the objective of providing data on at least 300 subjects for six months and 100 subjects for 12 months.

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

Testosterone MDTS

Hypoactive Sexual Desire Disorder

Hypoactive Sexual Desire Disorder, or HSDD, the persistent or recurrent lack of interest in sexual activity resulting in personal distress, is reported to be the most common type of female sexual dysfunction, affecting as many as 30% of women in the United States. Several studies over the last several decades have demonstrated that testosterone is an important component of female sexual desire. As a woman ages, there is a decline in testosterone production. The administration of testosterone has been associated with an increase in sexual desire in both pre- and post-menopausal women. In addition to the gradual decline in testosterone that accompanies aging and natural menopause, the surgical removal of a woman’s ovaries rapidly results in a decrease of approximately one-half of the woman’s testosterone production capability. Hence, HSDD can occur much faster, and at a younger age, in women who have undergone this type of surgically-induced menopause. Furthermore, HSDD has been observed in pre-menopausal women with naturally-occurring low levels of testosterone.

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

Clinical Status

Previously, we announced positive Phase 2 results for Luramist, which showed a statistically significant improvement in the number of satisfying sexual events in pre-menopausal patients with HSDD. We met with the FDA to share results from our Phase 2 clinical study and to discuss the Phase 3 study requirements. We submitted a Phase 3 safety and efficacy protocol under the SPA process and met with the FDA in March 2007 to resolve the issues they raised regarding the details of the protocol. In January 2008, we successfully completed and reached agreement with the FDA regarding the SPA for the Phase 3 efficacy trial for Luramist. We plan to conduct two identically designed efficacy trials. In addition, we reached agreement with the FDA on the safety requirements necessary for approval.

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

Sale of Evamist to K-V Pharmaceutical Company

On March 30, 2007, we entered into a definitive agreement with K-V, to transfer our assets and grant a sublicense of our rights under the Evamist Agreement to K-V, or the Transaction. The closing of the Transaction occurred on May 15, 2007. Under the terms of the Transaction, upon the closing, we received an upfront payment of $10 million. On July 27, 2007, we received FDA approval of the NDA for Evamist. On August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V and on August 8, 2007, K-V paid us the additional $140 million milestone payment due upon FDA approval of the Evamist NDA. In August 2008, the Company assigned all of its rights and obligations under the Evamist license agreement to K-V. We are also eligible to receive certain one-time payments of up to $30 million based on achieving certain annual net sales thresholds for Evamist. In connection with the Transaction, in order to obtain Mitsubishi Tanabe’s blanket release of liens against our assets including the Evamist assets and intellectual property, we repaid the Mitsubishi Tanabe line of credit.

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

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of the agreements were amended and restated on March 16, 2009. Under the agreements, Deerfield and its affiliates agreed to provide us with $30 million in funding. The $30 million in funding consists of $20 million from the Funding and Royalty Agreement, or FARA, entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of our common stock. Under the FARA, the Deerfield Sub made $3.3 million payments to us in April, September and December 2008 and February 2009 and will make two quarterly payments of approximately $3.3 million thereafter. Such payments are referred to as the Funding Payments. We will pay royalties on the current net sales of MUSE and, if approved, on future sales of avanafil, an investigational product candidate to the Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, to manufacture, promote and sell MUSE, and to develop avanafil. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million, and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately $200,000 in certain expenses incurred in this transaction. The number of shares was determined based on the volume weighted average price on the NASDAQ Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights, each as described in greater detail below. If either party exercises its option, any further royalty payments would be effectively terminated. Collectively, these transactions are referred to as the Deerfield Transactions.

Also in connection with the Deerfield Transactions, the Company, the Deerfield Affiliates and the Deerfield Sub entered into the Option and Put Agreement, dated April 3, 2008, and an Amended and Restated Option and Put Agreement dated March 16, 2009, or the OPA. Pursuant to the OPA, the Deerfield Affiliates have granted us an option to purchase all of the outstanding shares of common stock of the Deerfield Sub from the Deerfield Affiliates, referred to as the Option, and we have agreed to grant the Deerfield Affiliates an option to require us to purchase all of the outstanding shares of common stock of the Deerfield Sub from the Deerfield Affiliates, referred to as the Put Right.

If we exercise the Option, base consideration for the Option exercise, or Base Option Price, will be:

•                  $25 million, less $2 million we paid on closing, if the Option is exercised on or prior to the third anniversary of the execution of the OPA; or

•                  $28 million, less $2 million we paid on closing, if the Option is exercised subsequent to the third anniversary but prior to the fourth anniversary of the execution of the OPA.

The aggregate consideration payable by VIVUS upon exercise of the Option, or the Option Purchase Price, would be equal to the sum of the Base Option Price, plus: (i) the cash and cash equivalents held by the Deerfield Sub at the date of the closing of the resulting sale of the common stock of the Deerfield Sub; (ii) accrued and unpaid royalties; and minus (i) the option premium of $2 million that was paid at the closing of the transaction (referred to as the Option Premium); (ii) accrued but unpaid taxes; (iii) unpaid Funding Payments; (iv) loans payable by the Deerfield Sub; and (v) any other outstanding liabilities of the Deerfield Sub. The Option terminates on the fourth anniversary of the execution of the OPA.

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

The aggregate consideration payable by the Company upon exercise of the Put Right, or the Put Purchase Price, would be equal to the sum of the Base Put Price, plus: (i) the cash and cash equivalents held by the Deerfield Sub at the date of the closing of the resulting sale of the common stock of the Deerfield Sub; (ii) accrued and unpaid royalties; and minus (i) accrued but unpaid taxes; (ii) unpaid Funding Payments; (iii) loans payable by the Deerfield Sub, and (iv) any other outstanding liabilities of the Deerfield Sub.

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

(b)         no longer have the ability to elect a majority of the Company’s Board of Directors;

(2)          as a result of which shares of the Company’s common stock are changed into (or the shares of common stock become entitled to receive) the same or a different number of shares of the same or another class or classes of stock or securities of the Company or another entity, collectively referred to as Change in Control Transactions;

•                  a sale or transfer of the Company’s assets in one transaction or a series of related transactions for a purchase price of more than $350 million where the consideration to be payable at or within 30 days of closing of such transaction or transactions has a value of more than $350 million, or a sale, transfer or license of all or substantially all the Company’s assets or proprietary rights that relate specifically to MUSE or avanafil; or

•                  a purchase, tender or exchange offer made to the holders of outstanding shares of the Company’s common stock, such that following such purchase, tender or exchange offer a Change in Control Transaction shall have occurred; or

•                  an issuance or series of issuances in a series of related transactions by the Company of an aggregate number of shares of common stock in excess of 20% of the Company’s outstanding common stock on April 3, 2008 if, immediately prior to such issuance, the market capitalization of the Company is less than $300 million.

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

Sales Allowances and Reserves:  Revenues from product sales are recorded net of product sales allowances for expected returns of expired product, government chargebacks and other rebate programs, and cash discounts for prompt payment. These sales allowances are deducted from gross product revenues at the time such revenues are recognized along with the recording of a corresponding reserve, or liability. In making these estimates we take into consideration our historical information, current contractual and statutory requirements, shelf life of our products, estimated customer inventory levels and information received from outside parties. Significant judgments and estimates must be made and used in estimating the reserve balances in any accounting period. Our product sales allowances and reserves include:

•      Product Returns:  We have estimated reserves for product returns from wholesalers, hospitals and pharmacies in the United States in accordance with our product returns policy. Our returns policy allows product returns within the period beginning six months prior to and twelve months following product expiration. We sell one pharmaceutical product, MUSE, which is sold in four dosages and has a 24-month shelf-life. As of March 31, 2009, the shipments of MUSE in the United States made in 2009, 2008, 2007, and a portion of the shipments in 2006 remain subject to future returns.

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

At March 31, 2009, we continued to use an estimated product returns rate of 6.5%. We have used this rate since December 31, 2007, based on our product returns experience. Actual product returns can fluctuate between years due to both the timing of expiration and timing of when customers apply the credit memos that have been issued for returned product. The product returns reserve at March 31, 2009, covering the estimated returns exposure for product shipped in 2009, 2008, 2007 and a portion of 2006, was $2.8 million. This product returns reserve calculation is based upon the most recent information available, and we believe is reasonable and adequate to cover the estimated future credit memos to be issued for the return of prior sales of MUSE. Quarterly, we will continue to monitor the product returns experience and make adjustments to the product returns reserve, as appropriate.

•      Chargebacks:  Chargebacks include government chargebacks which are contractual commitments by us to provide MUSE to federal government organizations including the Veterans Administration at specified prices and other rebate programs, including those with managed care organizations, for the reimbursement of portions of the prescriptions filled that are covered by these programs. Allowances for chargebacks are recorded at the time of sale to the wholesaler distributors and accrued as a reserve. In estimating the chargeback reserve, we analyze actual government chargeback and rebate amounts paid and apply chargeback rates to estimates of the quantity of units subject to chargeback. We estimate this reserve by utilizing historical information, contractual and statutory requirements, end-customer prescription demand data, estimated quantities sold to these organizations and estimated wholesaler inventory levels based upon data obtained from our larger wholesaler customers which we began receiving in 2007. We believe that the information received from the wholesaler customers regarding inventory levels and information received from external sources regarding end-customer prescription demand are reliable, but we are unable to independently verify the accuracy of such data. We routinely reassess the chargeback estimates and adjust the reserves accordingly.

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

License and Other Revenue:  We recognize license revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition. When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force, or EITF, Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. In accordance with EITF 00-21, we recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements, or such elements are insignificant. Application of this standard requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

Revenue from non-refundable, upfront license fees where we have continuing involvement is recognized ratably over the development or agreement period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements.

On May 15, 2007, we closed our transaction with K-V, for the sale of our product candidate, Evamist, a metered dose transdermal spray for the treatment of menopause symptoms. At the time of the sale, Evamist was an investigational product and was not yet approved by the FDA for marketing. The sale transaction contained multiple deliverables, including: the delivery at closing of the Evamist assets (mainly raw material inventory and certain fixed assets), a grant of a sublicense of our rights under a license related to Evamist, and a license to the MDTS applicator; the delivery upon receipt of regulatory approval of Evamist, along with all regulatory submissions; and, lastly, the delivery after FDA approval of certain transition services and a license to improvements to the MDTS applicator. We received approval from the FDA to market Evamist on July 27, 2007, or FDA Approval, and on August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V. In August 2008, the Company assigned all of its rights and obligations under the Evamist license agreement to K-V.

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

As a result, the initial $10 million paid at closing and the $140 million paid upon FDA Approval have been recorded as deferred revenue and are recognized as license revenue, together with the future billings under the TSA, if any, ratably over the remaining 21.5-month term of the Improvement License, from August 1, 2007 to May 15, 2009. The revenue related to the transaction recognized in the year ended December 31, 2008 was $83.7 million and for the three months ended March 31, 2009 was $20.9 million. Such revenue in future quarters is expected to be recognized as follows (in thousands):

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

Research and Development Expenses

Research and development, or R&D, expenses include license fees, related compensation, consultants’ fees, facilities costs, administrative expenses related to R&D activities and clinical trial costs at other companies and research institutions under agreements which are generally cancelable, among other related R&D costs. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by clinical research organizations, or CROs, and clinical sites and include advertising for clinical trials and patient recruitment costs. These costs are recorded as a component of R&D expenses and are expensed as incurred. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

Accounts Receivable and Allowance for Doubtful Accounts

We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. The accounts receivable are reported on the condensed consolidated balance sheet, net of the allowance for doubtful accounts.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of March 31, 2009, it was considered more likely than not that the Company’s deferred tax assets would not be realized.

As of March 31, 2009, we believed that the amount of the deferred tax assets recorded on our condensed consolidated balance sheet would not ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets; we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Inventories

Inventories are valued at the lower of cost or market. We record inventory reserves for estimated obsolescence, unmarketable or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the quarter ended September 30, 1998, we established significant reserves against our inventory to align with the then new estimates of expected future demand for MUSE. As of March 31, 2009, the remaining inventory reserve balance is $1.5 million relating to raw materials and components. In the first quarter of 2005, we determined that we likely would continue to use some portion of the fully reserved component parts inventory in production. When we record inventory reserves, we establish a new, lower cost basis for the inventory for accounting purposes. Accordingly, to the extent that this fully reserved inventory was used in production in the first three months of 2009 and 2008, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. All cash equivalents are invested in money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, certificates of deposit, corporate bonds and commercial paper. These accounts are recorded at cost, which approximates fair value.

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

We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities in accordance with our investment policy. The investment policy has the primary investment objectives of preservation of principal while at the same time maximizing yields without significantly increasing risk; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. Also, if the banking system or the financial markets do not improve, continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. Our marketable securities have been classified and accounted for as available-for-sale. These securities are carried at fair value based on market prices obtained from a number of pricing methods used to derive the fair value of the securities on a recurring basis. These fair values are obtained primarily from multiple third-party pricing services. We may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we may sell these securities prior to their stated maturities. As these securities are viewed by us as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital—Current Assets and Liabilities, securities with maturities beyond 12 months are classified as current assets, except for certain securities that we expect to recover their full or substantial values beyond the next 12 months due to the current lack of a readily available market, and the continued uncertainty in the capital markets. Consequently, we have classified those available-for-sale securities as non-current in our condensed consolidated balance sheet at March 31, 2009.

Securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered, in which case such securities are written down to fair value and the loss is charged to other-than-temporary loss on impaired securities. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income.

Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Staff Accounting Bulletin, or SAB, Topic 5M, Accounting for Non-current Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. A significant judgment in the valuation of investments is the determination of when an other-than-temporary decline in value has occurred. We follow a consistent and systematic process for recognizing impairments on securities that sustain other-than-temporary declines in value. We have established a policy for the impairment review process. The decision to impair a security incorporates both quantitative criteria and qualitative information. The impairment review process considers a number of factors including, but not limited to: (i) the length of time and the extent to which the fair value has been less than book value, (ii) the financial condition and near term prospects of the issuer, (iii) our intent and ability to retain impaired investments for a period of time sufficient to allow for any anticipated recovery in value, (iv) whether the debtor is current on interest and principal payments and (v) general market conditions and industry or sector specific factors. For securities that are deemed to be other-than-temporarily impaired, the security is adjusted to fair value and the resulting losses are recognized in other-than-temporary loss on impaired securities in the condensed consolidated statements of operations. The new cost basis of the impaired securities is not increased for future recoveries in fair value.

During our quarterly impairment assessment, we determined that a decline in value of certain securities was other-than-temporary. Accordingly, we recorded other-than-temporary impairment adjustments of $444,000 in the three months ended March 31, 2009. We included this non-cash impairment charge in other-than-temporary loss on impaired securities in the condensed consolidated statements of operations and other comprehensive income (loss). Other-than-temporary impairment losses recognized in 2009 included impairments on investments for which we determined that the impairment was other-than-temporary due to credit downgrades and/or our intent and ability to hold the investment to maturity. These securities covered a number of industries. If market, industry, and/or investee conditions deteriorate, we may incur further impairments. In addition, due to the current lack of a readily available market for certain of our available-for-sale securities totaling $631,000, and the continued uncertainty in the capital markets, we expect to recover the carrying values of these securities beyond the next 12 months. Consequently, we have classified those available-for-sale securities as non-current in the condensed consolidated balance sheets.

In December 2007, our enhanced money market fund investment, Columbia Strategic Cash Portfolio Fund, or Columbia fund, ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, we elected to receive a pro-rata allocation of the underlying securities in a separately managed account. At March 31, 2009, the market value of securities received in-kind from the Columbia fund investment included in available-for-sale securities was $9.3 million.

Contingencies and Litigation

We are periodically involved in disputes and litigation related to a variety of matters. When it is probable that we will experience a loss, and that loss is quantifiable, we record appropriate reserves. We record legal fees and costs as an expense when incurred.

Share-Based Payments

We follow the fair value method of accounting for share-based compensation arrangements in accordance with SFAS 123R, Share-Based Payment, or  SFAS 123R. We adopted SFAS 123R effective January 1, 2006 using the modified prospective method of transition. Under SFAS 123R, the estimated fair value of share-based-compensation, including stock options and restricted stock units granted under our Stock Option Plan and purchases of common stock by employees at a discount to market price under the Employee Stock Purchase Plan, or the ESPP, is recognized as compensation expense. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock purchase rights during each offering period and the percentage of the purchase discount.

We recorded $1.3 million and $1.4 million of share-based compensation expense for the quarters ended March 31, 2009 and 2008, respectively. Share-based compensation expense is allocated among cost of goods sold and manufacturing, research and development and selling, general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.

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

These types of instruments include certain corporate bonds, mortgage-backed securities and asset-backed securities. Level 3 is comprised of unobservable inputs that are supported by little or no market activity. These instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. Level 3 may still include some observable inputs such as yield spreads derived from markets with limited activity. Level 3 financial assets include securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. At March 31, 2009, these securities were valued primarily using valuation models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions, including but not limited to, about prepayment speeds, credit spreads, default rates and benchmark yields and liquidity.

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

Fair Value Measurements

As of March 31, 2009, our cash and cash equivalents and available-for-sale securities measured at fair value on a recurring basis totaled $165.8 million. Of these, approximately $151.8 million were classified as Level 1, $12 million were classified as Level 2, and approximately $2 million as Level 3.

Approximately 92% of our cash and cash equivalents and available-for-sale securities are cash, money market instruments and U.S. Treasury securities and these are classified as Level 1. The valuation techniques used to measure the fair values of these financial instruments were derived from quoted market prices, as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exists.

Approximately 7% of the balance of our cash and cash equivalents and available-for-sale securities that are measured at fair value on a recurring basis and classified as Level 2 were classified as such due to the usage of observable market prices for identical securities that are traded in less active markets. When observable market prices for identical securities are not available, we price our marketable debt instruments using: quoted market prices for similar instruments, or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Securities classified as Level 2 generally include debt securities of U.S. government agencies, corporate bonds, mortgage-backed securities and asset-backed securities.

When values are determined using inputs that are both unobservable and significant to the values of the instruments being measured, we classify those instruments as Level 3 under the SFAS No. 157 hierarchy. As of March 31, 2009, our investment securities classified as Level 3 totaled $2 million or 1% of cash, cash equivalents and available-for-sale securities. For the three months ended March 31, 2009, we experienced $268,000 in impairment losses related to the Level 3 assets in our portfolio.

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of these agreements were amended and restated on March 16, 2009. Please refer to Note 7: “Deerfield Financing” and Note 8: “Notes Payable” to the notes to condensed consolidated financial statements included in this Form 10-Q for additional information on these agreements. Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from the Funding and Royalty Agreement, or FARA, and $10 million from the sale of the Company’s common stock. Under the FARA, the Deerfield Affiliates made $3.3 million payments to us in April, September, and December 2008 and February 2009 and will make two quarterly payments of approximately $3.3 million, thereafter. We have agreed to pay royalties on the current net sales of MUSE and if approved, on future sales of avanafil, an investigational product candidate, to the Deerfield Sub. The agreements also provide us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights. If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, we paid $2 million to the Deerfield Affiliates.

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

Recent Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position, or FSP, SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP SFAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP SFAS 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP SFAS 157-3 is effective immediately and did not have a significant impact on our condensed consolidated financial position or results of operations upon adoption. See Note 4: “Cash, Cash Equivalents and Available-for-Sale Securities” to the notes to condensed consolidated financial statements in this Form 10-Q for information and related disclosures regarding our fair value measurements.

In February 2008, the FASB issued FSP SFAS 157-2, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (items that are remeasured at least annually). The FSP deferred the effective date of SFAS 157 for non-financial assets and non-financial liabilities until our fiscal year beginning on January 1, 2009. We do not expect the adoption of SFAS 157 for non-financial assets and non-financial liabilities to have a material effect on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS 141(R). SFAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, SFAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. SFAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, SFAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. On January 1, 2009, we adopted this Statement, which did not have a material impact on our condensed consolidated financial position or results of operations.

In September 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-01, Accounting for Collaborative Agreements, or EITF 07-01. EITF 07-01 defines collaborative agreements as contractual arrangements that involve a joint operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and that are exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-01 provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires additional disclosures about a company’s collaborative arrangements. On January 1, 2009, we adopted this Statement, which did not have a material impact on our condensed consolidated financial position or results of operations.

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

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating this FSP and we do not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating this FSP and we do not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating this FSP and we do not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of our financial results.

RESULTS OF OPERATIONS

Executive Overview

For the three months ended March 31, 2009, we reported a net loss of $6.8 million, or $0.10 net loss per share, as compared to a net loss of $7.1 million, or $0.12 net loss per share, during the same period in 2008. The lower net loss in the first quarter of 2009 as compared to the first quarter of 2008 is primarily due to reduced operating expenses, a decrease in losses on other-than-temporarily impaired securities, partially offset by lower U.S. and international revenue, a decrease in interest income and an increase in interest expense. The decrease in operating expenses was primarily attributable to decreased spending related to our Phase 3 clinical trials of Qnexa for the treatment of obesity in the first quarter of 2009 as compared to the first quarter of 2008.

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates. Certain of these agreements were amended and restated on March 16, 2009. Under the agreements Deerfield and its affiliates agreed to provide $30 million in funding to us. The $30 million in funding consists of $20 million from the FARA, and $10 million from the sale of the Company’s common stock at the closing on April 15, 2008 in connection with the registered direct offering mentioned above under a securities purchase agreement. Under the FARA, the Deerfield Affiliates made $3.3 million payments to us in April, September and December 2008 and February 2009 and will make two quarterly payments of approximately $3.3 million thereafter. The amounts of funding provided under the FARA, net of certain amounts, represent a financial obligation, a loan payable by the Company in which the principal and interest will be repaid through royalty payments and the exercise of the option or put rights.

In connection with the sale of Evamist, we received $150 million. The sale of Evamist was a unique transaction. As discussed in Note 11: “Sale of Evamist Product,” an initial $10 million was paid at closing and $140 million was paid upon FDA approval of Evamist. These payments are non-refundable and have been recorded as deferred revenue and are recognized as license and other revenue ratably over a 21.5-month period, from August 1, 2007 to May 15, 2009, which is the remaining term of a license to improvements to the MDTS applicator. As compared to revenues from product sales, license and other revenue will be significant on a quarterly basis until all of the revenue from the sale of Evamist is recognized, currently expected to be May 2009. Since the $150 million has been received and we have no related contingencies, the future recognition of revenue and the corresponding reduction of deferred revenue related to the Evamist sale will have no impact on our cash flows from operations in future periods through May 2009.

The revenue related to the transaction recognized in the first quarter of 2009 was $20.9 million and the revenue in future quarters is expected to be recognized as follows (in thousands):

Quarter ending	License revenue
June 30, 2009	$10,465

We may have continued losses in future years, depending on the timing of our research and development expenditures, because we expect MUSE sales to remain consistent with prior years and we plan to continue to invest in clinical development of our current research and investigational product candidates to bring those potential products to market.

Revenue. (Unaudited)

	Three Months Ended March 31,			%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)
United States product, net	$893	$1,088	$(195)	(18)%
International product	293	554	(261)	(47)%
License and other revenue	21,046	21,046	0	0%
Total revenues	$22,232	$22,688	$(456)	(2)%

Product revenues for the quarters ended March 31, 2009 and 2008 were $1.2 million and $1.6 million, respectively. U.S. product revenues in the quarter ended March 31, 2009 decreased as compared to the same period in 2008. While the U.S. units shipped and the price of MUSE increased in the first quarter of 2009, revenues decreased partially due to an increase in the sales allowance for pricing discounts for certain government customers of $136,000. The decrease in international revenue in the quarter ended March 31, 2009 as compared to the same period in 2008 was partially due to a reduction in transfer prices resulting from the difference in currency exchange rates. We anticipate that these exchange rate differences and the resulting lower transfer prices are likely to continue. Also contributing to the decrease in both U.S. and international product revenues in the first quarter 2009 as compared with the same period of 2008 were sales allowances of $212,000 and $208,000, respectively, for certain production lots of the 125 mg and 250 mg strength MUSE shipped that do not meet certain specifications applied toward the end of the 24 month shelf life. This out-of-specification condition appears to arise in the last six months of the 24 month shelf life. This condition does not pose any safety risk to the patient. We have recorded these sales allowances based upon the best estimate at this time of the quantity of 125 mg and 250 mg MUSE that may be on hand at the wholesale level. This matter remains under investigation and revisions to our estimates will be charged to income in the period in which the information that gives rise to the revision becomes known. The increase in MUSE domestic shipments is a result of fluctuations in inventory levels at the wholesale level and is not indicative of any trend.

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

Cost of goods sold and manufacturing. (Unaudited)

	Three Months Ended March 31,			%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)

Cost of goods sold and manufacturing	$2,603	$2,787	$(184)	(7)%

Cost of goods sold and manufacturing, or cost of goods sold, in the first quarter of 2009 decreased $184,000, or 7%, to $2.6 million, as compared to $2.8 million for the first quarter of 2008. Cost of goods sold decreased in the three months ended March 31, 2009 as compared to the same period in 2008 primarily due to the disposal of inventory due to the non-conformance of certain raw materials in 2008.

We anticipate cost of goods sold for the year 2009 will be similar to costs incurred in 2008.

Research and development. (Unaudited)

	Three Months Ended March 31,			%
	2009	2008	(Decrease)	Change
	(In thousands, except percentages)
Research and development	$20,069	$23,371	$(3,302)	(14)%

Research and development expenses in the first quarter of 2009 decreased $3.3 million, or 14%, to $20.1 million, as compared to $23.4 million for the first quarter of 2008. In the first quarter of 2009, this decrease in spending was primarily due to lower Qnexa for obesity spending of $8.3 million and other net project spending decreases of $515,000, partially offset by increased spending for avanafil of $5.3 million and a net increase in non-project related spending of $205,000 (primarily due to increases in compensation and related expense of $412,000 due to an increase in headcount partially offset by a decrease in non-cash stock based compensation expense of $191,000), as compared to the first quarter of 2008. In the three months ended March 31, 2009, we spent $7.2 million for services provided by one clinical research organization on the Qnexa Phase 3 studies, which represented 36% of our research and development expenses for the quarter. Separately, we spent another $5.2 million for services provided by another clinical research organization on the avanafil Phase 3 studies, which represented 26% of our research and development expenses for the first quarter of 2009.

We anticipate that our research and development expenses in 2009 will be similar to costs incurred in 2008, as we continue to advance the clinical program for Qnexa for the treatment of obesity, avanafil for erectile dysfunction and our other investigational products. The current remaining contractual obligation for payments to our primary contract research organization, or CRO, for the Phase 3 Qnexa trials totals $18.1 million and for payments to our primary CRO for the Phase 3 avanafil trials totals $13.4 million. There are likely to be additional research and development expenses related to Qnexa and our other investigational products under development. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and preclinical studies. Regardless, if we are successful in obtaining FDA regulatory approval for any new investigational product candidates being developed through our research and development efforts, we do not expect to recognize revenue from sales of such new products, if any, for at least several years due to the length of time required to develop investigational product candidates into commercially viable products.

Selling, general and administrative.(Unaudited)

	Three Months Ended March 31,			%
	2009	2008	Increase	Change
	(In thousands, except percentages)
Selling, general and administrative	$5,411	$4,252	$1,159	27%

Selling, general and administrative expenses in the three months ended March 31, 2009 of $5.4 million increased $1.2 million, or 27% as compared to the three months ended March 31, 2008. In the quarter ended March 31, 2009, this increase is primarily due to an incremental increase of $234,000 in investor relations expense, $732,000 in corporate legal fees and other net increases in selling, general and administrative expenses totaling $193,000, as compared to the quarter ended March 31, 2008.

We anticipate that our selling, general and administrative expenses in 2009 will increase slightly compared to those in 2008 due to higher legal expenses relating to the Acrux arbitration matter.

Interest income and expense.

Interest income for the quarter ended March 31, 2009 was $208,000, as compared to $2.1 million for the quarter ended March 31, 2008. The decrease in interest income in the quarter ended March 31, 2009 as compared to the same period last year is primarily due to lower investment yields in the three months ended March 31, 2009 as compared to the same period in 2008.

Interest expense for the quarter ended March 31, 2009 was $716,000 as compared to $122,000 during the same period last year. The net increase in interest expense in the three months ended March 31, 2009 as compared to the same period in 2008 is primarily due to interest expense on the Deerfield financing in 2009.

The other-than-temporary loss on impaired securities was $444,000 in the three months ended March 31, 2009 as compared to $1.4 million during the same period in 2008. The $444,000 other-than-temporary loss primarily represents unrealized impairment losses recorded on securities that are classified as available-for-sale securities on our condensed consolidated balance sheet as of March 31, 2009. The majority of the other-than-temporary losses on impaired securities were recorded on securities obtained in late 2007 through the redemption-in-kind distribution from the Bank of America Columbia Strategic Cash Portfolio Fund. With the current volatility and turmoil in the economy and financial markets there can be no assurance that additional impairment losses will not be recognized in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Unrestricted cash, cash equivalents and available-for-sale securities totaled $165.8 million at March 31, 2009, as compared to $189.2 million at December 31, 2008. The decrease in cash, cash equivalents and available-for-sale securities of $23.4 million is the net result of cash used for operating and investing activities partially offset by cash provided by financing activities for the first three months of 2009. Included in these amounts are $3.3 million in cash receipts from the Deerfield financing, and $185,000 from stock option exercises.

Since inception, we have financed operations primarily from the issuance of equity securities. Through March 31, 2009, we raised $300.1 million from financing activities, received $150 million from the sale of Evamist and had an accumulated deficit of $186.6 million at March 31, 2009.

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

On February 29, 2008, the Audit Committee of the Board of Directors approved a change to the investment policy to be more restrictive in the focus capital preservation and on liquidity in our investments in available-for-sale securities. Future investments are restricted to:

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

At March 31, 2009, we had $42.7 million in cash and cash equivalents and $123.1 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities, in accordance with our investment policy. The investment policy has the primary investment objectives of preservation of principal while at the same time maximizing yields without significantly increasing risk; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. Also, if the banking system or the financial markets do not improve, continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the three months ended March 31, 2009, we recorded unrealized charges for other-than-temporary impairment of securities of $444,000. We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be charged to income in future periods.

Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is possible that changes in these risk factors in the near term could have an adverse material impact on our results of operations or shareholders’ equity.

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

Accounts Receivable. Accounts receivable (net of allowance for doubtful accounts) at March 31, 2009 was $912,000, as compared to $4.2 million at December 31, 2008. The 79% decrease in the accounts receivable balance at March 31, 2009 is primarily due to the collection of the accounts receivable outstanding at December 31, 2008. Currently, we do not have any significant concerns related to accounts receivable or collections.

Liabilities. Total liabilities were $55.6 million at March 31, 2009, or $20.8 million lower than at December 31, 2008. The change in total liabilities includes a $21 million net decrease in deferred revenue primarily due to the amortization of the $150 million in deferred license revenue received from K-V on the sale of Evamist.

We have entered into a manufacturing agreement with a supplier to purchase alprostadil. As of March 31, 2009, our remaining commitment under this agreement is to purchase a minimum of $1.5 million of product from 2009 through 2011. Should our inventory of alprostadil exceed our future production needs, it may be necessary to write-off additional excess inventory.

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

Operating Activities. Our operating activities used $25.2 million of cash and $13.3 million of cash during the three months ended March 31, 2009 and 2008, respectively. During the first three months of 2009, our net operating loss of $6.8 million was offset by a $444,000 other-than-temporary loss on impaired securities, $1.3 million in non-cash stock based compensation expense, a $781,000 increase in accrued research and clinical expenses primarily due to the Qnexa for obesity development effort, and a $3.2 million reduction in our accounts receivable, due to the collection of monies owed to us. These positive cash flows to our net operating loss were in turn offset by the recognition of $21 million in revenue primarily due to the amortization of deferred license revenue from the receipt of $150 million from K-V for the sale of Evamist and a $2.8 million decrease in accounts payable due to the timing of payments.

Investing Activities. Our investing activities used and provided $744,000 and $29.1 million in cash during the three months ended March 31, 2009 and 2008, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities. Financing activities provided $2.5 million and $85,000 during the three months ended March 31, 2009 and 2008, respectively. In the first three months of 2009, the cash provided by financing activities included $3.3 million in cash receipts from the Deerfield financing and $185,000 in proceeds from the exercise of stock options and partially offset by $993,000 in principal payments under our notes payable.

On December 22, 2005, we purchased from our landlord our principal manufacturing facility, which was previously leased, for $7.1 million. The purchase price was funded in part by $3.3 million, which was being held by the landlord as cash collateral for renovations to the facility upon the termination of the lease and the remainder with cash. On January 4, 2006, we obtained a $5.4 million loan from Crown Bank, N.A., or Crown. The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for the Crown loan. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% for the first three months of 2009 and 2008, respectively.

On April 15, 2008, we closed the Deerfield Transaction in which Deerfield and its affiliates agreed to provide us with $30 million in funding. Certain of the agreements with Deerfield were amended and restated on March 16, 2009. The $30 million in funding consists of $20 million from the FARA entered into with the Deerfield Sub, and $10 million from the sale of our common stock under a securities purchase agreement. Under the FARA, the Deerfield Sub made $3.3 million payments to us in April, September and December 2008 and February 2009 and will make two quarterly payments of approximately $3.3 million, thereafter. We will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational product candidate, to the Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, manufacture, promote and sell MUSE, and develop avanafil. At the closing on April 15, 2008, in connection with the registered direct offering under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed certain expenses incurred in this transaction of approximately $200,000. The number of shares was determined based on the volume weighted average price on the NASDAQ Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008.

The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, or put right, the Deerfield Sub holding the royalty rights through a purchase and sale of all the shares of the Deerfield Sub. If we exercise our right to purchase the Deerfield Sub, the net price will be $23 million if exercised before April 3, 2011 or $26 million if exercised after April 3, 2011 but before April 3, 2012 (the purchase price is subject to other adjustments, as defined in the agreement). After April 3, 2011, the Deerfield Affiliates may exercise the right to compel us to purchase the Deerfield Sub at a price of $17 million. This price could increase up to $26 million, and the timing of the sale of the shares could be accelerated under certain conditions including a change-in-control, sale of MUSE or avanafil, sale of major assets and the sale of securities in a transaction or a series of related transactions by the Company that exceed 20% of our outstanding common stock at the date the Option and Put Agreement was signed if at the time of the sale the Company’s market capitalization is below $300 million (each, a Major Transaction). Under these conditions, the cost of the shares of the Deerfield Sub would be $23 million on or before April 3, 2011 and $26 million from April 3, 2011 through April 3, 2018. The sale of the shares of the Deerfield Sub could also accelerate if the Company’s cash, cash equivalents and available for sale securities falls below $15 million or the Company’s market capitalization falls below $50 million. The purchase prices under the put right are subject to other adjustments as defined in the agreements. If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, we paid $2 million to the Deerfield Affiliates. Our intellectual property and all of the accounts receivable, inventory and equipment arising out of or relating to MUSE and avanafil are collateral for this transaction.

On May 5, 2008, we filed with the SEC a shelf Registration Statement on Form S-3 (File Number 333-150649) which was declared effective by the SEC on May 29, 2008, providing the us with the ability to offer and sell up to an aggregate of $150 million of our common stock from time to time in one or more offerings. The terms of any such future offering would be established at the time of such offering.

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

The funding necessary to execute our business strategies is subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. Completion of clinical trials and approval by the FDA may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of an investigational product candidate. It is also important to note that if an investigational product candidate is identified, the further development of that candidate can be halted or abandoned at any time due to a number of factors. These factors include, but are not limited to, funding constraints, lack of efficacy or safety or change in market demand.

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

•      the costs involved in establishing a commercial operation and in launching a product without a partner;

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

•                  the health care reimbursement system or the impact of healthcare reform, if any, imposed by the U.S. federal government;

•      the level of resources devoted to sales and marketing capabilities; and

•      the activities of competitors.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least through the end of 2009. However, we anticipate that we may require additional funding to continue our research and investigational product development programs, to conduct preclinical studies and trials, to fund operating expenses, to pursue regulatory approvals for our investigational product candidates, to finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, and we may require additional funding to establish additional or new manufacturing and marketing capabilities in the future, or to launch a product. In particular, we expect to make other substantial payments to Acrux and Mitsubishi Tanabe, in accordance with our agreements with them in connection with the licensing of certain compounds. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales. Similar to the transaction with Evamist, we may consider selling or licensing any of our products in development or our commercial product in order to raise additional funding. We may seek to access the public or private equity markets at any time. The sale of additional equity securities would result in additional dilution to our stockholders. We may also seek additional funding through strategic alliances, acquisitions of companies with cash balances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our investigational product development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or investigational product candidates. To the extent that we are unable to obtain third party funding for such expenses, we expect that increased expenses may result in future losses from operations. We are continually evaluating our existing portfolio and we may choose to divest or spin-off one or more of our products or investigational product candidates at any time. We cannot assure you that we will successfully develop our products under development or that our products, if approved for sale, will generate revenues sufficient to enable us to earn a profit.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2009, excluding amounts already recorded on our condensed consolidated balance sheet as accounts payable, and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. This table includes our enforceable and legally binding obligations and future commitments, as well as obligations related to all contracts that we are likely to continue, regardless of the fact that they were cancelable as of March 31, 2009. These do not include milestones and assumes non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Payments Due by Period
Contractual obligations	Total	2009 (9 months)	2010-2012	2013-2014	Thereafter
	(in thousands)
Operating leases	$1,209	$397	$812	$—	$—
Manufacturing and other agreements	12,570	9,712	2,825	10	23
Clinical trials	41,295	37,238	4,057	—	—
Notes payable	13,662	145	9,160	409	3,948
Interest payable	9,855	2,504	4,726	639	1,986
Total contractual obligations	$78,591	$49,996	$21,580	$1,058	$5,957

Operating Leases

We purchased our previously leased manufacturing facilities in Lakewood, New Jersey on December 22, 2005. In November 2006, we entered into a new 30-month lease for our existing Mountain View corporate headquarters location with our existing landlord. This lease commenced on February 1, 2007. The base monthly rent is set at $1.85 per square foot or $26,000 per month. The lease expires on July 31, 2009. On December 16, 2008, we entered into an amendment to this lease. Under the terms of the amended lease, we will continue to lease the office space for our corporate headquarters for a two year period commencing on August 1, 2009 and expiring on July 31, 2011. The base monthly rent is set at $1.64 per square foot or $23,000 per month. The amended lease allows us one option to extend the term of the lease for one year from the expiration of the lease.

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

Other Agreements

We have remaining commitments under various general and administrative services agreements totaling $2 million at March 31, 2009, including $1.3 million related to Leland F. Wilson’s Employment Agreement (see paragraph below). We have also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at March 31, 2009, our remaining commitment under these agreements totaled $8.3 million. In addition, we have entered into marketing promotion and related agreements for our erectile dysfunction product, MUSE. At March 31, 2009, our remaining commitment under the MUSE agreements totaled $695,000.

On December 19, 2007, the Compensation Committee of the Board of Directors of the Company approved an employment agreement, or the Employment Agreement, with Leland F. Wilson, the Company’s President and Chief Executive Officer. The Employment Agreement includes salary, incentive compensation, retirement benefits and length of employment, among other items, as agreed to with Mr. Wilson. The Employment Agreement has an initial term of two years commencing on the effective date, June 1, 2007, or the Effective Date. On the second anniversary of the Effective Date, the Employment Agreement will automatically renew for an additional one-year term unless either party provides the other party with a notice of non-renewal. On January 23, 2009, the Compensation Committee approved an amendment to the Employment Agreement, or the Amendment, which amends the Employment Agreement. Pursuant to the Amendment, the initial term of the Employment Agreement was increased from two to three years commencing on June 1, 2007 and other relevant dates were also extended to reflect the three year initial term.

Clinical Trials

We have entered into various agreements with clinical consultants, investigators, clinical suppliers and clinical research organizations to perform clinical trial management and clinical studies on our behalf and, at March 31, 2009, our remaining commitment under these agreements totaled $41.3 million. We make payments to these providers based upon the number of patients enrolled and the length of their participation in the trials. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

Notes Payable and Interest Payable

Crown Loan

On January 4, 2006, we obtained a $5.4 million mortgage loan from Crown. The land and buildings, among other assets, located at our principal MUSE manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for these Agreements. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, we have a principal balance of $5 million remaining on the Crown loan.

We have included in the above table the estimated interest payments based upon current interest rates that we expect to make in accordance with the terms of the loan agreement. However, should we decide to prepay the loan, there would be a prepayment premium, in lieu of the interest payable in the above table, which would have been 2% at March 31, 2009 (the fourth year of the loan term). If prepayment occurs in the fifth year or thereafter, the premium would be 1%.

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of the agreements were amended and restated on March 16, 2009. Under the agreements, Deerfield and its affiliates agreed to provide us with $30 million in funding. The $30 million in funding consists of $20 million from the Funding and Royalty Agreement, or FARA, entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of our common stock. Under the FARA, the Deerfield Sub made $3.3 million payments to us in April, September and December 2008 and February 2009 and will make two quarterly payments of approximately $3.3 million thereafter. Such payments are referred to as the Funding Payments. We will pay royalties on the current net sales of MUSE and, if approved, on future sales of avanafil, an investigational product candidate to the Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, to manufacture, promote and sell MUSE, and to develop avanafil. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million, and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately $200,000 in certain expenses incurred in this transaction. The number of shares was determined based on the volume weighted average price on the NASDAQ Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights, each as described in greater detail below. If either party exercises its option, any further royalty payments would be effectively terminated. Collectively, these transactions are referred to as the Deerfield Transactions.

Also in connection with the Deerfield Transactions, the Company, the Deerfield Affiliates and the Deerfield Sub entered into the Option and Put Agreement, dated April 3, 2008, and an Amended and Restated Option and Put Agreement dated March 16, 2009, or the OPA. Pursuant to the OPA, the Deerfield Affiliates have granted us an option to purchase all of the outstanding shares of common stock of the Deerfield Sub from the Deerfield Affiliates, referred to as the Option, and we have agreed to grant the Deerfield Affiliates an option to require us to purchase all of the outstanding shares of common stock of the Deerfield Sub from the Deerfield Affiliates, referred to as the Put Right.

If we exercise the Option, base consideration for the Option exercise, or Base Option Price, will be:

•      $25 million, less $2 million we paid on closing, if the Option is exercised on or prior to the third anniversary of the execution of the OPA; or

•      $28 million, less $2 million we paid on closing, if the Option is exercised subsequent to the third anniversary but prior to the fourth anniversary of the execution of the OPA.

The aggregate consideration payable by VIVUS upon exercise of the Option, or the Option Purchase Price, would be equal to the sum of the Base Option Price, plus: (i) the cash and cash equivalents held by the Deerfield Sub at the date of the closing of the resulting sale of the common stock of the Deerfield Sub; (ii) accrued and unpaid royalties; and minus (i) the option premium of $2 million that was paid at the closing of the transaction (referred to as the Option Premium); (ii) accrued but unpaid taxes; (iii) unpaid Funding Payments; (iv) loans payable by the Deerfield Sub, and (v) any other outstanding liabilities of the Deerfield Sub. The Option terminates on the fourth anniversary of the execution of the OPA.

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

The aggregate consideration payable by the Company upon exercise of the Put Right, or the Put Purchase Price, would be equal to the sum of the Base Put Price, plus: (i) the cash and cash equivalents held by the Deerfield Sub at the date of the closing of the resulting sale of the common stock of the Deerfield Sub; (ii) accrued and unpaid royalties; and minus (i) accrued but unpaid taxes; (ii) unpaid Funding Payments; (iii) loans payable by the Deerfield Sub, and (iv) any other outstanding liabilities of the Deerfield Sub.

Pursuant to the OPA, the following events would qualify as Major Transactions:

•      a consolidation, merger, exchange of shares, recapitalization, reorganization, business combination or similar event:

(1)   following which the holders of the Company’s common stock immediately preceding such event either:

(a)   no longer hold a majority of the shares of the Company’s common stock; or

(b)   no longer have the ability to elect a majority of the Company’s Board of Directors;

(2)   as a result of which shares of the Company’s common stock are changed into (or the shares of common stock become entitled to receive) the same or a different number of shares of the same or another class or classes of stock or securities of the Company or another entity, collectively referred to as Change in Control Transactions;

•      a sale or transfer of the Company’s assets in one transaction or a series of related transactions for a purchase price of more than $350 million where the consideration to be payable at or within 30 days of closing of such transaction or transactions has a value of more than $350 million, or a sale, transfer or license of all or substantially all the Company’s assets or proprietary rights that relate specifically to MUSE or avanafil; or

•      a purchase, tender or exchange offer made to the holders of outstanding shares of the Company’s common stock, such that following such purchase, tender or exchange offer a Change in Control Transaction shall have occurred; or

•      an issuance or series of issuances in a series of related transactions by the Company of an aggregate number of shares of common stock in excess of 20% of the Company’s outstanding common stock on April 3, 2008 if, immediately prior to such issuance, the market capitalization of the Company is less than $300 million.

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

In accordance with Emerging Issues Task Force (EITF) Issue 88-18, Sale of Future Revenues, the FARA transaction is in substance a financing arrangement, or loan that will be repaid by us. The minimum repayment amount would be $17 million, the amount of the unconditional put option held by Deerfield Affiliates, plus royalties paid on MUSE sales, and avanafil sales if approved, during the term of the agreement. Accordingly, we will record the advances from the Deerfield Affiliates, net of the $2 million option right payment and related fees and expenses, as a loan. The loan balance will increase as the advances are received. The loan balance will increase quarterly up to the minimum amount owed of $17 million. The minimum amount to be recorded is lower than the contractual amounts owed if we exercise our call option of $23 million to $26 million, or if the Deerfield Affiliates require us to purchase the shares as a result of a Major Transaction (see Note 7: “Deerfield Financing”). Using the interest method under APB Opinion No. 21, Interest on Receivables and Payables, interest on the loan will be calculated and recognized over three years, which is the estimated term of the loan based on the earliest date that the Deerfield Affiliates could require us to repay the amounts advanced. The Deerfield Affiliates will receive a quarterly payment based on net sales of MUSE. The above Contractual Obligations table includes estimated interest payable on the principal owing at March 31, 2009 from the Deerfield Financing based upon a 33% imputed effective interest rate whereas actual quarterly royalty payments are based upon a percentage of net MUSE sales at a rate substantially lower than the imputed effective interest rate used to calculate interest expense.

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

We have paid upfront licensing fees of $5 million to Mitsubishi Tanabe and have agreed to make additional payments upon the completion of certain development, regulatory and sales milestones. During the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil, which triggered one of the clinical development milestone criteria noted above. We paid Mitsubishi Tanabe $2 million in connection with this milestone in 2006. We have further agreed to pay royalties on net sales of products containing avanafil. No payments were made under this agreement with Mitsubishi Tanabe in the years ended December 31, 2007 and 2008; however, we paid Mitsubishi Tanabe $4 million in January 2009 following the enrollment in December 2008 of the first patient in the first Phase 3 clinical studies. We expect to make other substantial payments to Mitsubishi Tanabe in accordance with our agreements with Mitsubishi Tanabe as we continue to develop and, if approved for sale, commercialize avanafil for the oral treatment of male sexual dysfunction. Such potential future milestone payments total $15 million in the aggregate and include payments upon: the first submission of an NDA; obtainment of the first regulatory approval in the United States and any major European country; and achievement of $250 million or more in calendar year sales.

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

Acrux

In February 2004, we entered into exclusive licensing agreements with Acrux Limited, or Acrux, and its subsidiary under which we have agreed to develop and, if approved, commercialize Luramist and Evamist in the United States for various female health applications. Acrux’s metered-dose transdermal spray, or MDTS, technology is a patented, simple to use spray that is being developed to deliver testosterone and estradiol effectively to women when applied to the skin. We agreed to grant Acrux’s subsidiary a non-exclusive, royalty-free license outside the United States for any MDTS products containing improvements we have made to the licensed intellectual property and the option to obtain a non-exclusive, worldwide license for our intellectual property related to MDTS products. We have paid $3 million in upfront licensing fees to Acrux and have agreed to make additional payments upon the completion of certain development, regulatory and sales milestones. Under the terms of the agreements, we agreed to pay to Acrux combined licensing fees up to $4.3 million for the achievement of certain clinical development milestones, up to $6 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization of each product. Future potential milestone payments to Acrux for Luramist total $5.5 million and are payable upon (1) the dosage of the first patient in the Phase 3 clinical studies, (2) the first submission of an NDA, and (3) obtainment of the first regulatory approval in the United States. We have paid $4.8 million in clinical development milestone payments to date, including the $1 million milestone payment we made to Acrux in October 2006 related to the submission of an NDA to the FDA for Evamist and the $3 million product approval milestone payment for approval of this NDA, which was paid in August 2007. Under the terms of our Asset Purchase Agreement with K-V for the sale of our Evamist product, we granted a sublicense of our rights under the Evamist Agreement to K-V and K-V paid $1.5 million of this $3 million obligation. In August 2008, the Company assigned all of its rights and obligations under the Evamist license agreement to K-V. See Note 11: “Sale of Evamist Product” to the notes to condensed consolidated financial statements included in this Form 10-Q for additional information concerning the terms of this agreement.

In November 2006, we were notified of certain claims by Acrux regarding the Luramist agreements. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to us related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. We asserted counterclaims against Acrux in the arbitration and sought the enforcement of our rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of VIVUS that we were in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that we had used diligent, commercially reasonable efforts to develop Luramist and that we had satisfied our obligations to keep Acrux informed on the status of the development efforts. The Panel also ruled in favor of VIVUS on certain of its counterclaims. The Interim Arbitration Award requires the parties to meet and confer on a number of contractual obligations and to report back to the Panel within 35 days on the results of these efforts.

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

Interest Rate Risk

The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in widely diversified investments consisting of investment grade securities. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the interest rate later rises, the principal amount of our investment will probably decline. A hypothetical 100 basis point increase in interest rates reduces the fair value of our available-for-sale securities at March 31, 2009 by approximately $376,000. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and marketable securities in a variety of securities.

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

We are also exposed to interest rate risk on the $5 million loan payable to Crown Bank, N.A. as of March 31, 2009. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. The interest rate was 7.5% and 7.5% for the first three months of 2009 and 2008, respectively.

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

The Company and Acrux Limited through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, are parties to the Testosterone Development and Commercialization Agreement dated February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covers the Company’s investigational product candidate, Luramist, which is licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to the Company related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. The Company asserted counterclaims against Acrux in the arbitration and sought the enforcement of the Company’s rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that it was in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that the Company had used diligent, commercially reasonable efforts to develop Luramist and that the Company has satisfied its obligations to keep Acrux informed on the status of the development efforts. The Panel also ruled in favor of the Company on certain of its counterclaims. The Interim Arbitration Award requires the parties to meet and confer on a number of contractual obligations and to report back to the Panel within 35 days on the results of these efforts.

In January 2009, a former employee filed a U.S. Equal Employment Opportunity Commission Claim. The Notice of Charge of Discrimination was vague as to the nature and scope of the claim, merely indicating that sex discrimination and retaliation under Title VII of the Civil Rights Act is alleged. Additionally, the Company received a letter from a former employee claiming California labor code violations in connection with the former employee’s recruitment and wrongful termination. The Company has fully investigated the charges by these former employees and believes that there is no merit to these charges and that it has meritorious defenses to such charges. The Company believes the employees have no claim to additional compensation or benefits. Due to the current economic downturn, employees may be more likely to file employment-related claims. Although there may be no merit to such claims, the Company may be required to allocate additional monetary and personnel resources to defend against these types of allegations in the future.

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

Pre-clinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of an investigational product candidate in the general population, but rather to test initial safety, to study pharmacokinetics and pharmacodynamics, to study limited efficacy in a selected disease population, and to identify and attempt to understand the investigational product candidate’s side effects at various doses and dosing schedules. Success in pre-clinical studies or completed clinical trials does not ensure that later studies or trials, including continuing pre-clinical studies and large-scale clinical trials, will be successful nor does it necessarily predict future results. Favorable results in early studies or trials may not be repeated in later studies or trials, and investigational product candidates in later stage trials may fail to show acceptable safety and efficacy despite having progressed through initial-stage trials. In addition, the placebo rate in larger studies may be higher than expected.

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

Qnexa is our proprietary capsule formulation investigational product candidate containing the active ingredients phentermine and topiramate. Phentermine was approved for the short-term treatment of obesity by the FDA in 1959. Topiramate is approved for seizures and migraine prevention. Published studies on topiramate reported that topiramate treatment produced weight loss. By combining the activity of each of these compounds, Qnexa attempts to simultaneously address excessive appetite and a high threshold for satiety, the two main mechanisms believed to impact eating behavior. Although we believe Qnexa affects the two major causes of overeating, excessive hunger and the inability to feel satisfied, we may not be correct in our assessment of the impact the combination of these two ingredients may have on weight loss or their mechanism of action. Earlier studies with Qnexa were completed using a twice-a-day dose. The twice-a-day dose and timing of the administration of the active ingredients was determined by the inventor through the treatment of patients in his private practice. We have completed the formulation development of Qnexa and are using the once-a-day formulation in the Phase 3 studies of Qnexa. Our first completed Phase 3 study used the once-a-day formulation and was for 28 weeks in 756 obese patients. We have completed various pharmacokinetic studies of the once-a-day formulations to characterize the pharmacokinetic profile of the once-a-day formulation of Qnexa; however, there can be no assurance that we will be able to achieve any weight loss effects with the once-a-day formulation or that we will be able to duplicate the weight loss seen in the first Phase 3 obesity study. The FDA has also asked us to study the effects of a lower dose of Qnexa, which we are doing in the Phase 3 obesity trials. We are unable to predict the effect of the inclusion of a lower dose group in the Phase 3 obesity trials on the overall development program of Qnexa.

We will be required to demonstrate through larger-scale clinical trials that our investigational product candidates are safe and effective for use in a broad population before we can seek regulatory approvals for their commercial sale. There is typically a high rate of attrition from the failure of investigational product candidates proceeding through clinical trials. To date, long-term safety and efficacy have not been demonstrated in clinical trials for any of our current investigational product candidates. If any of our investigational product candidates fail to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays in, or decide to abandon development of, that investigational product candidate. If we abandon or are delayed in our development efforts related to any of our investigational products, we may not be able to generate sufficient revenues to continue our operations and clinical studies at the current level or become profitable, our reputation in the industry and in the investment community would likely be significantly damaged, it may not be possible for us to complete financings, and our stock price would likely decrease significantly.

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

All of the investigational product candidates that we are currently developing require extensive pre-clinical and/or clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our investigational product candidates, we must demonstrate with substantial evidence through pre-clinical testing and/or clinical trials that our investigational product candidates are safe and effective in humans. Conducting clinical trials is a complex, lengthy, expensive and uncertain process. Completion of clinical trials and approval by the FDA may take several years or more. Our ability to complete clinical trials may be delayed by many factors, including, but not limited to:

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

Adverse side effects associated with topiramate, one of two ingredients in Qnexa, could result in patient drop outs and increased scrutiny.

Previously published studies suggest that the administration of topiramate alone, in conjunction with diet and a behavioral modification program, results in weight reduction in obese patients. The most prominent side effect seen in the published studies was paresthesia (tingling of the extremities), experienced by 42% to 59% of patients. Drop outs due to paresthesia were 5% or less. In the first completed Phase 3 obesity study, tingling was experienced in 23% of the patients on the full-dose of Qnexa. In the Phase 2 diabetes study, paresthesia was experienced by 17% of the patients. The other common adverse events reported in the published topiramate monotherapy studies were also central nervous system, or CNS, related including fatigue, difficulty with attention, memory and concentration, and depression. In our obesity and diabetes studies, these CNS-related side effects were also experienced, but the difference was not statistically significant when compared to placebo. The pharmaceutical company performing research of topiramate alone announced they had discontinued development of a time-release formulation due to side effects at high doses.

The FDA has also issued an alert on the use of antiepileptic drugs and a potential risk of increased suicidal ideation. The FDA has requested that as part of our Phase 3 obesity trials for Qnexa, a standard analysis of patients’ suicidal tendencies be performed. On July 10, 2008, the FDA held a Joint Meeting of the Peripheral and Central Nervous System Drugs Advisory Committee and the Psychopharmacologic Drugs Advisory Committee. The advisory committee and representatives from the Pediatric Advisory Committee, and the Drug Safety and Risk Management Advisory Committee considered the results of FDA’s analysis of suicidality (both suicidal ideation and behavior) from placebo-controlled clinical studies of 11 antiepileptic drugs. One of the drugs included in the discussion was topiramate (marketed as TOPAMAX, Ortho-McNeil-Janssen Pharmaceuticals Inc.). The FDA discussed with the committee, in light of the results, whether any additional actions are necessary. The committee recognized that there is an increased risk of suicidality and recommended to the FDA that additional information should be provided to patients regarding the risks and benefits of antiepileptic drugs; however, the committee strongly recommended against a Black Box warning to be applied to antiepileptic drugs. In December 2008, the FDA asked the manufacturers of the antiepileptic drugs included in the analysis to add warnings about suicidality to the labels and to issue a medication guide covering the results of the meta analysis. In April 2009, the FDA approved these new labels. We anticipate that the label for Qnexa, if approved, will contain the similar suicidality warnings to those contained in the topiramate label.

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

Subjects in our trials will experience side effects. Serious adverse events will be reported to the FDA and study investigators as required in accordance with current guidelines and standards. Serious adverse events or adverse events that occur in small numbers may be not disclosed to the public until such time the various documents submitted to the FDA as part of the approval process are made public. We are unable to determine what adverse events, if any, will fall into this category. We are also unable to determine if the subsequent disclosure of adverse events, severe or otherwise will have an adverse effect on our stock price.

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

To date, the clinical results we have obtained do not necessarily predict that the results of further testing, including larger, late-stage controlled human clinical testing, will be successful. If our trials are not successful or are perceived as not successful by the FDA, physicians, analysts, investors, the media or the public in general our business, financial condition and results of operations will be materially harmed.

Our investigational product candidate, Qnexa, is a combination of drugs approved individually by the FDA that are commercially available and marketed by other companies. As a result, our product may be subject to substitution with individual drugs contained in the Qnexa formulation and immediate competition.

Each of the approved drugs that are combined to produce our investigational product candidate, Qnexa, will likely be commercially available at prices lower than the price at which we would seek to market our investigational product candidate. We cannot be sure that physicians will view Qnexa as sufficiently superior to a treatment regime of Qnexa’s individual active pharmaceutical ingredients as to justify the significantly higher cost we expect to seek for Qnexa, and they may prescribe the individual drugs already approved and marketed by other companies instead of our combination product. Even though our U.S. patent contains composition, product formulation and method-of-use claims that we believe protect Qnexa, that patent may be ineffective as a practical matter to protect against physicians prescribing the individual drugs marketed by other companies instead of our combination product. To the extent that the price of Qnexa is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components instead of for our combination product, and this may limit how we price or market Qnexa. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the U.S. are prepared to pay for Qnexa, which could also limit market and patient acceptance of our product, and could negatively impact our revenues. A physician could seek to prescribe off-label generics in place of Qnexa. Off-label use occurs when a drug that is approved by the FDA for one indication is legally prescribed by physicians for a different, unapproved indication. Topiramate, one of the ingredients in Qnexa, is not approved for obesity treatment.

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

We may choose or be required by regulatory authorities to restrict distribution of Qnexa to specialty pharmacies after physicians register to ensure a safe and secure launch. Our success in distributing our product candidate in this manner could be limited which could have an adverse effect on our business, financial condition and results of operations and cash flow.

The FDA and other regulatory agencies will likely require more extensive or expensive trials for our combination investigational product candidate, Qnexa, than may be required for single agent pharmaceuticals.

To obtain regulatory approval for Qnexa, we are required to show that each active pharmaceutical ingredient in our investigational product candidate makes a contribution to the combined investigational product candidate’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and more effective than each of the components. As a result, we will be required to include in our clinical trial protocols an evaluation of each component drug as well as for the component drug in combination. This would likely require us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of Qnexa than of a new drug containing only a single active pharmaceutical ingredient. The OB-301, or EQUATE, trial was designed to meet the combination guidelines set by the FDA. The EQUATE study contained separate component arms as well as the combination. We believe the results of the EQUATE study meet FDA guidelines for combination therapy studies; however, there can be no assurance that we have satisfied the combination requirements or that further testing of the combination will not be required. The EQUATE study also contained a mid-dose of Qnexa containing 46 mg of topiramate CR and 7.5 mg of phentermine. The mid-dose is included in the OB-303 study. We may file for approval for the mid-dose in addition to the full-dose. We have not conducted any additional testing on the mid-dose. Further, the number of subjects on the mid-dose in the OB-303 may not be sufficient for approval. We have no assurance that the mid-dose of Qnexa will be approved as monotherapy or that additional pre-clinical and clinical testing may not be needed prior to approval.

We are exposed to risks related to collaborative arrangements, licenses or strategic alliances.

We have and will continue to in-license investigational product candidates from third parties. The United States rights to Evamist and Luramist were licensed from Acrux and its related affiliates. The rights to avanafil were licensed from Tanabe Seiyaku Co., Ltd., or Tanabe, in 2001. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or Mitsubishi Tanabe. The rights to Evamist were sublicensed to K-V. In August 2008, we assigned all of our rights and obligations under the Evamist license agreement to K-V. These types of licensing agreements contain certain obligations. Failure to comply with the terms of the agreements could result in the early termination of these agreements. We believe we are in compliance with all the material terms of our current agreements; however, there can be no assurance that this compliance will continue or that the licensors would not have a differing interpretation of the material terms of the agreements. If the license agreements were terminated early or if the terms of the license were contested for any reason, it would have a material adverse impact on our ability to commercialize products subject to these agreements, our ability to raise funds to finance the company, our stock price and our overall financial condition. The monetary and disruption costs of any disputes involving our collaborative agreements could be significant despite rulings in our favor.

The Company and Acrux Limited through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, are parties to the Testosterone Development and Commercialization Agreement dated February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covers our investigational product candidate, Luramist, which is licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to us related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. We asserted counterclaims against Acrux in the arbitration and sought the enforcement of our rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that we were in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that we had used diligent, commercially reasonable efforts to develop Luramist and that we had satisfied our obligations to keep Acrux informed on the status of the development efforts. The Panel also ruled in favor of the Company on certain of its counterclaims. The Interim Arbitration Award requires the parties to meet and confer on a number of contractual obligations and to report back to the Panel within 35 days on the results of these efforts. The monetary and disruption costs of this arbitration were significant despite the favorable rulings by the Panel.

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

•      our collaborators may be required to disclose our confidential information or may fail to protect our confidential information;

•      we may be required to relinquish important rights such as marketing and distribution rights;

•      business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to complete its obligations under any arrangement;

•      legal disputes or disagreements may occur with our collaborative partners;

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

In July 2008, an FDA advisory panel discussed the role of cardiovascular outcomes assessment in the pre-approval and post-approval settings for drugs and biologics developed for the treatment of type 2 diabetes mellitus. The panel recommended that sponsors conduct a long-term cardiovascular trial or to provide other equivalent evidence to rule out an unacceptable cardiovascular risk. The FDA has since published a guidance document in December 2008 for the evaluation of cardiovascular risk in new antidiabetic therapies specifically for the treatment of Type II diabetes. In general, the FDA recommends that sponsors should compare the incidence of important cardiovascular events occurring with the investigational agent to the incidence of the same type of events with the control group to estimate the relative risk of the investigational agent. This may be accomplished by either conducting an integrated analysis (meta-analysis) of the Phase 2 and Phase 3 studies or conduct a single, large, long-term cardiovascular safety study. A long-term cardiovascular study would take several years to complete and would require resources that may be beyond our current capabilities. Qnexa, in development for obesity and diabetes, may likely be subject to this recommendation. If we are required to complete a long-term cardiovascular study for Qnexa prior to an NDA submission, the ultimate approval may be delayed for several years and the overall cost of the program will significantly increase.

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

If one of our investigational product candidates is approved by the FDA or by another regulatory authority for a territory outside of the United States, we will be held to extensive regulatory requirements over product manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the investigational product candidates or who and how we may distribute our products. Potentially costly post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority. For example, the safety study for Luramist will require us to follow patients for five years in order to assess potential cardiovascular risks and breast cancer. While we may submit an NDA for Luramist after patients have had an average exposure of 12 months and a minimum number of pre-defined cardiovascular incidences have occurred, there can be no assurance that Luramist will be approved or, if approved, that safety issues would not arise subsequent to such approval. Previously unknown problems with the investigational product candidate, including adverse events of unanticipated severity or frequency, may result in restrictions on the marketing of the drug, and could lead to the withdrawal of the drug from the market.

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

We do not have the ability to conduct pre-clinical or clinical studies for our investigational product candidates without the assistance of third parties who conduct the studies on our behalf. These third parties are usually toxicology facilities, safety monitoring companies and clinical research organizations, or CROs, that have significant resources and experience in the conduct of pre-clinical and clinical studies. The toxicology facilities conduct the pre-clinical safety studies as well as all associated tasks connected with these studies. Safety monitoring companies collect reported adverse events that are reported from subjects during clinical trials. The CROs typically perform patient recruitment, project management, data management, statistical analysis, and other reporting functions. We intend to use several different facilities and CROs for all of our pre-clinical and clinical studies. We have contracted with a safety monitoring company that we intend to use for all of our clinical trials. If these third party toxicology facilities, the safety monitoring company or CROs do not successfully carry out their contractual duties or meet expected timelines, we may not be able to obtain regulatory approvals for our investigational product candidates on a timely basis, if at all, and we may not be able to successfully commercialize these investigational product candidates. If these third party toxicology facilities, the safety monitoring company or CROs do not perform satisfactorily, we may not be able to locate acceptable replacement third parties or enter into favorable agreements with these third parties, if at all.

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

We rely on third parties to maintain appropriate levels of confidentiality of the data compiled during clinical trials.

We seek to maintain the confidential nature of our confidential information through contractual provisions in our agreements with third parties, including our agreements with clinical research organizations, or CROs, that manage our clinical studies for our investigational product candidates. These CROs may fail to comply with their obligations of confidentiality or may be required as a matter of law to disclose our confidential information. As the success of our clinical studies depends in large part on our confidential information remaining confidential prior to, during and after a clinical study, any disclosure could have a material adverse effect on the outcome of a clinical study, our business, financial condition and results of operations.

For example, the CRO managing several of our Phase three clinical studies for Qnexa is a party to a patent infringement suit in which the claimant accuses the CRO of infringing a U.S. patent through the CRO’s alleged use of certain electronic data capture applications for data collection and data management in clinical trials. We are informed that the applications at issue have been used by the CRO in the clinical studies performed on behalf of the Company. The parties to the suit are currently involved in discovery and the claimant has requested documents and information that qualifies as confidential information under various agreements between us and the CRO. The CRO has informed us that it intends to take steps to ensure that our confidential information is disclosed in a limited and controlled manner, if at all, in order to protect and maintain its confidential nature; however, there can be no assurance that this information will remain confidential.  Should the information not remain confidential we could be harmed which could have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to our Operations

If we, or our suppliers, fail to comply with FDA and other regulatory agency regulations relating to our manufacturing operations, we may be prevented from manufacturing our products or may be required to undertake significant expenditures to become compliant with such regulations.

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

Another example of non-conformance came to light during the first quarter 2009, when we, as part of our routine testing, identified that certain lots of the 125 mg and 250 mg strength MUSE product had exceeded the specified limit of allowable impurities. The identified product appears to be out of compliance with the impurity specification in the 18th-24th month of its shelf life. All MUSE products have a 24 month shelf life. In 2008, sales of the 125 mg and 250 mg strength MUSE represented 11% of our worldwide sales. Upon identifying this non-conformance, we promptly notified the FDA. The occurrence of known impurities to some level is typical within most pharmaceutical products. Our preliminary investigation concerning this MUSE impurity issue suggests that the elevation in impurities may have been caused during the routine sterilization process. The current investigation is continuing and other lots of commercialized product may also be identified as containing levels of impurity that exceed the product’s specifications. Although we believe that this impurity poses no safety risk to the patients, it is possible that we may recall some of the commercialized lots of product as part of our commitment to maintaining cGMP and compliance to FDA regulations. We do not believe that there are significant quantities of the product with identified impurities remaining at the wholesale distributors. However, there can be no assurance that a product recall will not occur in this instance or will not occur in the future from similar or other variations of the manufacturing process. Also, there can be no assurance that inherent and future variations in the sterilization process will not produce product that will exceed the product’s impurity specification or that would have some other effect which would still render the product to not be within its full range of specification over the full course of its shelf life. Should a recall be necessary, there may be periods when the 125 mg and 250 mg strength MUSE product are not fully available to the commercial market and these strengths may go into a back order status. In addition, the FDA and/or international regulatory agencies may require us to perform extensive investigations and/or extensive process revalidations in relationship to the resolution of this issue. Should such extensive investigations be necessary, a product recall be made, or a product shortage and back order occur, there could be a material adverse impact on our business, financial condition and results of operations.

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

Other treatments for erectile dysfunction, or ED, exist, such as needle injection therapies, vacuum constriction devices and penile implants, and the manufacturers of these products will most likely continue to develop or improve these therapies. In November 2007, NexMed, Inc., or NexMed, announced that the NDA filed for its ED product, Vitaros®, a topically applied alprostadil cream, was accepted for review by the FDA. In February 2009, NexMed announced that they had sold the U.S. rights to Vitaros to Warner Chilcott Company, Inc. (a subsidiary of Warner Chilcott, Ltd., NASDAQ:WCRX), or Warner. Under the reported terms of the agreement, NexMed received an initial, up-front payment of $2.5 million and is eligible to receive an additional payment of $2.5 million upon Warner’s receipt of FDA approval of the NDA. If the NDA for the NexMed product is approved and Warner is successful in commercializing this product, the sales of MUSE will decline, which will have an adverse effect on the results of our operations and cash flows from sales of MUSE.

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

If our raw material supplier fails to supply us with the active pharmaceutical ingredients, or APIs, for our products and investigational product candidates, for which availability is limited, we may experience delays in our product development and commercialization.

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

We rely on a single manufacturing company, Chinoin Pharmaceutical and Chemical Works Private Co., Ltd., in Hungary, or Chinoin, for our supply of alprostadil. We currently have a written manufacturing agreement with Chinoin to supply alprostadil through 2011. There is no assurance that we will be able to re-establish a manufacturing agreement with NeraPharm, s.r.o., in the Czech Republic, or NeraPharm, an alternative supplier from whom we previously purchased alprostadil, or that we will be able to identify and qualify additional sources of alprostadil. We are required to receive FDA approval for new suppliers before using a new supply source. Until we secure a new manufacturing agreement with NeraPharm or qualify additional sources of alprostadil, we are entirely dependent upon Chinoin. If interruptions in this supply occur for any reason, including a decision by Chinoin to discontinue manufacturing, labor disputes or a failure of Chinoin to follow regulations, the manufacture and marketing of MUSE and other potential products could be delayed or prevented. An extended interruption in the supply of alprostadil could have a material adverse effect on our business, financial condition or results of operations.

We currently depend on a single source for the supply of plastic applicator components for MUSE and an interruption to this supply source could harm our business.

We rely on a single injection molding company, Medegen Medical Products, LLC, or Medegen, for our supply of plastic applicator components. In turn, Medegen obtains its supply of resin, a key ingredient of the applicator, from a single source, Flint Hills Resources. Orders to Medegen are made on a periodic basis with purchase orders. We do not have a written agreement with Medegen for the supply of the plastic applicator components. There can be no assurance that we will be able to obtain components from Medegen or to identify and qualify additional sources of components or that Medegen will be able to identify and qualify additional sources of resin. We are required to receive FDA approval for new suppliers prior to using supplies from a new vendor. Until we secure and qualify additional sources of plastic components, we are entirely dependent upon Medegen. If interruptions in this supply occur for any reason, including a decision by Medegen to discontinue manufacturing, labor disputes, a failure of Medegen to follow regulations or the inability of Medegen to secure a new source of resin, the manufacture and marketing of MUSE and other potential products could be delayed or prevented. An extended interruption in the supply of plastic components could have a material adverse effect on our business, financial condition or results of operations.

We have been notified by Medegen that the Flint Hills Resources facility in Texas has discontinued manufacturing the resin required for MUSE plastic components in early 2009. The Flint Hills Resources facility in Texas has been the single source used by Medegen for the MUSE plastic components. Medegen has some inventory of resin from the Flint Hills Texas facility. We secured plastic components from Medegen during the first quarter of 2009 to support projected MUSE production requirements through the second quarter of 2010. Medegen has identified a new source of resin and is in the process of qualifying the vendor. Medegen has not manufactured two of the plastic components since 1998 and there is no assurance the manufacturing molds will pass inspection and be approved for future use. The inability to utilize these molds and the inability of Medegen to secure an alternative resin supplier would have a material adverse effect on our business, financial condition and results of operations.

We currently depend on a single source for the supply of laminated foil components for MUSE and an interruption to this supply source could harm our business.

We rely on a single lamination company, Glenroy, Inc., or Glenroy, for our supply of laminated foil. In turn, Glenroy obtains its supply of resin, a key ingredient of the laminated foil, from a single source, Flint Hills Resources in Texas. Orders to Glenroy are made on a periodic basis with purchase orders. We do not have a written agreement with Glenroy for the supply of the laminated foil. If we are unable to obtain foil from Glenroy for any reason, or if we are unable to identify and qualify additional sources of foil, or additional foil produced using a new resin, we could experience interruptions in supply, which would harm our business. We are required to receive FDA approval for new suppliers prior to using supplies from a new vendor. Until we secure and qualify additional sources of laminated foil, we are entirely dependent upon Glenroy. If interruptions in this supply occur for any reason, including a decision by Glenroy to discontinue manufacturing, labor disputes, a failure of Glenroy to follow regulations or the inability of Gilroy to secure an alternative resin supplier, the manufacture and marketing of MUSE and other potential products could be delayed or prevented. An extended interruption in the supply of laminated foil could have a material adverse effect on our business, financial condition or results of operations.

We have been notified by Glenroy that the Flint Hills Resources facility located in Texas will discontinue manufacturing the resin required for laminated foil in early 2009. The Flint Hills Resources Texas facility has been the single source used by Glenroy for the MUSE laminated foil. We secured laminated foil from Glenroy during the first quarter of 2009 to support projected MUSE production requirements through the second quarter of 2010. Glenroy has identified a new source of resin and is in the process of qualifying the vendor. Our inability to secure a qualified source for additional laminated foil and/or Glenroy’s inability to secure the necessary resin would have a material adverse effect on our business, financial condition and results of operations.

Currently there is a global shortage of Acetonitrile, a solvent which is required in the testing and verification of MUSE, and an interruption to this supply could harm our business.

We have been notified by several of our laboratory supply vendors of a global shortage of Acetonitrile, a solvent which is required in the testing and verification of MUSE. We have secured an adequate supply of Acetonitrile to support projected manufacturing needs through the first quarter of 2010. Our inability to secure additional Acetonitrile would have a material adverse effect on our business, financial condition and results of operations.

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

In January 2009, a former employee filed a U.S. Equal Employment Opportunity Commission Claim. The Notice of Charge of Discrimination was vague as to the nature and scope of the claim, merely indicating that sex discrimination and retaliation under Title VII of the Civil Rights Act is alleged. Additionally, we received a letter from a former employee claiming California labor code violations in connection with the former employee’s recruitment and wrongful termination. We have fully investigated the charges by these former employees and we believe that there is no merit to these charges and that we have meritorious defenses to such charges. We believe the employees have no claim to additional compensation or benefits. Due to the current economic downturn, employees may be more likely to file employment-related claims. Although there may be no merit to such claims, we may be required to allocate additional monetary and personnel resources to defend against these types of allegations in the future.

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

•                  the establishment of collaborations, sublicenses and strategic alliances and the related costs;

•                  the costs involved in establishing a commercial operation and in launching a product without a partner;

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

•                  the health care reimbursement system or the impact of healthcare reform, if any, imposed by the new administration; and

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

We have an accumulated deficit of $186.6 million as of March 31, 2009 and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $186.6 million for the period from our inception through March 31, 2009, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ Global Market rules, are creating significant obligations and uncertainty of compliance for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time related to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors’ review and audit of our internal control over financial reporting has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If we fail to comply with new or changed laws, regulations and standards, our reputation may be harmed and we might be subject to sanctions or investigation by regulatory authorities, such as the SEC. Any such action could adversely affect our financial results and the market price of our common stock.

The investment of our cash balance and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

At March 31, 2009, we had $42.7 million in cash and cash equivalents and $123.1 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities, in accordance with our investment policy approved by the Board of Directors. The investment policy has the primary investment objectives of preservation of principal while at the same time maximizing yields without significantly increasing risk; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. Certain of these securities are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the continuing economic turmoil that has affected various sectors of the financial markets and caused credit and liquidity issues. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1.00 per share, it is possible to lose money by investing in money market mutual funds.

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

The value of our investments is influenced by varying economic and market conditions and a decrease in value may result in a loss charged to income.

Our available-for-sale investment securities were $123.1 million and represented 68% of our total condensed consolidated assets at March 31, 2009. These securities are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such securities until their full cost can be recovered. If a decline in value is deemed to be other-than-temporary and we do not have the intent and ability to hold such security until its full cost can be recovered, the security is deemed to be other-than-temporarily impaired and it is written down to fair value and the loss is charged to income.

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

The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. During the quarter ended March 31, 2009, we recorded charges for other-than-temporary impairment of securities of $444,000. We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be charged to income in future periods.

Risks Relating to our Transaction with Deerfield Management Company, L.P. and Affiliates

Simultaneously with the sale of securities to funds affiliated with Deerfield or the Deerfield Affiliates, on April 15, 2008, we entered into the Funding and Royalty Agreement, or FARA, an Option and Put Agreement, or the OPA, and a Security Agreement with the Deerfield Sub, a newly incorporated subsidiary of Deerfield. The FARA and OPA were amended on March 16, 2009. We also entered into a Security Agreement with the shareholders of the Deerfield Sub. Under the terms of the FARA, the Deerfield Sub made $3.3 million payments to us in April, September and December 2008 and February 2009 and will make two quarterly payments of approximately $3.3 million, thereafter. As part of the funding arrangement, we have agreed to continue our development of avanafil, our oral PDE5i for the Deerfield Sub. The FARA also provides that we will pay royalties on the net MUSE sales on a quarterly basis. Under the FARA, the royalty payments continue for 10 years. There are no minimum royalties due; however, we have agreed to maintain the promotion of MUSE consistent with our prior efforts. The OPA provides that we may purchase all the outstanding shares of the Deerfield Sub, thus ending any further royalty payments. The OPA allows for the purchase of the shares of the Deerfield Sub by us for $23 million on a net basis through the first three years and $26 million net from the third to fourth year. The purchase amounts are net of the $2 million premium paid to Deerfield Affiliates for the call option. We have no ability to repurchase the shares after the fourth year. The OPA provides that Deerfield Affiliates can force a sale of all the shares of the Deerfield Sub to us beginning after the third year through the tenth year. The timing on the sale of the shares could be accelerated under certain conditions including a change-in-control, sale of MUSE or avanafil, sale of major assets and the sale of securities in a transaction or a series of related transactions by us that exceed 20% of our outstanding common stock at the date the OPA was signed if at the time of the sale our market capitalization is below $300 million ,or each, a Major Transaction. Under these conditions, the cost of the shares of the Deerfield Sub would be $23 million before the third anniversary and $26 million from the third to tenth anniversary. The sale of the shares of the Deerfield Sub could also accelerate if our cash, cash equivalents and available for sale securities falls below $15 million or our market capitalization falls below $50 million. As security for the payment of royalties we have pledged certain unencumbered MUSE and avanafil assets to the Deerfield Sub. As security for the payment under the forced purchase of shares of the Deerfield Sub to us, we have pledged certain unencumbered MUSE and avanafil assets to Deerfield Affiliates.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The list of Exhibits as required by Item 601 of Regulation S-K.

A. EXHIBITS:

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(4)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated May 11, 2009, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated May 11, 2009, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.

(5)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2009	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Vice President, Finance and Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
President and Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(4)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated May 11, 2009, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated May 11, 2009, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996, as amended.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.

(5)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.