Form 10-Q
period 2009-06-30
VIVUS INC
filed 2009-07-31
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At July 27, 2009, 69,959,937 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30 2009	December 31 2008*
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$27,820	$66,121
Available-for-sale securities	116,404	121,789
Accounts receivable, (net of allowance for doubtful accounts of $55 and $23 at June 30, 2009 and December 31, 2008, respectively)	3,395	4,157
Inventories, net	2,662	3,041
Prepaid expenses and other assets	3,443	3,744
Total current assets	153,724	198,852
Property, plant and equipment, net	6,287	6,726
Restricted cash	700	700
Available-for-sale securities	—	1,344
Total assets	$160,711	$207,622
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,632	$17,205
Accrued product returns	2,927	2,865
Accrued research and clinical expenses	8,723	6,435
Accrued chargeback reserve	1,509	1,379
Accrued employee compensation and benefits	2,580	2,394
Accrued and other liabilities	2,201	1,836
Deferred revenue	462	31,858
Total current liabilities	28,034	63,972

Notes payable-net of current portion	16,809	11,177
Deferred revenue	1,029	1,260
Total liabilities	45,872	76,409

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 200,000 shares authorized; 69,960 and 69,677 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	70	70
Additional paid-in capital	314,282	310,558
Accumulated other comprehensive income	269	354
Accumulated deficit	(199,782)	(179,769)
Total stockholders’ equity	114,839	131,213
Total liabilities and stockholders’ equity	$160,711	$207,622

*     Derived from audited consolidated financial statements filed in the Company’s 2008 Annual Report on Form 10-K.

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2009	2008	2009	2008

Revenue:
United States product, net	$3,368	$2,923	$4,261	$4,011
International product	776	1,300	1,069	1,854
License and other revenue	10,581	21,046	31,627	42,092
Total revenue	14,725	25,269	36,957	47,957
Operating expenses:
Cost of goods sold and manufacturing expense	2,877	2,929	5,480	5,716
Research and development	20,258	15,335	40,327	38,706
Selling, general and administrative	4,555	4,345	9,966	8,597
Total operating expenses	27,690	22,609	55,773	53,019

Income (loss) from operations	(12,965)	2,660	(18,816)	(5,062)

Interest (expense) income:
Interest income	818	1,324	1,026	3,433
Interest expense	(944)	(185)	(1,660)	(307)
Other-than-temporary loss on impaired securities	(113)	(215)	(557)	(1,567)
Total interest (expense) income	(239)	924	(1,191)	1,559
Income (loss) before provision for income taxes	(13,204)	3,584	(20,007)	(3,503)

Provision for income taxes	—	(5)	(6)	(10)
Net income (loss)	(13,204)	3,579	(20,013)	(3,513)
Other comprehensive income (loss):
Unrealized (loss) gain on securities	(59)	259	(85)	(46)
Comprehensive income (loss)	$(13,263)	$3,838	$(20,098)	$(3,559)

Net income (loss) per share:
Basic and diluted	$(0.19)	$0.06	$(0.29)	$(0.06)
Shares used in per share computation:
Basic	69,805	60,351	69,746	59,616
Diluted	69,805	61,850	69,746	59,616

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Six Months Ended June 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,013)	$(3,513)
Adjustments to reconcile net loss to net cash used for operating activities:
Provision for doubtful accounts	32	(14)
Provision for obsolete inventory	487	—
Depreciation	572	564
Net realized gain on investments	(297)	(89)
Other-than-temporary loss on impaired securities	557	1,567
Share-based compensation expense	2,578	2,649
Changes in assets and liabilities:
Accounts receivable	730	530
Inventories	(108)	(250)
Prepaid expenses and other assets	301	2,301
Accounts payable	(7,573)	3,448
Accrued product returns	62	23
Accrued research and clinical expenses	2,288	1,578
Accrued chargeback reserve	130	75
Accrued employee compensation and benefits	186	(157)
Deferred revenue	(31,627)	(42,091)
Accrued and other liabilities	359	(477)
Net cash used for operating activities	(51,336)	(33,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(133)	(175)
Investment purchases	(80,086)	—
Proceeds from sale/maturity of securities	86,470	51,693
Net cash provided by investing activities	6,251	51,518

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	6,666	889
Payments of notes payable	(1,028)	(62)
Exercise of common stock options	961	485
Sale of common stock through employee stock purchase plan	185	141
Net proceeds from issuance of common stock	—	9,688
Net cash provided by financing activities	6,784	11,141

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,301)	28,803
CASH AND CASH EQUIVALENTS:
Beginning of period	66,121	37,838
End of period	$27,820	$66,641

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. During the second quarter of fiscal 2009, the Company adopted Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact the Company’s financial position or results of operations. Management has evaluated all events or transactions that occurred after June 30, 2009 up through the time of filing on July 31, 2009, the date these condensed consolidated financial statements were issued. During this period, there were no material subsequent events that require disclosure in the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as filed on March 11, 2009 with the Securities and Exchange Commission, or SEC. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

The Company invoices its international distributors based on an agreed transfer price per unit, in United States dollars, which is subject to revision upon quarterly reconciliations based on contractual formulas. Final pricing for product shipments to international distributors is subject to contractual formulas based on the distributor’s net realized price in the local currency to its customers. The Company recognizes additional revenue, if any, or reductions to revenue, upon finalization of pricing with its international distributors. International distributors generally do not have the right to return products unless the products are damaged or defective.

The Company initially received a $1.5 million upfront payment in connection with the international supply agreement signed with Meda in September 2002. In January 2006, the Company also received a milestone payment from Meda of $2 million. The milestone payment provides Meda with the right to continue to sell and distribute MUSE in its European Union territories. These amounts were recorded as deferred revenue and are being recognized ratably over the term of the supply agreement. Through June 30, 2009, $2.1 million has been recognized as revenue.

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

Upon FDA Approval, the two remaining deliverables were the transition services to be performed under the Transition Services Agreement, or TSA, and a license to improvements to the MDTS applicator during the two-year period commencing with the closing, or May 15, 2007, and ending on May 15, 2009. The Company was able to establish fair value for the TSA. Given the unique nature of the license to improvements, the Company was unable to obtain objective, reliable evidence of its fair value.

Accordingly, the delivered items, together with the undelivered items, were treated as one unit of accounting. Since the deliverables were treated as a single unit of accounting, the total cash received, $150 million, was recognized as revenue on a pro-rata basis over the term of the last deliverable, which in this case was the license to improvements that expired on May 15, 2009. As a result, the initial $10 million paid at closing and the $140 million paid upon FDA Approval were recorded as deferred revenue and have been recognized as revenue ratably over the remaining 21.5-month term of the license to improvements, from August 1, 2007 to May 15, 2009. As of June 30, 2009, all of the revenue deferred from the Evamist sale has been recognized.

The Company is also eligible to receive milestone payments of up to $30 million based upon sales of Evamist through the term of the agreements. Revenue associated with performance milestones will be recognized based upon the achievement of the milestones, as defined in the respective agreements.

In January 2009, K-V and certain of its subsidiaries announced a voluntary recall of most of its prescription products. In addition, K-V voluntarily suspended the manufacturing and shipping of all of its products. Subsequent to the recall, K-V announced plans to reduce its workforce by 700 employees. Evamist is not manufactured by K-V and was not subject to the recall. In July 2009, K-V announced that it had hired a firm that specializes in restructurings and bankruptcies. Given the uncertainties with K-V, it is difficult to determine the extent of the adverse impact on Evamist. Although the Company is entitled to additional milestone payments from future sales of Evamist by K-V, at the present time the Company does not anticipate receiving any additional milestone payments from sales of Evamist.

3. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with SFAS No. 123R, Share-Based Payment, which was adopted January 1, 2006, utilizing the modified prospective transition method.

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and six months ended June 30, 2009 and 2008 was comprised as follows (in thousands, except per share data) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of goods sold and manufacturing expense	$183	$153	$355	$290
Research and development	233	334	525	817
Selling, general and administrative	828	756	1,698	1,542
Share-based compensation expense before taxes	1,244	1,243	2,578	2,649
Related income tax benefits	—	—	—	—
Share-based compensation expense, net of taxes	$1,244	$1,243	$2,578	$2,649
Basic and diluted per common share	$0.02	$0.02	$0.04	$0.04

4. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at June 30, 2009 and December 31, 2008 are presented in the tables that follow:

As of June 30, 2009 (in thousands) (unaudited):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$22,820	$22,820	$—	$—
U.S. Treasury securities	5,000	5,000	—	—
Total cash and cash equivalents	$27,820	$27,820	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and debt securities of U.S. government agencies	$110,639	$110,692	$56	$(3)
Corporate bonds	285	285	—	—
Asset backed and other securities	5,210	5,427	217	—
Total available-for-sale securities	$116,134	$116,404	$273	$(3)

As of December 31, 2008 (in thousands):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$66,121	$66,121	$—	$—
Total cash and cash equivalents	$66,121	$66,121	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and debt securities of U.S. government agencies	$100,061	$100,412	$351	$—
Corporate bonds	8,393	8,387	—	(6)
Asset backed and other securities	12,981	12,990	10	(1)
Total available-for-sale securities	$121,435	$121,789	$361	$(7)

Available-for-sale securities, non-current	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Corporate bonds	$1,067	$1,067	$—	$—
Asset backed and other securities	277	277	—	—
Total available-for-sale securities, non current	$1,344	$1,344	$—	$—

The following table summarizes the Company’s available-for-sale securities by the contractual maturity date as of June 30, 2009 (in thousands) (unaudited):

	Amortized Cost	Estimated Fair Value
Due within one year	$110,639	$110,692
Due within one year to two years	—	—
*No single maturity date	5,495	5,712
	$116,134	$116,404

*                                         Securities with no single maturity date include mortgage and asset backed securities that consist of several payment streams. For certain of these securities, principal and interest payments are received monthly or quarterly. In addition, a certain portion of these investments may be repaid prior to their legal maturity. Securities in default or bankruptcy are also included in this category.

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

The following table summarizes the net realized gains (losses) on available-for-sale securities for the periods presented (in thousands) (unaudited):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Realized gains	$554	$118	$706	$154
Realized losses	—	(17)	(409)	(65)
Net realized gains/(losses)	$554	$101	$297	$89

During the three and six months ended June 30, 2009, we sold and received paydowns totaling $5.4 million and $17.2 million of fixed income securities, which resulted in net realized gains of $554,000 and $297,000, respectively. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

At June 30, 2009 and December 31, 2008, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
June 30, 2009 (unaudited)	Losses	Value	Losses	Value

U.S. Treasury securities and debt securities of U.S. government agencies	$(3)	$21,025	$—	$—
Total	$(3)	$21,025	$—	$—

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
December 31, 2008	Losses	Value	Losses	Value

Corporate bonds	$(6)	$231	$—	$—
Asset backed and other securities	(1)	1,144	—	—
Total	$(7)	$1,375	$—	$—

The gross unrealized losses reported above for June 30, 2009 and December 31, 2008 were primarily caused by general fluctuations in market interest rates from the respective purchase date of these securities through the end of those periods. No significant facts or circumstances have occurred to indicate that these unrealized losses are related to any deterioration in the creditworthiness of the issuers of the marketable securities the Company owns. Based on the Company’s review of these securities, including its assessment of the duration and severity of the related unrealized losses, the Company has not recorded any other-than-temporary impairment losses on these investments.

As of June 30, 2009 and December 31, 2008, the temporary unrealized gains on available-for-sale securities, net of tax, of $269,000 and $354,000, respectively, were included in accumulated other comprehensive income in the accompanying unaudited condensed consolidated balance sheets. As of June 30, 2009, a significant portion of the available-for-sale securities that the Company held were investment grade.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, FSP SFAS 115-2 and SFAS 124-4, Recognition and Presentation of Other-than-Temporary Impairments (“FSP 115-2/SFAS 124-2”) and SAB Topic 5M, Accounting for Non-current Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. FSP 115-2/124-2 is effective for all periods ending after June 15, 2009 and provides additional guidance designed to create a greater clarity and consistency in accounting for and presenting impairment losses on securities. In reviewing its non-treasury available-for-sale securities, the Company concluded that it intends to sell the debt securities before recovering their costs. Therefore, in accordance with the above recent guidance, the Company recognized an “other-than-temporary” impairment of $113,000 and $557,000 on these securities during the three months and six months ended June 30, 2009, respectively. The Company included this non-cash impairment charge in other-than-temporary loss on impaired securities in the condensed consolidated statements of operations and other comprehensive income (loss). These securities covered a number of industries. If market, industry, and/or investee conditions deteriorate, the Company may incur further impairments.

In December 2007, our enhanced money market fund investment, Columbia Strategic Cash Portfolio Fund, or Columbia fund, ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, the Company elected to receive a pro-rata allocation of the underlying securities in a separately managed account. At June 30, 2009, the market value of securities received in-kind from the Columbia fund investment included in available-for-sale securities was $5.7 million.

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

Recent guidance included in FSP 157-3 and FSP 157-4 clarify the application of SFAS 157 in an inactive market. FSP 157-3 addresses application issues such as how management’s internal assumptions should be considered in measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP 157-3 was effective upon issuance. FSP 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased.

The following fair value hierarchy tables present information about the Company’s assets (cash and cash equivalents and  available-for-sale securities) measured at fair value on a recurring basis as of June 30, 2009 (in thousands) (unaudited):

	Basis of Fair Value Measurements
	Balance at June 30, 2009	Level 1	Level 2	Level 3
Cash and cash equivalents and available-for-sale securities:
Cash and money market funds	$22,820	$22,820	$—	$—
U.S. Treasury securities	110,984	110,984	—	—
Debt securities of U.S. government agencies	4,708	—	4,708	—
Corporate bonds	285	—	196	89
Asset backed and other securities	5,427	—	3,962	1,465
Total	$144,224	$133,804	$8,866	$1,554

Reported as:
Cash and cash equivalents	$27,820
Available-for-sale securities	116,404
Available-for-sale securities, non-current	—
Total	$144,224

Fair values are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs for the determination of fair value in accordance with SFAS 157. Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, broker quotes, credit spreads, default rates and prepayment speeds. The Company performs a review of the prices received from third parties to determine whether the prices are reasonable estimates of fair value. The Company’s analyses include, as needed, a comparison of pricing services’ valuations to other pricing services’ valuations for the identical security.

The Company’s asset backed and other securities total $5.4 million, or 4%, of total cash, cash equivalents and available-for-sale securities at June 30, 2009. Of these securities, $4.2 million, or 77%, are rated AAA or Aaa by the ratings’ agencies Standard and Poor’s and Moody’s, respectively. The remainder is rated below this rating to not-rated or in-default.

The Company generally obtains one price for each investment security. The Company performs a review to assess if the evaluated prices represent a reasonable estimate of their fair value. This process involves quantitative and qualitative analysis by the Company. Examples of procedures performed include, but are not limited to, initial and ongoing review of pricing service methodologies, review of the prices received from the pricing service, and comparison of prices for certain securities with different appropriate price sources for reasonableness. As a result of this analysis, if the Company determines there is a more appropriate fair value based upon available market data, which happens infrequently, the price of a security is adjusted accordingly. The pricing service provides information to indicate which securities were priced using market observable inputs so that the Company can properly categorize its financial assets in the fair value hierarchy.

The following tables present additional information about Level 3 assets measured at fair value on a recurring basis. Unobservable inputs are used to determine the fair value of positions that the Company has classified within the Level 3 category. The types of instruments valued based on Level 3 inputs include some corporate bonds, residential mortgage asset backed securities in the United States, United Kingdom and Australian markets and five structured investment vehicles (SIVs).

These Level 3 securities were valued using a number of different sources, namely the use of broker quotes and independent pricing sources which used their proprietary models. The Company reviewed the inputs and assumptions used in these fair value models for reasonableness, and believes that the fair values are consistent with the principles of SFAS 157.

The changes in Level 3 assets measured at fair value on a recurring basis for the three and six months ended June 30, 2009 were (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Activity for the Three Months Ended June 30, 2009 (unaudited)	Corporate bonds	Asset backed and other securities	Total
Balance at March 31, 2009	$366	$1,692	$2,058
Total realized/unrealized gains/(losses) included in net income/(loss)	337	(10)	327
Total unrealized gains/(losses) included in other comprehensive income/(loss)	—	(15)	(15)
Purchases, sales, issuances, and settlements, net	(614)	(202)	(816)
Transfers out of Level 3 (a)	—	—	—
Transfers into Level 3 (a)	—	—	—
Balance at June 30, 2009	$89	$1,465	$1,554

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Activity for the Six Months Ended June 30, 2009 (unaudited)	Corporate bonds	Asset backed and other securities	Total
Balance at December 31, 2008	$449	$1,865	$2,314
Total (realized/unrealized) gains/(losses) included in net income/(loss)	323	(204)	119
Total unrealized gains/(losses) included in other comprehensive income/(loss)	—	17	17
Purchases, sales, issuances, and settlements, net	(683)	(672)	(1,355)
Transfers out of Level 3 (a)	—	—	—
Transfers into Level 3 (a)	—	459	459
Balance at June 30, 2009	$89	$1,465	$1,554

(a)               Transfers out of Level 3 are considered to occur at the beginning of the period. Transfers into Level 3 are considered to occur at the end of the period. Transfers into Level 3 were a result of increased use of input data that could not be validated with other market data, resulting from continued deterioration in the credit markets.

The following table presents the amounts of other-than-temporary losses and change in unrealized gains/(losses) for the three and six months ended June 30, 2009 relating to those available-for-sale securities for which the Company utilized significant Level 3 inputs to determine fair value and that were still held by the Company at June 30, 2009 (in thousands):

For the Three Months Ended June 30, 2009 (unaudited)
Total other-than-temporary loss on impaired securities for the period	$(46)

Decrease in unrealized gains on securities still held at reporting date	$(15)

For the Six Months Ended June 30, 2009 (unaudited)
Total other-than-temporary loss on impaired securities for the period	$(314)

Increase in unrealized gains on securities still held at reporting date	$16

As of June 30, 2009, the Company does not have any liabilities that are measured at fair value on a recurring basis.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2009.

5. INVENTORIES

Inventories are recorded net of reserves of $1.9 million and $1.4 million as of June 30, 2009 and December 31, 2008, respectively. Inventory balances, net of reserves, consist of (in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
Raw materials and component parts	$2,028	$2,719
Work in process	106	40
Finished goods	528	282
Inventory, net	$2,662	$3,041

As noted above, the Company has recorded significant reserves against the carrying value of its inventory of raw material and certain component parts. The reserves relate primarily to inventories that the Company estimated would have no future use. The Company determined that it likely would continue to use some portion of the fully reserved component parts in production. The Company used $45,000 and $41,000 of its fully reserved component parts inventory during the first six months of 2009 and 2008, respectively. When the Company records inventory reserves, it establishes a new, lower cost basis for the inventory for accounting purposes. Accordingly, to the extent that this fully reserved inventory was used in production in the first six months of 2009 and 2008, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold. The original cost of the fully reserved inventory related to component parts is $566,000 as of June 30, 2009, and the Company intends to continue to use this reserved component parts inventory in production when appropriate. In the second quarter of 2009, the Company established a raw material reserve of $487,000 for a portion of its existing inventory of alprostadil that has exceeded its shelf life and is no longer usable in the manufacturing of MUSE.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of June 30, 2009 and December 31, 2008, respectively, consist of (in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
Receivable from Food and Drug Administration	$1,365	$1,877
Refundable federal income taxes	—	156
Prepaid clinical studies	628	200
Interest receivable	397	368
Prepaid insurance	309	448
Other prepaid expenses and assets	744	695
Total	$3,443	$3,744

The Company has paid product and establishment fees for its marketed product, MUSE, for the fiscal year 2008 of $653,000 (which was paid to the FDA in October 2007) and for the fiscal year 2009 of $712,000 (which was paid to the FDA in September 2008). The Company believes it is due a refund pursuant to Section 736(d)(1)(C) of the Federal Food, Drug and Cosmetic Act, or FDC Act, on the basis that the fees paid by the Company exceed the anticipated present and future costs incurred by the FDA in conducting the process for the review of the Company’s human drug applications for VIVUS, Inc. The Company also paid product and establishment fees for MUSE for fiscal year 2007 in October 2006 for which it received a refund of $525,000 in May 2009, on this same basis. In addition, the Company paid an application fee to the FDA in September 2006 for the NDA for Evamist of $767,000 for which it received a refund in April 2008, again, on this same basis.

7. DEERFIELD FINANCING

On April 3, 2008, the Company entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of the agreements were amended and restated on March 16, 2009. Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from a Funding and Royalty Agreement, or FARA, entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of the Company’s common stock under a securities purchase agreement. Under the FARA, the Deerfield Sub made $3.3 million payments to the Company in April, September and December 2008 and February and June 2009 and will make one quarterly payment of approximately $3.3 million, thereafter. The Company will pay royalties on the current net sales of MUSE and if approved, on future sales of avanafil, an investigational product candidate, to the Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring the Company to use commercially reasonable efforts to preserve its intellectual property, manufacture, promote and sell MUSE, and develop avanafil.

The agreements also provide the Company with an option to purchase, and the Deerfield Affiliates with an option to compel the Company to purchase, or put right, the Deerfield Sub holding the royalty rights. If the Company exercises its right to purchase the Deerfield Sub, the net price will be $23 million if exercised before April 3, 2011, or $26 million if exercised after April 3, 2011 but before April 3, 2012 (the purchase prices are subject to other adjustments as defined in the agreement). After April 3, 2011, the Deerfield Affiliates may exercise the right to compel the Company to purchase the Deerfield Sub at a price of $17 million. This price could increase up to $26 million, and the timing of the sale of the shares could be accelerated under certain conditions including a change-in-control, sale of MUSE or avanafil, sale of major assets and the sale of securities in a transaction or a series of related transactions by the Company that exceed 20% of the Company’s outstanding common stock at the date the Option and Put Agreement was signed if at the time of the sale the Company’s market capitalization is below $300 million or each, a Major Transaction. Under these conditions, the cost of the shares of the Deerfield Sub would be $23 million on or before April 3, 2011 and $26 million from April 3, 2011 through April 3, 2018. The sale of the shares of the Deerfield Sub could also accelerate if the Company’s cash, cash equivalents and available for sale securities falls below $15 million or the Company’s market capitalization falls below $50 million. The purchase prices under the put right are subject to other adjustments as defined in the agreements. If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, the Company paid $2 million to the Deerfield Affiliates. The Company’s intellectual property and all of the accounts receivable, inventory and machinery and equipment arising out of or relating to MUSE and avanafil are collateral for this transaction. At June 30, 2009, substantially all of the accounts receivable, inventory and machinery and equipment on the Company’s condensed consolidated balance sheet relates to MUSE and serves as collateral for this transaction.

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

Crown Bank N.A. Loan

On January 4, 2006, VIVUS, Inc. and Vivus Real Estate LLC, a wholly owned subsidiary of VIVUS, Inc., jointly, the Company, entered into a Term Loan Agreement and a Commercial Mortgage Note, or the Agreements, with Crown Bank N. A., or Crown, secured by the land and buildings, among other assets, located at 735 Airport Road and 745 Airport Road in Lakewood, New Jersey, or the Facility. The Facility is the Company’s principal manufacturing facility, which the Company purchased on December 22, 2005. Under the Agreements, the Company borrowed $5,375,000 on January 4, 2006 from Crown payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% for the first six months of 2009 and 2008. Because the interest rate is variable, and based on a market rate, the carrying value of the debt approximates fair value. The Agreements contain prepayment penalties, and a requirement to maintain a depository account at Crown with a minimum collected balance of $100,000 which, if not maintained, will result in an automatic increase in the interest rate on the note of one-half percent (0.5%). The Facility, assignment of rents and leases on the Facility, and a $700,000 Certificate of Deposit held by Crown, classified as restricted cash, serve as collateral for these Agreements.

Total long-term notes payable consist of the following (in thousands):

	June 30, 2009	December 31, 2008
	(unaudited)
Deerfield loan	$11,987	$6,277
Crown Bank N.A. loan	4,973	5,045
Total notes payable	16,960	11,322
Less current portion	(151)	(145)
Total long-term notes payable	$16,809	$11,177

Current portion of notes payable is included under the heading “Accrued and other liabilities”.

Future minimum principal payments of the long-term notes payable as of June 30, 2009 are as follows (in thousands):

As of June 30, 2009	Deerfield Loan	Crown Bank N.A. Loan	Total
Remainder of 2009	$—	$73	$73
2010	—	157	157
2011	11,987	169	12,156
2012	—	181	181
2013	—	197	197
Thereafter	—	4,196	4,196
Total	$11,987	$4,973	$16,960

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

The Company has entered into several agreements to license patented technologies that are essential to the development and production of the Company’s transurethral product for the treatment of erectile dysfunction. In connection with these agreements, the Company is obligated to pay royalties on product sales of MUSE (4% of United States and Canadian product sales and 3% of sales elsewhere in the world). In the first six months of 2009 and 2008, the Company recorded royalty expenses of $182,000 and $253,000, respectively, as cost of goods sold and manufacturing expense.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company’s analysis of all available evidence, both positive and negative, as of June 30, 2009, it was considered more likely than not that the Company’s deferred tax assets would not be realized.

As of June 30, 2009, the Company believes that the amount of the deferred tax assets recorded on its condensed consolidated balance sheet would not ultimately be recovered. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it can recover its deferred tax assets.

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

The Company is also eligible to receive certain one-time payments of up to $30 million based on K-V achieving certain annual net sales thresholds for Evamist. In January 2009, K-V and certain of its subsidiaries announced a voluntary recall of most of its prescription products. In addition, K-V voluntarily suspended the manufacturing and shipping of all of its products. Subsequent to the recall, K-V announced plans to reduce its workforce by 700 employees. Evamist is not manufactured by K-V and was not subject to the recall. In July 2009, K-V announced that it had hired a firm that specializes in restructurings and bankruptcies. Given the uncertainties with K-V, it is difficult to determine the extent of the adverse impact on Evamist. Although the Company is entitled to additional milestone payments from future sales of Evamist by K-V, at the present time the Company does not anticipate receiving any additional milestone payments from sales of Evamist.

In addition, under the terms of the Transaction, K-V reimbursed VIVUS for $1.5 million of the $3 million milestone payment paid by VIVUS to Acrux upon FDA Approval of the NDA.

12. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with SFAS No. 128, Earnings per Share, which requires a dual presentation of basic and diluted earnings per share, or EPS. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the price exceeds the average market price over the period have an anti-dilutive effect on net income per share and, accordingly, are excluded from the calculation. When there is a net loss, other potentially dilutive common equivalent shares are not included in the calculation of net loss per share since their inclusion would be anti-dilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows (in thousands, except per share amounts) (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$(13,204)	$3,579	$(20,013)	$(3,513)

Basic weighted-average shares outstanding	69,805	60,351	69,746	59,616
Dilutive effect of:
Options to purchase common stock	—	1,499	—	—

Diluted weighted-average shares outstanding	69,805	61,850	69,746	59,616

Net income (loss) per share:

Basic	$(0.19)	$0.06	$(0.29)	$(0.06)

Diluted	$(0.19)	$0.06	$(0.29)	$(0.06)

As the Company recognized a net loss for the three months ended June 30, 2009, and the six months ended June 30, 2009 and 2008, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three months ended June 30, 2009, 4,901,008 options outstanding were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive. For the three months ended June 30, 2008, 1,888,941 options outstanding were not included in the computation of diluted net income per share for the Company because the effect would be anti-dilutive. For the six months ended June 30, 2009, and 2008, respectively, 5,684,036 and 3,087,125 options outstanding were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In November 2006, the Company entered into a 30-month lease for its Mountain View corporate headquarters location with its existing landlord. The lease commenced on February 1, 2007. The base monthly rent is set at $1.85 per square foot or $26,000 per month. The lease expired on July 31, 2009. On December 16, 2008, the Company entered into an amendment to this lease. Under the terms of the amended lease, the Company will continue to lease the office space for its corporate headquarters for a two-year period commencing on August 1, 2009 and expiring on July 31, 2011. The base monthly rent is set at $1.64 per square foot or $23,000 per month. The amended lease allows the Company one option to extend the term of the lease for one year from the expiration of the lease.

Future minimum lease payments under operating leases are as follows (in thousands):

Remainder of 2009	$256
2010	513
2011	257
Total	$1,026

Manufacturing Agreements

In November 2002, the Company entered into a manufacturing agreement to purchase alprostadil from a supplier beginning in 2003 and ending in 2008. In May 2007, the terms of the agreement were amended to require the purchase of a minimum total of $2.3 million of product from 2007 through 2011. The Company’s remaining commitment under this agreement is $1.5 million.

Other Agreements

The Company has entered into various agreements with clinical consultants and clinical research organizations to perform clinical studies on its behalf and at June 30, 2009, its remaining commitment under these agreements totaled $41.7 million. The Company has remaining commitments under various general and administrative services agreements totaling $2.3 million at June 30, 2009, including $1.3 million related to Leland F. Wilson’s Employment Agreement (see paragraph below). The Company has also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at June 30, 2009, its remaining commitment under these agreements totaled $7.7 million. In addition, the Company has entered into marketing promotion and related agreements for its erectile dysfunction product, MUSE. At June 30, 2009, its remaining commitment under these marketing agreements totaled $610,000.

On December 19, 2007, the Compensation Committee of the Board of Directors of the Company approved an employment agreement, or the Employment Agreement, with Leland F. Wilson, the Company’s President and Chief Executive Officer. The Employment Agreement includes salary, incentive compensation, retirement benefits and length of employment, among other items, as agreed to with Mr. Wilson. The Employment Agreement had an initial term of two years commencing on the effective date, June 1, 2007, or the Effective Date. On the second anniversary of the Effective Date, the Employment Agreement will automatically renew for an additional one-year term unless either party provides the other party with a notice of non-renewal. On January 23, 2009, the Compensation Committee approved an amendment to the Employment Agreement, or the Amendment, which amends the Employment Agreement. Pursuant to the Amendment, the initial term of the Employment Agreement was increased from two to three years commencing on June 1, 2007 and other relevant dates were also extended to reflect the three-year initial term.

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

14. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the first six months of 2009 and 2008, sales to significant customers as a percentage of total revenues were as follows:

	2009	2008
Customer A	33%	26%
Customer B	37%	30%
Customer C	13%	14%
Customer D	14%	24%

The Company relies on third party sole source manufacturers to produce its clinical trial materials, components and raw materials. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality. Several of the Company’s manufacturers are sole source manufacturers where no alternative suppliers exist. In the three and six months ended June 30, 2009, the Company expensed $4.7 million and $12 million, respectively, for services provided by one clinical research organization on the Qnexa Phase 3 studies, which represented 23% and 30% of the Company’s total research and development expenses for the quarter and six months ended June 30, 2009, respectively. Separately, the Company expensed another $5.4 million and $9.9 million for services provided by another clinical research organization on the avanafil Phase 3 studies, which represented 27% and 24% of the Company’s total research and development expenses for the quarter and six months ended June 30, 2009, respectively. In the three and six months ended June 30, 2008, the Company expensed $9.5 million and $25.7 million, respectively, for services provided by one clinical research organization on the Qnexa Phase 3 studies, which represented 62% and 66%, respectively, of the Company’s total research and development expenses for the quarter and six months ended June 30, 2008, respectively.

15. INTEREST INCOME, NET

The components of interest income, net were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Interest income	$264	$1,223	$729	$3,344
Realized gains on marketable securities, net	554	101	297	89
Interest income, net	$818	$1,324	$1,026	$3,433

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

On May 6, 2008, the Company filed with the SEC a Post-Effective Amendment No. 1 to Form S-3 (File No. 333-135793) which was filed with the SEC on July 14, 2006, to deregister any securities registered and not otherwise sold thereunder.

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

17. LEGAL MATTERS

In the normal course of business, the Company receives claims and makes inquiries regarding patent infringement and other related legal matters. The Company believes that it has meritorious claims and defenses and intends to pursue any such matters vigorously.

The Company and Acrux Limited through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, are parties to the Testosterone Development and Commercialization Agreement dated February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covers the Company’s investigational product candidate, Luramist, which is licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to the Company related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. The Company asserted counterclaims against Acrux in the arbitration and sought the enforcement of the Company’s rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that it was in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that the Company was not in breach of the Luramist license agreement and that the Company has used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in favor of the Company on its counter claim that Acrux had breached the Luramist license agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel has ordered Acrux to turn over certain information to the Company that was previously withheld in violation of the agreement by Acrux. After the parties failed to agree on a new Outside Date by which the Company is to commence its first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. Acrux will be eligible to receive the previously agreed upon Phase 3 milestone payment of $1 million to be paid out at the earlier of the start of Phase 3 trials or the Outside Date.

In the ordinary course of business the Company may become involved in lawsuits and subject to various claims from current and former employees including wrongful termination, sexual discrimination and employment matters. The Company is currently a party to a litigation involving a former employee. The Company has investigated each of the claims and believes the allegations have no merit and that the Company has meritorious defenses to such charges. Due to the current economic downturn, employees may be more likely to file employment-related claims. Employment-related claims also may be more likely following a poor performance review. Although there may be no merit to such claims or legal matters, the Company may be required to allocate additional monetary and personnel resources to defend against these type of allegations. The Company believes the disposition of the current lawsuit and claims is not likely to have a material effect on our financial condition or liquidity.

The Company is not aware of any other asserted or unasserted claims against it where an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-Q contain “forward-looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “may”, “will”, “believe,” “expect,” “intend,” “anticipate,” “predict”, “should,” “planned,”, “continue”, “likely”, “opportunity”, “estimated,” and “potential,” the negative use of these words or other similar words. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our history of losses and variable quarterly results; (2) substantial competition; (3) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (4) our reliance on sole source suppliers; (5) our limited sales and marketing efforts and our reliance on third parties; (6) failure to continue to develop innovative drug candidates and products; (7) risks related to noncompliance with United States Food and Drug Administration, or the FDA, regulations; (8) our ability to demonstrate through clinical testing the safety and effectiveness of our clinical investigational drug candidates; (9) the timing of initiation and completion of clinical trials and submissions to the FDA; (10) the volatility and liquidity of the financial markets; (11) our liquidity and capital resources; (12) our expected future revenues, operations and expenditures; and (13) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Item 1A. Risk Factors.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the six months and quarter ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

VIVUS, Inc. is a biopharmaceutical company, incorporated in 1991, dedicated to the development and commercialization of therapeutic products for large underserved markets. Our investigational drugs currently under development could serve the obesity, diabetes and sexual health markets. Our current marketed product and investigational drug candidates in development encompass patented proprietary formulations and novel delivery systems. Through employment of this strategy, we have one FDA approved drug and several investigational drug candidates in late stages of clinical development. With respect to obesity, analysts estimate that this potential worldwide market could exceed $5 billion annually. Sales of approved drugs for diabetes exceed $10 billion. The indications targeted by our investigational sexual health product candidates each represent a projected market greater than $1 billion annually.

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

Qnexa for obesity is the subject of three Phase 3 studies. The first Phase 3 study, EQUATE (OB-301), was completed in late 2008. In the EQUATE study, Qnexa met all of the pre-specified primary endpoints of the study protocol and demonstrated that the mid and full doses of Qnexa achieved statistically significant greater weight loss than each of the single-agent arms at the two corresponding dose levels. Weight loss on the full and mid-dose of Qnexa after 28-weeks was 9.2% and 8.5%, respectively, as compared to 1.7% for the placebo group. The results from the two remaining studies, EQUIP (OB-302) and CONQUER (OB-303), are expected in the third quarter of 2009. The co-primary endpoints for the remaining studies will evaluate the differences between treatments from baseline to the end of the treatment period, in mean percent weight loss and in the percentage of subjects achieving weight loss of 5% or more. All Phase 3 studies utilize our proprietary once-a-day formulation of Qnexa, which at the full dose contains 15 mg phentermine and 92 mg of a proprietary controlled release formulation of topiramate.

Our late-stage investigational product candidate pipeline includes:

•                  Qnexa, being developed to treat obesity, for which the results of the remaining Phase 3 studies are expected in the third quarter of 2009 and one Phase 3 study has been completed;

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

We market MUSE, a legacy product, as a prescription product for the treatment of erectile dysfunction in the United States and, together with our partners, internationally.

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

It is our objective to become a leader in the development and commercialization of products for large underserved markets. We believe we have strong intellectual property supporting several opportunities in obesity, diabetes and sexual health. Our future growth depends on our ability to further develop and obtain regulatory approval of our investigational drug candidates for indications which we are studying as well as in-licensing and product line extensions.

We have funded operations primarily through private and public offerings of our common stock, through the sale of the rights to Evamist and through product sales of MUSE. We expect to generate future net losses due to increases in operating expenses as our various investigational drug candidates are advanced through the various stages of clinical development. In connection with the sale of Evamist, we received to date an aggregate of $150 million. The sale of Evamist was a unique transaction. As discussed in Note 11: “Sale of Evamist Product,” an initial $10 million was paid at closing and $140 million was paid upon the FDA’s approval of the Evamist NDA. These payments were non-refundable and were originally recorded as deferred revenue and were recognized as license and other revenue ratably over a 21.5-month period, from August 1, 2007 to May 15, 2009. As of June 30, 2009, all of the revenue deferred from the Evamist sale has been recognized. As of June 30, 2009, we have incurred a cumulative deficit of $199.8 million and expect to incur operating losses in future years.

Our Product Pipeline

We currently have the following research and development programs for investigational drug candidates targeting obesity, diabetes and sexual health:

Product	Indication	Status	Patent Expiry and Number
Qnexa (phentermine and topiramate CR)	Obesity	Phase 3 in process. One Phase 3 study completed	2019 (US 7,056,890 B2)
Qnexa (phentermine and topiramate CR)	Diabetes	Phase 2 study completed	2019 (US 7,056,890 B2)
Avanafil (PDE5 inhibitor)	Erectile dysfunction	Phase 3 ongoing	2020 (US 6,656,935)
Luramist (Testosterone MDTS)	Hypoactive sexual desire disorder	Phase 2 completed	2017 (US 6,818,226)

Obesity

Obesity is a chronic condition that affects millions of people and often requires long-term or invasive treatment to promote and sustain weight loss. Approximately 65% of the U.S. population is overweight, and this number continues to trend upward. Obesity is the second leading cause of preventable death in the United States. The American Obesity Association estimates that approximately 127 million, or 64.5% of adults in the United States, are overweight, and an estimated 60 million, or 30.5%, are obese. According to a study performed by the CDC, as reported in the Journal of the American Medical Association, an estimated 112,000 excess deaths a year in the United States are attributable to obesity. Additionally, Americans spend more than $30 billion annually on weight-loss products and services.

In December 2008, we announced the results from the EQUATE (OB-301) Phase 3 study. The EQUATE study included 756 obese subjects (599 females and 157 males) across 32 centers in the United States. The average baseline body mass index, or BMI, of the study population was 36.3 kg/m(2) and baseline weight was 223 pounds. Subjects treated with full-dose and mid-dose Qnexa lost 9.2% and 8.5% of their starting body weight in 28-weeks, respectively, as compared to 1.7% for those in the placebo group (intent to treat (“ITT”) last observation carried forward (“LOCF”) p<0000.1%). On an observed basis, patients on full-dose Qnexa lost 11.6% of their body weight in 28-weeks. The protocol for the EQUATE study was designed to meet current FDA guidelines for combination drug development.

Diabetes

Diabetes is a significant worldwide disease. Based on the third edition of the Diabetes Atlas published in 2006, the International Diabetes Federation estimated that in 2007 there were 246 million people with diabetes worldwide, with 46% of those affected in the 40 to 59 age group. Diabetes, mostly type 2 diabetes, now affects 5.9% of the world’s adult population, with almost 80% of the total in developing countries. The CDC estimates, based on 2007 data, that nearly 24 million people in the United States have diabetes, mostly type 2 diabetes, and that 57 million people have pre-diabetes, a condition that puts people at increased risk of diabetes. Type 2 diabetes is characterized by inadequate response to insulin and/or inadequate secretion of insulin as blood glucose levels rise. Currently approved therapies for type 2 diabetes are directed toward correcting the body’s inadequate response with oral or injectable medications, or directly modifying insulin levels through injection of insulin or insulin analogs.

The currently approved oral medications for type 2 diabetes include insulin releasers such as glyburide, insulin sensitizers such as Actos and Avandia, inhibitors of glucose production by the liver such as metformin, DPP-IV inhibitors like Januvia, as well as Precose and Glyset, which slow the uptake of glucose from the intestine. The global market for diabetes medications was estimated at $24 billion in 2007, according to IMS Health. However, it is estimated that a significant portion of type 2 diabetics fail oral medications and require injected insulin therapy. Current oral medications for type 2 diabetes have a number of side effects, including hypoglycemia, weight gain and edema. Numerous pharmaceutical and biotechnology companies are seeking to develop insulin sensitizers, novel insulin formulations and other therapeutics to improve the treatment of diabetes. Previous clinical studies of topiramate, a component of Qnexa, in type 2 diabetics resulted in a clinically meaningful reduction of hemoglobin A1c, a measure used to determine treatment efficacy of anti-diabetic agents.

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

Qnexa for Obesity

Qnexa is our proprietary oral investigational product candidate for the treatment of obesity, incorporating low doses of active ingredients from two previously approved products, topiramate and phentermine. We believe that by combining these compounds, Qnexa targets excessive appetite and high threshold for satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. Qnexa is a once-a-day capsule containing a proprietary formulation of controlled release topiramate and phentermine. The primary efficacy endpoint for Phase 3 weight loss trials as recommended by the FDA is an assessment of at least a 5% mean percent reduction in baseline body weight compared to placebo and the proportion of subjects who lose 5% or more of their baseline body weight over a one-year period. FDA draft guidelines for obesity products set forth a primary efficacy benchmark in Phase 3 trials of at least 35% of patients achieving 5% or more weight loss. In Europe, the Committee for Medicinal Products for Human Use of the European Medicines Agency has recommended that demonstration of significant weight loss of at least 10% of baseline weight is considered to be a valid primary endpoint for anti-obesity drugs. The FDA and foreign authorities require obesity studies to be conducted for at least one year. Although the results for both of our Phase 2 studies and our first Phase 3 obesity trial met these current guidelines for efficacy, there can be no assurance that these results can be replicated in a one-year Phase 3 trial or that they will be acceptable to the FDA.

We have successfully completed the Special Protocol Assessment, or SPA, process and have agreement with the FDA regarding key elements of the pivotal Phase 3 protocols (OB-301 and OB-303) of Qnexa for the treatment of obesity and weight-related co-morbidities. The key elements of the SPA and suggestions from the FDA were also incorporated into the OB-302 protocol. We have agreement with the FDA on study design features that are employed throughout the entire Phase 3 program, including the co-primary endpoints of the study, scope and size of the patient population, specific safety assessments, inclusion/exclusion criteria, duration of the trials and the statistical method for analyzing the co-primary study endpoints.

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

The obesity development program also includes a six-month Phase 3 pivotal factorial-design study, known as EQUATE (OB-301). The EQUATE study included 756 obese subjects (599 females and 157 males) across 32 centers in the United States. The average baseline BMI of the study population was 36 kg/m2, baseline weight was 223 pounds and average height was 5 feet 6 inches. The proportion of patients losing 5% or more of their initial body weight was 66% for full-dose, 62% for mid-dose and 15% for placebo (p<0.0001). The proportion of patients losing 10% or more of their initial body weight was 41% for full-dose, 39% for mid-dose and 7% for the placebo group (p<0.0001).

The EQUATE Phase 3 study met the primary endpoint by demonstrating weight loss with both the full-dose and mid-dose of Qnexa, as compared to the individual components and placebo. Subjects treated with full-dose and mid-dose Qnexa had an average weight loss of 9.2% and 8.5% respectively, as compared to weight loss of 1.7% reported in the placebo group (ITT LOCF p<0.0001). Average weight loss was 19.8 pounds and 18.2 pounds in the treatment arms as compared to 3.3 pounds in the placebo group. Qnexa was well-tolerated, with no drug-related serious adverse events in the study.

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

Subjects in the EQUATE Phase 3 study had a 4-week dose titration period followed by 24 weeks of treatment. The study was a randomized, double-blind, placebo-controlled, 7-arm, prospective trial with subjects randomized to receive once-a-day treatment with mid-dose Qnexa (7.5 mg phentermine/46 mg topiramate CR), full-dose Qnexa (15 mg phentermine/92 mg topiramate CR), the respective phentermine and topiramate constituents, or placebo. Subjects were asked to follow a hypocaloric diet representing a 500-calorie/day deficit and were advised to implement a simple lifestyle modification program.

The EQUATE Phase 3 study was designed as a weight loss trial; however, additional analysis of the results showed a control of blood sugar in these non-diabetic subjects treated with Qnexa as compared to the placebo group. Subjects treated with Qnexa had improvement in glycemic control as measured by a reduction in hemoglobin A1c (HbA1c) compared to placebo. The overall placebo-subtracted reduction in HbA1c was 0.11% and 0.10% for Qnexa full and mid-dose, respectively, over the 28-week treatment period (p < 0.0001). Baseline HbA1c levels were 5.48% and 5.42% for the full-dose and mid-dose groups.

In November 2007, we initiated two Phase 3 double-blind, placebo-controlled, multi-center studies comparing Qnexa to placebo over a 56-week treatment period. All Phase 3 studies are utilizing our once-a-day formulation of Qnexa, which at full dose contains 15 mg phentermine and 92 mg of a proprietary controlled release formulation of topiramate. The studies are designed to prospectively demonstrate the safety and efficacy of Qnexa in obese and overweight patients with different baseline characteristics. The first year-long Phase 3 study, known as EQUIP (OB-302), enrolled over 1,250 morbidly obese patients with a BMI that equals or exceeds 35 with or without controlled co-morbidities. The second Phase 3 trial, known as CONQUER (OB-303), enrolled over 2,500 overweight and obese adult subjects with BMI’s from 27 to 45 and at least two co-morbid conditions, such as hypertension, dyslipidemia and type 2 diabetes. The co-primary endpoints for these studies will evaluate the differences between treatments in mean percent weight loss from baseline to the end of the treatment period and the differences between treatments in the percentage of subjects achieving weight loss of 5% or more. Top-line results from the EQUIP and CONQUER studies are expected in the third quarter of 2009.

We have initiated a one-year extension study for subjects who complete the CONQUER Phase 3 study. The extension study is known as SEQUEL (OB-305). Subjects will continue in a blinded fashion in their respective treatment groups. We believe this extension study is not required by the FDA nor does it need to be completed prior to submission of an NDA. We have enrolled over 650 patients in this study. The purpose of this study is to provide long-term safety and efficacy data for commercial purposes.

Safety and tolerability of Qnexa will be assessed in the Phase 3 studies. These studies include approximately 4,500 subjects. Safety assessments will be determined by reports of adverse events, physical exams, findings and clinical laboratory data. In addition to these standard methods, there are specialized measurements of cognitive function, depression and suicidality assessments used throughout the Phase 3 program.

Previously, we reported results from a Phase 2 double-blind, randomized, and placebo-controlled clinical trial in which patients on Qnexa lost on average 25.1 pounds as compared to patients in the placebo group who lost 4.8 pounds. This trial involved 200 subjects, 159 women and 41 men, with an average age of 40 and a mean BMI of 38.6 (a BMI of > 30 is classified as obese per guidelines from the U.S. Department of Health and Human Services). Patients completing the 24-week treatment period lost on average approximately 11% of baseline body weight, as compared to an average 2.8% in the placebo group. The study completion rate for patients on Qnexa over the 24-week treatment period was 92%, as compared to 62% for patients in the placebo group. Adverse events occurring in greater than 10% in the Qnexa arm as compared to placebo included paresthesia (mild tingling of the extremities), altered taste, increased urinary frequency and headache. There were no dropouts in the Qnexa arm due to serious or severe adverse events.

The Phase 2 study also demonstrated improvements in patients’ quality of life, such as self-esteem, public distress and physical function, when treated with Qnexa. Treatment with topiramate alone showed no improvement in any aspects of quality of life despite significant weight loss. These results suggest that the component of phentermine may increase the tolerability of topiramate, which was the scientific rationale for combining these two agents at low doses for the treatment of obesity and related co-morbidities.

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

Qnexa for Diabetes

In December 2008, we announced the results of the DM-230 Phase 2 study, a one-year study in type 2 diabetics. The study met its primary endpoint of demonstrating glycemic control as measured by a reduction of hemoglobin A1c of 1.6% from 8.8% to 7.2% for subjects treated with Qnexa, as compared to 1.1% from 8.5% to 7.4% in the placebo group (ITT LOCF p=0.0381) at 56 weeks. Subjects in the study were actively managed according to American Diabetes Association, or ADA, standards of care with respect to diabetes medications and lifestyle. For subjects treated with placebo, increases in the number and doses of concurrent anti-diabetic medications were required to bring about the observed reduction in HbA1c. By contrast, concurrent anti-diabetic medications were actually reduced over the course of the trial in subjects treated with Qnexa (p<0.05).

Fasting plasma glucose levels were reduced in subjects treated with Qnexa from 176 mg/dL to 133 mg/dL, as compared to a decrease from 171 mg/dL to 145 mg/dL for the placebo group (p=0.02). Over 56 weeks, subjects treated with Qnexa also lost 9.4% of their baseline body weight, or 20.5 pounds, as compared to 2.7%, or 6.1 pounds, for the placebo group (p<0.0001). 65% of the Qnexa patients lost at least 5% of their body weight as compared to 24% in the placebo group (p<0.001), and 37% of the Qnexa patients lost at least 10% of their body weight as compared to 9% of patients in the placebo group (p<0.001). Subjects treated with Qnexa had reductions in blood pressure, triglycerides and waist circumference. Both treatment groups had a study completion rate greater than 90%.

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

Despite a mean baseline HbA1c level of 8.8%, 53% of the subjects treated with Qnexa were able to achieve the ADA recommended goal of 7% or lower, versus 40% of the subjects in the placebo arm (p<0.05). The incidence of hypoglycemia in the treatment and placebo arms were similar (12% and 9%, respectively). Patients in the Qnexa arm experienced no treatment-related serious adverse events.

The DM-230 Phase 2 study enrolled 130 subjects, who completed OB-202, our Phase 2 study for obesity, at 10 study sites to continue in a blinded fashion as previously randomized for an additional 28 weeks. The results of the DM-230 study included assessments from the start of the OB-202 study through the end of the DM-230 study in this population, for a total treatment period of 56 weeks.

Male Sexual Health

Erectile dysfunction, or ED, is defined as the inability to attain or maintain an erection sufficient for intercourse. ED was reported by 52% of men between the ages of 40 to 70, according to the Massachusetts Male Aging Study, with the incidence increasing with age. ED, frequently associated with vascular problems, is particularly common in men with diabetes and in those who have had a radical prostatectomy for prostate cancer. PDE5 inhibitors such as sildenafil citrate (Viagra®), vardenafil (Levitra®) and tadalafil (Cialis®), which inhibit the breakdown of cyclic guanosine monophosphate, have been shown to be effective treatments for ED.

The worldwide sales in 2008 of PDE5 inhibitor products for ED were in excess of $3.7 billion, including approximately $1.9 billion in sales of Viagra, approximately $1.5 billion in sales of Cialis and approximately $300 million in estimated sales of Levitra. Based on the aging population and the desire to maintain an active sexual lifestyle, we believe the market for PDE5 inhibitors will continue to grow.

Avanafil

Our Clinical Candidate

Avanafil is an oral PDE5 inhibitor investigational product candidate, which we licensed from Tanabe Seiyaku Co., Ltd., or Tanabe, in 2001. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or Mitsubishi Tanabe. We have exclusive worldwide development and commercialization rights for avanafil with the exception of certain Asian markets.

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

We previously announced results from a Phase 2, multi-center, double-blind, randomized, parallel-design study conducted to assess the safety and efficacy of different doses of avanafil for the treatment of ED. Patients in this study were instructed to attempt sexual intercourse 30 minutes after taking avanafil, with no restrictions on food or alcohol consumption. Results showed that on the highest doses up to 83% of avanafil treated patients had erections sufficient for vaginal penetration, as compared to those who received a dosage of placebo. No serious adverse events were reported during this study.

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

In December 2008, we initiated the first of several pivotal Phase 3 studies of avanafil. The first study, REVIVE (TA-301), is a randomized, double-blind, placebo-controlled, efficacy and safety study of avanafil in men with a history of ED. In April 2009, we completed enrollment in this study. Subjects will undergo a four-week run-in period followed by 12 weeks of treatment. Subjects will be randomized to placebo or one of three dose levels of active drug. The primary endpoints of the study will be improvement in erectile function as measured by the Sexual Encounter Profile, or SEP, and improvements in the International Index of Erectile Function score, or IIEF. Improvements in SEP and IIEF measurements are FDA recognized standard endpoints for clinical trials in this therapeutic area.

The REVIVE Phase 3 study (TA-301) is being conducted pursuant to an SPA agreement with the FDA. TA-301 has enrolled over 600 patients at approximately 40 sites in the United States. Subjects are instructed to attempt sexual intercourse 30 minutes after taking avanafil, with no restrictions on food or alcohol consumption. TA-301 will study three doses of avanafil: 50mg, 100 mg and 200mg.

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

The Phase 3 program will also include an open-label safety study, TA-314. Enrollment in TA-314 has begun. The open label study will follow subjects for up to one year with the objective of providing data on at least 300 subjects for six months and 100 subjects for 12 months. We have also completed a thorough QT interval study. The study demonstrated that avanafil had no significant impact on QT intervals.

VIVUS has entered into a $30 million funding collaboration with Deerfield to provide funding toward the avanafil Phase 3 program.

Female Sexual Health

We believe that the market for the treatment of sexual disorders in women is large and underserved. A paper published in 1999 in the Journal of the American Medical Association noted that 43% of women between the ages of 18 and 59 identified themselves as afflicted with a sexual disorder, reporting hypoactive sexual desire disorder as one of the most common conditions of female sexual dysfunction, or FSD. However, some believe this figure is overstated. Currently, there are no pharmaceutical treatments on the market that have been approved by the FDA for the treatment of this sexual disorder in women.

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

There are no FDA-approved medical treatments for HSDD; however, OB/GYNs have been prescribing Androgel®, an approved testosterone treatment for hypogonadism in males. In addition, Intrinsa™, a transdermal testosterone patch, is currently approved and available for sale in Europe. A study published in the July 2009 issue of The Journal of Sexual Medicine, reported that, according to an independent survey, 80% of physicians believe there is a need or great need for an FDA-approved treatment for women with HSDD. In addition, 90% of these doctors would prescribe an approved product rather than currently available off-label therapies.

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

Clinical Status

Previously, we announced Phase 2 results for Luramist, which showed an improvement in the number of satisfying sexual events in pre-menopausal patients with HSDD. We met with the FDA to share results from our Phase 2 clinical study and to discuss the Phase 3 study requirements. We submitted a Phase 3 safety and efficacy protocol under the SPA process and met with the FDA in March 2007 to resolve the issues they raised regarding the details of the protocol. In 2008, we reached agreement with the FDA regarding the SPA for the Phase 3 efficacy trial for Luramist. We plan to conduct two identically designed efficacy trials. In addition, we reached agreement with the FDA on the safety requirements necessary for approval.

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

In January 2009, K-V and certain of its subsidiaries announced a voluntary recall of most of its prescription products. In addition, K-V voluntarily suspended the manufacturing and shipping of all of its products. Subsequent to the recall, K-V announced plans to reduce its workforce by 700 employees. Evamist is not manufactured by K-V and was not subject to the recall. In July 2009, K-V announced that it had hired a firm that specializes in restructurings and bankruptcies. Given the uncertainties with K-V, it is difficult to determine the extent of the adverse impact on Evamist. Although we are entitled to additional milestone payments from future sales of Evamist by K-V, at the present time we do not anticipate receiving any additional milestone payments from sales of Evamist.

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of the agreements were amended and restated on March 16, 2009. Under the agreements, Deerfield and its affiliates agreed to provide us with $30 million in funding. The $30 million in funding consists of $20 million from the Funding and Royalty Agreement, or FARA, entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of our common stock. Under the FARA, the Deerfield Sub made $3.3 million payments to us in April, September and December 2008 and February and June 2009 and will make one quarterly payment of approximately $3.3 million thereafter. Such payments are referred to as the Funding Payments. We will pay royalties on the current net sales of MUSE and, if approved, on future sales of avanafil, an investigational product candidate to the Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, to manufacture, promote and sell MUSE, and to develop avanafil. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million, and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately $200,000 in certain expenses incurred in this transaction. The number of shares was determined based on the volume weighted average price on the NASDAQ Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights, each as described in greater detail below. If either party exercises its option, any further royalty payments would be effectively terminated. Collectively, these transactions are referred to as the Deerfield Transactions.

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

If we exercise the Option, base consideration for the Option exercise, or Base Option Price, will be:

•                  $25 million, less $2 million we paid upon closing, if the Option is exercised on or prior to the third anniversary of the execution of the OPA; or

•                  $28 million, less $2 million we paid upon closing, if the Option is exercised subsequent to the third anniversary but prior to the fourth anniversary of the execution of the OPA.

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

Sales Allowances and Reserves:  Revenues from product sales are recorded net of product sales allowances for expected returns of expired product, government chargebacks and other rebate programs, and cash discounts for prompt payment. These sales allowances are deducted from gross product revenues at the time such revenues are recognized along with the recording of a corresponding reserve, or liability. In making these estimates we take into consideration our historical information, current contractual and statutory requirements, shelf life of our products, estimated customer inventory levels and information received from outside parties. Significant judgments and estimates must be made and used in estimating the reserve balances in any accounting period. Our product sales allowances and reserves include:

•                  Product Returns:  We have estimated reserves for product returns from wholesalers, hospitals and pharmacies in the United States in accordance with our product returns policy. Our returns policy allows product returns within the period beginning six months prior to and twelve months following product expiration. We sell one pharmaceutical product, MUSE, which is sold in four dosages and has a 24-month shelf-life. As of June 30, 2009, the shipments of MUSE in the United States made in 2009, 2008, 2007, and a portion of the shipments in 2006 remain subject to future returns.

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

At June 30, 2009, we continued to use an estimated product returns rate of 6.5%. We have used this rate since December 31, 2007, based on our product returns experience. Actual product returns can fluctuate between years due to both the timing of expiration and timing of when customers apply the credit memos that have been issued for returned product. The product returns reserve at June 30, 2009, covering the estimated returns exposure for product shipped in 2009, 2008, 2007 and a portion of 2006, was $2.9 million. This product returns reserve calculation is based upon the most recent information available, and we believe is reasonable and adequate to cover the estimated future credit memos to be issued for the return of prior sales of MUSE. Quarterly, we will continue to monitor the product returns experience and make adjustments to the product returns reserve, as appropriate.

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

We evaluated this multiple deliverable arrangement under EITF 00-21 to determine whether the deliverables were divided into separate units of accounting.

Upon FDA Approval, the two remaining deliverables were the transition services to be performed under the Transition Services Agreement, or TSA, and a license to improvements to the MDTS applicator, or Improvement License, during the two-year period commencing with the closing, or May 15, 2007, and ending on May 15, 2009. We were able to establish fair value for the TSA.

As it relates to the Improvement License, no specific value was assigned in the agreement. We had no obligation to develop improvements to the MDTS applicator and had no plans to expend significant resources in this endeavor. However, as required under EITF 00-21, we did not have objective, reliable evidence of fair value or evidence of inconsequential value to the customer of the Improvement License. Accordingly, the delivered items, together with the undelivered items, were bundled together and were treated as one unit of accounting.

As a result, the initial $10 million paid at closing and the $140 million paid upon FDA Approval were recorded as deferred revenue and have been recognized as license revenue ratably over the 21.5-month term of the Improvement License, from August 1, 2007 to May 15, 2009. The revenue related to the transaction recognized in the year ended December 31, 2008 was $83.7 million and for the six months ended June 30, 2009 was $31.4 million.

We are also eligible to receive milestone payments of up to $30 million based upon sales of Evamist through the term of the agreements. Revenues associated with these performance milestones will be recognized when they are earned and collectability is reasonably assured.

In January 2009, K-V and certain of its subsidiaries announced a voluntary recall of most of its prescription products. In addition, K-V voluntarily suspended the manufacturing and shipping of all of its products. Subsequent to the recall, K-V announced plans to reduce its workforce by 700 employees. Evamist is not manufactured by K-V and was not subject to the recall. In July 2009, K-V announced that it had hired a firm that specializes in restructurings and bankruptcies. Given the uncertainties with K-V, it is difficult to determine the extent of the adverse impact on Evamist. Although we are entitled to additional milestone payments from future sales of Evamist by K-V, at the present time we do not anticipate receiving any additional milestone payments from sales of Evamist.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of June 30, 2009, it was considered more likely than not that the Company’s deferred tax assets would not be realized.

As of June 30, 2009, we believed that the amount of the deferred tax assets recorded on our condensed consolidated balance sheet would not ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Inventories

Inventories are valued at the lower of cost or market. We record inventory reserves for estimated obsolescence, unmarketable or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the quarter ended September 30, 1998, we established significant reserves against our inventory to align with the then new estimates of expected future demand for MUSE. As of June 30, 2009, the remaining inventory reserve balance is $1.9 million relating to raw materials and components. In the first quarter of 2005, we determined that we likely would continue to use some portion of the fully reserved component parts inventory in production. When we record inventory reserves, we establish a new, lower cost basis for the inventory for accounting purposes. Accordingly, to the extent that this fully reserved inventory was used in production in the first six months of 2009 and 2008, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold. During the second quarter of 2009, a portion of our existing inventory of alprostadil exceeded its shelf life and is no longer usable in the manufacturing of MUSE. We increased our inventory reserves by $487,000 for this raw material. We do not expect the loss of this material to impede our ability to meet the demand for MUSE.

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

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. Our marketable securities have been classified and accounted for as available-for-sale. These securities are carried at fair value based on market prices obtained from a number of pricing methods used to derive the fair value of the securities on a recurring basis. These fair values are obtained primarily from multiple third-party pricing services. We may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we may sell these securities prior to their stated maturities. As these securities are viewed by us as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital—Current Assets and Liabilities, securities with maturities beyond 12 months are classified as current assets.

Securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, unless the decline in value is deemed to be other-than-temporary and we intend to sell such securities before recovering their costs, in which case such securities are written down to fair value and the loss is charged to other-than-temporary loss on impaired securities. We evaluate our investment securities for other-than-temporary declines based on quantitative and qualitative factors. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, FSP SFAS 115-2 and SFAS 124-4, Recognition and Presentation of Other-than-Temporary Impairments (“FSP 115-2/SFAS 124-2”) and SAB Topic 5M, Accounting for Non-current Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. FSP 115-2/124-2 is effective for all periods ending after June 15, 2009 and provides additional guidance designed to create a greater clarity and consistency in accounting for and presenting impairment losses on securities. In reviewing our non-treasury available-for-sale securities, we concluded that we intend to sell the debt securities before recovering their costs. Therefore, in accordance with this recent guidance, we recognized an “other-than-temporary” impairment of $113,000 on these securities during the three months ended June 30, 2009. For securities that are deemed to be other-than-temporarily impaired, the security is adjusted to fair value and the resulting losses are recognized in other-than-temporary loss on impaired securities in the condensed consolidated statements of operations.

During our quarterly impairment assessment, we determined that a decline in value of certain securities was other-than-temporary. Accordingly, we recorded other-than-temporary impairment adjustments of $113,000 and $557,000 in the three and six months ended June 30, 2009. We included this non-cash impairment charge in other-than-temporary loss on impaired securities in the condensed consolidated statements of operations and other comprehensive income (loss). These securities covered a number of industries. If market, industry, and/or investee conditions deteriorate, we may incur further impairments.

In December 2007, our enhanced money market fund investment, Columbia Strategic Cash Portfolio Fund, or Columbia fund, ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, we elected to receive a pro-rata allocation of the underlying securities in a separately managed account. At June 30, 2009, the market value of securities received in-kind from the Columbia fund investment included in available-for-sale securities was $5.7 million.

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

We recorded $1.2 million and $2.6 million of share-based compensation expense for the quarter and six months ended June 30, 2009, respectively, and $1.2 million and $2.6 million of share-based compensation expense for the quarter and six months ended June 30, 2008, respectively. Share-based compensation expense is allocated among cost of goods sold and manufacturing, research and development and selling, general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.

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

Fair Value

On January 1, 2008, we adopted SFAS No. 157 Fair Value Measurements and effective October 10, 2008, we adopted FSP No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. On January 1, 2009, we adopted SFAS No 157 with respect to non-financial assets and non-financial liabilities. On June 15, 2009 we adopted FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Assets or Liabilities Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Adoption of the provisions of these standards did not have a material effect on our financial position.

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

These types of instruments include certain corporate bonds, mortgage-backed securities and asset-backed securities. Level 3 is comprised of unobservable inputs that are supported by little or no market activity. These instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. Level 3 may still include some observable inputs such as yield spreads derived from markets with limited activity. Level 3 financial assets include securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. At June 30, 2009, these securities were valued primarily using valuation models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions, including but not limited to, about prepayment speeds, credit spreads, default rates and benchmark yields and liquidity.

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

Fair Value Measurements

As of June 30, 2009, our cash and cash equivalents and available-for-sale securities measured at fair value on a recurring basis totaled $144.2 million. Of these, approximately $133.8 million were classified as Level 1, $8.9 million were classified as Level 2, and approximately $1.6 million as Level 3.

Approximately 93% of our cash and cash equivalents and available-for-sale securities are cash, money market instruments and U.S. Treasury securities and these are classified as Level 1. The valuation techniques used to measure the fair values of these financial instruments were derived from quoted market prices, as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exists.

Approximately 6% of the balance of our cash and cash equivalents and available-for-sale securities that are measured at fair value on a recurring basis and classified as Level 2 were classified as such due to the usage of observable market prices for identical securities that are traded in less active markets. When observable market prices for identical securities are not available, we price our marketable debt instruments using: quoted market prices for similar instruments, or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Securities classified as Level 2 generally include debt securities of U.S. government agencies, corporate bonds, mortgage-backed securities and asset-backed securities.

When values are determined using inputs that are both unobservable and significant to the values of the instruments being measured, we classify those instruments as Level 3 under the SFAS No. 157 hierarchy. As of June 30, 2009, our investment securities classified as Level 3 totaled $1.6 million or 1% of cash, cash equivalents and available-for-sale securities. For the three and six months ended June 30, 2009, we experienced $46,000 and $314,000, respectively, in impairment losses related to our current Level 3 assets in our portfolio.

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of these agreements were amended and restated on March 16, 2009. Please refer to Note 7: “Deerfield Financing” and Note 8: “Notes Payable” to the notes to condensed consolidated financial statements included in this Form 10-Q for additional information on these agreements. Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from the Funding and Royalty Agreement, or FARA, and $10 million from the sale of the Company’s common stock. Under the FARA, the Deerfield Affiliates made $3.3 million payments to us in April, September, and December 2008 and February and June 2009 and will make one quarterly payment of approximately $3.3 million, thereafter. We have agreed to pay royalties on the current net sales of MUSE and if approved, on future sales of avanafil, an investigational product candidate, to the Deerfield Sub. The agreements also provide us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights. If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, we paid $2 million to the Deerfield Affiliates.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 is effective for our September 30, 2009 condensed consolidated financial statements. SFAS 168 does not change GAAP and will not have a material impact on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for our fiscal year beginning January 1, 2010. We are currently reviewing the effect of SFAS 167 on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS 165 effective June 30, 2009 did not have a material effect on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. On June 30, 2009, we adopted this FSP, which did not have a material effect on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. On June 30, 2009, we adopted this FSP, which did not have a material effect on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. On June 30, 2009, we adopted this FSP, which did not have a material effect on the determination or reporting of our financial results.

In October 2008, the FASB issued FASB Staff Position, or FSP, SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP SFAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP SFAS 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP SFAS 157-3 was effective immediately and did not have a significant impact on our condensed consolidated financial position or results of operations upon adoption. See Note 4: “Cash, Cash Equivalents and Available-for-Sale Securities” to the notes to condensed consolidated financial statements in this Form 10-Q for information and related disclosures regarding our fair value measurements.

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

RESULTS OF OPERATIONS

Executive Overview

For the three months ended June 30, 2009, we reported a net loss of $13.2 million, or $0.19 net loss per share, as compared to net income of $3.6 million, or $0.06 net income per share, during the same period in 2008. For the six months ended June 30, 2009, we reported a net loss of $20 million, or $0.29 net loss per share, as compared to a net loss of $3.5 million, or $0.06 net loss per share, during the same period in 2008. The net loss in the second quarter of 2009 as compared to the net income in the second quarter of 2008 is primarily due to a decrease in license and other revenue due to the last portion of K-V deferred license revenue being recognized in the second quarter of 2009 and increased operating expenses. The increase in operating expenses was primarily attributable to increased spending related to our Phase 3 clinical trials of avanafil for the treatment of erectile dysfunction in the second quarter of 2009 as compared to the second quarter of 2008.

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates. Certain of these agreements were amended and restated on March 16, 2009. Under the agreements Deerfield and its affiliates agreed to provide $30 million in funding to us. The $30 million in funding consists of $20 million from the FARA, and $10 million from the sale of the Company’s common stock at the closing on April 15, 2008 in connection with the registered direct offering mentioned above under a securities purchase agreement. Under the FARA, the Deerfield Affiliates made $3.3 million payments to us in April, September and December 2008 and February and June 2009 and will make one quarterly payment of approximately $3.3 million thereafter. The amounts of funding provided under the FARA, net of certain amounts, represent a financial obligation, a loan payable by the Company in which the principal and interest will be repaid through royalty payments and the exercise of the option or put rights.

In connection with the sale of Evamist, we received $150 million. The sale of Evamist was a unique transaction. As discussed in Note 11: “Sale of Evamist Product,” an initial $10 million was paid at closing and $140 million was paid upon FDA approval of Evamist. These payments were non-refundable and were recorded as deferred revenue and have been recognized as license and other revenue ratably over a 21.5-month period, from August 1, 2007 to May 15, 2009, which was the remaining term of a license to improvements to the MDTS applicator. As compared to revenues from product sales, license and other revenue was significant on a quarterly basis during this 21.5-month period. Since the $150 million was received and we had no related contingencies, the recognition of revenue and the corresponding reduction of deferred revenue related to the Evamist sale had no impact on our cash flows from operations during this period. The revenue related to the Evamist transaction recognized in the first six months of 2009 was $31.4 million.

We may have continued losses in future years, depending on the timing of our research and development expenditures, because we expect MUSE sales to remain consistent with prior years and we plan to continue to invest in clinical development of our current research and investigational product candidates to bring those potential products to market.

Revenue. (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	2009 vs. 2008 Increase/ (Decrease)	2009	2008	2009 vs. 2008 Increase/ (Decrease)
	(In thousands, except percentages)
United States product, net	$3,368	$2,923	15%	$4,261	$4,011	6%
International product	776	1,300	(40)%	1,069	1,854	(42)%
License and other revenue	10,581	21,046	(50)%	31,627	42,092	(25)%
Total revenues	$14,725	$25,269	(42)%	$36,957	$47,957	(23)%

Product revenues for the quarters ended June 30, 2009 and June 30, 2008, were $4.1 million and $4.2 million, respectively. In the six months ended June 30, 2009 and June 30, 2008, product revenues totaled $5.3 million and $5.9 million, respectively.

U.S. product revenues in the quarter and six months ended June 30, 2009 increased as compared to the same periods in 2008. The increases in product revenues for both periods were primarily due to greater quantities of U.S. units shipped and a price increase for MUSE. The increase in revenues for the six months ended June 30, 2009 was partially offset by both an increase in the sales allowance for pricing discounts for certain government customers of $208,000 and the allowance of $95,000 for out-of-specification production identified in the first quarter 2009. The increase in MUSE domestic shipments is a result of fluctuations in inventory levels at the wholesale level and is not indicative of any trend. The decrease in international revenue in the quarter and six months ended June 30, 2009 as compared to the same periods in 2008 was principally due to decreases in units shipped based upon the timing of orders from our international partners and due to a reduction in transfer prices resulting from the difference in currency exchange rates. If the exchange rate differences and lower transfer prices continue, our future international product revenue will be negatively impacted. Also contributing to the reduction in international revenues in the six months ended June 30, 2009 was the allowance of $136,000 for certain out-of-specification production identified in the first quarter 2009. In the first quarter 2009, through our routine testing, we identified that certain production lots of the lower strength MUSE shipped did not meet certain specifications applied toward the end of the 24-month shelf life. This out-of-specification condition appears to arise in the last six months of the 24-month shelf life. This condition does not pose any safety risk to the patient. In May 2009, we issued a recall of the 125mg and 250mg MUSE product remaining in the U.S. wholesaler’s inventory. Units of 125mg and 250mg represented 13% of total domestic units shipped in 2008. To date, the quantities returned from wholesalers have been less than $10,000. Based upon the most recent information, the allowances for the out-of-specification production were adjusted in the quarter ended June 30, 2009. Any future revisions to our estimates will be charged to income in the period in which the information that gives rise to the revision becomes known.

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

On March 30, 2007, we announced that we had entered into a definitive agreement with K-V, to transfer our assets and grant a sublicense of our rights under the Evamist Agreement to K-V, or the Transaction. In August 2008, we assigned all of our rights and obligations under the Evamist license agreement to K-V. The closing of the Transaction occurred on May 15, 2007 and on July 27, 2007 we received FDA approval of the Evamist NDA. An initial $10 million was paid at closing and $140 million was paid upon FDA approval. These payments were recorded as deferred revenue and have been recognized as revenue ratably over the 21.5-month term of the Improvement License, from August 1, 2007 to May 15, 2009.

Cost of goods sold and manufacturing. (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	2009 vs. 2008 (Decrease)	2009	2008	2009 vs. 2008 (Decrease)
	(In thousands, except percentages)
Cost of goods sold and manufacturing	$2,877	$2,929	(2)%	$5,480	$5,716	(4)%

Cost of goods sold and manufacturing, or cost of goods sold, in the second quarter of 2009 decreased $52,000, or 2%, to $2.9 million, as compared to $2.9 million for the second quarter of 2008. Cost of goods sold decreased in the three months ended June 30, 2009 as compared to the same period in 2008 primarily due to the lower manufacturing costs partially offset by an increase in alprostadil reserves of $487,000 for raw material which has exceeded its shelf life, offset by settlements in the second quarter 2009 with the supplier and insurance company totaling $408,000 related to the non-conformance of raw materials that occurred in the first quarter of 2008.

In the six months ended June 30, 2009 costs of goods sold decreased $236,000, or 4%, to $5.5 million, as compared to $5.7 million in the same period last year. In the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, cost of goods sold decreased primarily due to lower sales volume and the disposal of inventory due to the non-conformance of certain raw materials in 2008.

We anticipate cost of goods sold for the year 2009 will be similar to costs incurred in 2008.

Research and development. (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	2009 vs. 2008 Increase	2009	2008	2009 vs. 2008 Increase
	(In thousands, except percentages)
Research and development	$20,258	$15,335	32%	$40,327	$38,706	4%

Research and development expenses in the second quarter of 2009 increased $4.9 million, or 32%, to $20.3 million, as compared to $15.3 million for the second quarter of 2008. In the second quarter of 2009, this increase in spending was primarily due to increased avanafil spending of $6 million and Qnexa for obesity spending of $511,000 partially offset by decreased spending for Qnexa for diabetes of $1 million and a net decrease in other research and development expenses of $537,000, as compared to the second quarter of 2008.

In the six months ended June 30, 2009, research and development expenses increased $1.6 million, or 4%, to $40.3 million, as compared to $38.7 million in the same period last year. This increase was the net result of increased avanafil spending of $11.2 million partially offset by decreased spending for Qnexa for obesity of $7.7 million, Qnexa for diabetes of $1.2 million and a net decrease in other research and development expenses of $638,000 in the six months ended June 30, 2009, as compared to the same period last year. In the six months ended June 30, 2009, we expensed $12 million for services provided by one clinical research organization on the Qnexa Phase 3 studies, which represented 30% of our research and development expenses for the period. Separately, we expensed another $9.9 million for services provided by another clinical research organization on the avanafil Phase 3 studies, which represented 24% of our research and development expenses for the first six months of 2009.

We anticipate that our research and development expenses in 2009 will be similar to costs incurred in 2008, as we continue to advance the clinical program for Qnexa for the treatment of obesity, avanafil for erectile dysfunction and our other investigational products. The current remaining contractual obligation for payments to our primary contract research organization, or CRO, for the Phase 3 Qnexa trials totals $18.6 million and for payments to our primary CRO for the Phase 3 avanafil trials totals $15.4 million, which includes amounts in accrued research and clinical expenses as of June 30, 2009. There are likely to be additional research and development expenses related to Qnexa and our other investigational products under development. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and preclinical studies. Regardless, if we are successful in obtaining FDA regulatory approval for any new investigational product candidates being developed through our research and development efforts, we do not expect to recognize revenue from sales of such new products, if any, for at least several years due to the length of time required to develop investigational product candidates into commercially viable products.

Selling, general and administrative.(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008	2009 vs. 2008 Increase	2009	2008	2009 vs. 2008 Increase
	(In thousands, except percentages)
Selling, general and administrative	$4,555	$4,345	5%	$9,966	$8,597	16%

Selling, general and administrative expenses in the three months ended June 30, 2009 of $4.6 million increased $210,000, or 5% as compared to the three months ended June 30, 2008. In the quarter ended June 30, 2009, this increase is primarily due to incremental increases of $106,000 in investor relations programs, and $103,000 in wholesaler distribution fees as compared to the quarter ended June 30, 2008.

In the six months ended June 30, 2009, selling, general and administrative expenses increased $1.4 million, or 16% to $10 million as compared to the same period in 2008. In the six months ended June 30, 2009, the increase is primarily due to incremental increases in legal fees of $721,000, investor relations expenses of $310,000 and other net increases in selling, general and administrative expenses of $338,000, as compared to the six months ended June 30, 2008.

We anticipate that our selling, general and administrative expenses in 2009 will increase slightly compared to those in 2008 due to higher legal expenses relating to the Acrux arbitration matter.

Interest income and expense.

Interest income for the quarter ended June 30, 2009 was $818,000, as compared to $1.3 million for the quarter ended June 30, 2008 and $1 million for the six months ended June 30, 2009, as compared to $3.4 million for the six months ended June 30, 2008. The decrease in interest income in the quarter and six months ended June 30, 2009 as compared to the same periods last year is primarily due to lower investment yields partially offset by an increase in realized gains due to the sale of investment securities in the three and six months ended June 30, 2009 as compared to the same periods in 2008.

Interest expense for the quarter ended June 30, 2009 was $944,000 as compared to $185,000 during the same period last year and $1.7 million for the six months ended June 30, 2009, as compared to $307,000 for the six months ended June 30, 2008. The net increase in interest expense in the quarter and six months ended June 30, 2009 as compared to the same periods last year is primarily due to increased interest expense on the Deerfield financing.

The other-than-temporary loss on impaired securities was $113,000 in the three months ended June 30, 2009 as compared to $215,000 during the same period in 2008 and $557,000 for the six months ended June 30, 2009, as compared to $1.6 million for the six months ended June 30, 2008. The other-than-temporary loss primarily represents unrealized impairment losses recorded on securities that are classified as available-for-sale securities on our condensed consolidated balance sheet as of June 30, 2009. The majority of the other-than-temporary losses on impaired securities were recorded on securities obtained in late 2007 through the redemption-in-kind distribution from the Bank of America Columbia Strategic Cash Portfolio Fund. With the current volatility and turmoil in the economy and financial markets there can be no assurance that additional impairment losses will not be recognized in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Unrestricted cash, cash equivalents and available-for-sale securities totaled $144.2 million at June 30, 2009, as compared to $189.2 million at December 31, 2008. The decrease in cash, cash equivalents and available-for-sale securities of $45 million is the net result of cash used for operating partially offset by cash provided by investing activities and financing activities for the first six months of 2009. Included in these amounts are $6.7 million in cash receipts from the Deerfield financing, and $1.1 million from stock option exercises and ESPP purchases.

Since inception, we have financed operations primarily from the issuance of equity securities. Through June 30, 2009, we raised $301.1 million from financing activities, received $150 million from the sale of Evamist and had an accumulated deficit of $199.8 million at June 30, 2009.

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

At June 30, 2009, we had $27.8 million in cash and cash equivalents and $116.4 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities, in accordance with our investment policy. At June 30, 2009, 96% of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds that invest only in U.S. Treasury securities. The investment policy has the primary investment objectives of preservation of principal while at the same time maximizing yields without significantly increasing risk; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. Also, if the banking system or the financial markets do not improve, continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. We recorded unrealized charges for other-than-temporary impairment of securities of $113,000 during the three months ended June 30, 2009, and $557,000 during the six months ended June 30, 2009. We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be charged to income in future periods.

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

Accounts Receivable. Accounts receivable (net of allowance for doubtful accounts) at June 30, 2009 was $3.4 million, as compared to $4.2 million at December 31, 2008. The 18% decrease in the accounts receivable balance at June 30, 2009 is primarily due to the collection of the accounts receivable outstanding at December 31, 2008. Currently, we do not have any significant concerns related to accounts receivable or collections.

Liabilities. Total liabilities were $45.9 million at June 30, 2009, or $30.5 million lower than at December 31, 2008. The change in total liabilities includes a $31.4 million net decrease in deferred revenue primarily due to the amortization of the $150 million in deferred license revenue received from K-V on the sale of Evamist.

We have entered into a manufacturing agreement with a supplier to purchase alprostadil. As of June 30, 2009, our remaining commitment under this agreement is to purchase a minimum of $1.5 million of product from 2009 through 2011. Should our inventory of alprostadil exceed our future production needs, it may be necessary to write-off additional excess inventory.

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

Operating Activities. Our operating activities used $51.3 million of cash and $33.9 million of cash during the six months ended June 30, 2009 and 2008, respectively. During the first six months of 2009, our net operating loss of $20 million was offset by $2.6 million in non-cash stock based compensation expense, a $2.3 million increase in accrued research and clinical expenses primarily due to the avanafil for erectile dysfunction and Qnexa for obesity development efforts, a $557,000 other-than-temporary loss on impaired securities, a $487,000 provision for obsolete inventory due to alprostadil that has exceeded its shelf life, $572,000 in depreciation expense and a $730,000 reduction in our accounts receivable, due to the collection of monies owed to us. These positive cash flows to our net operating loss were in turn offset by the recognition of $31.6 million in revenue primarily due to the amortization of deferred license revenue from the receipt of $150 million from K-V for the sale of Evamist, and a $7.6 million decrease in accounts payable due to the timing of payments.

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

Investing Activities. Our investing activities provided $6.3 million and $51.5 million in cash during the six months ended June 30, 2009 and 2008, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities. Financing activities provided $6.8 million and $11.1 million during the six months ended June 30, 2009 and 2008, respectively. In the first six months of 2009, the cash provided by financing activities included $6.7 million in cash receipts from the Deerfield financing, $961,000 in proceeds from the exercise of stock options and $185,000 from ESPP purchases partially offset by $1 million in principal payments under our notes payable. In the first six months of 2008, the cash provided by financing activities included cash receipts from the Deerfield financing including $9.7 million in net proceeds from the issuance of common stock and $889,000 from the FARA, $485,000 in proceeds from the exercise of stock options and $141,000 from the sale of common stock through our ESPP partially offset by $62,000 in principal payments under our note with Crown Bank, N.A.

On December 22, 2005, we purchased from our landlord our principal manufacturing facility, which was previously leased, for $7.1 million. The purchase price was funded in part by $3.3 million, which was being held by the landlord as cash collateral for renovations to the facility upon the termination of the lease and the remainder with cash. On January 4, 2006, we obtained a $5.4 million loan from Crown Bank, N.A., or Crown. The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for the Crown loan. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% for the first six months of 2009 and 2008, respectively.

On April 15, 2008, we closed the Deerfield Transaction in which Deerfield and its affiliates agreed to provide us with $30 million in funding. Certain of the agreements with Deerfield were amended and restated on March 16, 2009. The $30 million in funding consists of $20 million from the FARA entered into with the Deerfield Sub, and $10 million from the sale of our common stock under a securities purchase agreement. Under the FARA, the Deerfield Sub made $3.3 million payments to us in April, September and December 2008 and February and June 2009 and will make one quarterly payment of approximately $3.3 million, thereafter. We will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational product candidate, to the Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, manufacture, promote and sell MUSE, and develop avanafil. At the closing on April 15, 2008, in connection with the registered direct offering under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed certain expenses incurred in this transaction of approximately $200,000. The number of shares was determined based on the volume weighted average price on the NASDAQ Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008.

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

On May 6, 2008, we filed with the SEC a Post-Effective Amendment No. 1 to Form S-3 (File No. 333-135793) which was filed with the SEC on July 14, 2006, to deregister any securities registered and not otherwise sold thereunder.

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

•      the ultimate results of the stability of the batches of Qnexa produced for commercialization:

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

•      the level of resources devoted to sales and marketing capabilities; and

•      the activities of competitors.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least into 2010. However, we anticipate that we may require additional funding to continue our research and investigational product development programs, to conduct preclinical studies and trials, to fund operating expenses, to pursue regulatory approvals for our investigational product candidates, to finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, and we may require additional funding to establish additional or new manufacturing and marketing capabilities in the future, to manufacture quantities of our investigational product candidates for approval and commercialization, or to launch a product. In particular, we expect to make other substantial payments to Acrux and Mitsubishi Tanabe, in accordance with our agreements with them in connection with the licensing of certain compounds. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales. Similar to the transaction with Evamist, we may consider selling or licensing any of our products in development or our commercial product in order to raise additional funding. We may seek to access the public or private equity markets at any time. The sale of additional equity securities would result in additional dilution to our stockholders. We may also seek additional funding through strategic alliances, acquisitions of companies with cash balances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our investigational product development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or investigational product candidates and to pay royalties on future product sales. To the extent that we are unable to obtain third party funding for such expenses, we expect that increased expenses may result in future losses from operations. We are continually evaluating our existing portfolio and we may choose to divest or sell one or more of our products or investigational product candidates at any time. We cannot assure you that we will successfully develop our products under development or that our products, if approved for sale, will generate revenues sufficient to enable us to earn a profit.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2009, excluding amounts already recorded on our condensed consolidated balance sheet as accounts payable, and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. This table includes our enforceable and legally binding obligations and future commitments, as well as obligations related to all contracts that we are likely to continue, regardless of the fact that they were cancelable as of June 30, 2009. These do not include milestones, with the exception of the $1 million Phase 3 milestone payment due to Acrux for Luramist on or before April 1, 2010 and assumes non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Payments Due by Period
Contractual obligations	Total	2009 (6 months)	2010-2012	2013-2014	Thereafter
	(in thousands)
Operating leases	$1,026	$256	$770	$—	$—
Manufacturing and other agreements	12,131	9,406	2,705	17	3
Clinical trials	41,665	31,447	10,218	—	—
Milestone payments	1,000	—	1,000	—	—
Notes payable	16,960	73	12,494	409	3,984
Interest payable	10,913	2,152	6,136	639	1,986
Total contractual obligations	$83,695	$43,334	$33,323	$1,065	$5,973

Operating Leases

We purchased our previously leased manufacturing facilities in Lakewood, New Jersey on December 22, 2005. In November 2006, we entered into a new 30-month lease for our existing Mountain View corporate headquarters location with our existing landlord. This lease commenced on February 1, 2007. The base monthly rent is set at $1.85 per square foot or $26,000 per month. The lease expired on July 31, 2009. On December 16, 2008, we entered into an amendment to this lease. Under the terms of the amended lease, we will continue to lease the office space for our corporate headquarters for a two year period commencing on August 1, 2009 and expiring on July 31, 2011. The base monthly rent is set at $1.64 per square foot or $23,000 per month. The amended lease allows us one option to extend the term of the lease for one year from the expiration of the lease.

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

Other Agreements

We have remaining commitments under various general and administrative services agreements totaling $2.3 million at June 30, 2009, including $1.3 million related to Leland F. Wilson’s Employment Agreement (see paragraph below). We have also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at June 30, 2009, our remaining commitment under these agreements totaled $7.7 million. In addition, we have entered into marketing promotion and related agreements for our erectile dysfunction product, MUSE. At June 30, 2009, our remaining commitment under the MUSE agreements totaled $610,000.

On December 19, 2007, the Compensation Committee of the Board of Directors of the Company approved an employment agreement, or the Employment Agreement, with Leland F. Wilson, the Company’s President and Chief Executive Officer. The Employment Agreement includes salary, incentive compensation, retirement benefits and length of employment, among other items, as agreed to with Mr. Wilson. The Employment Agreement had an initial term of two years commencing on the effective date, June 1, 2007, or the Effective Date. On the second anniversary of the Effective Date, the Employment Agreement will automatically renew for an additional one-year term unless either party provides the other party with a notice of non-renewal. On January 23, 2009, the Compensation Committee approved an amendment to the Employment Agreement, or the Amendment, which amends the Employment Agreement. Pursuant to the Amendment, the initial term of the Employment Agreement was increased from two to three years commencing on June 1, 2007 and other relevant dates were also extended to reflect the three-year initial term.

Clinical Trials

We have entered into various agreements with clinical consultants, investigators, clinical suppliers and clinical research organizations to perform clinical trial management and clinical studies on our behalf and, at June 30, 2009, our remaining commitment under these agreements totaled $41.7 million, which includes nearly all of the accrued research and clinical expenses of $8.7 million in the condensed consolidated balance sheet as of June 30, 2009. We make payments to these providers based upon the number of patients enrolled and the length of their participation in the trials. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

Notes Payable and Interest Payable

Crown Loan

On January 4, 2006, we obtained a $5.4 million mortgage loan from Crown. The land and buildings, among other assets, located at our principal MUSE manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for these Agreements. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, we have a principal balance of $5 million remaining on the Crown loan.

We have included in the above table the estimated interest payments based upon current interest rates that we expect to make in accordance with the terms of the loan agreement. However, should we decide to prepay the loan, there would be a prepayment premium, in lieu of the interest payable in the above table, which would have been 2% at June 30, 2009 (the fourth year of the loan term). If prepayment occurs in the fifth year or thereafter, the premium would be 1%.

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of the agreements were amended and restated on March 16, 2009. Under the agreements, Deerfield and its affiliates agreed to provide us with $30 million in funding. The $30 million in funding consists of $20 million from the Funding and Royalty Agreement, or FARA, entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of our common stock. Under the FARA, the Deerfield Sub made $3.3 million payments to us in April, September and December 2008 and February and June 2009 and will make one quarterly payment of approximately $3.3 million thereafter. Such payments are referred to as the Funding Payments. We will pay royalties on the current net sales of MUSE and, if approved, on future sales of avanafil, an investigational product candidate to the Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, to manufacture, promote and sell MUSE, and to develop avanafil. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million, and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately $200,000 in certain expenses incurred in this transaction. The number of shares was determined based on the volume weighted average price on the NASDAQ Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights, each as described in greater detail below. If either party exercises its option, any further royalty payments would be effectively terminated. Collectively, these transactions are referred to as the Deerfield Transactions.

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

If we exercise the Option, base consideration for the Option exercise, or Base Option Price, will be:

•                  $25 million, less $2 million we paid upon closing, if the Option is exercised on or prior to the third anniversary of the execution of the OPA; or

•                  $28 million, less $2 million we paid upon closing, if the Option is exercised subsequent to the third anniversary but prior to the fourth anniversary of the execution of the OPA.

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

In accordance with Emerging Issues Task Force (EITF) Issue 88-18, Sale of Future Revenues, the FARA transaction is in substance a financing arrangement, or loan that will be repaid by us. The minimum repayment amount would be $17 million, the amount of the unconditional put option held by Deerfield Affiliates, plus royalties paid on MUSE sales, and avanafil sales if approved, during the term of the agreement. Accordingly, we will record the advances from the Deerfield Affiliates, net of the $2 million option right payment and related fees and expenses, as a loan. The loan balance will increase as the advances are received. The loan balance will increase quarterly up to the minimum amount owed of $17 million. The minimum amount to be recorded is lower than the contractual amounts owed if we exercise our call option of $23 million to $26 million, or if the Deerfield Affiliates require us to purchase the shares as a result of a Major Transaction (see Note 7: “Deerfield Financing”). Using the interest method under APB Opinion No. 21, Interest on Receivables and Payables, interest on the loan will be calculated and recognized over three years, which is the estimated term of the loan based on the earliest date that the Deerfield Affiliates could require us to repay the amounts advanced. The Deerfield Affiliates will receive a quarterly payment based on net sales of MUSE. The above Contractual Obligations table includes estimated interest payable on the principal owing at June 30, 2009 from the Deerfield Financing based upon a 33% imputed effective interest rate whereas actual quarterly royalty payments are based upon a percentage of net MUSE sales at a rate substantially lower than the imputed effective interest rate used to calculate interest expense.

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

In November 2006, we were notified of certain claims by Acrux regarding the Luramist agreements. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to us related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. We asserted counterclaims against Acrux in the arbitration and sought the enforcement of our rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of VIVUS that we were in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that we were not in breach of the Luramist license agreement and that we had used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in our favor on our counter claim that Acrux had breached the Luramist license agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel has ordered Acrux to turn over certain information to us that was previously withheld in violation of the agreement by Acrux. After the parties failed to agree on a new Outside Date by which we are to commence our first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. Acrux will be eligible to receive the previously agreed upon Phase 3 milestone payment of $1 million to be paid out at the earlier of the start of the Phase 3 trials or the Outside Date. This milestone payment has been included in the table of contractual obligations above.

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

Market and Interest Rate Risk

Our cash, cash equivalents and available-for-sale securities as of June 30, 2009 consisted primarily of money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities. Our cash is invested in accordance with an investment policy approved by our board of directors which specifies the categories, allocations, and ratings of securities we may consider for investment.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates reduces the fair value of our available-for-sale securities at June 30, 2009 by approximately $433,000. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed and auction rate securities and the resultant effect on various securities markets. In addition, continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession and fears of a possible depression. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many ways including making it more difficult for us to raise funds if necessary and may cause stock price volatility. In addition, we maintain significant amounts of cash and cash equivalents that are not federally insured. Given the current economic instability, we cannot provide assurance that we will not experience losses on these investments.

We are also exposed to interest rate risk on the $5 million loan payable to Crown Bank, N.A. as of June 30, 2009. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. The interest rate was 7.5% and 7.5% for the first six months of 2009 and 2008, respectively.

Foreign Currency Exchange and Foreign Economic Conditions Risk

We receive international revenue from distributors selling products outside the United States. We charge these distributors in U.S. dollars and they sell in their local denomination. In addition, we guarantee a minimum margin percentage which is affected by current foreign exchange rates. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which our licensed products are sold. Our exposure to foreign exchange rates is most significant relative to the Euro, and United Kingdom Pound Sterling.

When the dollar strengthens against foreign currencies, the dollar value of foreign-currency-denominated revenue decreases; when the dollar weakens, the dollar value of the foreign-currency-denominated revenue increases. The Company invoices its international distributors based on an agreed transfer price per unit in United States dollars, which is subject to revision upon quarterly reconciliations based on contractual formulas. Final pricing for product shipments to international distributors is subject to contractual formulas based on the distributor’s net realized price in the local currency to its customers. The Company recognizes additional revenue, if any, or reductions to the transfer price, upon finalization of pricing with its international distributors. Accordingly, changes in exchange rates, and in particular a strengthening of the dollar, may adversely affect our international revenue as expressed in dollars.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company receives claims and makes inquiries regarding patent infringement and other related legal matters. The Company believes that it has meritorious claims and defenses and intends to pursue any such matters vigorously.

The Company and Acrux Limited through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, are parties to the Testosterone Development and Commercialization Agreement dated February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covers the Company’s investigational product candidate, Luramist, which is licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to the Company related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. The Company asserted counterclaims against Acrux in the arbitration and sought the enforcement of the Company’s rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that it was in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that the Company was not in breach of the Luramist license agreement and that the Company has used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in favor of the Company on its counter claim that Acrux had breached the Luramist license agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel has ordered Acrux to turn over certain information to the Company that was previously withheld in violation of the agreement by Acrux. After the parties failed to agree on a new Outside Date by which the Company is to commence its first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. Acrux will be eligible to receive the previously agreed upon Phase 3 milestone payment of $1 million to be paid out at the earlier of the start of the Phase 3 trials or the Outside Date.

In the ordinary course of business the Company may become involved in lawsuits and subject to various claims from current and former employees including wrongful termination, sexual discrimination and employment matters. The Company is currently a party to a lawsuit involving a former employee. The Company has investigated each of the claims and believes the allegations have no merit and that the Company has meritorious defenses to such charges. Due to the current economic downturn, employees may be more likely to file employment-related claims. Employment-related claims also may be more likely following a poor performance review. Although there may be no merit to such claims or legal matters, the Company may be required to allocate additional monetary and personnel resources to defend against these type of allegations. The Company believes the disposition of the current lawsuit and claims is not likely to have a material effect on our financial condition or liquidity.

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

The process of developing new drugs and/or therapeutic products is inherently complex, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. Investigational product candidates that appear to be promising at all stages of development may not reach the market for a number of reasons. Investigational product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoints due to statistical anomalies even though clinical benefit may have been achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance. Historically, our development efforts have been focused on products for sexual and postmenopausal health. While we have experience in managing Phase 1 through Phase 3 clinical trials in support of various indications, we do not have any experience in managing Phase 3 clinical trials for obesity or diabetes. There can be no assurance that we will be successful with the limited experience and resources we have available at the present time relating to obesity or diabetes.

We are largely dependent on the success of our two product candidates in Phase 3 clinical development: Qnexa, for treatment of obesity, and avanafil, for treatment of erectile dysfunction and cannot be certain that either product candidate will receive regulatory approval or be successfully commercialized.

We currently have only a limited number of product candidates in clinical development, and business currently depends on their successful development and commercialization. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries.

Regulatory approval of an NDA or NDA supplement is not guaranteed. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA approval varies depending on the drug candidate, the disease or condition that the drug candidate is designed to target and the regulations applicable to any particular drug candidate. The FDA can delay, limit or deny approval of a drug candidate for many reasons, including:

•                  the FDA may not deem a product candidate safe and effective;

•                  the FDA may not find the data from pre-clinical studies and clinical trials sufficient to support approval;

•                  the FDA may require additional pre-clinical or clinical studies;

•                  the FDA may not accept our stability data for commercial product;

•                  the FDA may not approve of our third-party manufacturers’ processes and facilities;

•                  the FDA may not accept our NDA submission (which is expected to be electronic) due to, among other reasons, the formatting of the submission; or

•                  the FDA may change its approval policies, adopt new regulations or provide new guidance with significant requirements not currently included or considered for new drugs seeking NDA approval.

Our most advanced drug candidates, Qnexa and avanafil, have not completed all studies including the large, pivotal Phase 3 clinical trials for efficacy and safety and certain manufacturing requirements including sufficient stability data that are required for FDA approval. Even if we believe that data collected from our pre-clinical studies and clinical trials of our drug candidates are promising and that our information and procedures regarding chemistry, manufacturing and controls are sufficient, our data may not be sufficient to support approval by the FDA or any other United States or foreign regulatory authority.

In addition, we believe that the regulatory review of NDAs for drug candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety. In this regard, it is possible that some of our drug candidates, including Qnexa and avanafil, will be subject to increased scrutiny to show adequate safety than would drug candidates for more acute or life-threatening diseases, such as cancer. Even if approved, drug candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed and may have restricted access programs. Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our drug candidates. As a result, we cannot predict when or whether regulatory approval will be obtained for any of our drug candidates currently under development.

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

Our investigational product candidates, Qnexa, avanafil and Luramist, have not successfully completed all of the large, pivotal Phase 3 trials for efficacy and safety that are required for approval by the FDA and other worldwide regulatory authorities. Pre-clinical data and the limited clinical results that we have obtained for these investigational product candidates may not predict results from studies in larger numbers of subjects in multiple sites drawn from more diverse populations treated for longer periods of time. The smaller and shorter clinical trials also may not predict the ability of these investigational products to achieve or sustain the desired effects in the broad intended population or to do so safely. We may also decide to not conduct additional Phase 2 studies prior to the initiation of pivotal Phase 3 studies. In addition, we may elect to enter into pivotal Phase 3 studies with a new formulation, dosage, delivery system or choose to study different populations than had been studied in previous clinical trials.

Qnexa is our proprietary capsule formulation investigational product candidate containing the active ingredients phentermine and topiramate. Phentermine was approved for the short-term treatment of obesity by the FDA in 1959. Topiramate is approved for seizures (1996) and migraine prevention (2006). Published studies on topiramate reported that topiramate treatment produced weight loss. By combining these compounds, Qnexa attempts to simultaneously address excessive appetite and a high threshold for satiety, the two main mechanisms believed to impact eating behavior. Although we believe Qnexa affects the two major causes of overeating, excessive hunger and the inability to feel satisfied, we may not be correct in our assessment of the impact the combination of these two ingredients may have on weight loss or their mechanism of action. Earlier studies with Qnexa were completed using a twice-a-day dose. The twice-a-day dose and timing of the administration of the active ingredients was determined by the inventor through the treatment of patients in his private practice. We have completed the formulation development of Qnexa and are using the once-a-day formulation in the Phase 3 studies of Qnexa. Our first completed Phase 3 study evaluated the once-a-day formulation. We have completed various pharmacokinetic studies of the once-a-day formulations to characterize the pharmacokinetic profile of the once-a-day formulation of Qnexa; however, there can be no assurance that we will be able to achieve any weight loss effects with the once-a-day formulation or that we will be able to duplicate the weight loss seen in the first Phase 3 obesity study. The FDA has also asked us to study the effects of a lower dose of Qnexa, which we are doing in the Phase 3 obesity trials. We are unable to predict the effect of the inclusion of a lower dose group in the Phase 3 obesity trials on the overall development program of Qnexa.

We will be required to demonstrate through larger-scale clinical trials that our investigational product candidates are safe and effective for use in a broad population before we can seek regulatory approvals for their commercial sale. There is typically a high rate of attrition from the failure of investigational product candidates proceeding through clinical trials. To date, long-term safety and efficacy have not been demonstrated in clinical trials for any of our current investigational product candidates. If any of our investigational product candidates fail to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays in, or decide to abandon development of, that investigational product candidate. If we abandon or are delayed in our development efforts related to any of our investigational products, we may not be able to generate sufficient revenues to continue our operations and clinical studies at the current level or become profitable. Our reputation in the industry and in the investment community would likely be significantly damaged. It may not be possible for us to complete financings, and our stock price would likely decrease significantly.

If the results of current or future pre-clinical studies, clinical testing and/or clinical trials indicate that our proposed investigational product candidates are not safe or effective for human use, our business will suffer.

Unfavorable results from ongoing pre-clinical studies, clinical testing and/or clinical trials could result in delays, modifications or abandonment of ongoing or future clinical trials. A number of companies in the pharmaceutical industry have suffered significant setbacks in late stage clinical trials, even after promising results in mid to late-stage trials. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated, modified or terminated. In addition, failure to design appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be delayed, repeated, modified or terminated.

All of the investigational product candidates that we are currently developing require extensive pre-clinical and/or clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our investigational product candidates, we must demonstrate with substantial evidence through pre-clinical testing and/or clinical trials that our investigational product candidates are safe and effective in humans. Conducting clinical trials is a complex, lengthy, expensive and uncertain process. Completion of clinical trials and approval by the FDA may take several years or more. Our ability to complete clinical trials may be delayed, suspended or terminated by many factors, including, but not limited to:

•                  inability to obtain or manufacture sufficient quantities of drugs for use in clinical trials;

•                  inability of the manufactured product to meet stability requirements;

•                  failure to receive approval by the FDA of our clinical trial protocols;

•                  changes in clinical trial protocols or analysis plans made by us or imposed by the FDA;

•                  poor safety or effectiveness of our investigational product candidates;

•                  slower than expected rate of and higher than expected cost of patient recruitment;

•                  retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy or personal issues, or who are lost to further follow-up;

•                  delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or investigators;

•                  delays in identifying and reaching agreement on acceptable terms with prospective clinical trial sites;

•                  unfavorable results from ongoing clinical trials and pre-clinical studies;

•                  uncertainty regarding proper dosing;

•                  difficulty or inability to achieve bioequivalence between commercial formulations and clinical trial formulations;

•                  failure of our clinical research organizations to comply with all regulatory and contractual requirements or otherwise perform their services in a timely or acceptable manner;

•                  scheduling conflicts with participating clinicians and clinical institutions;

•                  termination of clinical trials by one or more clinical trial sites;

•                  inability or unwillingness of medical investigators to follow our clinical protocols;

•                  inability to adequately follow patients after treatment;

•                  insufficient data to support regulatory approval;

•                  collecting, reviewing and analyzing our clinical trial data;

•                  unforeseen safety issues;

•                  unforeseen issues with formulation or stability of investigational drug candidates;

•                  obtaining institutional review board, or IRB, approval to conduct a clinical trial at a prospective site;

•                  government or regulatory delays; or

•                  inability to raise the necessary cash to start or complete the trials.

Many of these factors may also ultimately lead to denial of regulatory approval of our investigational product candidates. If we experience delays, suspensions or terminations in our clinical trials for a particular investigational product candidate, the commercial prospects for that investigational candidate will be harmed, and we may be unable to raise additional funds on favorable terms, if at all, or generate product revenues from that investigational candidate or revenues would be delayed, our reputation in the industry and in the investment community would likely be significantly damaged, and our stock price would likely decrease significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a product candidate.

Our bioequivalence studies may fail to demonstrate acceptable comparability between formulations of investigational product candidates used in our Phase 3 clinical trials and new formulations, if any, of investigational product candidates we might choose to launch commercially, or choose to commercialize later, after launch.

We may choose to develop a new formulation of any or all of our investigational product candidates, including Qnexa and avanafil, which may be different from the formulation used in our Phase 3 clinical trials. If changes are made, or if a new formulation is used, we will need to demonstrate comparable bioequivalence between the formulation used in our Phase 3 clinical trials and the new formulation, should we choose to launch or later commercialize this new formulation. If we are unable to demonstrate that the formulation used in our Phase 3 clinical trials is bioequivalent to the new formulation we intend to launch or later commercialize, then we may be required to conduct additional clinical trials or repeat some or all of our Phase 3 clinical trials for our investigational product candidate, or we may need to develop an alternative commercial formulation for the investigational product candidate that is bioequivalent. As a result, our ability to obtain approval of the investigational product candidate, if any, may be delayed.

Prior association with fen-phen could lead to increased scrutiny of our investigational product candidate, Qnexa.

One of the active ingredients in Qnexa, phentermine, had previously been used in combination with fenfluramine and dexfenfluramine. Phentermine is the most commonly prescribed anti-obesity product. As phentermine is an older drug, no new efficacy trials have been conducted, with the exception of several trials on the combination of phentermine and fenfluramine in the early and mid 1990s and the EQUATE Phase 3 study that contained two phentermine arms. The combination of fenfluramine or PONDIMIN, or fen, and phentermine, or phen, was known as fen-phen. Fenfluramine received FDA approval in 1973 for the short-term treatment of obesity. Together, phentermine and fenfluramine were used by doctors to treat obesity. The FDA never approved the fen-phen combination; however, since the FDA approved fenfluramine, doctors were able to prescribe it as needed. The use of these drugs together for treatment of obesity was considered an off-label and unapproved use. In 1992, a published study cited fen-phen as a more effective method than dieting or exercise in reducing the weight of the chronically obese.

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

In September 1997, the FDA requested drug manufacturers to voluntarily withdraw fenfluramine and dexfenfluramine. At the same time, the FDA recommended that patients using either fenfluramine or dexfenfluramine stop taking them. The FDA did not, however, request the withdrawal of phentermine. Although studies to date have not demonstrated that phentermine causes PPH and valvular heart disease, when used in larger populations, there can be no assurance that Qnexa will not demonstrate rare, but significant cardiovascular or other detrimental side effects when used by the general population. Moreover, the adverse clinical history of fen-phen and dexfen-phen combinations for obesity may result in increased FDA regulatory scrutiny of the safety or the risk/benefit profile of Qnexa and may raise potential adverse publicity in the marketplace, which could affect clinical enrollment or ultimately market acceptance if Qnexa is approved for commercial sale.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. The most common side effects reported in our first Phase 3 trial of Qnexa were paresthesia (tingling of the extremities), dry mouth, altered taste, headache and constipation. In addition, the constituent drugs of each of our product candidates each has its own side effect profile that is included in its current product label. If our product candidates are approved by the FDA, we would anticipate that their labels would include the side effect profiles of each of the constituent drugs. Moreover, patients in our clinical trials may experience side effects that are indicated in the constituent drugs’ labels. In addition, while the constituent drugs that make up Qnexa have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Qnexa, to date, the combination of these constituent drugs is still being tested and has not received regulatory approval. Accordingly, the safety of their combined use is not yet fully known. The approvability and eventual labeling of Qnexa will be determined by the safety experience with the drugs in the context of their relative merits (efficacy) in an obese population. For example, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA reviewed another company’s obesity product candidate, rimonabant, and determined not to recommend approval of the product candidate to the FDA, based on concerns regarding the safety profile of the product candidate in particular, depression, suicidality and seizures.

Topiramate and phentermine are each approved for sale by the FDA and have been on the market for many years. In general, significant adverse events and side effects observed in pre-clinical, clinical and post-marketing studies are included in the full prescribing information or label for each drug. The label for TOPAMAX contains reports of side effects, warnings and precautions including metabolic acidosis, acute myopia and secondary angle closure glaucoma, decreased sweating and hyperthermia, cognitive-related dysfunction, psychiatric and behavioral disturbances including one completed suicide in a patient during a bipolar trial, somnolence and fatigue, sudden unexplained death in epileptics, kidney stones, paresthesia and various drug interactions. The label for ADIPEX, a popular branded form of phentermine, contains warnings and precautions including recommendation against coadministration of phentermine with other drugs for weight loss. Adverse side effects include, among other things, pulmonary hypertension, valvular heart disease, drug abuse and dependence, overstimulation, restlessness, dizziness, insomnia, euphoria, dysphoria, tremor, headache, dryness of the mouth, diarrhea, constipation, impotence and changes in libido. The warnings and precautions for both of these products are updated often.

Previously published studies suggest that the administration of topiramate alone, in conjunction with diet and a behavioral modification program, results in weight reduction in obese patients. The most prominent side effect seen in the published studies was paresthesia (tingling of the extremities), experienced by 42% to 59% of patients. Drop outs due to paresthesia were 5% or less. In the first completed Phase 3 obesity study, tingling was experienced in 23% of the patients on the full-dose of Qnexa. In the Phase 2 diabetes study, paresthesia was experienced by 17% of the patients. The other common adverse events reported in the published topiramate monotherapy studies were also central nervous system, or CNS, related including fatigue, difficulty with attention, memory and concentration, and depression. In our obesity and diabetes studies, these CNS-related side effects were also experienced, but the difference was not statistically significant when compared to placebo. The pharmaceutical company performing research of topiramate alone for the treatment of obesity announced they had discontinued their development program including their controlled-release formulation.

The FDA has also issued an alert on the use of antiepileptic drugs and a potential risk of increased suicidal ideation. The FDA has requested that as part of our Phase 3 obesity trials for Qnexa, we prospectively assess the potential risk of suicidal tendencies. On July 10, 2008, the FDA held a Joint Meeting of the Peripheral and Central Nervous System Drugs Advisory Committee and the Psychopharmacologic Drugs Advisory Committee. The advisory committee and representatives from the Pediatric Advisory Committee, and the Drug Safety and Risk Management Advisory Committee considered the results of FDA’s analysis of suicidality (both suicidal ideation and behavior) from placebo-controlled clinical studies of 11 antiepileptic drugs. One of the drugs included in the discussion was topiramate (marketed as TOPAMAX, Ortho-McNeil-Janssen Pharmaceuticals Inc.). The FDA discussed with the committee, in light of the results, whether any additional actions are necessary. The committee recognized that there is an increased risk of suicidality and recommended to the FDA that additional information should be provided to patients regarding the risks and benefits of antiepileptic drugs; however, the committee strongly recommended against a Black Box warning to be applied to antiepileptic drugs. In December 2008, the FDA asked the manufacturers of the antiepileptic drugs included in the analysis to add warnings about suicidality to the labels and to issue a medication guide covering the results of the meta-analysis. In April 2009, the FDA approved these new labels. We anticipate that the label for Qnexa, if approved, will contain the similar suicidality warnings to those contained in the topiramate label.

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

Pregnant women or women who plan on becoming pregnant are not eligible to participate in the Qnexa clinical trials. Women of child-bearing potential are advised to use and agree to use two forms of birth control during the study. Subjects who become pregnant during the study period are required to immediately discontinue study medication. We have become aware that patients in the studies have become pregnant. We are unable to predict the effect or impact of the use of Qnexa on study subjects who became pregnant or their fetuses.

Subjects in our trials will experience side effects. Serious adverse events will be reported to the FDA and study investigators as required by regulations. Serious adverse events or adverse events that occur in small numbers may be not disclosed to the public until such time the various documents submitted to the FDA as part of the approval process are made public. We are unable to determine what adverse events, if any, will fall into this category. We are also unable to determine if the disclosure of adverse events, severe or otherwise will have an adverse effect on our stock price. To date, the clinical results we have obtained do not necessarily predict that the results of further testing, including larger, late-stage controlled human clinical testing, will be successful. If our trials are not successful or are perceived as not successful by the FDA, physicians, analysts, investors, the media or the public in general our business, financial condition and results of operations will be materially harmed.

If any of our product candidates receives marketing approval and we or others identify undesirable side effects caused by the product, a number of potentially significant negative consequences could result, including:

•                  regulatory authorities may withdraw their approval of the product;

•                  regulatory authorities may require the addition of labeling statements, such as a “black box” warning with Qnexa or a contraindication;

•                  we may be required to create a Medication Guide outlining the risks of such side effects for distribution to patients;

•                  we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;

•                  we could be asked to formulate a risk evaluation mitigation strategy, or REMS, that could include a program of post-marketing surveillance or restricted distribution for patients receiving our products;

•                  we could be sued and held liable for injury to individuals exposed to or taking our products; and

•                  our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of Qnexa and could substantially increase the costs of commercializing our product candidate.

Our investigational product candidate, Qnexa, is a combination of drugs approved individually by the FDA that are commercially available and marketed by other companies. As a result, our product may be subject to substitution with individual drugs contained in the Qnexa formulation and immediate competition.

Each of the approved drugs that are combined to produce our investigational product candidate, Qnexa, is commercially available at prices lower than the price at which we would seek to market our investigational product candidate. We cannot be sure that physicians will view Qnexa as sufficiently superior to a treatment regime of Qnexa’s individual active pharmaceutical ingredients as to justify the significantly higher cost we expect to seek for Qnexa, and they may prescribe the individual drugs already approved and marketed by other companies instead of our combination product. Even though our U.S. and European patents contains composition, product formulation and method-of-use claims that we believe protect Qnexa, those patents may be ineffective as a practical matter to protect against physicians prescribing the individual drugs marketed by other companies instead of our combination product. Our patents and pending patent applications do not prevent physicians from prescribing the generic constituents of our product candidates. Phentermine and topiramate are currently available in generic form. We believe that a practitioner seeking safe and effective therapy is not likely to prescribe such off-label generics in place of Qnexa because the dosage strengths, pharmacokinetic profiles and titration regimens recommended for Qnexa are not available using existing generic preparations of immediate release, or IR, phentermine or topiramate. However, to the extent that the price of Qnexa is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components instead of for our combination product, and this may limit how we price or market Qnexa. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the U.S. are prepared to pay for Qnexa, which could also limit market and patient acceptance of our product, and could negatively impact our revenues. A physician could seek to prescribe off-label generics in place of Qnexa. Off-label use occurs when a drug that is approved by the FDA for one indication is legally prescribed by physicians for a different, unapproved indication. Topiramate, one of the ingredients in Qnexa, is not approved for obesity treatment.

With regard to off-label substitution at the pharmacy level, we cannot be certain that pharmacists and/or pharmacy benefit managers will not seek prescriber authorization to substitute generics in place of Qnexa, which could significantly diminish its market potential. Wide scale generic substitution by physicians and at the pharmacy level could have substantial negative consequences to our business.

In many countries where we may plan to market Qnexa, including Europe and Canada, the pricing of prescription drugs is controlled by the government or regulatory agencies. The government or regulatory agencies in these countries could determine that the pricing for Qnexa should be based on prices for its active pharmaceutical ingredients when sold separately, rather than allowing us to market Qnexa at a premium as a new drug.

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

To obtain regulatory approval for Qnexa, we are required to show that each active pharmaceutical ingredient in our investigational product candidate makes a contribution to the combined investigational product candidate’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and more effective than each of the components. As a result, we will be required to include in our clinical trial protocols an evaluation of each component drug as well as for the component drug in combination. This would likely require us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of Qnexa than of a new drug containing only a single active pharmaceutical ingredient. The OB-301, or EQUATE, Phase 3 trial was designed to meet the combination guidelines set by the FDA. The EQUATE study contained separate component arms as well as the combination. We believe the results of the EQUATE study meet FDA guidelines for combination therapy studies; however, there can be no assurance that we have satisfied the combination requirements to the FDA’s satisfaction or that further testing of the combination will not be required. The EQUATE study also contained a mid-dose of Qnexa containing 46 mg of topiramate CR and 7.5 mg of phentermine. The mid-dose is included in the OB-303 study. We may file for approval for the mid-dose in addition to the full-dose. We have not conducted any additional testing on the mid-dose. Further, the number of subjects on the mid-dose in the OB-303 may not be sufficient for approval. We have no assurance that the mid-dose of Qnexa will be approved or that additional pre-clinical and clinical testing may not be needed prior to approval. In addition, if the FDA does not approve the full dose of Qnexa, there is no assurance that they would approve the mid-dose or any other dose of Qnexa.

We have in-licensed all or a portion of the rights to our product candidates from third parties. If we default on any of our material obligations under those licenses, we could lose rights to our product candidates.

We have in-licensed and otherwise contracted for rights to our product candidates, and we may enter into similar licenses in the future to supplement our product candidate pipeline. Under the relevant agreements, we are subject to commercialization, development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusive rights provided therein could harm our financial condition and operating results.

In particular, the United States rights to Evamist and Luramist were licensed from Acrux and its related affiliates. The rights to avanafil were licensed from Tanabe Seiyaku Co., Ltd., or Tanabe, in 2001. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or Mitsubishi Tanabe. The rights to Evamist were sublicensed to K-V. In August 2008, we assigned all of our rights and obligations under the Evamist license agreement to K-V. We believe we are in compliance with all the material terms of our current agreements; however, there can be no assurance that this compliance will continue or that the licensors would not have a differing interpretation of the material terms of the agreements. If the license agreements were terminated early or if the terms of the license were contested for any reason, it would have a material adverse impact on our ability to commercialize products subject to these agreements, our ability to raise funds to finance the company, our stock price and our overall financial condition. The monetary and disruption costs of any disputes involving our collaborative agreements could be significant despite rulings in our favor.

For example, VIVUS and Acrux Limited through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, are parties to the Testosterone Development and Commercialization Agreement dated February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covers our investigational product candidate, Luramist, which is licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to us related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. We asserted counterclaims against Acrux in the arbitration and sought the enforcement of our rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that we were in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that we have used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in our favor on our counter claim that Acrux had breached the Luramist license agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel has ordered Acrux to turn over certain information to us that was previously withheld in violation of the agreement by Acrux. After the parties failed to agree on a new Outside Date by which we are to commence our first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. Acrux will be eligible to receive the previously agreed upon Phase 3 milestone payment of $1 million to be paid out at the earlier of the start of the Phase 3 trials or the Outside Date. To the extent we are unable to comply with these obligations, the Luramist license may be terminated. The monetary and disruption costs of this arbitration were significant despite the favorable rulings by the Panel.

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

For example, on March 30, 2007, we entered into a definitive agreement with K-V to transfer the assets and grant a sublicense of our rights under our licensing agreement with Acrux related to Evamist, a metered dose transdermal spray for the treatment of menopause symptoms, to K-V. Under the terms of this agreement, we are also eligible to receive certain one-time payments of up to $30 million based on K-V achieving certain annual net sales thresholds for Evamist. In January 2009, K-V and certain of its subsidiaries announced a voluntary recall of most of its prescription products. In addition, K-V voluntarily suspended the manufacturing and shipping of all of its products. Subsequent to the recall, K-V announced plans to reduce its workforce by 700 employees. Evamist is not manufactured by K-V and was not subject to the recall. In July 2009, K-V announced that it had hired a firm that specializes in restructurings and bankruptcies. Given the uncertainties with K-V, it is difficult to determine the extent of the adverse impact on Evamist. Although we are entitled to additional milestone payments from future sales of Evamist by K-V, at the present time we do not anticipate receiving any additional milestone payments from sales of Evamist.

We are dependent upon collaborative arrangements and strategic alliances.

We are, and in the future expect to be, dependent upon collaborative arrangements or strategic alliances to complete the development and commercialization of some of our investigational product candidates, particularly after the Phase 2 stage of clinical testing. These arrangements may place the development of our investigational product candidates outside of our control, may require us to relinquish important rights or pay royalties, or may otherwise be on terms unfavorable to us. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or Mitsubishi Tanabe. We currently have a collaboration agreement with Mitsubishi Tanabe and it is unclear at this time what effect, if any, the merger will have on our agreement with Mitsubishi Tanabe. There can be no guarantee that the merger of Tanabe and Mitsubishi will not have an adverse material effect on our agreement with Mitsubishi Tanabe, which in turn could lead to a material adverse effect on our business, financial condition and results of operations.

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

If one of our investigational product candidates is approved by the FDA or by another regulatory authority for a territory outside of the United States, we will be held to extensive regulatory requirements over product manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the investigational product candidates or who and how we may distribute our products. Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Qnexa, if any, may include restrictions on use, including restrictions based on pregnancy status, level of obesity and duration of treatment or a boxed warning related to concerns regarding antidepressants, antiepileptics or otherwise. The FDA may also require the distribution of a Medication Guide to patients outlining the increased risk of suicidal thinking or behavior in children and adolescents or other populations. The FDA could also require a registry to track the patients utilizing the product.

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

Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject a drug, its manufacturer and the manufacturer’s facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, up to and including withdrawal of the drug from the market. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, it could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

•                                          issuance of Form 483 notices or Warning Letters by the FDA or other regulatory agencies;

•                                          imposition of fines and other civil penalties;

•                                          criminal prosecutions;

•                                          injunctions, suspensions or revocations of regulatory approvals;

•                                          suspension of any ongoing clinical trials;

•                                          total or partial suspension of manufacturing;

•                                          delays in commercialization;

•                                          refusal by the FDA to approve pending applications or supplements to approved applications filed by us or our collaborators;

•                                          refusals to permit drugs to be imported into or exported from the United States;

•                                          restrictions on operations, including costly new manufacturing requirements; and

•                                          product recalls or seizures.

In addition, the law or regulatory policies governing pharmaceuticals may change. New statutory requirements may be enacted or additional regulations may be enacted that could prevent or delay regulatory approval of our investigational product candidates. Contract Manufacturing Organizations, or CMOs, and their vendors or suppliers may also face changes in regulatory requirements from governmental agencies in the U.S. and other countries. We cannot predict the likelihood, nature, extent or effects of government regulation that may arise from future legislation or administrative action, either in the U.S. or elsewhere. If we are not able to maintain regulatory compliance, we might not be permitted to market our products and our business could suffer.

Even if we receive regulatory approval to commercialize our drug candidates, our ability to generate revenues from any resulting products will be subject to a variety of risks, many of which are out of our control.

Even if our investigational drug candidates obtain regulatory approval, resulting products may not gain market acceptance among physicians, patients, healthcare payers or the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for optimal commercial success. We believe that the degree of market acceptance and our ability to generate revenues from such products will depend on a number of factors, including:

•              timing of market introduction of competitive drugs;

•              efficacy and safety of our drug candidates;

•              prevalence and severity of any side effects;

•              potential or perceived advantages or disadvantages over alternative treatments;

•              the relative convenience and ease of administration

•              strength of sales, marketing and distribution support;

•              price of our future products, both in absolute terms and relative to alternative treatments;

•              the effectiveness of our or any future collaborators’ sales and marketing strategies;

•              the effect of current and future healthcare laws on our drug candidates;

•              availability of coverage and reimbursement from government and other third-party payers;

•              the willingness of patients to pay out of pocket in the absence of third-party coverage; and

•              product labeling or product insert requirements of the FDA or other regulatory authorities.

If our approved investigational drug candidates, if any, fail to achieve market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability. In addition, our efforts to educate the medical community and third-party payors on the benefits of our investigational product candidates may require significant resources and may never be successful.

Even if our investigational product candidates receive regulatory approval in the United States, we may never receive approval or commercialize our products outside of the United States.

To market any of our investigational drug candidates outside of the United States, we and our collaborators must comply with numerous and varying regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our investigational product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.

We rely on third parties to conduct pre-clinical and clinical trials and studies for our investigational product candidates in development and those third parties may not perform satisfactorily.

We do not have the ability to conduct pre-clinical or clinical studies for our investigational product candidates without the assistance of third parties who conduct the studies on our behalf. These third parties are usually toxicology facilities, safety monitoring companies and clinical research organizations, or CROs, that have significant resources and experience in the conduct of pre-clinical and clinical studies. The toxicology facilities conduct the pre-clinical safety studies as well as all associated tasks connected with these studies. Safety monitoring companies collect reported adverse events that are reported from subjects during clinical trials. The CROs typically perform patient recruitment, project management, data management, statistical analysis, and other reporting functions. We intend to use several different facilities and CROs for all of our pre-clinical and clinical studies. We have contracted with a safety monitoring company that we intend to use for all of our clinical trials. If these third party toxicology facilities, the safety monitoring company or CROs do not successfully carry out their contractual duties or meet expected timelines, we may not be able to obtain regulatory approvals for our investigational product candidates on a timely basis, if at all, and we may not be able to successfully commercialize these investigational product candidates. If these third party toxicology facilities, the safety monitoring company or CROs do not perform satisfactorily, we may not be able to locate acceptable replacement third parties or enter into favorable agreements with these third parties, if at all. These third parties may also fail economically which would impact our ability to obtain and utilize the results of the studies performed by these third parties.

We rely on third parties to manufacture sufficient quantities of compounds within product specifications as required by regulatory agencies for use in our pre-clinical and clinical trials and future commercial operations and an interruption to this service may harm our business.

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

We or our third-party manufacturers may encounter delays and problems in manufacturing our investigational drug candidates or approved drugs for a variety of reasons, including accidents during operation, failure of equipment, delays in receiving materials, natural or other disasters, political or governmental changes, or other factors inherent in operating complex manufacturing facilities. Supply chain management is difficult. Commercially available starting materials, reagents and excipients may become scarce or more expensive to procure, and we may not be able to obtain favorable terms in agreements with subcontractors. We or our third-party manufacturers may not be able to operate our respective manufacturing facilities in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs. If we or our third-party manufacturers cease or interrupt production or if our third-party manufacturers and other service providers fail to supply materials, products or services to us for any reason, such interruption could delay progress on our programs, or interrupt the commercial supply, with the potential for additional costs and lost revenues. If this were to occur, we may also need to seek alternative means to fulfill our manufacturing needs.

We have completed the development of a once-a-day formulation of Qnexa. The contract manufacturer we have selected to develop a once-a-day formulation is supplying all of the product for the Phase 3 program. In addition, this contract manufacturer is our sole source of clinical supplies for Qnexa. Stability data of the once-a-day capsule and the container closure system is limited. We have only recently manufactured commercial batches of Qnexa. These batches may not pass certain release specifications. In addition, the stability data from these batches may not be sufficient for filing review or approval of the Qnexa NDA. A failure on the stability or manufacturability of our once-a-day formulation and packing materials or the inability of this contract manufacturer or any of our suppliers involved in the manufacturing of the Phase 3 or pre-approval supplies to carry out its contractual duties or meet expected timelines would delay our Qnexa clinical studies, or may cause the FDA to reject or delay the review of the Qnexa NDA, which could have a material adverse impact on our development plan, market price of our common stock and financial condition.

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

For example, the CRO managing several of our Phase 3 clinical studies for avanafil is a party to a patent infringement suit in which the claimant accuses the CRO of infringing a U.S. patent through the CRO’s alleged use of certain electronic data capture applications for data collection and data management in clinical trials. We are informed that the applications at issue have been used by the CRO in the clinical studies performed on behalf of the Company. The parties to the suit are currently involved in discovery and the claimant has requested documents and information that qualifies as confidential information under various agreements between us and the CRO. The CRO has informed us that it intends to take steps to ensure that our confidential information is disclosed in a limited and controlled manner, if at all, in order to protect and maintain its confidential nature; however, there can be no assurance that this information will remain confidential. Should the information not remain confidential, we could be harmed, which could have a material adverse effect on our business, financial condition or results of operations.

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

Another example of non-conformance came to light during the first quarter 2009, when we, as part of our routine testing, identified that certain lots of the 125 mg and 250 mg strength MUSE product had exceeded the specified limit of allowable impurities. The identified product was out of compliance with the impurity specification in the 18th-24th month of its shelf life. All MUSE products have a 24-month shelf life. In 2008, sales of the 125 mg and 250 mg strength MUSE represented 11% of our worldwide sales. Upon identifying this non-conformance, we promptly notified the FDA. The occurrence of known impurities to some level is typical within most pharmaceutical products. Our investigation concerning this MUSE impurity issue identified that the elevation in impurities was caused during the routine sterilization process. We continue to perform monitoring for impurities and additional lots of commercialized product may also be identified as containing levels of impurity that exceed the product’s specifications. Although we believe that this impurity poses no safety risk to the patients, as part of our commitment to maintaining cGMP and compliance to FDA regulations, on May 20, 2009, VIVUS sent a notice to our wholesale distributors to recall 2 lots of 125mg and 12 lots of 250mg product that remain in the wholesaler’s inventory. The quantities of recalled product received-to-date by VIVUS from the recall effort have not been significant. There can be no assurance that a further product recall will not occur in the future from similar or other variations of the manufacturing process. Also, there can be no assurance that inherent and future variations in the sterilization process will not produce product that will exceed the product’s impurity specification or that would have some other effect which would still render the product to not be within its full range of specification over the full course of its shelf life. Should a further recall be necessary, there may be periods when the 125 mg and 250 mg strength MUSE product are not fully available to the commercial market and these strengths may go into a back order status. In addition, the FDA and/or international regulatory agencies may require us to perform extensive investigations and/or process revalidations in relationship to the resolution of this issue. Should such extensive investigations or process revalidations be necessary, a further product recall be made, or a product shortage and back order occur, there could be a material adverse impact on our business, financial condition and results of operations.

Non-conformance issues may occur in our manufacturing operations or in the operations of our vendors and suppliers, which could have an adverse impact on our ability to manufacture our products and investigational product candidates. For example, in late March 2008, we identified a non-conformance issue in one container of a raw material for MUSE, as supplied by the raw material vendor. All MUSE units manufactured from this container were within the VIVUS held inventory, were separated from our other inventory and were subsequently destroyed. As required, we appropriately notified the FDA of this raw material incident. In a timely manner, we completed an investigation of this non-conformance which concluded that the impact of this raw material non-conformance was limited to those units of MUSE produced from the one subject container. All of these units had already been identified and separated out of our normal inventory. We also shared our findings and actions directly with the FDA. We have negotiated a partial financial settlement with the supplier of this non-conforming material. Although we believe this incident to be complete from a product impact point of view, there can be no assurance that any future raw material non-conformance would not have a much greater negative impact to production, inventory supply, market demand supply, or even require a recall of previously distributed MUSE units. In addition, the costs associated with a future interruption in supply could be significant and our future financial results could be adversely affected.

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

•                  federal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payors that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers or promoting our commercial products for “off-label” use;

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

We entered into an agreement granting Paladin Labs, Inc. exclusive marketing and distribution rights for MUSE in Canada. This agreement does not have minimum purchase commitments and we are entirely dependent on Paladin Labs’ efforts to distribute and sell our product effectively in Canada. There can be no assurance that such efforts will be successful or that Paladin Labs will continue to support MUSE.

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

If we are unable to establish capabilities to sell, market and distribute our investigational product candidates, either by developing our own capabilities or entering into agreements with others, we will not be able to successfully launch our investigational product candidates upon FDA approval. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need. We may not be able to enter into any marketing or distribution agreements with third party providers on acceptable terms, if at all. In that event, our ability to generate revenues will be adversely affected.

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

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competitors against our product candidate, Qnexa. Two of the most well established surgical procedures are gastric bypass surgery and adjustable gastric banding. In addition, other potential approaches which utilize various implantable devices or surgical tools are in development. Some of these approaches are in late stage development and may be approved for marketing. Companies such as Allergan, Inc., Boston Scientific Corporation, Covidien Ltd, EnteroMedics, Inc., GI Dynamics, Inc., Johnson & Johnson, Leptos Biomedical, Inc., Medtronic Inc., and Satiety, Inc. are all active in this space and may have substantially greater resources than we have.

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

Two companies are developing products that could compete with our investigational product candidates for the treatment of FSD. The Proctor & Gamble Company has been developing Intrinsa, a testosterone patch for the treatment of HSDD, but announced in December 2008 that they will halt research and consider divestiture of their four key pharmaceutical brands, including Intrinsa. BioSante Pharmaceuticals, Inc. is developing forms of testosterone gels for HSDD. None of these investigational products have been approved by the FDA. In July 2006, the European Medicines Agency granted marketing authorization of Intrinsa for the treatment of HSDD in bilaterally oophorectomized and hysterectomized women and in February 2007, Intrinsa was launched in France and Germany. In March 2007, Intrinsa became available through the National Health Service in the United Kingdom. Another company, Boehringer Ingelheim, is conducting late-stage clinical testing on flibanserin, an oral agent, for the treatment of HSDD.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our investigational product candidates. Our competitors may also develop drugs or surgical approaches that are more effective, more useful and less costly than ours and may also be more successful in manufacturing and marketing their products. In addition, our competitors may be more effective in commercializing their products. We currently outsource our manufacturing and therefore rely on third parties for that competitive expertise. There can be no assurance that we will be able to develop or contract for these capabilities on acceptable economic terms, or at all.

If our raw material supplier fails to supply us with the active pharmaceutical ingredients, or APIs, for our products and investigational product candidates, for which availability is limited, we may experience delays in our product development and commercialization.

We are required to receive regulatory approval for suppliers. We obtained our supply of alprostadil from two approved sources, NeraPharm, s.r.o., in the Czech Republic and Chinoin Pharmaceutical and Chemical Works Private Co., Ltd., in Hungary. Currently, we only have a manufacturing agreement with Chinoin to produce additional quantities of alprostadil for us. Furthermore, our current supply of alprostadil is subject to periodic re-testing to ensure it continues to meet specifications. There can be no guarantees that our existing inventory of alprostadil will pass these re-testing procedures and continue to be usable material. During the second quarter of 2009 a portion of our existing inventory of alprostadil exceeded its shelf life and is no longer usable in the manufacturing of MUSE. We do not expect the loss of this material to impede our ability to meet the demand for MUSE.

There is a long lead-time for manufacturing alprostadil. A shortage in supply of alprostadil to be used in the manufacture of MUSE would have a material adverse effect on our business, financial condition and results of operations.

In addition, we currently do not have supply agreements in place for topiramate or phentermine, the compound used in our investigational product candidate, Qnexa. There can be no guarantees that we will be able to enter into such agreements under reasonable terms, if at all. We cannot guarantee that should we be successful in entering into such agreements we will be able to obtain the necessary regulatory approvals for these suppliers.

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

We have been notified by Medegen that the Flint Hills Resources facility in Texas has discontinued manufacturing the resin required for MUSE plastic components in early 2009. The Flint Hills Resources facility in Texas has been the single source used by Medegen for the MUSE plastic components. Medegen has some inventory of resin from the Flint Hills Texas facility. We secured plastic components from Medegen during the first quarter of 2009 to support projected MUSE production requirements through the third quarter of 2010. Medegen has identified a new source of resin and is in the process of qualifying the vendor. Medegen has not manufactured two of the plastic components since 1998; however the molds are currently being validated for use. There is no assurance the manufacturing molds will pass inspection and be approved for future use. The inability to utilize these molds and the inability of Medegen to secure an alternative resin supplier would have a material adverse effect on our business, financial condition and results of operations.

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

We have been notified by Glenroy that the Flint Hills Resources facility located in Texas discontinued manufacturing the resin required for laminated foil in early 2009. The Flint Hills Resources Texas facility has been the single source used by Glenroy for the MUSE laminated foil. We secured laminated foil from Glenroy during the first quarter of 2009 to support projected MUSE production requirements through the third quarter of 2010. Glenroy has identified a new source of resin and is in the process of qualifying the vendor. Our inability to secure a qualified source for additional laminated foil and/or Glenroy’s inability to secure the necessary resin would have a material adverse effect on our business, financial condition and results of operations.

Currently there is a global shortage of Acetonitrile, a solvent which is required in the testing and verification of MUSE, and an interruption to this supply could harm our business.

We have been notified by several of our laboratory supply vendors of a global shortage of Acetonitrile, a solvent which is required in the testing and verification of MUSE. We have secured an adequate supply of Acetonitrile to support projected manufacturing needs through the first quarter of 2010. However, our inability to secure additional Acetonitrile would have a material adverse effect on our business, financial condition and results of operations.

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

We depend upon consultants and outside contractors extensively in important roles within our company.

We outsource many key functions of our business and therefore rely on a substantial number of consultants, and we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials or other development activities may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our investigational product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we fail to retain our key personnel and hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenues or delays in the development of our product candidates .

Our success is highly dependent upon the skills of a limited number of key management personnel. To reach our business objectives, we will need to retain and hire qualified personnel in the areas of manufacturing, sales and marketing, research and development, regulatory affairs, clinical trial design, execution and analysis, and pre-clinical testing. There can be no assurance that we will be able to hire or retain such personnel, as we must compete with other companies, academic institutions, government entities and other agencies. The loss of any of our key personnel or the failure to attract or retain necessary new employees could have an adverse effect on our research, product development and business operations.

Allegations of discrimination, wrongful termination or other employment matters, regardless of merit, could negatively affect our operations by causing us to allocate additional monetary and personnel resources to these issues.

In the ordinary course of business we may become involved in lawsuits and subject to various claims from current and former employees including wrongful termination, sexual discrimination and employment matters. We are a party to a litigation involving a former employee. We have investigated each of the claims and believe the allegations have no merit and that we have meritorious defenses to such charges. Due to the current economic downturn, employees may be more likely to file employment-related claims. Employment-related claims also appear more likely following a poor performance review. Although there may be no merit to such claims or legal matters, we may be required to allocate additional monetary and personnel resources to defend against these type of allegations.

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

Both of the active ingredients in Qnexa, phentermine and topiramate are available as generics. Based on the research we have completed to date, we are unable to determine if Qnexa, if approved, will be subject to reimbursement or at what level reimbursement may occur. The exact doses of the active ingredients in the final formulation of Qnexa will be different than those currently available. State pharmacy law prohibits pharmacists from substituting drugs with differing doses and formulations. The safety and efficacy of Qnexa is highly dependent on the titration, dosing and formulation which we believe could not be easily duplicated, if at all, with the use of generic substitutes. However, there can be no assurance that we will be able to provide for optimal reimbursement of Qnexa for obesity or any other indication, if approved, from third party payors or the United States government. Furthermore, there can be no assurance that healthcare providers would not actively seek to provide patients generic versions of the active ingredients in Qnexa in order to treat obesity at a potential lower cost.

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

As a result, we expect that there will be increased pressure to reduce prices for drugs to obtain favorable status for them under the plans offering prescription drug coverage to Medicare beneficiaries. This pressure could decrease the coverage and price that we receive for our products in the future and could seriously harm our business. It is possible that our investigational product candidate, Qnexa, if approved, could be particularly subject to price reduction initiatives because it is based on combinations of lower priced existing drugs.

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

The Supreme Court ruling in KSR International Co. vs. Teleflex, Inc. will raise the standards for patentability and ease the ability to show that a patent is obvious. This ruling will make it more difficult to obtain patents for combination pharmaceutical products. At the present time, we are unable to predict the impact, if any, that this ruling will have on our current or future patents and patent applications. If we are unable to defend the patents currently issued on our commercial product and investigational product candidates, or to obtain new patents for any reason, our ability to commercialize the current and future products would be at risk.

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

The procedures for obtaining a patent in the United States and in most foreign countries are complex. These procedures require an analysis of the scientific technology related to the invention and many sophisticated legal issues. Obtaining patent rights outside the United States often requires the translation of highly technical documents and an improper translation could lead to the loss of, or otherwise jeopardize, the patent protection of our inventions. Ensuring adequate quality of translators and foreign patent attorneys is often very challenging. Consequently, the process for having our pending patent applications issue as patents will be difficult, complex and time consuming. We do not know when, or if, we will obtain additional patents for our technologies, or if the scope of the patents obtained will be sufficient to protect our drug candidates, or be considered sufficient by parties reviewing our patent positions pursuant to a potential licensing or financing transaction.

In addition, other entities may challenge the validity or enforceability of our patents and patent applications in litigation or administrative proceedings. Even the issuance of a patent is not conclusive as to its validity or enforceability. We cannot make assurances as to how much protection, if any, will be given to our patents if we attempt to enforce them or they are challenged. It is possible that a competitor or a generic pharmaceutical provider may successfully challenge our patents and those challenges may result in reduction or elimination of our patents’ coverage.

The USPTO has over the last few years tried to enact and/or has proposed changes in the rules governing (i) the duties of patent applicants to disclose information that relates to their applications, (ii) the ability of patent applicants to file unlimited numbers of patent applications and patent claims that concern closely related inventions and/or different aspects of the same invention, and (iii) the manner in which the USPTO will decide whether to require patent applicants to separate closely related inventions into separate patent applications. Some of these rule changes are being challenged in the courts. It is unclear which of these rule changes, if any, will be allowed by the courts and which of them will continue to be pursued. In addition, the United States Congress is considering changes to federal patent laws on several issues including, but not limited to: (i) the information can be used to determine whether an invention is not new and, therefore, not patentable, (ii) the limits on the independent administrative rulemaking authority of the USPTO, (iii) the duties of patent applicants to disclose information that relates to their applications, (iv) whether, under what circumstances, and how many times a third party can challenge an issued United States patent before the USPTO, (v) whether and under what circumstances patent applicants can lose their ability to enforce their patents in the United States based on their failure to disclose certain information relating to their inventions, and (vi) how damages for patent infringement may be reduced based by a number of factors, including the similarity of a patented invention to preexisting technologies.

We believe that the United States is by far the largest single market for pharmaceuticals in the world. Because of the critical nature of patent rights to the pharmaceutical industry, changes in United States patent rules and laws could have a profound effect on our future profits. Several of the patent rule and law changes that are being considered could significantly weaken patent protections in the United States in general. They may also have a disproportionately large negative impact on the biotechnology and pharmaceutical industries in particular, as well as tilt the balance of market control and distribution of profits between the manufacturers of patented pharmaceutical products and the manufacturers of generic pharmaceutical products towards the generics manufacturers. At present there is considerable uncertainty as to which patent rules and laws will be changed and whether changes to the patent rules will ultimately be enforced or struck down by the courts.

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

A dispute regarding the infringement or misappropriation of our proprietary rights or the proprietary rights of others could be costly and result in delays or termination of our future research, development, manufacturing and sales activities.

Our commercial success also depends upon our ability to develop and manufacture our drug candidates and market and sell our drugs and conduct our research and development activities without infringing or misappropriating the proprietary rights of others. There are many patents and patent applications filed, and that may be filed, by others relating to drug discovery and development programs that could be determined to be similar, identical or superior to ours or our licensors or collaborators. We may be exposed to future litigation by others based on claims that our drug candidates, technologies or activities infringe the intellectual property rights of others. Numerous United States and foreign issued patents and pending patent applications owned by others also exist in the therapeutic areas in, and for the therapeutic targets for, which we are developing drugs. There are also numerous issued patents and patent applications to chemical compounds or synthetic processes that may be necessary or useful to use in our research, development, manufacturing or commercialization activities. These could materially affect our ability to develop our drug candidates or manufacture, import or sell drugs, and our activities, or those of our licensors or collaborators, could be determined to infringe these patents. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our investigational drug candidates or technologies may infringe. There also may be existing patents, of which we are not aware, that our investigational drug candidates or technologies may infringe. Further, there may be issued patents or pending patent applications in fields relevant to our business, of which we are or may become aware, that we believe (i) are invalid or we do not infringe; (ii) relate to immaterial portions of our overall drug discovery, development, manufacturing and commercialization efforts; or (iii) in the case of pending patent applications, the resulting patent would not be granted or, if granted, would not likely be enforced in a manner that would materially impact such efforts. We cannot assure you that others holding any of these patents or patent applications will not assert infringement claims against us for damages or seek to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.

In addition, others may infringe or misappropriate our proprietary rights, and we may have to institute costly legal action to protect our intellectual property rights. We may not be able to afford the costs of enforcing or defending our intellectual property rights against others.

There could also be significant litigation and other administrative proceedings in our industry that affect us regarding patent and other intellectual property rights. Any legal action or administrative action against us, or our collaborators, claiming damages or seeking to enjoin commercial activities relating to our drug discovery, development, manufacturing and commercialization activities could:

•                  require us, or our collaborators, to obtain a license to continue to use, manufacture or market the affected drugs, methods or processes, which may not be available on commercially reasonable terms, if at all;

•                  prevent us from importing, making, using, selling or offering to sell the subject matter claimed in patents held by others and subject us to potential liability for damages;

•                  consume a substantial portion of our managerial, scientific and financial resources; or

•                  be costly, regardless of the outcome.

Furthermore, because of the substantial amount of pre-trial document and witness discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the trading price of our common stock.

We cannot protect our intellectual property rights throughout the world.

Filing, prosecuting, defending and enforcing patents on all of our drug discovery technologies and all of our potential investigational drug candidates throughout the world would be prohibitively expensive. Competitors may use our technologies to develop their own drugs in jurisdictions where we have not obtained patent protection. These drugs may compete with our investigational drug candidates and may not be covered by any of our patent claims or other intellectual property rights. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to “work” the invention in that country or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Compulsory licensing of life-saving drugs is also becoming increasingly popular in developing countries either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our drug candidates, which could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which makes it difficult for us to stop the infringement of our patents. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

We may face additional competition outside of the United States as a result of a lack of patent enforcement in foreign countries and off-label use of other dosage forms of the generic components in our investigational product candidates.

While we have filed patent applications in many countries outside the United States, and have obtained some patent coverage for certain of our product candidates in certain foreign countries, we do not currently have widespread patent protection for Qnexa outside the United States and have no protection in many foreign jurisdictions. Even if international patent applications ultimately issue or receive approval, it is likely that the scope of protection provided by such patents will be different from, and possibly less than, the scope provided by our corresponding U.S. patents. The success of our international market opportunity is dependent upon the enforcement of patent rights in various other countries. A number of countries in which we have filed or intend to file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Even if we have patents issued in these jurisdictions, there can be no assurance that our patent rights will be sufficient to prevent generic competition or unauthorized use.

We may face competition from the off-label use of other dosage forms of the generic components in our product candidates. In addition, others may attempt to commercialize our product candidate combinations in countries or other markets where we do not have patent protection for all of our product candidates. In particular, it is possible that patients will seek to acquire the generic IR components of our product candidate Qnexa (topiramate and phentermine). The off-label use of the generic IR components in the United States or the importation of the generic IR components from foreign markets could adversely affect the commercial potential for our product candidates and adversely affect our overall business and financial results.

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

Our failure to successfully acquire, develop and market additional investigational product candidates or approved products would impair our ability to grow.

As part of our growth strategy, we may acquire, in-license, develop and/or market additional products and investigational product candidates. Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products.

The process of proposing, negotiating and implementing a license or acquisition of a product candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of product candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional product candidates on terms that we find acceptable, or at all.

In addition, future acquisitions may entail numerous operational and financial risks, including:

•                  exposure to unknown liabilities;

•                  disruption of our business and diversion of our management’s time and attention to develop acquired products or technologies;

•                  incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

•                  higher than expected acquisition and integration costs;

•                  increased amortization expenses;

•                  difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel;

•                  impairment of relationships with key suppliers or customers of any acquired businesses due to changes in management and ownership; and

•                  inability to retain key employees of any acquired businesses.

Further, any product candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All product candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a product candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we may acquire will be commercialized profitably or achieve market acceptance.

We may participate in new partnerships and other strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies and asset purchases. Additional potential transactions we may consider include a variety of different business arrangements, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us as an acquisition target. Any such transactions may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges, require additional expertise or disrupt our management or business, which could harm our operations and financial results.

As part of an effort to enter into significant transactions, we conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in the transaction. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. If we fail to realize the expected benefits from any transaction we may consummate, whether as a result of unidentified risks, integration difficulties, regulatory setbacks or other events, our business, results of operations and financial condition could be adversely affected.

Setbacks and consolidation in the pharmaceutical and biotechnology industries, and our or our collaborators’ inability to obtain third-party coverage and adequate reimbursement, could make partnering more difficult and diminish our revenues.

Setbacks in the pharmaceutical and biotechnology industries, such as those caused by safety concerns relating to high-profile drugs like Avandia, Vioxx and Celebrex, or drug candidates, as well as competition from generic drugs, litigation, and industry consolidation, may have an adverse effect on us. For example, pharmaceutical companies may be less willing to enter into new collaborations or continue existing collaborations if they are integrating a new operation as a result of a merger or acquisition or if their therapeutic areas of focus change following a merger. Moreover, our and our collaborators’ ability to commercialize any of our drugs that may be approved will depend in part on government regulation and the availability of coverage and adequate reimbursement from third-party payers, including private health insurers and government payers, such as the Medicaid and Medicare programs, increases in government-run, single-payer health insurance plans and compulsory licenses of drugs. Government and third-party payers are increasingly attempting to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. Given the continuing discussion regarding the cost of healthcare, managed care, universal healthcare coverage and other healthcare issues, we cannot predict with certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on our business. These efforts may limit our commercial opportunities by reducing the amount a potential collaborator is willing to pay to license our programs or drug candidates in the future due to a reduction in the potential revenues from drug sales. Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our drug candidates for marketing. Adoption of such legislation and regulations could further limit pricing approvals for, and reimbursement of, drugs. A government or third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursements of, our drug candidates could limit market acceptance of such drugs.

We will need to obtain FDA approval of our proposed product name, Qnexa, and any failure or delay associated with such approval may adversely impact our business.

Any name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. If the FDA objects to the product name Qnexa, we may be required to adopt an alternative name for our initial product candidate. If we adopt an alternative name, we would lose the benefit of our existing trademark applications for Qnexa and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA, which could cause delays that would adversely impact our business. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Risks Relating to our Financial Position and Need for Financing

We require additional capital for our future operating plans, and we may not be able to secure the requisite additional funding on acceptable terms, or at all, which would force us to delay, reduce or eliminate product development programs or commercialization efforts.

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least into 2010. However, we anticipate that we will be required to obtain additional financing to fund the development of our research and development pipeline in future periods as well as to support the possible launch of any future products. Our future capital requirements will depend upon numerous factors, including:

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

•                  the establishment of collaborations, sublicenses and strategic alliances and the related costs including milestone payments;

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

•                  the health care reimbursement system or the impact of healthcare reform, if any, imposed by the new administration; and

•                  the activities of competitors.

Future capital requirements will also depend on the extent to which we acquire or invest in additional complementary businesses, products and technologies. We currently have no commitments or agreements relating to any of these types of transactions.

We have substantially less money than we need to develop our compounds into commercially available drugs. It takes many years and potentially hundreds of millions of dollars to successfully develop a pre-clinical or early clinical compound into a marketed drug, and our efforts may not result in any additional marketed drugs, aside from MUSE. We will need additional funds or a partner to bring our most advanced investigational drug candidate, Qnexa, to market, if ever.

To obtain additional capital when needed, we will evaluate alternative financing sources, including, but not limited to, the issuance of equity or debt securities, corporate alliances, joint ventures and licensing agreements. However, there can be no assurance that funding will be available on favorable terms, if at all. We are continually evaluating our existing portfolio and we may choose to divest, sell or spin-off one or more of our products or investigational product candidates at any time. We cannot assure you that we will successfully develop our investigational product candidates under development or, if successfully developed or approved, that our products will generate revenues sufficient to enable us to earn a profit. If we are unable to obtain additional capital, management may be required to explore alternatives to reduce cash used by operating activities, including the termination of research and development efforts that may appear to be promising to us, the sale of certain assets and the reduction in overall operating activities. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts.

Raising additional funds by issuing securities will cause dilution to existing stockholders and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. We have financed our operations, and we expect to continue to finance our operations, primarily by issuing and selling our common stock. In light of our need for additional financing, we may issue additional shares of common stock that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline.

We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful and are forced to seek the protection of bankruptcy laws. In addition, debt financing typically contains covenants that restrict operating activities. Our loan with Crown Bank, N.A., is secured by the land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown. Additionally, our intellectual property and all of the accounts receivable, inventory and equipment arising out of or relating to MUSE and avanafil are collateral for the Deerfield transaction, which also contains a variety of covenants, including requiring us to use commercially reasonable efforts to preserve our intellectual property, manufacture, promote and sell MUSE, and develop avanafil. Any future debt financing we enter into may involve similar or more onerous covenants that restrict our operations.

If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our current product candidates, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. If adequate funds are not available, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and we may be required to delay, significantly curtail or eliminate the development of one or more of our product candidates.

The current global economic environment poses severe challenges to our business strategy, which relies on access to capital from the markets and our collaborators.

The global economy, including credit markets and the financial services industry, has been experiencing a period of substantial turmoil and uncertainty. These conditions have generally made equity and debt financing more difficult to obtain, and may negatively impact our ability to complete financing transactions. The duration and severity of these conditions is uncertain, as is the extent to which they may adversely affect our business and the business of current and prospective collaborators and vendors. If the global economy does not improve or worsens, we may be unable to secure additional funding to sustain our operations or to find suitable partners to advance our internal programs, even if we receive positive results from our research and development or business development efforts.

The investment of our cash balance and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

At June 30, 2009, we had $27.8 million in cash and cash equivalents and $116.4 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities, in accordance with our investment policy approved by the Board of Directors. The investment policy has the primary investment objectives of preservation of principal while at the same time maximizing yields without significantly increasing risk; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. Certain of these securities are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the continuing economic turmoil that has affected various sectors of the financial markets and caused credit and liquidity issues. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

Our available-for-sale investment securities were $116.4 million and represented 72% of our total condensed consolidated assets at June 30, 2009. These securities are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and it is written down to fair value and the loss is charged to income.

In accordance with recent guidance, we concluded that we intend to sell our debt securities before any potential cost recovery. Therefore, any further declines in market value below cost will result in an other-than-temporary loss.

The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. We recorded charges for other-than-temporary impairment of securities of $113,000 during the quarter ended June, 2009, and $557,000 during the six months ended June 30, 2009. We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be charged to income in future periods.

The holders of our stock and other securities may take actions that are contrary to your interests, including selling their stock.

A small number of our stockholders hold a significant amount of our outstanding stock. These stockholders may support competing transactions and have interests that are different from yours. Sales of a large number of shares of our stock by these large stockholders or other stockholders within a short period of time could adversely affect our stock price.

Capital appreciation, if any, of our common stock will be your sole source of gain on an investment in our stock for the foreseeable future.

We have paid no cash dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

We may become involved in securities class action litigation that could divert management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect our business.

We have an accumulated deficit of $199.8 million as of June 30, 2009 and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $199.8 million for the period from our inception through June 30, 2009, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

We believe we are due a refund of approximately $1.4 million pursuant to Section 736(d)(1)(C) of the Federal Food, Drug and Cosmetic Act, or FDC Act from the FDA for product and establishment fees paid in 2007 and 2008 on the basis that the fees paid exceed the anticipated present and future costs incurred by the FDA in conducting the process for the review of human drug applications for VIVUS, Inc. To date, we have collected $1.3 million from the FDA. We believe that we will collect these remaining refund amounts from the FDA; however, should we be unable to collect on these claims, we will be required to reverse all or some part of these remaining receivables.

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

In addition, we develop, test and manufacture drugs that are used by humans. We face an inherent risk of product liability exposure related to the testing of our drug candidates in clinical trials. An individual may bring a liability claim against us if one of our drug candidates or drugs causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against a product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•      decreased demand for our drug;

•      injury to our reputation;

•      withdrawal of clinical trial subjects;

•      costs of related litigation;

•      substantial monetary awards to subjects or other claimants;

•      loss of revenues; and

•      the inability to commercialize our drug candidates.

Damages awarded in a product liability action could be substantial and could have a negative impact on our financial condition. Whether or not we were ultimately successful in product liability litigation, such litigation would consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which would impair our business.

Risks Relating to an Investment in our Common Stock

Our stock price has been and may continue to be volatile.

The market price of our common stock has been volatile and is likely to continue to be so. The market price of our common stock may fluctuate due to factors including, but not limited to:

•                  results within the clinical trial programs for Qnexa and avanafil or other results or decisions affecting the development of our investigational drug candidates;

•                  announcements of technological innovations or new products by us or our competitors;

•                  announcements of Phase 3 data of other obesity compounds in development;

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

•                  sales by insiders;

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

•                  deviations in our operating results from the estimates of securities analysts or other analyst comments;

•                  discussions of us or our stock price by the financial and scientific press and in online investor communities;

•                  developments or disputes concerning patents or other proprietary rights;

•                  licensing, product or patent litigation; and

•                  public concern as to the safety of products developed by us.

These factors and fluctuations, as well as political and other market conditions, may adversely affect the market price of our common stock. Securities class action litigation is often brought against a company following periods of volatility in the market price of its securities. We may be the target of similar litigation. Securities litigation, whether with or without merit, could result in substantial costs and divert management’s attention and resources, which could harm our business and financial condition, as well as the market price of our common stock.

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

Our stock price could decline significantly based on the results and timing of clinical trials and pre-clinical studies of, and decisions affecting, our most advanced drug candidates.

The results and timing of clinical trials and pre-clinical studies can affect our stock price. Pre-clinical studies include experiments performed in test tubes, in animals, or in cells or tissues from humans or animals. These studies include all drug studies except those conducted in human subjects, and may occur before or after initiation of clinical trials for a particular compound. Results of clinical trials and pre-clinical studies of Qnexa, avanafil or our other drug candidates may not be viewed favorably by us or third parties, including investors, analysts, potential collaborators, the academic and medical community, and regulators. The same may be true of how we design the development programs of our most advanced drug candidates and regulatory decisions (including by us or regulatory authorities) affecting those development programs. Biotechnology company stock prices have declined significantly when such results and decisions were unfavorable or perceived negatively or when a drug candidate did not otherwise meet expectations.

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

Future sales of our common stock may depress our stock price.

Sales of our stock by our executive officers and directors, or the perception that such sales may occur, could adversely affect the market price of our stock. We have also registered all common stock that we may issue under our employee benefits plans. As a result, these shares can be freely sold in the public market upon issuance, subject to restrictions under the securities laws. Some of our executive officers have adopted trading plans under SEC Rule 10b5-1 to dispose of a portion of their stock. Any of our executive officers or directors may adopt such trading plans in the future. If any of these events cause a large number of our shares to be sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

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

Risks Relating to our Transaction with Deerfield Management Company, L.P. and Affiliates

Simultaneously with the sale of securities to funds affiliated with Deerfield or the Deerfield Affiliates, on April 15, 2008, we entered into the Funding and Royalty Agreement, or FARA, an Option and Put Agreement, or the OPA, and a Security Agreement with the Deerfield Sub, a newly incorporated subsidiary of Deerfield. The FARA and OPA were amended on March 16, 2009. We also entered into a Security Agreement with the shareholders of the Deerfield Sub. Under the terms of the FARA, the Deerfield Sub made $3.3 million payments to us in April, September and December 2008 and February and June 2009 and will make one quarterly payment of approximately $3.3 million, thereafter. As part of the funding arrangement, we have agreed to continue our development of avanafil, our oral PDE5i for the Deerfield Sub. The FARA also provides that we will pay royalties on the net MUSE sales on a quarterly basis. Under the FARA, the royalty payments continue for 10 years. There are no minimum royalties due; however, we have agreed to maintain the promotion of MUSE consistent with our prior efforts. The OPA provides that we may purchase all the outstanding shares of the Deerfield Sub, thus ending any further royalty payments. The OPA allows for the purchase of the shares of the Deerfield Sub by us for $23 million on a net basis through the first three years and $26 million net from the third to fourth year. The purchase amounts are net of the $2 million premium paid to Deerfield Affiliates for the call option. We have no ability to repurchase the shares after the fourth year. The OPA provides that Deerfield Affiliates can force a sale of all the shares of the Deerfield Sub to us beginning after the third year through the tenth year. The timing on the sale of the shares could be accelerated under certain conditions including a change-in-control, sale of MUSE or avanafil, sale of major assets and the sale of securities in a transaction or a series of related transactions by us that exceed 20% of our outstanding common stock at the date the OPA was signed if at the time of the sale our market capitalization is below $300 million, or each, a Major Transaction. Under these conditions, the cost of the shares of the Deerfield Sub would be $23 million before the third anniversary and $26 million from the third to tenth anniversary. The sale of the shares of the Deerfield Sub could also accelerate if our cash, cash equivalents and available for sale securities falls below $15 million or our market capitalization falls below $50 million. As security for the payment of royalties we have pledged certain unencumbered MUSE and avanafil assets to the Deerfield Sub. As security for the payment under the forced purchase of shares of the Deerfield Sub to us, we have pledged certain unencumbered MUSE and avanafil assets to Deerfield Affiliates.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the stockholders of VIVUS, Inc. was held on June 26, 2009 at our principal executive office. Matters voted on at that meeting were (i) the election of six (6) directors, (ii) approval of an amendment to the 2001 Stock Option Plan, as amended, to increase the number of authorized shares reserved for issuance under the 2001 Stock Option Plan by 1,000,000 shares, and (iii) the confirmation of the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent auditor for the year ending December 31, 2009.

Proposal I.  Election of Directors

Tabulations for each individual director were as follows:

DIRECTOR	FOR	WITHHELD
Virgil A. Place, MD	60,512,971	4,159,910
Leland F. Wilson	63,308,791	1,364,090
Mark B. Logan	57,612,418	7,060,463
Charles J. Casamento	61,264,243	3,408,638
Linda M. Dairiki Shortliffe, MD	57,876,326	6,796,555
Graham Strachan	57,873,931	6,798,950

No directors had continuing terms without election.

Proposal II. Approval of an amendment to the 2001 Stock Option Plan, as amended, to increase the number of authorized shares reserved for issuance under the 2001 Stock Option Plan by 1,000,000 shares.

Tabulations for the confirmation of the approval of an amendment to the 2001 Stock Option Plan, as amended, to increase the number of authorized shares reserved for issuance under the 2001 Stock Option Plan by 1,000,000 shares were as follows:

FOR	AGAINST	WITHHELD
17,046,602	29,986,885	963,747

There were 16,675,647 Broker Non-Votes.

Proposal III. Ratification of the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as independent registered public accounting firm of VIVUS, Inc. for the fiscal year ending December 31, 2009.

Tabulations for the confirmation of the appointment of Odenberg, Ullakko, Muranishi & Co. LLP as the Company’s independent auditor for the year ending December 31, 2009 were as follows:

FOR	AGAINST	WITHHELD
60,797,129	3,617,222	258,530

There were no Broker Non-Votes.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The list of Exhibits as required by Item 601 of Regulation S-K.

A. EXHIBITS:

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(4)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated July 31, 2009, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated July 31, 2009, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.

(5)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2009	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Vice President, Finance and Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
President and Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(4)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated July 31, 2009, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated July 31, 2009, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.

(5)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.