Form 10-Q
period 2009-09-30
VIVUS INC
filed 2009-11-04
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At October 23, 2009, 80,549,780 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30 2009	December 31 2008*
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$127,819	$66,121
Available-for-sale securities	99,096	121,789
Accounts receivable, (net of allowance for doubtful accounts of $22 and $23 at September 30, 2009 and December 31, 2008, respectively)	2,347	4,157
Inventories, net	2,760	3,041
Prepaid expenses and other assets	3,634	3,744
Total current assets	235,656	198,852
Property, plant and equipment, net	6,104	6,726
Restricted cash	700	700
Available-for-sale securities	—	1,344
Total assets	$242,460	$207,622
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,208	$17,205
Accrued product returns	2,660	2,865
Accrued research and clinical expenses	5,468	6,435
Accrued chargeback reserve	628	1,379
Accrued employee compensation and benefits	2,935	2,394
Accrued and other liabilities	3,149	1,836
Deferred revenue	462	31,858
Total current liabilities	22,510	63,972

Notes payable-net of current portion	20,104	11,177
Deferred revenue	914	1,260
Total liabilities	43,528	76,409

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 200,000 shares authorized; 80,548 and 69,667 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	81	70
Additional paid-in capital	419,547	310,558
Accumulated other comprehensive income	152	354
Accumulated deficit	(220,848)	(179,769)
Total stockholders’ equity	198,932	131,213
Total liabilities and stockholders’ equity	$242,460	$207,622

*                    Derived from audited consolidated financial statements filed in the Company’s 2008 Annual Report on Form 10-K.

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2009	2008	2009	2008

Revenue:
United States product, net	$3,864	$3,774	$8,125	$7,785
International product	456	657	1,525	2,511
License and other revenue	115	21,046	31,742	63,138
Total revenue	4,435	25,477	41,392	73,434
Operating expenses:
Cost of goods sold and manufacturing expense	2,609	2,547	8,089	8,263
Research and development	17,174	15,590	57,501	54,296
Selling, general and administrative	5,008	4,502	14,974	13,099
Total operating expenses	24,791	22,639	80,564	75,658

Income (loss) from operations	(20,356)	2,838	(39,172)	(2,224)

Interest (expense) income:
Interest income	660	1,248	1,686	4,681
Interest expense	(1,270)	(282)	(2,930)	(589)
Other-than-temporary loss on impaired securities	(97)	(3,533)	(654)	(5,100)
Total interest expense	(707)	(2,567)	(1,898)	(1,008)
Income (loss) before provision for income taxes	(21,063)	271	(41,070)	(3,232)

Provision for income taxes	(3)	(5)	(9)	(15)
Net income (loss)	(21,066)	266	(41,079)	(3,247)
Other comprehensive loss:
Unrealized loss on securities	(117)	(887)	(202)	(933)
Comprehensive loss	$(21,183)	$(621)	$(41,281)	$(4,180)

Net income (loss) per share:
Basic and diluted	$(0.30)	$0.00	$(0.59)	$(0.05)
Shares used in per share computation:
Basic	70,942	66,122	70,149	61,801
Diluted	70,942	67,784	70,149	61,801

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(UNAUDITED)

	Nine Months Ended September 30
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,079)	$(3,247)
Adjustments to reconcile net loss to net cash used for operating activities:
Provision for doubtful accounts	(1)	52
Provision for obsolete inventory	487	—
Depreciation	868	856
Net realized gain on investments	(828)	(175)
Other-than-temporary loss on impaired securities	654	5,100
Share-based compensation expense	3,815	3,679
Changes in assets and liabilities:
Accounts receivable	1,811	1,635
Inventories	(206)	(541)
Prepaid expenses and other assets	110	1,772
Accounts payable	(9,997)	1,720
Accrued product returns	(205)	112
Accrued research and clinical expenses	(967)	5,438
Accrued chargeback reserve	(751)	(924)
Accrued employee compensation and benefits	541	171
Deferred revenue	(31,742)	(63,137)
Accrued and other liabilities	1,304	(171)
Net cash used for operating activities	(76,186)	(47,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(246)	(284)
Investment purchases	(109,629)	(39,667)
Proceeds from sale/maturity of securities	133,638	67,546
Net cash provided by investing activities	23,763	27,595

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	10,000	4,222
Payments of notes payable	(1,064)	(738)
Exercise of common stock options	2,292	1,402
Sale of common stock through employee stock purchase plan	185	141
Net proceeds from issuance of common stock	102,708	73,387
Net cash provided by financing activities	114,121	78,414

NET INCREASE IN CASH AND CASH EQUIVALENTS	61,698	58,349
CASH AND CASH EQUIVALENTS:
Beginning of period	66,121	37,838
End of period	$127,819	$96,187

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. During the second quarter of fiscal 2009, the Company adopted Statement of Financial Accounting Standards No. 165, Subsequent Events, as codified in the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC, topic 855, Subsequent Events, or ASC 855. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of ASC 855 did not impact the Company’s financial position or results of operations. Management has evaluated all events or transactions that occurred after September 30, 2009 up through the time of filing on November 3, 2009, the date these condensed consolidated financial statements were issued. During this period, there were no material subsequent events that require disclosure in the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008, as filed on March 11, 2009 with the Securities and Exchange Commission, or SEC. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

International

The Company has supply agreements with Meda AB, or Meda, to market and distribute MUSE internationally in some Member States of the European Union. In Canada, the Company entered into a license and supply agreement with Paladin Labs, Inc., or Paladin, for the marketing and distribution of MUSE. Sales to Meda for 2008, 2007 and 2006 were 93%, 95.8% and 91.7% of international sales, respectively. The balance of international sales was made to Paladin.

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

The Company initially received a $1.5 million upfront payment in connection with the international supply agreement signed with Meda in September 2002. In January 2006, the Company also received a milestone payment from Meda of $2 million. The milestone payment provides Meda with the right to continue to sell and distribute MUSE in its European Union territories. These amounts were recorded as deferred revenue and are being recognized ratably over the term of the supply agreement. Through September 30, 2009, $2.2 million has been recognized as revenue.

License and Other Revenue

The Company recognizes license revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables, as codified in FASB ASC topic 605, Revenue Recognition, or ASC 605. Revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered item has standalone value to the customer, and whether there is objective, reliable evidence of the fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria are identified and applied to each of the units.

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

Accordingly, the delivered items, together with the undelivered items, were treated as one unit of accounting. Since the deliverables were treated as a single unit of accounting, the total cash received, $150 million, was recognized as revenue on a pro-rata basis over the term of the last deliverable, which in this case was the license to improvements that expired on May 15, 2009. As a result, the initial $10 million paid at closing and the $140 million paid upon FDA Approval were recorded as deferred revenue and have been recognized as revenue ratably over the remaining 21.5-month term of the license to improvements, from August 1, 2007 to May 15, 2009. All of the revenue deferred from the Evamist sale has now been recognized.

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

3. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation in accordance with SFAS No. 123R, Share-Based Payment, as codified in FASB ASC topic 718, Compensation – Stock Compensation, or ASC 718, which was adopted January 1, 2006, utilizing the modified prospective transition method.

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and nine months ended September 30, 2009 and 2008 was comprised as follows (in thousands, except per share data) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of goods sold and manufacturing expense	$177	$156	$532	$446
Research and development	206	321	731	1,138
Selling, general and administrative	854	553	2,552	2,095
Share-based compensation expense before taxes	1,237	1,030	3,815	3,679
Related income tax benefits	—	—	—	—
Share-based compensation expense, net of taxes	$1,237	$1,030	$3,815	$3,679
Basic and diluted per common share	$0.02	$0.02	$0.05	$0.06

4. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at September 30, 2009 and December 31, 2008 are presented in the tables that follow:

As of September 30, 2009 (in thousands) (unaudited):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$127,819	$127,819	$—	$—
U.S. Treasury securities	—	—	—	—
Total cash and cash equivalents	$127,819	$127,819	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and debt securities of U.S. government agencies	$97,766	$97,830	$64	$—
Corporate bonds	—	—	—	—
Asset backed and other securities	1,178	1,266	88	—
Total available-for-sale securities	$98,944	$99,096	$152	$—

As of December 31, 2008 (in thousands):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$66,121	$66,121	$—	$—
Total cash and cash equivalents	$66,121	$66,121	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and debt securities of U.S. government agencies	$100,061	$100,412	$351	$—
Corporate bonds	8,393	8,387	—	(6)
Asset backed and other securities	12,981	12,990	10	(1)
Total available-for-sale securities	$121,435	$121,789	$361	$(7)

Available-for-sale securities, non-current	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Corporate bonds	$1,067	$1,067	$—	$—
Asset backed and other securities	277	277	—	—
Total available-for-sale securities, non current	$1,344	$1,344	$—	$—

The following table summarizes the Company’s available-for-sale securities by the contractual maturity date as of September 30, 2009 (in thousands) (unaudited):

	Amortized Cost	Estimated Fair Value
Due within one year	$97,766	$97,830
Due within one year to two years	—	—
*No single maturity date	1,178	1,266
	$98,944	$99,096

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

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

The following table summarizes the net realized gains (losses) on available-for-sale securities for the periods presented (in thousands) (unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Realized gains	$675	$91	$1,380	$245
Realized losses	(144)	(5)	(552)	(70)
Net realized gains	$531	$86	$828	$175

During the three and nine months ended September 30, 2009, we sold and received paydowns totaling $5.8 million and $23 million of fixed income securities, which resulted in net realized gains of $531,000 and $828,000, respectively. In the ordinary course of business, we may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

At September 30, 2009 we did not have any available-for-sale securities that were in an unrealized loss position. At December 31, 2008, we had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
December 31, 2008	Losses	Value	Losses	Value

Corporate bonds	$(6)	$231	$—	$—
Asset backed and other securities	(1)	1,144	—	—
Total	$(7)	$1,375	$—	$—

The gross unrealized losses reported above for December 31, 2008 were primarily caused by general fluctuations in market interest rates from the respective purchase date of these securities through the end of those periods.

As of September 30, 2009 and December 31, 2008, the temporary unrealized gains on available-for-sale securities, net of tax, of $152,000 and $354,000, respectively, were included in accumulated other comprehensive income in the accompanying unaudited condensed consolidated balance sheets. As of September 30, 2009, a significant portion of the available-for-sale securities that the Company held were investment grade.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, FSP SFAS 115-2 and SFAS 124-4, Recognition and Presentation of Other-than-Temporary Impairments (“FSP 115-2/SFAS 124-2”) and SAB Topic 5M, Accounting for Non-current Marketable Equity Securities, as codified in FASB ASC topic 320, Investments — Debt and Equity Securities, or ASC 320, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. FSP 115-2/124-2 is effective for all periods ending after June 15, 2009 and provides additional guidance designed to create a greater clarity and consistency in accounting for and presenting impairment losses on securities. In reviewing its non-U.S. Government available-for-sale securities, the Company concluded that it intends to sell the debt securities before recovering their costs. Therefore, in accordance with the above recent guidance, the Company recognized an “other-than-temporary” impairment of $97,000 and $654,000 on these securities during the three months and nine months ended September 30, 2009, respectively. The Company included this non-cash impairment charge in other-than-temporary loss on impaired securities in the condensed consolidated statements of operations and other comprehensive loss. These securities covered a number of industries. If market, industry, and/or investee conditions deteriorate, the Company may incur further impairments.

Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, as codified in FASB ASC 820, Fair Value Measurements and Disclosures, or ASC 820, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Broadly, the SFAS 157 framework clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

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

Recent guidance included in FSP 157-3 and FSP 157-4 clarifies the application of SFAS 157 in an inactive market. FSP 157-3 addresses application issues such as how management’s internal assumptions should be considered in measuring fair value when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. FSP 157-3 was effective upon issuance. FSP 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability has significantly decreased.

The following fair value hierarchy tables present information about the Company’s assets (cash and cash equivalents and available-for-sale securities) measured at fair value on a recurring basis as of September 30, 2009 (in thousands) (unaudited):

	Basis of Fair Value Measurements
	Balance at September 30, 2009	Level 1	Level 2	Level 3
Cash and cash equivalents and available-for-sale securities:
Cash and money market funds	$127,819	$127,819	$—	$—
U.S. Treasury securities	97,830	97,830	—	—
Asset backed and other securities	1,266	—	1,266	—
Total	$226,915	$225,649	$1,266	$—

Reported as:
Cash and cash equivalents	$127,819
Available-for-sale securities	99,096
Total	$226,915

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

The following tables present additional information about Level 3 assets measured at fair value on a recurring basis. Unobservable inputs are used to determine the fair value of positions that the Company has classified within the Level 3 category. The types of instruments valued based on Level 3 inputs include five structured investment vehicles (SIVs) and two residential and commercial mortgage asset backed securities issued in the United States.

These Level 3 securities were valued using an independent pricing source that used their proprietary models. The Company reviewed the inputs and assumptions used in these fair value models for reasonableness. The Company valued these seven securities at $0 at September 30, 2009 and believes that the fair values are consistent with the principles of SFAS 157.

The changes in Level 3 assets measured at fair value on a recurring basis for the three and nine months ended September 30, 2009 were (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Activity for the Three Months Ended September 30, 2009 (unaudited)	Corporate bonds	Asset backed and other securities	Total
Balance at June 30, 2009	$89	$1,465	$1,554
Total realized/unrealized gains/(losses) included in net income/(loss)	(75)	157	82
Total unrealized gains/(losses) included in other comprehensive income/(loss)	—	(18)	(18)
Purchases, sales, issuances, and settlements, net	(14)	(1,604)	(1,618)
Transfers out of Level 3 (a)	—	—	—
Transfers into Level 3 (a)	—	—	—
Balance at September 30, 2009	$—	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Activity for the Nine Months Ended September 30, 2009 (unaudited)	Corporate bonds	Asset backed and other securities	Total
Balance at December 31, 2008	$449	$1,865	$2,314
Total realized/unrealized gains/(losses) included in net income/(loss)	248	(47)	201
Total unrealized gains/(losses) included in other comprehensive income/(loss)	—	(1)	(1)
Purchases, sales, issuances, and settlements, net	(697)	(2,276)	(2,973)
Transfers out of Level 3 (a)	—	—	—
Transfers into Level 3 (a)	—	459	459
Balance at September 30, 2009	$—	$—	$—

(a)               Transfers out of Level 3 are considered to occur at the beginning of the period. Transfers into Level 3 are considered to occur at the end of the period. Transfers into Level 3 were a result of increased use of input data that could not be validated with other market data, resulting from continued deterioration in the credit markets.

The following table presents the amounts of other-than-temporary losses and change in unrealized gains/(losses) for the three and nine months ended September 30, 2009 relating to those available-for-sale securities for which the Company utilized significant Level 3 inputs to determine fair value and that were still held by the Company at September 30, 2009 (in thousands):

For the Three Months Ended September 30, 2009 (unaudited)
Total other-than-temporary loss on impaired securities for the period	$(84)

Decrease in unrealized gains on securities still held at reporting date	$—

For the Nine Months Ended September 30, 2009 (unaudited)
Total other-than-temporary loss on impaired securities for the period	$(275)

Increase in unrealized gains on securities still held at reporting date	$—

As of September 30, 2009, the Company does not have any liabilities that are measured at fair value on a recurring basis.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2009.

5. INVENTORIES

Inventories are recorded net of reserves of $2 million and $1.4 million as of September 30, 2009 and December 31, 2008, respectively. Inventory balances, net of reserves, consist of (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Raw materials and component parts	$1,785	$2,719
Work in process	83	40
Finished goods	892	282
Inventory, net	$2,760	$3,041

As noted above, the Company has recorded significant reserves against the carrying value of its inventory of raw material and certain component parts. The reserves relate primarily to inventories that the Company estimated would have no future use. The Company determined that it likely would continue to use some portion of the fully reserved component parts in production. The Company used $73,000 and $62,000 of its fully reserved component parts inventory during the first nine months of 2009 and 2008, respectively. When the Company records inventory reserves, it establishes a new, lower cost basis for the inventory for accounting purposes. Accordingly, to the extent that this fully reserved inventory was used in production in the first nine months of 2009 and 2008, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold. The original cost of the fully reserved inventory related to component parts is $537,000 as of September 30, 2009, and the Company intends to continue to use this reserved component parts inventory in production when appropriate. In the second quarter of 2009, the Company established a raw material reserve of $487,000 for a portion of its existing inventory of alprostadil that has exceeded its shelf life and is no longer usable in the manufacturing of MUSE.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of September 30, 2009 and December 31, 2008, respectively, consist of (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Receivable from Food and Drug Administration	$2,141	$1,877
Refundable federal income taxes	—	156
Prepaid clinical studies	423	200
Interest receivable	281	368
Prepaid insurance	152	448
Other prepaid expenses and assets	637	695
Total	$3,634	$3,744

The Company paid product and establishment fees for its marketed product, MUSE, for the fiscal year 2008 of $653,000 (which was paid to the FDA in October 2007), for the fiscal year 2009 of $712,000 (which was paid to the FDA in September 2008) and for the fiscal year 2010 of $776,000 (which was paid in September 2009). The Company believes it is due a refund pursuant to Section 736(d)(1)(C) of the Federal Food, Drug and Cosmetic Act, or FDC Act, on the basis that the fees paid by the Company exceed the anticipated present and future costs incurred by the FDA in conducting the process for the review of the Company’s human drug applications for VIVUS, Inc. The Company also paid product and establishment fees for MUSE for fiscal year 2007 in October 2006, for which it received a refund of $525,000 in May 2009, on this same basis. In addition, the Company paid an application fee to the FDA in September 2006 for the NDA for Evamist of $767,000, for which it received a refund in April 2008, again, on this same basis.

7. DEERFIELD FINANCING

On April 3, 2008, the Company entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of the agreements were amended and restated on March 16, 2009. Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from a Funding and Royalty Agreement, or FARA, entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of the Company’s common stock under a securities purchase agreement. Under the FARA, the Deerfield Sub made $3.3 million payments to the Company in April, September and December 2008 and February, June and September 2009, constituting all of the required payments under the FARA. The Company will pay royalties on the current net sales of MUSE and if approved, on future sales of avanafil, an investigational product candidate, to the Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring the Company to use commercially reasonable efforts to preserve its intellectual property, manufacture, promote and sell MUSE, and develop avanafil.

The agreements also provide the Company with an option to purchase, and the Deerfield Affiliates with an option to compel the Company to purchase, or put right, the Deerfield Sub holding the royalty rights. If the Company exercises its right to purchase the Deerfield Sub, the net price will be $23 million if exercised before April 3, 2011, or $26 million if exercised after April 3, 2011 but before April 3, 2012 (the purchase prices are subject to other adjustments as defined in the agreement). After April 3, 2011, the Deerfield Affiliates may exercise the right to compel the Company to purchase the Deerfield Sub at a price of $17 million. This price could increase up to $26 million, and the timing of the sale of the shares could be accelerated under certain conditions including a change-in-control, sale of MUSE or avanafil, sale of major assets and the sale of securities in a transaction or a series of related transactions by the Company that exceed 20% of the Company’s outstanding common stock at the date the Option and Put Agreement was signed if at the time of the sale the Company’s market capitalization is below $300 million (each, a Major Transaction). Under these conditions, the cost of the shares of the Deerfield Sub would be $23 million on or before April 3, 2011 and $26 million from April 3, 2011 through April 3, 2018. The sale of the shares of the Deerfield Sub could also accelerate if the Company’s cash, cash equivalents and available for sale securities falls below $15 million or the Company’s market capitalization falls below $50 million. The purchase prices under the put right are subject to other adjustments as defined in the agreements. If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, the Company paid $2 million to the Deerfield Affiliates. The Company’s intellectual property and all of the accounts receivable, inventory and machinery and equipment arising out of or relating to MUSE and avanafil are collateral for this transaction. At September 30, 2009, substantially all of the accounts receivable, inventory and machinery and equipment on the Company’s condensed consolidated balance sheet relates to MUSE and serves as collateral for this transaction.

The Company has evaluated the Deerfield financing in accordance with FASB Financial Interpretation No., or FIN, 46(R), Consolidation of Variable Interest Entities, or FIN 46R, as codified in FASB ASC topic 810, Consolidation, or ASC 810, and determined that the Deerfield Sub may constitute a Variable Interest Entity, or VIE; however, the Company has also determined that it is not the primary beneficiary of this VIE at this time and has therefore concluded that the Company is not required to consolidate the Deerfield Sub (see Note 8: “Notes Payable”).

8. NOTES PAYABLE

Deerfield Financing

In accordance with Emerging Issues Task Force (EITF) Issue 88-18, Sale of Future Revenues, as codified in FASB ASC 605, the FARA transaction is in substance a financing arrangement, or loan, that will be repaid by the Company. The minimum repayment amount would be $17 million, the amount of the unconditional put option held by the Deerfield Affiliates, plus royalties paid during the term of the agreement on sales of MUSE and, if approved, avanafil. Accordingly, the Company has recorded the advances from the Deerfield Affiliates, net of the $2 million option right payment and related fees and expenses, as a loan. The Company has received all of the required advances under the financing arrangement and has recorded this as a loan. The loan amount is lower than the contractual amounts owed if the Company exercises its call option of $23 million to $26 million, or if the Deerfield Affiliates require the Company to purchase the shares as a result of a “Major Transaction” (see Note 7: “Deerfield Financing”). Using the interest method under APB Opinion No. 21, Interest on Receivables and Payables, as codified in FASB ASC topic 835, Interest, subtopic 30, Imputation of Interest or ASC 835-30, interest expense on the loan will be calculated and recognized over three years, which is the estimated term of the loan based on the earliest date that the Deerfield Affiliates could require the Company to repay the amounts advanced. The Deerfield Affiliates will receive a quarterly payment based on net sales of MUSE. The initial imputed effective annual interest rate on the financing was approximately 32% as calculated based upon quarterly advances under the FARA, up to a loan balance of $17 million, offset by the estimated quarterly royalty payments to the Deerfield Affiliates. The imputed interest rate was revised to 33% at December 31, 2008 based on the actual royalty payments made and the timing of payments and advances in 2008. The imputed effective interest rate is utilized for purposes of calculating the interest expense only and does not reflect the amount of royalty paid to the Deerfield Affiliates on a quarterly basis. Quarterly royalty payments are based on a percentage of net MUSE sales at a rate substantially lower than the imputed effective interest rate used to calculate interest expense.

Crown Bank N.A. Loan

On January 4, 2006, VIVUS, Inc. and Vivus Real Estate LLC, a wholly owned subsidiary of VIVUS, Inc., jointly, the Company, entered into a Term Loan Agreement and a Commercial Mortgage Note, or the Agreements, with Crown Bank N. A., or Crown, secured by the land and buildings, among other assets, located at 735 Airport Road and 745 Airport Road in Lakewood, New Jersey, or the Facility. The Facility is the Company’s principal manufacturing facility, which the Company purchased on December 22, 2005. Under the Agreements, the Company borrowed $5,375,000 on January 4, 2006 from Crown payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% for the first nine months of 2009 and 2008. Because the interest rate is variable, and based on a market rate, the carrying value of the debt approximates fair value. The Agreements contain prepayment penalties, and a requirement to maintain a depository account at Crown with a minimum collected balance of $100,000 which, if not maintained, will result in an automatic increase in the interest rate on the note of one-half percent (0.5%). The Facility, assignment of rents and leases on the Facility, and a $700,000 Certificate of Deposit held by Crown, classified as restricted cash, serve as collateral for these Agreements.

Total long-term notes payable consist of the following (in thousands):

	September 30, 2009	December 31, 2008
	(unaudited)
Deerfield loan	$15,320	$6,277
Crown Bank N.A. loan	4,938	5,045
Total notes payable	20,258	11,322
Less current portion	(154)	(145)
Total long-term notes payable	$20,104	$11,177

Current portion of notes payable is included under the heading “Accrued and other liabilities”.

Future minimum principal payments of the long-term notes payable as of September 30, 2009 are as follows (in thousands):

As of September 30, 2009	Deerfield Loan	Crown Bank N.A. Loan	Total
Remainder of 2009	$—	$38	$38
2010	—	157	157
2011	15,320	169	15,489
2012	—	181	181
2013	—	197	197
Thereafter	—	4,196	4,196
Total	$15,320	$4,938	$20,258

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

In February 2004, the Company entered into exclusive licensing agreements with Acrux Limited, or Acrux, and a subsidiary of Acrux under which it agreed to develop and, if approved, commercialize Testosterone MDTS, or Luramist™, and Evamist in the United States for various female health applications. Under the terms of the agreements, the Company agreed to pay to Acrux for Luramist: licensing fees of $2 million, up to $3.3 million for the achievement of certain clinical development milestones, up to $3 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization.

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

The Company has entered into several agreements to license patented technologies that are essential to the development and production of the Company’s transurethral product for the treatment of erectile dysfunction. In connection with these agreements, the Company is obligated to pay royalties on product sales of MUSE (4% of United States and Canadian product sales and 3% of sales elsewhere in the world). In the first nine months of 2009 and 2008, the Company recorded royalty expenses of $357,000 and $461,000, respectively, as cost of goods sold and manufacturing expense.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company’s analysis of all available evidence, both positive and negative, as of September 30, 2009, it was considered more likely than not that the Company’s deferred tax assets would not be realized.

As of September 30, 2009, the Company believes that the amount of the deferred tax assets recorded on its condensed consolidated balance sheet would not ultimately be recovered. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it can recover its deferred tax assets.

11. SALE OF EVAMIST PRODUCT

On March 30, 2007, the Company entered into a definitive agreement with K-V to transfer the assets and grant a sublicense of its rights under the Company’s licensing agreement with Acrux related to Evamist, a metered-dose transdermal spray for the treatment of menopause symptoms, to K-V, or the Transaction. In August 2008, the Company assigned all of its rights and obligations under the Evamist license agreement to K-V. At the time of the sale, Evamist was an investigational product not yet approved by the FDA for marketing. Under the Transaction, the Company received an upfront payment of $10 million at the closing and, upon approval of the NDA for Evamist on July 27, 2007 and the transfer and assignment of the NDA submissions to K-V on August 1, 2007 received an additional $140 million.

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

12. NET INCOME (LOSS) PER SHARE

Net income (loss) per share is calculated in accordance with SFAS No. 128, Earnings per Share, as codified in FASB ASC topic 260, earnings Per Share, or ASC 260, which requires a dual presentation of basic and diluted earnings per share, or EPS. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the price exceeds the average market price over the period have an anti-dilutive effect on net income per share and, accordingly, are excluded from the calculation. When there is a net loss, other potentially dilutive common equivalent shares are not included in the calculation of net loss per share since their inclusion would be anti-dilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share follows (in thousands, except per share amounts) (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net income (loss)	$(21,066)	$266	$(41,079)	$(3,247)

Basic weighted-average shares outstanding	70,942	66,122	70,149	61,801
Dilutive effect of:
Options to purchase common stock	—	1,662	—	—

Diluted weighted-average shares outstanding	70,942	67,784	70,149	61,801

Net income (loss) per share:

Basic	$(0.30)	$0.00	$(0.59)	$(0.05)

Diluted	$(0.30)	$0.00	$(0.59)	$(0.05)

As the Company recognized a net loss for the three months ended September 30, 2009, and the nine months ended September 30, 2009 and 2008, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three months ended September 30, 2009, 2,805,787 options outstanding were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive. For the three months ended September 30, 2008, 1,040,257 options outstanding were not included in the computation of diluted net income per share for the Company because the effect would be anti-dilutive. For the nine months ended September 30, 2009, and 2008, respectively, 4,739,505 and 3,278,426 options outstanding were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

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

Future minimum lease payments under operating leases are as follows (in thousands):

Remainder of 2009	$128
2010	513
2011	257
Total	$898

Manufacturing Agreements

In November 2002, the Company entered into a manufacturing agreement to purchase alprostadil from a supplier beginning in 2003 and ending in 2008. In May 2007, the terms of the agreement were amended to require the purchase of a minimum total of $2.3 million of product from 2007 through 2011. The Company’s remaining commitment under this agreement is $1.5 million.

Other Agreements

The Company has entered into various agreements with clinical consultants and clinical research organizations to perform clinical studies on its behalf and at September 30, 2009, its remaining commitment under these agreements totaled $23.1 million. The Company has remaining commitments under various general and administrative services agreements totaling $1.9 million at September 30, 2009, including $1.3 million related to Leland F. Wilson’s Employment Agreement (see paragraph below). The Company has also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at September 30, 2009, its remaining commitment under these agreements totaled $5.4 million. The Company has entered into marketing promotion and related agreements for its erectile dysfunction product, MUSE. At September 30, 2009, its remaining commitment under these marketing agreements totaled $680,000.  In addition, the Company has entered into agreements related to the pre-commercialization of Qnexa for obesity.  The remaining commitments under these agreements totaled $886,000 at September 30, 2009.

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

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products and to its clinical research organizations and investigator sites against liabilities incurred in connection with any third-party claim arising from the work performed on behalf of the Company, among others. Historically, costs related to these indemnification provisions have not been significant and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

Pursuant to the terms of the Asset Purchase Agreement for the sale of the Evamist product to K-V, the Company made certain representations and warranties concerning its rights and assets related to Evamist and the Company’s authority to enter into and consummate the transaction. The Company also made certain covenants that survive the closing date of the transaction, including a covenant not to operate a business that competes, in the United States, and its territories and protectorates, with the Evamist product. See Note 17: “Legal Matters” for further information regarding Acrux.

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

14. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

During the first nine months of 2009 and 2008, sales to significant customers as a percentage of total revenues were as follows:

	2009	2008
Customer A	43%	36%
Customer B	30%	27%
Customer C	12%	12%
Customer D	11%	18%

The Company relies on third party sole source manufacturers to produce its clinical trial materials, components and raw materials. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality. Several of the Company’s manufacturers are sole source manufacturers where no alternative suppliers exist. In the three and nine months ended September 30, 2009, the Company expensed $4.7 million and $18.8 million, respectively, for services provided by one clinical research organization on the Qnexa Phase 3 studies, which represented 27% and 33% of the Company’s total research and development expenses for the quarter and nine months ended September 30, 2009, respectively. Separately, the Company expensed another $4.7 million and $14.6 million for services provided by another clinical research organization on the avanafil Phase 3 studies, which represented 28% and 25% of the Company’s total research and development expenses for the quarter and nine months ended September 30, 2009, respectively. In the three and nine months ended September 30, 2008, the Company expensed $10.3 million and $37.1 million, respectively, for services provided by one clinical research organization on the Qnexa Phase 3 studies, which represented 66% and 68%, respectively, of the Company’s total research and development expenses for the quarter and nine months ended September 30, 2008, respectively.

15. INTEREST INCOME, NET

The components of interest income, net were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Interest income	$129	$1,162	$858	$4,506
Realized gains on marketable securities, net	531	86	828	175
Interest income, net	$660	$1,248	$1,686	$4,681

16. EQUITY TRANSACTIONS

On April 3, 2008, the Company entered into several agreements with the Deerfield Affiliates (see Note 7: “Deerfield Financing”). Certain of these agreements were amended and restated on March 16, 2009. Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from a FARA and $10 million from the sale of the Company’s common stock under a securities purchase agreement. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of the Company’s common stock for an aggregate purchase price of $10 million and the Company paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately

$200,000 in certain expenses incurred in this transaction, registered under the shelf Registration Statement (File Number 333-135793), filed with the SEC on July 14, 2006. The number of shares was determined based on the volume weighted average price on the NASDAQ Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008.

On May 5, 2008, the Company filed with the SEC a shelf Registration Statement on Form S-3 (File Number 333-150649), that was declared effective by the SEC on May 29, 2008, providing the Company with the ability to offer and sell up to an aggregate of $150 million of common stock from time to time in one or more offerings. The terms of any such future offering would be established at the time of such offering.

On May 5, 2008, the Company filed a Form S-8 (File Number 333-150647), with the SEC registering 1,000,000 shares of common stock, par value $0.001 per share, under the 2001 Stock Option Plan, as amended.

On May 6, 2008, the Company filed with the SEC a Post-Effective Amendment No. 1 to Form S-3 (File No. 333-135793), that was filed with the SEC on July 14, 2006, to deregister any securities registered and not otherwise sold thereunder.

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

On September 17, 2009, the Company entered into an underwriting agreement, or the Underwriting Agreement, with J.P. Morgan Securities Inc., as representative of the several underwriters named therein, or the Underwriters, relating to the public offering and sale of 9,000,000 shares of the Company’s common stock.  Pursuant to the Underwriting Agreement, the Underwriters agreed to purchase, subject to customary closing conditions, 9,000,000 shares of the Company’s common stock. The Company has also granted the Underwriters a 30-day option to purchase up to 1,350,000 additional shares of common stock on the same terms and conditions as set forth above to cover over-allotments, which the Underwriters exercised in full. The 10,350,000 shares were sold at a price to the public of $10.50 per share which resulted in approximately $108.7 million in gross proceeds to the Company before deducting underwriting discounts and commissions and other offering expenses. The transaction closed on September 23, 2009. The offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-161948), including the prospectus dated September 16, 2009 contained therein, as supplemented.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-Q contain “forward-looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “may,” “will,” “believe,” “expect,” “intend,” “anticipate,” “predict,” “should,” “planned,” “continue,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our history of losses and variable quarterly results; (2) substantial competition; (3) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (4) our reliance on sole source suppliers; (5) our limited sales and marketing efforts and our reliance on third parties; (6) failure to continue to develop innovative drug candidates and products; (7) risks related to noncompliance with United States Food and Drug Administration, or the FDA, regulations; (8) our ability to demonstrate through clinical testing the safety and effectiveness of our clinical investigational drug candidates; (9) the timing of initiation and completion of clinical trials and submissions to the FDA; (10) the volatility and liquidity of the financial markets; (11) our liquidity and capital resources; (12) our expected future revenues, operations and expenditures; and (13) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Item 1A. Risk Factors.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the nine months and quarter ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

VIVUS, Inc. is a biopharmaceutical company, incorporated in 1991, dedicated to the development and commercialization of therapeutic products for large underserved markets. Currently, we have one drug that has been approved by the FDA, and several investigational drug candidates in late stages of clinical development, and we are focused on market opportunities in obesity, diabetes and sexual health. With respect to obesity, it is estimated that the potential worldwide pharmaceutical market for obesity could exceed $5 billion annually. Annual sales of approved drugs for diabetes currently exceed $10 billion. The indications targeted by our investigational sexual health product candidates each represent a projected market greater than $1 billion annually. We market MUSE, a legacy product, as a prescription product for the treatment of erectile dysfunction in the United States and, together with our partners, internationally.

Recent developments

On September 23, 2009, we closed an underwritten public offering of our common stock that provided us with gross proceeds of $108.7 million before deducting underwriting discounts and commissions and other offering expenses. Under this offering, we sold 9,000,000 shares of our common stock at a price per share of $10.50 and the underwriters purchased 1,350,000 additional shares of common stock at the same price to cover over-allotments.

On September 9, 2009, we announced results of our pivotal Phase 3 trials for Qnexa, EQUIP and CONQUER. Based upon these results and the results of prior clinical trials for Qnexa, we anticipate submitting a new drug application, or NDA, with the FDA by the end of 2009. Qnexa is our proprietary oral investigational drug candidate for the treatment of obesity, incorporating low doses of active ingredients from two previously approved products, topiramate and phentermine. We have previously completed the Special Protocol Assessment, or SPA, process and have agreement with the FDA regarding key elements of the pivotal Phase 3 protocols (OB-301 and OB-303) of Qnexa for the treatment of obesity and weight-related co-morbidities.

EQUIP (OB-302)

The EQUIP study included 1,267 morbidly obese patients (1,050 females and 217 males) across 93 centers in the United States. The average baseline body mass index, or BMI, of the study population was 42.1 kg/m2 and baseline weight was 256 pounds (a BMI of >30 kg/m2 is classified as obese per guidelines from the U.S. Department of Health and Human Services). Patients had a 4-week dose titration period followed by 52 weeks of treatment. The study was a randomized, double-blind, placebo-controlled, 3-arm, prospective trial with patients randomized to receive once-a-day treatment with low-dose Qnexa, full-dose Qnexa or placebo. Patients were asked to follow a hypocaloric diet representing a 500-calorie/day deficit and advised to implement a simple lifestyle modification program. Weight loss results from the study are summarized as follows:

	ITT-LOCF					Completers
EQUIP (OB-302) 56 weeks	Placebo (n=498)	Qnexa low-dose (n=234)		Qnexa full-dose (n=498)		Placebo (n=241)	Qnexa low-dose (n=138)		Qnexa full-dose (n=301)
Mean weight loss (%)	1.6%	5.1	%*	11.0%		2.5%	7.0	%*	14.7	%*
Greater than or equal to 5% weight loss rate	17%	45	%*	67	%*	26%	59	%*	84	%*

ITT-LOCF: Intent-to-treat with last observation carried forward

*                                         p<0.0001 vs. placebo

CONQUER (OB-303)

The CONQUER study included 2,487 overweight and obese patients (1,737 females and 750 males) with high blood pressure, high cholesterol or type 2 diabetes across 93 centers in the United States. The average baseline BMI of the study population was 36.6 kg/m2 and baseline weight was 227 pounds. Patients had a 4-week dose titration period followed by 52 weeks of treatment. The study was a randomized, double-blind, placebo-controlled, 3-arm, prospective trial with patients randomized to receive once-a-day treatment with mid-dose Qnexa, full-dose Qnexa or placebo. Patients were asked to follow a hypocaloric diet representing a 500-calorie/day deficit and advised to implement a simple lifestyle modification program. Weight loss results from the study are summarized as follows:

	ITT-LOCF					Completers
CONQUER (OB 303) 56 weeks	Placebo (n=979)	Qnexa mid-dose (n=488)		Qnexa full-dose (n=981)		Placebo (n=564)		Qnexa mid-dose (n=344)		Qnexa full-dose (n=634)
Mean weight loss (%)	1.8%	8.4	%*	10.4	%*	2.4	%*	10.5	%*	13.2	%*
Greater than or equal to 5% weight loss rate	21%	62	%*	70	%*	26%		75	%*	85	%*

*                                         p<0.0001 vs. placebo

The primary efficacy endpoint for Phase 3 weight loss trials, as recommended by the FDA, is at least a 5% mean reduction in baseline body weight compared to placebo or at least 35% of patients losing 5% or more of their baseline body weight. In Europe, the Committee for Medicinal Products for Human Use of the European Medicines Agency has recommended that demonstration of significant weight loss of at least 10% of baseline weight is considered to be a valid primary endpoint for anti-obesity drugs. The FDA and foreign authorities require pivotal obesity studies to be conducted for at least one year. Although the results for both of our Phase 2 studies and all of our Phase 3 obesity trials met these current guidelines for efficacy, there can be no assurance that these results will be acceptable to the FDA.

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

It is our objective to become a leader in the development and commercialization of products for large underserved markets. We believe we have strong intellectual property supporting several opportunities in obesity, diabetes, and sexual health. Our future growth depends on our ability to further develop and obtain regulatory approval of our investigational drug candidates for indications that we are studying, or plan to study, as well as in-licensing and product line extensions.

We have funded operations primarily through private and public offerings of our common stock, through the sale of the rights to Evamist and through product sales of MUSE. We expect to generate future net losses due to increases in operating expenses as our various investigational drug candidates are advanced through the various stages of clinical development and for pre-commercialization activities. In connection with the sale of Evamist, we received to date an aggregate of $150 million. The sale of Evamist was a unique transaction. As discussed in Note 11: “Sale of Evamist Product,” an initial $10 million was paid at closing and $140 million was paid upon the FDA’s approval of the Evamist NDA. These payments were non-refundable and were originally recorded as deferred revenue and were recognized as license and other revenue ratably over a 21.5-month period, from August 1, 2007 to May 15, 2009. All of the revenue deferred from the Evamist sale has been recognized. As of September 30, 2009, we have incurred a cumulative deficit of $220.8 million and expect to incur operating losses in future years.

Our investigational drug candidates

Our investigational drug pipeline includes three late-stage clinical drug candidates. One of these investigational products, Qnexa, has recently completed Phase 3 clinical trials for obesity and has completed a Phase 2 clinical trial for diabetes. We anticipate submitting an NDA with the FDA for Qnexa by the end of 2009. Avanafil is in Phase 3 trials for erectile dysfunction and we anticipate data from one of these trials, REVIVE (TA-301), by the end of 2009. Luramist is our investigational drug candidate for the treatment of hypoactive sexual desire disorder, or HSDD.

Product	Indication	Status	Commercial rights
Qnexa (phentermine and topiramate CR)	Obesity	Phase 3 studies completed; NDA submission by the end of 2009	Worldwide
Qnexa (phentermine and topiramate CR)	Diabetes	Phase 2 study completed	Worldwide
Avanafil (PDE5 inhibitor)	Erectile dysfunction	Phase 3 ongoing; Data by the end of 2009	Worldwide license from Mitsubishi Tanabe (ex. certain Asian markets)
Luramist (Testosterone MDTS)	Hypoactive sexual desire disorder	Phase 2 completed	United States (licensed from Acrux)

Qnexa for obesity

Obesity is a chronic disease condition that affects millions of people and often requires long-term or invasive treatment to promote and sustain weight loss. Approximately 65% of the U.S. population is overweight, and this number continues to trend upward. Obesity is the second leading cause of preventable death in the United States. The American Obesity Association estimates that approximately 127 million adults in the United States, or 64.5%, are overweight, and an estimated 60 million adults in the United States, or 30.5%, are obese. According to a study performed by the Centers for Disease Control and Prevention, or CDC, as reported in the Journal of the American Medical Association, an estimated 112,000 excess deaths a year in the United States are attributable to obesity. Additionally, Americans spend more than $30 billion annually on weight-loss products and services.

Qnexa is our proprietary oral investigational drug candidate for the treatment of obesity, incorporating low doses of active ingredients from two previously approved products, topiramate and phentermine. We believe that by combining these compounds, Qnexa targets excessive appetite and high threshold for satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. Qnexa is a once-a-day capsule containing a proprietary formulation of controlled release topiramate and phentermine. Our U.S patent on Qnexa (US 7,056,890 B2) and our EU patent on Qnexa (EU EP 1187603) both expire in 2020.

EQUATE (OB-301) Phase 3 study

The obesity development program includes a six-month Phase 3 pivotal factorial-design study, known as EQUATE. The EQUATE study included 756 obese subjects (599 females and 157 males) across 32 centers in the United States. The average baseline BMI of the study population was 36 kg/m2, baseline weight was 223 pounds and average height was 5 feet 6 inches. The proportion of patients losing 5% or more of their initial body weight was 66% for full-dose, 62% for mid-dose and 15% for placebo (p<0.0001). The proportion of patients losing 10% or more of their initial body weight was 41% for full-dose, 39% for mid-dose and 7% for the placebo group (p<0.0001).

The EQUATE study met the primary endpoint by demonstrating weight loss with both the full-dose and mid-dose of Qnexa, as compared to the individual drug components above and placebo. Subjects treated with full-dose and mid-dose Qnexa had an average weight loss of 9.2% and 8.5% respectively, as compared to weight loss of 1.7% reported in the placebo group (ITT-LOCF p<.00001). Average weight loss was 19.8 pounds and 18.2 pounds in the treatment arms as compared to 3.3 pounds in the placebo group. Qnexa was well-tolerated, with no drug-related serious adverse events in the study.

The most common drug-related adverse events reported for the full-dose, mid-dose and placebo group were paresthesia, or tingling of the extremities (23%, 16% and 3%, respectively), dry mouth (18%, 13% and 0%, respectively), altered taste (15%, 8% and 0%, respectively), headache (16%, 15% and13%, respectively) and constipation (15%, 7% and 8%, respectively). Reported drug-related adverse events for depression and altered mood were minimal (1.9%, 0.9% and 1.8%, respectively). Patients on antidepressants such as selective serotonin reuptake inhibitors, or SSRI’s, or serotonin-norepinephrine reuptake inhibitors, or SNRI’s, were allowed to participate in the studies. Subjects were monitored for depression and suicidality using the PHQ-9 questionnaire, a validated mental health assessment tool agreed to by the FDA for use in our studies. Individual depression assessments for each subject, as measured by PHQ-9, demonstrated statistically significant improvements (p<0.05) from baseline for both Qnexa treatment groups. Overall average completion rate for the Qnexa treatment group was 70%.

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

EQUIP (OB-302) AND CONQUER (0B-303) Phase 3 studies

The Qnexa development program also includes two large Phase 3 randomized, double-blind, placebo-controlled, 3-arm, prospective, multi-center studies comparing Qnexa to placebo over a 56-week treatment period. All Phase 3 studies utilized our once-a-day formulation of Qnexa, which at full-dose contains 15 mg phentermine and 92 mg of a proprietary controlled release formulation of topiramate. The Phase 3 studies were designed to prospectively demonstrate the safety and efficacy of Qnexa in obese and overweight patients with different baseline characteristics. The co-primary endpoints for these studies evaluated the differences between treatments in mean percent weight loss from baseline to the end of the treatment period and the differences between treatments in the percentage of subjects achieving weight loss of 5% or more. Patients were asked to follow a hypocaloric diet representing a 500-calorie/day deficit and were advised to implement a simple lifestyle modification program.

The first year-long Phase 3 study, known as EQUIP, enrolled 1,267 morbidly obese patients (1,050 females and 217 males) with a BMI that equaled or exceeded 35 kg/m2 with or without controlled co-morbidities. The average baseline BMI of the study population was 42.1 kg/m2 and baseline weight was 256 pounds. Patients had a 4-week dose titration period followed by 52 weeks of treatment with patients randomized to receive once-a-day treatment with low-dose Qnexa, full-dose Qnexa or placebo. The proportion of patients who completed the EQUIP study losing 5% or more of their initial body weight was 84% for full-dose, 59% for low-dose and 26% for placebo (p<0.0001). The proportion of patients who completed the EQUIP study losing 10% or more of their initial body weight was 60% for full-dose, 27% for low-dose and 12% for the placebo group (p<0.0001).

The EQUIP study met the primary endpoint by demonstrating weight loss with both the full-dose and low-dose of Qnexa, as compared to placebo. Subjects treated with full-dose and low-dose Qnexa had an average weight loss of 11.0% and 5.1% respectively, as compared to weight loss of 1.6% reported in the placebo group (ITT-LOCF p<0.0001). Average weight loss was 37 pounds and 18 pounds with full-dose Qnexa and low-dose Qnexa, respectively, as compared to 6 pounds in the placebo group.

The most common drug-related adverse events reported in the EQUIP study for the full-dose, low-dose and placebo group were paresthesia, or tingling of the extremities (19%, 4% and 2%, respectively), dry mouth (17%, 7% and 4%, respectively), altered taste (8%, 1% and 1%, respectively), headache (12%, 10% and 10%, respectively) and constipation (14%, 8% and 7%, respectively). Overall average completion rates were 47%, 57%, 59% for patients taking placebo, low-dose Qnexa and full-dose Qnexa, respectively.

The second year-long Phase 3 trial, known as CONQUER, enrolled 2,487 overweight and obese adult subjects (1,737 females and 750 males) with BMI’s from 27 kg/m2 to 45 kg/m2 and at least two co-morbid conditions, such as hypertension, dyslipidemia and type 2 diabetes. The average baseline BMI of the study population was 36.6 kg/m2 and baseline weight was 227 pounds. Patients had a 4-week dose titration period followed by 52 weeks of treatment with patients randomized to receive once-a-day treatment with mid-dose Qnexa, full-dose Qnexa or placebo. The proportion of patients who completed the CONQUER study losing 5% or more of their initial body weight was 85% for full-dose, 75% for mid-dose and 26% for placebo (p<0.0001). The proportion of patients who completed the CONQUER study losing 10% or more of their initial body weight was 64% for full-dose, 49% for mid-dose and 10% for the placebo group (p<0.0001).

The CONQUER study also met the primary endpoint by demonstrating weight loss with both the full-dose and mid-dose of Qnexa, as compared to placebo. Subjects treated with full-dose and mid-dose Qnexa had an average weight loss of 10.4% and 8.4%, respectively, as compared to weight loss of 1.8% reported in the placebo group (ITT-LOCF p<0.0001). Average weight loss was 30 pounds and 24 pounds with full-dose Qnexa and mid-dose Qnexa, respectively, as compared to 6 pounds in the placebo group.

The most common drug-related adverse events reported in the CONQUER study for the full-dose, mid-dose, and placebo group were paresthesia, or tingling of the extremities (21%, 14% and 2%, respectively), dry mouth (21%, 14% and 2%, respectively), altered taste (10%, 7% and 1%, respectively), headache (10%, 7% and 9%, respectively) and constipation (17%, 15% and 6%, respectively). Overall average completion rates were 57%, 69%, 64% for patients taking placebo, mid-dose Qnexa and full-dose Qnexa, respectively.

In the EQUIP and CONQUER studies, there was no difference between Qnexa and placebo for incidence of moderate or severe depression/depressed mood (1.7%, 1.7%, 1.2% and 1.9% for placebo, Qnexa low-dose, Qnexa mid-dose and Qnexa full-dose, respectively). Patients were monitored for depression and suicidality using the PHQ-9 questionnaire, a validated mental health assessment tool, and the C-SSRS, or Columbia Suicidality Severity Rating Scale, agreed to by the FDA for use in our studies. Overall, depression scores, quality of life, including self esteem and general health, significantly improved for patients on Qnexa. We completed a thorough QT prolongation (TQT) study evaluating subjects taking Qnexa. The study was completed with no signal for QT prolongation. Subjects taking Qnexa also underwent complex and extensive cognitive and psychomotor testing using validated, FDA accepted testing methodologies. There was no clinically significant change in overall cognitive function or effect on psychomotor skills seen in patients taking Qnexa. In addition, Qnexa was well-tolerated, and there was no difference between Qnexa (0.4%) and placebo (0.4%) drug-related serious adverse events in these studies.

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

Previously, we reported results from a Phase 2 double-blind, randomized, and placebo-controlled clinical trial in which patients on Qnexa lost on average 25.1 pounds as compared to patients in the placebo group who lost 4.8 pounds. This trial involved 200 subjects, 159 women and 41 men, with an average age of 40 and a mean BMI of 38.6 kg/m2. Patients completing the 24-week treatment period lost on average approximately 11% of baseline body weight, as compared to an average 2.8% in the placebo group. The study completion rate for patients on Qnexa over the 24-week treatment period was 92%, as compared to 62% for patients in the placebo group. The most common adverse events included tingling, altered taste, increased urinary frequency and headache. There were no dropouts in the Qnexa arm due to serious or severe adverse events.

The Phase 2 study also demonstrated improvements in patients’ quality of life, such as self-esteem, public distress and physical function, when treated with Qnexa.

Qnexa for diabetes

Diabetes is a significant worldwide disease. Based on the fourth edition of the Diabetes Atlas published in 2009, the International Diabetes Federation estimated that in 2008 there were 285 million people with diabetes worldwide, with 27 million of those people living in the United States. Diabetes, mostly type 2 diabetes, is projected to reach 6.6% of the world’s adult population in 2010, with almost 80% of the total in developing countries. The CDC estimates, based on 2007 data, that nearly 24 million people in the United States have diabetes, mostly type 2 diabetes, and that 57 million people have pre-diabetes, a condition that puts people at increased risk of diabetes. Type 2 diabetes is characterized by inadequate response to insulin and/or inadequate secretion of insulin as blood glucose levels rise. Currently approved therapies for type 2 diabetes are directed toward correcting the body’s inadequate response with oral or injectable medications, or directly modifying insulin levels through injection of insulin or insulin analogs.

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

Fasting plasma glucose levels were reduced in subjects treated with Qnexa from 176 mg/dL to 133 mg/dL, as compared to a decrease from 171 mg/dL to 145 mg/dL for the placebo group (p=0.02). Over 56 weeks, subjects treated with Qnexa also lost 9.4% of their baseline body weight, or 20.5 pounds, as compared to 2.7%, or 6.1 pounds, for the placebo group (p<0.0001). Sixty-five percent of the Qnexa patients lost at least 5% of their body weight as compared to 24% in the placebo group (p<0.001), and 37% of the Qnexa patients lost at least 10% of their body weight as compared to 9% of patients in the placebo group (p<0.001). Subjects treated with Qnexa had reductions in blood pressure, triglycerides and waist circumference. Both treatment groups had a study completion rate greater than 90%.

The most common drug-related adverse events reported over the year for the treatment and placebo groups, respectively, were tingling (19% and 0%, respectively), constipation (13% and 4%, respectively) and nausea (12% and 6%, respectively). Patients on antidepressants such as SSRI’s or SNRI’s were allowed to participate in the studies. Subjects were monitored for depression and suicidality using the PHQ-9 questionnaire, a validated mental health assessment tool agreed to by the FDA for use in our studies. Subjects treated with Qnexa demonstrated greater improvements in PHQ-9 scores from baseline to the end of the study than the placebo group.

Despite a mean baseline HbA1c level of 8.8%, 53% of the subjects treated with Qnexa were able to achieve the ADA recommended goal of 7% or lower, versus 40% of the subjects in the placebo arm (p<0.05). The incidence of hypoglycemia in the treatment and placebo arms were similar (12% and 9%, respectively). Patients in the Qnexa arm experienced no treatment-related serious adverse events.

The DM-230 Phase 2 study enrolled 130 subjects, who completed OB-202, our Phase 2 study for the treatment of obesity, at 10 study sites to continue in a blinded fashion as previously randomized for an additional 28 weeks. The results of the DM-230 study included assessments from the start of the OB-202 study through the end of the DM-230 study in this population, for a total treatment period of 56 weeks.

Qnexa for other indications

We believe Qnexa may be helpful in treating other obesity-related diseases including sleep apnea and nonalcoholic steatohepatitis or its precursor, nonalcoholic fatty liver disease also known as fatty liver disease. Sleep apnea is a condition in which patients momentarily pause or stop breathing while sleeping. The pauses in breathing occur frequently throughout the course of sleep. Sleep apnea is often undiagnosed and can lead to severe health problems and even death if left untreated. It is estimated that over 18 million people in the United States have sleep apnea. Currently there are no FDA approved pharmacotherapies to treat sleep apnea. We have initiated a small, single center, proof of concept study in patients with sleep apnea. The primary endpoint in the study is the change in the apnea/hypopnea index after 28 weeks of Qnexa treatment. Results of the study are expected in the first half of 2010.

Avanafil for erectile dysfunction

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

Avanafil is an oral PDE5 inhibitor investigational product candidate, which we licensed from Tanabe Seiyaku Co., Ltd., or Tanabe, in 2001. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or Mitsubishi Tanabe. Our US patent on avanafil (US 6,656,935) expires in 2020.

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

We have conducted a number of clinical trials with avanafil, including pharmacokinetic and in-clinic studies, as well as at-home efficacy trials in men with ED.

We previously announced results from a Phase 2, multi-center, double-blind, randomized, parallel-design study conducted to assess the safety and efficacy of different doses of avanafil for the treatment of ED. Patients in this study were instructed to attempt sexual intercourse 30 minutes after taking avanafil, with no restrictions on food or alcohol consumption. Results showed that on the highest doses up to 84% of avanafil treated patients had erections sufficient for vaginal penetration, as compared to those who received a dosage of placebo. No serious adverse events were reported during this study.

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

In December 2008, we initiated the first of several pivotal Phase 3 studies of avanafil. The first study, REVIVE (TA-301), is a randomized, double- blind, placebo-controlled, efficacy and safety study of avanafil in men with a history of ED. In April 2009, we completed enrollment in this study. Subjects will undergo a four-week run-in period followed by 12 weeks of treatment. Subjects will be randomized to placebo or one of three dose levels of active drug. The primary endpoints of the study will be improvement in erectile function as measured by the Sexual Encounter Profile, or SEP, and improvements in the International Index of Erectile Function score, or IIEF. Improvements in SEP and IIEF measurements are FDA recognized standard endpoints for clinical trials in this therapeutic area.

The REVIVE study is being conducted pursuant to an SPA agreement with the FDA. REVIVE has enrolled over 600 patients at approximately 40 sites in the United States. Subjects are instructed to attempt sexual intercourse 30 minutes after taking avanafil, with minimal restrictions on food or alcohol consumption. REVIVE will study three doses of avanafil: 50mg, 100mg and 200mg.

The Phase 3 program will include two additional studies. REVIVE Diabetes (TA-302) has randomized approximately 375 subjects with ED associated with diabetes; REVIVE-RP (TA-303) will randomize approximately 375 subjects with ED who have undergone a radical prostatectomy. REVIVE-Diabetes and REVIVE-RP have commenced enrollment. Subjects will undergo a four-week run-in period followed by 12 weeks of treatment. Subjects will be randomized to placebo or one of three dose levels of active drug. The primary endpoints of the study will be improvement in erectile function as measured by the Sexual Encounter Profile and improvements in the IIEF score. Subjects are instructed to attempt sexual intercourse 30 minutes after taking avanafil, with minimal restrictions on food or alcohol consumption. REVIVE-Diabetes and REVIVE-RP will study two doses of avanafil: 100mg and 200mg.

The Phase 3 program will also include an open-label safety study, TA-314. Enrollment in TA-314 has begun. The open label study will follow subjects for up to one year with the objective of providing data on at least 300 subjects for six months and 100 subjects for 12 months. We have also completed a thorough QT interval study. The study demonstrated that avanafil had no significant impact on QT interval.

We anticipate receiving data from the first Phase 3 trial by the end of 2009.

Luramist for Hypoactive Sexual Desire Disorder

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

We believe that our Luramist investigational product candidate has significant advantages over patches and other transdermal gels that are being developed for this indication. The Luramist spray allows for discreet application, unlike patches that are visible and topical gels that can be messy. We believe that the patented MDTS delivery technology should prevent others from commercializing competitive therapies utilizing a spray delivery technology.

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

In addition to the two pivotal Phase 3 efficacy trials, we have reached agreement with the FDA on a design for a cardiovascular safety study. The safety study will be a randomized, double-blind, placebo-controlled, multi-center, cardiovascular event-based outcomes study. Subjects will be required to have an average exposure of 12 months. The study will enroll approximately 5,200 postmenopausal women, aged 50 years or older, who have at least one cardiovascular risk factor. As an event-driven study, analysis of outcomes may occur when there is an average exposure of 12 months and a sufficient number of cardiovascular events have occurred. Subjects enrolled in the safety study will remain in the study for up to five years to allow longer term assessments of cardiovascular and breast cancer risks. These longer term assessments out to five years are not required for NDA submission.

MUSE for erectile dysfunction

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

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of the agreements were amended and restated on March 16, 2009. Under the agreements, Deerfield and its affiliates agreed to provide us with $30 million in funding. The $30 million in funding consists of $20 million from the Funding and Royalty Agreement, or FARA, entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of our common stock. Under the FARA, the Deerfield Sub made $3.3 million payments to us in April, September and December 2008 and February, June and September 2009. The Company has received all of the required payments under the FARA. Such payments are referred to as the Funding Payments. We will pay royalties on the current net sales of MUSE and, if approved, on future sales of avanafil, an investigational product candidate to the Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, to manufacture, promote and sell MUSE, and to develop avanafil. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million, and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately $200,000 in certain expenses incurred in this transaction. The number of shares was determined based on the volume weighted average price on the NASDAQ Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights, each as described in greater detail below. If either party exercises its option, any further royalty payments would be effectively terminated. Collectively, these transactions are referred to as the Deerfield Transactions.

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

Sales Allowances and Reserves:  Revenues from product sales are recorded net of product sales allowances for expected returns of expired product, government chargebacks and other rebate programs, and cash discounts for prompt payment. These sales allowances are deducted from gross product revenues at the time such revenues are recognized along with the recording of a corresponding reserve, or liability. In making these estimates we take into consideration our historical information, current contractual and statutory requirements, shelf life of our products, estimated customer inventory levels and information received from outside parties. Significant judgments and estimates must be made and used in estimating the reserve balances in any accounting period. Our product sales allowances and reserves include:

•                  Product Returns:  We have estimated reserves for product returns from wholesalers, hospitals and pharmacies in the United States in accordance with our product returns policy. Our returns policy allows product returns within the period beginning six months prior to and twelve months following product expiration. We sell one pharmaceutical product, MUSE, which is sold in four dosages and has a 24-month shelf-life. As of September 30, 2009, the shipments of MUSE in the United States made in 2009, 2008, 2007, and a portion of the shipments in 2006 remain subject to future returns.

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

At September 30, 2009, we continued to use an estimated product returns rate of 6.5%. We have used this rate since December 31, 2007, based on our product returns experience. Actual product returns can fluctuate between years due to both the timing of expiration and timing of when customers apply the credit memos that have been issued for returned product. The product returns reserve at September 30, 2009, covering the estimated returns exposure for product shipped in 2009, 2008, 2007 and a portion of 2006, was $2.7 million. This product returns reserve calculation is based upon the most recent information available, and we believe is reasonable and adequate to cover the estimated future credit memos to be issued for the return of prior sales of MUSE. Quarterly, we will continue to monitor the product returns experience and make adjustments to the product returns reserve, as appropriate.

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

License and Other Revenue:  We recognize license revenue in accordance with the SEC’s Staff Accounting Bulletin No. 104, Revenue Recognition, as codified in the Financial Accounting Standards Board’s, or FASB, Accounting Standards Codification, or ASC, topic 605, Revenue Recognition, or ASC 605. When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21, as codified in FASB ASC topic 605, subtopic 25 Multiple Element Arrangements, or ASC 605-25. In accordance with EITF 00-21, we recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements, or such elements are insignificant. Application of this standard requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

Revenue from non-refundable, upfront license fees where we have continuing involvement is recognized ratably over the development or agreement period. Revenue associated with performance milestones is recognized based upon the achievement of the milestones, as defined in the respective agreements.

On May 15, 2007, we closed our transaction with K-V for the sale of our product candidate, Evamist, a metered-dose transdermal spray for the treatment of menopause symptoms. At the time of the sale, Evamist was an investigational product and was not yet approved by the FDA for marketing. The sale transaction contained multiple deliverables, including: the delivery at closing of the Evamist assets (mainly raw material inventory and certain fixed assets), a grant of a sublicense of our rights under a license related to Evamist, and a license to the MDTS applicator; the delivery upon receipt of regulatory approval of Evamist, along with all regulatory submissions; and, lastly, the delivery after FDA approval of certain transition services and a license to improvements to the MDTS applicator. We received approval from the FDA to market Evamist on July 27, 2007, or FDA Approval, and on August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V. In August 2008, we assigned all of our rights and obligations under the Evamist license agreement to K-V.

We received an upfront payment of $10 million in May 2007 upon the closing and received an additional $140 million milestone payment in August 2007 upon FDA Approval. These payments are non-refundable.

We evaluated this multiple deliverable arrangement to determine whether the deliverables were divided into separate units of accounting.

Upon FDA Approval, the two remaining deliverables were the transition services to be performed under the Transition Services Agreement, or TSA, and a license to improvements to the MDTS applicator, or Improvement License, during the two-year period commencing with the closing, or May 15, 2007, and ending on May 15, 2009. We were able to establish fair value for the TSA.

As it relates to the Improvement License, no specific value was assigned in the agreement. We had no obligation to develop improvements to the MDTS applicator and had no plans to expend significant resources in this endeavor. However, we did not have objective, reliable evidence of fair value or evidence of inconsequential value to the customer of the Improvement License. Accordingly, the delivered items, together with the undelivered items, were bundled together and were treated as one unit of accounting.

As a result, the initial $10 million paid at closing and the $140 million paid upon FDA Approval were recorded as deferred revenue and have been recognized as license revenue ratably over the 21.5-month term of the Improvement License, from August 1, 2007 to May 15, 2009. The revenue related to the transaction recognized in the year ended December 31, 2008 was $83.7 million and for the nine months ended September 30, 2009 was $31.4 million.

In September 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 amends the guidance for measurement and separation of deliverables in multiple element arrangements under EITF Issue 00-21, as codified in FASB ASC 605-25, and significantly increases the related disclosure requirements. Under this new guidance, which will be effective for us beginning January 1, 2011, our accounting for the revenue from the sale of the Evamist transaction may have been different.

Research and Development Expenses

Research and development, or R&D, expenses include license fees, related compensation, consultants’ fees, facilities costs, administrative expenses related to R&D activities and clinical trial costs at other companies and research institutions under agreements that are generally cancelable, among other related R&D costs. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by clinical research organizations, or CROs, and clinical sites and include advertising for clinical trials and patient recruitment costs. These costs are recorded as a component of R&D expenses and are expensed as incurred. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of September 30, 2009, it was considered more likely than not that the Company’s deferred tax assets would not be realized.

As of September 30, 2009, we believed that the amount of the deferred tax assets recorded on our condensed consolidated balance sheet would not ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Inventories

Inventories are valued at the lower of cost or market. We record inventory reserves for estimated obsolescence, unmarketable or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the quarter ended September 30, 1998, we established significant reserves against our inventory to align with the then new estimates of expected future demand for MUSE. As of September 30, 2009, the remaining inventory reserve balance is $2 million relating to raw materials and components. In the first quarter of 2005, we determined that we likely would continue to use some portion of the fully reserved component parts inventory in production. When we record inventory reserves, we establish a new, lower cost basis for the inventory for accounting purposes. Accordingly, to the extent that this fully reserved inventory was used in production in the first nine months of 2009 and 2008, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold. During the second quarter of 2009, a portion of our existing inventory of alprostadil exceeded its shelf life and is no longer usable in the manufacturing of MUSE. We increased our inventory reserves by $487,000 for this raw material. We do not expect the loss of this material to impede our ability to meet the demand for MUSE.

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

Available-for-Sale Securities

We focus on liquidity and capital preservation in our investments in available-for-sale securities. Through February 28, 2008, we restricted our investments to:

•                  Direct obligations of the United States Treasury;

•                  Federal agency securities that carry the direct or implied guarantee of the United States government; and

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

On February 29, 2008, the Audit Committee of the Board of Directors approved a change to the investment policy to be more restrictive in the focus on capital preservation and liquidity in our investments in available-for-sale securities. Future cash investments are restricted to:

•                  Direct obligations of the United States Treasury;

•                  Federal agency securities that carry the direct or implied guarantee of the United States government; and

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

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. Our marketable securities have been classified and accounted for as available-for-sale. These securities are carried at fair value based on market prices obtained from a number of pricing methods used to derive the fair value of the securities on a recurring basis. These fair values are obtained primarily from multiple third-party pricing services. We may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we may sell these securities prior to their stated maturities. As these securities are viewed by us as available to support current operations securities with maturities beyond 12 months are classified as current assets.

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

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, FSP SFAS 115-2 and SFAS 124-4, Recognition and Presentation of Other-than-Temporary Impairments (“FSP 115-2/SFAS 124-2”) and SAB Topic 5M, Accounting for Non-current Marketable Equity Securities, as codified in FASB ASC topic 320, Investments — Debt and Equity Securities, or ASC 320, provide guidance on determining when an investment is other-than-temporarily impaired. FSP 115-2/124-2 is effective for all periods ending after June 15, 2009 and provides additional guidance designed to create a greater clarity and consistency in accounting for and presenting impairment losses on securities. In reviewing our non-U.S. Government available-for-sale securities, we concluded that we intend to sell the debt securities before recovering their costs and consequently these securities are included in our assessment of other-than-temporarily impaired securities. For securities that are deemed to be other-than-temporarily impaired, the security is adjusted to fair value and the resulting losses are recognized in other-than-temporary loss on impaired securities in the condensed consolidated statements of operations.

During our quarterly impairment assessment, we determined that a decline in value of certain securities was other-than-temporary. Accordingly, we recorded other-than-temporary impairment adjustments of $97,000 and $654,000 in the three and nine months ended September 30, 2009. We included this non-cash impairment charge in other-than-temporary loss on impaired securities in the condensed consolidated statements of operations and other comprehensive income (loss). These securities covered a number of industries. If market, industry, and/or investee conditions deteriorate, we may incur further impairments.

In December 2007, our enhanced money market fund investment, Columbia Strategic Cash Portfolio Fund, or Columbia fund, ceased accepting cash redemption requests and changed to a floating net asset value. In light of the restricted liquidity, we elected to receive a pro-rata allocation of the underlying securities in a separately managed account. At September 30, 2009, the market value of securities received in-kind from the Columbia fund investment included in available-for-sale securities was $1.3 million.

Contingencies and Litigation

We are periodically involved in disputes and litigation related to a variety of matters. When it is probable that we will experience a loss, and that loss is quantifiable, we record appropriate reserves. We record legal fees and costs as an expense when incurred.

Share-Based Payments

We follow the fair value method of accounting for share-based compensation arrangements in accordance with SFAS 123R, Share-Based Payment, as codified in FASB ASC topic 718, Compensation — Stock Compensation, or ASC 718. We adopted SFAS 123R effective January 1, 2006 using the modified prospective method of transition. Under SFAS 123R, the estimated fair value of share-based-compensation, including stock options and restricted stock units granted under our Stock Option Plan and purchases of common stock by employees at a discount to market price under the Employee Stock Purchase Plan, or the ESPP, is recognized as compensation expense. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock purchase rights during each offering period and the percentage of the purchase discount.

We recorded $1.2 million and $3.8 million of share-based compensation expense for the quarter and nine months ended September 30, 2009, respectively, and $1 million and $3.7 million of share-based compensation expense for the quarter and nine months ended September 30, 2008, respectively. Share-based compensation expense is allocated among cost of goods sold and manufacturing, research and development and selling, general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.

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

Fair Value

On January 1, 2008, we adopted SFAS No. 157 Fair Value Measurements, as codified in FASB ASC 820, Fair Value Measurements and Disclosures, or ASC 820, and effective October 10, 2008, we adopted FSP No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. On January 1, 2009, we adopted SFAS No 157 with respect to non-financial assets and non-financial liabilities. On June 15, 2009 we adopted FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Assets or Liabilities Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Adoption of the provisions of these standards did not have a material effect on our financial position.

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

These types of instruments include certain corporate bonds, mortgage-backed securities and asset-backed securities. Level 3 is comprised of unobservable inputs that are supported by little or no market activity. These instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. Level 3 may still include some observable inputs such as yield spreads derived from markets with limited activity. Level 3 financial assets include securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. At September 30, 2009, these securities were valued primarily using valuation models that incorporate transaction details such as contractual terms, maturity, timing and amount of future cash inflows, as well as assumptions, including but not limited to, about prepayment speeds, credit spreads, default rates and benchmark yields and liquidity.

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

Fair Value Measurements

As of September 30, 2009, our cash and cash equivalents and available-for-sale securities measured at fair value on a recurring basis totaled $226.9 million. Of these, approximately $225.6 million were classified as Level 1 and $1.3 million were classified as Level 2. The securities classified as Level 3 as of September 30, 2009 had a fair value of $0.

Approximately 99% of our cash and cash equivalents and available-for-sale securities are cash, money market instruments and U.S. Treasury securities and these are classified as Level 1. The valuation techniques used to measure the fair values of these financial instruments were derived from quoted market prices, as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exists.

Approximately 1% of the balance of our cash and cash equivalents and available-for-sale securities that are measured at fair value on a recurring basis and classified as Level 2 were classified as such due to the usage of observable market prices for identical securities that are traded in less active markets. When observable market prices for identical securities are not available, we price our marketable debt instruments using: quoted market prices for similar instruments, or pricing models, such as a discounted cash flow model, with all significant inputs derived from or corroborated with observable market data. Securities classified as Level 2 generally include debt securities of U.S. government agencies, corporate bonds, mortgage-backed securities and asset-backed securities.

When values are determined using inputs that are both unobservable and significant to the values of the instruments being measured, we classify those instruments as Level 3 under the SFAS No. 157 hierarchy. As of September 30, 2009, our investment securities classified as Level 3 were fair valued at $0. For the three and nine months ended September 30, 2009, we experienced $84,000 and $275,000, respectively, in impairment losses related to our current Level 3 assets in our portfolio.

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of these agreements were amended and restated on March 16, 2009. Please refer to Note 7: “Deerfield Financing” and Note 8: “Notes Payable” to the notes to condensed consolidated financial statements included in this Form 10-Q for additional information on these agreements. Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from the Funding and Royalty Agreement, or FARA, and $10 million from the sale of the Company’s common stock. Under the FARA, the Deerfield Affiliates made $3.3 million payments to us in April, September, and December 2008 and February, June and September 2009, constituting all of the required payments under the FARA. We have agreed to pay royalties on the current net sales of MUSE and if approved, on future sales of avanafil, an investigational product candidate, to the Deerfield Sub. The agreements also provide us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights. If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, we paid $2 million to the Deerfield Affiliates.

We have evaluated the Deerfield financing in accordance with FASB Financial Interpretation No., or FIN, 46(R), Consolidation of Variable Interest Entities, or FIN 46R, as codified in FASB ASC topic 810, Consolidation, or ASC 810, and determined that the Deerfield Sub may constitute a Variable Interest Entity, or VIE; however, we have also determined that the Company is not the primary beneficiary of this VIE at this time and we therefore have concluded that we are not required to consolidate the Deerfield Sub.

In accordance with Emerging Issues Task Force Issue 88-18, Sale of Future Revenues, as codified in FASB ASC 605, the transaction is in substance a financing arrangement, or loan that will be repaid by us. The minimum repayment amount would be $17 million, the amount of the unconditional put option held by Deerfield Affiliates, plus royalties paid on MUSE sales, and avanafil sales if approved, during the term of the agreement. Accordingly, we have recorded the advances from the Deerfield Affiliates, net of the $2 million option right payment and related fees and expenses, as a loan. Using the interest method under APB Opinion No. 21, Interest on Receivables and Payables, as codified in FASB ASC topic 835, Interest, subtopic 30, Imputation of Interest or ASC 835-30, interest on the loan will be recognized over three years, which is the estimated term of the loan based on the earliest date that the Deerfield Affiliates could require us to repay the amounts advanced.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition), or ASU 2009-13, and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software), or ASU 2009-14. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the effect of the adoption of ASU 2009-13 and ASU 2009-14 on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, as codified in FASB ASC topic 105, Generally Accepted Accounting Principles, or ASC 105. This statement establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The adoption of this statement effective September 30, 2009 did not have a material effect on our condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), as codified in ASC 810. This statement amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective for our fiscal year beginning January 1, 2010. We are currently reviewing the effect of the adoption of this statement on our condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, as codified in FASB ASC topic 855, Subsequent Events. This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Among other things, this statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of this statement effective June 30, 2009 did not have a material effect on our condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, as codified in FASB ASC topic 825, Financial Instruments. This FSP amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. On June 30, 2009, we adopted this FSP, which did not have a material effect on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, as codified in FASB ASC topic 320,Investments - Debt and Equity Securities, or ASC 320 . This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. On June 30, 2009, we adopted this FSP, which did not have a material effect on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as codified in ASC 820. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. On June 30, 2009, we adopted this FSP, which did not have a material effect on the determination or reporting of our financial results.

In October 2008, the FASB issued FASB Staff Position, or FSP, SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, as codified in ASC 820. FSP SFAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. FSP SFAS 157-3 is effective for all periods presented in accordance with SFAS No. 157. The guidance in FSP SFAS 157-3 was effective immediately and did not have a significant impact on our condensed consolidated financial position or results of operations upon adoption. See Note 4: “Cash, Cash Equivalents and Available-for-Sale Securities” to the notes to condensed consolidated financial statements in this Form 10-Q for information and related disclosures regarding our fair value measurements.

In February 2008, the FASB issued FSP SFAS 157-2, as codified in ASC 820, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (items that are remeasured at least annually). The FSP deferred the effective date of SFAS 157 for non-financial assets and non-financial liabilities until our fiscal year beginning on January 1, 2009. On January 1, 2009, we adopted this Statement, which did not have a material impact on our condensed consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, as codified in FASB ASC topic 805, Business Combinations, or ASC 805. SFAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, SFAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. SFAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, SFAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. On January 1, 2009, we adopted this Statement, which did not have a material impact on our condensed consolidated financial position or results of operations.

In September 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-01, Accounting for Collaborative Agreements, or EITF 07-01, as codified in ASC 605. EITF 07-01 defines collaborative agreements as contractual arrangements that involve a joint operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and that are exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-01 provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires additional disclosures about a company’s collaborative arrangements. On January 1, 2009, we adopted this Statement, which did not have a material impact on our condensed consolidated financial position or results of operations.

RESULTS OF OPERATIONS

Executive Overview

For the three months ended September 30, 2009, we reported a net loss of $21.1 million, or $0.30 net loss per share, as compared to net income of $266,000, or $0.00 net income per share, during the same period in 2008. For the nine months ended September 30, 2009, we reported a net loss of $41.1 million, or $0.59 net loss per share, as compared to a net loss of $3.2 million, or $0.05 net loss per share, during the same period in 2008. The net loss in the third quarter of 2009 as compared to the net income in the third quarter of 2008 is primarily due to a decrease in license and other revenue due to the last portion of K-V deferred license revenue from the sale of Evamist being recognized in the second quarter of 2009 and increased operating expenses. The increase in operating expenses was primarily attributable to increased spending related to our Phase 3 clinical trials of avanafil for the treatment of erectile dysfunction partially offset by reduced spending on Qnexa, our investigational product for obesity and diabetes, in the third quarter of 2009 as compared to the third quarter of 2008. In addition, our interest (expense) income decreased primarily due to a reduction in other-than-temporary impairment losses as compared to the third quarter of 2008.

On April 3, 2008, we entered into several agreements with Deerfield, a healthcare investment fund, and its affiliates. Certain of these agreements were amended and restated on March 16, 2009. Under the agreements Deerfield and its affiliates agreed to provide $30 million in funding to us. The $30 million in funding consists of $20 million from the FARA, and $10 million from the sale of the Company’s common stock at the closing on April 15, 2008 in connection with the registered direct offering mentioned above under a securities purchase agreement. Under the FARA, the Deerfield Affiliates made $3.3 million payments to us in April, September and December 2008 and February, June and September 2009, constituting all of the required payments under the FARA. The amounts of funding provided under the FARA, net of certain amounts, represent a financial obligation, a loan payable by the Company in which the principal and interest will be repaid through royalty payments and the exercise of the option or put rights.

In connection with the sale of Evamist, we received $150 million. The sale of Evamist was a unique transaction. As discussed in Note 11: “Sale of Evamist Product,” an initial $10 million was paid at closing and $140 million was paid upon FDA approval of Evamist. These payments were non-refundable and were recorded as deferred revenue and have been recognized as license and other revenue ratably over a 21.5-month period, from August 1, 2007 to May 15, 2009, which was the remaining term of a license to improvements to the MDTS applicator. As compared to revenues from product sales, license and other revenue was significant on a quarterly basis during this 21.5-month period. Since the $150 million was received and we had no related contingencies, the recognition of revenue and the corresponding reduction of deferred revenue related to the Evamist sale had no impact on our cash flows from operations during this period. The revenue related to the Evamist transaction recognized in the first nine months of 2009 was $31.4 million.

We may have continued losses in future years, depending on the timing of our research and development expenditures, because we expect MUSE sales to remain consistent with prior years and we plan to continue to invest in clinical development of our current research and investigational product candidates to bring those potential products to market.

Revenue. (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	2009 vs. 2008 Increase/ (Decrease)	2009	2008	2009 vs. 2008 Increase/ (Decrease)
	(In thousands, except percentages)
United States product, net	$3,864	$3,774	2%	$8,125	$7,785	4%
International product	456	657	(31)%	1,525	2,511	(39)%
License and other revenue	115	21,046	(99)%	31,742	63,138	(50)%
Total revenues	$4,435	$25,477	(83)%	$41,392	$73,434	(44)%

Product revenues for the quarters ended September 30, 2009 and September 30, 2008, were $4.3 million and $4.4 million, respectively. In the nine months ended September 30, 2009 and September 30, 2008, product revenues totaled $9.7 million and $10.3 million, respectively.

U.S. product revenues in the quarter and nine months ended September 30, 2009 increased as compared to the same periods in 2008. For the quarter ended September 30, 2009, a price increase for MUSE more than offset a slight decrease in units shipped resulting in a 2% increase in U.S. product revenues as compared with the same quarter of 2008. The increase in product revenues for the nine months ended September 30, 2009 was primarily due to both an increase in units shipped and a higher price for MUSE. The increase in revenues for the nine months ended September 30, 2009 was partially offset by both an increase in the sales allowance for pricing discounts for certain government customers of $208,000 and the allowance of $95,000 for out-of-specification production identified in the first quarter of 2009. The increase in MUSE domestic shipments is a result of fluctuations in inventory levels at the wholesale level and is not indicative of any trend.

The decrease in international revenue in the quarter and nine months ended September 30, 2009 as compared to the same periods in 2008 was principally due to decreases in units shipped based upon the timing of orders from our international partners and due to a reduction in transfer prices resulting from the difference in currency exchange rates. If the exchange rate differences and lower transfer prices continue, our future international product revenue will be negatively impacted. Also contributing to the reduction in international revenues in the nine months ended September 30, 2009 was the allowance of $136,000 for certain out-of-specification production identified in the first quarter of 2009.

In the first quarter of 2009, through our routine testing, we identified that certain production lots of the lower strength MUSE shipped did not meet certain specifications applied toward the end of the 24-month shelf life. This out-of-specification condition appears to arise in the last six months of the 24-month shelf life. This condition does not pose any safety risk to the patient. In May 2009, we issued a recall of specific lots of 125mg and 250mg MUSE product remaining in the U.S. wholesaler’s inventory. Units of 125mg and 250mg represented 13% of total domestic units shipped in 2008. To date, the quantities returned from wholesalers from the recall have been less than $10,000.

In September 2009, we received approval from the FDA to reduce the shelf life of our 125mg and 250mg MUSE product from 24 months to 18 months and we are currently manufacturing the 125mg and 250mg MUSE product with an 18-month shelf life. In a subsequent quarter, we plan to exchange all 125mg and 250mg MUSE product manufactured prior to the identification of the out-of-specification condition and remaining in the wholesaler’s inventory with new product with the 18-month shelf life. The allowance for out-of-specification product identified in the first quarter of 2009 provided for the anticipated exchange of the affected 125mg and 250mg MUSE product manufactured in 2008 with the new shorter shelf life, once approved by the FDA. The allowances for the out-of-specification production were not significantly adjusted in the quarter ended September 30, 2009. Any future revisions to our estimates will be charged to income in the period in which the information that gives rise to the revision becomes known.

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

Cost of goods sold and manufacturing expense. (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	2009 vs. 2008 Increase	2009	2008	2009 vs. 2008 (Decrease)
	(In thousands, except percentages)
Cost of goods sold and manufacturing expense	$2,609	$2,547	2%	$8,089	$8,263	(2)%

Cost of goods sold and manufacturing expense, or cost of goods sold, in the third quarter of 2009 increased $62,000, or 2%, to $2.6 million, as compared to $2.5 million for the third quarter of 2008. Cost of goods sold increased in the three months ended September 30, 2009 as compared to the same period in 2008 primarily due to slightly higher manufacturing costs.

In the nine months ended September 30, 2009 costs of goods sold decreased $174,000, or 2%, to $8.1 million, as compared to $8.3 million in the same period last year. In the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, cost of goods sold decreased primarily due to lower sales volume and the disposal of inventory due to the non-conformance of certain raw materials in 2008.

We anticipate cost of goods sold for the year 2009 will be similar to costs incurred in 2008.

Research and development. (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	2009 vs. 2008 Increase	2009	2008	2009 vs. 2008 Increase
	(In thousands, except percentages)
Research and development	$17,174	$15,590	10%	$57,501	$54,296	6%

Research and development expenses in the third quarter of 2009 increased $1.6 million, or 10%, to $17.2 million, as compared to $15.6 million for the third quarter of 2008. In the third quarter of 2009, this increase in spending was primarily due to increased avanafil spending of $4.9 million partially offset by decreased Qnexa for obesity spending of $2.1 million, Qnexa for diabetes spending of $1.1 million and a net decrease in other research and development expenses of $151,000, as compared to the third quarter of 2008.

In the nine months ended September 30, 2009, research and development expenses increased $3.2 million, or 6%, to $57.5 million, as compared to $54.3 million in the same period last year. This increase was the net result of increased avanafil spending of $16.1 million partially offset by decreased spending for Qnexa for obesity of $9.8 million, Qnexa for diabetes of $2.3 million and a net decrease in other research and development expenses of $790,000 in the nine months ended September 30, 2009, as compared to the same period last year. In the nine months ended September 30, 2009, we expensed $18.8 million for services provided by one clinical research organization on the Qnexa Phase 3 studies, which represented 33% of our research and development expenses for the period. Separately, we expensed another $14.6 million for services provided by another clinical research organization on the avanafil Phase 3 studies, which represented 25% of our research and development expenses for the first nine months of 2009.

We anticipate that our research and development expenses in 2009 will be similar to costs incurred in 2008, as we continue to advance the clinical program for Qnexa for the treatment of obesity, avanafil for erectile dysfunction and our other investigational products. The current remaining contractual obligation for payments to our primary contract research organization, or CRO, for the Phase 3 Qnexa trials totals $7.5 million and for payments to our primary CRO for the Phase 3 avanafil trials totals $10.4 million, which includes amounts in accrued research and clinical expenses as of September 30, 2009. There are likely to be additional research and development expenses related to Qnexa and our other investigational products under development. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies. Regardless, if we are successful in obtaining FDA regulatory approval for any new investigational product candidates being developed through our research and development efforts, we do not expect to recognize revenue from sales of such new products, if any, for at least several years due to the length of time required to develop investigational product candidates into commercially viable products.

Selling, general and administrative.(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008	2009 vs. 2008 Increase	2009	2008	2009 vs. 2008 Increase
	(In thousands, except percentages)
Selling, general and administrative	$5,008	$4,502	11%	$14,974	$13,099	14%

Selling, general and administrative expenses in the three months ended September 30, 2009 of $5 million increased $506,000, or 11% as compared to the three months ended September 30, 2008. In the quarter ended September 30, 2009, this increase is primarily due to Qnexa pre-commercialization expenses of $300,000, incremental increases of $301,000 in non-cash stock-based compensation expense and $145,000 in MUSE related sales expenses (primarily increased wholesaler distribution fees), partially offset by incremental decreases in corporate legal fees of $137,000 and MUSE related marketing expenses of $99,000 as compared to the quarter ended September 30, 2008.

In the nine months ended September 30, 2009, selling, general and administrative expenses increased $1.9 million, or 14% to $15 million as compared to the same period in 2008. In the nine months ended September 30, 2009, the increase is primarily due to Qnexa pre-commercialization expenses of $391,000, incremental increases of $457,000 in non-cash stock-based compensation expense, $261,000 in MUSE related wholesaler distribution fees, $548,000 in corporate legal fees and $287,000 in investor relations programs and expenses partially offset by other net decreases in selling, general and administrative expenses of $69,000, as compared to the nine months ended September 30, 2008.

We anticipate that our selling, general and administrative expenses in 2009 will increase slightly compared to those in 2008 partially due to higher legal expenses relating to the Acrux arbitration matter.

Interest income and expense.

Interest income for the quarter ended September 30, 2009 was $660,000, as compared to $1.2 million for the quarter ended September 30, 2008 and $1.7 million for the nine months ended September 30, 2009, as compared to $4.7 million for the nine months ended September 30, 2008. The decrease in interest income in the quarter and nine months ended September 30, 2009 as compared to the same periods last year is primarily due to lower investment yields partially offset by an increase in realized gains due to the sale of investment securities in the three and nine months ended September 30, 2009 as compared to the same periods in 2008.

Interest expense for the quarter ended September 30, 2009 was $1.3 million as compared to $282,000 during the same period last year and $2.9 million for the nine months ended September 30, 2009, as compared to $589,000 for the nine months ended September 30, 2008. The net increase in interest expense in the quarter and nine months ended September 30, 2009 as compared to the same periods last year is primarily due to increased interest expense on the Deerfield financing.

The other-than-temporary loss on impaired securities was $97,000 in the three months ended September 30, 2009 as compared to $3.5 million during the same period in 2008 and $654,000 for the nine months ended September 30, 2009, as compared to $5.1 million for the nine months ended September 30, 2008. The other-than-temporary loss for the third quarter of 2009 primarily represents unrealized impairment losses recorded on securities that are classified as available-for-sale securities on our condensed consolidated balance sheet as of September 30, 2009. The majority of the other-than-temporary losses on impaired securities were recorded on securities obtained in late 2007 through the redemption-in-kind distribution from the Bank of America Columbia Strategic Cash Portfolio Fund. With the current volatility and turmoil in the economy and financial markets there can be no assurance that additional impairment losses will not be recognized in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Unrestricted cash, cash equivalents and available-for-sale securities totaled $226.9 million at September 30, 2009, as compared to $189.2 million at December 31, 2008. The increase in unrestricted cash, cash equivalents and available-for-sale securities of $37.7 million is the net result of cash provided by financing and investing activities, including $102.7 million in net proceeds from the underwritten public offering of our common stock, $10 million in cash from the Deerfield financing and $2.5 million from stock option exercises and ESPP purchases received in the first nine months of 2009, partially offset by cash used for operating activities.

Since inception, we have financed operations primarily from the issuance of equity securities. Through September 30, 2009, we raised $403.5 million from financing activities, received $150 million from the sale of Evamist and had an accumulated deficit of $220.8 million at September 30, 2009.

Available-for-sale securities. We focus on capital preservation and liquidity in our investments in available-for-sale securities. Through February 28, 2008, we restricted our investments to:

•                 Direct obligations of the United States Treasury;

•                 Federal Agency securities that carry the direct or implied guarantee of the United States government; and

•                 Corporate securities, including commercial paper, rated A1/P1/F1 or better.

The weighted average maturity of our portfolio was not to exceed 18 months.

On February 29, 2008, the Audit Committee of the Board of Directors approved a change to the investment policy to be more restrictive in the focus on capital preservation and on liquidity in our investments in available-for-sale securities. Future investments are restricted to:

•                 Direct obligations of the United States Treasury;

•                 Federal agency securities that carry the direct or implied guarantee of the United States government; and

•                 Corporate debt obligations rated AA3/AA- or A-1+/P-1 or better or asset-backed commercial paper rated A-1+/P-1 or better.

The weighted average maturity of our portfolio for new investments is not to exceed nine months.

At September 30, 2009, we had $127.8 million in cash and cash equivalents and $99.1 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities, in accordance with our investment policy. At September 30, 2009, 99% of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds that invest only in U.S. Treasury securities. The investment policy has the primary investment objectives of preservation of principal while at the same time maximizing yields without significantly increasing risk; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition. Also, if the banking system or the financial markets do not improve, continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. We recorded unrealized charges for other-than-temporary impairment of securities of $97,000 during the three months ended September 30, 2009, and $654,000 during the nine months ended September 30, 2009. We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be charged to income in future periods.

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

Accounts Receivable. Accounts receivable (net of allowance for doubtful accounts) at September 30, 2009 was $2.3 million, as compared to $4.2 million at December 31, 2008. The 44% decrease in the accounts receivable balance at September 30, 2009 is primarily due to the collection of the accounts receivable outstanding at December 31, 2008. Currently, we do not have any significant concerns related to accounts receivable or collections.

Liabilities. Total liabilities were $43.5 million at September 30, 2009, or $32.9 million lower than at December 31, 2008. The change in total liabilities includes a $31.7 million net decrease in deferred revenue primarily due to the amortization of the $150 million in deferred license revenue received from K-V on the sale of Evamist.

We have entered into a manufacturing agreement with a supplier to purchase alprostadil. As of September 30, 2009, our remaining commitment under this agreement is to purchase a minimum of $1.5 million of product from 2009 through 2011. Should our inventory of alprostadil exceed our future production needs, it may be necessary to write-off additional excess inventory.

In February 2004, we entered into exclusive licensing agreements with Acrux Limited, or Acrux, and a subsidiary of Acrux under which we have agreed to develop and, if approved, commercialize Luramist and Evamist in the United States for various female health applications. Under the terms of the agreements, we agreed to pay to Acrux for Luramist: licensing fees of $2 million, up to $3.3 million for the achievement of certain clinical development milestones, up to $3 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization.

For Evamist, we agreed to pay to Acrux licensing fees of $1 million, up to $1 million for the achievement of certain clinical development milestones, up to $3 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization. We made a $1 million clinical development milestone payment to Acrux in October 2006 related to the submission of an NDA to the FDA for Evamist and we made an additional $3 million product approval milestone payment for the approval of this NDA in August 2007. Under the terms of our Asset Purchase Agreement with K-V for the sale of our Evamist product, K-V paid $1.5 million of this milestone obligation.

Operating Activities. Our operating activities used $76.2 million of cash and $47.7 million of cash during the nine months ended September 30, 2009 and 2008, respectively. During the first nine months of 2009, our net operating loss of $41.1 million was offset by $3.8 million in non-cash stock based compensation expense, a $654,000 other-than-temporary loss on impaired securities, a $487,000 provision for obsolete inventory due to alprostadil that has exceeded its shelf life, $868,000 in depreciation expense and a $1.8 million reduction in our accounts receivable, due to the collection of monies owed to us. These positive cash flows to our net operating loss were in turn offset by the recognition of $31.7 million in revenue primarily due to the amortization of deferred license revenue from the receipt of $150 million from K-V for the sale of Evamist, a $10 million decrease in accounts payable due to the timing of payments and a $967,000 decrease in accrued research and clinical expenses, primarily due to the winding down of the Qnexa for obesity development efforts.

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

Investing Activities. Our investing activities provided $23.8 million and $27.6 million in cash during the nine months ended September 30, 2009 and 2008, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities. Financing activities provided $114.1 million and $78.4 million during the nine months ended September 30, 2009 and 2008, respectively. In the first nine months of 2009, the cash provided by financing activities included $102.7 million in net proceeds from the underwritten public offering of our common stock, $10 million in cash from the Deerfield financing and $2.5 million from stock option exercises and ESPP purchases, partially offset by $1.1 million in principal payments under our notes payable. In the first nine months of 2008, the cash provided by financing activities included cash receipts from the Deerfield financing including $9.7 million in net proceeds from the issuance of common stock and $4.2 million from the FARA, net proceeds of $63.7 million from the registered direct offering of our common stock, $1.4 million in proceeds from the exercise of stock options and $141,000 from the sale of common stock through our ESPP partially offset by $738,000 in principal payments under our notes payable.

On December 22, 2005, we purchased from our landlord our principal manufacturing facility, which was previously leased, for $7.1 million. The purchase price was funded in part by $3.3 million, which was being held by the landlord as cash collateral for renovations to the facility upon the termination of the lease and the remainder with cash. On January 4, 2006, we obtained a $5.4 million loan from Crown Bank, N.A., or Crown. The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for the Crown loan. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% for the first nine months of 2009 and 2008, respectively.

On April 15, 2008, we closed the Deerfield Transaction in which Deerfield and its affiliates agreed to provide us with $30 million in funding. Certain of the agreements with Deerfield were amended and restated on March 16, 2009. The $30 million in funding consists of $20 million from the FARA entered into with the Deerfield Sub, and $10 million from the sale of our common stock under a securities purchase agreement. Under the FARA, the Deerfield Sub made $3.3 million payments to us in April, September and December 2008 and February, June and September 2009, constituting all of the required payments under the FARA. We will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational product candidate, to the Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, manufacture, promote and sell MUSE, and develop avanafil. At the closing on April 15, 2008, in connection with the registered direct offering under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed certain expenses incurred in this transaction of approximately $200,000, registered under the shelf Registration Statement (File Number 333-135793), filed with the SEC on July 14, 2006. The number of shares was determined based on the volume weighted average price on the NASDAQ Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008.

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

On May 6, 2008, we filed with the SEC a Post-Effective Amendment No. 1 to Form S-3 (File No. 333-135793), which was filed with the SEC on July 14, 2006, to deregister any securities registered and not otherwise sold thereunder.

On August 6, 2008, we sold $65 million of our common stock in a registered direct offering. Under the terms of the financing, we sold 8,365,508 shares of our common stock at a price of $7.77 per share. On August 5, 2008, the Company filed a prospectus supplement with the SEC relating to this registered direct offering under the existing shelf Registration Statement (File Number 333-150649).

On September 17, 2009, we entered into an underwriting agreement, or the Underwriting Agreement, with J.P. Morgan Securities Inc., as representative of the several underwriters named therein, or the Underwriters, relating to the public offering and sale of 9,000,000 shares of our common stock.  Pursuant to the Underwriting Agreement, the Underwriters agreed to purchase, subject to customary closing conditions, 9,000,000 shares of our common stock. We has also granted the Underwriters a 30-day option to purchase up to 1,350,000 additional shares of common stock on the same terms and conditions as set forth above to cover over-allotments, which the Underwriters exercised in full. The 10,350,000 shares were sold at a price to the public of $10.50 per share which resulted in approximately $108.7 million in gross proceeds before deducting underwriting discounts and commissions and other offering expenses. The transaction closed on September 23, 2009. The offering was made pursuant to the effective shelf registration statement on Form S-3 (Registration No. 333-161948), including the prospectus dated September 16, 2009 contained therein, as supplemented.

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

The nature and efforts required to develop our investigational product candidates into commercially viable products include research to identify a clinical candidate, pre-clinical development, clinical testing, FDA approval and commercialization. This process is very costly and can take in excess of 10 years to complete for each investigational product candidate. The duration and the cost of clinical trials may vary significantly over the life of a project as a result of matters arising during the clinical studies, including, among others, the following:

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

Our investigational product candidates have not yet achieved FDA regulatory approval, which is required before we can market them as therapeutic products. In order to achieve regulatory approval, the FDA must conclude that our clinical data establish substantial evidence of safety and efficacy. The results from pre-clinical testing and early clinical trials may not be predictive of results in later clinical trials. It is possible for a candidate to show promising results in early clinical trials, but subsequently fail to establish safety and efficacy data necessary to obtain regulatory approvals.

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

We may also be required to make further substantial expenditures if unforeseen difficulties arise in other areas of our business. In particular, our future capital and additional funding requirements will depend upon or be impacted by numerous factors, including:

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

•      adverse perceptions and interpretations of Qnexa or the data by outside analysts or others; and

•      the activities of competitors.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least into 2011. However, we anticipate that we may require additional funding to continue our research and investigational product development programs, to conduct pre-clinical studies and trials, to fund operating expenses, to pursue regulatory approvals for our investigational product candidates, to finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, and we may require additional funding to establish additional or new manufacturing and marketing capabilities in the future, to manufacture quantities of our investigational product candidates for approval and commercialization, or to launch a product. In particular, we expect to make other substantial payments to Acrux and Mitsubishi Tanabe, in accordance with our agreements with them in connection with the licensing of certain compounds. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales. Similar to the transaction with Evamist, we may consider selling or licensing any of our products in development or our commercial product in order to raise additional funding. We may seek to access the public or private equity markets at any time. The sale of additional equity securities would result in additional dilution to our stockholders. We may also seek additional funding through strategic alliances, acquisitions of companies with cash balances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our investigational product development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or investigational product candidates and to pay royalties on future product sales. To the extent that we are unable to obtain third party funding for such expenses, we expect that increased expenses may result in future losses from operations. We are continually evaluating our existing portfolio and we may choose to divest or sell one or more of our products or investigational product candidates at any time. We cannot assure you that we will successfully develop our products under development or that our products, if approved for sale, will generate revenues sufficient to enable us to earn a profit.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2009, excluding amounts already recorded on our condensed consolidated balance sheet as accounts payable, and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. This table includes our enforceable and legally binding obligations and future commitments, as well as obligations related to all contracts that we are likely to continue, regardless of the fact that they were cancelable as of September 30, 2009. These do not include milestones, with the exception of the $1 million Phase 3 milestone payment due to Acrux for Luramist on or before April 1, 2010 and assumes non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating forecasts, which are subject to change:

	Payments Due by Period
Contractual obligations	Total	2009 (3 months)	2010-2012	2013-2014	Thereafter
	(in thousands)
Operating leases	$898	$128	$770	$—	$—
Manufacturing and other agreements	10,401	7,347	3,034	17	3
Clinical trials	23,082	12,889	10,193	—	—
Milestone payments	1,000	—	1,000	—	—
Notes payable	20,258	38	15,827	409	3,984
Interest payable	14,028	3,857	7,546	639	1,986
Total contractual obligations	$69,667	$24,259	$38,370	$1,065	$5,973

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

Other Agreements

We have remaining commitments under various general and administrative services agreements totaling $1.9 million at September 30, 2009, including $1.3 million related to Leland F. Wilson’s Employment Agreement (see paragraph below). We have also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at September 30, 2009, our remaining commitment under these agreements totaled $5.4 million. We have entered into marketing promotion and related agreements for our erectile dysfunction product, MUSE. At September 30, 2009, our remaining commitment under the MUSE agreements totaled $680,000. In addition, we have entered into agreements related to the pre-commercialization of Qnexa for obesity.  The remaining commitments under these agreements totaled $886,000 at September 30, 2009.

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

Clinical Trials

We have entered into various agreements with clinical consultants, investigators, clinical suppliers and clinical research organizations to perform clinical trial management and clinical studies on our behalf and, at September 30, 2009, our remaining commitment under these agreements totaled $23.1 million, which includes nearly all of the accrued research and clinical expenses of $5.5 million in the condensed consolidated balance sheet as of September 30, 2009. We make payments to these providers based upon the number of patients enrolled and the length of their participation in the trials. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

Notes Payable and Interest Payable

Crown Loan

On January 4, 2006, we obtained a $5.4 million mortgage loan from Crown. The land and buildings, among other assets, located at our principal MUSE manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for these Agreements. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, we have a principal balance of $4.9 million remaining on the Crown loan.

We have included in the above table the estimated interest payments based upon current interest rates that we expect to make in accordance with the terms of the loan agreement. However, should we decide to prepay the loan, there would be a prepayment premium, in lieu of the interest payable in the above table, which would have been 2% at September 30, 2009 (the fourth year of the loan term). If prepayment occurs in the fifth year or thereafter, the premium would be 1%.

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of the agreements were amended and restated on March 16, 2009. Under the agreements, Deerfield and its affiliates agreed to provide us with $30 million in funding. The $30 million in funding consists of $20 million from the Funding and Royalty Agreement, or FARA, entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of our common stock. Under the FARA, the Deerfield Sub made $3.3 million payments to us in April, September and December 2008 and February, June and September 2009, constituting all of the required payments under the FARA. Such payments are referred to as the Funding Payments. We will pay royalties on the current net sales of MUSE and, if approved, on future sales of avanafil, an investigational product candidate to the Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, to manufacture, promote and sell MUSE, and to develop avanafil. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million, and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately $200,000 in certain expenses incurred in this transaction. The number of shares was determined based on the volume weighted average price on the NASDAQ Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights, each as described in greater detail below. If either party exercises its option, any further royalty payments would be effectively terminated. Collectively, these transactions are referred to as the Deerfield Transactions.

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

In accordance with Emerging Issues Task Force Issue 88-18, Sale of Future Revenues, as codified in FASB ASC 605, the FARA transaction is in substance a financing arrangement, or loan that will be repaid by us. The minimum repayment amount would be $17 million, the amount of the unconditional put option held by Deerfield Affiliates, plus royalties paid on MUSE sales, and avanafil sales if approved, during the term of the agreement. Accordingly, we have recorded the advances from the Deerfield Affiliates, net of the $2 million option right payment and related fees and expenses, as a loan. We have received all of the required advances under the financing arrangement and recorded a loan of $17 million, the minimum amount owed under the FARA. The $17 million loan is lower than the contractual amounts owed if we exercise our call option of $23 million to $26 million, or if the Deerfield Affiliates require us to purchase the shares as a result of a Major Transaction (see Note 7: “Deerfield Financing”). Using the interest method under APB Opinion No. 21, Interest on Receivables and Payables, as codified in FASB ASC topic 835, Interest, subtopic 30, Imputation of Interest or ASC 835-30, interest on the loan will be calculated and recognized over three years, which is the estimated term of the loan based on the earliest date that the Deerfield Affiliates could require us to repay the amounts advanced. The Deerfield Affiliates will receive a quarterly payment based on net sales of MUSE. The above Contractual Obligations table includes estimated interest payable on the principal owing at September 30, 2009 from the Deerfield Financing based upon a 33% imputed effective interest rate whereas actual quarterly royalty payments are based upon a percentage of net MUSE sales at a rate substantially lower than the imputed effective interest rate used to calculate interest expense.

Additional Payments

We have entered into development, license and supply agreements that contain provisions for payments upon completion of certain development, regulatory and sales milestones. Due to the uncertainty concerning when and if these milestones may be completed or other payments are due, we have not included these potential future obligations in the above table.

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

For Evamist, we agreed to pay to Acrux licensing fees of $1 million, up to $1 million for the achievement of certain clinical development milestones, up to $3 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization. We made a $1 million milestone payment to Acrux in October 2006 related to the submission of an NDA to the FDA for Evamist. Upon approval of the NDA for Evamist, a $3 million product approval milestone became due and was paid to Acrux in August 2007. Under the terms of the Asset Purchase Agreement with K-V for the sale of Evamist, K-V paid $1.5 million of this $3 million obligation. In August 2008, we assigned all of our rights and obligations under the Evamist license agreement to K-V. See Note 11: “Sale of Evamist Product” to the notes to condensed consolidated financial statements included in this Form 10-Q for additional information concerning the terms of this agreement.

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

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of its products and to its clinical research organizations and investigators sites against liabilities incurred in connection with any third-party claim arising from the work performed on behalf of the Company, among others. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

Pursuant to the terms of the Asset Purchase Agreement for the sale of the Evamist product to K-V, the Company made certain representations and warranties concerning its rights and assets related to Evamist and the Company’s authority to enter into and consummate the transaction. The Company also made certain covenants that survive the closing date of the transaction, including a covenant not to operate a business that competes, in the United States, and its territories and protectorates, with the Evamist product.

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

Market and Interest Rate Risk

Our cash, cash equivalents and available-for-sale securities as of September 30, 2009 consisted primarily of money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities. Our cash is invested in accordance with an investment policy approved by our board of directors that specifies the categories, allocations, and ratings of securities we may consider for investment.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates reduces the fair value of our available-for-sale securities at September 30, 2009 by approximately $150,000. To minimize this risk, we intend to continue to maintain our portfolio of cash equivalents and short-term investments in a variety of securities including commercial paper, money market funds and government and non-government debt securities, all with various maturities. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

We are also exposed to interest rate risk on the $4.9 million loan payable to Crown Bank, N.A. as of September 30, 2009. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. The interest rate was 7.5% and 7.5% for the first nine months of 2009 and 2008, respectively.

Foreign Currency Exchange and Foreign Economic Conditions Risk

We receive international revenue from distributors selling products outside the United States. We charge these distributors in U.S. dollars and they sell in their local denomination. In addition, we guarantee a minimum margin percentage, which is affected by current foreign exchange rates. As a result, our financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which our licensed products are sold. Our exposure to foreign exchange rates is most significant relative to the Euro and United Kingdom Pound Sterling.

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

The process of developing new drugs and/or therapeutic products is inherently complex, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. Investigational product candidates that appear to be promising at all stages of development may not reach the market for a number of reasons. Investigational product candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoints due to statistical anomalies even though clinical benefit may have been achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance. Historically, our development efforts have been focused on products for sexual and postmenopausal health. While we have experience in managing Phase 1 through Phase 3 clinical trials in support of various indications, we do not have any prior experience in managing Phase 3 clinical trials for obesity or diabetes. There can be no assurance that we will be successful with the limited experience and resources we have available at the present time relating to obesity or diabetes.

We are largely dependent on the success of our two product candidates in Phase 3 clinical development: Qnexa, for treatment of obesity, and avanafil, for treatment of erectile dysfunction, and cannot be certain that either product candidate will receive regulatory approval or be successfully commercialized.

We currently have only a limited number of product candidates in clinical development, and our business currently depends on their successful development and commercialization. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries.

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

We have not yet submitted an NDA for our most advanced drug candidate, Qnexa, and our next most advanced drug candidate, avanafil, has not completed the large, pivotal Phase 3 clinical trials for efficacy and safety that are required for FDA approval. In addition, neither Qnexa nor avanafil have completed certain manufacturing requirements including sufficient stability data that are required for FDA approval. Notwithstanding our belief that the data collected from our three Phase 3 trials of Qnexa is promising, and even if we believe that data collected from our pre-clinical studies and clinical trials of our other drug candidates are promising and that our information and procedures regarding chemistry, manufacturing and controls are sufficient, our data may not be sufficient to support approval by the FDA or any other United States or foreign regulatory authority.

In addition, we believe that the regulatory review of NDAs for drug candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety. In this regard, it is likely that some of our drug candidates, including Qnexa and avanafil, will be subject to increased scrutiny to show adequate safety than would drug candidates for more acute or life-threatening diseases, such as cancer. Even if approved, drug candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed and may have restricted access programs. Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our drug candidates. As a result, we cannot predict when or whether regulatory approval will be obtained for any of our drug candidates currently under development.

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

Although we recently announced results from two pivotal Phase 3 clinical trials for safety and efficacy of our most advanced drug candidate, Qnexa, we continue to analyze the data collected in these trials. Consequently, it is possible that further analysis of this and other data on Qnexa may yield information or suggest conclusions not yet known that may negatively impact the drug’s chances for regulatory approval, market acceptance or safety profile.

Our other investigational product candidates, avanafil and Luramist, have not successfully completed all of the large, pivotal Phase 3 trials for efficacy and safety that are required for approval by the FDA and other worldwide regulatory authorities. Pre-clinical data and the limited clinical results that we have obtained for these investigational product candidates may not predict results from studies in larger numbers of subjects in multiple sites drawn from more diverse populations treated for longer periods of time. The smaller and shorter clinical trials also may not predict the ability of these investigational products to achieve or sustain the desired effects in the broad intended population or to do so safely. We may also decide to not conduct additional Phase 2 studies prior to the initiation of pivotal Phase 3 studies. In addition, we may elect to enter into pivotal Phase 3 studies with a new formulation, dosage, delivery system or choose to study different populations than had been studied in previous clinical trials.

Qnexa is our proprietary capsule formulation investigational product candidate containing the active ingredients phentermine and topiramate. Phentermine was approved for the short-term treatment of obesity by the FDA in 1959. Topiramate is approved for seizures (1996) and migraine prevention (2004). Published studies on topiramate reported that topiramate treatment produced weight loss. By combining these compounds, Qnexa attempts to simultaneously address excessive appetite and a high threshold for satiety, the two main mechanisms believed to impact eating behavior. Although we believe Qnexa affects the two major causes of overeating, excessive hunger and the inability to feel satisfied, we may not be correct in our assessment of the impact the combination of these two ingredients may have on weight loss or their mechanism of action. Earlier studies with Qnexa were completed using a twice-a-day dose. The twice-a-day dose and timing of the administration of the active ingredients was determined by the inventor through the treatment of patients in his private practice. We have completed the once-a-day formulation development of Qnexa and used a once-a-day formulation in our completed Phase 3 studies of Qnexa. We have completed various pharmacokinetic studies of the once-a-day formulations to characterize the pharmacokinetic profile of the once-a-day formulation of Qnexa. The FDA has also asked us to study the effects of a lower dose of Qnexa, which we did in the Phase 3 obesity trials.

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

We may choose to develop a new formulation of any or all of our investigational product candidates that may be different from the formulation used in our Phase 3 clinical trials. If changes are made, or if a new formulation is used, we will need to demonstrate comparable bioequivalence between the formulation used in our Phase 3 clinical trials and the new formulation, should we choose to launch or later commercialize this new formulation. If we are unable to demonstrate that the formulation used in our Phase 3 clinical trials is bioequivalent to the new formulation we intend to launch or later commercialize, then we may be required to conduct additional clinical trials or repeat some or all of our Phase 3 clinical trials for our investigational product candidate, or we may need to develop an alternative commercial formulation for the investigational product candidate that is bioequivalent. As a result, our ability to obtain approval of the investigational product candidate, if any, may be delayed. We have performed a bioequivalence study on a new formulation of Qnexa that we intend to launch, if approved, which was determined to be equivalent to the formulation used in the Phase 3 trials.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. The most common side effects reported in our Phase 3 trials of Qnexa were paresthesia (tingling of the extremities), dry mouth, altered taste, headache and constipation. In addition, the constituent drugs of each of our product candidates each has its own side effect profile that is included in its current product label. If our product candidates are approved by the FDA, we would anticipate that their labels would include the side effect profiles of each of the constituent drugs. While the constituent drugs that make up Qnexa have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Qnexa, to date, the combination of these constituent drugs has not received regulatory approval. While we believe our Phase 3 Qnexa clinical trials have generated safety and efficacy data, the approvability and eventual labeling of Qnexa will be determined by the FDA. For example, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA reviewed another company’s obesity product candidate, rimonabant, and determined not to recommend approval of the product candidate to the FDA, based on concerns regarding the safety profile of the product candidate in particular, depression, suicidality and seizures.

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

Previously published studies suggest that the administration of topiramate alone, in conjunction with diet and a behavioral modification program, results in weight reduction in obese patients. The most prominent side effect seen in the published studies was paresthesia (tingling of the extremities), experienced by 42% to 59% of patients. Drop outs due to paresthesia were 5% or less. In the EQUATE, EQUIP and CONQUER Phase 3 obesity studies, tingling was experienced in 23%, 19% and 21%, respectively, of the patients on the full-dose of Qnexa. In the Phase 2 diabetes study, paresthesia was experienced by 17% of the patients. The other common adverse events reported in the published topiramate monotherapy studies were also central nervous system, or CNS, related including fatigue, difficulty with attention, memory and concentration, and depression. In our obesity and diabetes studies, these CNS-related side effects were also experienced, but the difference was not statistically significant when compared to placebo. The pharmaceutical company performing research of topiramate alone for the treatment of obesity announced they had discontinued their development program including their controlled-release formulation.

The FDA has also issued an alert on the use of antiepileptic drugs and a potential risk of increased suicidal ideation. As part of our Phase 3 obesity trials for Qnexa, we prospectively assessed the potential risk of suicidal tendencies. The results of the extensive assessments performed in our Phase 3 trials for Qnexa indicated no signal for suicidal ideation. On July 10, 2008, the FDA held a Joint Meeting of the Peripheral and Central Nervous System Drugs Advisory Committee and the Psychopharmacologic Drugs Advisory Committee. The advisory committee and representatives from the Pediatric Advisory Committee, and the Drug Safety and Risk Management Advisory Committee considered the results of FDA’s analysis of suicidality (both suicidal ideation and behavior) from placebo-controlled clinical studies of 11 antiepileptic drugs. One of the drugs included in the discussion was topiramate (marketed as TOPAMAX, Ortho-McNeil-Janssen Pharmaceuticals Inc.). The FDA discussed with the committee, in light of the results, whether any additional actions are necessary. The committee recognized that there is an increased risk of suicidality and recommended to the FDA that additional information should be provided to patients regarding the risks and benefits of antiepileptic drugs; however, the committee strongly recommended against a Black Box warning to be applied to antiepileptic drugs. In December 2008, the FDA asked the manufacturers of the antiepileptic drugs included in the analysis to add warnings about suicidality to the labels and to issue a medication guide covering the results of the meta-analysis. In April 2009, the FDA approved these new labels. We anticipate that the label for Qnexa, if approved, will contain the similar suicidality warnings to those contained in the topiramate label.

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

Pregnant women or women who planned on becoming pregnant were not eligible to participate in the Qnexa clinical trials. Women of child-bearing potential were advised to use and agreed to use two forms of birth control during the study. Subjects who became pregnant during the study period were required to immediately discontinue study medication. We are aware that patients in the studies did become pregnant. They were taken off the study medication and followed through to delivery. While we did not observe any changes in teratogenic activity in those pregnancies, we anticipate the labeling for Qnexa, if approved, will contain a warning against use by women who are or are considering becoming pregnant.

Subjects in our trials will experience side effects. Serious adverse events will be reported to the FDA and study investigators as required by regulations. There were no dropouts in the Qnexa arm of our Phase 2 study due to serious or severe adverse events. In the Phase 3 EQUIP and CONQUER studies, there was no difference between Qnexa (0.4%) and placebo (0.4%) drug-related serious adverse events. In the Phase 3 EQUATE study, there were no drug-related serious adverse events. To date, the clinical results we have obtained for our other investigational product candidates, avanafil and Luramist, do not necessarily predict that the results of further testing, including larger, late-stage controlled human clinical testing, will be successful. If our trials are not successful or are perceived as not successful by the FDA, physicians, analysts, investors, the media or the public in general our business, financial condition and results of operations will be materially harmed.

If any of our product candidates receives marketing approval and we or others identify unknown side effects caused by the product, a number of potentially significant negative consequences could result, including:

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

•                  we could be asked to formulate a risk evaluation mitigation strategy, or REMS, that could include a program of post-marketing surveillance or restricted distribution for physicians who prescribe our products and patients being treated with our products;

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

Each of the approved drugs that are combined to produce our investigational product candidate, Qnexa, is commercially available at prices lower than the price at which we would seek to market our investigational product candidate. We cannot be sure that physicians will view Qnexa as sufficiently superior to a treatment regime of Qnexa’s individual active pharmaceutical ingredients as to justify the significantly higher cost we expect to seek for Qnexa, and they may prescribe the individual drugs already approved and marketed by other companies instead of our combination product. Even though our U.S. and European patents contain composition, product formulation and method-of-use claims that we believe protect Qnexa, those patents may be ineffective as a practical matter to protect against physicians prescribing the individual drugs marketed by other companies instead of our combination product. Our patents and pending patent applications do not prevent physicians from prescribing the generic constituents of our product candidates. Phentermine and topiramate are currently available in generic form. We believe that a practitioner seeking safe and effective therapy is not likely to prescribe such off-label generics in place of Qnexa because the dosage strengths, pharmacokinetic profiles and titration regimens recommended for Qnexa are not available using existing generic preparations of immediate release, or IR, phentermine or topiramate. However, to the extent that the price of Qnexa is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components instead of for our combination product, and this may limit how we price or market Qnexa. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the U.S. are prepared to pay for Qnexa, which could also limit market and patient acceptance of our product, and could negatively impact our revenues. A physician could seek to prescribe off-label generics in place of Qnexa. Off-label use occurs when a drug that is approved by the FDA for one indication is legally prescribed by physicians for a different, unapproved indication. Topiramate, one of the ingredients in Qnexa, is not approved for obesity treatment.

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

We may choose or be required by regulatory authorities to restrict distribution of Qnexa to specialty pharmacies after physicians register to ensure a safe and secure launch. Our success in distributing our product candidate in this manner could be limited, which could have an adverse effect on our business, financial condition and results of operations and cash flow.

The FDA and other regulatory agencies will likely require more extensive or expensive trials for our combination investigational product candidate, Qnexa, than may be required for single agent pharmaceuticals.

To obtain regulatory approval for Qnexa, we are required to show that each active pharmaceutical ingredient in our investigational product candidate makes a contribution to the combined investigational product candidate’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and more effective than each of the components. As a result, we were required to include in our clinical trial protocols an evaluation of each component drug as well as for the component drug in combination. This required us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of Qnexa than of a new drug containing only a single active pharmaceutical ingredient. The OB-301, or EQUATE, Phase 3 trial was designed to meet the combination guidelines set by the FDA. The EQUATE study contained separate component arms as well as the combination. We believe the results of the EQUATE study meet FDA guidelines for combination therapy studies; however, there can be no assurance that we have satisfied the combination requirements to the FDA’s satisfaction or that further testing of the combination will not be required. The EQUATE study also contained a mid-dose of Qnexa containing 46 mg of topiramate CR and 7.5 mg of phentermine. The mid-dose was also included in the CONQUER, or OB-303, study. We may file for approval for the mid-dose in addition to the full-dose. The number of subjects on the mid-dose in the OB-303 study may not be sufficient for approval. We have no assurance that the mid-dose or full-dose of Qnexa will be approved or that additional pre-clinical and clinical testing may not be needed prior to approval. In addition, if the FDA does not approve the full-dose of Qnexa, there is no assurance that they would approve the mid-dose or any other dose of Qnexa.

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

For example, on March 30, 2007, we entered into a definitive agreement with K-V to transfer the assets and grant a sublicense of our rights under our licensing agreement with Acrux related to Evamist, a metered-dose transdermal spray for the treatment of menopause symptoms, to K-V. Under the terms of this agreement, we are also eligible to receive certain one-time payments of up to $30 million based on K-V achieving certain annual net sales thresholds for Evamist. In January 2009, K-V and certain of its subsidiaries announced a voluntary recall of most of its prescription products. In addition, K-V voluntarily suspended the manufacturing and shipping of all of its products. Subsequent to the recall, K-V announced plans to reduce its workforce by 700 employees. Evamist is not manufactured by K-V and was not subject to the recall. In July 2009, K-V announced that it had hired a firm that specializes in restructurings and bankruptcies. Given the uncertainties with K-V, it is difficult to determine the extent of the adverse impact on Evamist. Although we are entitled to additional milestone payments from future sales of Evamist by K-V, at the present time we do not anticipate receiving any additional milestone payments from sales of Evamist.

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

The research, testing, manufacturing, selling and marketing of investigational product candidates are subject to extensive regulations by the FDA and other regulatory agencies in the United States and other countries. We cannot predict with certainty if or when we might submit for regulatory review our investigational product candidates currently under development. The FDA can suspend or modify clinical studies at any time if the agency believes that the subjects participating in such studies are being exposed to unacceptable health risks.

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

If one of our investigational product candidates is approved by the FDA or by another regulatory authority for a territory outside of the United States, we will be required to comply with extensive regulations for product manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the investigational product candidates or who and how we may distribute our products. Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Qnexa, if any, may include restrictions on use, including restrictions based on pregnancy status, level of obesity and duration of treatment or a boxed warning related to concerns regarding antidepressants, antiepileptics or otherwise. The FDA may also require the distribution of a Medication Guide to patients outlining the increased risk of suicidal thinking or behavior in children and adolescents or other populations. The FDA could also require a registry to track the patients utilizing the product or implement a risk evaluation mitigation strategy, or REMS.

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

Even if our investigational drug candidates obtain regulatory approval, those products may not gain market acceptance among physicians, patients, healthcare payers or the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for optimal commercial success. We believe that the degree of market acceptance and our ability to generate revenues from such products will depend on a number of factors, including:

•              timing of market introduction of competitive drugs;

•              efficacy and safety of our drug candidates;

•              prevalence and severity of any side effects;

•              potential or perceived advantages or disadvantages over alternative treatments including generics;

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

We do not have the ability to conduct pre-clinical or clinical studies for our investigational product candidates without the assistance of third parties who conduct the studies on our behalf. These third parties are usually toxicology facilities, safety monitoring companies and clinical research organizations, or CROs, which have significant resources and experience in the conduct of pre-clinical and clinical studies. The toxicology facilities conduct the pre-clinical safety studies as well as all associated tasks connected with these studies. Safety monitoring companies collect reported adverse events that are reported from subjects during clinical trials. The CROs typically perform patient recruitment, project management, data management, statistical analysis, and other reporting functions. We intend to use several different facilities and CROs for all of our pre-clinical and clinical studies. We have contracted with a safety monitoring company that we intend to use for all of our clinical trials. If these third party toxicology facilities, the safety monitoring company or CROs do not successfully carry out their contractual duties or meet expected timelines, we may not be able to obtain regulatory approvals for our investigational product candidates on a timely basis, if at all, and we may not be able to successfully commercialize these investigational product candidates. If these third party toxicology facilities, the safety monitoring company or CROs do not perform satisfactorily, we may not be able to locate acceptable replacement third parties or enter into favorable agreements with these third parties, if at all. These third parties may also fail economically, which would impact our ability to obtain and utilize the results of the studies performed by these third parties.

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

We have completed the development of a once-a-day formulation of Qnexa. The contract manufacturer we have selected to develop a once-a-day formulation is supplying the entire product for the Phase 3 program. In addition, this contract manufacturer is our sole source of clinical supplies for Qnexa. Stability data of the once-a-day capsule and the container closure system is limited. We have only recently manufactured commercial batches of Qnexa. These batches may not pass certain release specifications. In addition, the stability data from these batches may not be sufficient for filing review or approval of the Qnexa NDA. A failure on the stability or manufacturability of our once-a-day formulation and packing materials or the inability of this contract manufacturer or any of our suppliers involved in the manufacturing of the Phase 3 or pre-approval supplies to carry out its contractual duties or meet expected timelines may cause the FDA to reject or delay the review of the Qnexa NDA, which could have a material adverse impact on our development plan, market price of our common stock and financial condition.

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

Risks Relating to our Operations

If we, or our suppliers, fail to comply with FDA and other regulatory agency regulations relating to our commercial manufacturing operations, we may be prevented from manufacturing our products or may be required to undertake significant expenditures to become compliant with such regulations.

After regulatory approval for a product is obtained, the product is subject to continual regulatory review. Manufacturing, labeling and promotional activities are continually regulated by the FDA and equivalent foreign regulatory agencies. For example, our third party manufacturers are required to maintain satisfactory compliance with current Good Manufacturing Practices, or cGMP. If these manufacturers fail to comply with applicable regulatory requirements, our ability to manufacture, market and distribute our products may be adversely affected. In addition, the FDA could issue Warning Letters or could require the seizure or recall of products. The FDA could also impose civil penalties or require the closure of our manufacturing facility until cGMP compliance is satisfactorily achieved.

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

One example of non-conformance came to light during the first quarter of 2009, when we, as part of our routine testing, identified that certain lots of the 125 mg and 250 mg strength MUSE product had exceeded the specified limit of allowable impurities. The identified product was out of compliance with the impurity specification in the 18th-24th month of its shelf life. In 2008, sales of the 125 mg and 250 mg strength MUSE represented 11% of our worldwide sales. Upon identifying this non-conformance, we promptly notified the FDA. The occurrence of known impurities to some level is typical within most pharmaceutical products. Our investigation concerning this MUSE impurity issue identified that the elevation in impurities was caused during the routine sterilization process. We continue to perform monitoring for impurities and additional lots of commercialized product may also be identified as containing levels of impurity that exceed the product’s specifications. Although we believe that this impurity poses no safety risk to the patients, as part of our commitment to maintaining cGMP and compliance to FDA regulations, on May 20, 2009, VIVUS sent a notice to our wholesale distributors to recall specific lots of 125mg and 250mg product that remain in the wholesaler’s inventory. The quantities of recalled product received-to-date by VIVUS from the recall effort have not been significant. There can be no assurance that a further product recall will not occur in the future from similar or other variations of the manufacturing process. Also, there can be no assurance that inherent and future variations in the sterilization process will not produce product that will exceed the product’s impurity specification or that would have some other adverse effect that would still render the product to not be within its full range of specification over the full course of its shelf life. Should a further recall be necessary, there may be periods when the 125 mg and 250 mg strength MUSE product are not fully available to the commercial market and these strengths may go into a back order status. All MUSE products had a 24 month shelf life; however in September 2009, we received approval from the FDA to reduce the shelf life of our 125mg and 250mg MUSE product from 24 months to 18 months. We are currently manufacturing the 125mg and 250mg MUSE product with an 18-month shelf life. In a subsequent quarter, we plan to exchange the affected 125mg and 250mg MUSE product manufactured prior to the out of compliance condition and remaining in the wholesaler’s inventory with the new product with the 18-month shelf life. The FDA and/or international regulatory agencies may require us to perform extensive investigations and/or process revalidations in relationship to the resolution of this issue. Should such extensive investigations or process revalidations be necessary, a further product recall be made, or a product shortage and back order occur, there could be a material adverse impact on our business, financial condition and results of operations.

Non-conformance issues may occur in our manufacturing operations or in the operations of our vendors and suppliers, which could have an adverse impact on our ability to manufacture our products and investigational product candidates. For example, in late March 2008, we identified a non-conformance issue in one container of a raw material for MUSE, as supplied by the raw material vendor. All MUSE units manufactured from this container were within the VIVUS held inventory, were separated from our other inventory and were subsequently destroyed. As required, we appropriately notified the FDA of this raw material incident. In a timely manner, we completed an investigation of this non-conformance, which concluded that the impact of this raw material non-conformance was limited to those units of MUSE produced from the one subject container. All of these units had already been identified and separated out of our normal inventory. We also shared our findings and actions directly with the FDA. We have negotiated a partial financial settlement with the supplier of this non-conforming material. Although we believe this incident to be complete from a product impact point of view, there can be no assurance that any future raw material non-conformance would not have a much greater negative impact to production, inventory supply, market demand supply, or even require a recall of previously distributed MUSE units. In addition, the costs associated with a future interruption in supply could be significant and our future financial results could be adversely affected.

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

•                  federal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payors that are false or fraudulent, and which may apply to entities like us that provide coding and billing advice to customers or promoting our commercial products for “off-label” use;

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Any pre-marketing and marketing activities for our investigational product candidates and approved products are subject to continued governmental regulation.

Prior to and after product approval by the FDA, any pre-marketing and marketing activities will be subject to FDA and other regulatory review. Certain activities undertaken prior to approval may be considered pre-approval promotion. Pre-approval promotion of investigational product candidates is prohibited by FDA regulations. Failure to comply with these regulations may result in delays in the ultimate approval of our investigational product candidates. After approval, if products are marketed in contradiction with FDA mandates, the FDA may issue Warning Letters that require specific remedial measures to be taken, as well as an immediate cessation of the impermissible conduct resulting in adverse publicity. The FDA may also order that all future promotional materials receive prior agency review and approval before use. For example, the FDA issued a Warning Letter to us in May 2004 in which the FDA objected to a specific television commercial as well as information contained on our website promoting MUSE, our FDA approved product for the treatment of erectile dysfunction. The letter indicated that we had failed to disclose or had minimized certain risks associated with MUSE. Through discussions with the FDA, we agreed to produce and have released a television commercial that we believe corrected the prior message and addressed the FDA’s concerns. We incurred costs in providing this corrective information, which would have otherwise been utilized by us in a different manner. In March 2005, we received a letter from the FDA indicating that the matter had been closed.

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

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competitors against our product candidate, Qnexa. Two of the most well established surgical procedures are gastric bypass surgery and adjustable gastric banding. In addition, other potential approaches that utilize various implantable devices or surgical tools are in development. Some of these approaches are in late stage development and may be approved for marketing. Companies such as Allergan, Inc., Boston Scientific Corporation, Covidien Ltd, EnteroMedics, Inc., GI Dynamics, Inc., Johnson & Johnson, Leptos Biomedical, Inc., Medtronic Inc., and Satiety, Inc. are all active in this space and may have substantially greater resources than we have.

Significant competitive therapies exist for MUSE and avanafil in the form of oral medications marketed by Pfizer, Inc. under the name Viagra®, Cialis® marketed by Eli Lilly and Company, and Levitra®, which is co-marketed by GlaxoSmithKline plc and Schering-Plough Corporation in the United States.

Other treatments for erectile dysfunction, or ED, exist, such as needle injection therapies, vacuum constriction devices and penile implants, and the manufacturers of these products will most likely continue to develop or improve these therapies. In November 2007, NexMed, Inc., or NexMed, announced that the NDA filed for its ED product, Vitaros®, a topically applied alprostadil cream, was accepted for review by the FDA. In February 2009, NexMed announced that they had sold the U.S. rights to Vitaros to Warner Chilcott Company, Inc. (a subsidiary of Warner Chilcott, Ltd., NASDAQ:WCRX), or Warner. Under the reported terms of the agreement, NexMed received an initial, up-front payment of $2.5 million and is eligible to receive an additional payment of $2.5 million upon Warner’s receipt of FDA approval of the NDA. If the NDA for Vitaros is approved and Warner is successful in commercializing this product, the sales of MUSE will decline, which will have an adverse effect on the results of our operations and cash flows from sales of MUSE.

Two companies are developing products that could compete with our investigational product candidates for the treatment of FSD. The Proctor & Gamble Company has been developing Intrinsa, a testosterone patch for the treatment of HSDD, but announced in December 2008 that they will halt research and consider divestiture of their four key pharmaceutical brands, including Intrinsa. On August 24, 2009, Proctor & Gamble Company and Warner Chilcott plc announced an agreement for the sale of Proctor & Gamble’s pharmaceuticals business to Warner Chilcott plc for an up-front cash payment of $3.1 billion. BioSante Pharmaceuticals, Inc. is developing forms of testosterone gels for HSDD. None of these investigational products have been approved by the FDA. In July 2006, the European Medicines Agency granted marketing authorization of Intrinsa for the treatment of HSDD in bilaterally oophorectomized and hysterectomized women and in February 2007, Intrinsa was launched in France and Germany. In March 2007, Intrinsa became available through the National Health Service in the United Kingdom. Another company, Boehringer Ingelheim, is conducting late-stage clinical testing on flibanserin, an oral agent, for the treatment of HSDD.

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

We have been notified by Medegen that the Flint Hills Resources facility in Texas has discontinued manufacturing the resin required for MUSE plastic components in early 2009. The Flint Hills Resources facility in Texas has been the single source used by Medegen for the MUSE plastic components. Medegen has some inventory of resin from the Flint Hills Texas facility. We secured plastic components from Medegen during the first quarter of 2009 to support projected MUSE production requirements through the first quarter of 2011. Medegen has identified a new source of resin and is in the process of qualifying the vendor. Medegen has not manufactured two of the plastic components since 1998; however the molds are currently being validated for use. There is no assurance the manufacturing molds will pass inspection and be approved for future use. The inability to utilize these molds and the inability of Medegen to secure an alternative resin supplier would have a material adverse effect on our business, financial condition and results of operations.

We currently depend on a single source for the supply of laminated foil components for MUSE and an interruption to this supply source could harm our business.

We rely on a single lamination company, Glenroy, Inc., or Glenroy, for our supply of laminated foil. In turn, Glenroy obtains its supply of resin, a key ingredient of the laminated foil, from a single source, Flint Hills Resources in Texas. Orders to Glenroy are made on a periodic basis with purchase orders. We do not have a written agreement with Glenroy for the supply of the laminated foil. If we are unable to obtain foil from Glenroy for any reason, or if we are unable to identify and qualify additional sources of foil, or additional foil produced using a new resin, we could experience interruptions in supply, which would harm our business. We are required to receive FDA approval for new suppliers prior to using supplies from a new vendor. Until we secure and qualify additional sources of laminated foil, we are entirely dependent upon Glenroy. If interruptions in this supply occur for any reason, including a decision by Glenroy to discontinue manufacturing, labor disputes, a failure of Glenroy to follow regulations or the inability of Glenroy to secure an alternative resin supplier, the manufacture and marketing of MUSE and other potential products could be delayed or prevented. An extended interruption in the supply of laminated foil could have a material adverse effect on our business, financial condition or results of operations.

We have been notified by Glenroy that the Flint Hills Resources facility located in Texas discontinued manufacturing the resin required for laminated foil in early 2009. The Flint Hills Resources Texas facility has been the single source used by Glenroy for the MUSE laminated foil. We secured laminated foil from Glenroy during the first quarter of 2009 to support projected MUSE production requirements through the first quarter of 2011. Glenroy has identified a new source of resin and is in the process of qualifying the vendor. Our inability to secure a qualified source for additional laminated foil and/or Glenroy’s inability to secure the necessary resin would have a material adverse effect on our business, financial condition and results of operations.

Previously, there was a global shortage of Acetonitrile, a solvent that is required in the testing and verification of MUSE, and an interruption to this supply could harm our business.

In early 2009, we were notified by several of our laboratory supply vendors of a global shortage of Acetonitrile, a solvent that is required in the testing and verification of MUSE. Currently, there is no issue with securing Acetonitrile and we believe the global shortage has ended. However, our inability to secure Acetonitrile in the future would have a material adverse effect on our business, financial condition and results of operations.

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

The healthcare industry is undergoing fundamental changes that are the result of political, economic and regulatory influences. The levels of revenue and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce healthcare costs through various means. Reforms that have been and may be considered include mandated basic healthcare benefits, controls on healthcare spending through limitations on the increase in private health insurance premiums and the types of drugs eligible for reimbursement and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes to the healthcare delivery system. These proposals include measures that would limit or prohibit payments for some medical treatments or subject the pricing of drugs to government control and regulations changing the rebates we are required to provide. These changes could impact our ability to maximize revenues in the Federal marketplace. In addition, Congress currently is considering health care reform legislation that could affect the prices of MUSE or our investigational product candidates under certain health care programs. These proposals include expanding the 340B drug pricing program to allow additional types of health care providers to purchase drugs at significant discounts and to require those discounts on inpatient drugs as well, increasing the minimum Medicaid drug rebate percentage, expanding Medicaid rebate liability to drugs purchased under Medicaid managed care contracts, increasing the Medicaid rebate on new formulations of existing drugs, and requiring Medicaid rebates to be paid on drugs provided to certain enrollees in the Medicare Part D prescription drug benefit. Due to uncertainties regarding the outcome of healthcare reform initiatives and their enactment and implementation, we cannot predict which, if any, of the reform proposals will be adopted or the effect such adoption may have on us. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of government healthcare or third party reimbursement programs will not have a material adverse effect on us. Healthcare reform is also under consideration in other countries where we currently or intend to market our product.

We expect to experience pricing pressures in connection with the sale of MUSE and our investigational product candidates, if approved, due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain reimbursement coverage for MUSE or our investigational product candidates or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed. Congress has recently been discussing and may be in the process of enacting healthcare reform, which, if enacted, could adversely affect the pharmaceutical industry as a whole, and therefore could have a material adverse effect on our business.

Both of the active ingredients in Qnexa, phentermine and topiramate are available as generics. Based on the research we have completed to date, we are unable to determine if Qnexa, if approved, will be subject to reimbursement or at what level reimbursement may occur. The exact doses of the active ingredients in the final formulation of Qnexa will be different than those currently available. State pharmacy law prohibits pharmacists from substituting drugs with differing doses and formulations. The safety and efficacy of Qnexa is highly dependent on the titration, dosing and formulation, which we believe could not be easily duplicated, if at all, with the use of generic substitutes. However, there can be no assurance that we will be able to provide for optimal reimbursement of Qnexa for obesity or any other indication, if approved, from third party payors or the United States government. Furthermore, there can be no assurance that healthcare providers would not actively seek to provide patients with generic versions of the active ingredients in Qnexa in order to treat obesity at a potential lower cost.

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

Furthermore, our ongoing or planned clinical trials could be delayed or disrupted indefinitely upon the occurrence of a natural disaster. For example, in 2005, our clinical trials in the New Orleans area were interrupted by Hurricane Katrina. In addition, our offices are located in the San Francisco Bay Area, near known earthquake fault zones and are therefore vulnerable to damage from earthquake. In October 1989, a major earthquake in our area caused significant property damage and a number of fatalities. We are also vulnerable to damage from other disasters such as power loss, fire, floods and similar events. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial conditions.

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

We hold various patents and patent applications in the United States and abroad targeting obesity, diabetes and male and female sexual health among other products. Qnexa is our investigational product candidate involving low doses of topiramate and phentermine. On June 6, 2006, the initial United States patent was issued by the USPTO. This patent contains composition, product, and other claims that should protect Qnexa, if approved, as a proprietary product for the treatment of obesity. The term of this patent extends into 2020. In January 2009, the European Patent Office granted European patent No. 1,187,603, which broadly covers Qnexa and its use as a weight loss treatment. The patent extends the intellectual property protection of Qnexa beyond the already issued patents in the United States and abroad. We are in the process of prosecuting patent applications in other countries as well, to obtain significant foreign patent coverage for both Qnexa and future generations of Qnexa. Furthermore, we have filed additional patent applications in the United States to expand the coverage that will be provided by U.S. Patent No. 7,056,890 B2. The primary focus of the patent applications is on combination therapy using a sympathomimetic agent (such as phentermine) and an anticonvulsant (such as topiramate) for the treatment of obesity and other related disorders. We are aware of an issued patent for the use of topiramate for obesity. We have worked closely with our patent counsel to put together a cogent patent strategy and are building a strong patent portfolio in an attempt to obtain exclusivity over the life of the patents.

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

From time to time we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies and asset purchases. Additional potential transactions we may consider include a variety of different business arrangements, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us as an acquisition target. Any such transactions may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges, require additional expertise or disrupt our management or business, which could harm our operations and financial results.

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

Any name we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. If the FDA objects to the product name Qnexa, we will be required to adopt an alternative name for our initial product candidate. If we adopt an alternative name, we would lose the benefit of our existing trademark applications for Qnexa and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA, which could cause delays that would adversely impact our business. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Risks Relating to our Financial Position and Need for Financing

We require additional capital for our future operating plans, and we may not be able to secure the requisite additional funding on acceptable terms, or at all, which would force us to delay, reduce or eliminate product development programs or commercialization efforts.

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least into 2011. However, we anticipate that we will be required to obtain additional financing to fund the development of our research and development pipeline in future periods as well as to support the possible launch of any future products. Our future capital requirements will depend upon numerous factors, including:

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

We have substantially less money than we need to develop our compounds into commercially available drugs. It takes many years and potentially hundreds of millions of dollars to successfully develop a pre-clinical or early clinical compound into a marketed drug, and our efforts may not result in any additional marketed drugs, aside from MUSE. We may need additional funds or a partner to bring our most advanced investigational drug candidate, Qnexa, to market, if ever.

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

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. We have financed our operations, and we expect to continue to finance our operations, primarily by issuing and selling our common stock. In light of our need for additional financing, we may issue additional shares of common stock that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. For example, on September 23, 2009, we sold 10,350,000 shares of our common stock through an underwriting agreement at a price of $10.50 per share resulting in gross proceeds to us of $108.7 million. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline.

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

Our investment in the clinical development and manufacture of a commercial supply of Qnexa may not result in any benefit to us if Qnexa is not approved for commercial sale.

We have invested significant resources in the clinical development of Qnexa. We are planning for and investing significant resources now in preparation for application for marketing approval and planning for manufacture of commercial supply and sales and marketing. Our engagement in these resource-intensive activities puts significant investment at risk if we do not obtain regulatory approval and successfully commercialize Qnexa in North America. There is no assurance that our development of Qnexa will lead successfully to regulatory approval, or that obtaining regulatory approval will lead to commercial success. If Qnexa is not approved for commercial sale or if its development is delayed for any reason, our full investment in Qnexa may be at risk, we may face significant costs to dispose of unusable inventory, and our business and financial condition would be materially adversely affected.

The investment of our cash balance and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

At September 30, 2009, we had $127.8 million in cash and cash equivalents and $99.1 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities, in accordance with our investment policy approved by the Board of Directors. The investment policy has the primary investment objectives of preservation of principal while at the same time maximizing yields without significantly increasing risk; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. Certain of these securities are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by the continuing economic turmoil that has affected various sectors of the financial markets and caused credit and liquidity issues. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

The value of our investments is influenced by varying economic and market conditions and a decrease in value may result in a loss charged to income.

Our available-for-sale investment securities were $99.1 million and represented 41% of our total condensed consolidated assets at September 30, 2009. These securities are carried at fair value, and the unrealized gains or losses are included in accumulated other comprehensive income as a separate component of shareholders’ equity, unless the decline in value is deemed to be other-than-temporary and it is written down to fair value and the loss is charged to income.

In accordance with recent guidance, we concluded that we intend to sell our non-U. S. Government debt securities before any potential cost recovery. Therefore, any further declines in market value below cost will result in an other-than-temporary loss.

The current economic environment and recent volatility of securities markets increase the difficulty of assessing investment impairment and the same influences tend to increase the risk of potential impairment of these assets. We recorded charges for other-than-temporary impairment of securities of $97,000 during the quarter ended September 30, 2009, and $654,000 during the nine months ended September 30, 2009. We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value. However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment. This could result in realized losses relating to other-than-temporary declines being charged against future income. Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be charged to income in future periods.

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

We have an accumulated deficit of $220.8 million as of September 30, 2009 and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $220.8 million for the period from our inception through September 30, 2009, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

We believe we are due a refund of approximately $2.1 million pursuant to Section 736(d)(1)(C) of the Federal Food, Drug and Cosmetic Act, or FDC Act from the FDA for product and establishment fees paid in 2007, 2008 and 2009 on the basis that the fees paid exceed the anticipated present and future costs incurred by the FDA in conducting the process for the review of human drug applications for VIVUS, Inc. To date, we have collected $1.3 million from the FDA. We believe that we will collect these remaining refund amounts from the FDA; however, should we be unable to collect on these claims, we will be required to reverse all or some part of these remaining receivables.

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

•                  announcements of Phase 3 data of other anti-obesity compounds in development;

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

The results and timing of clinical trials and pre-clinical studies can affect our stock price. Pre-clinical studies include experiments performed in test tubes, in animals, or in cells or tissues from humans or animals. These studies include all drug studies except those conducted in human subjects, and may occur before or after initiation of clinical trials for a particular compound. Results of clinical trials and pre-clinical studies of Qnexa, avanafil or our other drug candidates may not be viewed favorably by us or third parties, including investors, analysts, potential collaborators, the academic and medical community, and regulators. The same may be true of how we design the development programs of our most advanced drug candidates and regulatory decisions (including by us or regulatory authorities) affecting those development programs. Biotechnology and biopharmaceutical company stock prices have declined significantly when such results and decisions were unfavorable or perceived negatively or when a drug candidate did not otherwise meet expectations.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Factors contributing to these fluctuations include, among other items, the timing and enrollment rates of clinical trials for our drug candidates, timing of milestone payments, the timing of significant purchases of MUSE by distributors, the timing of recognition of deferred revenue, and our need for clinical supplies. Thus, quarter-to-quarter comparisons of our operating results are not indicative of what we might expect in the future. As a result, in some future quarters our operating results may not meet the expectations of securities analysts and investors, which could result in a decline in the price of our stock.

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

On January 1, 2006, we adopted the revised statement of Financial Accounting Standards No. SFAS 123R, Share-Based Payment, as codified in FASB ASC topic 718, Compensation — Stock Compensation, or ASC 718, which requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this new standard is expected to continue to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and we employ different assumptions or different valuation methods in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price.

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

Risks Relating to our Transaction with Deerfield Management Company, L.P. and Affiliates

Simultaneously with the sale of securities to funds affiliated with Deerfield or the Deerfield Affiliates, on April 15, 2008, we entered into the Funding and Royalty Agreement, or FARA, an Option and Put Agreement, or the OPA, and a Security Agreement with the Deerfield Sub, a newly incorporated subsidiary of Deerfield. The FARA and OPA were amended on March 16, 2009. We also entered into a Security Agreement with the shareholders of the Deerfield Sub. Under the terms of the FARA, the Deerfield Sub made $3.3 million payments to us in April, September and December 2008 and February, June and September 2009, constituting all of the required payments under the FARA. As part of the funding arrangement, we have agreed to continue our development of avanafil, our oral PDE5i for the Deerfield Sub. The FARA also provides that we will pay royalties on the net MUSE sales on a quarterly basis. Under the FARA, the royalty payments continue for 10 years. There are no minimum royalties due; however, we have agreed to maintain the promotion of MUSE consistent with our prior efforts. The OPA provides that we may purchase all the outstanding shares of the Deerfield Sub, thus ending any further royalty payments. The OPA allows for the purchase of the shares of the Deerfield Sub by us for $23 million on a net basis through the first three years and $26 million net from the third to fourth year. The purchase amounts are net of the $2 million premium paid to Deerfield Affiliates for the call option. We have no ability to repurchase the shares after the fourth year. The OPA provides that Deerfield Affiliates can force a sale of all the shares of the Deerfield Sub to us beginning after the third year through the tenth year. The timing on the sale of the shares could be accelerated under certain conditions including a change-in-control, sale of MUSE or avanafil, sale of major assets and the sale of securities in a transaction or a series of related transactions by us that exceed 20% of our outstanding common stock at the date the OPA was signed if at the time of the sale our market capitalization is below $300 million, (each, a Major Transaction). Under these conditions, the cost of the shares of the Deerfield Sub would be $23 million before the third anniversary and $26 million from the third to tenth anniversary. The sale of the shares of the Deerfield Sub could also accelerate if our cash, cash equivalents and available for sale securities falls below $15 million or our market capitalization falls below $50 million. As security for the payment of royalties we have pledged certain unencumbered MUSE and avanafil assets to the Deerfield Sub. As security for the payment under the forced purchase of shares of the Deerfield Sub to us, we have pledged certain unencumbered MUSE and avanafil assets to Deerfield Affiliates.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The list of Exhibits as required by Item 601 of Regulation S-K.

A. EXHIBITS:

EXHIBIT NUMBER		DESCRIPTION

1.1	(1)	Underwriting Agreement, dated as of September 17, 2009, by and among the Registrant and J.P. Morgan Securities Inc., as representative of the several underwriters named therein.

3.1	(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(3)	Amended and Restated Bylaws of the Registrant.

3.3	(4)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(5)	Specimen Common Stock Certificate of the Registrant.

4.2	(6)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated November 3, 2009, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated November 3, 2009, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K filed with the Commission on September 17, 2009.

(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2009.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(5)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.

(6)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2009	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Vice President, Finance and Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
President and Chief Executive Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

1.1	(1)	Underwriting Agreement, dated as of September 17, 2009, by and among the Registrant and J.P. Morgan Securities Inc., as representative of the several underwriters named therein.

3.1	(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(3)	Amended and Restated Bylaws of the Registrant.

3.3	(4)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(5)	Specimen Common Stock Certificate of the Registrant.

4.2	(6)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated November 3, 2009, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated November 3, 2009, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K filed with the Commission on September 17, 2009.

(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2009.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(5)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.

(6)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.