Form 10-K
period 2009-12-31
VIVUS INC
filed 2010-03-10
CIK 881524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2009 totaled approximately $418,853,140 based on the closing stock price as reported by the NASDAQ Global Market.

          As of February 26, 2010, there were 80,738,994 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K part

Portions of the Registrant's notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of December 31, 2009 are incorporated by reference into Part III of this report.

III, ITEMS 10, 11, 12, 13, 14

VIVUS, INC.
FISCAL 2009 FORM 10-K
INDEX

PART I
FORWARD-LOOKING STATEMENTS

        This Form 10-K contains "forward-looking" statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as "may," "will," "believe," "expect," "intend," "anticipate," "predict," "should," "planned," "continue," "likely," "opportunity," "estimated," and "potential," the negative use of these words or other similar words. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our history of losses and variable quarterly results; (2) substantial competition; (3) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (4) our reliance on sole source suppliers; (5) our limited sales and marketing efforts and our reliance on third parties; (6) failure to continue to develop innovative investigational product candidates and products; (7) risks related to noncompliance with United States Food and Drug Administration, or the FDA, regulations; (8) our ability to demonstrate through clinical testing the safety and effectiveness of our clinical investigational product candidates; (9) the timing of initiation and completion of clinical trials and submissions to the FDA;(10) uncertainties around the acceptance and ultimate approval of our new drug application for Qnexa® and any actions taken on behalf of regulatory authorities during the review process; (11) the volatility and liquidity of the financial markets; (12) our liquidity and capital resources; (13) our expected future revenues, operations and expenditures; and (14) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as "Item 1A. Risk Factors."

Item 1.    Business

Overview

        VIVUS, Inc. is a biopharmaceutical company, incorporated in 1991, dedicated to the development and commercialization of therapeutic products for large underserved markets. Currently, we have one drug that has been approved by the FDA, and several investigational product candidates in late stages of clinical development, that are focused on market opportunities in obesity and related morbidities, including sleep apnea and diabetes, and sexual health. With respect to obesity, it is estimated that the potential worldwide pharmaceutical market for obesity could approach $5 billion annually. Annual worldwide sales of approved drugs for diabetes currently exceed $10 billion. There are currently no approved pharmaceutical therapies for sleep apnea; however, the sales of devices and related consumables used to treat sleep apnea exceed $2 billion annually. The indications targeted by our investigational sexual health product candidates each represent a projected worldwide market greater than $1 billion annually. We market MUSE®, a legacy product, as a prescription treatment for erectile dysfunction in the United States and, together with our partners, internationally.

Recent Developments

        On March 1, 2010, we announced that the FDA had accepted for filing the New Drug Application, or NDA, for Qnexa for the treatment of obesity. Further, the FDA has set October 28, 2010 as the Prescription Drug User Fee Act, or PDUFA, date whereby we may expect a response to the review of the NDA.

        On January 11, 2010, we announced new data from an analysis of the recently completed Phase 3 study, REVIVE TA-301, of avanafil, an investigational product candidate for the treatment of erectile dysfunction, or ED. Patients who attempted intercourse within 15 minutes of dosing were successful 67%, 69% and 72% of the time on 50, 100 and 200 mg of avanafil, respectively, as compared to 29% of the patients on placebo (p<0.05). The previously-disclosed top-line results of the REVIVE study evaluating the safety and efficacy of avanafil in 646 patients showed that all three doses of avanafil met the primary study endpoints by demonstrating a statistically significant improvement in erectile function as measured by the Sexual Encounter Profile, or SEP and improvements in the International Index of Erectile Function, or IIEF score.

        On January 7, 2010, we announced positive results from a Phase 2 study evaluating the safety and efficacy of Qnexa, our investigational product candidate, for the treatment of obstructive sleep apnea, or OSA. This study demonstrated statistically significant improvement in the apnea/hypopnea index, or AHI, which is a measure of the severity of sleep apnea, in patients with OSA treated with Qnexa for 28 weeks. Qnexa-treated patients on average had a 69% reduction in sleep apnea and hypopnea events as compared to patients on placebo. Qnexa-treated patients also experienced significant weight loss, improvements in blood pressure, and increased blood oxygen saturation during overnight polysomnography (sleep lab study). OSA is a sleep-related breathing disorder that involves a decrease or complete cessation in airflow despite an ongoing effort to breathe. OSA is associated with an increased risk of hypertension, diabetes, stroke, myocardial infarction, sudden cardiac death and all-cause mortality. It has been estimated that approximately 18 million Americans have sleep apnea, and currently, there is no medication approved by the FDA for the treatment of OSA.

        On December 29, 2009, we announced that an NDA had been submitted to the FDA seeking approval of Qnexa for the treatment of obesity, including weight loss and maintenance of weight loss, in patients who are obese or overweight with co-morbidities such as hypertension, type 2 diabetes, dyslipidemia or central adiposity. Qnexa is our proprietary oral investigational product candidate which incorporates low doses of active ingredients from two previously approved products, phentermine and topiramate. We have previously completed the Special Protocol Assessment, or SPA, process and have agreement with the FDA regarding key elements of the pivotal Phase 3 protocols (OB-301 and OB-303) of Qnexa for the treatment of obesity and weight-related co-morbidities.

        On November 18, 2009, we announced positive results from REVIVE (TA-301), a Phase 3 pivotal study evaluating the safety and efficacy of avanafil, our oral investigational product candidate for the treatment of erectile dysfunction, or ED, in 646 patients. The REVIVE study met all primary endpoints across the three doses studied by demonstrating statistically significant improvement in erectile function as measured by the SEP and improvements in the IIEF score. The pivotal study, conducted under an SPA with the FDA, also demonstrated successful intercourse in 30 minutes or less after dosing, and a favorable side-effect and safety profile.

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

        On September 9, 2009, we announced the results of our pivotal Phase 3 trials for Qnexa, EQUIP (OB-302) and CONQUER (OB-303).

EQUIP (OB-302)

        The EQUIP study included 1,267 morbidly obese patients (1,050 females and 217 males) across 93 centers in the United States. The average baseline body mass index, or BMI, of the study population was 42.1 kg/m2 and baseline weight was 256 pounds (a BMI of >30 kg/m2 is classified as obese per guidelines from the U.S. Department of Health and Human Services). Patients had a 4-week dose titration period followed by 52 weeks of treatment. The study was a randomized, double-blind, placebo-

controlled, 3-arm, prospective trial with patients randomized to receive once-a-day treatment with placebo, low-dose Qnexa or full-dose Qnexa. Patients were asked to follow a hypocaloric diet representing a 500-calorie/day deficit and advised to implement a simple lifestyle modification program. Weight loss results from the study are summarized as follows:

	ITT-LOCF					Completers
EQUIP (OB-302) 56 weeks	Placebo (n=498)	Qnexa low-dose (n=234)		Qnexa full-dose (n=498)		Placebo (n=241)	Qnexa low-dose (n=138)		Qnexa full-dose (n=301)
Mean weight loss (%)	1.6%	5.1	%*	11.0%		2.5%	7.0	%*	14.7	%*
Greater than or equal to 5% weight loss rate	17%	45	%*	67	%*	26%	59	%*	84	%*

ITT-LOCF: Intent-to-treat with last observation carried forward

*
p<0.0001 vs. placebo

CONQUER (OB-303)

        The CONQUER study included 2,487 overweight and obese patients (1,737 females and 750 males) with high blood pressure, high cholesterol or type 2 diabetes across 93 centers in the United States. The average baseline BMI of the study population was 36.6 kg/m2 and baseline weight was 227 pounds. Patients had a 4-week dose titration period followed by 52 weeks of treatment. The study was a randomized, double-blind, placebo-controlled, 3-arm, prospective trial with patients randomized to receive once-a-day treatment with placebo, mid-dose Qnexa or full-dose Qnexa. Patients were asked to follow a hypocaloric diet representing a 500-calorie/day deficit and advised to implement a simple lifestyle modification program. Weight loss results from the study are summarized as follows:

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

  •
  establishing internal capabilities or strategic relationships with marketing partners to maximize sales potential for our products that require significant commercial support; and

  •
  licensing complementary clinical stage investigational product candidates or technologies with competitive advantages from third parties for new and established markets.

        It is our objective to become a leader in the development and commercialization of products for large underserved markets. We believe we have strong intellectual property supporting several opportunities in obesity and related disorders, such as sleep apnea and diabetes, and sexual health. Our future growth depends on our ability to further develop and obtain regulatory approval of our investigational product candidates for indications that we are studying, or plan to study, as well as in-licensing and product line extensions.

        We have funded operations primarily through private and public offerings of our common stock, through the sale of the rights to Evamist and through product sales of MUSE (alprostadil). We expect to generate future net losses due to increases in operating expenses as our various investigational product candidates are advanced through the various stages of clinical development and for pre-commercialization activities. In connection with the sale of Evamist, we received to date an aggregate of $150 million. The sale of Evamist was a unique transaction. An initial $10 million was paid at closing and $140 million was paid upon the FDA's approval of the Evamist NDA. These payments were non-refundable and were originally recorded as deferred revenue and were recognized as license and other revenue ratably over a 21.5-month period, from August 1, 2007 to May 15, 2009. All of the revenue deferred from the Evamist sale has been recognized. As of December 31, 2009, we have incurred a cumulative deficit of $234.1 million and expect to incur operating losses in future years.

Our Investigational Product Candidates

        Our investigational product pipeline includes two late-stage clinical product candidates. One of these investigational products, Qnexa, has recently completed Phase 3 clinical trials for obesity and Phase 2 clinical trials for diabetes and obstructive sleep apnea. We submitted an NDA to the FDA for Qnexa in December 2009. Avanafil is currently in Phase 3 trials for erectile dysfunction and we announced data from one of these trials, REVIVE (TA-301), in November 2009. Luramist is our investigational product candidate for the treatment of hypoactive sexual desire disorder, or HSDD.

Product	Indication	Status	Commercial rights
Qnexa (phentermine and topiramate CR)	Obesity	Phase 3 studies completed; NDA submitted	Worldwide
Qnexa (phentermine and topiramate CR)	Diabetes	Phase 2 study completed	Worldwide
Qnexa (phentermine and topiramate CR)	Obstructive Sleep Apnea	Phase 2 study completed	Worldwide
Avanafil (PDE5 inhibitor)	Erectile dysfunction	Phase 3 ongoing; One Phase 3 study completed	Worldwide license from Mitsubishi Tanabe Pharma Corporation (ex. certain Asian markets)
Luramist (Testosterone MDTS)	Hypoactive sexual desire disorder	Phase 2 completed	United States (licensed from Acrux)

Qnexa for Obesity

        Obesity is a chronic disease condition that affects millions of people and often requires long-term or invasive treatment to promote and sustain weight loss. In the National Health and Nutrition Examination Survey, or NHANES, conducted for 2007-2008, 68% of adults in the United States (72.3% of men and 64.1% of women) were classified as overweight, defined as a body mass index, or BMI ≥25, and 33.8% were obese (BMI≥30). Data from NHANES also found that almost 17% of school children were obese and almost 32% were overweight for the 2007-2008 time period. Obesity in children is defined as having a BMI at or above the 95th percentile and being overweight is defined as having a BMI at or above 85th percentile. The percentage of American men and women classified as overweight and obese has more than doubled since 1962. Researchers fear that the percentage of American adults that are obese could climb as high as 43% in the next ten years. Obesity is the second leading cause of preventable death in the United States. According to a study performed by the Centers for Disease Control and Prevention, or CDC, as reported in the Journal of the American Medical Association, an estimated 112,000 excess deaths a year in the United States are attributable to obesity. Additionally, Americans spend more than $30 billion annually on weight-loss products and services.

        Qnexa is our proprietary oral investigational product candidate for the treatment of obesity, incorporating low doses of active ingredients from two previously approved products, phentermine and topiramate. We believe that by combining these compounds, Qnexa targets excessive appetite and high threshold for satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. Qnexa is a once-a-day capsule containing a proprietary formulation of controlled release phentermine and topiramate. Our first U.S patent on Qnexa (US 7,056,890 B2) and our EU patent on Qnexa (EU EP 1187603) both expire in 2020.

EQUATE (OB-301) Phase 3 study

        The obesity development program included a six-month Phase 3 pivotal factorial-design study, known as EQUATE. The EQUATE study included 756 obese patients (599 females and 157 males) across 32 centers in the United States. The average baseline BMI of the study population was 36 kg/m2, baseline weight was 223 pounds and average height was 5 feet 6 inches. Patients in the EQUATE study had a 4-week dose titration period followed by 24 weeks of treatment. The study was a randomized, double-blind, placebo-controlled, 7-arm, prospective trial with patients randomized to receive once-a-day treatment with full-dose Qnexa (15 mg phentermine/92 mg topiramate CR), mid-dose Qnexa (7.5 mg phentermine/46 mg topiramate CR), the respective phentermine and topiramate constituents, or placebo. Patients were asked to follow a hypocaloric diet representing a 500-calorie/day deficit and were advised to implement a simple lifestyle modification program.

        The EQUATE study met the co-primary endpoints by demonstrating weight loss with both the full-dose and mid-dose of Qnexa were significantly greater than the individual drug components and placebo. Patients treated with full-dose and mid-dose Qnexa had an average weight loss of 9.2% and 8.5% respectively, as compared to weight loss of 1.7% reported in the placebo group (ITT-LOCF p<.00001). Average weight loss was 19.8 pounds and 18.2 pounds in the treatment arms as compared to 3.3 pounds in the placebo group. Qnexa was well-tolerated, with no reported drug-related serious adverse events in the study. The proportion of patients losing 5% or more of their initial body weight was 66% for full-dose, 62% for mid-dose and 15% for placebo (ITT-LOCF p<0.0001).

        The most common drug-related adverse events reported for the full-dose, mid-dose and placebo group were paresthesia, or tingling of the extremities, dry mouth, altered taste, headache and constipation. Reported drug-related adverse events for depression and altered mood were minimal (1.9%, 0.9% and 1.8%, respectively). Patients on antidepressants such as selective serotonin reuptake inhibitors, or SSRI's, or serotonin-norepinephrine reuptake inhibitors, or SNRI's, were allowed to participate in the studies. Patients were monitored for depression and suicidality using the PHQ-9 questionnaire, a validated mental health assessment tool agreed to by the FDA for use in our studies. Individual depression assessments for each subject, as measured by PHQ-9, demonstrated statistically significant improvements (p<0.05) from baseline for both Qnexa treatment groups. Overall average completion rate in this study for the Qnexa treatment group was 70%.

        The EQUATE study was designed as a weight loss trial; however, additional analysis of the results showed a control of blood sugar in these non-diabetic patients treated with Qnexa as compared to the placebo group. Patients treated with Qnexa had improvement in glycemic control as measured by a reduction in hemoglobin A1c (HbA1c) compared to placebo. The overall placebo-subtracted reduction in HbA1c was 0.11% and 0.10% for Qnexa full and mid-dose, respectively, over the 28-week treatment period (p < 0.0001). Baseline HbA1c levels were 5.48% and 5.42% for the full-dose and mid-dose groups.

EQUIP (OB-302) AND CONQUER (0B-303) Phase 3 studies

        The Qnexa development program also included two large Phase 3 randomized, double-blind, placebo-controlled, 3-arm, prospective, multi-center studies comparing Qnexa to placebo over a 56-week treatment period. All Phase 3 studies utilized our once-a-day formulation of Qnexa, which at full-dose contains 15 mg phentermine and 92 mg of a proprietary controlled release formulation of topiramate. The Phase 3 studies were designed to prospectively demonstrate the safety and efficacy of Qnexa in obese and overweight patients with different baseline characteristics. The co-primary endpoints for these studies evaluated the differences between treatments in mean percent weight loss from baseline to the end of the treatment period and the differences between treatments in the percentage of patients achieving weight loss of 5% or more. Patients were asked to follow a hypocaloric diet representing a 500-calorie/day deficit and were advised to implement a simple lifestyle modification program.

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

        The EQUIP study met the co-primary endpoints by demonstrating that patients treated with full-dose and low-dose Qnexa had an average weight loss of 11.0% and 5.1% respectively, as compared to weight loss of 1.6% in the placebo group (ITT-LOCF p<0.0001). Average weight loss was 37 pounds and 18 pounds with full-dose Qnexa and low-dose Qnexa, respectively, as compared to 6 pounds in the placebo group. The proportion of patients losing 5% or more of their initial body weight was 67% for full-dose, 45% for low-dose and 17% for placebo (ITT-LOCF p<0.0001).

        The most common drug-related adverse events reported in the EQUIP study for the full-dose, low-dose and placebo group were tingling of the extremities, dry mouth, altered taste, headache and constipation. A significantly greater proportion of patients completed the study on Qnexa as compared to placebo patients. Overall average completion rates were 59%, 57% and 47% for patients taking full-dose Qnexa, low-dose Qnexa and placebo, respectively.

        The second year-long Phase 3 trial, known as CONQUER, enrolled 2,487 overweight and obese adult patients (1,737 females and 750 males) with BMI's from 27 kg/m2 to 45 kg/m2 and at least two co-morbid conditions, such as hypertension, dyslipidemia and type 2 diabetes. The average baseline BMI of the study population was 36.6 kg/m2 and baseline weight was 227 pounds. Patients had a 4-week dose titration period followed by 52 weeks of treatment with patients randomized to receive once-a-day treatment with full-dose Qnexa, mid-dose Qnexa or placebo.

        The CONQUER study also met the co-primary endpoints by demonstrating that patients treated with full-dose and mid-dose Qnexa had an average weight loss of 10.4% and 8.4%, respectively, as compared to weight loss of 1.8% in the placebo group (ITT-LOCF p<0.0001). Average weight loss was 30 pounds and 24 pounds with full-dose Qnexa and mid-dose Qnexa, respectively, as compared to 6 pounds in the placebo group. The proportion of patients losing 5% or more of their initial body weight was 70% for full-dose, 62% for mid-dose and 21% for placebo (ITT-LOCF p<0.0001).

        The most common drug-related adverse events reported in the CONQUER study for the full-dose, mid-dose, and placebo group were tingling of the extremities, dry mouth, altered taste, headache and constipation. A significantly greater proportion of patients completed the study on Qnexa as compared to placebo patients. Overall average completion rates were 64%, 69%, and 57% for patients taking full- dose Qnexa, mid-dose Qnexa and placebo, respectively.

        In the EQUIP and CONQUER studies, there was no difference between Qnexa and placebo for reported incidence of moderate or severe depression/depressed mood (1.9%, 1.2%, 1.7% and 1.7% for Qnexa full-, mid- and low-dose and placebo, respectively). Patients were monitored for depression and suicidality using the PHQ-9 questionnaire, a validated mental health assessment tool, and the C-SSRS, or Columbia Suicidality Severity Rating Scale, agreed to by the FDA for use in our studies. Overall, depression scores, quality of life, including self-esteem and general health, significantly improved for patients on Qnexa. In addition, Qnexa was well-tolerated and there was no difference between Qnexa (0.4%) and placebo (0.4%) for serious adverse events that were considered to be drug-related by investigators in these studies.

        We completed a "Thorough QT", or TQT, prolongation study evaluating patients taking Qnexa. The QT interval represents the time for both ventricular depolarization and repolarization to occur in the heart, and therefore roughly estimates the duration of an average ventricular action potential. If abnormally prolonged or shortened, there is a risk of developing ventricular arrhythmias. The study was completed with no drug-related signal for QT prolongation. Patients taking Qnexa also underwent complex and extensive cognitive and psychomotor testing using validated, FDA recognized testing methodologies. There was no clinically relevant change in overall cognitive function or effect on psychomotor skills seen in patients taking Qnexa.

        We have initiated a one-year extension study for patients who complete the CONQUER study. The extension study is known as SEQUEL (OB-305). Patients continue in a blinded fashion in their respective treatment groups. This extension study is not required by the FDA nor did it need to be completed prior to submission of the NDA for Qnexa for the treatment of obesity. We have enrolled over 650 patients in this study. The purpose of this study is to provide long-term safety and efficacy data for commercial purposes and to support the Marketing Authorization Application, or MAA, filing in Europe.

        In 2007, we reported results from a Phase 2 double-blind, randomized, and placebo-controlled clinical trial in which patients on Qnexa lost on average 25.1 pounds as compared to patients in the placebo group who lost 4.8 pounds. This trial involved 200 patients, 159 women and 41 men, with an average age of 40 and a mean BMI of 38.6 kg/m2. Patients completing the 24-week treatment period lost on average approximately 11% of baseline body weight, as compared to an average 2.8% in the placebo group. The study completion rate for patients on Qnexa over the 24-week treatment period was 92%, as compared to 62% for patients in the placebo group. The most common adverse events included tingling, altered taste, increased urinary frequency and headache. There were no dropouts in the Qnexa arm due to serious or severe adverse events.

        The Phase 2 study also demonstrated improvements in patients' quality of life, such as self-esteem, public distress and physical function, when treated with Qnexa.

        We have entered into a Master Services Agreement and related Task Orders with Medpace, Inc., or Medpace, pursuant to which Medpace will perform certain clinical research services in connection with the clinical trials for Qnexa. Our aggregate payment obligations under the agreement for services entered into during 2007 through 2009, out of pocket expenses and pass through costs totals approximately $75 million of which we have paid approximately $65.9 million through December 31, 2009. We have agreed to defend and indemnify Medpace against third party claims arising from the services other than claims resulting from Medpace's negligence, willful misconduct, violation of law or material breach of the Master Service Agreement or a Task Order. We can terminate the agreement at any time without cause. Medpace may terminate the agreement following our material breach of the agreement that remains uncured.

        Separately, we have entered into a Master Services Agreement and related Task Orders with Quintiles, Inc., or Quintiles, pursuant to which Quintiles will perform certain clinical research services in connection with the clinical trials for avanafil. Our aggregate payment obligations entered into during 2008 and 2009 under the agreement for services, out of pocket expenses and pass through costs totals approximately $27.3 million of which we have paid approximately $18.7 million through December 31, 2009. We have agreed to defend and indemnify Quintiles against third party claims arising from the services other than claims resulting from Quintiles's negligence, willful misconduct, violation of law or material breach of the Master Service Agreement or a Task Order. We can terminate the agreement at any time without cause. Quintiles may terminate the agreement following our material breach of the agreement that remains uncured.

Qnexa for Obstructive Sleep Apnea

        Obstructive sleep apnea, or OSA, is a condition in which patients momentarily pause or stop breathing altogether while sleeping. The pauses in breathing can occur frequently throughout the course of sleep. Sleep apnea is often undiagnosed and can lead to severe health problems and even death if left untreated. It is estimated that about 18 million people in the United States have obstructive sleep apnea. Currently, there are no approved pharmacologic treatments for OSA. Modafanil is approved for the treatment of residual daytime sleepiness associated with OSA, but does not specifically treat the sleep apnea condition.

        In January 2010, we announced positive results from a Phase 2 study evaluating the safety and efficacy of Qnexa for the treatment of OSA. This Phase 2 study (OB-204) was a single-center, randomized, double-blind, placebo-controlled parallel group trial including 45 obese men and women (BMI 30 to 40 kg/m2 inclusive), 30 to 65 years of age with OSA (apnea/hypopnea index, or AHI, greater than or equal to 15 at baseline), who had not been treated with, or who were not compliant with continuous positive airway pressure, or CPAP, within three months of screening. Patients were randomized to placebo or full-dose Qnexa. CPAP is the current standard of care treatment for the majority of patients with moderate or severe OSA, defined as an apnea-hypopnea index, or AHI, of 15 or more events per hour. Although CPAP is effective in treating OSA when properly and consistently used, compliance (as defined by use for at least 4 hours per night, on at least 70% of nights) may be as low as 50-60%.

        In the OB-204 study, patients underwent a four-week dose titration followed by 24 weeks of additional treatment. All patients were also provided with a lifestyle modification program focusing on diet and exercise. Overnight polysomnography in a sleep laboratory was performed at baseline, Week 8 and Week 28. The primary endpoint was the change in AHI between baseline and Week 28; secondary endpoints included weight loss, improvement in overnight oxygen saturation and reduction in blood pressure.

        The study demonstrated statistically significant improvement in AHI in patients with OSA treated with Qnexa for 28 weeks. Qnexa-treated patients also experienced significant weight loss, improvements in blood pressure, and overnight blood oxygen saturation.

        Highlights of the study include:

  •
  Patients treated with Qnexa for 28 weeks had a 69% reduction in the AHI

  •
  Qnexa treatment reduced the number of apnea/hypopnea events from a mean of 46 events per hour of sleep to 14—compared to placebo patients with a reduction from a mean 44 events per hour of sleep to 27 (ITT-LOCF p<0.001 active vs. placebo)

  •
  Qnexa treated patients lost 10.2% body weight, or 23.8 lbs in 28 weeks—compared to 4.3% for placebo patients, or 10.4 lbs, (ITT-LOCF p<0.001 active vs. placebo)

  •
  Systolic blood pressure was reduced by 15 mm Hg in the Qnexa group from a mean of 138 mm Hg at baseline (ITT-LOCF p<0.04 active vs. placebo)

  •
  Mean overnight blood oxygen saturation was significantly improved in Qnexa patients (p<0.014 active vs. placebo)

        Sleep apnea is one of the leading co-morbidities associated with obesity and research has shown that weight loss can improve OSA. Qnexa treatment was well-tolerated with no serious adverse events reported in the Qnexa arm; the most common side-effects were dry mouth, altered taste and sinus infection.

Qnexa for Diabetes

        Diabetes is a significant worldwide disease. Based on the fourth edition of the Diabetes Atlas published in 2009, the International Diabetes Federation estimated that in 2008 there were 285 million people with diabetes worldwide, with 27 million of those people living in the United States. Diabetes, mostly type 2 diabetes, is projected to reach 6.6% of the world's adult population in 2010, with almost 70% of the total in developing countries. The CDC estimates, based on 2007 data, that nearly 24 million people in the United States have diabetes, mostly type 2 diabetes, and that 57 million people have pre-diabetes, a condition that puts people at increased risk of diabetes. Type 2 diabetes is characterized by inadequate response to insulin and/or inadequate secretion of insulin as blood glucose levels rise. Currently approved therapies for type 2 diabetes are directed toward correcting the body's inadequate response with oral or injectable medications, or directly modifying insulin levels through injection of insulin or insulin analogs.

        The currently approved oral medications for type 2 diabetes include insulin releasers such as glyburide, insulin sensitizers such as Actos and Avandia, inhibitors of glucose production by the liver such as metformin, DPP-IV inhibitors like Januvia, as well as Precose and Glyset, which slow the uptake of glucose from the intestine. The worldwide market for diabetes medications was estimated at $24 billion in 2007, according to IMS Health. However, it is estimated that a significant portion of type 2 diabetics fail oral medications and require injected insulin therapy. Current oral medications for type 2 diabetes have a number of common drug-related side effects, including hypoglycemia, weight gain and edema. Numerous pharmaceutical and biotechnology companies are seeking to develop insulin sensitizers, novel insulin formulations and other therapeutics to improve the treatment of diabetes. Previous clinical studies of topiramate, a component of Qnexa, in type 2 diabetics resulted in a clinically meaningful reduction of hemoglobin A1c, a measure used to determine treatment efficacy of anti-diabetic agents.

        In December 2008, we announced the results of our DM-230 diabetes study, a 56-week, Phase 2 clinical trial in 130 type 2 diabetics conducted at 10 sites in the United States. Patients treated with Qnexa had a reduction in hemoglobin A1c of 1.6%, from 8.8% to 7.2%, as compared to 1.1% from

8.5% to 7.4% in the placebo group (ITT LOCF p=0.0381) at 56 weeks. Patients in the study were actively managed according to American Diabetes Association, or ADA, standards of care with respect to diabetes medications and lifestyle modification. For patients treated with placebo, increases in the number and doses of concurrent anti-diabetic medications were required to bring about the observed reduction in HbA1c. By contrast, concurrent anti-diabetic medications were reduced over the course of the trial in patients treated with Qnexa (p<0.05).

        Fasting plasma glucose levels were reduced in patients treated with Qnexa from 176 mg/dL to 133 mg/dL, as compared to a decrease from 171 mg/dL to 145 mg/dL for the placebo group (p=0.02). Over 56 weeks, patients treated with Qnexa also lost 9.4% of their baseline body weight, or 20.5 pounds, as compared to 2.7%, or 6.1 pounds, for the placebo group (p<0.0001). Sixty-five percent of the Qnexa patients lost at least 5% of their body weight as compared to 24% in the placebo group (p<0.001), and 37% of the Qnexa patients lost at least 10% of their body weight as compared to 9% of patients in the placebo group (p<0.001). Patients treated with Qnexa had reductions in blood pressure, triglycerides and waist circumference. Both treatment groups had a study completion rate greater than 90%.

        The most common drug-related side effects reported were tingling, constipation and nausea. Patients on antidepressants such as SSRI's or SNRI's were allowed to participate in the studies. Patients were monitored for depression and suicidality using the PHQ-9 questionnaire, a validated mental health assessment tool agreed to by the FDA for use in our studies. Patients treated with Qnexa demonstrated greater improvements in PHQ-9 scores from baseline to the end of the study than the placebo group.

        Despite a mean baseline HbA1c level of 8.8%, 53% of the patients treated with Qnexa were able to achieve the ADA recommended goal of 7% or lower, versus 40% of the patients in the placebo arm (p<0.05). The incidence of hypoglycemia in the treatment and placebo arms were similar (12% and 9%, respectively). Patients in the Qnexa arm experienced no treatment-related serious adverse events.

        The DM-230 Phase 2 study enrolled 130 patients, who completed OB-202, our Phase 2 study for the treatment of obesity, at 10 study sites to continue in a blinded fashion as previously randomized for an additional 28 weeks. The results of the DM-230 study included assessments from the start of the OB-202 study through the end of the DM-230 study in this population, for a total treatment period of 56 weeks.

Qnexa for Other Indications

        We believe Qnexa may be helpful in treating other obesity-related diseases including nonalcoholic steatohepatitis or its precursor, nonalcoholic fatty liver disease, also known as fatty liver disease. Qnexa may also be helpful in treating hyperlipidemia or an elevation of lipids (fats) in the bloodstream. These lipids include cholesterol, cholesterol esters (compounds), phospholipids and triglycerides.

Avanafil for Erectile Dysfunction

        Erectile dysfunction, or ED, is defined as the inability to attain or maintain an erection sufficient for intercourse. ED was reported by 52% of men between the ages of 40 to 70, in the Massachusetts Male Aging Study, with the incidence increasing with age. Erectile dysfunction, frequently associated with vascular problems, is particularly common in men with diabetes and in those who have had a radical prostatectomy for prostate cancer. PDE5 inhibitors such as sildenafil (Viagra®), vardenafil (Levitra®) and tadalafil (Cialis®), which inhibit the breakdown of cyclic guanosine monophosphate, have been shown to be effective oral treatments for ED.

        The worldwide sales in 2009 of PDE5 inhibitor products for the treatment of ED were in excess of $3.8 billion, including approximately $1.9 billion in sales of Viagra, approximately $1.6 billion in sales of Cialis and approximately $350 million in estimated sales of Levitra. Based on the aging population and the desire to maintain an active sexual lifestyle, we believe the market for PDE5 inhibitors will continue to grow.

        Avanafil is an oral PDE5 inhibitor investigational product candidate, which we licensed from Tanabe Seiyaku Co., Ltd., or Tanabe, in 2001. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or MTPC. Our US patent on avanafil (US 6,656,935) expires in 2020.

        We have exclusive worldwide development and commercialization rights for avanafil with the exception of certain Asian markets.

        Pre-clinical and clinical data suggest that avanafil:

  •
  is highly selective to PDE5, which we believe may result in a favorable side effect profile; and

  •
  is fast-acting as compared to the current commercially available PDE5 inhibitors

        We previously announced results from a Phase 2, multi-center, double-blind, randomized, parallel-design study conducted to assess the safety and efficacy of different doses of avanafil for the treatment of ED. Patients in this study were instructed to attempt sexual intercourse 30 minutes after taking avanafil, with no restrictions on food or alcohol consumption. Results showed that avanafil-treated patients met all the primary endpoints as compared to those who received a dosage of placebo. No serious adverse events were reported during this study.

        We previously released the results from an open-label, pharmacokinetic study designed to evaluate the feasibility of allowing avanafil to be taken twice in a 24-hour period. This study compared blood levels of avanafil in healthy volunteer patients after taking a single dose of avanafil and after taking avanafil every 12 hours for seven days. The results showed no significant plasma accumulation of avanafil after the twice-a-day treatment regimen when compared to the single dose.

        We also previously announced the results of a clinical pharmacology study conducted to evaluate the hemodynamic responses (blood pressure and heart rate) to glyceryl trinitrate in patients pretreated with placebo, avanafil, and sildenafil citrate (Viagra). Results revealed that avanafil had less impact on blood pressure and heart rate than Viagra. The clinical significance of this data is unknown.

        In November 2009, we announced results of the first of several pivotal Phase 3 studies of avanafil. The first study, REVIVE (TA-301) was a randomized, double-blind, placebo-controlled Phase 3 study of avanafil in 646 men. Participants in the study had ED for at least six months; 72% of study participants had tried at least one other ED treatment. Patients underwent a four-week, non-treatment run-in period followed by 12 weeks of treatment with one of three doses of avanafil: 50 mg, 100 mg and 200 mg or placebo. Patients were instructed to attempt sexual intercourse 30 minutes after taking avanafil, with no restrictions on food or alcohol consumption. The primary endpoints of the study were improvement in erectile function as measured by the Sexual Encounter Profile, or SEP, and improvements in the International Index of Erectile Function, or IIEF, score; secondary endpoints included patient satisfaction with erections and with sexual experience. This Phase 3 study was conducted under a Special Protocol Assessment, or SPA, with the FDA.

        The REVIVE study met all primary endpoints across the three doses studied by demonstrating statistically significant improvement in erectile function as measured by the SEP and improvements in the IIEF score. Highlights of the study include:

  •
  Nearly 80% of sexual attempts among patients on the 200 mg dose of avanafil had erections sufficient for intercourse (SEP2);

  •
  Full efficacy, as measured by successful intercourse (SEP3), was reported by avanafil patients on all 3 dose levels in 15 minutes or less;

  •
  Full efficacy was maintained for all doses across multiple time points from 15 minutes to beyond six hours;

  •
  All FDA-defined primary endpoints were met across all three doses of avanafil;

  •
  Avanafil was well tolerated as demonstrated by a high retention rate (85%);

  •
  There were no reported drug-related serious adverse events in the study; and

  •
  Avanafil patients reported low rates of common PDE5i side effects (headache, flushing and upset stomach)

        Patients on all 3 dose levels achieved an overall improvement in erectile function, as measured by improvement in the IIEF. IIEF scores range from 0-30 and measure the severity of erectile dysfunction as follows: severe dysfunction is less than or equal to 10; moderate is 11-16; and mild/minimal is 17-25. IIEF results of the study were:

	Baseline	End of Treatment
Placebo	12.4	15.3
Avanafil 50 mg	12.7	18.1
Avanafil 100 mg	12.6	20.9
Avanafil 200 mg	12.7	22.2

(p</=0.001 vs. placebo)

        Patients on avanafil had erections sufficient for vaginal penetration as measured by the Sexual Encounter Profile question number 2 (SEP2):

	Baseline	End of Treatment
Placebo	47%	54%
Avanafil 50 mg	45%	64%
Avanafil 100 mg	46%	74%
Avanafil 200 mg	48%	77%

(p<0.001 vs. placebo)

        Patients taking avanafil experienced successful intercourse as measured by the Sexual Encounter Profile question 3 (SEP3):

	Baseline	End of Treatment
Placebo	13%	27%
Avanafil 50 mg	13%	41%
Avanafil 100 mg	14%	57%
Avanafil 200 mg	12%	57%

(p<0.001 vs. placebo)

        The most commonly reported side effects in patients taking avanafil (all doses combined) included headache (7.0% vs. 1.2% placebo), flushing (4.6% vs. 0% placebo) and nasal congestion (2.3% vs. 1.2%); there were no reports of visual disturbances such as "blue vision."

        In January 2010, we announced new data from an analysis of REVIVE TA-301. Patients who attempted intercourse within 15 minutes of dosing were successful 67%, 69% and 72% of the time on 50, 100 and 200 mg of avanafil, respectively, as compared to 29% of the patients on placebo (p<0.05).

        We previously completed a Phase 1 "Thorough QT", or TQT, study evaluating 100 mg and 800 mg of avanafil compared to placebo and a known positive control. The study was successfully completed with no concern associated with QT prolongation.

        The Phase 3 program will include three additional studies. REVIVE Diabetes (TA-302) has completed enrollment and has randomized 390 patients with ED associated with diabetes; REVIVE-RP (TA-303) has commenced enrollment and will randomize up to 375 patients with ED following a radical prostatectomy. Patients undergo a four-week run-in period followed by 12 weeks of treatment. Patients are randomized to placebo or one of two dose levels of active drug. The primary endpoints of the study will be the same as those used in TA-301, namely, improvement in erectile function as measured by the Sexual Encounter Profile and the IIEF score. Patients are instructed to attempt sexual intercourse 30 minutes after taking avanafil, with minimal restrictions on food or alcohol consumption. REVIVE-Diabetes and REVIVE-RP will study two doses of avanafil: 100 mg and 200 mg.

        In March of 2009, we initiated an open-label safety study (TA-314) evaluating the long-term safety and tolerability of avanafil as part of our development toward NDA submission. TA-314 is being conducted over one year in approximately 600 patients across 40 U.S. centers; patients completing either the 12-week REVIVE or REVIVE-Diabetes studies are eligible to participate in TA-314. Results of the study are expected to be available by late 2010.

        In total, it is estimated that the Phase 3 avanafil clinical program will enroll approximately 1,300 patients. We anticipate submitting an NDA with the FDA for avanafil in the first half of 2011.

Luramist for Hypoactive Sexual Desire Disorder

        We believe that the market for the treatment of sexual disorders in women is large and underserved. A paper published in 1999 in the Journal of the American Medical Association noted that 43% of U.S. women between the ages of 18 and 59 identified themselves as afflicted with a sexual disorder, reporting hypoactive sexual desire disorder as one of the most common conditions of female sexual dysfunction, or FSD. However, some believe this figure is overstated. Currently, there are no pharmaceutical treatments on the market that have been approved by the FDA for the treatment of this sexual disorder in women.

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

        There are no FDA-approved medical treatments for HSDD; however, OB/GYNs have been prescribing Androgel®, an approved testosterone treatment for hypogonadism in males. In addition, Intrinsa™, a transdermal testosterone patch, is currently approved and available for sale in Europe. A study published in the July 2009 issue of The Journal of Sexual Medicine, reported that, according to an independent survey, 80% of physicians believe there is a need or great need for an FDA-approved treatment for women with HSDD. In addition, 90% of these doctors would prescribe an approved product rather than currently available therapies used off-label.

        Double-blind, multi-center, placebo-controlled clinical trials conducted by The Procter & Gamble Company, or P&G, to assess the effects of Intrinsa (a twice-weekly testosterone patch) demonstrated a statistically significant increase in the number of satisfying sexual events in surgically-induced menopausal women. In 2009, the P&G pharmaceutical products including Intrinsa were sold to Warner-Chilcott plc. In addition, a 2005 independent clinical study, conducted by Acrux in 261 patients, demonstrated that testosterone applied transdermally with a spray has the ability to increase the number of sexually satisfying events in pre-menopausal women with HSDD.

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

        Previously, we announced Phase 2 results for Luramist, which showed an improvement in the number of satisfying sexual events in pre-menopausal patients with HSDD. We met with the FDA to share results from our Phase 2 clinical study and to discuss the Phase 3 study requirements. We submitted a Phase 3 safety and efficacy protocol under the SPA process and met with the FDA in March 2007 to resolve the issues they raised regarding the details of the protocol. In 2008, we reached agreement with the FDA regarding the SPA for the Phase 3 efficacy trial for Luramist. We plan to conduct two identically designed efficacy trials. In addition, we reached agreement with the FDA on the safety requirements necessary for NDA submission.

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

        In addition to the two pivotal Phase 3 efficacy trials, we have reached agreement with the FDA on a design for a cardiovascular safety study. The safety study will be a randomized, double-blind, placebo-controlled, multi-center, cardiovascular event-based outcomes study. Patients will be required to have an average exposure of 12 months. The study will enroll approximately 5,200 postmenopausal women, aged 50 years or older, who have at least one cardiovascular risk factor. As an event-driven study, analysis of outcomes may occur when there is an average exposure of 12 months and a sufficient number of cardiovascular events have occurred. Patients enrolled in the safety study will remain in the study for up to five years to allow longer term assessments of cardiovascular and breast cancer risks. These longer term assessments out to five years are not required for NDA submission.

        In November 2006, we were notified of certain claims by Acrux regarding the Luramist agreements. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux's demand sought a reversion of all rights assigned to us related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. We asserted counterclaims against Acrux in the arbitration and sought the enforcement of our rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in our favor that we were in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that we were not in breach of the Luramist license agreement and that we had used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in our favor on our counter claim that Acrux had breached the Luramist license agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel has ordered Acrux to turn over certain information to us that was previously withheld in violation of the agreement by Acrux. After the parties failed to agree on a new Outside Date by which we are to commence our first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. Under the licensing agreement with Acrux, a milestone payment of $1 million is due to Acrux upon the earlier of commencing a Phase 3 study for Luramist or the Outside Date, April 1, 2010. The milestone is due in monthly installments of $166,667 for each month of delay in commencing Phase 3 after the Outside Date until the milestone is paid in full. There can be no assurance that Acrux would not continue to pursue legal action against us if we do not commence the first Phase 3 trial by the Outside Date.

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

        In May 2005, results were reported from an independent study conducted by the Cleveland Clinic, which focused on an individual's ability to restore sexual function following radical prostatectomy, a common treatment for prostate cancer. The study showed that 74% of patients who completed six months of MUSE treatment were able to resume sexual activity and 40% were able to achieve natural erections sufficient for intercourse.

        We have obtained the exclusive rights to patents, patent applications and other intellectual property related to MUSE through a series of license and assignment agreements with Alza Corporation, Ortho Pharmaceutical Corporation, Gene A. Voss, M.D. and Allen C. Eichler, M.D., Kjell Holmquist AB and Amsu, Ltd. These licenses and assignments are royalty bearing, requiring the Company to pay an aggregate of 4% of net sales of MUSE in royalties. Our obligations to pay royalties under the license and assignment agreements terminate upon a fixed date or the last to expire of the licensed or assigned patents under the agreements. Absent an extension by the issuance of any additional patents covered by the licenses, our royalty obligations are set to terminate in (1) January 2012 (2%), (2) July 2010 (1%), and (3) August 2016 (1%). Either party to the agreements may terminate under certain limited circumstances, including material breach. In addition to our royalty obligations, we have agreed to defend and indemnify the licensors and assignors against third party claims arising from our use of the licensed or assigned patents, patent applications and other intellectual property. The aggregate royalties incurred were $783,000, $829,000 and $730,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Other than the royalty payments, we have no other material payment obligations under these license and assignment agreements.

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

Sale of Evamist to K-V Pharmaceutical Company

        On March 30, 2007, we entered into a definitive agreement with K-V, to transfer our assets and grant a sublicense of our rights under the Evamist Agreement to K-V, or the Transaction. The closing of the Transaction occurred on May 15, 2007. Under the terms of the Transaction, upon the closing, we received an upfront payment of $10 million. On July 27, 2007, we received FDA approval of the NDA for Evamist. On August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V and on August 8, 2007, K-V paid us the additional $140 million milestone payment due upon FDA approval of the Evamist NDA. In August 2008, we assigned all of our rights and obligations under the Evamist license agreement to K-V. In connection with the Transaction, in order to obtain MTPC's blanket release of liens against our assets including the Evamist assets and intellectual property, we repaid the MTPC line of credit.

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

        The activities required before a pharmaceutical agent may be marketed in the United States begin with pre-clinical testing. Pre-clinical tests include laboratory evaluation of potential products and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies and other information must be submitted to the FDA as part of an Investigational New Drug, or IND, application, which must be reviewed and approved by the FDA before proposed clinical testing can begin. Clinical trials involve the administration of the investigational new drug to healthy volunteers or to patients under the supervision of a qualified principal investigator. Clinical trials must be conducted in accordance with Good Clinical Practices under protocols that detail the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND application. Further, each clinical study must be conducted under the auspices of an independent institutional review board. The institutional review board will consider, among other things, ethical factors and the safety of human patients.

        Typically, human clinical trials are conducted in three phases that may overlap. In Phase 1, clinical trials are conducted with a small number of patients to determine the early safety profile and pharmacology of the new therapy. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease or medical condition in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase 3, large scale, multicenter clinical trials are conducted with patients afflicted with a target disease or medical condition in order to provide substantial evidence of efficacy and safety required by the FDA and others.

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

        Once approved, the FDA may withdraw the product approval if compliance with post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies, referred to as Phase 4 studies, to monitor the effect of an approved product, and may limit further marketing of the product based on the results of these post-market studies. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, or withdraw approvals. Additionally, the Food and Drug Amendment Act of 2007 requires all clinical trials we conduct for our product candidates, both before and after approval, and the results of those trials when available, to be included in a clinical trials registry database that is available and accessible to the public via the internet. Our failure to properly participate in the clinical trial database registry would subject us to significant civil penalties.

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

        With respect to post-market product advertising and promotion, the FDA imposes a number of complex regulations on entities that advertise and promote pharmaceuticals, which include, among other things, standards and regulations relating to direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the Internet. The FDA has very broad enforcement authority. Failure to abide by these regulations can result in penalties including the issuance of a warning letter directing the entity to correct deviations from FDA standards, adverse publicity, a requirement that future advertising and promotional materials be pre-cleared by the FDA, and state and federal civil and criminal investigations and prosecutions.

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

Corporate Collaborations and Licenses from Third Parties

Mitsubishi Tanabe Pharma Corporation

        In January 2001, we entered into an exclusive development, license and supply agreement with Tanabe Seiyaku Co., Ltd., or Tanabe, now Mitsubishi Tanabe Pharma Corporation, or MTPC, and hereinafter referred to as MTPC, for the development and commercialization of avanafil, a PDE5 inhibitor compound for the oral and local treatment of male and female sexual dysfunction. Under the terms of the agreement, MTPC agreed to grant an exclusive license to us for products containing avanafil outside of Japan, North Korea, South Korea, China, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Vietnam and the Philippines. We agreed to grant MTPC an exclusive, royalty-free license within those countries for oral products that we develop containing avanafil. In addition, we agreed to grant MTPC an exclusive option to obtain an exclusive, royalty-bearing license within those countries for non-oral products that we develop containing avanafil. MTPC agreed to manufacture and supply us with avanafil for use in clinical trials, which will be our primary responsibility.

        We have paid upfront licensing fees of $5 million to MTPC and have agreed to make additional payments upon the completion of certain development, regulatory and sales milestones. During the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil, which triggered one of the clinical development milestone criteria noted above. We paid MTPC $2 million in connection with this milestone in 2006. We have further agreed to pay royalties on net sales of products containing avanafil. No payments were made under this agreement with MTPC in the years ended December 31, 2007 and 2008; however, we paid MTPC $4 million in January 2009 following the enrollment in December 2008 of the first patient in the first Phase 3 clinical studies. We expect to make other substantial payments to MTPC in accordance with our agreements with MTPC as we continue to develop and, if approved for sale, commercialize avanafil for the oral treatment of male sexual dysfunction. Such potential future milestone payments total $15 million and include payments upon: the first submission of an NDA; obtainment of the first regulatory approval in the United States and any major European country, and achievement of $250 million or more in calendar year sales.

        The term of the MTPC agreement is based on a country-by-country and on a product-by-product basis. The term shall continue until the later of (i) ten years after the date of the first sale for a particular product, or (ii) the expiration of the last-to-expire patents within the MTPC patents covering such product in such country. In the event that our product is deemed to be (i) insufficiently effective or insufficiently safe relative to other PDE5 inhibitor compounds based on published information, or (ii) not economically feasible to develop due to unforeseen regulatory hurdles or costs as measured by standards common in the pharmaceutical industry for this type of product, we have the right to terminate the agreement with MTPC with respect to such product.

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

        In November 2006, we were notified of certain claims by Acrux regarding the Luramist agreements. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux's demand sought a reversion of all rights assigned to us related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. We asserted counterclaims against Acrux in the arbitration and sought the enforcement of our rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in our favor that we were in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that we were not in breach of the Luramist license agreement and that we had used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in our favor on our counter claim that Acrux had breached the Luramist license agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel has ordered Acrux to turn over certain information to us that was previously withheld in violation of the agreement by Acrux. After the parties failed to agree on a new Outside Date by which we are to commence our first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. Acrux will be eligible to receive the previously agreed upon Phase 3 milestone payment of $1 million to be paid out at the earlier of the start of the Phase 3 trials or the Outside Date. The milestone is due in six monthly installments of $166,667 for each month of delay in commencing the Phase 3 trials after the Outside Date until the milestone is paid in full. There can be no assurance that Acrux would not continue to pursue legal action against us if we do not commence the first Phase 3 trial by the Outside Date. Please refer to Note 16: "Legal Matters" for additional information concerning the Acrux matter.

Other

        On October 16, 2001, we entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational product development program for Qnexa for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to us with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, we have paid a total of $220,000 to Dr. Najarian through December 31, 2009 and have issued him options to purchase 40,000 shares of our common stock. We are obligated under the terms of the Assignment Agreement to make a milestone payment of $1 million and issue an option to purchase 20,000 shares of our common stock to Dr. Najarian upon marketing approval by the United States Food and Drug Administration of a product for the treatment of obesity that is based upon the Combination Therapy and Patents. This assignment will require us to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that we decide not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined VIVUS as a part-time employee and currently serves as our Principal Scientist.

Patents and Proprietary Technology

        We hold 31 patents and 11 patent applications in the United States and Canada. We intend to develop, maintain and secure intellectual property rights and to aggressively defend and pursue new patents to expand upon our current patent base. Our portfolio of patents as it relates to our investigational drugs and marketed product is summarized as follows:

QNEXA
U.S. Patent No. 7,056,890	Expiring 06/14/2020
U.S. Patent No. 7,553,818	Expiring 06/14/2020
U.S. Patent No. 7,659,256	Expiring 06/14/2020
U.S. Patent No. 7,674,776	Expiring 06/14/2020
U.S. Patent Publication No. 2008/0255093	Pending
U.S. Patent Publication No. 2008/0255093	Pending
U.S. Patent Publication No. 2008/0312163	Pending
U.S. Patent Publication No. 2009/0304789	Pending
U.S. Patent Publication No. 2009/0304785	Pending
U.S. Patent Publication No. 2008/0312163	Pending
AVANAFIL
U.S. Patent No. 6,656,935	Expiring 09/13/2020
U.S. Patent No. 6,797,709	Expiring 09/13/2020
MUSE
U.S. Patent No. 5,242,391	Expiring 09/07/2010
U.S. Patent No. 5,474,535	Expiring 12/12/2012
U.S. Patent No. 5,482,039	Expiring 03/25/2014
U.S. Patent No. 5,769,088	Expiring 03/25/2014
U.S. Patent No. 5,773,020	Expiring 04/25/2010
U.S. Patent No. 5,820,587	Expiring 03/14/2015
U.S. Patent No. 5,886,039	Expiring 03/23/2016
U.S. Patent No. 6,093,181	Expiring 07/25/2017
U.S. Patent No. 6,113,939	Expiring 09/05/2017
ERECTILE DYSFUNCTION

U.S. Patent No. 5,843,961	Expiring 12/01/2015
U.S. Patent No. 5,849,803	Expiring 12/15/2015
U.S. Patent No. 5,855,548	Expiring 06/14/2016
U.S. Patent No. 5,922,341	Expiring 10/28/2017
U.S. Patent No. 5,925,629	Expiring 10/28/2017
U.S. Patent No. 5,942,512	Expiring 08/24/2016
U.S. Patent No. 6,037,346	Expiring 10/28/2017
U.S. Patent No. 6,127,363	Expiring 10/28/2017
U.S. Patent No. 6,156,753	Expiring 10/28/2017
U.S. Patent No. 6,403,597	Expiring 10/28/2017
U.S. Patent No. 6,495,154	Expiring 11/21/2020
U.S. Patent No. 6,548,490	Expiring 10/28/2017
U.S. Patent No. 6,946,141	Expiring 11/21/2020
Canadian Patent No. 1320442	Expiring 07/20/2010
LURAMIST
U.S. Patent No. 6,299,900	Expiring 12/18/2018
U.S. Patent No. 6,818,226	Expiring 09/01/2019
U.S. Patent No. 6,923,983	Expiring 02/19/2019
U.S. Patent No. 7,438,203	Expiring 12/18/2018
U.S. Patent Publication No. 2006/0280783	Pending
U.S. Patent Publication No. 2007/0071803	Pending
U.S. Patent Publication No. 2008/0152597	Pending
U.S. Patent Publication No. 2005/0002868	Pending

        Qnexa contains two active substances, phentermine and topiramate, which have already been approved individually for use in medicinal products in the European Union. There is no approved product containing a fixed dose combination of phentermine and topiramate. We have been advised that Qnexa is considered a reference product under the EU rules governing medicinal products for the purpose of granting a fresh and independent period of regulatory data protection.

        Since a new fixed combination product is considered a reference product within the meaning of Article 10(2)(a) of Directive 2001/83, it is entitled to a fresh period of regulatory data protection. According to Article 10(1) coupled with Article 10(2)(b) of Directive 2001/83/EC for nationally authorized products, this period of data protection is set at 10 years. Within 8 years of those 10 years, a generic applicant is not permitted to cross refer to the preclinical and clinical trial data relating to the reference product. Even if the generic product is authorized, it cannot be placed on the market until the full 10-year regulatory data protection has expired. This 10-year data protection may be extended cumulatively to a maximum period of 11 years if during the first 8 years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. This essentially is the formula of 8+2+1 for regulatory data protection applied in the EU. An identical formula for regulatory data protection is set out in Article 14(11) of Regulation (EC) 726/2004 for all centrally authorized products. If we are successful in obtaining a new indication, which is considered by the regulatory authorities to bring about a significant clinical benefit like diabetes or sleep apnea with Qnexa in the EU, we could, under the current EU rules, enjoy a total period of 11 years of data exclusivity.

        We also hold foreign counterparts, patents and patent applications in major foreign jurisdictions related to our U.S. patents. We have developed and acquired exclusive rights to patented technology in support of our development and commercialization of our products, and we rely on trade secrets and proprietary technologies in developing potential products. We continue to place significant emphasis on securing global intellectual property rights and are aggressively pursuing new patents to expand upon our strong foundation for commercializing products in development.

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

Competition

        Competition in the pharmaceutical and medical products industries is intense and is characterized by costly and extensive research efforts and rapid technological progress. We are aware of several pharmaceutical companies also actively engaged in the development of therapies for the treatment of obesity, diabetes and sexual health and device companies for the treatment of sleep apnea. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than we do. In addition, many of these companies have significantly greater experience than we have in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. Our competitors may develop technologies and products that are more effective than those we are currently marketing, researching and developing.

Such developments could render our products less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited experience. Mergers, acquisitions, joint ventures and similar events may also significantly change the competitive environment.

        Current approved anti-obesity drugs include Xenical (orlistat), marketed by Roche, and Meridia (sibutramine), marketed by Abbott Labs. Orlistat works by inhibiting lipase, thus preventing digestion and absorption of dietary fat in the gastrointestinal tract. In January 2010, the EMEA suspended the marketing authorization of sibutramine in Europe. The FDA added additional warnings to the label for sibutramine. The impact of these changes for sibutramine on Qnexa is unknown at this time. There are several drugs in development for obesity including product candidates in Phase 3 clinical trials being developed by Novo Nordisk A/S and Orexigen Therapeutics, Inc., and approximately 20 product candidates in Phase 2 clinical trials by companies including Neurosearch A/S and GlaxoSmithKline, among others. Partners Takeda Pharmaceutical Company Limited and Amylin Pharmaceuticals, Inc. announced in February 2010 that they are planning late-stage testing of an anti-obesity agent. Arena Pharmaceuticals, Inc. has completed Phase 3 studies and in December 2009 submitted an NDA with the FDA for its product candidate.

        All of these drugs are or will be marketed by pharmaceutical companies with substantially greater resources than us. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, mazindol, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown some level of efficacy. These products are sold at much lower prices than we intend to charge for our investigational product candidate, Qnexa, if approved. The availability of a large number of branded prescription products, generic products and over-the-counter products could limit the demand for, and the price we are able to charge for Qnexa, if approved.

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

        There are currently three PDE5 inhibitors approved for the treatment of erectile dysfunction in the U.S.: sildenafil, vardenafil, and tadalafil. Worldwide sales of these products were approximately $3.8 billion in 2009. Additional PDE5 inhibitors are in various stages of development by other companies. Warner-Chilcott plc has licensed the U.S. rights to udenafil, a PDE5i from Dong-A. Warner-Chilcott continues the Phase 3 development of this compound for ED. Other treatments for erectile dysfunction, or ED, exist, such as needle injection therapies, vacuum constriction devices and penile implants, and the manufacturers of these products will most likely continue to develop or improve these therapies. In November 2007, NexMed, Inc., or NexMed, announced that the NDA submitted for its ED product, Vitaros®, a topically applied alprostadil cream, was accepted for review by the FDA. In February 2009, NexMed announced that they had sold the U.S. rights to Vitaros to Warner Chilcott Company, Inc. (a subsidiary of Warner Chilcott, Ltd., NASDAQ:WCRX), or Warner. Under the reported terms of the agreement, NexMed received an initial, up-front payment of $2.5 million and is eligible to receive an additional payment of $2.5 million upon Warner's receipt of

FDA approval of the NDA. If the NDA for Vitaros is approved and Warner is successful in commercializing this product, the sales of MUSE will decline, which will have an adverse effect on the results of our operations and cash flows from sales of MUSE. We have also become aware of compounding pharmacies that are selling various products that include alprostadil. The sale of these products may violate certain of our intellectual property rights. The impact of the sales of products sold by compounding pharmacies that include alprostadil is unknown.

        Two companies are developing products that could compete with our investigational product candidates for the treatment of FSD. The Proctor & Gamble Company has been developing Intrinsa, a testosterone patch for the treatment of HSDD, but announced in December 2008 that they will halt research and consider divestiture of their four key pharmaceutical brands, including Intrinsa. On August 24, 2009, Proctor & Gamble Company and Warner Chilcott plc announced an agreement for the sale of Proctor & Gamble's pharmaceuticals business to Warner Chilcott plc for an up-front cash payment of $3.1 billion. BioSante Pharmaceuticals, Inc. is developing forms of testosterone gels for HSDD. None of these investigational products have been approved by the FDA. In July 2006, the European Medicines Agency granted marketing authorization of Intrinsa for the treatment of HSDD in bilaterally oophorectomized and hysterectomized women and in February 2007, Intrinsa was launched in France and Germany. In March 2007, Intrinsa became available through the National Health Service in the United Kingdom.

        Boehringer Ingelheim, or BI, has reported Phase 3 results of flibanserin, an oral agent, for the treatment of HSDD. BI reported data from pooled, pivotal Phase 3 clinical trials that demonstrate flibanserin 100 mg taken once daily at bedtime significantly increased the number of Satisfying Sexual Events, or SSEs, and sexual desire while significantly decreasing the distress associated with HSDD. Pooled North American Phase 3 trial results (DAISY and VIOLET) of 1,378 pre-menopausal women with HSDD showed a statistically significant increase in the frequency of SSEs per month in women taking flibanserin 100 mg (from 2.8 at baseline to 4.5), versus placebo (2.7 at baseline increasing to 3.7) over the 24-week study period. Flibanserin also demonstrated statistically significant improvements in sexual desire versus placebo as measured by an electronic diary (the eDiary For HSDD Trials). This finding was further supported by data from the desire domain of the Female Sexual Function Index, or FSFI, as an independent secondary measure.

        Other key secondary endpoints showed flibanserin significantly improved sexual functioning (as measured by the FSFI total score), distress related to sexual dysfunction (as measured by the Female Sexual Distress Scale-Revised, or FSDS-R, score) and distress related to low sexual desire (FSDS-R Item 13 score) versus placebo.

        European Phase 3 trial results for ORCHID of 634 pre-menopausal women with HSDD showed women taking flibanserin 100 mg had statistically significant improvements in their level of sexual desire, as measured by the eDiary. These findings were supported by a trend towards an increase in the FSFI desire domain. In addition, there was a statistically significant improvement in the level of distress associated with sexual dysfunction (as measured by the FSDS-R total score) as well as distress related to low sexual desire (FSDS-R Item 13) which is the second key parameter for the diagnosis of HSDD. A numerical increase in the number of SSEs compared to placebo supports the efficacy of flibanserin in pre-menopausal women suffering with HSDD.

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

  •
  experience and expertise in exploitation and protection of intellectual property rights; and

  •
  access to strategic partners and capital resources.

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

Research and Development

        We incurred $71.1 million in 2009, $77 million in 2008, and $26.7 million in 2007 in research and development expenses, primarily to discover and develop our investigational product candidates in obesity, sleep apnea and diabetes treatment, to restore sexual function in men and women, to license from third parties the rights to products to treat various sexual and nonsexual disorders and to sponsor early stage clinical trials at various research institutions.

Employees

        As of February 26, 2010, we had 126 employees, 77 of which are located at our manufacturing facility in Lakewood, New Jersey and 49 of which are located at our corporate headquarters in Mountain View, California and other United States locations. None of our current employees are represented by a labor union or are the subject of a collective bargaining agreement. We believe that our relations with our employees are good and we have never experienced a work stoppage at any of our facilities.

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

We are largely dependent on the success of our two investigational product candidates: Qnexa, for treatment of obesity, and avanafil, for treatment of erectile dysfunction, and cannot be certain that either product candidate will receive timely regulatory approval, if at all, or be successfully commercialized.

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

        Regulatory approval of an NDA or NDA supplement is not guaranteed. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA approval varies depending on the product candidate, the disease or condition that the product candidate is designed to target and the regulations applicable to any particular product candidate. The FDA can delay, limit or deny approval of a product candidate for many reasons, including:

  •
  the FDA may not deem a product candidate safe and effective;

  •
  the FDA may not find the data from pre-clinical studies and clinical trials sufficient to support approval;

  •
  the FDA may require additional pre-clinical or clinical studies;

  •
  the FDA may not accept our stability data for commercial product;

  •
  the FDA may not approve of our third-party manufacturers' processes and facilities;

  •
  Although the FDA accepted our electronic NDA submission for Qnexa, it may not accept future NDA submissions from us due to, among other reasons, the formatting of the submission; or

  •
  the FDA may change its approval policies, adopt new regulations or provide new guidance with significant requirements not currently included or considered by us when seeking NDA approval.

        We recently submitted our NDA for Qnexa for the treatment of obesity to the FDA for approval. Our next most advanced investigation product candidate, avanafil, has not completed all of the large, pivotal Phase 3 clinical trials for efficacy and safety that are required for FDA approval. Notwithstanding our belief that the data collected from our three Phase 3 trials of Qnexa is promising, and even if we believe that data collected from our pre-clinical studies and clinical trials of our other product candidates are promising and that our information and procedures regarding chemistry, manufacturing and controls are sufficient, our data may not be sufficient to support approval by the FDA or any other foreign regulatory authority.

        In addition, we believe that the regulatory review of NDAs for drug candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety. In this regard, it is likely that some of our investigational product candidates, including Qnexa and avanafil, will be subject to increased scrutiny to show adequate safety than would investigational product candidates for more acute or life-threatening diseases, such as cancer or HIV. Recently, the FDA notified healthcare professionals that the review of additional data from a post-approval study indicates an increased risk of heart attack and stroke in patients with a history of cardiovascular disease using sibutramine. Based on the serious nature of the review findings, the FDA requested, and the manufacturer agreed, to add a new contraindication to the sibutramine drug label stating that sibutramine is not to be used in patients with a history of cardiovascular disease, including history of coronary artery disease (e.g., heart attack, angina), stroke or transient ischemic attack, or TIA, heart arrhythmias, congestive heart failure, peripheral arterial disease, or uncontrolled hypertension (e.g., > 145/90 mmHg).

        The European Medicines Agency has completed a review of the safety and effectiveness of sibutramine. The Agency's Committee for Medicinal Products for Human Use, or CHMP, has concluded that the benefits of sibutramine do not outweigh its risks, and that all marketing authorizations for medicines containing sibutramine should be suspended throughout Europe. We are unable to determine the impact on Qnexa, if any, of the recent actions in the U.S. and Europe with regards to sibutramine. If any regulatory agency were to require additional studies, including studies to address cardiovascular events, the impact on the timing of approval and if approved, commercialization of Qnexa, avanafil or any of our investigational product candidates, could be delayed. Even if approved, drug candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed and may have restricted access programs. Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our investigational product candidates. As a result, we cannot predict when or whether regulatory approval will be obtained for any of our investigational product candidates currently under development.

The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current investigational product candidates may not have favorable results in later studies or trials.

        Pre-clinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of an investigational product candidate in the general population, but rather to test initial safety, to study pharmacokinetics and pharmacodynamics, to study limited efficacy in a small number of study subjects in a selected disease population, and to identify and attempt to understand the investigational product candidate's side effects at various doses and dosing schedules. Success in pre-clinical studies or completed clinical trials does not ensure that later studies or trials, including continuing pre-clinical studies and large-scale clinical trials, will be successful nor does it necessarily predict future results. Favorable results in early studies or trials may not be repeated in later studies or trials, and investigational product candidates in later stage trials may fail to show acceptable safety and efficacy despite having progressed through initial-stage trials. In addition, the placebo rate in larger studies may be higher than expected.

        Although we recently announced results from two pivotal Phase 3 clinical trials for safety and efficacy of our most advanced investigational product candidate, Qnexa, we continue to analyze the data collected in these trials. Consequently, it is possible that further analysis of this and other data on Qnexa may yield information or suggest conclusions not yet known that may negatively impact our ability to obtain regulatory approval for Qnexa as a treatment for obesity, market acceptance or safety profile.

        Our other investigational product candidates, avanafil and Luramist, have not successfully completed all of the large, pivotal Phase 3 trials for efficacy and safety that are required for approval by the FDA and other worldwide regulatory authorities. Pre-clinical data and the limited clinical results that we have obtained for these investigational product candidates may not predict results from studies in larger numbers of patients in multiple sites drawn from more diverse populations treated for longer periods of time. The smaller and shorter clinical trials also may not predict the ability of these investigational products to achieve or sustain the desired effects in the broad intended population or to do so safely. We may also decide to not conduct additional Phase 2 studies prior to the initiation of pivotal Phase 3 studies. In addition, we may elect to enter into pivotal Phase 3 studies with a new formulation, dosage, delivery system or choose to study different populations than had been studied in previous clinical trials.

        Qnexa is our proprietary capsule formulation investigational product candidate containing the active ingredients phentermine and topiramate. Phentermine was approved for the short-term treatment of obesity by the FDA in 1959. Topiramate is approved for seizures (1996) and migraine prevention (2004). Published studies on topiramate reported that topiramate treatment produced weight loss. By combining these compounds, Qnexa attempts to simultaneously address excessive appetite and a high threshold for satiety, the two main mechanisms believed to impact eating behavior. Although we believe Qnexa affects the two major causes of overeating, excessive hunger and the inability to feel satisfied, we may not be correct in our assessment of the impact the combination of these two ingredients may have on weight loss or their mechanism of action. Earlier studies with Qnexa were completed using a twice-a-day dose. The twice-a-day dose and timing of the administration of the active ingredients was determined by the inventor through the treatment of patients in his private practice. We used a once-a-day formulation in our completed Phase 3 studies of Qnexa. We have completed various pharmacokinetic studies of the once-a-day formulations to characterize the pharmacokinetic profile of the once-a-day formulation of Qnexa. The FDA has also asked us to study the effects of a lower dose of Qnexa, which we did in the Phase 3 obesity trials.

        We may be required to demonstrate through large, long-term outcome trials that our investigational product candidates are safe and effective for use in a broad population prior to obtaining regulatory approval. There is typically a high rate of attrition from the failure of investigational product candidates proceeding through clinical trials. If any of our investigational product candidates fail to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays in, or may decide to abandon development of, that investigational product candidate. If we abandon or are delayed in our development efforts related to any of our investigational products, we may not be able to generate sufficient revenues to continue our operations and clinical studies at the current level or become profitable. Our reputation in the industry and in the investment community would likely be significantly damaged. It may not be possible for us to complete financings, and our stock price would likely decrease significantly.

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

        All of the investigational product candidates that we are currently developing require extensive pre-clinical and/or clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our investigational product candidates, we must demonstrate with substantial evidence through pre-clinical testing and/or clinical trials that our investigational product candidates are safe and effective in humans for the indication being studied. Conducting clinical trials is a complex, lengthy, expensive and uncertain process. Completion of clinical trials and approval by the FDA may take several years or more. Our ability to complete clinical trials may be delayed, suspended or terminated by many factors, including, but not limited to:

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

  •
  unforeseen safety issues;

  •
  unforeseen issues with formulation or stability of investigational product candidates;

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

        Neither combination, however, was ever tested for safety. By the summer of 1997, the Mayo Clinic reported 24 cases of heart valve disease in patients that had taken the fen-phen combination. The cluster of unusual cases of heart valve disease in fen-phen users suggested a correlation between fen-phen use and heart valve disease. On July 8, 1997, the FDA issued a Public Health Advisory to report the Mayo findings. The FDA continued to receive additional reports of heart valve disease, including reports from patients who had taken only fenfluramine or dexfenfluramine. Further evaluations of patients taking fenfluramine or dexfenfluramine showed that approximately 30% had abnormal valve findings. This figure was much higher than expected for abnormal test results and suggests fenfluramine and dexfenfluramine as the likely causes of Primary Pulmonary Hypertension, or PPH, and valvular heart disease.

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

        Side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. The most common side effects reported in the first Phase 3 study of avanafil were headache, flushing and nasal congestion. The most common side effects reported in our Phase 3 trials of Qnexa were paresthesia (tingling of the extremities), dry mouth, altered taste, headache and constipation. In addition, the constituent drugs of Qnexa each has its own side effect profile that is included in its current product label. If Qnexa is approved by the FDA, we would anticipate that the label would include the side effect profiles of each of the constituent drugs. While the constituent drugs that make up Qnexa have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Qnexa, to date, the combination of these constituent drugs has not received regulatory approval. While we believe our Phase 3 Qnexa clinical trials have generated safety and efficacy data, the approvability and eventual labeling of Qnexa will be determined by the FDA. For example, in 2007, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA reviewed another company's obesity product candidate, rimonabant, and determined not to recommend approval of the product candidate to the FDA, based on concerns regarding the safety profile of the product candidate in particular, depression, suicidality and seizures.

        Phentermine and topiramate are each separately approved for sale by the FDA and have been on the market for many years. In general, significant adverse events and side effects observed in pre-clinical, clinical and post-marketing studies are included in the full prescribing information or label for each drug. The label for TOPAMAX contains reports of side effects, warnings and precautions including metabolic acidosis, acute myopia and secondary angle closure glaucoma, decreased sweating and hyperthermia, cognitive-related dysfunction, psychiatric and behavioral disturbances including one completed suicide in a patient during a bipolar trial, somnolence and fatigue, sudden unexplained death in epileptics, kidney stones, paresthesia and various drug interactions. The label for ADIPEX, a popular branded form of phentermine, contains warnings and precautions including recommendation against coadministration of phentermine with other drugs for weight loss. Adverse side effects include, among other things, pulmonary hypertension, valvular heart disease, drug abuse and dependence, overstimulation, restlessness, dizziness, insomnia, euphoria, dysphoria, tremor, headache, dryness of the mouth, diarrhea, constipation, impotence and changes in libido. The warnings and precautions for both of these products are updated often.

        Previously published studies suggest that the administration of topiramate alone, in conjunction with diet and a behavioral modification program, results in weight reduction in obese patients. The most prominent side effect seen in the published studies was paresthesia (tingling of the extremities), experienced by 42% to 59% of patients. Drop outs due to paresthesia were 5% or less. In the EQUATE, EQUIP and CONQUER Phase 3 obesity studies, tingling was experienced in 23%, 19% and 21%, respectively, of the patients on the full-dose of Qnexa. In the Phase 2 diabetes study, paresthesia was experienced by 17% of the patients. The other common adverse events reported in the published topiramate monotherapy studies were also central nervous system, or CNS, related including fatigue, difficulty with attention, memory and concentration, and depression. In our obesity and diabetes studies, these CNS-related side effects were low, but they were higher than placebo. The pharmaceutical company performing research of topiramate alone for the treatment of obesity announced they had discontinued their development program including their controlled-release formulation.

        The FDA has also issued an alert on the use of antiepileptic drugs and a potential risk of increased suicidal ideation. As part of our Phase 3 obesity trials for Qnexa, we prospectively assessed the potential risk of suicidal tendencies. The results of the extensive assessments performed in our Phase 3 trials for Qnexa indicated no signal for suicidal behavior or ideation. On July 10, 2008, the FDA held a Joint Meeting of the Peripheral and Central Nervous System Drugs Advisory Committee and the Psychopharmacologic Drugs Advisory Committee. The advisory committee and representatives from the Pediatric Advisory Committee, and the Drug Safety and Risk Management Advisory Committee considered the results of FDA's analysis of suicidality (both suicidal ideation and behavior) from placebo-controlled clinical studies of 11 antiepileptic drugs. One of the drugs included in the discussion was topiramate (marketed as TOPAMAX, Ortho-McNeil-Janssen Pharmaceuticals Inc.). The FDA discussed with the committee, in light of the results, whether any additional actions are necessary. The committee recognized that there is an increased risk of suicidality and recommended to the FDA that additional information should be provided to patients regarding the risks and benefits of antiepileptic drugs; however, the committee strongly recommended against a Black Box warning to be applied to antiepileptic drugs. In December 2008, the FDA asked the manufacturers of the antiepileptic drugs included in the analysis to add warnings about suicidality to the labels and to issue a medication guide covering the results of the meta-analysis. In April 2009, the FDA approved these new labels. We anticipate that the label for Qnexa, if approved, will contain the similar suicidality warnings to those contained in the topiramate label.

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

        Pregnant women or women who planned on becoming pregnant were not eligible to participate in the Qnexa clinical trials. Women of child-bearing potential were advised to use and agreed to use two forms of birth control during the study. Patients who became pregnant during the study period were required to immediately discontinue study medication. We are aware that patients in the studies did become pregnant. They were taken off the study medication and followed through to delivery. While we did not observe any changes in teratogenic activity in those pregnancies, we anticipate the labeling for Qnexa, if approved, will contain a warning against use by women who are or are considering becoming pregnant.

        There were no dropouts in the Qnexa arm of our Phase 2 study due to serious or severe adverse events. In the Phase 3 EQUIP and CONQUER studies, there was no difference between Qnexa (0.4%) and placebo (0.4%) drug-related serious adverse events. In the Phase 3 EQUATE study, there were no reported drug-related serious adverse events. To date, the clinical results we have obtained for our other investigational product candidates, avanafil and Luramist, do not necessarily predict that the results of further testing, including larger, late-stage controlled human clinical testing, will be successful. If our trials are not successful or are perceived as not successful by the FDA, physicians, analysts, investors, the media or the public in general our business, financial condition and results of operations will be materially harmed.

        If any of our product candidates receives marketing approval and we or others identify unknown side effects caused by the product, a number of potentially significant negative consequences could result, including:

  •
  regulatory authorities may withdraw their approval of the product;

  •
  regulatory authorities may require the addition of labeling statements, such as a "black box" warning with Qnexa or a contraindication;

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

        Each of the approved drugs that are combined to produce our investigational product candidate, Qnexa, is commercially available at prices lower than the price at which we would seek to market our investigational product candidate. We cannot be sure that physicians will view Qnexa as sufficiently superior to a treatment regime of Qnexa's individual active pharmaceutical ingredients as to justify the significantly higher cost we expect to seek for Qnexa, and they may prescribe the individual generic drugs already approved and marketed by other companies instead of our combination product. Even though our U.S. and European patents contain composition, product formulation and method-of-use claims that we believe protect Qnexa, those patents may be ineffective as a practical matter to protect against physicians prescribing the individual drugs marketed by other companies instead of our combination product. Our patents and pending patent applications do not prevent physicians from prescribing the generic constituents of our product candidates. Phentermine and topiramate are currently available in generic form, although the doses used in Qnexa are currently not available and no controlled or sustained release formulation of topiramate exists. We believe that a practitioner seeking safe and effective therapy is not likely to prescribe such off-label generics in place of Qnexa because the dosage strengths, pharmacokinetic profiles and titration regimens recommended for Qnexa are not available using existing generic preparations of immediate release, or IR, phentermine or topiramate. However, to the extent that the price of Qnexa is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components instead of for our combination product, and this may limit how we price or market Qnexa. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the U.S. are prepared to pay for Qnexa, which could also limit market and patient acceptance of our product, and could negatively impact our revenues. A physician could seek to prescribe off-label generics in place of Qnexa. Off-label use occurs when a drug that is approved by the FDA for one indication is legally prescribed by physicians for a different indication not approved by the FDA. Topiramate, one of the ingredients in Qnexa, is not approved for obesity treatment.

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

        We may choose or be required by regulatory authorities to restrict distribution of Qnexa to specialty pharmacies after physicians and patients register to ensure a safe and secure launch. Our success in distributing our product candidate in this manner could be limited, which could have an adverse effect on our business, financial condition and results of operations and cash flow.

The FDA and other regulatory agencies will likely require more extensive or expensive trials for our combination investigational product candidate, Qnexa, than may be required for single agent pharmaceuticals.

        To obtain regulatory approval for Qnexa, we are required to show that each active pharmaceutical ingredient in our investigational product candidate makes a contribution to the combined investigational product candidate's claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and more effective than each of the components. As a result, we were required to include in our clinical trial protocols an evaluation of each component drug as well as for the component drug in combination. This required us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of Qnexa than of a new drug containing only a single active pharmaceutical ingredient. The OB-301, or EQUATE, Phase 3 trial was designed to meet the combination guidelines set by the FDA. The EQUATE study contained separate component arms as well as the combination. We believe the results of the EQUATE study meet FDA guidelines for combination therapy studies; however, there can be no assurance that we have satisfied the combination requirements to the FDA's satisfaction or that further testing of the combination will not be required. The EQUATE study also contained a mid-dose of Qnexa containing 7.5 mg of phentermine and 46 mg of topiramate CR. The mid-dose was also included in the CONQUER, or OB-303, study. We did not complete a component study for the low-dose. We have filed for approval of all three doses. The number of patients on the low-dose in OB-302 or the mid-dose in the OB-303 study may not be sufficient for approval. We have no assurance that any of the doses of Qnexa will be approved or that additional pre-clinical and clinical testing may not be needed prior to approval. In addition, if the FDA does not approve the full-dose of Qnexa, there is no assurance that they would approve the mid-dose or any other dose of Qnexa.

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

        In particular, the United States rights to Evamist and Luramist were licensed from Acrux and its related affiliates. The rights to avanafil were licensed from Tanabe Seiyaku Co., Ltd., or Tanabe, in 2001. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or MTPC. The rights to Evamist were sublicensed to K-V. In August 2008, we assigned all of our rights and obligations under the Evamist license agreement to K-V. The rights to Qnexa were licensed from Dr. Najarian in 2001. We believe we are in compliance with all the material terms of our current agreements; however, there can be no assurance that this compliance will continue or that the licensors would not have a differing interpretation of the material terms of the agreements. If the license agreements were terminated early or if the terms of the license were contested for any reason, it would have a material adverse impact on our ability to commercialize products subject to these agreements, our ability to raise funds to finance the company, our stock price and our overall financial condition. The monetary and disruption costs of any disputes involving our collaborative agreements could be significant despite rulings in our favor.

        For example, VIVUS and Acrux Limited through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, are parties to the Testosterone Development and Commercialization Agreement dated February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covers our investigational product candidate, Luramist, which is licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux's demand sought a reversion of all rights assigned to us related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. We asserted counterclaims against Acrux in the arbitration and sought the enforcement of our rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that we were in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that we have used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in our favor on our counter claim that Acrux had breached the Luramist license agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel has ordered Acrux to turn over certain information to us that was previously withheld in violation of the agreement by Acrux. After the parties failed to agree on a new Outside Date by which we are to commence our first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. Acrux will be eligible to receive the previously agreed upon Phase 3 milestone payment of $1 million to be paid out at the earlier of the start of the Phase 3 trials or the Outside Date. Currently we are planning an additional pharmacokinetic/pharmacodynamic study to review a new formulation of Luramist. Under the agreement with Acrux, a milestone payment of $1 million is due to Acrux upon the earlier of commencing a Phase 3 study for Luramist or the Outside Date, April 1, 2010. The milestone is due in monthly installments of $166,667 for each month of delay in commencing Phase 3 after the Outside Date until the milestone is paid in full. There can be no assurance that Acrux would not continue to pursue legal action against us if we do not commence the first Phase 3 trial by the Outside Date. To the extent we are unable to comply with these obligations, the Luramist license may be terminated. The monetary and disruption costs of this arbitration were significant despite the favorable rulings by the Panel.

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

        We are, and in the future expect to be, dependent upon collaborative arrangements or strategic alliances to complete the development and commercialization of some of our investigational product candidates, particularly after the Phase 2 stage of clinical testing. These arrangements may place the development of our investigational product candidates outside of our control, may require us to relinquish certain rights or pay royalties, or may otherwise be on terms unfavorable to us. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or MTPC. The rights and obligation of our license agreement with Tanabe have been transferred to MTPC. It is unclear at this time what effect, if any, the merger will have on our agreement with MTPC. While we currently have no indication of any adverse material effects with regards to the collaboration, there can be no guarantee that the merger of Tanabe and Mitsubishi will not have an adverse material effect on the performance by MTPC under our agreement, which in turn could lead to a material adverse effect on our business, financial condition and results of operations.

        We may be unable to enter into favorable agreements with third parties, which could delay or impair our ability to develop and commercialize our investigational product candidates and could increase our costs of development and commercialization. Dependence on collaborative arrangements or strategic alliances will subject us to a number of risks, including the risk that:

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

  •
  business combinations or significant changes in a collaborator's business strategy may adversely affect a collaborator's willingness or ability to satisfactorily complete its obligations to meet our requirements under any arrangement;

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

        The research, testing, manufacturing, selling and marketing of investigational product candidates and approved pharmaceuticals is subject to extensive regulations by the FDA and other regulatory agencies in the United States and other countries. We cannot predict with certainty if or when we might submit for regulatory review our investigational product candidates currently under development, except for Qnexa for which the NDA was submitted to the FDA on December 29, 2009. Even if submitted, the FDA can suspend or modify clinical studies at any time if the agency believes that the patients participating in such studies are being exposed to unacceptable health risks.

        Regulatory approval is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA has substantial discretion in the drug approval process. Despite the time and expense involved, failure can occur at any stage.

        In July 2008, an FDA advisory panel discussed the role of cardiovascular outcomes assessment in the pre-approval and post-approval settings for drugs and biologics developed for the treatment of type 2 diabetes mellitus. The panel recommended that sponsors conduct a long-term cardiovascular trial or to provide other equivalent evidence to rule out an unacceptable cardiovascular risk. The FDA has since published a guidance document in December 2008 for the evaluation of cardiovascular risk in new antidiabetic therapies specifically for the treatment of type 2 diabetes. In general, the FDA recommends that sponsors should compare the incidence of important cardiovascular events occurring with the antidiabetic investigational agent to the incidence of the same type of events with the control group to estimate the relative risk of the investigational antidiabetic agent. This may be accomplished by either conducting an integrated analysis (meta-analysis) of the Phase 2 and Phase 3 studies, if the investigational drug was in late-stage development at the time the December 2008 guidance was published, or conduct a single, large, prospective long-term cardiovascular safety outcomes study prior to NDA submission. A long-term cardiovascular study would take several years to complete and would require resources that may be beyond our current capabilities. Qnexa, in development for diabetes is subject to this recommendation. The FDA, however, has neither required a meta-analysis of the Qnexa Phase 2 and 3 data, nor a prospective long-term cardiovascular safety outcomes study to be performed for Qnexa as a treatment for obesity. There can be no assurance, however, that the FDA would not in the future require us to perform a cardiovascular safety outcomes study, pre- or post-approval, for Qnexa as a treatment for obesity. The FDA has notified healthcare professionals that the review of data from a post-approval outcomes trial of an anti-obesity agent, subutramine, indicates an increased risk of heart attack and stroke in patients with a history of cardiovascular disease. Based on the serious nature of the review findings, the FDA requested, and the manufacturer agreed, to add a new contraindication to the sibutramine drug label stating that sibutramine is not to be used in patients with a history of cardiovascular disease. We have no reason to believe Qnexa would be subject to the same requirements. If we are required to complete a long-term cardiovascular safety outcomes study for Qnexa, the ultimate approval may be delayed for several years and the overall cost of the program will significantly increase.

        In June 2007, an FDA advisory panel recommended against approval of rimonabant, an oral obesity treatment targeting the CB1 receptor system being developed by another company. Rimonabant was a centrally acting drug that reduces patients' desire to eat. The advisory panel expressed concerns about the impact of the drug on depressed patients and also expressed concerns about patients having thoughts about suicide. In addition, concerns about rimonabant's mechanism of action and interference with the CB1 receptor pathway were also voiced. The company withdrew its NDA for rimonabant shortly after the advisory panel meeting. Although the active ingredients in Qnexa have been previously approved by FDA at higher doses for other indications, it is a centrally acting drug that may increase the risk of psychiatric side effects such as depression and/or suicidal ideation.

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

Following regulatory approval of any investigational product candidates, we will be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize our potential drugs.

        If one of our investigational product candidates is approved by the FDA or by another regulatory authority for a territory outside of the United States, we will be required to comply with extensive regulations for product manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the investigational product candidates or who and how we may distribute our products. Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Qnexa, if any, may include restrictions on use, including restrictions based on child-bearing potential or pregnancy status, level of obesity and duration of treatment or a boxed warning related to concerns regarding antidepressants, antiepileptics or otherwise. The FDA may also require the distribution of a Medication Guide to patients outlining the increased risk of suicidal thinking or behavior in children and adolescents or other populations. The FDA could also require a registry to track the patients utilizing the product or implement a risk evaluation mitigation strategy, or REMS that could restrict access to the drug.

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

        Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our products, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject a drug, its manufacturer and the manufacturer's facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, up to and including withdrawal of the drug from the market. If our manufacturing facilities or those of our suppliers fail to comply with applicable regulatory requirements, it could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

  •
  issuance of Form 483 notices, Warning Letters and adverse publicity by the FDA or other regulatory agencies;

  •
  imposition of fines and other civil penalties due to product liability or other issues;

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

Even if we receive regulatory approval to commercialize our product candidates, our ability to generate revenues from any resulting products will be subject to a variety of risks, many of which are out of our control.

        Even if our investigational product candidates obtain regulatory approval, those products may not gain market acceptance among physicians, patients, healthcare payers or the medical community. Coverage and reimbursement of our product candidates by third-party payors, including government payors, generally is also necessary for optimal commercial success. We believe that the degree of market acceptance and our ability to generate revenues from such products will depend on a number of factors, including:

  •
  timing of market introduction of competitive drugs;

  •
  efficacy and safety of our product candidates;

  •
  prevalence and severity of any side effects;

  •
  potential or perceived advantages or disadvantages over alternative treatments including generics;

  •
  the relative convenience and ease of administration and dosing schedule;

  •
  strength of sales, marketing and distribution support;

  •
  price of our future products, both in absolute terms and relative to alternative treatments;

  •
  the effectiveness of our or any future collaborators' sales and marketing strategies;

  •
  the effect of current and future healthcare laws on our product candidates;

  •
  availability of coverage and reimbursement from government and other third-party payers;

  •
  the willingness of patients to pay out of pocket in the absence of third-party coverage; and

  •
  product labeling or product insert requirements of the FDA or other regulatory authorities.

        If our approved investigational product candidates, if any, fail to achieve market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability. In addition, our efforts to educate the medical community and third-party payors on the benefits of our investigational product candidates may require significant resources and may never be successful.

We have limited sales and marketing experience and resources and we may not be able to effectively market and sell our investigational product candidates, if approved, in the United States and/or internationally without a global pharmaceutical partner.

        We are developing Qnexa, our obesity investigational product candidate, for large markets traditionally served by general and family practitioners and internists. Generalist physicians number in the several hundred thousand in the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In order to adequately address these physician groups, we must establish sales and marketing collaborations or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence. We currently possess limited resources and may not be successful in developing our own sales and marketing presence or establishing sales and marketing collaborations or co-promotion arrangements on acceptable terms, if at all. We may also decide to forego any form of collaboration and develop sales and marketing capabilities on our own. We also face competition in our search for collaborators, co-promoters and sales force personnel. We may rely on third parties to develop or commercialize our investigational product candidates. These third parties may fail to develop or effectively commercialize our investigational product candidates because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our investigational product candidates.

Even if our investigational product candidates receive regulatory approval in the United States, we may never receive approval for or commercialize our products outside of the United States.

        To market any of our investigational product candidates outside of the United States, we and our collaborators must comply with numerous and varying regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our investigational product candidates may not be approved for all indications requested, which could limit the uses of our product candidates and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.

We rely on third parties to conduct pre-clinical and clinical trials and studies for our investigational product candidates in development and those third parties may not perform satisfactorily.

        We do not have the ability to conduct pre-clinical or clinical studies for our investigational product candidates without the assistance of third parties who conduct the studies on our behalf. These third parties are usually toxicology facilities, safety monitoring companies, clinical investigators and clinical sites and clinical research organizations, or CROs, which have significant resources and experience in the conduct of pre-clinical and clinical studies. The toxicology facilities conduct the pre-clinical safety studies as well as all associated tasks connected with these studies. Safety monitoring companies collect reported adverse events that are reported from patients and healthcare providers during clinical trials. Clinical investigators and clinical sites enroll patients and conduct clinical testing according to clinical protocols. The CROs typically review data generated by clinical investigators, perform project management, data management, statistical analysis, and other reporting functions. We intend to use several different facilities and CROs for all of our pre-clinical and clinical studies. We have contracted with a safety monitoring company that we intend to use for all of our clinical trials. If these third party toxicology facilities, the safety monitoring company, clinical investigators, clinical sites or CROs do not successfully carry out their contractual duties or meet expected timelines, we may not be able to obtain regulatory approvals for our investigational product candidates on a timely basis, if at all, and we may not be able to successfully commercialize these investigational product candidates. If these third party toxicology facilities, the safety monitoring company, clinical investigators, clinical sites or CROs do not perform satisfactorily, we may not be able to locate acceptable replacement third parties or enter into favorable agreements with these third parties, if at all. These third parties may also fail economically, which would impact our ability to obtain and utilize the results of the studies performed by these third parties.

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

        We or our third-party manufacturers may encounter delays and problems in manufacturing our investigational product candidates or approved drugs for a variety of reasons, including accidents during operation, failure of equipment, delays in receiving materials, natural or other disasters, political or governmental changes, or other factors inherent in operating complex manufacturing facilities. Supply chain management is difficult. Commercially available starting materials, reagents and excipients may become scarce or more expensive to procure, and we may not be able to obtain favorable terms in agreements with subcontractors. We or our third-party manufacturers may not be able to operate our respective manufacturing facilities in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs. If we or our third-party manufacturers cease or interrupt production or if our third-party manufacturers and other service providers fail to supply materials, products or services to us for any reason, such interruption could delay progress on our programs, or interrupt the commercial supply, with the potential for additional costs and lost revenues. If this were to occur, we may also need to seek alternative means to fulfill our manufacturing needs.

        We have completed the development of a once-a-day formulation of Qnexa. The contract manufacturer we selected to develop a once-a-day formulation supplied the entire product for the Phase 3 program. In addition, this contract manufacturer is our sole source of clinical and commercial supplies for Qnexa. Stability data of the once-a-day capsule and the container closure system is limited. We have only recently manufactured commercial registration batches of Qnexa. These batches may not pass certain release specifications. In addition, the stability data from these batches may not be adequate on their own to support customary acceptable expiration dating. While this contract manufacturer has significant experience in commercial scale up manufacturing, there is no assurance that they will be successful with the commercial scale up of Qnexa which could have a material adverse impact on our development plan, market price of our common stock and financial condition.

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

        One example of non-conformance came to light during the first quarter of 2009, when we, as part of our routine testing, identified that certain lots of the 125 mcg and 250 mcg strength MUSE product had exceeded the specified limit of allowable impurities. The identified product was out of compliance with the impurity specification in the 18th-24th month of its shelf life. In 2008, sales of the 125 mcg and 250 mcg strength MUSE represented 11% of our worldwide sales. Upon identifying this non-conformance, we promptly notified the FDA. The occurrence of known impurities to some level is typical within most pharmaceutical products. Our investigation concerning this MUSE impurity issue identified that the elevation in impurities was caused during the routine sterilization process. We continue to perform monitoring for impurities and additional lots of commercialized product may also be identified as containing levels of impurity that exceed the product's specifications. Although we believe that this impurity poses no safety risk to the patients, as part of our commitment to maintaining cGMP and compliance to FDA regulations, on May 20, 2009, VIVUS sent a notice to our wholesale distributors to recall specific lots of 125 mcg and 250 mcg product that remain in the wholesaler's inventory. The quantities of recalled product received-to-date by VIVUS from the recall effort have not been significant. There can be no assurance that a further product recall will not occur in the future from similar or other variations of the manufacturing process. Also, there can be no assurance that inherent and future variations in the sterilization process will not produce product that will exceed the product's impurity specification or that would have some other adverse effect that would still render the product to not be within its full range of specification over the full course of its shelf life. Should a further recall be necessary, there may be periods when the 125 mcg and 250 mcg strength MUSE product are not fully available to the commercial market and these strengths may go into a back order status. All MUSE products had a 24-month shelf life; however, in September 2009, we received approval from the FDA to reduce the shelf life of our 125 mcg and 250 mcg MUSE product from 24 months to 18 months. We are currently manufacturing the 125 mcg and 250 mcg MUSE product with an 18-month shelf life. During the fourth quarter of 2009, we began to manufacture and ship125 mcg and 250 mcg MUSE product with an 18-month shelf life. In addition, in the fourth quarter of 2009, we used the newly manufactured 125 mcg and 250 mcg product with the 18-month shelf life dating to replace and exchange any then existing 125 mcg and 250 mcg product in the wholesalers' inventories that had the prior 24-month shelf life dating. We completed the product exchange during the fourth quarter of 2009. The FDA and/or international regulatory agencies may require us to perform extensive investigations and/or process revalidations in relationship to the resolution of this issue. Should such extensive investigations or process revalidations be necessary, a further product recall be made, or a product shortage and back order occur, there could be a material adverse impact on our business, financial condition and results of operations.

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

        As a manufacturer of pharmaceuticals, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payors, certain federal and state healthcare laws and regulations pertaining to fraud, abuse and patients' rights are and will be applicable to our business. We are subject to healthcare fraud, abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, but are not limited to:

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

        If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion of our products from medical healthcare programs like Medicare and Medicaid, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

Any pre-marketing and marketing activities for our investigational product candidates and approved products are subject to continued governmental regulation.

        Prior to and after product approval by the FDA, any pre-marketing and marketing activities will be subject to FDA and other regulatory review. Certain activities undertaken prior to approval may be considered pre-approval promotion. Pre-approval promotion of investigational product candidates is prohibited by FDA regulations. Failure to comply with these regulations may result in delays in the ultimate approval of our investigational product candidates. After approval, if products are marketed in contradiction with FDA mandates, the FDA may issue Warning Letters that require specific remedial measures to be taken, as well as an immediate cessation of the impermissible conduct resulting in adverse publicity. The FDA may also order that all future promotional materials receive prior agency review and approval before use. Certain states have also adopted regulations and reporting requirements surrounding the promotion of pharmaceuticals. MUSE, and Qnexa, if approved, would be subject to these regulations. Failure to comply with state requirements may affect our ability to promote or sell pharmaceuticals products in certain states. This in turn could have a material adverse impact on our financial results and financial condition.

We must continue to monitor the use of our approved products and may be required to complete post-approval studies mandated by the FDA.

        Even if we receive regulatory approval of our investigational product candidates, such approval may involve limitations on the indicated uses or marketing claims we may make for our products and distribution channels. For example, the safety study for Luramist requires that we follow patients for five years in total to detect cardiovascular events and breast cancer. Further, later discovery of previously unknown problems for Luramist or any of our investigational product candidates could result in additional regulatory restrictions, including withdrawal of products. The FDA may also require us to commit to perform lengthy post-approval studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. Failure to comply with the applicable regulatory requirements can result in, among other things, civil penalties, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and stock price.

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

        Although the demand for MUSE has stabilized, we are not able to anticipate if our largest wholesaler customer, McKesson Corporation, will continue its historical pattern of making purchases in the fourth quarter that exceed expected quarterly demands. If McKesson Corporation does not repeat this pattern of purchasing quantities of MUSE that exceed quarterly demands, revenues from the sale of MUSE in 2010 may be lower as compared to 2009.

        Sales to significant customers as a percentage of total revenues for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
McKesson Corporation	54%	51%	53%
Cardinal Health	21%	21%	15%
Meda AB	9%	12%	14%
AmerisourceBergen	11%	12%	11%

The markets in which we operate are highly competitive and we may be unable to compete successfully against new entrants or established companies.

        Competition in the pharmaceutical and medical products industries is intense and is characterized by costly and extensive research efforts and rapid technological progress. We are aware of several pharmaceutical companies also actively engaged in the development of therapies for the treatment of obesity, diabetes and sexual health and device companies for the treatment of sleep apnea. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than we do. In addition, many of these companies have significantly greater experience than us in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. Our competitors may develop technologies and products that are more effective than those we are currently marketing or researching and developing. Such developments could render our products or our investigational product candidates less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited experience. Mergers, acquisitions, joint ventures and similar events may also significantly change the competition.

        Current approved anti-obesity drugs include Xenical (orlistat), marketed by Roche, and Meridia (sibutramine), marketed by Abbott Labs. Orlistat works by inhibiting lipase, thus preventing digestion and absorption of dietary fat in the gastrointestinal tract. In January 2010, the EMEA suspended the marketing authorization of sibutramine in Europe. The FDA added additional warnings to the label for sibutramine. The impact of these changes for sibutramine on Qnexa is unknown at this time. There are several drugs in development for obesity including product candidates in Phase 3 clinical trials being developed by Novo Nordisk A/S and Orexigen Therapeutics, Inc., and approximately 20 product candidates in Phase 2 clinical trials by companies including Neurosearch A/S and GlaxoSmithKline, among others. Partners Takeda Pharmaceutical Company Limited and Amylin Pharmaceuticals, Inc. announced in February 2010 that they are planning late-stage testing of an anti-obesity agent. Arena Pharmaceuticals, Inc. has completed Phase 3 studies and in December 2009 submitted an NDA with the FDA for its product candidate.

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

        In October 2008, Sanofi-Aventis announced that it halted sales of its weight loss drug, Acomplia, in the wake of a recommendation by a European regulatory panel that the product be pulled off the market over safety concerns. The company has also halted all human trials of the Acomplia obesity medicine after health authorities in a few countries requested local tests be stopped. In January 2010, Abbott Labs suspended the sales of sibutramine in Europe.

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

        There are currently three PDE5 inhibitors approved for the treatment of erectile dysfunction in the U.S.: sildenafil, vardenafil, and tadalafil. Worldwide sales of these products were approximately $3.8 billion in 2009. Additional PDE5 inhibitors are in various stages of development by other companies. Warner-Chilcott plc has licensed the U.S. rights to udenafil, a PDE5i from Dong-A. Warner-Chilcott continues the Phase 3 development of this compound for ED. Other treatments for erectile dysfunction, or ED, exist, such as needle injection therapies, vacuum constriction devices and penile implants, and the manufacturers of these products will most likely continue to develop or improve these therapies. In November 2007, NexMed, Inc., or NexMed, announced that the NDA submitted for its ED product, Vitaros®, a topically applied alprostadil cream, was accepted for review by the FDA. In February 2009, NexMed announced that they had sold the U.S. rights to Vitaros to Warner Chilcott Company, Inc. (a subsidiary of Warner Chilcott, Ltd., NASDAQ:WCRX), or Warner. Under the reported terms of the agreement, NexMed received an initial, up-front payment of $2.5 million and is eligible to receive an additional payment of $2.5 million upon Warner's receipt of FDA approval of the NDA. If the NDA for Vitaros is approved and Warner is successful in commercializing this product, the sales of MUSE will decline, which will have an adverse effect on the results of our operations and cash flows from sales of MUSE. We have also become aware of compounding pharmacies that are selling various products that include alprostadil. The sale of these products may violate certain intellectual property rights we own. The impact of the sales of products sold by compounding pharmacies that include alprostadil is unknown.

        Two companies are developing products that could compete with our investigational product candidates for the treatment of FSD. The Proctor & Gamble Company has been developing Intrinsa, a testosterone patch for the treatment of HSDD, but announced in December 2008 that they will halt research and consider divestiture of their four key pharmaceutical brands, including Intrinsa. On August 24, 2009, Proctor & Gamble Company and Warner Chilcott plc announced an agreement for the sale of Proctor & Gamble's pharmaceuticals business to Warner Chilcott plc for an up-front cash payment of $3.1 billion. BioSante Pharmaceuticals, Inc. is developing forms of testosterone gels for HSDD. None of these investigational products have been approved by the FDA. In July 2006, the European Medicines Agency granted marketing authorization of Intrinsa for the treatment of HSDD in bilaterally oophorectomized and hysterectomized women and in February 2007, Intrinsa was launched in France and Germany. In March 2007, Intrinsa became available through the National Health Service in the United Kingdom.

        Boehringer Ingelheim, or BI, has reported Phase 3 results of flibanserin, an oral agent, for the treatment of HSDD. BI reported data from pooled, pivotal Phase 3 clinical trials that demonstrate flibanserin 100 mg taken once daily at bedtime significantly increased the number of Satisfying Sexual Events, or SSEs, and sexual desire while significantly decreasing the distress associated with HSDD. Pooled North American Phase 3 trial results (DAISY and VIOLET) of 1,378 pre-menopausal women with HSDD showed a statistically significant increase in the frequency of SSEs per month in women taking flibanserin 100 mg (from 2.8 at baseline to 4.5), versus placebo (2.7 at baseline increasing to 3.7) over the 24-week study period. Flibanserin also demonstrated statistically significant improvements in sexual desire versus placebo as measured by an electronic diary (the eDiary For HSDD Trials). This finding was further supported by data from the desire domain of the Female Sexual Function Index, or FSFI, as an independent secondary measure.

        Other key secondary endpoints showed flibanserin significantly improved sexual functioning (as measured by the FSFI total score), distress related to sexual dysfunction (as measured by the Female

Sexual Distress Scale-Revised, or FSDS-R, score) and distress related to low sexual desire (FSDS-R Item 13 score) versus placebo.

        European Phase 3 trial results for ORCHID of 634 pre-menopausal women with HSDD showed women taking flibanserin 100 mg had statistically significant improvements in their level of sexual desire, as measured by the eDiary. These findings were supported by a trend towards an increase in the FSFI desire domain. In addition, there was a statistically significant improvement in the level of distress associated with sexual dysfunction (as measured by the FSDS-R total score) as well as distress related to low sexual desire (FSDS-R Item 13) which is the second key parameter for the diagnosis of HSDD. A numerical increase in the number of SSEs compared to placebo supports the efficacy of flibanserin in pre-menopausal women suffering with HSDD.

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

        In addition, we currently do not have supply agreements in place for phentermine or topiramate, the APIs used in our investigational product candidate, Qnexa. Nor do we have a supply agreement for the commercial manufacture of Qnexa, if approved. There can be no guarantees that we will be able to enter into such agreements under reasonable terms, if at all. We cannot guarantee that should we be successful in entering into such agreements we will be able to obtain the necessary prior regulatory approvals for these suppliers.

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

        We were notified by Medegen that the Flint Hills Resources facility in Texas discontinued manufacturing the resin required for MUSE plastic components in early 2009. The Flint Hills Resources facility in Texas has been the single source used by Medegen for the MUSE plastic components. Medegen has some inventory of resin from the Flint Hills Texas facility. We currently have in inventory plastic components from Medegen to support the projected MUSE production requirements through the second quarter of 2011. Medegen has identified a new source of resin and re-qualified all of our molds. There is no assurance the manufacturing molds will continue to pass inspection and be available for future use. The inability to utilize these molds and the inability of Medegen to secure an alternative resin supplier would have a material adverse effect on our business, financial condition and results of operations.

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

        We were notified by Glenroy that the Flint Hills Resources facility located in Texas discontinued manufacturing the resin required for laminated foil in early 2009. The Flint Hills Resources Texas facility has been the single source used by Glenroy for the MUSE laminated foil. We currently have in inventory laminated foil from Glenroy to support the projected MUSE production requirements through the second quarter of 2011. Glenroy has identified a new source of resin and is in the process of qualifying the vendor. Our inability to secure a qualified source for additional laminated foil and/or Glenroy's inability to secure the necessary resin would have a material adverse effect on our business, financial condition and results of operations.

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

        In the ordinary course of business we may become involved in lawsuits and subject to various claims from current and former employees including wrongful termination, sexual discrimination, retaliation, hostile work environment and other employment matters. We are currently a party to a lawsuit involving a former employee. We have also been named as a potential defendant in a complaint filed by a former employee. We have investigated each of the claims and believe the allegations have no merit and that we have meritorious defenses to any such allegations. Due to the current economic downturn, employees may be more likely to file employment-related claims. Employment-related claims also appear more likely following a poor performance review. Although there may be no merit to such claims or legal matters, we may be required to allocate additional monetary and personnel resources to defend against these type of allegations.

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

Natural disasters or resource shortages could disrupt our operations product development efforts and adversely affect results.

        Our MUSE manufacturing operation is conducted in a single location in Lakewood, New Jersey. In the event of a natural disaster in that region, such as a storm, drought or flood, or localized extended outages of critical utilities or transportation systems, we do not have a formal business continuity or disaster plan, and could therefore experience a significant business interruption.

        Furthermore, our ongoing or planned clinical trials could be delayed or disrupted indefinitely upon the occurrence of a natural disaster. For example, in 2005, our clinical trials in the New Orleans area were interrupted by Hurricane Katrina. In addition, our offices are located in the San Francisco Bay

Area, near known earthquake fault zones and are therefore vulnerable to damage from earthquakes. In October 1989, a major earthquake in our area caused significant property damage and a number of fatalities. We are also vulnerable to damage from other disasters such as power loss, fire, floods and similar events. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial conditions.

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

        We believe the Supreme Court ruling in KSR International Co. vs. Teleflex, Inc. raised the standards for patentability and ease the ability to show that a patent is obvious. This ruling will make it more difficult to obtain patents for combination pharmaceutical products. At the present time, we are unable to predict the impact, if any, that this ruling will have on our current or future patents and patent applications. If we are unable to defend the patents currently issued on our commercial product and investigational product candidates, or to obtain new patents for any reason, our ability to commercialize the current and future products would be at risk.

Our inability to adequately protect our proprietary technologies could harm our competitive position and have a material adverse effect on our business.

        We hold various patents and patent applications in the United States and abroad targeting obesity and morbidities related to obesity including sleep apena and diabetes and male and female sexual health among other products. Qnexa is our investigational product candidate involving low doses of phentermine and topiramate. On June 6, 2006, the initial United States patent was issued by the USPTO. This patent contains composition, product, and other claims that should protect Qnexa, if approved, as a proprietary product for the treatment of obesity. The term of this patent extends into 2020. In January 2009, the European Patent Office granted European patent No. 1,187,603, which broadly covers Qnexa and its use as a weight loss treatment. The patent extends the intellectual property protection of Qnexa beyond the already issued patents in the United States and abroad. We are in the process of prosecuting patent applications in other countries as well, to obtain significant foreign patent coverage for both Qnexa and future generations of Qnexa. Furthermore, we have filed additional patent applications in the United States to expand the coverage that will be provided by U.S. Patent No. 7,056,890 B2. On March 9, 2010, U.S. Patent No. 7,674,776 issued with method, composition, and dosage form claims, including claims drawn to a method for treating Syndrome X, a common multisymptomatic disorder often found in obese patients, and to a method for treating side effects of obesity such as sleep apnea. On February 9, 2010, U.S. Patent No. 7,659,256 issued significantly broadenening both the method and composition-of-matter protection afforded Qnexa by our initial U.S. Patent No. 7,056,890 B2. On June 30, 2009, U.S. Patent No. 7,553,818 was issued drawn to a method for effecting weight loss by co-administration of varying doses of phentermine and topiramate. This patent also expands on the initial coverage provided by our U.S. Patent No. 7,056,890 B2. Each of these U.S. patents for Qnexa expires in 2020. The primary focus of the patent applications is on combination therapy using a sympathomimetic agent (such as phentermine) and an anticonvulsant (such as topiramate) for the treatment of obesity and other related disorders. We are aware of issued patents for the use of topiramate alone or in combination for obesity. We have worked closely with our patent counsel to put together a cogent patent strategy and are building a strong patent portfolio in an attempt to obtain exclusivity over the life of the patents.

        The procedures for obtaining a patent in the United States and in most foreign countries are complex. These procedures require an analysis of the scientific technology related to the invention and many sophisticated legal issues. Obtaining patent rights outside the United States often requires the translation of highly technical documents and an improper translation could lead to the loss of, or otherwise jeopardize, the patent protection of our inventions. Ensuring adequate quality of translators and foreign patent attorneys is often very challenging. Consequently, the process for having our pending patent applications issue as patents will be difficult, complex and time consuming. We do not know when, or if, we will obtain additional patents for our technologies, or if the scope of the patents obtained will be sufficient to protect our product candidates, or be considered sufficient by parties reviewing our patent positions pursuant to a potential licensing or financing transaction.

        In addition, other entities may challenge the validity or enforceability of our patents and patent applications in litigation or administrative proceedings. Even the issuance of a patent is not conclusive as to its validity or enforceability. We cannot make assurances as to how much protection, if any, will be given to our patents if we attempt to enforce them or they are challenged. It is possible that a competitor or a generic pharmaceutical provider may successfully challenge our patents and those challenges may result in reduction or elimination of our patents' coverage.

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

        Our commercial success also depends upon our ability to develop and manufacture our product candidates and market and sell our drugs and conduct our research and development activities without infringing or misappropriating the proprietary rights of others. There are many patents and patent applications filed, and that may be filed, by others relating to drug discovery and development programs that could be determined to be similar, identical or superior to ours or our licensors or collaborators. We may be exposed to future litigation by others based on claims that our product candidates, technologies or activities infringe the intellectual property rights of others. Numerous United States and foreign issued patents and pending patent applications owned by others also exist in the therapeutic areas in, and for the therapeutic targets for, which we are developing drugs. There are also numerous issued patents and patent applications to chemical compounds or synthetic processes that may be necessary or useful to use in our research, development, manufacturing or commercialization activities. These could materially affect our ability to develop our product candidates or manufacture, import or sell drugs, and our activities, or those of our licensors or collaborators, could be determined to infringe these patents. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our investigational product candidates or technologies may infringe. There also may be existing patents, of which we are not aware, that our investigational product candidates or technologies may infringe. Further, there may be issued patents or pending patent applications in fields relevant to our business, of which we are or may become aware, that we believe (i) are invalid or we do not infringe; (ii) relate to immaterial portions of our overall drug discovery, development, manufacturing and commercialization efforts; or (iii) in the case of pending patent applications, the resulting patent would not be granted or, if granted, would not likely be enforced in a manner that would materially impact such efforts. We cannot assure you that others holding any of these patents or patent applications will not assert infringement claims against us for damages or seek to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.

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

        Filing, prosecuting, defending and enforcing patents on all of our drug discovery technologies and all of our potential investigational product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies to develop their own drugs in jurisdictions where we have not obtained patent protection. These drugs may compete with our investigational product candidates and may not be covered by any of our patent claims or other intellectual property rights. The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions. Many countries, including certain countries in Europe, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties (for example, the patent owner has failed to "work" the invention in that country or the third party has patented improvements). In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of the patent. Compulsory licensing of life-saving drugs is also becoming increasingly popular in developing countries either through direct legislation or international initiatives. Such compulsory licenses could be extended to include some of our product candidates, which could limit our potential revenue opportunities. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which makes it difficult for us to stop the infringement of our patents. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial cost and divert our efforts and attention from other aspects of our business.

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

        We may face competition from the off-label use of other dosage forms of the generic components in our product candidates. In addition, others may attempt to commercialize our product candidate combinations in countries or other markets where we do not have patent protection for all of our product candidates. In particular, it is possible that patients will seek to acquire the generic IR components of our product candidate Qnexa (phentermine and topiramate). The off-label use of the generic IR components in the United States or the importation of the generic IR components from foreign markets could adversely affect the commercial potential for our product candidates and adversely affect our overall business and financial results.

We may be subject to claims that we, or our employees, have wrongfully used or disclosed alleged trade secrets of their former employers.

        We employ individuals who were previously employed at other pharmaceutical companies, including our competitors or potential competitors. Although we have no knowledge of any pending or overtly threatened claims, we may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

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

        In addition, future acquisitions may entail numerous operational and financial risks, including:

  •
  exposure to unknown liabilities;

  •
  disruption of our business and diversion of our management's time and attention to develop acquired products or technologies;

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

Setbacks and consolidation in the pharmaceutical and biotechnology industries, and our or our collaborators' inability to obtain third-party coverage and adequate reimbursement, could make partnering more difficult and diminish our revenues.

        Setbacks in the pharmaceutical and biotechnology industries, such as those caused by safety concerns relating to high-profile drugs like Avandia, Vioxx and Celebrex, or drug candidates, as well as competition from generic drugs, litigation, and industry consolidation, may have an adverse effect on us. For example, pharmaceutical companies may be less willing to enter into new collaborations or continue existing collaborations if they are integrating a new operation as a result of a merger or acquisition or if their therapeutic areas of focus change following a merger. Moreover, our and our collaborators' ability to commercialize any of our drugs that may be approved will depend in part on government regulation and the availability of coverage and adequate reimbursement from third-party payers, including private health insurers and government payers, such as the Medicaid and Medicare programs, increases in government-run, single-payer health insurance plans and compulsory licenses of drugs. Government and third-party payers are increasingly attempting to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. Given the continuing discussion regarding the cost of healthcare, managed care, universal healthcare coverage and other healthcare issues, we cannot predict with certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on our business. These efforts may limit our commercial opportunities by reducing the amount a potential collaborator is willing to pay to license our programs or drug candidates in the future due to a reduction in the potential revenues from drug sales. Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our product candidates for marketing. Adoption of such legislation and regulations could further limit pricing approvals for, and reimbursement of, drugs. A government or third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursements of, our product candidates could limit market acceptance of such drugs.

We will need to obtain FDA approval of our proposed product names and any failure or delay associated with such approval may adversely impact our business.

        Any name we intend to use for our investigational product candidates will require approval from the FDA, regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. If the FDA objects to one of our proposed product names, we will be required to adopt an alternative name for that investigational product candidate. If we adopt an alternative name, we would lose the benefit of our existing trademark applications and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA, which could cause delays that would adversely impact our business. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our investigational product candidates.

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

  •
  the regulatory approval environment and regulatory hurdles for safety assessment for new product candidates;

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

        We have substantially less money than we need to develop our compounds into commercially available drugs. It takes many years and potentially hundreds of millions of dollars to successfully develop a pre-clinical or early clinical compound into an approved and commercially marketed drug, and our efforts may not result in any additional marketed drugs, aside from MUSE. We may need additional funds or a partner to bring our most advanced investigational product candidate, Qnexa, to market, if ever.

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

        To the extent that we raise additional capital by issuing equity securities, our existing stockholders' ownership will be diluted. We have financed our operations, and we expect to continue to finance our operations, primarily by issuing and selling our common stock. In light of our need for additional financing, we may issue additional shares of common stock that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. For example, on September 23, 2009, we sold 10,350,000 shares of our common stock through an underwriting agreement at a price of $10.50 per share resulting in gross proceeds to us of $108.7 million. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline.

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

        We have invested significant resources in the clinical development of Qnexa. We are planning for and investing significant resources now in preparation for application for marketing approval and planning for manufacture of commercial supply and sales and marketing. Our engagement in these resource-intensive activities puts significant investment at risk if we do not obtain regulatory approval and successfully commercialize Qnexa in the United States. There is no assurance that our development of Qnexa will lead successfully to regulatory approval, or that obtaining regulatory approval will lead to commercial success. If Qnexa is not approved for commercial sale or if its development is delayed for any reason, our full investment in Qnexa may be at risk, we may face significant costs to dispose of unusable inventory, and our business and financial condition would be materially adversely affected.

The investment of our cash balance and our available-for-sale securities are subject to risks which may cause losses and affect the liquidity of these investments.

        At December 31, 2009, we had $40.8 million in cash and cash equivalents and $166.2 million in available-for-sale securities. While at December 31, 2009 our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by the Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

We may become involved in securities class action litigation that could divert management's attention and harm our business.

        The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We may become involved in this type of litigation in the future. Litigation often is expensive and diverts management's attention and resources, which could adversely affect our business.

We have an accumulated deficit of $234.1 million as of December 31, 2009 and we may continue to incur substantial operating losses for the future.

        We have generated a cumulative net loss of $234.1 million for the period from our inception through December 31, 2009, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

Our ability to utilize our net operating loss carryforwards to offset future taxable income may be limited.

        As of December 31, 2009, we had approximately $170.5 million of net operating loss, or NOL, carryforwards with which to offset our future taxable income for federal and state income tax reporting purposes. We used $121.2 million federal and $32.2 million state NOLs to offset our year ended December 31, 2007 federal and state tax liabilities, which included the $150 million in gain recognized from the Evamist sale. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including significant change in ownership interest. Should this occur, our future ability to use NOLs to offset taxable earnings would be limited in accordance with the Internal Revenue Code.

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

        In addition, we develop, test and manufacture drugs that are used by humans. We face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials. An individual may bring a liability claim against us if one of our product candidates or drugs causes, or merely appears to have caused, an injury. If we cannot successfully defend ourselves against a product liability claim, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

  •
  decreased demand for our drug;

  •
  injury to our reputation;

  •
  withdrawal of clinical trial patients;

  •
  costs of related litigation;

  •
  substantial monetary awards to patients or other claimants;

  •
  loss of revenues; and

  •
  the inability to commercialize our product candidates.

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

        The market price of our common stock has been volatile and is likely to continue to be so. The market price of our common stock may fluctuate due to factors including, but not limited to:

  •
  the FDA review of our NDA for Qnexa for obesity;

  •
  results within the clinical trial programs for Qnexa and avanafil or other results or decisions affecting the development of our investigational product candidates;

  •
  announcements of technological innovations or new products by us or our competitors;

  •
  announcements of Phase 3 data of other anti-obesity compounds in development;

  •
  announcements by licensors of our technology;

  •
  the outcome of the Financial Industry Regulatory Authority, or FINRA, routine review of trading surrounding the September 9, 2009 announcement of positive results from the EQUIP (OB-302) and CONQUER (OB-303) studies evaluating the safety and efficacy of Qnexa;

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

Our stock price could decline significantly based on the results and timing of clinical trials and pre-clinical studies of, and decisions affecting, our most advanced product candidates.

        The results and timing of clinical trials and pre-clinical studies can affect our stock price. Pre-clinical studies include experiments performed in test tubes, in animals, or in cells or tissues from humans or animals. These studies include all drug studies except those conducted in human patients, and may occur before or after initiation of clinical trials for a particular compound. Results of clinical trials and pre-clinical studies of Qnexa, avanafil or our other product candidates may not be viewed favorably by us or third parties, including investors, analysts, potential collaborators, the academic and medical community, and regulators. The same may be true of how we design the development programs of our most advanced product candidates and regulatory decisions (including by us or regulatory authorities) affecting those development programs. Biotechnology and biopharmaceutical company stock prices have declined significantly when such results and decisions were unfavorable or perceived negatively or when a drug candidate did not otherwise meet expectations.

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

        Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Factors contributing to these fluctuations include, among other items, the timing and enrollment rates of clinical trials for our product candidates, timing of milestone payments, the timing of significant purchases of MUSE by distributors, the timing of recognition of deferred revenue, and our need for clinical supplies. Thus, quarter-to-quarter comparisons of our operating results are not indicative of what we might expect in the future. As a result, in some future quarters our operating results may not meet the expectations of securities analysts and investors, which could result in a decline in the price of our stock.

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

        On January 1, 2006, we adopted the revised statement of Financial Accounting Standards No. SFAS 123R, Share-Based Payment, as codified in FASB ASC topic 718, Compensation—Stock Compensation, or ASC 718, which requires that we record compensation expense in the statement of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this new standard is expected to continue to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and we employ different assumptions or different valuation methods in the application of SFAS 123R in future periods, the compensation expense that we record under SFAS 123R may differ significantly from what we have recorded in the current period, which could negatively affect our stock price.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We own two buildings with a combined 90,000 square feet in Lakewood, New Jersey, although one of the buildings is used for warehousing component parts. These buildings are used for our MUSE manufacturing operation, which includes formulation, filling, packaging, analytical laboratories, storage, distribution and administrative offices. The United States Food and Drug Administration and the Medicines and Healthcare products Regulatory Agency, formerly the Medicines Control Agency, the regulatory authority in the United Kingdom, authorized us to begin commercial production and shipment of MUSE from this facility in June and March 1998, respectively. We have met all market demands for the supply of MUSE utilizing this manufacturing facility and currently have the capacity to manufacture additional quantities of MUSE if required.

        In November 2006, we entered into a 30-month lease for our corporate headquarters located in Mountain View, California. The lease commenced on February 1, 2007. The base monthly rent is set at $1.85 per square foot or $26,000 per month. The lease expired on July 31, 2009. On December 16, 2008, we entered into a first amendment to this lease. Under the terms of the amended lease, we will continue to lease the office space for our corporate headquarters for a two-year period commencing on August 1, 2009 and expiring on July 31, 2011. The base monthly rent is set at $1.64 per square foot or $23,000 per month. The amended lease allows us one option to extend the term of the lease for one year from the expiration of the lease. On November 12, 2009, we entered into a second amendment to this lease. The second amendment commenced on January 1, 2010, expires on July 31, 2011 and expands the leased space. The base rent for the expansion space is set at $2.25 per square foot or $8,500 per month. The option to extend the term of the amended lease for one year from the expiration of the lease applies to this expansion space as well.

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

        The Company and Acrux Limited through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, are parties to the Testosterone Development and Commercialization Agreement dated February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covers the Company's investigational product candidate, Luramist, which is licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux's demand sought a reversion of all rights assigned to the Company related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. The Company asserted counterclaims against Acrux in the arbitration and sought the enforcement of the Company's rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that it was in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that the Company was not in breach of the Luramist license agreement and that the Company has used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in favor of the Company on its counter claim that Acrux had breached the Luramist license agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel has ordered Acrux to turn over certain information to the Company that was previously withheld in violation of the agreement by Acrux. After the parties failed to agree on a new Outside Date by which the Company is to commence its first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. Under the licensing agreement with Acrux a milestone payment of $1 million is due to Acrux upon the earlier of commencing a Phase 3 study for Luramist or the Outside Date, April 1, 2010. The milestone is due in six monthly installments of $166,667 for each month of delay in commencing Phase 3 after the Outside Date until the milestone is paid in full. There can be no assurance that Acrux would not continue to pursue legal action against us if we do not commence the first Phase 3 trial by the Outside Date.

        In the ordinary course of business the Company may become involved in lawsuits and subject to various claims from current and former employees including wrongful termination, sexual discrimination, retaliation, hostile work environment and other employment matters. The Company is currently a party to a lawsuit involving a former employee. The Company has also been named as a potential defendant in a complaint filed by a former employee. The Company has investigated each of the claims and believes the allegations have no merit and that the Company has meritorious defenses to such charges. Due to the current economic downturn, employees may be more likely to file employment-related claims. Employment-related claims also may be more likely following a poor performance review. Although there may be no merit to such claims or legal matters, the Company may be required to allocate additional monetary and personnel resources to defend against these type of allegations. The Company believes the disposition of the current lawsuit and claims is not likely to have a material effect on our financial condition or liquidity.

        The Company is not aware of any other asserted or unasserted claims against it where an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

Item 4.    Reserved.

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

	Three Months Ended
	March 31	June 30	September 30	December 31
2009
High	$5.55	$6.20	$12.88	$10.85
Low	2.72	3.61	5.55	7.07
2008
High	$6.55	$7.84	$9.27	$8.16
Low	5.01	4.87	6.73	4.28

Stockholders

        As of February 26, 2010, there were 80,738,994 shares of outstanding common stock that were held by 3,690 shareholders of record and no outstanding shares of preferred stock. On February 26, 2010, the last reported sales price of our common stock on the NASDAQ Global Market was $8.40 per share.

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

        Pursuant to our 2001 Stock Option Plan, or the 2001 Plan, which was approved by the stockholders at the annual meeting held on June 5, 2002, we may grant incentive or non-statutory stock options or stock purchase rights, or SPRs. The 2001 Plan allows us to grant incentive stock options to employees at not less than 100% of the fair market value of the stock (110% of fair market value for individuals who control more than 10% of our stock) at the date of grant, as determined by the Board of Directors. The 2001 Plan allows us to grant non-statutory stock options to employees, directors and consultants at a price to be determined by the Board of Directors. The term of the option is determined by the Board of Directors on the date of grant but shall not be longer than ten years. The 2001 Plan allows us to grant SPRs to employees and consultants. Sales of stock under SPRs are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. We have a right, but not the obligation, to repurchase the shares at the original sale price, which expires at a rate to be determined by the Board of Directors. As of December 31, 2009, no SPRs have been granted under the 2001 Plan.

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

        Additional information regarding our stock option plans and plan activity for fiscal 2009, 2008 and 2007 is provided in our consolidated financial statements. See Note 9: "Stock Option and Purchase Plans".

        As of March 1, 2010, we had 25,619 stock options available for grant. Our ability to retain and recruit employees is dependent in significant part on our ability to issue performance-based and new hire stock option grants. Rather than seeking to amend our 2001 Plan that is set to expire in 2011, we will seek stockholder approval of a new stock option plan at the next annual meeting of stockholders. There can be no assurance that our stockholders will approve a new stock option plan and the lack of a new plan may have a significant negative impact on our ability to retain and recruit employees

        Information regarding equity compensation plans is incorporated by reference from Item 12 of this report.

Stock Performance Graph

        The following graph shows a comparison of total stockholder return for holders of our common stock from December 31, 2004, through December 31, 2009 compared with the NASDAQ Stock Market (U.S.) Index, RDG MicroCap Pharmaceutical Index and the RDG SmallCap Pharmaceutical Index. Total stockholder return assumes $100 invested at the beginning of the period in our common stock, the stock represented in the NASDAQ Stock Market (U.S.) Index, the stock represented by the RDG MicroCap Pharmaceutical Index, the stock represented by the RDG SmallCap Pharmaceutical Index, respectively. This graph is presented pursuant to SEC rules. We believe that while total stockholder return can be an important indicator of corporate performance, the stock prices of smallcap pharmaceutical stocks like VIVUS are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy, and the performance of other medical technology stocks.

        We are now including the RDG SmallCap Pharmaceutical index to the previously filed NASDAQ Stock Market (U.S.) and RDG SmallCap Pharmaceutical Index. We feel that the RDG SmallCap Pharmaceutical index provides a more appropriate comparison to peer companies in our sector with similar market capitalization. The RDG SmallCap Pharmaceutical index will be used in our performance graph going forward.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Vivus, Inc., The NASDAQ Composite Index,
The RDG MicroCap Pharmaceutical Index
And The RDG SmallCap Pharmaceutical Index

*
$100 invested on 12/31/04 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

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

Selected Financial Data
(In thousands, except per share)

Selected Annual Financial Data

	Year Ended December 31
	2009	2008	2007	2006	2005
Income Statement Data:
Product revenue—United States, net	$15,836	$14,974	$15,020	$14,280	$11,697
Product revenue—International	2,347	3,076	4,332	2,377	2,794
License and other revenue	31,858	84,183	35,346	588	163

Total revenue	50,041	102,233	54,698	17,245	14,654

Operating expenses:
Cost of goods sold and manufacturing expense	11,950	11,956	12,097	11,933	11,018
Research and development	71,075	76,996	26,681	13,316	17,005
Selling, general and administrative	21,033	18,904	17,374	14,579	11,916

Total operating expenses	104,058	107,856	56,152	39,828	39,939

Loss from operations	(54,017)	(5,623)	(1,454)	(22,583)	(25,285)
Interest income (expense)
Interest income	2,019	4,439	4,703	1,573	1,094
Interest expense	(4,079)	(1,064)	(538)	(594)	(268)
Other-than-temporary loss on impaired securities	(654)	(7,689)	—	—	—

Total interest income (expense)	(2,714)	(4,314)	4,165	979	826

Income (loss) before taxes	(56,731)	(9,937)	2,711	(21,604)	(24,459)
Benefit (provision) for income taxes	2,440	(3)	(5,095)	(20)	(25)

Net loss	$(54,291)	$(9,940)	$(2,384)	$(21,624)	$(24,484)

Net loss per basic and diluted share	$(0.75)	$(0.16)	$(0.04)	$(0.45)	$(0.57)
Shares used in per share computation	72,779	63,724	58,522	48,103	43,272
Balance Sheet Data (at year end):
Working capital	$200,852	$134,880	$90,230	$57,564	$23,569
Total assets	$230,032	$207,622	$199,289	$78,214	$49,282
Long-term debt	$19,998	$11,177	$5,062	$11,488	$5,164
Accumulated deficit	$(234,060)	$(179,769)	$(169,829)	$(168,651)	$(147,027)
Stockholders' equity	$186,726	$131,213	$60,167	$53,140	$26,601

Item 7.    Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward Looking Statement

        This Management's Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-K contain "forward-looking" statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as "may," "will," "believe," "expect," "intend," "anticipate," "predict," "should," "planned," "continue," "likely," "opportunity," "estimated," and "potential," the negative use of these words or other similar words. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our history of losses and variable quarterly results; (2) substantial competition; (3) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (4) our reliance on sole source suppliers; (5) our limited sales and marketing efforts and our reliance on third parties; (6) failure to continue to develop innovative investigational product candidates and products; (7) risks related to noncompliance with United States Food and Drug Administration, or the FDA, regulations; (8) our ability to demonstrate through clinical testing the safety and effectiveness of our clinical investigational product candidates; (9) the timing of initiation and completion of clinical trials and submissions to the FDA; (10) uncertainties around the acceptance and ultimate approval of our New Drug Application for Qnexa® and any actions taken on behalf of regulatory authorities during the review process; (11) the volatility and liquidity of the financial markets; (12) our liquidity and capital resources; (13) our expected future revenues, operations and expenditures; and (14) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as "Item 1A. Risk Factors."

        All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the year ended December 31, 2009, are not necessarily indicative of the results that may be expected for future fiscal years. The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements that are included in Item 8 of Part II of this Form 10-K.

Overview

        VIVUS, Inc. is a biopharmaceutical company, incorporated in 1991, dedicated to the development and commercialization of therapeutic products for large underserved markets. Currently, we have one drug that has been approved by the FDA, and several investigational product candidates in late stages of clinical development, and we are focused on market opportunities in obesity and related morbidities including sleep apnea and diabetes and sexual health. With respect to obesity, it is estimated that the potential worldwide pharmaceutical market for obesity could approach $5 billion annually. Annual sales of approved drugs for diabetes currently exceed $10 billion. There are currently no approved pharmaceutical therapies for sleep apnea; however, the sales of devices and related consumables used to treat sleep apnea exceed $2 billion annually. The indications targeted by our investigational sexual health product candidates each represent a projected market greater than $1 billion annually. We market MUSE®, a legacy product, as a prescription product for the treatment of erectile dysfunction in the United States and, together with our partners, internationally.

Recent Developments

        On March 1, 2010, we announced that the FDA had accepted for filing the New Drug Application, or NDA, for Qnexa for the treatment of obesity. Further, the FDA has set October 28, 2010 as the date whereby we may expect a response to the review of the NDA.

        On January 11, 2010, we announced new data from an analysis of the recently completed Phase 3 study, REVIVE TA-301, of avanafil, an investigational product candidate for the treatment of erectile dysfunction, or ED. Patients who attempted intercourse within 15 minutes of dosing were successful 67%, 69% and 72% of the time on 50, 100 and 200 mg of avanafil, respectively, as compared to 29% of the patients on placebo (p<0.05). The previously-disclosed top-line results of the REVIVE study evaluating the safety and efficacy of avanafil in 646 patients showed that all three doses of avanafil met the FDA-defined primary study endpoints by demonstrating a statistically significant improvement in erectile function as measured by the Sexual Encounter Profile, or SEP and improvements in the International Index of Erectile Function, or IIEF score.

        On January 7, 2010, we announced positive results from a Phase 2 study evaluating the safety and efficacy of Qnexa®, our investigational product, for the treatment of obstructive sleep apnea, or OSA. This study demonstrated statistically significant improvement in the apnea/hypopnea index, or AHI, which is a measure of the severity of sleep apnea, in patients with OSA treated with Qnexa for 28 weeks. Qnexa-treated patients on average had a 69% reduction in sleep apnea and hypopnea events as compared to patients on placebo. Qnexa-treated patients also experienced significant weight loss, improvements in blood pressure, and increased blood oxygen saturation during overnight polysomnography (sleep lab study). OSA is a sleep-related breathing disorder that involves a decrease or complete cessation in airflow despite an ongoing effort to breathe. OSA is associated with an increased risk of hypertension, diabetes, stroke, myocardial infarction, sudden cardiac death and all-cause mortality. It has been estimated that approximately 18 million Americans have sleep apnea, and currently there in no medication approved by the FDA for the treatment of OSA.

        On December 29, 2009, we announced that an NDA had been submitted to the FDA seeking approval of Qnexa for the treatment of obesity, including weight loss and maintenance of weight loss, in patients who are obese or overweight with co-morbidities such as hypertension, type 2 diabetes, dyslipidemia or central adiposity. Qnexa is our proprietary oral investigational product candidate which incorporates low doses of active ingredients from two previously approved products, phentermine and topiramate. We have previously completed the Special Protocol Assessment, or SPA, process and have agreement with the FDA regarding key elements of the pivotal Phase 3 protocols (OB-301 and OB-303) of Qnexa for the treatment of obesity and weight-related co-morbidities.

        On November 18, 2009, we announced positive results from REVIVE (TA-301), a Phase 3 pivotal study evaluating the safety and efficacy of avanafil, our investigational product candidate for the treatment of erectile dysfunction, or ED, in 646 patients. The REVIVE study met all primary endpoints across the three doses studied by demonstrating statistically significant improvement in erectile function as measured by the SEP and improvements in the IIEF score. The pivotal study, conducted under an SPA with the FDA, also demonstrated successful intercourse in 30 minutes or less after dosing, and a favorable side-effect and safety profile.

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

        On September 9, 2009, we announced the results of our pivotal Phase 3 trials for Qnexa, EQUIP (OB-302) and CONQUER (OB-303).

EQUIP (OB-302)

        The EQUIP study included 1,267 morbidly obese patients (1,050 females and 217 males) across 93 centers in the United States. The average baseline body mass index, or BMI, of the study population was 42.1 kg/m2 and baseline weight was 256 pounds (a BMI of >30 kg/m2 is classified as obese per guidelines from the U.S. Department of Health and Human Services). Patients had a 4-week dose titration period followed by 52 weeks of treatment. The study was a randomized, double-blind, placebo-controlled, 3-arm, prospective trial with patients randomized to receive once-a-day treatment with placebo, low-dose Qnexa or full-dose Qnexa. Patients were asked to follow a hypocaloric diet representing a 500-calorie/day deficit and advised to implement a simple lifestyle modification program. Weight loss results from the study are summarized as follows:

	ITT-LOCF					Completers
EQUIP (OB-302) 56 weeks	Placebo (n=498)	Qnexa low-dose (n=234)		Qnexa full-dose (n=498)		Placebo (n=241)	Qnexa low-dose (n=138)		Qnexa full-dose (n=301)
Mean weight loss (%)	1.6%	5.1	%*	11.0%		2.5%	7.0	%*	14.7	%*
Greater than or equal to 5% weight loss rate	17%	45	%*	67	%*	26%	59	%*	84	%*

ITT-LOCF: Intent-to-treat with last observation carried forward

*
p<0.0001 vs. placebo

CONQUER (OB-303)

        The CONQUER study included 2,487 overweight and obese patients (1,737 females and 750 males) with high blood pressure, high cholesterol or type 2 diabetes across 93 centers in the United States. The average baseline BMI of the study population was 36.6 kg/m2 and baseline weight was 227 pounds. Patients had a 4-week dose titration period followed by 52 weeks of treatment. The study was a randomized, double-blind, placebo-controlled, 3-arm, prospective trial with patients randomized to receive once-a-day treatment with placebo, mid-dose Qnexa or full-dose Qnexa. Patients were asked to follow a hypocaloric diet representing a 500-calorie/day deficit and advised to implement a simple lifestyle modification program. Weight loss results from the study are summarized as follows:

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

  •
  establishing internal capabilities or strategic relationships with marketing partners to maximize sales potential for our products that require significant commercial support; and

  •
  licensing complementary clinical stage investigational product candidates or technologies with competitive advantages from third parties for new and established markets.

        It is our objective to become a leader in the development and commercialization of products for large underserved markets. We believe we have strong intellectual property supporting several opportunities in obesity and related disorders such as sleep apnea and diabetes, and sexual health. Our future growth depends on our ability to further develop and obtain regulatory approval of our investigational product candidates for indications that we are studying, or plan to study, as well as in-licensing and product line extensions.

        We have funded operations primarily through private and public offerings of our common stock, through the sale of the rights to Evamist and through product sales of MUSE (alprostadil). We expect to generate future net losses due to increases in operating expenses as our various investigational product candidates are advanced through the various stages of clinical development and for pre-commercialization activities. In connection with the sale of Evamist, we received to date an aggregate of $150 million. The sale of Evamist was a unique transaction. An initial $10 million was paid at closing and $140 million was paid upon the FDA's approval of the Evamist NDA. These payments were non-refundable and were originally recorded as deferred revenue and were recognized as license and other revenue ratably over a 21.5-month period, from August 1, 2007 to May 15, 2009. All of the revenue deferred from the Evamist sale has been recognized. As of December 31, 2009, we have incurred a cumulative deficit of $234.1 million and expect to incur operating losses in future years.

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

        Sales Allowances and Reserves:    Revenues from product sales are recorded net of product sales allowances for expected returns of expired product, government chargebacks and other rebate programs, and cash discounts for prompt payment. These sales allowances are deducted from gross product revenues at the time such revenues are recognized along with the recording of a corresponding reserve, or liability. In making these estimates we take into consideration our historical information, current contractual and statutory requirements, shelf life of our products, estimated customer inventory levels and information received from outside parties. Significant judgments and estimates must be made and used in estimating the reserve balances in any accounting period. Our product sales allowances and reserves include:

  •
  Product Returns: We have estimated reserves for product returns from wholesalers, hospitals and pharmacies in the United States in accordance with our product returns policy. Our returns policy allows product returns within the period beginning six months prior to and twelve months following product expiration. We sell one pharmaceutical product, MUSE, which is sold in four dosages. The 1,000 mcg and 500 mcg product has a 24-month shelf-life and, beginning in the fourth quarter of 2009, the 250 mcg and 125 mcg product has an 18-month shelf-life. As of December 31, 2009, the shipments of MUSE in the United States made in 2009, 2008 and a portion of the shipments in 2007 remain subject to future returns.

    The following table summarizes our product subject to return as of December 31, 2009:

		Period of Expiration
	Estimated Gross Sales Value
		From	To
	(In thousands)
2009	$22,146	Sep-10	Nov-11
2008	$17,840	Sep-09	Oct-10
2007	5,824	Jan-09	Nov-09

Estimated gross sales value of product subject to return as of December 31, 2009	$45,810

    We record reserves for anticipated returns of expired product in the United States. We follow this method since reasonably dependable estimates of product returns can be made based on historical experience. There is no right-of-return on expired product sold internationally subsequent to shipment; thus, no returns reserve is needed.

    We estimate our returns reserve by utilizing historical information and returns data obtained from external sources, along with the shelf life of the product. We believe that the information obtained from external sources is reliable, but we are unable to independently verify the accuracy of such data. We track the actual returns on a lot-by-lot basis along with date of production and date of expiration. We review the actual returns experience for trends. We calculate our returns reserve by applying an estimated return rate to the quantity of units sold that is subject to future return. We routinely assess our experience with product returns and adjust the reserves accordingly. Revisions in returns estimates are charged to income in the period in which the information that gives rise to the revision becomes known. We consider a one-percentage point variance in our returns rate to be a reasonably likely change in the percentage of our product returns to related gross sales. A one-percentage point change in the estimated product returns rate recognized on gross sales in 2009 would lead to an approximate $221,000 effect on our net sales and operating losses.

    The following table summarizes the activity in the accounts related to accrued product returns:

	2009	2008	2007
	(In thousands)
Balance at January 1	$(2,865)	$(2,498)	$(2,473)
Current provision related to sales made in current period	(1,441)	(1,345)	(1,299)
Current provision related to sales made in prior periods	16	31	(73)
Actual product returns	1,264	947	1,347

Balance at December 31	$(3,026)	$(2,865)	$(2,498)

    At December 31, 2007, our returns rate was increased from 6% to 6.5%, based upon an increasing trend of product returns. The returns rate of 6.5% has been used since December 31, 2007. The product returns reserve at December 31, 2009, covering the estimated returns exposure for product shipped in 2009, 2008 and a portion of 2007, was estimated at $3 million. This product returns reserve calculation is based upon the most recent information available, and we believe is reasonable and adequate to cover the estimated future credit memos to be issued for the return of prior sales of MUSE. Quarterly, we will continue to monitor the product returns experience and make adjustments to the product returns reserve, as appropriate.

  •
  Chargebacks: Chargebacks include government chargebacks which are contractual commitments by us to provide MUSE to federal government organizations including the Veterans Administration at specified prices and other rebate programs including those with managed care organizations, for the reimbursement of portions of the prescriptions filled that are covered by these programs. Allowances for chargebacks are recorded at the time of sale to the wholesaler distributors and accrued as a reserve. In estimating the chargeback reserve, we analyze actual government chargeback and rebate amounts paid and apply chargeback rates to estimates of the quantity of units subject to chargeback. We estimate this reserve by utilizing historical information, contractual and statutory requirements, end-customer prescription demand data, estimated quantities sold to these organizations and estimated wholesaler inventory levels based upon data obtained from our larger wholesaler customers which we began receiving in 2007. At that time, we determined the inventory data we had received from the larger wholesaler customers was more reliable than our previous estimates. This change in estimated wholesaler inventory levels in 2007 resulted in a decrease in the chargeback provision of $447,000 related to prior period sales. We believe that the information received from the wholesaler customers regarding inventory levels and information received from external sources regarding end-customer prescription demand are reliable, but we are unable to independently verify the accuracy of such data. Effective January 1, 2007, MUSE no longer qualifies for Medicare Part D. We routinely reassess the chargeback estimates and adjust the reserves accordingly. We consider a two-percentage point variance to be a reasonably likely change in the percentage of chargebacks to related gross sales. A two-percentage point change in the estimated chargebacks rate would lead to an approximate $445,000 effect on our net sales and operating losses in 2009.

    The following table summarizes the activity in the accounts related to accrued chargebacks:

	2009	2008	2007
	(In thousands)
Balance at January 1	$(1,379)	$(1,314)	$(1,531)
Current provision related to sales made in current period	(4,505)	(4,062)	(3,598)
Current provision related to sales made in prior periods	(33)	(19)	349
Actual chargebacks	4,300	4,016	3,466

Balance at December 31	$(1,617)	$(1,379)	$(1,314)

  •
  Cash Discounts: We offer cash discounts to wholesaler distributors, generally 2% of the sales price as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing accounts receivable by the full amount of the discounts we expect wholesaler distributors to take.

  The following table summarizes the activity in the accounts related to cash discounts:

	2009	2008	2007
	(In thousands)
Balance at January 1	$(74)	$(76)	$(54)
Current provision related to sales made in current period	(443)	(421)	(419)
Actual cash discounts	375	423	397

Balance at December 31	$(142)	$(74)	$(76)

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

        License and Other Revenue:    We recognize license revenue in accordance with the SEC's Staff Accounting Bulletin No. 104, Revenue Recognition, as codified in the Financial Accounting Standards Board's, or FASB, Accounting Standards Codification, or ASC, topic 605, Revenue Recognition, or ASC 605. When evaluating multiple element arrangements, we consider whether the components of the arrangement represent separate units of accounting as defined in Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21, as codified in FASB ASC topic 605, subtopic 25 Multiple Element Arrangements, or ASC 605-25. In accordance with EITF 00-21, we recognize revenue for delivered elements only when the delivered element has stand-alone value and we have objective and reliable evidence of fair value for each undelivered element. If the fair value of any undelivered element included in a multiple element arrangement cannot be objectively determined, revenue is deferred until all elements are delivered and services have been performed, or until fair value can objectively be determined for any remaining undelivered elements, or such elements are insignificant. Application of this standard requires subjective determinations and requires management to make judgments about the fair value of the individual elements and whether such elements are separable from the other aspects of the contractual relationship.

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

        As a result, the initial $10 million paid at closing and the $140 million paid upon FDA Approval were recorded as deferred revenue and have been recognized as license revenue ratably over the 21.5-month term of the Improvement License, from August 1, 2007 to May 15, 2009. The revenue related to the transaction recognized for years ended December 31, 2009, 2008 and 2007 was $31.4 million, $83.7 million and $34.9 million, respectively.

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

        We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of December 31, 2009, it was considered more likely than not that the Company's deferred tax assets would not be realized. However, should there be a change in our ability to recover our deferred tax assets; we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

        In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, as codified in FASB ASC 740-10, Income Taxes, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN No. 48 on January 1, 2007 was recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN No. 48, we recognized a decrease of approximately $1.2 million in our income tax liability, which resulted in a decrease of $1.2 million in accumulated deficit on January 1, 2007.

Inventories

        Inventories are valued at the lower of cost or market. We record inventory reserves for estimated obsolescence, unmarketable or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. During the quarter ended September 30, 1998, we established significant reserves against our inventory to align with the then new estimates of expected future demand for MUSE. As of December 31, 2009, the remaining inventory reserve balance is $1.6 million relating to raw materials and components. In the first quarter of 2005, we determined that we likely would continue to use some portion of the fully reserved component parts inventory in production. In the third quarter of 2009, we determined that we would also likely use some portion of the fully reserved raw materials inventory. When we record inventory reserves, we establish a new, lower cost basis for the inventory for accounting purposes. Accordingly, to the extent that this fully reserved inventory was used in production in the years ended December 31, 2009, 2008 and 2007 it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold. During the second quarter of 2009, a portion of our existing inventory of alprostadil exceeded its shelf life and is no longer usable in the manufacturing of MUSE. We increased our inventory reserves by $487,000 for this raw material. We do not expect the loss of this material to impede our ability to meet the demand for MUSE.

Cash and Cash Equivalents

        The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At December 31, 2009, all cash equivalents are invested in money market funds and U.S. Treasury securities. These accounts are recorded at cost, which approximates fair value.

        Cash with restrictions for a period of greater than 12 months is classified as restricted cash, a non-current asset.

Available-for-Sale Securities

        We focus on liquidity and capital preservation in our investments in available-for-sale securities. Our investment policy, as approved by the Audit Committee of the Board of Directors, allows us to invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition.

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

        SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, FSP SFAS 115-2 and SFAS 124-4, Recognition and Presentation of Other-than-Temporary Impairments ("FSP 115-2/SFAS 124-2") and SAB Topic 5M, Accounting for Non-current Marketable Equity Securities, as codified in FASB ASC topic 320, Investments—Debt and Equity Securities, or ASC 320, provide guidance on determining when an investment is other-than-temporarily impaired. FSP 115-2/124-2 is effective for all periods ending after June 15, 2009 and provides additional guidance designed to create a greater clarity and consistency in accounting for and presenting impairment losses on securities. In reviewing our non-U.S. Government available-for-sale securities, we concluded that we intend to sell the debt securities before recovering their costs and consequently these securities are included in our assessment of other-than-temporarily impaired securities. For securities that are deemed to be other-than-temporarily impaired, the security is adjusted to fair value and the resulting losses are recognized in other-than-temporary loss on impaired securities in the consolidated statements of operations.

        During our quarterly impairment assessments, we determined that a decline in value of certain securities was other-than-temporary. Accordingly, we recorded other-than-temporary impairment adjustments of $654,000 in the year ended December 31, 2009. We included this non-cash impairment charge in other-than-temporary loss on impaired securities in the consolidated statements of operations and other comprehensive income (loss). These securities covered a number of industries.

        During our quarterly impairment assessments in 2008, we also determined that a decline in value of certain securities was other-than-temporary. Accordingly, we recorded other-than-temporary impairment adjustments of $7.7 million in the year ended December 31, 2008. We included this non-cash impairment charge in other-than-temporary loss on impaired securities in the consolidated statements of operations and other comprehensive income (loss). Included in the charge taken in 2008 was $2.4 million related to corporate bonds issued by Lehman Brothers Holdings Inc., or Lehman (or their respective subsidiaries, as appropriate). On September 15, 2008, Lehman filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, recovery of the full value of our Lehman bonds, if any, was deemed remote and we recognized an other-than-temporary impairment in the year ended December 31, 2008. In addition, other-than-temporary impairments recognized in 2008 included impairments on investments for which we determined the impairment was other-than-temporary due to credit downgrades and/or our intent and ability to hold the investment to maturity. These securities covered a number of industries. In addition, due to the lack of a readily available market for certain of our available-for-sale securities totaling $1.3 million and the continued uncertainty in the capital markets in 2008, we expected to recover the carrying values of these securities beyond the next 12 months. Consequently, we classified those available-for-sale securities as non-current in the consolidated balance sheets at December 31, 2008.

Contingencies and Litigation

        We are periodically involved in disputes and litigation related to a variety of matters. When it is probable that we will experience a loss, and that loss is quantifiable, we record appropriate reserves. We record legal fees and costs as an expense when incurred.

Share-Based Payments

        We follow the fair value method of accounting for share-based compensation arrangements in accordance with SFAS 123R, Share-Based Payment, as codified in FASB ASC topic 718, Compensation—Stock Compensation, or ASC 718. We adopted SFAS 123R effective January 1, 2006 using the modified prospective method of transition. Under SFAS 123R, the estimated fair value of share-based-compensation, including stock options and restricted stock units granted under our Stock Option Plan and purchases of common stock by employees at a discount to market price under the Employee Stock Purchase Plan, or the ESPP, is recognized as compensation expense. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock purchase rights during each offering period and the percentage of the purchase discount.

        We recorded $4.8 million, $4.7 million and $3.9 million of share-based compensation expense for the years ended December 31, 2009, 2008, and 2007, respectively. Share-based compensation expense is allocated among cost of goods sold and manufacturing, research and development and selling, general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.

        We use the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived by analyzing the historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We determine expected volatility using the historical method, which is based on the daily historical trading data of our common stock over the expected term of the option. Management selected the historical method primarily because we have not identified a more reliable or appropriate method to predict future volatility. For more information about SFAS 123R, see Note 9: "Stock Option and Purchase Plans" to the notes to the consolidated financial statements included in this Form 10-K.

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

        These types of instruments have included certain corporate bonds, mortgage-backed securities and asset-backed securities. We have no Level 3 securities as of December 31, 2009. Level 3 is comprised of unobservable inputs that are supported by little or no market activity. These instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. Level 3 may still include some observable inputs such as yield spreads derived from markets with limited activity. Level 3 financial assets include securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

  Fair Value Measurements

        As of December 31, 2009, our cash and cash equivalents and available-for-sale securities measured at fair value on a recurring basis totaled $207 million.

        All of our cash and cash equivalents and available-for-sale securities are in cash, money market instruments and U.S. Treasury securities at December 31, 2009, and these are classified as Level 1. The valuation techniques used to measure the fair values of these financial instruments were derived from quoted market prices, as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exists.

Deerfield Financing

        On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of these agreements were amended and restated on March 16, 2009. Please refer to Note 6: "Deerfield Financing" and Note 7: "Notes Payable" to the notes to consolidated financial statements included in this Form 10-K for additional information on these agreements. Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from the Funding and Royalty Agreement, or FARA, and $10 million from the sale of the Company's common stock. Under the FARA, the Deerfield Affiliates made $3.3 million payments to us in April, September, and December 2008 and February, June and September 2009, constituting all of the required payments under the FARA. We have agreed to pay royalties on the current net sales of MUSE and if approved, on future sales of avanafil, an investigational product candidate, to the Deerfield Sub, a newly incorporated subsidiary of Deerfield. The agreements also provide us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights. If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, we paid $2 million to the Deerfield Affiliates.

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

RESULTS OF OPERATIONS

Executive Overview

        For the year ended December 31, 2009, we reported a net loss of $54.3 million or $0.75 net loss per share, as compared to a net loss of $9.9 million, or $0.16 net loss per share during the same period in 2008. The increased net loss in the year ended December 31, 2009, as compared to the year ended December 31, 2008, was primarily due to a decrease in license and other revenue recognized on the portion of K-V deferred license revenue from the sale of Evamist amortized in 2009 as compared to 2008, where we recognized a full year of deferred revenue, partially offset by decreased operating expenses. The decrease in operating expenses in 2009 as compared to 2008 was primarily attributable to reduced spending on Qnexa for obesity, partially offset by increased spending related to our Phase 3 clinical trials of avanafil for the treatment of erectile dysfunction and increased selling, general and administrative expense primarily due to Qnexa pre-commercialization expenses and an increase in non-cash share-based compensation expense. In addition, we had a reduction in other-than-temporary impairment losses in 2009 as compared to 2008. In 2009, we also had a $2.4 million benefit for income taxes primarily due to a carryback claim of losses generated in 2008 which allows us to obtain a refund for Federal income taxes which we paid in 2007.

        On April 3, 2008, we entered into several agreements with Deerfield, a healthcare investment fund, and its affiliates. Certain of these agreements were amended and restated on March 16, 2009. Under the agreements Deerfield and its affiliates provided $30 million in funding to us. The $30 million in funding included $20 million from the FARA, and $10 million from the sale of the Company's common stock at the closing on April 15, 2008 in connection with the registered direct offering mentioned above under a securities purchase agreement. Under the FARA, the Deerfield Affiliates made $3.3 million payments to us in April, September and December 2008 and February, June and September 2009, constituting all of the required payments under the FARA. The amounts of funding provided under the FARA, net of certain amounts, represent a financial obligation, a loan payable by the Company in which the principal and interest will be repaid through royalty payments and the exercise of the option or put rights.

        In connection with the sale of Evamist, we received $150 million. The sale of Evamist was a unique transaction. An initial $10 million was paid at closing and $140 million was paid upon FDA approval of Evamist. These payments were non-refundable and were recorded as deferred revenue and have been recognized as license and other revenue ratably over a 21.5-month period, from August 1, 2007 to May 15, 2009, which was the remaining term of a license to improvements to the MDTS applicator. No improvements to the MDTS applicator were made during this period. As compared to revenues from product sales, license and other revenue was significant on a quarterly basis during this 21.5-month period. Since the $150 million was received and we had no related contingencies, the recognition of revenue and the corresponding reduction of deferred revenue related to the Evamist sale had no impact on our cash flows from operations during this period. The revenue related to the Evamist transaction recognized in 2009 was $31.4 million.

        We may have continued losses in future years, depending on the timing of our research and development expenditures, because we expect MUSE sales to remain consistent with prior years and we plan to continue to invest in clinical development of our current research and investigational product candidates to bring those potential products to market.

  Revenue

				% Change Increase/(Decrease)
	Years Ended December 31,
				2009 vs 2008	2008 vs 2007
	2009	2008	2007
	(In thousands, except percentages)
United States product, net	$15,836	$14,974	$15,020	6%	0%
International product	2,347	3,076	4,332	(24)%	(29)%
License and other revenue	31,858	84,183	35,346	(62)%	138%

Total revenues	$50,041	$102,233	$54,698	(51)%	87%

        Worldwide product revenues from the sales of MUSE were $18.2 million in 2009, an increase of $133,000, or 1%, from the worldwide sales of MUSE in 2008. U.S. product revenues increased in 2009 as compared to the prior year period primarily due to higher prices for MUSE and a modest increase in units shipped. The increase in U.S. product revenues for 2009 was partially offset by both an increase in the sales allowance for pricing discounts for certain government customers of $208,000 and an allowance of $72,000 for out-of-specification production identified in the first quarter of 2009. Domestic demand for MUSE at the retail and government level remains consistent with the prior period, averaging just less than 200,000 units per quarter. Similar to prior years, in the fourth quarter 2009, our largest wholesaler customer made purchases that were greater than current demand. Based upon fourth quarter demand for MUSE, we estimate purchases made by wholesaler customers in the fourth quarter 2009 represent approximately 3 months of excess demand. In the fourth quarter 2008 and prior years, at least one other major wholesaler customer had also purchased quantities in excess of demand. The increase in MUSE domestic shipments is a result of fluctuations in inventory levels at the wholesale level and is not indicative of any trend.

        The decrease in international revenue in 2009 as compared to 2008 was principally due to decreases in units shipped based upon the timing of orders from our international partners and to a reduction in transfer prices resulting from the difference in currency exchange rates. If these exchange rate differences and lower transfer prices were to occur again, our future international product revenue would be negatively impacted. Also contributing to the reduction in international revenues in 2009 was the allowance of $116,000 for certain out-of-specification production identified in the first quarter of 2009.

        In the first quarter of 2009, through our routine testing, we identified that certain production lots of the lower strength MUSE shipped did not meet certain specifications applied toward the end of the 24-month shelf life. This out-of-specification condition appears to arise in the last six months of the 24-month shelf life. This condition does not pose any safety risk to patients. In May 2009, we issued a voluntary recall of specific lots of 125 mcg and 250 mcg MUSE product remaining in the U.S. wholesaler's inventory. Units of 125 mcg and 250 mcg represented 13% of total domestic units shipped in 2008.

        In September 2009, we received approval from the FDA to reduce the shelf life of our 125 mcg and 250 mcg MUSE product from 24 months to 18 months and we are currently manufacturing the 125 mcg and 250 mcg MUSE product with an 18-month shelf life. During the fourth quarter of 2009, we began shipping 125 mcg and 250 mcg MUSE product with an 18-month shelf life. We offered an exchange of product with the 18-month shelf life for any product with the 24-month shelf life remaining in the wholesalers' inventories and, in the fourth quarter of 2009, we completed the product exchange.

We believe all affected product has now been returned by the wholesalers and the final cost of the recall and exchange was $72,000.

        Although the demand for MUSE has stabilized, we are not able to anticipate if our largest wholesaler customer will continue its historical pattern of making purchases in the fourth quarter that exceed expected quarterly demand. If our largest wholesaler customer does not repeat this pattern of purchasing quantities of MUSE that exceed quarterly demands, revenues from the sale of MUSE in 2010 may be lower as compared to 2009.

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

  Cost of goods sold and manufacturing

				% Change Increase/(Decrease)
	Years Ended December 31,
				2009 vs 2008	2008 vs 2007
	2009	2008	2007
	(In thousands, except percentages)
Cost of goods sold and manufacturing	$11,950	$11,956	$12,097	0%	(1)%

        Cost of goods sold and manufacturing, or cost of goods sold, was $12 million in the years ended December 31, 2009 and 2008. While cost of goods sold remained constant in 2009, there was a nominal reduction in units shipped as compared to 2008. Costs of goods sold and manufacturing for 2009 included an increase in quality control related expenses of $413,000 and an increase in inventory reserves of $487,000 for raw material which exceeded its shelf life, which were partially offset by recoveries from the supplier and insurance proceeds totaling $409,000 for the loss on non-conformance of raw materials which occurred in 2009. In 2008, we incurred inventory disposal costs of $444,000 due to the non-conformance of certain raw materials. We expensed approximately $6.1 million of manufacturing overhead costs in the year ended December 31, 2009, as compared to $6 million during the same period in 2008 as period costs because of excess manufacturing capacity at our New Jersey facility. This accounting treatment is due to the fact that the manufacturing capacity of the New Jersey plant far exceeds the level of production.

        Cost of goods sold and manufacturing, or cost of goods sold, in the year ended December 31, 2008 decreased $141,000, or 1%, to $12 million, as compared to $12.1 million for the year ended December 31, 2007. The decrease in cost of goods sold is primarily due to a one-time charge of $559,000 for the sale of Evamist assets in May 2007 partially offset by the disposal of inventory due to the non-conformance of certain raw materials in 2008. We expensed approximately $6 million of manufacturing overhead costs in the year ended December 31, 2008, as compared to $5.9 million during the same period in 2007 as period costs because of excess manufacturing capacity at our New Jersey facility.

        We anticipate that cost of goods sold and manufacturing in 2010 will be similar to costs incurred in 2009.

  Research and development

				% Change Increase/(Decrease)
	Years Ended December 31,
				2009 vs 2008	2008 vs 2007
	2009	2008	2007
	(In thousands, except percentages)
Research and development	$71,075	$76,996	$26,681	(8)%	189%

        Research and development expenses in the year ended December 31, 2009 decreased $5.9 million, or 8%, to $71.1 million, as compared to $77 million in the same period last year. This decrease was the net result of decreased spending for Qnexa for obesity of $12.2 million, Qnexa for diabetes of $3.3 million, decreased non-cash share-based compensation expense of $554,000, and a net decrease in other research and development spending of $564,000, partially offset by increased avanafil program spending of $10.7 million in the year ended December 31, 2009, as compared to the same period last year. In the year ended December 31, 2009, we incurred $19.1 million for services provided by one clinical research organization on the Qnexa Phase 3 studies, which represented 27% of our research and development expenses for the period. Separately, we incurred another $17 million for services provided by another clinical research organization on the avanafil Phase 3 studies, which represented 24% of our research and development expenses for the year ended December 31, 2009.

        We anticipate that our research and development expenses in 2010 will decline from costs incurred in 2009, as we continue the obesity extension study, we continue to advance the clinical program for avanafil for erectile dysfunction and further studies for our other investigational products. The current remaining contractual obligation for payments to our primary contract research organization, or CRO, for the Phase 3 avanafil trials totals $8.6 million, which includes amounts in accrued research and clinical expenses as of December 31, 2009. There are likely to be additional research and development expenses related to avanafil and our other investigational products under development. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies. Regardless, if we are successful in obtaining FDA regulatory approval for any new investigational product candidates being developed through our research and development efforts, we do not expect to recognize revenue from sales of such new products, if any, for at least a year or more due to the length of time required to develop investigational product candidates into commercially viable products.

        Research and development expenses in the year ended December 31, 2008 increased $50.3 million, or 189%, to $77 million, as compared to $26.7 million for the year ended December 31, 2007. This increase was primarily due to increased spending for our investigational product candidates currently in Phase 3 clinical trials. In the year ended December 31, 2008, Qnexa for obesity spending increased by $38.5 million, avanafil spending increased by $8.9 million and other project expenses increased on a net basis by $102,000 as compared to the prior year. In addition, non-project related expenses increased by $2.8 million (primarily attributable to $1 million in increased compensation and related expense due to an increase in headcount, increased consulting expense of $644,000, increased non-cash stock based compensation expense of $602,000 and a net increase in other non-project related spending of $579,000). In the years ended December 31, 2008 and 2007, we incurred $44.7 million and $7.8 million, respectively, for services provided by one CRO on the Qnexa Phase 3 studies, which represented 58% and 29%, respectively, of our total research and development expenses. In the years ended

December 31, 2008 and 2007, we incurred $6.2 million and $5.6 million, respectively, for clinical supplies and formulation work performed by our sole-source manufacturer, which represented 8% and 21%, respectively, of our total research and development expenses.

  Selling, general and administrative

				% Change Increase
	Years Ended December 31,
				2009 vs 2008	2008 vs 2007
	2009	2008	2007
	(In thousands, except percentages)
Selling, general and administrative	$21,033	$18,904	$17,374	11%	9%

        Selling, general and administrative expenses in the year ended December 31, 2009 increased $2.1 million, or 11% to $21 million as compared to the same period in 2008. In the year ended December 31, 2009, the increase is primarily due to Qnexa pre-commercialization expenses of $1.2 million, incremental increases of $542,000 in non-cash share-based compensation expense, $588,000 in sales expenses (including $299,000 in MUSE related wholesaler distribution fees), partially offset by a $201,000 decrease in marketing expenses as compared to the year ended December 31, 2008.

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

        We anticipate that our selling, general and administrative expenses in 2010 will increase substantially compared to those in 2009 due to Qnexa pre-approval and pre-commercialization related expenses.

  Interest income and expense

        Interest income, net for the year ended December 31, 2009 was $2 million as compared to $4.4 million for the year ended December 31, 2008. The decrease in interest income in the year ended December 31, 2009 as compared to the same period last year was largely due to lower interest rates, year-over-year, on our cash, cash equivalents and available-for-sale securities balances resulting from a change in policy to invest primarily in U.S. government securities, which earn lower rates of interest. In 2009, we recognized a net realized gain of $1.1 million related to the sale of securities.

        Interest income, net for the year ended December 31, 2008 was $4.4 million as compared to $4.7 million for the year ended December 31, 2007. The decrease in interest income in the year ended December 31, 2008 as compared to the same period last year is primarily due to a decrease in our investment yields. In 2008, we recognized a net realized loss of $979,000 related to the sale of securities.

        Interest expense for the year ended December 31, 2009 was $4.1 million as compared to $1.1 million during the same period last year. The net increase in interest expense in the year ended December 31, 2009 as compared to the same period in 2008 is primarily due to increased interest expense on the Deerfield financing.

        Interest expense for the year ended December 31, 2008 was $1.1 million as compared to $538,000 during the same period last year. The net increase in interest expense in the year ended December 31, 2008 as compared to the same period in 2007 is also primarily due to interest expense on the Deerfield financing.

        We recognized an other-than-temporary loss on impaired securities of $654,000 for the year ended December 31, 2009, as compared to $7.7 million for the year ended December 31, 2008. The majority of the other-than-temporary losses on impaired securities were recorded on securities obtained in late 2007 through the redemption-in-kind distribution from the Bank of America Columbia Strategic Cash Portfolio Fund. We no longer hold these securities in our portfolio at December 31, 2009.

        The other-than-temporary loss on impaired available-for-sale securities was $7.7 million in the year ended December 31, 2008, which included a $2.4 million loss related to our investment in corporate bonds issued by Lehman Brothers Holdings Inc., or Lehman (or their respective subsidiaries, as appropriate). On September 15, 2008, Lehman filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Accordingly, recovery of the full value of our Lehman bonds, if any, was deemed remote and we recognized an other-than-temporary impairment loss in the third quarter of 2008. The $7.7 million other-than-temporary loss primarily represented unrealized impairment losses recorded on securities that were classified as available-for-sale securities on our consolidated balance sheet as of December 31, 2008. The majority of the other-than-temporary losses on impaired securities were recorded on securities obtained in late 2007 through the redemption-in-kind distribution from the Bank of America Columbia Strategic Cash Portfolio.

        There was no other-than-temporary impairment losses in the year ended December 31, 2007.

        From 2005 and until December 2007, we had an investment in the Bank of America Columbia Strategic Cash Portfolio, or Strategic Cash, offered by our investment advisor, Columbia Management LLC, or Columbia. Strategic Cash was an enhanced money market fund in which the fund sought to maintain a $1 per share net asset value.

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

  Benefit (provision) for income taxes

        We recorded a benefit for income taxes for the year ended December 31, 2009 of $2.4 million primarily due to our filing a carryback claim of losses generated in 2008, pursuant to the IRS Revenue Procedure 2009-52. The Revenue Procedure was issued in the fourth quarter of 2009 and allows losses generated in 2008 or 2009 to be carried back up to five years.

        Provision for income taxes for the year ended December 31, 2008 was $3,000, as compared to $5.1 million for the year ended December 31, 2007. The provision for income taxes for the year ended December 31, 2008 relates to state income taxes. The provision for income taxes in the amount of $5.1 million for the year ended December 31, 2007 relates to the U.S. AMT, tax expense as a result of the excess tax benefits related to share-based compensation plans (the benefit of which is recorded on the consolidated balance sheet as additional paid-in capital) and state income taxes. The utilization of tax loss carryforwards is limited in the calculation of AMT and as a result, a federal tax charge was recorded in the year ended December 31, 2007. This provision reflected tax recognition of the entire $150 million in non-refundable payments we received from K-V in the year ended December 31, 2007 for the sale of Evamist. As mentioned above, during the year ended December 31, 2009, we recorded an anticipated benefit from filing a carryback claim of losses generated in 2008 which allows us to obtain a refund for Federal income taxes which we recorded in 2007.

Liquidity and Capital Resources

        Cash.    Unrestricted cash, cash equivalents and available-for-sale securities totaled $207 million at December 31, 2009, as compared to $189.2 million at December 31, 2008. The increase in unrestricted cash, cash equivalents and available-for-sale securities of $17.8 million is the net result of cash provided by financing and investing activities, including $102.7 million in net proceeds from the underwritten public offering of our common stock, $10 million in cash from the Deerfield financing and $2.7 million from stock option exercises and ESPP purchases received in the year ended December 31, 2009, partially offset by cash used for operating activities.

        Since inception, we have financed operations primarily from the issuance of equity securities. Through December 31, 2009, we raised $403.7 million from financing activities, received $150 million from the sale of Evamist and had an accumulated deficit of $234.1 million at December 31, 2009.

        At December 31, 2009, we had $40.8 million in cash and cash equivalents and $166.2 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities, in accordance with our investment policy. At December 31, 2009, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds that invest only in U.S. Treasury securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

        Accounts Receivable.    Accounts receivable (net of allowance for doubtful accounts) at December 31, 2009 was $7.3 million, as compared to $4.2 million at December 31, 2008. Currently, we do not have any significant concerns related to accounts receivable or collections. As of February 16, 2010, we had collected 99% of the accounts receivable outstanding at December 31, 2009.

        Liabilities.    Total liabilities were $43.3 million at December 31, 2009; $33.1 million lower than at December 31, 2008. The change in total liabilities includes a $31.9 million net decrease in deferred revenue primarily due to the amortization of the remainder of the $150 million in deferred license revenue received from K-V on the sale of Evamist.

        We have entered into a manufacturing agreement with a supplier to purchase alprostadil. As of December 31, 2009, our remaining commitment under this agreement is to purchase a minimum of $765,000 of product in 2011. Should our inventory of alprostadil exceed our future production needs, it may be necessary to write-off additional excess inventory.

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

        Operating Activities.    Our operating activities used $96.1 million, used $63.6 million and provided $124.1 million during the years ended December 31, 2009, 2008 and 2007, respectively. During the year ended December 31, 2009, our net operating loss of $54.3 million was offset by $4.8 million in non-cash share-based compensation expense, a $654,000 other-than-temporary loss on impaired securities, a $487,000 provision for obsolete inventory due to alprostadil that has exceeded its shelf life, a $1.6 million increase in accrued and other liabilities, primarily due to an increase in accrued interest payable on the Deerfield loan, and $1.2 million in depreciation expense. These positive cash flows to our net operating loss were in turn offset by the recognition of $31.9 million in revenue, primarily due to the amortization of deferred license revenue from the receipt of $150 million from K-V for the sale of Evamist, an $8.7 million decrease in accounts payable due to the timing of payments, a $3.1 million increase in accounts receivable due to timing of the December 2009 buy-in as compared to the prior year, a $2.7 million increase in prepaid expenses (primarily due to a $2.4 million receivable from the IRS related to carryback claims on our amended 2007 federal income tax return), and a $4 million decrease in accrued research and clinical expenses, primarily due to the winding down of the Qnexa for obesity development efforts.

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

        Investing Activities.    Our investing activities used $43.4 million, provided $9.8 million, and used $128.8 million in cash during the years ended December 31, 2009, 2008 and 2007, respectively. The fluctuations from period to period are due primarily to investment of the $150 million received from the K-V transaction and to the timing of purchases, sales and maturity of investment securities.

        Financing Activities.    Financing activities provided cash of $114.2 million, $82 million, and used cash of $2.1 million during the years ended December 31, 2009, 2008 and 2007, respectively. In 2009, the cash provided by financing activities included $102.7 million in net proceeds from the underwritten public offering of our common stock, $10 million in cash from the Deerfield financing and $2.7 million from stock option exercises and ESPP purchases, partially offset by $1.2 million in principal payments under our notes payable. In 2008, the cash provided by financing activities included cash receipts from the Deerfield financing including $9.7 million in net proceeds from the issuance of common stock and $7.6 million from the FARA, net proceeds of $63.7 million from the registered direct offering of our common stock, $2.2 million in proceeds from the exercise of stock options and $275,000 from the sale of common stock through our ESPP partially offset by $1.4 million in principal payments under our notes payable. In 2007, the cash used by financing activities was primarily due to the $6.7 million payoff of the MTPC loan in the second quarter of 2007, partially offset by $2.4 million in proceeds from the exercise of stock options and $1.6 million in excess tax benefits related to share-based compensation plans, which is correspondingly shown as a use of cash for operating activities.

        On December 22, 2005, we purchased from our landlord our principal manufacturing facility, which was previously leased, for $7.1 million. The purchase price was funded in part by $3.3 million, which was being held by the landlord as cash collateral for renovations to the facility upon the termination of the lease and the remainder with cash. On January 4, 2006, we obtained a $5.4 million loan from Crown Bank, N.A., or Crown. The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for the Crown loan. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5%, 7.5%, and 9.25% for the years ended December 31, 2009, 2008 and 2007, respectively.

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

        On September 17, 2009, we entered into an underwriting agreement, or the Underwriting Agreement, with J.P. Morgan Securities Inc., as representative of the several underwriters named therein, or the Underwriters, relating to the public offering and sale of 9,000,000 shares of our common stock. Pursuant to the Underwriting Agreement, the Underwriters agreed to purchase, subject to customary closing conditions, 9,000,000 shares of our common stock. We also granted the Underwriters a 30-day option to purchase up to 1,350,000 additional shares of common stock on the same terms and conditions as set forth above to cover over-allotments, which the Underwriters exercised in full. The 10,350,000 shares were sold at a price to the public of $10.50 per share which resulted in approximately $108.7 million in gross proceeds before deducting underwriting discounts and commissions and other offering expenses. The transaction closed on September 23, 2009. The offering was made pursuant to the effective shelf registration statement on Form S-3 (Registration No. 333-161948), including the prospectus dated September 16, 2009 contained therein, as supplemented.

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

  •
  the activities of competitors.

        We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least into 2011. However, we anticipate that we may require additional funding to continue our research and investigational product development programs, to conduct pre-clinical studies and trials, to fund operating expenses, to pursue regulatory approvals for our investigational product candidates, to finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, and we may require additional funding to establish additional or new manufacturing and marketing capabilities in the future, to manufacture quantities of our investigational product candidates for approval and commercialization, or to launch a product. In particular, we expect to make other substantial payments to the inventor of Qnexa pending approval by the FDA, Acrux and MTPC, in accordance with our agreements with them in connection with the licensing of certain compounds. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales. Similar to the transaction with Evamist, we may consider selling or licensing any of our products in development or our commercial product in order to raise additional funding. We may seek to access the public or private equity markets at any time. The sale of additional equity securities would result in additional dilution to our stockholders. We may also seek additional funding through strategic alliances, acquisitions of companies with cash balances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our investigational product development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or investigational product candidates and to pay royalties on future product sales. To the extent that we are unable to obtain third party funding for such expenses, we expect that increased expenses may result in future losses from operations. We are continually evaluating our existing portfolio and we may choose to divest or sell one or more of our products or investigational product candidates at any time. We cannot assure you that we will successfully develop our products under development or that our products, if approved for sale, will generate revenues sufficient to enable us to earn a profit.

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2009, excluding amounts already recorded on our consolidated balance sheet as accounts payable, and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. This table includes our enforceable and legally binding obligations and future commitments, as well as obligations related to all contracts that we are likely to continue, regardless of the fact that they were cancelable as of December 31, 2009. These do not include milestones, with the exception of the $1 million Phase 3 milestone payment due to Acrux for Luramist on or before April 1, 2010 and assumes non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating plans, which are subject to change:

	Payments Due by Period
Contractual obligations	Total	2010	2011-2013	2014-2015	Thereafter
	(in thousands)
Operating leases	$1,017	$678	$339	$—	$—
Manufacturing and other agreements	8,282	7,449	815	15	3
Clinical trials	18,664	18,664	—	—	—
Milestone payments	1,000	1,000	—	—	—
Notes payable	20,155	157	15,801	441	3,756
Interest payable	9,737	5,049	2,390	607	1,691

Total contractual obligations	$58,855	$32,997	$19,345	$1,063	$5,450

  Operating Leases

        We purchased our previously leased manufacturing facilities in Lakewood, New Jersey on December 22, 2005. In November 2006, we entered into a 30-month lease for our corporate headquarters located in Mountain View, California. The lease commenced on February 1, 2007. The base monthly rent is set at $1.85 per square foot or $26,000 per month. The lease expired on July 31, 2009. On December 16, 2008, we entered into a first amendment to this lease. Under the terms of the amended lease, we will continue to lease the office space for our corporate headquarters for a two-year period commencing on August 1, 2009 and expiring on July 31, 2011. The base monthly rent is set at $1.64 per square foot or $23,000 per month. The amended lease allows us one option to extend the term of the lease for one year from the expiration of the lease. On November 12, 2009, we entered into a second amendment to this lease. The second amendment commenced on January 1, 2010, expires on July 31, 2011 and expands the leased space. The base rent for the expansion space is set at $2.25 per square foot or $8,500 per month. The option to extend the term of the amended lease for one year from the expiration of the lease applies to this expansion space as well.

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

        Manufacturing Agreements

        In November 2002, we entered into a manufacturing agreement to purchase alprostadil from a supplier beginning in 2003 and ending in 2008. In May 2007, we amended the terms of this agreement and our remaining commitment is to purchase a minimum total of $765,000 of product in 2011.

        Other Agreements

        We have remaining commitments under various general and administrative services agreements totaling $2.4 million at December 31, 2009, including $1.3 million related to Leland F. Wilson's Employment Agreement (see paragraph below). We have also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at December 31, 2009, our remaining commitment under these agreements totaled $1.9 million. We have entered into marketing promotion and related agreements for our erectile dysfunction product, MUSE. At December 31, 2009, our remaining commitment under the MUSE agreements totaled $1.6 million. In addition, we have entered into agreements related to the pre-commercialization of Qnexa for obesity. The remaining commitments under these agreements totaled $1.6 million at December 31, 2009.

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

  Clinical Trials

        We have entered into various agreements with clinical consultants, investigators, clinical suppliers and clinical research organizations to perform clinical trial management and clinical studies on our behalf and, at December 31, 2009, our remaining commitment under these agreements totaled $18.7 million, which includes nearly all of the accrued research and clinical expenses of $2.4 million in the consolidated balance sheet as of December 31, 2009. We make payments to these providers based upon the number of patients enrolled and the length of their participation in the trials. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

  Notes Payable and Interest Payable

        Crown Loan

        On January 4, 2006, we obtained a $5.4 million mortgage loan from Crown. The land and buildings, among other assets, located at our principal MUSE manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for these Agreements. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5%, 7.5% and 9.25% for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, we have a principal balance of $4.9 million remaining on the Crown loan.

        We have included in the above table the estimated interest payments based upon current interest rates that we expect to make in accordance with the terms of the loan agreement. However, should we decide to prepay the loan, there would be a prepayment premium, in lieu of the interest payable in the above table, which would have been 2% at December 31, 2009 (the fourth year of the loan term). If prepayment occurs in the fifth year or thereafter, the premium would be 1%.

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

        In accordance with Emerging Issues Task Force Issue 88-18, Sale of Future Revenues, as codified in FASB ASC 605, the FARA transaction is in substance a financing arrangement, or loan that will be repaid by us. The minimum repayment amount would be $17 million, the amount of the unconditional put option held by Deerfield Affiliates, plus royalties paid on MUSE sales, and avanafil sales if approved, during the term of the agreement. Accordingly, we have recorded the advances from the Deerfield Affiliates, net of the $2 million option right payment and related fees and expenses, as a loan. We have received all of the required advances under the financing arrangement and recorded a loan of $17 million, the minimum amount owed under the FARA. The $17 million loan is lower than the contractual amounts owed if we exercise our call option of $23 million to $26 million, or if the Deerfield Affiliates require us to purchase the shares as a result of a Major Transaction (see Note 6: "Deerfield Financing"). Using the interest method under APB Opinion No. 21, Interest on Receivables and Payables, as codified in FASB ASC topic 835, Interest, subtopic 30, Imputation of Interest or ASC 835-30, interest on the loan will be calculated and recognized over three years, which is the estimated term of the loan based on the earliest date that the Deerfield Affiliates could require us to repay the amounts advanced. The Deerfield Affiliates will receive a quarterly payment based on net sales of MUSE. The above Contractual Obligations table includes estimated interest payable on the principal owing at December 31, 2009 from the Deerfield Financing based upon a 31% imputed effective interest rate whereas actual quarterly royalty payments are based upon a percentage of net MUSE sales at a rate substantially lower than the imputed effective interest rate used to calculate interest expense.

Additional Payments

        We have entered into development, license and supply agreements that contain provisions for payments upon completion of certain development, regulatory and sales milestones. Due to the uncertainty concerning when and if these milestones may be completed or other payments are due, we have not included these potential future obligations in the above table.

  Mitsubishi Tanabe Pharma Corporation

        In January 2001, we entered into an exclusive development, license and supply agreement with Tanabe Seiyaku Co., Ltd., or Tanabe, now Mitsubishi Tanabe Pharma Corporation, or MTPC, and hereinafter referred to as MTPC, for the development and commercialization of avanafil, a PDE5 inhibitor compound for the oral and local treatment of male and female sexual dysfunction. Under the terms of the agreement, MTPC agreed to grant an exclusive license to us for products containing avanafil outside of Japan, North Korea, South Korea, China, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Vietnam and the Philippines. We agreed to grant MTPC an exclusive, royalty-free license within those countries for oral products that we develop containing avanafil. In addition, we agreed to grant MTPC an exclusive option to obtain an exclusive, royalty-bearing license within those countries for non-oral products that we develop containing avanafil. MTPC agreed to manufacture and supply us with avanafil for use in clinical trials, which will be our primary responsibility.

        We have paid upfront licensing fees of $5 million to MTPC and have agreed to make additional payments upon the completion of certain development, regulatory and sales milestones. During the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil, which triggered one of the clinical development milestone criteria noted above. We paid MTPC $2 million in connection with this milestone in 2006. We have further agreed to pay royalties on net sales of products containing avanafil. No payments were made under this agreement with MTPC in the years ended December 31, 2007 and 2008; however, we paid MTPC $4 million in January 2009 following the enrollment in December 2008 of the first patient in the first Phase 3 clinical studies. We expect to make other substantial payments to MTPC in accordance with our agreements with MTPC as we continue to develop and, if approved for sale, commercialize avanafil for the oral treatment of male sexual dysfunction. Such potential future milestone payments total $15 million in the aggregate and include payments upon: the first submission of an NDA; obtainment of the first regulatory approval in the United States and any major European country; and achievement of $250 million or more in calendar year sales.

        The term of the MTPC agreement is based on a country-by-country and on a product-by-product basis. The term shall continue until the later of (i) ten years after the date of the first sale for a particular product, or (ii) the expiration of the last-to-expire patents within the MTPC patents covering such product in such country. In the event that our product is deemed to be (i) insufficiently effective or insufficiently safe relative to other PDE5 inhibitor compounds based on published information, or (ii) not economically feasible to develop due to unforeseen regulatory hurdles or costs as measured by standards common in the pharmaceutical industry for this type of product, we have the right to terminate the agreement with MTPC with respect to such product.

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

        In November 2006, we were notified of certain claims by Acrux regarding the Luramist agreements. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux's demand sought a reversion of all rights assigned to us related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. We asserted counterclaims against Acrux in the arbitration and sought the enforcement of our rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of VIVUS that we were in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that we were not in breach of the Luramist license agreement and that we had used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in our favor on our counter claim that Acrux had breached the Luramist license agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel has ordered Acrux to turn over certain information to us that was previously withheld in violation of the agreement by Acrux. After the parties failed to agree on a new Outside Date by which we are to commence our first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. Acrux will be eligible to receive the previously agreed upon Phase 3 milestone payment of $1 million to be paid out at the earlier of the start of Phase 3 trials or the Outside Date. The milestone is due in six monthly installments of $166,667 for each month of delay in commencing Phase 3 after the Outside Date until the milestone is paid in full. There can be no assurance that Acrux would not continue to pursue legal action against us if we do not commence the first Phase 3 trial by the Outside Date. This milestone payment has been included in the table of contractual obligations above.

  Other

        On October 16, 2001, we entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational product development program for Qnexa for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to us with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, we have paid a total of $220,000 to Dr. Najarian through December 31, 2009 and have issued him options to purchase 40,000 shares of our common stock. We are obligated under the terms of the Assignment Agreement to make a milestone payment of $1 million and issue an option to purchase 20,000 shares of our common stock to Dr. Najarian upon marketing approval by the United States Food and Drug Administration of a product for the treatment of obesity that is based upon the Combination Therapy and Patents. This assignment will require us to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that we decide not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined VIVUS as a part-time employee and currently serves as our Principal Scientist.

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

Recent Accounting Pronouncements

        In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements Disclosures, which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The Company does not anticipate that the adoption of this statement effective January 1, 2010 will materially expand its consolidated financial statement footnote disclosures.

        In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition), or ASU 2009-13, and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software), or ASU 2009-14. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the effect of the adoption of ASU 2009-13 and ASU 2009-14 on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, as codified in FASB ASC topic 105, Generally Accepted Accounting Principles, or ASC 105. This statement establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The adoption of this statement effective September 30, 2009 did not have a material effect on our consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), as codified in ASC 810. This statement amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise's involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective for our fiscal year beginning January 1, 2010. We do not believe that the adoption of this statement will have a material effect on our consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events, as codified in FASB ASC topic 855, Subsequent Events. This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard is based on the same principles that currently exist in the auditing standards. U.S. GAAP requires disclosure for certain non-recognized subsequent events, the nature of the event and an estimate of its financial effect or a statement that such an estimate cannot be made. The adoption of this statement effective June 30, 2009 did not have a material effect on our consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, as codified in FASB ASC topic 825-10, Financial Instruments. This statement requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This statement also requires those disclosures in summarized financial information at interim reporting periods. This statement is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. It does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this statement requires comparative disclosures only for periods ending after initial adoption. On June 30, 2009, we adopted this statement, which did not have a material effect on the determination or reporting of our financial results.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, as codified in FASB ASC topic 320-10, Investments—Debt and Equity Securities, or ASC 320. This statement amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This statement modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The statement does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this statement requires comparative disclosures only for periods ending after initial adoption. On June 30, 2009, we adopted this statement, which did not have a material effect on the determination or reporting of our financial results.

        In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as codified in ASC 820-10. This statement provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This statement includes guidance on identifying circumstances that indicate a transaction is not orderly. The statement also provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If we were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and we may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. It does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this statement requires comparative disclosures only for periods ending after initial adoption. On June 30, 2009, we adopted this statement, which did not have a material effect on the determination or reporting of our financial results.

        In October 2008, the FASB issued FASB Staff Position, or FSP, SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, as codified in ASC 820. This statement clarifies the application of fair value in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. This statement is effective for all periods presented in accordance with SFAS No. 157. The guidance in this statement was effective immediately and did not have a significant impact on our consolidated financial position or results of operations upon adoption. See Note 2: "Cash, Cash Equivalents and Available-for-Sale Securities" to the notes to consolidated financial statements in this Form 10-K for information and related disclosures regarding our fair value measurements.

        In February 2008, the FASB issued FSP SFAS 157-2, as codified in ASC 820, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (items that are remeasured at least annually). This statement deferred the effective date of SFAS 157 for non-financial assets and non-financial liabilities until our fiscal year beginning on January 1, 2009. On January 1, 2009, we adopted this statement, which did not have a material impact on our consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, as codified in FASB ASC topic 805, Business Combinations, or ASC 805. This statement changes several underlying principles in applying the purchase method of accounting. Among the significant changes, it requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. This statement also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, it requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. On January 1, 2009, we adopted this statement, which did not have a material impact on our consolidated financial position or results of operations.

        In September 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-01, Accounting for Collaborative Agreements, or EITF 07-01, as codified in ASC 605. This statement defines collaborative agreements as contractual arrangements that involve a joint operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and that are exposed to significant risks and rewards dependent on the commercial success of the activity. The statement provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires additional disclosures about a company's collaborative arrangements. On January 1, 2009, we adopted this statement, which did not have a material impact on our consolidated financial position or results of operations.

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

Market and Interest Rate Risk

        Our cash, cash equivalents and available-for-sale securities as of December 31, 2009 consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our board of directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

        Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates reduces the fair value of our available-for-sale securities at December 31, 2009 by approximately $585,000. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

        Recently, there has been concern in the credit markets regarding the value of a variety of mortgage-backed and auction rate securities and the resultant effect on various securities markets. In addition, continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession and fears of a possible depression. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many ways including making it more difficult for us to raise funds if necessary and may cause stock price volatility. Our investment policy, as approved by our board of directors, allows us to invest in cash, cash equivalents and available-for-sale securities that are not federally insured. Given the current economic instability, we cannot provide assurance that we will not experience losses on these investments.

        We are also exposed to interest rate risk on the $4.9 million loan payable to Crown Bank, N.A. as of December 31, 2009. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. The interest rate was 7.5%, 7.5% and 9.25% for the years ended December 31, 2009, 2008 and 2007, respectively.

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

        When the dollar strengthens against foreign currencies, the dollar value of foreign-currency-denominated revenue decreases; when the dollar weakens, the dollar value of the foreign-currency-denominated revenue increases. The Company invoices its international distributors based on an agreed transfer price per unit in United States dollars, which is subject to revision upon quarterly reconciliations based on contractual formulas. Final pricing for product shipments to international distributors is subject to contractual formulas based on the distributor's net realized price in the local currency to its customers. The Company recognizes additional revenue, if any, or reductions to the transfer price, upon finalization of pricing with its international distributors. Accordingly, changes in exchange rates, and in particular a strengthening of the dollar, may adversely affect our international revenue as expressed in dollars.

Item 8.    Financial Statements and Supplementary Data

VIVUS, INC.

1.
Index to Consolidated Financial Statements

        The following financial statements are filed as part of this Report:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VIVUS, Inc.

        We have audited the accompanying consolidated balance sheets of VIVUS, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of VIVUS, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, on January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurement (included in Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VIVUS, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2010 expressed an unqualified opinion thereon.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, CA

March 8, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of VIVUS, Inc.

        We have audited VIVUS, Inc.'s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VIVUS, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, VIVUS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VIVUS, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 8, 2010 expressed an unqualified opinion thereon.

/s/ ODENBERG, ULLAKKO, MURANISHI & CO. LLP

San Francisco, CA

March 8, 2010

VIVUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$40,750	$66,121
Available-for-sale securities	166,241	121,789
Accounts receivable (net of allowance for doubtful accounts of $27 and $23 at December 31, 2009 and 2008, respectively)	7,259	4,157
Inventories, net	2,702	3,041
Prepaid expenses and other assets	6,410	3,744

Total current assets	223,362	198,852
Property, plant and equipment, net	5,970	6,726
Restricted cash	700	700
Available-for-sale securities	—	1,344

Total assets	$230,032	$207,622

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,485	$17,205
Accrued product returns	3,026	2,865
Accrued research and clinical expenses	2,426	6,435
Accrued chargeback reserve	1,617	1,379
Accrued employee compensation and benefits	3,072	2,394
Accrued and other liabilities	3,421	1,836
Deferred revenue	463	31,858

Total current liabilities	22,510	63,972
Notes payable—net of current portion	19,998	11,177
Deferred revenue	798	1,260

Total liabilities	43,306	76,409

Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock; $.001 par value; 200,000 shares authorized at December 31, 2009 and 2008; 80,607 and 69,667 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	81	70
Additional paid-in capital	420,708	310,558
Accumulated other comprehensive income (loss)	(3)	354
Accumulated deficit	(234,060)	(179,769)

Total stockholders' equity	186,726	131,213

Total liabilities and stockholders' equity	$230,032	$207,622

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Years Ended December 31
	2009	2008	2007
Revenue:
United States product, net	$15,836	$14,974	$15,020
International product	2,347	3,076	4,332
License and other revenue	31,858	84,183	35,346

Total revenue	50,041	102,233	54,698

Operating expenses:
Cost of goods sold and manufacturing expense	11,950	11,956	12,097
Research and development	71,075	76,996	26,681
Selling, general and administrative	21,033	18,904	17,374

Total operating expenses	104,058	107,856	56,152

Loss from operations	(54,017)	(5,623)	(1,454)
Interest (expense) income:
Interest income, net	2,019	4,439	4,703
Interest expense	(4,079)	(1,064)	(538)
Other-than-temporary loss on impaired securities	(654)	(7,689)	—

Total interest (expense) income	(2,714)	(4,314)	4,165

Income (loss) before benefit (provision) for income taxes	(56,731)	(9,937)	2,711
Benefit (provision) for income taxes	2,440	(3)	(5,095)

Net loss	$(54,291)	$(9,940)	$(2,384)

Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of taxes	(357)	422	(57)

Comprehensive loss	$(54,648)	$(9,518)	$(2,441)

Net loss per share:
Basic and diluted	$(0.75)	$(0.16)	$(0.04)
Shares used in per share computation:
Basic and diluted	72,779	63,724	58,522

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount				Total
Balances, December 31, 2006	58,144	58	$221,744	$(11)	$(168,651)	$53,140
Sale of common stock through employee stock purchase plan	83	—	295	—	—	295
Exercise of common stock options for cash	646	1	2,414	—	—	2,415
Share-based compensation expense	—	—	3,903	—	—	3,903
Excess tax benefit of share-based compensation plans	—	—	1,649	—	—	1,649
Reclassification of income taxes payable to accumulated deficit	—	—	—	—	1,206	1,206
Net unrealized loss on securities	—	—	—	(57)	—	(57)
Net loss	—	—	—	—	(2,384)	(2,384)

Balances, December 31, 2007	58,873	59	230,005	(68)	(169,829)	60,167
Sale of common stock through employee stock purchase plan	64	—	275	—	—	275
Exercise of common stock options for cash	738	1	2,182	—	—	2,183
Share-based compensation expense	—	—	4,718	—	—	4,718
Proceeds from private placement of common stock	9,992	10	74,990	—	—	75,000
Issue costs for private placement of common stock	—	—	(1,612)	—	—	(1,612)
Net unrealized gain on securities	—	—	—	422	—	422
Net loss	—	—	—	—	(9,940)	(9,940)

Balances, December 31, 2008	69,667	70	310,558	354	(179,769)	131,213
Sale of common stock through employee stock purchase plan	99	—	361	—	—	361
Exercise of common stock options for cash	491	1	2,349	—	—	2,350
Share-based compensation expense	—	—	4,791	—	—	4,791
Proceeds from underwritten public offering of common stock	10,350	10	108,665	—	—	108,675
Issue costs for underwritten public offering of common stock	—	—	(6,016)	—	—	(6,016)
Net unrealized loss on securities	—	—	—	(357)	—	(357)
Net loss	—	—	—	—	(54,291)	(54,291)

Balances, December 31, 2009	80,607	$81	$420,708	$(3)	$(234,060)	$186,726

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(54,291)	$(9,940)	$(2,384)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Provision for doubtful accounts	4	(6)	4
Provision for excess inventory	487	213	98
Depreciation	1,164	1,141	1,080
Net realized (gain)/loss on investments	(1,085)	979	1,033
Other-than-temporary loss on impaired securities	654	7,689	—
Share-based compensation expense	4,791	4,718	3,903
Excess tax benefits related to share-based compensation expense	—	—	(1,649)
Gain on disposal of property and equipment	—	—	(15)
Sale of Evamist assets	—	—	559
Changes in assets and liabilities:
Accounts receivable	(3,106)	51	152
Inventories	(148)	(687)	452
Prepaid expenses and other assets	(2,666)	1,149	(2,485)
Accounts payable	(8,720)	9,437	5,666
Accrued product returns	161	367	25
Accrued research and clinical expenses	(4,009)	4,953	1,022
Accrued chargeback reserve	238	65	(217)
Accrued employee compensation and benefits	678	395	509
Deferred revenue	(31,857)	(84,183)	114,522
Income taxes payable	—	—	1,610
Accrued and other liabilities	1,573	105	197

Net cash provided by (used for) operating activities	(96,132)	(63,554)	124,082

Cash flows from investing activities:
Property and equipment purchases	(408)	(450)	(301)
Proceeds from sale of property and equipment	—	—	19
Short-term investments transferred from cash and cash equivalents	—	—	(68,283)
Investment purchases	(220,606)	(123,381)	(97,041)
Proceeds from sale/maturity of securities	177,572	133,674	36,805

Net cash provided by (used for) investing activities	(43,442)	9,843	(128,801)

Cash flows from financing activities:
Proceeds from notes payable	10,000	7,556	379
Payments of notes payable	(1,167)	(1,408)	(6,809)
Exercise of common stock options	2,350	2,183	2,415
Excess tax benefits related to share-based compensation expense	—	—	1,649
Sale of common stock through employee stock purchase plan	361	275	295
Net proceeds from issuance of common stock	102,659	73,388	—

Net cash provided by (used for) financing activities	114,203	81,994	(2,071)

Net increase (decrease) in cash and cash equivalents	(25,371)	28,283	(6,790)
Cash and cash equivalents:
Beginning of year	66,121	37,838	44,628

End of year	$40,750	$66,121	$37,838

Supplemental cash flow disclosure:
Interest paid	$2,861	$831	$518

Income taxes paid	$16	$64	$4,414

Non-cash investing and financing activities:
Reclassification of income taxes payable to accumulated deficit	$—	$—	$1,206

Unrealized gain (loss) on securities	$(357)	$422	$(57)

See accompanying notes to consolidated financial statements.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Significant Accounting Policies

Business

        VIVUS is a biopharmaceutical company, incorporated in 1991, developing innovative, next-generation therapies to address unmet needs in obesity and related morbidities including sleep apnea and diabetes and sexual health. The Company's lead product in clinical development, Qnexa®, has completed Phase 3 clinical trials for the treatment of obesity and an NDA was submitted to the FDA in December 2009. Qnexa is also in Phase 2 clinical development for the treatment of sleep apnea and type 2 diabetes. In the area of sexual health, VIVUS is in Phase 3 development with avanafil, a PDE5 inhibitor for the treatment of erectile dysfunction, and in Phase 2 development of Luramist™ for the treatment of hypoactive sexual desire disorder, or HSDD, in women. MUSE® (alprostadil), a first generation therapy for the treatment of ED, is already on the market and generating revenue for VIVUS. Current and investigational product candidates in development will encompass patented proprietary formulations and novel delivery systems. Investigational products may be developed by seeking new indications for previously approved pharmaceutical products.

        At December 31, 2009, the Company's accumulated deficit was approximately $234.1 million. Based on current plans, management expects to incur further losses for the foreseeable future. Management believes that the Company's cash, cash equivalents, and available-for-sale securities at December 31, 2009 will be sufficient to meet the Company's obligations into 2011. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance its future cash needs primarily through proceeds from equity or debt financing, loans and collaborative agreements with corporate partners.

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

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At December 31, 2009, all cash equivalents are invested in money market funds and U.S. Treasury securities. These accounts are recorded at cost, which approximates fair value.

        Cash with restrictions for a period of greater than 12 months is classified as restricted cash, a non-current asset.

Available-for-Sale Securities

        The Company focuses on liquidity and capital preservation in its investments in available-for-sale securities. The Company's investment policy, as approved by the Audit Committee of the Board of Directors, allows it to invest its excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities in accordance with its investment policy. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in the Company's portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired the Company would experience losses in the value of its portfolio which would have an adverse effect on its results of operations, liquidity and financial condition.

        The Company determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation at each balance sheet date. Marketable securities have been classified and accounted for as available-for-sale. The Company may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may sell these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets.

        Securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders' equity, unless the decline in value is deemed to be other-than-temporary and the Company intends to sell such securities before recovering their costs, in which case such securities are written down to fair value and the loss is charged to other-than-temporary loss on impaired securities. The Company evaluates its investment securities for other-than-temporary declines based on quantitative and qualitative factors. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income.

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

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, available-for-sale-securities and accounts receivable. The Company has established guidelines to limit its exposure to credit risk by placing investments with a number of high credit quality institutions, diversifying its investment portfolio and placing investments with maturities that maintain safety and liquidity within the Company's liquidity needs.

Inventories

        Inventories are valued at the lower of cost or market. The Company records inventory reserves for estimated obsolescence, unmarketable or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by the Company, additional inventory write-downs may be required. When the Company records inventory reserves, it establishes a new, lower cost basis for the inventory for accounting purposes. Accordingly, to the extent that this fully reserved inventory is used in production in the company, it was charged to cost of goods sold at a zero basis.

        The Company expenses a portion of its manufacturing overhead as period cost due to excess capacity.

Prepaid Expenses and Other Assets

        Prepaid expenses and other assets generally consist of deposits, other receivables and prepayments for future services. Prepayments are expensed when the services are received.

Property, Plant and Equipment

        Property, plant and equipment is stated at cost and includes land, buildings, building improvements, machinery and equipment, which includes tooling, computers and software, and furniture and fixtures. For financial reporting, depreciation is computed using the straight-line method over estimated useful lives of twenty years for buildings, and two to seven years for machinery and equipment, computers and software, and furniture and fixtures. Building improvements are amortized using the straight-line method over the estimated useful lives. Expenditures for repairs and maintenance, which do not extend the useful life of the property and equipment, are expensed as incurred. Upon retirement, the asset cost and related accumulated depreciation are relieved from the accompanying consolidated balance sheets. Gains and losses associated with dispositions are reflected as a component of other income, net in the accompanying consolidated statements of operations and other comprehensive income (loss).

        Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to an estimate of undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. The Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 2009.

Restricted Cash

        In connection with a $5.4 million mortgage loan from Crown Bank, N.A., or Crown, in the first quarter of 2006, the Company provided a $700,000 Certificate of Deposit held by Crown as collateral on the loan, classified as restricted cash in the accompanying consolidated balance sheets.

Fair Value

        On January 1, 2008, the Company adopted SFAS No. 157 Fair Value Measurements, as codified in FASB ASC 820, Fair Value Measurements and Disclosures, or ASC 820, and effective October 10, 2008, the Company adopted FSP No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. On January 1, 2009, the Company adopted SFAS No 157 with respect to non-financial assets and non-financial liabilities. On June 15, 2009, the Company adopted FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Assets or Liabilities Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Adoption of the provisions of these standards did not have a material effect on the Company's financial position.

        Financial Instruments Measured at Fair Value.    Cash and cash equivalents and available-for-sale financial instruments are carried at fair value and the Company makes estimates regarding valuation of these assets measured at fair value in preparing the consolidated financial statements.

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

        These types of instruments have included certain corporate bonds, mortgage-backed securities and asset-backed securities. The Company has no Level 3 securities at December 31, 2009. Level 3 is comprised of unobservable inputs that are supported by little or no market activity. These instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. Level 3 may still include some observable inputs such as yield spreads derived from markets with limited activity. Level 3 financial assets include securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation.

        The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

the Company in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

  Fair Value Measurements

        As of December 31, 2009, the Company's cash and cash equivalents and available-for-sale securities measured at fair value on a recurring basis totaled $207 million. All of the Company's cash and cash equivalents and available-for-sale securities are cash, money market instruments and U.S. Treasury securities and these are classified as Level 1. The valuation techniques used to measure the fair values of these financial instruments were derived from quoted market prices, as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exists.

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

International

        The Company has supply agreements with Meda AB, or Meda, to market and distribute MUSE internationally in some Member States of the European Union. In Canada, the Company entered into a license and supply agreement with Paladin Labs, Inc., or Paladin, for the marketing and distribution of MUSE. Sales to Meda for 2009, 2008, and 2007 were 94%, 93%, and 95.8% of international sales, respectively. The balance of international sales was made to Paladin.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

        The Company invoices its international distributors based on an agreed transfer price per unit, in United States dollars, which is subject to revision upon quarterly reconciliations based on contractual formulas. Final pricing for product shipments to international distributors is subject to contractual formulas based on the distributor's net realized price in the local currency to its customers. The Company recognizes additional revenue, if any, or reductions to revenue, upon finalization of pricing with its international distributors. International distributors generally do not have the right to return products unless the products are damaged or defective.

        The Company initially received a $1.5 million upfront payment in connection with the international supply agreement signed with Meda in September 2002. In January 2006, the Company also received a milestone payment from Meda of $2 million. The milestone payment provides Meda with the right to continue to sell and distribute MUSE in its European Union territories. These amounts were recorded as deferred revenue and are being recognized ratably over the term of the supply agreement. Through December 31, 2009, $2.3 million has been recognized as revenue.

License and Other Revenue

        The Company recognizes license revenue in accordance with the Securities and Exchange Commission's, or SEC's, Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables, as codified in FASB ASC topic 605, Revenue Recognition, or ASC 605. Revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered item has standalone value to the customer, and whether there is objective, reliable evidence of the fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria are identified and applied to each of the units.

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

        Under the terms of the transaction, K-V reimbursed the Company for $1.5 million of the $3 million milestone payment paid by the Company to Acrux upon FDA Approval of the NDA.

Advertising and Sales Promotion Expenses

        Advertising and sales promotion expenses are charged to expense as incurred. The Company incurred $34,000 in 2009, $6,000 in 2008 and $1.2 million in 2007 in advertising and sales promotion costs related to its marketed product, MUSE.

Shipping and Handling Costs

        Shipping costs included in "Selling, General and Administrative" for the years ended December 31, 2009, 2008 and 2007 are $192,000, $228,000 and $216,000, respectively. Handling costs included in "Cost of Goods Sold and Manufacturing Expense" for the years ended December 31, 2009, 2008 and 2007 are $312,000, $362,000 and $330,000, respectively.

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

Product Returns

        The Company has estimated reserves for product returns from wholesalers, hospitals and pharmacies in the United States. The Company estimates its reserves by utilizing historical information and data obtained from external sources. The Company records reserves for anticipated returns of expired or damaged product in the United States. The Company follows this method since reasonably dependable estimates of product returns can be made based on historical experience. Revisions in returns estimates are charged to income in the period in which the facts that give rise to the revision become known. There is no right-of-return on expired product sold internationally subsequent to shipment; thus, no returns reserve is needed. The Company routinely assesses its experience with product returns and adjusts the reserves accordingly. If actual product returns are greater than the Company's estimates, additional reserves may be required.

Government Chargebacks, Rebates and Sales Reserves

        The Company has estimated reserves for government chargebacks for goods purchased by certain federal government organizations including the Veterans Administration, and other rebate programs, including those with managed care organizations, and cash discounts for prompt payment. The Company estimates its reserves by utilizing historical information, current contract and statutory requirements, estimated customer inventory levels and data obtained from external sources. In estimating government chargeback reserves, the Company analyzes actual government chargeback and rebate amounts paid and applies chargeback rates to estimate of the quantity of units subject to chargeback. The Company routinely assesses its experience with government chargebacks and other rebates and adjusts the reserves accordingly. If actual government chargebacks and other rebates are greater than the Company's estimates, additional reserves may be required. Revisions to estimates are charged to income in the period in which the facts that give rise to the revision become known.

Share-Based Payments

        The Company follows the fair value method of accounting for share-based compensation arrangements in accordance with SFAS 123R, Share-Based Payment, as codified in FASB ASC topic 718, Compensation—Stock Compensation, or ASC 718. Compensation expense is recognized, using a fair-value based method, for all costs related to share-based payments including stock options and restricted stock units and stock issued under the employee stock purchase plan. The Company estimates the fair value of share-based payment awards on the date of the grant using an option-pricing model. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective method of transition. The Company adopted the simplified method to calculate the beginning balance of the additional paid-in capital, or APIC, pool of excess tax benefits, and to determine the subsequent effect on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards. See Note 9: "Stock Option and Purchase Plans" for further discussion of the Company's stock-based compensation plans.

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

        The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company's analysis of all available evidence, both positive and negative, as of December 31, 2009, it was considered more likely than not that the Company's deferred tax assets would not be realized. However, should there be a change in the Company's ability to recover its deferred tax assets; the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it will recover its deferred tax assets.

        In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, as codified in FASB ASC 740-10, Income Taxes, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. FIN No. 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognizing, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation was effective for fiscal years beginning after December 15, 2006. The cumulative effect of adopting FIN No. 48 on January 1, 2007 was recognized as a change in accounting principle, recorded as an adjustment to the opening balance of accumulated deficit on the adoption date. As a result of the implementation of FIN No. 48, the Company recognized a decrease of approximately $1.2 million in its income tax liability, which resulted in a decrease of $1.2 million in accumulated deficit on January 1, 2007.

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

Net Income (Loss) Per Share

        The Company computes basic net income (loss) per share applicable to common shareholders based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the price exceeds the average market price over the period have an anti-dilutive effect on net income per share and, accordingly, are excluded from the calculation. When there is a net loss, other potentially dilutive common equivalent shares are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

        The computation of basic and diluted EPS for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
	(In thousands, except per share data)
Net loss	$(54,291)	$(9,940)	$(2,384)

Net loss per share—basic	$(.75)	$(.16)	$(.04)
Effect of dilutive securities	—	—	—

Net loss per share—diluted	$(.75)	$(.16)	$(.04)

Shares used in the computation of net loss per share—basic	72,779	63,724	58,522
Effect of dilutive securities	—	—	—

Diluted shares	72,779	63,724	58,522

        As the Company recognized a net loss for the years ended December 31, 2009, 2008 and 2007, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. Potentially dilutive options outstanding of 3,333,108, 3,282,348 and 2,828,510 at December 31, 2009, 2008 and 2007, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

Recent Accounting Requirements

        In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition), or ASU 2009-13, and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software), or ASU 2009-14. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the effect of the adoption of ASU 2009-13 and ASU 2009-14 on its consolidated financial statements.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, as codified in FASB ASC topic 105, Generally Accepted Accounting Principles, or ASC 105. This statement establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The adoption of this statement effective September 30, 2009 did not have a material effect on the Company's consolidated financial statements

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), as codified in ASC 810. This statement amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise's involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective for the Company's fiscal year beginning January 1, 2010. The Company does not believe that the adoption of this statement will have a material effect on its consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, Subsequent Events, as codified in FASB ASC topic 855, Subsequent Events. This statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The standard is based on the same principles that currently exist in the auditing standards. U.S. GAAP requires disclosure for certain non-recognized subsequent events, the nature of the event and an estimate of its financial effect or a statement that such an estimate cannot be made. The Company has evaluated subsequent events for the period from December 31, 2009, the date of these financial statements, to the date these financial statements are being filed with the Securities Exchange Commission ("SEC"). There were no events or transactions occurring during this subsequent event reporting period which require recognition in the financial statements.

        In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, as codified in FASB ASC topic 825-10, Financial Instruments. This statement requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This statement also requires those disclosures in summarized financial information at interim reporting periods. This statement is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. It does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this statement requires comparative disclosures only for periods ending after initial adoption. On June 30, 2009, the Company

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

adopted this statement, which did not have a material effect on the determination or reporting of its financial results.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, as codified in FASB ASC topic 320-10, Investments—Debt and Equity Securities, or ASC 320-10. This statement amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. It does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This statement modifies the requirements for recognizing other-than-temporarily impaired debt securities and revises the existing impairment model for such securities, by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The statement does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this statement requires comparative disclosures only for periods ending after initial adoption. On June 30, 2009, the Company adopted this statement, which did not have a material effect on the determination or reporting of its financial results.

        In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, as codified in ASC 820-10, Fair Value Measurements and Disclosures. This statement provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This statement also includes guidance on identifying circumstances that indicate a transaction is not orderly. The statement also provides guidance on how to determine the fair value of assets and liabilities in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. This statement is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The statement does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this statement requires comparative disclosures only for periods ending after initial adoption. On June 30, 2009, the Company adopted this statement, which did not have a material effect on the determination or reporting of its financial results.

        In October 2008, the FASB issued FASB Staff Position, or FSP, SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, as codified in ASC 820. This statement clarifies the application of SFAS No. 157 in a market that is not active and addresses application issues such as the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active and the use of market quotes when assessing the relevance of observable and unobservable data. This statement is effective for all periods presented in accordance with SFAS No. 157. The guidance in this statement was effective immediately and did not have a significant impact on the Company's consolidated financial position or

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

results of operations upon adoption. See Note 2: "Cash, Cash Equivalents and Available-for-Sale Securities" to the notes to consolidated financial statements in this Form 10-K for information and related disclosures regarding the Company's fair value measurements.

        In February 2008, the FASB issued FSP SFAS 157-2, as codified in ASC 820, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (items that are remeasured at least annually). This statement deferred the effective date of SFAS 157 for non-financial assets and non-financial liabilities until the Company's fiscal year beginning on January 1, 2009. On January 1, 2009, the Company adopted this statement, which did not have a material impact on its consolidated financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, as codified in FASB ASC topic 805, Business Combinations, or ASC 805. This statement changes several underlying principles in applying the purchase method of accounting. Among the significant changes, it requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. This statement also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, this statement requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. On January 1, 2009, the Company adopted this statement, which did not have a material impact on its consolidated financial position or results of operations.

        In September 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-01, Accounting for Collaborative Agreements, or EITF 07-01, as codified in ASC 605. This statement defines collaborative agreements as contractual arrangements that involve a joint operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and that are exposed to significant risks and rewards dependent on the commercial success of the activity. This statement provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires additional disclosures about a company's collaborative arrangements. On January 1, 2009, the Company adopted this statement, which did not have a material impact on its consolidated financial position or results of operations.

Note 2. Cash, Cash Equivalents and Available-for-Sale Securities

        The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at December 31, 2009 and 2008 are presented in the tables that follow.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Cash, Cash Equivalents and Available-for-Sale Securities (Continued)

        As of December 31, 2009 (in thousands):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$38,742	$38,742	$—	$—
U.S. Treasury securities	2,009	2,008	—	(1)

Total cash and cash equivalents	$40,751	$40,750	$—	$(1)

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$166,243	$166,241	$34	$(36)

Total available-for-sale securities	$166,243	$166,241	$34	$(36)

        As of December 31, 2008 (in thousands):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$66,121	$66,121	$—	$—

Total cash and cash equivalents	$66,121	$66,121	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities and debt securities of U.S. government agencies	$100,061	$100,412	$351	$—
Corporate bonds	8,393	8,387	—	(6)
Asset backed and other securities	12,981	12,990	10	(1)

Total available-for-sale securities	$121,435	$121,789	$361	$(7)

Available-for-sale securities, non-current	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Corporate bonds	$1,067	$1,067	$—	$—
Asset backed and other securities	277	277	—	—

Total available-for-sale securities, non current	$1,344	$1,344	$—	$—

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Cash, Cash Equivalents and Available-for-Sale Securities (Continued)

        The following table summarizes the Company's available-for-sale securities by the contractual maturity date as of December 31, 2009 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$166,243	$166,241

	$166,243	$166,241

        The following table summarizes the net realized gains (losses) on available-for-sale securities for the periods presented (in thousands):

	Years Ended December 31,
	2009	2008	2007
Realized gains	$1,637	$394	$2
Realized losses	(552)	(1,373)	(1,035)

Net realized gains (losses)	$1,085	$(979)	$(1,033)

        During the year ended December 31, 2009, the Company sold and received paydowns totaling $24 million of fixed income securities, which resulted in net realized gains of $1.1 million. During the year ended December 31, 2008, the Company sold and received paydowns totaling $85.2 million of fixed income securities which resulted in net realized losses of $979,000. In the ordinary course of business, the Company may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

        At December 31, 2009, the Company had the following cash equivalent and available-for-sale securities that were in an unrealized loss position (in thousands):

	Less Than 12 Months
December 31, 2009	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$(37)	$79,709

Total	$(37)	$79,709

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Cash, Cash Equivalents and Available-for-Sale Securities (Continued)

        At December 31, 2008, the Company had the following available-for-sale securities that were in an unrealized loss position but were not deemed to be other-than-temporarily impaired (in thousands):

	Less Than 12 Months		12 Months or Greater
December 31, 2008	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds	$(6)	$231	$—	$—
Asset backed and other securities	(1)	1,144	—	—

Total	$(7)	$1,375	$—	$—

        The gross unrealized losses reported above for December 31, 2009 and 2008 were primarily caused by general fluctuations in market interest rates from the respective purchase date of these securities through the end of those periods. The gross unrealized loss of $37,000 at December 31, 2009 is attributable to the Company's holding in 32 individual securities from one issuer, the U.S. Treasury.

        As the Company presently does not intend to sell its debt securities and believes it will not likely be required to sell the securities that are in an unrealized loss position before recovery of their amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

        As of December 31, 2009 and 2008, the temporary unrealized gains (losses) on cash, cash equivalents and available-for-sale securities, net of tax, of $(3,000) and $354,000, respectively, were included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. As of December 31, 2009, a significant portion of the available-for-sale securities that the Company held were investment grade with an average rating of AAA/Aaa.

        SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, FSP SFAS 115-2 and SFAS 124-4, Recognition and Presentation of Other-than-Temporary Impairments ("FSP 115-2/SFAS 124-2") and SAB Topic 5M, Accounting for Non-current Marketable Equity Securities, as codified in FASB ASC topic 320-10, Investments—Debt and Equity Securities, or ASC 320-10, provides guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. Effective for all periods ending after June 15, 2009, it provides additional guidance designed to create a greater clarity and consistency in accounting for and presenting impairment losses on securities. In reviewing its non-U.S. Government available-for-sale securities, the Company concluded that it intends to sell the debt securities before recovering their costs. Therefore, in accordance with the above recent guidance, the Company recognized an "other-than-temporary" impairment of $654,000 on these securities during the year ended December 31, 2009. The Company included this non-cash impairment charge in other-than-temporary loss on impaired securities in the consolidated statements of operations and other comprehensive loss. These securities covered a number of industries. At December 31, 2009, all available-for-sale securities were invested in U.S. Treasuries.

        During the Company's quarterly impairment assessments in 2008, the Company determined that a decline in value of certain securities was other-than-temporary. Accordingly, the Company recorded other-than-temporary impairment adjustments of $7.7 million in the year ended December 31, 2008. The Company included this non-cash impairment charge in other-than-temporary loss on impaired securities in the consolidated statements of operations and other comprehensive income (loss).

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

Fair Value Measurements

        Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, as codified in FASB ASC 820, Fair Value Measurements and Disclosures, or ASC 820, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Broadly, the framework clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

        As a basis for considering such assumptions, this statement establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its marketable securities at fair value.

        The following fair value hierarchy tables present information about the Company's assets (cash and cash equivalents and available-for-sale securities) measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Basis of Fair Value Measurements
	Balance at December 31, 2009	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$38,742	$38,742	$—	$—
U.S. Treasury securities	2,008	2,008	—	—

Total cash and cash equivalents	$40,750	$40,750	$—	$—

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Cash, Cash Equivalents and Available-for-Sale Securities (Continued)

	Basis of Fair Value Measurements
	Balance at December 31, 2009	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$166,241	$166,241	$—	$—

Total available-for-sale securities	$166,241	$166,241	$—	$—

Reported as:
Cash and cash equivalents	$40,750
Available-for-sale securities	166,241

Total	$206,991

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

        Fair values are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level 1 or Level 2 inputs for the determination of fair value in accordance with ASC 820. Third party pricing services normally derive the security prices through recently reported trades for identical or similar securities making adjustments through the reporting date based upon available market observable information. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities. Inputs that are often used in the valuation methodologies include, but are not limited to, benchmark yields, broker quotes, credit spreads, default

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Cash, Cash Equivalents and Available-for-Sale Securities (Continued)

rates and prepayment speeds. The Company performs a review of the prices received from third parties to determine whether the prices are reasonable estimates of fair value.

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

        The following tables present additional information about Level 3 assets measured at fair value on a recurring basis. Unobservable inputs are used to determine the fair value of positions that the Company has classified within the Level 3 category. The types of instruments valued based on Level 3 inputs included structured investment vehicles (SIVs) and residential and commercial mortgage asset backed securities issued in the United States.

        These Level 3 securities were valued using an independent pricing source that used their proprietary models. The Company reviewed the inputs and assumptions used in these fair value models for reasonableness.

        The changes in Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2009 were (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Activity for the Year Ended December 31, 2009	Corporate bonds	Asset backed and other securities	Total
Balance at December 31, 2008	$449	$1,865	$2,314
Transfers into Level 3(a)	—	459	459
Transfers out of Level 3(a)	—	—	—
Total realized/unrealized gains/(losses) included in net income/(loss)	248	(47)	201
Total unrealized gains/(losses) included in other comprehensive income/(loss)	—	—	—
Purchases, sales, issuances, and settlements, net
Purchases	—	—	—
Issuances	—	—	—
Sales	(697)	(2,277)	(2,974)
Settlements	—	—	—

Balance at December 31, 2009	$—	$—	$—

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Cash, Cash Equivalents and Available-for-Sale Securities (Continued)

        The changes in Level 3 assets measured at fair value on a recurring basis for the year ended December 31, 2008 were (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Activity for the Year Ended December 31, 2008	Corporate bonds	Asset backed and other securities	Total
Balance at December 31, 2007	$1,050	$282	$1,332
Transfers into Level 3(a)	9,783	5,993	15,776
Transfers out of Level 3(a)	(5,535)	(3,307)	(8,842)
Total realized/unrealized gains/(losses) included in net income/(loss)	(1,662)	(372)	(2,034)
Total unrealized gains/(losses) included in other comprehensive income/(loss)	(12)	20	8
Purchases, sales, issuances, and settlements, net
Purchases	—	—	—
Issuances	—	—	—
Sales	(3,175)	(751)	(3,926)
Settlements	—	—	—

Balance at December 31, 2008	$449	$1,865	$2,314

(a)
Transfers out of Level 3 are considered to occur at the beginning of the period. Transfers into Level 3 are considered to occur at the end of the period. Transfers into Level 3 were a result of increased use of input data that could not be validated with other market data, resulting from continued deterioration in the credit markets.

        As of December 31, 2009, the Company does not have any liabilities that are measured at fair value on a recurring basis.

        Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2009.

Note 3. Inventories

        Inventory balances, net of reserves of $1.6 million and $1.4 million, as of December 31, 2009 and 2008, respectively, consist of (in thousands):

	2009	2008
Raw materials and component parts	$2,381	$2,719
Work in process	52	40
Finished goods	269	282

Inventory, net	$2,702	$3,041

        Inventory balances serve as collateral for the Company's loans (see Note 6: "Deerfield Financing"). As noted above, the Company has recorded significant reserves against the carrying value

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Inventories (Continued)

of its inventory of raw material and certain component parts. The reserves relate primarily to inventories that the Company estimated would have no future use. In the second quarter of 2009, the Company increased the reserve for raw materials by $487,000 for a portion of its existing inventory of alprostadil that has exceeded its shelf life and is no longer usable in the manufacturing of MUSE. The Company determined that it would likely continue to use some portion of the fully reserved raw materials and component parts in production. The Company used $97,000 and $67,000 of its fully reserved component parts inventory during the years ended December 31, 2009 and 2008, respectively. In the years ended December 31, 2009 and 2008, the Company used $104,000 and $0, respectively, of its fully reserved raw materials inventory. As of December 31, 2009, the original cost of the fully reserved inventory is $438,000 related to component parts and $1.1 million related to raw materials. The Company intends to continue to use some portion of these reserved component parts and raw materials in production when appropriate.

Note 4. Property, Plant and Equipment

        Property, plant and equipment as of December 31, 2009 and 2008, respectively, consist of (in thousands):

	2009	2008
Land	$901	$901
Buildings	3,420	3,317
Machinery and equipment	17,980	17,868
Computers and software	2,789	2,703
Furniture and fixtures	1,396	1,366
Building improvements	11,984	11,954

	38,470	38,109
Accumulated depreciation	(32,500)	(31,383)

Property and equipment, net	$5,970	$6,726

        For the years ended December 31, 2009, 2008 and 2007, depreciation expense was $1.2 million, $1.1 million, and $1.1 million, respectively. Substantial balances of property, plant and equipment serve as collateral for the Company's loans (see Note 6: "Deerfield Financing" and Note 7: "Notes Payable").

Note 5. Prepaid Expenses and Other Assets

        Prepaid expenses and other assets as of December 31, 2009 and 2008, respectively, consist of (in thousands):

	2009	2008
Receivable from Food and Drug Administration	$2,140	$1,877
Refundable federal income taxes	2,447	156
Prepaid clinical studies	520	200
Interest receivable	474	368
Prepaid insurance	429	448
Other prepaid expenses and assets	400	695

Prepaid expenses and other assets	$6,410	$3,744

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Prepaid Expenses and Other Assets (Continued)

        The Company has paid product and establishment fees for its marketed product, MUSE, for the fiscal year 2008 of $653,000 (which was paid to the FDA in October 2007), for the fiscal year 2009 of $712,000 (which was paid to the FDA in September 2008) and for the fiscal year 2010 of $776,000 (which was paid in September 2009). The Company believes it is due a refund pursuant to Section 736(d)(1)(C) of the Federal Food, Drug and Cosmetic Act, or FDC Act, on the basis that the fees paid by the Company exceed the anticipated present and future costs incurred by the FDA in conducting the process for the review of the Company's human drug applications for VIVUS, Inc. The Company also paid product and establishment fees for MUSE for fiscal year 2007 in October 2006, for which it received a refund of $525,000 in May 2009, on this same basis. In addition, the Company paid an application fee to the FDA in September 2006 for the NDA for Evamist of $767,000, for which it received a refund in April 2008, again, on this same basis. In January 2010, the Company collected $2.4 million in refundable federal income taxes.

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

        The agreements also provide the Company with an option to purchase, and the Deerfield Affiliates with an option to compel the Company to purchase, or put right, the Deerfield Sub holding the royalty rights. If the Company exercises its right to purchase the Deerfield Sub, the net price will be $23 million if exercised before April 3, 2011, or $26 million if exercised after April 3, 2011 but before April 3, 2012 (the purchase prices are subject to other adjustments as defined in the agreement). After April 3, 2011, the Deerfield Affiliates may exercise the right to compel the Company to purchase the Deerfield Sub at a price of $17 million. This price could increase up to $26 million, and the timing of the sale of the shares could be accelerated under certain conditions including a change-in-control, sale of MUSE or avanafil, sale of major assets and the sale of securities in a transaction or a series of related transactions by the Company that exceed 20% of the Company's outstanding common stock at the date the Option and Put Agreement was signed if at the time of the sale the Company's market capitalization is below $300 million (each, a Major Transaction). Under these conditions, the cost of the shares of the Deerfield Sub would be $23 million on or before April 3, 2011 and $26 million from April 3, 2011 through April 3, 2018. The sale of the shares of the Deerfield Sub could also accelerate if the Company's cash, cash equivalents and available for sale securities falls below $15 million or the Company's market capitalization falls below $50 million. The purchase prices under the put right are subject to other adjustments as defined in the agreements. If either party exercises its option, any

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Deerfield Financing (Continued)

further royalty payments would be effectively terminated. In exchange for the option right, the Company paid $2 million to the Deerfield Affiliates. The Company's intellectual property and all of the accounts receivable, inventory and machinery and equipment arising out of or relating to MUSE and avanafil are collateral for this transaction. At December 31, 2009, substantially all of the accounts receivable, inventory and machinery and equipment on the Company's consolidated balance sheet relates to MUSE and serves as collateral for this transaction.

        The Company has evaluated the Deerfield financing in accordance with FASB Financial Interpretation No., or FIN, 46(R), Consolidation of Variable Interest Entities, or FIN 46R, as codified in FASB ASC topic 810, Consolidation, or ASC 810, and determined that the Deerfield Sub may constitute a Variable Interest Entity, or VIE; however, the Company has also determined that it is not the primary beneficiary of this VIE at this time and has therefore concluded that the Company is not required to consolidate the Deerfield Sub (see Note 7: "Notes Payable").

Note 7. Notes Payable

Deerfield Financing

        In accordance with Emerging Issues Task Force (EITF) Issue 88-18, Sale of Future Revenues, as codified in FASB ASC 605, the FARA transaction is in substance a financing arrangement, or loan, that will be repaid by the Company. The minimum repayment amount would be $17 million, the amount of the unconditional put option held by the Deerfield Affiliates, plus royalties paid during the term of the agreement on sales of MUSE and, if approved, avanafil. Accordingly, the Company has recorded the advances from the Deerfield Affiliates, net of the $2 million option right payment and related fees and expenses, as a loan. The Company has received all of the required advances under the financing arrangement and has recorded this as a loan. The loan amount is lower than the contractual amounts owed if the Company exercises its call option of $23 million to $26 million, or if the Deerfield Affiliates require the Company to purchase the shares as a result of a "Major Transaction" (see Note 6: "Deerfield Financing"). Using the interest method under APB Opinion No. 21, Interest on Receivables and Payables, as codified in FASB ASC topic 835, Interest, subtopic 30, Imputation of Interest or ASC 835-30, interest expense on the loan will be calculated and recognized over three years, which is the estimated term of the loan based on the earliest date that the Deerfield Affiliates could require the Company to repay the amounts advanced. The Deerfield Affiliates will receive a quarterly payment based on net sales of MUSE. The initial imputed effective annual interest rate on the financing was approximately 32% as calculated based upon quarterly advances under the FARA, up to a loan balance of $17 million, offset by the estimated quarterly royalty payments to the Deerfield Affiliates. The imputed interest rate was revised to 31% at December 31, 2009 and 33% at December 31, 2008 based on the actual royalty payments made and the timing of payments and advances in 2009 and 2008, respectively. The imputed effective interest rate is utilized for purposes of calculating the interest expense only and does not reflect the amount of royalty paid to the Deerfield Affiliates on a quarterly basis. Quarterly royalty payments are based on a percentage of net MUSE sales at a rate substantially lower than the imputed effective interest rate used to calculate interest expense.

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

other assets, located at 735 Airport Road and 745 Airport Road in Lakewood, New Jersey, or the Facility. The Facility is the Company's principal manufacturing facility, which the Company purchased on December 22, 2005. Under the Agreements, the Company borrowed $5,375,000 on January 4, 2006 from Crown payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% and 7.5% for the years ended December 31, 2009 and 2008, respectively. Because the interest rate is variable, and based on a market rate, the carrying value of the debt approximates fair value. The Agreements contain prepayment penalties, and a requirement to maintain a depository account at Crown with a minimum collected balance of $100,000 which, if not maintained, will result in an automatic increase in the interest rate on the note of one-half percent (0.5%). The Facility, assignment of rents and leases on the Facility, and a $700,000 Certificate of Deposit held by Crown, classified as restricted cash, serve as collateral for these Agreements.

        Total long-term notes payable consist of the following (in thousands):

	December 31, 2009	December 31, 2008
Deerfield loan	$15,255	$6,277
Crown Bank N.A. loan	4,900	5,045

Total notes payable	20,155	11,322
Less current portion	(157)	(145)

Total long-term notes payable	$19,998	$11,177

        Current portion of notes payable is included under the heading "Accrued and other liabilities".

        Future minimum principal payments of the long-term notes payable as of December 31, 2009 are as follows (in thousands):

As of December 31, 2009	Deerfield Loan	Crown Bank N.A. Loan	Total
2010	$—	$157	$157
2011	15,255	169	15,424
2012	—	181	181
2013	—	197	197
2014	—	212	212
Thereafter	—	3,984	3,984

Total	$15,255	$4,900	$20,155

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Stockholders' Equity

Common Stock

        The Company is authorized to issue 200 million shares of common stock. As of December 31, 2009 and 2008, there were 80,607,481 and 69,667,163 shares, respectively, issued and outstanding.

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

        On September 17, 2009, the Company entered into an underwriting agreement, or the Underwriting Agreement, with J.P. Morgan Securities Inc., as representative of the several underwriters named therein, or the Underwriters, relating to the public offering and sale of 9,000,000 shares of the Company's common stock. Pursuant to the Underwriting Agreement, the Underwriters agreed to purchase, subject to customary closing conditions, 9,000,000 shares of the Company's common stock. The Company also granted the Underwriters a 30-day option to purchase up to 1,350,000 additional shares of common stock on the same terms and conditions as set forth above to cover over-allotments,

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Stockholders' Equity (Continued)

which the Underwriters exercised in full. The 10,350,000 shares were sold at a price to the public of $10.50 per share which resulted in approximately $108.7 million in gross proceeds to the Company before deducting underwriting discounts and commissions and other offering expenses. The transaction closed on September 23, 2009. The offering was made pursuant to the Company's effective shelf registration statement on Form S-3 (Registration No. 333-161948), including the prospectus dated September 16, 2009 contained therein, as supplemented.

Preferred Stock

        The Company is authorized to issue 5 million shares of undesignated preferred stock with a par value of $1.00 per share. As of December 31, 2009 and 2008, there are no preferred shares issued or outstanding. The Company may issue shares of preferred stock in the future, without stockholder approval, upon such terms as the Company's management and Board of Directors may determine.

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

        The 2001 Plan allows the Company to grant non-statutory stock options to employees, directors and consultants at a price to be determined by the Board of Directors. The term of the option is determined by the Board of Directors on the date of grant but shall not be longer than ten years. The 2001 Plan allows the Company to grant SPRs to employees and consultants. Sales of stock under SPRs are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. The Company has a right, but not the obligation, to repurchase the shares at the original sale price, which expires at a rate to be determined by the Board of Directors. As of December 31, 2009, no SPRs have been granted under the 2001 Plan.

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

        A summary of stock option award activity under these plans is as follows:

	Years Ended December 31,
	2009		2008		2007
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Balance at beginning of year	6,107,304	$4.80	5,348,501	$4.25	4,550,152	$4.21
Options:
Granted	2,132,382	$4.62	1,557,058	$6.05	1,688,278	$4.28
Exercised	(491,134)	$4.79	(698,262)	$3.40	(645,605)	$3.74
Cancelled	(194,776)	$5.01	(99,993)	$4.52	(244,324)	$5.20

Balance at end of year	7,553,776	$4.74	6,107,304	$4.80	5,348,501	$4.25

Exercisable at end of year	4,493,391	$4.63	3,739,766	$4.52	3,226,260	$4.35
Weighted average grant-date fair value of options granted during the year		$2.72		$3.33		$2.78

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

        A summary of restricted stock units award activity under the 2001 Plan as of December 31, 2009 and changes during the period then ended are presented below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Restricted stock units outstanding December 31, 2006	62,500	$2.04	4.7	$255,000
Granted	—	—
Vested	—	—
Forfeited	—	—

Restricted stock units outstanding December 31, 2007	62,500	2.04	3.7	$255,000
Granted	—	—
Vested	(62,500)	(2.04)
Forfeited	—	—

Restricted stock units outstanding December 31, 2008	—	—	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—

Restricted stock units outstanding, December 31, 2009	—	$—	—	$—

        There were no restricted stock units outstanding as of December 31, 2009.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stock Option and Purchase Plans (Continued)

Summary of Stock Options

        At December 31, 2009, stock options were outstanding and exercisable as follows:

Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2009	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable December 31, 2009	Weighted- Average Exercise Price
$2.95 - $4.23	3,599,716	6.9 years	$3.94	1,889,043	$3.69
$4.25 - $6.05	3,402,629	6.8 years	$5.12	2,290,115	$4.99
$6.10 - $8.08	551,431	6.1 years	$7.68	314,233	$7.68

$2.95 - $8.08	7,553,776	6.8 years	$4.74	4,493,391	$4.63

        The aggregate intrinsic value of outstanding options as of December 31, 2009 was $33.7 million, of which $20.5 million related to exercisable options.

        At December 31, 2009, 1,059,455 options remain available for grant. 1,000,000 of these shares were registered on a Form S-8 filed with the SEC on February 16, 2010. On January 22, 2010, the Company granted 1,054,385 of these options. During the year ended December 31, 2009, in accordance with the terms of the 2001 Plan, the Company transferred a net total of 15,500 expired plan shares to the 2001 Plan. Options under these plans generally vest over four years, and all options expire after 10 years

Stock Purchase Plan

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

        As of December 31, 2009, 1,279,754 shares have been issued to employees and there are 120,246 shares available for issuance under the Employee Stock Purchase Plan. The weighted average fair value of shares issued under the Stock Purchase Plan in 2009, 2008 and 2007 was $2.34, $1.76 and $1.42 per share, respectively.

Share-based Compensation Expense

        The Company accounts for share-based compensation in accordance with SFAS No. 123R, Share-Based Payment, as codified in FASB ASC topic 718, Compensation—Stock Compensation, or ASC 718, which was adopted January 1, 2006, utilizing the modified prospective transition method.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Stock Option and Purchase Plans (Continued)

        Total estimated share-based compensation expense, related to all of the Company's share-based awards, recognized for the years ended December 31, 2009, 2008 and 2007 was comprised as follows (in thousands, except per share data):

	December 31, 2009	December 31, 2008	December 31, 2007
Cost of goods sold and manufacturing expense	$688	$602	$526
Research and development	921	1,476	873
Selling, general and administrative	3,182	2,640	2,504

Share-based compensation expense before taxes	4,791	4,718	3,903
Related income tax benefits	—	—	—

Share-based compensation expense, net of taxes	$4,791	$4,718	$3,903

Net share-based compensation expense, per common share:
Basic and diluted	$0.07	$0.07	$0.07

        At December 31, 2009, a total of 7,553,776 stock options were outstanding under the Company's stock option plans. Stock-based compensation expense recognized for the years ended December 31, 2009 and 2008 included compensation expense for stock options granted prior to, but not yet vested as of January 1, 2006. Included in stock-based compensation expense for the year ended December 31, 2009 was $4.6 million related to stock options and $181,000 related to the employee stock purchase plan, net of the estimated forfeitures. Included in stock-based compensation expense for the year ended December 31, 2008 was $4.6 million related to stock options, $92,000 related to the employee stock purchase plan, and $60,000 related to restricted stock units, net of the estimated forfeitures.

        On December 19, 2007, the Compensation Committee of the Board of Directors approved an Employment Agreement with Leland Wilson, the Company's President and Chief Executive Officer. Among other things, the Employment Agreement modified the outstanding equity awards to Mr. Wilson providing for full acceleration with respect to all outstanding unvested equity awards upon his termination or retirement. The modification also extended the exercise period equal to the later of 12 months from termination or retirement of employment or 12 months from termination of service from the Board of Directors, subject to certain conditions. The additional time during which Mr. Wilson is allowed to exercise his options is considered a modification under SFAS 123R and resulted in additional net compensation expense of approximately $844,000, of which $299,000 was recognized immediately and for which the balance is being amortized and recognized over the new requisite service period. The fair value of each modified option grant was estimated on the date of modification using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield, expected volatility of between 43.6% and 67.6%, risk-free interest rate of between 3.3% and 3.7% and an expected term of between 1.2 and 7 years.

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

        As of December 31, 2009, unrecognized estimated compensation expense totaled $3.8 million related to non-vested stock options and $68,000 related to the employee stock purchase plan. The weighted average remaining requisite service period of the non-vested options was 1.2 years and of the employee stock purchase plan was 4.5 months.

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

        The following table sets forth information about the weighted-average assumptions used for options granted in the years ended December 31, 2009, 2008 and 2007:

	December 31,
	2009	2008	2007
Expected life (in years)	5.67	5.58	6.16
Volatility	65.49%	59.92%	67.54%
Risk-free interest rate	2.14%	2.73%	4.58%
Dividend yield	—	—	—

Note 10. Agreements

        In 2001, VIVUS entered into a Development, Licensing and Supply Agreement with Tanabe for the development of avanafil, an oral PDE5 inhibitor product candidate for the treatment of erectile dysfunction. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or MTPC. Under the terms of the 2001 Development, Licensing and Supply Agreement with Tanabe, the Company paid a $2 million license fee obligation to Tanabe in the year ended December 31, 2006. No payments were

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Agreements (Continued)

made under this agreement with MTPC in the year ended December 31, 2008; however, the Company paid MTPC $4 million in January 2009 following the enrollment in December 2008 of the first patient in the first Phase 3 clinical study. The Company expects to make other substantial payments to MTPC in accordance with its agreements with MTPC as the Company continues to develop and, if approved for sale, commercialize avanafil for the oral treatment of male sexual dysfunction. Such potential future milestone payments total $15 million in the aggregate and include payments upon: the first submission of an NDA; obtainment of the first regulatory approval in the United States and any major European country; and achievement of $250 million or more in calendar year sales.

        The term of the MTPC agreement is based on a country-by-country and on a product-by-product basis. The term shall continue until the later of (i) ten years after the date of the first sale for a particular product, or (ii) the expiration of the last-to-expire patents within the MTPC patents covering such product in such country. In the event that the Company's product is deemed to be (i) insufficiently effective or insufficiently safe relative to other PDE5 inhibitor compounds based on published information, or (ii) not economically feasible to develop due to unforeseen regulatory hurdles or costs as measured by standards common in the pharmaceutical industry for this type of product, the Company has the right to terminate the agreement with MTPC with respect to such product.

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

        On October 16, 2001, the Company entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational product development program for Qnexa for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to the Company with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, the Company has paid a total of $220,000 to Dr. Najarian through December 31, 2009 and has issued him options to purchase 40,000 shares of our common stock. The Company is obligated under the terms of the Assignment Agreement to make a milestone payment of $1 million and issue an option to purchase 20,000 shares of VIVUS' common stock to Dr. Najarian upon marketing approval by the United States Food and Drug

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Agreements (Continued)

Administration of a product for the treatment of obesity that is based upon the Combination Therapy and Patents. This assignment will require the Company to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that the Company decides not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined the Company as a part-time employee and currently serves as the Company's Principal Scientist.

        The Company has entered into several agreements to license patented technologies that are essential to the development and production of the Company's transurethral product for the treatment of erectile dysfunction. In connection with these agreements, the Company is obligated to pay royalties on product sales of MUSE (4% of United States and Canadian product sales and 3% of sales elsewhere in the world). In the years ended 2009, 2008 and 2007, the Company recorded royalty expenses of $783,000, $829,000 and $890,000, respectively, as cost of goods sold and manufacturing expense.

        International sales are transacted through distributors. The distribution agreements include certain milestone payments from the distributors to the Company including upon achieving established sales thresholds. To date, the Company has collected $3.6 million in milestone payments from its current international distributors.

Note 11. Interest Income, net

        The components of interest income, net were as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
Interest income	$934	$5,418	$5,736
Realized gains (losses) on marketable securities, net	1,085	(979)	(1,033)

Interest income, net	$2,019	$4,439	$4,703

Note 12. Commitments

Lease Commitments

        In November 2006, the Company entered into a 30-month lease for its corporate headquarters located in Mountain View, California. The lease commenced on February 1, 2007. The base monthly rent is set at $1.85 per square foot or $26,000 per month. The lease expired on July 31, 2009. On December 16, 2008, the Company entered into a first amendment to this lease. Under the terms of the amended lease, it will continue to lease the office space for its corporate headquarters for a two-year period commencing on August 1, 2009 and expiring on July 31, 2011. The base monthly rent is set at $1.64 per square foot or $23,000 per month. The amended lease allows the Company one option to extend the term of the lease for one year from the expiration of the lease. On November 12, 2009, the Company entered into a second amendment to this lease. The second amendment commenced on January 1, 2010, expires on July 31, 2011 and expands the leased space. The base rent for the expansion space is set at $2.25 per square foot or $8,500 per month. The option to extend the term of the amended lease for one year from the expiration of the lease applies to this expansion space as well.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Commitments (Continued)

        Future minimum lease payments under operating leases are as follows (in thousands):

2010	$678
2011	339

Total	$1,017

        Rent expense under operating leases totaled $531,000, $549,000 and $528,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Manufacturing Agreements

        In November 2002, the Company entered into a manufacturing agreement to purchase alprostadil from a supplier beginning in 2003 and ending in 2008. In May 2007, the terms of the agreement were amended to require the purchase of a minimum total of $2.3 million of product from 2007 through 2011. The Company's remaining commitment under this agreement is $765,000.

Other Agreements

        The Company has entered into various agreements with clinical consultants and clinical research organizations to perform clinical studies on its behalf and at December 31, 2009, its remaining commitment under these agreements totaled $18.7 million. The Company has remaining commitments under various general and administrative services agreements totaling $2.4 million at December 31, 2009, including $1.3 million related to Leland F. Wilson's Employment Agreement (see paragraph below). The Company has also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at December 31, 2009, its remaining commitment under these agreements totaled $1.9 million. The Company has entered into marketing promotion and related agreements for its erectile dysfunction product, MUSE. At December 31, 2009, its remaining commitment under these marketing agreements totaled $1.6 million. In addition, the Company has entered into agreements related to the pre-commercialization of Qnexa for obesity. The remaining commitments under these agreements totaled $1.6 million at December 31, 2009.

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

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Commitments (Continued)

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

        Pursuant to the terms of the Asset Purchase Agreement for the sale of the Evamist product to K-V, the Company made certain representations and warranties concerning its rights and assets related to Evamist and the Company's authority to enter into and consummate the transaction. The Company also made certain covenants that survive the closing date of the transaction, including a covenant not to operate a business that competes, in the United States, and its territories and protectorates, with the Evamist product. See Note 16: "Legal Matters" for further information regarding Acrux.

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

Note 13. Income Taxes

        Deferred income taxes result from differences in the recognition of expenses for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of the

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Income Taxes (Continued)

Company's deferred income tax assets as of December 31, 2009, 2008 and 2007 are as follows (in thousands):

	2009	2008
Deferred tax assets:
Net operating loss carry forwards	$63,836	$31,537
Research and development credit carry forwards	12,251	10,237
Inventory reserve	603	556
Accruals and other	8,021	7,359
Depreciation	5,816	4,851
Deferred revenue	483	12,747

	91,010	67,287
Valuation allowance	(91,010)	(67,287)

Total	$—	$—

        The Company makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

        As part of the process of preparing its consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating its current tax exposure under the most recent tax laws and assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets.

        The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company's analysis of all available evidence, both positive and negative, as of December 31, 2009, it was considered more likely than not that the Company's deferred tax assets would not be realized, and as a result, the Company recorded a valuation allowance for its deferred tax assets.

        The net increase in the valuation allowance for the years ended December 31, 2009, 2008 and 2007 was $23.7 million, $4.1 million, and $948,000, respectively. As of December 31, 2009, the Company had no significant deferred tax liabilities.

        For federal and state income tax reporting purposes, respective net operating loss, or NOL, carryforwards of approximately $170.5 million and $95.4 million are available to reduce future taxable income, if any. SFAS 123R prohibits recognition of a deferred income tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income taxes payable. Post adoption of SFAS 123R, the unrecognized deferred tax benefits totaled $1 million, of

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Income Taxes (Continued)

which $81,000 have been accounted for as a credit to additional paid-in capital, as they have been realized through a reduction in income taxes payable. For federal and state income tax reporting purposes, respective credit carryforwards of approximately $11 million and $1.9 million are available to reduce future taxable income, if any. These net operating loss and tax credit carryforwards, except for the California research and development credit, expire on various dates through 2029. The California research and development credits do not expire. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interest.

        The (benefit)/provision for income taxes is based upon (loss)/income before (benefit)/provision for income taxes as follows, for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Income (loss) before income taxes:
Domestic	$(56,731)	$(9, 956)	$3,138
International	—	19	(427)

Total income (loss) before taxes	$(56,731)	$(9,937)	$2,711

        The (benefit)/provision for income taxes consists of the following components for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Current
Federal	$(2,421)	$(8)	$4,026
State	10	24	1,069
Foreign	—	—	—

Total current (benefit)/provision for income taxes	$(2,411)	$16	$5,095

Deferred
Federal	$(29)	$(13)	$—
State	—	—	—
Foreign	—	—	—

Total deferred benefit for income taxes	$(29)	$(13)	$—

Total (benefit)/provision for income taxes	$(2,440)	$3	$5,095

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Income Taxes (Continued)

        A reconciliation between the U.S. federal statutory tax rate and the Company's effective tax rate is as follows, for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Tax at U.S. federal statutory rate	(35)%	(35)%	35%
State income taxes, net of federal tax effect	—	—	26
Change in valuation allowance	39	35	107
Foreign losses not benefited	—	—	6
Permanent items	1	10	30
Tax credits	(5)	(10)	(16)
Refund of prior taxes	(4)	—	—

Effective tax rate	(4)%	0%	188%

        During the year ended December 31, 2009, the Company recorded an anticipated benefit from filing a carryback claim of losses generated in 2008, pursuant to the IRS Revenue Procedure 2009-52. The Revenue Procedure was issued in the fourth quarter of 2009 and allows losses generated in 2008 or 2009 to be carried back up to five years. The Company also recorded an anticipated benefit of $30,000 related to refundable research and development tax credits due to enactment of the American Recovery and Reinvestment Act of 2009, signed into law on February 17, 2009.

        The provision for income taxes in the amount of $5.1 million for the year ended December 31, 2007 related to the U.S. alternative minimum tax, or AMT, tax expense as a result of excess tax benefits related to share-based compensation plans (the benefit of which is recorded on the balance sheet as additional paid-in capital) and certain state income taxes. The utilization of tax loss carryforwards is limited in the calculation of AMT and as a result, a federal tax charge was recorded in the year ended December 31, 2007. As mentioned above, during the year ended December 31, 2009, the Company recorded an anticipated benefit from filing a carryback claim of losses generated in 2008 which allows the Company to obtain a refund for income taxes which were recorded in 2007.

        Effective January 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, as codified in FASB ASC 740-10, Income Taxes. Upon adoption of FIN No. 48, the Company recognized a cumulative effect adjustment of $1.2 million, decreasing its income tax liability for unrecognized tax benefits, and decreasing the January 1, 2007 accumulated deficit balance. At January 1, 2007, after the foregoing decrease in the tax liability, and through December 31, 2009, the Company did not have any unrecognized tax benefits.

        The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of January 1, 2007, the Company had no accrual for payment of interest and penalties related to unrecognized tax benefits, nor were any amounts for interest or penalties recognized during the years ended December 31, 2007, 2008 and 2009.

        Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the United States, California and New Jersey. Tax years 1991 to 2008 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Concentration of Customers and Suppliers

        Sales to significant customers as a percentage of total revenues for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
McKesson Corporation	54%	51%	53%
Cardinal Health	21%	21%	15%
Meda AB	9%	12%	14%
Amerisource Bergen	11%	12%	11%

        Accounts receivable at December 31, 2009 and 2008 by significant customer as a percentage of the total gross accounts receivable balance are as follows:

	2009	2008
McKesson Corporation	76%	54%
Cardinal Health	8%	13%
Meda AB	4%	9%
Amerisource Bergen	11%	15%

        The Company relies on third party sole-source manufacturers to produce its clinical trial materials, components and raw materials. Third party manufacturers may not be able to meet the Company's needs with respect to timing, quantity or quality. Several of the Company's manufacturers are sole-source manufacturers where no alternative suppliers exist. For the years ended December 31, 2009, 2008 and 2007, the Company incurred $19.1 million , $44.7 million and $7.8 million, respectively, for services provided by one clinical research organization on the Qnexa Phase 3 studies, which represented 27%, 58% and 29%, respectively, of the Company's total research and development expenses. Separately, the Company incurred another $17 million for services provided by another clinical research organization on the avanafil Phase 3 studies, which represented 24% of the Company's total research and development expenses for the year ended December 31, 2009. For the years ended December 31, 2009, 2008 and 2007, the Company incurred $7.8 million, $6.2 million and $5.6 million, respectively, for clinical supplies and formulation work performed by the Company's sole-source manufacturer, which represented 11%, 8% and 21%, respectively, of the Company's total research and development expenses.

Note 15. 401(k) Plan

        All of the Company's employees are eligible to participate in the VIVUS 401(k) Plan. Employer-matching contributions for the years ended December 31, 2009, 2008 and 2007 were $317,000, $246,000 and $267,000, respectively. The employer-matching portion of the 401(k) plan began on July 1, 2000.

Note 16. Legal Matters

        In the normal course of business, the Company receives claims and makes inquiries regarding patent infringement and other related legal matters. The Company believes that it has meritorious claims and defenses and intends to pursue any such matters vigorously.

        The Company and Acrux Limited through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, are parties to the Testosterone Development and Commercialization Agreement dated

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Legal Matters (Continued)

February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covers the Company's investigational product candidate, Luramist, which is licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux's demand sought a reversion of all rights assigned to the Company related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. The Company asserted counterclaims against Acrux in the arbitration and sought the enforcement of the Company's rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that it was in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that the Company was not in breach of the Luramist license agreement and that the Company has used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in favor of the Company on its counter claim that Acrux had breached the Luramist license agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel has ordered Acrux to turn over certain information to the Company that was previously withheld in violation of the agreement by Acrux. After the parties failed to agree on a new Outside Date by which the Company is to commence its first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. Acrux will be eligible to receive the previously agreed upon Phase 3 milestone payment of $1 million to be paid out at the earlier of the start of Phase 3 trials or the Outside Date. The milestone is due in six monthly installments of $166,667 for each month of delay in commencing Phase 3 after the Outside Date until the milestone is paid in full. There can be no assurance that Acrux would not continue to pursue legal action against us if we do not commence the first Phase 3 trial by the Outside Date.

        In the ordinary course of business the Company may become involved in lawsuits and subject to various claims from current and former employees including wrongful termination, sexual discrimination and employment matters. The Company is currently a party to a lawsuit involving a former employee. The Company has also been named as a potential defendant in a complaint filed by a former employee. The Company has investigated each of the claims and believes the allegations have no merit and that the Company has meritorious defenses to such charges. Due to the current economic downturn, employees may be more likely to file employment-related claims. Employment-related claims also may be more likely following a poor performance review. Although there may be no merit to such claims or legal matters, the Company may be required to allocate additional monetary and personnel resources to defend against these type of allegations. The Company believes the disposition of the current lawsuit and claims is not likely to have a material effect on its financial condition or liquidity.

        The Company is not aware of any other asserted or unasserted claims against it where an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

Note 17. Related Party Transactions

        Mario M. Rosati, one of the Company's directors until June 13, 2008, is also a member of Wilson Sonsini Goodrich & Rosati, Professional Corporation, which has served as the Company's outside corporate counsel since its formation and has received compensation at normal commercial rates for

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Related Party Transactions (Continued)

these services. During the years ended December 31, 2008 and 2007, the Company paid $758,000, and $788,000, respectively, to Wilson Sonsini Goodrich and Rosati for legal services. On April 17, 2008, Mr. Rosati notified the Company of his decision not to stand for re-election at the Company's 2008 annual meeting held on June 13, 2008 and is no longer a member of the Company's Board of Directors as of that date.

Note 18. Subsequent Events (Unaudited)

        On February 16, 2010, the Company filed a Form S-8 with the SEC registering 1,000,000 shares of common stock, par value $0.001 per share, under the 2001 Stock Option Plan, as amended.

Note 19. Selected Financial Data (Unaudited)

Selected Quarterly Financial Data (in thousands)

	Quarter Ended,
	March 31	June 30	September 30	December 31
2009
Total revenue	$22,232	$14,725	$4,435	$8,649
Cost of goods sold	$2,603	$2,877	$2,609	$3,861
Net loss	$(6,809)	$(13,204)	$(21,066)	$(13,212)
Net loss per share:
Basic and diluted	$(0.10)	$(0.19)	($0.30)	$(0.16)
2008
Total revenue	$22,688	$25,269	$25,477	$28,799
Cost of goods sold	$2,787	$2,929	$2,547	$3,693
Net (loss) income	$(7,092)	$3,579	$266	$(6,693)
Net (loss) income per share:
Basic and diluted	$(0.12)	$0.06	$0.00	$(0.10)

FINANCIAL STATEMENT SCHEDULE

        The financial statement Schedule II—VALUATION AND QUALIFYING ACCOUNTS is filed as part of the Form 10-K.

VIVUS, Inc.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Operations	Charges Utilized		Balance at End of Period
Allowance for Doubtful Accounts
Fiscal year ended December 31, 2007	$67	$4	$(42)		$29
Fiscal year ended December 31, 2008	29	(6)	—		23
Fiscal year ended December 31, 2009	23	45	(41)		27
Inventory Reserve
Fiscal year ended December 31, 2007	4,377	98	(2,811	)(1)	1,664
Fiscal year ended December 31, 2008	1,664	213	(432	)(2)	1,445
Fiscal year ended December 31, 2009	1,445	224	(95	)(3)	1,574
Accrued Product Returns
Fiscal year ended December 31, 2007	2,473	1,372	(1,347)		2,498
Fiscal year ended December 31, 2008	2,498	1,314	(947)		2,865
Fiscal year ended December 31, 2009	2,865	1,425	(1,264)		3,026
Accrued Chargebacks Reserve
Fiscal year ended December 31, 2007	1,531	3,249	(3,466)		1,314
Fiscal year ended December 31, 2008	1,314	4,081	(4,016)		1,379
Fiscal year ended December 31, 2009	$1,379	$4,538	$(4,300)		$1,617

(1)
The Company used $86,000 of its fully reserved component parts inventory in production. The fully reserved inventory is charged to cost of goods sold at a zero basis when used, which has a favorable impact on gross profit. In 2007, the Company disposed of $2.8 million of fully reserved alprostadil which had no impact on cost of goods sold.

(2)
The Company used $67,000 of its fully reserved component parts inventory in production. The fully reserved inventory is charged to cost of goods sold at a zero basis when used, which has a favorable impact on gross profit.

(3)
The Company used $97,000 of its fully reserved component parts inventory and $104,000 of its fully reserved raw materials inventory in production. The fully reserved inventory is charged to cost of goods sold at a zero basis when used, which has a favorable impact on gross profit.

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

        Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company's internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2009. Odenberg Ullakko Muranishi & Co. LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009. This report, which expresses an unqualified opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2009, is included herein.

        There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is hereby incorporated by reference from the information under the captions "Election of Directors" and "Executive Officers" contained in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its 2009 Annual Meeting of Stockholders. The information required by Section 16(a) is incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans Approved by Stockholders

        Information about our equity compensation plans at December 31, 2009 that were approved by our stockholders was as follows:

Plan Category	Number of Shares to be issued Upon Exercise of Outstanding Options and Rights(a)	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(c)
Equity compensation plans approved by stockholders	7,553,776	$4.74	1,179,701
Equity compensation plans not approved by stockholders(b)	—	—	—

Total	7,553,776	$4.74	1,179,701

(a)
Consists of three plans: our 1991 Stock Option Plan, our 1994 Stock Option Plan and our 2001 Stock Option Plan.

(b)
We do not have any plans that have not been approved by our stockholders.

(c)
Includes 1,059,455 shares for the 2001 Stock Option Plan and 120,246 shares for the 1994 Employee Stock Purchase Plan.

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

  3. Exhibits

        The list of Exhibits required by Item 601 of Regulation S-K. See part (b) below.

  (b). Exhibits

Exhibit Number		Description
2.1	(1)†	Asset Purchase Agreement, by and among the Registrant and K-V Pharmaceutical Company, dated as of March 30, 2007

3.1	(2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(3)	Amended and Restated Bylaws of the Registrant

3.3	(4)	Amended and Restated Certificate of Designation of the Registrant

4.1	(5)	Specimen Common Stock Certificate of the Registrant

4.2	(6)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC

Exhibit Number		Description
10.1	(7)†	Assignment Agreement by and between Alza Corporation and the Registrant dated December 31, 1993

10.2	(7)†	Memorandum of Understanding by and between Ortho Pharmaceutical Corporation and the Registrant dated February 25, 1992

10.3	(7)†	Assignment Agreement by and between Ortho Pharmaceutical Corporation and the Registrant dated June 9, 1992

10.4	(7)†	License Agreement by and between Gene A. Voss, M.D., Allen C. Eichler, M.D., and the Registrant dated December 28, 1992

10.5A	(7)†	License Agreement by and between Ortho Pharmaceutical Corporation and Kjell Holmquist AB dated June 23, 1989

10.5B	(7)†	Amendment by and between Kjell Holmquist AB and the Registrant dated July 3, 1992

10.5C	(7)	Amendment by and between Kjell Holmquist AB and the Registrant dated April 22, 1992

10.5D	(7)†	Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992

10.6A	(7)†	License Agreement by and between Amsu, Ltd., and Ortho Pharmaceutical Corporation dated June 23, 1989

10.6B	(7)†	Amendment by and between Amsu, Ltd., and the Registrant dated July 3, 1992

10.6C	(7)	Amendment by and between Amsu, Ltd., and the Registrant dated April 22, 1992

10.6D	(7)†	Stock Purchase Agreement by and between Amsu, Ltd., and the Registrant dated July 10, 1992

10.11	(8)	Form of Indemnification Agreement by and among the Registrant and the Directors and Officers of the Registrant

10.12	(9)	1991 Incentive Stock Plan and Form of Agreement, as amended

10.13	(7)	1994 Director Option Plan and Form of Agreement

10.14	(7)	Form of 1994 Employee Stock Purchase Plan and Form of Subscription Agreement

10.17	(7)	Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay

10.41	(10)†	Distribution and Supply Agreement made as of November 20, 2000 between the Registrant and Paladin Labs, Inc.

10.42	(10)†	Development, License and Supply Agreement effective as of December 28, 2000 between the Registrant and Tanabe Seiyaku Co., Ltd.

10.42A	(11)	Amendment One to Agreement, dated January 9, 2004 between the Registrant and Tanabe Seiyaku Co., Ltd.

10.43	(12)†	Settlement and Modification Agreement made as of July 12, 2001 between ASIVI, LLC, AndroSolutions, Inc., Gary W. Neal and the Registrant

10.44	(13)	2001 Stock Option Plan and Form of Agreement

10.44A	(14)	2001 Stock Option Plan (as amended July 12, 2006)

Exhibit Number		Description
10.44B	(15)	Form of Notice of Grant and Restricted Stock Unit Agreement for the VIVUS, Inc. 2001 Stock Option Plan

10.45	(16)†	Supply Agreement made as of September 3, 2002 between the Registrant and Meda AB

10.46	(17)†	Amendment Three, dated November 21, 2002 by and between the Registrant and Chinoin Pharmaceutical and Chemical Works, Ltd.

10.48	(17)†	Exclusive Distribution Agreement effective as of October 1, 2002 between the Registrant and Cord Logistics, Inc.

10.49	(17)†	Distribution and Supply Agreement effective as of February 18, 2003 between the Registrant and Meda AB

10.50	(11)†	Testosterone Development and Commercialization Agreement effective as of February 7, 2004 between the Registrant, Fempharm Pty Ltd. and Acrux DDS Pty Ltd.

10.51	(11)†	Estradiol Development and Commercialization Agreement effective as of February 12, 2004 between the Registrant, Fempharm Pty Ltd. and Acrux DDS Pty Ltd.

10.52	(11)†	Note Purchase Agreement dated January 8, 2004 between the Registrant and Tanabe Holding America, Inc.

10.54	(18)	Amendment One dated October 11, 2004 to License and Supply Agreement made between the Registrant and Paladin Labs, Inc.

10.55	(19)	Agreement for Sale of Real Estate dated November 15, 2005 by and between the Registrant and 735 Airport Road, L.L.C.

10.56	(19)	Agreement for Sale of Real Estate dated November 15, 2005 by and between the Registrant and 745 Airport Road, L.L.C.

10.57	(20)	Term Loan Agreement dated January 4, 2006 by and between the Registrant and Vivus Real Estate LLC and Crown Bank, N.A.

10.58	(20)	Commercial Mortgage Note dated January 4, 2006 by and between the Registrant and Vivus Real Estate LLC and Crown Bank, N.A.

10.59	(20)	Mortgage and Security Agreement dated January 4, 2006 by and between Vivus Real Estate LLC and Crown Bank, N. A.

10.60	(21)	Lease Agreement effective November 1, 2006 by and between the Registrant and Castro Mountain View, LLC, Thomas A. Lynch, Trudy Molina Flores, Trustee of the Jolen Flores and Trudy Molina Flores Joint Living Trust dated April 3, 2001, E. William and Charlotte Duerkson, husband and wife, E. William and Charlotte Duerkson, Trustees of the Duerkson Family Trust dated February 16, 1999, Daniel F. Dutton, Jr. and Joyce F. Dutton, Trustees under the Dutton Family Trust dated September 16, 1993, Noel S. Schuurman, Trustee of the Noel S. Schuurman Trust, The Duarte Family Partners, L.P., Marie Straube, Trustee of the Marie Antoinette Clough Revocable Living Trust dated January 11, 1989, and Blue Oak Properties, Inc., CP6CC, LLC

10.61	(22)	Termination and Release executed by Tanabe Holding America, Inc. dated May 1, 2007

10.62	(23)†	Master Services Agreement dated as of September 12, 2007 between the Registrant and Medpace, Inc.

Exhibit Number		Description
10.63	(24)††	Amendment Four to the Manufacturing Agreement by and between the Registrant and Chinoin Pharmaceutical and Chemical Works Private Co. Ltd., effective as of December 31, 2006

10.64	(25)	VIVUS, Inc. Performance Incentive Plan Fiscal 2007

10.65	(26)	Employment Agreement dated December 20, 2007 between the Registrant and Leland F. Wilson

10.66	(27)	Form of Change in Control and Severance Agreement dated December 19, 2007 by and between the Registrant and Certain of its Executive Officers

10.67	(28)	Securities Purchase Agreement dated April 3, 2008 by and among the Registrant, Deerfield Private Design Fund L.P., Deerfield Private Design International, L.P. and Deerfield Management Company, L.P.

10.68	(29)††	Funding and Royalty Agreement dated April 3, 2008 by and between Deerfield ED Corporation and the Registrant

10.69	(30)	Subscription Agreement dated April 3, 2008 by and between Deerfield ED Corporation and Deerfield Private Design Fund L.P.

10.70	(31)	Subscription Agreement dated April 3, 2008 by and between Deerfield ED Corporation and Deerfield Private Design International, L.P.

10.71	(32)	Option and Put Agreement dated April 3, 2008 by and among the Registrant and Deerfield ED Corporation, Deerfield Private Design International, L.P. and Deerfield Private Design Fund L.P.

10.72	(33)	Security Agreement dated April 3, 2008 by and between Deerfield ED Corporation and the Registrant

10.73	(34)	Security Agreement, Exhibit 4 to the Option and Put Agreement, dated April 3, 2008 by and between the Registrant and Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P.

10.74	(35)	First Amendment to Lease between Castro Mountain View, LLC and CP6CC, LLC as tenants in common and successor in interest to Thomas A. Lynch, Trudy Molina Flores, Trustee of the Jolen Flores and Trudy Molina Flores Joint Living Trust dated April 3, 2001, E. William and Charlotte Duerkson, husband and wife, E. William and Charlotte Duerkson, Trustees of the Duerkson Family Trust dated February 16, 1999, Daniel F. Dutton, Jr. and Joyce F. Dutton, Trustees under the Dutton Family Trust dated September 16, 1993, Noel S. Schuurman, Trustee of the Noel S. Schuurman Trust, The Duarte Family Partners, L.P., a California limited partnership, Marie Straube, Trustee of the Marie Antoinette Clough Revocable Living Trust dated January 11, 1989 and Blue Oak Properties, Inc., a California corporation (collectively, the "Landlord") and the Registrant

10.75	(36)†	Exhibit A: Medpace Task Order Number: 06 dated as of December 15, 2008 pursuant to that certain Master Services Agreement, between the Registrant and Medpace, Inc., dated as of September 12, 2007.

10.76	(37)	First Amendment to the Employment Agreement dated December 20, 2007 by and between the Registrant and Leland F. Wilson.

Exhibit Number		Description
10.77	(38)	Underwriting Agreement, dated as of September 17, 2009, by and between the Registrant and J.P. Morgan Securities Inc., as representative of several underwriters named therein.

10.78		Second Amendment to Lease between Castro Mountain View, LLC and CP6CC, LLC, as tenants in common and successor in interest to Thomas A. Lynch, Trudy Molina Flores, Trustee of the Jolen Flores and Trudy Molina Flores Joint Living Trust dated April 3, 2001, E. William and Charlotte Duerkson, husband and wife, E. William and Charlotte Duerkson, Trustees of the Duerkson Family Trust dated February 16, 1999, Daniel F. Dutton, Jr. and Joyce F. Dutton, Trustees under the Dutton Family Trust dated September 16, 1993, Noel S. Schuurman, Trustee of the Noel S. Schuurman Trust, The Duarte Family Partners, L.P., a California limited partnership, Marie Straube, Trustee of the Marie Antoinette Clough Revocable Living Trust dated January 11, 1989 and Blue Oak Properties, Inc., a California corporation (collectively, the "Landlord") and the Registrant

10.79	††	Assignment Agreement by and between Thomas Najarian, M.D. and the Registrant dated October 16, 2001.

21.2		Subsidiaries of the Registrant

23.1		Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm

24		Power of Attorney (See page 186)

31.1		Certification of Chief Executive Officer, dated March 10, 2010, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

31.2		Certification of Chief Financial Officer, dated March 10, 2010, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3)
Incorporated by reference to the same numbered exhibit filed with the Registrant's Current Report on Form 8-K filed with the Commission on November 3, 2009.

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

(36)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on December 24, 2008.

(37)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on January 29, 2009.

(38)
Incorporated by reference to Exhibit 1.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on September 17, 2009.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

VIVUS, INC., a Delaware Corporation
By:	/s/ LELAND F. WILSON Leland F. Wilson Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2010

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LELAND F. WILSON Leland F. Wilson	Chief Executive Officer (Principal Executive Officer) and Director	March 10, 2010
/s/ MARK B. LOGAN Mark B. Logan	Chairman of the Board and Director	March 10, 2010
/s/ PETER Y. TAM Peter Y. Tam	President and Director	March 10, 2010
/s/ TIMOTHY E. MORRIS Timothy E. Morris	Vice President of Finance and Chief Financial Officer (Principal Financial Officer)	March 10, 2010
/s/ LEE B. PERRY Lee B. Perry	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 10, 2010
/s/ VIRGIL A. PLACE Virgil A. Place	Chief Scientific Officer and Director	March 10, 2010
/s/ GRAHAM STRACHAN Graham Strachan	Director	March 10, 2010
/s/ CHARLES J. CASAMENTO Charles J. Casamento	Director	March 10, 2010
/s/ LINDA M. DAIRIKI SHORTLIFFE, M.D. Linda M. Dairiki Shortliffe, M.D.	Director	March 10, 2010

VIVUS, INC.
REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31, 2009

INDEX TO EXHIBITS

Exhibit Number		Description
2.1	(1)†	Asset Purchase Agreement, by and among the Registrant and K-V Pharmaceutical Company, dated as of March 30, 2007

3.1	(2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(3)	Amended and Restated Bylaws of the Registrant

3.3	(4)	Amended and Restated Certificate of Designation of the Registrant

4.1	(5)	Specimen Common Stock Certificate of the Registrant

4.2	(6)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC

10.1	(7)†	Assignment Agreement by and between Alza Corporation and the Registrant dated December 31, 1993

10.2	(7)†	Memorandum of Understanding by and between Ortho Pharmaceutical Corporation and the Registrant dated February 25, 1992

10.3	(7)†	Assignment Agreement by and between Ortho Pharmaceutical Corporation and the Registrant dated June 9, 1992

10.4	(7)†	License Agreement by and between Gene A. Voss, M.D., Allen C. Eichler, M.D., and the Registrant dated December 28, 1992

10.5A	(7)†	License Agreement by and between Ortho Pharmaceutical Corporation and Kjell Holmquist AB dated June 23, 1989

10.5B	(7)†	Amendment by and between Kjell Holmquist AB and the Registrant dated July 3, 1992

10.5C	(7)	Amendment by and between Kjell Holmquist AB and the Registrant dated April 22, 1992

10.5D	(7)†	Stock Purchase Agreement by and between Kjell Holmquist AB and the Registrant dated April 22, 1992

10.6A	(7)†	License Agreement by and between Amsu, Ltd., and Ortho Pharmaceutical Corporation dated June 23, 1989

10.6B	(7)†	Amendment by and between Amsu, Ltd., and the Registrant dated July 3, 1992

10.6C	(7)	Amendment by and between Amsu, Ltd., and the Registrant dated April 22, 1992

10.6D	(7)†	Stock Purchase Agreement by and between Amsu, Ltd., and the Registrant dated July 10, 1992

10.11	(8)	Form of Indemnification Agreement by and among the Registrant and the Directors and Officers of the Registrant

10.12	(9)	1991 Incentive Stock Plan and Form of Agreement, as amended

10.13	(7)	1994 Director Option Plan and Form of Agreement

Exhibit Number		Description
10.14	(7)	Form of 1994 Employee Stock Purchase Plan and Form of Subscription Agreement

10.17	(7)	Letter Agreement between the Registrant and Leland F. Wilson dated June 14, 1991 concerning severance pay

10.41	(10)†	Distribution and Supply Agreement made as of November 20, 2000 between the Registrant and Paladin Labs, Inc.

10.42	(10)†	Development, License and Supply Agreement effective as of December 28, 2000 between the Registrant and Tanabe Seiyaku Co., Ltd.

10.42A	(11)	Amendment One to Agreement, dated January 9, 2004 between the Registrant and Tanabe Seiyaku Co., Ltd.

10.43	(12)†	Settlement and Modification Agreement made as of July 12, 2001 between ASIVI, LLC, AndroSolutions, Inc., Gary W. Neal and the Registrant

10.44	(13)	2001 Stock Option Plan and Form of Agreement

10.44A	(14)	2001 Stock Option Plan (as amended July 12, 2006)

10.44B	(15)	Form of Notice of Grant and Restricted Stock Unit Agreement for the VIVUS, Inc. 2001 Stock Option Plan

10.45	(16)†	Supply Agreement made as of September 3, 2002 between the Registrant and Meda AB

10.46	(17)†	Amendment Three, dated November 21, 2002 by and between the Registrant and Chinoin Pharmaceutical and Chemical Works, Ltd.

10.48	(17)†	Exclusive Distribution Agreement effective as of October 1, 2002 between the Registrant and Cord Logistics, Inc.

10.49	(17)†	Distribution and Supply Agreement effective as of February 18, 2003 between the Registrant and Meda AB

10.50	(11)†	Testosterone Development and Commercialization Agreement effective as of February 7, 2004 between the Registrant, Fempharm Pty Ltd. and Acrux DDS Pty Ltd.

10.51	(11)†	Estradiol Development and Commercialization Agreement effective as of February 12, 2004 between the Registrant, Fempharm Pty Ltd. and Acrux DDS Pty Ltd.

10.52	(11)†	Note Purchase Agreement dated January 8, 2004 between the Registrant and Tanabe Holding America, Inc.

10.54	(18)	Amendment One dated October 11, 2004 to License and Supply Agreement made between the Registrant and Paladin Labs, Inc.

10.55	(19)	Agreement for Sale of Real Estate dated November 15, 2005 by and between the Registrant and 735 Airport Road, L.L.C.

10.56	(19)	Agreement for Sale of Real Estate dated November 15, 2005 by and between the Registrant and 745 Airport Road, L.L.C.

10.57	(20)	Term Loan Agreement dated January 4, 2006 by and between the Registrant and Vivus Real Estate LLC and Crown Bank, N.A.

10.58	(20)	Commercial Mortgage Note dated January 4, 2006 by and between the Registrant and Vivus Real Estate LLC and Crown Bank, N.A.

Exhibit Number		Description
10.59	(20)	Mortgage and Security Agreement dated January 4, 2006 by and between Vivus Real Estate LLC and Crown Bank, N. A.

10.60	(21)	Lease Agreement effective November 1, 2006 by and between the Registrant and Castro Mountain View, LLC, Thomas A. Lynch, Trudy Molina Flores, Trustee of the Jolen Flores and Trudy Molina Flores Joint Living Trust dated April 3, 2001, E. William and Charlotte Duerkson, husband and wife, E. William and Charlotte Duerkson, Trustees of the Duerkson Family Trust dated February 16, 1999, Daniel F. Dutton, Jr. and Joyce F. Dutton, Trustees under the Dutton Family Trust dated September 16, 1993, Noel S. Schuurman, Trustee of the Noel S. Schuurman Trust, The Duarte Family Partners, L.P., Marie Straube, Trustee of the Marie Antoinette Clough Revocable Living Trust dated January 11, 1989, and Blue Oak Properties, Inc., CP6CC, LLC

10.61	(22)	Termination and Release executed by Tanabe Holding America, Inc. dated May 1, 2007

10.62	(23)†	Master Services Agreement dated as of September 12, 2007 between the Registrant and Medpace, Inc.

10.63	(24)††	Amendment Four to the Manufacturing Agreement by and between the Registrant and Chinoin Pharmaceutical and Chemical Works Private Co. Ltd., effective as of December 31, 2006

10.64	(25)	VIVUS, Inc. Performance Incentive Plan Fiscal 2007

10.65	(26)	Employment Agreement dated December 20, 2007 between the Registrant and Leland F. Wilson

10.66	(27)	Form of Change in Control and Severance Agreement dated December 19, 2007 by and between the Registrant and Certain of its Executive Officers

10.67	(28)	Securities Purchase Agreement dated April 3, 2008 by and among the Registrant, Deerfield Private Design Fund L.P., Deerfield Private Design International, L.P. and Deerfield Management Company, L.P.

10.68	(29)††	Funding and Royalty Agreement dated April 3, 2008 by and between Deerfield ED Corporation and the Registrant

10.69	(30)	Subscription Agreement dated April 3, 2008 by and between Deerfield ED Corporation and Deerfield Private Design Fund L.P.

10.70	(31)	Subscription Agreement dated April 3, 2008 by and between Deerfield ED Corporation and Deerfield Private Design International, L.P.

10.71	(32)	Option and Put Agreement dated April 3, 2008 by and among the Registrant and Deerfield ED Corporation, Deerfield Private Design International, L.P. and Deerfield Private Design Fund L.P.

10.72	(33)	Security Agreement dated April 3, 2008 by and between Deerfield ED Corporation and the Registrant

10.73	(34)	Security Agreement, Exhibit 4 to the Option and Put Agreement, dated April 3, 2008 by and between the Registrant and Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P.

Exhibit Number		Description
10.74	(35)	First Amendment to Lease between Castro Mountain View, LLC and CP6CC, LLC, as tenants in common and successor in interest to Thomas A. Lynch, Trudy Molina Flores, Trustee of the Jolen Flores and Trudy Molina Flores Joint Living Trust dated April 3, 2001, E. William and Charlotte Duerkson, husband and wife, E. William and Charlotte Duerkson, Trustees of the Duerkson Family Trust dated February 16, 1999, Daniel F. Dutton, Jr. and Joyce F. Dutton, Trustees under the Dutton Family Trust dated September 16, 1993, Noel S. Schuurman, Trustee of the Noel S. Schuurman Trust, The Duarte Family Partners, L.P., a California limited partnership, Marie Straube, Trustee of the Marie Antoinette Clough Revocable Living Trust dated January 11, 1989 and Blue Oak Properties, Inc., a California corporation (collectively, the "Landlord") and the Registrant

10.75	(36)†	Exhibit A: Medpace Task Order Number: 06 dated as of December 15, 2008 pursuant to that certain Master Services Agreement, between the Registrant and Medpace, Inc., dated as of September 12, 2007.

10.76	(37)	First Amendment to the Employment Agreement dated December 20, 2007 by and between the Registrant and Leland F. Wilson.

10.77	(38)	Underwriting Agreement, dated as of September 17, 2009, by and between the Registrant and J.P. Morgan Securities Inc., as representative of several underwriters named therein.

10.78		Second Amendment to Lease between Castro Mountain View, LLC and CP6CC, LLC, as tenants in common and successor in interest to Thomas A. Lynch, Trudy Molina Flores, Trustee of the Jolen Flores and Trudy Molina Flores Joint Living Trust dated April 3, 2001, E. William and Charlotte Duerkson, husband and wife, E. William and Charlotte Duerkson, Trustees of the Duerkson Family Trust dated February 16, 1999, Daniel F. Dutton, Jr. and Joyce F. Dutton, Trustees under the Dutton Family Trust dated September 16, 1993, Noel S. Schuurman, Trustee of the Noel S. Schuurman Trust, The Duarte Family Partners, L.P., a California limited partnership, Marie Straube, Trustee of the Marie Antoinette Clough Revocable Living Trust dated January 11, 1989 and Blue Oak Properties, Inc., a California corporation (collectively, the "Landlord") and the Registrant

10.79	††	Assignment Agreement by and between Thomas Najarian, M.D. and the Registrant dated October 16, 2001.

21.2		Subsidiaries of the Registrant

23.1		Consent of Odenberg, Ullakko, Muranishi & Co. LLP, Independent Registered Public Accounting Firm

24		Power of Attorney (See page 186)

31.1		Certification of Chief Executive Officer, dated March 10, 2010, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

31.2		Certification of Chief Financial Officer, dated March 10, 2010, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

Exhibit Number	Description
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3)
Incorporated by reference to the same numbered exhibit filed with the Registrant's Current Report on Form 8-K filed with the Commission on November 3, 2009.

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

(36)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on December 24, 2008.

(37)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on January 29, 2009.

(38)
Incorporated by reference to Exhibit 1.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on September 17, 2009.