Form 10-Q
period 2010-03-31
VIVUS INC
filed 2010-05-07
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2010

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

At April 30, 2010, 80,854,898 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31 2010	December 31 2009*
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,906	$40,750
Available-for-sale securities	179,966	166,241
Accounts receivable, (net of allowance for doubtful accounts of $56 and $27 at March 31, 2010 and December 31, 2009, respectively)	883	7,259
Inventories, net	3,212	2,702
Prepaid expenses and other assets	4,351	6,410
Total current assets	203,318	223,362
Property, plant and equipment, net	5,724	5,970
Restricted cash	700	700
Total assets	$209,742	$230,032
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,010	$8,485
Accrued product returns	2,964	3,026
Accrued research and clinical expenses	3,084	2,426
Accrued chargeback reserve	1,102	1,617
Accrued employee compensation and benefits	2,513	3,072
Accrued and other liabilities	2,861	3,884
Total current liabilities	18,534	22,510

Notes payable-net of current portion	19,955	19,998
Deferred revenue	682	798
Total liabilities	39,171	43,306

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 200,000 shares authorized; 80,855 and 80,607 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	81	81
Additional paid-in capital	423,360	420,708
Accumulated other comprehensive income	8	(3)
Accumulated deficit	(252,878)	(234,060)
Total stockholders’ equity	170,571	186,726
Total liabilities and stockholders’ equity	$209,742	$230,032

*     Derived from audited consolidated financial statements filed in the Company’s 2009 Annual Report on Form 10-K.

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(UNAUDITED)

	Three Months Ended
	March 31
	2010	2009

Revenue:
United States product, net	$1,102	$893
International product	514	293
License and other revenue	116	21,046
Total revenue	1,732	22,232
Operating expenses:
Cost of goods sold and manufacturing expense	2,411	2,603
Research and development	10,223	20,069
Selling, general and administrative	6,585	5,411
Total operating expenses	19,219	28,083

Loss from operations	(17,487)	(5,851)

Interest (expense) income:
Interest income	65	208
Interest expense	(1,388)	(716)
Other-than-temporary loss on impaired securities	—	(444)
Total interest (expense) income	(1,323)	(952)
Loss before provision for income taxes	(18,810)	(6,803)

Provision for income taxes	(8)	(6)
Net loss	$(18,818)	$(6,809)
Other comprehensive loss:
Unrealized (gain) loss on securities	11	(26)
Comprehensive loss	$(18,807)	$(6,835)

Net loss per share:
Basic and diluted	$(0.23)	$(0.10)
Shares used in per share computation:
Basic and diluted	80,698	69,687

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,818)	$(6,809)
Adjustments to reconcile net loss to net cash used for operating activities:
Provision for doubtful accounts	29	30
Depreciation	301	283
Net realized loss on investments	—	257
Other-than-temporary loss on impaired securities	—	444
Share-based compensation expense	1,873	1,334
Changes in assets and liabilities:
Accounts receivable	6,347	3,215
Inventories	(510)	(283)
Prepaid expenses and other assets	2,059	(483)
Accounts payable	(2,475)	(2,810)
Accrued product returns	(62)	(84)
Accrued research and clinical expenses	658	781
Accrued chargeback reserve	(515)	103
Accrued employee compensation and benefits	(559)	(224)
Deferred revenue	(116)	(21,045)
Accrued and other liabilities	(1,026)	112
Net cash used for operating activities	(12,814)	(25,179)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(55)	(37)
Investment purchases	(50,710)	(31,406)
Proceeds from sale/maturity of securities	36,996	30,699
Net cash used for investing activities	(13,769)	(744)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	3,333
Payments of notes payable	(40)	(993)
Net proceeds from exercise of common stock options	779	185
Net cash provided by financing activities	739	2,525

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,844)	(23,398)
CASH AND CASH EQUIVALENTS:
Beginning of period	40,750	66,121
End of period	$14,906	$42,723

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Management has evaluated all events and transactions that occurred after March 31, 2010 up through the date these condensed consolidated financial statements were filed. There were no events or transactions occurring during this subsequent event reporting period which require recognition in these condensed consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed on March 10, 2010 with the Securities and Exchange Commission, or SEC. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current quarter presentation.

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

The Company initially received a $1.5 million upfront payment in connection with the international supply agreement signed with Meda in September 2002. In January 2006, the Company also received a milestone payment from Meda of $2 million. The milestone payment provides Meda with the right to continue to sell and distribute MUSE in its European Union territories. These amounts were recorded as deferred revenue and are being recognized ratably over the term of the supply agreement. Through March 31, 2010, $2.4 million has been recognized as revenue.

License and Other Revenue

The Company recognizes license revenue in accordance with the Securities and Exchange Commission’s, or SEC’s, Staff Accounting Bulletin No. 104, Revenue Recognition, and Emerging Issues Task Force, or EITF, Issue 00-21, Revenue Arrangements with Multiple Deliverables, as codified in FASB ASC topic 605, Revenue Recognition, or ASC 605. Revenue arrangements with multiple deliverables are divided into separate units of accounting if certain criteria are met, including whether the delivered item has standalone value to the customer, and whether there is objective, reliable evidence of the fair value of the undelivered items. Consideration received is allocated among the separate units of accounting based on their relative fair values, and the applicable revenue recognition criteria are identified and applied to each of the units.

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

3. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with SFAS 123R, Share-Based Payment, as codified in FASB ASC topic 718, Compensation—Stock Compensation, or ASC 718.

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three months ended March 31, 2010 and 2009 was comprised as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009

Cost of goods sold and manufacturing expense	$214	$172
Research and development	332	292
Selling, general and administrative	1,327	870
Share-based compensation expense before taxes	1,873	1,334
Related income tax benefits	—	—
Share-based compensation expense, net of taxes	$1,873	$1,334
Basic and diluted per common share	$0.02	$0.02

4. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at March 31, 2010 and December 31, 2009 are presented in the tables that follow:

As of March 31, 2010 (in thousands) (unaudited):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$14,906	$14,906	$—	$—
U.S. Treasury securities	—	—	—	—
Total cash and cash equivalents	$14,906	$14,906	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$179,958	$179,966	$17	$(9)
Total available-for-sale securities	$179,958	$179,966	$17	$(9)

As of December 31, 2009 (in thousands):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$38,742	$38,742	$—	$—
U.S. Treasury securities	2,009	2,008	—	(1)
Total cash and cash equivalents	$40,751	$40,750	$—	$(1)

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$166,243	$166,241	$34	$(36)
Total available-for-sale securities	$166,243	$166,241	$34	$(36)

The following table summarizes the Company’s available-for-sale securities by the contractual maturity date as of March 31, 2010 (in thousands) (unaudited):

	Amortized Cost	Estimated Fair Value
Due within one year	$179,958	$179,966
	$179,958	$179,966

The following table summarizes the net realized losses on available-for-sale securities for the periods presented (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
	(unaudited)	(unaudited)
Realized gains	$—	$151
Realized losses	—	(408)
Net realized losses	$—	$(257)

During the three months ended March 31, 2010, there were no sales of fixed income securities. In the ordinary course of business, the Company may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

At March 31, 2010, the Company had the following available-for-sale securities that were in an unrealized loss position (in thousands):

	Less Than 12 Months
March 31, 2010 (unaudited)	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$(9)	$80,354
Total	$(9)	$80,354

At December 31, 2009, the Company had the following cash equivalent and available-for-sale securities that were in an unrealized loss position (in thousands):

	Less Than 12 Months
December 31, 2009	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$(37)	$79,709
Total	$(37)	$79,709

The gross unrealized losses reported above for March 31, 2010 and December 31, 2009 were primarily caused by general fluctuations in market interest rates from the respective purchase date of these securities through the end of those periods. The gross unrealized loss of $9,000 at March 31, 2010 is attributable to the Company’s holding in 31 individual securities from one issuer, the U.S. Treasury.

As the Company presently does not intend to sell its debt securities and believes it will not likely be required to sell the securities that are in an unrealized loss position before recovery of their amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

As of March 31, 2010 and December 31, 2009, the temporary unrealized gains (losses) on cash, cash equivalents and available-for-sale securities, net of tax, of $8,000 and $(3,000), respectively, were included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. As of March 31, 2010, a significant portion of the available-for-sale securities that the Company held were investment grade with an average rating of AAA/Aaa.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, FSP SFAS 115-2 and SFAS 124-4, Recognition and Presentation of Other-than-Temporary Impairments (“FSP 115-2/SFAS 124-2”) and SAB Topic 5M, Accounting for Non-current Marketable Equity Securities, as codified in FASB ASC topic 320-10, Investments—Debt and Equity Securities, or ASC 320-10, provides guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. Effective for all periods ending after June 15, 2009, it provides additional guidance designed to create a greater clarity and consistency in accounting for and presenting impairment losses on securities. In reviewing its non-U.S. Government available-for-sale securities, the Company concluded that it intended to sell the debt securities before recovering their costs. Therefore, in accordance with the above recent guidance, the Company recognized an “other-than-temporary” impairment of $654,000 on these securities during the year ended December 31, 2009. The Company included this non-cash impairment charge in other-than-temporary loss on impaired securities in the condensed consolidated statements of operations and other comprehensive loss. These securities covered a number of industries. At March 31, 2010 and December 31, 2009, all available-for-sale securities were invested in U.S. Treasuries.

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

The following fair value hierarchy tables present information about the Company’s assets (cash and cash equivalents, available-for-sale securities) measured at fair value on a recurring basis as of March 31, 2010 (in thousands):

	Basis of Fair Value Measurements
	Balance at March 31, 2010 (unaudited)	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$14,906	$14,906	$—	$—
U.S. Treasury securities	—	—	—	—
Total cash and cash equivalents	$14,906	$14,906	$—	$—

	Basis of Fair Value Measurements
	Balance at March 31, 2010 (unaudited)	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$179,966	$179,966	$—	$—
Total available-for-sale securities	$179,966	$179,966	$—	$—
Reported as:
Cash and cash equivalents	$14,906
Available-for-sale securities	179,966
Total	$194,872

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

As of March 31, 2010, the Company does not have any liabilities that are measured at fair value on a recurring basis.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the quarter ended March 31, 2010.

5. INVENTORIES

Inventories are recorded net of reserves of $955,000 and $1.6 million as of March 31, 2010 and December 31, 2009, respectively. Inventory balances, net of reserves, consist of (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Raw materials and component parts	$2,350	$2,381
Work in process	45	52
Finished goods	817	269
Inventory, net	$3,212	$2,702

Inventory balances serve as collateral for the Company’s loans (see Note 7: “Deerfield Financing”). As noted above, the Company has recorded significant reserves against the carrying value of its inventory of raw material and certain component parts. The reserves relate primarily to inventories that the Company estimated would have no future use. In the second quarter of 2009, the Company increased the reserve for raw materials by $487,000 for a portion of its existing inventory of alprostadil that has exceeded its shelf life and is no longer usable in the manufacturing of MUSE.

The Company determined that it would likely continue to use some portion of the fully reserved raw materials and component parts in production. During the quarter ended March 31, 2010 and 2009, the Company used $25,000 and $18,000 of its fully reserved component parts inventory, respectively. In the quarters ended March 31, 2010 and 2009, the Company used $100,000 and $0, respectively, of its fully reserved raw materials inventory. In the quarter ended March 31, 2010, the Company disposed of $487,000 of its fully reserved raw materials inventory. As of March 31, 2010, the original cost of the fully reserved inventory is $411,000 related to component parts and $528,000 related to raw materials. The Company intends to continue to use some portion of these reserved component parts and raw materials in production when appropriate.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of March 31, 2010 and December 31, 2009, respectively, consist of (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Receivable from Food and Drug Administration	$2,140	$2,140
Refundable federal and state income taxes	25	2,447
Prepaid clinical studies	776	520
Interest receivable	421	474
Prepaid insurance	486	429
Other prepaid expenses and assets	503	400
Prepaid expenses and other assets	$4,351	$6,410

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

The agreements also provide the Company with an option to purchase, and the Deerfield Affiliates with an option to compel the Company to purchase, or put right, the Deerfield Sub holding the royalty rights. If the Company exercises its right to purchase the Deerfield Sub, the net price will be $23 million if exercised before April 3, 2011, or $26 million if exercised after April 3, 2011 but before April 3, 2012 (the purchase prices are subject to other adjustments as defined in the agreement). After April 3, 2011, the Deerfield Affiliates may exercise the right to compel the Company to purchase the Deerfield Sub at a price of $17 million. This price could increase up to $26 million, and the timing of the sale of the shares could be accelerated under certain conditions including a change-in-control, sale of MUSE or avanafil, sale of major assets and the sale of securities in a transaction or a series of related transactions by the Company that exceed 20% of the Company’s outstanding common stock at the date the Option and Put Agreement was signed if at the time of the sale the Company’s market capitalization is below $300 million (each, a Major Transaction). Under these conditions, the cost of the shares of the Deerfield Sub would be $23 million on or before April 3, 2011 and $26 million from April 3, 2011 through April 3, 2018. The sale of the shares of the Deerfield Sub could also accelerate if the Company’s cash, cash equivalents and available for sale securities falls below $15 million or the Company’s market capitalization falls below $50 million. The purchase prices under the put right are subject to other adjustments as defined in the agreements. If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, the Company paid $2 million to the Deerfield Affiliates. The Company’s intellectual property and all of the accounts receivable, inventory and machinery and equipment arising out of or relating to MUSE and avanafil are collateral for this transaction. At March 31, 2010, substantially all of the accounts receivable, inventory and machinery and equipment on the Company’s condensed consolidated balance sheet relates to MUSE and serves as collateral for this transaction.

The Company has evaluated the Deerfield financing in accordance with SFAS 167, Amendments to FASB Interprtation No. 46(R), as codified in FASB ASC topic 810, Consolidation, or ASC 810, and determined that the Deerfield Sub may constitute a Variable Interest Entity, or VIE; however, the Company has also determined that it is not the primary beneficiary of this VIE at this time. The methodology the Company used for determining the primary beneficiary of the VIE was based on which entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligations to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. While the Company determined that it met the power criterion, it did not meet the losses/benefit criterion. The Deerfield Affiliates will absorb 100% of the Deerfield Sub’s expected losses and receive 100% of its expected gains. Therefore, it was determined that the Deerfield Sub should not be consolidated by the Company (see Note 8: “Notes Payable”).

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

Crown Bank N.A. Loan

On January 4, 2006, VIVUS, Inc. and Vivus Real Estate LLC, a wholly owned subsidiary of VIVUS, Inc., jointly, the Company, entered into a Term Loan Agreement and a Commercial Mortgage Note, or the Agreements, with Crown Bank N. A., or Crown, secured by the land and buildings, among other assets, located at 735 Airport Road and 745 Airport Road in Lakewood, New Jersey, or the Facility. The Facility is the Company’s principal manufacturing facility, which the Company purchased on December 22, 2005. Under the Agreements, the Company borrowed $5,375,000 on January 4, 2006 from Crown payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% and 7.5% for the quarters ended March 31, 2010 and 2009, respectively. Because the interest rate is variable, and based on a market rate, the carrying value of the debt approximates fair value. The Agreements contain prepayment penalties, and a requirement to maintain a depository account at Crown with a minimum collected balance of $100,000 which, if not maintained, will result in an automatic increase in the interest rate on the note of one-half percent (0.5%). The Facility, assignment of rents and leases on the Facility, and a $700,000 Certificate of Deposit held by Crown, classified as restricted cash, serve as collateral for these Agreements.

Total long-term notes payable consist of the following (in thousands):

	March 31, 2010 (unaudited)	December 31, 2009
Deerfield loan	$15,255	$15,255
Crown Bank N.A. loan	4,860	4,900
Total notes payable	20,115	20,155
Less current portion	(160)	(157)
Total long-term notes payable	$19,955	$19,998

Current portion of notes payable is included under the heading “Accrued and other liabilities”.

Future minimum principal payments of the long-term notes payable as of March 31, 2010 are as follows (in thousands):

As of March 31, 2010 (unaudited)	Deerfield Loan	Crown Bank N.A. Loan	Total
Remainder of 2010	$—	$117	$117
2011	15,255	169	15,424
2012	—	181	181
2013	—	197	197
2014	—	212	212
Thereafter	—	3,984	3,984
Total	$15,255	$4,860	$20,115

9. AGREEMENTS

In 2001, VIVUS entered into a Development, Licensing and Supply Agreement with Tanabe for the development of avanafil, an oral PDE5 inhibitor product candidate for the treatment of erectile dysfunction. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or MTPC. Under the terms of the 2001 Development, Licensing and Supply Agreement with Tanabe, the Company paid a $2 million license fee obligation to Tanabe in the year ended December 31, 2006. No payments were made under this agreement with MTPC in the year ended December 31, 2008; however, the Company paid MTPC $4 million in January 2009 following the enrollment in December 2008 of the first patient in the first Phase 3 clinical study. The Company expects to make other substantial payments to MTPC in accordance with its agreements with MTPC as the Company continues to develop and, if approved for sale, commercialize avanafil for the oral treatment of male sexual dysfunction. Such potential future milestone payments total $15 million in the aggregate and include payments upon: the first submission of an NDA; obtainment of the first regulatory approval in the United States and any major European country; and achievement of $250 million or more in calendar year sales.

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

In February 2004, the Company entered into exclusive licensing agreements with Acrux Limited, or Acrux, and a subsidiary of Acrux under which it agreed to develop and, if approved, commercialize Testosterone MDTS, or Luramist™, and Evamist in the United States for various female health applications. Under the terms of the agreements, the Company agreed to pay to Acrux for Luramist: licensing fees of $2 million, up to $3.3 million for the achievement of certain clinical development milestones, up to $3 million for achieving product approval milestones, and royalties on net sales in the United States following approval and commercialization. On March 31, 2010, the Company announced that it had terminated the Development and Commercialization Agreement with FemPharm Pty Ltd. (a wholly owned subsidiary of Acrux Limited) for Luramist.

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

On October 16, 2001, the Company entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational product development program for Qnexa for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to the Company with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, the Company has paid a total of $220,000 to Dr. Najarian through March 31, 2010 and has issued him options to purchase 40,000 shares of our common stock. The Company is obligated under the terms of the Assignment Agreement to make a milestone payment of $1 million and issue an option to purchase 20,000 shares of VIVUS’ common stock to Dr. Najarian upon marketing approval by the United States Food and Drug Administration of a product for the treatment of obesity that is based upon the Combination Therapy and Patents. This assignment will require the Company to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that the Company decides not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined the Company as a part-time employee and currently serves as the Company’s Principal Scientist.

The Company has entered into several agreements to license patented technologies that are essential to the development and production of the Company’s transurethral product for the treatment of erectile dysfunction. In connection with these agreements, the Company is obligated to pay royalties on product sales of MUSE (4% of United States and Canadian product sales and 3% of sales elsewhere in the world). In the first three months of 2010 and 2009, the Company recorded royalty expenses of $52,000 and $9,000, respectively, as cost of goods sold and manufacturing expense.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company’s analysis of all available evidence, both positive and negative, as of March 31, 2010, it was considered more likely than not that the Company’s deferred tax assets would not be realized.

As of March 31, 2010, the Company believes that the amount of the deferred tax assets recorded on its condensed consolidated balance sheet would not ultimately be recovered. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it can recover its deferred tax assets.

At January 1, 2010, the Company did not have any unrecognized tax benefits, nor does it expect any material change in its unrecognized tax benefits over the next twelve months.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of January 1, 2010, the Company had no accrual for payment of interest and penalties related to unrecognized tax benefits, nor were any amounts for interest or penalties recognized during the three months ended March 31, 2010.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California and New Jersey. Tax years 1991 to 2009 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

11. NET INCOME (LOSS) PER SHARE

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

As the Company recognized a net loss for the three months ended March 31, 2010 and 2009, all potential common equivalent shares were excluded as they were anti-dilutive. For the three months ended March 31, 2010 and 2009, 4,183,730 and 5,760,918 options outstanding, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

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

Future minimum lease payments under operating leases are as follows (in thousands):

Remainder of 2010	$509
2011	339
Total	$848

Manufacturing Agreements

In November 2002, the Company entered into a manufacturing agreement to purchase alprostadil from a supplier beginning in 2003 and ending in 2008. In May 2007, the terms of the agreement were amended to require the purchase of a minimum total of $2.3 million of product from 2007 through 2011. The Company’s remaining commitment under this agreement is $765,000. In addition, the Company has entered into various other purchase commitments to support its manufacture of MUSE. The remaining commitments under these agreements totaled $528,000 at March 31, 2010.

Other Agreements

The Company has entered into various agreements with clinical consultants and clinical research organizations to perform clinical studies on its behalf and at March 31, 2010, its remaining commitment under these agreements totaled $18.1 million. The Company has remaining commitments under various general and administrative services agreements totaling $2.5 million at March 31, 2010, including $1.3 million related to Leland F. Wilson’s Employment Agreement (see paragraph below). The Company has also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at March 31, 2010, its remaining commitment under these agreements totaled $7.7 million. The Company has entered into marketing promotion and related agreements for its erectile dysfunction product, MUSE and as of March 31, 2010, its remaining commitment under these marketing agreements totaled $1.4 million. In addition, the Company has entered into agreements related to the pre-commercialization of Qnexa for obesity. The remaining commitments under these agreements totaled $3.6 million at March 31, 2010.

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

13. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

Sales to significant customers as a percentage of total revenues were as follows:

	Three Months Ended March 31,
	2010	2009
McKesson Corporation	2%	2%
Cardinal Health	59%	58%
Meda AB	22%	21%
Amerisource Bergen	9%	11%

The Company relies on third party sole-source manufacturers to produce its clinical trial materials, components and raw materials. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality. Several of the Company’s manufacturers are sole-source manufacturers where no alternative suppliers exist. In the three months ended March 31, 2010 and 2009, the Company incurred $1.5 million and $7.2 million, respectively, for services provided by one clinical research organization on the Qnexa Phase 3 studies, which represented 15% and 36%, respectively, of the Company’s total research and development expenses. Separately, in the three months ended March 31, 2010 and 2009, the Company incurred another $2.5 million and $5.2 million, respectively, for services provided by another clinical research organization on the avanafil Phase 3 studies, which represented 24% and 26% of the Company’s total research and development expenses. In addition, in the three months ended March 31, 2010 and 2009, the Company incurred $1 million and $1.5 million, respectively, for services provided by a third clinical research organization related to Phase I studies performed on its behalf, which represented 10% and 8%, respectively, of the Company’s total research and development expenses. Finally, in the three months ended March 31, 2010 and 2009, the Company incurred $1.7 million and $381,000, respectively, for clinical supplies and formulation work performed by the Company’s sole-source manufacturer, which represented 17% and 2%, respectively, of the Company’s total research and development expenses.

14. INTEREST INCOME, NET

The components of interest income, net were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Interest income	$65	$465
Realized losses on marketable securities, net	—	(257)
Interest income, net	$65	$208

15. EQUITY TRANSACTIONS

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

The Company and Acrux Limited through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, are parties to the Testosterone Development and Commercialization Agreement dated February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covers the Company’s investigational product candidate, Luramist, which is licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to the Company related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. The Company asserted counterclaims against Acrux in the arbitration and sought the enforcement of the Company’s rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that it was in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that the Company was not in breach of the Luramist license agreement and that the Company has used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in favor of the Company on its counter claim that Acrux had breached the Luramist license agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel has ordered Acrux to turn over certain information to the Company that was previously withheld in violation of the agreement by Acrux. After the parties failed to agree on a new Outside Date by which the Company is to commence its first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment.  On March 30, 2010, the Company provided written notice to Acrux of its intent to terminate the Testosterone Agreement. On April 6, 2010, in connection with Acrux’s request for further briefing on the issue of damages in light of the Company’s termination of the Testosterone Agreement, the Panel ordered the parties to enter into settlement discussions and to report back to the Panel no later than May 17, 2010 on whether a settlement had been reached. On May 6, 2010, the parties agreed to the terms of a settlement agreement and mutual release, or the Settlement Agreement, resolving any and all claims or potential claims in the arbitration and that may have or could have arisen from any case whatsoever, other than certain rights and obligations that survive the termination of the Testosterone Agreement or are required by the Settlement Agreement. Pursuant to the Settlement Agreement, the Company will transfer Luramist related assets to Acrux, including, clinical trial material, batch release documents, inventory of applicators, FDA correspondence, intellectual property and know-how and trademarks. In addition, the Company will also cease its clinical study program for Luramist as part of the settlement. The parties will not exchange cash payments as a result of the settlement and termination of the Testosterone Agreement. The Panel will retain jurisdiction over the matter to enforce the terms of the Settlement Agreement.

In the ordinary course of business the Company may become involved in lawsuits and subject to various claims from current and former employees including wrongful termination, sexual discrimination and other employment-related matters. The Company is currently a party to a lawsuit involving a former employee. The Company has also been named as a potential defendant in a complaint filed by a former employee. The Company has investigated each of the claims and believes the allegations have no merit and that the Company has meritorious defenses to such charges. Due to the current economic downturn, employees may be more likely to file employment-related claims. Employment-related claims also may be more likely following a poor performance review. Although there may be no merit to such claims or legal matters, the Company may be required to allocate additional monetary and personnel resources to defend against these type of allegations. The Company believes the disposition of the current lawsuit and claims is not likely to have a material effect on its financial condition or liquidity.

The Company is not aware of any other asserted or unasserted claims against it where an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

17. STOCK OPTION PLANS

On March 29, 2010, the Company’s Board of Directors terminated the Company’s 2001 Stock Option Plan, or the 2001 Plan. In addition, the Board of Directors adopted and approved a new 2010 Equity Incentive Plan, or the 2010 Plan, subject to the approval of the Company’s stockholders. The 2001 Plan, however, will continue to govern awards previously granted under it. Upon expiration of the 2001 Plan, the Company would have no equity incentive plan under which it may grant future equity awards, unless the 2010 Plan is approved. The 2010 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to employees, directors and consultants, to be granted from time to time as determined by the Board of Directors, the Compensation Committee of the Board of Directors, or its designees. The 2010 Plan’s share reserve which the stockholders will be asked to approve is 8,400,000 shares, plus any shares subject to outstanding awards under the 2001 Plan that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company, up to a maximum of 8,111,273 shares (which is the number of shares subject to outstanding options under the 2001 Plan as of March 11, 2010). Awards exercisable for 55,000 shares have been granted pursuant to the Plan, which are contingent upon stockholder approval of the Plan. As of March 11, 2010, there were 8,350,903 shares subject to all options outstanding under all stock plans and 32,000 shares reserved for issuance under the 2001 Plan. Additionally, the average weighted exercise price of all outstanding options under all stock plans was $5.26 per share and the average weighted remaining term was 7.14 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward looking words or phrases such as “may,” “will,” “believe,” “expect,” “intend,” “anticipate,” “predict,” “should,” “planned,” “continue,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our history of losses and variable quarterly results; (2) substantial competition; (3) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (4) our reliance on sole source suppliers; (5) our limited sales and marketing efforts and our reliance on third parties; (6) failure to continue to develop innovative investigational drug candidates and drugs; (7) risks related to noncompliance with United States Food and Drug Administration, or the FDA, regulations; (8) our ability to demonstrate through clinical testing the safety and effectiveness of our clinical investigational drug candidates; (9) the timing of initiation and completion of clinical trials and submissions to the FDA; (10) uncertainties around the acceptance and ultimate approval of our New Drug Application, or NDA, for Qnexa® and any actions taken on behalf of regulatory authorities during the review process; (11) the volatility and liquidity of the financial markets; (12) our liquidity and capital resources; (13) our expected future revenues, operations and expenditures; and (14) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Item 1A. Risk Factors.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter ended March 31, 2010, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

VIVUS, Inc. is a biopharmaceutical company, incorporated in 1991, dedicated to the development and commercialization of therapeutic products for large underserved markets. Currently, we have one drug that has been approved by the FDA, one investigational drug candidate for which we have submitted an NDA, one investigational drug candidate which is in Phase 3 studies, and several investigational drug candidates in various stages of clinical development, that are focused on market opportunities in obesity and related morbidities, including sleep apnea and diabetes, erectile dysfunction and other unmet medical needs. With respect to obesity, it is estimated that the potential worldwide pharmaceutical market for obesity could approach $5 billion annually. Annual worldwide sales of approved drugs for diabetes currently exceed $10 billion. There are currently no approved pharmaceutical therapies for sleep apnea; however, the sales of devices and related consumables used to treat sleep apnea exceed $2 billion annually. Sales of currently approved oral erectile dysfunction therapies exceed $3 billion annually. We market MUSE®, a legacy product, as a prescription treatment for erectile dysfunction in the United States and, together with our partners, internationally.

Recent Developments

On March 1, 2010, we announced that the FDA had accepted for filing the New Drug Application, or NDA, for Qnexa for the treatment of obesity. The Endocrinologic and Metabolic Drugs Advisory Committee of the U.S. FDA is tentatively scheduled to review the NDA for Qnexa for the treatment of obesity on July 15, 2010. Further, the FDA has set October 28, 2010 as the Prescription Drug User Fee Act, or PDUFA, date whereby we may expect a response to the review of the NDA.

On January 11, 2010, we announced new data from an analysis of the recently completed Phase 3 study, REVIVE TA-301, of avanafil, an investigational drug candidate for the treatment of erectile dysfunction, or ED. Patients who attempted intercourse within 15 minutes of dosing were successful 67%, 69% and 72% of the time on 50, 100 and 200 mg of avanafil, respectively, as compared to 29% of the patients on placebo (p<0.05). The previously-disclosed top-line results of the REVIVE study evaluating the safety and efficacy of avanafil in 646 patients showed that all three doses of avanafil met the primary study endpoints by demonstrating a statistically significant improvement in erectile function as measured by the Sexual Encounter Profile, or SEP and improvements in the International Index of Erectile Function, or IIEF score.

On January 7, 2010, we announced positive results from a Phase 2 study evaluating the safety and efficacy of Qnexa, our investigational drug candidate, for the treatment of obstructive sleep apnea, or OSA. This study demonstrated statistically significant improvement in the apnea/hypopnea index, or AHI, which is a measure of the severity of sleep apnea, in patients with OSA treated with Qnexa for 28 weeks. Qnexa-treated patients on average had a 69% reduction in sleep apnea and hypopnea events as compared to patients on placebo. Qnexa-treated patients also experienced significant weight loss, improvements in blood pressure, and increased blood oxygen saturation during overnight polysomnography (sleep lab study). OSA is a sleep-related breathing disorder that involves a decrease or complete cessation in airflow despite an ongoing effort to breathe. OSA is associated with an increased risk of hypertension, diabetes, stroke, myocardial infarction, sudden cardiac death and all-cause mortality. It has been estimated that approximately 18 million Americans have sleep apnea, and currently, there is no medication approved by the FDA for the treatment of OSA.

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

It is our objective to become a leader in the development and commercialization of products for large underserved markets. We believe we have strong intellectual property supporting several opportunities in obesity and related disorders, such as sleep apnea and diabetes, and men’s sexual health. Our future growth depends on our ability to further develop and obtain regulatory approval of our investigational drug candidates for indications that we are studying, or plan to study, as well as in-licensing and product line extensions.

We have funded operations primarily through private and public offerings of our common stock, through the sale of the rights to Evamist and through product sales of MUSE (alprostadil). We expect to generate future net losses due to increases in operating expenses as our various investigational drug candidates are advanced through the various stages of clinical development and for pre-commercialization activities. In connection with the sale of Evamist, we received to date an aggregate of $150 million. The sale of Evamist was a unique transaction. An initial $10 million was paid at closing and $140 million was paid upon the FDA’s approval of the Evamist NDA. These payments were non-refundable and were originally recorded as deferred revenue and were recognized as license and other revenue ratably over a 21.5-month period, from August 1, 2007 to May 15, 2009. All of the revenue deferred from the Evamist sale has been recognized. As of March 31, 2010, we have incurred a cumulative deficit of $252.9 million and expect to incur operating losses in future years.

Our Investigational Drug Candidates

Our investigational product pipeline includes two late-stage clinical drug candidates. One of these investigational products, Qnexa, has recently completed Phase 3 clinical trials for obesity and Phase 2 clinical trials for diabetes and obstructive sleep apnea. We submitted an NDA to the FDA for Qnexa in December 2009. Avanafil is currently in Phase 3 trials for erectile dysfunction and we announced data from one of these trials, REVIVE (TA-301), in November 2009.

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

Qnexa for Obesity

Obesity is a chronic disease condition that affects millions of people and often requires long-term or invasive treatment to promote and sustain weight loss. In the National Health and Nutrition Examination Survey, or NHANES, conducted for 2007-2008, 68% of adults in the United States (72.3% of men and 64.1% of women) were classified as overweight, defined as a body mass index, or BMI >25, and 33.8% were obese (BMI >30). Data from NHANES also found that almost 17% of school children were obese and almost 32% were overweight for the 2007-2008 time period. Obesity in children is defined as having a BMI at or above the 95th percentile and being overweight is defined as having a BMI at or above 85th percentile. The percentage of American men and women classified as overweight and obese has more than doubled since 1962. Researchers fear that the percentage of American adults that are obese could climb as high as 43% in the next ten years.

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

Qnexa is our proprietary oral investigational drug candidate for the treatment of obesity, incorporating low doses of active ingredients from two previously approved drugs, phentermine and topiramate. We believe that by combining these compounds, Qnexa targets excessive appetite and high threshold for satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. Qnexa is a once-a-day capsule containing a proprietary formulation of controlled release phentermine and topiramate. Our first U.S patent on Qnexa (US 7,056,890 B2) and our EU patent on Qnexa (EU EP 1187603) both expire in 2020.

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

EQUIP (OB-302) AND CONQUER (0B-303) Phase 3 studies

The Qnexa development program also included two large Phase 3 randomized, double-blind, placebo-controlled, 3-arm, prospective studies across 93 centers comparing Qnexa to placebo over a 56-week treatment period. All Phase 3 studies utilized our once-a-day formulation of Qnexa, which at full-dose contains 15 mg phentermine and 92 mg of a proprietary controlled release formulation of topiramate. The Phase 3 studies were designed to prospectively demonstrate the safety and efficacy of Qnexa in obese and overweight patients with different baseline characteristics. The co-primary endpoints for these studies evaluated the differences between treatments in mean percent weight loss from baseline to the end of the treatment period and the differences between treatments in the percentage of patients achieving weight loss of 5% or more. Patients were asked to follow a hypocaloric diet representing a 500-calorie/day deficit and were advised to implement a simple lifestyle modification program.

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

The second year-long Phase 3 trial, known as CONQUER, enrolled 2,487 overweight and obese adult patients (1,737 females and 750 males) with BMI’s from 27 kg/m2 to 45 kg/m2 and at least two co-morbid conditions, such as hypertension, dyslipidemia and type 2 diabetes. The average baseline BMI of the study population was 36.6 kg/m2 and baseline weight was 227 pounds. Patients had a 4-week dose titration period followed by 52 weeks of treatment with patients randomized to receive once-a-day treatment with full-dose Qnexa, mid-dose Qnexa or placebo. Weight loss results from the study are summarized as follows:

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

The most common drug-related adverse events reported in the CONQUER study for the full-dose, mid-dose, and placebo group were tingling of the extremities, dry mouth, altered taste, headache and constipation. A significantly greater proportion of patients completed the study on Qnexa as compared to placebo patients. Overall average completion rates were 64%, 69%, and 57% for patients taking full-dose Qnexa, mid-dose Qnexa and placebo, respectively.

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

We completed a “Thorough QT”, or TQT, prolongation study evaluating patients taking Qnexa. The QT interval represents the time for both ventricular depolarization and repolarization to occur in the heart, and therefore roughly estimates the duration of an average ventricular action potential. If abnormally prolonged or shortened, there is a risk of developing ventricular arrhythmias. The study was completed with no drug-related signal for QT prolongation. Patients taking Qnexa also underwent complex and extensive cognitive and psychomotor testing using validated, FDA recognized testing methodologies. There was no clinically relevant change in overall cognitive function or effect on psychomotor skills seen in patients taking Qnexa.

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

We have entered into a Master Services Agreement and related Task Orders with Medpace, Inc., or Medpace, pursuant to which Medpace will perform certain clinical research services in connection with the clinical trials for Qnexa. Our aggregate payment obligations under the agreement for services entered into during 2007 through 2010, out of pocket expenses and pass through costs totals approximately $75.5 million of which we have paid approximately $68.3 million through March 31, 2010. We have agreed to defend and indemnify Medpace against third party claims arising from the services other than claims resulting from Medpace’s negligence, willful misconduct, violation of law or material breach of the Master Service Agreement or a Task Order. We can terminate the agreement at any time without cause. Medpace may terminate the agreement following our material breach of the agreement that remains uncured.

Separately, we have entered into a Master Services Agreement and related Task Orders with Quintiles, Inc., or Quintiles, pursuant to which Quintiles will perform certain clinical research services in connection with the clinical trials for avanafil. Our aggregate payment obligations entered into during 2008 through 2010 under the agreement for services, out of pocket expenses and pass through costs totals approximately $27.3 million of which we have paid approximately $20.3 million through March 31, 2010. We have agreed to defend and indemnify Quintiles against third party claims arising from the services other than claims resulting from Quintiles’s negligence, willful misconduct, violation of law or material breach of the Master Service Agreement or a Task Order. We can terminate the agreement at any time without cause. Quintiles may terminate the agreement following our material breach of the agreement that remains uncured.

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

Qnexa for Diabetes

Diabetes is a significant worldwide disease. Based on the fourth edition of the Diabetes Atlas published in 2009, the International Diabetes Federation estimated that in 2008 there were 285 million people with diabetes worldwide, with 27 million of those people living in the United States. Diabetes, mostly type 2 diabetes, is projected to reach 6.6% of the world’s adult population in 2010, with almost 70% of the total in developing countries. The CDC estimates, based on 2007 data, that nearly 24 million people in the United States have diabetes, mostly type 2 diabetes, and that 57 million people have pre-diabetes, a condition that puts people at increased risk of diabetes. Type 2 diabetes is characterized by inadequate response to insulin and/or inadequate secretion of insulin as blood glucose levels rise. Currently approved therapies for type 2 diabetes are directed toward correcting the body’s inadequate response with oral or injectable medications, or directly modifying insulin levels through injection of insulin or insulin analogs.

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

Avanafil is an oral PDE5 inhibitor investigational drug candidate, which we licensed from Tanabe Seiyaku Co., Ltd., or Tanabe, in 2001. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or MTPC. Our US patent on avanafil (US 6,656,935) expires in 2020.

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

(p<0.001 vs. placebo)

The most commonly reported side effects in patients taking avanafil (all doses combined) included headache (7.0% vs. 1.2% placebo), flushing (4.6% vs. 0% placebo) and nasal congestion (2.3% vs. 1.2%); there were no reports of visual disturbances such as “blue vision.”

In January 2010, we announced new data from an analysis of REVIVE TA-301. Patients who attempted intercourse within 15 minutes of dosing were successful 67%, 69% and 72% of the time on 50, 100 and 200 mg of avanafil, respectively, as compared to 29% of the patients on placebo (p<0.05).

We previously completed a Phase 1 “Thorough QT”, or TQT, study evaluating 100 mg and 800 mg of avanafil compared to placebo and a known positive control. The study was successfully completed with no concern associated with QT prolongation.

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

Enrollment in the TA-303 study has been slower than anticipated. We believe in part this was due to the fact that physicians are routinely prescribing PDE5 inhibitors to their patients shortly following prostate surgery for penile rehabilitation, and patients do not wish to discontinue this rehabilitation therapy for the purpose of enrolling into a double-blind, placebo-controlled study such as TA-303. In April 2010, we discussed with the FDA our NDA filing for avanafil without the inclusion of TA-303. The FDA agreed that we may submit the NDA for avanafil prior to the completion of the TA-303 study. It is our intent to submit the results of the TA-303 study to the FDA once it is complete. We have also been informed by the FDA that the submission of the TA-303 study results subsequent to our NDA filing will not impact the timing of their decision concerning the approvability of avanafil for other populations.

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

Other Programs

We have licensed and intend to continue to license from third parties the rights to other products to treat various diseases and medical conditions. We also sponsor early stage clinical trials at various research institutions and intend to conduct early stage proof of concept studies on our own. We expect to continue to use our expertise in designing clinical trials, formulation and drug development to commercialize pharmaceuticals for unmet medical needs or for disease states that are underserved by currently approved products. We intend to develop products with a proprietary position or that complement our other products currently under development.

Sale of Evamist to K-V Pharmaceutical Company

On March 30, 2007, we entered into a definitive agreement with K-V, to transfer our assets and grant a sublicense of our rights under the Evamist Agreement to K-V, or the Transaction. The closing of the Transaction occurred on May 15, 2007. Under the terms of the Transaction, upon the closing, we received an upfront payment of $10 million. On July 27, 2007, we received FDA approval of the NDA for Evamist. On August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V and on August 8, 2007, K-V paid us the additional $140 million milestone payment due upon FDA approval of the Evamist NDA. In August 2008, we assigned all of our rights and obligations under the Evamist license agreement to K-V. In connection with the Transaction, in order to obtain MTPC’s blanket release of liens against our assets including the Evamist assets and intellectual property, we repaid the MTPC line of credit.

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

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of the agreements were amended and restated on March 16, 2009. Under the agreements, Deerfield and its affiliates agreed to provide us with $30 million in funding. The $30 million in funding consists of $20 million from the Funding and Royalty Agreement, or FARA, entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of our common stock. Under the FARA, the Deerfield Sub made $3.3 million payments to us in April, September and December 2008 and February, June and September 2009. The Company has received all of the required payments under the FARA. Such payments are referred to as the Funding Payments. We will pay royalties on the current net sales of MUSE and, if approved, on future sales of avanafil, an investigational drug candidate to the Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, to manufacture, promote and sell MUSE, and to develop avanafil. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million, and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately $200,000 in certain expenses incurred in this transaction. The number of shares was determined based on the volume weighted average price on the NASDAQ Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights, each as described in greater detail below. If either party exercises its option, any further royalty payments would be effectively terminated. Collectively, these transactions are referred to as the Deerfield Transactions.

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

These sales allowances are deducted from gross product revenues at the time such revenues are recognized along with the recording of a corresponding reserve, or liability. In making these estimates we take into consideration our historical information, current contractual and statutory requirements, shelf life of our products, estimated customer inventory levels and information received from outside parties. Significant judgments and estimates must be made and used in estimating the reserve balances in any accounting period. Our product sales allowances and reserves include:

•                  Product Returns: We have estimated reserves for product returns from wholesalers, hospitals and pharmacies in the United States in accordance with our product returns policy. Our returns policy allows product returns within the period beginning six months prior to and twelve months following product expiration. We sell one pharmaceutical product, MUSE, which is sold in four dosages. The 1,000 mcg and 500 mcg product has a 24-month shelf-life and, beginning in the fourth quarter of 2009, the 250 mcg and 125 mcg product has an 18-month shelf-life. As of March 31, 2010, the shipments of MUSE in the United States made in 2010, 2009, 2008 and a portion of the shipments in 2007 remain subject to future returns.

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

At December 31, 2007, our returns rate was increased from 6% to 6.5%, based upon an increasing trend of product returns. The returns rate of 6.5% has been used since December 31, 2007. The product returns reserve at March 31, 2010, covering the estimated returns exposure for product shipped in 2010, 2009, 2008 and a portion of 2007, was estimated at $3 million. This product returns reserve calculation is based upon the most recent information available, and we believe is reasonable and adequate to cover the estimated future credit memos to be issued for the return of prior sales of MUSE. Quarterly, we will continue to monitor the product returns experience and make adjustments to the product returns reserve, as appropriate.

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

On May 15, 2007, we closed our transaction with K-V for the sale of our drug candidate, Evamist, a metered-dose transdermal spray for the treatment of menopause symptoms. At the time of the sale, Evamist was an investigational drug and was not yet approved by the FDA for marketing. The sale transaction contained multiple deliverables, including: the delivery at closing of the Evamist assets (mainly raw material inventory and certain fixed assets), a grant of a sublicense of our rights under a license related to Evamist, and a license to the MDTS applicator; the delivery upon receipt of regulatory approval of Evamist, along with all regulatory submissions; and, lastly, the delivery after FDA approval of certain transition services and a license to improvements to the MDTS applicator. We received approval from the FDA to market Evamist on July 27, 2007, or FDA Approval, and on August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V. In August 2008, we assigned all of our rights and obligations under the Evamist license agreement to K-V.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of March 31, 2010, it was considered more likely than not that the Company’s deferred tax assets would not be realized.

As of March 31, 2010, we believed that the amount of the deferred tax assets recorded on our condensed consolidated balance sheet would not ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Inventories

Inventories are valued at the lower of cost or market. We record inventory reserves for estimated obsolescence, unmarketable or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required. During the quarter ended September 30, 1998, we established significant reserves against our inventory to align with the then new estimates of expected future demand for MUSE. As of March 31, 2010, the remaining inventory reserve balance is $955,000 relating to raw materials and components. In the first quarter of 2005, we determined that we likely would continue to use some portion of the fully reserved component parts inventory in production. In the third quarter of 2009, we determined that we would also likely use some portion of the fully reserved raw materials inventory. When we record inventory reserves, we establish a new, lower cost basis for the inventory for accounting purposes. Accordingly, to the extent that this fully reserved inventory was used in production in the quarters ended March 31, 2010 and 2009, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold. During the second quarter of 2009, a portion of our existing inventory of alprostadil exceeded its shelf life and was no longer usable in the manufacturing of MUSE. At that time, we increased our inventory reserves by $487,000 for this raw material. We subsequently disposed of this fully reserved raw material in the first quarter of 2010. We do not expect the loss of this material to impede our ability to meet the demand for MUSE.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At March 31, 2010, all cash equivalents are invested in money market funds and U.S. Treasury securities. These accounts are recorded at cost, which approximates fair value.

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

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. Our marketable securities have been classified and accounted for as available-for-sale. We may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we may sell these securities prior to their stated maturities. Where these securities are viewed by us as available to support current operations, securities with maturities beyond 12 months are classified as current assets.

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

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, FSP SFAS 115-2 and SFAS 124-4, Recognition and Presentation of Other-than-Temporary Impairments (“FSP 115-2/SFAS 124-2”) and SAB Topic 5M, Accounting for Non-current Marketable Equity Securities, as codified in FASB ASC topic 320, Investments—Debt and Equity Securities, or ASC 320, provide guidance on determining when an investment is other-than-temporarily impaired. FSP 115-2/124-2 is effective for all periods ending after June 15, 2009 and provides additional guidance designed to create a greater clarity and consistency in accounting for and presenting impairment losses on securities. In reviewing our non-U.S. Government available-for-sale securities, we concluded that we intended to sell the debt securities before recovering their costs and consequently these securities are included in our assessment of other-than-temporarily impaired securities. For securities that are deemed to be other-than-temporarily impaired, the security is adjusted to fair value and the resulting losses are recognized in other-than-temporary loss on impaired securities in the condensed consolidated statements of operations.

During our quarterly impairment assessment, we determined that a decline in value of our U.S. Treasury securities was not other-than-temporary. Accordingly, we did not record any other-than-temporary impairment adjustments in the three months ended March 31, 2010. We include any non-cash impairment charges in other-than-temporary loss on impaired securities in the condensed consolidated statements of operations and other comprehensive income (loss).

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

We recorded $1.9 million and $1.3 million of share-based compensation expense for the quarters ended March 31, 2010 and 2009, respectively. Share-based compensation expense is allocated among cost of goods sold and manufacturing, research and development and selling, general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.

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

These types of instruments have included certain corporate bonds, mortgage-backed securities and asset-backed securities. We have no Level 3 securities as of March 31, 2010. Level 3 is comprised of unobservable inputs that are supported by little or no market activity. These instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. Level 3 may still include some observable inputs such as yield spreads derived from markets with limited activity. Level 3 financial assets include securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair Value Measurements

As of March 31, 2010, our cash and cash equivalents and available-for-sale securities measured at fair value on a recurring basis totaled $194.9 million.

All of our cash and cash equivalents and available-for-sale securities are in cash, money market instruments and U.S. Treasury securities at March 31, 2010, and these are classified as Level 1. The valuation techniques used to measure the fair values of these financial instruments were derived from quoted market prices, as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exists.

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of these agreements were amended and restated on March 16, 2009. Please refer to Note 7: “Deerfield Financing” and Note 8: “Notes Payable” to the notes to condensed consolidated financial statements included in this Form 10-Q for additional information on these agreements. Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from the Funding and Royalty Agreement, or FARA, and $10 million from the sale of the Company’s common stock. Under the FARA, the Deerfield Affiliates made $3.3 million payments to us in April, September, and December 2008 and February, June and September 2009, constituting all of the required payments under the FARA. We have agreed to pay royalties on the current net sales of MUSE and if approved, on future sales of avanafil, an investigational drug candidate, to the Deerfield Sub, a newly incorporated subsidiary of Deerfield. The agreements also provide us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights. If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, we paid $2 million to the Deerfield Affiliates.

We have evaluated the Deerfield financing in accordance with SFAS 167, Amendments to FASB Interprtation No. 46(R), as codified in FASB ASC topic 810, Consolidation, or ASC 810, and determined that the Deerfield Sub may constitute a Variable Interest Entity, or VIE; however, we also determined that we are not the primary beneficiary of this VIE at this time. The methodology used for determining the primary beneficiary of the VIE was based on which entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligations to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. While we determined that we met the power criterion, we did not meet the losses/benefit criterion. The Deerfield Affiliates will absorb 100% of the Deerfield Sub’s expected losses and receive 100% of its expected gains. Therefore, it was determined that we are not required to consolidate the Deerfield Sub at this time.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements Disclosures, which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The adoption of this statement effective January 1, 2010 did not materially expand our condensed consolidated financial statement footnote disclosures.

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

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), as codified in ASC 810. This statement amends the consolidation guidance applicable to variable interest entities and the definition of a variable interest entity, and requires enhanced disclosures to provide more information about an enterprise’s involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. This statement is effective for our fiscal year beginning January 1, 2010. The adoption of this statement did not have a material effect on our condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

Executive Overview

For the three months ended March 31, 2010, we reported a net loss of $18.8 million, or $0.23 net loss per share, as compared to a net loss of $6.8 million, or $0.10 net loss per share, during the same period in 2009. The increase in net loss in the first quarter of 2010 as compared to the first quarter of 2009 predominantly results from the completion of the recognition of the Evamist deferred revenue in 2009 and to a lesser extent, decreased research and development spending due to the completion of the Phase 3 clinical trials for Qnexa for the treatment of obesity.

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

In connection with the sale of Evamist, we received $150 million. The sale of Evamist was a unique transaction. An initial $10 million was paid at closing and $140 million was paid upon FDA approval of Evamist. These payments were non-refundable and were recorded as deferred revenue and have been recognized as license and other revenue ratably over a 21.5-month period, from August 1, 2007 to May 15, 2009, which was the remaining term of a license to improvements to the MDTS applicator. No improvements to the MDTS applicator were made during this period. As compared to revenues from product sales, license and other revenue was significant on a quarterly basis during this 21.5-month period. Since the $150 million was received and we had no related contingencies, the recognition of revenue and the corresponding reduction of deferred revenue related to the Evamist sale had no impact on our cash flows from operations during this period. The revenue related to the Evamist transaction recognized in the first quarter of 2009 was $20.9 million.

We may have continued losses in future years, depending on the timing of our research and development expenditures, and we plan to continue to invest in clinical development of our current research and investigational drug candidates to bring those potential products to market.

Revenue. (Unaudited)

	Three Months Ended March 31,		Increase/	%
	2010	2009	(Decrease)	Change
	(In thousands, except percentages)
United States product, net	$1,102	$893	$209	23%
International product	514	293	221	75%
License and other revenue	116	21,046	(20,930)	(99)%
Total revenues	$1,732	$22,232	$(20,500)	(92)%

Product revenues for the quarters ended March 31, 2010 and 2009 were $1.6 million and $1.2 million, respectively. U.S. product revenues in the quarter ended March 31, 2010 increased as compared to the same period in 2009. While the U.S. units shipped decreased slightly, revenues increased in the first quarter of 2010 as compared to the first quarter of 2009.  This increase in revenue is primarily due to a $212,000 sales allowance established in the first quarter of 2009 for certain production lots of the 125 mcg and 250 mcg strength MUSE shipped that did not meet certain specifications applied toward the end of the 24 month shelf life. In addition, there was a nominal increase in the the price of MUSE in the first quarter of 2010.

The increase in international revenue in the quarter ended March 31, 2010 as compared to the same period in 2009 was primarily due to a $208,000 sales allowance established in the first quarter of 2009 for the out-of-specification condition noted above for certain production lots of MUSE shipped, and to a lesser extent a modest increase in unit shipments for 2010 as compared to 2009.

In the first quarter of 2009, through our routine testing, we identified that certain production lots of the lower strength MUSE shipped did not meet certain specifications applied toward the end of the 24-month shelf life. This out-of-specification condition appears to arise in the last six months of the 24-month shelf life. This condition does not pose any safety risk to patients. In May 2009, we issued a voluntary recall of specific lots of 125 mcg and 250 mcg MUSE product remaining in the U.S. wholesaler’s inventory. Units of 125 mcg and 250 mcg represented 13% of total domestic units shipped in 2008.

In September 2009, we received approval from the FDA to reduce the shelf life of our 125 mcg and 250 mcg MUSE product from 24 months to 18 months and we are currently manufacturing the 125 mcg and 250 mcg MUSE product with an 18-month shelf life. During the fourth quarter of 2009, we began shipping 125 mcg and 250 mcg MUSE product with an 18-month shelf life. We offered an exchange of product with the 18-month shelf life for any product with the 24-month shelf life remaining in the wholesalers’ inventories and, in the fourth quarter of 2009, we completed the product exchange.

While the demand for MUSE declined slightly in the quarter ended March 31, 2010, we are not able to anticipate if our largest wholesaler customer will continue its historical pattern of making purchases in the fourth quarter that exceed expected quarterly demand. If our largest wholesaler customer does not repeat this pattern of purchasing quantities of MUSE that exceed quarterly demands, revenues from the sale of MUSE in 2010 may be lower as compared to 2009.

On March 30, 2007, we announced that we had entered into a definitive agreement with K-V, to transfer our assets and grant a sublicense of our rights under the Evamist Agreement to K-V, or the Transaction. In August 2008, we assigned all of our rights and obligations under the Evamist license agreement to K-V. The closing of the Transaction occurred on May 15, 2007 and on July 27, 2007 we received FDA approval of the Evamist NDA. An initial $10 million was paid at closing and $140 million was paid upon FDA approval. These payments were recorded as deferred revenue and have been recognized as revenue ratably over the 21.5-month term of the Improvement License, from August 1, 2007 to May 15, 2009. As a result, license and other revenue decreased in the first quarter of 2010 as compared to the same period last year.

Cost of goods sold and manufacturing. (Unaudited)

	Three Months Ended March 31,			%
	2010	2009	(Decrease)	Change
	(In thousands, except percentages)

Cost of goods sold and manufacturing	$2,411	$2,603	$(192)	(7)%

Cost of goods sold and manufacturing, or cost of goods sold, in the first quarter of 2010 decreased $192,000, or 7%, to $2.4 million, as compared to $2.6 million for the first quarter of 2009. Cost of goods sold decreased in the three months ended March 31, 2010 as compared to the same period in 2009 primarily due to the decrease in the number of units shipped.

We anticipate that cost of goods sold and manufacturing in 2010 will be similar to costs incurred in 2009.

Research and development. (Unaudited)

	Three Months Ended March 31,			%
	2010	2009	(Decrease)	Change
	(In thousands, except percentages)
Research and development	$10,223	$20,069	$(9,846)	(49)%

Research and development expenses in the first quarter of 2010 decreased $9.8 million, or 49%, to $10.2 million, as compared to $20.1 million for the first quarter of 2009. In the first quarter of 2010, this decrease in spending was primarily due to lower spending for Qnexa for obesity of $8.1 million, for avanafil of $1.3 million and for Qnexa for diabetes of $670,000, partially offset by other net research and development spending increases of $259,000, as compared to the first quarter of 2009. In the three months ended March 31, 2010, we spent $1.5 million for services provided by one clinical research organization on the Qnexa Phase 3 studies, which represented 15% of our research and development expenses for the quarter. Separately, we spent another $2.5 million for services provided by another clinical research organization on the avanafil Phase 3 studies, which represented 24% of our research and development expenses for the first quarter of 2010. In addition, we incurred $1 million for services provided by a third clinical research organization related to Phase I studies performed on our behalf, which represented 10% of our total research and development expenses for the quarter. Finally, we spent $1.7 million for clinical supplies and formulation work performed by our sole-source manufacturer, which represented 17% of our total research and development expenses for the quarter.

We anticipate that our research and development expenses in 2010 will decline from costs incurred in 2009, as we continue the obesity extension study, we continue to advance the clinical program for avanafil for erectile dysfunction and further studies for our other investigational drug candidates. The current remaining contractual obligation for payments to our primary contract research organization, or CRO, for the Phase 3 avanafil trials totals $6.4 million, which includes amounts in accrued research and clinical expenses as of March 31, 2010. The current remaining contractual obligation for payments to our primary CRO for the Phase 3 Qnexa for obesity trials totals $5.6 million, which also includes amounts in accrued research and clinical expenses as of March 31, 2010. There are likely to be additional research and development expenses related to avanafil and our other investigational drug candidates under development. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies. Regardless, if we are successful in obtaining FDA regulatory approval for any new investigational drug candidates being developed through our research and development efforts, we may not recognize any significant revenue from sales of such new products, if any, for at least a year or more due to the length of time required to develop investigational drug candidates into commercially viable products.

Selling, general and administrative.(Unaudited)

	Three Months Ended March 31,			%
	2010	2009	Increase	Change
	(In thousands, except percentages)
Selling, general and administrative	$6,585	$5,411	$1,174	22%

Selling, general and administrative expenses in the three months ended March 31, 2010 of $6.6 million increased $1.2 million, or 22% as compared to the three months ended March 31, 2009. In the quarter ended March 31, 2010, this increase is primarily due to Qnexa pre-commercialization expenses of $1.3 million, an incremental increase of $457,000 in non-cash share-based compensation, and other net increases in selling, general and administrative expenses totaling $387,000 (primarily MUSE related sales expenses and increased facilities costs resulting from the expansion of our corporate offices), partially offset by an incremental decrease of $961,000 in corporate legal fees, as compared to the quarter ended March 31, 2009.

We anticipate that our selling, general and administrative expenses in 2010 will increase substantially compared to those in 2009 due to Qnexa pre-commercialization related expenses.

Interest income and expense.

Interest income for the quarter ended March 31, 2010 was $65,000, as compared to $208,000 for the quarter ended March 31, 2009. The decrease in interest income in the quarter ended March 31, 2010 as compared to the same period last year is primarily due to lower investment yields in the three months ended March 31, 2010 as compared to the same period in 2009.

Interest expense for the quarter ended March 31, 2010 was $1.4 million as compared to $716,000 during the same period last year. The net increase in interest expense in the three months ended March 31, 2010 as compared to the same period in 2009 is primarily due to increased interest expense on the Deerfield financing.

There was no other-than-temporary loss on impaired securities in the three months ended March 31, 2010 as compared to $444,000 during the same period in 2009. The $444,000 other-than-temporary loss primarily represents unrealized impairment losses recorded on securities that were classified as available-for-sale securities on our condensed consolidated balance sheet as of March 31, 2009. The majority of the other-than-temporary losses on impaired securities were recorded on securities obtained in late 2007 through the redemption-in-kind distribution from the Bank of America Columbia Strategic Cash Portfolio Fund. We no longer hold these securities in our portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Available-for-sale securities. Unrestricted cash, cash equivalents and available-for-sale securities totaled $194.9 million at March 31, 2010, as compared to $207 million at December 31, 2009. The decrease in cash, cash equivalents and available-for-sale securities of $12.1 million is the net result of cash used for operating and investing activities partially offset by cash provided by financing activities for the first three months of 2010. Included in these amounts is $779,000 in net proceeds from common stock option exercises.

Since inception, we have financed operations primarily from the issuance of equity securities. Through March 31, 2010, we raised $404.4 million from financing activities, received $150 million from the sale of Evamist and had an accumulated deficit of $252.9 million at March 31, 2010.

At March 31, 2010 we had $14.9 million in cash and cash equivalents and $180 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities, in accordance with our investment policy. At March 31, 2010, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds that invest only in U.S. Treasury securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Accounts Receivable. Accounts receivable (net of allowance for doubtful accounts) at March 31, 2010 was $883,000, as compared to $7.3 million at December 31, 2009. The 88% decrease in the accounts receivable balance at March 31, 2010 is primarily due to the collection of the accounts receivable outstanding at December 31, 2009 and lower net sales in the quarter ended March 31, 2010 as compared with the fourth quarter of 2009. In the fourth quarter of 2009, our largest wholesaler customer made purchases that exceed expected quarterly demand. Currently, we do not have any significant concerns related to accounts receivable or collections.

Liabilities. Total liabilities were $39.2 million at March 31, 2010, or $4.1 million lower than at December 31, 2009. The change in total liabilities includes net decreases of $2.5 million in accounts payable and $1 million in accrued and other liabilities, primarily due to the timing of payments.

We have entered into a manufacturing agreement with a supplier to purchase alprostadil. As of March 31, 2010, our remaining commitment under this agreement is to purchase a minimum of $765,000 of product in 2011. Should our inventory of alprostadil exceed our future production needs, it may be necessary to write-off additional excess inventory.

In February 2004, we entered into exclusive licensing agreements with Acrux Limited and a subsidiary of Acrux under which we have agreed to develop and commercialize Luramist and Evamist in the United States for various female health applications. Under the terms of the agreements, we agreed to pay to Acrux combined licensing fees of $3 million, up to $4.3 million for the achievement of certain clinical development milestones, up to $6 million for achieving product approval milestones, and royalties on net sales in the United States upon commercialization of each product. We made a $1 million clinical development milestone payment to Acrux in October 2006 related to the submission of an NDA to the FDA for Evamist and we made an additional $3 million product approval milestone payment for the approval of this NDA in August 2007. Under the terms of our Asset Purchase Agreement with K-V for the sale of our Evamist product, K-V paid $1.5 million of this milestone obligation. On March 30, 2010, we terminated the licensing agreement related to Luramist and, as a result, we have no further contractual payment obligations under the licensing agreements with Acrux.

Operating Activities. Our operating activities used $12.8 million of cash and $25.2 million of cash during the three months ended March 31, 2010 and 2009, respectively. During the first three months of 2010, our net operating loss of $18.8 million was offset by $1.9 million in non-cash share-based compensation expense, a $2.1 million decrease in prepaid expenses and other current assets, and a $6.4 million reduction in our accounts receivable, due to the collection of monies owed to us. These positive cash flows to our net operating loss were in turn offset by a $2.5 million decrease in accounts payable and a $1 million decrease in accrued and other liabilities, primarily due to the timing of payments.

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

Investing Activities. Our investing activities used $13.8 million and $744,000 in cash during the three months ended March 31, 2010 and 2009, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities. Financing activities provided $739,000 and $2.5 million during the three months ended March 31, 2010 and 2009, respectively. In the first three months of 2010, cash provided by financing activities included $779,000 in net proceeds from the exercise of stock options. In the first three months of 2009, the cash provided by financing activities included $3.3 million in cash receipts from the Deerfield financing and $185,000 in proceeds from the exercise of stock options and was partially offset by $993,000 in principal payments under our notes payable.

On December 22, 2005, we purchased from our landlord our principal manufacturing facility, which was previously leased, for $7.1 million. The purchase price was funded in part by $3.3 million, which was being held by the landlord as cash collateral for renovations to the facility upon the termination of the lease and the remainder with cash. On January 4, 2006, we obtained a $5.4 million loan from Crown Bank, N.A., or Crown. The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for the Crown loan. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% for the first three months of 2010 and 2009, respectively.

On April 15, 2008, we closed the Deerfield Transaction in which Deerfield and its affiliates agreed to provide us with $30 million in funding. Certain of the agreements with Deerfield were amended and restated on March 16, 2009. The $30 million in funding consists of $20 million from the FARA entered into with the Deerfield Sub, and $10 million from the sale of our common stock under a securities purchase agreement. Under the FARA, the Deerfield Sub made $3.3 million payments to us in April, September and December 2008 and February, June and September 2009, constituting all of the required payments under the FARA. We will pay royalties on the current net sales of MUSE and if approved, future sales of avanafil, an investigational drug candidate, to the Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, manufacture, promote and sell MUSE, and develop avanafil. At the closing on April 15, 2008, in connection with the registered direct offering under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed certain expenses incurred in this transaction of approximately $200,000, registered under the shelf Registration Statement (File Number 333-135793), filed with the SEC on July 14, 2006. The number of shares was determined based on the volume weighted average price on the NASDAQ Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008.

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

On August 6, 2008, we sold $65 million of our common stock in a registered direct offering. Under the terms of the financing, we sold 8,365,508 shares of our common stock at a price of $7.77 per share. On August 5, 2008, we filed a prospectus supplement with the SEC relating to this registered direct offering under the existing shelf Registration Statement (File Number 333-150649).

On September 17, 2009, we entered into an underwriting agreement, or the Underwriting Agreement, with J.P. Morgan Securities Inc., as representative of the several underwriters named therein, or the Underwriters, relating to the public offering and sale of 9,000,000 shares of our common stock. Pursuant to the Underwriting Agreement, the Underwriters agreed to purchase, subject to customary closing conditions, 9,000,000 shares of our common stock. We also granted the Underwriters a 30-day option to purchase up to 1,350,000 additional shares of common stock on the same terms and conditions as set forth above to cover over-allotments, which the Underwriters exercised in full. The 10,350,000 shares were sold at a price to the public of $10.50 per share which resulted in approximately $108.7 million in gross proceeds before deducting underwriting discounts and commissions and other offering expenses. The transaction closed on September 23, 2009. The offering was made pursuant to the effective shelf registration statement on Form S-3 (Registration No. 333-161948) including the prospectus dated September 16, 2009 contained therein, as supplemented.

The funding necessary to execute our business strategies is subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. Completion of clinical trials and approval by the FDA may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of an investigational drug candidate. It is also important to note that if an investigational drug candidate is identified, the further development of that candidate can be halted or abandoned at any time due to a number of factors. These factors include, but are not limited to, funding constraints, lack of efficacy or safety or change in market demand.

The nature and efforts required to develop our investigational drug candidates into commercially viable products include research to identify a clinical candidate, pre-clinical development, clinical testing, FDA approval and commercialization. This process is very costly and can take in excess of 10 years to complete for each investigational drug candidate. The duration and the cost of clinical trials may vary significantly over the life of a project as a result of matters arising during the clinical studies, including, among others, the following:

•      we or the FDA may suspend trials;

•      we may discover that an investigational drug candidate may cause harmful side effects or is not effective;

•      patient recruitment may be slower than expected; and

•      patients may drop out of the trials.

For each of our investigational drug development programs, we periodically assess the scientific progress and the merits of the programs to determine if continued research and development is economically viable. Certain of our programs have been terminated due to the lack of scientific progress and lack of prospects for ultimate commercialization. As such, the ultimate timeline and costs to commercialize a product cannot be accurately estimated.

Our investigational drug candidates have not yet achieved FDA regulatory approval, which is required before we can market them as therapeutic products. In order to achieve regulatory approval, the FDA must conclude that our clinical data establish substantial evidence of safety and efficacy. The results from pre-clinical testing and early clinical trials may not be predictive of results in later clinical trials. It is possible for a candidate to show promising results in early clinical trials, but subsequently fail to demonstrate safety and efficacy data necessary to obtain regulatory approvals.

As a result of the uncertainties discussed above, among others, the duration and completion of our investigational drug development programs are difficult to estimate and are subject to considerable variation. Our inability to complete our research and investigational drug development programs in a timely manner or our failure to enter into collaborative agreements, when appropriate, could significantly increase our capital requirements and could adversely impact our liquidity. These uncertainties could force us to seek additional, external sources of financing from time to time in order to continue with our business strategy. Our inability to raise capital, or to do so on terms reasonably acceptable to us, would jeopardize the future success of our business.

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

•      the costs involved in seeking regulatory approvals for our investigational drug candidates;

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

•      the rate of technological advances;

•      ongoing determinations of the potential commercial success of our investigational drug candidates;

•      the state of the economy and financing environment;

•      the regulatory approval environment and regulatory hurdles for safety assessment for new products;

•      the health care reimbursement system or the impact of healthcare reform, if any, imposed by the U.S. federal government;

•      the level of resources devoted to sales and marketing capabilities;

•      perceptions and interpretations of Qnexa or the data by outside analysts or others; and

•      the activities of competitors.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least into 2011. However, we anticipate that we may require additional funding to continue our research and investigational drug development programs, to conduct pre-clinical studies and trials, to fund operating expenses, to pursue regulatory approvals for our investigational drug candidates, to finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, and we may require additional funding to establish additional or new manufacturing and marketing capabilities in the future, to manufacture quantities of our investigational drug candidates for approval and commercialization, or to launch a product. In particular, we expect to make other substantial payments to the inventor of Qnexa pending approval by the FDA and to MTPC, in accordance with our agreements with them in connection with the licensing of avanafil. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales. Similar to the transaction with Evamist, we may consider selling or licensing any of our products in development or our commercial product in order to raise additional funding. We may seek to access the public or private equity markets at any time. The sale of additional equity securities would result in additional dilution to our stockholders. We may also seek additional funding through strategic alliances, acquisitions of companies with cash balances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our investigational drug development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or investigational drug candidates and to pay royalties on future product sales. To the extent that we are unable to obtain third party funding for such expenses, we expect that increased expenses may result in future losses from operations. We are continually evaluating our existing portfolio and we may choose to divest or sell one or more of our approved products or investigational drug candidates at any time. We cannot assure you that we will successfully develop our products under development or that our products, if approved for sale, will generate revenues sufficient to enable us to earn a profit.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2010 excluding amounts already recorded on our condensed consolidated balance sheet as accounts payable, and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. This table includes our enforceable and legally binding obligations and future commitments, as well as obligations related to all contracts that we are likely to continue, regardless of the fact that they were cancelable as of March 31, 2010. These do not include milestones and assumes non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating plans, which are subject to change:

	Payments Due by Period
Contractual obligations	Total	2010 (9 months)	2011-2013	2014-2015	Thereafter
	(in thousands)
Operating leases	$848	$509	$339	$—	$—
Manufacturing and other agreements	16,469	15,514	937	15	3
Clinical trials	18,088	18,088	—	—	—
Notes payable	20,115	117	15,802	441	3,755
Interest payable	8,475	3,787	2,390	607	1,691
Total contractual obligations	$63,995	$38,015	$19,468	$1,063	$5,449

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

Manufacturing Agreements

In November 2002, we entered into a manufacturing agreement to purchase alprostadil from a supplier beginning in 2003 and ending in 2008. In May 2007, we amended the terms of this agreement and our remaining commitment is to purchase a minimum total of $765,000 of product in 2011. In addition, we have entered into various other purchase commitments to support the manufacture of MUSE. The remaining commitments under these agreements totaled $528,000 at March 31, 2010.

Other Agreements

We have remaining commitments under various general and administrative services agreements totaling $2.5 million at March 31, 2010, including $1.3 million related to Leland F. Wilson’s Employment Agreement (see paragraph below). We have also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at March 31, 2010, our remaining commitment under these agreements totaled $7.7 million. We have entered into marketing promotion and related agreements for our erectile dysfunction product, MUSE. At March 31, 2010, our remaining commitment under the MUSE agreements totaled $1.4 million. In addition, we have entered into agreements related to the pre-commercialization of Qnexa for obesity. The remaining commitments under these agreements totaled $3.6 million at March 31, 2010.

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

Clinical Trials

We have entered into various agreements with clinical consultants, investigators, clinical suppliers and clinical research organizations to perform clinical trial management and clinical studies on our behalf and, at March 31, 2010, our remaining commitment under these agreements totaled $18.1 million, which includes nearly all of the accrued research and clinical expenses of $3.1 million in the condensed consolidated balance sheet as of March 31, 2010. We make payments to these providers based upon the number of patients enrolled and the length of their participation in the trials. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

Notes Payable and Interest Payable

Crown Loan

On January 4, 2006, we obtained a $5.4 million mortgage loan from Crown. The land and buildings, among other assets, located at our principal MUSE manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for these Agreements. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% and 7.5% for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, we have a principal balance of $4.9 million remaining on the Crown loan.

We have included in the above table the estimated interest payments based upon current interest rates that we expect to make in accordance with the terms of the loan agreement. However, should we decide to prepay the loan, there would be a prepayment premium, in lieu of the interest payable in the above table, which would have been 1% at March 31, 2010 (the fifth year of the loan term).

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of the agreements were amended and restated on March 16, 2009. Under the agreements, Deerfield and its affiliates agreed to provide us with $30 million in funding. The $30 million in funding consists of $20 million from the Funding and Royalty Agreement, or FARA, entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of our common stock. Under the FARA, the Deerfield Sub made $3.3 million payments to us in April, September and December 2008 and February, June and September 2009, constituting all of the required payments under the FARA. Such payments are referred to as the Funding Payments. We will pay royalties on the current net sales of MUSE and, if approved, on future sales of avanafil, an investigational drug candidate to the Deerfield Sub. The term of the FARA is 10 years. The FARA includes covenants requiring us to use commercially reasonable efforts to preserve our intellectual property, to manufacture, promote and sell MUSE, and to develop avanafil. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of our common stock for an aggregate purchase price of $10 million, and we paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately $200,000 in certain expenses incurred in this transaction. The number of shares was determined based on the volume weighted average price on the NASDAQ Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008. The agreements also provided us with an option to purchase, and the Deerfield Affiliates with an option to compel us to purchase, the Deerfield Sub holding the royalty rights, each as described in greater detail below. If either party exercises its option, any further royalty payments would be effectively terminated. Collectively, these transactions are referred to as the Deerfield Transactions.

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

In accordance with Emerging Issues Task Force Issue 88-18, Sale of Future Revenues, as codified in FASB ASC 605, the FARA transaction is in substance a financing arrangement, or loan that will be repaid by us. The minimum repayment amount would be $17 million, the amount of the unconditional put option held by Deerfield Affiliates, plus royalties paid on MUSE sales, and avanafil sales if approved, during the term of the agreement. Accordingly, we have recorded the advances from the Deerfield Affiliates, net of the $2 million option right payment and related fees and expenses, as a loan. We have received all of the required advances under the financing arrangement and recorded a loan of $17 million, the minimum amount owed under the FARA. The $17 million loan is lower than the contractual amounts owed if we exercise our call option of $23 million to $26 million, or if the Deerfield Affiliates require us to purchase the shares as a result of a Major Transaction (see Note 7: “Deerfield Financing”). Using the interest method under APB Opinion No. 21, Interest on Receivables and Payables, as codified in FASB ASC topic 835, Interest, subtopic 30, Imputation of Interest or ASC 835-30, interest on the loan will be calculated and recognized over three years, which is the estimated term of the loan based on the earliest date that the Deerfield Affiliates could require us to repay the amounts advanced. The Deerfield Affiliates will receive a quarterly payment based on net sales of MUSE. The above Contractual Obligations table includes estimated interest payable on the principal owing at March 31, 2010 from the Deerfield Financing based upon a 31% imputed effective interest rate whereas actual quarterly royalty payments are based upon a percentage of net MUSE sales at a rate substantially lower than the imputed effective interest rate used to calculate interest expense.

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

In November 2006, we were notified of certain claims by Acrux regarding the Luramist agreements. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to us related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. We asserted counterclaims against Acrux in the arbitration and sought the enforcement of our rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of VIVUS that we were in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that we were not in breach of the Luramist license agreement and that we had used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in our favor on our counter claim that Acrux had breached the Luramist license agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel has ordered Acrux to turn over certain information to us that was previously withheld in violation of the agreement by Acrux. After the parties failed to agree on a new Outside Date by which we are to commence our first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. On March 30, 2010, we provided written notice to Acrux of our intent to terminate the Testosterone Agreement. On April 6, 2010, in connection with Acrux’s request for further briefing on the issue of damages in light of the our termination of the Testosterone Agreement, the Panel ordered the parties to enter into settlement discussions and to report back to the Panel no later than May 17, 2010 on whether a settlement had been reached. On May 6, 2010, the parties agreed to the terms of a settlement agreement and mutual release, or the Settlement Agreement, resolving any and all claims or potential claims in the arbitration and that may have or could have arisen from any case whatsoever, other than certain rights and obligations that survive the termination of the Testosterone Agreement or are required by the Settlement Agreement. Pursuant to the Settlement Agreement, we will transfer Luramist related assets to Acrux, including, clinical trial material, batch release documents, inventory of applicators, FDA correspondence, intellectual property and know-how and trademarks. In addition, we will also cease our clinical study program for Luramist as part of the settlement. The parties will not exchange cash payments as a result of the settlement and termination of the Testosterone Agreement. The Panel will retain jurisdiction over the matter to enforce the terms of the Settlement Agreement.

Other

On October 16, 2001, we entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational drug development program for Qnexa for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to us with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, we have paid a total of $220,000 to Dr. Najarian through March 31, 2010 and have issued him options to purchase 40,000 shares of our common stock. We are obligated under the terms of the Assignment Agreement to make a milestone payment of $1 million and issue an option to purchase 20,000 shares of our common stock to Dr. Najarian upon marketing approval by the United States Food and Drug Administration of a product for the treatment of obesity that is based upon the Combination Therapy and Patents. This assignment will require us to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that we decide not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined VIVUS as a part-time employee and currently serves as our Principal Scientist.

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

Market Risk and Interest Rate Risk

Our cash, cash equivalents and available-for-sale securities as of March 31, 2010 consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our board of directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates reduces the fair value of our available-for-sale securities at March 31, 2010 by approximately $543,000. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

We are also exposed to interest rate risk on the $4.9 million loan payable to Crown Bank, N.A. as of March 31, 2010. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. The interest rate was 7.5% and 7.5% for the three months ended March 31, 2010 and 2009, respectively.

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

(b.) Changes in internal controls.  During the first quarter of 2010, the Company implemented a new general ledger accounting and financial reporting system and related accounts payable and bank reconciliation modules. As a result of this implementation, certain controls were modified, as necessary, to supplement and complement our existing internal controls over financial reporting. We have assessed the internal controls over the key processes affected by the implementation of this system and concluded that we have maintained adequate internal control over financial reporting.

Except as described above, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of business, the Company receives claims and makes inquiries regarding patent infringement and other legal matters. The Company believes that it has meritorious claims and defenses and intends to pursue any such matters vigorously.

The Company and Acrux Limited through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, are parties to the Testosterone Development and Commercialization Agreement dated February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covers the Company’s investigational product candidate, Luramist, which is licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to the Company related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. The Company asserted counterclaims against Acrux in the arbitration and sought the enforcement of the Company’s rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that it was in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that the Company was not in breach of the Luramist license agreement and that the Company has used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in favor of the Company on its counter claim that Acrux had breached the Luramist license agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel has ordered Acrux to turn over certain information to the Company that was previously withheld in violation of the agreement by Acrux. After the parties failed to agree on a new Outside Date by which the Company is to commence its first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. On March 30, 2010, the Company provided written notice to Acrux of its intent to terminate the Testosterone Agreement. On April 6, 2010, in connection with Acrux’s request for further briefing on the issue of damages in light of the Company’s termination of the Testosterone Agreement, the Panel ordered the parties to enter into settlement discussions and to report back to the Panel no later than May 17, 2010 on whether a settlement had been reached. On May 6, 2010, the parties agreed to the terms of a settlement agreement and mutual release, or the Settlement Agreement, resolving any and all claims or potential claims in the arbitration and that may have or could have arisen from any case whatsoever, other than certain rights and obligations that survive the termination of the Testosterone Agreement or are required by the Settlement Agreement. Pursuant to the Settlement Agreement, the Company will transfer Luramist related assets to Acrux, including, clinical trial material, batch release documents, inventory of applicators, FDA correspondence, intellectual property and know-how and trademarks. In addition, the Company will also cease its clinical study program for Luramist as part of the settlement. The parties will not exchange cash payments as a result of the settlement and termination of the Testosterone Agreement. The Panel will retain jurisdiction over the matter to enforce the terms of the Settlement Agreement.

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

The process of developing new drugs and/or therapeutic products is inherently complex, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. Investigational drug candidates that appear to be promising at all stages of development may not reach the market for a number of reasons. Investigational drug candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoints due to statistical anomalies even though clinical benefit may have been achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance.

We are largely dependent on the success of our two investigational drug candidates: Qnexa, for treatment of obesity, and avanafil, for treatment of erectile dysfunction, and cannot be certain that either drug candidate will receive timely regulatory approval, if at all, or be successfully commercialized.

We currently have only a limited number of product candidates in clinical development, and our business currently depends on their successful development and, if approved, commercialization. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States and other countries, which regulations differ by agency and country. We are not permitted to market our product candidates in the United States until we receive approval of a new drug application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries.

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

We recently submitted our NDA for Qnexa for the treatment of obesity to the FDA for approval. Our next most advanced investigation drug candidate, avanafil, has not completed all of the large, pivotal Phase 3 clinical trials for efficacy and safety that are required for FDA approval. Notwithstanding our belief that the data collected from our three Phase 3 trials of Qnexa is promising, and even if we believe that data collected from our pre-clinical studies and clinical trials of our other investigational drug candidates are promising and that our information and procedures regarding chemistry, manufacturing and controls are sufficient, our data may not be sufficient to support approval by the FDA or any other foreign regulatory authority.

In addition, we believe that the regulatory review of NDAs for drug candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety. In this regard, it is likely that some of our investigational drug candidates, including Qnexa and avanafil, will be subject to increased scrutiny to show adequate safety than would investigational drug candidates for more acute or life-threatening diseases, such as cancer or HIV. Recently, the FDA notified healthcare professionals that the review of additional data from a post-approval study of sibutramine indicates an increased risk of heart attack and stroke in patients with a history of cardiovascular disease using sibutramine. Based on the serious nature of the review findings, the FDA requested, and the manufacturer agreed, to add a new contraindication to the sibutramine drug label stating that sibutramine is not to be used in patients with a history of cardiovascular disease, including history of coronary artery disease (e.g., heart attack, angina), stroke or transient ischemic attack, or TIA, heart arrhythmias, congestive heart failure, peripheral arterial disease, or uncontrolled hypertension (e.g., > 145/90 mmHg).

The European Medicines Agency has completed a review of the safety and effectiveness of sibutramine. The Agency’s Committee for Medicinal Products for Human Use, or CHMP, has concluded that the benefits of sibutramine do not outweigh its risks, and that all marketing authorizations for medicines containing sibutramine should be suspended throughout Europe. We are unable to determine the impact on Qnexa, if any, of the recent actions in the U.S. and Europe with regards to sibutramine. If any regulatory agency were to require additional studies, including studies to address cardiovascular events, the impact on the timing of approval and, if approved, commercialization of Qnexa, avanafil or any of our investigational drug candidates, could be delayed or adversely impacted. Even if approved, drug candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed and may have restricted access programs. Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our investigational drug candidates. As a result, we cannot predict when or whether regulatory approval will be obtained for any of our investigational drug candidates currently under development.

The results of pre-clinical studies and completed clinical trials are not necessarily predictive of future results, and our current investigational drug candidates may not have favorable results in later studies or trials.

Pre-clinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of an investigational drug candidate in the general population, but rather to test initial safety, to study pharmacokinetics and pharmacodynamics, to study limited efficacy in a small number of study subjects in a selected disease population, and to identify and attempt to understand the investigational drug candidate’s side effects at various doses and dosing schedules. Success in pre-clinical studies or completed clinical trials does not ensure that later studies or trials, including continuing pre-clinical studies and large-scale clinical trials, will be successful nor does it necessarily predict future results. Favorable results in early studies or trials may not be repeated in later studies or trials, and investigational drug candidates in later stage trials may fail to show acceptable safety and efficacy despite having progressed through initial- stage trials. In addition, the placebo rate in larger studies may be higher than expected.

Although we recently announced results from two pivotal Phase 3 clinical trials for safety and efficacy of our most advanced investigational drug candidate, Qnexa, we continue to analyze the data collected in these trials. Consequently, it is possible that further analysis of this and other data on Qnexa may yield information or suggest conclusions not yet known that may negatively impact our ability to obtain regulatory approval for Qnexa as a treatment for obesity, market acceptance or safety profile.

Our other investigational drug candidate, avanafil, has not successfully completed all of the large, pivotal Phase 3 trials for safety and efficacy that are required for approval by the FDA and other worldwide regulatory authorities. Pre-clinical data and the limited clinical results that we have obtained for our investigational drug candidates may not predict results from studies in larger numbers of patients in multiple sites drawn from more diverse populations treated for longer periods of time. The smaller and shorter clinical trials also may not predict the ability of these investigational drugs to achieve or sustain the desired effects in the broad intended population or to do so safely. We may also decide to not conduct additional Phase 2 studies prior to the initiation of pivotal Phase 3 studies. In addition, we may elect to enter into pivotal Phase 3 studies with a new formulation, dosage, delivery system or choose to study different populations than had been studied in previous clinical trials.

Qnexa is our proprietary capsule formulation investigational drug candidate containing the active ingredients phentermine and topiramate. Phentermine was approved for the short-term treatment of obesity by the FDA in 1959. Topiramate is approved for seizures (1996) and migraine prevention (2004). Published studies on topiramate reported that topiramate treatment produced weight loss. By combining these compounds, Qnexa attempts to simultaneously address excessive appetite and a high threshold for satiety, the two main mechanisms believed to impact eating behavior. Although we believe Qnexa affects the two major causes of overeating, excessive hunger and the inability to feel satisfied, we may not be correct in our assessment of the impact the combination of these two ingredients may have on weight loss or their mechanism of action. Earlier studies with Qnexa were completed using a twice-a-day dose. The twice-a-day dose and timing of the administration of the active ingredients was determined by the inventor through the treatment of patients in his private practice. We used a once-a-day formulation in our completed Phase 3 studies of Qnexa. We have completed various pharmacokinetic studies of the once-a-day formulations to characterize the pharmacokinetic profile of the once-a-day formulation of Qnexa. The FDA has also asked us to study the effects of a lower dose of Qnexa, which we did in the Phase 3 obesity trials.

We may be required to demonstrate through large, long-term outcome trials that our investigational drug candidates are safe and effective for use in a broad population prior to obtaining regulatory approval. There is typically a high rate of attrition from the failure of investigational drug candidates proceeding through clinical trials. If any of our investigational drug candidates fail to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays in, or may decide to abandon development of, that investigational drug candidate. If we abandon or are delayed in our development efforts related to any of our investigational drug candidates, we may not be able to generate sufficient revenues to continue our operations and clinical studies at the current level or become profitable. Our reputation in the industry and in the investment community would likely be significantly damaged. It may not be possible for us to complete financings, and our stock price would likely decrease significantly.

If the results of current or future pre-clinical studies, clinical testing and/or clinical trials indicate that our proposed investigational drug candidates are not safe or effective for human use, our business will suffer.

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

All of the investigational drug candidates that we are currently developing require extensive pre-clinical and/or clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our investigational drug candidates, we must demonstrate with substantial evidence through pre-clinical testing and/or clinical trials that our investigational drug candidates are safe and effective in humans for the indication being studied. Conducting clinical trials is a complex, lengthy, expensive and uncertain process. Completion of clinical trials and approval by the FDA may take several years or more. Our ability to complete clinical trials may be delayed, suspended or terminated by many factors, including, but not limited to:

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

•                  poor safety or effectiveness of our investigational drug candidates;

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

Many of these factors may also ultimately lead to denial of regulatory approval of our investigational drug candidates. If we experience delays, suspensions or terminations in our clinical trials for a particular investigational drug candidate, the commercial prospects for that investigational drug candidate will be harmed, and we may be unable to raise additional funds on favorable terms, if at all, or generate product revenues from that investigational drug candidate or revenues would be delayed, our reputation in the industry and in the investment community would likely be significantly damaged, and our stock price would likely decrease significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of a drug candidate.

Our bioequivalence studies may fail to demonstrate acceptable comparability between formulations of investigational drug candidates used in our Phase 3 clinical trials and new formulations, if any, of investigational drug candidates we might choose to launch commercially, or choose to commercialize later, after launch.

We may choose to develop a new formulation of any or all of our investigational drug candidates that may be different from the formulation used in our Phase 3 clinical trials. If changes are made, or if a new formulation is used, we will need to demonstrate comparable bioequivalence between the formulation used in our Phase 3 clinical trials and the new formulation, should we choose to launch or later commercialize this new formulation. If we are unable to demonstrate that the formulation used in our Phase 3 clinical trials is bioequivalent to the new formulation we intend to launch or later commercialize, then we may be required to conduct additional clinical trials or repeat some or all of our Phase 3 clinical trials for our investigational drug candidate, or we may need to develop an alternative commercial formulation for the investigational drug candidate that is bioequivalent. As a result, our ability to obtain approval of the investigational drug candidate, if any, may be delayed. We have performed a bioequivalence study on a new formulation of Qnexa that we intend to launch, if approved, which was determined to be equivalent to the formulation used in the Phase 3 trials.

Association with fen-phen could lead to increased scrutiny of our investigational drug candidate, Qnexa.

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

Our investigational drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

Side effects caused by our investigational drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. The most common side effects reported in the first Phase 3 study of avanafil were headache, flushing and nasal congestion. The most common side effects reported in our Phase 3 trials of Qnexa were paresthesia (tingling of the extremities), dry mouth, altered taste, headache and constipation. In addition, the constituent drugs of Qnexa each has its own side effect profile that is included in its current product label. If Qnexa is approved by the FDA, we would anticipate that the label would, at a minimum, include the side effect profiles of each of the constituent drugs. While the constituent drugs that make up Qnexa have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Qnexa, to date, the combination of these constituent drugs has not received regulatory approval. While we believe our Phase 3 Qnexa clinical trials have generated sufficient safety and efficacy data, the approvability and eventual labeling of Qnexa will be determined by the FDA. For example, in 2007, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA reviewed another company’s obesity drug candidate, rimonabant, and determined not to recommend approval of the drug candidate to the FDA, based on concerns regarding the safety profile of that drug candidate in particular, depression, suicidality and seizures.

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

Previously published studies suggest that the administration of topiramate alone, in conjunction with diet and a behavioral modification program, results in weight reduction in obese patients. The most prominent side effect seen in the published studies was paresthesia (tingling of the extremities), experienced by 42% to 59% of patients. Drop outs due to paresthesia were 5% or less. In the EQUATE, EQUIP and CONQUER Phase 3 obesity studies, tingling was experienced in 23%, 19% and 21%, respectively, of the patients on the full-dose of Qnexa. In the Phase 2 diabetes study, paresthesia was experienced by 17% of the patients. The other common adverse events reported in the published topiramate monotherapy studies were also central nervous system, or CNS, related including fatigue, difficulty with attention, memory and concentration, and depression. In our obesity and diabetes studies, these CNS-related side effects were low, but they were higher than placebo. The pharmaceutical company performing research of topiramate alone for the treatment of obesity announced they had discontinued their development program including their controlled- release formulation.

The FDA has also issued an alert on the use of antiepileptic drugs and a potential risk of increased suicidal ideation. As part of our Phase 3 obesity trials for Qnexa, we prospectively assessed the potential risk of suicidal tendencies. The results of the extensive assessments performed in our Phase 3 trials for Qnexa indicated no signal for suicidal behavior or ideation. On July 10, 2008, the FDA held a Joint Meeting of the Peripheral and Central Nervous System Drugs Advisory Committee and the Psychopharmacologic Drugs Advisory Committee. The advisory committee and representatives from the Pediatric Advisory Committee, and the Drug Safety and Risk Management Advisory Committee considered the results of FDA’s analysis of suicidality (both suicidal ideation and behavior) from placebo-controlled clinical studies of 11 antiepileptic drugs. One of the drugs included in the discussion was topiramate (marketed as TOPAMAX, Ortho-McNeil-Janssen Pharmaceuticals Inc.). The FDA discussed with the committee, in light of the results, whether any additional actions are necessary. The committee recognized that there is an increased risk of suicidality and recommended to the FDA that additional information should be provided to patients regarding the risks and benefits of antiepileptic drugs; however, the committee strongly recommended against a Black Box warning to be applied to antiepileptic drugs. In December 2008, the FDA asked the manufacturers of the antiepileptic drugs included in the analysis to add warnings about suicidality to the labels and to issue a medication guide covering the results of the meta-analysis. In April 2009, the FDA approved these new labels. We anticipate that the label for Qnexa, if approved, will, at a minimum, contain the similar suicidality warnings to those contained in the topiramate label.

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

There were no dropouts in the Qnexa arm of our Phase 2 study due to serious or severe adverse events. In the Phase 3 EQUIP and CONQUER studies, there was no difference between Qnexa (0.4%) and placebo (0.4%) drug-related serious adverse events. In the Phase 3 EQUATE study, there were no reported drug-related serious adverse events. To date, the clinical results we have obtained for our other investigational drug candidate, avanafil, do not necessarily predict that the results of further testing, including larger, late-stage controlled human clinical testing, will be successful. If our trials are not successful or are perceived as not successful by the FDA, physicians, analysts, investors, the media or the public in general our business, financial condition and results of operations will be materially harmed.

If any of our investigational drug candidates receives marketing approval and we or others identify unknown side effects caused by the product, a number of potentially significant negative consequences could result, including:

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

•                  we could be asked to formulate a risk evaluation mitigation strategy, or REMS, that could include a program of post-marketing surveillance or restricted distribution for physicians who prescribe our drugs and patients being treated with our products;

•                  we could be sued and held liable for injury to individuals exposed to or taking our products; and

•                  our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of Qnexa and could substantially increase the costs of commercializing our investigational drug candidate.

Our investigational drug candidate, Qnexa, is a combination of drugs approved individually by the FDA that are commercially available and marketed by other companies. As a result, our drug may be subject to substitution with individual drugs contained in the Qnexa formulation and immediate competition.

Each of the approved drugs that are combined to produce our investigational drug candidate, Qnexa, is commercially available at prices lower than the price at which we would seek to market Qnexa, if approved. We cannot be sure that physicians will view Qnexa as sufficiently superior to a treatment regime of Qnexa’s individual active pharmaceutical ingredients as to justify the significantly higher cost we expect to seek for Qnexa, and they may prescribe the individual generic drugs already approved and marketed by other companies instead of our combination drug. Even though our U.S. and European patents contain composition, product formulation and method-of-use claims that we believe protect Qnexa, those patents may be ineffective to protect against physicians prescribing the individual drugs marketed by other companies instead of our combination drug. Our patents and pending patent applications do not prevent physicians from prescribing the generic constituents of our drug candidates. Phentermine and topiramate are currently available in generic form, although the doses used in Qnexa are currently not available and no controlled or sustained release formulation of topiramate exists. We believe that a practitioner seeking safe and effective therapy is not likely to prescribe such off-label generics in place of Qnexa because the dosage strengths, pharmacokinetic profiles and titration regimens recommended for Qnexa are not available using existing generic preparations of immediate release, or IR, phentermine or topiramate. However, to the extent that the price of Qnexa is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components instead of for our combination drug, and this may limit how we price or market Qnexa. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the U.S. are prepared to pay for Qnexa, which could also limit market and patient acceptance of our drug, and could negatively impact our revenues. A physician could seek to prescribe off-label generics in place of Qnexa. Off-label use occurs when a drug that is approved by the FDA for one indication is legally prescribed by physicians for a different indication not approved by the FDA. Topiramate, one of the ingredients in Qnexa, is not approved for obesity treatment.

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

We may choose or be required by regulatory authorities to restrict distribution of Qnexa to specialty pharmacies after physicians and patients register to ensure a safe and secure launch. Our success in distributing our drug candidate in this manner could be limited, which could have an adverse effect on our business, financial condition, results of operations and cash flow.

The FDA and other regulatory agencies will likely require more extensive or expensive trials for our combination investigational drug candidate, Qnexa, than may be required for single agent pharmaceuticals.

To obtain regulatory approval for Qnexa, we are required to show that each active pharmaceutical ingredient in our investigational drug candidate makes a contribution to the combined investigational drug candidate’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and more effective than each of the components. As a result, we were required to include in our clinical trial protocols an evaluation of each component drug as well as for the component drug in combination. This required us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of Qnexa than of a new drug containing only a single active pharmaceutical ingredient. The OB-301, or EQUATE, Phase 3 trial was designed to meet the combination guidelines set by the FDA. The EQUATE study contained separate component arms as well as the combination. We believe the results of the EQUATE study meet FDA guidelines for combination therapy studies; however, there can be no assurance that we have satisfied the combination requirements to the FDA’s satisfaction or that further testing of the combination will not be required. The EQUATE study also contained a mid-dose of Qnexa containing 7.5 mg of phentermine and 46 mg of topiramate CR. The mid-dose was also included in the CONQUER, or OB-303, study. We did not complete a component study for the low-dose. We have filed for approval of all three doses. The number of patients on the low-dose in OB-302 or the mid-dose in the OB-303 study may not be sufficient for approval. We have no assurance that any of the doses of Qnexa will be approved or that additional pre-clinical and clinical testing may not be needed prior to approval. In addition, if the FDA does not approve the full-dose of Qnexa, there is no assurance that they would approve the mid-dose or any other dose of Qnexa.

We have in-licensed all or a portion of the rights to our investigational drug candidates from third parties. If we default on any of our material obligations under those licenses, we could lose rights to our drug candidates.

We have in-licensed and otherwise contracted for rights to our investigational drug candidates, and we may enter into similar licenses in the future to supplement our drug candidate pipeline. Under the relevant agreements, we are subject to commercialization, development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusive rights provided therein could harm our financial condition and operating results.

In particular, the rights to avanafil were licensed from Tanabe Seiyaku Co., Ltd., or Tanabe, in 2001. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or MTPC. The rights to Qnexa were licensed from Dr. Najarian in 2001. We believe we are in compliance with all the material terms of our current agreements; however, there can be no assurance that this compliance will continue or that the licensors would not have a differing interpretation of the material terms of the agreements. If the license agreements were terminated early or if the terms of the license were contested for any reason, it would have a material adverse impact on our ability to commercialize products subject to these agreements, our ability to raise funds to finance our operations, our stock price and our overall financial condition. The monetary and disruption costs of any disputes involving our collaborative agreements could be significant despite rulings in our favor.

For example, VIVUS and Acrux Limited through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, are parties to the Testosterone Development and Commercialization Agreement dated February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covers our investigational product candidate, Luramist, which is licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to us related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. We asserted counterclaims against Acrux in the arbitration and sought the enforcement of our rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that we were in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that we have used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in our favor on our counter claim that Acrux had breached the Testosterone Agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel has ordered Acrux to turn over certain information to us that was previously withheld in violation of the Testosterone Agreement by Acrux. After the parties failed to agree on a new Outside Date by which we are to commence our first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. On March 30, 2010, we provided written notice to Acrux of our intent to terminate the Testosterone Agreement. On April 6, 2010, in connection with Acrux’s request for further briefing on the issue of damages in light of the our termination of the Testosterone Agreement, the Panel ordered the parties to enter into settlement discussions and to report back to the Panel no later than May 17, 2010 on whether a settlement had been reached. On May 6, 2010, the parties agreed to the terms of a settlement agreement and mutual release, or the Settlement Agreement, resolving any and all claims or potential claims in the arbitration and that may have or could have arisen from any case whatsoever, other than certain rights and obligations that survive the termination of the Testosterone Agreement or are required by the Settlement Agreement. Pursuant to the Settlement Agreement, we will transfer Luramist related assets to

Acrux, including, clinical trial material, batch release documents, inventory of applicators, FDA correspondence, intellectual property and know-how and trademarks. In addition, we will also cease our clinical study program for Luramist as part of the settlement. The parties will not exchange cash payments as a result of the settlement and termination of the Testosterone Agreement. The Panel will retain jurisdiction over the matter to enforce the terms of the Settlement Agreement. Although we have now returned the rights to Luramist to Acrux and reolved he arbitration, there can be no assurance that Acrux will not pursue legal action against us for any of our continued obligations under the settlement or the provisions of the Testosterone Agreement that survive the termination. The monetary and disruption costs of this arbitration have been significant despite the favorable rulings by the Panel.

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

For example, on March 30, 2007, we entered into a definitive agreement with K-V to transfer the assets and grant a sublicense of our rights under our licensing agreement with Acrux related to Evamist, a metered-dose transdermal spray for the treatment of menopause symptoms, to K-V. Under the terms of this agreement, we are also eligible to receive certain one-time payments of up to $30 million based on K-V achieving certain annual net sales thresholds for Evamist. In January 2009, K-V and certain of its subsidiaries announced a voluntary recall of most of its prescription drugs. In addition, K-V voluntarily suspended the manufacturing and shipping of all of its products. Subsequent to the recall, K-V announced plans to reduce its workforce by 700 employees. Evamist is not manufactured by K-V and was not subject to the recall. In July 2009, K-V announced that it had hired a firm that specializes in restructurings and bankruptcies. Given the uncertainties with K-V, it is difficult to determine the extent of the adverse impact on Evamist. Although we are entitled to additional milestone payments from future sales of Evamist by K-V, at the present time we do not anticipate receiving any additional milestone payments from sales of Evamist.

We are dependent upon collaborative arrangements and strategic alliances.

We are, and in the future expect to be, dependent upon collaborative arrangements or strategic alliances to complete the development and commercialization of some of our investigational drug candidates, particularly after the Phase 2 stage of clinical testing. These arrangements may place the development of our investigational drug candidates outside of our control, may require us to relinquish certain rights or pay royalties, or may otherwise be on terms unfavorable to us. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or MTPC. The rights and obligation of our license agreement with Tanabe have been transferred to MTPC. It is unclear at this time what effect, if any, the merger has had on our agreement with MTPC. While we currently have no indication of any adverse material effects with regards to the collaboration, there can be no guarantee that the merger of Tanabe and Mitsubishi will not have an adverse material effect on the performance by MTPC under our agreement, which in turn could lead to a material adverse effect on our business, financial condition and results of operations.

We may be unable to enter into favorable agreements with third parties, which could delay or impair our ability to develop and commercialize our investigational drug candidates and could increase our costs of development and commercialization. Dependence on collaborative arrangements or strategic alliances will subject us to a number of risks, including the risk that:

•                  we may not be able to control the amount and timing of resources that our collaborators may devote to the investigational drug candidates;

•                  our collaborators may experience financial difficulties;

•                  our collaborators may be required to disclose our confidential information or may fail to protect our confidential information;

•                  we may be required to relinquish important rights such as marketing and distribution rights;

•                  business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to satisfactorily complete its obligations to meet our requirements under any arrangement;

•                  legal disputes or disagreements may occur with our collaborative partners;

•                  a collaborator could independently move forward with a competing investigational drug candidate developed either independently or in collaboration with others, including our competitors; and

•                  collaborative arrangements are often terminated or allowed to expire, which would delay the development and may increase the cost of developing our investigational drug candidates.

Although we may terminate an existing collaborative arrangement or other agreement, we could be subject to continued costs or obligations thereunder.

The majority of our agreements with third parties contain termination clauses which provide for cancellation or termination of the agreement under certain circumstances. We may decide to terminate our agreements with third parties for business or other reasons at any time. Although we may terminate an agreement, we could be subject to continued costs or obligations under these agreements.

We face significant governmental regulation during our drug development activities.

The research, testing, manufacturing, selling and marketing of investigational drug candidates and approved pharmaceuticals is subject to extensive regulations by the FDA and other regulatory agencies in the United States and other countries. We cannot predict with certainty if or when we might submit for regulatory review our investigational drug candidates currently under development, except for Qnexa for which the NDA was submitted to the FDA on December 29, 2009. Even if submitted, the FDA can suspend or modify clinical studies at any time if the agency believes that the patients participating in such studies are being exposed to unacceptable health risks.

Regulatory approval is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA has substantial discretion in the drug approval process. Despite the time and expense involved, failure can occur at any stage.

We have announced that the Endocrinologic and Metabolic Drug Advisory Committee of the FDA, or Advisory Committee, is tentatively scheduled to review our NDA for Qnexa for the treatment of obesity on July 15, 2010. We and the FDA will prepare background materials for the Advisory Committee to review. Our package, and that of the FDA, will be posted on the FDA website prior to the Advisory Committee meeting. Presentations by us, the FDA and various experts will also take place at the Advisory Committee meeting as well as deliberations and questioning from the Advisory Committee members. Advisory Committee meetings are open to the public and available on the internet. The background materials, presentations and responses may include information from the Qnexa clinical program that had not previously been disclosed. Historically, for some companies, disclosure of information in this manner has lead to increased volatility in their stock price. We are unable to determine the impact, if any, of disclosure or discussion of information in this format on the price of our stock. In addition, an unfavorable or unclear recommendation from the Advisory Committee on Qnexa may have an adverse effect on the price of our common stock.

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

In June 2007, an FDA advisory panel recommended against approval of rimonabant, an oral obesity treatment targeting the CB1 receptor system being developed by another company. Rimonabant was a centrally acting drug that reduces patients’ desire to eat. The advisory panel expressed concerns about the impact of the drug on depressed patients and also expressed concerns about patients having thoughts about suicide. In addition, concerns about rimonabant’s mechanism of action and interference with the CB1 receptor pathway were also voiced. The company withdrew its NDA for rimonabant shortly after the advisory panel meeting. Although the active ingredients in Qnexa have been previously approved by FDA at higher doses for other indications, it is a centrally acting drug that may increase the risk of psychiatric side effects such as depression and/or suicidal ideation.

We are not permitted to market any of our investigational drug candidates in the United States until we receive approval from the FDA. As a consequence, any failure to obtain or delay in obtaining FDA approval for our investigational drug candidates would delay or prevent our ability to generate revenue from our investigational drug candidates, which would adversely affect our financial results and our business.

Our applications for regulatory approval could be delayed or denied due to problems with studies conducted before we licensed some of our investigational drug candidates from third parties.

We currently license some of our investigational drug candidates from third parties. Our present development programs involving these investigational drug candidates rely in part upon previous development work conducted by third parties over whom we had no control and before we licensed the investigational drug candidates. In order to receive regulatory approval of an investigational drug candidate, we must present to the FDA for its review all relevant data and information obtained during research and development, including research conducted prior to our license of the investigational drug candidate. Although we are not currently aware of any such problems, any problems that emerge with research and testing conducted prior to our licensing an investigational drug candidate may affect future results or our ability to document prior research and to conduct clinical trials, which could delay, limit or prevent regulatory approval for our investigational drug candidates.

Following regulatory approval of any investigational drug candidates, we will be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize our potential drugs.

If one of our investigational drug candidates is approved by the FDA or by another regulatory authority for a territory outside of the United States, we will be required to comply with extensive regulations for drug manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the investigational drug candidates or who and how we may distribute our products. Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Qnexa, if any, may include restrictions on use, including restrictions based on child-bearing potential or pregnancy status, level of obesity and duration of treatment or a boxed warning related to concerns regarding antidepressants, antiepileptics or otherwise. The FDA may also require the distribution of a Medication Guide to patients outlining the increased risk of suicidal thinking or behavior in children and adolescents or other populations. The FDA could also require a registry to track the patients utilizing the product or implement a risk evaluation mitigation strategy, or REMS that could restrict access to the drug.

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

•                  restrictions on operations, including costly new manufacturing requirements; and

•                  product recalls or seizures.

In addition, the law or regulatory policies governing pharmaceuticals may change. New statutory requirements may be enacted or additional regulations may be enacted that could prevent or delay regulatory approval of our investigational drug candidates. Contract Manufacturing Organizations, or CMOs, and their vendors or suppliers may also face changes in regulatory requirements from governmental agencies in the U.S. and other countries. We cannot predict the likelihood, nature, extent or effects of government regulation that may arise from future legislation or administrative action, either in the U.S. or elsewhere. If we are not able to maintain regulatory compliance, we might not be permitted to market our products and our business could suffer.

Even if we receive regulatory approval to commercialize our investigational drug candidates, our ability to generate revenues from any resulting drugs will be subject to a variety of risks, many of which are out of our control.

Even if our investigational drug candidates obtain regulatory approval, those drugs may not gain market acceptance among physicians, patients, healthcare payers or the medical community. Coverage and reimbursement of our investigational drug candidates by third-party payors, including government payors, generally is also necessary for optimal commercial success. We believe that the degree of market acceptance and our ability to generate revenues from such drugs will depend on a number of factors, including:

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

If our approved investigational drug candidates, if any, fail to achieve market acceptance, we may not be able to generate significant revenue to achieve or sustain profitability. In addition, our efforts to educate the medical community and third-party payors on the benefits of our investigational drug candidates may require significant resources and may never be successful.

We have limited sales and marketing experience and resources and we may not be able to effectively market and sell our investigational drug candidates, if approved, in the United States and/or internationally without a global pharmaceutical partner.

We are developing Qnexa, our investigational drug candidate for the treatment of obesity, for large markets traditionally served by general and family practitioners and internists. Generalist physicians number in the several hundred thousand in the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In order to adequately address these physician groups, we must establish sales and marketing collaborations or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence. We currently possess limited resources and may not be successful in developing our own sales and marketing presence or establishing sales and marketing collaborations or co-promotion arrangements on acceptable terms, if at all. We may also decide to forego any form of collaboration and develop sales and marketing capabilities on our own. We also face competition in our search for collaborators, co-promoters and sales force personnel. We may rely on third parties to develop or commercialize our investigational drug candidates. These third parties may fail to develop or effectively commercialize our investigational drug candidates because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our investigational drug candidates.

Even if our investigational drug candidates receive regulatory approval in the United States, we may never receive approval for or commercialize our products outside of the United States.

To market any of our investigational drug candidates outside of the United States, we and our partners must comply with numerous and varying regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the United States. As described above, such effects include the risks that our investigational drug candidates may not be approved for all indications requested, which could limit the uses of our drug candidates and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies.

We rely on third parties to conduct pre-clinical and clinical trials and studies for our investigational drug candidates and those third parties may not perform satisfactorily.

We do not have the ability to conduct pre-clinical or clinical studies for our investigational drug candidates without the assistance of third parties who conduct the studies on our behalf. These third parties are usually toxicology facilities, safety monitoring companies, clinical investigators and clinical sites and clinical research organizations, or CROs, which have significant resources and experience in the conduct of pre-clinical and clinical studies. The toxicology facilities conduct the pre-clinical safety studies as well as all associated tasks connected with these studies. Safety monitoring companies collect reported adverse events that are reported from patients and healthcare providers during clinical trials. Clinical investigators and clinical sites enroll patients and conduct clinical testing according to clinical protocols. The CROs typically review data generated by clinical investigators, perform project management, data management, statistical analysis, and other reporting functions. We intend to use several different facilities and CROs for all of our pre-clinical and clinical studies. We have contracted with a safety monitoring company that we intend to use for all of our clinical trials. If these third party toxicology facilities, the safety monitoring company, clinical investigators, clinical sites or CROs do not successfully carry out their contractual duties or meet expected timelines, we may not be able to obtain regulatory approvals for our investigational drug candidates on a timely basis, if at all, and we may not be able to successfully commercialize these investigational drug candidates. If these third party toxicology facilities, the safety monitoring company, clinical investigators, clinical sites or CROs do not perform satisfactorily, we may not be able to locate acceptable replacement third parties or enter into favorable agreements with these third parties, if at all. These third parties may also fail economically, which would impact our ability to obtain and utilize the results of the studies performed by these third parties.

We rely on third parties to manufacture sufficient quantities of compounds within product specifications as required by regulatory agencies for use in our pre-clinical and clinical trials and future commercial operations and an interruption to this service may harm our business.

We do not have the ability to manufacture the materials we use in our pre-clinical and clinical trials and future commercial operations. Rather, we rely on various third parties to manufacture these materials and there may be long lead times to obtain materials. There can be no assurance that we will be able to identify, qualify and obtain prior regulatory approval for additional sources of clinical materials. If interruptions in this supply occur for any reason, including a decision by the third parties to discontinue manufacturing, technical difficulties, labor disputes or a failure of the third parties to follow regulations, we may not be able to obtain regulatory approvals for our investigational drug candidates and may not be able to successfully commercialize these investigational drug candidates.

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

We have completed the development of a once-a-day formulation of Qnexa for the treatment of obesity. The contract manufacturer we selected to develop a once-a-day formulation supplied the entire product for the Phase 3 program. In addition, this contract manufacturer is our sole source of clinical and commercial supplies for Qnexa. Stability data of the once-a-day capsule and the container closure system is limited. We have recently manufactured commercial registration batches of Qnexa. These batches may not pass certain release specifications. In addition, the stability data from these batches may not be adequate on their own to support customary acceptable expiration dating. While this contract manufacturer has significant experience in commercial scale up manufacturing, there is no assurance that they will be successful with the commercial scale up of Qnexa which could have a material adverse impact on our development plan, market price of our common stock and financial condition.

We rely on third parties to maintain appropriate levels of confidentiality of the data compiled during clinical trials.

We seek to maintain the confidential nature of our confidential information through contractual provisions in our agreements with third parties, including our agreements with clinical research organizations, or CROs, that manage our clinical studies for our investigational drug candidates. These CROs may fail to comply with their obligations of confidentiality or may be required as a matter of law to disclose our confidential information. As the success of our clinical studies depends in large part on our confidential information remaining confidential prior to, during and after a clinical study, any disclosure could have a material adverse effect on the outcome of a clinical study, our business, financial condition and results of operations.

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

One example of non-conformance came to light during the first quarter of 2009, when we, as part of our routine testing, identified that certain lots of the 125 mcg and 250 mcg strength MUSE product had exceeded the specified limit of allowable impurities. The identified product was out of compliance with the impurity specification in the 18th-24th month of its shelf life. In 2008, sales of the 125 mcg and 250 mcg strength MUSE represented 11% of our worldwide sales. Upon identifying this non-conformance, we promptly notified the FDA. The occurrence of known impurities to some level is typical within most pharmaceutical products. Our investigation concerning this MUSE impurity issue identified that the elevation in impurities was caused during the routine sterilization process. We continue to perform monitoring for impurities and additional lots of commercialized product may also be identified as containing levels of impurity that exceed the product’s specifications. Although we believe that this impurity poses no safety risk to the patients, as part of our commitment to maintaining cGMP and compliance to FDA regulations, on May 20, 2009, VIVUS sent a notice to our wholesale distributors to recall specific lots of 125 mcg and 250 mcg product that remain in the wholesaler’s inventory. The quantities of recalled product received-to-date by VIVUS from the recall effort have not been significant. There can be no assurance that a further product recall will not occur in the future from similar or other variations of the manufacturing process. Also, there can be no assurance that inherent and future variations in the sterilization process will not produce product that will exceed the product’s impurity specification or that would have some other adverse effect that would still render the product to not be within its full range of specification over the full course of its shelf life. Should a further recall be necessary, there may be periods when the 125 mcg and 250 mcg strength MUSE product are not fully available to the commercial market and these strengths may go into a back order status. All MUSE products had a 24-month shelf life; however, in September 2009, we received approval from the FDA to reduce the shelf life of our 125 mcg and 250 mcg MUSE product from 24 months to 18 months. We are currently manufacturing the 125 mcg and 250 mcg MUSE product with an 18-month shelf life. During the fourth quarter of 2009, we began to manufacture and ship125 mcg and 250 mcg MUSE product with an 18-month shelf life. In addition, in the fourth quarter of 2009, we used the newly manufactured 125 mcg and 250 mcg product with the 18-month shelf life dating to replace and exchange any then existing 125 mcg and 250 mcg product in the wholesalers’ inventories that had the prior 24-month shelf life dating. We completed the product exchange during the fourth quarter of 2009. The FDA and/or international regulatory agencies may require us to perform extensive investigations and/or process revalidations in relationship to the resolution of this issue. Should such extensive investigations or process revalidations be necessary, a further product recall be made, or a product shortage and back order occur, there could be a material adverse impact on our business, financial condition and results of operations.

Non-conformance issues may occur in our manufacturing operations or in the operations of our vendors and suppliers, which could have an adverse impact on our ability to manufacture our products and investigational drug candidates. For example, in late March 2008, we identified a non-conformance issue in one container of a raw material for MUSE, as supplied by the raw material vendor. All MUSE units manufactured from this container were within the VIVUS held inventory, were separated from our other inventory and were subsequently destroyed. As required, we appropriately notified the FDA of this raw material incident. In a timely manner, we completed an investigation of this non-conformance, which concluded that the impact of this raw material non-conformance was limited to those units of MUSE produced from the one subject container. All of these units had already been identified and separated out of our normal inventory. We also shared our findings and actions directly with the FDA. We have negotiated a partial financial settlement with the supplier of this non-conforming material. Although we believe this incident to be complete from a product impact point of view, there can be no assurance that any future raw material non-conformance would not have a much greater negative impact to production, inventory supply, market demand supply, or even require a recall of previously distributed MUSE units. In addition, the costs associated with a future interruption in supply could be significant and our future financial results could be adversely affected.

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

Any pre-marketing and marketing activities for our investigational drug candidates and approved products are subject to continued governmental regulation.

Prior to and after product approval by the FDA, any pre-marketing and marketing activities will be subject to FDA and other regulatory review. Certain activities undertaken prior to approval may be considered pre-approval promotion. Pre-approval promotion of investigational drug candidates is prohibited by FDA regulations. Failure to comply with these regulations may result in delays in the ultimate approval of our investigational drug candidates. After approval, if products are marketed in contradiction with FDA mandates, the FDA may issue Warning Letters that require specific remedial measures to be taken, as well as an immediate cessation of the impermissible conduct resulting in adverse publicity. The FDA may also order that all future promotional materials receive prior agency review and approval before use. Certain states have also adopted regulations and reporting requirements surrounding the promotion of pharmaceuticals. MUSE, and Qnexa, if approved, would be subject to these regulations. Failure to comply with state requirements may affect our ability to promote or sell pharmaceuticals products in certain states. This in turn could have a material adverse impact on our financial results and financial condition.

We must continue to monitor the use of our approved products and may be required to complete post-approval studies mandated by the FDA.

Even if we receive regulatory approval of our investigational drug candidates, such approval may involve limitations on the indicated uses or marketing claims we may make for our products and distribution channels. The FDA may also require us to commit to perform lengthy post-approval studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. Failure to comply with the applicable regulatory requirements can result in, among other things, civil penalties, suspensions of regulatory approvals, product recalls, operating restrictions and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and stock price.

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

If we are unable to establish capabilities to sell, market and distribute our investigational drug candidates, either by developing our own capabilities or entering into agreements with others, we will not be able to successfully launch our investigational drug candidates upon FDA approval. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need. We may not be able to enter into any marketing or distribution agreements with third party providers on acceptable terms, if at all. In that event, our ability to generate revenues will be adversely affected.

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

While the demand for MUSE declined slightly in the quarter ended March 31, 2010, we are not able to anticipate if our largest wholesaler customer, McKesson Corporation, will continue its historical pattern of making purchases in the fourth quarter that exceed expected quarterly demands. If McKesson Corporation does not repeat this pattern of purchasing quantities of MUSE that exceed quarterly demands, revenues from the sale of MUSE in 2010 may be lower as compared to 2009.

The markets in which we operate are highly competitive and we may be unable to compete successfully against new entrants or established companies.

Competition in the pharmaceutical and medical products industries is intense and is characterized by costly and extensive research efforts and rapid technological progress. We are aware of several pharmaceutical companies also actively engaged in the development of therapies for the treatment of obesity, diabetes and sexual health and device companies for the treatment of sleep apnea. These companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than we do. In addition, many of these companies have significantly greater experience than us in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. Our competitors may develop technologies and products that are more effective than those we are currently marketing or researching and developing. Such developments could render our products or our investigational drug candidates less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited experience. Mergers, acquisitions, joint ventures and similar events may also significantly change the competition.

Current approved anti-obesity drugs include Xenical (orlistat), marketed by Roche, and Meridia (sibutramine), marketed by Abbott Labs. Orlistat works by inhibiting lipase, thus preventing digestion and absorption of dietary fat in the gastrointestinal tract. In January 2010, the EMEA suspended the marketing authorization of sibutramine in Europe. The FDA added additional warnings to the label for sibutramine. The impact of these changes for sibutramine on Qnexa is unknown at this time. There are several drugs in development for obesity including a drug candidate in Phase 3 clinical trials being developed by Novo Nordisk A/S and approximately 20 drug candidates in Phase 2 clinical trials by companies including Neurosearch A/S and GlaxoSmithKline, among others. Partners Takeda Pharmaceutical Company Limited and Amylin Pharmaceuticals, Inc. announced in February 2010 that they are planning late-stage testing of an anti-obesity agent. Arena Pharmaceuticals, Inc. has completed Phase 3 studies and, in December 2009, submitted an NDA with the FDA for its investigational drug candidate. Orexigen Therapeutics, Inc. has completed Phase 3 studies and, in March 2010, submitted an NDA with the FDA for its investigational drug candidate.

All of these drugs are or will be marketed by pharmaceutical companies with substantially greater resources than us. In addition, a number of generic pharmaceutical products are prescribed for obesity, including phentermine, phendimetrazine, mazindol, benzphetamine and diethylpropion. Some of these generic drugs, and others, are prescribed in combinations that have shown some level of efficacy. These products are sold at much lower prices than we intend to charge for our investigational drug candidate, Qnexa, if approved. The availability of a large number of branded prescription products, generic products and over-the-counter products could limit the demand for, and the price we are able to charge for, our obesity investigational drug candidate.

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

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competitors against our drug candidate, Qnexa. Two of the most well established surgical procedures are gastric bypass surgery and adjustable gastric banding. In addition, other potential approaches that utilize various implantable devices or surgical tools are in development. Some of these approaches are in late stage development and may be approved for marketing. Companies such as Allergan, Inc., Boston Scientific Corporation, Covidien Ltd, EnteroMedics, Inc., GI

Dynamics, Inc., Johnson & Johnson, Leptos Biomedical, Inc., Medtronic Inc., and Satiety, Inc. are all active in this space and may have substantially greater resources than we have.

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

New developments, including the development of other drug technologies and methods of preventing the incidence of disease, occur in the pharmaceutical and medical technology industries at a rapid pace. These developments may render our investigational drug candidates obsolete or noncompetitive. Compared to us, many of our potential competitors have substantially greater:

•                  research and development resources, including personnel and technology;

•                  regulatory experience;

•                  drug development and clinical trial experience;

•                  experience and expertise in exploitation of intellectual property rights; and

•                  access to strategic partners and capital resources.

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our investigational drug candidates. Our competitors may also develop drugs or surgical approaches that are more effective, more useful and less costly than ours and may also be more successful in manufacturing and marketing their products. In addition, our competitors may be more effective in commercializing their products. We currently outsource our manufacturing and therefore rely on third parties for that competitive expertise. There can be no assurance that we will be able to develop or contract for these capabilities on acceptable economic terms, or at all.

If our raw material supplier fails to supply us with the active pharmaceutical ingredients, or APIs, for our products and investigational drug candidates, for which availability is limited, we may experience delays in our product development and commercialization.

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

In addition, we currently do not have supply agreements in place for phentermine or topiramate, the APIs used in our investigational drug candidate, Qnexa. Nor do we have a supply agreement for the commercial manufacture of Qnexa, if approved. There can be no guarantees that we will be able to enter into such agreements under reasonable terms, if at all. We cannot guarantee that should we be successful in entering into such agreements we will be able to obtain the necessary prior regulatory approvals for these suppliers.

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

Products produced by compounding pharmacies may increase competition in the U.S. market and may lead to a reduction in demand for MUSE.  Even if these actions by compounding pharmacies infringe upon our patents pertaining to MUSE, there could be a temporary decline in demand for MUSE as a result of these products.

In the U.S., pharmacists with drug compounding licenses can create drug combinations from generic ingredients and then dispense and sell these preparations to patients having retail prescriptions. Such compounding pharmacies for many years have produced, dispensed, and sold a preparation containing all the active ingredients alprostadil, papaverine, and phentolamine to be administered via syringe injection into the penis to treat erectile dysfunction. It has come to our attention that several compounding pharmacies have begun to produce a gel-based preparation of similar ingredients to be administered by insertion into the urethra. We believe our patents pertaining to MUSE with effectiveness into 2016 provide us with exclusive rights in the U.S. to commercialize products providing a transurethral absorption of alprostadil, and of alprostadil in combination with papaverine and/or other vasodilating agents to treat ED. While we are evaluating this situation, these actions by compounding pharmacies continue. As a result, there could be a decline in demand within the U.S. market for MUSE, unless and until we are able to prevent these actions by compounding pharmacies.

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

We outsource many key functions of our business and therefore rely on a substantial number of consultants, and we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials or other development activities may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for our investigational drug candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we fail to retain our key personnel and hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenues or delays in the development of our investigational drug candidates .

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

In the ordinary course of business we may become involved in lawsuits and subject to various claims from current and former employees including wrongful termination, sexual discrimination, retaliation, hostile work environment and other employment-related matters. We are currently a party to a lawsuit involving a former employee. We have also been named as a potential defendant in a complaint filed by a former employee. We have investigated each of the claims and believe the allegations have no merit and that we have meritorious defenses to any such allegations. Due to the current economic downturn, employees may be more likely to file employment-related claims. Employment-related claims also appear more likely following a poor performance review. Although there may be no merit to such claims or legal matters, we may be required to allocate additional monetary and personnel resources to defend against these type of allegations.

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

The healthcare industry is undergoing fundamental changes that are the result of political, economic and regulatory influences. The levels of revenue and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payors to contain or reduce healthcare costs through various means. Reforms that have been and may be considered include mandated basic healthcare benefits, controls on healthcare spending through limitations on the increase in private health insurance premiums and the types of drugs eligible for reimbursement and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes to the healthcare delivery system. These proposals include measures that would limit or prohibit payments for some medical treatments or subject the pricing of drugs to government control and regulations changing the rebates we are required to provide. These changes could impact our ability to maximize revenues in the Federal marketplace. In addition, health care reform legislation could affect the prices of MUSE or our investigational drug candidates under certain health care programs. These proposals include expanding the 340B drug pricing program to allow additional types of health care providers to purchase drugs at significant discounts and to require those discounts on inpatient drugs as well, increasing the minimum Medicaid drug rebate percentage, expanding Medicaid rebate liability to drugs purchased under Medicaid managed care contracts, increasing the Medicaid rebate on new formulations of existing drugs, and requiring Medicaid rebates to be paid on drugs provided to certain enrollees in the Medicare Part D prescription drug benefit. Due to uncertainties regarding the outcome of healthcare reform initiatives and their enactment and implementation, we cannot predict which, if any, of the reform proposals will be adopted or the effect such adoption may have on us. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of government healthcare or third party reimbursement programs will not have a material adverse effect on us. Healthcare reform is also under consideration in other countries where we currently or intend to market our product.

We expect to experience pricing pressures in connection with the sale of MUSE and our investigational drug candidates, if approved, due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain reimbursement coverage for MUSE or our investigational drug candidates or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed. Congress has recently enacted healthcare reform and may enact further reform, which could adversely affect the pharmaceutical industry as a whole, and therefore could have a material adverse effect on our business.

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

As a result, we expect that there will be increased pressure to reduce prices for drugs to obtain favorable status for them under the plans offering prescription drug coverage to Medicare beneficiaries. This pressure could decrease the coverage and price that we receive for our products in the future and could seriously harm our business. It is possible that our investigational drug candidate, Qnexa, if approved, could be particularly subject to price reduction initiatives because it is based on combinations of lower priced existing drugs.

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

We may face competition for our products from lower priced products from foreign countries that have placed price controls on pharmaceutical products. The Medicare Prescription Drug Improvement and Modernization Act of 2003 contains provisions that may change United States importation laws and expand consumers’ ability to import lower priced versions of our investigational drug candidates and competing products from Canada, where there are government price controls. These changes to United States importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The Secretary of Health and Human Services has not yet announced any plans to make this required certification. As directed by Congress, a task force on drug importation conducted a comprehensive study regarding the circumstances under which drug importation could be safely conducted and the consequences of importation on the health, medical costs and development of new medicines for United States consumers. The task force issued its report in December 2004, finding that there are significant safety and economic issues that must be addressed before importation of prescription drugs is permitted. In addition, a number of federal legislative proposals have been made to implement the changes to the United States importation laws without any certification, and to broaden permissible imports in other ways. Even if the changes do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the United States Customs Service and other government agencies. For example, Pub. L. No. 109-295, which was signed into law in October 2006 and provides appropriations for the Department of Homeland Security for the 2007 fiscal year, expressly prohibits the United States Customs Service from using funds to prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the Federal Food, Drug, and Cosmetic Act. Further, several states and local governments have implemented importation schemes for their citizens and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts. The importation of foreign products that compete with our own products could negatively impact our financial condition.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs, safety monitoring company and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, accidents, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs and drug manufacturing operations. For example, the loss of clinical trial data from completed or ongoing clinical trials for our investigational drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our investigational drug candidates could be delayed.

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

We believe the Supreme Court ruling in KSR International Co. vs. Teleflex, Inc. raised the standards for patentability and ease the ability to show that a patent is obvious. This ruling will make it more difficult to obtain patents for combination pharmaceutical drugs. At the present time, we are unable to predict the impact, if any, that this ruling will have on our current or future patents and patent applications. If we are unable to defend the patents currently issued on our commercial product and investigational drug candidates, or to obtain new patents for any reason, our ability to commercialize the current and future products would be at risk.

Our inability to adequately protect our proprietary technologies could harm our competitive position and have a material adverse effect on our business.

We hold various patents and patent applications in the United States and abroad targeting obesity and morbidities related to obesity including sleep apena and diabetes and male and female sexual health among other products. Qnexa is our investigational drug candidate involving low doses of phentermine and topiramate. On June 6, 2006, the initial United States patent was issued by the USPTO. This patent contains composition, product, and other claims that should protect Qnexa, if approved, as a proprietary product for the treatment of obesity. The term of this patent extends into 2020. In January 2009, the European Patent Office granted European patent No. 1,187,603, which broadly covers Qnexa and its use as a weight loss treatment. The patent extends the intellectual property protection of Qnexa beyond the already issued patents in the United States and abroad. We are in the process of prosecuting patent applications in other countries as well, to obtain significant foreign patent coverage for both Qnexa and future generations of Qnexa. Furthermore, we have filed additional patent applications in the United States to expand the coverage that will be provided by U.S. Patent No. 7,056,890 B2. On March 9, 2010, U.S. Patent No. 7,674,776 issued with method, composition, and dosage form claims, including claims drawn to a method for treating Syndrome X, a common multisymptomatic disorder often found in obese patients, and to a method for treating side effects of obesity such as sleep apnea. On February 9, 2010, U.S. Patent No. 7,659,256 issued significantly broadenening both the method and composition-of-matter protection afforded Qnexa by our initial U.S. Patent No. 7,056,890 B2. On June 30, 2009, U.S. Patent No. 7,553,818 was issued drawn to a method for effecting weight loss by co-administration of varying doses of phentermine and topiramate. This patent also expands on the initial coverage provided by our U.S. Patent No. 7,056,890 B2. Each of these U.S. patents for Qnexa expires in 2020. The primary focus of the patent applications is on combination therapy using a sympathomimetic agent (such as phentermine) and an anticonvulsant (such as topiramate) for the treatment of obesity and other related disorders. We are aware of issued patents for the use of topiramate alone or in combination for obesity. We have worked closely with our patent counsel to put together a cogent patent strategy and are building a strong patent portfolio in an attempt to obtain exclusivity over the life of the patents.

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

We may face additional competition outside of the United States as a result of a lack of patent enforcement in foreign countries and off-label use of other dosage forms of the generic components in our investigational drug candidates.

While we have filed patent applications in many countries outside the United States, and have obtained some patent coverage for certain of our drug candidates in certain foreign countries, we do not currently have widespread patent protection for Qnexa outside the United States and have no protection in many foreign jurisdictions. Even if international patent applications ultimately issue or receive approval, it is likely that the scope of protection provided by such patents will be different from, and possibly less than, the scope provided by our corresponding U.S. patents. The success of our international market opportunity is dependent upon the enforcement of patent rights in various other countries. A number of countries in which we have filed or intend to file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Even if we have patents issued in these jurisdictions, there can be no assurance that our patent rights will be sufficient to prevent generic competition or unauthorized use.

We may face competition from the off-label use of other dosage forms of the generic components in our drug candidates. In addition, others may attempt to commercialize our drug candidate combinations in countries or other markets where we do not have patent protection for all of our drug candidates. In particular, it is possible that patients will seek to acquire the generic IR components of our drug candidate Qnexa (phentermine and topiramate). The off-label use of the generic IR components in the United States or the importation of the generic IR components from foreign markets could adversely affect the commercial potential for our drug candidates and adversely affect our overall business and financial results.

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

Depending on its ultimate formulation and method of use, before we can develop, clinically test, make, use, or sell a particular investigational drug candidate, we may need to obtain a license from one or more third parties who have patent or other intellectual property rights covering components of our investigational drug candidate or its method of use. There can be no assurance that such licenses will be available on commercially reasonable terms, or at all. If a third party does not offer us a necessary license or offers a license only on terms that are unattractive or unacceptable to us, we might be unable to develop and commercialize one or more of our investigational drug candidates.

Our failure to successfully acquire, develop and market additional investigational drug candidates or approved products would impair our ability to grow.

As part of our growth strategy, we may acquire, in-license, develop and/or market additional products and investigational drug candidates. Because our internal research capabilities are limited, we may be dependent upon pharmaceutical and biotechnology companies, academic scientists and other researchers to sell or license products or technology to us. The success of this strategy depends partly upon our ability to identify, select and acquire promising pharmaceutical product candidates and products.

The process of proposing, negotiating and implementing a license or acquisition of a drug candidate or approved product is lengthy and complex. Other companies, including some with substantially greater financial, marketing and sales resources, may compete with us for the license or acquisition of drug candidates and approved products. We have limited resources to identify and execute the acquisition or in-licensing of third-party products, businesses and technologies and integrate them into our current infrastructure. Moreover, we may devote resources to potential acquisitions or in-licensing opportunities that are never completed, or we may fail to realize the anticipated benefits of such efforts. We may not be able to acquire the rights to additional drug candidates on terms that we find acceptable, or at all.

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

Further, any drug candidate that we acquire may require additional development efforts prior to commercial sale, including extensive clinical testing and approval by the FDA and applicable foreign regulatory authorities. All drug candidates are prone to risks of failure typical of pharmaceutical product development, including the possibility that a drug candidate will not be shown to be sufficiently safe and effective for approval by regulatory authorities. In addition, we cannot provide assurance that any products that we develop or approved products that we may acquire will be commercialized profitably or achieve market acceptance.

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

Any name we intend to use for our investigational drug candidates will require approval from the FDA, regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. If the FDA objects to one of our proposed product names, we will be required to adopt an alternative name for that investigational drug candidate. If we adopt an alternative name, we would lose the benefit of our existing trademark applications and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA, which could cause delays that would adversely impact our business. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our investigational drug candidates.

Risks Relating to our Financial Position and Need for Financing

We require additional capital for our future operating plans, and we may not be able to secure the requisite additional funding on acceptable terms, or at all, which would force us to delay, reduce or eliminate drug development programs or commercialization efforts.

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least into 2011. However, we anticipate that we will be required to obtain additional financing to fund the development of our research and development pipeline in future periods as well as to support the possible launch of any approved products. Our future capital requirements will depend upon numerous factors, including:

•                  the progress and costs of our research and development programs;

•                  the scope, timing and results of pre-clinical studies and clinical trials;

•                  patient recruitment and enrollment in planned and future clinical trials;

•                  the costs involved in seeking regulatory approvals for our investigational drug candidates;

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

•                  the rate of technological advances;

•                  ongoing determinations of the potential commercial success of our investigational drug candidates under development;

•                  the state of the economy and financing environment;

•                  the level of resources devoted to sales and marketing capabilities;

•                  the regulatory approval environment and regulatory hurdles for safety assessment for new drug candidates;

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

To obtain additional capital when needed, we will evaluate alternative financing sources, including, but not limited to, the issuance of equity or debt securities, corporate alliances, joint ventures and licensing agreements. However, there can be no assurance that funding will be available on favorable terms, if at all. We are continually evaluating our existing portfolio and we may choose to divest, sell or spin-off one or more of our products or investigational drug candidates at any time. We cannot assure you that we will successfully develop our investigational drug candidates under development or, if successfully developed or approved, that our products will generate revenues sufficient to enable us to earn a profit. If we are unable to obtain additional capital, management may be required to explore alternatives to reduce cash used by operating activities, including the termination of research and development efforts that may appear to be promising to us, the sale of certain assets and the reduction in overall operating activities. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our development programs or our commercialization efforts.

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

If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish potentially valuable rights to our current drug candidates, potential products or proprietary technologies, or grant licenses on terms that are not favorable to us. If adequate funds are not available, our ability to achieve profitability or to respond to competitive pressures would be significantly limited and we may be required to delay, significantly curtail or eliminate the development of one or more of our drug candidates.

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

At March 31, 2010, we had $14.9 million in cash and cash equivalents and $180 million in available-for-sale securities. While at March 31, 2010 our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by the Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

We have an accumulated deficit of $252.9 million as of March 31, 2010 and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $252.9 million for the period from our inception through March 31, 2010, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

•                  the outcome of the Advisory Committee meeting tentatively scheduled for July 15, 2010 and the disclosure of related materials, provided by us and the FDA, in advance of and during the meeting;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The list of Exhibits as required by Item 601 of Regulation S-K.

A. EXHIBITS:

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(4)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated May 6, 2010, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated May 6, 2010, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-K filed with the Commission on April 30, 2010.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.

(5)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2010	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Vice President, Finance and Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
President and Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(4)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated May 6, 2010, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated May 6, 2010, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-K filed with the Commission on April 30, 2010.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.

(5)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.