Form 10-Q
period 2010-06-30
VIVUS INC
filed 2010-08-02
CIK 881524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010

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

At July 29, 2010, 81,163,712 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30 2010	December 31 2009*
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,545	$40,750
Available-for-sale securities	163,257	166,241
Accounts receivable, (net of allowance for doubtful accounts of $35 and $27 at June 30, 2010 and December 31, 2009, respectively)	2,072	7,259
Inventories, net	3,407	2,702
Prepaid expenses and other assets	5,163	6,410
Total current assets	185,444	223,362
Property, plant and equipment, net	5,443	5,970
Restricted cash	700	700
Total assets	$191,587	$230,032
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,735	$8,485
Accrued product returns	2,899	3,026
Accrued research and clinical expenses	5,066	2,426
Accrued chargeback reserve	612	1,617
Accrued employee compensation and benefits	3,105	3,072
Accrued and other liabilities	4,542	3,884
Total current liabilities	20,959	22,510

Notes payable-net of current portion	19,914	19,998
Deferred revenue	567	798
Total liabilities	41,440	43,306

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 200,000 shares authorized; 80,964 and 80,607 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	81	81
Additional paid-in capital	425,679	420,708
Accumulated other comprehensive income (loss)	22	(3)
Accumulated deficit	(275,635)	(234,060)
Total stockholders’ equity	150,147	186,726
Total liabilities and stockholders’ equity	$191,587	$230,032

*     Derived from audited consolidated financial statements filed in the Company’s 2009 Annual Report on Form 10-K.

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2010	2009	2010	2009

Revenue:
United States product, net	$3,036	$3,368	$4,138	$4,261
International product	749	776	1,263	1,069
License and other revenue	115	10,581	231	31,627
Total revenue	3,900	14,725	5,632	36,957
Operating expenses:
Cost of goods sold and manufacturing expense	2,904	2,877	5,315	5,480
Research and development	14,175	20,258	24,398	40,327
Selling, general and administrative	8,234	4,555	14,819	9,966
Total operating expenses	25,313	27,690	44,532	55,773

Loss from operations	(21,413)	(12,965)	(38,900)	(18,816)

Interest (expense) income:
Interest income	55	818	120	1,026
Interest expense	(1,391)	(944)	(2,779)	(1,660)
Other-than-temporary loss on impaired securities	—	(113)	—	(557)
Total interest (expense) income	(1,336)	(239)	(2,659)	(1,191)
Loss before provision for income taxes	(22,749)	(13,204)	(41,559)	(20,007)

Provision for income taxes	(8)	—	(16)	(6)
Net loss	(22,757)	(13,204)	(41,575)	(20,013)
Other comprehensive income (loss):
Unrealized gain (loss) on securities	14	(59)	25	(85)
Comprehensive loss	$(22,743)	$(13,263)	$(41,550)	$(20,098)

Net loss per share:
Basic and diluted	$(0.28)	$(0.19)	$(0.51)	$(0.29)
Shares used in per share computation:
Basic and diluted	80,903	69,805	80,801	69,746

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30
	2010	2009
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(41,575)	$(20,013)
Adjustments to reconcile net loss to net cash used for operating activities:
Provision for doubtful accounts	8	32
Provision for obsolete inventory	—	487
Depreciation	611	572
Net realized gain on investments	—	(297)
Other-than-temporary loss on impaired securities	—	557
Share-based compensation expense	3,674	2,578
Changes in assets and liabilities:
Accounts receivable	5,179	730
Inventories	(705)	(108)
Prepaid expenses and other assets	1,247	301
Accounts payable	(3,750)	(7,573)
Accrued product returns	(127)	62
Accrued research and clinical expenses	2,640	2,288
Accrued chargeback reserve	(1,005)	130
Accrued employee compensation and benefits	33	186
Accrued and other liabilities	652	359
Deferred revenue	(231)	(31,627)
Net cash used for operating activities	(33,349)	(51,336)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(84)	(133)
Investment securities purchases	(108,886)	(80,086)
Proceeds from sale/maturity of securities	111,895	86,470
Net cash provided by investing activities	2,925	6,251

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	6,666
Payments of notes payable	(78)	(1,028)
Net proceeds from exercise of common stock options	1,082	961
Sale of common stock through employee stock purchase plan	215	185
Net cash provided by financing activities	1,219	6,784

NET DECREASE IN CASH AND CASH EQUIVALENTS	(29,205)	(38,301)
CASH AND CASH EQUIVALENTS:
Beginning of period	40,750	66,121
End of period	$11,545	$27,820

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Management has evaluated all events and transactions that occurred after June 30, 2010 up through the date these condensed consolidated financial statements were filed. There were no events or transactions occurring during this subsequent event reporting period which require recognition in these condensed consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed on March 10, 2010 with the Securities and Exchange Commission, or SEC. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

•                                          collectability is reasonably assured.

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

The Company initially received a $1.5 million upfront payment in connection with the international supply agreement signed with Meda in September 2002. In January 2006, the Company also received a milestone payment from Meda of $2 million. The milestone payment provides Meda with the right to continue to sell and distribute MUSE in its European Union territories. These amounts were recorded as deferred revenue and are being recognized ratably over the term of the supply agreement. Through June 30, 2010, $2.5 million has been recognized as revenue.

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

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and six months ended June 30, 2010 and 2009 was comprised as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of goods sold and manufacturing expense	$218	$183	$432	$355
Research and development	229	233	561	525
Selling, general and administrative	1,354	828	2,681	1,698
Share-based compensation expense before taxes	1,801	1,244	3,674	2,578
Related income tax benefits	—	—	—	—
Share-based compensation expense, net of taxes	$1,801	$1,244	$3,674	$2,578
Basic and diluted per common share	$0.02	$0.02	$0.05	$0.04

4. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at June 30, 2010 and December 31, 2009 are presented in the tables that follow:

As of June 30, 2010 (in thousands) (unaudited):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$11,545	$11,545	$—	$—
Total cash and cash equivalents	$11,545	$11,545	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$163,235	$163,257	$25	$(3)
Total available-for-sale securities	$163,235	$163,257	$25	$(3)

As of December 31, 2009 (in thousands):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$38,742	$38,742	$—	$—
U.S. Treasury securities	2,009	2,008	—	(1)
Total cash and cash equivalents	$40,751	$40,750	$—	$(1)

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$166,243	$166,241	$34	$(36)
Total available-for-sale securities	$166,243	$166,241	$34	$(36)

The following table summarizes the Company’s available-for-sale securities by the contractual maturity date as of June 30, 2010 (in thousands) (unaudited):

	Amortized Cost	Estimated Fair Value
Due within one year	$163,235	$163,257
	$163,235	$163,257

The following table summarizes the net realized gains on available-for-sale securities for the periods presented (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(unaudited)		(unaudited)
Realized gains	$—	$554	$—	$706
Realized losses	—	—	—	(409)
Net realized gains	$—	$554	$—	$297

During the three and six months ended June 30, 2010, there were no sales of fixed income securities. In the ordinary course of business, the Company may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

At June 30, 2010, the Company had the following available-for-sale securities that were in an unrealized loss position (in thousands):

	Less Than 12 Months
June 30, 2010 (unaudited)	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$(3)	$33,806
Total	$(3)	$33,806

At December 31, 2009, the Company had the following cash equivalent and available-for-sale securities that were in an unrealized loss position (in thousands):

	Less Than 12 Months
December 31, 2009	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$(37)	$79,709
Total	$(37)	$79,709

The gross unrealized losses reported above for June 30, 2010 and December 31, 2009 were primarily caused by general fluctuations in market interest rates from the respective purchase date of these securities through the end of those periods. The gross unrealized loss of $3,000 at June 30, 2010 is attributable to the Company’s holding in 12 individual securities from one issuer, the U.S. Treasury.

As the Company presently does not intend to sell its debt securities and believes it will not likely be required to sell the securities that are in an unrealized loss position before recovery of their amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

As of June 30, 2010 and December 31, 2009, the temporary unrealized gains (losses) on cash, cash equivalents and available-for-sale securities, net of tax, of $22,000 and $(3,000), respectively, were included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. As of June 30, 2010, a significant portion of the available-for-sale securities that the Company held were investment grade with an average rating of AAA/Aaa.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, FSP SFAS 115-2 and SFAS 124-4, Recognition and Presentation of Other-than-Temporary Impairments (“FSP 115-2/SFAS 124-2”) and SAB Topic 5M, Accounting for Non-current Marketable Equity Securities, as codified in FASB ASC topic 320-10, Investments—Debt and Equity Securities, or ASC 320-10, provides guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. Effective for all periods ending after June 15, 2009, it provides additional guidance designed to create a greater clarity and consistency in accounting for and presenting impairment losses on securities. In reviewing its non-U.S. Government available-for-sale securities during the year ended December 31, 2009, the Company concluded that it intended to sell the debt securities before recovering their costs. Therefore, in accordance with the above guidance, the Company recognized an “other-than-temporary” impairment of $654,000 on these securities during the year ended December 31, 2009. The Company included this non-cash impairment charge in other-than-temporary loss on impaired securities in the condensed consolidated statements of operations and other comprehensive loss. These securities covered a number of industries. At June 30, 2010 and December 31, 2009, all available-for-sale securities were invested in U.S. Treasuries.

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

The following fair value hierarchy tables present information about the Company’s assets (cash and cash equivalents, available-for-sale securities) measured at fair value on a recurring basis as of June 30, 2010 (in thousands):

	Basis of Fair Value Measurements
	Balance at June 30, 2010 (unaudited)	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$11,545	$11,545	$—	$—
Total cash and cash equivalents	$11,545	$11,545	$—	$—

	Basis of Fair Value Measurements
	Balance at June 30, 2010 (unaudited)	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$163,257	$163,257	$—	$—
Total available-for-sale securities	$163,257	$163,257	$—	$—
Reported as:
Cash and cash equivalents	$11,545
Available-for-sale securities	163,257
Total	$174,802

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

As of June 30, 2010, the Company does not have any liabilities that are measured at fair value on a recurring basis.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2010.

5. INVENTORIES

Inventories are recorded net of reserves of $769,000 and $1.6 million as of June 30, 2010 and December 31, 2009, respectively. Inventory balances, net of reserves, consist of (in thousands):

	June 30, 2010	December 31, 2009
	(unaudited)
Raw materials and component parts	$2,551	$2,381
Work in process	65	52
Finished goods	791	269
Inventory, net	$3,407	$2,702

Inventory balances serve as collateral for the Company’s loans (see Note 7: “Deerfield Financing”). Included in the raw materials and component parts at June 30, 2010 is $208,000 in raw materials for Qnexa, in anticipation of a product launch. As noted above, the Company has recorded significant reserves against the carrying value of its inventory of raw material and certain component parts. The reserves relate primarily to inventories that the Company estimated would have no future use. In the second quarter of 2009, the Company increased the reserve for raw materials by $487,000 for a portion of its existing inventory of alprostadil that has exceeded its shelf life and is no longer usable in the manufacturing of MUSE.

The Company determined that it would likely continue to use some portion of the fully reserved raw materials and component parts in production. During the six months ended June 30, 2010 and 2009, the Company used $55,000 and $45,000 of its fully reserved component parts inventory, respectively. In the six months ended June 30, 2010 and 2009, the Company used $262,000 and $0, respectively, of its fully reserved raw materials inventory. In the six months ended June 30, 2010, the Company disposed of $487,000 of its fully reserved raw materials inventory. As of June 30, 2010, the original cost of the fully reserved inventory is mainly $394,000 related to component parts and $367,000 related to raw materials. The Company intends to continue to use some portion of these reserved component parts and raw materials in production when appropriate.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of June 30, 2010 and December 31, 2009, respectively, consist of (in thousands):

	June 30, 2010	December 31, 2009
	(unaudited)
Receivable from Food and Drug Administration	$1,553	$2,140
Refundable federal and state income taxes	—	2,447
Prepaid clinical studies	1,117	520
Interest receivable	468	474
Prepaid insurance	315	429
Other prepaid expenses and assets	1,710	400
Prepaid expenses and other assets	$5,163	$6,410

The Company has paid product and establishment fees for its marketed product, MUSE, for the fiscal year 2008 of $653,000 (which was paid to the FDA in October 2007), for the fiscal year 2009 of $712,000 (which was paid to the FDA in September 2008) and for the fiscal year 2010 of $776,000 (which was paid in September 2009). The Company believes it is due a refund pursuant to Section 736(d)(1)(C) of the Federal Food, Drug and Cosmetic Act, or FDC Act, on the basis that the fees paid by the Company exceed the anticipated present and future costs incurred by the FDA in conducting the process for the review of the Company’s human drug applications for VIVUS, Inc. As discussed in Note 18: “Subsequent Events”, in July 2010, the Company was informed by the FDA that it would be receiving a refund of $180,000 for the fiscal year 2008 and $597,000 for the fiscal year 2009. The Company also paid product and establishment fees for MUSE for fiscal year 2007 in October 2006, for which it received a refund of $525,000 in May 2009, on this same basis. In addition, the Company paid an application fee to the FDA in September 2006 for the NDA for Evamist of  $767,000, for which it received a refund in April 2008, again, on the same basis.

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

The agreements also provide the Company with an option to purchase, and the Deerfield Affiliates with an option to compel the Company to purchase, or put right, the Deerfield Sub holding the royalty rights. If the Company exercises its right to purchase the Deerfield Sub, the net price will be $23 million if exercised before April 3, 2011, or $26 million if exercised after April 3, 2011 but before April 3, 2012 (the purchase prices are subject to other adjustments as defined in the agreement). After April 3, 2011, the Deerfield Affiliates may exercise the right to compel the Company to purchase the Deerfield Sub at a price of $17 million. This price could increase up to $26 million, and the timing of the sale of the shares could be accelerated under certain conditions including a change-in-control, sale of MUSE or avanafil, sale of major assets and the sale of securities in a transaction or a series of related transactions by the Company that exceed 20% of the Company’s outstanding common stock at the date the Option and Put Agreement was signed if at the time of the sale the Company’s market capitalization is below $300 million (each, a Major Transaction). Under these conditions, the cost of the shares of the Deerfield Sub would be $23 million on or before April 3, 2011 and $26 million from April 3, 2011 through April 3, 2018. The sale of the shares of the Deerfield Sub could also accelerate if the Company’s cash, cash equivalents and available for sale securities falls below $15 million or the Company’s market capitalization falls below $50 million. The purchase prices under the put right are subject to other adjustments as defined in the agreements. If either party exercises its option, any further royalty payments would be effectively terminated. In exchange for the option right, the Company paid $2 million to the Deerfield Affiliates. The Company’s intellectual property and all of the accounts receivable, inventory and machinery and equipment arising out of or relating to MUSE and avanafil are collateral for this transaction. At June 30, 2010, substantially all of the accounts receivable, inventory and machinery and equipment on the Company’s condensed consolidated balance sheet relates to MUSE and serves as collateral for this transaction.

The Company has evaluated the Deerfield financing in accordance with SFAS 167, Amendments to FASB Interpretation No. 46(R), as codified in FASB ASC topic 810, Consolidation, or ASC 810, and determined that the Deerfield Sub may constitute a Variable Interest Entity, or VIE; however, the Company has also determined that it is not the primary beneficiary of this VIE at this time. The methodology the Company used for determining the primary beneficiary of the VIE was based on which entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligations to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. While the Company determined that it met the power criterion, it did not meet the losses/benefit criterion. The Deerfield Affiliates will absorb 100% of the Deerfield Sub’s expected losses and receive 100% of its expected gains. Therefore, it was determined that the Deerfield Sub should not be consolidated by the Company (see Note 8: “Notes Payable”).

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

Crown Bank N.A. Loan

On January 4, 2006, VIVUS, Inc. and Vivus Real Estate LLC, a wholly owned subsidiary of VIVUS, Inc., jointly, the Company, entered into a Term Loan Agreement and a Commercial Mortgage Note, or the Agreements, with Crown Bank N. A., or Crown, secured by the land and buildings, among other assets, located at 735 Airport Road and 745 Airport Road in Lakewood, New Jersey, or the Facility. The Facility is the Company’s principal manufacturing facility, which the Company purchased on December 22, 2005. Under the Agreements, the Company borrowed $5,375,000 on January 4, 2006 from Crown payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% and 7.5% for the six months ended June 30, 2010 and 2009, respectively. Because the interest rate is variable, and based on a market rate, the carrying value of the debt approximates fair value. The Agreements contain prepayment penalties, and a requirement to maintain a depository account at Crown with a minimum collected balance of $100,000 which, if not maintained, will result in an automatic increase in the interest rate on the note of one-half percent (0.5%). The Facility, assignment of rents and leases on the Facility, and a $700,000 Certificate of Deposit held by Crown, classified as restricted cash, serve as collateral for these Agreements.

Total long-term notes payable consist of the following (in thousands):

	June 30, 2010 (unaudited)	December 31, 2009
Deerfield loan	$15,255	$15,255
Crown Bank N.A. loan	4,822	4,900
Total notes payable	20,077	20,155
Less current portion	(163)	(157)
Total long-term notes payable	$19,914	$19,998

Current portion of notes payable is included under the heading “Accrued and other liabilities”.

Future minimum principal payments of the long-term notes payable as of June 30, 2010 are as follows (in thousands):

As of June 30, 2010 (unaudited)	Deerfield Loan	Crown Bank N.A. Loan	Total
Remainder of 2010	$—	$79	$79
2011	15,255	169	15,424
2012	—	181	181
2013	—	197	197
2014	—	212	212
Thereafter	—	3,984	3,984
Total	$15,255	$4,822	$20,077

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

On October 16, 2001, the Company entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational product development program for Qnexa for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to the Company with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, the Company has paid a total of $220,000 to Dr. Najarian through June 30, 2010 and has issued him options to purchase 40,000 shares of our common stock. The Company is obligated under the terms of the Assignment Agreement to make a milestone payment of $1 million and issue an option to purchase 20,000 shares of VIVUS’ common stock to Dr. Najarian upon marketing approval by the United States Food and Drug Administration of a product for the treatment of obesity that is based upon the Combination Therapy and Patents. This assignment will require the Company to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that the Company decides not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined the Company as a part-time employee and currently serves as the Company’s Principal Scientist.

The Company has entered into several agreements to license patented technologies that are essential to the development and production of the Company’s transurethral product for the treatment of erectile dysfunction. In connection with these agreements, the Company is obligated to pay royalties on product sales of MUSE (3% of United States and Canadian product sales and 2% of sales elsewhere in the world). In the first six months of 2010 and 2009, the Company recorded royalty expenses of $136,000 and $182,000, respectively, as cost of goods sold and manufacturing expense.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company’s analysis of all available evidence, both positive and negative, as of June 30, 2010, it was considered more likely than not that the Company’s deferred tax assets would not be realized.

As of June 30, 2010, the Company believes that the amount of the deferred tax assets recorded on its condensed consolidated balance sheet would not ultimately be recovered. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it can recover its deferred tax assets.

At January 1, 2010, the Company did not have any unrecognized tax benefits, nor does it expect any material change in its unrecognized tax benefits over the next twelve months.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of January 1, 2010, the Company had no accrual for payment of interest and penalties related to unrecognized tax benefits, nor were any amounts for interest or penalties recognized during the six months ended June 30, 2010.

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

As the Company recognized a net loss for the three months and six months ended June 30, 2010 and 2009, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three months ended June 30, 2010 and 2009, 5,168,457 and 4,901,008 options outstanding, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive. For the six months ended June 30, 2010, and 2009, respectively, 4,753,501 and 5,684,036 options outstanding, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

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

Future minimum lease payments under operating leases are as follows (in thousands):

Remainder of 2010	$339
2011	339
Total	$678

Manufacturing Agreements

In November 2002, the Company entered into a manufacturing agreement to purchase alprostadil from a supplier beginning in 2003 and ending in 2008. In May 2007, the terms of the agreement were amended to require the purchase of a minimum total of $2.3 million of product from 2007 through 2011. The Company’s remaining commitment under this agreement is $765,000. In addition, the Company has entered into various other purchase commitments to support its manufacture of MUSE. The remaining commitments under these agreements totaled $773,000 at June 30, 2010.

Other Agreements

The Company has entered into various agreements with clinical consultants and clinical research organizations to perform clinical studies on its behalf and at June 30, 2010, its remaining commitment under these agreements totaled $17.4 million. The Company has remaining commitments under various general and administrative services agreements totaling $2.8 million at June 30, 2010, including $1.3 million related to Leland F. Wilson’s Employment Agreement (see paragraph below). The Company has also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at June 30, 2010, its remaining commitment under these agreements totaled $9.1 million. The Company has entered into marketing promotion and related agreements for its erectile dysfunction product, MUSE and as of June 30, 2010, its remaining commitment under these marketing agreements totaled $1.1 million. In addition, the Company has entered into agreements related to the pre-commercialization of Qnexa for obesity. The remaining commitments under these agreements totaled $3 million at June 30, 2010.

On December 19, 2007, the Compensation Committee of the Board of Directors of the Company approved an employment agreement, or the Employment Agreement, with Leland F. Wilson, the Company’s President and Chief Executive Officer. The Employment Agreement includes salary, incentive compensation, retirement benefits and length of employment, among other items, as agreed to with Mr. Wilson. The Employment Agreement had an initial term of two years commencing on the effective date, June 1, 2007, or the Effective Date. On the second anniversary of the Effective Date, the Employment Agreement will automatically renew for an additional one-year term unless either party provides the other party with a notice of non-renewal. On January 23, 2009, the Compensation Committee approved an amendment to the Employment Agreement, or the Amendment, which amends the Employment Agreement. Pursuant to the Amendment, the initial term of the Employment Agreement was increased from two to three years commencing on June 1, 2007 and other relevant dates were also extended to reflect the three-year initial term. On June 1, 2010, the Employment Agreement automatically renewed for an additional one-year term.

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

13. CONCENTRATION OF CUSTOMERS AND SUPPLIERS

Sales to significant customers as a percentage of total revenues were as follows:

	Six Months Ended June 30,
	2010	2009
McKesson Corporation	32%	33%
Cardinal Health	36%	37%
Meda AB	18%	14%
Amerisource Bergen	10%	13%

The Company relies on third party sole-source manufacturers to produce its clinical trial materials, components and raw materials. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality. Several of the Company’s manufacturers are sole-source manufacturers where no alternative suppliers exist. In the three and six months ended June 30, 2010, the Company incurred $2.3 million and $3.6 million, respectively, for services provided by one clinical research organization on the Qnexa Phase 3 studies, which represented 16% and 15%, respectively, of the Company’s total research and development expenses. Separately, in the three and six months ended June 30, 2010, the Company incurred another $1.7 million and $4.2 million, respectively, for services provided by another clinical research organization on the avanafil Phase 3 studies, which represented 12% and 17% of the Company’s total research and development expenses. In addition, in the three and six months ended June 30, 2010, the Company incurred $1.9 million and $2.7 million, respectively, for services provided by a third clinical research organization related to Phase I studies performed on its behalf, which represented 14% and 11%, respectively, of the Company’s total research and development expenses. Finally, in the three and six months ended June 30, 2010, the Company incurred $2 million and $3.5 million, respectively, for clinical supplies and formulation work performed by the Company’s sole-source manufacturer, which represented 14% and 14%, respectively, of the Company’s total research and development expenses.

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

14. INTEREST INCOME, NET

The components of interest income, net were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Interest income	$55	$264	$120	$729
Realized gains on marketable securities, net	—	554	—	297
Interest income, net	$55	$818	$120	$1,026

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

On February 16, 2010, the Company filed a Form S-8 (File Number 333-164921) with the SEC registering 1,000,000 shares of common stock, par value $0.001 per share, under the 2001 Stock Option Plan, as amended.

On July 14, 2010, the Company filed a Form S-8 (File Number 333-168106) with the SEC registering 16,615,199 shares of common stock, par value $0.001 per share, to be issued pursuant to the 2010 Equity Incentive Plan, and registering 400,000 shares of common stock, par value $0.001 per share, to be issued pursuant to the Stand-Alone Stock Option Agreement with Michael P. Miller.

16. LEGAL MATTERS

In the normal course of business, the Company receives claims and makes inquiries regarding patent infringement and other related legal matters. The Company believes that it has meritorious claims and defenses and intends to pursue any such matters vigorously.

The Company and Acrux Limited through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, were parties to the Testosterone Development and Commercialization Agreement dated February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covers the Company’s investigational product candidate, Luramist, which is licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to the Company related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. The Company asserted counterclaims against Acrux in the arbitration and sought the enforcement of the Company’s rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that it was in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that the Company was not in breach of the Luramist license agreement and that the Company has used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in favor of the Company on its counter claim that Acrux had breached the Luramist license agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel ordered Acrux to turn over certain information to the Company that was previously withheld in violation of the agreement by Acrux. After the parties failed to agree on a new Outside Date by which the Company was to commence its first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment.  On March 30, 2010, the Company provided written notice to Acrux of its intent to terminate the Testosterone Agreement. On April 6, 2010, in connection with Acrux’s request for further briefing on the issue of damages in light of the Company’s termination of the Testosterone Agreement, the Panel ordered the parties to enter into settlement discussions and to report back to the Panel no later than May 17, 2010 on whether a settlement had been reached. On May 6, 2010, the parties agreed to the terms of a settlement agreement and mutual release, or the Settlement Agreement, resolving any and all claims or potential claims in the arbitration and that may have or could have arisen from any case whatsoever, other than certain rights and obligations that survive the termination of the Testosterone Agreement or are required by the Settlement Agreement. Pursuant to the Settlement Agreement, the Company will transfer Luramist related assets to Acrux, including, clinical trial material, batch release documents, inventory of applicators, FDA correspondence, intellectual property and know-how and trademarks. In addition, the Company will cease its clinical study program for Luramist as part of the settlement. The parties will not exchange cash payments as a result of the settlement and termination of the Testosterone Agreement. The Panel will retain jurisdiction over the matter to enforce the terms of the Settlement Agreement.

In the ordinary course of business the Company may become involved in lawsuits and subject to various claims from current and former employees including wrongful termination, sexual discrimination and other employment-related matters. The Company is currently a party to a lawsuit involving a former employee. The Company has also been named as a potential defendant in a complaint filed by a former employee. The Company has investigated each of the claims and believes the allegations have no merit and that the Company has meritorious defenses to such charges. Due to the current economic downturn, former employees may be more likely to file employment-related claims. Employment-related claims also may be more likely following a poor performance review. Although there may be no merit to such claims or legal matters, the Company may be required to allocate additional monetary and personnel resources to defend against employment-related claims. The Company believes the disposition of the current lawsuit and claims is not likely to have a material effect on its financial condition or liquidity.

The Company is not aware of any other asserted or unasserted claims against it where an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

17. STOCK OPTION PLANS

On March 29, 2010, the Company’s Board of Directors terminated the Company’s 2001 Stock Option Plan, or the 2001 Plan. In addition, the Board of Directors adopted and approved a new 2010 Equity Incentive Plan, or the 2010 Plan, with 32,000 shares remaining reserved and unissued under the 2001 Plan. In addition, the Board of Directors adopted and approved a new 2010 Equity Incentive Plan, or the 2010 Plan, subject to the approval of the Company’s stockholders. The 2001 Plan, however, will continue to govern awards previously granted under it. On June 25, 2010, the Company’s stockholders approved the 2010 Plan at the Company’s 2010 Annual Meeting of Stockholders. The 2010 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to employees, directors and consultants, to be granted from time to time as determined by the Board of Directors, the Compensation Committee of the Board of Directors, or its designees. The 2010 Plan’s share reserve which the stockholders approved is 8,400,000 shares, plus any shares reserved but not issued pursuant to awards under the 2001 Plan as of the date of stockholder approval, plus any shares subject to outstanding awards under the 2001 Plan that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company, up to a maximum of 8,111,273 shares (which is the number of shares subject to outstanding options under the 2001 Plan as of March 11, 2010). Awards exercisable for 274,750 shares have been granted pursuant to the 2010 Plan.

On April 30, 2010, the Company’s Board of Directors granted an option to purchase 400,000 shares of the Company’s common stock, or the Inducement Grant, to Michael P. Miller, the Company’s new Senior Vice President and Chief Commercial Officer. The Inducement Grant was granted outside of the Company’s 2010 Plan and without stockholder approval pursuant to NASDAQ Listing Rule 5635(c)(4) and is subject to the terms and conditions of the Stand-Alone Stock Option Agreement between the Company and Michael P. Miller.

As of June 30, 2010, there were 8,794,089 shares subject to all options outstanding under all stock plans and 8,225,225 shares reserved for issuance under the 2010 Plan. Additionally, the average weighted exercise price of all outstanding options under all stock plans was $5.65 per share and the average weighted remaining term was 6.93 years.

18. SUBSEQUENT EVENTS

On July 15, 2010, the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA, or the Advisory Committee, voted against the following question: “Based on the current available data, do you believe the overall benefit-risk assessment of PHEN/TPM (QNEXA) is favorable to support its approval for the treatment of obesity in individuals with a BMI > 30 kg/m2 or > 27 kg/m2 with weight-related co-morbidities?” The three co-morbidities included hypertension, diabetes and dyslipidemia.

The vote from the Advisory Committee is a recommendation. The FDA will take the Committee’s recommendation into consideration during its review of the NDA and will make a determination. The FDA may or may not follow the Advisory Committee’s recommendation. The Company intends to work closely with the FDA leading up to the October 28, 2010 PDUFA date to address the labeling and safety questions raised during the Advisory Committee proceedings. The impact of the negative vote could delay or prevent regulatory approval or limit the commercial potential of Qnexa.

The Company has paid product and establishment fees for its marketed product, MUSE, for the fiscal year 2008 of $653,000 and for the fiscal year 2009 of $712,000. In July 2010, the Company was informed by the FDA that it would be receiving a refund of $180,000 for the fiscal year 2008 and $597,000 for the fiscal year 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward looking words or phrases such as “may,” “will,” “believe,” “expect,” “intend,” “anticipate,” “predict,” “should,” “planned,” “continue,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our history of losses and variable quarterly results; (2) substantial competition; (3) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (4) our reliance on sole source suppliers; (5) our limited sales and marketing efforts and our reliance on third parties; (6) failure to continue to develop innovative investigational drug candidates and drugs; (7) risks related to noncompliance with United States Food and Drug Administration, or the FDA, regulations; (8) our ability to demonstrate through clinical testing the safety and effectiveness of our clinical investigational drug candidates; (9) the timing of initiation and completion of clinical trials and submissions to the FDA; (10) uncertainties around the acceptance and ultimate approval of our New Drug Application, or NDA, for Qnexa® and any actions taken on behalf of regulatory authorities during the review process; (11) the volatility and liquidity of the financial markets; (12) our liquidity and capital resources; (13) our expected future revenues, operations and expenditures; (14) the negative vote of the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA, or the Advisory Committee, on Qnexa and the effect, if any, on the timing and approvability of the NDA for Qnexa; and (15) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Item 1A. Risk Factors.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

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

Recent Developments

On July 15, 2010 the Advisory Committee voted against the following question: “Based on the current available data, do you believe the overall benefit-risk assessment of PHEN/TPM (QNEXA) is favorable to support its approval for the treatment of obesity in individuals with a BMI > 30 kg/m2 or > 27 kg/m2 with weight-related co-morbidities?” The three co-morbidities included hypertension, diabetes and dyslipidemia.

The vote from the Advisory Committee is a recommendation. The FDA will take the Advisory Committee’s recommendation into consideration during its review of the NDA and will make a determination. The FDA may or may not follow the Advisory Committee’s recommendation. We intend to work closely with the FDA leading up to our October 28, 2010 PDUFA date to address the labeling and safety questions raised during the Advisory Committee proceedings. The impact of the negative vote could delay or prevent regulatory approval or limit the commercial potential of Qnexa. We expect to release the results of the one-year extension study, SEQUEL (OB-305) in the third quarter of 2010. This study enrolled over 650 patients, in a blinded fashion, from the CONQUER, OB-303 study. The SEQUEL study is designed to include each of the primary and secondary endpoints as measured in CONQUER including weight loss and changes in co-morbidities over a two-year period.

On June 7, 2010, we announced positive results from the Phase 3 REVIVE-Diabetes (TA-302) study, evaluating the safety and efficacy of the investigational drug avanafil for the treatment of erectile dysfunction (ED) in men with type 1 and type 2 diabetes. The REVIVE-Diabetes study met all three primary endpoints across the two doses studied by demonstrating statistically significant improvement in erectile function as measured by the Sexual Encounter Profile (SEP) and improvements in the International Index of Erectile Function (IIEF) score. The study also demonstrated a favorable side effect profile and successful intercourse (as measured by SEP 3) in as little as 15 minutes and beyond six hours after dosing, without any restrictions for food or alcohol intake.

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

We have funded operations primarily through private and public offerings of our common stock, through the sale of the rights to Evamist and through product sales of MUSE (alprostadil). We expect to generate future net losses due to increases in operating expenses as our various investigational drug candidates are advanced through the various stages of clinical development and for pre-commercialization activities. In connection with the sale of Evamist, we received to date an aggregate of $150 million. The sale of Evamist was a unique transaction. An initial $10 million was paid at closing and $140 million was paid upon the FDA’s approval of the Evamist NDA. These payments were non-refundable and were originally recorded as deferred revenue and were recognized as license and other revenue ratably over a 21.5-month period, from August 1, 2007 to May 15, 2009. All of the revenue deferred from the Evamist sale has been recognized. As of June 30, 2010, we have incurred a cumulative deficit of $275.6 million and expect to incur operating losses in future years.

Our Investigational Drug Candidates

Our investigational product pipeline includes two late-stage clinical drug candidates. One of these investigational products, Qnexa, has recently completed Phase 3 clinical trials for obesity and Phase 2 clinical trials for diabetes and obstructive sleep apnea. We submitted an NDA to the FDA for Qnexa in December 2009. A one-year extension study of patients from the CONQUER (OB-303) trial has also been conducted. The trial is complete and the results are expected before the end of the third quarter of 2010. Avanafil is currently in Phase 3 trials for erectile dysfunction and we announced data from one of these trials, REVIVE (TA-301), in November 2009.

Product	Indication	Status	Commercial rights

Qnexa (phentermine and topiramate CR)	Obesity	Phase 3 studies completed; NDA submitted	Worldwide

Qnexa (phentermine and topiramate CR)	Obstructive Sleep Apnea	Phase 2 study completed	Worldwide

Qnexa (phentermine and topiramate CR)	Diabetes	Phase 2 study completed	Worldwide

Avanafil (PDE5 inhibitor)	Erectile dysfunction	Phase 3 ongoing; Two Phase 3 studies completed	Worldwide license from Mitsubishi Tanabe Pharma Corporation (ex. certain Asian markets)

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

SEQUEL (0B-305) one-year extension study

We have also conducted a one-year extension study of a subset of patients who have completed the 56-week CONQUER study.  The SEQUEL study is a double-blind, placebo-controlled, 3-arm, prospective study across 36 centers comparing Qnexa to placebo over an additional 52-week treatment period. Patients in SEQUEL continued in a blinded fashion to receive the same treatment they were receiving when they completed the CONQUER study. The co-primary endpoints for this study are the differences between treatments in mean weight loss and percent weight loss from start of the OB-303 study (baseline) to the end of the treatment period (two-years). Secondary endpoints include the differences between treatments in the percentage of patients achieving weight loss of 5% and 10% and the change in waist circumference. Patients were asked to continue a hypocaloric diet representing a 500-calorie/day deficit and were advised to implement a simple lifestyle modification program.

SEQUEL enrolled approximately 650 obese or overweight patients with a BMI that equaled or exceeded 22 kg/m2 with controlled co-morbidities. There was no titration necessary for patients rolling over to OB-305 as they continued to receive treatment. Patients were followed for 52 weeks of treatment with patients continuing in their respective CONQUER treatment of once-a-day mid-dose Qnexa, full-dose Qnexa or placebo. This extension study was not required by the FDA nor did it need to be completed in support of the NDA for Qnexa for the treatment of obesity. The purpose of this study is to provide long-term safety and efficacy data to support the Marketing Authorization Application, or MAA, filing in Europe. The results of the SEQUEL study are expected before the end of the third quarter of 2010 and we are on track to file for approval of Qnexa in the EU by the end of 2010.

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

We have entered into a Master Services Agreement and related Task Orders with Medpace, Inc., or Medpace, pursuant to which Medpace will perform certain clinical research services in connection with the clinical trials for Qnexa. Our aggregate payment obligations under the agreement for services entered into during 2007 through 2010, out of pocket expenses and pass through costs totals approximately $80.1 million of which we have paid approximately $71.8 million through June 30, 2010. We have agreed to defend and indemnify Medpace against third party claims arising from the services other than claims resulting from Medpace’s negligence, willful misconduct, violation of law or material breach of the Master Service Agreement or a Task Order. We can terminate the agreement at any time without cause. Medpace may terminate the agreement following our material breach of the agreement that remains uncured.

On July 15, 2010 the Advisory Committee of the FDA voted against the following question: “Based on the current available data, do you believe the overall benefit-risk assessment of PHEN/TPM (QNEXA) is favorable to support its approval for the treatment of obesity in individuals with a BMI > 30 kg/m2 or > 27 kg/m2 with weight-related co-morbidities?” The three co-morbidities included hypertension, diabetes and dyslipidemia.

The vote from the Advisory Committee is a recommendation. The FDA will take the Advisory Committee’s recommendation into consideration during its review of the NDA and will make a determination. The FDA may or may not follow the Advisory Committee’s recommendation. We intend to work closely with the FDA leading up to our October 28, 2010 PDUFA date to address the labeling and safety questions raised during the Advisory Committee proceedings. The impact of the negative vote could delay or prevent regulatory approval or limit the commercial potential of Qnexa.

Qnexa for Obstructive Sleep Apnea

Obstructive sleep apnea, or OSA, is a condition in which patients momentarily pause or stop breathing altogether while sleeping. The pauses in breathing can occur frequently throughout the course of sleep. Sleep apnea is often undiagnosed and can lead to severe health problems and even death if left untreated. It is estimated that about 18 million people in the United States have obstructive sleep apnea. Currently, there are no approved pharmacologic treatments for OSA. Modafinil is approved for the treatment of residual daytime sleepiness associated with OSA, but does not specifically treat the sleep apnea condition.

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

Highlights of the study include:

•                            Patients treated with Qnexa for 28 weeks had a 69% reduction in the AHI;

•                            Qnexa treatment reduced the number of apnea/hypopnea events from a mean of 46 events per hour of sleep to 14—compared to placebo patients with a reduction from a mean 44 events per hour of sleep to 27 (ITT-LOCF p<0.001 active vs. placebo);

•                            Qnexa treated patients lost 10.2% body weight, or 23.8 lbs in 28 weeks—compared to 4.3% for placebo patients, or 10.4 lbs, (ITT-LOCF p<0.001 active vs. placebo);

•                            Systolic blood pressure was reduced by 15 mm Hg in the Qnexa group from a mean of 138 mm Hg at baseline (ITT-LOCF p<0.04 active vs. placebo); and

•                            Mean overnight blood oxygen saturation was significantly improved in Qnexa patients (p<0.014 active vs. placebo).

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

Pre-clinical and clinical data suggest that avanafil:

•                            is highly selective to PDE5, which we believe may result in a favorable side effect profile; and

•                            is fast-acting as compared to the current commercially available PDE5 inhibitors.

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

•                            There were no reported drug-related serious adverse events in the study; and

•                            Avanafil patients reported low rates of common PDE5i side effects (headache, flushing and upset stomach).

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

In June 2010, we announced results from the Phase 3 REVIVE-Diabetes (TA-302) study, evaluating the safety and efficacy of the investigational drug avanafil for the treatment of erectile dysfunction (ED) in men with type 1 and type 2 diabetes. The REVIVE-Diabetes study met all three primary endpoints across the two doses studied by demonstrating statistically significant improvement in erectile function as measured by the Sexual Encounter Profile (SEP) and improvements in the International Index of Erectile Function (IIEF) score. The study also demonstrated a favorable side effect profile and successful intercourse (as measured by SEP 3) in as early as 15 minutes and beyond six hours after dosing, without any restrictions for food or alcohol intake.

Highlights of the REVIVE-Diabetes study include:

•                            More than 60% of subjects on the 200 mg dose of avanafil had erections sufficient for intercourse (SEP2) at the end of treatment;

•                            Patients treated with 100 mg and 200 mg of avanafil improved their ability to have successful intercourse three and four fold, respectively, from the start of treatment;

•                            Treatment with avanafil improved erectile function in a dose-dependent manner with significant increases in the IIEF scores from the beginning of treatment through the end of treatment. Erectile function scores increased 41% and 45% for patients on the 100 mg and 200 mg doses, respectively, as compared to the placebo group with an increase of 17%; and

•                            The most commonly reported side effects in patients taking avanafil included headache, nasopharyngitis, flushing, sinus congestion, sinusitis and dyspepsia. There were no drug-related serious adverse events in the study.

The REVIVE-Diabetes study was a randomized, double-blind, placebo-controlled efficacy and safety study that evaluated two doses of avanafil in men with diabetes and a history of ED. The results of the phase 3 study showed:

Patients achieved an overall statistically significant improvement in erectile function, as measured by the Erectile Function Domain of the International Index of Erectile Function (IIEF). EF-Domain scores range from 0-30 and measure the severity of erectile dysfunction as follows: severe dysfunction is less than or equal to 10; moderate is 11-16; and mild/minimal is 17-25. Results of the study were:

	Baseline	End of Treatment
Placebo	11.3	13.2
Avanafil 100 mg	11.2	15.8	*
Avanafil 200 mg	11.9	17.3	**

*(p=0.002 100mg vs. placebo change from baseline)
**(p<0.001 200mg vs. placebo change from baseline)

Patients on avanafil had erections sufficient for penetration as measured by the Sexual Encounter Profile (SEP) question 2:

	Baseline	End of Treatment
Placebo	36%	42%
Avanafil 100 mg	32%	54	%*
Avanafil 200 mg	42%	63	%*

*(p<0.001 active vs. placebo change from baseline)

Patients taking avanafil experienced successful intercourse as measured by the SEP question 3:

	Baseline	End of Treatment
Placebo	10%	20%
Avanafil 100 mg	8%	34	%*
Avanafil 200 mg	8%	40	%*

*(p<0.001 active vs. placebo change from baseline)

The most commonly reported side effects in patients taking avanafil (all doses combined) included headache (7.8% vs. 1.5% placebo), nasopharyngitis (3.1% vs. 4.6% placebo), flushing (2.7% vs. 0% placebo), sinus congestion (1.9% vs. 0.8% placebo), sinusitis (1.9% vs. 0% placebo), and dyspepsia (1.6% vs. 0% placebo). No drug related serious adverse events were reported. The discontinuation rates for all patients enrolled were 15.4% placebo, 15.5% 100 mg, and 13.0% 200 mg.

REVIVE-Diabetes (TA-302) was a randomized, double-blind, placebo-controlled phase 3 study of avanafil in 390 men with ED as a result of their diabetes. On average patients had ED for at least six years and had diabetes for over 11 years. 76% of study participants had tried at least one other ED treatment. Patients underwent a four-week, non-treatment run-in period followed by 12 weeks of treatment with one of two doses of avanafil: 100 mg and 200 mg or placebo. Patients were instructed to attempt sexual intercourse approximately 30 minutes after taking the drug with no restrictions on food or alcohol consumption. The primary endpoints of the study were improvement in erectile function as measured by the Sexual Encounter Profile (SEP) and improvements in the EF-Domain of the IIEF score; secondary endpoints included patient satisfaction with erections and with sexual experience.

The Phase 3 program will include two additional studies. REVIVE-RP (TA-303) has commenced enrollment and will randomize up to 375 patients with ED following a radical prostatectomy. Patients undergo a four-week run-in period followed by 12 weeks of treatment. Patients are randomized to placebo or one of two dose levels of active drug. The primary endpoints of the study will be the same as those used in TA-301, namely, improvement in erectile function as measured by the Sexual Encounter Profile and the IIEF score. Patients are instructed to attempt sexual intercourse 30 minutes after taking avanafil, with minimal restrictions on food or alcohol consumption. REVIVE-RP will study two doses of avanafil: 100 mg and 200 mg.

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

In March of 2009, we initiated an open-label safety study (TA-314) evaluating the long-term safety and tolerability of avanafil as part of our development toward NDA submission. TA-314 is being conducted over one year in approximately 600 patients across 40 U.S. centers; patients completing either the 12-week REVIVE or REVIVE-Diabetes studies are eligible to participate in TA-314. Results of the study are expected to be available in the second half of 2010.

In total, it is estimated that the Phase 3 avanafil clinical program will enroll approximately 1,300 patients. We anticipate submitting an NDA with the FDA for avanafil in the first half of 2011.

We have entered into a Master Services Agreement and related Task Orders with Quintiles, Inc., or Quintiles, pursuant to which Quintiles will perform certain clinical research services in connection with the clinical trials for avanafil. Our aggregate payment obligations entered into during 2008 through 2010 under the agreement for services, out of pocket expenses and pass through costs totals approximately $28.4 million of which we have paid approximately $21.7 million through June 30, 2010. We have agreed to defend and indemnify Quintiles against third party claims arising from the services other than claims resulting from Quintiles’s negligence, willful misconduct, violation of law or material breach of the Master Service Agreement or a Task Order. We can terminate the agreement at any time without cause. Quintiles may terminate the agreement following our material breach of the agreement that remains uncured.

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

We have obtained the exclusive rights to patents, patent applications and other intellectual property related to MUSE through a series of license and assignment agreements with Alza Corporation, Ortho Pharmaceutical Corporation, Gene A. Voss, M.D. and Allen C. Eichler, M.D., Kjell Holmquist AB and Amsu, Ltd. These licenses and assignments are royalty bearing, requiring the Company to pay an aggregate of 2% of worldwide net sales, 1% of U.S. net sales and 1% of Canada sales of MUSE in royalties. Our obligations to pay royalties under the license and assignment agreements terminate upon a fixed date or the last to expire of the licensed or assigned patents under the agreements. Absent an extension by the issuance of any additional patents covered by the licenses, our royalty obligations are set to terminate in (1) January 2012 (2% of worldwide net sales), (2) July 2010 (1% of Canada net sales), and (3) March 2016 (1% of U.S. net sales). Either party to the agreements may terminate under certain limited circumstances, including material breach. In addition to our royalty obligations, we have agreed to defend and indemnify the licensors and assignors against third party claims arising from our use of the licensed or assigned patents, patent applications and other intellectual property. The aggregate royalties incurred were $783,000, $829,000 and $730,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Other than the royalty payments, we have no other material payment obligations under these license and assignment agreements.

MUSE remains as a legacy product for VIVUS.  In light of our focus on Qnexa and avanafil, we may explore strategic alternatives for MUSE including a joint venture, spin-off, sale or other transaction to maximize shareholder value.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

Revenue Recognition

Product Revenue:  Product sales are recognized as revenues when persuasive evidence of an arrangement exists, shipment has occurred, the sales price is fixed or determinable and collectability is reasonably assured.

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

These sales allowances are deducted from gross product revenues at the time such revenues are recognized along with the recording of a corresponding reserve, or liability. In making these estimates we take into consideration our historical information, current contractual and statutory requirements, shelf life of our products, estimated customer inventory levels and information received from outside parties. Significant judgments and estimates must be made and used in estimating the reserve balances in any accounting period. Our product sales allowances and reserves include:

•                  Product Returns: We have estimated reserves for product returns from wholesalers, hospitals and pharmacies in the United States in accordance with our product returns policy. Our returns policy allows product returns within the period beginning six months prior to and twelve months following product expiration. We sell one pharmaceutical product, MUSE, which is sold in four dosages. The 1,000 mcg and 500 mcg product has a 24-month shelf-life and, beginning in the fourth quarter of 2009, the 250 mcg and 125 mcg product has an 18-month shelf-life. As of June 30, 2010, the shipments of MUSE in the United States made in 2010, 2009, 2008 and a portion of the shipments in 2007 remain subject to future returns.

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

At December 31, 2007, our returns rate was increased from 6% to 6.5%, based upon an increasing trend of product returns. The returns rate of 6.5% has been used since December 31, 2007. The product returns reserve at June 30, 2010, covering the estimated returns exposure for product shipped in 2010, 2009, 2008 and a portion of 2007, was estimated at $2.9 million. This product returns reserve calculation is based upon the most recent information available, and we believe is reasonable and adequate to cover the estimated future credit memos to be issued for the return of prior sales of MUSE. Quarterly, we will continue to monitor the product returns experience and make adjustments to the product returns reserve, as appropriate.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of June 30, 2010, it was considered more likely than not that the Company’s deferred tax assets would not be realized.

As of June 30, 2010, we believed that the amount of the deferred tax assets recorded on our condensed consolidated balance sheet would not ultimately be recovered. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Inventories

Inventories are valued at the lower of cost or market. We record inventory reserves for estimated obsolescence, unmarketable or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write downs may be required. During the quarter ended September 30, 1998, we established significant reserves against our inventory to align with the then new estimates of expected future demand for MUSE. As of June 30, 2010, the remaining inventory reserve balance is $769,000 relating primarily to raw materials and components. In the first quarter of 2005, we determined that we likely would continue to use some portion of the fully reserved component parts inventory in production. In the third quarter of 2009, we determined that we would also likely use some portion of the fully reserved raw materials inventory. When we record inventory reserves, we establish a new, lower cost basis for the inventory for accounting purposes. Accordingly, to the extent that this fully reserved inventory was used in production in the six months ended June 30, 2010 and 2009, it was charged to cost of goods sold at a zero basis, which had a favorable impact on cost of goods sold. During the second quarter of 2009, a portion of our existing inventory of alprostadil exceeded its shelf life and was no longer usable in the manufacturing of MUSE. At that time, we increased our inventory reserves by $487,000 for this raw material. We subsequently disposed of this fully reserved raw material in the first quarter of 2010. We do not expect the loss of this material to impede our ability to meet the demand for MUSE.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At June 30, 2010, all cash equivalents are invested in money market funds and U.S. Treasury securities. These accounts are recorded at cost, which approximates fair value.

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

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, FSP SFAS 115-2 and SFAS 124-4, Recognition and Presentation of Other-than-Temporary Impairments (“FSP 115-2/SFAS 124-2”) and SAB Topic 5M, Accounting for Non-current Marketable Equity Securities, as codified in FASB ASC topic 320, Investments—Debt and Equity Securities, or ASC 320, provide guidance on determining when an investment is other-than-temporarily impaired. FSP 115-2/124-2 is effective for all periods ending after June 15, 2009 and provides additional guidance designed to create a greater clarity and consistency in accounting for and presenting impairment losses on securities. In reviewing our non-U.S. Government available-for-sale securities during the year ended December 31, 2009, we concluded that we intended to sell the debt securities before recovering their costs and consequently these securities were included in our assessment of other-than-temporarily impaired securities. For securities that are deemed to be other-than-temporarily impaired, the security is adjusted to fair value and the resulting losses are recognized in other-than-temporary loss on impaired securities in the condensed consolidated statements of operations.

During our quarterly impairment assessments, we determined that a decline in value of our U.S. Treasury securities was not other-than-temporary. Accordingly, we did not record any other-than-temporary impairment adjustments in the six months ended June 30, 2010. We include any non-cash impairment charges in other-than-temporary loss on impaired securities in the condensed consolidated statements of operations and other comprehensive income (loss).

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

We recorded $1.8 million and $3.7 million of share-based compensation expense for the quarter and six months ended June 30, 2010, respectively, and $1.2 million and $2.6 million of share-based compensation expense for the quarter and six months ended June 30, 2009, respectively. Share-based compensation expense is allocated among cost of goods sold and manufacturing, research and development and selling, general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.

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

These types of instruments have included certain corporate bonds, mortgage-backed securities and asset-backed securities. We have no Level 3 securities as of June 30, 2010. Level 3 is comprised of unobservable inputs that are supported by little or no market activity. These instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. Level 3 may still include some observable inputs such as yield spreads derived from markets with limited activity. Level 3 financial assets include securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair Value Measurements

As of June 30, 2010, our cash and cash equivalents and available-for-sale securities measured at fair value on a recurring basis totaled $174.8 million.

All of our cash and cash equivalents and available-for-sale securities are in cash, money market instruments and U.S. Treasury securities at June 30, 2010, and these are classified as Level 1. The valuation techniques used to measure the fair values of these financial instruments were derived from quoted market prices, as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exists.

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

We have evaluated the Deerfield financing in accordance with SFAS 167, Amendments to FASB Interpretation No. 46(R), as codified in FASB ASC topic 810, Consolidation, or ASC 810, and determined that the Deerfield Sub may constitute a Variable Interest Entity, or VIE; however, we also determined that we are not the primary beneficiary of this VIE at this time. The methodology used for determining the primary beneficiary of the VIE was based on which entity (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligations to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. While we determined that we met the power criterion, we did not meet the losses/benefit criterion. The Deerfield Affiliates will absorb 100% of the Deerfield Sub’s expected losses and receive 100% of its expected gains. Therefore, it was determined that we are not required to consolidate the Deerfield Sub at this time.

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

RESULTS OF OPERATIONS

Executive Overview

For the three months ended June 30, 2010, we reported a net loss of $22.8 million, or $0.28 net loss per share, as compared to a net loss of $13.2 million, or $0.19 net loss per share, during the same period in 2009. The increase in net loss in the second quarter of 2010 as compared to the second quarter of 2009 results from the completion of the recognition of the Evamist deferred revenue in 2009 and decreased research and development spending due to the completion of the Phase 3 clinical trials for Qnexa for the treatment of obesity, partially offset by increased selling, general and administrative expenses, primarily due to Qnexa pre-commercialization expenses.

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

Revenue. (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	2010 vs. 2009 (Decrease)	2010	2009	2010 vs. 2009 Increase/ (Decrease)
	(In thousands, except percentages)
United States product, net	$3,036	$3,368	(10)%	$4,138	$4,261	(3)%
International product	749	776	(3)%	1,263	1,069	18%
License and other revenue	115	10,581	(99)%	231	31,627	(99)%
Total revenues	$3,900	$14,725	(74)%	$5,632	$36,957	(85)%

Product revenues for the quarters ended June 30, 2010 and June 30, 2009, were $3.8 million and $4.1 million, respectively. In the six months ended June 30, 2010 and June 30, 2009, product revenues totaled $5.4 million and $5.3 million, respectively.

U.S. product revenues in the quarter and six months ended June 30, 2010 decreased as compared to the same periods in 2009. The decreases in product revenues for both periods as compared to the quarter and six months ended June 30, 2009, were primarily due to smaller quantities of U.S. units shipped partially offset by a nominal price increase for MUSE. In addition, in the six months ended June 30, 2009 revenue was partially offset by both an increase in the sales allowance for pricing discounts for certain government customers of $208,000 and the allowance of $95,000 for out-of-specification production identified in the first quarter 2009. The decrease in MUSE domestic shipments is a result of fluctuations in inventory levels at the wholesale level and is not indicative of any trend.

While international shipments increased in the three months ended June 30, 2010 as compared to the prior year period, international product revenue decreased slightly in the quarter ended June 30, 2010 as compared to the prior year quarter. This decrease in international product revenue is the result of incremental increases of $127,000 for the out-of-specification condition noted above for certain production lots of MUSE shipped and a $90,000 increase in our international pricing reserve due to a reduction in transfer prices resulting from the difference in currency exchange rates. If the exchange rate differences and lower transfer prices continue, our future international product revenue will continue to be negatively impacted. In the six months ended June 30, 2010 as compared to the prior year period, international revenue increased due to greater quantities of international shipments and an incremental decrease of $82,000 for the out-of-specification condition noted above for certain production lots of MUSE shipped, partially offset by an incremental increase of $100,000 in our international pricing reserve due to a reduction in transfer prices resulting from the difference in currency exchange rates.

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

While the demand for MUSE declined slightly in the six months ended June 30, 2010, we are not able to anticipate if our largest wholesaler customer will continue its historical pattern of making purchases in the fourth quarter that exceed expected quarterly demand. If our largest wholesaler customer does not repeat this pattern of purchasing quantities of MUSE that exceed quarterly demands, revenues from the sale of MUSE in 2010 may be lower as compared to 2009.

On March 30, 2007, we announced that we had entered into a definitive agreement with K-V, to transfer our assets and grant a sublicense of our rights under the Evamist Agreement to K-V, or the Transaction. In August 2008, we assigned all of our rights and obligations under the Evamist license agreement to K-V. The closing of the Transaction occurred on May 15, 2007 and on July 27, 2007 we received FDA approval of the Evamist NDA. An initial $10 million was paid at closing and $140 million was paid upon FDA approval. These payments were recorded as deferred revenue and have been recognized as revenue ratably over the 21.5-month term of the Improvement License, from August 1, 2007 to May 15, 2009. As a result, license and other revenue decreased in the first half of 2010 as compared to the same period last year.

Cost of goods sold and manufacturing. (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	2010 vs. 2009 Increase	2010	2009	2010 vs. 2009 (Decrease)
	(In thousands, except percentages)
Cost of goods sold and manufacturing	$2,904	$2,877	1%	$5,315	$5,480	(3)%

Cost of goods sold and manufacturing, or cost of goods sold, in the second quarter of 2010 increased $27,000, or 1%, to $2.9 million, as compared to $2.9 million for the first quarter of 2009. Cost of goods sold increased in the quarter ended June 30, 2010 as compared to the same period in 2009 primarily due to the increase in the number of units shipped. In the second quarter of 2009, we increased our alprostadil reserves by $487,000 for raw material which had exceeded its shelf life. This increase in cost of goods sold was offset by settlements in the second quarter 2009 with the supplier and insurance company totaling $408,000 related to the non-conformance of raw materials that occurred in the first quarter of 2008.

In the six months ended June 30, 2010 costs of goods sold decreased $165,000, or 3%, to $5.3 million, as compared to $5.5 million in the same period last year. Although there was a slight increase in product shipped in the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, cost of goods sold decreased slightly primarily due to $262,000 of fully reserved alprostadil that was subsequently used in production in the six months ended June 30, 2010.

We anticipate that cost of goods sold and manufacturing in 2010 will be similar to costs incurred in 2009.

Research and development. (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	2010 vs. 2009 (Decrease)	2010	2009	2010 vs. 2009 (Decrease)
	(In thousands, except percentages)
Research and development	$14,175	$20,258	(30)%	$24,398	$40,327	(39)%

Research and development expenses in the second quarter of 2010 decreased $6.1 million, or 30%, to $14.2 million, as compared to $20.3 million for the second quarter of 2009. In the second quarter of 2010, this decrease in spending was primarily due to decreases in Qnexa for obesity program spending of $6.6 million, avanafil spending of $262,000 and Qnexa for diabetes spending of $248,000 partially offset by net increases in other research and development expenses of $1 million, including a $573,000 adjustment for PDUFA fees for which we had previously anticipated FDA reimbursement. In July 2010, we were informed by the FDA that we would be receiving a refund in the amount of $777,000 for fiscal year 2008 and 2009 PDUFA fees paid, rather than the anticipated refund amount of $1.4 million.

In the six months ended June 30, 2010, research and development expenses decreased $15.9 million, or 39%, to $24.4 million, as compared to $40.3 million in the same period last year. This decrease was primarily due to decreases in obesity program spending of $14.7 million and avanafil spending of $1.6 million, partially offset by other net increases in R&D related spending of $383,000. In the six months ended June 30, 2010, we spent $3.6 million for services provided by one clinical research organization on the Qnexa Phase 3 studies and work related to the preparation of the NDA for avanafil, which represented 15% of our research and development expenses for the period. Separately, we spent another $4.2 million for services provided by another clinical research organization on the avanafil Phase 3 studies, which represented 17% of our research and development expenses for the first six months of 2010. In addition, we incurred $2.7 million for services provided by a third clinical research organization related to Phase I studies performed on our behalf, which represented 11% of our total research and development expenses for the period. Finally, we spent $3.5 million for clinical supplies and stability work performed by our sole-source manufacturer, which represented 14% of our total research and development expenses for the six months ended June 30, 2010.

We anticipate that our research and development expenses in 2010 will decline from costs incurred in 2009. The current remaining contractual obligation for payments to our primary contract research organization, or CRO, for the Phase 3 avanafil trials totals $5.4 million, which includes amounts in accrued research and clinical expenses as of June 30, 2010. The current remaining contractual obligation for payments to our primary CRO for the Phase 3 Qnexa for obesity trials totals $5.1 million, which also includes amounts in accrued research and clinical expenses as of June 30, 2010. There are likely to be additional research and development expenses related to avanafil and our other investigational drug candidates under development. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies. Regardless, if we are successful in obtaining FDA regulatory approval for any new investigational drug candidates being developed through our research and development efforts, we may not recognize any significant revenue from sales of such new products, if any, for at least a year or more due to the length of time required to develop investigational drug candidates into commercially viable products.

Selling, general and administrative.(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	2010 vs. 2009 Increase	2010	2009	2010 vs. 2009 Increase
	(In thousands, except percentages)
Selling, general and administrative	$8,234	$4,555	81%	$14,819	$9,966	49%

Selling, general and administrative expenses in the three months ended June 30, 2010 of $8.2 million increased $3.7 million, or 81% as compared to the three months ended June 30, 2009. In the quarter ended June 30, 2010, this increase is primarily due to Qnexa pre-commercialization expenses of $2.5 million, an incremental increase of $527,000 in non-cash share-based compensation, $275,000 in corporate legal expenses and other net increases in selling, general and administrative expenses totaling $390,000 (primarily incremental increases in facilities costs resulting from the expansion of our corporate offices, corporate consulting expenses partially due to the implementation of our new accounting software system and investor relations expenses), as compared to the quarter ended June 30, 2009.

In the six months ended June 30, 2010, selling, general and administrative expenses increased $4.9 million, or 49% to $14.8 million as compared to the same period in 2009. In the six months ended June 30, 2010, the increase is primarily due to Qnexa pre-commercialization expenses of $3.8 million, an incremental increase of $984,000 in non-cash share-based compensation and other net increases in selling, general and administrative expenses of $91,000, as compared to the six months ended June 30, 2009.

We anticipate that our selling, general and administrative expenses in 2010 will increase substantially compared to those in 2009 due to Qnexa pre-commercialization related expenses. The PDUFA date for Qnexa is October 28, 2010. As a result of the negative vote of the Advisory Committee on Qnexa, we may evaluate our spending on the pre-commercial activities for Qnexa ahead of the PDUFA date.

Interest income and expense.

Interest income for the quarter ended June 30, 2010 was $55,000, as compared to $818,000 for the quarter ended June 30, 2009 and $120,000 for the six months ended June 30, 2010, as compared to $1 million for the six months ended June 30, 2009. The decrease in interest income in the quarter and six months ended June 30, 2010 as compared to the same periods last year is primarily due to lower investment yields in the three and six months ended June 30, 2010 as compared to the same periods in 2009 and net realized gains of $554,000 and $297,000 in the three and six months ended June 30, 2009, respectively. There were no net realized gains in the three and six months ended June 30, 2010.

Interest expense for the quarter ended June 30, 2010 was $1.4 million as compared to $944,000 during the same period last year and $2.8 million for the six months ended June 30, 2010, as compared to $1.7 million for the six months ended June 30, 2009. The net increase in interest expense in the quarter and six months ended June 30, 2009 as compared to the same periods last year is primarily due to increased interest expense on the Deerfield financing.

There was no other-than-temporary loss on impaired securities in the three and six months ended June 30, 2010 as compared to $113,000 in the three months ended June 30, 2009 and $557,000 for the six months ended June 30, 2009. The $557,000 other-than-temporary loss primarily represents unrealized impairment losses recorded on securities that were classified as available-for-sale securities on our condensed consolidated balance sheet as of June 30, 2009. The majority of the other-than-temporary losses on impaired securities were recorded on securities obtained in late 2007 through the redemption-in-kind distribution from the Bank of America Columbia Strategic Cash Portfolio Fund. We no longer hold these securities in our portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Available-for-sale securities. Unrestricted cash, cash equivalents and available-for-sale securities totaled $174.8 million at June 30, 2010, as compared to $207 million at December 31, 2009. The decrease in cash, cash equivalents and available-for-sale securities of $32.2 million is the net result of cash used for operating activities partially offset by cash provided by investing and financing activities for the first six months of 2010. Included in these amounts is $1.3 million in net proceeds from common stock option exercises and ESPP purchases.

Since inception, we have financed operations primarily from the issuance of equity securities. Through June 30, 2010, we raised $405 million from financing activities, received $150 million from the sale of Evamist and had an accumulated deficit of $275.6 million at June 30, 2010.

At June 30, 2010, we had $11.5 million in cash and cash equivalents and $163.3 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities, in accordance with our investment policy. At June 30, 2010, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds that invest only in U.S. Treasury securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Accounts Receivable. Accounts receivable (net of allowance for doubtful accounts) at June 30, 2010 was $2.1 million, as compared to $7.3 million at December 31, 2009. The 71% decrease in the accounts receivable balance at June 30, 2010 is primarily due to the collection of the accounts receivable outstanding at December 31, 2009 and lower net sales in the quarter ended June 30, 2010 as compared with the fourth quarter of 2009. In the fourth quarter of 2009, our largest wholesaler customer made purchases that exceed expected quarterly demand. Currently, we do not have any significant concerns related to accounts receivable or collections.

Liabilities. Total liabilities were $41.4 million at June 30, 2010, or $1.9 million lower than at December 31, 2009. The change in total liabilities includes net decreases of $3.8 million in accounts payable, primarily due to the timing of payments, and $1 million in accrued chargeback reserve, primarily due to lower wholesaler inventory levels, partially offset by net increases of $2.6 million in accrued research and clinical expenses, primarily due to increases in avanafil related accruals in preparation for the NDA submission and obesity related accruals in preparation for the FDA Advisory Committee meeting, and $652,000 in accrued and other liabilities, primarily due to the timing of payments.

We have entered into a manufacturing agreement with a supplier to purchase alprostadil. As of June 30, 2010, our remaining commitment under this agreement is to purchase a minimum of $765,000 of product in 2011. Should our inventory of alprostadil exceed our future production needs, it may be necessary to write-off additional excess inventory.

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

Operating Activities. Our operating activities used $33.3 million of cash and $51.3 million of cash during the six months ended June 30, 2010 and 2009, respectively. During the first six months of 2010, our net operating loss of $41.6 million was offset by $3.7 million in non-cash share-based compensation expense, a $2.6 million increase in accrued research and clinical expenses, a $1.2 million decrease in prepaid expenses and other current assets, and a $5.2 million reduction in our accounts receivable, due to the collection of monies owed to us. These positive cash flows to our net operating loss were in turn offset by a $3.8 million decrease in accounts payable and a $1 million decrease in accrued chargeback reserve.

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

Investing Activities. Our investing activities provided $2.9 million and $6.3 million in cash during the six months ended June 30, 2010 and 2009, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities. Financing activities provided $1.2 million and $6.8 million during the six months ended June 30, 2010 and 2009, respectively. In the first six months of 2010, cash provided by financing activities included $1.1 million in net proceeds from the exercise of stock options and $215,000 from ESPP purchases, partially offset by $78,000 in principal payments under our notes payable. In the first six months of 2009, the cash provided by financing activities included $6.7 million in cash receipts from the Deerfield financing, $961,000 in proceeds from the exercise of stock options and $185,000 from ESPP purchases, partially offset by $1 million in principal payments under our notes payable.

On December 22, 2005, we purchased from our landlord our principal manufacturing facility, which was previously leased, for $7.1 million. The purchase price was funded in part by $3.3 million, which was being held by the landlord as cash collateral for renovations to the facility upon the termination of the lease and the remainder with cash. On January 4, 2006, we obtained a $5.4 million loan from Crown Bank, N.A., or Crown. The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for the Crown loan. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% for the first six months of 2010 and 2009, respectively.

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

On February 16, 2010, we filed a Form S-8 (File Number 333-164921) with the SEC registering 1,000,000 shares of common stock, par value $0.001 per share, under the 2001 Stock Option Plan, as amended.

On July 14, 2010, we filed a Form S-8 (File Number 333-168106) with the SEC registering 16,615,199 shares of common stock, par value $0.001 per share, to be issued pursuant to the 2010 Equity Incentive Plan, and registering 400,000 shares of common stock, par value $0.001 per share, to be issued pursuant to the Stand-Alone Stock Option Agreement with Michael P. Miller.

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

We may also be required to make further substantial expenditures if unforeseen difficulties arise in other areas of our business. In particular, our future capital and additional funding requirements will depend upon or be impacted by numerous factors, including:

•                  the negative vote of the Advisory Committee of the FDA on Qnexa and the effect, if any, on the timing and approvability of the NDA for Qnexa;

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

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2010 excluding amounts already recorded on our condensed consolidated balance sheet as accounts payable, and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. This table includes our enforceable and legally binding obligations and future commitments, as well as obligations related to all contracts that we are likely to continue, regardless of the fact that they were cancelable as of June 30, 2010. These do not include milestones and assumes non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating plans, which are subject to change:

	Payments Due by Period
Contractual obligations	Total	2010 (6 months)	2011-2013	2014-2015	Thereafter
	(in thousands)
Operating leases	$678	$339	$339	$—	$—
Manufacturing and other agreements	17,632	16,382	1,225	16	9
Clinical trials	17,355	15,507	1,848	—	—
Notes payable	20,077	79	15,802	441	3,755
Interest payable	7,212	2,524	2,390	607	1,691
Total contractual obligations	$62,954	$34,831	$21,604	$1,064	$5,455

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

Manufacturing Agreements

In November 2002, we entered into a manufacturing agreement to purchase alprostadil from a supplier beginning in 2003 and ending in 2008. In May 2007, we amended the terms of this agreement and our remaining commitment is to purchase a minimum total of $765,000 of product in 2011. In addition, we have entered into various other purchase commitments to support the manufacture of MUSE. The remaining commitments under these agreements totaled $773,000 at June 30, 2010.

Other Agreements

We have remaining commitments under various general and administrative services agreements totaling $2.8 million at June 30, 2010, including $1.3 million related to Leland F. Wilson’s Employment Agreement (see paragraph below). We have also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at June 30, 2010, our remaining commitment under these agreements totaled $9.1 million. We have entered into marketing promotion and related agreements for our erectile dysfunction product, MUSE. At June 30, 2010, our remaining commitment under the MUSE agreements totaled $1.1 million. In addition, we have entered into agreements related to the pre-commercialization of Qnexa for obesity. The remaining commitments under these agreements totaled $3 million at June 30, 2010.

On December 19, 2007, the Compensation Committee of the Board of Directors of the Company approved an employment agreement, or the Employment Agreement, with Leland F. Wilson, the Company’s President and Chief Executive Officer. The Employment Agreement includes salary, incentive compensation, retirement benefits and length of employment, among other items, as agreed to with Mr. Wilson. The Employment Agreement had an initial term of two years commencing on the effective date, June 1, 2007, or the Effective Date. On the second anniversary of the Effective Date, the Employment Agreement will automatically renew for an additional one-year term unless either party provides the other party with a notice of non-renewal. On January 23, 2009, the Compensation Committee approved an amendment to the Employment Agreement, or the Amendment, which amends the Employment Agreement. Pursuant to the Amendment, the initial term of the Employment Agreement was increased from two to three years commencing on June 1, 2007 and other relevant dates were also extended to reflect the three-year initial term. On June 1, 2010, the Employment Agreement was automatically renewed for an additional one-year term.

Clinical Trials

We have entered into various agreements with clinical consultants, investigators, clinical suppliers and clinical research organizations to perform clinical trial management and clinical studies on our behalf and, at June 30, 2010, our remaining commitment under these agreements totaled $17.4 million, which includes nearly all of the accrued research and clinical expenses of $5.1 million in the condensed consolidated balance sheet as of June 30, 2010. We make payments to these providers based upon the number of patients enrolled and the length of their participation in the trials. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

Notes Payable and Interest Payable

Crown Loan

On January 4, 2006, we obtained a $5.4 million mortgage loan from Crown. The land and buildings, among other assets, located at our principal MUSE manufacturing facility and a $700,000 Certificate of Deposit held by Crown serve as collateral for these Agreements. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal is due on February 1, 2016. The interest rate was 7.5% and 7.5% for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, we have a principal balance of $4.8 million remaining on the Crown loan.

We have included in the above table the estimated interest payments based upon current interest rates that we expect to make in accordance with the terms of the loan agreement. However, should we decide to prepay the loan, there would be a prepayment premium, in lieu of the interest payable in the above table, which would have been 1% at June 30, 2010 (the fifth year of the loan term).

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

In accordance with Emerging Issues Task Force Issue 88-18, Sale of Future Revenues, as codified in FASB ASC 605, the FARA transaction is in substance a financing arrangement, or loan that will be repaid by us. The minimum repayment amount would be $17 million, the amount of the unconditional put option held by Deerfield Affiliates, plus royalties paid on MUSE sales, and avanafil sales if approved, during the term of the agreement. Accordingly, we have recorded the advances from the Deerfield Affiliates, net of the $2 million option right payment and related fees and expenses, as a loan. We have received all of the required advances under the financing arrangement and recorded a loan of $17 million, the minimum amount owed under the FARA. The $17 million loan is lower than the contractual amounts owed if we exercise our call option of $23 million to $26 million, or if the Deerfield Affiliates require us to purchase the shares as a result of a Major Transaction (see Note 7: “Deerfield Financing”). Using the interest method under APB Opinion No. 21, Interest on Receivables and Payables, as codified in FASB ASC topic 835, Interest, subtopic 30, Imputation of Interest or ASC 835-30, interest on the loan will be calculated and recognized over three years, which is the estimated term of the loan based on the earliest date that the Deerfield Affiliates could require us to repay the amounts advanced. The Deerfield Affiliates will receive a quarterly payment based on net sales of MUSE. The above Contractual Obligations table includes estimated interest payable on the principal owing at June 30, 2010 from the Deerfield Financing based upon a 31% imputed effective interest rate whereas actual quarterly royalty payments are based upon a percentage of net MUSE sales at a rate substantially lower than the imputed effective interest rate used to calculate interest expense.

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

In November 2006, we were notified of certain claims by Acrux regarding the Luramist agreements. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to us related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. We asserted counterclaims against Acrux in the arbitration and sought the enforcement of our rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of VIVUS that we were in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that we were not in breach of the Luramist license agreement and that we had used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in our favor on our counter claim that Acrux had breached the Luramist license agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel ordered Acrux to turn over certain information to us that was previously withheld in violation of the agreement by Acrux. After the parties failed to agree on a new Outside Date by which we were to commence our first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. On March 30, 2010, we provided written notice to Acrux of our intent to terminate the Testosterone Agreement. On April 6, 2010, in connection with Acrux’s request for further briefing on the issue of damages in light of the our termination of the Testosterone Agreement, the Panel ordered the parties to enter into settlement discussions and to report back to the Panel no later than May 17, 2010 on whether a settlement had been reached. On May 6, 2010, the parties agreed to the terms of a settlement agreement and mutual release, or the Settlement Agreement, resolving any and all claims or potential claims in the arbitration and that may have or could have arisen from any case whatsoever, other than certain rights and obligations that survive the termination of the Testosterone Agreement or are required by the Settlement Agreement. Pursuant to the Settlement Agreement, we will transfer Luramist related assets to Acrux, including, clinical trial material, batch release documents, inventory of applicators, FDA correspondence, intellectual property and know-how and trademarks. In addition, we will cease our clinical study program for Luramist as part of the settlement. The parties will not exchange cash payments as a result of the settlement and termination of the Testosterone Agreement. The Panel will retain jurisdiction over the matter to enforce the terms of the Settlement Agreement.

Other

On October 16, 2001, we entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational drug development program for Qnexa for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to us with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, we have paid a total of $220,000 to Dr. Najarian through June 30, 2010 and have issued him options to purchase 40,000 shares of our common stock. We are obligated under the terms of the Assignment Agreement to make a milestone payment of $1 million and issue an option to purchase 20,000 shares of our common stock to Dr. Najarian upon marketing approval by the United States Food and Drug

Administration of a product for the treatment of obesity that is based upon the Combination Therapy and Patents. This assignment will require us to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that we decide not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined VIVUS as a part-time employee and currently serves as our Principal Scientist.

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

Market Risk and Interest Rate Risk

Our cash, cash equivalents and available-for-sale securities as of June 30, 2010 consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our board of directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates reduces the fair value of our available-for-sale securities at June 30, 2010 by approximately $427,000. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

There is ongoing concern in the credit markets regarding the value of a variety of mortgage-backed and auction rate securities and the resultant effect on various securities markets. In addition, continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession and fears of a possible depression. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many ways including making it more difficult for us to raise funds if necessary and may cause stock price volatility. Our investment policy, as approved by our board of directors, allows us to invest in cash, cash equivalents and available-for-sale securities that are not federally insured. Given the current economic instability, we cannot provide assurance that we will not experience losses on these investments.

We are also exposed to interest rate risk on the $4.8 million loan payable to Crown Bank, N.A. as of June 30, 2010. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. The interest rate was 7.5% and 7.5% for the six months ended June 30, 2010 and 2009, respectively.

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

The Company and Acrux Limited through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, were parties to the Testosterone Development and Commercialization Agreement dated February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covers the Company’s investigational product candidate, Luramist, which is licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to the Company related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. The Company asserted counterclaims against Acrux in the arbitration and sought the enforcement of the Company’s rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that it was in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that the Company was not in breach of the Luramist license agreement and that the Company has used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in favor of the Company on its counter claim that Acrux had breached the Luramist license agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel ordered Acrux to turn over certain information to the Company that was previously withheld in violation of the agreement by Acrux. After the parties failed to agree on a new Outside Date by which the Company was to commence its first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. On March 30, 2010, the Company provided written notice to Acrux of its intent to terminate the Testosterone Agreement. On April 6, 2010, in connection with Acrux’s request for further briefing on the issue of damages in light of the Company’s termination of the Testosterone Agreement, the Panel ordered the parties to enter into settlement discussions and to report back to the Panel no later than May 17, 2010 on whether a settlement had been reached. On May 6, 2010, the parties agreed to the terms of a settlement agreement and mutual release, or the Settlement Agreement, resolving any and all claims or potential claims in the arbitration and that may have or could have arisen from any case whatsoever, other than certain rights and obligations that survive the termination of the Testosterone Agreement or are required by the Settlement Agreement. Pursuant to the Settlement Agreement, the Company will transfer Luramist related assets to Acrux, including, clinical trial material, batch release documents, inventory of applicators, FDA correspondence, intellectual property and know-how and trademarks. In addition, the Company will cease its clinical study program for Luramist as part of the settlement. The parties will not exchange cash payments as a result of the settlement and termination of the Testosterone Agreement. The Panel will retain jurisdiction over the matter to enforce the terms of the Settlement Agreement.

In January 2009, a former employee filed a U.S. Equal Employment Opportunity Commission Claim. The Notice of Charge of Discrimination was vague as to the nature and scope of the claim, merely indicating that sex discrimination and retaliation under Title VII of the Civil Rights Act is alleged. Additionally, the Company received a letter from a former employee claiming California labor code violations in connection with the former employee’s recruitment and wrongful termination. The Company has fully investigated the charges by these former employees and believes that there is no merit to these charges and that it has meritorious defenses to such charges. The Company believes the employees have no claim to additional compensation or benefits. Due to the current economic downturn, former employees may be more likely to file employment-related claims. Although there may be no merit to such claims, the Company may be required to allocate additional monetary and personnel resources to defend against these types of allegations in the future.

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

We have submitted our NDA for Qnexa for the treatment of obesity to the FDA for approval. On July 15, 2010 the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA, or the Advisory Committee, voted against the following question: “Based on the current available data, do you believe the overall benefit-risk assessment of PHEN/TPM (QNEXA) is favorable to support its approval for the treatment of obesity in individuals with a BMI > 30 kg/m2 or > 27 kg/m2 with weight-related co-morbidities?” The three co-morbidities included hypertension, diabetes and dyslipidemia. The vote from the Advisory Committee is a recommendation. The FDA will take the Advisory Committee’s recommendation into consideration during its review of the NDA and will make a determination. The impact of the Advisory Committee’s negative vote could delay or prevent regulatory approval or limit the commercial potential of Qnexa.

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

We have previously announced results from two pivotal Phase 3 clinical trials for safety and efficacy of our most advanced investigational drug candidate, Qnexa, and we continue to analyze the data collected in these trials. In addition, the briefing documents prepared by us and the FDA ahead of the Advisory Committee meeting, as well as materials used during that meeting, have been made available to the public. The meeting materials contain information not previously disclosed to the public. Results of an extension study, OB-305 are expected in the third quarter of 2010. Consequently, it is possible that further analysis of this information and other data on Qnexa may yield information or suggest conclusions not yet known that may negatively impact our ability to obtain regulatory approval for Qnexa as a treatment for obesity, market acceptance, investor perception or safety profile.

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

Qnexa is our proprietary capsule formulation investigational drug candidate containing the active ingredients phentermine and topiramate. Phentermine was approved for the short-term treatment of obesity by the FDA in 1959. Topiramate is approved for seizures (1996) and migraine prevention (2004). Published studies on topiramate reported that topiramate treatment produced weight loss. By combining these compounds, Qnexa attempts to simultaneously address excessive appetite and a high threshold for satiety, the two main mechanisms believed to impact eating behavior. Although we believe Qnexa affects the two major causes of overeating, excessive hunger and the inability to feel satisfied, we may not be correct in our assessment of the impact the combination of these two ingredients may have on weight loss or their mechanism of action. Earlier studies with Qnexa were completed using a twice-a-day dose. The twice-a-day dose and timing of the administration of the active ingredients was determined by the inventor through the treatment of patients in his private practice. We used a once-a-day formulation in our completed Phase 3 studies of Qnexa. We have completed various pharmacokinetic studies of the once-a-day formulations to characterize the pharmacokinetic profile of the once-a-day formulation of Qnexa. The FDA has also asked us to study the effects of a lower dose of Qnexa, which we did in the Phase 3 obesity trials. The recent Advisory Committee meeting on Qnexa has suggested areas that may need further review by the FDA prior to approval. While we believe we can adequately address the issues raised by the Advisory Committee with the currently available data, the data from the OB-305 extension study or information generated in post-approval studies, if any, there can be no assurance that we will be successful in obtaining or maintaining regulatory approval for Qnexa.

We may be required to demonstrate through large, long-term outcome trials that our investigational drug candidates are safe and effective for use in a broad population prior to obtaining regulatory approval. We are proposing a cardiovascular outcome study post-approval for Qnexa. In addition, we are proposing the use of the pregnancy registry for Qnexa patients post-approval as well.  There is typically a high rate of attrition from the failure of investigational drug candidates proceeding through clinical trials. If any of our investigational drug candidates fail to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays in, or may decide to abandon development of, that investigational drug candidate. If we abandon or are delayed in our development efforts related to any of our investigational drug candidates, we may not be able to generate sufficient revenues to continue our operations and clinical studies at the current level or become profitable. Our reputation in the industry and in the investment community would likely be significantly damaged. It may not be possible for us to complete financings, and our stock price would likely decrease significantly.

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

Side effects caused by our investigational drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. The most common side effects reported in the first Phase 3 study of avanafil were headache, flushing and nasal congestion. The most common side effects reported in our Phase 3 trials of Qnexa were paresthesia (tingling of the extremities), dry mouth, altered taste, headache and constipation. In addition, the constituent drugs of Qnexa each has its own side effect profile that is included in its current product label. If Qnexa is approved by the FDA, we would anticipate that the label would, at a minimum, include the side effect profiles of each of the constituent drugs. We also expect the label to include warnings on use in pregnant or nursing mothers. While the constituent drugs that make up Qnexa have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Qnexa, to date, the combination of these constituent drugs has not received regulatory approval. While we believe our Phase 3 Qnexa clinical trials have generated sufficient safety and efficacy data, the approvability and eventual labeling of Qnexa will be determined by the FDA. For example, in 2007, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA reviewed another company’s obesity drug candidate, rimonabant, and determined not to recommend approval of the drug candidate to the FDA, based on concerns regarding the safety profile of that drug candidate in particular, depression, suicidality and seizures.

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

•                  prescribing physicians may be requested to complete certain education programs on the drugs and their intended use;

•                  patient access to the drug may be limited to certain populations and patients may be requested to provide certain information prior to receiving their new or refill prescription;

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

We have in-licensed all or a portion of the rights to our investigational drug candidates from third parties. If we default on any of our material obligations under those licenses, we could lose rights to our investigational drug candidates.

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

For example, VIVUS and Acrux Limited through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, were parties to the Testosterone Development and Commercialization Agreement dated February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covers our investigational product candidate, Luramist, which is licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to us related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. We asserted counterclaims against Acrux in the arbitration and sought the enforcement of our rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that we were in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that we have used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in our favor on our counter claim that Acrux had breached the Testosterone Agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel ordered Acrux to turn over certain information to us that was previously withheld in violation of the Testosterone Agreement by Acrux. After the parties failed to agree on a new Outside Date by which we were to commence our first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. On March 30, 2010, we provided written notice to Acrux of our intent to terminate the Testosterone Agreement. On April 6, 2010, in connection with Acrux’s request for further briefing on the issue of damages in light of the our termination of the Testosterone Agreement, the Panel ordered the parties to enter into settlement discussions and to report back to the Panel no later than May 17, 2010 on whether a settlement had been reached. On May 6, 2010, the parties agreed to the terms of a settlement agreement and mutual release, or the Settlement Agreement, resolving any and all claims or potential claims in the arbitration and that may have or could have arisen from any case whatsoever, other than certain rights and obligations that survive the termination of the Testosterone Agreement or are required by the Settlement Agreement. Pursuant to the Settlement Agreement, we will transfer Luramist related assets to Acrux, including, clinical trial material, batch release documents, inventory of applicators, FDA correspondence, intellectual property and know-how and trademarks. In addition, we will cease our clinical study program for Luramist as part of the settlement. The parties will not exchange cash payments as a result of the settlement and termination of the Testosterone Agreement. The Panel will retain jurisdiction over the matter to enforce the terms of the Settlement Agreement. Although we have now returned the rights to Luramist to Acrux and resolved the arbitration, there can be no assurance that Acrux will not pursue legal action against us for any of our continued obligations under the settlement or the provisions of the Testosterone Agreement that survive the termination. The monetary and disruption costs of this arbitration have been significant despite the favorable rulings by the Panel.

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

The majority of our agreements with third parties contain termination clauses which provide for cancellation or termination of the agreement under certain circumstances. We may decide to terminate our agreements with third parties for business or other reasons at any time. For example, we have entered into contractual agreements for services in anticipation of the launch of Qnexa. Although we may terminate these or any other agreements, we could be subject to continued costs or obligations under the terminated agreements.

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

On July 15, 2010 the Advisory Committee voted against the following question: “Based on the current available data, do you believe the overall benefit-risk assessment of PHEN/TPM (QNEXA) is favorable to support its approval for the treatment of obesity in individuals with a BMI > 30 kg/m2 or > 27 kg/m2 with weight-related co-morbidities?” The three co-morbidities included hypertension, diabetes and dyslipidemia. The vote from the Advisory Committee is a recommendation. The FDA will take the Advisory Committee’s recommendation into consideration during its review of the NDA and will make a determination. The impact of the negative vote could delay or prevent regulatory approval or limit the commercial potential of Qnexa. In addition, the disclosure of the background materials prepared by us and the FDA in preparation for the Advisory Committee meeting and the subsequent negative vote of the Advisory Committee on Qnexa has lead to increased volatility in our stock price.

In July 2008, an FDA advisory committee discussed the role of cardiovascular outcomes assessment in the pre-approval and post-approval settings for drugs and biologics developed for the treatment of type 2 diabetes mellitus. The advisory committee recommended that sponsors conduct a long-term cardiovascular trial or to provide other equivalent evidence to rule out an unacceptable cardiovascular risk. The FDA has since published a guidance document in December 2008 for the evaluation of cardiovascular risk in new antidiabetic therapies specifically for the treatment of type 2 diabetes. In general, the FDA recommends that sponsors should compare the incidence of important cardiovascular events occurring with the antidiabetic investigational agent to the incidence of the same type of events with the control group to estimate the relative risk of the investigational antidiabetic agent. This may be accomplished by either conducting an integrated analysis (meta-analysis) of the Phase 2 and Phase 3 studies, if the investigational drug was in late-stage development at the time the December 2008 guidance was published, or conduct a single, large, prospective long-term cardiovascular safety outcomes study prior to NDA submission. A long-term cardiovascular study would take several years to complete and would require resources that may be beyond our current capabilities. Qnexa, in development for diabetes is subject to this recommendation. The FDA, however, has neither required a meta-analysis of the Qnexa Phase 2 and 3 data, nor a prospective long-term cardiovascular safety outcomes study to be performed for Qnexa as a treatment for obesity. There can be no assurance, however, that the FDA would not in the future require us to perform a cardiovascular safety outcomes study, pre- or post-approval, for Qnexa as a treatment for obesity. The FDA has notified healthcare professionals that the review of data from a post-approval outcomes trial of an anti-obesity agent, subutramine, indicates an increased risk of heart attack and stroke in patients with a history of cardiovascular disease. Based on the serious nature of the review findings, the FDA requested, and the manufacturer agreed, to add a new contraindication to the sibutramine drug label stating that sibutramine is not to be used in patients with a history of cardiovascular disease. We have no reason to believe Qnexa would be subject to the same requirements. If we are required to complete a long-term cardiovascular safety outcomes study for Qnexa, the ultimate approval may be delayed for several years and the overall cost of the program will significantly increase.

In June 2007, an FDA advisory committee recommended against approval of rimonabant, an oral obesity treatment targeting the CB1 receptor system being developed by another company. Rimonabant was a centrally acting drug that reduces patients’ desire to eat. The advisory committee expressed concerns about the impact of the drug on depressed patients and also expressed concerns about patients having thoughts about suicide. In addition, concerns about rimonabant’s mechanism of action and interference with the CB1 receptor pathway were also voiced. The company withdrew its NDA for rimonabant shortly after the advisory committee meeting. Although the active ingredients in Qnexa have been previously approved by FDA at higher doses for other indications, it is a centrally acting drug that may increase the risk of psychiatric side effects such as depression and/or suicidal ideation.

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

If one of our investigational drug candidates is approved by the FDA or by another regulatory authority for a territory outside of the United States, we will be required to comply with extensive regulations for drug manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the investigational drug candidates or who and how we may distribute our products. Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a product’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Qnexa, if any, may include restrictions on use, including restrictions based on child-bearing potential or pregnancy status, level of obesity and duration of treatment or a boxed warning related to concerns regarding antidepressants, antiepileptics or otherwise. The FDA may also require the distribution of a Medication Guide to patients outlining the increased risk of suicidal thinking or behavior in children and adolescents or other populations. The FDA could also require a registry to track the patients utilizing the product or implement a risk evaluation mitigation strategy, or REMS, that could restrict access to the drug.

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

Even if our investigational drug candidates obtain regulatory approval, those drugs may not gain market acceptance among physicians, patients, healthcare payers or the medical community. Coverage and reimbursement of our investigational drug candidates by third-party payers, including government payers, generally is also necessary for optimal commercial success. We believe that the degree of market acceptance and our ability to generate revenues from such drugs will depend on a number of factors, including:

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

•                  patient access programs that require patients to provide certain information prior to receiving new and refill prescriptions;

•                  requirements for prescribing physicians to complete certain educational programs for prescribing products;

•                  the willingness of patients to pay out of pocket in the absence of third-party coverage; and

•                  product labeling or product insert requirements of the FDA or other regulatory authorities.

If approved, our investigational drug candidates may fail to achieve market acceptance or generate significant revenue to achieve or sustain profitability. In addition, our efforts to educate the medical community and third-party payers on the benefits of our investigational drug candidates may require significant resources and may never be successful.

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

As a manufacturer of pharmaceuticals, even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payers, certain federal and state healthcare laws and regulations pertaining to fraud, abuse and patients’ rights are and will be applicable to our business. We are subject to healthcare fraud, abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, but are not limited to:

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

•                  federal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payers that are false or fraudulent, and which may apply to entities like us that provide coding and billing advice to customers or promoting our commercial products for “off-label” use;

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

While the demand for MUSE declined slightly in the six months ended June 30, 2010, we are not able to anticipate if our largest wholesaler customer, McKesson Corporation, will continue its historical pattern of making purchases in the fourth quarter that exceed expected quarterly demands. If McKesson Corporation does not repeat this pattern of purchasing quantities of MUSE that exceed quarterly demands, revenues from the sale of MUSE in 2010 may be lower as compared to 2009.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our investigational drug candidates. Our competitors may also develop drugs or surgical approaches that are more effective, more useful and less costly than ours and may also be more successful in manufacturing and marketing their products. In addition, our competitors may be more effective in commercializing their products. We currently outsource our manufacturing and therefore rely on third parties for that competitive expertise. There can be no assurance that we will be able to develop or contract for these capabilities on acceptable economic terms, or at all. The tentative dates for review by the Endocrinologic and Metabolic Advisory Committee for lorcaserin and Contrave are September 16, 2010 and December 7, 2010, respectively. The outcome of these meetings, including the recommendation or lack of recommendation and the disclosure of information contained in the meeting materials prepared by the sponsors and the FDA, prior to or during the meeting, may have an adverse impact on us.

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

In the ordinary course of business we may become involved in lawsuits and subject to various claims from current and former employees including wrongful termination, sexual discrimination, retaliation, hostile work environment and other employment-related matters. We are currently a party to a lawsuit involving a former employee. We have also been named as a potential defendant in a complaint filed by a former employee. We have investigated each of the claims and believe the allegations have no merit and that we have meritorious defenses to any such allegations. Due to the current economic downturn, former employees may be more likely to file employment-related claims. Employment-related claims also appear more likely following a poor performance review. Although there may be no merit to such claims or legal matters, we may be required to allocate additional monetary and personnel resources to defend against these type of allegations.

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

Any adverse changes in reimbursement procedures by government and other third party payers may limit our ability to market and sell our products or limit our product revenues and delay profitability.

In the United States and elsewhere, sales of pharmaceutical products are dependent, in part, on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. Some third party payer benefit packages restrict reimbursement or do not provide coverage for specific drugs or drug classes. While a large percentage of prescriptions in the United States for MUSE have been reimbursed to some extent by third party payers since our commercial launch in January 1997, there can be no assurance that our products will be considered cost effective and that reimbursement to the consumer will continue to be available or sufficient to allow us to sell our products on a competitive basis.

In addition, certain healthcare providers are moving towards a managed care system in which such providers contract to provide comprehensive healthcare services, including prescription drugs, for a fixed cost per person. We are unable to predict the reimbursement policies employed by third party healthcare payers. Furthermore, reimbursement for MUSE could be adversely affected by changes in reimbursement policies of governmental or private healthcare payers.

The healthcare industry is undergoing fundamental changes that are the result of political, economic and regulatory influences. The levels of revenue and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payers to contain or reduce healthcare costs through various means. Reforms that have been and may be considered include mandated basic healthcare benefits, controls on healthcare spending through limitations on the increase in private health insurance premiums and the types of drugs eligible for reimbursement and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes to the healthcare delivery system. These proposals include measures that would limit or prohibit payments for some medical treatments or subject the pricing of drugs to government control and regulations changing the rebates we are required to provide. These changes could impact our ability to maximize revenues in the Federal marketplace. In addition, health care reform legislation could affect the prices of MUSE or our investigational drug candidates under certain health care programs. These proposals include expanding the 340B drug pricing program to allow additional types of health care providers to purchase drugs at significant discounts and to require those discounts on inpatient drugs as well, increasing the minimum Medicaid drug rebate percentage, expanding Medicaid rebate liability to drugs purchased under Medicaid managed care contracts, increasing the Medicaid rebate on new formulations of existing drugs, and requiring Medicaid rebates to be paid on drugs provided to certain enrollees in the Medicare Part D prescription drug benefit. Due to uncertainties regarding the outcome of healthcare reform initiatives and their enactment and implementation, we cannot predict which, if any, of the reform proposals will be adopted or the effect such adoption may have on us. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of government healthcare or third party reimbursement programs will not have a material adverse effect on us. Healthcare reform is also under consideration in other countries where we currently or intend to market our product.

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

Both of the active ingredients in Qnexa, phentermine and topiramate are available as generics. Based on the research we have completed to date, we are unable to determine whether Qnexa, if approved, will be subject to reimbursement or at what level reimbursement may occur. The exact doses of the active ingredients in the final formulation of Qnexa will be different than those currently available. State pharmacy law prohibits pharmacists from substituting drugs with differing doses and formulations. The safety and efficacy of Qnexa is highly dependent on the titration, dosing and formulation, which we believe could not be easily duplicated, if at all, with the use of generic substitutes. However, there can be no assurance that we will be able to provide for optimal reimbursement of Qnexa for obesity or any other indication, if approved, from third party payers or the United States government. Furthermore, there can be no assurance that healthcare providers would not actively seek to provide patients with generic versions of the active ingredients in Qnexa in order to treat obesity at a potential lower cost.

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

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least into 2011. However, we anticipate that we will be required to obtain additional financing to fund the development of our research and development pipeline in future periods as well as to support the possible launch of any approved products. Our future capital requirements will depend upon numerous factors, including:

•                  the negative vote of the Advisory Committee on Qnexa and the effect, if any, on the timing and approvability of the NDA for Qnexa;

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

We have invested significant resources in the clinical development of Qnexa. We are planning for and investing significant resources now in preparation for application for marketing approval and planning for manufacture of commercial supply and sales and marketing. Our engagement in these resource-intensive activities puts significant investment at risk if we do not obtain regulatory approval and successfully commercialize Qnexa in the United States. On July 15, 2010 the Advisory Committee voted against the following question: “Based on the current available data, do you believe the overall benefit-risk assessment of PHEN/TPM (QNEXA) is favorable to support its approval for the treatment of obesity in individuals with a BMI > 30 kg/m2 or > 27 kg/m2 with weight-related co-morbidities?” The three co-morbidities included hypertension, diabetes and dyslipidemia. The vote from the Advisory Committee is a recommendation. The FDA will take the Advisory Committee’s recommendation into consideration during its review of the NDA and will make a determination. The impact of the negative vote could delay or prevent regulatory approval or limit the commercial potential of Qnexa. There is no assurance that our development of Qnexa will lead successfully to regulatory approval, or that obtaining regulatory approval will lead to commercial success. If Qnexa is not approved for commercial sale or if its development is delayed for any reason, our full investment in Qnexa may be at risk, we may be forced to write-off existing inventory, face significant costs to dispose of unusable inventory, and our business and financial condition would be materially adversely affected.

The investment of our cash balance and our available-for-sale securities are subject to risks which may cause losses and affect the liquidity of these investments.

At June 30, 2010, we had $11.5 million in cash and cash equivalents and $163.3 million in available-for-sale securities. While at June 30, 2010 our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by the Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

We have an accumulated deficit of $275.6 million as of June 30, 2010 and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $275.6 million for the period from our inception through June 30, 2010, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

We believe we are due a refund of approximately $1.6 million pursuant to Section 736(d)(1)(C) of the Federal Food, Drug and Cosmetic Act, or FDC Act from the FDA for product and establishment fees paid in 2008. 2009 and 2010 on the basis that the fees paid exceed the anticipated present and future costs incurred by the FDA in conducting the process for the review of human drug applications for VIVUS, Inc. To date, we have collected $1.3 million from the FDA. In July 2010, we were informed by the FDA that we would be receiving a refund of $180,000 for the fiscal year 2008 and $597,000 for the fiscal year 2009. We believe that we will collect these remaining refund amounts from the FDA; however, should we be unable to collect on these claims, we will be required to reverse all or some part of these remaining receivables.

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

The market price of our common stock has been volatile and is likely to continue to be so. The market price of our common stock may fluctuate due to factors including, but not limited to:

•                  the negative vote of the Advisory Committee on Qnexa;

•                  the ongoing FDA review of our NDA for Qnexa for obesity;

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

•                  the outcome of the Financial Industry Regulatory Authority, or FINRA, review of trading surrounding the July 16, 2010 public announcement of the negative vote of the Advisory Committee on Qnexa ;

•                  the outcome of the SEC response to the FINRA referral of its review of trading surrounding the September 9, 2009 announcement of positive results from the EQUIP (OB-302) and CONQUER (OB-303) studies evaluating the safety and efficacy of Qnexa;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The list of Exhibits as required by Item 601 of Regulation S-K.

A. EXHIBITS:

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(4)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated August 2, 2010, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated August 2, 2010, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-K filed with the Commission on April 30, 2010.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.

(5)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2010	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Senior Vice President, Finance and Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(4)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated August 2, 2010, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated August 2, 2010, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-K filed with the Commission on April 30, 2010.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.

(5)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.