Form 10-Q
period 2010-09-30
VIVUS INC
filed 2010-11-09
CIK 881524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2010

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

At October 27, 2010, 81,205,980 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30 2010	December 31 2009*
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$29,036	$40,533
Available-for-sale securities	129,162	166,241
Inventories	1,803	—
Prepaid expenses and other assets	2,306	3,968
Current assets of discontinued operations	7,786	12,620
Total current assets	170,093	223,362
Property, plant and equipment, net	240	290
Non-current assets of discontinued operations	5,595	6,380
Total assets	$175,928	$230,032
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,677	$8,082
Accrued research and clinical expenses	4,283	2,426
Accrued employee compensation and benefits	2,580	2,465
Accrued and other liabilities	3,542	2,000
Current liabilities of discontinued operations	5,330	7,537
Total current liabilities	20,412	22,510

Notes payable-net of current portion	15,255	15,255
Non-current liabilities of discontinued operations	5,068	5,541
Total liabilities	40,735	43,306

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 200,000 shares authorized; 81,206 and 80,607 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	81	81
Additional paid-in capital	428,703	420,708
Accumulated other comprehensive income (loss)	23	(3)
Accumulated deficit	(293,614)	(234,060)
Total stockholders’ equity	135,193	186,726
Total liabilities and stockholders’ equity	$175,928	$230,032

*     Derived from audited consolidated financial statements filed in the Company’s 2009 Annual Report on Form 10-K.

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (In thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2010	2009	2010	2009

Revenue:
License and other revenue	$—	$—	$—	$31,395

Operating expenses:
Research and development	10,091	17,149	33,878	57,398
General and administrative	6,747	3,447	18,661	10,398
Total operating expenses	16,838	20,596	52,539	67,796

Loss from operations	(16,838)	(20,596)	(52,539)	(36,401)

Interest (expense) income:
Interest income	57	655	172	1,670
Interest expense	(1,380)	(1,175)	(3,974)	(2,645)
Other-than-temporary loss on impaired securities	—	(97)	—	(654)
Total interest (expense) income	(1,323)	(617)	(3,802)	(1,629)

Loss from continuing operations before provision for income taxes	(18,161)	(21,213)	(56,341)	(38,030)

Provision for income taxes	(1)	(1)	(1)	(1)

Loss from continuing operations	(18,162)	(21,214)	(56,342)	(38,031)

Discontinued operations:
Income (loss) from discontinued operations	187	150	(3,192)	(3,040)
Provision for income taxes	(4)	(2)	(20)	(8)
Income (loss) from discontinued operations	183	148	(3,212)	(3,048)

Net loss	$(17,979)	$(21,066)	$(59,554)	$(41,079)

Basic and diluted net loss per share:
Continuing operations	$(0.22)	$(0.30)	$(0.70)	$(0.55)
Discontinued operations	0.00	0.00	(0.04)	(0.04)
Net loss per share	$(0.22)	$(0.30)	$(0.74)	$(0.59)

Shares used in per share computation:
Basic	81,172	70,942	80,926	70,149
Diluted	82,966	73,324	80,926	70,149

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(56,342)	$(38,031)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Depreciation	101	54
Net realized gain on investments	—	(828)
Other-than-temporary loss on impaired securities	—	654
Share-based compensation expense	4,827	3,148
Changes in assets and liabilities:
Inventories	(1,803)	—
Prepaid expenses and other assets	1,663	156
Accounts payable	(3,405)	(9,050)
Accrued research and clinical expenses	1,857	(967)
Accrued employee compensation and benefits	115	458
Accrued and other liabilities	1,542	1,499
Deferred revenue	—	(31,395)
Net cash used in operating activities from continuing operations	(51,445)	(74,302)
Net cash provided by (used in) operating activities from discontinued operations	656	(1,884)
Net cash used in operating activities	(50,789)	(76,186)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(51)	(47)
Investment securities purchases	(163,645)	(109,629)
Proceeds from sale/maturity of securities	200,750	133,638
Net cash provided by investing activities from continuing operations	37,054	23,962
Net cash used in investing activities from discontinued operations	(52)	(199)
Net cash provided by investing activities	37,002	23,763

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	—	10,000
Payments of notes payable	—	(956)
Net proceeds from exercise of common stock options	2,192	2,292
Sale of common stock through employee stock purchase plan	215	185
Net proceeds from issuance of common stock	—	102,708
Net cash provided by financing activities from continuing operations	2,407	114,229
Net cash used in financing activities from discontinued operations	(117)	(108)
Net cash provided by financing activities	2,290	114,121

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,497)	61,698
CASH AND CASH EQUIVALENTS:
Beginning of period	40,533	66,121
End of period	$29,036	$127,819

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Management has evaluated all events and transactions that occurred after September 30, 2010 up through the date these condensed consolidated financial statements were filed. Refer to Note 20: “Subsequent Events” for further discussions. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009, as filed on March 10, 2010 with the Securities and Exchange Commission, or SEC. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current year’s presentation. On November 5, 2010 the Company completed the sale of MUSE®. As discussed in Note 3: “Discontinued Operations”, the results of operations, the assets and the liabilities related to MUSE have been accounted for as discontinued operations in accordance with FASB ASC topic 205, Discontinued Operations, or ASC 205. Accordingly, the results of operations related to MUSE from prior periods have been reclassified to discontinued operations.

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

3. DISCONTINUED OPERATIONS

As discussed in Note 20: “Subsequent Events”, on October 1, 2010, the Company entered into an asset purchase agreement, or APA, with MEDA AB and its affiliates, or Meda for MUSE, transurethral alprostadil, for the treatment of erectile dysfunction (ED). The transaction closed on November 5, 2010. The acquisition price was $23.5 million, which included an upfront cash payment of $22 million. The Company is eligible to receive a one-time milestone payment of $1.5 million based on future sales of MUSE, provided that certain sales milestones are reached.

The sale of the MUSE product and certain related assets has been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented, since (i) the MUSE product and related assets have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities, (ii) the Company will have no significant continuing involvement with the product after the close of the transaction, and (iii) the cash milestone payment to be received upon achievement of certain sales levels is considered an indirect cash flow. The assets and liabilities related to the MUSE operations are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets for all periods presented.

The following table presents the major classes of assets and liabilities that have been presented as assets and liabilities of discontinued operations in the unaudited condensed consolidated balance sheets (in thousands):

	September 30, 2010	December 31,
	(unaudited)	2009
Cash and cash equivalents	$306	$217

Trade accounts receivable, net	2,570	7,259
Inventories, net	3,074	2,702
Prepaid expenses and other assets	1,836	2,442

Total current assets of discontinued operations	7,786	12,620

Property and equipment, net	4,895	5,680
Restricted cash	700	700
Total non-current assets of discontinued operations	5,595	6,380

Total assets of discontinued operations	$13,381	$19,000

	September 30, 2010	December 31,
	(unaudited)	2009
Accounts payable	$326	$403
Accrued product returns	2,656	3,026
Accrued chargeback reserve	710	1,617
Accrued employee compensation and benefits	485	607
Accrued and other liabilities	1,153	1,884

Total current liabilities of discontinued operations	5,330	7,537
Note payable Crown Bank, N.A., net of current portion	4,617	4,743
Deferred revenue	451	798

Total non-current liabilities of discontinued operations	5,068	5,541
Total liabilities of discontinued operations	$10,398	$13,078

The following table presents summarized results of operations for the discontinued operations presented in the unaudited condensed consolidated statements of operations (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(unaudited)		(unaudited)
Total revenues	$4,755	$4,435	$10,387	$9,997
Operating income (loss)	276	240	(2,923)	(2,771)
Income (loss) before provision (benefit) for income taxes	187	150	(3,192)	(3,040)
Net income (loss) from discontinued operations	$183	$148	$(3,212)	$(3,048)

4. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with SFAS 123R, Share-Based Payment, as codified in FASB ASC topic 718, Compensation—Stock Compensation, or ASC 718.

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and nine months ended September 30, 2010 and 2009 was comprised as follows (in thousands, except per share data)(unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Research and development	$301	$206	$862	$731
General and administrative	1,372	810	3,965	2,417
Share-based compensation expense before taxes	1,673	1,016	4,827	3,148
Related income tax benefits	—	—	—	—
Share-based compensation expense, net of taxes	$1,673	$1,016	$4,827	$3,148
Basic and diluted per common share	$0.02	$0.01	$0.06	$0.04

5. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at September 30, 2010 and December 31, 2009 are presented in the tables that follow:

As of September 30, 2010 (in thousands) (unaudited):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$29,036	$29,036	$—	$—
Total cash and cash equivalents	$29,036	$29,036	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$129,139	$129,162	$24	$(1)
Total available-for-sale securities	$129,139	$129,162	$24	$(1)

As of December 31, 2009 (in thousands):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$38,525	$38,525	$—	$—
U.S. Treasury securities	2,009	2,008	—	(1)
Total cash and cash equivalents	$40,534	$40,533	$—	$(1)

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$166,243	$166,241	$34	$(36)
Total available-for-sale securities	$166,243	$166,241	$34	$(36)

The following table summarizes the Company’s available-for-sale securities by the contractual maturity date as of September 30, 2010 (in thousands) (unaudited):

	Amortized Cost	Estimated Fair Value
Due within one year	$129,139	$129,162
	$129,139	$129,162

The following table summarizes the net realized gains on available-for-sale securities for the periods presented (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(unaudited)	(unaudited)
Realized gains	$—	$675	$—	$1,380
Realized losses	—	(144)	—	(552)
Net realized gains	$—	$531	$—	$828

During the three and nine months ended September 30, 2010, there were no sales of fixed income securities. In the ordinary course of business, the Company may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

At September 30, 2010, the Company had the following available-for-sale securities that were in an unrealized loss position (in thousands):

	Less Than 12 Months
September 30, 2010 (unaudited)	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$(1)	$6,619
Total	$(1)	$6,619

At December 31, 2009, the Company had the following cash equivalent and available-for-sale securities that were in an unrealized loss position (in thousands):

	Less Than 12 Months
December 31, 2009	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$(37)	$79,709
Total	$(37)	$79,709

The gross unrealized losses reported above for September 30, 2010 and December 31, 2009 were primarily caused by general fluctuations in market interest rates from the respective purchase date of these securities through the end of those periods. The gross unrealized loss of $1,000 at September 30, 2010 is attributable to the Company’s holding in two individual securities from one issuer, the U.S. Treasury.

As the Company presently does not intend to sell its debt securities and believes it will not likely be required to sell the securities that are in an unrealized loss position before recovery of their amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

As of September 30, 2010 and December 31, 2009, the temporary unrealized gains (losses) on cash, cash equivalents and available-for-sale securities, net of tax, of $23,000 and $(3,000), respectively, were included in accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets. As of September 30, 2010, a significant portion of the available-for-sale securities that the Company held were investment grade with an average rating of AAA/Aaa.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, FSP SFAS 115-2 and SFAS 124-4, Recognition and Presentation of Other-than-Temporary Impairments (“FSP 115-2/SFAS 124-2”) and SAB Topic 5M, Accounting for Non-current Marketable Equity Securities, as codified in FASB ASC topic 320-10, Investments—Debt and Equity Securities, or ASC 320-10, provides guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. Effective for all periods ending after June 15, 2009, it provides additional guidance designed to create a greater clarity and consistency in accounting for and presenting impairment losses on securities. In reviewing its non-U.S. Government available-for-sale securities during the nine month period ended September 30, 2009, the Company concluded that it intended to sell the debt securities before recovering their costs. Therefore, in accordance with the above guidance, the Company recognized an “other-than-temporary” impairment of $654,000 on these securities during the nine month period ended September 30, 2009. The Company included this non-cash impairment charge in other-than-temporary loss on impaired securities in the condensed consolidated statements of operations. These securities covered a number of industries. At September 30, 2010 and December 31, 2009, all available-for-sale securities were invested in U.S. Treasuries.

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

The following fair value hierarchy tables present information about the Company’s assets (cash and cash equivalents, available-for-sale securities) measured at fair value on a recurring basis as of September 30, 2010 (in thousands):

	Basis of Fair Value Measurements
	Balance at September 30, 2010 (unaudited)	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$29,036	$29,036	$—	$—
Total cash and cash equivalents	$29,036	$29,036	$—	$—

	Basis of Fair Value Measurements
	Balance at September 30, 2010 (unaudited)	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$129,162	$129,162	$—	$—
Total available-for-sale securities	$129,162	$129,162	$—	$—
Reported as:
Cash and cash equivalents	$29,036
Available-for-sale securities	129,162
Total	$158,198

The following fair value hierarchy tables present information about the Company’s assets (cash and cash equivalents and available-for-sale securities) measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Basis of Fair Value Measurements
	Balance at December 31, 2009	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$38,525	$38,525	$—	$—
U.S. Treasury securities	2,008	2,008	—	—
Total cash and cash equivalents	$40,533	$40,533	$—	$—

	Basis of Fair Value Measurements
	Balance at December 31, 2009	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$166,241	$166,241	$—	$—
Total available-for-sale securities	$166,241	$166,241	$—	$—

Reported as:
Cash and cash equivalents	$40,533
Available-for-sale securities	166,241
Total	$206,774

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

As of September 30, 2010, the Company does not have any liabilities that are measured at fair value on a recurring basis.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2010.

6. INVENTORIES

Inventory balances consist of (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Raw materials	$1,803	$—
Inventory	$1,803	$—

The raw materials balance at September 30, 2010 consists of $1.8 million of the active pharmaceutical ingredients for Qnexa.

The Company has made and anticipates in future periods that it will scale-up and make commercial quantities of certain of its product candidates prior to the date it anticipates that such products will receive final FDA approval in the U.S. or European Medicines Agency, or EMEA, approval in the European Union, or EU (i.e., pre-launch inventories). Pre-launch inventories are included on the condensed consolidated balance sheets once the product under review has attained a stage in the development process of having been subject to a Phase 3 clinical trial or its equivalent, or if a regulatory filing has been made for licensure for marketing the product and the product has a well characterized manufacturing process. In addition, the Company must have an internal sales forecast that includes an assessment that sales will exceed the manufacturing costs plus the expected cost to distribute the product. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever.

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

On October 28, 2010, the Company received a Complete Response Letter, or CRL, from the FDA regarding the Qnexa NDA.  The FDA issued the CRL to communicate its decision that the NDA could not be approved in its present form. The Company intends to address the FDA’s requests for information included in the CRL and will submit a written response to the FDA.

7. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of September 30, 2010 and December 31, 2009, respectively, consist of (in thousands):

	September 30, 2010	December 31, 2009
	(unaudited)
Interest receivable	$383	$472
Prepaid insurance	160	429
Other prepaid expenses and assets	1,763	3,067
Prepaid expenses and other assets	$2,306	$3,968

8. DEERFIELD FINANCING

On April 3, 2008, the Company entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of the agreements were amended and restated on March 16, 2009. Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consisted of $20 million from a Funding and Royalty Agreement, or FARA, entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of the Company’s common stock under a securities purchase agreement. Under the FARA, the Deerfield Sub made $3.3 million payments to the Company in April, September and December 2008 and February, June and September 2009, constituting all of the required payments under the FARA. The Company paid royalties on the current net sales of MUSE and was to pay, if approved, royalties on future sales of avanafil, an investigational product candidate, to the Deerfield Sub. The term of the FARA was 10 years. The FARA included covenants requiring the Company to use commercially reasonable efforts to preserve its intellectual property, manufacture, promote and sell MUSE, and develop avanafil.

The agreements also provided the Company with an option to purchase, and the Deerfield Affiliates with an option to compel the Company to purchase, or put right, the Deerfield Sub holding the royalty rights. If the Company exercised its right to purchase the Deerfield Sub, the net price was to be $23 million if exercised before April 3, 2011, or $26 million if exercised after April 3, 2011 but before April 3, 2012 (the purchase prices are subject to other adjustments as defined in the agreement). After April 3, 2011, the

Deerfield Affiliates were to be able to exercise the right to compel the Company to purchase the Deerfield Sub at a price of $17 million. This price could have increased up to $26 million, and the timing of the sale of the shares could have been accelerated under certain conditions including a change-in-control, sale of MUSE or avanafil, sale of major assets and the sale of securities in a transaction or a series of related transactions by the Company that exceed 20% of the Company’s outstanding common stock at the date the Option and Put Agreement, or OPA, was signed if at the time of the sale the Company’s market capitalization is below $300 million (each, a Major Transaction). Under these conditions, the cost of the shares of the Deerfield Sub would have been $23 million on or before April 3, 2011 and $26 million from April 3, 2011 through April 3, 2018. The sale of the shares of the Deerfield Sub could also have been accelerated if the Company’s cash, cash equivalents and available for sale securities falls below $15 million or the Company’s market capitalization fell below $50 million. The purchase prices under the put right were subject to other adjustments as defined in the agreements. If either party exercised its option, any further royalty payments would be effectively terminated. In exchange for the option right, the Company paid $2 million to the Deerfield Affiliates. The Company’s intellectual property and all of the accounts receivable, inventory and machinery and equipment arising out of or relating to MUSE and avanafil were collateral for this transaction. At September 30, 2010, substantially all of the assets of discontinued operations (accounts receivable, inventory and machinery and equipment) on the Company’s condensed consolidated balance sheet relates to MUSE and served as collateral for this transaction.

The Company evaluated the Deerfield financing in accordance with SFAS 167, Amendments to FASB Interpretation No. 46(R), as codified in FASB ASC topic 810, Consolidation, or ASC 810, and determined that the Deerfield Sub may have constituted a Variable Interest Entity, or VIE; however, the Company has also determined that it was not the primary beneficiary of this VIE. The methodology the Company used for determining the primary beneficiary of the VIE was based on which entity (i) had the power to direct matters that most significantly impacted the activities of the VIE, and (ii) had the obligations to absorb losses or the right to receive benefits of the VIE that could potentially have been significant to the VIE. While the Company determined that it met the power criterion, it did not meet the losses/benefit criterion. The Deerfield Affiliates absorbed 100% of the Deerfield Sub’s expected losses and received 100% of its expected gains. Therefore, it was determined that the Deerfield Sub should not be consolidated by the Company (see Note 9: “Notes Payable”).

As discussed in Note 20: “Subsequent Events”, in preparation for the closing of the MUSE Transaction and in accordance with the terms of the OPA, the Company exercised the option right and on October 21, 2010, it paid $27.1 million in satisfaction of all of its financial obligations under the FARA and OPA. The gross amount paid consisted of the Base Option Price of $25 million less the $2 million Option Premium Adjustment, or $23 million, plus the Cash Adjustment of $2.8 million and the Royalty Adjustment of $1.3 million. The Royalty Adjustment was calculated based upon royalties on MUSE sales not yet paid to the Deerfield Sub at the time of Option Closing. The Cash Adjustment was the total amount of cash remaining in the Deerfield Sub at time of Option Closing. As a result, all of the outstanding shares of the Deerfield Sub were acquired by the Company, the royalty rights to MUSE and avanafil were terminated and the notes payable of the Deerfield Sub were cancelled. In addition, the $2.8 million of cash held by the Deerfield Sub is now owned by the Company. All the security interests in the collateral related to MUSE and avanafil held by the Deerfield Sub and the Deerfield Affiliates as part of the FARA and OPA have been terminated.

9. NOTES PAYABLE

Deerfield Financing

In accordance with Emerging Issues Task Force (EITF) Issue 88-18, Sale of Future Revenues, as codified in FASB ASC 605, the FARA transaction was in substance a financing arrangement, or loan, that was repaid by the Company. The minimum repayment amount would have been $17 million, the amount of the unconditional put option held by the Deerfield Affiliates, plus royalties paid during the term of the agreement on sales of MUSE and, if approved, avanafil. Accordingly, the Company recorded the advances from the Deerfield Affiliates, net of the $2 million option right payment and related fees and expenses, as a loan. The Company received all of the required advances under the financing arrangement and recorded this as a loan. The loan amount was lower than the contractual amounts owed if the Company exercised its call option of $23 million to $26 million, or if the Deerfield Affiliates required the Company to purchase the shares as a result of a “Major Transaction” (see Note 8: “Deerfield Financing”). Using the interest method under APB Opinion No. 21, Interest on Receivables and Payables, as codified in FASB ASC topic 835, Interest, subtopic 30, Imputation of Interest or ASC 835-30, interest expense on the loan was to be calculated and recognized over three years, which was the estimated term of the loan based on the earliest date that the Deerfield Affiliates could have required the Company to repay the amounts advanced. The Deerfield Affiliates have received quarterly payments based on net sales of MUSE. The initial imputed effective annual interest rate on the financing was approximately 32% as calculated based upon quarterly advances under the FARA, up to a loan balance of $17 million, offset by the estimated quarterly royalty payments to the Deerfield Affiliates. The imputed interest rate was revised to 31% at December 31, 2009 and 33% at December 31, 2008 based on the actual royalty payments made and the timing of payments and advances in 2009 and 2008, respectively. The imputed effective interest rate was utilized for purposes of calculating the interest expense only and does not reflect the amount of royalty paid to the Deerfield Affiliates on a quarterly basis. Quarterly royalty payments were based on a percentage of net MUSE sales at a rate substantially lower than the imputed effective interest rate used to calculate interest expense.

As discussed in Note 20: “Subsequent Events”, on October 21, 2010, the Company repaid all of its financial obligations under the FARA and OPA. The payoff of the Deerfield loan results in a loss on early extinguishment of debt of approximately $6.2 million to be recognized in the financial statements in the fourth quarter of the year ending December 31, 2010.

Total long-term notes payable consist of the following (in thousands):

	September 30, 2010 (unaudited)	December 31, 2009
Deerfield loan	$15,255	$15,255
Less current portion	—	—
Total long-term notes payable	$15,255	$15,255

Future minimum principal payments of the long-term notes payable as of September 30, 2010 are as follows (in thousands):

As of September 30, 2010 (unaudited)	Deerfield Loan
Remainder of 2010	$—
2011	15,255
2012	—
2013	—
2014	—
Thereafter	—
Total	$15,255

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

On October 16, 2001, the Company entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of its investigational product development program for Qnexa for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to the Company with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, the Company has paid a total of $220,000 to Dr. Najarian through September 30, 2010 and has issued him options to purchase 40,000 shares of its common stock. The Company is obligated under the terms of the Assignment Agreement to make a milestone payment of $1 million and issue an option to purchase 20,000 shares of VIVUS’ common stock to Dr. Najarian upon marketing approval by the United States Food and Drug Administration of a product for the treatment of obesity that is based upon the Combination Therapy and Patents. This assignment will require the Company to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that the Company decides not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined the Company as a part-time employee and currently serves as the Company’s Principal Scientist.

11. INCOME TAXES

During the three months ended September 30, 2010 and 2009, the Company recorded income tax expense for continuing operations of $600 and $600, respectively.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company’s analysis of all available evidence, both positive and negative, as of September 30, 2010, it was considered more likely than not that the Company’s deferred tax assets would not be realized. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it can recover its deferred tax assets.

At January 1, 2010, the Company did not have any unrecognized tax benefits, nor does it expect any material change in its unrecognized tax benefits over the next twelve months.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of January 1, 2010, the Company had no accrual for payment of interest and penalties related to unrecognized tax benefits, nor were any amounts for interest or penalties recognized during the nine months ended September 30, 2010.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the United States, California and New Jersey. The Company’s income tax return for the year ended December 31, 2007 is currently under examination by the California Franchise Tax Board. The Company’s income tax returns for the years ended December 31, 2007 and 2008 are currently under examination by the Internal Revenue Service. Because the Company used net operating loss carryforwards and other tax attributes to offset its taxable income on its 2007 income tax returns for U.S. Federal and California, such attributes can be adjusted by these taxing authorities until the status closes on the year in which such attributes were utilized. Tax years 1991 to 2009 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

12. NET INCOME (LOSS) PER SHARE

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

As the Company recognized a net loss for the three months and nine months ended September 30, 2010 and 2009, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three months ended September 30, 2010 and 2009, 4,060,492 and 2,805,787 options outstanding, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive. For the nine months ended September 30, 2010, and 2009, respectively, 4,483,267 and 4,739,505 options outstanding, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

13. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In November 2006, the Company entered into a 30-month lease for its corporate headquarters located in Mountain View, California. The lease commenced on February 1, 2007. The base monthly rent is set at $1.85 per square foot or $26,000 per month. The lease expired on July 31, 2009. On December 16, 2008, the Company entered into a first amendment to this lease. Under the terms of the amended lease, it will continue to lease the office space for its corporate headquarters for a two-year period commencing on August 1, 2009 and expiring on July 31, 2011. The base monthly rent is set at $1.64 per square foot or $23,000 per month. The amended lease allows the Company one option to extend the term of the lease for one year from the expiration of the lease. On November 12, 2009, the Company entered into a second amendment to this lease. The second amendment commenced on January 1, 2010, expires on July 31, 2011 and expands the leased space. The base rent for the expansion space is set at $2.25 per square foot or $8,500 per month. The option to extend the term of the amended lease for one year from the expiration of the lease applies to this expansion space as well. In October 2010, the Company notified the landlord of its intent to exercise its option to extend the term of the amended lease for an additional year at market rates.

Future minimum lease payments under operating leases are as follows (in thousands)(unaudited):

Remainder of 2010	$170
2011	339
Total	$509

Other Agreements

The Company has entered into various agreements with clinical consultants and clinical research organizations to perform clinical studies on its behalf and at September 30, 2010, its remaining commitment under these agreements totaled $13.8 million. The Company has remaining commitments under various general and administrative services agreements totaling $2.9 million at September 30, 2010, including $1.5 million related to Leland F. Wilson’s Employment Agreement (see paragraph below). The Company has also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at September 30, 2010, its remaining commitment under these agreements totaled $5.1 million. In addition, the Company has entered into agreements related to the pre-commercialization of Qnexa for obesity. The remaining commitments under these agreements totaled $2.1 million at September 30, 2010.

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

Pursuant to the terms of the Asset Purchase Agreement, the Purchase Agreement, the Company entered into with Meda AB, or Meda, to sell certain of the assets related to the MUSE business to Meda, or the Transaction, the Company agreed to indemnify Meda in connection with the representations and warranties that it made concerning its rights, liabilities and assets related to the MUSE business and its authority to enter into and consummate the Transaction. The Company also made certain covenants in the Purchase Agreement which survive the closing of the Transaction, including a three year covenant not to develop, manufacture, promote or commercialize a trans-urethral erectile dysfunction drug.

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

14. CONCENTRATION OF SUPPLIERS

The Company relies on third party sole-source manufacturers to produce its clinical trial materials, components and raw materials. Third party manufacturers may not be able to meet the Company’s needs with respect to timing, quantity or quality. Several of the Company’s manufacturers are sole-source manufacturers where no alternative suppliers exist. In the three and nine months ended September 30, 2010, the Company incurred $1.4 million and $3.8 million, respectively, for services provided by one clinical research organization on the Qnexa Phase 3 studies, which represented 14% and 11%, respectively, of the Company’s total research and development expenses. Separately, in the three and nine months ended September 30, 2010, the Company incurred another $1.1 million and $5.3 million, respectively, for services provided by another clinical research organization on the avanafil Phase 3 studies, which represented 11% and 15% of the Company’s total research and development expenses. In addition, in the three and nine months ended September 30, 2010, the Company incurred $1.4 million and $4.4 million, respectively, for services provided by a third clinical research organization related to Phase 1 studies performed on its behalf, which represented 14% and 13%, respectively, of the Company’s total research and development expenses. Finally, in the three and nine months ended September 30, 2010, the Company incurred $1.3 million and $4.9 million, respectively, for clinical supplies and formulation work performed by the Company’s sole-source manufacturer, which represented 13% and 14%, respectively, of the Company’s total research and development expenses.

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

15. INTEREST INCOME, NET

The components of interest income, net were as follows (in thousands) (unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(unaudited)		(unaudited)
Interest income	$57	$124	$172	$842
Realized gains on marketable securities, net	—	531	—	828
Interest income, net	$57	$655	$172	$1,670

16. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(unaudited)		(unaudited)
Net loss	$(17,979)	$(21,066)	$(59,554)	$(41,079)
Unrealized gain (loss) on securities	1	(117)	26	(202)
Total comprehensive loss	$(17,978)	$(21,183)	$(59,528)	$(41,281)

17. EQUITY TRANSACTIONS

On April 3, 2008, the Company entered into several agreements with the Deerfield Affiliates (see Note 8: Deerfield Financing). Under the agreements, Deerfield and its affiliates agreed to provide $30 million in funding to the Company. The $30 million in funding consists of $20 million from a FARA and $10 million from the sale of the Company’s common stock under a securities purchase agreement. At the closing on April 15, 2008, under the securities purchase agreement, the Deerfield Affiliates purchased 1,626,017 shares of the Company’s common stock for an aggregate purchase price of $10 million and the Company paid to the Deerfield Affiliates a $500,000 fee and reimbursed approximately $200,000 in certain expenses incurred in this transaction, registered under the shelf Registration Statement (File Number 333-135793) filed with the SEC on July 14, 2006. The number of shares was determined based on the volume weighted average price on the NASDAQ Global Market of the Company’s common stock on the three days prior to the execution of the securities purchase agreement dated as of April 3, 2008.

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

The Company and Acrux Limited through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, were parties to the Testosterone Development and Commercialization Agreement dated February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covers the Company’s investigational product candidate, Luramist, which is licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to the Company related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. The Company asserted counterclaims against Acrux in the arbitration and sought the enforcement of the Company’s rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that it was in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that the Company was not in breach of the Luramist license agreement and that the Company has used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in favor of the Company on its counter claim that Acrux had breached the Luramist license agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel ordered Acrux to turn over certain information to the Company that was previously withheld in violation of the agreement by Acrux. After the parties failed to agree on a new Outside Date by which the Company was to commence its first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. On March 30, 2010, the Company provided written notice to Acrux of its intent to terminate the Testosterone Agreement. On April 6, 2010, in connection with Acrux’s request for further briefing on the issue of damages in light of the Company’s termination of the Testosterone Agreement, the Panel ordered the parties to enter into settlement discussions and to report back to the Panel no later than May 17, 2010 on whether a settlement had been reached. On May 6, 2010, the parties agreed to the terms of a settlement agreement and mutual release, or the Settlement Agreement, resolving any and all claims or potential claims in the arbitration and that may have or could have arisen from any case whatsoever, other than certain rights and obligations that survive the termination of the Testosterone Agreement or are required by the Settlement Agreement. Pursuant to the Settlement Agreement, the Company transferred Luramist related assets to Acrux, including, clinical trial material, batch release documents, inventory of applicators, FDA correspondence, intellectual property and know-how and trademarks. In addition, the Company ceased its clinical study program for Luramist as part of the settlement. The parties did not exchange cash payments as a result of the settlement and termination of the Testosterone Agreement. The Panel retains jurisdiction over the matter to enforce the terms of the Settlement Agreement.

The Company was informed that on November 2, 2010, two separate complaints were filed in the United States District Court, Northern District of California, alleging that the Company and certain of its executive officers violated federal securities laws in connection with the public release of data from the Company’s clinical trials for Qnexa as a treatment for obesity. The Company believes that there is no merit to the allegations in the complaints and intends to vigorously defend itself should it be served with a complaint. Although there may be no merit to such complaints, the Company may be required to allocate additional monetary and personnel resources to investigate and, if necessary, defend against the allegations in the complaints. While there can be no assurances as to the outcome of these actions, the Company does not presently believe that the allegations as stated in the complaints will have a material effect on its financial condition, results of operations, or cash flows.

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

As of September 30, 2010, there were 8,535,747 shares subject to all options outstanding under all stock plans and 8,225,225 shares reserved for issuance under the 2010 Plan. Additionally, the average weighted exercise price of all outstanding options under all stock plans was $5.68 per share and the average weighted remaining term was 6.88 years.

20. SUBSEQUENT EVENTS

MUSE Transaction

On October 1, 2010, the Company entered into a definitive asset purchase agreement with Meda to sell its rights and assets related to MUSE, transurethral alprostadil, for the treatment of erectile dysfunction (ED), or the MUSE Transaction. Meda has been the Company’s European distributor of MUSE since 2002. The assets sold in the MUSE Transaction include the United States and foreign MUSE patents, existing inventory and the manufacturing facility located in Lakewood, New Jersey. The Company retained all of the liabilities associated with the pre-closing operations of the MUSE business and the accounts receivables for pre-closing MUSE sales. The transaction closed on November 5, 2010. Prior to the closing of the MUSE Transaction, the Company regained all of the rights to MUSE and avanafil held by Deerfield Management Company, L.P. and affiliates and by Crown Bank, N. A. Under the terms of the MUSE Transaction, the Company received an upfront payment of $22 million upon the closing and is eligible to receive an additional $1.5 million based on future sales of MUSE, provided that certain sales milestones are reached. Meda is now responsible for the manufacturing, selling and marketing of MUSE. Meda has also assumed all post-closing expenses and liabilities associated with MUSE. The Company has agreed not to develop, manufacture or sell any transurethral erectile dysfunction drugs for a period of three years following the closing of the MUSE Transaction.

Crown Bank Loan

On October 15, 2010, in preparation for the closing of the MUSE Transaction and in accordance with the terms of the Agreements, the Company paid $4.8 million to Crown in satisfaction of all obligations owed to Crown under the Agreements. As a result, the security interests and Certificate of Deposit held by Crown have been terminated in favor of the Company.

Deerfield Financing

In preparation for the closing of the MUSE Transaction and in accordance with the terms of the OPA, the Company exercised the Option and on October 21, 2010 it paid an aggregate amount totaling $27.1 million. The gross amount paid consisted of the Base Option Price of $25 million less the $2 million Option Premium Adjustment, or $23 million, plus the Cash Adjustment of $2.8 million and the Royalty Adjustment of $1.3 million. The Royalty Adjustment was calculated based upon royalties on MUSE sales not yet paid to the Deerfield Sub at the time of Option Closing. The Cash Adjustment was the total amount of cash remaining in the Deerfield Sub at time of Option Closing. As a result, all of the outstanding shares of the Deerfield Sub were acquired by the Company, the royalty rights to MUSE and avanafil were terminated and the notes payable of the Deerfield Sub were cancelled. In addition, the $2.8 million of cash held by the Deerfield Sub is now owned by the Company. All the security interests in the collateral related to MUSE and avanafil held by the Deerfield Sub and the Deerfield Affiliates as part of the FARA and OPA have been terminated.  The payoff of the Deerfield loan results in a loss on early extinguishment of debt of approximately $6.2 million to be recognized in the financial statements in the fourth quarter of the year ending December 31, 2010.

Qnexa Complete Response Letter

On October 28, 2010, the Company received a Complete Response Letter, or CRL, from the FDA regarding the Qnexa NDA. The FDA issued the CRL to communicate its decision that the NDA could not be approved in its present form. The Company intends to address the FDA’s requests for information included in the CRL and will submit a written response to the FDA. The CRL included requests for further information to help assess teratogenicity and cardiovascular safety. For teratogenicity, the FDA requested a comprehensive assessment of topiramate’s and Qnexa’s teratogenic potential. As part of the Company’s response, the Company plans to compile analyses integrating existing nonclinical and clinical data; available in published research for topiramate (currently marketed by Ortho-McNeil-Janssen Pharmaceuticals, Inc. as TOPAMAX and available generically from several manufacturers) and as generated by the Company, for Qnexa. The Company’s response will include a detailed risk management plan to mitigate any potential risks in women of childbearing potential. For cardiovascular safety, the FDA asked the Company to provide evidence that the elevation in heart rate associated with Qnexa does not increase the risk for major adverse cardiovascular events.  In the Company’s response, the Company plans to provide several new analyses to demonstrate Qnexa does not increase the risk for major cardiovascular events, which would include data from its SEQUEL (OB-305) and Sleep Apnea (OB-204) studies. The CRL also included a request for the submission of the final study report from the two-year SEQUEL (OB-305) study. SEQUEL was a 52-week extension study for a subset of 675 patients who completed the previously reported 56-week CONQUER study. The Company announced top line results from the two-year SEQUEL study on September 21, 2010, and a final study report is being prepared as part of the Company’s response. Data from the SEQUEL and Sleep Apnea studies were not included in the original NDA.

The FDA also requested an integrated safety update that includes any new adverse events not previously included in the NDA. Finally, the FDA stated that, if approved, Qnexa would be a Schedule IV drug due to the phentermine component. Negotiations with the FDA on final labeling and the risk management plan would be expected after the Company’s response is received. The Company believes it has sufficient data from existing studies with Qnexa to satisfy the FDA requests. In the CRL, no new clinical studies were requested; however, in the event that any of the FDA concerns are not alleviated by the information included in the Company’s response, additional clinical studies may be required.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward looking words or phrases such as “may,” “will,” “believe,” “expect,” “intend,” “anticipate,” “predict,” “should,” “planned,” “continue,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) the timing and substance of our written response to the FDA’s complete response letter; (2) the FDA’s interpretation of the data we submit relating to teratogenicity and cardiovascular safety; (3) the FDA’s interpretation of the data from our SEQUEL study (OB-305) and Sleep Apnea study (OB-204); (4) that we may be required to conduct additional clinical trials; (5) our history of losses and variable quarterly results; (6) substantial competition; (7) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (8) uncertainties of government or third party payer reimbursement; (9) our reliance on sole source suppliers; (10) our limited sales and marketing efforts and our reliance on third parties; (11) failure to continue to develop innovative investigational drug candidates and drugs; (12) risks related to noncompliance with United States Food and Drug Administration, or the FDA, regulations; (13) our ability to demonstrate through clinical testing the safety and effectiveness of our clinical investigational drug candidates; (14) the timing of initiation and completion of clinical trials and submissions to the FDA; (15) the volatility and liquidity of the financial markets; (16) our liquidity and capital resources; (17) our expected future revenues, operations and expenditures; and (18) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Item 1A. Risk Factors.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter and nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

VIVUS, Inc. is a biopharmaceutical company, incorporated in 1991, dedicated to the development and commercialization of therapeutic products for large underserved markets. Currently, we have one drug that has been approved by the FDA, one investigational drug candidate for which we have submitted an NDA, one investigational drug candidate which is in Phase 3 studies, and several investigational drug candidates in various stages of clinical development, that are focused on market opportunities in obesity and related morbidities, including sleep apnea and diabetes, erectile dysfunction and other unmet medical needs. With respect to obesity, it is estimated that the potential worldwide pharmaceutical market for obesity could approach $5 billion annually. Annual worldwide sales of approved drugs for diabetes currently exceed $10 billion. There are currently no approved pharmaceutical therapies for sleep apnea; however, the sales of devices and related consumables used to treat sleep apnea exceed $2 billion annually. Sales of currently approved oral erectile dysfunction therapies exceed $3 billion annually. On November 5, 2010, we closed the sale of MUSE, a legacy product, to Meda. The sale of MUSE will allow us to focus on the approval and commercialization of Qnexa and the development of avanafil.

Recent Developments

On October 1, 2010, we entered into a definitive asset purchase agreement with Meda, to sell our rights and assets related to MUSE, transurethral alprostadil, for the treatment of erectile dysfunction (ED), the MUSE Transaction. Meda has been our European distributor of MUSE since 2002. The assets sold in the MUSE Transaction include the United States and foreign MUSE patents, existing inventory and the manufacturing facility located in Lakewood, New Jersey. We retain all of the liabilities associated with the pre-closing operations of the MUSE business and the accounts receivables for pre-closing MUSE sales. The transaction closed on November 5, 2010. Prior to the closing of the MUSE Transaction, we regained all of the rights to MUSE and avanafil held by Deerfield Management Company, L.P., and affiliates, and Crown Bank, N.A., or Crown.

On October 15, 2010, in preparation for the closing of the MUSE Transaction and in accordance with the terms of the agreements with Crown, we paid $4.8 million to Crown in satisfaction of all obligations owed to them under these agreements. As a result, the security interests and Certificate of Deposit held by Crown have been terminated in our favor. On October 21, 2010, we exercised the Option under the Deerfield OPA and we paid an aggregate amount totaling $27.1 million, which consisted of the Base Option Price of $25 million, less the Option Premium Adjustment of $2 million, plus the Cash Adjustment of $2.8 million and the Royalty Adjustment of $1.3 million. These payments satisfied all of the financial obligations under the FARA and OPA. As a result, all of the outstanding shares and the $2.8 million of cash of the Deerfield Sub are owned by us, all of the outstanding loans owed by the Deerfield Sub have been repaid and the security interests in the collateral related to MUSE and avanafil held by the Deerfield Sub and the Deerfield Affiliates as part of the FARA and OPA have been terminated.

Under the terms of the MUSE Transaction, we received an upfront payment of $22 million upon the closing, on November 5, 2010, and are eligible to receive an additional $1.5 million based on future sales of MUSE, provided that certain sales milestones are reached. Meda is now responsible for the manufacturing, selling and marketing of MUSE. Meda has also assumed all post-closing expenses and liabilities associated with MUSE. We have agreed not to develop, manufacture or sell any transurethral erectile dysfunction drugs for a period of three years following the closing of the MUSE Transaction. The assets and liabilities and results of operations associated with MUSE have been reported as discontinued operations for all periods presented.

On October 28, 2010, we received a Complete Response Letter, or CRL, from the FDA regarding the Qnexa NDA. The FDA issued the CRL to communicate its decision that the NDA could not be approved in its present form. We intend to address the FDA’s requests for information included in the CRL and will submit a written response to the FDA. The CRL included requests for further information to help assess teratogenicity and cardiovascular safety. For teratogenicity, the FDA requested a comprehensive assessment of topiramate’s and Qnexa’s teratogenic potential. As part of our response, we plan to compile analyses integrating existing nonclinical and clinical data; available in published research for topiramate (currently marketed by Ortho-McNeil-Janssen Pharmaceuticals, Inc. as TOPAMAX and available generically from several manufacturers) and as generated by us, for Qnexa. Our response will include a risk management plan to mitigate any potential risks in women of childbearing potential. For cardiovascular safety, the FDA asked us to provide evidence that the elevation in heart rate associated with Qnexa does not increase the risk for major adverse cardiovascular events.  In our response, we plan to provide several new analyses to demonstrate Qnexa does not increase the risk for major cardiovascular events, which would include data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies. The CRL also included a request for the submission of the final study report from the two-year SEQUEL (OB-305) study. SEQUEL was a 52-week extension study for a subset of 675 patients who completed the previously reported 56-week CONQUER study. We announced top line results from the two-year SEQUEL study on September 21, 2010, and a final study report is being prepared as part of our response. Data from the SEQUEL and Sleep Apnea studies were not included in the original NDA.

The FDA also requested an integrated safety update that includes new adverse events not previously included in the NDA. Finally, the FDA stated that, if approved, Qnexa would be a Schedule IV drug due to the phentermine component. Negotiations with the FDA on final labeling and the risk management plan would be expected after our response is received. We believe we have sufficient data from existing studies with Qnexa to satisfy the FDA requests. In the CRL, no new clinical studies were requested; however, in the event that any of the FDA concerns are not alleviated by the information included in our response, additional clinical studies may be required.

On September 21, 2010, we announced top-line results from a two-year study of Qnexa which showed significant and sustained weight loss of greater than 10% over two years. Patients taking top- and mid-dose Qnexa achieved and maintained weight loss over two years of 11.4% and 10.4% of their initial body weight, respectively, as compared to placebo-treated patients with 2.5% weight loss (ITT-LOCF, p<0.0001).

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

We have funded operations primarily through private and public offerings of our common stock, through the sale of the rights to Evamist and through product sales of MUSE (alprostadil). We expect to generate future net losses due to increases in operating expenses as our various investigational drug candidates are advanced through the various stages of clinical development and for pre-commercialization activities. In connection with the sale of Evamist, we received to date an aggregate of $150 million. The sale of Evamist was a unique transaction. An initial $10 million was paid at closing and $140 million was paid upon the FDA’s approval of the Evamist NDA. These payments were non-refundable and were originally recorded as deferred revenue and were recognized as license and other revenue ratably over a 21.5-month period, from August 1, 2007 to May 15, 2009. All of the revenue deferred from the Evamist sale has been recognized. As of September 30, 2010, we have incurred a cumulative deficit of $293.6 million and expect to incur operating losses in future years.

Our Investigational Drug Candidates

Our investigational product pipeline includes two late-stage clinical drug candidates. One of these investigational products, Qnexa, has recently completed Phase 3 clinical trials for obesity and Phase 2 clinical trials for diabetes and obstructive sleep apnea. We submitted an NDA to the FDA for Qnexa in December 2009. On October 28, 2010, we received a CRL from the FDA regarding the Qnexa NDA. The FDA issued the CRL to communicate its decision that the NDA could not be approved in its present form. We intend to address the FDA’s requests for information included in the CRL and will submit a written response to the FDA. A one-year extension study of patients using Qnexa from the CONQUER (OB-303) trial has also been conducted. The trial is complete and the top-line results were announced in September 2010. Avanafil has completed two pivotal Phase 3 trials for erectile dysfunction.

Product	Indication	Status	Commercial rights

Qnexa (phentermine and topiramate CR)	Obesity	Phase 3 studies completed; NDA submitted; CRL received	Worldwide

Qnexa (phentermine and topiramate CR)	Obstructive Sleep Apnea	Phase 2 study completed	Worldwide

Qnexa (phentermine and topiramate CR)	Diabetes	Phase 2 study completed	Worldwide

Avanafil (PDE5 inhibitor)	Erectile dysfunction	Phase 3 ongoing; Three Phase 3 studies completed	Worldwide license from Mitsubishi Tanabe Pharma Corporation (ex. certain Asian markets)

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

SEQUEL (0B-305) one-year extension study

We have also conducted a one-year extension study of a subset of patients who have completed the 56-week CONQUER study. The SEQUEL study is a double-blind, placebo-controlled, 3-arm, prospective study across 36 centers comparing Qnexa to placebo over an additional 52-week treatment period. Patients in SEQUEL continued in a blinded fashion to receive the same treatment they were receiving when they completed the CONQUER study. The co-primary endpoints for this study were the differences between treatments in mean weight loss and percent weight loss from start of the OB-303 study (baseline) to the end of the treatment period (two-years). Secondary endpoints include the differences between treatments in the percentage of patients achieving weight loss of 5% and 10% and the change in waist circumference. Patients were asked to continue a hypocaloric diet representing a 500-calorie/day deficit and were advised to implement a simple lifestyle modification program.

SEQUEL included 675 obese or overweight patients, all of whom had two or more weight related co-morbidities, and an average baseline BMI of 36.1. There was no titration necessary for patients rolling over to OB-305 as they continued to receive blinded treatment. Patients were followed for 52 weeks of treatment with patients continuing in their respective CONQUER treatment of once-a-day mid-dose Qnexa, full-dose Qnexa or placebo. This extension study was not required by the FDA nor did it need to be completed in support of the NDA for Qnexa for the treatment of obesity. The purpose of this study is to provide long-term safety and efficacy data to support the Marketing Authorization Application, or MAA, filing in Europe. The total study period was 108 weeks.

Patients in the study taking the top dose of Qnexa achieved and maintained average weight loss through two years of 11.4% of their initial body weight, or 26 pounds (ITT-LOCF). Consistent with the first year experience, Qnexa therapy was well tolerated, with no new or unexpected adverse events. The most common side effects seen were constipation, tingling, dry mouth, altered taste and insomnia.

Weight loss with Qnexa in SEQUEL was associated with statistically significant improvements in weight-related co-morbidities such as hypertension, dyslipidemia and diabetes. Among patients without diabetes at baseline, the incidence of new onset of type 2 diabetes was reduced by 54% and 76% (mid- and top-dose, respectively) as compared to placebo.

Specific SEQUEL findings include the following primary endpoints: Patients taking top- and mid-dose Qnexa achieved and maintained weight loss over two years of 11.4% and 10.4% of their initial body weight, respectively, as compared to placebo-treated patients with 2.5% weight loss (ITT-LOCF, p<0.0001). A majority of all patients taking Qnexa exceeded 10% weight loss, the goal established by the National Institutes of Health (NIH) to decrease the severity of obesity-associated risk factors. The percentage of patients achieving categorical weight loss of at least 5%, 10% and 15% on both Qnexa doses was statistically significant compared to placebo:

Categorical Weight Loss (ITT-LOCF)	5%		10%		15%
Top-dose	79	%*	54	%*	32	%*
Mid-dose	75	%*	50	%*	24	%*
Placebo	30%		12%		7%

*      p<0.0001 vs placebo

Treatment-emergent serious adverse event rates in SEQUEL were low (top-dose = 4.1%; mid-dose = 2.6%) and similar to placebo (4.0%), with no drug-related serious adverse events reported.

The completion rate in SEQUEL was approximately 83% for both Qnexa doses and 86% for the placebo group. Discontinuations due to adverse events were 3.9% and 4.1% for the mid- and top-dose, respectively; and 2.6% for the placebo group; with no single adverse event leading to discontinuation in more than 1% of patients. Additionally, SEQUEL data confirms previous safety findings, with no evidence of suicidality and no reports of suicidal attempts or behavior. Depression assessments, as measured by the PHQ-9 clinical depression scale, improved from baseline for all treatment groups. The incidence of targeted medical events for sleep disorders, depression, anxiety, cardiac disorders and cognitive disorders in SEQUEL was lower than observed during the one-year CONQUER study. Similar to previously presented data, effects of Qnexa in SEQUEL on heart rate were small and seen in conjunction with improvements in blood pressure from baseline. There were no clinically relevant decreases of serum bicarbonate in Qnexa -treated patients compared to placebo in year two of SEQUEL.

Across the entire Qnexa development program (4,323 patients), including the two-year data in SEQUEL, serious cardiovascular and neurovascular adverse event rates in patients taking Qnexa were similar to placebo with a relative risk of 0.59 (95% CI: 0.33-1.06). No teratogenic effects were observed across the entire development program in patients taking Qnexa.

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

We have entered into a Master Services Agreement and related Task Orders with Medpace, Inc., or Medpace, pursuant to which Medpace will perform certain clinical research services in connection with the clinical trials for Qnexa and work related to the preparation of the NDA for avanafil. Our aggregate payment obligations under the agreement for services entered into during 2007 through 2010, out of pocket expenses and pass through costs totals approximately $80.1 million of which we have paid approximately $74.0 million through September 30, 2010. We have agreed to defend and indemnify Medpace against third party claims arising from the services other than claims resulting from Medpace’s negligence, willful misconduct, violation of law or material breach of the Master Service Agreement or a Task Order. We can terminate the agreement at any time without cause. Medpace may terminate the agreement following our material breach of the agreement that remains uncured.

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

On October 28, 2010, we received a Complete Response Letter, or CRL, from the FDA regarding the Qnexa NDA. The FDA issued the CRL to communicate its decision that the NDA could not be approved in its present form. We intend to address the FDA’s requests for information included in the CRL and will submit a written response to the FDA.

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

Avanafil for Erectile Dysfunction

Erectile dysfunction, or ED, is defined as the inability to attain or maintain an erection sufficient for intercourse. ED was reported by 52% of men between the ages of 40 to 70, in the Massachusetts Male Aging Study, with the incidence increasing with age. Erectile dysfunction, frequently associated with vascular problems, is particularly common in men with diabetes and in those who have had a radical prostatectomy for prostate cancer. PDE5 inhibitors such as sildenafil (Viagra), vardenafil (Levitra) and tadalafil (Cialis), which inhibit the breakdown of cyclic guanosine monophosphate, have been shown to be effective oral treatments for ED.

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

The Phase 3 program includes two additional studies. REVIVE-RP (TA-303) has commenced enrollment and will randomize up to 275 patients with ED following a radical prostatectomy. Patients undergo a four-week run-in period followed by 12 weeks of treatment. Patients are randomized to placebo or one of two dose levels of active drug. The primary endpoints of the study will be the same as those used in TA-301, namely, improvement in erectile function as measured by the Sexual Encounter Profile and the IIEF score. Patients are instructed to attempt sexual intercourse 30 minutes after taking avanafil, with minimal restrictions on food or alcohol consumption. REVIVE-RP will study two doses of avanafil: 100 mg and 200 mg.

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

In March of 2009, we initiated an open-label safety study (TA-314) evaluating the long-term safety and tolerability of avanafil as part of our development toward NDA submission. TA-314 has been conducted over one year in approximately 700 patients across 40 U.S. centers; patients completing either the 12-week REVIVE or REVIVE-Diabetes studies were eligible to participate in TA-314. The study is now complete and top-line results of the study are expected to be available before the end of 2010.

In total, it is estimated that the Phase 3 avanafil clinical program will enroll approximately 1,300 patients. We anticipate submitting an NDA with the FDA for avanafil in the first half of 2011.

We have entered into a Master Services Agreement and related Task Orders with Quintiles, Inc., or Quintiles, pursuant to which Quintiles will perform certain clinical research services in connection with the clinical trials for avanafil. Our aggregate payment obligations entered into during 2008 through 2010 under the agreement for services, out of pocket expenses and pass through costs totals approximately $28.7 million of which we have paid approximately $23.1 million through September 30, 2010. We have agreed to defend and indemnify Quintiles against third party claims arising from the services other than claims resulting from Quintiles’s negligence, willful misconduct, violation of law or material breach of the Master Service Agreement or a Task Order. We can terminate the agreement at any time without cause. Quintiles may terminate the agreement following our material breach of the agreement that remains uncured.

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

We have obtained the exclusive rights to patents, patent applications and other intellectual property related to MUSE through a series of license and assignment agreements with Alza Corporation, Ortho Pharmaceutical Corporation, Gene A. Voss, M.D. and Allen C. Eichler, M.D., Kjell Holmquist AB and Amsu, Ltd. These licenses and assignments are royalty bearing, requiring the Company to pay an aggregate of 2% of worldwide net sales, 1% of U.S. net sales and 1% of Canada sales of MUSE in royalties. Our obligations to pay royalties under the license and assignment agreements terminate upon a fixed date or the last to expire of the licensed or assigned patents under the agreements. Absent an extension by the issuance of any additional patents covered by the licenses, our royalty obligations are set to terminate in (1) December 2011 (2% of worldwide net sales), (2) April 2012 (1% of Canada net sales), and (3) March 2016 (1% of U.S. net sales). Either party to the agreements may terminate under certain limited circumstances, including material breach. In addition to our royalty obligations, we have agreed to defend and indemnify the licensors and assignors against third party claims arising from our use of the licensed or assigned patents, patent applications and other intellectual property. The aggregate royalties incurred were $783,000, $829,000 and $730,000 for the years ended December 31, 2009, 2008 and 2007, respectively. Other than the royalty payments, we have no other material payment obligations under these license and assignment agreements.

On October 1, 2010, we entered into a definitive asset purchase agreement with Meda to sell the rights and assets related to MUSE, the MUSE Transaction. The assets sold include the United States and foreign MUSE patents, existing inventory and the manufacturing facility located in Lakewood, New Jersey. We retained all of the liabilities associated with the pre-closing operations of the MUSE business and the accounts receivables for pre-closing MUSE sales. The transaction closed on November 5, 2010. Prior to the closing of the MUSE Transaction, we regained all of the rights to MUSE and avanafil held by Deerfield Management Company, L.P., and affiliates, and Crown Bank, N.A., or Crown. On October 15, 2010, we repaid the Crown loan in satisfaction of all obligations owed to them. As a result, the security interests and Certificate of Deposit held by Crown have been terminated in our favor. On October 21, 2010, we exercised the Option under the Deerfield OPA and satisfied all of the financial obligations under the FARA and OPA. As a result, the security interests in the collateral related to MUSE and avanafil held by the Deerfield Sub and the Deerfield Affiliates as part of the FARA and OPA have been terminated.

Under the terms of the Transaction, we received an upfront payment of $22 million upon the closing and are eligible to receive an additional $1.5 million based on future sales of MUSE, provided that certain sales milestones are reached. Meda is now responsible for the manufacturing, selling and marketing of MUSE. Meda has also assumed all post-closing expenses and liabilities associated with MUSE. We have agreed not to develop, manufacture or sell any transurethral erectile dysfunction drugs for a period of three years following the closing of the MUSE Transaction.

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

Sale of Evamist to K-V Pharmaceutical Company

On March 30, 2007, we entered into a definitive agreement with K-V, to transfer our assets and grant a sublicense of our rights under the Evamist Agreement to K-V, or the K-V Transaction. The closing of the K-V Transaction occurred on May 15, 2007. Under the terms of the K-V Transaction, upon the closing, we received an upfront payment of $10 million. On July 27, 2007, we received FDA approval of the NDA for Evamist. On August 1, 2007, we transferred and assigned the Evamist FDA submissions, and all files related thereto to K-V and on August 8, 2007, K-V paid us the additional $140 million milestone payment due upon FDA approval of the Evamist NDA. In August 2008, we assigned all of our rights and obligations under the Evamist license agreement to K-V. In connection with the K-V Transaction, in order to obtain MTPC’s blanket release of liens against our assets including the Evamist assets and intellectual property, we repaid the MTPC line of credit.

In May 2006, we announced positive results from the pivotal Phase 3 clinical trial of Evamist. The study showed a statistically significant reduction in the number and severity of moderate and severe hot flashes. We submitted the NDA for Evamist to the FDA in the third quarter of 2006 and made a $1 million clinical development milestone payment to Acrux in October 2006 under the terms of our licensing agreement, related to this submission. Upon approval of the NDA for Evamist, a $3 million product approval milestone became due and was paid to Acrux in August 2007. Under the terms of the K-V Transaction, K-V paid $1.5 million of this $3 million milestone.

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of the agreements were amended and restated on March 16, 2009, which included the addition of Deerfield PDI Financing L.P. as a Deerfield Affiliate. Under the agreements, Deerfield and its affiliates provided us with $30 million in funding, consisting of $20 million from the Funding and Royalty Agreement, or FARA, entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of our common stock. We have received all of the required payments under the FARA, or the Funding Payments. Under the FARA, we pay royalties on the current net sales of MUSE to the Deerfield Sub. The FARA has a term of 10 years.

We entered into the Option and Put Agreement with the Deerfield Affiliates and the Deerfield Sub, dated April 3, 2008, and an Amended and Restated Option and Put Agreement dated March 16, 2009, or the OPA. Pursuant to the OPA, the Deerfield Affiliates granted us an option to purchase all of the outstanding shares of common stock of the Deerfield Sub from the Deerfield Affiliates, referred to as the Option. Our obligation to pay royalties terminated upon the exercise of the Option. The base consideration for the Option exercise, or Base Option Price, was $25 million, less $2 million we paid upon closing, if the Option was exercised on or prior to the third anniversary of the execution of the OPA. The aggregate consideration payable by us upon exercise of the Option, or the Option Purchase Price, would be equal to the sum of the Base Option Price, plus: (i) the cash and cash equivalents held by the Deerfield Sub at the date of the closing of the resulting sale of the common stock of the Deerfield Sub, or the Cash Adjustment; (ii) accrued and unpaid royalties, or the Royalty Adjustment; and minus (i) the Option premium of $2 million that was paid at the closing of the transaction, or the Option Premium Adjustment ; (ii) accrued but unpaid taxes; (iii) unpaid Funding Payments; (iv) loans payable by the Deerfield Sub, or the Loan Balance Adjustment; and (v) any other outstanding liabilities of the Deerfield Sub, or the Adjusted Option Purchase Price.

In preparation for the closing of the MUSE Transaction and in accordance with the terms of the OPA, we exercised the Option and on October 21, 2010 we paid an aggregate amount totaling $27.1 million, which consisted of the Base Option Price of $25 million, less the Option Premium Adjustment of $2 million, plus the Cash Adjustment of $2.8 million and the Royalty Adjustment of $1.3 million. These payments satisfied all of the financial obligations under the FARA and OPA. As a result, all of the outstanding shares and the $2.8 million of cash of the Deerfield Sub are owned by us, all of the outstanding loans owed by the Deerfield Sub have been repaid and the security interests in the collateral related to MUSE and avanafil held by the Deerfield Sub and the Deerfield Affiliates as part of the FARA and OPA have been terminated. The payoff of the Deerfield loan results in a loss on early extinguishment of debt of approximately $6.2 million to be recognized in the financial statements for the year ending December 31, 2010.

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

Research and Development Expenses

Research and development, or R&D, expenses include license fees, related compensation, consultants’ fees, regulatory costs, facilities costs, administrative expenses related to R&D activities and clinical trial costs at other companies and research institutions under agreements that are generally cancelable, among other related R&D costs. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by clinical research organizations, or CROs, and clinical sites and include advertising for clinical trials and patient recruitment costs. These costs are recorded as a component of R&D expenses and are expensed as incurred. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of September 30, 2010, it was considered more likely than not that the Company’s deferred tax assets would not be realized. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

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

We have made and anticipate in future periods that we will scale-up and make commercial quantities of certain of our product candidates prior to the date we anticipate that such products will receive final FDA approval in the U.S. or European Medicines Agency, or EMEA, approval in the European Union, or EU (i.e., pre-launch inventories). We record pre-launch inventory once the product has attained a stage in the development process of having been subject to a Phase 3 clinical trial or its equivalent, or if a regulatory filing has been made for licensure for marketing the product and the product has a well characterized manufacturing process. In addition, we must have an internal sales forecast that includes an assessment that sales will exceed the manufacturing costs plus the expected cost to distribute the product. The scale-up and commercial production of pre-launch inventories involves the risk that such products may not be approved for marketing by the governmental agencies on a timely basis, or ever.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At September 30, 2010, all cash equivalents are invested in money market funds and U.S. Treasury securities. These accounts are recorded at cost, which approximates fair value.

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

During our quarterly impairment assessments, we determined that a decline in value of our U.S. Treasury securities was not other-than-temporary. Accordingly, we did not record any other-than-temporary impairment adjustments in the nine months ended September 30, 2010. We include any non-cash impairment charges in other-than-temporary loss on impaired securities in the condensed consolidated statements of operations.

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

We recorded $1.7 million and $4.8 million of share-based compensation expense for the quarter and nine months ended September 30, 2010, respectively, and $1.0 million and $3.1 million of share-based compensation expense for the quarter and nine months ended September 30, 2009, respectively. Share-based compensation expense is allocated among research and development and general and administrative expenses based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.

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

These types of instruments have included certain corporate bonds, mortgage-backed securities and asset-backed securities. We have no Level 3 securities as of September 30, 2010. Level 3 is comprised of unobservable inputs that are supported by little or no market activity. These instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. Level 3 may still include some observable inputs such as yield spreads derived from markets with limited activity. Level 3 financial assets include securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair Value Measurements

As of September 30, 2010, our cash and cash equivalents and available-for-sale securities measured at fair value on a recurring basis totaled $158.2 million.

All of our cash and cash equivalents and available-for-sale securities are in cash, money market instruments and U.S. Treasury securities at September 30, 2010, and these are classified as Level 1. The valuation techniques used to measure the fair values of these financial instruments were derived from quoted market prices, as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exists.

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of the agreements were amended and restated on March 16, 2009, which included the addition of Deerfield PDI Financing L.P. as a Deerfield Affiliate. Under the agreements, Deerfield and its affiliates provided us with $30 million in funding, consisting of $20 million from the Funding and Royalty Agreement, or FARA, entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of our common stock. We have received all of the required payments under the FARA, or the Funding Payments. Under the FARA, we pay royalties on the current net sales of MUSE to the Deerfield Sub. The FARA has a term of 10 years.

We entered into the Option and Put Agreement with the Deerfield Affiliates and the Deerfield Sub, dated April 3, 2008, and an Amended and Restated Option and Put Agreement dated March 16, 2009, or the OPA. Pursuant to the OPA, the Deerfield Affiliates granted us an option to purchase all of the outstanding shares of common stock of the Deerfield Sub from the Deerfield Affiliates, referred to as the Option. Our obligation to pay royalties terminated upon the exercise of the Option. The base consideration for the Option exercise, or Base Option Price, was $25 million, less $2 million we paid upon closing, if the Option was exercised on or prior to the third anniversary of the execution of the OPA. The aggregate consideration payable by us upon exercise of the Option, or the Option Purchase Price, would be equal to the sum of the Base Option Price, plus: (i) the cash and cash equivalents held by the Deerfield Sub at the date of the closing of the resulting sale of the common stock of the Deerfield Sub, or the Cash Adjustment; (ii) accrued and unpaid royalties, or the Royalty Adjustment; and minus (i) the Option premium of $2 million that was paid at the closing of the transaction, or the Option Premium Adjustment ; (ii) accrued but unpaid taxes; (iii) unpaid Funding Payments; (iv) loans payable by the Deerfield Sub, or the Loan Balance Adjustment; and (v) any other outstanding liabilities of the Deerfield Sub, or the Adjusted Option Purchase Price.

In preparation for the closing of the MUSE Transaction and in accordance with the terms of the OPA, we exercised the Option and on October 21, 2010 we paid an aggregate amount totaling $27.1 million, which consisted of the Base Option Price of $25 million, less the Option Premium Adjustment of $2 million, plus the Cash Adjustment of $2.8 million and the Royalty Adjustment of $1.3 million. These payments satisfied all of the financial obligations under the FARA and OPA. As a result, all of the outstanding shares and the $2.8 million of cash of the Deerfield Sub are owned by us, all of the outstanding loans owed by the Deerfield Sub have been repaid and the security interests in the collateral related to MUSE and avanafil held by the Deerfield Sub and the Deerfield Affiliates as part of the FARA and OPA have been terminated. The payoff of the Deerfield loan results in a loss on early extinguishment of debt of approximately $6.2 million to be recognized in the financial statements for the year ending December 31, 2010.

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

RESULTS OF OPERATIONS

Executive Overview

For the three months ended September 30, 2010, we reported a net loss of $18 million, or $0.22 net loss per share, as compared to a net loss of $21.1 million, or $0.30 net loss per share, during the same period in 2009. The decrease in net loss in the second quarter of 2010 as compared to the second quarter of 2009 primarily results from the decrease in research and development spending due to the completion of the Phase 3 clinical trials for Qnexa for the treatment of obesity, partially offset by increased general and administrative expenses, primarily due to Qnexa pre-commercialization expenses.

On October 28, 2010, we received a Complete Response Letter, or CRL, from the FDA regarding the Qnexa NDA. The FDA issued the CRL to communicate its decision that the NDA could not be approved in its present form. We intend to address the FDA’s requests for information included in the CRL and will submit a written response to the FDA. The CRL included requests for further information to help assess teratogenicity and cardiovascular safety. For teratogenicity, the FDA requested a comprehensive assessment of topiramate’s and Qnexa’s teratogenic potential. As part of our response, we plan to compile analyses integrating existing nonclinical and clinical data; available in published research for topiramate (currently marketed by Ortho-McNeil-Janssen Pharmaceuticals, Inc. as TOPAMAX and available generically from several manufacturers) and as generated by us, for Qnexa. Our response will include a risk management plan to mitigate any potential risks in women of childbearing potential. For cardiovascular safety, the FDA asked us to provide evidence that the elevation in heart rate associated with Qnexa does not increase the risk for major adverse cardiovascular events.  In our response, we plan to provide several new analyses to demonstrate Qnexa does not increase the risk for major cardiovascular events, which would include data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies. The CRL also included a request for the submission of the final study report from the two-year SEQUEL (OB-305) study. SEQUEL was a 52-week extension study for a subset of 675 patients who completed the previously reported 56-week CONQUER study. We announced top line results from the two-year SEQUEL study on September 21, 2010, and a final study report is being prepared as part of our response. Data from the SEQUEL and Sleep Apnea studies were not included in the original NDA.

The FDA also requested an integrated safety update that includes new adverse events not previously included in the NDA. Finally, the FDA stated that, if approved, Qnexa would be a Schedule IV drug due to the phentermine component. Negotiations with the FDA on final labeling and the risk management plan would be expected after our response is received. We believe we have sufficient data from existing studies with Qnexa to satisfy the FDA requests. In the CRL, no new clinical studies were requested; however, in the event that any of the FDA concerns are not alleviated by the information included in our response, additional clinical studies may be required.

On October 1, 2010, we entered into a definitive asset purchase agreement with Meda to sell the rights and assets related to MUSE, transurethral alprostadil, for the treatment of erectile dysfunction (ED), the MUSE Transaction. Meda has been our European distributor of MUSE since 2002. The assets sold in the MUSE Transaction include the United States and foreign MUSE patents, existing inventory and the manufacturing facility located in Lakewood, New Jersey. We retained all of the liabilities associated with the pre-closing operations of the MUSE business and the accounts receivables for pre-closing MUSE sales. The transaction closed on November 5, 2010. The sale of MUSE will allow us to focus on the approval and commercialization of Qnexa and the development of avanafil. Prior to the closing of the MUSE Transaction, we regained all of the rights to MUSE and avanafil held by Deerfield Management Company, L.P., and affiliates, and Crown Bank, N.A., or Crown. On October 15, 2010, in preparation for the closing of the MUSE Transaction and in accordance with the terms of the agreements with Crown, we paid $4.8 million to Crown in satisfaction of all obligations owed to them under these agreements. As a result, the security interests and Certificate of Deposit held by Crown have been terminated in our favor. Under the terms of the MUSE Transaction, we received an upfront payment of $22 million upon the closing and are eligible to receive an additional $1.5 million based on future sales of MUSE, provided that certain sales milestones are reached. Upon the closing of the MUSE Transaction, Meda is now responsible for the manufacturing, selling and marketing of MUSE. Meda has also assumed all post-closing expenses and liabilities associated with MUSE. We have agreed not to develop, manufacture or sell any transurethral erectile dysfunction drugs for a period of three years following the closing of the MUSE Transaction. The assets and liabilities and results of operations associated with MUSE have been reported as discontinued operations for all periods presented.

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of the agreements were amended and restated on March 16, 2009, which included the addition of Deerfield PDI Financing L.P. as a Deerfield Affiliate. Under the agreements, Deerfield and its affiliates provided us with $30 million in funding, consisting of $20 million from the Funding and Royalty Agreement, or FARA, entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of our common stock. We have received all of the required payments under the FARA, or the Funding Payments. Under the FARA, we pay royalties on the current net sales of MUSE to the Deerfield Sub. The FARA has a term of 10 years.

We entered into the Option and Put Agreement with the Deerfield Affiliates and the Deerfield Sub, dated April 3, 2008, and an Amended and Restated Option and Put Agreement dated March 16, 2009, or the OPA. Pursuant to the OPA, the Deerfield Affiliates granted us an option to purchase all of the outstanding shares of common stock of the Deerfield Sub from the Deerfield Affiliates, referred to as the Option. Our obligation to pay royalties terminated upon the exercise of the Option. The base consideration for the Option exercise, or Base Option Price, was $25 million, less $2 million we paid upon closing, if the Option was exercised on or prior to the third anniversary of the execution of the OPA. The aggregate consideration payable by us upon exercise of the Option, or the Option Purchase Price, would be equal to the sum of the Base Option Price, plus: (i) the cash and cash equivalents held by the Deerfield Sub at the date of the closing of the resulting sale of the common stock of the Deerfield Sub, or the Cash Adjustment; (ii) accrued and unpaid royalties, or the Royalty Adjustment; and minus (i) the Option premium of $2 million that was paid at the closing of the transaction, or the Option Premium Adjustment ; (ii) accrued but unpaid taxes; (iii) unpaid Funding Payments; (iv) loans payable by the Deerfield Sub, or the Loan Balance Adjustment; and (v) any other outstanding liabilities of the Deerfield Sub, or the Adjusted Option Purchase Price.

In preparation for the closing of the MUSE Transaction and in accordance with the terms of the OPA, we exercised the Option and on October 21, 2010 we paid an aggregate amount totaling $27.1 million, which consisted of the Base Option Price of $25 million, less the Option Premium Adjustment of $2 million, plus the Cash Adjustment of $2.8 million and the Royalty Adjustment of

$1.3 million. These payments satisfied all of the financial obligations under the FARA and OPA. As a result, all of the outstanding shares and the $2.8 million of cash of the Deerfield Sub are owned by us, all of the outstanding loans owed by the Deerfield Sub have been repaid and the security interests in the collateral related to MUSE and avanafil held by the Deerfield Sub and the Deerfield Affiliates as part of the FARA and OPA have been terminated. The payoff of the Deerfield loan results in a loss on early extinguishment of debt of approximately $6.2 million to be recognized in the financial statements for the year ending December 31, 2010.

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

Continuing operations.

Revenue. (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	2010 vs. 2009	2010	2009	2010 vs. 2009 (Decrease)
	(In thousands, except percentages)
License and other revenue	$—	$—	—%	$—	$31,395	(100)%
Total revenues	$—	$—	—%	$—	$31,395	(100)%

On March 30, 2007, we announced that we had entered into a definitive agreement with K-V, to transfer our assets and grant a sublicense of our rights under the Evamist Agreement to K-V, or the K-V Transaction. In August 2008, we assigned all of our rights and obligations under the Evamist license agreement to K-V. The closing of the K-V Transaction occurred on May 15, 2007 and on July 27, 2007 we received FDA approval of the Evamist NDA. An initial $10 million was paid at closing and $140 million was paid upon FDA approval. These payments were recorded as deferred revenue and have been recognized as revenue ratably over the 21.5-month term of the Improvement License, from August 1, 2007 to May 15, 2009. As a result, license and other revenue decreased in the first nine months of 2010 as compared to the same period last year.

Research and development. (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	2010 vs. 2009 (Decrease)	2010	2009	2010 vs. 2009 (Decrease)
	(In thousands, except percentages)
Research and development	$10,091	$17,149	(41)%	$33,878	$57,398	(41)%

Research and development expenses in the third quarter of 2010 decreased $7.1 million, or 41%, to $10.1 million, as compared to $17.1 million for the third quarter of 2009. In the third quarter of 2010, this decrease in spending was primarily due to decreases in Qnexa for obesity program spending of $6.3 million, avanafil spending of $1.3 million partially offset by net increases in other research and development expenses of $572,000.

In the nine months ended September 30, 2010, research and development expenses decreased $24 million, or 41%, to $33.9 million, as compared to $57.4 million in the same period last year. This decrease was primarily due to decreases in obesity program spending of $21.1 million and avanafil spending of $2.9 million, partially offset by other net increases in research and development related spending of $423,000, including a $131,000 incremental increase in non-cash based share-based compensation. In the nine months ended September 30, 2010, we spent $6.2 million for services provided by one clinical research organization on the Qnexa Phase 3 studies and work related to the preparation of the NDA for avanafil, which represented 18% of our research and development expenses for the period. Separately, we spent another $5.3 million for services provided by another clinical research organization on the avanafil Phase 3 studies, which represented 15% of our research and development expenses for the first nine months of 2010. In addition, we incurred $4.4 million for services provided by a third clinical research organization related to Phase 1 studies performed on our behalf, which represented 13% of our total research and development expenses for the period. Finally, we spent $4.9 million for clinical supplies and stability work performed by our sole-source manufacturer, which represented 14% of our total research and development expenses for the nine months ended September 30, 2010.

We anticipate that our research and development expenses in 2010 will decline from costs incurred in 2009. The current remaining contractual obligation for payments to our primary contract research organization, or CRO, for the Phase 3 avanafil trials totals $5.1 million, which includes amounts in accrued research and clinical expenses as of September 30, 2010. The current remaining contractual obligation for payments to our primary CRO for the Phase 3 Qnexa for obesity trials and work related to the preparation of the NDA for avanafil totals $5.6 million, which also includes amounts in accrued research and clinical expenses as of September 30, 2010. There are likely to be additional research and development expenses related to avanafil and our other investigational drug candidates under development. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies. Regardless, if we are successful in obtaining FDA regulatory approval for any new investigational drug candidates being developed through our research and development efforts, we may not recognize any significant revenue from sales of such new products, if any, for at least a year or more due to the length of time required to develop investigational drug candidates into commercially viable products.

General and administrative.(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	2010 vs. 2009 Increase	2010	2009	2010 vs. 2009 Increase
	(In thousands, except percentages)
General and administrative	$6,747	$3,447	96%	$18,661	$10,398	79%

General and administrative expenses in the three months ended September 30, 2010 of $6.7 million increased $3.3 million, or 96% as compared to the three months ended September 30, 2009. In the quarter ended September 30, 2010, this increase is primarily due to Qnexa pre-commercialization expenses of $2.7 million and an incremental increase of $561,000 in non-cash share-based compensation, as compared to the quarter ended September 30, 2009.

In the nine months ended September 30, 2010, general and administrative expenses increased $8.3 million, or 79% to $18.7 million as compared to the same period in 2009. In the nine months ended September 30, 2010, the increase is primarily due to Qnexa pre-commercialization expenses of $6.5 million and an incremental increase of $1.5 million in non-cash share-based compensation partially offset by other net increases in general and administrative expenses of $203,000, as compared to the nine months ended September 30, 2009.

We anticipate that our general and administrative expenses in 2010 will increase substantially compared to those in 2009 due to Qnexa pre-commercialization related expenses. On October 28, 2010, we received a CRL from the FDA regarding the Qnexa NDA. The FDA issued the CRL to communicate its decision that the NDA could not be approved in its present form. We intend to address the requests for information included in the CRL and will submit a written response to the FDA. As a result of the CRL, we may evaluate our spending on the pre-commercial activities for Qnexa ahead of the FDA’s decision on our written response to the CRL for Qnexa.

Interest income and expense.

Interest income for the quarter ended September 30, 2010 was $57,000, as compared to $655,000 for the quarter ended September 30, 2009 and $172,000 for the nine months ended September 30, 2010, as compared to $1.7 million for the nine months ended September 30, 2009. The decrease in interest income in the quarter and nine months ended September 30, 2010 as compared to the same periods last year is primarily due to lower investment yields in the three and nine months ended September 30, 2010 as compared to the same periods in 2009 and net realized gains of $531,000 and $828,000 in the three and nine months ended September 30, 2009, respectively. There were no net realized gains in the three and nine months ended September 30, 2010.

Interest expense for the quarter ended September 30, 2010 was $1.4 million as compared to $1.2 million during the same period last year and $4.0 million for the nine months ended September 30, 2010, as compared to $2.7 million for the nine months ended September 30, 2009. The net increase in interest expense in the quarter and nine months ended September 30, 2010 as compared to the same periods last year is primarily due to increased interest expense on the Deerfield financing.

There was no other-than-temporary loss on impaired securities in the three and nine months ended September 30, 2010 as compared to $97,000 in the three months ended September 30, 2009 and $654,000 for the nine months ended September 30, 2009. The $654,000 other-than-temporary loss primarily represents unrealized impairment losses recorded on securities that were classified as available-for-sale securities on our condensed consolidated balance sheet as of September 30, 2009. The majority of the other-than-temporary losses on impaired securities were recorded on securities obtained in late 2007 through the redemption-in-kind distribution from the Bank of America Columbia Strategic Cash Portfolio Fund. We no longer hold these securities in our portfolio.

Discontinued operations.

The income (loss) from discontinued operations reflects the reclassification of the revenues and expense related to our MUSE product line to discontinued operations. The income from discontinued operations of $183,000 during the three months ended September 30, 2010 compares to income of $148,000 during the three months ended September 30, 2009. The loss from discontinued operations of $3.2 million during the nine months ended September 30, 2010 compares to a loss of $3.0 million during the nine months ended September 30, 2009. The components of the income (loss) from discontinued operations for all periods include net revenue of MUSE, the related cost of goods sold as well as certain selling, general and administrative expenses and interest expense specific to MUSE. The income from discontinued operations in the three months ended September 30, 2010 is slightly higher than that in the three months ended September 30, 2009 primarily due to increased revenue and decreased selling, general and administrative expense partially offset by higher cost of goods sold and manufacturing expense. The increase in loss from discontinued operations in the nine months ended September 30, 2010 is primarily due to a slight increase in revenue offset by higher selling, general and administrative and cost of goods sold and manufacturing expenses.

Revenue — discontinued operations.(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	2010 vs. 2009 Increase	2010	2009	2010 vs. 2009 Increase
	(In thousands, except percentages)
United States product, net	$4,027	$3,864	4%	$8,165	$8,125	0%
International product	612	456	34%	1,875	1,525	23%
License and other revenue	116	115	1%	347	347	0%
Total revenues	$4,755	$4,435	7%	$10,387	$9,997	4%

Product revenues for the quarters ended September 30, 2010 and September 30, 2009, were $4.6 million and $4.3 million, respectively. In the nine months ended September 30, 2010 and September 30, 2009, product revenues totaled $10.0 million and $9.7 million, respectively.

U.S. product revenues in the quarter and nine months ended September 30, 2010 increased as compared to the same periods in 2009. The increases in product revenues for both periods as compared to the quarter and nine months ended September 30, 2009, were due in part to smaller quantities of U.S. units shipped offset by a nominal price increase for MUSE. In addition, in the nine months ended September 30, 2009 revenue was partially offset by both an increase in the sales allowance for pricing discounts for certain government customers of $208,000 and the allowance of $95,000 for out-of-specification production identified in the first quarter 2009. The decrease in MUSE domestic shipments is a result of fluctuations in inventory levels at the wholesale level and is not indicative of any trend.

International product revenues increased in the three and nine months ended September 30, 2010 as compared to the prior year periods. In the three months ended September 30, 2010, this increase in international product revenue is the result of an increase in shipments over the prior year period due to the timing of orders and a $96,000 incremental decrease in our international pricing reserve in the third quarter of 2010 due to a reduction in transfer prices resulting from the difference in currency exchange rates. In the nine months ended September 30, 2010 as compared to the prior year period, international revenue increased due to a slight increase in international shipments and an incremental decrease of $82,000 for the out-of-specification condition noted above for certain production lots of MUSE shipped, and by an incremental decrease of $37,000 in our international pricing reserve resulting from the difference in currency exchange rates.

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

International sales are transacted through distributors. The distribution agreements include certain milestone payments from the distributors to the Company including upon achieving established sales thresholds. License and other revenue is the recognition of deferred revenue related to these milestone payments received from our international partners. Any remaining deferred license revenue will be recognized upon the closing of the sale of MUSE.

Cost of goods sold and manufacturing — discontinued operations.(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	2010 vs. 2009 Increase	2010	2009	2010 vs. 2009 Increase
	(In thousands, except percentages)
Cost of goods sold and manufacturing	$2,978	$2,609	14%	$8,293	$8,089	3%

Cost of goods sold and manufacturing, or cost of goods sold, in the third quarter of 2010 increased $369,000, or 14%, to $3.0 million, as compared to $2.6 million for the third quarter of 2009. Cost of goods sold increased in the quarter ended September 30, 2010 as compared to the same period in 2009 primarily due to testing and component sampling related to quality assurance evaluations and the slight increase in the number of units shipped.

In the nine months ended September 30, 2010 costs of goods sold increased $204,000, or 3%, to $8.3 million, as compared to $8.1 million in the same period last year. This increase is primarily due to a slight increase in product shipped in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Research and development — discontinued operations.(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	2010 vs. 2009 Increase	2010	2009	2010 vs. 2009 Increase
	(In thousands, except percentages)
Research and development	$29	$25	16%	$640	$103	521%

Research and development expenses increased $4,000 in the third quarter of 2010, or 16%, to $29,000, as compared to $24,000 for the third quarter of 2009. In the nine months ended September 30, 2010 research and development expenses increased $537,000, or 521%, to $640,000, as compared to $103,000 in the same period last year. This increase is primarily due to the write-off of PDUFA fees paid in prior years which were determined not to be refundable from the FDA in the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Selling, general and administrative — discontinued operations.(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	2010 vs. 2009 (Decrease)	2010	2009	2010 vs. 2009 (Decrease)
	(In thousands, except percentages)
Selling, general and administrative	$1,472	$1,561	(6)%	$4,377	$4,576	(4)%

Selling, general and administrative expenses of $1.5 million in the three months ended September 30, 2010 decreased by $89,000 as compared to the three months ended September 30, 2009. In the nine months ended September 30, 2010, selling, general and administrative expenses decreased $198,000, or 4% to $4.4 million as compared to the same period in 2009. In the nine months ended September 30, 2010, the decrease is primarily due to a decrease in marketing expenses of $297,000, partially offset by net increases in selling, general and administrative expenses of $99,000 as compared to the nine months ended September 30, 2009.

Interest income and expense — discontinued operations.(Unaudited)

Interest income for the quarter ended September 30, 2010 was $3,000, as compared to $5,000 for the quarter ended September 30, 2009 and $8,000 for the nine months ended September 30, 2010, as compared to $16,000 for the nine months ended September 30, 2009. The decrease in interest income in the quarter and nine months ended September 30, 2010 as compared to the same periods last year is due to lower investment yields on the Crown Bank restricted cash certificate of deposit in the three and nine months ended September 30, 2010 as compared to the same periods in 2009.

Interest expense for the quarter ended September 30, 2010 was $92,000 as compared to $95,000 during the same period last year and $277,000 for the nine months ended September 30, 2010, as compared to $285,000 for the nine months ended September 30, 2009. The net decrease in interest expense in the quarter and nine months ended September 30, 2010 as compared to the same periods last year is primarily due to principal paydowns of the outstanding balance on the Crown Bank loan.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Available-for-sale securities. Cash, cash equivalents and available-for-sale securities totaled $158.2 million at September 30, 2010, as compared to $206.8 million at December 31, 2009. The decrease in cash, cash equivalents and available-for-sale securities of $48.6 million is the net result of cash used for operating activities partially offset by cash provided by investing and financing activities for the first nine months of 2010. Included in these amounts is $2.4 million in net proceeds from common stock option exercises and ESPP purchases.

Since inception, we have financed operations primarily from the issuance of equity securities. Through September 30, 2010, we raised $406.1 million from financing activities, received $150 million from the sale of Evamist and had an accumulated deficit of $293.6 million at September 30, 2010.

At September 30, 2010, we had $29.0 million in cash and cash equivalents and $129.2 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities, in accordance with our investment policy. At September 30, 2010, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds that invest only in U.S. Treasury securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Liabilities. Total liabilities were $40.7 million at September 30, 2010, or $2.6 million lower than at December 31, 2009. The change in total liabilities includes net decreases of $3.4 million in accounts payable, primarily due to the timing of payments, and $2.7 million in liabilities of discontinued operations (which includes reductions in accrued chargeback reserve as a result of lower wholesaler inventory levels, accrued product returns and accrued and other liabilities), partially offset by net increases of $1.9 million in accrued research and clinical expenses, primarily due to increases in avanafil related accruals in preparation for the NDA submission, and $1.5 million in accrued and other liabilities, primarily due to the accrual of interest payable on the Deerfield loan.

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

Operating Activities. Cash used in operating activities from continuing operations during the nine months ended September 30, 2010 was $51.4 million as compared to $74.3 million during the nine months ended September 30, 2009. During the first nine months of 2010, our net loss from continuing operations of $56.3 million was offset by $4.8 million in non-cash share-based compensation expense, $101,000 in depreciation expense, a $1.9 million increase in accrued research and clinical expenses, a $1.7 million decrease in prepaid expenses and other assets and a $1.5 million increase in accrued and other liabilities. These positive cash flows to our net operating loss were in turn offset by a $1.8 million increase in inventories due to the purchase of the active pharmaceutical ingredients for Qnexa and a $3.4 million decrease in accounts payable.

During the first nine months of 2009, our net loss from continuing operations of $38.0 million was offset by $3.1 million in non-cash stock based compensation expense, a $654,000 other-than-temporary loss on impaired securities, a $1.5 million increase in accrued and other liabilities and $54,000 in depreciation expense. These positive cash flows were in turn offset by the recognition of $31.4 million in revenue due to the amortization of deferred license revenue from the receipt of $150 million from K-V for the sale of Evamist, a $9.1 million decrease in accounts payable due to the timing of payments and a $967,000 decrease in accrued research and clinical expenses, primarily due to the winding down of the Qnexa for obesity development efforts.

Investing Activities. Our investing activities from continuing operations provided $37.1 million and $24.0 million in cash during the nine months ended September 30, 2010 and 2009, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities. Financing activities from continuing operations provided $2.4 million and $114.2 million during the nine months ended September 30, 2010 and 2009, respectively. In the first nine months of 2010, cash provided by financing activities included $2.2 million in net proceeds from the exercise of stock options and $215,000 from ESPP purchases. In the first nine months of 2009, the cash provided by financing activities included $102.7 million in net proceeds from the underwritten public offering of our common stock, $10 million in cash from the Deerfield financing and $2.5 million from stock option exercises and ESPP purchases, partially offset by $956,000 in principal payments under our notes payable.

Discontinued Operations

We have entered into a manufacturing agreement with a supplier to purchase alprostadil. As of September 30, 2010, our remaining commitment under this agreement was to purchase a minimum of $765,000 of product in 2011. [On November 5, 2010, we closed the MUSE transaction with Meda. Meda has assumed this purchase commitment as part of the terms of the sale of MUSE.]

Accounts receivable of discontinued operations (net of allowance for doubtful accounts) at September 30, 2010 was $2.6 million, as compared to $7.3 million at December 31, 2009. The 65% decrease in the accounts receivable balance at September 30, 2010 is primarily due to the collection of the accounts receivable outstanding at December 31, 2009 and lower net sales in the quarter ended September 30, 2010 as compared with the fourth quarter of 2009. In the fourth quarter of 2009, our largest wholesaler customer made purchases that exceed expected quarterly demand. Currently, we do not have any significant concerns related to accounts receivable or collections.

Cash provided by operating activities of discontinued operations during the nine months ended September 30, 2010 was $656,000 as compared to cash used in operating activities of discontinued operations of $1.9 million during the nine months ended September 30, 2009. The increase in cash provided by operating activities of discontinued operations during the nine months ended September 30, 2010 as compared to the prior year period was primarily the result of a higher accounts receivable balance at December 31, 2009 as compared to December 31, 2008, resulting in more cash collected in the nine months ended September 30, 2010 as compared to the prior year period and a $605,000 reduction in prepaid expenses and other current assets. Our investing activities of discontinued operations used $52,000 and $199,000 in cash during the nine months ended September 30, 2010 and 2009, respectively. The differences are due to timing of purchases of property and equipment. Financing activities of discontinued operations used $117,000 and $108,000 during the nine months ended September 30, 2010 and 2009, respectively. These amounts represent principal payments made under our Crown Bank loan in both periods.

On December 22, 2005, we purchased from our landlord our principal manufacturing facility, which was previously leased, for $7.1 million. The purchase price was funded in part by $3.3 million, which was being held by the landlord as cash collateral for renovations to the facility upon the termination of the lease and the remainder with cash. On January 4, 2006, we obtained a $5.4 million loan from Crown Bank, N.A., or Crown. The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown served as collateral for the Crown loan. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal was due on February 1, 2016. The interest rate was 7.5% for the first nine months of 2010 and 2009, respectively. On October 15, 2010, in preparation for the closing of the MUSE Transaction and in accordance with the terms of the agreements with Crown, we paid $4.8 million to Crown in satisfaction of all obligations owed to them under these agreements. As a result, the security interests and Certificate of Deposit held by Crown have been terminated in our favor.

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of the agreements were amended and restated on March 16, 2009, which included the addition of

Deerfield PDI Financing L.P. as a Deerfield Affiliate. Under the agreements, Deerfield and its affiliates provided us with $30 million in funding, consisting of $20 million from the Funding and Royalty Agreement, or FARA, entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of our common stock. We have received all of the required payments under the FARA, or the Funding Payments. Under the FARA, we pay royalties on the current net sales of MUSE to the Deerfield Sub. The FARA has a term of 10 years.

We entered into the Option and Put Agreement with the Deerfield Affiliates and the Deerfield Sub, dated April 3, 2008, and an Amended and Restated Option and Put Agreement dated March 16, 2009, or the OPA. Pursuant to the OPA, the Deerfield Affiliates granted us an option to purchase all of the outstanding shares of common stock of the Deerfield Sub from the Deerfield Affiliates, referred to as the Option. Our obligation to pay royalties terminated upon the exercise of the Option. The base consideration for the Option exercise, or Base Option Price, was $25 million, less $2 million we paid upon closing, if the Option was exercised on or prior to the third anniversary of the execution of the OPA. The aggregate consideration payable by us upon exercise of the Option, or the Option Purchase Price, would be equal to the sum of the Base Option Price, plus: (i) the cash and cash equivalents held by the Deerfield Sub at the date of the closing of the resulting sale of the common stock of the Deerfield Sub, or the Cash Adjustment; (ii) accrued and unpaid royalties, or the Royalty Adjustment; and minus (i) the Option premium of $2 million that was paid at the closing of the transaction, or the Option Premium Adjustment ; (ii) accrued but unpaid taxes; (iii) unpaid Funding Payments; (iv) loans payable by the Deerfield Sub, or the Loan Balance Adjustment; and (v) any other outstanding liabilities of the Deerfield Sub, or the Adjusted Option Purchase Price.

On October 21, 2010, we exercised the Option under the Deerfield OPA and we paid an aggregate amount totaling $27.1 million, which consisted of the Base Option Price of $25 million, less the Option Premium Adjustment of $2 million, plus the addition of the Cash Adjustment of $2.8 million and the Royalty Adjustment of $1.3 million. These payments satisfied all of the financial obligations under the FARA and OPA. As a result, all of the outstanding shares and the $2.8 million of cash of the Deerfield Sub are owned by us, all of the outstanding loans owed by the Deerfield Sub have been repaid and the security interests in the collateral related to MUSE and avanafil held by the Deerfield Sub and the Deerfield Affiliates as part of the FARA and OPA have been terminated.

On October 1, 2010, we entered into a definitive asset purchase agreement with Meda, to sell our rights and assets related to MUSE, transurethral alprostadil, for the treatment of erectile dysfunction (ED), the MUSE Transaction. Meda has been our European distributor of MUSE since 2002. The assets sold in the MUSE Transaction include the United States and foreign MUSE patents, existing inventory and the manufacturing facility located in Lakewood, New Jersey. We retained all of the liabilities associated with the pre-closing operations of the MUSE business and the accounts receivables for pre-closing MUSE sales. The transaction closed on November 5, 2010. Prior to the closing of the MUSE Transaction we regained all of the rights to MUSE and avanafil held by Deerfield Management Company, L.P., and affiliates, and Crown Bank, N.A., or Crown.

Under the terms of the MUSE Transaction, we received an upfront payment of $22 million upon the closing and are eligible to receive an additional $1.5 million based on future sales of MUSE, provided that certain sales milestones are reached. Meda is now responsible for the manufacturing, selling and marketing of MUSE. Meda has also assumed all post-closing expenses and liabilities associated with MUSE. We have agreed not to develop, manufacture or sell any transurethral erectile dysfunction drugs for a period of three years following the closing of the MUSE Transaction. The assets and liabilities and results of operations associated with MUSE have been reported as discontinued operations for all periods presented.

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

We may also be required to make further substantial expenditures if unforeseen difficulties arise in other areas of our business. In particular, our future capital and additional funding requirements will depend upon or be impacted by numerous factors, including:

•                  the timing and substance of our response to the FDA’s complete response letter;

•                  the FDA’s interpretation of the data VIVUS submits relating to teratogenicity and cardiovascular safety;

•                  the FDA’s interpretation of the data from our SEQUEL study (OB-305) and Sleep Apnea (OB-204);

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

•                  perceptions and interpretations of Qnexa or the data by outside analysts or others; and

•                  the activities of competitors.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least into 2012. However, we anticipate that we may require additional funding to continue our research and investigational drug development programs, to conduct pre-clinical studies and trials, to fund operating expenses, to pursue regulatory approvals for our investigational drug candidates, to finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, and we may require additional funding to establish additional or new manufacturing and marketing capabilities in the future, to manufacture quantities of our investigational drug candidates for approval and commercialization, or to launch a product. In particular, we expect to make other substantial payments to the inventor of Qnexa pending approval by the FDA and to MTPC, in accordance with our agreements with them in connection with the licensing of avanafil. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales. Similar to the transaction with Evamist, we may consider selling or licensing any of our products in development in order to raise additional funding. We may seek to access the public or private equity markets at any time. The sale of additional equity securities would result in additional dilution to our stockholders. We may also seek additional funding through strategic alliances, acquisitions of companies with cash balances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our investigational drug development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or investigational drug candidates and to pay royalties on future product sales. To the extent that we are unable to obtain third party funding for such expenses, we expect that increased expenses may result in future losses from operations. We are continually evaluating our existing portfolio and we may choose to divest or sell one or more of our approved products or investigational drug candidates at any time. We cannot assure you that we will successfully develop our products under development or that our products, if approved for sale, will generate revenues sufficient to enable us to earn a profit.

Contractual Obligations

The following table summarizes our contractual obligations for continuing and discontinued operations at September 30, 2010 excluding amounts already recorded on our condensed consolidated balance sheet as accounts payable, and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. This table includes our enforceable and legally binding obligations and future commitments, as well as obligations related to all contracts that we are likely to continue, regardless of the fact that they were cancelable as of September 30, 2010. These do not include milestones and assumes non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating plans, which are subject to change:

	Payments Due by Period
Contractual obligations	Total	2010 (3 months)	2011-2013	2014-2015	Thereafter
	(in thousands)
Continuing Operations:
Operating leases	$509	$170	$339	$—	$—
Other agreements	10,133	8,072	2,036	16	9
Clinical trials	13,837	11,846	1,991	—	—
Notes payable	15,255	—	15,255	—	—
Interest payable	2,536	1,170	1,366	—	—
	42,270	21,258	20,987	16	9
Discontinued Operations:
Manufacturing and other agreements	2,207	1,244	963	—	—
Notes payable	4,784	41	547	441	3,755
Interest payable	3,413	90	1,025	607	1,691
	10,404	1,375	2,535	1,048	5,446
Total contractual obligations	$52,674	$22,633	$23,522	$1,064	$5,455

Continuing Operations:

Operating Leases

In November 2006, we entered into a 30-month lease for our corporate headquarters located in Mountain View, California. The lease commenced on February 1, 2007. The base monthly rent is set at $1.85 per square foot or $26,000 per month. The lease expired on July 31, 2009. On December 16, 2008, we entered into a first amendment to this lease. Under the terms of the amended lease, we will continue to lease the office space for our corporate headquarters for a two-year period commencing on August 1, 2009 and expiring on July 31, 2011. The base monthly rent is set at $1.64 per square foot or $23,000 per month. The amended lease allows us one option to extend the term of the lease for one year from the expiration of the lease. On November 12, 2009, we entered into a second amendment to this lease. The second amendment commenced on January 1, 2010, expires on July 31, 2011 and expands the leased space. The base rent for the expansion space is set at $2.25 per square foot or $8,500 per month. The option to extend the term of the amended lease for one year from the expiration of the lease applies to this expansion space as well. In October 2010, we notified the landlord of our intent to exercise our option to extend the term of the amended lease for an additional year at market rates.

Other Agreements

Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These include obligations for research and development, general and administrative services, and media/market research contracts.

We have remaining commitments under various general and administrative services agreements totaling $2.9 million at September 30, 2010, including $1.5 million related to Leland F. Wilson’s Employment Agreement (see paragraph below). We have also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research, testing and manufacturing including animal studies and, at September 30, 2010, our remaining commitment under these agreements totaled $5.1 million. We have entered into agreements related to the pre-commercialization of Qnexa for obesity. The remaining commitments under these agreements totaled $2.1 million at September 30, 2010.

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

Clinical Trials

We have entered into various agreements with clinical consultants, investigators, clinical suppliers and clinical research organizations to perform clinical trial management and clinical studies on our behalf and, at September 30, 2010, our remaining commitment under these agreements totaled $13.8 million, which includes nearly all of the accrued research and clinical expenses of $4.3 million in the condensed consolidated balance sheet as of September 30, 2010. We make payments to these providers based upon the number of patients enrolled and the length of their participation in the trials. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

Notes Payable and Interest Payable

Deerfield Financing

On April 3, 2008, we entered into several agreements with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield Affiliates). Certain of the agreements were amended and restated on March 16, 2009, which included the addition of Deerfield PDI Financing L.P. as a Deerfield Affiliate. Under the agreements, Deerfield and its affiliates provided us with $30 million in funding, consisting of $20 million from the Funding and Royalty Agreement, or FARA, entered into with a newly incorporated subsidiary of Deerfield, or the Deerfield Sub, and $10 million from the sale of our common stock. We have received all of the required payments under the FARA, or the Funding Payments. Under the FARA, we pay royalties on the current net sales of MUSE to the Deerfield Sub. The FARA has a term of 10 years.

We entered into the Option and Put Agreement with the Deerfield Affiliates and the Deerfield Sub, dated April 3, 2008, and an Amended and Restated Option and Put Agreement dated March 16, 2009, or the OPA. Pursuant to the OPA, the Deerfield Affiliates granted us an option to purchase all of the outstanding shares of common stock of the Deerfield Sub from the Deerfield Affiliates, referred to as the Option. Our obligation to pay royalties terminated upon the exercise of the Option. The base consideration for the Option exercise, or Base Option Price, was $25 million, less $2 million we paid upon closing, if the Option was exercised on or prior to the third anniversary of the execution of the OPA. The aggregate consideration payable by us upon exercise of the Option, or the Option Purchase Price, would be equal to the sum of the Base Option Price, plus: (i) the cash and cash equivalents held by the Deerfield Sub at the date of the closing of the resulting sale of the common stock of the Deerfield Sub, or the Cash Adjustment; (ii) accrued and unpaid royalties, or the Royalty Adjustment; and minus (i) the Option premium of $2 million that was paid at the closing of the transaction, or the Option Premium Adjustment ; (ii) accrued but unpaid taxes; (iii) unpaid Funding Payments; (iv) loans payable by the Deerfield Sub, or the Loan Balance Adjustment; and (v) any other outstanding liabilities of the Deerfield Sub, or the Adjusted Option Purchase Price.

In preparation for the closing of the MUSE Transaction and in accordance with the terms of the OPA, we exercised the Option and on October 21, 2010 we paid an aggregate amount totaling $27.1 million, which consisted of the Base Option Price of $25 million, less the Option Premium Adjustment of $2 million, plus the Cash Adjustment of $2.8 million and the Royalty Adjustment of $1.3 million. These payments satisfied all of the financial obligations under the FARA and OPA. As a result, all of the outstanding shares and the $2.8 million of cash of the Deerfield Sub are owned by us, all of the outstanding loans owed by the Deerfield Sub have been repaid and the security interests in the collateral related to MUSE and avanafil held by the Deerfield Sub and the Deerfield Affiliates as part of the FARA and OPA have been terminated. The payoff of the Deerfield loan results in a loss on early extinguishment of debt of approximately $6.2 million to be recognized in the financial statements for the year ending December 31, 2010.

The above Contractual Obligations table includes estimated interest payable on the principal owing at September 30, 2010 from the Deerfield Financing based upon a 31% imputed effective interest rate whereas actual quarterly royalty payments are based upon a percentage of net MUSE sales at a rate substantially lower than the imputed effective interest rate used to calculate interest expense.

Discontinued Operations:

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

Manufacturing Agreements

In November 2002, we entered into a manufacturing agreement to purchase alprostadil from a supplier beginning in 2003 and ending in 2008. In May 2007, we amended the terms of this agreement and our remaining commitment at September 30, 2010 was to purchase a minimum total of $765,000 of product in 2011. In addition, we have entered into various other purchase commitments to support the manufacture of MUSE. The remaining commitments under these agreements totaled $637,000 at September 30, 2010.

Other Agreements

We have entered into marketing promotion and related agreements for our erectile dysfunction product, MUSE. At September 30, 2010, our remaining commitment under the MUSE agreements totaled $805,000.

Notes Payable and Interest Payable

Crown Loan

On January 4, 2006, we obtained a $5.4 million mortgage loan from Crown. The land and buildings, among other assets, located at our principal MUSE manufacturing facility, an assignment of rents and leases on the MUSE manufacturing facility, and a $700,000 Certificate of Deposit held by Crown served as collateral for these Agreements. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest are payable monthly based upon a 20-year amortization schedule and are adjusted annually at the time of the interest rate reset. All remaining principal was due on February 1, 2016. The interest rate was 7.5% and 7.5% for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, we had a principal balance of $4.8 million remaining on the Crown loan.

On October 15, 2010, in preparation for the closing of the MUSE Transaction and in accordance with the terms of the Agreements, we paid $4.8 million to Crown in satisfaction of all obligations owed to Crown under the Agreements. As a result, the security interests and Certificate of Deposit held by Crown have been terminated in our favor. We have included in the above table the estimated interest payments based upon current interest rates that we expected to make in accordance with the terms of the loan agreement at September 30, 2010, not including the 1% prepayment premium.

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

In November 2006, we were notified of certain claims by Acrux regarding the Luramist agreements. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to us related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. We asserted counterclaims against Acrux in the arbitration and sought the enforcement of our rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of VIVUS that we were in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that we were not in breach of the Luramist license agreement and that we had used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in our favor on our counter claim that Acrux had breached the Luramist license agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel ordered Acrux to turn over certain information to us that was previously withheld in violation of the agreement by Acrux. After the parties failed to agree on a new Outside Date by which we were to commence our first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. On March 30, 2010, we provided written notice to Acrux of our intent to terminate the Testosterone Agreement. On April 6, 2010, in connection with Acrux’s request for further briefing on the issue of damages in light of the our termination of the Testosterone Agreement, the Panel ordered the parties to enter into settlement discussions and to report back to the Panel no later than May 17, 2010 on whether a settlement had been reached. On May 6, 2010, the parties agreed to the terms of a settlement agreement and mutual release, or the Settlement Agreement, resolving any and all claims or potential claims in the arbitration and that may have or could have arisen from any case whatsoever, other than certain rights and obligations that survive the termination of the Testosterone Agreement or are required by the Settlement Agreement. Pursuant to the Settlement Agreement, we have transferred Luramist related assets to Acrux, including, clinical trial material, batch release documents, inventory of applicators, FDA correspondence, intellectual property and know-how and trademarks. In addition, we have ceased our clinical study program for Luramist as part of the settlement. The parties have not exchanged cash payments as a result of the settlement and termination of the Testosterone Agreement. The Panel retains jurisdiction over the matter to enforce the terms of the Settlement Agreement.

Other

On October 16, 2001, we entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational drug development program for Qnexa for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to us with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, we have paid a total of $220,000 to Dr. Najarian through September 30, 2010 and have issued him options to purchase 40,000 shares of our common stock. We are obligated under the terms of the Assignment Agreement to make a milestone payment of $1 million and issue an option to purchase 20,000 shares of our common stock to Dr. Najarian upon marketing approval by the United States Food and Drug Administration of a product for the treatment of obesity that is based upon the Combination Therapy and Patents. This assignment will require us to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that we decide not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined VIVUS as a part-time employee and currently serves as our Principal Scientist.

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

Pursuant to the terms of the Asset Purchase Agreement, the Purchase Agreement, the Company entered into with Meda AB, or Meda, to sell certain of the assets related to the MUSE business to Meda, or the Transaction, the Company agreed to indemnify Meda in connection with the representations and warranties that it made concerning its rights, liabilities and assets related to the MUSE business and its authority to enter into and consummate the Transaction. The Company also made certain covenants in the Purchase Agreement which survive the closing of the Transaction, including a three year covenant not to develop, manufacture, promote or commercialize a trans-urethral erectile dysfunction drug.

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

Market Risk and Interest Rate Risk

Our cash, cash equivalents and available-for-sale securities as of September 30, 2010 consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our board of directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates reduces the fair value of our available-for-sale securities at September 30, 2010 by approximately $463,000. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

We are also exposed to interest rate risk on the $4.8 million loan payable to Crown Bank, N.A. as of September 30, 2010. The loan is payable over a 10-year term. The interest rate is adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. The interest rate was 7.5% and 7.5% for the nine months ended September 30, 2010 and 2009, respectively. On October 15, 2010, in preparation for the closing of the MUSE Transaction and in accordance with the terms of the Agreements, we paid $4.8 million to Crown in satisfaction of all obligations owed to Crown under the Agreements. As a result, the security interests and Certificate of Deposit held by Crown have been terminated in our favor.

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

The Company and Acrux Limited through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, were parties to the Testosterone Development and Commercialization Agreement dated February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covers the Company’s investigational product candidate, Luramist, which is licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to the Company related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. The Company asserted counterclaims against Acrux in the arbitration and sought the enforcement of the Company’s rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that it was in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that the Company was not in breach of the Luramist license agreement and that the Company has used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in favor of the Company on its counter claim that Acrux had breached the Luramist license agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel ordered Acrux to turn over certain information to the Company that was previously withheld in violation of the agreement by Acrux. After the parties failed to agree on a new Outside Date by which the Company was to commence its first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. On March 30, 2010, the Company provided written notice to Acrux of its intent to terminate the Testosterone Agreement. On April 6, 2010, in connection with Acrux’s request for further briefing on the issue of damages in light of the Company’s termination of the Testosterone Agreement, the Panel ordered the parties to enter into settlement discussions and to report back to the Panel no later than May 17, 2010 on whether a settlement had been reached. On May 6, 2010, the parties agreed to the terms of a settlement agreement and mutual release, or the Settlement Agreement, resolving any and all claims or potential claims in the arbitration and that may have or could have arisen from any case whatsoever, other than certain rights and obligations that survive the termination of the Testosterone Agreement or are required by the Settlement Agreement. Pursuant to the Settlement Agreement, the Company transferred Luramist related assets to Acrux, including, clinical trial material, batch release documents, inventory of applicators, FDA correspondence, intellectual property and know-how and trademarks. In addition, the Company ceased its clinical study program for Luramist as part of the settlement. The parties did not exchange cash payments as a result of the settlement and termination of the Testosterone Agreement. The Panel retains jurisdiction over the matter to enforce the terms of the Settlement Agreement.

In January 2009, a former employee filed a U.S. Equal Employment Opportunity Commission Claim. The Notice of Charge of Discrimination was vague as to the nature and scope of the claim, merely indicating that sex discrimination and retaliation under Title VII of the Civil Rights Act is alleged. Additionally, the Company received a letter from a former employee claiming California labor code violations in connection with the former employee’s recruitment and wrongful termination. The Company has fully investigated the charges by these former employees and believes that there is no merit to these charges and that it has meritorious defenses to such charges. The Company believes the employees have no claim to additional compensation or benefits. Due to the current economic downturn, former employees may be more likely to file employment-related claims. Although there may be no merit to such claims, the Company may be required to allocate additional monetary and personnel resources to defend against these types of allegations in the future. While there can be no assurances as to the outcome of these actions, the Company does not presently believe that the allegations as stated in the complaints will have a material effect on its financial condition, results of operations, or cash flows.

The Company was informed that on November 2, 2010, two separate complaints were filed in the United States District Court, Northern District of California, alleging that the Company and certain of its executive officers violated federal securities laws in connection with the public release of data from the Company’s clinical trials for Qnexa as a treatment for obesity. The Company believes that there is no merit to the allegations in the complaints and intends to vigorously defend itself should it be served with a complaint. Although there may be no merit to such complaints, the Company may be required to allocate additional monetary and personnel resources to investigate and, if necessary, defend against the allegations in the complaints.

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

        The risk factors set forth below and elsewhere in this Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward looking words or phrases such as “may,” “will,” “believe,” “expect,” “intend,” “anticipate,” “predict,” “should,” “planned,” “continue,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) the timing and substance of our written response to the FDA’s complete response letter; (2) the FDA’s interpretation of the data we submit relating to teratogenicity and cardiovascular safety; (3) the FDA’s interpretation of the data from our SEQUEL study (OB-305) and Sleep Apnea study (OB-204); (4) that we may be required to conduct additional clinical trials; (5) our history of losses and variable quarterly results; (6) substantial competition; (7) risks related to the failure to protect our intellectual property and litigation in which we may become involved;  (8)  uncertainties of government or third party payer reimbursement (9) our reliance on sole source suppliers; (10) our limited sales and marketing efforts and our reliance on third parties; (11) failure to continue to develop innovative investigational drug candidates and drugs; (12) risks related to noncompliance with United States Food and Drug Administration, or the FDA, regulations; (13) our ability to demonstrate through clinical testing the safety and effectiveness of our clinical investigational drug candidates; (14) the timing of initiation and completion of clinical trials and submissions to the FDA; (15) the volatility and liquidity of the financial markets; (16) our liquidity and capital resources; (17) our expected future revenues, operations and expenditures; and (18) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth below.

Risks Relating to our Product Development Efforts

We face significant risks in our product development efforts.

The process of developing new drugs and/or therapeutic products is inherently complex, unpredictable, time-consuming, expensive and uncertain. We must make long-term investments and commit significant resources before knowing whether our development programs will result in products that will receive regulatory approval and achieve market acceptance. Investigational drug candidates that appear to be promising at all stages of development may not reach the market for a number of reasons that may not be predictable based on results and data of the non-clinical and clinical program. Investigational drug candidates may be found ineffective or may cause harmful side effects during clinical trials, may take longer to progress through clinical trials than had been anticipated, may not be able to achieve the pre-defined clinical endpoints due to statistical anomalies even though clinical benefit may have been achieved, may fail to receive necessary regulatory approvals, may prove impracticable to manufacture in commercial quantities at reasonable cost and with acceptable quality, or may fail to achieve market acceptance.

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

•                  the FDA position can change or be adversely impacted due to unexpected or unpredictable external circumstances;

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

We have submitted our NDA for Qnexa for the treatment of obesity to the FDA. On July 15, 2010 the Endocrinologic and Metabolic Drugs Advisory Committee of the FDA, or the Advisory Committee, voted against the following question: “Based on the current available data, do you believe the overall benefit-risk assessment of PHEN/TPM (QNEXA) is favorable to support its approval for the treatment of obesity in individuals with a BMI > 30 kg/m2 or > 27 kg/m2 with weight-related co-morbidities?”

On October 28, 2010, we received a Complete Response Letter, or CRL, from the FDA regarding the Qnexa NDA. The FDA issued the CRL to communicate its decision that the NDA could not be approved in its present form. We intend to address the FDA’s requests for information included in the CRL and will submit a written response to the FDA. The CRL included requests for further information to help assess teratogenicity and cardiovascular safety. For teratogenicity, the FDA requested a comprehensive assessment of topiramate’s and Qnexa’s teratogenic potential. As part of our written response, we plan to compile analyses integrating existing nonclinical and clinical data; available in published research for topiramate (currently marketed by Ortho-McNeil-Janssen Pharmaceuticals, Inc. as TOPAMAX and available generically from several manufacturers) and as generated by us, for Qnexa. Our response will include a risk management plan to mitigate any potential risks in women of childbearing potential. For cardiovascular safety, the FDA asked us to provide evidence that the elevation in heart rate associated with Qnexa does not increase the risk for major adverse cardiovascular events.  In our response, we plan to provide several new analyses to demonstrate Qnexa does not increase the risk for major cardiovascular events, which would include data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies. The CRL also included a request for the submission of the final study report from the two-year SEQUEL (OB-305) study. SEQUEL was a 52-week extension study for a subset of 675 patients who completed the previously reported 56-week CONQUER study. We announced top line results from the two-year SEQUEL study on September 21, 2010, and a final study report is being prepared as part of our response. Data from the SEQUEL and Sleep Apnea studies were not included in the original NDA.

The FDA also requested a safety update of any new adverse events be included in our response. Finally, the FDA stated that, if approved, Qnexa would be a Schedule IV drug due to the phentermine component. Negotiations with the FDA on final labeling and the risk management plan would be expected after our response is received. We believe we have sufficient data from existing studies with Qnexa to satisfy the FDA requests. In the CRL, no new clinical studies were requested; however, in the event that any of the FDA concerns are not alleviated by the information included in our response, additional clinical studies may be required.

There are no guarantees that our response to the FDA’s complete response letter will be sufficient to satisfy the FDA’s safety concerns, that the FDA will not require us to conduct additional clinical studies or that Qnexa will receive regulatory approval for any indication or prove to be commercially successful.

Our next most advanced investigational drug candidate, avanafil, has completed all of the large, pivotal Phase 3 clinical trials for efficacy and safety that are required for FDA approval. As part of our pre-NDA meeting with the FDA it was determined that the completion of TA-303, a study of avanafil in patients who have undergone a radical prostatectomy, would not be required prior to submission of the avanafil NDA. Recruitment for the study is ongoing and we expect to complete enrollment by the end of 2010. The final study report for TA-303 may be included as part of a supplemental filing to the avanafil NDA at a later time. All of the other avanafil Phase III studies have been completed and we anticipate filing the NDA in the first half of 2011. Notwithstanding our belief that the data collected from our three Phase 3 trials of Qnexa is promising, and even if we believe that data collected from our pre-clinical studies and clinical trials of avanafil and our other investigational drug candidates are promising and that our information and procedures regarding chemistry, manufacturing and controls are sufficient, our data may not be sufficient to support approval by the FDA or any other foreign regulatory authority.

In addition, we believe that the regulatory review of NDAs for drug candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety. In this regard, it is likely that some of our investigational drug candidates, including Qnexa and avanafil, will be subject to increased scrutiny to show adequate safety than would investigational drug candidates for more acute or life-threatening diseases, such as cancer or HIV. Recently, the FDA notified healthcare professionals that the review of additional data from a post-approval study of sibutramine indicates an increased risk of heart attack and stroke in patients with a history of cardiovascular disease using sibutramine. Meridia (sibutramine) was marketed by Abbott Laboratories; however, in October 2010, Abbott Laboratories announced it will withdraw Meridia in the U.S. at the FDA’s request.

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

We have previously announced results from two pivotal Phase 3 clinical trials for safety and efficacy of our most advanced investigational drug candidate, Qnexa, and we continue to analyze the data collected in these trials. In addition, the briefing documents prepared by us and the FDA ahead of the Advisory Committee meeting, as well as materials used during that meeting, have been made available to the public. The meeting materials contain information not previously disclosed to the public. Top-line results of an extension study, OB-305, were released in the third quarter of 2010. Consequently, it is possible that further analysis of this information and other data on Qnexa may yield information or suggest conclusions not yet known that may negatively impact our ability to obtain regulatory approval for Qnexa as a treatment for obesity or, if approved, market acceptance.

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

Qnexa is our proprietary capsule formulation investigational drug candidate containing the active ingredients phentermine and topiramate. Phentermine was approved for the short-term treatment of obesity by the FDA in 1959. Topiramate is approved for seizures (1996) and migraine prevention (2004). Published studies on topiramate reported that topiramate treatment produced weight loss. By combining these compounds, Qnexa attempts to simultaneously address excessive appetite and a high threshold for satiety, the two main mechanisms believed to impact eating behavior. Although we believe Qnexa affects the two major causes of overeating, excessive hunger and the inability to feel satisfied, we may not be correct in our assessment of the impact the combination of these two ingredients may have on weight loss or their mechanism of action. Earlier studies with Qnexa were completed using a twice-a-day dose. The twice-a-day dose and timing of the administration of the active ingredients was determined by the inventor through the treatment of patients in his private practice. We used a once-a-day formulation in our completed Phase 3 studies of Qnexa. We have completed various pharmacokinetic studies of the once-a-day formulations to characterize the pharmacokinetic profile of the once-a-day formulation of Qnexa. The FDA has also asked us to study the effects of a lower dose of Qnexa, which we did in the Phase 3 obesity trials. The recent Advisory Committee meeting on Qnexa has suggested areas that may need further review by the FDA prior to approval. While we believe we can adequately address the issues raised by the Advisory Committee and by the FDA in its CRL with the currently available data, including the data from the OB-305 extension study and the OB-204 study, there can be no assurance that we will be successful in obtaining or maintaining regulatory approval for Qnexa.

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

Pregnant women or women who planned on becoming pregnant were not eligible to participate in the Qnexa clinical trials. Women of child-bearing potential were advised to use and agreed to use two forms of birth control during the study. Patients who became pregnant during the study period were required to immediately discontinue study medication. We are aware that patients in the studies did become pregnant. They were taken off the study medication and followed through to delivery. While we did not observe any congenital malformations in those pregnancies, we anticipate the labeling for Qnexa, if approved, will contain a warning against use by women who are or are considering becoming pregnant. We might also be required to list Qnexa as a “Category X” drug. Drugs in Category X are designated as such when studies in animals or humans have demonstrated fetal abnormalities and/or there is positive evidence of human fetal risk based on adverse reaction data from investigational or marketing experience, and the risks involved in use of the drug in pregnant women clearly outweigh potential benefits. The FDA may also require us to establish a post-approval pregnancy exposure registry. The goal of pregnancy exposure registries is to provide clinically relevant human data that can be used in a product’s labeling to provide medical care providers with useful information for treating or counseling patients who are pregnant or anticipating pregnancy.

Patients in the year long Qnexa studies had a mean elevation in heart rate at the end of the 56-week studies  of 1.3, 0.6 and 1.6 beats per minute on the low, mid and top dose as compared to no change in the placebo group. Patients also had a decrease in systolic blood pressure of 3.3, 5.2 and 5.2 mmHg on the low, mid and top dose as compared to a decrease of 2.1 mmHg in the placebo group. The clinical relevance of the increase in heart rate at these levels is unknown. In the CRL, the FDA asked us to provide evidence that the elevations in heart rate associated with Qnexa do not increase the risk for major adverse cardiovascular events. We believe we can provide evidence with existing information and data analyses to show that the increase in heart rate associated with Qnexa do not increase the risk for major cardiovascular events; however, there can be no assurance that the FDA will accept or agree with the evidence we provide, that the FDA will not require us to conduct long-term cardiovascular outcomes studies or other clinical studies prior to approval, or that we will be able to rule out, to the FDA’s satisfaction, that the elevations in heart rate associated with Qnexa do not increase the risk for major adverse cardiovascular events now or in the future.

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

•                  we could be sued and held liable for injury to individuals exposed to or taking our products; and

•                  our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of Qnexa and could substantially increase the costs of commercializing our investigational drug candidates.

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

In many regions and countries where we may plan to market Qnexa, including Europe and Canada, the pricing of prescription drugs is controlled by the government or regulatory agencies. The government or regulatory agencies in these countries could determine that the pricing for Qnexa should be based on prices for its active pharmaceutical ingredients when sold separately, rather than allowing us to market Qnexa at a premium as a new drug.

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

We have in-licensed and otherwise contracted for rights to our investigational drug candidates, and we may enter into similar licenses in the future to supplement our investigational drug candidate pipeline. Under the relevant agreements, we are subject to commercialization, development, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusive rights provided therein could harm our financial condition and operating results.

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

For example, VIVUS and Acrux Limited through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, were parties to the Testosterone Development and Commercialization Agreement dated February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covers our investigational product candidate, Luramist, which is licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to us related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. We asserted counterclaims against Acrux in the arbitration and sought the enforcement of our rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that we were in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that we have used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in our favor on our counter claim that Acrux had breached the Testosterone Agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel ordered Acrux to turn over certain information to us that was previously withheld in violation of the Testosterone Agreement by Acrux. After the parties failed to agree on a new Outside Date by which we were to commence our first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. On March 30, 2010, we provided written notice to Acrux of our intent to terminate the Testosterone Agreement. On April 6, 2010, in connection with Acrux’s request for further briefing on the issue of damages in light of the our termination of the Testosterone Agreement, the Panel ordered the parties to enter into settlement discussions and to report back to the Panel no later than May 17, 2010 on whether a settlement had been reached. On May 6, 2010, the parties agreed to the terms of a settlement agreement and mutual release, or the Settlement Agreement, resolving any and all claims or potential claims in the arbitration and that may have or could have arisen from any case whatsoever, other than certain rights and obligations that survive the termination of the Testosterone Agreement or are required by the Settlement Agreement. Pursuant to the Settlement Agreement, we have transferred Luramist related assets to Acrux, including, clinical trial material, batch release documents, inventory of applicators, FDA correspondence, intellectual property and know-how and trademarks. In addition, we have ceased our clinical study program for Luramist as part of the settlement. The parties have not exchanged cash payments as a result of the settlement and termination of the Testosterone Agreement. The Panel retains jurisdiction over the matter to enforce the terms of the Settlement Agreement. Although we have now returned the rights to Luramist to Acrux and resolved the arbitration, there can be no assurance that Acrux will not pursue legal action against us for any of our continued obligations under the settlement or the provisions of the Testosterone Agreement that survive the termination. The monetary and disruption costs of this arbitration have been significant despite the favorable rulings by the Panel.

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

On October 1, 2010, we entered into a definitive asset purchase agreement with Meda to sell the rights and assets related to MUSE. The transaction closed on November 5, 2010. Under the terms of the transaction, we are eligible to receive an additional $1.5 million based on future sales of MUSE, provided that certain sales milestones are reached. There can be no guarantee that these future sales milestones will be achieved or that we will receive this additional compensation related to the sale of MUSE.

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

We may be unable to enter into favorable agreements with third parties, which could delay or impair our ability to develop and commercialize our investigational drug candidates and could increase our costs of development and commercialization. Dependence on collaborative arrangements or strategic alliances will subject us to a number of risks, including the risk that:

•                  we may not be able to control the amount, timing and quality of resources that our collaborators may devote to the investigational drug candidates;

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

The research, testing, manufacturing, selling and marketing of investigational drug candidates and approved pharmaceuticals is subject to extensive regulations by the FDA and other regulatory agencies in the United States and other countries. We cannot predict with certainty if or when we might submit for regulatory review our investigational drug candidates currently under development, except for Qnexa for which the NDA was submitted to the FDA on December 29, 2009 and for which we are currently in the process of resubmitting an NDA amendment. Even if submitted, the FDA can suspend or modify clinical studies at any time if the agency believes that the patients participating in such studies are being exposed to unacceptable health risks.

Regulatory approval is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA has substantial discretion in the drug approval process. Despite the time and expense involved, failure can occur at any stage.

On July 15, 2010 the Advisory Committee voted against the following question: “Based on the current available data, do you believe the overall benefit-risk assessment of PHEN/TPM (QNEXA) is favorable to support its approval for the treatment of obesity in individuals with a BMI > 30 kg/m2 or > 27 kg/m2 with weight-related co-morbidities?” The three co-morbidities included hypertension, diabetes and dyslipidemia. On October 28, 2010, we received a Complete Response Letter, or CRL, from the FDA regarding the Qnexa NDA. The FDA issued the CRL to communicate its decision that the NDA could not be approved in its present form. We intend to address the FDA’s requests for information included in the CRL and will submit a written response to the FDA.

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

•                  efficacy and safety of our investigational drug candidates;

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

•                  the effect of current and future healthcare laws on our investigational drug candidates;

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

We are developing Qnexa, our investigational drug candidate for the treatment of obesity, for large markets traditionally served by general and family practitioners and internists. Generalist physicians number in the several hundred thousands in the United States. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In order to adequately address these physician groups, we must establish sales and marketing collaborations or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence. We currently possess limited resources and may not be successful in developing our own sales and marketing presence or establishing sales and marketing collaborations or co-promotion arrangements on acceptable terms, if at all. We may also decide to forego any form of collaboration and develop sales and marketing capabilities on our own. We also face competition in our search for collaborators, co-promoters and sales force personnel. We may rely on third parties to develop or commercialize our investigational drug candidates. These third parties may fail to develop or effectively commercialize our investigational drug candidates because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our investigational drug candidates.

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

After regulatory approval for a product is obtained, the product is subject to continual regulatory review. Manufacturing, labeling and promotional activities are continually regulated by the FDA and equivalent foreign regulatory agencies. For example, our third party manufacturers are required to maintain satisfactory compliance with current Good Manufacturing Practices, or cGMP. If these manufacturers fail to comply with applicable regulatory requirements, our ability to manufacture, market and distribute our products may be adversely affected. In addition, the FDA could issue Warning Letters or could require the seizure or recall of products. The FDA could also impose civil penalties or require the closure of our contract manufacturing facility until cGMP compliance is satisfactorily achieved.

We obtain the necessary raw materials and components for the manufacture of Qnexa and avanafil as well as certain services, such as analytical testing packaging and labeling, from third parties. We currently contract with suppliers and service providers, including foreign manufacturers. We and these suppliers and service providers are required to follow cGMP requirements and are subject to routine and unannounced inspections by the FDA and by state and foreign regulatory agencies for compliance with cGMP requirements and other applicable regulations. Upon inspection of these facilities, the FDA or foreign regulatory agencies may find the manufacturing process or facilities are not in compliance with cGMP requirements and other regulations.

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

Sales of any future products are subject to continued governmental regulation, as well as our ability to accurately forecast demand and our ability to produce sufficient quantities to meet demand.

Sales of our future products both inside and outside the United States will be subject to regulatory requirements governing marketing approval. These requirements vary widely from country to country and could delay the introduction of our proposed products in those countries. After the FDA and international regulatory authorities approve a product, we must manufacture sufficient volumes to meet market demand. This is a process that requires accurate forecasting of market demand. There is no guarantee that there will be market demand for any future products or that we will be able to successfully manufacture or adequately support sales of any future products.

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

Current approved anti-obesity drugs include Xenical (orlistat), marketed by Roche, and phentermine. Orlistat works by inhibiting lipase, thus preventing digestion and absorption of dietary fat in the gastrointestinal tract. Meridia (sibutramine), was marketed by Abbott Laboratories; however, in October 2010, Abbott Laboratories announced that it will withdraw Meridia in the U.S. at the FDA’s request. The FDA requested the withdrawal because they believed Meridia’s risks were not justified compared with the modest weight loss that patients achieved on the drug. In January 2010, the EMEA suspended the marketing authorization of sibutramine in Europe. The impact of these changes for sibutramine on Qnexa is unknown at this time. There are several drugs in development for obesity including a drug candidate in Phase 3 clinical trials being developed by Novo Nordisk A/S and approximately 20 drug candidates in Phase 2 clinical trials by companies including Neurosearch A/S and GlaxoSmithKline, among others. Partners Takeda Pharmaceutical Company Limited and Amylin Pharmaceuticals, Inc. announced in February 2010 that they are planning late-stage testing of an anti-obesity agent. Arena Pharmaceuticals, Inc. has completed Phase 3 studies and, in December 2009, submitted an NDA with the FDA for its investigational drug candidate, lorcaserin. Orexigen Therapeutics, Inc. has completed Phase 3 studies and, in March 2010, submitted an NDA with the FDA for its investigational drug candidate, Contrave.

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

There are currently three PDE5 inhibitors approved for the treatment of erectile dysfunction in the U.S.: sildenafil, vardenafil, and tadalafil. Worldwide sales of these products were approximately $3.8 billion in 2009. Additional PDE5 inhibitors are in various stages of development by other companies. Warner-Chilcott plc has licensed the U.S. rights to udenafil, a PDE5i from Dong-A. Warner-Chilcott continues the Phase 3 development of this compound for ED. Other treatments for erectile dysfunction, or ED, exist, such as needle injection therapies, vacuum constriction devices and penile implants, and the manufacturers of these products will most likely continue to develop or improve these therapies. In November 2007, NexMed, Inc., or NexMed, announced that the NDA submitted for its ED product, Vitaros, a topically applied alprostadil cream, was accepted for review by the FDA. In February 2009, NexMed announced that they had sold the U.S. rights to Vitaros to Warner Chilcott Company, Inc. (a subsidiary of Warner Chilcott, Ltd., NASDAQ:WCRX), or Warner. Under the reported terms of the agreement, NexMed received an initial, up-front payment of $2.5 million and is eligible to receive an additional payment of $2.5 million upon Warner’s receipt of FDA approval of the NDA.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our investigational drug candidates. Our competitors may also develop drugs or surgical approaches that are more effective, more useful and less costly than ours and may also be more successful in manufacturing and marketing their products. In addition, our competitors may be more effective in commercializing their products. We currently outsource our manufacturing and therefore rely on third parties for that competitive expertise. There can be no assurance that we will be able to develop or contract for these capabilities on acceptable economic terms, or at all. On September 16, 2010, the Endocrinologic and Metabolic Advisory Committee panel met and recommended by a vote of 9 to 5 against approval of lorcaserin. On October 22, 2010 Arena Pharmaceuticals announced that the FDA, had issued a Complete Response Letter, or CRL, regarding their NDA for lorcaserin. The FDA determined that it could not approve the application in its present form. The CRL provided the opportunity to complete preclinical studies that may lead to a different recommendation. Arena intends to request a Type A meeting with the FDA to clarify its requests. December 7, 2010 has been set as the tentative date for the review of Contrave by the Endocrinologic and Metabolic Advisory Committee. The outcome of these meetings, including the recommendation or lack of recommendation and the disclosure of information contained in the meeting materials prepared by the sponsors and the FDA, prior to or during the meeting, may have an adverse impact on us.

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

The healthcare industry is undergoing fundamental changes that are the result of political, economic and regulatory influences. The levels of revenue and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payers to contain or reduce healthcare costs through various means. Reforms that have been and may be considered include mandated basic healthcare benefits, controls on healthcare spending through limitations on the increase in private health insurance premiums and the types of drugs eligible for reimbursement and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes to the healthcare delivery system. These proposals include measures that would limit or prohibit payments for some medical treatments or subject the pricing of drugs to government control and regulations changing the rebates we are required to provide. These changes could impact our ability to maximize revenues in the Federal marketplace. In addition, health care reform legislation could affect the prices of our investigational drug candidates under certain health care programs. These proposals include expanding the 340B drug pricing program to allow additional types of health care providers to purchase drugs at significant discounts and to require those discounts on inpatient drugs as well, increasing the minimum Medicaid drug rebate percentage, expanding Medicaid rebate liability to drugs purchased under Medicaid managed care contracts, increasing the Medicaid rebate on new formulations of existing drugs, and requiring Medicaid rebates to be paid on drugs provided to certain enrollees in the Medicare Part D prescription drug benefit. Due to uncertainties regarding the outcome of healthcare reform initiatives and their enactment and implementation, we cannot predict which, if any, of the reform proposals will be adopted or the effect such adoption may have on us. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of government healthcare or third party reimbursement programs will not have a material adverse effect on us. Healthcare reform is also under consideration in other countries where we currently or intend to market our product.

We expect to experience pricing pressures in connection with the sale of our investigational drug candidates, if approved, due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain reimbursement coverage for our investigational drug candidates or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed. Congress has recently enacted healthcare reform and may enact further reform, which could adversely affect the pharmaceutical industry as a whole, and therefore could have a material adverse effect on our business.

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

Federal legislation may increase the pressure to reduce prices of pharmaceutical products paid for by Medicare, which could adversely affect our future revenues, if any.

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

Natural disasters or resource shortages could disrupt our product development efforts and adversely affect results.

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

We hold various patents and patent applications in the United States and abroad targeting obesity and morbidities related to obesity including sleep apnea and diabetes and male and female sexual health among other products. Qnexa is our investigational drug candidate involving low doses of phentermine and topiramate. On June 6, 2006, the initial United States patent was issued by the USPTO. This patent contains composition, product, and other claims that should protect Qnexa, if approved, as a proprietary product for the treatment of obesity. The term of this patent extends into 2020. In January 2009, the European Patent Office granted European patent No. 1,187,603, which broadly covers Qnexa and its use as a weight loss treatment. The patent extends the intellectual property protection of Qnexa beyond the already issued patents in the United States and abroad. We are in the process of prosecuting patent applications in other countries as well, to obtain significant foreign patent coverage for both Qnexa and future generations of Qnexa. Furthermore, we have filed additional patent applications in the United States to expand the coverage that will be provided by U.S. Patent No. 7,056,890 B2. On March 9, 2010, U.S. Patent No. 7,674,776 issued with method, composition, and dosage form claims, including claims drawn to a method for treating Syndrome X, a common multisymptomatic disorder often found in obese patients, and to a method for treating side effects of obesity such as sleep apnea. On February 9, 2010, U.S. Patent No. 7,659,256 issued significantly broadenening both the method and composition-of-matter protection afforded Qnexa by our initial U.S. Patent No. 7,056,890 B2. On June 30, 2009, U.S. Patent No. 7,553,818 was issued drawn to a method for effecting weight loss by co-administration of varying doses of phentermine and topiramate. This patent also expands on the initial coverage provided by our U.S. Patent No. 7,056,890 B2. Each of these U.S. patents for Qnexa expires in 2020. The primary focus of the patent applications is on combination therapy using a sympathomimetic agent (such as phentermine) and an anticonvulsant (such as topiramate) for the treatment of obesity and other related disorders. We are aware of issued patents for the use of topiramate alone or in combination for obesity. We have worked closely with our patent counsel to put together a cogent patent strategy and are building a strong patent portfolio in an attempt to obtain exclusivity over the life of the patents.

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

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least into 2012. However, we anticipate that we will be required to obtain additional financing to fund the development of our research and development pipeline in future periods as well as to support the possible launch of any approved products. Our future capital requirements will depend upon numerous factors, including:

•                  the timing and substance of our response to the FDA’s complete response letter;

•                  the FDA’s interpretation of the data we submit relating to teratogenicity and cardiovascular safety;

•                  the FDA’s interpretation of the data from our SEQUEL study (OB-305) and Sleep Apnea study (OB-204);

•                  whether or not the FDA requires us to perform additional clinical studies for Qnexa;

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

•                  the cost, timing and outcome of litigations;

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

We have substantially less money than we need to develop our compounds into commercially available drugs. It takes many years and potentially hundreds of millions of dollars to successfully develop a pre-clinical or early clinical compound into an approved and commercially marketed drug, and our efforts may not result in any additional marketed drugs. We may need additional funds or a partner to bring our most advanced investigational drug candidate, Qnexa, to market, if ever.

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

We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful and are forced to seek the protection of bankruptcy laws. In addition, debt financing typically contains covenants that restrict operating activities. For example, our loan with Crown Bank, N.A., was secured by the land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown. Additionally, our intellectual property and all of the accounts receivable, inventory and equipment arising out of or relating to MUSE and avanafil were pledged as collateral for the Deerfield transaction, which also contained a variety of covenants, including requiring us to use commercially reasonable efforts to preserve our intellectual property, manufacture, promote and sell MUSE, and develop avanafil. Any future debt financing we enter into may involve similar or more onerous covenants that restrict our operations.

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

We have invested significant resources in the clinical development of Qnexa. We are planning for and investing significant resources now in preparation for application for marketing approval and planning for manufacture of commercial supply and sales and marketing. Our engagement in these resource-intensive activities puts significant investment at risk if we do not obtain regulatory approval and successfully commercialize Qnexa in the United States. On July 15, 2010 the Advisory Committee voted against the following question: “Based on the current available data, do you believe the overall benefit-risk assessment of PHEN/TPM (QNEXA) is favorable to support its approval for the treatment of obesity in individuals with a BMI > 30 kg/m2 or > 27 kg/m2 with weight-related co-morbidities?” The three co-morbidities included hypertension, diabetes and dyslipidemia. On October 28, 2010, we received a Complete Response Letter, or CRL, from the FDA regarding the Qnexa NDA. The FDA issued the CRL to communicate its decision that the NDA could not be approved in its present form. We intend to address the FDA’s requests for information included in the CRL and will submit a written response to the FDA.

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

At September 30, 2010, we had $29.0 million in cash and cash equivalents and $129.2 million in available-for-sale securities. While at September 30, 2010 our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by the Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies have experienced significant stock price volatility in recent years. We were informed that we have been named as a defendant in two separate class action complaints alleging violations of the federal securities laws. We have not yet been served with either complaint, but may be served and become a party to these actions in the future. Litigation often is expensive and diverts management’s attention and our financial resources, which could adversely affect our business.

We have an accumulated deficit of $293.6 million as of September 30, 2010 and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $293.6 million for the period from our inception through September 30, 2010, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

Our ability to utilize our net operating loss carryforwards to offset future taxable income may be limited.

As of December 31, 2009, we had approximately $172.0 million and $102.8 million of net operating loss, or NOL, carryforwards with which to offset our future taxable income for federal and state income tax reporting purposes, respectively. We used $121.2 million federal and $32.2 million state NOLs to offset our year ended December 31, 2007 federal and state taxable income, which included the $150 million in gain recognized from the Evamist sale. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including significant change in ownership interest. Should this occur, our future ability to use NOLs to offset taxable earnings would be limited in accordance with the Internal Revenue Code.

We may be unable to collect on our claim for reimbursement of product and establishment and NDA application fees from the FDA.

We believe we are due a refund of approximately $776,000 pursuant to Section 736(d)(1)(C) of the Federal Food, Drug and Cosmetic Act, or FDC Act from the FDA for product and establishment fees paid in 2010 on the basis that the fees paid exceed the anticipated present and future costs incurred by the FDA in conducting the process for the review of human drug applications for VIVUS, Inc. To date, we have collected $2.1 million from the FDA. We believe that we will collect this remaining refund amount from the FDA; however, should we be unable to collect on this claim, we will be required to reverse all or some part of this remaining receivables.

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

•                  costs of related litigation;

•                  substantial monetary awards to patients or other claimants; and

•                  the inability to commercialize our investigational drug candidates.

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

The market price of our common stock has been volatile and is likely to continue to be so. The market price of our common stock may fluctuate due to factors including, but not limited to:

•                  the timing and substance of our response to the FDA’s complete response letter;

•                  the FDA’s interpretation of the data we submit relating to teratogenicity and cardiovascular safety;

•                  the FDA’s interpretation of the data from our SEQUEL study (OB-305) and Sleep Apnea study (OB-204);

•                  whether or not the FDA requires us to conduct additional clinical studies for Qnexa;

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

•                  licensing, product, patent or securities litigation; and

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

We may be unable to receive the full sales consideration from the sale of the MUSE assets to Meda.

Under the terms of the Asset Purchase Agreement, the Purchase Agreement, we entered into with Meda AB, or Meda, to sell certain of the assets related to the MUSE business to Meda, or the Transaction, we received $22 million upon the closing of the Transaction. The transaction closed on November 5, 2010. We may also receive a one-time payment of $1.5 million should Meda achieve a $50 million sales milestone for MUSE in any one calendar year during any of the three full calendar years following the date of the Purchase Agreement.

Should Meda fail to achieve the sales milestone for MUSE, the potential milestone payment under the Purchase Agreement with Meda could be delayed or not occur at all.

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

Our stock price could decline significantly based on the results and timing of clinical trials and pre-clinical studies of, and decisions affecting, our most advanced investigational drug candidates.

The results and timing of clinical trials and pre-clinical studies can affect our stock price. Pre-clinical studies include experiments performed in test tubes, in animals, or in cells or tissues from humans or animals. These studies include all drug studies except those conducted in human patients, and may occur before or after initiation of clinical trials for a particular compound. Results of clinical trials and pre-clinical studies of Qnexa, avanafil or our other drug candidates may not be viewed favorably by us or third parties, including investors, analysts, potential collaborators, the academic and medical community, and regulators. The same may be true of how we design the development programs of our most advanced drug candidates and regulatory decisions (including by us or regulatory authorities) affecting those development programs. Biotechnology and biopharmaceutical company stock prices have declined significantly when such results and decisions were unfavorable or perceived negatively or when an investigational drug candidate did not otherwise meet expectations.

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Factors contributing to these fluctuations include, among other items, the timing and enrollment rates of clinical trials for our investigational drug candidates, timing of milestone payments, the timing of recognition of deferred revenue, and our need for clinical and pre-commercialization supplies. Thus, quarter-to-quarter comparisons of our operating results are not indicative of what we might expect in the future. As a result, in some future quarters our operating results may not meet the expectations of securities analysts and investors, which could result in a decline in the price of our stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The list of Exhibits as required by Item 601 of Regulation S-K.

A. EXHIBITS:

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(4)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated November 9, 2010, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated November 9, 2010, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-K filed with the Commission on April 30, 2010.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.

(5)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2010	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Senior Vice President, Finance and Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(4)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated November 9, 2010, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated November 9, 2010, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-K filed with the Commission on April 30, 2010.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996.

(5)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A (File No. 001-33389) filed with the Commission on March 28, 2007.