Form 10-Q
period 2011-03-31
VIVUS INC
filed 2011-05-06
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2011

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

At April 28, 2011, 81,888,428 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31 2011	December 31 2010*
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$31,334	$37,216
Available-for-sale securities	99,101	101,970
Inventories	3,225	3,225
Prepaid expenses and other assets	1,686	1,648
Current assets of discontinued operations	—	6
Total current assets	135,346	144,065
Property and equipment, net	188	221
Total assets	$135,534	$144,286
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,587	$2,395
Accrued research and clinical expenses	2,193	2,625
Accrued employee compensation and benefits	2,351	2,820
Accrued and other liabilities	444	932
Current liabilities of discontinued operations	3,125	3,512
Total current liabilities	9,700	12,284

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 200,000 shares authorized; 81,888 and 81,568 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	82	82
Additional paid-in capital	435,701	432,041
Accumulated other comprehensive income	29	4
Accumulated deficit	(309,978)	(300,125)
Total stockholders’ equity	125,834	132,002
Total liabilities and stockholders’ equity	$135,534	$144,286

*                    Derived from audited consolidated financial statements filed in the Company’s 2010 Annual Report on Form 10-K.

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31
	2011	2010

Operating expenses:
Research and development	$4,480	$10,211
General and administrative	5,428	5,164
Total operating expenses	9,908	15,375

Loss from operations	(9,908)	(15,375)

Interest and other income (expense):
Interest and other income, net	43	62
Interest expense	(1)	(1,295)
Total interest and other income (expense)	42	(1,233)
Loss from continuing operations before income taxes	(9,866)	(16,608)
Provision for income taxes	(1)	(1)
Net loss from continuing operations	(9,867)	(16,609)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	14	(2,209)
Net loss	$(9,853)	$(18,818)

Basic and diluted net loss per share:
Continuing operations	$(0.12)	$(0.21)
Discontinued operations	0.00	(0.02)
Net loss per share	$(0.12)	$(0.23)
Shares used in per share computation:
Basic	81,819	80,698
Diluted	84,111	80,698

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(9,867)	$(16,609)
Adjustments to reconcile net loss to net cash used for operating activities from continuing operations:
Depreciation	33	27
Share-based compensation expense	2,120	1,614
Changes in assets and liabilities:
Prepaid expenses and other assets	(38)	2,094
Accounts payable	(808)	(2,497)
Accrued research and clinical expenses	(432)	658
Accrued employee compensation and benefits	(469)	(419)
Accrued and other liabilities	(488)	(273)
Net cash used for operating activities from continuing operations	(9,949)	(15,405)
Net cash (used for) provided by operating activities from discontinued operations	(367)	2,522
Net cash used for operating activities	(10,316)	(12,883)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	—	(50)
Investment purchases	(30,826)	(50,710)
Proceeds from sale/maturity of securities	33,720	36,996
Net cash provided by (used for) investing activities from continuing operations	2,894	(13,764)
Net cash used for investing activities from discontinued operations	—	(5)
Net cash provided by (used for) investing activities	2,894	(13,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of common stock options	1,540	779
Net cash provided by financing activities from continuing operations	1,540	779
Net cash used for financing activities from discontinued operations	—	(40)
Net cash provided by financing activities	1,540	739

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,882)	(25,913)
CASH AND CASH EQUIVALENTS:
Beginning of period	37,216	40,533
End of period	$31,334	$14,620

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Management has evaluated all events and transactions that occurred after March 31, 2011 up through the date these condensed consolidated financial statements were filed. There were no events or transactions occurring during this subsequent event reporting period which require recognition in these condensed consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, as filed on March 1, 2011 with the Securities and Exchange Commission, or SEC. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements have been reclassified to conform to the current quarter presentation. On November 5, 2010, the Company completed the sale of MUSE®. As discussed in Note 2: “Discontinued Operations,” the results of operations, the assets and the liabilities related to MUSE have been reported as discontinued operations in accordance with FASB ASC topic 205, Discontinued Operations, or ASC 205. Accordingly, the assets, liabilities and results of operations related to MUSE from prior periods have been reclassified to discontinued operations.

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

2. DISCONTINUED OPERATIONS

On October 1, 2010, the Company entered into a definitive Asset Purchase Agreement with Meda AB, or Meda, to sell certain rights and assets related to MUSE, transurethral alprostadil, for the treatment of erectile dysfunction, or the MUSE Transaction. Meda has been the Company’s European distributor of MUSE since 2002. The assets sold in the MUSE Transaction include the U.S. and foreign MUSE patents, existing inventory, and the manufacturing facility located in Lakewood, New Jersey. The Company retained all of the liabilities associated with the pre-closing operations and products of the MUSE business and the accounts receivable for pre-closing MUSE sales. The transaction closed on November 5, 2010. Prior to the closing of the MUSE Transaction, the Company terminated all of the rights to MUSE and avanafil held by Deerfield Management Company, L.P. and affiliates and by Crown Bank, N. A. as collateral to the Company’s notes payable. Under the terms of the MUSE Transaction, the Company received an upfront payment of $22 million upon the closing and is eligible to receive an additional $1.5 million based on future sales of MUSE, provided that certain sales milestones are reached. Meda is now responsible for the manufacturing, selling and marketing of MUSE. Meda also assumed all post-closing expenses and liabilities associated with MUSE. The Company has agreed not to develop, manufacture or sell any transurethral erectile dysfunction drugs for a period of three years following the closing of the MUSE Transaction.

The sale of the MUSE product and certain related assets has been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented, since (i) the MUSE product and related assets have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities, (ii) the Company does not have any significant continuing involvement with the product after the close of the transaction, and (iii) the cash milestone payment to be received upon achievement of certain sales levels is considered an indirect cash flow. The assets and liabilities related to the MUSE operations are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets for all periods presented. The extinguishment of the largest liability of the discontinued operations, accrued product returns, will be settled in accordance with the returns policy by cash payments made to former customers for the return of expired MUSE product sold by VIVUS. The return window for expired MUSE product will end in 2013.

The following table presents the major classes of assets and liabilities that have been presented as assets and liabilities of discontinued operations in the condensed consolidated balance sheets (in thousands):

	March 31, 2011 (unaudited)	December 31, 2010
ASSETS
Trade accounts receivable, net	$—	$6
Total current assets of discontinued operations	$—	$6

	March 31, 2011 (unaudited)	December 31, 2010
LIABILITIES
Accounts payable	$96	$211
Accrued product returns	2,550	2,598
Accrued chargeback reserve	397	472
Accrued employee compensation and benefits	47	47
Accrued and other liabilities	35	184
Total current liabilities of discontinued operations	$3,125	$3,512

The following table presents summarized results of operations for the discontinued operations presented in the condensed consolidated statements of operations (in thousands)(unaudited):

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Operating income (loss)	$14	$(2,112)
Income (loss) before provision for income taxes	14	(2,202)
Net income (loss) from discontinued operations	$14	$(2,209)

3. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with SFAS 123R, Share-Based Payment, as codified in FASB ASC topic 718, Compensation—Stock Compensation, or ASC 718.

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three months ended March 31, 2011 and 2010 was comprised as follows (in thousands, except per share data)(unaudited):

	Three Months Ended
	March 31,
	2011	2010

Research and development	$538	$332
General and administrative	1,582	1,282
Share-based compensation expense before taxes	2,120	1,614
Related income tax benefits	—	—
Share-based compensation expense, net of taxes	$2,120	$1,614
Basic and diluted per common share	$0.03	$0.02

4. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at March 31, 2011 and December 31, 2010 are presented in the tables that follow:

As of March 31, 2011 (in thousands)(unaudited):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$27,827	$27,827	$—	$—
U.S. Treasury securities	3,507	3,507	—	—
Total cash and cash equivalents	$31,334	$31,334	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$99,072	$99,101	$29	$—
Total available-for-sale securities	$99,072	$99,101	$29	$—

As of December 31, 2010 (in thousands):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$37,216	$37,216	$—	$—
Total cash and cash equivalents	$37,216	$37,216	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$101,966	$101,970	$12	$(8)
Total available-for-sale securities	$101,966	$101,970	$12	$(8)

The following table summarizes the Company’s available-for-sale securities by the contractual maturity date as of March 31, 2011 (in thousands)(unaudited):

	Amortized Cost	Estimated Fair Value
Due within one year	$99,072	$99,101
	$99,072	$99,101

There were no net realized gains or losses on available-for-sale securities for the periods ended March 31, 2011 and 2010.

During the three months ended March 31, 2011, the Company had no sales of available-for-sale securities. In the ordinary course of business, the Company may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

At March 31, 2011, the Company did not have any cash equivalent or available-for-sale securities that were in an unrealized loss position.

At December 31, 2010, the Company had the following cash equivalent and available-for-sale securities that were in an unrealized loss position (in thousands):

	Less Than 12 Months
December 31, 2010	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$(8)	$42,822
Total	$(8)	$42,822

The gross unrealized losses reported above for December 31, 2010 were primarily caused by general fluctuations in market interest rates from the respective purchase date of these securities through the end of those periods.

As the Company presently does not intend to sell its debt securities and believes it will not likely be required to sell the securities that are in an unrealized loss position before recovery of their amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

As of March 31, 2011 and December 31, 2010, the temporary unrealized gains on cash, cash equivalents and available-for-sale securities, net of tax, of $29,000 and $4,000, respectively, were included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, FSP SFAS 115-2 and SFAS 124-4, Recognition and Presentation of Other-than-Temporary Impairments (“FSP 115-2/SFAS 124-2”) and SAB Topic 5M, Accounting for Non-current Marketable Equity Securities, as codified in FASB ASC topic 320-10, Investments—Debt and Equity Securities, or ASC 320-10, provides guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. Effective for all periods ending after June 15, 2009, it provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. At March 31, 2011 and December 31, 2010, all available-for-sale securities were invested in U.S. Treasuries.

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

The following fair value hierarchy tables present information about the Company’s assets (cash and cash equivalents, available-for-sale securities) measured at fair value on a recurring basis as of March 31, 2011 (in thousands)(unaudited):

	Basis of Fair Value Measurements
	Balance at March 31, 2011	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$27,827	$27,827	$—	$—
U.S. Treasury securities	3,507	3,507	—	—
Total cash and cash equivalents	$31,334	$31,334	$—	$—

	Basis of Fair Value Measurements
	Balance at March 31, 2011	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$99,101	$99,101	$—	$—
Total available-for-sale securities	$99,101	$99,101	$—	$—
Reported as:
Cash and cash equivalents	$31,334
Available-for-sale securities	99,101
Total	$130,435

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

As of March 31, 2011, the Company does not have any liabilities that are measured at fair value on a recurring basis.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2011.

5. INVENTORIES

Inventory balances consist of (in thousands):

	March 31, 2011
	(unaudited)	December 31, 2010
Raw materials	$3,225	$3,225

The raw materials balance at March 31, 2011 consists of the active pharmaceutical ingredients for QNEXA.

The Company has made and anticipates in future periods that it will scale-up and make commercial quantities of certain of its product candidates prior to the date it anticipates that such products will receive final FDA approval in the U.S. or European Medicines Agency, or EMA, approval in the European Union, or EU (i.e., pre-launch inventories). Pre-launch inventories are included on the condensed consolidated balance sheets once the product under review has attained a stage in the development process of having been subject to a Phase 3 clinical trial or its equivalent, or if a regulatory filing has been made for licensure for marketing the product and the product has a well characterized manufacturing process.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of March 31, 2011 and December 31, 2010, respectively, consist of (in thousands):

	March 31, 2011 (unaudited)	December 31, 2010
Refundable federal income taxes	$141	$141
Interest receivable	742	553
Prepaid insurance	550	594
Other prepaid expenses and assets	253	360
Prepaid expenses and other assets	$1,686	$1,648

7. NOTES PAYABLE

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

The agreements also provided the Company with an option to purchase, and the Deerfield Affiliates with an option to compel the Company to purchase, or put right, the Deerfield Sub holding the royalty rights. If the Company exercised its right to purchase the Deerfield Sub, the net price would be $23 million if exercised before April 3, 2011, or $26 million if exercised after April 3, 2011 but before April 3, 2012 (the purchase prices are subject to other adjustments as defined in the agreement). After April 3, 2011, the Deerfield Affiliates could have exercised the right to compel the Company to purchase the Deerfield Sub at a price of $17 million. This price could have increased up to $26 million, and the timing of the sale of the shares could have been accelerated under certain conditions including a change-in-control, sale of MUSE or avanafil, sale of major assets and the sale of securities in a transaction or a series of related transactions by the Company that exceed 20% of the Company’s outstanding common stock at the date the Option and Put Agreement was signed if at the time of the sale the Company’s market capitalization is below $300 million (each, a Major Transaction). Under these conditions, the cost of the shares of the Deerfield Sub would have been $23 million on or before April 3, 2011 and $26 million from April 3, 2011 through April 3, 2018. The sale of the shares of the Deerfield Sub could also have been accelerated if the Company’s cash, cash equivalents and available for sale securities fell below $15 million or the Company’s market capitalization fell below $50 million. The purchase prices under the put right were subject to other adjustments as defined in the agreements. If either party exercised its option, any further royalty payments would be effectively terminated. In exchange for the option right, the Company paid $2 million to the Deerfield Affiliates. The Company’s intellectual property and all of the accounts receivable, inventory and machinery and equipment arising out of or relating to MUSE and avanafil were collateral for this transaction.

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

In accordance with Emerging Issues Task Force (EITF) Issue 88-18, Sale of Future Revenues, as codified in FASB ASC 605, the FARA transaction was in substance a financing arrangement, or loan, that was repaid by the Company. The minimum repayment amount was $17 million, the amount of the unconditional put option held by the Deerfield Affiliates, plus royalties paid during the term of the agreement on sales of MUSE and, if approved, avanafil. Accordingly, the Company recorded the advances from the Deerfield Affiliates, net of the $2 million option right payment and related fees and expenses, as a loan. The Company received all of the required advances under the financing arrangement. Per the agreement, the loan amount would be lower than the contractual amounts owed if the Company exercised its call option of $23 million to $26 million, or if the Deerfield Affiliates required the Company to purchase the shares as a result of a “Major Transaction”. Using the interest method under APB Opinion No. 21, Interest on Receivables and Payables, as codified in FASB ASC topic 835, Interest, subtopic 30, Imputation of Interest or ASC 835-30, interest expense on the loan was calculated and recognized over three years, which was the estimated term of the loan based on the earliest date that the Deerfield Affiliates could require the Company to repay the amounts advanced. The Deerfield Affiliates received quarterly payments based on net sales of MUSE. The initial imputed effective annual interest rate on the financing was approximately 32% as calculated based upon quarterly advances under the FARA, up to a loan balance of $17 million, offset by the estimated quarterly royalty payments to the Deerfield Affiliates. The imputed interest rate was revised to 31% at December 31, 2009 and 33% at December 31, 2008 based on the actual royalty payments made and the timing of payments and advances in 2009 and 2008, respectively. The imputed effective interest rate was utilized for purposes of calculating the interest expense only and did not reflect the amount of royalty paid to the Deerfield Affiliates on a quarterly basis. Quarterly royalty payments were based on a percentage of net MUSE sales at a rate substantially lower than the imputed effective interest rate used to calculate interest expense.

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

On October 16, 2001, the Company entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational drug candidate development program for QNEXA for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to the Company with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, the Company has paid a total of $220,000 to Dr. Najarian through March 31, 2011 and has issued him options to purchase 40,000 shares of our common stock. The Company is obligated under the terms of the Assignment Agreement to make a milestone payment of $1 million and issue an option to purchase 20,000 shares of VIVUS’ common stock to Dr. Najarian upon marketing approval by the FDA of a product for the treatment of obesity that is based upon the Combination Therapy and Patents. The Assignment Agreement will require the Company to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that the Company decides not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined the Company as a part-time employee and currently serves as a Principal Scientist.

9. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following (in thousands)(unaudited):

	Three months ended March 31, 2011	Three months ended March 31, 2010
Net loss	$(9,853)	$(18,818)
Unrealized gain on securities, net of taxes	25	11
Total comprehensive loss	$(9,828)	$(18,807)

10. COMMITMENTS AND CONTINGENCIES

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

Future minimum lease payments under operating leases are as follows (in thousands)(unaudited):

2011	$516
2012	406
Total	$922

Other Agreements

The Company has entered into various agreements with clinical consultants and clinical research organizations to perform clinical studies on its behalf and at March 31, 2011, its remaining commitments under these agreements totaled $4.9 million. The Company has remaining commitments under various general and administrative services agreements totaling $4.2 million at March 31, 2011, including $1.5 million related to Leland F. Wilson’s Employment Agreement (see paragraph below). The Company has also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research and testing and, at March 31, 2011, its remaining commitments under these agreements totaled $3.3 million.

On December 19, 2007, the Compensation Committee of the Board of Directors of the Company approved an employment agreement, or the Employment Agreement, with Leland F. Wilson, the Company’s Chief Executive Officer. The Employment Agreement includes salary, incentive compensation, retirement benefits and length of employment, among other items, as agreed to with Mr. Wilson. The Employment Agreement had an initial term of two years commencing on the effective date, June 1, 2007, or the Effective Date. On January 23, 2009, the Compensation Committee approved an amendment to the Employment Agreement, or the Amendment, which amends the Employment Agreement. Pursuant to the Amendment, the initial term of the Employment Agreement was increased from two to three years commencing on June 1, 2007 and other relevant dates were also extended to reflect the three-year initial term. On January 21, 2011, the Compensation Committee approved the second amendment to Mr. Wilson’s Employment Agreement. Pursuant to the second amendment, the initial term of the Employment Agreement is increased to four years commencing on June 1, 2007.

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scope to certain customers, third party service providers and business partners against claims of intellectual property infringement made by third parties arising from the use of its products and to its clinical research organizations and investigator sites against liabilities incurred in connection with any third-party claim arising from the work performed on behalf of the Company, among others. Historically, costs related to these indemnification provisions have not been significant and the Company is unable to estimate the maximum potential impact of these indemnification provisions on its future results of operations.

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

Pursuant to the terms of the Asset Purchase Agreement, (see Note 2: “Discontinued Operations”), the Company entered into with Meda AB, or Meda, to sell certain of the assets related to the MUSE business to Meda, or the MUSE Transaction, the Company agreed to indemnify Meda in connection with the representations and warranties that it made concerning its rights, liabilities and assets related to the MUSE business and its authority to enter into and consummate the MUSE Transaction. The Company also made certain covenants in the Asset Purchase Agreement which survive the closing of the MUSE Transaction, including a three year covenant not to develop, manufacture, promote or commercialize a trans-urethral erectile dysfunction drug.

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

11. INCOME TAXES

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company’s analysis of all available evidence, both positive and negative, as of March 31, 2011, it was considered more likely than not that the Company’s deferred tax assets would not be realized. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it can recover its deferred tax assets.

The total gross unrecognized tax benefits as of March 31, 2011 are $1.2 million and relate to state tax exposures, of which $7,000 would affect the effective tax rate if recognized. The total unrecognized tax benefits as of March 31, 2011 include approximately $1.2 million of unrecognized tax benefits that have been netted against the related deferred tax assets.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of March 31, 2011, the Company has accrued $1,000 of interest and penalties related to unrecognized tax benefits.

The Company’s income tax return for the year ended December 31, 2007 is currently under examination by the California Franchise Tax Board. The Company’s income tax return for the years ended December 31, 2007 and 2008 are currently under examination by the Internal Revenue Service. Because the Company used net operating loss carryforwards and other tax attributes to offset its taxable income on its 2007 income tax returns for U.S. Federal and California, such attributes can be adjusted by these taxing authorities until the statute closes on the year in which such attributes were utilized. Tax years 1991 to 2009 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

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

As the Company recognized a net loss for the three months ended March 31, 2011 and 2010, all potential common equivalent shares were excluded as they were anti-dilutive. For the three months ended March 31, 2011 and 2010, 5,232,351 and 4,183,730 options outstanding, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

13. EQUITY TRANSACTIONS

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

Securities Related Class Action Lawsuits

A federal securities class action lawsuit captioned Kovtun v. Vivus, Inc., et al. is pending in the U.S. District Court, Northern District of California, which asserts claims for violations of Section 10(b) and 20(a) of the federal securities laws, purportedly relating to statements allegedly made by the Company in connection with its New Drug Application, or NDA, for QNEXA as a treatment for obesity. The essential factual allegation is that the Company and its officers misled the investing public regarding the prospects for QNEXA’s NDA approval, and the drug’s efficacy and safety. On February 2, 2011, the court granted a stipulation and order appointing a lead plaintiff and a lead counsel for the class. On February 3, 2011, the court granted a stipulation and order requiring the lead plaintiff to file any amendment to the operative complaint no later than 60 days from February 2, 2011, with the defendants’ answer or motion to dismiss to be filed no later than 60 days after plaintiffs file the amended complaint. Plaintiffs’ amended complaint was filed on April 4, 2011 and defendants’ response is due on or before June 3, 2011. Plaintiffs’ opposition to defendants’ motion to dismiss the amended complaint must be filed on or before August 2, 2011, and defendants must file their reply to the opposition on or before September 16, 2011. Discovery is stayed in the Kovtun matter pending resolution of the defendants’ motion to dismiss.

Also pending in the U.S. District Court, Northern District of California and formally related to the Kovtun matter is a shareholder derivative action captioned Turberg v. Logan, et al., which restates the allegations in Kovtun by claiming that certain of the Company’s officers and directors caused or allowed the Company to violate the federal securities laws by issuing material misrepresentations to the investing public. On February 7, 2011, the court granted a stipulation and order requiring plaintiffs to file and serve any amendment to the complaint no later than 60 days from the filing of the consolidated amended complaint in the Kovtun matter, with the defendants’ answer or motion to dismiss to be filed no later than 60 days after the court enters an order ruling on defendants’ motion to dismiss in the Kovtun matter. In the event the defendants file a motion to dismiss in the Turberg matter, the plaintiffs will have 60 days to oppose the motion and the defendants will have 45 days to reply to the plaintiffs’ opposition. The court order stayed all discovery in the Turberg matter pending resolution of the defendants’ motion to dismiss.

Additionally, three separate shareholder derivative suits were filed in California Superior Court, Santa Clara County. The allegations in these shareholder derivative suits are nearly identical to those in the Turberg federal shareholder derivative action. On February 3, 2011, the court granted a stipulation and order consolidating the three suits into the action captioned Wilkinson v. Wilson, et al. and appointing a lead plaintiff and a lead counsel for the shareholder derivative actions. The court order requires the plaintiffs to file and serve a consolidated complaint no later than 60 days from the court’s order and the parties to meet and confer on a briefing schedule for the defendants’ motion to dismiss the consolidated complaint no later than 30 days from the service of the consolidated complaint. Plaintiffs’ consolidated complaint was filed on April 4, 2011 and the parties intend to meet and confer on a briefing schedule in early May 2011.

The Company believes that the allegations in the various federal and state actions have no merit and that the Company has meritorious defenses to the claims stated in such actions. The Company intends to vigorously defend itself in the various actions. Although there may be no merit to such allegations or claims, the Company will be required to allocate monetary and personnel resources to defend itself and the officers and directors named as defendants to various lawsuits. The Company believes the disposition of the current lawsuits and claims is not likely to have a material effect on its financial condition or liquidity.

In the ordinary course of business the Company may become involved in lawsuits and subject to various claims from current and former employees including wrongful termination, sexual discrimination and employment matters. The Company was a party to a lawsuit involving a former employee, which was dismissed on procedural grounds with plaintiff being granted leave to refile certain of his state law claims. The Company has also been named as a potential defendant in a complaint filed by a former employee. The Company has investigated each of the claims and believes the allegations have no merit and that the Company has meritorious defenses to such charges. Due to the current economic downturn, employees may be more likely to file employment-related claims following termination of their employment. Employment-related claims also may be more likely following a poor performance review. Although there may be no merit to such claims or legal matters, the Company may be required to allocate additional monetary and personnel resources to defend against these type of allegations. The Company believes the disposition of the current lawsuit and claims is not likely to have a material effect on its financial condition or liquidity.

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

As of March 31, 2011, there were 8,841,319 shares subject to all options outstanding under all stock plans and 7,269,311 shares reserved for issuance under the 2010 Plan. Additionally, the average weighted exercise price of all outstanding options under all stock plans was $6.18 per share and the average weighted remaining term was 6.97 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward looking words or phrases such as “may,” “will,” “believe,” “expect,” “intend,” “anticipate,” “predict,” “should,” “planned,” “continue,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) the timing and substance of our response to the FDA’s requests from the End-of-Review meeting; (2) our response to, and continued dialogue with, the FDA relating to matters raised in the FDA’s CRL; (3) the timing and results of the retrospective observational study of fetal outcomes in infants born to mothers exposed to topiramate during pregnancy; (4) the reliability of the electronic medical claims healthcare databases used in the FORTRESS study; (5) the FDA’s interpretation of and agreement with the information VIVUS submitted relating to teratogenicity and cardiovascular safety; (6) the FDA’s interpretation of the data from our SEQUEL study (OB-305) and Sleep Apnea study (OB-204); (7) that we may be required to conduct additional prospective studies or retrospective observational studies or to provide further analysis of clinical trial data; (8) the review and questions from the European Medicines Agency, or EMA, and the Committee for Medicinal Products for Human Use, or CHMP, of the Marketing Authorization Application, or MAA, for QNEXA; (9) the results of external studies to assess the teratogenic risk of topiramate; (10) results of the REMS advisory meeting; (11) whether or not the FDA holds a second advisory committee meeting for QNEXA and, if so, the outcome of that meeting; (12) impact on future sales based on specific indication and contraindications contained in the label and extent of the REMS program; (13) our history of losses and variable quarterly results; (14) substantial competition; (15) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (16) uncertainties of government or third party payer reimbursement; (17) our reliance on sole source suppliers; (18) our limited sales and marketing efforts and our reliance on third parties; (19) failure to continue to develop innovative investigational drug candidates and drugs; (20) risks related to the failure to obtain United States Food and Drug Administration, or FDA, or foreign authority clearances or approvals and noncompliance with FDA regulations; (21) our ability to demonstrate through clinical testing the safety and effectiveness of our investigational drug candidates; (22) our dependence on the performance of our collaborative partners; (23) the timing of initiation and completion of clinical trials and submissions to the FDA; (24) the volatility and liquidity of the financial markets; (25) our liquidity and capital resources; (26) our expected future revenues, operations and expenditures; and (27) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Item 1A. Risk Factors.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter ended March 31, 2011, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

VIVUS, Inc. is a biopharmaceutical company, incorporated in 1991 as a California corporation and reincorporated in 1996 as a Delaware corporation, dedicated to the development and commercialization of therapeutic drugs for large underserved markets, including obesity and related morbidities, such as sleep apnea and diabetes and men’s sexual health. With respect to obesity, it is estimated that the potential worldwide pharmaceutical market for obesity could approach $5 billion annually. Annual sales of approved drugs for diabetes currently exceed $10 billion. There are currently no approved pharmaceutical therapies for sleep apnea; however, the sales of devices and related consumables used to treat sleep apnea exceed $2 billion annually. Annual sales of approved drugs for erectile dysfunction currently exceed $4 billion.

Currently, we have one investigational drug candidate, QNEXA, which is under review by regulators for approval as a treatment for weight loss in the U.S. and the European Union. On October 28, 2010, we received a Complete Response Letter, or CRL, regarding the New Drug Application, or NDA, for QNEXA® as a treatment for obesity. The CRL stated that in its current form, the NDA for QNEXA was not approvable. The CRL included the following areas: clinical, labeling, Risk Evaluation and Mitigation Strategy, or REMS, safety update, and drug scheduling. In the clinical section of the CRL, the Federal Drug Administration, or FDA, requested a comprehensive assessment of topiramate’s and QNEXA’s teratogenic potential including a detailed plan and strategy to evaluate and mitigate the potential teratogenic risks in women of childbearing potential taking the drug for the treatment of obesity. In addition, the FDA asked us to provide evidence that the elevation in heart rate (mean 1.6 beats per minute on the top dose) associated with QNEXA does not increase the risk for major adverse cardiovascular events. The FDA requested that we formally submit the results from the completed SEQUEL study (OB-305), a 52-week extension study for a subset of 675 patients who completed the previously reported 56-week CONQUER study. The FDA reserved the right to comment further on proposed labeling. On REMS, the FDA requested that a discussion of an already submitted REMS plan be continued after we have submitted the written response. The agency also requested a safety update of any new adverse events be submitted to the NDA. Finally, the FDA stated that if approved, QNEXA would be a Schedule IV drug due to the phentermine component. On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss the items contained in the CRL and the information we plan to include in the resubmission of the NDA for QNEXA. In anticipation of the meeting, we provided a briefing document that included comprehensive assessment of the teratogenic potential of topiramate including analyses integrating existing non-clinical and clinical data. In addition, we provided several new analyses including cardiovascular data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies to demonstrate that QNEXA does not increase the risk for major cardiovascular events. We also provided a synopsis of the final study report for the SEQUEL study. No new clinical studies were requested in the CRL. At the meeting, presentations were made on the comprehensive assessment of the teratogenic potential of topiramate and QNEXA, and evidence was presented that the increase in heart rate of 1.6 beats per minute does not increase the risk for major adverse cardiovascular events. The discussion also included elements of our proposed REMS program for QNEXA. The FDA chose to focus the meeting on the discussion of teratogenic potential for topiramate, specifically the incidence of oral clefts observed in the North American AED Pregnancy Registry and in the UK Epilepsy and Pregnancy Registry. As part of this meeting, the FDA requested that we assess the feasibility of performing a retrospective observational study utilizing existing electronic medical claims healthcare databases to review fetal outcomes, including the incidence of congenital malformations and oral cleft, in the offspring of women who received prophylaxis treatment with 100 mg of topiramate for migraine during pregnancy, or the Feasibility Assessment. We held a follow up meeting with the FDA on April 14, 2011 to discuss the Feasibility Assessment. We have reached agreement, subject to the finalization of the written protocol, with the FDA on the retrospective observational study objectives and design, primary endpoints, and eligibility criteria. The co-primary endpoints will be the relative risk of major congenital malformations and oral cleft in infants born to mothers exposed to topiramate during pregnancy as compared to a control group that was not exposed to topiramate. The retrospective observational study will be called FORTRESS, for Fetal Outcome Retrospective TopiRamate ExpoSure Study. The final indication and timing of the resubmission will be dependent upon the results of the retrospective observational study. Our goal is to resubmit the QNEXA NDA in the fourth quarter of 2011. We have confirmed with the FDA that any resubmission will be considered a Class 2 resubmission with a 6-month review goal. The FDA has also indicated that a resubmission would likely be discussed at a second advisory committee meeting. Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the QNEXA NDA. In the QNEXA studies, which included 15 offspring from women exposed to QNEXA or topiramate, there were no reports of any congenital malformations.

In addition, we have an investigational drug candidate, avanafil, to treat erectile dysfunction, or ED. We have completed the Phase 3 clinical studies for avanafil and we expect to file an NDA in the second quarter of 2011. In clinical studies, avanafil has demonstrated a fast onset of action, with full efficacy reported in some patients within 15 minutes after administration. The unique profile of avanafil suggests that the compound may be more selective than other oral phosphodiesterase type 5, or PDE5, inhibitors, potentially resulting in lower incidence of the side effects most commonly associated with PDE5 inhibitor therapies.

Our Future

Our goal is to build a successful biopharmaceutical company through the development and commercialization of innovative proprietary drugs. We intend to achieve this by:

•                  seeking regulatory approval for QNEXA for the treatment of obesity in the U.S. and the European Union;

•                  seeking regulatory approval for avanafil for the treatment of ED in the U.S. and the European Union;

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

We have funded operations primarily through private and public offerings of our common stock, through the sale of the rights to Evamist and through sales of our former product, MUSE (alprostadil). We expect to generate future net losses due to increases in operating expenses as our various investigational drug candidates are advanced through the various stages of clinical development and for pre-commercialization activities. In connection with the sale of Evamist, to date we have received an aggregate of $150 million. On November 5, 2010, we sold MUSE to Meda A.B., for which we received an upfront payment of $22 million upon the closing and are eligible to receive an additional $1.5 million based on future sales of MUSE, provided that certain sales milestones are reached. As of March 31, 2011, we have incurred a cumulative deficit of $310.0 million and expect to incur operating losses in future years.

Our Investigational Drug Candidates

Our investigational drug pipeline includes two late-stage clinical investigational drug candidates. One of these investigational drug candidates, QNEXA, has completed Phase 3 clinical trials for obesity and Phase 2 clinical trials for diabetes and obstructive sleep apnea. We submitted an NDA to the FDA for QNEXA in December 2009. On October 28, 2010, we received a CRL from the FDA regarding the QNEXA NDA stating that the NDA could not be approved in its present form. In subsequent meetings with the FDA, we have come to an agreement, subject to finalization of the written protocol, on a retrospective observational study of major congenital malformations and oral clefts, FORTRESS. The timing and final indication of the QNEXA NDA resubmission is dependent on the results of FORTRESS. In the EU, the MAA for QNEXA is currently under review through the centralized procedure. Avanafil has completed three pivotal Phase 3 trials for erectile dysfunction. Our investigational drug candidates are summarized as follows:

Drug	Indication	Status	Commercial rights
QNEXA (phentermine and topiramate CR)	Obesity	Phase 3 studies completed; NDA submitted; CRL received; MAA under review in EU	Worldwide
QNEXA (phentermine and topiramate CR)	Obstructive Sleep Apnea	Phase 2 study completed	Worldwide
QNEXA (phentermine and topiramate CR)	Diabetes	Phase 2 study completed	Worldwide
Avanafil (PDE5 inhibitor)	Erectile dysfunction	Phase 3 completed; NDA and MAA preparation and submission in progress	Worldwide license from Mitsubishi Tanabe Pharma Corporation (excluding certain Asian markets)

QNEXA for Obesity

Obesity is a chronic disease condition that affects millions of people and often requires long-term or invasive treatment to promote and sustain weight loss. In the National Health and Nutrition Examination Survey, or NHANES, conducted for 2007-2008, 68% of adults in the U.S. (72.3% of men and 64.1% of women) were classified as overweight, defined as a body mass index, or BMI >25, and 33.8% were obese (BMI >30). The percentage of American men and women classified as overweight and obese has more than doubled since 1962. Researchers fear that the percentage of American adults that are obese could climb as high as 43% in the next 10 years. Obesity is the second leading cause of preventable death in the U.S. According to a study performed by the Centers for Disease Control and Prevention, or CDC, as reported in the Journal of the American Medical Association, an estimated 112,000 excess deaths a year in the U.S. are attributable to obesity. Additionally, Americans spend more than $30 billion annually on weight-loss products and services.

QNEXA is our proprietary oral investigational drug candidate for the treatment of obesity, incorporating low doses of active ingredients from two previously approved drugs, phentermine and topiramate. We believe that by combining these compounds, QNEXA targets excessive appetite and high threshold for satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. QNEXA is a once-a-day capsule containing a proprietary formulation of controlled release phentermine and topiramate. Our first U.S. patent on QNEXA (U.S. 7,056,890 B2) and our EU patent on QNEXA (EU EP 1187603) both expire in 2020.

On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss our planned response to the CRL received on October 28, 2010, regarding the New Drug Application for QNEXA as a treatment for obesity. The CRL stated that in its current form, the NDA for QNEXA was not approvable. The CRL included the following areas: clinical, labeling, REMS, safety update, and drug scheduling. In the clinical section of the CRL, the FDA requested a comprehensive assessment of topiramate’s and QNEXA’s teratogenic potential including a detailed plan and strategy to evaluate and mitigate the potential teratogenic risks in women of childbearing potential taking the drug for the treatment of obesity. In addition, the FDA asked us to provide evidence that the elevation in heart rate (mean 1.6 beats per minute on the top dose) associated with QNEXA does not increase the risk for major adverse cardiovascular events. The FDA requested that we formally submit the results from the completed SEQUEL study (OB-305), a 52-week extension study for a subset of 675 patients who completed the previously reported 56-week CONQUER study. The FDA reserved the right to comment further on proposed labeling. On REMS, the FDA requested that a discussion of an already-submitted REMS plan be continued after we have submitted the written response. The agency also requested a safety update of any new adverse events be submitted to the NDA. Finally, the FDA stated that if approved, QNEXA would be a Schedule IV drug due to the phentermine component. In anticipation of the meeting held with the FDA on January 19, 2011, we provided a briefing document that included comprehensive assessment of the teratogenic potential of topiramate including analyses integrating existing non-clinical and clinical data. In addition, we provided several new analyses including cardiovascular data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies to demonstrate that QNEXA does not increase the risk for major cardiovascular events. We also provided a synopsis of the final study report for the SEQUEL study. No new clinical studies were requested in the CRL. At the meeting, presentations were made on the comprehensive assessment of the teratogenic potential of topiramate and QNEXA, and evidence was presented that the increase in heart rate of 1.6 beats per minute does not increase the risk for major adverse cardiovascular events. The discussion also included elements of our proposed REMS program for QNEXA. The FDA chose to focus the meeting on the discussion of teratogenic potential for topiramate. As part of this meeting, the FDA requested that we complete the Feasibility Assessment. The Feasibility Assessment is complete and in April 2011 we again met with the FDA and agreed to conduct the retrospective observational study, FORTRESS, prior to the resubmission of the QNEXA NDA. Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional studies in connection with the QNEXA NDA. In the QNEXA studies, which included 15 births from women exposed to QNEXA or topiramate, there were no reports of any congenital malformations or low birth weight.

On March 4, 2011, the FDA issued a drug safety communication informing the public of new data that show that there is an increased risk for the development of cleft lip and/or cleft palate (oral clefts) in infants born to women treated with topiramate (Topamax and generic products) during pregnancy. The communication stated that the benefits and the risks of topiramate should be carefully weighed when prescribing this drug to women of childbearing age, particularly for conditions not usually associated with permanent injury or death. The communication also indicated that alternative medications that have a lower risk of oral clefts and other adverse birth outcomes should be considered for these patients. If the decision is made to use topiramate in women of childbearing age, effective birth control should be used. Oral clefts occur in the first trimester of pregnancy before many women know they are pregnant.  Topiramate was previously classified as a Pregnancy Category C drug, which means that data from animal studies suggested potential fetal risks, but no adequate data from human clinical trials or studies were available at the time of approval. However, because of preliminary human data that show an increased risk for oral clefts, topiramate was placed in Pregnancy Category D. Pregnancy Category D means there is positive evidence of human fetal risk based on human data but the potential benefits from use of the drug in pregnant women may be acceptable in certain situations despite its risks.  The safety communication and changes in the Pregnancy Category were due in part to data from the North American Antiepileptic Drug, or NAAED, Pregnancy Registry which indicated an increased risk of oral clefts in infants born to mothers exposed to topiramate monotherapy during the first trimester of pregnancy. The prevalence of oral clefts was 1.4% (3/289) compared to a prevalence of 0.38% - 0.55% in infants born to mothers exposed to other antiepileptic drugs, or AEDs, and a purported prevalence of 0.07% in infants born to mothers without epilepsy or treatment with other AEDs. The relative risk of oral clefts in topiramate-exposed pregnancies in the NAAED Pregnancy Registry was 21.3 as compared to the risk in a background population of untreated women (95% Confidence Interval:7.9 — 57.1). The UK Epilepsy and Pregnancy Register reported a similarly increased prevalence of oral clefts (3.2%) among infants born to mothers exposed to topiramate monotherapy during pregnancy, a 16-fold increase in risk compared to the risk in their background population (0.2%).

On December 17, 2010, we filed an MAA with the EMA for QNEXA Controlled-Release Capsules in the European Union, or EU. The MAA was officially validated for the central procedure on January 19, 2011. The proposed indication in the EU is for the treatment of obesity, including weight loss and maintenance of weight loss, and should be used in conjunction with a mildly hypocaloric diet. If approved in the EU, QNEXA could be recommended for obese adult patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). In Europe, approximately 150 million adults are considered overweight or obese, and the prevalence is rising. According to EMA guidelines for medicinal products used in weight control, a demonstration of weight loss of at least 10% of baseline weight, which is at least statistically greater than that associated with placebo, is considered to be a valid primary efficacy criterion. We believe QNEXA has met this efficacy criterion set by the EMA for obesity therapies. The mean weight loss for the mid and top dose of QNEXA at the end of two years was 10.4% and 11.4%, respectively, which we believe met the efficacy benchmark described by the EMA guidelines for obesity therapies. The MAA filing is comprised of data from over 4,500 overweight or obese patients with a broad range of weight-related co-morbidities. Two-year, double-blind data from SEQUEL (OB-305) were also included in the filing to demonstrate durability of treatment response and long-term safety. The EMA’s review of QNEXA will follow their centralized marketing authorization procedure. If approved, QNEXA could receive marketing authorization in all EU member countries.

EQUIP (OB-302) AND CONQUER (0B-303) One-Year Phase 3 Studies

The QNEXA development program included two large Phase 3 randomized, double-blind, placebo-controlled, 3-arm, prospective studies across 93 centers comparing QNEXA to placebo over a 56-week treatment period. All Phase 3 studies utilized our once-a-day formulation of QNEXA, which at top dose contains 15 mg phentermine and 92 mg of a proprietary controlled release formulation of topiramate. The Phase 3 studies were designed to prospectively demonstrate the safety and efficacy of QNEXA in obese and overweight patients with different baseline characteristics. The co-primary endpoints for these studies evaluated the differences between treatments in mean percent weight loss from baseline to the end of the treatment period and the differences between treatments in the percentage of patients achieving weight loss of 5% or more. Patients were asked to follow a hypocaloric diet representing a 500-calorie/day deficit and were advised to implement a simple lifestyle modification program.

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

	ITT-LOCF					Completers
EQUIP (OB-302) 56 weeks	Placebo (n=498)	QNEXA low-dose (n=234)		QNEXA top dose (n=498)		Placebo (n=241)	QNEXA low-dose (n=138)		QNEXA top dose (n=301)
Mean weight loss (%)	1.6%	5.1	%*	11%		2.5%	7	%*	14.7	%*
Greater than or equal to 5% weight loss rate	17%	45	%*	67	%*	26%	59	%*	84	%*

ITT-LOCF: Intent-to-treat with last observation carried forward

*                                         p<0.0001 vs. placebo

The EQUIP study met the co-primary endpoints by demonstrating that patients treated with top dose and low-dose QNEXA had an average weight loss of 11% and 5.1%, respectively, as compared to weight loss of 1.6% in the placebo group (ITT-LOCF p<0.0001). Average weight loss was 37 pounds and 18 pounds with top dose QNEXA and low-dose QNEXA, respectively, as compared to 6 pounds in the placebo group. The proportion of patients losing 5% or more of their initial body weight was 67% for top dose, 45% for low-dose and 17% for placebo (ITT-LOCF p<0.0001).

The most common drug-related adverse events reported in the EQUIP study for the top dose, low-dose and placebo group were tingling of the extremities, dry mouth, altered taste, headache and constipation. A significantly greater proportion of patients completed the study on QNEXA as compared to placebo patients. Overall average completion rates were 59%, 57% and 47% for patients taking top dose QNEXA, low-dose QNEXA and placebo, respectively.

The second year-long Phase 3 trial, known as CONQUER, enrolled 2,487 overweight and obese adult patients (1,737 females and 750 males) with BMI’s from 27 kg/m2 to 45 kg/m2 and at least two co-morbid conditions, such as hypertension, dyslipidemia and type 2 diabetes. The average baseline BMI of the study population was 36.6 kg/m2 and baseline weight was 227 pounds. Patients had a 4-week dose titration period followed by 52 weeks of treatment, with patients randomized to receive once-a-day treatment with top dose QNEXA, mid dose QNEXA or placebo. Weight loss results from the study are summarized as follows:

	ITT-LOCF					Completers
CONQUER (OB 303) 56 weeks	Placebo (n=979)	QNEXA mid dose (n=488)		QNEXA top dose (n=981)		Placebo (n=564)		QNEXA mid dose (n=344)		QNEXA top dose (n=634)
Mean weight loss (%)	1.8%	8.4	%*	10.4	%*	2.4	%*	10.5	%*	13.2	%*
Greater than or equal to 5% weight loss rate	21%	62	%*	70	%*	26%		75	%*	85	%*

*                                         p<0.0001 vs. placebo

The CONQUER study also met the co-primary endpoints by demonstrating that patients treated with top dose and mid dose QNEXA had an average weight loss of 10.4% and 8.4%, respectively, as compared to weight loss of 1.8% in the placebo group (ITT-LOCF p<0.0001). Average weight loss was 30 pounds and 24 pounds with top dose QNEXA and mid dose QNEXA, respectively, as compared to 6 pounds in the placebo group. The proportion of patients losing 5% or more of their initial body weight was 70% for top dose, 62% for mid dose and 21% for placebo (ITT-LOCF p<0.0001).

The most common drug-related adverse events reported in the CONQUER study for the top dose, mid dose, and placebo group were tingling of the extremities, dry mouth, altered taste, headache and constipation. A significantly greater proportion of patients completed the study on QNEXA as compared to placebo patients. Overall average completion rates were 64%, 69%, and 57% for patients taking top dose QNEXA, mid dose QNEXA and placebo, respectively.

In April 2011, we announced that detailed results from the 56-week CONQUER study were published in The Lancet evaluating the efficacy and safety of investigational drug QNEXA in 2,487 patients across 93 sites in the U.S. Data published in the peer-reviewed journal provided an in-depth examination of QNEXA’s effects on weight loss and improvements in various weight-related co-morbidities including cardiovascular, metabolic and inflammatory risk factors.

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

Patients in the study taking the top dose of QNEXA achieved and maintained average weight loss through two years of 26 pounds (ITT-LOCF). Consistent with the first-year experience, QNEXA therapy was well tolerated, with no new or unexpected adverse events. The most common drug-related side effects seen were constipation, tingling, dry mouth, altered taste and insomnia.

Weight loss with QNEXA in SEQUEL was associated with statistically significant improvements in weight-related co-morbidities such as hypertension, dyslipidemia and diabetes. Among patients without diabetes at baseline, the incidence of new onset of type 2 diabetes was reduced by 54% and 76% (mid and top dose, respectively) as compared to placebo.

Specific SEQUEL findings include the following primary endpoints: Patients taking top and mid dose QNEXA achieved and maintained weight loss over two years of 11.4% and 10.4% of their initial body weight, respectively, as compared to placebo-treated patients with 2.5% weight loss (ITT-LOCF, p<0.0001). A majority of all patients taking QNEXA exceeded 10% weight loss, the goal established by the National Institutes of Health, or NIH, to decrease the severity of obesity-associated risk factors. The percentage of patients achieving categorical weight loss of at least 5%, 10% and 15% on both QNEXA doses was statistically significant compared to placebo:

Categorical Weight Loss (ITT-LOCF)	5%		10%		15%
Top dose	79	%*	54	%*	32	%*
Mid dose	75	%*	50	%*	24	%*
Placebo	30%		12%		7%

*                                         p<0.0001 vs placebo

Treatment-emergent serious adverse event rates in SEQUEL were low (top dose = 4.1%; mid dose = 2.6%) and similar to placebo (4%), with no drug-related serious adverse events reported.

The completion rate in SEQUEL was approximately 83% for both QNEXA doses and 86% for the placebo group. Discontinuations due to adverse events were 3.9% and 4.1% for the mid and top dose, respectively, and 2.6% for the placebo group; with no single adverse event leading to discontinuation in more than 1% of patients. Additionally, SEQUEL data confirms previous safety findings, with no reports of suicidal attempts or behavior. Depression assessments, as measured by the PHQ-9 clinical depression scale, improved from baseline for all treatment groups. The incidence of targeted medical events for sleep disorders, depression, anxiety, cardiac disorders and cognitive disorders in SEQUEL was lower than observed during the one-year CONQUER study but still higher than placebo. Similar to previously presented data, effects of QNEXA in SEQUEL on heart rate were small and seen in conjunction with improvements in blood pressure from baseline. There were no clinically relevant decreases of serum bicarbonate in QNEXA -treated patients compared to placebo in year two of SEQUEL.

Across the entire QNEXA development program (4,323 patients), including the two-year data in SEQUEL, serious cardiovascular and neurovascular adverse event rates in patients taking QNEXA were similar to placebo with a relative risk of 0.54 (95% CI: 0.29-0.98). No major congenital malformations or oral clefts were observed across the entire development program in patients taking QNEXA or placebo.

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

We completed a “Thorough QT,” or TQT, prolongation study evaluating patients taking QNEXA. The QT interval represents the time for both ventricular depolarization and repolarization to occur in the heart, and therefore roughly estimates the duration of an average ventricular action potential. If abnormally prolonged or shortened, there is a risk of developing ventricular arrhythmias. The study was completed with no QNEXA-related signal for QT prolongation. We also conducted studies evaluating cognitive and psychomotor functions in patients taking QNEXA. Patients underwent complex and extensive cognitive and psychomotor testing using validated, FDA recognized testing methodologies. There was no clinically relevant change in overall cognitive function or effect on psychomotor skills seen in patients taking QNEXA.

We have entered into a Master Services Agreement and related Task Orders with Medpace, Inc., or Medpace, pursuant to which Medpace will perform certain clinical research services in connection with the clinical trials for QNEXA and work related to the preparation of the NDA for avanafil. Our aggregate payment obligations under the agreement for services entered into during 2007 through March 31, 2011, out of pocket expenses and pass through costs total approximately $80.4 million, of which we have paid approximately $76.8 million through March 31, 2011. We have agreed to defend and indemnify Medpace against third party claims arising from the services other than claims resulting from Medpace’s negligence, willful misconduct, violation of law or material breach of the Master Service Agreement or a Task Order. We can terminate the agreement at any time without cause. Medpace may terminate the agreement following our material breach of the agreement that remains uncured.

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

In January 2010, we announced positive results from a Phase 2 study evaluating the safety and efficacy of QNEXA for the treatment of OSA. This Phase 2 study (OB-204) was a single-center, randomized, double-blind, placebo-controlled parallel group trial including 45 obese men and women (BMI 30 to 40 kg/m2 inclusive), 30 to 65 years of age with OSA (apnea-hypopnea index, or AHI, greater than or equal to 15 at baseline), who had not been treated with, or who were not compliant with continuous positive airway pressure, or CPAP, within three months of screening. Patients were randomized to placebo or top dose QNEXA. CPAP is the current standard of care treatment for the majority of patients with moderate or severe OSA, defined as an apnea-hypopnea index, or AHI, of 15 or more events per hour. Although CPAP is reported to be effective in treating OSA when properly and consistently used, compliance (as defined by use for at least 4 hours per night, on at least 70% of nights) may be as low as 50-60%.

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

QNEXA for Diabetes

Diabetes is a significant worldwide disease. Based on the fourth edition of the Diabetes Atlas published in 2009, the International Diabetes Federation estimated that in 2008 there were 285 million people with diabetes worldwide, with 27 million of those people living in the U.S. Diabetes, mostly type 2 diabetes, was projected to reach 6.6% of the world’s adult population in 2010, with almost 70% of the total in developing countries. Based on the National Diabetes Fact Sheet, 2011, the CDC estimates that nearly 26 million people in the U.S. have diabetes, mostly type 2 diabetes, and that 79 million people have pre-diabetes, a condition that puts people at increased risk of diabetes. Type 2 diabetes is characterized by inadequate response to insulin and/or inadequate secretion of insulin as blood glucose levels rise. Currently approved therapies for type 2 diabetes are directed toward correcting the body’s inadequate response with oral or injectable medications, or directly modifying insulin levels through injection of insulin or insulin analogs.

The currently approved oral medications for type 2 diabetes include insulin releasers such as glyburide, insulin sensitizers such as Actos and Avandia, inhibitors of glucose production by the liver such as metformin, DPP-IV inhibitors like Januvia, as well as Precose and Glyset, which slow the uptake of glucose from the intestine. Approved injectable medications for type 2 diabetes treatment include glucagon-like peptide-1, or GLP-1, analogs such as Liraglutide, marketed under the brand name Victoza, developed by Novo Nordisk and Exenatide, marketed under the brand name Byetta, developed by Amylin Pharmaceuticals and Eli Lilly and Company. Studies to date suggest GLP-1s improve control of blood glucose by increasing insulin secretion, delaying gastric emptying, and suppressing prandial glucagon secretion. Clinical studies have reported that patients treated with GLP-1s have reported weight loss of approximately 6 to 8 pounds.

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

In December 2008, we announced the results of our DM-230 diabetes study, a 56-week, Phase 2 clinical trial in 130 type 2 diabetics conducted at ten sites in the U.S. Patients treated with QNEXA had a reduction in hemoglobin A1c of 1.6%, from 8.8% to 7.2%, as compared to 1.1% from 8.5% to 7.4% in the placebo group (ITT LOCF p=0.0381) at 56 weeks. Patients in the study were actively managed according to American Diabetes Association, or ADA, standards of care with respect to diabetes medications and lifestyle modification. For patients treated with placebo, increases in the number and doses of concurrent anti-diabetic medications were required to bring about the observed reduction in HbA1c. By contrast, concurrent anti-diabetic medications were reduced over the course of the trial in patients treated with QNEXA (p<0.05).

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

The worldwide sales in 2010 of PDE5 inhibitor products for the treatment of ED were in excess of $4.1 billion, including approximately $1.9 billion in sales of Viagra, approximately $1.7 billion in sales of Cialis and over $500 million in estimated sales of Levitra. Based on increased use of PDE5i’s, as evidenced by increasing annual sales of PDE5 inhibitors, we believe the market for PDE5 inhibitors will continue to grow.

Avanafil is an oral PDE5 inhibitor investigational drug candidate that we licensed from Tanabe Seiyaku Co., Ltd., or Tanabe, in 2001. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or MTPC. Our U.S. patent on avanafil (U.S. 6,656,935) expires in 2020.

We have exclusive worldwide development and commercialization rights for avanafil with the exception of China, South Korea, North Korea, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Vietnam and the Philippines.

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

•                  Full efficacy, as measured by successful intercourse (SEP3), was reported by some avanafil patients on all three dose levels within 15 minutes;

•                  All FDA-defined primary endpoints were met across all three doses of avanafil; and

•                  There were no reported drug-related serious adverse events in the study.

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

We completed a Phase 1 “Thorough QT”, or TQT, study evaluating 100 mg and 800 mg of avanafil compared to placebo and a known positive control. The study was successfully completed with no concern associated with QT prolongation.

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

•                  Successful intercourse was achieved as early as 15 minutes after dosing in some patients;

•                  Avanafil was well tolerated as evidenced by a low rate of discontinuations due to adverse events (2.8%);

•                  The most common side effects reported were headache (5.6%), flushing (3.5%), nasopharyngitis (3.4%) and nasal congestion (2.1%); and

•                  There were no drug-related serious adverse events reported in the study.

Enrollment in the TA-303 study was completed late in 2010. In October 2010, we held a pre-NDA meeting with the FDA and discussed our NDA filing for avanafil without the inclusion of TA-303. The FDA agreed that we may submit the NDA for avanafil prior to the completion of the TA-303 study. It is our intent to submit the results of the TA-303 study to the FDA once it is complete. We have been informed by the FDA that the submission of the TA-303 study results subsequent to our NDA filing will not impact the timing of their decision concerning the approvability of avanafil for other populations.

We have entered into a Master Services Agreement and related Task Orders with Quintiles, Inc., or Quintiles, pursuant to which Quintiles will perform certain clinical research services in connection with the clinical trials for avanafil. Our aggregate payment obligations entered into during 2008 through March 31, 2011under the agreement for services, out of pocket expenses and pass through costs total approximately $29.2 million, of which we have paid approximately $25.6 million through March 31, 2011. We have agreed to defend and indemnify Quintiles against third party claims arising from the services other than claims resulting from Quintiles’s negligence, willful misconduct, violation of law or material breach of the Master Service Agreement or a Task Order. We can terminate the agreement at any time without cause. Quintiles may terminate the agreement following our material breach of the agreement that remains uncured.

MUSE for Erectile Dysfunction

In 1997, we commercially launched MUSE in the U.S. MUSE was the first minimally invasive therapy for erectile dysfunction approved by the FDA. On October 1, 2010, we entered into a definitive Asset Purchase Agreement with Meda AB, or Meda, to sell certain rights and assets related to MUSE, transurethral alprostadil, for the treatment of erectile dysfunction, or the MUSE Transaction. Meda had been our European distributor of MUSE since 2002. The assets sold in the MUSE Transaction include the U.S. and foreign MUSE patents, existing inventory, and the manufacturing facility located in Lakewood, New Jersey. We retained all of the liabilities associated with the pre-closing operations and products of the MUSE business and the accounts receivables for pre-closing MUSE sales. The transaction closed on November 5, 2010. Prior to the closing of the MUSE Transaction, we regained all of the rights to MUSE and avanafil held by Deerfield Management Company, L.P., and affiliates, and Crown Bank, N.A., or Crown.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of March 31, 2011, it was considered more likely than not that the Company’s deferred tax assets would not be realized. However, should there be a change in our ability to recover our deferred tax assets; we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At March 31, 2011, all cash equivalents are invested in money market funds and U.S. Treasury securities. These accounts are recorded at fair value.

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

We recorded $2.1 million and $1.6 million of share-based compensation expense from continuing operations for the quarters ended March 31, 2011 and 2010, respectively. Share-based compensation expense is allocated among research and development, general and administrative expenses and discontinued operations based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.

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

These types of instruments have included certain corporate bonds, mortgage-backed securities and asset-backed securities. We had no Level 3 securities as of March 31, 2011 or December 31, 2010. Level 3 is comprised of unobservable inputs that are supported by little or no market activity. These instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. Level 3 may still include some observable inputs such as yield spreads derived from markets with limited activity. Level 3 financial assets include securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair Value Measurements

As of March 31, 2011, our cash and cash equivalents and available-for-sale securities measured at fair value on a recurring basis totaled $130.4 million.

All of our cash and cash equivalents and available-for-sale securities are in cash, money market instruments and U.S. Treasury securities at March 31, 2011, and these are classified as Level 1. The valuation techniques used to measure the fair values of these financial instruments were derived from quoted market prices, as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exists.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements Disclosures, which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The adoption of this statement effective January 1, 2010 did not materially expand our condensed consolidated financial statement footnote disclosures.

RESULTS OF OPERATIONS

Executive Overview

For the quarter ended March 31, 2011, we reported a net loss of $9.9 million, or $0.12 net loss per share, as compared to a net loss of $18.8 million, or $0.23 net loss per share during the same period in 2010. The decreased net loss in the quarter ended March 31, 2011, as compared to the quarter ended March 31, 2010, was primarily attributable to reduced research and development spending on QNEXA for obesity and avanafil for erectile dysfunction and decreases in net loss from discontinued operations due to the sale of MUSE and interest expense due to the payoff of the Deerfield loan, both of which took place in the fourth quarter of 2010.

On October 28, 2010, we received a Complete Response Letter, or CRL, from the FDA regarding the QNEXA NDA. The FDA issued the CRL to communicate its decision that the NDA could not be approved in its present form. On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss the items contained in the CRL and the information we plan to include in the resubmission. In anticipation of the meeting, we provided a briefing document that included comprehensive assessment of the teratogenic potential of topiramate including analyses integrating existing non-clinical and clinical data. In addition, we provided several new analyses including cardiovascular data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies to demonstrate that QNEXA does not increase the risk for major cardiovascular events. We also provided a synopsis of the final study report for the SEQUEL study. No new clinical studies were requested in the CRL. At the meeting, presentations were made on the comprehensive assessment of the teratogenic potential of topiramate and QNEXA, and evidence was presented that the increase in heart rate of 1.6 beats per minute does not increase the risk for major adverse cardiovascular events. The discussion also included elements of our proposed REMS program for QNEXA. The FDA chose to focus the meeting on the discussion of teratogenic potential for topiramate, specifically the incidence of oral clefts observed in the North American AED Pregnancy Registry and in the UK Epilepsy and Pregnancy Registry. As part of this meeting the FDA requested that we assess the feasibility of performing a retrospective observational study utilizing existing electronic medical claims healthcare databases to review fetal outcomes, including the incidence of congenital malformations and oral cleft, in the offspring of women who received prophylaxis treatment with 100 mg of topiramate for migraine during pregnancy, or the Feasibility Assessment. In the QNEXA studies, which included 15 births from women exposed to QNEXA or topiramate, there were no reports of any congenital malformations or low birth weight. We met with the FDA in April 2011 to discuss the Feasibility Assessment. We have reached agreement, subject to the finalization of the written protocol, with the FDA on the retrospective observational study objectives and design, primary endpoints, and eligibility criteria. The co-primary endpoints will be the relative risk of major congenital malformations and oral cleft in the offspring of women exposed to topiramate during pregnancy as compared to a control group that was not exposed to topiramate. The retrospective observational study will be called FORTRESS, for Fetal Outcome Retrospective TopiRamate ExpoSure Study. Our goal is to resubmit the QNEXA NDA in the fourth quarter of 2011.  The final indication and timing of the resubmission will be dependent upon the results of FORTRESS. Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional studies in connection with the QNEXA NDA.

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

Continuing operations

Research and development. (Unaudited)

	Three Months Ended March 31,			%
	2011	2010	(Decrease)	Change
	(In thousands, except percentages)
Research and development	$4,480	$10,211	$(5,731)	(56)%

Research and development expenses in the first quarter of 2011 decreased $5.7 million, or 56%, to $4.5 million, as compared to $10.2 million for the first quarter of 2010. This decrease in spending in the first quarter of 2011 was primarily due to lower spending for QNEXA for obesity of $3.3 million due to the completion of pivotal Phase 3 studies and for avanafil of $2.5 million also due to the completion of pivotal Phase 3 studies, partially offset by other net research and development spending increases of $43,000, as compared to the first quarter of 2010.

In the three months ended March 31, 2011, we spent $631,000 for services provided by one clinical research organization on the QNEXA Phase 3 studies, which represented 14% of our research and development expenses for the quarter, as compared to $1.5 million in the three months ended March 31, 2010, which represented 15% of our research and development expenses for that quarter. Separately, we spent another $650,000 for services provided by another clinical research organization on the avanafil Phase 3 studies, which represented 15% of our research and development expenses for the first quarter of 2011, as compared to $2.5 million in the three months ended March 31, 2010, which represented 24% of our research and development expenses for that quarter. In the three months ended March 31, 2010, we also incurred $1 million for services provided by a third clinical research organization related to Phase I studies performed on our behalf, which represented 10% of our total research and development expenses for that quarter and $1.7 million for clinical supplies and formulation work performed by our sole-source manufacturer, which represented 17% of our total research and development expenses for that quarter.

We anticipate that our research and development expenses in 2011 will be significantly lower than expenses incurred in 2010 due to the completion of the pivotal Phase 3 studies for QNEXA and avanafil. The current remaining contractual obligation for payments to our primary contract research organization, or CRO, for the Phase 3 avanafil trials totals $1.6 million, which includes amounts in accrued research and clinical expenses as of March 31, 2011. The current remaining contractual obligation for payments to our primary CRO for the Phase 3 QNEXA for obesity trials and work related to the preparation of the NDA for avanafil totals $970,000, which also includes amounts in accrued research and clinical expenses as of March 31, 2011. There are likely to be additional research and development expenses related to avanafil and our other investigational drug candidates under development. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies. Regardless, if we are successful in obtaining FDA regulatory approval for any new investigational drug candidates being developed through our research and development efforts, we do not expect to recognize revenue from sales of such new drugs, if any, for at least a year or more due to the length of time required to develop investigational drug candidates into commercially viable products.

General and administrative. (Unaudited)

	Three Months Ended March 31,			%
	2011	2010	Increase	Change
	(In thousands, except percentages)
General and administrative	$5,428	$5,164	$264	5%

General and administrative expenses in the three months ended March 31, 2011 of $5.4 million increased $264,000, or 5%, from $5.2 million in the three months ended March 31, 2010, primarily due to an increase of $300,000 in non-cash share-based compensation in the quarter ended March 31, 2011.

On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss its requests in the CRL for QNEXA and our planned resubmission of the NDA for QNEXA. In April 2011, we held a meeting with the FDA and agreed to conduct a retrospective observational study of fetal outcomes, FORTRESS, prior to the resubmission of the QNEXA NDA. This study will take several months to complete. As a result, we may defer spending on the pre-commercial activities for QNEXA. Ultimately, our general and administrative expenses in 2011 will depend upon the timing and outcome of the FDA’s decision on QNEXA, although at this time we do not anticipate a significant increase in these expenses as compared to 2010.

Interest income and expense.

Interest and other income, net for the quarter ended March 31, 2011 was $43,000 as compared to $62,000 for the quarter ended March 31, 2010. The decrease in interest and other income in the quarter ended March 31, 2011 as compared to the same period last year was largely due to lower cash balances and lower interest rates, year-over-year, on our cash, cash equivalents and available-for-sale securities.

Interest expense for the quarter ended March 31, 2011 was $1,000 as compared to $1.3 million during the same period last year. The outstanding balance on the Deerfield loan was paid off in the fourth quarter of 2010.

Provision for income taxes

In the quarter ended March 31, 2011, we recorded a provision for income taxes of $1,000. Our income tax return for the year ended December 31, 2007 is currently under examination by the California Franchise Tax Board. Based on the progress of the audit to date, we believe adjustments may be made in early years that will reduce tax attributes available to offset tax due in 2007. Therefore, we increased our unrecognized tax benefits to $7,000 for the year ended December 31, 2010. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of our provision for income taxes. In the quarter ended March 31, 2010, we recorded a provision for income taxes of $1,000.

Discontinued operations

Revenue. (Unaudited)

	Three Months Ended March 31,			%
	2011	2010	(Decrease)	Change
	(In thousands, except percentages)
United States product, net	$—	$1,102	$(1,102)	(100)%
International product	—	514	(514)	(100)%
License and other revenue	—	116	(116)	(100)%
Total revenues	$—	$1,732	$(1,732)	(100)%

Total revenue for the quarter ended March 31, 2010 was $1.7 million. On November 5, 2010, we completed the sale of our only revenue-generating product, MUSE, to Meda AB.

Cost of goods sold and manufacturing-discontinued operations. (Unaudited)

	Three Months Ended March 31,			%
	2011	2010	(Decrease)	Change
	(In thousands, except percentages)

Cost of goods sold and manufacturing	$—	$2,411	$(2,411)	(100)%

Cost of goods sold and manufacturing, or cost of goods sold, in the first quarter of 2010 was $2.4 million. On November 5, 2010, we completed the sale of the MUSE product to Meda AB.

Research and development—discontinued operations. (Unaudited)

	Three Months Ended March 31,			%
	2011	2010	(Decrease)	Change
	(In thousands, except percentages)
Research and development	$—	$12	$(12)	(100)%

Research and development expenses were $12,000 in the quarter ended March 31, 2010. On November 5, 2010, we completed the sale of the MUSE product to Meda AB.

Selling, general and administrative—discontinued operations. (Unaudited)

	Three Months Ended March 31,			%
	2011	2010	(Decrease)	Change
	(In thousands, except percentages)
Selling, general and administrative	$(14)	$1,421	$(1,435)	(101)%

Selling, general and administrative expenses in the quarter ended March 31, 2011 were ($14,000) as compared to $1.4 million in the quarter ended March 31, 2010. The decrease is primarily due to the sale of MUSE to Meda on November 5, 2010.

Interest income and expense—discontinued operations.

Interest and other income, net for the quarters ended March 31, 2011 and 2010 was $0 and $3,000, respectively. Interest income in the first quarter of 2010 is due to interest earned on the Crown Bank restricted cash certificate of deposit. The Crown Bank loan was paid in full and the restricted cash certificate of deposit was redeemed in connection with the sale of MUSE to Meda in the fourth quarter 2010.

Interest expense for the quarters ended March 31, 2011 and 2010 was $0 and $93,000, respectively. The Crown Bank loan was paid in full in connection with the sale of MUSE to Meda in the fourth quarter 2010.

Provision for income taxes—discontinued operations.

Provision for income taxes for the quarters ended March 31, 2011 and 2010 was $0 and $7,000, respectively. The provision for income taxes in the quarter ended March 31, 2010 related to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Continuing Operations

Cash. Cash, cash equivalents and available-for-sale securities totaled $130.4 million at March 31, 2011, as compared to $139.2 million at December 31, 2010. The decrease in cash, cash equivalents and available-for-sale securities of $8.8 million is primarily the net result of cash used for operating activities and provided by financing activities. Included in these amounts is $1.5 million in net proceeds from common stock option exercises during the quarter ended March 31, 2011.

Since inception, we have financed operations primarily from the issuance of equity securities. Through March 31, 2011, we have raised $409.1 million from financing activities, received $150 million from the sale of Evamist and had an accumulated deficit of $310.0 million at March 31, 2011.

At March 31, 2011, we had $31.3 million in cash and cash equivalents and $99.1 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities, in accordance with our investment policy. At March 31, 2011, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds that invest only in U.S. Treasury securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Liabilities.  Total liabilities were $9.7 million at March 31, 2011, which is $2.6 million lower than at December 31, 2010. The change in total liabilities includes an $808,000 decrease in accounts payable due to a reduction in operating expenses and the timing of payments, a $432,000 decrease in accrued research and development expenses due to reduced project spending, a $469,000 decrease in accrued employee compensation and benefits, a $488,000 decrease in accrued and other liabilities and a $387,000 decrease in current liabilities of discontinued operations.

Operating Activities.  Our operating activities used $9.9 million and $15.4 million in cash during the quarters ended March 31, 2011 and 2010, respectively. During the quarter ended March 31, 2011, our net operating loss of $9.9 million was offset by $2.1 million in non-cash share-based compensation expense. This positive cash flow to our net operating loss was in turn offset by an $808,000 decrease in accounts payable, a $488,000 decrease in accrued and other liabilities, a $469,000 decrease in accrued employee compensation and benefits and a $432,000 decrease in accrued research and clinical expenses. The extinguishment of the largest liability of the discontinued operations, accrued product returns, will be settled in accordance with the returns policy by cash payments made to former customers for the return of expired MUSE product sold by VIVUS. The return window for expired MUSE product will end in 2013.

During the quarter ended March 31, 2010, our net operating loss of $16.6 million was offset by $1.6 million in non-cash share-based compensation expense and a $2.1 million decrease in prepaid expenses and other current assets. These positive cash flows to our net operating loss were in turn offset by a $2.5 million decrease in accounts payable, primarily due to the timing of payments.

We anticipate cash used in operations in 2011 will be lower than cash used in operations in 2010, primarily due to the completion of the pivotal Phase 3 studies for QNEXA and avanafil; however, the amount of cash used in operations in 2011 will be dependent upon the timing and outcome of the FDA’s decision on QNEXA.

Investing Activities.  Our investing activities provided $2.9 million and used $13.8 million in cash during the quarters ended March 31 2011 and 2010, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities.  Financing activities provided cash of $1.5 million and $779,000 during the quarters ended March 31, 2011 and 2010, respectively. In the first three months of 2011, cash provided by financing activities included $1.5 million in proceeds from the exercise of stock options. In the first three months of 2010, cash provided by financing activities included $779,000 in net proceeds from the exercise of stock options.

Discontinued Operations

Accounts receivable (net of allowance for doubtful accounts) at March 31, 2011 was $0, as compared to $6,000 at December 31, 2010.

Cash used for operating activities in the quarter ended March 31, 2011 was $367,000. In the quarter ended March 31, 2011, the $14,000 net income was offset by a $115,000 decrease in accounts payable, a $48,000 decrease in accrued product returns, a $75,000 decrease in accrued chargeback reserve, and a $149,000 decrease in accrued and other liabilities.

Cash used for operating activities in the quarter ended March 31, 2010 was $2.5 million. In the quarter ended March 31, 2010, the $2.2 million net loss was offset by a $6.3 million decrease in accounts receivable (primarily due to the collection of December 2009 receivables), $274,000 in depreciation expense and $259,000 in non-cash share-based compensation expense. These positive cash flows to our net operating loss were in turn offset by a $753,000 decrease in accrued and other liabilities, a $515,000 decrease in the accrued chargeback reserve, a $510,000 increase in inventories, a $140,000 decrease in accrued employee compensation and benefits and a $116,000 decrease in deferred revenue.

Our investing activities used $0 and $5,000 in cash during the quarter ended March 31, 2011 and 2010, respectively. In the quarter ended March 31, 2010, cash used in investing activities included purchases of property and equipment. Financing activities used $0 and $40,000 during the quarters ended March 31, 2011 and 2010, respectively. In the quarter ended March 31, 2010, the amount represents principal payments made under our Crown Bank loan. In the fourth quarter of 2010, we paid off the loan to Crown Bank.

Financing Activities

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

Our investigational drug candidates have not yet achieved FDA regulatory approval, which is required before we can market them as therapeutic products. In order to achieve regulatory approval, the FDA must conclude that our clinical data establish substantial evidence of safety and efficacy. The results from pre-clinical testing and early clinical trials may not be predictive of results in later clinical trials. It is possible for a candidate to show promising results in clinical trials, but subsequently fail to demonstrate safety and efficacy data necessary to obtain regulatory approvals.

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

We may also be required to make further substantial expenditures if unforeseen difficulties arise in other areas of our business. In particular, our future capital and additional funding requirements will depend upon or be impacted by numerous factors, including:

•                  the cost, timing and outcome of FORTRESS;

•                  the FDA’s interpretation of the data we submitted and may submit relating to teratogenicity and cardiovascular safety;

•                  the FDA’s interpretation of the data from our SEQUEL study (OB-305) and Sleep Apnea study (OB-204);

•                  whether or not the FDA or EMA requires us to perform additional studies for QNEXA;

•                  whether or not the FDA holds a new Advisory Committee meeting to review the resubmission of the QNEXA NDA and, if held, the recommendation of the Advisory Committee;

•                  the cost and time required to set up a distribution system and REMS program for QNEXA that is suitable to address any FDA concerns;

•                  the EMA’s response to the MAA for QNEXA including requests for information included in the 120-day questions;

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

•                  perceptions and interpretations of QNEXA or the data by outside analysts or others; and

•                  the activities of competitors.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least into 2012. However, we anticipate that we may require additional funding to continue our research and investigational drug candidate development programs, to conduct pre-clinical, clinical and retrospective studies and trials, to fund operating expenses, to pursue regulatory approvals for our investigational drug candidates, to finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, and we may require additional funding to establish additional or new manufacturing and marketing capabilities in the future, to manufacture quantities of our investigational drug candidates for approval and commercialization, or to launch a product. In particular, we expect to make other substantial payments to the inventor of QNEXA pending approval by the FDA and to MTPC, in accordance with our agreements with MTPC in connection with the licensing of avanafil. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales. Similar to the transaction with Evamist, we may consider selling or licensing any of our investigational drug candidates in development in order to raise additional funding. We may seek to access the public or private equity markets at any time. The sale of additional equity securities would result in additional dilution to our stockholders. We may also seek additional funding through strategic alliances, acquisitions of companies with cash balances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our investigational drug candidate development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or investigational drug candidates and to pay royalties on future product sales. To the extent that we are unable to obtain third party funding for such expenses, we expect that increased expenses may result in future losses from operations. We are continually evaluating our existing portfolio and we may choose to divest or sell one or more of our investigational drug candidates at any time. We cannot assure you that we will successfully develop our products under development or that our products, if approved for sale, will generate revenues sufficient to enable us to earn a profit.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2011 excluding amounts already recorded on our condensed consolidated balance sheet as accounts payable, and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. This table includes our enforceable and legally binding obligations and future commitments, as well as obligations related to all contracts that we are likely to continue, regardless of the fact that they were cancelable as of March 31, 2011. These do not include milestones and assumes non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating plans, which are subject to change:

	Payments Due by Period
Contractual obligations	Total	2011	2012-2014	2015-2016	Thereafter
	(in thousands)
Operating leases	$922	$516	$406	$—	$—
Other agreements	7,501	7,501	—	—	—
Clinical trials	4,909	4,909	—	—	—
Total contractual obligations	$13,332	$12,926	$406	$—	$—

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

Other Agreements

Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These include obligations for research and development, general and administrative services, and media/market research contracts, as well as obligations related to those contracts that we are likely to continue, regardless of the fact that they were cancelable as of March 31, 2011.

We have remaining commitments under various general and administrative services agreements totaling $4.2 million at March 31, 2011, including $1.5 million related to Leland F. Wilson’s Employment Agreement (see paragraph below). We have also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research and testing and, at March 31 2011, our remaining commitment under these agreements totaled $3.3 million.

On December 19, 2007, the Compensation Committee of the Board of Directors of the Company approved an employment agreement, or the Employment Agreement, with Leland F. Wilson, the Company’s Chief Executive Officer. The Employment Agreement includes salary, incentive compensation, retirement benefits and length of employment, among other items, as agreed to with Mr. Wilson. The Employment Agreement had an initial term of two years commencing on the effective date, June 1, 2007, or the Effective Date. On January 23, 2009, the Compensation Committee approved an amendment to the Employment Agreement, or the Amendment, which amends the Employment Agreement. Pursuant to the Amendment, the initial term of the Employment Agreement was increased from two to three years commencing on June 1, 2007 and other relevant dates were also extended to reflect the three-year initial term. On January 21, 2011, the Compensation Committee approved the second amendment to Mr. Wilson’s Employment Agreement. Pursuant to the second amendment, the initial term of the Employment Agreement is increased to four years commencing on June 1, 2007.

Clinical Trials

We have entered into various agreements with clinical consultants, investigators, clinical suppliers and clinical research organizations to perform clinical trial management and clinical studies on our behalf and, at March 31, 2011, our remaining commitment under these agreements totaled $4.9 million, which includes nearly all of the accrued research and clinical expenses of $2.2 million in the condensed consolidated balance sheet as of March 31, 2011. We make payments to these providers based upon the number of patients enrolled and the length of their participation in the trials. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

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

Other

On October 16, 2001, we entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational drug candidate development program for QNEXA for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to us with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, we have paid a total of $220,000 to Dr. Najarian through March 31, 2011 and have issued him options to purchase 40,000 shares of our common stock. We are obligated under the terms of the Assignment Agreement to make a milestone payment of $1 million and issue an option to purchase 20,000 shares of our common stock to Dr. Najarian upon marketing approval by the FDA of a product for the treatment of obesity that is based upon the Combination Therapy and Patents. The Assignment Agreement will require us to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that we decide not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined us as a part-time employee and currently serves as a Principal Scientist.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scope to customers, third party service providers and business partners against claims of intellectual property infringement made by third parties arising from the use of its products and to its clinical research organizations and investigators sites against liabilities incurred in connection with any third-party claim arising from the work performed on behalf of the Company, among others. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

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

Our cash, cash equivalents and available-for-sale securities as of March 31, 2011 consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at March 31, 2011 by approximately $329,000. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

Securities Related Class Action Lawsuits

A federal securities class action lawsuit captioned Kovtun v. Vivus, Inc., et al. is pending in the U.S. District Court, Northern District of California, which asserts claims for violations of Section 10(b) and 20(a) of the federal securities laws, purportedly relating to statements allegedly made by the Company in connection with its New Drug Application, or NDA, for QNEXA as a treatment for obesity. The essential factual allegation is that the Company and its officers misled the investing public regarding the prospects for QNEXA’s NDA approval, and the drug’s efficacy and safety. On February 2, 2011, the court granted a stipulation and order appointing a lead plaintiff and a lead counsel for the class. On February 3, 2011, the court granted a stipulation and order requiring the lead plaintiff to file any amendment to the operative complaint no later than 60 days from February 2, 2011, with the defendants’ answer or motion to dismiss to be filed no later than 60 days after plaintiffs file the amended complaint. Plaintiffs’ amended complaint was filed on April 4, 2011 and defendants’ response is due on or before June 3, 2011. Plaintiffs’ opposition to defendants’ motion to dismiss the amended complaint must be filed on or before August 2, 2011, and defendants must file their reply to the opposition on or before September 16, 2011. Discovery is stayed in the Kovtun matter pending resolution of the defendants’ motion to dismiss.

Also pending in the U.S. District Court, Northern District of California and formally related to the Kovtun matter is a shareholder derivative action captioned Turberg v. Logan, et al., which restates the allegations in Kovtun by claiming that certain of the Company’s officers and directors caused or allowed the Company to violate the federal securities laws by issuing material misrepresentations to the investing public. On February 7, 2011, the court granted a stipulation and order requiring plaintiffs to file and serve any amendment to the complaint no later than 60 days from the filing of the consolidated amended complaint in the Kovtun matter, with the defendants’ answer or motion to dismiss to be filed no later than 60 days after the court enters an order ruling on defendants’ motion to dismiss in the Kovtun matter. In the event the defendants file a motion to dismiss in the Turberg matter, the plaintiffs will have 60 days to oppose the motion and the defendants will have 45 days to reply to the plaintiffs’ opposition. The court order stayed all discovery in the Turberg matter pending resolution of the defendants’ motion to dismiss.

Additionally, three separate shareholder derivative suits were filed in California Superior Court, Santa Clara County. The allegations in these shareholder derivative suits are nearly identical to those in the Turberg federal shareholder derivative action. The Company has informal agreement from plaintiffs’ counsel that defendants (the members of the Company’s Board of Directors) do not have to respond to the current complaints, and the Company intends to either agree with plaintiffs to stay these matters or will move the court to do so. On February 3, 2011, the court granted a stipulation and order consolidating the three suits into the action captioned Wilkinson v. Wilson, et al. and appointing a lead plaintiff and a lead counsel for the shareholder derivative actions. The court order requires the plaintiffs to file and serve a consolidated complaint no later than 60 days from the court’s order and the parties to meet and confer on a briefing schedule for the defendants’ motion to dismiss the consolidated complaint no later than 30 days from the service of the consolidated complaint. Plaintiffs’ consolidated complaint was filed on April 4, 2011 and the parties intend to meet and confer on a briefing schedule in early May 2011.

The Company believes that the allegations in the various federal and state actions have no merit and that the Company has meritorious defenses to the claims stated in such actions. The Company intends to vigorously defend itself in the various actions. Although there may be no merit to such allegations or claims, the Company will be required to allocate monetary and personnel resources to defend itself and the officers and directors named as defendants to the various lawsuits. The Company believes the disposition of the current lawsuits and claims is not likely to have a material effect on our financial condition or liquidity.

In the ordinary course of business the Company may become involved in lawsuits and subject to various claims from current and former employees including wrongful termination, sexual discrimination and employment matters. The Company was a party to a lawsuit involving a former employee, which was dismissed on procedural grounds with plaintiff being given leave to refile certain of his state law claims. The Company has also been named as a potential defendant in a complaint filed by a former employee. The Company has investigated each of the claims and believes the allegations have no merit and that the Company has meritorious defenses to such charges. Due to the current economic downturn, employees may be more likely to file employment-related claims following termination of their employment. Employment-related claims also may be more likely following a poor performance review. Although there may be no merit to such claims or legal matters, the Company may be required to allocate additional monetary and personnel resources to defend against these type of allegations. The Company believes the disposition of the current lawsuit and claims is not likely to have a material effect on our financial condition or liquidity.

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

To date, all of the clinical studies we have performed on QNEXA are prospective studies. We met with the FDA in April 2011 to discuss the feasibility of performing a retrospective observational study utilizing existing electronic medical claims healthcare databases to review fetal outcomes, including the incidence of major congenital malformations and oral cleft in the offspring of women who were exposed to topiramate during pregnancy. We have reached agreement, subject to the finalization of the written protocol, with the FDA on the retrospective observational study objectives and design, primary endpoints, and eligibility criteria. The co-primary endpoints will be the relative risk of major congenital malformations and oral cleft in the offspring of women exposed to topiramate during pregnancy as compared to a control group that was not exposed to topiramate. The retrospective observational study will be known as FORTRESS. Our goal is to resubmit the QNEXA NDA in the fourth quarter of 2011. The final indication and timing of the resubmission will be dependent upon the results of FORTRESS.

The results of FORTRESS may have a significant impact on the potential approval of QNEXA, including delaying the resubmission, limiting the indication, or may result in a conclusion that would be unfavorable for the intended use of QNEXA as a weight loss treatment. Any delay or negative result will have a material adverse impact on our finances and future sales of QNEXA.

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

The FDA can delay, limit or deny approval of an investigational drug candidate for many reasons, including:

•                  the FDA may not deem an investigational drug candidate or its components safe and effective;

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

We received a Complete Response Letter from the FDA regarding our NDA for QNEXA as a treatment for obesity, and we may not be able to satisfy the FDA’s concerns.

On October 28, 2010, we received a Complete Response Letter, or CRL, regarding the New Drug Application, or NDA, for QNEXA as a treatment for obesity. The CRL stated that in its current form, the NDA for QNEXA was not approvable. The CRL included the following areas: clinical, labeling, Risk Evaluation and Mitigation Strategy, or REMS, safety update, and drug scheduling. In the clinical section of the CRL, the FDA requested a comprehensive assessment of topiramate’s and QNEXA’s teratogenic potential including a detailed plan and strategy to evaluate and mitigate the potential teratogenic risks in women of childbearing potential taking the drug for the treatment of obesity. In addition, the FDA asked us to provide evidence that the elevation in heart rate (mean 1.6 beats per minute on the top dose) associated with QNEXA does not increase the risk for major adverse cardiovascular events. The FDA requested that we formally submit the results from the completed SEQUEL study (OB-305), a 52-week extension study for a subset of 675 patients who completed the previously reported 56-week CONQUER study. The FDA reserved the right to comment further on proposed labeling. On REMS, the FDA requested that a discussion of an already-submitted REMS plan be continued after we have submitted the written response. The agency also requested a safety update of any new adverse events be submitted to the NDA. Finally, the FDA stated that if approved, QNEXA would be a Schedule IV drug due to the phentermine component. On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss the items contained in the CRL and the information we plan to include in the resubmission of the NDA for QNEXA. In anticipation of the meeting, we provided a briefing document that included comprehensive assessment of the teratogenic potential of topiramate including analyses integrating existing non-clinical and clinical data. In addition, we provided several new analyses including cardiovascular data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies to demonstrate that QNEXA does not increase the risk for major cardiovascular events. We also provided a synopsis of the final study report for the SEQUEL study. No new clinical studies were requested in the CRL. At the meeting, presentations were made on the comprehensive assessment of the teratogenic potential of topiramate and QNEXA, and evidence was presented that the increase in heart rate of 1.6 beats per minute does not increase the risk for major adverse cardiovascular events. The discussion also included elements of our proposed REMS program for QNEXA. The FDA chose to focus the meeting on the discussion of teratogenic potential for topiramate, specifically the incidence of oral clefts observed in the North American AED Pregnancy Registry and in the UK Epilepsy and Pregnancy Registry. As part of this meeting, the FDA requested that we assess the feasibility of performing a retrospective observational study utilizing existing electronic medical claims healthcare databases to assess fetal outcomes, which include major congenital malformations and oral cleft, in the offspring of women who were exposed to topiramate during pregnancy. As mentioned above, in April 2011 we reached agreement, subject to the finalization of the written protocol, with the FDA on the study objectives and design, primary endpoints and eligibility criteria for the study,

FORTRESS. Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional studies in connection with the QNEXA NDA. In the QNEXA studies, which included 15 offspring from women exposed to QNEXA or topiramate, there were no reports of any congenital malformations.

There are no guarantees that the results from FORTRESS will be sufficient to satisfy the FDA’s safety concerns, that the FDA will not require us to conduct additional clinical or retrospective observational studies, that the FDA will accept our resubmission or that QNEXA will receive regulatory approval for any indication or prove to be commercially successful.

Our investigational drug candidates will likely be subject to enhanced scrutiny to demonstrate adequate safety than investigational drug candidates for more acute or life-threatening diseases.

In addition, we believe that the regulatory review of NDAs for investigational drug candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety. In this regard, it is likely that some of our investigational drug candidates, including QNEXA and avanafil, will be subject to increased scrutiny to show adequate safety than would investigational drug candidates for more acute or life-threatening diseases, such as cancer or HIV. In 2010, the FDA notified healthcare professionals that the review of additional data from a post-approval study of sibutramine indicates an increased risk of heart attack and stroke in patients with a history of cardiovascular disease using sibutramine. Meridia (sibutramine) was marketed by Abbott Laboratories; however, in October 2010, Abbott Laboratories withdrew Meridia in the U.S. at the FDA’s request. In March 2011, the FDA issued a safety communication to the public and healthcare professionals about an increased risk of oral clefts in children born to mothers taking topiramate (one of the components in QNEXA). The pregnancy classification of topiramate was changed from Category C to Category D. We are unable to determine the impact of this communication and label change for topiramate on the potential approval of QNEXA.

The European Medicines Agency also completed a review of the safety and effectiveness of sibutramine. The Agency’s Committee for Medicinal Products for Human Use, or CHMP, has concluded that the benefits of sibutramine do not outweigh its risks, and that all marketing authorizations for medicines containing sibutramine should be suspended throughout Europe. We are unable to determine the impact on QNEXA, if any, of the recent actions in the U.S. and Europe with regards to sibutramine. Recently, Orexigen Therapeutics, manufacturers of Contrave, an investigational drug for the treatment of obesity, received a CRL from the FDA requesting that a long-term, randomized, placebo-controlled cardiovascular outcomes study be completed prior to refiling the NDA. To date, the FDA has not requested that we perform any additional studies, including cardiovascular outcome studies pre-approval, other than the request to perform FORTRESS. The European Medicines Agency, or EMA, may request the results of FORTRESS and may request additional studies including cardiovascular outcome studies prior to granting approval of QNEXA in the EU. Cardiovascular outcomes studies can take several years, cost millions of dollars and may result in showing an increased risk for major adverse cardiovascular events for patients undergoing drug treatment. If any regulatory agency were to require additional studies, including studies to address cardiovascular events, the impact on the timing of approval and, if approved, commercialization of QNEXA, avanafil or any of our investigational drug candidates could be delayed or adversely impacted. Even if approved, investigational drug candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed and may have restricted access programs. Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our investigational drug candidates. As a result, we cannot predict when or whether regulatory approval will be obtained for any of our investigational drug candidates currently under development.

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

We have previously announced results from two pivotal Phase 3 clinical trials for safety and efficacy of our most advanced investigational drug candidate QNEXA, as a treatment for obesity, and we may continue to analyze the data collected in these trials. In addition, the briefing documents prepared by us and the FDA ahead of the Advisory Committee meeting, as well as materials used during that meeting, have been made available to the public. The meeting materials contain information not previously disclosed to the public. The results of the CONQUER study were recently published in Lancet, a peer-reviewed medical journal. Top-line results of an extension study, OB-305, were released in the third quarter of 2010. Additional details of the results of the SEQUEL study were recently disclosed at a medical meeting and additional details will be available at future meetings. Consequently, it is possible that further analysis, presentation and publication of this information and other data on QNEXA may yield information or suggest conclusions not yet known that may negatively impact our ability to obtain regulatory approval for QNEXA as a treatment for obesity or, if approved, market acceptance.

Our other investigational drug candidate, avanafil, has successfully completed all of the large, pivotal Phase 3 trials for safety and efficacy that are required for submission for approval by the FDA and other worldwide regulatory authorities. Pre-clinical data and the limited clinical results that we have obtained for our investigational drug candidates may not predict results from studies in larger numbers of patients in multiple sites drawn from more diverse populations treated for longer periods of time. The smaller and shorter clinical trials also may not predict the ability of these investigational drugs to achieve or sustain the desired effects in the broad intended population or to do so safely. We may also decide to not conduct additional Phase 2 studies prior to the initiation of pivotal Phase 3 studies. In addition, we may elect to enter into pivotal Phase 3 studies with a new formulation, dosage, dosing schedule, delivery system or choose to study different populations than had been studied in previous clinical trials.

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

We may be required to demonstrate through large, long-term outcome trials that our investigational drug candidates are safe and effective for use in a broad population prior to obtaining regulatory approval. We are considering a cardiovascular outcome study post-approval for QNEXA. In addition, we have proposed the use of the pregnancy registry for QNEXA patients post-approval. We will also implement as necessary a patient access program to ensure only qualified patients receive QNEXA and will implement a Risk Evaluation and Mitigation Strategy, or REMS, to ensure that the benefits of QNEXA outweigh its risks. REMS for QNEXA will measure and monitor physician and patient compliance. There is typically a high rate of attrition from the failure of investigational drug candidates proceeding through clinical trials. If any of our investigational drug candidates fail to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays in, or may decide to abandon development of, that investigational drug candidate. If we abandon or are delayed in our development efforts related to any of our investigational drug candidates, we may not be able to generate sufficient revenues to continue our operations and clinical studies at the current level or become profitable. Our reputation in the industry and in the investment community would likely be significantly damaged. It may not be possible for us to raise funds in the public or private markets, and our stock price would likely decrease significantly.

If the results of current or future pre-clinical studies, clinical testing, clinical trials or retrospective observational studies indicate that our proposed investigational drug candidates are not safe or effective for human use, our business will suffer.

Unfavorable results from ongoing or future pre-clinical studies, clinical testing, clinical trials or retrospective observational studies could result in delays, modifications or abandonment of ongoing or future clinical trials or development programs. A number of companies in the pharmaceutical industry have suffered significant setbacks in late stage clinical trials, even after promising results in mid to late-stage trials. Clinical results are frequently susceptible to varying interpretations that may delay, limit or prevent regulatory approvals. Negative or inconclusive results or adverse medical events during a clinical trial could cause a clinical trial to be delayed, repeated, modified or terminated. In addition, failure to design appropriate clinical trial protocols could result in the test or control group experiencing a disproportionate number of adverse events and could cause a clinical trial to be delayed, repeated, modified or terminated.

All of the investigational drug candidates that we are currently developing require extensive pre-clinical and/or clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our investigational drug candidates, we must demonstrate with substantial evidence through pre-clinical testing and/or clinical trials that our investigational drug candidates are safe and effective in humans for the indication being studied. We may also be asked to conduct retrospective observational studies. The FDA has recently requested that we conduct FORTRESS. Retrospective observational studies can be complex and involve multiple data sources and electronic records that may not contain all the required information. We may be required to obtain consents from patients to further investigate findings in a retrospective observational study. In addition, the sample size selected may not be adequate to perform statistical analysis or may not satisfy the requirements for approval. Conducting clinical trials and retrospective observational studies are complex, lengthy, expensive and uncertain processes. Completion of clinical trials and retrospective observational studies and approval by the FDA may take several years or more. Our ability to conduct clinical trials and retrospective observational studies may be delayed, suspended or terminated by many factors, including, but not limited to:

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

•                  inability to obtain access to historical records and information necessary to conduct a retrospective observational study or the inability to validate or confirm that the information in the historical records is accurate or insufficiency of adequate numbers of mother/infant dyads to meet requirements for acceptable degree of risk reduction to the FDA; or

•                  inability to obtain consents from patients which, in the case of retrospective observational studies, can be several years after diagnosis.

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

Benfluorex is an anorectic and hypolipidemic agent that is structurally related to fenfluramine. Clinical studies have shown it may improve glycemic control and decrease insulin resistance in people with poorly controlled type 2 diabetes. On December 18, 2009, the European Medicines Agency recommended the withdrawal of all medicines containing benfluorex in the European Union because their risks, particularly the risk of heart valve disease (fenfluramine-like cardiovascular side effects), are greater than their benefits. In France, the medication had been marketed as Mediator by Servier as an adjuvant antidiabetic. It was on the market between 1976 and 2009 and is thought to have caused between 500 and 2,000 deaths. The drug was also used in Portugal and Cyprus. The withdrawal of Mediator has created controversy, litigation and investigation into the manufacturer, Servier, and the French regulatory authorities, (French Agency for Safety and Health Products, or AFSSAPS), as to why the drug was allowed to stay on the market for 10 years after the withdrawal of fenfluramine. A report issued by the Inspection Generale des Affaires Sociales, or IGAS, suggests several failures at all levels that allowed Mediator to stay on the market. The head of the AFSSAPS resigned shortly after the publication of the IGAS report. We are unable to determine the impact of the benfluorex withdrawal and subsequent controversy, if any, on the Marketing Authorization Application, or MAA, our rapporteur or co-rapporteur, Sweden and France, respectively, for QNEXA.

Our investigational drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

Side effects caused by our investigational drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. The most common side effects reported in the first Phase 3 study of avanafil were headache, flushing and nasal congestion. The most common side effects reported in our Phase 3 trials of QNEXA were paresthesia (tingling of the extremities), dry mouth, altered taste, headache and constipation. In addition, the constituent drugs of QNEXA each has its own side effect profile that is included in its current product label. If QNEXA is approved by the FDA, we would anticipate that the label would, at a minimum, include the side effect profiles of each of the constituent drugs. We also expect the label to include warnings on use in pregnant, nursing mothers or women of childbearing potential. While the constituent drugs that make up QNEXA have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of QNEXA, to date, the combination of these constituent drugs has not received regulatory approval. While we believe our Phase 3 QNEXA clinical trials have generated sufficient safety and efficacy data, the approvability and eventual labeling of QNEXA will be determined by the FDA. For example, in 2007, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA reviewed another company’s investigational obesity drug candidate, rimonabant, and voted not to recommend approval of the investigational drug candidate to the FDA, based on concerns regarding the safety profile of that investigational drug candidate in particular, depression, suicidality and seizures. Recently, two other obesity medications have also been rejected by the FDA citing safety concerns.

Phentermine and topiramate are each separately approved for sale by the FDA and have been on the market for many years. In general, significant adverse events and side effects observed in pre-clinical, clinical and post-marketing studies are included in the full prescribing information or label for each drug. The label for TOPAMAX and generic topiramate contains reports of side effects, warnings and precautions including metabolic acidosis, acute myopia and secondary angle closure glaucoma, decreased sweating and hyperthermia, cognitive-related dysfunction, psychiatric and behavioral disturbances including one completed suicide in a patient during a bipolar trial, somnolence and fatigue, sudden unexplained death in epileptics, kidney stones, paresthesia, various drug interactions, congenital malformations and low birth weight in infants born to mothers exposed to topiramate during pregnancy. The label for ADIPEX, a popular branded form of phentermine, contains warnings and precautions including recommendation against co-administration of phentermine with other drugs for weight loss. Adverse side effects include, among other things, pulmonary hypertension, valvular heart disease, drug abuse and dependence, overstimulation, restlessness, dizziness, insomnia, euphoria, dysphoria, tremor, headache, dryness of the mouth, diarrhea, constipation, impotence and changes in libido. The warnings and precautions for both of these drugs are updated often.

Previously published studies suggest that the administration of topiramate alone, in conjunction with diet and a behavioral modification program, results in weight reduction in obese patients. The most prominent side effect seen in the published studies was paresthesia (tingling of the extremities), experienced by 42% to 59% of patients. Dropouts due to paresthesia were 5% or less. In the EQUATE, EQUIP and CONQUER Phase 3 obesity studies, tingling was experienced in 23%, 19% and 21%, respectively, of the patients on the top dose of QNEXA. In the Phase 2 diabetes study, paresthesia was experienced by 17% of the patients. The other common adverse events reported in the published topiramate monotherapy studies were also central nervous system, or CNS, related including fatigue, difficulty with attention, memory and concentration, and depression. In our obesity and diabetes studies, these CNS-

related side effects were low, but they were higher than placebo. The pharmaceutical company performing research of topiramate alone for the treatment of obesity announced they had discontinued their development program including their controlled- release formulation.

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

The preliminary experience from an observational registration study conducted in the United Kingdom on women with epilepsy who became pregnant, published in the July 22, 2008 edition of Neurology, stated that the major congenital malformations, or MCM, rate observed in the study among infants born to women who were taking topiramate and other antiepileptics during their pregnancy raised some concerns. The UK Epilepsy and Pregnancy Register is a voluntary registry in the United Kingdom that collects information in order to gather and publish information on the relative safety of antiepileptic drugs in this population. The results of the study were updated and published in the October 21, 2010 edition of the Journal of Neurology, Neurosurgery and Psychiatry. In the study, 245 pregnancies were followed, of which 14 of 162, or 8.6%, had an MCM on polytherapy and three of 83, or 3.6%, had an MCM on topiramate monotherapy. The MCMs included oral clefts and hypospadias. It has been reported that prenatal exposure to certain antiepileptic drugs increases the risk of MCM from a background risk of between 1% and 2% to between 4% and 9%.

Pregnant women or women who planned on becoming pregnant were not eligible to participate in the QNEXA clinical trials. Women of childbearing potential were advised to use and agreed to use two forms of birth control during the study. Patients who became pregnant during the study period were required to immediately discontinue study medication. In our studies, we had 15 births from women exposed to QNEXA or topiramate. They were taken off the study medication and followed through to delivery. While we did not observe any congenital malformations in those pregnancies, we anticipate the labeling for QNEXA, if approved, will contain a warning against use by women who are or are considering becoming pregnant. We have suggested that QNEXA would be listed as a “Category X” drug. Drugs in Category X are designated as such when studies in animals or humans have demonstrated fetal abnormalities and/or there is positive evidence of human fetal risk based on adverse reaction data from investigational or marketing experience, and the risks involved in use of the drug in pregnant women clearly outweigh potential benefits. The FDA may also require us to establish a post-approval pregnancy exposure registry. The goal of pregnancy exposure registries is to provide clinically relevant human data that can be used in a product’s labeling to provide medical care providers with useful information for treating or counseling patients who are pregnant or anticipating pregnancy.

In the U.S., the label for topiramate has been modified and includes warnings for pregnant mothers. The warnings suggest that topiramate may cause serious adverse fetal effects, based on pregnancy registry and non-clinical data. There are no adequate and well-controlled studies using topiramate in pregnant women. Topiramate should be used during pregnancy only if the potential benefit outweighs the potential risk to the fetus. Pregnancy registry data suggest that there may be an association between the use of topiramate during pregnancy and congenital malformations (e.g., craniofacial defects, such as cleft lip/palate, hypospadias, and anomalies involving various body systems). This has been reported with topiramate monotherapy and topiramate as part of a polytherapy regimen. Compared with a reference group not taking antiepileptic drugs, registry data for topiramate monotherapy showed a higher prevalence of low birth weight; however, the dose of topiramate and the duration of use during pregnancy were not reported. A causal relationship has not been established. Several factors affect infant birth weight including maternal weight, maternal health, concomitant drug use, smoking or alcohol use during pregnancy and use of prenatal vitamins. In the QNEXA clinical studies, none of the infants to mothers exposed to QNEXA or topiramate during pregnancy achieved low birth weight.

Two antiepileptic pregnancy registries have reported post-marketing reports of major congenital malformations in infants whose mothers were epileptic and exposed to topiramate during pregnancy. The dose and duration of topiramate from the North American Registry are unknown. In the UK registry, for the two oral clefts reported in infants, the maternal topiramate exposure was 200 mg and 600 mg. These two registries suggest the MCM rate is higher than compared to various control groups. These reports have been included in the label for topiramate and, if QNEXA is approved, we may be required to include these reports in the label for QNEXA. At the request of the FDA, we are currently conducting FORTRESS. If QNEXA is approved, the results of FORTRESS may be included in the QNEXA label. In addition, if the risk to women of childbearing potential is deemed unacceptable, QNEXA may not be approved or any such approval may be limited to men and women of non-childbearing potential. If approval of QNEXA is limited to men and women of non-childbearing potential, future sales of QNEXA, if approved, would be adversely affected.

On March 4, 2011, the FDA issued a drug safety communication informing the public of new data that show that there is an increased risk for the development of cleft lip and/or cleft palate (oral clefts) in infants born to women treated with topiramate (Topamax and generic products) during pregnancy. The communication stated that the benefits and the risks of topiramate should be carefully weighed when prescribing this drug to women of childbearing age, particularly for conditions not usually associated with permanent injury or death. The communication also indicated that alternative medications that have a lower risk of oral clefts and other adverse birth outcomes should be considered for these patients. If the decision is made to use topiramate in women of childbearing age, effective birth control should be used. Oral clefts occur in the first trimester of pregnancy before many women know they are pregnant.  Topiramate was previously classified as a Pregnancy Category C drug, which means that data from animal studies suggested potential fetal risks, but no adequate data from human clinical trials or studies were available at the time of approval. However, because of preliminary human data that show an increased risk for oral clefts, topiramate was placed in Pregnancy Category D. Pregnancy Category D means there is positive evidence of human fetal risk based on human data but the potential benefits from use of the drug in pregnant women may be acceptable in certain situations despite its risks.  The safety communication and changes in the Pregnancy Category were due in part to data from the North American Antiepileptic Drug, or NAAED, Pregnancy Registry which indicated an increased risk of oral clefts in infants born to mothers exposed to topiramate monotherapy during the first trimester of pregnancy. The prevalence of oral clefts was 1.4% (3/289) compared to a prevalence of 0.38% - 0.55% in infants born to mothers exposed to other antiepileptic drugs, or AEDs, and a purported prevalence of 0.07% in infants born to mothers without epilepsy or treatment with other AEDs. The relative risk of oral clefts in topiramate-exposed pregnancies in the NAAED Pregnancy Registry was 21.3 as compared to the risk in a background population of untreated women (95% Confidence Interval:7.9 — 57.1). The UK Epilepsy and Pregnancy Register reported a similarly increased prevalence of oral clefts (3.2%) among infants born to mothers exposed to topiramate monotherapy, a 16-fold increase in risk compared to the risk in their background population (0.2%).

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

To obtain regulatory approval for QNEXA, we are required to show that each active pharmaceutical ingredient in our investigational drug candidate makes a contribution to the combined investigational drug candidate’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and more effective than each of the components. As a result, we were required to include in our clinical trial protocols an evaluation of each component drug as well as for the component drug in combination. This required us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of QNEXA than of a new drug containing only a single active pharmaceutical ingredient. The OB-301, or EQUATE, Phase 3 trial was designed to meet the combination guidelines set by the FDA. The EQUATE study contained separate component arms as well as the combination. We believe the results of the EQUATE study meet FDA guidelines for combination therapy studies; however, there can be no assurance that we have satisfied the combination requirements to the FDA’s satisfaction or that further testing of the combination will not be required. The EQUATE study also contained a mid dose of QNEXA containing 7.5 mg of phentermine and 46 mg of topiramate CR. The mid dose was also included in the CONQUER, or OB-303, study. We did not complete a component study for the low-dose. We have filed for approval of all three doses. The number of patients on the low-dose in OB-302 or the mid dose in the OB-303 study may not be sufficient for approval. We have no assurance that any of the doses of QNEXA will be approved or that additional pre-clinical and clinical testing may not be needed prior to approval. In addition, if the FDA does not approve the top dose of QNEXA, there is no assurance that they would approve the mid dose or any other dose of QNEXA. In the CRL received on October 28, 2010, there were no deficiencies noted relating to the combination guidelines or exposure numbers by dose; however, until approval, there can be no assurance that these items will not be subject to further review and comment by the FDA.

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

For example, VIVUS and Acrux Limited, through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, were parties to the Testosterone Development and Commercialization Agreement dated February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covered our investigational drug candidate, Luramist, which was licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to us related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. We asserted counterclaims against Acrux in the arbitration and sought the enforcement of our rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that we were in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that we had used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in our favor on our counterclaim that Acrux had breached the Testosterone Agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel ordered Acrux to turn over certain information to us that was previously withheld in violation of the Testosterone Agreement by Acrux. After the parties failed to agree on a new Outside Date by which we were to commence our first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. On March 30, 2010, we provided written notice to Acrux of our intent to terminate the Testosterone Agreement. On April 6, 2010, in connection with Acrux’s request for further briefing on the issue of damages in light of the our termination of the Testosterone Agreement, the Panel ordered the parties to enter into settlement discussions and to report back to the Panel no later than May 17, 2010 on whether a settlement had been reached. On May 6, 2010, the parties agreed to the terms of a settlement agreement and mutual release, or the Settlement Agreement, resolving any and all claims or potential claims in the arbitration and that may have or could have arisen from any case whatsoever, other than certain rights and obligations that survive the termination of the Testosterone Agreement or are required by the Settlement Agreement. Pursuant to the Settlement Agreement, we

have transferred Luramist- related assets to Acrux, including clinical trial material, batch release documents, inventory of applicators, FDA correspondence, intellectual property and know-how and trademarks. In addition, we have ceased our clinical study program for Luramist as part of the settlement. The parties have not exchanged cash payments as a result of the settlement and termination of the Testosterone Agreement. The Panel retains jurisdiction over the matter to enforce the terms of the Settlement Agreement. Although we have now returned the rights to Luramist to Acrux and resolved the arbitration, there can be no assurance that Acrux will not pursue legal action against us for any of our continued obligations under the settlement or the provisions of the Testosterone Agreement that survive the termination. The monetary and disruption costs of this arbitration have been significant despite the favorable rulings by the Panel.

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

For example, on March 30, 2007, we entered into a definitive agreement with K-V Pharmaceutical Company, or K-V, to transfer the assets and grant a sublicense of our rights under our licensing agreement with Acrux related to Evamist, a metered-dose transdermal spray for the treatment of menopause symptoms, to K-V. Under the terms of this agreement, we are also eligible to receive certain one-time payments of up to $30 million based on K-V achieving certain annual net sales thresholds for Evamist. In 2009, K-V and certain of its subsidiaries announced a voluntary recall of most of its prescription drugs. In addition, K-V voluntarily suspended the manufacturing and shipping of all of its products and is currently operating under a consent decree. K-V reduced its workforce and replaced and reorganized its management team and Board of Directors. Evamist is not manufactured by K-V and was not subject to the recall. In 2011, K-V raised $225 million through the sales of senior secured notes. Given the uncertainties with K-V, it is difficult to determine the extent of the adverse impact on Evamist. Although we are entitled to additional milestone payments from future sales of Evamist by K-V, at the present time we do not anticipate receiving any additional milestone payments from sales of Evamist.

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

In July 2008, an FDA advisory committee discussed the role of cardiovascular outcomes assessment in the pre-approval and post-approval settings for drugs and biologics developed for the treatment of type 2 diabetes mellitus. The advisory committee recommended that sponsors conduct a long-term cardiovascular trial or to provide other equivalent evidence to rule out an unacceptable cardiovascular risk. The FDA has since published a guidance document in December 2008 for the evaluation of cardiovascular risk in new antidiabetic therapies specifically for the treatment of type 2 diabetes. In general, the FDA recommends that sponsors should compare the incidence of important cardiovascular events occurring with the antidiabetic investigational agent to the incidence of the same type of events with the control group to estimate the relative risk of the investigational antidiabetic agent. This may be accomplished by either conducting an integrated analysis (meta-analysis) of the Phase 2 and Phase 3 studies, if the investigational drug was in late-stage development at the time the December 2008 guidance was published, or conduct a single, large, prospective long-term cardiovascular safety outcomes study prior to NDA submission. A long-term cardiovascular study would take several years to complete and would require financial and personnel resources that may be beyond our current capabilities. QNEXA, in development for diabetes is subject to this recommendation. The FDA, however, has neither required a meta-analysis of the QNEXA Phase 2 and 3 data, nor a prospective long-term cardiovascular safety outcomes study to be performed for QNEXA as a treatment for obesity. There can be no assurance, however, that the FDA would not in the future require us to perform a cardiovascular safety outcomes study, pre- or post-approval, for QNEXA as a treatment for obesity. Previously, the FDA notified healthcare professionals that the review of data from a post-approval outcomes trial of an anti-obesity agent, subutramine, indicates an increased risk of heart attack and stroke in patients with a history of cardiovascular disease. Based on the serious nature of the review findings, the FDA requested, and the manufacturer agreed, to add a new contraindication to the sibutramine drug label stating that sibutramine is not to be used in patients with a history of cardiovascular disease. In 2010, subutramine was withdrawn from the market in the U.S. and in the EU. Recently, Orexigen Therapeutics, the developer of Contrave, received a CRL and reported that the CRL stated that before the NDA could be approved they must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with naltrexone/bupropion does not adversely affect the drug’s benefit-risk profile. We have no insight as to the cost, design or timing of this required study. We have no reason to believe QNEXA would be subject to the same requirements. If we are required to complete a long-term cardiovascular safety outcomes study for QNEXA, the ultimate approval may be delayed for several years and the overall cost of the program will significantly increase.

In June 2007, an FDA advisory committee recommended against approval of rimonabant, an oral obesity treatment that targets the CB1 receptor system. Rimonabant was a centrally acting drug that reduced patients’ desire to eat being developed by another company. The advisory committee expressed concerns about the impact of the drug on depressed patients and also expressed concerns about patients having thoughts about suicide. In addition, concerns about rimonabant’s mechanism of action and interference with the CB1 receptor pathway were also voiced. The company withdrew its NDA for rimonabant shortly after the advisory committee meeting. Although the active ingredients in QNEXA have been previously approved by FDA at higher doses for other indications, it is a centrally acting drug that may increase the risk of psychiatric side effects such as depression and/or suicidal ideation.

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

If one of our investigational drug candidates is approved by the FDA or by another regulatory authority for a territory outside of the U.S., we will be required to comply with extensive regulations for drug manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the investigational drug candidates or to whom and how we may distribute our products. Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a drug’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for QNEXA, if any, may include restrictions on use, including restrictions based on childbearing potential or pregnancy status, level of obesity and duration of treatment or a boxed warning related to concerns regarding antidepressants, antiepileptics or otherwise. If so, we may be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize QNEXA. The FDA may also require the distribution of a Medication Guide to patients outlining the increased risk of suicidal thinking or behavior in children and adolescents or other populations. The FDA could also require a registry to track the patients utilizing the drug or implement a risk evaluation mitigation strategy, or REMS, that could restrict access to the drug.

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

We are developing QNEXA, our investigational drug candidate for the treatment of obesity, for large markets traditionally served by general and family practitioners and internists. Generalist physicians number in the several hundred thousands in the U.S. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In order to adequately address these physician groups, we must establish sales and marketing collaborations or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence. We currently have no resources and may not be successful in developing our own sales and marketing presence or establishing sales and marketing collaborations or co-promotion arrangements on acceptable terms, if at all. We may also decide to forego any form of collaboration and develop sales and marketing capabilities on our own. We also face competition in our search for collaborators, co-promoters and sales force personnel. We may rely on third parties to develop or commercialize our investigational drug candidates. These third parties may fail to develop or effectively commercialize our investigational drug candidates because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our investigational drug candidates.

Even if our investigational drug candidates receive regulatory approval in the U.S., we may never receive approval for or commercialize our drugs outside of the U.S.

To market any of our investigational drug candidates outside of the U.S., we and our partners must comply with numerous and varying regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the U.S. As described above, such effects include the risks that our investigational drug candidates may not be approved for all indications requested, which could limit the uses of our investigational drug candidates and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies. On December 17, 2010, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for QNEXA Controlled-Release Capsules in the European Union, or EU. The proposed indication in the EU is for the treatment of obesity, including weight loss and maintenance of weight loss, and should be used in conjunction with a mildly hypocaloric diet. If approved in the EU, QNEXA could be recommended for obese adult patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). The EMA’s review of QNEXA will follow their centralized marketing authorization procedure. If approved, QNEXA could receive marketing authorization in all EU member countries. The MAA was officially validated for central procedure on January 19, 2011.

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

We have limited sales and marketing capabilities in the U.S.

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

Current approved anti-obesity drugs include Xenical (orlistat), marketed by Roche, the over-the-counter version, alli, marketed by GlaxoSmithKline, and phentermine, which is available from several generic manufacturers. Orlistat works by inhibiting lipase, thus preventing digestion and absorption of dietary fat in the gastrointestinal tract. Meridia (sibutramine) was previously marketed by Abbott Laboratories; however, in October 2010, Abbott Laboratories withdrew Meridia in the U.S. at the FDA’s request. The FDA requested the withdrawal because they believed Meridia’s risks were not justified compared with the modest weight loss that patients achieved on the drug. In January 2010, the EMA suspended the marketing authorization of sibutramine in Europe. The impact on QNEXA of the withdrawal of sibutramine is unknown at this time. There are several drugs in development for obesity including an investigational drug candidate, liraglutide (3.0 mg for subcutaneous injection), in Phase 3 clinical trials being developed by Novo Nordisk A/S and several other investigational drug candidates in Phase 2 clinical trials. Recently Amylin Pharmaceuticals, Inc. and Takeda Pharmaceutical Company Limited announced that they have suspended clinical activities in an ongoing Phase 2 study examining the safety and effectiveness of the investigational combination therapy pramlintide/metreleptin for the treatment of obesity. The clinical study was voluntarily halted to investigate a new antibody-related laboratory finding with metreleptin treatment in two patients who participated in a previously completed clinical study of obesity. Arena Pharmaceuticals, Inc. and Orexigen Therapeutics, Inc. have each submitted an NDA to the FDA for their investigational obesity drug candidates. Neither of these investigational drug candidates was approved by the FDA citing concerns around carcinogenicity in the case of Arena and the need to complete a pre-approval cardiovascular outcomes study in the case of Orexigen. The future of the Arena and Orexigen compounds is uncertain at this time.

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

There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competitors against our investigational drug candidate, QNEXA. Two of the most well established surgical procedures are gastric bypass surgery and adjustable gastric banding. In February 2011, the FDA approved the use of a lap band in patients with a BMI of 30 (from 35) with co-morbidities. The lowering of the BMI requirement will make more obese patients eligible for lap band surgery. It is indicated for use in adult patients who have failed more conservative weight reduction alternatives, such as supervised diet, exercise and behavior modification programs. Patients who elect to have this surgery must make the commitment to accept significant changes in their eating habits for the rest of their lives. The potential impact on QNEXA and/or other weight loss pharmacotherapy is unknown. In addition, other potential approaches that utilize various implantable devices or surgical tools are in development. Some of these approaches are in late stage development and may be approved for marketing. If approved, the companies that market these drugs may have substantially greater resources than we have.

Significant competitive therapies exist for avanafil in the form of oral medications marketed by Pfizer, Inc. under the name Viagra®, Cialis®, marketed by Eli Lilly and Company, and Levitra®, which is co-marketed by GlaxoSmithKline plc and Schering-Plough Corporation in the U.S. In 2010, the European Commission approved a new formulation of Levitra (vardenafil HCI). Levitra 10mg oral-disintegrating tablet, or ODT, will be the first erectile dysfunction, or ED, medication available in an ODT form. In Europe, the launch roll-out was expected in November 2010. The launch in the EU has not yet occurred. In the U.S., the medication was approved in June 2010 and will be marketed by GlaxoSmithKline and Merck & Co., Inc. under the tradename STAXYN™. Consistent with the oral version, the ODT formulation instructs men to take the medication 60 minutes prior to attempting sexual activity. However, the ODT version will be positioned as an “anytime, anywhere” treatment for ED. We are uncertain how the launch of ODT vardenafil will impact the future commercial potential of avanafil.

There are currently three PDE5 inhibitors approved for the treatment of erectile dysfunction in the U.S.: sildenafil, vardenafil, and tadalafil. Worldwide sales of these products were in excess of $4.1 billion in 2010. As the patents for the three major PDE5 inhibitors currently being sold expire, generic PDE5s will enter the marketplace. Generic PDE5s would likely be sold at lower prices and may reduce the demand for avanafil and the prices we intend to charge for avanafil, if approved. For example, we are in discussion with MTPC about certain aspects of the license agreement relating to the manufacture and supply of avanafil. We have become aware that the cost of goods sold under this agreement may be higher than expected. As a result, we may charge more for avanafil, if approved, which could limit the profitability of avanafil. Failure to reach agreement with MTPC may have an adverse impact on the commercial future of avanafil. Additional PDE5 inhibitors are in various stages of development by other companies. Warner-Chilcott plc has licensed the U.S. rights to udenafil, a PDE5i from Dong-A. Warner-Chilcott continues the Phase 3 development of this compound for ED. In April 2010, Warner-Chilcott and Dong-A expanded their agreement to include the right to develop, and if approved, market, the treatment of lower urinary tract symptoms, or LUTS, associated with Benign Prostatic Hyperplasia, or BPH, in the U.S. and Canada.

In March 2010, Pfizer brought a patent-infringement action in the U.S. District Court for the Eastern District of Virginia against Teva Pharmaceuticals USA, Inc., or Teva USA, and Teva Pharmaceutical Industries Ltd., or Teva Pharmaceutical Industries, which had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Viagra. Teva USA and Teva Pharmaceutical Industries assert the invalidity and non-infringement of the Viagra use patent, which expires in 2019, but have not challenged the basic patent, which expires in 2012. In October 2010, Pfizer filed a patent-infringement action with respect to Viagra in the U.S. District Court for the Southern District of New York against Apotex Inc. and Apotex Corp., Mylan Pharmaceuticals Inc. and Mylan Inc., Actavis and Amneal Pharmaceuticals LLC. These generic manufacturers have filed abbreviated new drug applications with the FDA seeking approval to market their generic versions of Viagra. They assert the invalidity and non-infringement of the Viagra use patent, but have not challenged the basic patent.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our investigational drug candidates. Our competitors may also develop drugs or surgical approaches that are more effective, more useful and less costly than ours and may also be more successful in manufacturing and marketing their products. In addition, our competitors may be more effective in commercializing their products. We currently outsource our manufacturing and therefore rely on third parties for that competitive expertise. There can be no assurance that we will be able to develop or contract for these capabilities on acceptable economic terms, or at all. Recently, Orexigen Therapeutics, manufacturers of Contrave, an investigational drug for the treatment of obesity, received a CRL from the FDA requesting that a long-term, randomized, placebo-controlled cardiovascular outcomes study be completed prior to refiling the NDA. To date, the FDA has not requested that we perform any additional studies, including cardiovascular outcome studies pre-approval, other than FORTRESS. Cardiovascular outcomes studies can take several years, cost millions of dollars and may result in showing an increased risk for major adverse cardiovascular events for patients in the treatment arm. If any regulatory agency were to require additional studies, including studies to address cardiovascular events, the impact on the timing of approval and, if approved, commercialization of QNEXA, avanafil or any of our investigational drug candidates, could be delayed or adversely impacted.

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

If we fail to retain our key personnel and hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenues or delays in the development of our investigational drug candidates.

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

In the ordinary course of business we may become involved in lawsuits and subject to various claims from current and former employees including wrongful termination, sexual discrimination, retaliation, hostile work environment and other employment-related matters. We were party to a lawsuit involving a former employee which lawsuit was dismissed without prejudice to the plaintiff to refile certain of his state law claims. We have also been named as a potential defendant in a complaint filed by a former employee. We have investigated each of the former employee claims and believe the allegations have no merit and that we have meritorious defenses to any such allegations. Due to the current economic downturn, former employees may be more likely to file employment- related claims. Employment-related claims also appear more likely following a poor performance review. Although there may be no merit to such claims or legal matters, we may be required to allocate additional monetary and personnel resources to defend against these type of allegations.

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

Our ongoing or planned clinical trials could be delayed or disrupted indefinitely upon the occurrence of a natural disaster. For example, in 2005, our clinical trials in the New Orleans area were interrupted by Hurricane Katrina. In addition, our offices are located in the San Francisco Bay Area near known earthquake fault zones and are therefore vulnerable to damage from earthquakes. In October 1989, a major earthquake in our area caused significant property damage and a number of fatalities. Our supplier of avanafil is located in Japan near known earthquake fault zones and is vulnerable to damage from earthquakes and tsunamis. On March 11, 2011, northern Japan experienced an 8.9 magnitude earthquake and subsequent tsunami. The earthquake and tsunami caused widespread damage to the country including damage to nuclear power plants and the country’s infrastructure. The manufacturing facilities used by MTPC to manufacture avanafil were not directly damaged by this natural disaster but, at the present time, we are unable to determine the impact, if any, on MTPC and its suppliers and partners or the production of avanafil. We are also vulnerable to damage from other disasters, such as power loss, fire, floods and similar events. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial conditions.

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

Setbacks in the pharmaceutical and biotechnology industries, such as those caused by safety concerns relating to high-profile drugs like Avandia, Vioxx and Celebrex, or investigational drug candidates, as well as competition from generic drugs, litigation, and industry consolidation, may have an adverse effect on us. For example, pharmaceutical companies may be less willing to enter into new collaborations or continue existing collaborations if they are integrating a new operation as a result of a merger or acquisition or if their therapeutic areas of focus change following a merger. Moreover, our and our collaborators’ ability to commercialize any of our investigational drug candidates that may be approved will depend in part on government regulation and the availability of coverage and adequate reimbursement from third-party payers, including private health insurers and government payers, such as the Medicaid and Medicare programs, increases in government-run, single-payer health insurance plans and compulsory licenses of drugs. Government and third-party payers are increasingly attempting to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. Given the continuing discussion regarding the cost of healthcare, managed care, universal healthcare coverage and other healthcare issues, we cannot predict with certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on our business. These efforts may limit our commercial opportunities by reducing the amount a potential collaborator is willing to pay to license our programs or investigational drug candidates in the future due to a reduction in the potential revenues from drug sales. Moreover, legislation and regulations affecting the pricing of pharmaceuticals may change before regulatory agencies approve our investigational drug candidates for marketing. Adoption of such legislation and regulations could further limit pricing approvals for, and reimbursement of, drugs. A government or third-party payer decision not to approve pricing for, or provide adequate coverage and reimbursements of, our investigational drug candidates could limit market acceptance of such drugs, if approved.

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

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least into 2012. However, we anticipate that we will be required to obtain additional financing to fund the development of our research and development pipeline in future periods as well as to support the possible launch of any approved products. Our future capital requirements will depend upon numerous factors, including:

•                  the cost, timing and outcome of FORTRESS;

•                  the FDA’s interpretation of the data we submitted and may submit relating to teratogenicity and cardiovascular safety;

•                  the FDA’s interpretation of the data from our SEQUEL study (OB-305) and Sleep Apnea study (OB-204);

•                  whether or not the FDA or EMA requires us to perform additional clinical studies for QNEXA;

•                  whether or not the FDA holds a new Advisory Committee meeting to review the resubmission of the QNEXA NDA and, if held, the recommendation of the Advisory Committee;

•                  the cost and time required to set up a distribution system and a REMS program for QNEXA that is suitable to address any FDA concerns;

•                  the EMA’s response to the MAA for QNEXA including requests for information included in the 120-day questions;

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

At March 31, 2011, we had $31.3 million in cash and cash equivalents and $99.1 million in available-for-sale securities. While at March 31, 2011 our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by the Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

Our involvement in securities-related class action litigation could divert our resources and management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs and the FDA’s review of their NDAs. We are a defendant in a federal securities class action lawsuit and federal and consolidated state shareholder derivative lawsuits. These securities-related class action lawsuits generally allege that the Company and its officers misled the investing public regarding the safety and efficacy of QNEXA and the prospects for the FDA’s approval of the QNEXA NDA as a treatment for obesity. Securities-related class action litigation often is expensive and diverts management’s attention and our financial resources, which could adversely affect our business.

We have an accumulated deficit of $310.0 million as of March 31, 2011 and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $310.0 million for the period from our inception through March 31, 2011, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate or have historically operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by U.S. tax authorities as well as subject to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our condensed consolidated financial statements and may materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination and settlement is made.

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

The market price of our common stock has been volatile and is likely to continue to be so. The market price of our common stock may fluctuate due to factors including, but not limited to:

•                  the outcome of FORTRESS and the other items included in the Complete Response Letter;

•                  the FDA’s interpretation of the data we submitted and may submit relating to teratogenicity and cardiovascular safety;

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

These factors and fluctuations, as well as political and other market conditions, may adversely affect the market price of our common stock. Securities related class action litigation is often brought against a company following periods of volatility in the market price of its securities. We are currently a defendant in a number of federal and state securities-related class action lawsuits and may be the target of similar litigation in the future. Securities related litigation, whether with or without merit, could result in substantial costs and divert management’s attention and financial resources, which could harm our business and financial condition, as well as the market price of our common stock.

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

The results and timing of prospective and retrospective observational trials and pre-clinical studies can affect our stock price. Pre-clinical studies include experiments performed in test tubes, in animals, or in cells or tissues from humans or animals. These studies include all drug studies except those conducted in human patients, and may occur before or after initiation of clinical trials for a particular compound. Results of prospective and retrospective observational trials and pre-clinical studies of QNEXA, avanafil or our other investigational drug candidates may not be viewed favorably by us or third parties, including investors, analysts, potential collaborators, the academic and medical community, and regulators. The same may be true of how we design the development programs of our most advanced investigational drug candidates and regulatory decisions (including by us or regulatory authorities) affecting those development programs. Biotechnology and biopharmaceutical company stock prices have declined significantly when such results and decisions were unfavorable or perceived negatively or when an investigational drug candidate did not otherwise meet expectations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as Exhibits to this report:

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1	(4)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated May 6, 2011, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated May 6, 2011, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

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

Date: May 6, 2011	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Senior Vice President, Finance and Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(4)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated May 6, 2011, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated May 6, 2011, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

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