Form 10-Q
period 2011-06-30
VIVUS INC
filed 2011-08-04
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2011

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

At July 28, 2011, 81,976,086 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2011	December 31, 2010*
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$28,312	$37,216
Available-for-sale securities	93,304	101,970
Inventories	3,107	3,225
Prepaid expenses and other assets	1,198	1,648
Current assets of discontinued operations	—	6
Total current assets	125,921	144,065
Property and equipment, net	280	221
Total assets	$126,201	$144,286
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,224	$2,395
Accrued research and clinical expenses	1,920	2,625
Accrued employee compensation and benefits	2,705	2,820
Accrued and other liabilities	657	932
Current liabilities of discontinued operations	2,662	3,512
Total current liabilities	14,168	12,284

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 200,000 shares authorized; 81,971 and 81,568 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	82	82
Additional paid-in capital	438,077	432,041
Accumulated other comprehensive income	49	4
Accumulated deficit	(326,175)	(300,125)
Total stockholders’ equity	112,033	132,002
Total liabilities and stockholders’ equity	$126,201	$144,286

*                    Derived from audited consolidated financial statements filed in the Company’s 2010 Annual Report on Form 10-K.

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED JUNE 30		SIX MONTHS ENDED JUNE 30
	2011	2010	2011	2010

Operating expenses:
Research and development	$11,035	$13,576	$15,515	$23,787
General and administrative	5,303	6,750	10,731	11,914
Total operating expenses	16,338	20,326	26,246	35,701

Loss from operations	(16,338)	(20,326)	(26,246)	(35,701)

Interest income (expense):
Interest income	38	52	81	114
Interest expense	(2)	(1,297)	(3)	(2,592)
Total interest income (expense)	36	(1,245)	78	(2,478)
Loss from continuing operations before income taxes	(16,302)	(21,571)	(26,168)	(38,179)
Provision for income taxes	(2)	—	(3)	(1)
Net loss from continuing operations	(16,304)	(21,571)	(26,171)	(38,180)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	107	(1,186)	121	(3,395)
Net loss	(16,197)	(22,757)	(26,050)	(41,575)
Other comprehensive income:
Unrealized gain on securities	20	14	45	25
Comprehensive loss	$(16,177)	$(22,743)	$(26,005)	$(41,550)

Basic and diluted net loss per share:
Continuing operations	$(0.20)	$(0.27)	$(0.32)	$(0.47)
Discontinued operations	0.00	(0.01)	0.00	(0.04)
Net loss per share	$(0.20)	$(0.28)	$(0.32)	$(0.51)
Shares used in per share computation:
Basic	81,928	80,903	81,874	80,801
Diluted	84,133	80,903	84,120	80,801

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(26,171)	$(38,180)
Adjustments to reconcile net loss to net cash used for operating activities from continuing operations:
Depreciation	63	65
Share-based compensation expense	4,105	3,154
Changes in assets and liabilities:
Inventories	118	(208)
Prepaid expenses and other assets	450	593
Accounts payable	3,828	(3,643)
Accrued research and clinical expenses	(705)	2,640
Accrued employee compensation and benefits	(115)	143
Accrued and other liabilities	(275)	1,227
Net cash used for operating activities from continuing operations	(18,702)	(34,209)
Net cash (used for) provided by operating activities from discontinued operations	(722)	779
Net cash used for operating activities	(19,424)	(33,430)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(122)	(51)
Investment purchases	(56,289)	(108,886)
Proceeds from sale/maturity of securities	65,000	111,895
Net cash provided by investing activities from continuing operations	8,589	2,958
Net cash used for investing activities from discontinued operations	—	(33)
Net cash provided by investing activities	8,589	2,925

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of common stock options	1,799	1,082
Sale of common stock through employee stock purchase plan	132	215
Net cash provided by financing activities from continuing operations	1,931	1,297
Net cash used for financing activities from discontinued operations	—	(78)
Net cash provided by financing activities	1,931	1,219

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,904)	(29,286)
CASH AND CASH EQUIVALENTS:
Beginning of period	37,216	40,533
End of period	$28,312	$11,247

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Management has evaluated all events and transactions that occurred after June 30, 2011 up through the date these condensed consolidated financial statements were filed. There were no events or transactions occurring during this subsequent event reporting period which require recognition in these condensed consolidated financial statements except as presented in Note 15: “Subsequent Events”. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, as filed on March 1, 2011 with the Securities and Exchange Commission, or SEC. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

The sale of the MUSE product and certain related assets has been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented, since (i) the MUSE product and related assets have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities, (ii) the Company does not have any significant continuing involvement with the product after the close of the transaction, and (iii) the cash milestone payment to be received upon achievement of certain sales levels is considered an indirect cash flow. The assets and liabilities related to the MUSE operations are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets for all periods presented. The extinguishment of the largest liability of the discontinued operations, accrued product returns, will be settled in accordance with the returns policy and by cash payments made to former customers for the return of expired MUSE product sold by VIVUS. The return window for expired MUSE product will end in 2013.

The following table presents the major classes of assets and liabilities that have been presented as assets and liabilities of discontinued operations in the condensed consolidated balance sheets (in thousands):

	June 30, 2011 (unaudited)	December 31, 2010
ASSETS
Trade accounts receivable, net	$—	$6
Total current assets of discontinued operations	$—	$6

	June 30, 2011 (unaudited)	December 31, 2010
LIABILITIES
Accounts payable	$7	$211
Accrued product returns	2,380	2,598
Accrued chargeback reserve	275	472
Accrued employee compensation and benefits	—	47
Accrued and other liabilities	—	184
Total current liabilities of discontinued operations	$2,662	$3,512

The following table presents summarized results of operations for the discontinued operations presented in the condensed consolidated statements of operations (in thousands)(unaudited):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(unaudited)		(unaudited)
Operating income (loss)	$107	$(1,087)	$121	$(3,199)
Income (loss) before provision for income taxes	107	(1,178)	121	(3,380)
Net income (loss) from discontinued operations	$107	$(1,186)	$121	$(3,395)

3. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with SFAS 123R, Share-Based Payment, as codified in FASB ASC topic 718, Compensation—Stock Compensation, or ASC 718.

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and six months ended June 30, 2011 and 2010 was comprised as follows (in thousands, except per share data)(unaudited):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010

Research and development	$529	$229	$1,068	$561
General and administrative	1,455	1,311	3,037	2,593
Share-based compensation expense before taxes	1,984	1,540	4,105	3,154
Related income tax benefits	—	—	—	—
Share-based compensation expense, net of taxes	$1,984	$1,540	$4,105	$3,154
Basic and diluted per common share	$0.02	$0.02	$0.05	$0.04

4. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at June 30, 2011 and December 31, 2010 are presented in the tables that follow:

As of June 30, 2011 (in thousands)(unaudited):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$28,312	$28,312	$—	$—
Total cash and cash equivalents	$28,312	$28,312	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$93,255	$93,304	$49	$—
Total available-for-sale securities	$93,255	$93,304	$49	$—

As of December 31, 2010 (in thousands):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$37,216	$37,216	$—	$—
Total cash and cash equivalents	$37,216	$37,216	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$101,966	$101,970	$12	$(8)
Total available-for-sale securities	$101,966	$101,970	$12	$(8)

The following table summarizes the Company’s available-for-sale securities by the contractual maturity date as of June 30, 2011 (in thousands)(unaudited):

	Amortized Cost	Estimated Fair Value
Due within one year	$93,255	$93,304
	$93,255	$93,304

There were no net realized gains or losses on available-for-sale securities for the periods ended June 30, 2011 and 2010.

During the three and six months ended June 30, 2011, the Company had no sales of available-for-sale securities. In the ordinary course of business, the Company may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

At June 30, 2011, the Company did not have any cash equivalent or available-for-sale securities that were in an unrealized loss position.

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

As of June 30, 2011 and December 31, 2010, the temporary unrealized gains on cash, cash equivalents and available-for-sale securities, net of tax, of $49,000 and $4,000, respectively, were included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, FSP SFAS 115-2 and SFAS 124-4, Recognition and Presentation of Other-than-Temporary Impairments (“FSP 115-2/SFAS 124-2”) and SAB Topic 5M, Accounting for Non-current Marketable Equity Securities, as codified in FASB ASC topic 320-10, Investments—Debt and Equity Securities, or ASC 320-10, provides guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. Effective for all periods ending after June 15, 2009, it provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. At June 30, 2011 and December 31, 2010, all available-for-sale securities were invested in U.S. Treasuries.

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

The following fair value hierarchy tables present information about the Company’s assets (cash and cash equivalents, available-for-sale securities) measured at fair value on a recurring basis as of June 30, 2011 (in thousands)(unaudited):

	Basis of Fair Value Measurements
	Balance at June 30, 2011	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$28,312	$28,312	$—	$—
Total cash and cash equivalents	$28,312	$28,312	$—	$—

	Basis of Fair Value Measurements
	Balance at June 30, 2011	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$93,304	$93,304	$—	$—
Total available-for-sale securities	$93,304	$93,304	$—	$—
Reported as:
Cash and cash equivalents	$28,312
Available-for-sale securities	93,304
Total	$121,616

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

As of June 30, 2011, the Company does not have any liabilities that are measured at fair value on a recurring basis.

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). There were no assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2011.

5. INVENTORIES

Inventory balances consist of (in thousands):

	June 30, 2011
	(unaudited)	December 31, 2010
Raw materials	$3,107	$3,225

The raw materials balance at June 30, 2011 consists of the active pharmaceutical ingredients for QNEXA.

The Company has made and anticipates in future periods that it will scale-up and make commercial quantities of certain of its product candidates prior to the date it anticipates that such products will receive final FDA approval in the U.S. or European Medicines Agency approval in the European Union (i.e., pre-launch inventories). Pre-launch inventories are included on the condensed consolidated balance sheets once the product under review has attained a stage in the development process of having been subject to a Phase 3 clinical trial or its equivalent, or if a regulatory filing has been made for licensure for marketing the product and the product has a well characterized manufacturing process.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of June 30, 2011 and December 31, 2010, respectively, consist of (in thousands):

	June 30, 2011 (unaudited)	December 31, 2010
Refundable federal income taxes	$—	$141
Interest receivable	600	553
Prepaid insurance	355	594
Other prepaid expenses and assets	243	360
Prepaid expenses and other assets	$1,198	$1,648

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

The agreements also provided the Company with an option to purchase, and the Deerfield Affiliates with an option to compel the Company to purchase, or put right, the Deerfield Sub holding the royalty rights. If the Company exercised its right to purchase the Deerfield Sub, the net price would be $23 million if exercised before April 3, 2011, or $26 million if exercised after April 3, 2011 but before April 3, 2012 (the purchase prices were subject to other adjustments as defined in the agreement). After April 3, 2011, the Deerfield Affiliates could have exercised the right to compel the Company to purchase the Deerfield Sub at a price of $17 million. The purchase prices under the put right were subject to other adjustments as defined in the agreements. If either party exercised its option, any further royalty payments would be effectively terminated. In exchange for the option right, the Company paid $2 million to the Deerfield Affiliates. The Company’s intellectual property and all of the accounts receivable, inventory and machinery and equipment arising out of or relating to MUSE and avanafil were collateral for this transaction.

In preparation for the closing of the MUSE Transaction and in accordance with the terms of the Option Premium Adjustment, or OPA, the Company exercised the option right and on October 21, 2010, it paid $27.1 million in satisfaction of all of its financial obligations under the FARA and OPA. The gross amount paid consisted of the Base Option Price of $25 million less the $2 million Option Premium Adjustment, or $23 million, plus the Cash Adjustment of $2.8 million and the Royalty Adjustment of $1.3 million. The Royalty Adjustment was calculated based upon royalties on MUSE sales not yet paid to the Deerfield Sub at the time of Option Closing. The Cash Adjustment was the total amount of cash remaining in the Deerfield Sub at time of Option Closing. As a result, all of the outstanding shares of the Deerfield Sub were acquired by the Company, the royalty rights to MUSE and avanafil were terminated and the notes payable of the Deerfield Sub were cancelled. In addition, the $2.8 million of cash held by the Deerfield Sub is now owned by the Company. All the security interests in the collateral related to MUSE and avanafil held by the Deerfield Sub and the Deerfield Affiliates as part of the FARA and OPA were terminated. The payoff of the Deerfield loan resulted in a loss on the early extinguishment of debt of $6 million which was recognized in the fourth quarter of 2010.

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

8. AGREEMENTS

In 2001, VIVUS entered into a Development, Licensing and Supply Agreement with Tanabe for the development of avanafil, an oral PDE5 inhibitor investigational drug candidate for the treatment of erectile dysfunction. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or MTPC. Under the terms of the 2001 Development, Licensing and Supply Agreement with Tanabe, the Company paid a $2 million license fee obligation to Tanabe in the year ended December 31, 2006. No payments were made under this agreement with MTPC in the year ended December 31, 2008; however, the Company paid MTPC $4 million in January 2009 following the enrollment in December 2008 of the first patient in the first Phase 3 clinical study. In June 2011, the Company submitted an NDA to the FDA for avanafil and accrued a $4 million milestone due to MTPC under this agreement. The Company expects to make other substantial payments to MTPC in accordance with its agreements with MTPC as the Company continues to develop and, if approved for sale, commercialize avanafil for the oral treatment of male sexual dysfunction. Such potential future milestone payments total $11 million in the aggregate and include payments upon: the obtainment of the first regulatory approval in the U.S. and any major European country; and achievement of $250 million or more in calendar year sales.

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

On October 16, 2001, the Company entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational drug candidate development program for QNEXA for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to the Company with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, the Company has paid a total of $220,000 to Dr. Najarian through June 30, 2011 and has issued him options to purchase 40,000 shares of our common stock. The Company is obligated under the terms of the Assignment Agreement to make a milestone payment of $1 million and issue an option to purchase 20,000 shares of VIVUS’ common stock to Dr. Najarian upon marketing approval by the FDA of a product for the treatment of obesity that is based upon the Combination Therapy and Patents. The Assignment Agreement will require the Company to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that the Company decides not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined the Company as a part-time employee and currently serves as a Principal Scientist.

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

Future minimum lease payments under operating leases are as follows (in thousands)(unaudited):

2011	$346
2012	406
Total	$752

Other Agreements

The Company has entered into various agreements with clinical consultants and clinical research organizations to perform clinical studies on its behalf and at June 30, 2011, its remaining commitments under these agreements totaled $5.6 million.

The Company has remaining commitments under various general and administrative services agreements totaling $3.8 million at June 30, 2011, including $1.5 million related to Leland F. Wilson’s Employment Agreement. On December 19, 2007, the Compensation Committee of the Board of Directors of the Company approved an employment agreement, or the Employment Agreement, with Leland F. Wilson, the Company’s Chief Executive Officer. The Employment Agreement includes salary, incentive compensation, retirement benefits and length of employment, among other items, as agreed to with Mr. Wilson. The Employment Agreement had an initial term of two years commencing on the effective date, June 1, 2007, or the Effective Date. On January 23, 2009, the Compensation Committee approved an amendment to the Employment Agreement, or the Amendment, which amends the Employment Agreement. Pursuant to the Amendment, the initial term of the Employment Agreement was increased from two to three years commencing on June 1, 2007 and other relevant dates were also extended to reflect the three-year initial term. On January 21, 2011, the Compensation Committee approved the second amendment to Mr. Wilson’s Employment Agreement. Pursuant to the second amendment, the initial term of the Employment Agreement is increased to four years commencing on June 1, 2007. As neither party provided notice of termination, the Employment Agreement was automatically extended for an additional one-year term commencing on June 1, 2011.

The Company has also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research and testing and, at June 30, 2011, its remaining commitments under these agreements totaled $3.9 million. The Company has placed orders with MTPC for avanafil finished goods and its remaining commitment under these purchase obligations at June 30, 2011 totaled $6.4 million.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company’s analysis of all available evidence, both positive and negative, as of June 30, 2011, it was considered more likely than not that the Company’s deferred tax assets would not be realized. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it can recover its deferred tax assets.

The total gross unrecognized tax benefits as of June 30, 2011 are $1.2 million and relate to state tax exposures, of which $7,000 would affect the effective tax rate if recognized. The total unrecognized tax benefits as of June 30, 2011 include approximately $1.2 million of unrecognized tax benefits that have been netted against the related deferred tax assets.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of June 30, 2011, the Company has accrued $1,000 of interest and penalties related to unrecognized tax benefits.

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

As the Company recognized a net loss for the three months and six months ended June 30, 2011 and 2010 all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three months ended June 30, 2011and 2010, 5,412,766 and 5,168,457 options outstanding, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive. For the six months ended June 30, 2011, and 2010, respectively, 5,321,330 and 4,753,501 options outstanding, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

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

On August 1, 2011, the Company filed a Form S-8 with the SEC registering 600,000 shares of common stock, par value $0.001 per share, under the 1994 Employee Stock Purchase Plan, as amended, or 1994 ESPP.

13. LEGAL MATTERS

Securities Related Class Action Lawsuits

The Company and two of its officers are defendants in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. CV10-4957 PJH, pending in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleges violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by defendants in connection with the Company’s clinical trials and New Drug Application, or NDA, for QNEXA as a treatment for obesity. In his Amended Class Action Complaint filed April 4, 2011, plaintiff alleges generally that defendants misled investors regarding the prospects for QNEXA’s NDA approval, and the drug’s efficacy and safety. On June 3, 2011, defendants filed a motion to dismiss, which is currently scheduled for hearing on October 5, 2011. Discovery is stayed pending resolution of the motion.

Additionally, the Company’s directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV 10-05271 PJH, also pending in the same federal court. In her Verified Amended Shareholder Derivative Complaint filed June 3, 2011, plaintiff largely restates the allegations of the Kovtun action and alleges that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in Kovtun. The matter is stayed pending resolution of defendants’ motion to dismiss in Kovtun. The Company’s directors are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. As with the federal derivative litigation, these consolidated actions are stayed pending resolution of the motion to dismiss in Kovtun.

The Company and its directors believe that the various shareholder lawsuits are without merit, and they intend to vigorously defend the various actions.

Other Matters

In the normal course of business, the Company receives claims and makes inquiries regarding patent and trademark infringement and other related legal matters. The Company believes that it has meritorious claims and defenses and intends to pursue any such matters vigorously. Additionally, the Company in the normal course of business may become involved in lawsuits and subject to various claims from current and former employees including wrongful termination, sexual discrimination and employment matters. Due to the current economic downturn, employees may be more likely to file employment-related claims following termination of their employment. Employment-related claims also may be more likely following a poor performance review. Although there may be no merit to such claims or legal matters, the Company may be required to allocate additional monetary and personnel resources to defend against these type of allegations. The Company believes the disposition of the current lawsuit and claims is not likely to have a material effect on its financial condition or liquidity.

The Company is not aware of any other asserted or unasserted claims against it where it believes that an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

14. STOCK OPTION AND PURCHASE PLANS

On March 29, 2010, the Company’s Board of Directors terminated the Company’s 2001 Stock Option Plan, or the 2001 Plan. In addition, the Board of Directors adopted and approved a new 2010 Equity Incentive Plan, or the 2010 Plan, with 32,000 shares remaining reserved and unissued under the 2001 Plan. In addition, the Board of Directors adopted and approved a new 2010 Equity Incentive Plan, or the 2010 Plan, subject to the approval of the Company’s stockholders. The 2001 Plan, however, will continue to govern awards previously granted under it. On June 25, 2010, the Company’s stockholders approved the 2010 Plan at the Company’s 2010 Annual Meeting of Stockholders. The 2010 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to employees, directors and consultants, to be granted from time to time as determined by the Board of Directors, the Compensation Committee of the Board of Directors, or its designees. The 2010 Plan’s share reserve which the stockholders approved is 8,400,000 shares, plus any shares reserved but not issued pursuant to awards under the 2001 Plan as of the date of stockholder approval, plus any shares subject to outstanding awards under the 2001 Plan that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company, up to a maximum of 8,111,273 shares (which is the number of shares subject to outstanding options under the 2001 Plan as of March 11, 2010). Awards exercisable for 1,563,790 shares have been granted pursuant to the 2010 Plan.

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

As of June 30, 2011, there were 8,769,511 shares subject to all options outstanding under all stock plans and 7,282,044 shares reserved for issuance under the 2010 Plan. Additionally, the average weighted exercise price of all outstanding options under all stock plans was $6.19 per share and the average weighted remaining term was 6.81 years.

On June 17, 2011, the Company’s stockholders approved amendments to the Company’s 1994 ESPP to increase the number of shares reserved for issuance under the 1994 ESPP by 600,000 shares to a new total of 2,000,000, to remove the Plan’s 20-year term, and to include certain changes consistent with Treasury Regulations relating to employee stock purchase plans under Section 423 of the Internal Revenue Code of 1986, as amended, and other applicable law.

As of June 30, 2011, 1,351,550 shares have been issued to employees and there are 48,450 shares available for issuance under the 1994 ESPP.

15. SUBSEQUENT EVENTS

On August 1, 2011, the Company filed a Form S-8 with the SEC registering 600,000 shares of common stock, par value $0.001 per share, under the 1994 Employee Stock Purchase Plan, as amended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward looking words or phrases such as “may,” “will,” “believe,” “expect,” “intend,” “anticipate,” “predict,” “should,” “planned,” “continue,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) the timing and substance of our response to the FDA’s requests from the End-of-Review meeting; (2) our response to, and continued dialogue with, the FDA relating to matters raised in the FDA’s Complete Response Letter, or CRL; (3) the timing and results of the retrospective observational study of fetal outcomes in infants born to mothers exposed to topiramate during pregnancy; (4) the reliability of the electronic medical claims healthcare databases used in the FORTRESS study; (5) the FDA’s interpretation of and agreement with the information VIVUS submitted relating to teratogenicity and cardiovascular safety; (6) the FDA’s interpretation of the data from our SEQUEL study (OB-305) and Sleep Apnea study (OB-204); (7) that we may be required to conduct additional prospective studies or retrospective observational studies or to provide further analysis of clinical trial data; (8) our response to questions and requests for additional information including additional pre-clinical or clinical studies from the European Medicines Agency, or EMA, and the Committee for Medicinal Products for Human Use, or CHMP, of the Marketing Authorization Application, or MAA, for QNEXA; (9) the results of external studies to assess the teratogenic risk of topiramate; (10) results of the REMS or cardiovascular outcomes for obesity advisory meetings; (11) the outcome of the second advisory committee meeting for QNEXA; (12) impact on future sales based on specific indication and contraindications contained in the label and extent of the REMS, distribution and patient access program; (13) our history of losses and variable quarterly results; (14) substantial competition; (15) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (16) uncertainties of government or third party payer reimbursement; (17) our reliance on sole source suppliers; (18) our limited sales and marketing efforts and our reliance on third parties; (19) failure to continue to develop innovative investigational drug candidates and drugs; (20) risks related to the failure to obtain United States Food and Drug Administration, or FDA, or foreign authority clearances or approvals and noncompliance with FDA regulations; (21) our ability to demonstrate through clinical testing the safety and effectiveness of our investigational drug candidates; (22) our dependence on the performance of our collaborative partners; (23) the timing of initiation and completion of clinical trials and submissions to the FDA; (24) the volatility and liquidity of the financial markets; (25) our liquidity and capital resources; (26) our expected future revenues, operations and expenditures; and (27) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Item 1A. Risk Factors.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

VIVUS, Inc. is a biopharmaceutical company, incorporated in 1991 as a California corporation and reincorporated in 1996 as a Delaware corporation, dedicated to the development and commercialization of therapeutic drugs for large underserved markets, including obesity and related morbidities, such as sleep apnea and diabetes and men’s sexual health. With respect to obesity, historical estimates are that the potential worldwide pharmaceutical market for obesity could approach $5 billion annually. The recent withdrawal of sibutramine from the market and failure of new therapies, including QNEXA, to gain approval from the FDA or foreign regulators makes it difficult to estimate the potential size of the obesity market. Obesity remains an epidemic and in the United States alone, the CDC estimates that over 108 million people are obese or overweight. Annual sales of approved drugs for diabetes worldwide were approximately $35 billion in 2010 and are expected to grow to approximately $50 billion by 2015. There are currently no approved pharmaceutical therapies for sleep apnea; however, the sales of devices and related consumables used to treat sleep apnea exceed $2 billion annually. Annual sales of approved drugs for erectile dysfunction currently exceed $4 billion.

Currently, our investigational drug candidate, QNEXA, is under review by regulators for approval as a treatment for obesity in the U.S. and the European Union. On October 28, 2010, we received a CRL regarding the New Drug Application, or NDA, for QNEXA® as a treatment for obesity. The CRL stated that in its current form, the NDA for QNEXA was not approvable. The CRL included the following areas: clinical, labeling, Risk Evaluation and Mitigation Strategy, or REMS, safety update, and drug scheduling. In the clinical section of the CRL, the Federal Drug Administration, or FDA, requested a comprehensive assessment of topiramate’s and QNEXA’s teratogenic potential including a detailed plan and strategy to evaluate and mitigate the potential teratogenic risks in women of childbearing potential taking the drug for the treatment of obesity. In addition, the FDA asked us to provide evidence that the elevation in heart rate (mean 1.6 beats per minute on the top dose) associated with QNEXA does not increase the risk for major adverse cardiovascular events. The FDA requested that we formally submit the results from the completed SEQUEL study (OB-305), a 52-week extension study for a subset of 675 patients who completed the previously reported 56-week CONQUER study. The FDA reserved the right to comment further on proposed labeling. On REMS, the FDA requested that a discussion of an already submitted REMS plan be continued after we have submitted the written response. The agency also requested a safety update of any new adverse events be submitted to the NDA. Finally, the FDA stated that if approved, QNEXA would be a Schedule IV drug due to the phentermine component. No new clinical studies were requested in the CRL. On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss the items contained in the CRL and the information we plan to include in the resubmission of the NDA for QNEXA. In anticipation of the meeting, we provided a briefing document that included comprehensive assessment of the teratogenic potential of topiramate including analyses integrating existing non-clinical and clinical data. In addition, we provided several new analyses including cardiovascular data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies to demonstrate that QNEXA does not increase the risk for major cardiovascular events and that the observed increases in heart rate, which occurred in some patients over the course of the clinical program, did not increase the risk of major cardiovascular events, as evidenced by adverse events reported in the trial. We also provided a synopsis of the final study report for the SEQUEL study. At the meeting, an overview was provided of the teratogenicity and cardiovascular risk material covered by the background package. The discussion also included elements of our proposed REMS program for QNEXA. The primary focus of the FDA at the meeting, however, concerned the teratogenic potential for topiramate, specifically the incidence of oral clefts observed in the North American AED Pregnancy Registry and in the UK Epilepsy and Pregnancy Registry. The FDA requested that we assess the feasibility of performing a retrospective observational study utilizing existing electronic medical claims healthcare databases to review fetal outcomes, including the incidence of congenital malformations and oral cleft, in the offspring of women who received prophylaxis treatment with 100 mg of topiramate for migraine during pregnancy, or the Feasibility Assessment. We held a follow up meeting with the FDA on April 14, 2011 to discuss the Feasibility Assessment. We have reached agreement, subject to the finalization of the written protocol and statistical analysis plan, with the FDA on the retrospective observational study objectives and design, primary endpoints, and eligibility criteria. During the April 2011 meeting, it was agreed the study would be expanded to include all doses of topiramate and all diagnoses. It was also agreed that the results would be stratified and that the diagnoses of those exposed to topiramate would be matched with control groups with similar diagnoses and patient profiles. The co-primary endpoints will be the relative risk of major congenital malformations and oral cleft in infants born to mothers exposed to topiramate during pregnancy as compared to a control group that was not exposed to topiramate. The retrospective observational study is called FORTRESS, for Fetal Outcome Retrospective TopiRamate ExpoSure Study. The FORTRESS study is underway and we expect the results in the fourth quarter of 2011. The final indication and timing of the resubmission will be dependent upon the results of the retrospective observational study. Our goal is to resubmit the QNEXA NDA in the fourth quarter of 2011. We have confirmed with the FDA that any resubmission will be considered a Class 2 resubmission with a 6-month review goal. The FDA has also indicated that a resubmission would likely be discussed at a second advisory committee meeting. Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the QNEXA NDA. In the QNEXA studies, which included 15 offspring from women exposed to QNEXA or topiramate, there were no reports of any congenital malformations.

In May 2011, we received a response to our MAA from the CHMP. The response was in the form of the “120-day questions.” We are currently reviewing the 120-day questions which cover a broad range of topics including, without limitation, issues relating to phentermine, which include historical concerns regarding its potential association with valvulopathy and pulmonary hypertension; heart rate and limited long-term safety data in high-risk patients; and known and suspected affects of topiramate which include CNS and teratogenic potential. The CHMP also had questions concerning our proposed risk management plan for QNEXA. The 120-day questions are consistent with the issues previously raised in the FDA review process. We are in the process of preparing our response.  We will meet with representatives from the CHMP to seek clarification on certain questions and we anticipate submitting a response in the fourth quarter of 2011. We expect the CHMP to issue the 180-day opinion in the first quarter of 2012. There can be no assurance that our response will be adequate or that our MAA will be approved by the EMA.

In May 2011, the Journal of the American Medical Association published the results of a study entitled, Newer-Generation Antiepileptic Drugs and the Risk of Major Birth Defects by Ditte Mølgaard-Nielsen, MSc, Anders Hviid, MSc, DrMedSci (JAMA. 2011;305(19):1996-2002) . The study was a population-based cohort study of 837,795 live-born infants in Denmark from January 1, 1996, through September 30, 2008. Individual-level information on dispensed antiepileptic drugs to mothers, birth defect diagnoses, and potential confounders were obtained from compulsory nationwide health registries. The main outcome measures were Prevalence Odds Ratios (PORs) of any major birth defect diagnosed within the first year of life by fetal exposure to antiepileptic drugs.

Of the 1,532 infants exposed to lamotrigine, oxcarbazepine, topiramate, gabapentin, or levetiracetam (newer-generation antiepileptic drugs) during the first trimester, 49 were diagnosed with a major birth defect compared with 19,911 of the 836,263 who were not exposed to an antiepileptic drug (3.2% vs. 2.4%, respectively; adjusted POR [APOR], 0.99; 95% confidence interval [CI], 0.72-1.36). For the topiramate subgroup, a major birth defect was diagnosed in five of 108 infants (4.6%) exposed to topiramate (APOR, 1.44; 95% CI, 0.58-3.58). The study concluded that among live-born infants in Denmark, first-trimester exposure to newer-generation antiepileptic drugs, including topiramate, compared with no exposure, was not associated with an increased risk of major birth defects.

In July 2011, abstracts for an international epilepsy conference became available. Included in these abstracts were the top-line results of an additional retrospective study of medical claims data on oral clefts, or OCs, and major congenital malformations, or MCMs, associated with in utero topiramate exposure. This study was conducted using medical claims and pharmacy prescription data from the Wolters Kluwer Pharma Solutions Source® Lx Patient Longitudinal Database. This study identified 778 mother-infant dyads exposed to topiramate within 10 months prior to giving birth. The study compared the incidence rate of OC and MCM in topiramate exposed dyads to two control groups, one comprised of 3,431 dyads exposed to other antiepileptic drugs, or AEDs, during pregnancy and a second of 2,307 dyads with a diagnosis of epilepsy (with or without treatment), but no exposure to topiramate during pregnancy. Dyads exposed to known teratogens were excluded from all cohorts. The results of the study found there were no statistically significant differences in OC or MCM frequency between the topiramate and control groups. The results of this retrospective study will be presented at the International Epilepsy Congress, or IEC, in Rome, Italy on August 31, 2011 by Dr. Alison Pack, Associate Professor of Clinical Neurology, Department of Neurology, Columbia University Medical Center.

The FDA has recently updated the label for topiramate to reflect a lower than previously reported relative risk of oral cleft.  In March 2011, based on data from the North American antiepileptic registry, the reported prevalence of oral cleft from topiramate exposure was 1.4% as compared to a historical control of 0.07%. In July 2011, the label was revised and now includes a prevalence rate for oral cleft of 1.2%. The historical control was corrected to 0.12%, which is more in line with the expected background rate in the general population. More importantly, the relative risk calculation dramatically improved from 21.3 to 9.6.

In addition to QNEXA, we have an investigational drug candidate, avanafil, to treat erectile dysfunction, or ED. We have completed the Phase 3 clinical studies for avanafil and we filed an NDA with the FDA in June 2011. In clinical studies, avanafil has demonstrated a fast onset of action, with full efficacy reported in some patients within 15 minutes after administration. The unique profile of avanafil suggests that the compound may be more selective than other oral phosphodiesterase type 5, or PDE5, inhibitors. Greater selectivity can potentially result in lower incidence of the side effects associated with activation of non-PDE5 isozymes.

Our Future

Our goal is to build a successful biopharmaceutical company through the development and commercialization of innovative proprietary drugs. We intend to achieve this by:

•                  seeking regulatory approval for QNEXA for the treatment of obesity in the U.S. and the European Union and other territories worldwide;

•                  seeking regulatory approval for avanafil for the treatment of ED in the U.S., the European Union and other territories worldwide;

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

We have funded operations primarily through private and public offerings of our common stock, through the sale of the rights to Evamist and through sales of our former product, MUSE (alprostadil). We expect to generate future net losses due to increases in operating expenses as our various investigational drug candidates are advanced through the various stages of clinical development and for pre-commercialization activities. In connection with the sale of Evamist, to date we have received an aggregate of $150 million. On November 5, 2010, we sold MUSE to Meda A.B., for which we received an upfront payment of $22 million upon the closing and are eligible to receive an additional $1.5 million based on future sales of MUSE, provided that certain sales milestones are reached. As of June 30, 2011, we have incurred a cumulative deficit of $326.2 million and expect to incur operating losses in future years.

Our Investigational Drug Candidates

Our investigational drug pipeline includes two late-stage clinical investigational drug candidates. One of these investigational drug candidates, QNEXA, has completed Phase 3 clinical trials for obesity and Phase 2 clinical trials for diabetes and obstructive sleep apnea. We submitted an NDA to the FDA for QNEXA in December 2009. On October 28, 2010, we received a CRL from the FDA regarding the QNEXA NDA stating that the NDA could not be approved in its present form. In subsequent meetings with the FDA, we have come to an agreement, subject to finalization of the written protocol and statistical analysis plan, on a retrospective observational study of major congenital malformations and oral clefts, FORTRESS. The timing and final indication of the QNEXA NDA resubmission is dependent on the results of FORTRESS. In the EU, the MAA for QNEXA is currently under review through the centralized procedure. In May 2011, we received the 120-day questions from the CHMP. We are currently reviewing the 120-day questions and anticipate submitting our response in the fourth quarter of 2011. We expect the CHMP to issue the 180-day opinion in the first quarter of 2012. There can be no assurance that our response will be adequate or that our MAA will be approved by the EMA.

We submitted an NDA for avanafil, our second late-stage investigational drug candidate, for the treatment of erectile dysfunction in June 2011 and expect to submit the MAA in the first half of 2012. Our investigational drug candidates are summarized as follows:

Drug	Indication	Status	Commercial rights
QNEXA (phentermine and topiramate CR)	Obesity	Phase 3 studies completed; NDA submitted; CRL received; MAA under review in EU; 120-day questions received	Worldwide
QNEXA (phentermine and topiramate CR)	Obstructive Sleep Apnea	Phase 2 study completed	Worldwide
QNEXA (phentermine and topiramate CR)	Diabetes	Phase 2 study completed	Worldwide
Avanafil (PDE5 inhibitor)	Erectile dysfunction	Phase 3 completed; NDA submitted; MAA preparation and submission in progress	Worldwide license from Mitsubishi Tanabe Pharma Corporation (excluding certain Asian markets)

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

On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss our planned response to the CRL received on October 28, 2010, regarding the New Drug Application, or NDA, for QNEXA as a treatment for obesity. The CRL stated that in its current form, the NDA for QNEXA was not approvable. The CRL included the following areas: clinical, labeling, REMS, safety update, and drug scheduling. In the clinical section of the CRL, the FDA requested a comprehensive assessment of topiramate’s and QNEXA’s teratogenic potential including a detailed plan and strategy to evaluate and mitigate the potential teratogenic risks in women of childbearing potential taking the drug for the treatment of obesity. In addition, the FDA asked us to provide evidence that the elevation in heart rate (mean 1.6 beats per minute on the top dose) associated with QNEXA does not increase the risk for major adverse cardiovascular events. The FDA requested that we formally submit the results from the completed SEQUEL study (OB-305), a 52-week extension study for a subset of 675 patients who completed the previously reported 56-week CONQUER study. The FDA reserved the right to comment further on proposed labeling. On REMS, the FDA requested that a discussion of an already-submitted REMS plan be continued after we have submitted the written response. The agency also requested a safety update of any new adverse events be submitted to the NDA. Finally, the FDA stated that if approved, QNEXA would be a Schedule IV drug due to the phentermine component. No new clinical studies were requested in the CRL. In anticipation of the meeting held with the FDA on January 19, 2011, we provided a briefing document that included comprehensive assessment of the teratogenic potential of topiramate including analyses integrating existing non-clinical and clinical data. In addition, we provided several new analyses including cardiovascular data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies to demonstrate that QNEXA does not increase the risk for major cardiovascular events and that the observed increases in heart rate, which occurred in some patients over the course of the clinical program, did not increase the risk of major cardiovascular events, as evidenced by adverse events reported in the trial. We also provided a synopsis of the final study report for the SEQUEL study. At the meeting, an overview was provided of the teratogenicity and cardiovascular risk material covered in the background package. The discussion also included elements of our proposed REMS program for QNEXA. The primary focus of the FDA at the meeting, however, concerned the teratogenic potential for topiramate. The FDA requested that we complete the Feasibility Assessment. The Feasibility Assessment is complete and in April 2011 we again met with the FDA and agreed to conduct the retrospective observational study, FORTRESS, prior to the resubmission of the QNEXA NDA. Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional studies in connection with the QNEXA NDA. In the QNEXA studies, which included 15 births from women exposed to QNEXA or topiramate, there were no reports of any congenital malformations or low birth weight.

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

The FDA has recently updated the label for topiramate to reflect a lower than previously reported relative risk of oral cleft.  In March 2011, based on data from the North American antiepileptic registry, the reported prevalence of oral cleft from topiramate exposure was 1.4% as compared to a historical control of 0.07%. In July 2011, the label was revised and now includes a prevalence rate for oral cleft of 1.2%. The historical control was corrected to 0.12%, which is more in line with the expected background rate in the general population. More importantly, the relative risk calculation dramatically improved from 21.3 to 9.6.

In May 2011, the Journal of the American Medical Association published the results of a study entitled, Newer-Generation Antiepileptic Drugs and the Risk of Major Birth Defects by Ditte Mølgaard-Nielsen, MSc, Anders Hviid, MSc, DrMedSci (JAMA. 2011;305(19):1996-2002) . The study was a population-based cohort study of 837,795 live-born infants in Denmark from January 1, 1996 through September 30, 2008. Individual-level information on dispensed antiepileptic drugs to mothers, birth defect diagnoses, and potential confounders were obtained from compulsory nationwide health registries. The main outcome measures were Prevalence Odds Ratios (PORs) of any major birth defect diagnosed within the first year of life by fetal exposure to antiepileptic drugs. Of the 1,532 infants exposed to lamotrigine, oxcarbazepine, topiramate, gabapentin, or levetiracetam (newer-generation antiepileptic drugs) during the first trimester, 49 were diagnosed with a major birth defect compared with 19,911 of the 836,263 who were not exposed to an antiepileptic drug (3.2% vs. 2.4%, respectively; adjusted POR [APOR], 0.99; 95% confidence interval [CI], 0.72-1.36). For the small topiramate subgroup, a major birth defect was diagnosed in five of 108 infants (4.6%) exposed to topiramate (APOR, 1.44; 95% CI, 0.58-3.58). The study concluded that among live-born infants in Denmark, first-trimester exposure to newer-generation antiepileptic drugs, including topiramate, compared with no exposure, was not associated with an increased risk of major birth defects.

In July 2011, abstracts for an international epilepsy conference became available. Included in these abstracts were the top-line results of an additional retrospective study of medical claims data on oral clefts, or OCs, and major congenital malformations, or MCMs, associated with in utero topiramate exposure. This study was conducted using medical claims and pharmacy prescription data from the Wolters Kluwer Pharma Solutions Source® Lx Patient Longitudinal Database. This study identified 778 mother-infant dyads exposed to topiramate within 10 months prior to giving birth. The study compared the incidence rate of OC and MCM in topiramate exposed dyads to two control groups, one comprised of 3,431 dyads exposed to other antiepileptic drugs, or AEDs, during pregnancy and a second of 2,307 dyads with a diagnosis of epilepsy (with or without treatment), but no exposure to topiramate during pregnancy. Dyads exposed to known teratogens were excluded from all cohorts. The results of the study found there were no statistically significant differences in OC or MCM frequency between the topiramate and control groups. The results of this retrospective study will be presented at the International Epilepsy Congress, or IEC, in Rome, Italy on August 31, 2011 by Dr. Alison Pack, Associate Professor of Clinical Neurology, Department of Neurology, Columbia University Medical Center.

The risk of OC and MCM due to topiramate exposure was calculated in comparison to the other AED exposed and the non-topiramate exposed epilepsy groups.  The results are as follows:

Frequency of:	Topiramate Group	AED Group	Epilepsy Group
Oral Cleft	0.26%	0.20%	0.30%
Major malformations	4.11%	3.50%	4.72%

The relative risk (95% CI) for the topiramate group vs. other AEDs group for OCs was 1.26 (0.26-6.05) and the relative risk of MCMs was 1.18 (0.80-1.72). For the topiramate vs. the non-topiramate exposed epilepsy group, the relative risk was 0.85 (0.18-4.07) for OCs and the relative risk was 0.87 (0.59-1.28) for MCMs. There were no statistically significant differences in OC or MCM frequency between the topiramate and control groups.

On December 17, 2010, we filed an MAA with the EMA for QNEXA Controlled-Release Capsules in the European Union, or EU. The MAA was officially validated for the central procedure on January 19, 2011. The proposed indication in the EU is for the treatment of obesity, including weight loss and maintenance of weight loss, and should be used in conjunction with a mildly hypocaloric diet. If approved in the EU, QNEXA could be recommended for obese adult patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). In Europe, approximately 150 million adults are considered overweight or obese, and the prevalence is rising. According to EMA guidelines for medicinal products used in weight control, a demonstration of weight loss of at least 10% of baseline weight, which is at least statistically greater than that associated with placebo, is considered to be a valid primary efficacy criterion. We believe QNEXA has met this efficacy criterion set by the EMA for obesity therapies. The mean weight loss for the mid and top dose of QNEXA at the end of two years was 10.4% and 11.4%, respectively, which we believe met the efficacy benchmark described by the EMA guidelines for obesity therapies. The MAA filing is comprised of data from over 4,500 overweight or obese patients with a broad range of weight-related co-morbidities. Two-year, double-blind data from SEQUEL (OB-305) were also included in the filing to demonstrate durability of treatment response and long-term safety. The EMA’s review of QNEXA will follow their centralized marketing authorization procedure. In May 2011, we received the 120-day questions from the CHMP. We are currently reviewing the 120-day questions which cover a broad range of topics including, without limitation, issues relating to phentermine, which include historical concerns regarding its potential association with valvulopathy and pulmonary hypertension; heart rate and limited long-term safety data in high-risk patients; and known and suspected affects of topiramate which include CNS and teratogenic potential. The CHMP also had questions concerning our proposed risk management plan for QNEXA. The 120-day questions are consistent with the issues previously raised in the FDA review process. We are in the process of preparing our response. We will meet with representatives from the CHMP to seek clarification on certain questions and anticipate submitting a response in the fourth quarter of 2011. We expect the CHMP to issue the 180-day opinion in the first quarter of 2012. There can be no assurance that our response will be adequate or that our MAA will be approved by the EMA. If approved, QNEXA could receive marketing authorization in all EU member countries.

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

ITT-LOCF: Intent-to-treat with last observation carried forward

*                                         p<0.0001 vs. placebo

The EQUIP study met the co-primary endpoints by demonstrating that patients treated with top dose and low-dose QNEXA had an average weight loss of 11% and 5.1%, respectively, as compared to weight loss of 1.6% in the placebo group (ITT-LOCF p<0.0001). Average weight loss was 37 pounds and 18 pounds with top dose QNEXA and low-dose QNEXA, respectively, as compared to six pounds in the placebo group. The proportion of patients losing 5% or more of their initial body weight was 67% for top dose, 45% for low-dose and 17% for placebo (ITT-LOCF p<0.0001).

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

The second year-long Phase 3 trial, known as CONQUER, enrolled 2,487 overweight and obese adult patients (1,737 females and 750 males) with BMI’s from 27 kg/m2 to 45 kg/m2 and at least two co-morbid conditions, such as hypertension, dyslipidemia and type 2 diabetes. The average baseline BMI of the study population was 36.6 kg/m2 and baseline weight was 227 pounds. Patients had a 4-week dose titration period followed by 52 weeks of treatment, with patients randomized to receive once-a-day treatment with top dose QNEXA, mid dose QNEXA or placebo. In April 2011, the results of this study were published in Lancet. Weight loss results from the study are summarized as follows:

	ITT-LOCF					Completers
CONQUER (OB 303) 56 weeks	Placebo (n=979)	QNEXA mid dose (n=488)		QNEXA top dose (n=981)		Placebo (n=564)		QNEXA mid dose (n=344)		QNEXA top dose (n=634)
Mean weight loss (%)	1.8%	8.4	%*	10.4	%*	2.4	%*	10.5	%*	13.2	%*
Greater than or equal to 5% weight loss rate	21%	62	%*	70	%*	26%		75	%*	85	%*

*                                         p<0.0001 vs. placebo

The CONQUER study also met the co-primary endpoints by demonstrating that patients treated with top dose and mid dose QNEXA had an average weight loss of 10.4% and 8.4%, respectively, as compared to weight loss of 1.8% in the placebo group (ITT-LOCF p<0.0001). Average weight loss was 30 pounds and 24 pounds with top dose QNEXA and mid dose QNEXA, respectively, as compared to six pounds in the placebo group. The proportion of patients losing 5% or more of their initial body weight was 70% for top dose, 62% for mid dose and 21% for placebo (ITT-LOCF p<0.0001).

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

We have entered into a Master Services Agreement and related Task Orders with Medpace, Inc., or Medpace, pursuant to which Medpace will perform certain clinical research services in connection with the clinical trials for QNEXA and work related to the preparation of the NDA for avanafil. Our aggregate payment obligations under the agreement for services entered into during 2007 through June 30, 2011, out of pocket expenses and pass through costs totaled approximately $77.4 million, all of which has been paid. We have agreed to defend and indemnify Medpace against third party claims arising from the services other than claims resulting from Medpace’s negligence, willful misconduct, violation of law or material breach of the Master Service Agreement or a Task Order. We can terminate the agreement at any time without cause. Medpace may terminate the agreement following our material breach of the agreement that remains uncured.

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

The currently approved oral medications for type 2 diabetes include insulin releasers such as glyburide, insulin sensitizers such as Actos and Avandia, inhibitors of glucose production by the liver such as metformin, DPP-IV inhibitors like Januvia, as well as Precose and Glyset, which slow the uptake of glucose from the intestine. Approved injectable medications for type 2 diabetes treatment include glucagon-like peptide-1, or GLP-1, analogs such as Liraglutide, marketed under the brand name Victoza, developed by Novo Nordisk and Exenatide, marketed under the brand name Byetta, developed by Amylin Pharmaceuticals and Eli Lilly and Company. Studies to date suggest GLP-1s improve control of blood glucose by increasing insulin secretion, delaying gastric emptying, and suppressing prandial glucagon secretion. Clinical studies have reported that patients treated with GLP-1s have reported weight loss of approximately six to eight pounds.

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

In December 2008, we announced the results of our DM-230 diabetes study. The DM-230 Phase 2 study enrolled 130 patients, who had completed our Phase 2 study for the treatment of obesity, at 10 study sites in the U.S., to continue in a blinded fashion as previously randomized for an additional 28 weeks. The results of the DM-230 study included assessments from the start of the OB-202 study through the end of the DM-230 study in this population, for a total treatment period of 56 weeks. Patients treated with QNEXA had a reduction in hemoglobin A1c of 1.6%, from 8.8% to 7.2%, as compared to 1.1% from 8.5% to 7.4% in the placebo-treated standard of care group (ITT LOCF p=0.0381) at 56 weeks. All patients in the study were actively managed according to American Diabetes Association, or ADA, standards of care with respect to diabetes medications and lifestyle modification. For patients treated with placebo, increases in the number and doses of concurrent anti-diabetic medications were required to bring about the observed reduction in HbA1c. By contrast, concurrent anti-diabetic medications were reduced over the course of the trial in patients treated with QNEXA (p<0.05).

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

QNEXA for Other Indications

We believe QNEXA may be helpful in treating other obesity-related diseases including nonalcoholic steatohepatitis, or NASH, or its precursor, nonalcoholic fatty liver disease, or NAFLD, also known as fatty liver disease. QNEXA may also be helpful in treating hyperlipidemia, or an elevation of lipids (fats) in the bloodstream. These lipids include cholesterol, cholesterol esters (compounds), phospholipids and triglycerides. In addition, QNEXA may be helpful in patients with hypertension that do not respond well to antihypertensive medication.

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

In June 2011, we submitted an NDA to the FDA seeking approval of avanafil for the treatment of ED. The NDA submission follows the successful completion of a Phase 3 program for avanafil, which included over 1,350 patients, where avanafil was shown to be well tolerated and effective in treating men with ED.

Pre-clinical and clinical data suggest that avanafil:

•                  is highly selective to PDE5, which may support a favorable side effect profile; and

•                  is fast-acting (as early as 15 minutes) based on a shorter Tmax, or time to maximum plasma concentration.

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

•                  All FDA-approved primary endpoints were met across all three doses of avanafil; and

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

Highlights of the TA-302 study include:

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

In May 2011, we announced positive results from a Phase 3, placebo-controlled clinical trial of avanafil for the treatment of ED in patients following a radical prostatectomy. The study (REVIVE-RP, TA-303) met all primary endpoints by demonstrating improvement from baseline in erectile function as measured by the Sexual Encounter Profile (both SEP2 and SEP3) and improvements in the IIEF. Consistent with other avanafil clinical studies, successful intercourse as measured by SEP3 was observed as early as 15 minutes after the administration of avanafil. The most common side effects were headache, flushing and nasopharyngitis, and dropouts due to adverse events were low.  There were no serious adverse events reported in the study. The results of the TA-303 study were not required for the avanafil NDA, but the final study report will be submitted to the FDA upon completion. We have been informed by the FDA that the submission of the TA-303 study results subsequent to our NDA filing will not impact the timing of their decision concerning the approvability of avanafil for other populations.

Highlights of the TA-303 study include:

•                  Treatment with both doses of avanafil (100 mg and 200 mg) was associated with significant improvements in each of the co-primary endpoints, SEP2, SEP3 and IIEF-EF in comparison with placebo (p <0.001)

•                  Patients treated with 100 mg and 200 mg of avanafil improved their ability to have successful intercourse (SEP3) four- and five-fold, respectively, from the start of treatment

•                  Treatment with avanafil improved erectile function in a dose-dependent manner with significant increases in the IIEF scores from the beginning of treatment through the end of treatment.  Erectile function scores increased 38% and 55% for patients on the 100 mg and 200 mg doses, respectively, as compared to the placebo group with an increase of 1%

•                  The most commonly reported side effects in patients taking avanafil included headache, flushing, and nasopharyngitis; and

•                  There were no serious adverse events or deaths reported in the study

We have entered into a Master Services Agreement and related Task Orders with Quintiles, Inc., or Quintiles, pursuant to which Quintiles will perform certain clinical research services in connection with the clinical trials for avanafil. Our aggregate payment obligations entered into during 2008 through June 30, 2011under the agreement for services, out of pocket expenses and pass through costs total approximately $27.1 million, of which we have paid approximately $26.1 million through June 30, 2011. We have agreed to defend and indemnify Quintiles against third party claims arising from the services other than claims resulting from Quintiles’s negligence, willful misconduct, violation of law or material breach of the Master Service Agreement or a Task Order. We can terminate the agreement at any time without cause. Quintiles may terminate the agreement following our material breach of the agreement that remains uncured.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of June 30, 2011, it was considered more likely than not that the Company’s deferred tax assets would not be realized. However, should there be a change in our ability to recover our deferred tax assets; we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Inventories

Inventories are valued at the lower of cost (first in, first out) or market. We record inventory reserves for estimated obsolescence, unmarketable or excess inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, or if our investigational product candidates do not receive approval, inventory write-downs may be required.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At June 30, 2011, all cash equivalents are invested in money market funds and U.S. Treasury securities. These accounts are recorded at fair value.

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

We recorded $2.0 million and $4.1 million of share-based compensation expense from continuing operations in the quarter and six months ended June 30, 2011, respectively, and $1.5 million and $3.2 million of share-based compensation expense from continuing operations in the quarter and six months ended June 30, 2010, respectively. Share-based compensation expense is allocated among research and development, general and administrative expenses and discontinued operations based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.

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

These types of instruments have included certain corporate bonds, mortgage-backed securities and asset-backed securities. We had no Level 3 securities as of June 30, 2011 or December 31, 2010. Level 3 is comprised of unobservable inputs that are supported by little or no market activity. These instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. Level 3 may still include some observable inputs such as yield spreads derived from markets with limited activity. Level 3 financial assets include securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation. The availability of observable inputs can vary from product to product and is affected by a wide variety of factors, including, for example, the type of product, whether the product is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by us in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.

Fair Value Measurements

As of June 30, 2011, our cash and cash equivalents and available-for-sale securities measured at fair value on a recurring basis totaled $121.6 million.

All of our cash and cash equivalents and available-for-sale securities are in cash, money market instruments and U.S. Treasury securities at June 30, 2011, and these are classified as Level 1. The valuation techniques used to measure the fair values of these financial instruments were derived from quoted market prices, as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exists.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting and Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2010-06, Fair Value Measurements Disclosures, which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update requires (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The adoption of this standard effective January 1, 2010 did not materially expand our condensed consolidated financial statement footnote disclosures.

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Topic 820, Fair Value Measurement. ASU No. 2011-04 issues additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in the financial statements. ASU No. 2011-05 gives businesses two options for presenting other comprehensive income (OCI), which until now has typically been placed near the statement of shareholder’s equity. An OCI statement can be included with the net income statement, and together the two will make a statement of total comprehensive income. Alternatively, businesses can have an OCI statement separate from a net income statement, but the two statements will have to appear consecutively within a financial report. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. This standard is effective as of the beginning of a fiscal year that begins after December 15, 2011 and for interim and annual reporting periods thereafter, with early adoption permitted and full retrospective application required. The adoption of this standard effective June 30, 2011 did not have a material effect on the determination or reporting of our financial results.

RESULTS OF OPERATIONS

Executive Overview

For the quarter ended June 30, 2011, we reported a net loss of $16.2 million or $0.20 net loss per share, as compared to a net loss of $22.8 million, or $0.28 net loss per share during the same period in 2010. The decreased net loss in the quarter ended June 30, 2011, as compared to the quarter ended June 30, 2010, was primarily attributable to reduced research and development spending on QNEXA for obesity, decreased QNEXA pre-commercialization related general and administrative expenses, decreased interest expense due to the payoff of the Deerfield loan and net income as compared to a net loss from discontinued operations due to the sale of MUSE.

In June 2011, we submitted an NDA to the FDA seeking approval of avanafil for the treatment of ED. The NDA submission follows the successful completion of a Phase 3 program for avanafil, which included over 1,350 patients, where avanafil was shown to be well tolerated and effective in treating men with ED.

On October 28, 2010, we received a Complete Response Letter, or CRL, from the FDA regarding the QNEXA NDA. The FDA issued the CRL to communicate its decision that the NDA could not be approved in its present form. No new clinical studies were requested in the CRL. On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss the items contained in the CRL and the information we plan to include in the resubmission. In anticipation of the meeting, we provided a briefing document that included comprehensive assessment of the teratogenic potential of topiramate including analyses integrating existing non-clinical and clinical data. In addition, we provided several new analyses including cardiovascular data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies to demonstrate that QNEXA does not increase the risk for major cardiovascular events and that the observed increases in heart rate, which occurred in some patients over the course of the clinical program, did not increase the risk of major cardiovascular events, as evidenced by adverse events reported in the trial. We also provided a synopsis of the final study report for the SEQUEL study. At the meeting, an overview was provided of the teratogenicity and cardiovascular risk material covered in the background package. The discussion also included elements of our proposed REMS program for QNEXA. The primary focus of the FDA at the meeting, however, concerned the teratogenic potential for topiramate, specifically the incidence of oral clefts observed in the North American AED Pregnancy Registry and in the UK Epilepsy and Pregnancy Registry. The FDA requested that we assess the feasibility of performing a retrospective observational study utilizing existing electronic medical claims healthcare databases to review fetal outcomes, including the incidence of congenital malformations and oral cleft, in the offspring of women who received prophylaxis treatment with 100 mg of topiramate for migraine during pregnancy, or the Feasibility Assessment. In the QNEXA studies, which included 15 births from women exposed to QNEXA or topiramate, there were no reports of any congenital malformations or low birth weight. We met with the FDA in April 2011 to discuss the Feasibility Assessment. We have reached agreement, subject to the finalization of the written protocol and statistical analysis plan, with the FDA on the retrospective observational study objectives and design, primary endpoints, and eligibility criteria. During the April 2011 meeting, it was agreed the study would be expanded to include all doses of topiramate and all diagnoses. It was also agreed that the results would be stratified and that the diagnoses of those exposed to topiramate would be matched with control groups with similar diagnoses and patient profiles. The co-primary endpoints will be the relative risk of major congenital malformations and oral cleft in the offspring of women exposed to topiramate during pregnancy as compared to a control group that was not exposed to topiramate. The retrospective observational study is called FORTRESS, for Fetal Outcome Retrospective TopiRamate ExpoSure Study. The FORTRESS study is underway and we expect results in the fourth quarter of 2011. The final indication and timing of the resubmission will be dependent upon the results of FORTRESS. Our goal is to resubmit the QNEXA NDA in the fourth quarter of 2011. Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional studies in connection with the QNEXA NDA.

In May 2011, we received a response to our MAA from the CHMP. The response was in the form of the “120-day questions.” We are currently reviewing the 120-day questions which cover a broad range of topics including, without limitation, issues relating to phentermine, which include historical concerns regarding its potential association with valvulopathy and pulmonary hypertension; heart rate and limited long-term safety data in high-risk patients; and known and suspected affects of topiramate which include CNS and teratogenic potential. The CHMP also had questions concerning our proposed risk management plan for QNEXA. The 120-day questions are consistent with the issues previously raised in the FDA review process. We are in the process of preparing our response. We will meet with representatives from the CHMP to seek clarification on certain questions and anticipate submitting a response in the fourth quarter of 2011. We expect the CHMP to issue the 180-day opinion in the first quarter of 2012. There can be no assurance that our response will be adequate or that our MAA will be approved by the EMA.

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

Continuing operations

Research and development. (Unaudited)

	Three Months Ended June 30			Six Months Ended June 30,
	2011	2010	2011 vs. 2010 (Decrease)	2011	2010	2011 vs. 2010 (Decrease)
	(In thousands, except percentages)
Research and development	$11,035	$13,576	(19)%	$15,515	$23,787	(35)%

Research and development expenses in the second quarter of 2011 decreased $2.5 million, or 19%, to $11.0 million, as compared to $13.6 million in the second quarter of 2010. In the second quarter of 2011, this decrease in spending was primarily due to lower spending for QNEXA for obesity of $4.5 million due to the completion of pivotal Phase 3 studies, partially offset by increased spending for avanafil of $1.3 million (which includes $1.5 million in NDA filing fees and the $4.0 million milestone due to MTPC partially offset by lower spending on avanafil studies), an increase in non-cash share-based compensation expense of $300,000 and other net research and development spending increases of $393,000, as compared to the second quarter of 2010.

In the six months ended June 30, 2011, research and development expenses decreased $8.3 million, or 35%, to $15.5 million, as compared to $23.8 million in the same period last year. This decrease was primarily due to decreases in obesity program spending of $7.8 million and avanafil spending of $1.2 million, partially offset by an increase in non-cash share-based compensation expense of $507,000 and other net increases in research and development related spending of $221,000, as compared to the six months ended June 30, 2010.

We anticipate that our research and development expenses in 2011 will be significantly lower than expenses incurred in 2010 due to the completion of the pivotal Phase 3 studies for QNEXA and avanafil. The current remaining contractual obligation for payments to our primary contract research organization, or CRO, for the Phase 3 avanafil trials totals $986,000, which includes amounts in accrued research and clinical expenses as of June 30, 2011. There are likely to be additional research and development expenses related to avanafil and QNEXA and our other investigational drug candidates under development. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies. Regardless, if we are successful in obtaining FDA regulatory approval for any new investigational drug candidates being developed through our research and development efforts, we do not expect to recognize revenue from sales of such new drugs, if any, for at least a year or more due to the length of time required to develop investigational drug candidates into commercially viable products.

General and administrative. (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	2011 vs. 2010 (Decrease)	2011	2010	2011 vs. 2010 (Decrease)
	(In thousands, except percentages)
General and administrative	$5,303	$6,750	(21)%	$10,731	$11,914	(10)%

General and administrative expenses in the three months ended June 30, 2011 of $5.3 million decreased $1.4 million, or 21% as compared to the three months ended June 30, 2010. In the quarter ended June 30, 2011, this decrease is primarily due to lower spending on QNEXA pre-commercialization of $1.6 million partially offset by other net increases in general and administrative expenses totaling $134,000, as compared to the quarter ended June 30, 2010.

In the six months ended June 30, 2011, general and administrative expenses decreased $1.2 million, or 10% to $10.7 million as compared to the same period in 2010. In the six months ended June 30, 2011, the decrease is primarily due to lower spending on QNEXA pre-commercialization related expenses of $1.8 million, partially offset by an incremental increase of $444,000 in non-cash share-based compensation and other net increases in general and administrative expenses of $125,000, as compared to the six months ended June 30, 2010.

On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss its requests in the CRL for QNEXA and our planned resubmission of the NDA for QNEXA. In April 2011, we held a meeting with the FDA and agreed to conduct a retrospective observational study of fetal outcomes, FORTRESS, prior to the resubmission of the QNEXA NDA. The FORTRESS study is underway and we expect results in the fourth quarter of 2011. As a result, we may defer spending on the pre-commercial activities for QNEXA. Ultimately, our general and administrative expenses in 2011 will depend upon the timing and outcome of the FDA’s decision on QNEXA, although at this time we do not anticipate a significant increase in these expenses as compared to 2010.

Interest income and expense.

Interest and other income, net for the quarter and six months ended June 30, 2011 was $38,000 and $81,000, respectively, as compared to $52,000 and $114,000 for the quarter and six months ended June 30, 2010, respectively. The decrease in interest and other income in the quarter and six months ended June 30, 2011 as compared to the same periods last year was largely due to lower cash balances and lower interest rates, year-over-year, on our cash, cash equivalents and available-for-sale securities.

Interest expense for the quarter and six months ended June 30, 2011 was $2,000 and $3,000, respectively, as compared to $1.3 million and $2.6 million for the quarter and six months ended June 30, 2010, respectively. The outstanding balance on the Deerfield loan was paid off in the fourth quarter of 2010.

Provision for income taxes

We recorded a provision for income taxes for the quarter and six months ended June 30, 2011 of $2,000 and $3,000, respectively, as compared to $0 and $1,000 for the quarter and six months ended June 30, 2010, respectively. Our income tax return for the year ended December 31, 2007 is currently under examination by the California Franchise Tax Board. Based on the progress of the audit to date, we believe adjustments may be made in early years that will reduce tax attributes available to offset tax due in 2007. Therefore, we increased our unrecognized tax benefits to $7,000 for the year ended December 31, 2010. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of our provision for income taxes.

Discontinued operations

Revenue-discontinued operations. (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	2011 vs. 2010 (Decrease)	2011	2010	2011 vs. 2010 (Decrease)
	(In thousands, except percentages)
United States product, net	$97	$3,036	(97)%	$97	$4,138	(98)%
International product	—	749	(100)%	—	1,263	(100)%
License and other revenue	—	115	(100)%	—	231	(100)%
Total revenues	$97	$3,900	(98)%	$97	$5,632	(98)%

In the quarter and six months ended June 30, 2011, we recorded adjustments to our sales reserves for accrued product returns in the amount of $97,000. Product revenues for the quarter and six months ended June 30, 2010 were $3.8 million and $5.4 million, respectively. On November 5, 2010, we completed the sale of the MUSE product to Meda AB.

Cost of goods sold and manufacturing-discontinued operations. (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	2011 vs. 2010 (Decrease)	2011	2010	2011 vs. 2010 (Decrease)
	(In thousands, except percentages)
Cost of goods sold and manufacturing	$(26)	$2,904	(101)%	$(26)	$5,315	(100)%

In the quarter and six months ended June 30, 2011, we recorded an adjustment to a MUSE-related liability in the amount of $26,000. As a result, cost of goods sold and manufacturing was $(26,000), in both the quarter and six months ended June 30, 2011 as compared to $2.9 million and $5.3 million, in the quarter and six months ended June 30, 2010, respectively. The decrease is due to the sale of MUSE in the fourth quarter of 2010.

Research and development—discontinued operations. (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	2011 vs. 2010 (Decrease)	2011	2010	2011 vs. 2010 (Decrease)
	(In thousands, except percentages)
Research and development	$—	$599	(100)%	$—	$611	(100)%

Research and development expenses were $0 in the three and six months ended June 30, 2011, respectively, as compared to $599,000 and $611,000, respectively, for the three and six months ended June 30, 2010.

Selling, general and administrative—discontinued operations. (Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	2011 vs. 2010 (Decrease)	2011	2010	2011 vs. 2010 (Decrease)
	(In thousands, except percentages)
Selling, general and administrative	$16	$1,484	(99)%	$2	$2,905	(100)%

Selling, general and administrative expenses were $16,000 and $2,000 in the three and six months ended June 30, 2011, respectively, as compared to $1.5 million and $2.9 million in the three and six months ended June 30, 2010. The decrease is due to the sale of MUSE to Meda on November 5, 2010.

Interest income and expense—discontinued operations.

Interest and other income, net for both the quarter and six months ended June 30, 2011 was $0, as compared to $3,000 and $6,000, in the quarter and six months ended June 30, 2010, respectively. The Crown Bank loan was paid in full and the restricted cash certificate of deposit was redeemed in connection with the sale of MUSE to Meda in the fourth quarter 2010.

Interest expense for both the quarter and six months ended June 30, 2011 was $0, as compared to $94,000 and $187,000, in the quarter and six months ended June 30, 2010, respectively. The Crown Bank loan was paid in full in connection with the sale of MUSE to Meda in the fourth quarter 2010.

Provision for income taxes—discontinued operations.

Provision for income taxes for both the quarter and six months ended June 30, 2011 was $0, as compared to $8,000 and $15,000 in the quarter and six months ended June 30, 2010. The provision for income taxes in the quarter and six months ended June 30, 2010 related to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Continuing Operations

Cash. Cash, cash equivalents and available-for-sale securities totaled $121.6 million at June 30, 2011, as compared to $139.2 million at December 31, 2010. The decrease in cash, cash equivalents and available-for-sale securities of $17.6 million is primarily the net result of cash used for operating activities and provided by financing activities. Included in these amounts is $1.9 million in net proceeds from common stock option exercises and 1994 ESPP purchases during the six months ended June 30, 2011.

Since inception, we have financed operations primarily from the issuance of equity securities. Through June 30, 2011, we have raised $409.5 million from financing activities, received $150 million from the sale of Evamist and had an accumulated deficit of $326.2 million at June 30, 2011.

At June 30, 2011, we had $28.3 million in cash and cash equivalents and $93.3 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities, in accordance with our investment policy. At June 30, 2011, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds that invest only in U.S. Treasury securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Liabilities.  Total liabilities were $14.2 million at June 30, 2011, which is $1.9 million higher than at December 31, 2010. The change in total liabilities includes a $3.8 million increase in accounts payable primarily due to the $4.0 million milestone due to MTPC related to the filing of the NDA for avanafil, partially offset by a $705,000 decrease in accrued research and development expenses due to reduced project spending, a $115,000 decrease in accrued employee compensation and benefits, a $275,000 decrease in accrued and other liabilities and an $850,000 decrease in current liabilities of discontinued operations.

Operating Activities.  Our operating activities used $18.7 million and $34.2 million in cash during the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, our net operating loss of $26.2 million was offset by $4.1 million in non-cash share-based compensation expense and a $3.8 million increase to accounts payable, primarily due to the timing of the $4.0 million milestone to MTPC for avanafil. These positive cash flows to our net operating loss were in turn offset by a $705,000 decrease in accrued research and clinical expenses.

During the six months ended June 30, 2010, our net operating loss of $38.2 million was offset by $3.2 million in non-cash share-based compensation expense, a $2.6 million increase in accrued research and clinical expenses and a $1.2 million increase in accrued and other liabilities. These positive cash flows to our net operating loss were in turn offset by a $3.6 million decrease in accounts payable, primarily due to the timing of payments.

We anticipate cash used in operations in 2011 will be lower than cash used in operations in 2010, primarily due to the completion of the pivotal Phase 3 studies for QNEXA and avanafil; however, the amount of cash used in operations in 2011 will be dependent upon the timing and outcome of the FDA’s decision on QNEXA.

Investing Activities.  Our investing activities provided $8.6 million and $3.0 million in cash during the six months ended June 30, 2011 and 2010, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities.  Financing activities provided cash of $1.9 million and $1.3 million during the six months ended June 30, 2011 and 2010, respectively. In the first six months of 2011, cash provided by financing activities included $1.8 million in proceeds from the exercise of stock options and $132,000 in proceeds from the sale of common stock through our 1994 ESPP. In the first six months of 2010, cash provided by financing activities included $1.1 million in net proceeds from the exercise of stock options and $215,000 in proceeds from the sale of common stock through our 1994 ESPP.

Discontinued Operations

Cash used for operating activities in the six months ended June 30, 2011 was $722,000. In the six months ended June 30, 2011, the $121,000 net income was offset by decreases in liabilities: $203,000 in accounts payable, $218,000 in accrued product returns, $197,000 in accrued chargeback reserve, $184,000 in accrued and other liabilities and $47,000 in accrued employee compensation and benefits. The extinguishment of the largest liability of the discontinued operations, accrued product returns, will be settled in accordance with the returns policy by cash payments made to former customers for the return of expired MUSE product sold by VIVUS. The return window for expired MUSE product will end in 2013.

Cash provided by operating activities in the six months ended June 30, 2010 was $779,000. In the six months ended June 30, 2010, the $3.4 million net loss was offset by adjustments to the net loss of $546,000 in depreciation expense and $520,000 in non-cash share-based compensation expense and by a $5.2 million decrease in accounts receivable. These positive cash flows to our net operating loss were in turn offset by a $575,000 decrease in accrued and other liabilities, a $1.0 million decrease in the accrued chargeback reserve and a $497,000 increase in inventories.

Our investing activities used $0 and $33,000 in cash during the six months ended June 30, 2011 and 2010, respectively. In the six months ended June 30, 2010, cash used in investing activities included purchases of property and equipment. Financing activities used $0 and $78,000 during the six months ended June 30, 2011 and 2010, respectively. In the six months ended June 30, 2010, the amount represents principal payments made under our Crown Bank loan. In the fourth quarter of 2010, we paid off the loan to Crown Bank.

Financing Activities

On December 22, 2005, we purchased from our landlord our principal manufacturing facility, which was previously leased, for $7.1 million. The purchase price was funded in part by $3.3 million, which was being held by the landlord as cash collateral for renovations to the facility upon the termination of the lease and the remainder with cash. On January 4, 2006, we obtained a $5.4 million loan from Crown Bank, N.A., or Crown. The land and buildings, among other assets, located at our principal manufacturing facility and a $700,000 Certificate of Deposit held by Crown served as collateral for the Crown loan. The loan was payable over a 10-year term. The interest rate was adjusted annually to a fixed rate for the year equal to the prime rate plus 1%, with a floor of 7.5%. Principal and interest were payable monthly based upon a 20-year amortization schedule and were adjusted annually at the time of the interest rate reset. All remaining principal was due on February 1, 2016. The interest rate was 7.5% for 2010. On October 15, 2010, in preparation for the closing of the MUSE Transaction and in accordance with the terms of the agreements with Crown, we paid $4.8 million to Crown in satisfaction of all obligations owed to them under these agreements. As a result, the security interests and Certificate of Deposit held by Crown were terminated in our favor.

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

On August 1, 2011, the Company filed a Form S-8 with the SEC registering 600,000 shares of common stock, par value $0.001 per share, under the 1994 Employee Stock Purchase Plan, as amended.

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

Our investigational drug candidates have not yet achieved FDA regulatory approval, which is required before we can market them as therapeutic products. In order to achieve regulatory approval, the FDA must conclude that our clinical and retrospective data establish substantial evidence of safety and efficacy. The results from pre-clinical testing and early clinical trials may not be predictive of results in later clinical trials. It is possible for a candidate to show promising results in clinical trials, but subsequently fail to demonstrate safety and efficacy data necessary to obtain regulatory approvals.

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

•                  whether or not the FDA requires us to perform additional studies for avanafil;

•                  the outcome of an Advisory Committee meeting to review the resubmission of the QNEXA NDA;

•                  the cost and time required to set up a distribution system and REMS program for QNEXA that is suitable to address any FDA concerns;

•                  our response to the EMA’s requests for information included in the 120-day questions for QNEXA;

•                  whether or not the FDA approves the NDA for avanafil;

•                  our ability to effectively partner or monetize avanafil, if approved, in the U.S. and worldwide;

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

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2011 excluding amounts already recorded on our condensed consolidated balance sheet as accounts payable, and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. This table includes our enforceable and legally binding obligations and future commitments, as well as obligations related to all contracts that we are likely to continue, regardless of the fact that they were cancelable as of June 30, 2011. These do not include milestones and assumes non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating plans, which are subject to change:

	Payments Due by Period
Contractual obligations	Total	2011	2012-2014	2015-2016	Thereafter
	(in thousands)
Operating leases	$752	$346	$406	$—	$—
Other agreements	14,134	6,075	8,059	—	—
Clinical trials	5,638	4,503	1,135	—	—
Total contractual obligations	$20,524	$10,924	$9,600	$—	$—

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

Other Agreements

Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These include obligations for research and development, pre-commercial obligations, general and administrative services, and media/market research contracts, as well as obligations related to those contracts that we are likely to continue, regardless of the fact that they were cancelable as of June 30, 2011.

We have remaining commitments under various general and administrative services agreements totaling $3.8 million at June 30, 2011, including $1.5 million related to Leland F. Wilson’s Employment Agreement. On December 19, 2007, the Compensation Committee of the Board of Directors of the Company approved an employment agreement, or the Employment Agreement, with Leland F. Wilson, the Company’s Chief Executive Officer. The Employment Agreement includes salary, incentive compensation, retirement benefits and length of employment, among other items, as agreed to with Mr. Wilson. The Employment Agreement had an initial term of two years commencing on the effective date, June 1, 2007, or the Effective Date. On January 23, 2009, the Compensation Committee approved an amendment to the Employment Agreement, or the Amendment, which amends the Employment Agreement. Pursuant to the Amendment, the initial term of the Employment Agreement was increased from two to three years commencing on June 1, 2007 and other relevant dates were also extended to reflect the three-year initial term. On January 21, 2011, the Compensation Committee approved the second amendment to Mr. Wilson’s Employment Agreement. Pursuant to the second amendment, the initial term of the Employment Agreement is increased to four years commencing on June 1, 2007. As neither party provided notice of termination, the Employment Agreement was automatically extended for an additional one-year term commencing on June 1, 2011.

We have also entered into various agreements with our research consultants and other contractors to perform regulatory services, drug research and testing and, at June 30, 2011, our remaining commitment under these agreements totaled $3.9 million. These amounts represent the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation. We have placed orders with MTPC for avanafil finished goods and our remaining commitment under these purchase obligations at June 30, 2011 totaled $6.4 million.

Clinical Trials

We have entered into various agreements with clinical consultants, investigators, clinical suppliers and clinical research organizations to perform clinical trial management and clinical studies on our behalf and, at June 30, 2011, our remaining commitment under these agreements totaled $5.6 million, which includes nearly all of the accrued research and clinical expenses of $1.9 million in the condensed consolidated balance sheet as of June 30, 2011. We make payments to these providers based upon the number of patients enrolled and the length of their participation in the trials. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

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

We have paid upfront licensing fees of $5 million to MTPC and have agreed to make additional payments upon the completion of certain development, regulatory and sales milestones. During the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil, which triggered one of the clinical development milestone criteria noted above. In 2006, we paid MTPC $2 million in connection with this milestone. We have further agreed to pay royalties on net sales of products containing avanafil. No payments were made under this agreement with MTPC in the years ended December 31, 2007 and 2008; however, we paid MTPC $4 million in January 2009 following the enrollment in December 2008 of the first patient in the first Phase 3 clinical studies. In the second quarter of 2011, we submitted an NDA to the FDA for avanafil and accrued a $4 million milestone due to MTPC under this agreement. We expect to make other substantial payments to MTPC in accordance with its agreements with MTPC as we continue to develop and, if approved for sale, commercialize avanafil for the oral treatment of male sexual dysfunction. Such potential future milestone payments total $11 million in the aggregate and include payments upon: the obtainment of the first regulatory approval in the U.S. and any major European country; and achievement of $250 million or more in calendar year sales.

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

Other

On October 16, 2001, we entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational drug candidate development program for QNEXA for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to us with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, we have paid a total of $220,000 to Dr. Najarian through June 30, 2011 and have issued him options to purchase 40,000 shares of our common stock. We are obligated under the terms of the Assignment Agreement to make a milestone payment of $1 million and issue an option to purchase 20,000 shares of our common stock to Dr. Najarian upon marketing approval by the FDA of a product for the treatment of obesity that is based upon the Combination Therapy and Patents. The Assignment Agreement will require us to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that we decide not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined us as a part-time employee and currently serves as a Principal Scientist.

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

Our cash, cash equivalents and available-for-sale securities as of June 30, 2011 consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at June 30, 2011 by approximately $303,000. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

There is ongoing concern in the credit markets regarding the value of a variety of mortgage-backed, asset-backed and auction rate securities and the resultant effect on various securities markets. In addition, continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a declining residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession and fears of a possible depression. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many ways including making it more difficult for us to raise funds if necessary and may cause stock price volatility. Our investment policy, as approved by our Board of Directors, allows us to invest in cash, cash equivalents and available-for-sale securities that are not federally insured. Given the current economic instability, we cannot provide assurance that we will not experience losses on these investments.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Related Class Action Lawsuits

The Company and two of its officers are defendants in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. CV10-4957 PJH, pending in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleges violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by defendants in connection with the Company’s clinical trials and New Drug Application, or NDA, for QNEXA as a treatment for obesity. In his Amended Class Action Complaint filed April 4, 2011, plaintiff alleges generally that defendants misled investors regarding the prospects for QNEXA’s NDA approval, and the drug’s efficacy and safety. On June 3, 2011, defendants filed a motion to dismiss, which is currently scheduled for hearing on October 5, 2011. Discovery is stayed pending resolution of the motion.

Additionally, the Company’s directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV 10-05271 PJH, also pending in the same federal court. In her Verified Amended Shareholder Derivative Complaint filed June 3, 2011, plaintiff largely restates the allegations of the Kovtun action and alleges that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in Kovtun. The matter is stayed pending resolution of defendants’ motion to dismiss in Kovtun. The Company’s directors are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. As with the federal derivative litigation, these consolidated actions are stayed pending resolution of the motion to dismiss in Kovtun.

The Company and its directors believe that the various shareholder lawsuits are without merit, and they intend to vigorously defend the various actions.

Other Matters

In the normal course of business, the Company receives claims and makes inquiries regarding patent and trademark infringement and other related legal matters. The Company believes that it has meritorious claims and defenses and intends to pursue any such matters vigorously. Additionally, the Company in the normal course of business may become involved in lawsuits and subject to various claims from current and former employees including wrongful termination, sexual discrimination and employment matters. Due to the current economic downturn, employees may be more likely to file employment-related claims following termination of their employment. Employment-related claims also may be more likely following a poor performance review. Although there may be no merit to such claims or legal matters, the Company may be required to allocate additional monetary and personnel resources to defend against these type of allegations. The Company believes the disposition of the current lawsuit and claims is not likely to have a material effect on its financial condition or liquidity.

The Company is not aware of any other asserted or unasserted claims against it where it believes that an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

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

To date, all of the clinical studies we have performed on QNEXA are prospective studies. We met with the FDA in April 2011, to discuss the feasibility of performing a retrospective observational study utilizing existing electronic medical claims healthcare databases to review fetal outcomes, including the incidence of major congenital malformations and oral cleft in the offspring of women who were exposed to topiramate during pregnancy. We have reached agreement, subject to the finalization of the written protocol and statistical analysis plan, with the FDA on the retrospective observational study objectives and design, primary endpoints, and eligibility criteria. During the April 2011 meeting, it was agreed the study would be expanded to include all doses of topiramate and all diagnoses. It was also agreed that the results would be stratified and that the diagnoses of those exposed to topiramate would be matched with control groups with similar diagnoses and patient profiles. The co-primary endpoints will be the relative risk of major congenital malformations and oral cleft in the offspring of women exposed to topiramate during pregnancy as compared to a control group that was not exposed to topiramate. The retrospective observational study is known as FORTRESS. The FORTRESS study is underway and we expect results in the fourth quarter of 2011. The final indication and timing of the resubmission will be dependent upon the results of FORTRESS. Our goal is to resubmit the QNEXA NDA in the fourth quarter of 2011.

The results of FORTRESS may have a significant impact on the potential approval of QNEXA, including delaying the resubmission, limiting the indication, or may result in a conclusion that would be unfavorable for the intended use of QNEXA as a weight loss treatment. Any delay or negative result will have a material adverse impact on our finances and future sales of QNEXA.

In May 2011, we received a response to our MAA for QNEXA from the CHMP. The response was in the form of the “120-day questions.” We are currently reviewing the 120-day questions which cover a broad range of topics including, without limitation, issues relating to phentermine, which include historical concerns regarding its potential association with valvulopathy and pulmonary hypertension; heart rate and limited long-term safety data in high-risk patients; and known and suspected affects of topiramate which include CNS and teratogenic potential. The CHMP also had questions concerning our proposed risk management plan for QNEXA. The 120-day questions are consistent with the issues previously raised in the FDA review process. We are in the process of preparing our response. We will meet with representatives from the CHMP to seek clarification on certain questions and anticipate submitting a response in the fourth quarter of 2011. We expect the CHMP to issue the 180-day opinion in the first quarter of 2012. There can be no assurance that our response will be adequate or that our MAA will be approved by the EMA.

In June 2011, we submitted an NDA to the FDA seeking approval of avanafil for the treatment of ED. The NDA submission follows the successful completion of a Phase 3 program for avanafil, which included over 1,350 patients, where avanafil was shown to be well tolerated and effective in treating men with ED. In May 2011, we announced positive results from the TA-303 study, a study of avanafil in patients who have undergone a radical prostatectomy. The results of the TA-303 study were not required for the avanafil NDA, but the final study report will be submitted to the FDA upon completion. We have been informed by the FDA that the inclusion of the TA-303 study as part of the NDA is not required to support the full indication. Notwithstanding our belief that the data collected from our three Phase 3 trials of QNEXA is promising, and even if we believe that data collected from our pre-clinical studies and clinical trials of our other investigational drug candidates are promising and that our information and procedures regarding chemistry, manufacturing and controls are sufficient, our data may not be sufficient to support approval by the FDA or any other foreign regulatory authority.

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

•                  the FDA may not accept NDA submissions from us including amendments of the existing NDA for QNEXA or the filing of the NDA for avanafil due to, among other reasons, the formatting of the submission; or

•                  the FDA may change its approval policies, adopt new regulations or provide new guidance with significant requirements not currently included or considered by us when seeking NDA approval.

We received a Complete Response Letter from the FDA regarding our NDA for QNEXA as a treatment for obesity, and we may not be able to satisfy the FDA’s concerns.

On October 28, 2010, we received a Complete Response Letter, or CRL, regarding the New Drug Application, or NDA, for QNEXA as a treatment for obesity. The CRL stated that in its current form, the NDA for QNEXA was not approvable. The CRL included the following areas: clinical, labeling, Risk Evaluation and Mitigation Strategy, or REMS, safety update, and drug scheduling. In the clinical section of the CRL, the FDA requested a comprehensive assessment of topiramate’s and QNEXA’s teratogenic potential including a detailed plan and strategy to evaluate and mitigate the potential teratogenic risks in women of childbearing potential taking the drug for the treatment of obesity. In addition, the FDA asked us to provide evidence that the elevation in heart rate (mean 1.6 beats per minute on the top dose) associated with QNEXA does not increase the risk for major adverse cardiovascular events. The FDA requested that we formally submit the results from the completed SEQUEL study (OB-305), a 52-week extension study for a subset of 675 patients who completed the previously reported 56-week CONQUER study. The FDA reserved the right to comment further on proposed labeling. On REMS, the FDA requested that a discussion of an already-submitted REMS plan be continued after we have submitted the written response. The agency also requested a safety update of any new adverse events be submitted to the NDA. Finally, the FDA stated that if approved, QNEXA would be a Schedule IV drug due to the phentermine component. No new clinical studies were requested in the CRL. On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss the items contained in the CRL and the information we plan to include in the resubmission of the NDA for QNEXA. In anticipation of the meeting, we provided a briefing document that included comprehensive assessment of the teratogenic potential of topiramate including analyses integrating existing non-clinical and clinical data. In addition, we provided several new analyses including cardiovascular data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies to demonstrate that QNEXA does not increase the risk for major cardiovascular events and that the observed increases in heart rate, which occurred in some patients over the course of the clinical program, did not increase the risk of cardiovascular events, as evidenced by adverse events reported in the trial. We also provided a synopsis of the final study report for the SEQUEL study. At the meeting, an overview was provided of the teratogenicity and cardiovascular risk material covered in the background package. The discussion also included elements of our proposed REMS program for QNEXA. The primary focus of the FDA at the meeting, however, concerned the teratogenic potential for topiramate, specifically the incidence of oral clefts observed in the North American AED Pregnancy Registry and in the UK Epilepsy and Pregnancy Registry. The FDA requested that we assess the feasibility of performing a retrospective observational study utilizing existing electronic medical claims healthcare databases to assess fetal outcomes, which include major congenital malformations and oral cleft, in the offspring of women who were exposed to topiramate during pregnancy. As mentioned above, in April 2011 we reached agreement, subject to the finalization of the written protocol and statistical analysis plan, with the FDA on the study objectives and design, primary endpoints and eligibility criteria for the study, FORTRESS. During the April 2011 meeting, it was agreed the study would be expanded to include all doses of topiramate and all diagnoses. It was also agreed that the results would be stratified and that the diagnoses of those exposed to topiramate would be matched with control groups with similar diagnoses and patient profiles. Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional studies in connection with the QNEXA NDA. In the QNEXA studies, which included 15 offspring from women exposed to QNEXA or topiramate, there were no reports of any congenital malformations.

There are no guarantees that the results from FORTRESS will be sufficient to satisfy the FDA’s safety concerns, that the FDA will not require us to conduct additional clinical or retrospective observational studies, that the FDA will accept our resubmission or that QNEXA will receive regulatory approval for any indication or prove to be commercially successful.

In May 2011, the Journal of the American Medical Association published the results of a study entitled, Newer-Generation Antiepileptic Drugs and the Risk of Major Birth Defects by Ditte Mølgaard-Nielsen, MSc, Anders Hviid, MSc, DrMedSci (JAMA. 2011;305(19):1996-2002) . The study was a population-based cohort study of 837,795 live-born infants in Denmark from January 1, 1996, through September 30, 2008. Individual-level information on dispensed antiepileptic drugs to mothers, birth defect diagnoses, and potential confounders were obtained from compulsory nationwide health registries. The main outcome measures were Prevalence Odds Ratios, or PORs, of any major birth defect diagnosed within the first year of life by fetal exposure to antiepileptic drugs. Of the 1,532 infants exposed to lamotrigine, oxcarbazepine, topiramate, gabapentin, or levetiracetam (newer-generation antiepileptic drugs) during the first trimester, 49 were diagnosed with a major birth defect compared with 19,911 of the 836,263 who were not exposed to an antiepileptic drug (3.2% vs. 2.4%, respectively; adjusted POR, or APOR, 0.99; 95% confidence interval [CI], 0.72-1.36). For the small topiramate subgroup, a major birth defect was diagnosed in five of 108 infants (4.6%) exposed to topiramate (APOR, 1.44; 95% CI, 0.58-3.58). The study concluded that among live-born infants in Denmark, first-trimester exposure to newer-generation antiepileptic drugs, including topiramate, compared with no exposure, was not associated with an increased risk of major birth defects.

In July 2011, abstracts for an international epilepsy conference became available. Included in these abstracts were the top-line results of an additional retrospective study of medical claims data on oral clefts, or OCs, and major congenital malformations, or MCMs, associated with in utero topiramate exposure. This study was conducted using medical claims and pharmacy prescription data from the Wolters Kluwer Pharma Solutions Source® Lx Patient Longitudinal Database. This study identified 778 mother-infant dyads exposed to topiramate within 10 months prior to giving birth. The study compared the incidence rate of OC and MCM in topiramate exposed dyads to two control groups, one comprised of 3,431 dyads exposed to other antiepileptic drugs, or AEDs, during pregnancy and a second of 2,307 dyads with a diagnosis of epilepsy (with or without treatment), but no exposure to topiramate during pregnancy. Dyads exposed to known teratogens were excluded from all cohorts. The results of the study found there were no statistically significant differences in OC or MCM frequency between the topiramate and control groups. The results of this retrospective study will be presented at the International Epilepsy Congress, or IEC, in Rome, Italy on August 31, 2011 by Dr. Alison Pack, Associate Professor of Clinical Neurology, Department of Neurology, Columbia University Medical Center.

We are also aware of an upcoming presentation at a medical meeting that will discuss malformation rates of topiramate-exposed infants. We are unable to determine the impact, if any, that the results of the Danish study,  the retrospective study announced in July 2011, FORTRESS or the upcoming presentation of topiramate may have on the approvability of QNEXA or our stock price. If the results of any or all of these studies are viewed negatively by the FDA and/or investors, they will have a material adverse impact on our ability to gain approval for QNEXA and our ability to raise additional capital at acceptable terms.

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

Our other investigational drug candidate, avanafil, has successfully completed all of the large, pivotal Phase 3 trials for safety and efficacy that are required to support approval by the FDA and other worldwide regulatory authorities. Pre-clinical data and the limited clinical results that we have obtained for our investigational drug candidates may not predict results from studies in larger numbers of patients in multiple sites drawn from more diverse populations treated for longer periods of time. The smaller and shorter clinical trials also may not predict the ability of these investigational drugs to achieve or sustain the desired effects in the broad intended population or to do so safely. We may also decide to not conduct additional Phase 2 studies prior to the initiation of pivotal Phase 3 studies. In addition, we may elect to enter into pivotal Phase 3 studies with a new formulation, dosage, dosing schedule, delivery system or choose to study different populations than had been studied in previous clinical trials.

QNEXA is our proprietary capsule formulation investigational drug candidate containing the active ingredients phentermine and topiramate. Phentermine was approved for the short-term treatment of obesity by the FDA in 1959. Topiramate is approved for seizures (1996) and migraine prevention (2004). Published studies on topiramate reported that topiramate treatment produced weight loss. By combining topiramate with phentermine, QNEXA attempts to simultaneously address excessive appetite and a high threshold for satiety, the two main mechanisms believed to impact eating behavior. Earlier studies with QNEXA were completed using a twice-a-day dose. The twice-a-day dose and timing of the administration of the immediate-release active ingredients was determined by the inventor through the treatment of patients in his private practice. We used a once-a-day, controlled-release formulation in our completed Phase 3 studies of QNEXA. We have completed various pharmacokinetic studies of the once-a-day formulations to characterize the pharmacokinetic profile of the once-a-day, controlled-release formulation of QNEXA. The FDA has also asked us to study the effects of a lower dose of QNEXA, which we did in the Phase 3 obesity trials. To date, the FDA has not raised any issues or concerns around the formulation of QNEXA. While we believe we can adequately address any future the issues raised in the FDA review process, there can be no assurance that we will be successful in obtaining or maintaining regulatory approval for QNEXA.

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

All of the investigational drug candidates that we are currently developing require extensive pre-clinical and/or clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our investigational drug candidates, we must demonstrate with substantial evidence through pre-clinical testing and/or clinical trials that our investigational drug candidates are safe and effective in humans for the indication being studied. We may also be asked to conduct retrospective observational studies. The FDA has requested that we conduct FORTRESS. The FORTRESS study is underway and we expect the results in the fourth quarter of 2011. Retrospective observational studies can be complex and involve multiple data sources and electronic records that may not contain all the required information. We may be required to obtain consents from patients to further investigate findings in a retrospective observational study. In addition, the sample size selected may not be adequate to perform statistical analysis or may not satisfy the requirements for approval. Conducting clinical trials and retrospective observational studies are complex, lengthy, expensive and uncertain processes. Completion of clinical trials and retrospective observational studies and approval by the FDA may take several years or more. Our ability to conduct clinical trials and retrospective observational studies may be delayed, suspended or terminated by many factors, including, but not limited to:

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

One of the active ingredients in QNEXA, phentermine, had previously been used in combination with fenfluramine and dexfenfluramine. Phentermine is the most commonly prescribed anti-obesity drug. As phentermine is an older drug, no new efficacy trials have been conducted, with the exception of several trials on the combination of phentermine and fenfluramine in the early and mid-1990s, OB-201 that contained a phentermine treatment arm, and the EQUATE Phase 3 study that contained two phentermine arms. The combination of fenfluramine or PONDIMIN, or fen, and phentermine, or phen, was known as fen-phen. Fenfluramine received FDA approval in 1973 for the short-term treatment of obesity. Together, phentermine and fenfluramine were used by doctors to treat obesity. The FDA never approved the fen-phen combination; however, since the FDA approved fenfluramine, doctors were able to prescribe it as needed. The use of these drugs together for treatment of obesity was considered an off-label and unapproved use. In 1992, a published study cited fen-phen as a more effective method than dieting or exercise in reducing the weight of the chronically obese.

The fen-phen combination, however, was never tested for safety. During the summer of 1997, the Mayo Clinic reported 24 cases of heart valve disease in patients that had taken the fen-phen combination. The cluster of unusual cases of heart valve disease in fen-phen users suggested a correlation between fen-phen use and heart valve disease. On July 8, 1997, the FDA issued a Public Health Advisory to report the Mayo findings. The FDA continued to receive additional reports of heart valve disease, including reports from patients who had taken only fenfluramine or dexfenfluramine. Further evaluations of patients taking fenfluramine or dexfenfluramine showed that approximately 30% had abnormal valve findings. This figure was much higher than expected for abnormal test results and suggested fenfluramine and dexfenfluramine as the likely causes of Primary Pulmonary Hypertension, or PPH, and valvular heart disease. Ultimately, a pharmacological mechanism for the PPH and valvulopathy effects of dexfenfluramine and fenfluramine was identified that involved the activation of the 5HT2b serotonin receptor. Phentermine does not bind to this or any other serotonin receptors.

In September 1997, the FDA requested drug manufacturers to voluntarily withdraw fenfluramine and dexfenfluramine. At the same time, the FDA recommended that patients using either fenfluramine or dexfenfluramine stop taking them. The FDA did not, however, request the withdrawal of phentermine. Although studies to date have not demonstrated that phentermine causes PPH and valvular heart disease, when used in larger populations over long periods of time, there is currently no conclusive study data indicating that QNEXA will not demonstrate rare, but significant cardiovascular or other detrimental side effects when used by the general population. Moreover, the adverse clinical history of fen-phen and dexfen-phen combinations for obesity may result in increased FDA regulatory scrutiny of the safety or the risk/benefit profile of QNEXA and may raise potential adverse publicity in the marketplace, which could affect clinical enrollment or ultimately market acceptance if QNEXA is approved for commercial sale.

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

Side effects caused by our investigational drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. The most common side effects reported in the first Phase 3 study of avanafil were headache, flushing and nasal congestion. The most common side effects reported in our Phase 3 trials of QNEXA were paresthesia (tingling of the extremities), dry mouth, altered taste, headache and constipation. In addition, the constituent drugs of QNEXA each has its own side effect profile that is included in its current product label. If QNEXA is approved by the FDA, we would anticipate that the label would, at a minimum, include the side effect profiles of each of the constituent drugs. We also expect the label to include warnings or contraindications on use in pregnant, nursing mothers or women of childbearing potential. While the constituent drugs that make up QNEXA have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of QNEXA, to date, the combination of these constituent drugs has not received regulatory approval. While we believe our Phase 3 QNEXA clinical trials have generated sufficient safety and efficacy data, the approvability and eventual labeling of QNEXA will be determined by the FDA. For example, in 2007, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA reviewed another company’s investigational obesity drug candidate, rimonabant, and voted not to recommend approval of the investigational drug candidate to the FDA, based on concerns regarding the safety profile of that investigational drug candidate in particular, depression, suicidality and seizures. Recently, two other obesity medications have also been rejected by the FDA citing specific safety concerns. However, in June 2011, the FDA approved an NDA for Suprenza (phentermine hydrochloride) orally dissolving tablets. Suprenza was approved by the same division of the FDA (Division of Metabolism and Endocrinology).

Phentermine and topiramate are each separately approved by the FDA and have been on the market for many years. In general, significant adverse events and side effects observed in pre-clinical, clinical and post-marketing studies are included in the full prescribing information or label for each drug. The label for TOPAMAX and generic topiramate contains reports of side effects, warnings and precautions including metabolic acidosis, acute myopia and secondary angle closure glaucoma, decreased sweating and hyperthermia, cognitive-related dysfunction, psychiatric and behavioral disturbances including one completed suicide in a patient during a bipolar trial, somnolence and fatigue, sudden unexplained death in epileptics, kidney stones, paresthesia, various drug interactions, congenital malformations and low birth weight in infants born to mothers exposed to topiramate during pregnancy. The label for ADIPEX, a popular branded form of phentermine, contains warnings and precautions including recommendation against co-administration of phentermine with other drugs for weight loss. Adverse side effects include, among other things, pulmonary hypertension, valvular heart disease, drug abuse and dependence, overstimulation, restlessness, dizziness, insomnia, euphoria, dysphoria, tremor, headache, dryness of the mouth, diarrhea, constipation, impotence and changes in libido. The warnings and precautions for both of these drugs are evaluated and or/updated by the FDA and other health authorities often.

Previously published studies suggest that the administration of topiramate alone, in conjunction with diet and a behavioral modification program, results in weight reduction in obese patients. The most prominent side effect seen in the published studies was paresthesia (tingling of the extremities), experienced by 42% to 59% of patients. Dropouts due to paresthesia were 5% or less. In the EQUATE, EQUIP and CONQUER Phase 3 obesity studies, tingling was experienced in 23%, 19% and 21%, respectively, of the patients on the top dose of QNEXA. In the Phase 2 diabetes study, paresthesia was experienced by 17% of the patients. The other common adverse events reported in the published topiramate monotherapy studies were also central nervous system, or CNS, related including fatigue, difficulty with attention, memory and concentration, and depression. In our obesity and diabetes studies, these CNS-related side effects were low, but they were higher than placebo. The pharmaceutical company performing research of topiramate alone for the treatment of obesity announced they had discontinued their development program including their controlled- release formulation for safety reasons.

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

Pregnant women or women who planned on becoming pregnant were not eligible to participate in the QNEXA clinical trials. Women of childbearing potential were advised to use and agreed to use two forms of birth control during the study. Patients who became pregnant during the study period were required to immediately discontinue study medication. In our studies, we had 15 births from women exposed to QNEXA or topiramate. They were taken off the study medication and followed through to delivery. While we did not observe any congenital malformations in those pregnancies, we anticipate the labeling for QNEXA, if approved, will contain a warning against use by women who are or are considering becoming pregnant. The FDA has stated that QNEXA would be listed as a “Category X” drug. Drugs in Category X are designated as such when studies in animals or humans have demonstrated fetal abnormalities and/or there is positive evidence of human fetal risk based on adverse reaction data from investigational or marketing experience, and the risks involved in use of the drug in pregnant women clearly outweigh potential benefits. The FDA has also discussed a post-approval pregnancy exposure registry for QNEXA. The goal of pregnancy exposure registries is to provide clinically relevant human data that can be used in a product’s labeling to provide medical care providers with useful information for treating or counseling patients who are pregnant or anticipating pregnancy.

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

Two antiepileptic pregnancy registries have reported post-marketing reports of major congenital malformations in infants whose mothers were epileptic and exposed to topiramate during pregnancy. The dose and duration of topiramate exposure from the North American Registry are unknown. In the UK registry, for the two oral clefts reported in infants, the maternal topiramate exposure was 200 mg and 600 mg. These two registries suggest the MCM rate is higher than compared to various control groups. These reports have been included in the label for topiramate and, if QNEXA is approved, we may be required to include these reports in the label for QNEXA. At the request of the FDA, we are currently conducting FORTRESS. If QNEXA is approved, the results of FORTRESS may be included in the QNEXA label. In addition, if the risk to women of childbearing potential is deemed unacceptable, QNEXA may not be approved or any such approval may be limited to men and women of non-childbearing potential. If approval of QNEXA is limited to men and women of non-childbearing potential, future sales of QNEXA, if approved, would be adversely affected.

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

The FDA has recently updated the label for topiramate to reflect a lower than previously reported relative risk of oral cleft.  In March 2011, based on data from the North American antiepileptic registry, the reported prevalence of oral cleft from topiramate exposure was 1.4% as compared to a historical control of 0.07%. In July 2011, the label was revised and now includes a prevalence rate for oral cleft of 1.2%. The historical control was corrected to 0.12%, which is more in line with the expected background rate in the general population. More importantly, the relative risk calculation dramatically improved from 21.3 to 9.6.

Patients in the year long QNEXA studies had a mean elevation in heart rate at the end of the 56-week studies of 1.3, 0.6 and 1.6 beats per minute on the low, mid and top dose as compared to no change in the placebo group. Patients also had a decrease in systolic blood pressure of 3.3, 5.2 and 5.2 mmHg on the low, mid and top dose as compared to a decrease of 2.1 mmHg in the placebo group. The clinical relevance of the increase in heart rate at these levels is unknown. In the CRL, the FDA asked us to provide evidence that the elevations in heart rate associated with QNEXA do not increase the risk for major adverse cardiovascular events. We have provided evidence from existing information and data analyses to show that the increase in heart rate associated with QNEXA does not increase the risk for major cardiovascular events, nor was it associated with a higher incidence of cardiovascular adverse events in the clinical program; however, there can be no assurance that the FDA will accept or agree with the evidence we provide, that the FDA and/or EMA will not require us to conduct long-term cardiovascular outcomes studies or other clinical studies prior to approval, or that we will be able to rule out, to the FDA’s and/or EMA’s satisfaction, that the elevations in heart rate associated with QNEXA do not increase the risk for major adverse cardiovascular events now or in the future.

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

The FDA and other regulatory agencies will likely require more extensive and/or expensive trials for our combination investigational drug candidate, QNEXA, than may be required for single agent pharmaceuticals.

To obtain regulatory approval for QNEXA, we are required to show that each active pharmaceutical ingredient in our investigational drug candidate makes a contribution to the combined investigational drug candidate’s claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and more effective than each of the components. As a result, we were required to include in our clinical trial protocols an evaluation of each component drug as well as for the component drug in combination. This required us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials could make it more difficult and costly to obtain regulatory approval of QNEXA than of a new drug containing only a single active pharmaceutical ingredient. The OB-201 study was a randomized, double-blind study in 200 obese adults that compared combination phentermine and topiramate with each component, at matching doses as monotherapy, and with placebo for 24 weeks. The OB-301, or EQUATE, Phase 3 trial was designed to meet the combination guidelines set by the FDA. The EQUATE study contained separate component arms as well as the combination. We believe the results of the EQUATE study meet FDA guidelines for combination therapy studies; however, there can be no assurance that we have satisfied the combination requirements to the FDA’s satisfaction or that further testing of the combination will not be required. The EQUATE study also contained a mid dose of QNEXA containing 7.5 mg of phentermine and 46 mg of topiramate CR. The mid dose was also included in the CONQUER, or OB-303, study. We did not complete a component study for the low-dose. We have filed for approval of all three doses. The number of patients on the low-dose in OB-302 or the mid dose in the OB-303 study may not be sufficient for approval. We have no assurance that any of the doses of QNEXA will be approved or that additional pre-clinical and clinical testing may not be needed prior to approval. In addition, if the FDA does not approve the top dose of QNEXA, there is no assurance that they would approve the mid dose or any other dose of QNEXA. In the CRL received on October 28, 2010, there were no deficiencies noted relating to the combination guidelines or exposure numbers by dose; however, until approval, there can be no assurance that these items will not be subject to further review and comment by the FDA.

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

In July 2008, an FDA advisory committee discussed the role of cardiovascular outcomes assessment in the pre-approval and post-approval settings for drugs and biologics developed for the treatment of type 2 diabetes mellitus. The advisory committee recommended that sponsors conduct a long-term cardiovascular trial or to provide other equivalent evidence to rule out an unacceptable cardiovascular risk. The FDA has since published a guidance document in December 2008 for the evaluation of cardiovascular risk in new antidiabetic therapies specifically for the treatment of type 2 diabetes. In general, the FDA recommends that sponsors should compare the incidence of important cardiovascular events occurring with the antidiabetic investigational agent to the incidence of the same type of events with the control group to estimate the relative risk of the investigational antidiabetic agent. This may be accomplished by either conducting an integrated analysis (meta-analysis) of the Phase 2 and Phase 3 studies, if the investigational drug was in late-stage development at the time the December 2008 guidance was published, or conduct a single, large, prospective long-term cardiovascular safety outcomes study prior to NDA submission. A long-term cardiovascular study would take several years to complete and would require financial and personnel resources that may be beyond our current capabilities. QNEXA, in development for diabetes is subject to this recommendation. The FDA, however, has neither required a meta-analysis of the QNEXA Phase 2 and 3 data, nor a prospective long-term cardiovascular safety outcomes study to be performed for QNEXA as a treatment for obesity. There can be no assurance, however, that the FDA would not in the future require us to perform a cardiovascular safety outcomes study, pre- or post-approval, for QNEXA as a treatment for obesity. Previously, the FDA notified healthcare professionals that the review of data from a post-approval outcomes trial of an anti-obesity agent, sibutramine, indicates an increased risk of heart attack and stroke in patients with a history of cardiovascular disease. Based on the serious nature of the review findings, the FDA requested, and the manufacturer agreed, to add a new contraindication to the sibutramine drug label stating that sibutramine is not to be used in patients with a history of cardiovascular disease. In 2010, sibutramine was withdrawn from the market in the U.S. and in the EU. Recently, Orexigen Therapeutics, the developer of Contrave, received a CRL and reported that the CRL stated that before the NDA could be approved they must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with naltrexone/bupropion does not adversely affect the drug’s benefit-risk profile. We have no insight as to the cost, design or timing of this required study. We have no reason to believe QNEXA would be subject to the same requirements. If we are required to complete a long-term cardiovascular safety outcomes study for QNEXA, the ultimate approval may be delayed for several years and the overall cost of the program will significantly increase.

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

To market any of our investigational drug candidates outside of the U.S., we and our partners must comply with numerous and varying regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the U.S. As described above, such effects include the risks that our investigational drug candidates may not be approved for all indications requested, which could limit the uses of our investigational drug candidates and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies. On December 17, 2010, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for QNEXA Controlled-Release Capsules in the European Union, or EU. The proposed indication in the EU is for the treatment of obesity, including weight loss and maintenance of weight loss, and should be used in conjunction with a mildly hypocaloric diet. If approved in the EU, QNEXA could be recommended for obese adult patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). The EMA’s review of QNEXA will follow their centralized marketing authorization procedure. In May 2011, we received the 120-day questions and anticipate submitting a response in the fourth quarter of 2011. We expect the CHMP to issue the 180-day opinion in the first quarter of 2012.  There can be no assurance that our response will be adequate or that our MAA will be approved by the EMA. If approved, QNEXA could receive marketing authorization in all EU member countries. The MAA was officially validated for central procedure on January 19, 2011.

We rely on third parties to conduct pre-clinical clinical and retrospective observational trials and studies for our investigational drug candidates and those third parties may not perform satisfactorily.

We do not have the ability to conduct pre-clinical, clinical or retrospective observational studies for our investigational drug candidates without the assistance of third parties who conduct the studies on our behalf. These third parties are usually toxicology facilities, safety monitoring companies, epidemiologists, clinical investigators and clinical sites and clinical research organizations, or CROs, which have significant resources and experience in the conduct of pre-clinical and clinical studies. The toxicology facilities conduct the pre-clinical safety studies as well as all associated tasks connected with these studies. Safety monitoring companies collect reported adverse events that are reported from patients and healthcare providers during clinical trials. Clinical investigators and clinical sites enroll patients and conduct clinical testing according to clinical protocols. Epidemiologists employ programmers and have access to electronic databases that allow them to perform historical studies. The CROs typically review data generated by clinical investigators, perform project management, data management, statistical analysis, and other reporting functions. We intend to use several different facilities and CROs for all of our pre-clinical and clinical studies. We have contracted with a safety monitoring company that we intend to use for all of our clinical trials. If these third party toxicology facilities, the safety monitoring company, clinical investigators, clinical sites or CROs do not successfully carry out their contractual duties or meet expected timelines, we may not be able to obtain regulatory approvals for our investigational drug candidates on a timely basis, if at all, and we may not be able to successfully commercialize these investigational drug candidates. For example, in July 2011, the FDA notified pharmaceutical companies that studies conducted by Cetero Research between April 2005 and June 2010 in support of marketing applications may need to be repeated or confirmed due to concerns related to data integrity. We have not used and do not intend to utilize the services of Cetero. If our third party toxicology facilities, safety monitoring company, clinical investigators, epidemiologists, clinical sites or CROs do not perform satisfactorily, we may not be able to locate acceptable replacement third parties or enter into favorable agreements with these third parties, if at all. These third parties may also fail economically, which would impact our ability to obtain and utilize the results of the studies performed by these third parties.

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

In the case of avanafil, we rely on MTPC to supply the active pharmaceutical ingredient, or API, and the tablets. The MTPC manufacturing site where the materials are made for avanafil will be subject to a pre-approval inspection by the FDA. We are informed that this particular manufacturing site has never made any materials or products that have been approved by the FDA. This site has not been subject to a pre-approval inspection in the past nor has it ever manufactured commercial quantities of avanafil. In July 2011, MTPC announced that they had received a Business Suspension Order for a different site, located in Ashikaga, Tochigi, and a Business Improvement Order for the company as a whole. If MTPC is unable to receive and maintain approval from the FDA or manufacture avanafil API in sufficient quantities to meet projected demand, the approval and future sales of avanafil will be adversely effected, which in turn could have a detrimental impact on our financial results.

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

In June 2011, the FDA approved a New Drug Application, pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FDCA) for Suprenza (phentermine hydrochloride) orally dissolving tablets, 15 mg and 30 mg to be marketed and distributed by submitted by Akrimax Pharmaceuticals, LLC of New Jersey. This new drug application provides for the use of Suprenza (phentermine hydrochloride) orally dissolving tablets, 15 mg and 30 mg as a short-term (a few weeks) adjunct in a regimen of weight reduction based on exercise, behavioral modification, and caloric restriction in the management of exogenous obesity for patients with an initial body mass index >30 kg/m2, or >27 kg/m2 in the presence of other risk factors (e.g., controlled hypertension, diabetes, hyperlipidemia). No clinical trials were conducted for Suprenza, rather drugs submitted for approval under section 505(b)(2) are typically approved through the use of bioequivalence studies which show blood levels of the active pharmaceutical ingredient (API) of the drug seeking approval are consistent with a those of that had been previously approved. We are uncertain as to the impact, if any, of the approval of Suprenza on the approvability or future commercial success of QNEXA.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our investigational drug candidates. Our competitors may also develop drugs or surgical approaches that are more effective, more useful and less costly than ours and may also be more successful in manufacturing and marketing their products. In addition, our competitors may be more effective in commercializing their products. We currently outsource our manufacturing and therefore rely on third parties for that competitive expertise. There can be no assurance that we will be able to develop or contract for these capabilities on acceptable economic terms, or at all. Recently, Orexigen Therapeutics, manufacturers of Contrave, an investigational drug for the treatment of obesity, received a CRL from the FDA requesting that a long-term, randomized, placebo-controlled cardiovascular outcomes study be completed prior to refiling the NDA. To date, the FDA has not requested that we perform any additional studies, including cardiovascular outcome studies pre-approval, other than FORTRESS. Cardiovascular outcomes studies can take several years, cost tens to hundreds of millions of dollars and may result in showing an increased risk for major adverse cardiovascular events for patients in the treatment arm. If any regulatory agency were to require additional studies, including studies to address cardiovascular events, the impact on the timing of approval and, if approved, commercialization of QNEXA, avanafil or any of our investigational drug candidates, could be delayed or adversely impacted.

If our raw material supplier fails to supply us with the active pharmaceutical ingredients, or APIs, for our investigational drug candidates, for which availability is limited, we may experience delays in our investigational drug candidate development and commercialization.

We currently do not have supply agreements in place for phentermine or topiramate, the APIs used in our investigational drug candidate, QNEXA, nor do we have a supply agreement for the commercial manufacture of QNEXA, if approved. There can be no guarantees that we will be able to enter into such agreements under reasonable terms, if at all. We cannot guarantee that should we be successful in entering into such agreements we will be able to obtain the necessary prior regulatory approvals for these suppliers. MTPC manufactures the API for avanafil. To date, MTPC has never manufactured commercial quantities of API. In addition, we are informed that the avanafil manufacturing site has never been inspected by the FDA nor have they ever manufactured any materials that have been included in an FDA approved product. If MTPC is unable to produce the API for avanafil or if their facility does not receive and maintain approval from the FDA or local regulators, the launch of avanafil could be delayed. Any potential delays with the commercial timeline for avanafil could have a material adverse impact on our future financial condition and could impact our ability to enter into a collaboration for the commercialization of avanafil.

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

Allegations of discrimination, wrongful termination or other employment matters, regardless of merit, could negatively affect our operations by causing us to allocate additional monetary and personnel resources in defense of such matters.

In the normal course of business we may become involved in lawsuits and subject to various claims from current and former employees including wrongful termination, sexual discrimination, retaliation, hostile work environment and other employment-related matters. We were party to a lawsuit involving a former employee which lawsuit was dismissed without prejudice to the plaintiff to refile certain of his state law claims. We have also been named as a potential defendant in a complaint filed by a former employee. We have investigated each of the former employee claims and believe the allegations have no merit and that we have meritorious defenses to any such allegations. Due to the current economic downturn, former employees may be more likely to file employment- related claims. Employment-related claims also appear more likely following a poor performance review. Although there may be no merit to such claims or legal matters, we may be required to allocate additional monetary and personnel resources to defend against these type of allegations.

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

Both of the active ingredients in QNEXA, phentermine and topiramate are available as generics. Based on the research we have completed to date, we are unable to determine whether QNEXA, if approved, will be subject to reimbursement or at what level reimbursement may occur. The exact doses of the active ingredients in the final formulation of QNEXA will be different than those currently available. State pharmacy laws prohibit pharmacists from substituting drugs with differing doses and formulations. The safety and efficacy of QNEXA is dependent on the titration, dosing and formulation, which we believe could not be easily duplicated, if at all, with the use of generic substitutes. However, there can be no assurance that we will be able to provide for optimal reimbursement of QNEXA as a treatment for obesity or any other indication, if approved, from third party payers or the U.S. government. Furthermore, there can be no assurance that healthcare providers would not actively seek to provide patients with generic versions of the active ingredients in QNEXA in order to treat obesity at a potential lower cost.

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

•                  the outcome of an Advisory Committee meeting to review the resubmission of the QNEXA NDA;

•                  the cost and time required to set up a distribution system and a REMS program for QNEXA that is suitable to address any FDA concerns;

•                  the cost associated with the CHMP’s response to the MAA for QNEXA, including requests for additional information or studies included in the 120-day questions;

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

At June 30, 2011, we had $28.3 million in cash and cash equivalents and $93.3 million in available-for-sale securities. While at June 30, 2011 our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by the Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. Although the U.S. congress was able to resolve the debt ceiling issue in time to avoid default, the major credit rating agencies have expressed their ongoing concern about the high levels of debt that the U.S. government has taken on. Standard & Poor’s recently announced that it had revised its outlook on the long-term credit rating of the United States to negative, which could affect the trading market for U.S. government securities. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. treasury securities as of June 30, 2011. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

We have an accumulated deficit of $326.2 million as of June 30, 2011 and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $326.2 million for the period from our inception through June 30, 2011, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

•                  the FDA’s and/or EMA’s interpretation of the data we submitted and may submit relating to teratogenicity and cardiovascular safety;

•                  the FDA’s and/or EMA’s interpretation of the data from our SEQUEL study (OB-305) and Sleep Apnea study (OB-204);

•                  whether or not the FDA and/or EMA require us to conduct additional clinical studies for QNEXA;

•                  whether or not the FDA requires us to conduct additional clinical studies for avanafil;

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

Our quarterly operating results have fluctuated in the past and are likely to fluctuate in the future. Factors contributing to these fluctuations include, among other items, the timing and enrollment rates of clinical trials for our investigational drug candidates, timing of milestone payments and our need for clinical and pre-commercialization supplies. Thus, quarter-to-quarter comparisons of our operating results are not indicative of what we might expect in the future. As a result, in some future quarters our operating results may not meet the expectations of securities analysts and investors, which could result in a decline in the price of our stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as Exhibits to this report:

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1	(4)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated August 4, 2011, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated August 4, 2011, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

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

Date: August 4, 2011	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Senior Vice President, Finance and Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(4)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated August 4, 2011, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated August 4, 2011, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

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