Form 10-Q
period 2011-09-30
VIVUS INC
filed 2011-11-08
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2011

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

At October 27, 2011, 88,882,105 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2011	December 31, 2010*
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$71,479	$37,216
Available-for-sale securities	83,776	101,970
Inventories	3,107	3,225
Prepaid expenses and other assets	1,045	1,648
Current assets of discontinued operations	—	6
Total current assets	159,407	144,065
Property and equipment, net	321	221
Total assets	$159,728	$144,286
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,835	$2,395
Accrued research and clinical expenses	1,090	2,625
Accrued employee compensation and benefits	3,225	2,820
Accrued and other liabilities	759	932
Current liabilities of discontinued operations	2,344	3,512
Total current liabilities	9,253	12,284

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 200,000 shares authorized; 88,882 and 81,568 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	89	82
Additional paid-in capital	485,169	432,041
Accumulated other comprehensive income	19	4
Accumulated deficit	(334,802)	(300,125)
Total stockholders’ equity	150,475	132,002
Total liabilities and stockholders’ equity	$159,728	$144,286

*                    Derived from audited consolidated financial statements filed in the Company’s 2010 Annual Report on Form 10-K.

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30		NINE MONTHS ENDED SEPTEMBER 30
	2011	2010	2011	2010

Operating expenses:
Research and development	$3,738	$10,091	$19,253	$33,878
General and administrative	5,203	6,724	15,934	18,638
Total operating expenses	8,941	16,815	35,187	52,516

Loss from operations	(8,941)	(16,815)	(35,187)	(52,516)

Interest and other income (expense):
Interest and other income	132	57	213	171
Interest expense	—	(1,378)	(3)	(3,970)
Total interest and other income (expense)	132	(1,321)	210	(3,799)
Loss from continuing operations before income taxes	(8,809)	(18,136)	(34,977)	(56,315)
Provision for income taxes	(3)	—	(6)	(1)
Net loss from continuing operations	(8,812)	(18,136)	(34,983)	(56,316)
Discontinued operations:
Income (loss) from discontinued operations, net of tax	185	157	306	(3,238)
Net loss	(8,627)	(17,979)	(34,677)	(59,554)
Other comprehensive income:
Unrealized (loss) gain on securities	(30)	1	15	26
Comprehensive loss	$(8,657)	$(17,978)	$(34,662)	$(59,528)

Basic and diluted net loss per share:
Continuing operations	$(0.10)	$(0.22)	$(0.42)	$(0.70)
Discontinued operations	0.00	0.00	0.00	(0.04)
Net loss per share	$(0.10)	$(0.22)	$(0.42)	$(0.74)
Shares used in per share computation:
Basic	84,818	81,172	82,866	80,926
Diluted	90,302	82,966	88,240	80,926

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(34,983)	$(56,316)
Adjustments to reconcile net loss to net cash used for operating activities from continuing operations:
Depreciation	85	101
Share-based compensation expense	5,825	4,827
Changes in assets and liabilities:
Inventories	118	(1,803)
Prepaid expenses and other assets	603	1,663
Accounts payable	(560)	(3,405)
Accrued research and clinical expenses	(1,535)	1,857
Accrued employee compensation and benefits	405	115
Accrued and other liabilities	(173)	1,542
Net cash used for operating activities from continuing operations	(30,215)	(51,419)
Net cash (used for) provided by operating activities from discontinued operations	(856)	630
Net cash used for operating activities	(31,071)	(50,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(185)	(51)
Purchases of available-for-sale securities	(77,025)	(163,645)
Proceeds from maturity of available-for-sale securities	95,234	200,750
Net cash provided by investing activities from continuing operations	18,024	37,054
Net cash used for investing activities from discontinued operations	—	(52)
Net cash provided by investing activities	18,024	37,002

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of common stock options	1,894	2,192
Sale of common stock through employee stock purchase plan	132	215
Net proceeds from issuance of common stock	45,284	—
Net cash provided by financing activities from continuing operations	47,310	2,407
Net cash used for financing activities from discontinued operations	—	(117)
Net cash provided by financing activities	47,310	2,290

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,263	(11,497)
CASH AND CASH EQUIVALENTS:
Beginning of period	37,216	40,533
End of period	$71,479	$29,036

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Management has evaluated all events and transactions that occurred after September 30, 2011 up through the date these condensed consolidated financial statements were filed. There were no events or transactions occurring during this subsequent event reporting period which require recognition in these condensed consolidated financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010, as filed on March 1, 2011 with the Securities and Exchange Commission, or SEC. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

2. DISCONTINUED OPERATIONS

On October 1, 2010, the Company entered into a definitive Asset Purchase Agreement with Meda AB, or Meda, to sell certain rights and assets related to MUSE, transurethral alprostadil, for the treatment of erectile dysfunction, or the MUSE Transaction. Meda had been the Company’s European distributor of MUSE since 2002. The assets sold in the MUSE Transaction include the U.S. and foreign MUSE patents, existing inventory, and the manufacturing facility located in Lakewood, New Jersey. The Company retained all of the liabilities associated with the pre-closing operations and products of the MUSE business and the accounts receivable for pre-closing MUSE sales. The transaction closed on November 5, 2010. Prior to the closing of the MUSE Transaction, the Company terminated all of the rights to MUSE and avanafil held by Deerfield Management Company, L.P. and affiliates and by Crown Bank, N. A. as collateral to the Company’s notes payable. Under the terms of the MUSE Transaction, the Company received an upfront payment of $22 million upon the closing and is eligible to receive an additional $1.5 million based on future sales of MUSE, provided that certain sales milestones are reached. Meda is now responsible for the manufacturing, selling and marketing of MUSE. Meda also assumed all post-closing expenses and liabilities associated with MUSE. The Company has agreed not to develop, manufacture or sell any transurethral erectile dysfunction drugs for a period of three years following the closing of the MUSE Transaction.

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

The following table presents the major classes of assets and liabilities that have been presented as assets and liabilities of discontinued operations in the condensed consolidated balance sheets (in thousands):

	September 30, 2011 (unaudited)	December 31, 2010
ASSETS
Trade accounts receivable, net	$—	$6
Total current assets of discontinued operations	$—	$6

	September 30, 2011 (unaudited)	December 31, 2010
LIABILITIES
Accounts payable	$13	$211
Accrued product returns	2,053	2,598
Accrued chargeback reserve	278	472
Accrued employee compensation and benefits	—	47
Accrued and other liabilities	—	184
Total current liabilities of discontinued operations	$2,344	$3,512

The following table presents summarized results of operations for the discontinued operations presented in the condensed consolidated statements of operations (in thousands)(unaudited):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(unaudited)		(unaudited)
Operating income (loss)	$185	$253	$306	$(2,946)
Income (loss) before provision for income taxes	185	162	306	(3,218)
Net income (loss) from discontinued operations	$185	$157	$306	$(3,238)

3. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with SFAS 123R, Share-Based Payment, as codified in FASB ASC topic 718, Compensation—Stock Compensation, or ASC 718.

Total estimated share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three and nine months ended September 30, 2011 and 2010 was comprised as follows (in thousands, except per share data)(unaudited):

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010

Research and development	$438	$301	$1,506	$862
General and administrative	1,282	1,372	4,319	3,965
Share-based compensation expense before taxes	1,720	1,673	5,825	4,827
Related income tax benefits	—	—	—	—
Share-based compensation expense, net of taxes	$1,720	$1,673	$5,825	$4,827
Basic and diluted per common share	$0.02	$0.02	$0.07	$0.06

4. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at September 30, 2011 and December 31, 2010 are presented in the tables that follow:

As of September 30, 2011 (in thousands)(unaudited):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$71,479	$71,479	$—	$—
Total cash and cash equivalents	$71,479	$71,479	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$83,757	$83,776	$22	$(3)
Total available-for-sale securities	$83,757	$83,776	$22	$(3)

As of December 31, 2010 (in thousands):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$37,216	$37,216	$—	$—
Total cash and cash equivalents	$37,216	$37,216	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$101,966	$101,970	$12	$(8)
Total available-for-sale securities	$101,966	$101,970	$12	$(8)

The following table summarizes the Company’s available-for-sale securities by the contractual maturity date as of September 30, 2011 (in thousands)(unaudited):

	Amortized Cost	Estimated Fair Value
Due within one year	$83,757	$83,776
	$83,757	$83,776

There were no net realized gains or losses on available-for-sale securities for the three and nine months ended September 30, 2011 and 2010.

During the three and nine months ended September 30, 2011, the Company had no sales of available-for-sale securities. In the ordinary course of business, the Company may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

At September 30, 2011, the Company had the following cash equivalent or available-for-sale securities that were in an unrealized loss position.

	Less Than 12 Months
September 30, 2011	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$(3)	$18,548

At December 31, 2010, the Company had the following cash equivalent and available-for-sale securities that were in an unrealized loss position (in thousands):

	Less Than 12 Months
December 31, 2010	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$(8)	$42,822
Total	$(8)	$42,822

The gross unrealized losses reported above for September 30, 2011 and December 31, 2010 were primarily caused by general fluctuations in market interest rates from the respective purchase date of these securities through the end of those periods.

As the Company presently does not intend to sell its debt securities and believes it will not likely be required to sell the securities that are in an unrealized loss position before recovery of their amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

As of September 30, 2011 and December 31, 2010, the temporary net unrealized gains on cash, cash equivalents and available-for-sale securities, net of tax, of $19,000 and $4,000, respectively, were included in accumulated other comprehensive income in the accompanying condensed consolidated balance sheets.

Fair Value Measurements

The following fair value hierarchy tables present information about the Company’s assets (cash and cash equivalents and available-for-sale securities) measured at fair value on a recurring basis as of September 30, 2011 (in thousands)(unaudited):

	Basis of Fair Value Measurements
	Balance at September 30, 2011	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$71,479	$71,479	$—	$—
Total cash and cash equivalents	$71,479	$71,479	$—	$—

	Basis of Fair Value Measurements
	Balance at September 30, 2011	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$83,776	$83,776	$—	$—
Total available-for-sale securities	$83,776	$83,776	$—	$—

Reported as:
Cash and cash equivalents	$71,479
Available-for-sale securities	83,776
Total	$155,255

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

The Company’s valuation techniques used to measure the fair value of money market funds were derived from quoted market prices as active markets for these instruments exist. Investments in marketable securities are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs derived from or corroborated by observable market data to models that vary by asset class. There were no assets or liabilities where Level 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

5. INVENTORIES

Inventory balances consist of (in thousands):

	September 30, 2011
	(unaudited)	December 31, 2010
Raw materials	$3,107	$3,225

The raw materials balance at September 30, 2011 and December 31, 2010 consists of the active pharmaceutical ingredients for Qnexa.

The Company has made and anticipates in future periods that it will scale-up and make commercial quantities of certain of its product candidates prior to the date it anticipates that such products will receive final Food and Drug Administration, or FDA, approval in the U.S. or European Medicines Agency approval in the European Union (i.e., pre-launch inventories). Pre-launch inventories are included on the condensed consolidated balance sheets once the product under review has attained a stage in the development process of having been subject to a Phase 3 clinical trial or its equivalent, or if a regulatory filing has been made for licensure for marketing the product and the product has a well characterized manufacturing process.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets as of September 30, 2011 and December 31, 2010, respectively, consist of (in thousands):

	September 30, 2011 (unaudited)	December 31, 2010
Refundable federal income taxes	$—	$141
Interest receivable	696	553
Prepaid insurance	149	594
Other prepaid expenses and assets	200	360
Prepaid expenses and other assets	$1,045	$1,648

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

8. AGREEMENTS

In 2001, VIVUS entered into a Development, Licensing and Supply Agreement with Tanabe for the development of avanafil, an oral PDE5 inhibitor investigational drug candidate for the treatment of erectile dysfunction. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or MTPC. Under the terms of the 2001 Development, Licensing and Supply Agreement with Tanabe, the Company paid a $2 million license fee obligation to Tanabe in the year ended December 31, 2006. No payments were made under this agreement with MTPC in the year ended December 31, 2008; however, the Company paid MTPC $4 million in January 2009 following the enrollment in December 2008 of the first patient in the first Phase 3 clinical study and in August 2011, VIVUS paid MTPC a $4 million milestone related to the filing of a New Drug Application, or NDA, to the FDA for avanafil in June 2011. The Company expects to make other substantial payments to MTPC in accordance with its agreements with MTPC as the Company continues to develop and, if approved for sale, commercialize avanafil for the oral treatment of male sexual dysfunction. Such potential future milestone payments total $11 million in the aggregate and include payments upon: the obtainment of the first regulatory approval in the U.S. and any major European country; and achievement of $250 million or more in calendar year sales.

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

On October 16, 2001, the Company entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational drug candidate development program for Qnexa for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to the Company with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, the Company has paid a total of $220,000 to Dr. Najarian through September 30, 2011 and has issued him options to purchase 40,000 shares of our common stock. The Company is obligated under the terms of the Assignment Agreement to make a milestone payment of $1 million and issue an option to purchase 20,000 shares of VIVUS’ common stock to Dr. Najarian upon marketing approval by the FDA of a product for the treatment of obesity that is based upon the Combination Therapy and Patents. The Assignment Agreement will require the Company to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that the Company decides not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined the Company as a part-time employee and currently serves as a Principal Scientist.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In November 2006, the Company entered into a 30-month lease for its corporate headquarters located in Mountain View, California. On December 16, 2008, November 12, 2009, and December 3, 2010, the Company entered into a first, second and third amendment, respectively, to this lease. The second amendment commenced on January 1, 2010 and expanded the leased space.  The third amendment extended the lease term for a period of twelve months commencing August 1, 2011 and terminating July 31, 2012. Under the third amendment, the rent is set at $1.82 per square foot, or $32,700 per month. The amended lease allows us one additional option to extend the term of the lease for one year from the expiration of the lease.

Future minimum lease payments under operating leases are as follows (in thousands)(unaudited):

2011	$174
2012	406
Total	$580

Other Agreements

The Company has entered into various agreements with clinical consultants and clinical research organizations to perform clinical studies on its behalf and at September 30, 2011, its remaining commitments under these agreements totaled $5.8 million.

The Company has remaining commitments under various general and administrative services agreements totaling $3.8 million at September 30, 2011, including $1.5 million related to Leland F. Wilson’s Employment Agreement. On December 19, 2007, the Compensation Committee of the Board of Directors of the Company approved an employment agreement, or the Employment Agreement, with Leland F. Wilson, the Company’s Chief Executive Officer. The Employment Agreement includes salary, incentive compensation, retirement benefits and length of employment, among other items, as agreed to with Mr. Wilson. The Employment Agreement had an initial term of two years commencing on the effective date, June 1, 2007, or the Effective Date. On January 23, 2009, the Compensation Committee approved an amendment to the Employment Agreement, or the Amendment, which amends the Employment Agreement. Pursuant to the Amendment, the initial term of the Employment Agreement was increased from two to three years commencing on June 1, 2007 and other relevant dates were also extended to reflect the three-year initial term. On January 21, 2011, the Compensation Committee approved the second amendment to Mr. Wilson’s Employment Agreement. Pursuant to the second amendment, the initial term of the Employment Agreement is increased to four years commencing on June 1, 2007. As neither party provided notice of termination, the Employment Agreement was automatically extended for an additional one-year term commencing on June 1, 2011.

The Company has also entered into various agreements with research consultants and other contractors to perform regulatory services, drug research and testing and, at September 30, 2011, its remaining commitments under these agreements totaled $4.0 million. The Company has placed orders with MTPC for avanafil product testing and finished goods and its remaining commitment under these purchase obligations at September 30, 2011 totaled $8.1 million.

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

On May 15, 2007, the Company closed its transaction with K-V Pharmaceutical Company, or K-V, for the sale of its investigational drug candidate, Evamist. At the time of the sale, Evamist was an investigational drug candidate and was not yet approved by the U. S. Food and Drug Administration, or FDA, for marketing. Pursuant to the terms of the Asset Purchase Agreement for the sale of the Evamist product to K-V, the Company made certain representations and warranties concerning its rights and assets related to Evamist and the Company’s authority to enter into and consummate the transaction. The Company also made certain covenants that survive the closing date of the transaction, including a covenant not to operate a business that competes, in the U.S., and its territories and protectorates, with the Evamist product.

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company’s analysis of all available evidence, both positive and negative, as of September 30, 2011, it was considered more likely than not that the Company’s deferred tax assets would not be realized. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it can recover its deferred tax assets.

The total gross unrecognized tax benefits as of September 30, 2011 are $1.2 million and relate to state tax exposures, of which $7,000 would affect the effective tax rate if recognized. The total unrecognized tax benefits as of September 30, 2011 include approximately $1.2 million of unrecognized tax benefits that have been netted against the related deferred tax assets.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of September 30, 2011, the Company has accrued $1,000 of interest and penalties related to unrecognized tax benefits.

The Company’s income tax return for the year ended December 31, 2007 is currently under examination by the California Franchise Tax Board. The Company’s income tax return for the years ended December 31, 2007 and 2008 are currently under examination by the Internal Revenue Service. The Company is awaiting the final report from the IRS and does not expect adverse results. Because the Company used net operating loss carryforwards and other tax attributes to offset its taxable income on its 2007 income tax return for California, such attributes can be adjusted by the State of California until the statute closes on the year in which such attributes were utilized. Tax years 1991 to 2009 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

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

As the Company recognized a net loss for the three months and nine months ended September 30, 2011 and 2010 all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three months ended September 30, 2011 and 2010, 5,483,668 and 4,060,492 options outstanding, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive. For the nine months ended September 30, 2011 and 2010, 5,374,164 and 4,483,267 options outstanding, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

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

On August 24, 2011, the Company closed on the sale of a total of 6,889,098 shares of its common stock, at a price of $6.65 per share, pursuant to a previously-reported securities purchase agreement entered into on August 23, 2011 with certain investors in connection with a registered direct offering of the Company’s common stock, or the Offering. Gross proceeds to the Company from the sale of the common stock in the Offering totaled approximately $45.8 million before deduction of approximately $529,000 in fees and expenses related to the Offering. All of the shares of common stock were offered pursuant to an effective shelf registration statement on Form S-3ASR (Registration No. 333-161948), including the prospectus dated September 16, 2009 contained therein.

13. LEGAL MATTERS

Securities Related Class Action Lawsuits

The Company and two of its officers are defendants in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. CV10-4957 PJH, pending in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleges violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company’s clinical trials and New Drug Application, or NDA, for Qnexa as a treatment for obesity. In his Amended Class Action Complaint filed April 4, 2011, the plaintiff alleged generally that the defendants misled investors regarding the prospects for Qnexa’s NDA approval, and the drug’s efficacy and safety. On June 3, 2011, the defendants filed a motion to dismiss, which was heard by the Honorable Phyllis J. Hamilton on October 12, 2011. At the hearing, Judge Hamilton ruled from the bench and granted the defendants’ motion to dismiss, with leave to amend. Judge Hamilton also issued an order on October 13, 2011, which confirmed her ruling at the hearing. If the plaintiff elects to amend his complaint again, the defendants anticipate filing another motion to dismiss. Pending the outcome of that motion to dismiss, discovery will continue to be stayed.

Additionally, the Company’s directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV 10-05271 PJH, also pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restates the allegations of the Kovtun action and alleges that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in Kovtun. The parties have agreed to stay the litigation pending resolution of the defendants’ expected second motion to dismiss in Kovtun. The Company’s directors are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. As with the federal derivative litigation, the parties have agreed to stay these consolidated actions pending resolution of the second motion to dismiss in Kovtun.

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

As of September 30, 2011, there were 8,658,478 shares subject to all options outstanding under all stock plans and 7,371,156 shares reserved for issuance under the 2010 Plan. Additionally, the average weighted exercise price of all outstanding options under all stock plans was $6.15 per share and the average weighted remaining term was 6.52 years.

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

As of September 30, 2011, 1,351,550 shares have been issued to employees and there are 648,450 shares available for issuance under the 1994 ESPP.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward looking words or phrases such as “may,” “believe,” “expect,” “forecast,” “intend,” “anticipate,” “predict,” “should,” “planned,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) the response from the United States Food and Drug Administration, or FDA, to our resubmission of the New Drug Application, or NDA, for Qnexa® for the treatment of obesity, including weight loss and maintenance of weight loss, recommended for obese patients (BMI ≥30 kg/m2), or overweight patients (BMI ≥27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity), with a contraindication that excludes the use of Qnexa by women of childbearing potential; (2) the timing and results of the retrospective observational study of fetal outcomes in infants born to mothers exposed to topiramate during pregnancy; (3) the reliability of the electronic medical claims healthcare databases used in the FORTRESS study; (4) the FDA’s interpretation of and agreement with the information VIVUS submitted relating to teratogenicity and cardiovascular safety; (5) the FDA’s interpretation of the data from our SEQUEL study (OB-305) and Sleep Apnea study (OB-204); (6) that we may be required to conduct additional prospective studies or retrospective observational studies or to provide further analysis of clinical trial data; (7) our response to questions and requests for additional information including additional pre-clinical or clinical studies from the European Medicines Agency, or EMA, and the Committee for Medicinal Products for Human Use, or CHMP, of the Marketing Authorization Application, or MAA, for Qnexa; (8) the results of external studies to assess the teratogenic risk of topiramate; (9) results of the Risk Evaluation and Mitigation Strategy, or REMS, or cardiovascular outcomes for obesity advisory meetings; (10) the outcome of the second advisory committee meeting for Qnexa; (11) the impact, if any, of the agreement by one of our competitors with an obesity compound to conduct or complete a cardiovascular outcomes study pre-approval; (12) impact on future sales based on specific indication and contraindications contained in the label and extent of the REMS, distribution and patient access program; (13) the FDA’s response to the NDA filed for avanafil; (14) our ability to successfully commercialize by establishing marketing partnerships for avanafil or our partner’s ability to obtain regulatory approval to manufacture and adequately supply avanafil for commercial use; (15) our history of losses and variable quarterly results; (16) substantial competition; (17) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (18) uncertainties of government or third party payer reimbursement; (19) our reliance on sole source suppliers; (20) our limited sales and marketing efforts and our reliance on third parties; (21) failure to continue to develop innovative investigational drug candidates and drugs; (22) risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations; (23) our ability to demonstrate through clinical testing the safety and effectiveness of our investigational drug candidates; (24) our dependence on the performance of our collaborative partners; (25) the timing of the initiation and completion of clinical trials and submissions to the FDA or foreign authorities; (26) the volatility and liquidity of the financial markets; (27) our liquidity and capital resources; (28) our expected future revenues, operations and expenditures; and (29) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Item 1A. Risk Factors.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

VIVUS, Inc. is a biopharmaceutical company, incorporated in 1991 as a California corporation and reincorporated in 1996 as a Delaware corporation, dedicated to the development and commercialization of therapeutic drugs for large underserved markets, including obesity and related morbidities, such as sleep apnea and diabetes and men’s sexual health. With respect to obesity, historical estimates are that the potential worldwide pharmaceutical market for obesity could approach $5 billion annually. The withdrawal of sibutramine from the market and failure of new therapies, including Qnexa, to gain approval from the FDA or foreign regulators makes it difficult to estimate the potential size of the obesity market. Over the past ten years, the majority of U.S. prescription obesity medications have been used by women under 55 years of age. Obesity remains an epidemic and in the United States alone, the CDC estimates that over 108 million people are obese or overweight. Of these, approximately 80 million are men and women of non-childbearing potential. Annual sales of approved drugs for diabetes worldwide were approximately $35 billion in 2010 and are expected to grow to approximately $50 billion by 2015. There are currently no approved pharmaceutical therapies for sleep apnea;

however, the sales of devices and related consumables used to treat sleep apnea exceed $2 billion annually. Annual sales of approved drugs for erectile dysfunction currently exceed $4 billion.

Currently, our investigational drug candidate, Qnexa, is under review by regulators for approval as a treatment for obesity in the U.S. and the European Union. On October 28, 2010, we received a CRL regarding the NDA for Qnexa as a treatment for obesity. The CRL stated that in its current form, the NDA for Qnexa was not approvable. The CRL included the following areas: clinical, labeling, REMS, safety update, and drug scheduling. In the clinical section of the CRL, the FDA, requested a comprehensive assessment of topiramate’s and Qnexa’s teratogenic potential including a detailed plan and strategy to evaluate and mitigate the potential teratogenic risks in women of childbearing potential taking the drug for the treatment of obesity. In addition, the FDA asked us to provide evidence that the elevation in heart rate (mean 1.6 beats per minute on the top dose) associated with Qnexa does not increase the risk for major adverse cardiovascular events. The FDA requested that we formally submit the results from the completed SEQUEL study (OB-305), a 52-week extension study for a subset of 675 patients who completed the previously reported 56-week CONQUER study. The FDA reserved the right to comment further on proposed labeling. On REMS, the FDA requested that a discussion of an already submitted REMS plan be continued after we have submitted the written response. The agency also requested a safety update of any new adverse events be submitted to the NDA. Finally, the FDA stated that if approved, Qnexa would be a Schedule IV drug due to the phentermine component. No new clinical studies were requested in the CRL.

On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss the items contained in the CRL and the information we planned to include in the resubmission of the NDA for Qnexa. In anticipation of the meeting, we provided a briefing document that included comprehensive assessment of the teratogenic potential of topiramate including analyses integrating existing non-clinical and clinical data. In addition, we provided several new analyses including cardiovascular data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies to demonstrate that Qnexa does not increase the risk for major cardiovascular events and that the observed increases in heart rate, which occurred in some patients over the course of the clinical program, did not increase the risk of major cardiovascular events, as evidenced by adverse events reported in the trial. We also provided a synopsis of the final study report for the SEQUEL study. At the meeting, an overview was provided of the teratogenicity and cardiovascular risk material covered by the background package. The discussion also included elements of our proposed REMS program for Qnexa. The primary focus of the FDA at the meeting, however, concerned the teratogenic potential for topiramate, specifically the incidence of oral clefts observed in the North American AED Pregnancy Registry and in the UK Epilepsy and Pregnancy Registry. The FDA requested that we assess the feasibility of performing a retrospective observational study utilizing existing electronic medical claims healthcare databases to review fetal outcomes, including the incidence of congenital malformations and oral cleft, in the offspring of women who received prophylaxis treatment with 100 mg of topiramate for migraine during pregnancy, or the Feasibility Assessment.

We held a follow up meeting with the FDA on April 14, 2011 to discuss the Feasibility Assessment. We have reached agreement with the FDA on the retrospective observational study objectives and design, primary endpoints, and eligibility criteria. During the April 2011 meeting, it was agreed the study would be expanded to include all doses of topiramate and all diagnoses. It was also agreed that the results would be stratified and that the diagnoses of those exposed to topiramate would be matched with control groups with similar diagnoses and patient profiles. The co-primary endpoints will be the relative risk of major congenital malformations and oral cleft in infants born to mothers exposed to topiramate during pregnancy as compared to a control group that was not exposed to topiramate. The retrospective observational study is called FORTRESS, for Fetal Outcome Retrospective TopiRamate ExpoSure Study. It is estimated that the FORTRESS study will include approximately 2,000 topiramate-exposed pregnancies.

On September 15, 2011, we announced that following a teleconference we had reached agreement with officials of the Division of Metabolism and Endocrinology Products, or DMEP, of the FDA on a plan that allowed for an early resubmission of the Qnexa NDA for the treatment of obesity. Based on this agreement, we resubmitted the Qnexa NDA on October 17, 2011, prior to completion of the FORTRESS study. The FDA has accepted the NDA for filing and has designated it as a Class 2 resubmission, which is expected to have a six-month review period from the date of filing. The PDUFA target date is April 17, 2012. The FDA has informed us that an advisory committee of the DMEP will meet to specifically discuss the Qnexa NDA in the first quarter of 2012.

The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). The proposed labeling for Qnexa includes a contraindication that excludes the use of Qnexa by women of childbearing potential. The proposed Pregnancy Category is “Category X” because weight loss is not recommended during pregnancy. Top-line results from FORTRESS are expected in December 2011, with validation of FORTRESS expected in the third quarter of 2012. The resubmission includes a proposed Risk Evaluation and Mitigation Strategy, or REMS.

Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA. In the Qnexa studies, which included 15 offspring from women exposed to Qnexa or topiramate, there were no reports of any congenital malformations. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval; however, the details of this study have not yet been discussed with the FDA.

On December 17, 2010, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for Qnexa Controlled-Release Capsules in the European Union, or EU. The proposed indication in the EU is for the treatment of obesity, including weight loss and maintenance of weight loss, and should be used in conjunction with a mildly hypocaloric diet. If approved in the EU, Qnexa could be recommended for obese adult patients (BMI ≥ 30 kg/m2), or overweight patients (BMI ≥ 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). In Europe, approximately 150 million adults are considered overweight or obese, and the prevalence is rising rapidly. According to EMA guidelines for medicinal products used in weight control, a demonstration of weight loss of at least 10% of baseline weight, which is at least statistically greater than that associated with placebo, is considered to be a valid primary efficacy criterion. We believe Qnexa has met this efficacy criterion set by the EMA for obesity therapies. In addition, the mean weight loss for the mid- and top-dose of Qnexa at the end of two years was 10.4% and 11.4%, respectively, which we believe met the efficacy benchmark set by the EMA for obesity therapies. These results were shown to be sustained over a two-year period and were associated with significant improvements in weight-related co-morbidities such as hypertension, dyslipidemia and diabetes. The EMA filing is comprised of data from over 4,500 overweight or obese patients with a broad range of weight-related co-morbidities. Two-year, double-blind data from SEQUEL (OB-305) were also included in the filing to demonstrate durability of treatment response and long-term safety. The EMA’s review of Qnexa will follow their centralized marketing authorization procedure. If approved, Qnexa could receive marketing authorization in all 27 EU member countries. The MAA was officially validated for central procedure on January 19, 2011.

In May 2011, we received a response to our MAA from the CHMP. The response was in the form of the “120-day questions.” We are currently reviewing the 120-day questions which cover a broad range of topics including, without limitation, issues relating to phentermine, which include historical concerns regarding its potential association with valvulopathy and pulmonary hypertension; heart rate and limited long-term safety data in high-risk patients; and known and suspected effects of topiramate which include CNS and teratogenic potential. The CHMP also had questions concerning our proposed risk management plan for Qnexa. The 120-day questions are consistent with the issues previously raised in the FDA review process. We are in the process of preparing our response. We met with representatives from the CHMP in September 2011 to seek clarification on certain questions. We anticipate submitting our response in the fourth quarter of 2011. We expect the CHMP to issue the 180-day opinion in the first quarter of 2012. There can be no assurance that our response will be adequate or that our MAA will be approved by the EMA.

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

In July 2011, abstracts for an international epilepsy conference including the top-line results of an additional retrospective study of medical claims data on oral clefts, or OCs, and major congenital malformations, or MCMs, associated with in utero topiramate exposure became available. This study was conducted using medical claims and pharmacy prescription data from the Wolters Kluwer Pharma Solutions Source® Lx Patient Longitudinal Database, which identified 778 mother-infant dyads exposed to topiramate within 10 months prior to giving birth. The study compared the incidence rate of OC and MCM in topiramate-exposed dyads to two control groups, one comprised of 3,431 dyads exposed to other antiepileptic drugs, or AEDs, during pregnancy and a second of 2,307 dyads with a diagnosis of epilepsy (with or without treatment), but no exposure to topiramate during pregnancy. Dyads exposed to known teratogens were excluded from all cohorts. The results of the study found there were no statistically significant differences in OC or MCM frequency between the topiramate and control groups.

On August 15, 2011, during the International Conference on Pharmacoepidemiology & Therapeutic Risk Management, a new study assessing the risk of oral clefts in topiramate-exposed pregnancies was presented. The presentation entitled “Use of Topiramate and the Risk of Oral Clefts” contained an analysis of data from two large databases including the CDC’s National Birth Defects

Prevention Study and the Birth Defect Study from the Slone Epidemiology Center at Boston University, together the Slone Study. Data from this new study demonstrated no increase in relative risk of overall major malformations (odds ratio 1.0; 95% CI 0.4-3.2), which provides supporting evidence that topiramate is not a major teratogen. The analysis did indicate an increased risk for oral cleft malformation may be associated with topiramate; however, we believe, the magnitude of risk was substantially lower than data reflected in the current topiramate label. The Slone Study provides alternative methodology to assess relative risk with topiramate. The Slone Study assessed all malformations reported in two case-controlled surveillance programs, the Slone Epidemiology Center Birth Defects Study, or SBDS, and the CDC’s National Birth Defects Prevention Study, or NBDPS. In contrast to other available studies, which assess relative risk based on total topiramate exposure, this analysis assessed the relative risk based on the proportion of identified malformations that were exposed to topiramate. The study identified a total of approximately 34,000 major congenital malformations (11,000 from SBDS and 23,000 from NBDPS), including approximately 3,000 oral cleft malformations (800 SBDS and 2,200 NBDPS). Topiramate exposure during the first trimester of pregnancy was reported in 15 of the major malformations and seven of the oral clefts. There were no reports of isolated cleft palate in the topiramate-exposed pregnancies. Pooled data from the two databases showed a relative risk for oral cleft of 5.4 (95% CI 1.5-20.1). Results were pooled due to the small number of topiramate-exposed pregnancies in the individual databases. In the SBDS data base, three topiramate-exposed oral clefts were reported, producing a relative risk of 10.1 (95% CI 1.1-129.2). In the NBDPS data base, four topiramate-exposed oral clefts were reported, producing a relative risk of 3.6 (95% CI 0.7-20.0). The signal of potential risk from these new data is substantially lower than reported from the North American AED (9.6x) and UK pregnancy (16x) registries.

On August 31, 2011, during a poster session at the 29th International Epilepsy Congress (IEC) in Rome, Italy, Dr. Alison Pack, Associate Professor of Clinical Neurology, Columbia University Medical Center, presented the results of this study. The incident rate of OC and MCM in the topiramate-exposed group was compared to OC and MCM incident rates in three non-topiramate-exposed control groups: an antiepileptic drug, or AED group, an epilepsy group, and a diabetes group. The study found that there were no significant differences in oral clefts or major congenital malformations between the topiramate group and the AED or epilepsy groups. The risk for MCMs in infants born to diabetic mothers was significantly higher than the other cohorts, including the infants exposed to topiramate in utero. The rates seen in the diabetes control group are comparable to that reported in the literature. In all groups, known or suspected teratogens, including valproate and phenytoin, were excluded.

On September 27, 2011, a poster authored by Dr. Mark W. Green, Director of the Center for Headache and Pain Medicine and Professor of Neurology and Anesthesiology at the Mount Sinai School of Medicine, was presented at the American Neurological Association Meeting in San Diego, CA. In addition to the topiramate exposure data previously reported, the results included the rate of MCMs and OCs in two new control groups, a migraine without epilepsy group, and a sub-group of patients exposed to acute- and preventive migraine drugs, or APMD, during pregnancy. The incident rate of oral clefts and major congenital malformations in the topiramate-exposed group was compared to OC and MCM incident rates in three non-topiramate-exposed control groups: a migraine without epilepsy group, a group of patients exposed to acute-preventive migraine drugs, or APMD, during pregnancy, and a diabetes group. The study found that the risk for MCMs in infants born to diabetic mothers was significantly higher than seen in infants exposed to TPM in utero. The MCM and OC rates seen in the diabetes control group are comparable to those reported in the literature. Consistency of these data compared to published references for the diabetes control group and the random sample provide assurance that this data would likely be representative of other clinical settings.

The study, funded by VIVUS, was conducted utilizing Wolters Kluwer datasets from the United States and followed patients’ Pharmacy and Medical Claims (births from January 2003 - December 2010) and covered an estimated 177 million lives. Probable exposure during pregnancy was refined using data on script fill date, days of medication supplied, infant birth date, and ICD-9 codes for birth term. We included the results of this study in the resubmission of the Qnexa NDA.

The FDA has updated the label for topiramate to reflect a lower than previously reported relative risk of oral cleft.  In March 2011, based on data from the North American antiepileptic registry, the reported prevalence of oral cleft from topiramate exposure was 1.4% as compared to a historical control of 0.07%. In July 2011, the label was revised and now includes a prevalence rate for oral cleft of 1.2% (4/321). The historical control was corrected to 0.12%, which is more in line with the expected background rate in the general population. More importantly, the relative risk calculation dramatically improved from 21.3 to 9.6. At the same time, the Risk Mitigation and Evaluation Strategy, or REMS, for topiramate was discontinued as the FDA determined that the Medication Guide, included as part of the labeling, adequately addressed public health risks.

On October 17, 2011, we resubmitted the Qnexa NDA. The FDA has accepted the NDA for filing and has designated it as a Class 2 resubmission, which is expected to have a six-month review period from the date of filing. The PDUFA target date is April 17, 2012. The FDA has informed us that an advisory committee of the DMEP will meet to specifically discuss the Qnexa NDA in the first quarter of 2012.

The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). The proposed labeling for Qnexa includes a contraindication that excludes the use of Qnexa by women of childbearing potential. The proposed Pregnancy Category is “Category X” because weight loss is not recommended during pregnancy. Top-line results from FORTRESS are expected in December 2011, with validation of FORTRESS expected in the third quarter of 2012. The resubmission includes a proposed REMS.

In addition to Qnexa, we have an investigational drug candidate, avanafil, to treat erectile dysfunction, or ED. We have completed the Phase 3 clinical studies for avanafil and we filed an NDA with the FDA in June 2011. The NDA has been accepted and we have a PDUFA date of April 29, 2012. In clinical studies, avanafil has demonstrated a fast onset of action, with full efficacy reported in some patients in as early as 15 minutes after administration. The unique profile of avanafil suggests that the compound may be more selective than other oral phosphodiesterase type 5, or PDE5, inhibitors. Greater selectivity can potentially result in lower incidence of the side effects associated with activation of non-PDE5 isozymes.

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

It is our objective to become a leader in the development and U.S. commercialization of drugs for large underserved markets. We believe we have strong intellectual property supporting several opportunities in obesity and related disorders, such as sleep apnea and diabetes, and men’s sexual health. Our future growth depends on our ability to further develop and obtain regulatory approval of our investigational drug candidates for indications that we have studied, or plan to study, as well as in-licensing and product line extensions.

We have funded operations primarily through private and public offerings of our common stock, through the sale of the rights to Evamist and through sales of our former product, MUSE (alprostadil). We expect to generate future net losses due to increases in operating expenses as our various investigational drug candidates are advanced through the various stages of clinical development and for pre-commercialization activities. In connection with the sale of Evamist, to date we have received an aggregate of $150 million. On November 5, 2010, we sold MUSE to Meda A.B., for which we received an upfront payment of $22 million upon the closing and are eligible to receive an additional $1.5 million based on future sales of MUSE, provided that certain sales milestones are reached. As of September 30, 2011, we have incurred a cumulative deficit of $334.8 million and expect to incur operating losses in future years.

Our Investigational Drug Candidates

Our investigational drug pipeline includes two late-stage clinical investigational drug candidates. One of these investigational drug candidates, Qnexa, has completed Phase 3 clinical trials for obesity and Phase 2 clinical trials for diabetes and obstructive sleep apnea. We submitted an NDA to the FDA for Qnexa in December 2009. On October 28, 2010, we received a CRL from the FDA regarding the Qnexa NDA stating that the NDA could not be approved in its present form. In subsequent meetings with the FDA, we came to an agreement on a retrospective observational study of major congenital malformations and oral clefts, FORTRESS.

On October 17, 2011, we resubmitted the Qnexa NDA. The FDA has accepted the NDA for filing and has designated it as a Class 2 resubmission, which is expected to have a six-month review period from the date of filing. The PDUFA target date is April 17, 2012. The FDA has informed us that an advisory committee of the DMEP will meet to specifically discuss the Qnexa NDA in the first quarter of 2012.

The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). The proposed labeling for Qnexa includes a contraindication that excludes the use of Qnexa by women of childbearing potential. The proposed Pregnancy Category is “Category X” because weight loss is not recommended during pregnancy. Top-line results from FORTRESS are expected in December 2011, with validation of FORTRESS expected in the third quarter of 2012. The resubmission includes a proposed REMS.

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

We submitted an NDA for avanafil, our second late-stage investigational drug candidate, for the treatment of erectile dysfunction in June 2011 and expect to submit the MAA in the first quarter of 2012. Our investigational drug candidates are summarized as follows:

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

On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss our planned response to the CRL received on October 28, 2010, regarding the NDA for Qnexa as a treatment for obesity. The CRL stated that in its current form, the NDA for Qnexa was not approvable. The CRL included the following areas: clinical, labeling, REMS, safety update, and drug scheduling. In the clinical section of the CRL, the FDA requested a comprehensive assessment of topiramate’s and Qnexa’s teratogenic potential including a detailed plan and strategy to evaluate and mitigate the potential teratogenic risks in women of childbearing potential taking the drug for the treatment of obesity. In addition, the FDA asked us to provide evidence that the elevation in heart rate (mean 1.6 beats per minute on the top dose) associated with Qnexa does not increase the risk for major adverse cardiovascular events. The FDA requested that we formally submit the results from the completed SEQUEL study (OB-305), a 52-week extension study for a subset of 675 patients who completed the previously reported 56-week CONQUER study. The FDA reserved the right to comment further on proposed labeling. On REMS, the FDA requested that a discussion of an already-submitted REMS plan be continued after we have submitted the written response. The agency also requested a safety update of any new adverse events be submitted to the NDA. Finally, the FDA stated that if approved, Qnexa would be a Schedule IV drug due to the phentermine component. No new clinical studies were requested in the CRL.

In anticipation of the meeting held with the FDA on January 19, 2011, we provided a briefing document that included comprehensive assessment of the teratogenic potential of topiramate including analyses integrating existing non-clinical and clinical data. In addition, we provided several new analyses including cardiovascular data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies to demonstrate that Qnexa does not increase the risk for major cardiovascular events and that the observed increases in heart rate, which occurred in some patients over the course of the clinical program, did not increase the risk of major cardiovascular events, as evidenced by adverse events reported in the trial. We also provided a synopsis of the final study report for the SEQUEL study. At the meeting, an overview was provided of the teratogenicity and cardiovascular risk material covered in the background package. The discussion also included elements of our proposed REMS program for Qnexa. The primary focus of the FDA at the meeting, however, concerned the teratogenic potential for topiramate. The FDA requested that we complete the Feasibility Assessment. The Feasibility Assessment is complete and in April 2011 we again met with the FDA and agreed to conduct the retrospective observational study, FORTRESS. On October 17, 2011, we resubmitted the Qnexa NDA. The FDA has accepted the NDA for filing and has designated it as a Class 2 resubmission, which is expected to have a six-month review period from the date of filing. The PDUFA target date is April 17, 2012. The FDA has informed us that an advisory committee of the DMEP will meet to specifically discuss the Qnexa NDA in the first quarter of 2012.

The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). The proposed labeling for Qnexa includes a contraindication that excludes the use of Qnexa by women of childbearing potential. The proposed Pregnancy Category is “Category X” because weight loss is not recommended during pregnancy. Top-line results from FORTRESS are expected in December 2011, with validation of FORTRESS expected in the third quarter of 2012. The resubmission includes a proposed REMS.

Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval; however, the details of this study have not yet been discussed with the FDA. Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional studies in connection with the Qnexa NDA. In the Qnexa studies, which included 15 births from women exposed to Qnexa or topiramate, there were no reports of any congenital malformations or low birth weight.

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

The FDA has updated the label for topiramate to reflect a lower than previously reported relative risk of oral cleft.  In March 2011, based on data from the North American antiepileptic registry, the reported prevalence of oral cleft from topiramate exposure was 1.4% as compared to a historical control of 0.07%. In July 2011, the label was revised and now includes a prevalence rate for oral cleft of 1.2%. The historical control was corrected to 0.12%, which is more in line with the expected background rate in the general population. More importantly, the relative risk calculation dramatically improved from 21.3 to 9.6. Also at this time, the Risk Mitigation and Evaluation Strategy, or REMS, for topiramate was discontinued as the FDA determined that the Medication Guide as part of the labeling adequately addresses public health risks.

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

In July 2011, abstracts including the top-line results of an additional retrospective study of medical claims data on oral clefts, or OCs, and major congenital malformations, or MCMs, associated with in utero topiramate exposure became available. This study was conducted using medical claims and pharmacy prescription data from the Wolters Kluwer Pharma Solutions Source Lx Patient Longitudinal Database. This study identified 778 mother-infant dyads exposed to topiramate within 10 months prior to giving birth. The study compared the incidence rate of OC and MCM in topiramate-exposed dyads to two control groups, one comprised of 3,431 dyads exposed to other antiepileptic drugs, or AEDs, during pregnancy and a second of 2,307 dyads with a diagnosis of epilepsy (with or without treatment), but no exposure to topiramate during pregnancy. Dyads exposed to known teratogens were excluded from all cohorts. The results of the study found there were no statistically significant differences in OC or MCM frequency between the topiramate and control groups.

The risk of OC and MCM due to topiramate exposure was calculated in comparison to the other AED exposed and the non-topiramate-exposed epilepsy groups.  The results are as follows:

Frequency of:	Topiramate Group	AED Group	Epilepsy Group
Oral Cleft	0.26%	0.20%	0.30%
Major malformations	4.11%	3.50%	4.72%

The relative risk (95% CI) for the topiramate group vs. other AEDs group for OCs was 1.26 (0.26-6.05) and the relative risk of MCMs was 1.18 (0.80-1.72). For the topiramate vs. the non-topiramate-exposed epilepsy group, the relative risk was 0.85 (0.18-4.07) for OCs and the relative risk was 0.87 (0.59-1.28) for MCMs. There were no statistically significant differences in OC or MCM frequency between the topiramate and control groups.

On August 15, 2011, during the International Conference on Pharmacoepidemiology & Therapeutic Risk Management, a new study assessing the risk of oral clefts in topiramate-exposed pregnancies was presented. The presentation entitled “Use of Topiramate and the Risk of Oral Clefts” contained an analysis of data from two large databases including the CDC’s National Birth Defects Prevention Study and the Birth Defect Study from the Slone Epidemiology Center at Boston University, together the Slone Study. Data from this new study demonstrated no increase in relative risk of overall major malformations (odds ratio 1.0; 95% CI 0.4-3.2), which provides supporting evidence that topiramate is not a major teratogen. The analysis did indicate an increased risk for oral cleft malformation may be associated with topiramate; however, we believe, the magnitude of risk was substantially lower than data reflected in the current topiramate label. The Slone Study provides alternative methodology to assess relative risk with topiramate. The Slone Study assessed all malformations reported in two case-controlled surveillance programs, the Slone Epidemiology Center Birth Defects Study, or SBDS, and the CDC’s National Birth Defects Prevention Study, or NBDPS. In contrast to other available studies, which assess relative risk based on total topiramate exposure, this analysis assessed the relative risk based on the proportion of identified malformations that were exposed to topiramate. The study identified a total of approximately 34,000 major congenital malformations (11,000 from SBDS and 23,000 from NBDPS), including approximately 3,000 oral cleft malformations (800 SBDS and 2,200 NBDPS). Topiramate exposure during the first trimester of pregnancy was reported in 15 of the major malformations and seven of the oral clefts. There were no reports of isolated cleft palate in the topiramate-exposed pregnancies. Pooled data from the two databases showed a relative risk for oral cleft of 5.4 (95% CI 1.5-20.1). Results were pooled due to the small number of topiramate-exposed pregnancies in the individual databases. In the SBDS data base, three topiramate-exposed oral clefts were reported, producing a relative risk of 10.1 (95% CI 1.1-129.2). In the NBDPS data base, four topiramate-exposed oral clefts were reported, producing a relative risk of 3.6 (95% CI 0.7-20.0). The signal of potential risk from these new data is substantially lower than reported from the North American AED (9.6x) and UK pregnancy (16x) registries.

On August 31, 2011, during a poster session at the 29th International Epilepsy Congress (IEC) in Rome, Italy, Dr. Alison Pack, Associate Professor of Clinical Neurology, Columbia University Medical Center, presented the results of this study. The incident rate of OC and MCM in the topiramate-exposed group was compared to OC and MCM incident rates in three non-topiramate-exposed control groups: an antiepileptic drug, or AED group, an epilepsy group, and a diabetes group. The study found that there were no significant differences in oral clefts or major congenital malformations between the topiramate group and the AED or epilepsy groups. The risk for MCMs in infants born to diabetic mothers was significantly higher than the other cohorts, including the infants exposed to topiramate in utero. The rates seen in the diabetes control group are comparable to that reported in the literature. In all groups, known or suspected teratogens, including valproate and phenytoin, were excluded.

Results of the study are as follows:

Groups	Dyads	# OC	% OC	Relative Risk (95% CI)	# MCM	% MCM	Relative Risk (95% CI)
Topiramate	778	2	0.26		32	4.11
AED	3,431	7	0.20	1.26 (0.26, 6.05)	120	3.50	1.18 (0.80, 1.72)
Epilepsy	2,307	7	0.30	0.85 (0.18, 4.07)	109	4.72	0.87 (0.59, 1.28)
Diabetes	13,083	36	0.28	0.93 (0.23, 3.87)	878	6.71	0.61 (0.43, 0.87)
Dataset	100,001	166	0.17	1.55 (0.38, 6.23)	3,961	3.96	1.04 (0.74, 1.46)

On September 27, 2011, a poster authored by Dr. Mark W. Green, Director of the Center for Headache and Pain Medicine and Professor of Neurology and Anesthesiology at the Mount Sinai School of Medicine, was presented at the American Neurological Association Meeting in San Diego, CA. In addition to the topiramate exposure data previously reported, the results included the rate of MCMs and OCs in two new control groups, a migraine without epilepsy group, and a sub-group of patients exposed to acute- and preventive migraine drugs, or APMD, during pregnancy. The incident rate of oral clefts and major congenital malformations in the topiramate-exposed group was compared to OC and MCM incident rates in three non-topiramate-exposed control groups: a migraine without epilepsy group, a group of patients exposed to acute-preventive migraine drugs, or APMD, during pregnancy, and a diabetes group. The study found that the risk for MCMs in infants born to diabetic mothers was significantly higher than seen in infants exposed to TPM in utero. The MCM and OC rates seen in the diabetes control group are comparable to those reported in the literature. Consistency of these data compared to published references for the diabetes control group and the random sample provide assurance that this data would likely be representative of other clinical settings.

The incident rate of OCs and MCMs in the topiramate-exposed group was compared to OC and MCM incident rates in three non-topiramate-exposed control groups: a migraine without epilepsy group, a group of patients exposed to acute-preventive migraine drugs, or APMD, during pregnancy, and a diabetes group. The study found that the risk for MCMs in infants born to diabetic mothers was significantly higher than seen in infants exposed to TPM in utero.  The MCM and OC rates seen in the diabetes control group are comparable to those reported in the literature. Consistency of these data compared to published references for the diabetes control group and the Random Sample provide assurance that this data would likely be representative of other clinical settings.

Results of the study are summarized as follows:

Groups	Dyads	# OC	% OC	Relative Risk (95% CI)	# MCM	% MCM	Relative Risk (95% CI)
Topiramate	778	2	0.26		32	4.11
Migraine	26,920	46	0.17	1.50 (0.37, 6.19)	1,081	4.02	1.02 (0.73, 1.45)
Migraine APMD	2,964	11	0.37	0.69 (0.15, 3.12)	123	4.15	0.99 (0.68, 1.45)
Diabetes	13,083	36	0.28	0.93 (0.23, 3.87)	878	6.71	0.61 (0.43, 0.87)
Random Sample	100,001	166	0.17	1.55 (0.38, 6.23)	3,961	3.96	1.04 (0.74, 1.46)

The study, funded by VIVUS, was conducted utilizing Wolters Kluwer datasets from the United States and followed patients’ Pharmacy and Medical Claims (January 2003 - December 2010) and covered an estimated 177 million lives. Probable exposure during pregnancy was refined using data on script fill date, days of medication supplied, infant birth date, and ICD-9 codes for birth term. We included the results of this study in the resubmission of the Qnexa NDA.

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

heart rate and limited long-term safety data in high-risk patients; and known and suspected effects of topiramate which include CNS and teratogenic potential. The CHMP also had questions concerning our proposed risk management plan for Qnexa. The 120-day questions are consistent with the issues previously raised in the FDA review process. We are in the process of preparing our response. We met with representatives from the CHMP in September 2011 to seek clarification on certain questions. We anticipate submitting our response in the fourth quarter of 2011. We expect the CHMP to issue the 180-day opinion in the first quarter of 2012. There can be no assurance that our response will be adequate or that our MAA will be approved by the EMA. If approved, Qnexa could receive marketing authorization in all EU member countries.

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

Patients in the study taking the top dose of Qnexa achieved and maintained average weight loss through two years of 26 pounds (ITT-LOCF). Consistent with the first-year experience, Qnexa therapy was well-tolerated, with no new or unexpected adverse events. The most common drug-related side effects seen were constipation, tingling, dry mouth, altered taste and insomnia.

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

The completion rate in SEQUEL was approximately 83% for both Qnexa doses and 86% for the placebo group. Discontinuations due to adverse events were 3.9% and 4.1% for the mid and top dose, respectively, and 2.6% for the placebo group; with no single adverse event leading to discontinuation in more than 1% of patients. Additionally, SEQUEL data confirms previous safety findings, with no reports of suicidal attempts or behavior. Depression assessments, as measured by the PHQ-9 clinical depression scale, improved from baseline for all treatment groups. The incidence of targeted medical events for sleep disorders, depression, anxiety, cardiac disorders and cognitive disorders in SEQUEL was lower than observed during the one-year CONQUER study but still higher than placebo. Similar to previously presented data, effects of Qnexa in SEQUEL on heart rate were small and seen in conjunction with improvements in blood pressure from baseline. There were no clinically relevant decreases of serum bicarbonate in patients treated with Qnexa compared to patients receiving placebo in year two of SEQUEL.

On October 3, 2011, we announced that multiple abstracts were presented at Obesity 2011, the 29th Annual Scientific Meeting of The Obesity Society held in Orlando, Florida. The presentations, based on additional analysis from the SEQUEL study, highlighted the long-term safety and efficacy of Qnexa treatment in addition to double-digit weight loss. Specifically, Qnexa patients had significant improvement in liver function and reductions in medications used for diabetes, high blood pressure and high cholesterol. In addition, Qnexa was found effective in treating severely obese patients (BMI>35). Severely obese patients who were treated with Qnexa top dose for two years had weight loss over 12%.

Highlights from the Obesity 2011 presentations are as follows:

•      The poster presentation authored by Dr. Klein of the Washington University School of Medicine, St. Louis, MO reported that patients treated over two years with Qnexa had significant improvement in liver function as measured by a decrease in blood levels of ALT (alanine aminotransferase), a surrogate marker for NAFLD or fatty liver disease. Fatty liver disease is characterized by excessive amounts of fat in the liver and is closely associated with metabolic syndrome, type 2 diabetes, and heart disease. NAFLD, a common complication of obesity, is one of the causes of chronic liver disease and is estimated to be present in one-third of the general population in the United States. In this study, obese patients with elevated ALT levels at the beginning of the trial were analyzed over 108 weeks. After treatment, Qnexa patients had greater weight loss and greater decreases in ALT levels in the blood than patients on placebo (P<.0001).  ALT reductions correlated directly with the magnitude of weight loss (r=0.33; P<.0001). Dr. Klein’s conclusion from the study was that Qnexa offers promise as a novel therapy for obesity and the weight loss associated with Qnexa treatment may help address fatty liver disease.

•      The poster presentation authored by Dr. W. Timothy Garvey from the University of Alabama at Birmingham reported that patients treated over two years with Qnexa had significant reductions in their medications used to treat diabetes, high blood pressure and excess cholesterol. At the beginning of the study, more than half of the patients had high blood pressure, over 20% had diabetes, and more than one-third had excess fat in their blood. After two years, patients on Qnexa had significant weight loss. The number of medications used by the Qnexa patients to treat their comorbidities significantly decreased as compared to those patients in the placebo group. High blood pressure medications had the largest change, with a net reduction in the Qnexa top dose of nearly 10% as compared to a net increase of 3.5% in the placebo group. Dr. Garvey’s conclusion from the study was that in addition to the long-term weight loss, treatment with Qnexa was accompanied by reduced use of medications to treat hypertension, dyslipidemia, and glucose intolerance in actively managed patients when compared with placebo. The diminished need for medications to manage cardiometabolic diseases suggests that Qnexa may reduce the medication burden for the treatment of weight-related comorbidities.

•      The poster presentation by Dr. Kishore Gadde of Duke University analyzed the weight loss in severely obese patients, those with a BMI at the start of the study of 35 or greater. Severely obese patients generally qualify for bariatric surgery. In the study, patients were randomized to either mid or top dose Qnexa and placebo. All patients were asked to follow a simple lifestyle modification plan. After 108 weeks of treatment, patients on Qnexa lost over 10% and 12% on the mid and top dose, respectively, as compared to 3.4% weight loss in the lifestyle modification group. Qnexa was generally well-tolerated with an overall completion rate of 84% on study drug. Dr. Gadde concluded that the weight loss observed with Qnexa may be a valuable option for achieving and sustaining weight loss in severely obese patients.

In all three analyses, the safety profile was consistent across subpopulations and the most common adverse events seen were upper respiratory infection, constipation, tingling, runny nose and dry mouth.

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

We have entered into a Master Services Agreement and related Task Orders with Medpace, Inc., or Medpace, pursuant to which Medpace will perform certain clinical research services in connection with the clinical trials for Qnexa and work related to the preparation of the NDA for avanafil. Our aggregate payment obligations under the agreement for services entered into during 2007 through September 30, 2011, out of pocket expenses and pass through costs totaled approximately $77.4 million, all of which has been paid. We have agreed to defend and indemnify Medpace against third party claims arising from the services other than claims resulting from Medpace’s negligence, willful misconduct, violation of law or material breach of the Master Service Agreement or a Task Order. We can terminate the agreement at any time without cause. Medpace may terminate the agreement following our material breach of the agreement that remains uncured.

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

The study demonstrated statistically significant improvement in AHI in patients with OSA treated with Qnexa for 28 weeks. Patients treated with Qnexa also experienced significant weight loss, improvements in blood pressure, and overnight blood oxygen saturation.

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

In June 2011, we submitted an NDA to the FDA seeking approval of avanafil for the treatment of ED. The NDA submission follows the successful completion of a Phase 3 program for avanafil, which included over 1,350 patients, where avanafil was shown to be well-tolerated and effective in treating men with ED. We expect to submit the MAA for avanafil for the treatment of ED in the first quarter of 2012.

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

•                  Full efficacy, as measured by successful intercourse (SEP3), was reported by some avanafil patients on all three dose levels in as early as 15 minutes after oral administration;

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

In January 2010, we announced new data from an analysis of REVIVE TA-301. Patients who attempted intercourse as early as 15 minutes of dosing were successful 67%, 69% and 72% of the time on 50, 100 and 200 mg of avanafil, respectively, as compared to 29% of the patients on placebo (p<0.05).

We completed a Phase 1 “Thorough QT”, or TQT, study evaluating 100 mg and 800 mg of avanafil compared to placebo and a known positive control. The study was successfully completed with no concern associated with QT prolongation.

In June 2010, we announced results from the Phase 3 REVIVE-Diabetes (TA-302) study, which evaluated the safety and efficacy of avanafil for the treatment of erectile dysfunction, or ED, in men with type 1 and type 2 diabetes. The REVIVE-Diabetes study met all three primary endpoints across the two doses studied by demonstrating statistically significant improvement in erectile function as measured by the SEP and improvement in the IIEF score. The study also demonstrated a favorable side effect profile and successful intercourse (as measured by SEP 3) in as early as 15 minutes and up to six hours after dosing, without any restrictions for food or alcohol intake.

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

•                  Avanafil was well-tolerated as evidenced by a low rate of discontinuations due to adverse events (2.8%);

•                  The most common side effects reported were headache (5.6%), flushing (3.5%), nasopharyngitis (3.4%) and nasal congestion (2.1%); and

•                  There were no drug-related serious adverse events reported in the study.

In December 2010, we announced the positive results of the long term safety study, TA-314. TA-314 was conducted over one year in approximately 675 patients across 40 U.S. centers. Patients completing either the 12-week REVIVE or REVIVE-Diabetes studies were eligible to participate in TA-314. The study met all primary endpoints by demonstrating improvement from baseline in erectile function as measured by the SEP (both SEP2 and SEP3) and improvement in the International Index of Erectile Function, or IIEF. In the study, patients treated with avanafil who attempted sexual intercourse (SEP3) in as early as the first 15 minutes of dosing had success rates of 80%. TA-314 confirms the longer term safety and efficacy results observed in the previously reported placebo-controlled Phase 3 studies of avanafil in patients with ED.

In May 2011, we announced positive results from a Phase 3, placebo-controlled clinical trial of avanafil for the treatment of ED in patients following a radical prostatectomy. The study (REVIVE-RP, TA-303) met all primary endpoints by demonstrating improvement from baseline in erectile function as measured by the SEP (both SEP2 and SEP3) and improvements in the IIEF. Consistent with other avanafil clinical studies, successful intercourse as measured by SEP3 was observed as early as 15 minutes after the administration of avanafil. The most common side effects were headache, flushing and nasopharyngitis, and dropouts due to adverse events were low.  There were no serious adverse events reported in the study. The results of the TA-303 study were not required for the avanafil NDA, but the final study report will be submitted to the FDA upon completion. We have been informed by the FDA that the submission of the TA-303 study results subsequent to our NDA filing will not impact the timing of their decision concerning the approvability of avanafil for other populations.

Highlights of the TA-303 study include:

•                  Treatment with both doses of avanafil (100 mg and 200 mg) was associated with significant improvements in each of the co-primary endpoints, SEP2, SEP3 and IIEF-EF in comparison with placebo (p <0.001);

•                  Patients treated with 100 mg and 200 mg of avanafil improved their ability to have successful intercourse (SEP3) four- and five-fold, respectively, from the start of treatment;

•                  Treatment with avanafil improved erectile function in a dose-dependent manner with significant increases in the IIEF scores from the beginning of treatment through the end of treatment.  Erectile function scores increased 38% and 55% for patients on the 100 mg and 200 mg doses, respectively, as compared to the placebo group with an increase of 1%;

•                  The most commonly reported side effects in patients taking avanafil included headache, flushing, and nasopharyngitis; and

•                  There were no serious adverse events or deaths reported in the study.

We have an agreement with MTPC to supply the active pharmaceutical ingredient, or API, and the tablets for avanafil. The MTPC manufacturing sites for avanafil are subject to pre-approval inspections by the FDA. If MTPC is unable to receive approval from the FDA or local or foreign regulators and maintain ongoing FDA or local or foreign regulatory compliance, or manufacture avanafil API or tablets in sufficient quantities to meet projected demand, the approval, the commercial launch, and future sales of avanafil will be adversely effected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration for the commercialization of avanafil.

We have entered into a Master Services Agreement and related Task Orders with Quintiles, Inc., or Quintiles, pursuant to which Quintiles will perform certain clinical research services in connection with the clinical trials for avanafil. Our aggregate payment obligations entered into during 2008 through September 30, 2011under the agreement for services, out of pocket expenses and pass through costs total approximately $27.1 million, of which we have paid approximately $27.0 million through September 30, 2011. We have agreed to defend and indemnify Quintiles against third party claims arising from the services other than claims resulting from Quintiles’s negligence, willful misconduct, violation of law or material breach of the Master Service Agreement or a Task Order. We can terminate the agreement at any time without cause. Quintiles may terminate the agreement following our material breach of the agreement that remains uncured.

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

Other Programs

We have licensed and intend to continue to license from third parties the rights to other investigational drug candidates to treat various diseases and medical conditions. We also sponsor early stage clinical trials at various research institutions and intend to conduct early stage proof of concept studies on our own. For example, in the third quarter of 2011 we initiated a randomized, placebo-controlled, double-blind, crossover Phase 2 study to evaluate the safety, tolerability and efficacy of VI-1121 in patients with Alzheimer’s disease. The study is expected to enroll approximately 50 patients in several sites in the United States. We expect to continue to use our expertise in designing clinical trials, formulation and investigational drug candidate development to commercialize pharmaceuticals for unmet medical needs or for disease states that are underserved by currently approved drugs. We intend to develop products with a proprietary position or that complement our other products currently under development.

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

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements:

Research and Development Expenses

Research and development, or R&D, expenses include license fees, related compensation, consultants’ fees, facilities costs, accrued milestones, administrative expenses related to R&D activities and clinical trial costs at other companies and research institutions under agreements that are generally cancelable, among other related R&D costs. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by clinical research organizations, or CROs, and clinical sites and include advertising for clinical trials and patient recruitment costs. These costs are recorded as a component of R&D expenses and are expensed as incurred. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of September 30, 2011, it was considered more likely than not that the Company’s deferred tax assets would not be realized. However, should there be a change in our ability to recover our deferred tax assets; we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At September 30, 2011, all cash equivalents are invested in money market funds and U.S. Treasury securities. These accounts are recorded at fair value.

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

We recorded $1.7 million and $5.8 million of share-based compensation expense from continuing operations in the quarter and nine months ended September 30, 2011, respectively, and $1.7 million and $4.8 million of share-based compensation expense from continuing operations in the quarter and nine months ended September 30, 2010, respectively. Share-based compensation expense is allocated among research and development, general and administrative expenses and discontinued operations based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.

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

Fair Value Measurements

As of September 30, 2011, our cash and cash equivalents and available-for-sale securities measured at fair value on a recurring basis totaled $155.3 million.

All of our cash and cash equivalents and available-for-sale securities are in cash, money market instruments and U.S. Treasury securities at September 30, 2011, and these are classified as Level 1. The valuation techniques used to measure the fair values of these financial instruments were derived from quoted market prices, as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exists.

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

RESULTS OF OPERATIONS

Executive Overview

For the quarter ended September 30, 2011, we reported a net loss of $8.6 million or $0.10 net loss per share, as compared to a net loss of $18.0 million, or $0.22 net loss per share during the same period in 2010. The decreased net loss in the quarter ended

September 30, 2011, as compared to the quarter ended September 30, 2010, was primarily attributable to reduced research and development spending on avanafil for erectile dysfunction and Qnexa for obesity, decreased Qnexa pre-commercialization related general and administrative expenses and decreased interest expense due to the payoff of the Deerfield loan.

In June 2011, we submitted a New Drug Application, or NDA, to the United States Food and Drug Administration, or FDA, seeking approval of avanafil for the treatment of ED. The NDA submission follows the successful completion of a Phase 3 program for avanafil, which included over 1,350 patients, where avanafil was shown to be well-tolerated and effective in treating men with ED.

On October 28, 2010, we received a Complete Response Letter, or CRL, from the FDA regarding the Qnexa NDA. The FDA issued the CRL to communicate its decision that the NDA could not be approved in its present form. No new clinical studies were requested in the CRL. On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss the items contained in the CRL and the information we planned to include in the resubmission. In anticipation of the meeting, we provided a briefing document that included comprehensive assessment of the teratogenic potential of topiramate including analyses integrating existing non-clinical and clinical data. In addition, we provided several new analyses including cardiovascular data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies to demonstrate that Qnexa does not increase the risk for major cardiovascular events and that the observed increases in heart rate, which occurred in some patients over the course of the clinical program, did not increase the risk of major cardiovascular events, as evidenced by adverse events reported in the trial. We also provided a synopsis of the final study report for the SEQUEL study. At the meeting, an overview was provided of the teratogenicity and cardiovascular risk material covered in the background package. The discussion also included elements of our proposed Risk Evaluation and Mitigation Strategy, or REMS, program for Qnexa. The primary focus of the FDA at the meeting, however, concerned the teratogenic potential for topiramate, specifically the incidence of oral clefts observed in the North American AED Pregnancy Registry and in the UK Epilepsy and Pregnancy Registry. The FDA requested that we assess the feasibility of performing a retrospective observational study utilizing existing electronic medical claims healthcare databases to review fetal outcomes, including the incidence of congenital malformations and oral cleft, in the offspring of women who received prophylaxis treatment with 100 mg of topiramate for migraine during pregnancy, or the Feasibility Assessment. In the Qnexa studies, which included 15 births from women exposed to Qnexa or topiramate, there were no reports of any congenital malformations or low birth weight.

We met with the FDA in April 2011 to discuss the Feasibility Assessment. We have reached agreement with the FDA on the retrospective observational study objectives and design, primary endpoints, and eligibility criteria. During the April 2011 meeting, it was agreed the study would be expanded to include all doses of topiramate and all diagnoses. It was also agreed that the results would be stratified and that the diagnoses of those exposed to topiramate would be matched with control groups with similar diagnoses and patient profiles. The co-primary endpoints will be the relative risk of major congenital malformations and oral cleft in the offspring of women exposed to topiramate during pregnancy as compared to a control group that was not exposed to topiramate. The retrospective observational study is called FORTRESS, for Fetal Outcome Retrospective TopiRamate ExpoSure Study. It is estimated that the FORTRESS study will include approximately 2,000 topiramate-exposed pregnancies.

On September 15, 2011, we announced that following a teleconference we had reached agreement with officials of the Division of Metabolism and Endocrinology Products, or DMEP, of the FDA on a plan that allowed for an early resubmission of the Qnexa NDA for the treatment of obesity. Based on this agreement, we resubmitted the Qnexa NDA on October 17, 2011, prior to completion of the FORTRESS study. The FDA has accepted the NDA for filing and has designated it as a Class 2 resubmission, which is expected to have a six-month review period from the date of filing. The Prescription Drug User Fee Act, or PDUFA, target date is April 17, 2012. The FDA has informed us that an advisory committee of the DMEP will meet to specifically discuss the Qnexa NDA in the first quarter of 2012.

The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). The proposed labeling for Qnexa includes a contraindication that excludes the use of Qnexa by women of childbearing potential. The proposed Pregnancy Category is “Category X” because weight loss is not recommended during pregnancy. Top-line results from FORTRESS are expected in December 2011, with validation of FORTRESS expected in the third quarter of 2012. The resubmission includes a proposed REMS.

Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval; however, the details of this study have not yet been discussed with the FDA.

On December 17, 2010, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for Qnexa Controlled-Release Capsules in the European Union, or EU. The proposed indication in the EU is for the treatment of obesity, including weight loss and maintenance of weight loss, and should be used in conjunction with a mildly hypocaloric diet. If approved in the EU, Qnexa could be recommended for obese adult patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). In Europe, approximately 150 million adults are considered overweight or obese, and the prevalence is rising rapidly. According to EMA guidelines for medicinal products used in weight control, a demonstration of weight loss of at least 10% of baseline weight, which is at least statistically greater than that associated with placebo, is considered to be a valid primary efficacy criterion. We believe Qnexa has met this efficacy criterion set by the EMA for obesity therapies. In addition, the mean weight loss for the mid- and top-dose of Qnexa at the end of two years was 10.4% and 11.4%, respectively, which we believe met the efficacy benchmark set by the EMA for obesity therapies. These results were shown to be sustained over a two-year period and were associated with significant improvements in weight-related co-morbidities such as hypertension, dyslipidemia and diabetes. The EMA filing is comprised of data from over 4,500 overweight or obese patients with a broad range of weight-related co-morbidities. Two-year, double-blind data from SEQUEL (OB-305) were also included in the filing to demonstrate durability of treatment response and long-term safety. The EMA’s review of Qnexa will follow their centralized marketing authorization procedure. If approved, Qnexa could receive marketing authorization in all 27 EU member countries. The MAA was officially validated for central procedure on January 19, 2011.

In May 2011, we received a response to our MAA from the CHMP. The response was in the form of the “120-day questions.” We are currently reviewing the 120-day questions which cover a broad range of topics including, without limitation, issues relating to phentermine, which include historical concerns regarding its potential association with valvulopathy and pulmonary hypertension; heart rate and limited long-term safety data in high-risk patients; and known and suspected effects of topiramate which include CNS and teratogenic potential. The CHMP also had questions concerning our proposed risk management plan for Qnexa. The 120-day questions are consistent with the issues previously raised in the FDA review process. We are in the process of preparing our response. We met with representatives from the CHMP in September 2011 to seek clarification on certain questions. We anticipate submitting our response in the fourth quarter of 2011. We expect the CHMP to issue the 180-day opinion in the first quarter of 2012. There can be no assurance that our response will be adequate or that our MAA will be approved by the EMA.

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

Continuing operations

Research and development. (Unaudited)

	Three Months Ended September 30			Nine Months Ended September 30,
	2011	2010	2011 vs. 2010 (Decrease)	2011	2010	2011 vs. 2010 (Decrease)
	(In thousands, except percentages)
Research and development	$3,738	$10,091	(63)%	$19,253	$33,878	(43)%

Research and development expenses in the third quarter of 2011 decreased $6.4 million, or 63%, to $3.7 million, as compared to $10.1 million in the third quarter of 2010. In the third quarter of 2011, this decrease in spending was primarily due to lower spending for avanafil of $4.0 million and for Qnexa for obesity of $2.6 million due to the completion of pivotal Phase 3 studies for both investigational drug candidates, partially offset by other net research and development spending increases of $243,000, as compared to the third quarter of 2010.

In the nine months ended September 30, 2011, research and development expenses decreased $14.6 million, or 43%, to $19.3 million, as compared to $33.9 million in the same period last year. This decrease was primarily due to decreases in obesity program spending of $10.4 million and avanafil spending of $5.2 million, partially offset by an increase in non-cash share-based compensation expense of $644,000 and other net increases in research and development related spending of $311,000, as compared to the nine months ended September 30, 2010.

We anticipate that our research and development expenses in 2011 will be significantly lower than expenses incurred in 2010 due to the completion of the pivotal Phase 3 studies for Qnexa and avanafil. There are likely to be additional research and development expenses related to avanafil and Qnexa and our other investigational drug candidates under development. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies. Regardless, if we are successful in obtaining FDA regulatory approval for any new investigational drug candidates being developed through our research and development efforts, except for Qnexa and avanafil, currently under FDA regulatory review, we do not expect to recognize revenue from sales of such new drugs, if any, for at least a year or more due to the length of time required to develop investigational drug candidates into commercially viable products.

General and administrative. (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	2011 vs. 2010 (Decrease)	2011	2010	2011 vs. 2010 (Decrease)
	(In thousands, except percentages)
General and administrative	$5,203	$6,724	(23)%	$15,934	$18,638	(15)%

General and administrative expenses in the three months ended September 30, 2011 of $5.2 million decreased $1.5 million, or 23% as compared to the three months ended September 30, 2010. In the quarter ended September 30, 2011, this decrease is primarily due to lower spending on Qnexa pre-commercialization of $1.9 million and net decreases in other general and administrative expenses totaling $98,000, partially offset by an increase of $476,000 in corporate expenses (primarily compensation and related increases), as compared to the quarter ended September 30, 2010.

In the nine months ended September 30, 2011, general and administrative expenses decreased $2.7 million, or 15% to $15.9 million as compared to the same period in 2010. In the nine months ended September 30, 2011, the decrease is primarily due to lower spending on Qnexa pre-commercialization expenses of $3.7 million, investor relations expenses of $342,000 and net decreases in other general and administrative expenses of $70,000, partially offset by incremental increases of $738,000 in corporate expenses (primarily compensation and related increases), $354,000 in non-cash share-based compensation costs and $267,000 in avanafil pre-commercialization expenses, as compared to the nine months ended September 30, 2010.

We do not anticipate a significant change in our general and administrative expenses in 2011, as compared to 2010.

Interest income and expense.

Interest and other income, net for the quarter and nine months ended September 30, 2011 was $132,000 and $57,000, respectively, as compared to $213,000 and $171,000 for the quarter and nine months ended September 30, 2010, respectively. The increase in interest and other income in the quarter and nine months ended September 30, 2011 as compared to the same periods last year was largely due to an increase in other income of $100,000 in the quarter ended September 30, 2011 partially offset by lower interest rates, year-over-year, on our cash, cash equivalents and available-for-sale securities.

Interest expense for the quarter and nine months ended September 30, 2011 was $0 and $3,000, respectively, as compared to $1.4 million and $4.0 million for the quarter and nine months ended September 30, 2010, respectively. The outstanding balance on the Deerfield loan was paid off in the fourth quarter of 2010.

Provision for income taxes

We recorded a provision for income taxes for the quarter and nine months ended September 30, 2011 of $3,000 and $6,000, respectively, as compared to $0 and $1,000 for the quarter and nine months ended September 30, 2010, respectively. Our income tax return for the year ended December 31, 2007 is currently under examination by the California Franchise Tax Board. Based on the progress of the audit to date, we believe adjustments may be made in early years that will reduce tax attributes available to offset tax due in 2007. Therefore, we increased our unrecognized tax benefits to $7,000 for the year ended December 31, 2010. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of our provision for income taxes.

Discontinued operations

Revenue-discontinued operations. (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	2011 vs. 2010 (Decrease)	2011	2010	2011 vs. 2010 (Decrease)
	(In thousands, except percentages)
United States product, net	$209	$4,027	(95)%	$306	$8,165	(96)%
International product	—	612	(100)%	—	1,875	(100)%
License and other revenue	—	116	(100)%	—	347	(100)%
Total revenues	$209	$4,755	(96)%	$306	$10,387	(97)%

In the quarter and nine months ended September 30, 2011, we recorded adjustments to our sales reserves for accrued product returns in the amount of $209,000 and $306,000, respectively. Product revenues for the quarter and nine months ended September 30, 2010 were $4.6 million and $10.0 million, respectively. On November 5, 2010, we completed the sale of the MUSE product to Meda AB.

Cost of goods sold and manufacturing-discontinued operations. (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	2011 vs. 2010 (Decrease)	2011	2010	2011 vs. 2010 (Decrease)
	(In thousands, except percentages)
Cost of goods sold and manufacturing	$—	$2,978	(100)%	$(26)	$8,293	(100)%

Cost of goods sold and manufacturing was $0 and $(26,000), in the quarter and nine months ended September 30, 2011, respectively, as compared to $3.0 million and $8.3 million, in the quarter and nine months ended September 30, 2010, respectively. In the second quarter of 2011, we recorded an adjustment to a MUSE-related liability in the amount of $26,000. The decrease in cost of goods sold and manufacturing is due to the sale of MUSE in the fourth quarter of 2010.

Research and development—discontinued operations. (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	2011 vs. 2010 (Decrease)	2011	2010	2011 vs. 2010 (Decrease)
	(In thousands, except percentages)
Research and development	$—	$29	(100)%	$—	$640	(100)%

Research and development expenses were $0 in the three and nine months ended September 30, 2011, respectively, as compared to $29,000 and $640,000, respectively, for the three and nine months ended September 30, 2010.

Selling, general and administrative—discontinued operations. (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	2011 vs. 2010 (Decrease)	2011	2010	2011 vs. 2010 (Decrease)
	(In thousands, except percentages)
Selling, general and administrative	$24	$1,495	(98)%	$26	$4,400	(99)%

Selling, general and administrative expenses were $24,000 and $26,000 in the three and nine months ended September 30, 2011, respectively, as compared to $1.5 million and $4.4 million in the three and nine months ended September 30, 2010. The decrease is due to the sale of MUSE to Meda on November 5, 2010.

Interest income and expense—discontinued operations.

Interest and other income, net for both the quarter and nine months ended September 30, 2011 was $0, as compared to $3,000 and $9,000, in the quarter and nine months ended September 30, 2010, respectively. The Crown Bank loan was paid in full and the restricted cash certificate of deposit was redeemed in connection with the sale of MUSE to Meda in the fourth quarter 2010.

Interest expense for both the quarter and nine months ended September 30, 2011 was $0, as compared to $94,000 and $281,000, in the quarter and nine months ended September 30, 2010, respectively. The Crown Bank loan was paid in full in connection with the sale of MUSE to Meda in the fourth quarter 2010.

Provision for income taxes—discontinued operations.

Provision for income taxes for both the quarter and nine months ended September 30, 2011 was $0, as compared to $5,000 and $20,000 in the quarter and nine months ended September 30, 2010, respectively. The provision for income taxes in the quarter and nine months ended September 30, 2010 related to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Continuing Operations

Cash. Cash, cash equivalents and available-for-sale securities totaled $155.3 million at September 30, 2011, as compared to $139.2 million at December 31, 2010. The increase in cash, cash equivalents and available-for-sale securities of $16.1 million is primarily the net result of cash provided by financing activities and used for operating activities. Included in these amounts are $2.0 million in net proceeds from common stock option exercises and 1994 ESPP purchases and $45.3 million in net proceeds from a registered direct offering of our common stock during the nine months ended September 30, 2011.

Since inception, we have financed operations primarily from the issuance of equity securities. Through September 30, 2011, we have raised $454.9 million from financing activities, received $150 million from the sale of Evamist and had an accumulated deficit of $334.8 million at September 30, 2011.

At September 30, 2011, we had $71.5 million in cash and cash equivalents and $83.8 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities, in accordance with our investment policy. At September 30, 2011, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds that invest only in U.S. Treasury securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Liabilities.  Total liabilities were $9.3 million at September 30, 2011, which is $3.0 million lower than at December 31, 2010. The change in total liabilities includes a $560,000 decrease in accounts payable primarily due to the timing of payments, an $1.5 million decrease in accrued research and development expenses due to reduced project spending, an $173,000 decrease in accrued and other liabilities and an $1.2 million decrease in current liabilities of discontinued operations, partially offset by a $405,000 increase in accrued employee compensation and benefits.

Operating Activities.  Our operating activities used $30.2 million and $51.4 million in cash during the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011, our net operating loss of $35.0 million was offset by $5.8 million in non-cash share-based compensation expense and a $603,000 decrease in prepaid and other expenses. These positive cash flows to our net operating loss were in turn offset by a $1.5 million decrease in accrued research and clinical expenses and a $560,000 decrease to accounts payable.

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

Investing Activities.  Our investing activities provided $18.0 million and $37.1 million in cash during the nine months ended September 30, 2011 and 2010, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities.  Financing activities provided cash of $47.3 million and $2.4 million during the nine months ended September 30, 2011 and 2010, respectively. In the first nine months of 2011, cash provided by financing activities included $1.9 million in proceeds from the exercise of stock options, $132,000 in proceeds from the sale of common stock through our 1994 ESPP and $45.3 million in net proceeds from a registered direct offering of our common stock. In the first nine months of 2010, cash provided by financing activities included $2.2 million in net proceeds from the exercise of stock options and $215,000 in proceeds from the sale of common stock through our 1994 ESPP.

Discontinued Operations

Cash used for operating activities in the nine months ended September 30, 2011 was $856,000. In the nine months ended September 30, 2011, the $306,000 net income was offset by decreases in liabilities: $198,000 in accounts payable, $545,000 in accrued product returns, $194,000 in accrued chargeback reserve, $184,000 in accrued and other liabilities and $47,000 in accrued employee compensation and benefits. The extinguishment of the largest liability of the discontinued operations, accrued product returns, will be settled in accordance with the returns policy by cash payments made to former customers for the return of expired MUSE product sold by VIVUS. The return window for expired MUSE product will end in 2013.

Cash provided by operating activities in the nine months ended September 30, 2010 was $630,000. In the nine months ended September 30, 2010, the $3.2 million net loss was offset by adjustments to the net loss of $815,000 in depreciation expense and $761,000 in non-cash share-based compensation expense and by a $4.7 million decrease in accounts receivable. These positive cash flows to our net operating loss were in turn offset by a $740,000 decrease in accrued and other liabilities and a $907,000 decrease in the accrued chargeback reserve.

Our investing activities used $0 and $52,000 in cash during the nine months ended September 30, 2011 and 2010, respectively. In the nine months ended September 30, 2010, cash used in investing activities included purchases of property and equipment. Financing activities used $0 and $117,000 during the nine months ended September 30, 2011 and 2010, respectively. In the nine months ended September 30, 2010, the amount represents principal payments made under our Crown Bank loan. In the fourth quarter of 2010, we paid off the loan to Crown Bank.

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

On August 24, 2011, the Company closed on the sale of a total of 6,889,098 shares of its common stock, at a price of $6.65 per share, pursuant to a previously-reported securities purchase agreement entered into on August 23, 2011 with certain investors in connection with a registered direct offering of the Company’s common stock, or the Offering. Gross proceeds to the Company from the sale of the common stock in the Offering totaled approximately $45.8 million before deduction of approximately $529,000 in fees and expenses related to the Offering. All of the shares of common stock were offered pursuant to an effective shelf registration statement on Form S-3ASR (Registration No. 333-161948), including the prospectus dated September 16, 2009 contained therein.

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

•                  our ability to successfully commercialize by establishing marketing partnerships for avanafil, if approved, in the U.S. and worldwide;

•                  MTPC’s ability to obtain regulatory approval to manufacture and adequately supply avanafil for commercial use;

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

•                  perceptions and interpretations of Qnexa or the data by outside analysts or others; and

•                  the activities of competitors.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least through 2012. However, we anticipate that we may require additional funding to continue our research and investigational drug candidate development programs, to conduct pre-clinical, clinical and retrospective studies and trials, to fund operating expenses, to pursue regulatory approvals for our investigational drug candidates, to finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, and we may require additional funding to establish additional or new manufacturing and marketing capabilities in the future, to manufacture quantities of our investigational drug candidates for approval and commercialization, or to launch a product. In particular, we expect to make other substantial payments to the inventor of Qnexa pending approval by the FDA and to MTPC, in accordance with our agreements with MTPC in connection with the licensing of avanafil. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales. Similar to the transaction with Evamist, we may consider selling or licensing any of our investigational drug candidates in development in order to raise additional funding. We may seek to access the public or private equity markets at any time. The sale of additional equity securities would result in additional dilution to our stockholders. We may also seek additional funding through strategic alliances, acquisitions of companies with cash balances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our investigational drug candidate development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or investigational drug candidates and to pay royalties on future product sales. To the extent that we are unable to obtain third party funding for such expenses, we expect that increased expenses may result in future losses from operations. We are continually evaluating our existing portfolio and we may choose to divest or sell one or more of our investigational drug candidates at any time. We cannot assure you that we will successfully develop our products under development or that our products, if approved for sale, will generate revenues sufficient to enable us to earn a profit.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2011 excluding amounts already recorded on our condensed consolidated balance sheet as accounts payable, and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. This table includes our enforceable and legally binding obligations and future commitments, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they were cancelable as of September 30, 2011. These do not include milestones and assumes non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating plans, which are subject to change:

	Payments Due by Period
Contractual obligations	Total	2011	2012-2014	2015-2016	Thereafter
	(in thousands)
Operating leases	$580	$174	$406	$—	$—
Other agreements	15,868	3,759	12,109	—	—
Clinical trials	5,794	3,889	1,905	—	—
Total contractual obligations	$22,242	$7,822	$14,420	$—	$—

Operating Leases

In November 2006, we entered into a 30-month lease for our corporate headquarters located in Mountain View, California. On December 16, 2008, November 12, 2009, and December 3, 2010, we entered into a first, second and third amendment, respectively, to this lease. The second amendment commenced on January 1, 2010 and expanded the leased space.  The third amendment extended the lease term for a period of twelve months commencing August 1, 2011 and terminating July 31, 2012. Under the third amendment, the rent is set at $1.82 per square foot, or $32,700 per month. The amended lease allows us one additional option to extend the term of the lease for one year from the expiration of the lease.

Other Agreements

Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These include obligations for research and development, pre-commercial obligations, general and administrative services, and media/market research contracts, as well as obligations related to those contracts that we are likely to continue, regardless of the fact that they were cancelable as of September 30, 2011.

We have remaining commitments under various general and administrative services agreements totaling $3.8 million at September 30, 2011, including $1.5 million related to Leland F. Wilson’s Employment Agreement. On December 19, 2007, the Compensation Committee of the Board of Directors of the Company approved an employment agreement, or the Employment Agreement, with Leland F. Wilson, the Company’s Chief Executive Officer. The Employment Agreement includes salary, incentive compensation, retirement benefits and length of employment, among other items, as agreed to with Mr. Wilson. The Employment Agreement had an initial term of two years commencing on the effective date, June 1, 2007, or the Effective Date. On January 23, 2009, the Compensation Committee approved an amendment to the Employment Agreement, or the Amendment, which amends the Employment Agreement. Pursuant to the Amendment, the initial term of the Employment Agreement was increased from two to three years commencing on June 1, 2007 and other relevant dates were also extended to reflect the three-year initial term. On January 21, 2011, the Compensation Committee approved the second amendment to Mr. Wilson’s Employment Agreement. Pursuant to the second amendment, the initial term of the Employment Agreement is increased to four years commencing on June 1, 2007. As neither party provided notice of termination, the Employment Agreement was automatically extended for an additional one-year term commencing on June 1, 2011.

We have also entered into various agreements with our research consultants and other contractors to perform regulatory services, drug research and testing and, at September 30, 2011, our remaining commitment under these agreements totaled $4.0 million. These amounts represent the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation. We have placed orders with MTPC for avanafil product testing and finished goods and our remaining commitment under these purchase obligations at September 30, 2011 totaled $8.1 million.

Clinical Trials

We have entered into various agreements with clinical consultants, investigators, clinical suppliers and clinical research organizations to perform clinical trial management and clinical studies on our behalf and, at September 30, 2011, our remaining commitment under these agreements totaled $5.8 million, which includes nearly all of the accrued research and clinical expenses of $1.1 million in the condensed consolidated balance sheet as of September 30, 2011. We make payments to these providers based upon the number of patients enrolled and the length of their participation in the trials. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

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

We have paid upfront licensing fees of $5 million to MTPC and have agreed to make additional payments upon the completion of certain development, regulatory and sales milestones. During the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil, which triggered one of the clinical development milestone criteria noted above. In 2006, we paid MTPC $2 million in connection with this milestone. We have further agreed to pay royalties on net sales of products containing avanafil. No payments were made under this agreement with MTPC in the years ended December 31, 2007 and 2008; however, we paid MTPC $4 million in January 2009 following the enrollment in December 2008 of the first patient in the first Phase 3 clinical studies and in August 2011, VIVUS paid MTPC a $4 million milestone related to the filing of an NDA to the FDA for avanafil in June 2011. We expect to make other substantial payments to MTPC in accordance with its agreements with MTPC as we continue to develop and, if approved for sale, commercialize avanafil for the oral treatment of male sexual dysfunction. Such potential future milestone payments total $11 million in the aggregate and include payments upon: the obtainment of the first regulatory approval in the U.S. and any major European country; and achievement of $250 million or more in calendar year sales.

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

Other

On October 16, 2001, we entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational drug candidate development program for Qnexa for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to us with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, we have paid a total of $220,000 to Dr. Najarian through September 30, 2011 and have issued him options to purchase 40,000 shares of our common stock. We are obligated under the terms of the Assignment Agreement to make a milestone payment of $1 million and issue an option to purchase 20,000 shares of our common stock to Dr. Najarian upon marketing approval by the FDA of a product for the treatment of obesity that is based upon the Combination Therapy and Patents. The Assignment Agreement will require us to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that we decide not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined us as a part-time employee and currently serves as a Principal Scientist.

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

Our cash, cash equivalents and available-for-sale securities as of September 30, 2011 consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at September 30, 2011 by approximately $190,000. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Related Class Action Lawsuits

The Company and two of its officers are defendants in a putative class action lawsuit captioned Kovtun v. Vivus Inc., et al., Case No. CV10-4957 PJH, pending in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleges violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company’s clinical trials and New Drug Application, or NDA, for Qnexa as a treatment for obesity. In his Amended Class Action Complaint filed April 4, 2011, the plaintiff alleged generally that the defendants misled investors regarding the prospects for Qnexa’s NDA approval, and the drug’s efficacy and safety. On June 3, 2011, the defendants filed a motion to dismiss, which was heard by the Honorable Phyllis J. Hamilton on October 12, 2011. At the hearing, Judge Hamilton ruled from the bench and granted the defendants’ motion to dismiss, with leave to amend. Judge Hamilton also issued an order on October 13, 2011, which confirmed her ruling at the hearing. If the plaintiff elects to amend his complaint again, the defendants anticipate filing another motion to dismiss. Pending the outcome of that motion to dismiss, discovery will continue to be stayed.

Additionally, the Company’s directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV 10-05271 PJH, also pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restates the allegations of the Kovtun action and alleges that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in Kovtun. The parties have agreed to stay the litigation pending resolution of the defendants’ expected second motion to dismiss in Kovtun. The Company’s directors are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County under the caption In re VIVUS Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. As with the federal derivative litigation, the parties have agreed to stay these consolidated actions pending resolution of the second motion to dismiss in Kovtun.

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

Regulatory approval of an NDA or NDA supplement is not guaranteed. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA approval varies depending on the investigational drug candidate, the disease or condition that the investigational drug candidate is designed to target and the regulations applicable to any particular investigational drug candidate. The FDA may also ask for retrospective observational study or trials. These studies are designed to assess a certain risk or outcome of interest that may be attributed to a particular drug exposure. A typical retrospective observational study involves the review and analysis of existing medical records of groups of individuals that have been exposed to a certain medication to determine the incidence of a particular outcome. These results are compared to those from a similar group of individuals that have not been exposed to the medication of interest. In cases where the outcome of interest is rare, inadequate sample size can make interpretation of results difficult.

To date, all of the clinical studies we have performed on Qnexa are prospective studies. We met with the FDA in April 2011, to discuss the feasibility of performing a retrospective observational study utilizing existing electronic medical claims healthcare databases to review fetal outcomes, including the incidence of major congenital malformations and oral cleft in the offspring of women who were exposed to topiramate during pregnancy. We have reached agreement with the FDA on the retrospective observational study objectives and design, primary endpoints, and eligibility criteria. During the April 2011 meeting, it was agreed the study would be expanded to include all doses of topiramate and all diagnoses. It was also agreed that the results would be stratified and that the diagnoses of those exposed to topiramate would be matched with control groups with similar diagnoses and patient profiles. The co-primary endpoints will be the relative risk of major congenital malformations and oral cleft in the offspring of women exposed to topiramate during pregnancy as compared to a control group that was not exposed to topiramate. The retrospective observational study is known as FORTRESS. The FORTRESS study is underway and we expect results in the fourth quarter of 2011. The FORTRESS study will include approximately 2,000 topiramate-exposed pregnancies.

Subsequent to our April meeting with the FDA, several new studies that examined the teratogenic risk of topiramate were published or presented. These studies concluded that topiramate was not a major teratogen; however, the results from one study, the Slone Study, suggested that topiramate may be associated with an increased risk for oral cleft.

On September 15, 2011, we announced that following a teleconference we had reached agreement with officials of the Division of Metabolism and Endocrinology Products, or DMEP, of the FDA on a plan that allowed for an early resubmission of the Qnexa New Drug Application, or NDA, for the treatment of obesity. Based on this agreement, we resubmitted the Qnexa NDA on October 17, 2011, prior to completion of the FORTRESS study. The FDA has accepted the NDA for filing and has designated it as a Class 2 resubmission, which is expected to have a six-month review period from the date of filing. The Prescription Drug User Fee Act, or PDUFA, target date is April 17, 2012. The FDA has informed us that an advisory committee of the DMEP will meet to specifically discuss the Qnexa NDA in the first quarter of 2012.

The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). The proposed labeling for Qnexa includes a contraindication that excludes the use of Qnexa by women of childbearing potential. The proposed Pregnancy Category is “Category X” because weight loss is not recommended during pregnancy. Top-line results from FORTRESS are expected in December 2011, with validation of FORTRESS expected in the third quarter of 2012. The resubmission includes a proposed Risk Evaluation and Mitigation Strategy, or REMS.

Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA. In the Qnexa studies, which included 15 offspring from women exposed to Qnexa or topiramate, there were no reports of any congenital malformations. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval; however, the details of this study have not yet been discussed with the FDA.

On December 17, 2010, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for Qnexa Controlled-Release Capsules in the European Union, or EU. The proposed indication in the EU is for the treatment of obesity, including weight loss and maintenance of weight loss, and should be used in conjunction with a mildly hypocaloric diet. If approved in the EU, Qnexa could be recommended for obese adult patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). In Europe, approximately 150 million adults are considered overweight or obese, and the prevalence is rising rapidly. According to EMA guidelines for medicinal products used in weight control, a demonstration of weight loss of at least 10% of baseline weight, which is at least statistically greater than that associated with placebo, is considered to be a valid primary efficacy criterion. We believe Qnexa has met this efficacy criterion set by the EMA for obesity therapies. In addition, the mean weight loss for the mid- and top-dose of Qnexa at the end of two years was 10.4% and 11.4%, respectively, which we believe met the efficacy benchmark set by the EMA for obesity therapies. These results were shown to be sustained over a two-year period and were associated with significant improvements in weight-related co-morbidities such as hypertension, dyslipidemia and diabetes. The EMA filing is comprised of data from over 4,500 overweight or obese patients with a broad range of weight-related co-morbidities. Two-year, double-blind data from SEQUEL (OB-305) were also included in the filing to demonstrate durability of treatment response and long-term safety. The EMA’s review of Qnexa will follow their centralized marketing authorization procedure. If approved, Qnexa could receive marketing authorization in all 27 EU member countries. The MAA was officially validated for central procedure on January 19, 2011.

In May 2011, we received a response to our MAA for Qnexa from the Committee for Medicinal Products for Human Use, or CHMP. The response was in the form of the “120-day questions.” We are currently reviewing the 120-day questions which cover a broad range of topics including, without limitation, issues relating to phentermine, which include historical concerns regarding its potential association with valvulopathy and pulmonary hypertension; heart rate and limited long-term safety data in high-risk patients; and known and suspected effects of topiramate which include CNS and teratogenic potential. The CHMP also had questions concerning our proposed risk management plan for Qnexa. The 120-day questions are consistent with the issues previously raised in the FDA review process. We are in the process of preparing our response. We met with representatives from the CHMP in September 2011 to seek clarification on certain questions. We anticipate submitting our response in the fourth quarter of 2011. We expect the CHMP to issue the 180-day opinion in the first quarter of 2012. There can be no assurance that our response will be adequate or that our MAA will be approved by the EMA.

In June 2011, we submitted an NDA to the FDA seeking approval of avanafil for the treatment of ED. The NDA submission follows the successful completion of a Phase 3 program for avanafil, which included over 1,350 patients, where avanafil was shown to be well-tolerated and effective in treating men with ED. In May 2011, we announced positive results from the TA-303 study, a study of avanafil in patients who have undergone a radical prostatectomy. The results of the TA-303 study were not required for the avanafil NDA, but the final study report will be submitted to the FDA upon completion. We have been informed by the FDA that the inclusion of the TA-303 study as part of the NDA is not required to support the full indication. Notwithstanding our belief that the data collected from our three Phase 3 trials of Qnexa is promising, and even if we believe that data collected from our pre-clinical studies and clinical trials of our other investigational drug candidates are promising and that our information and procedures regarding chemistry, manufacturing and controls are sufficient, our data may not be sufficient to support approval by the FDA or any other foreign regulatory authority.

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

•                  the FDA may not accept NDA submissions from us including amendments of the existing NDA for Qnexa due to, among other reasons, the formatting of the submission; or

•                  the FDA may change its approval policies, adopt new regulations or provide new guidance with significant requirements not currently included or considered by us when seeking NDA approval.

We received a Complete Response Letter from the FDA regarding our NDA for Qnexa as a treatment for obesity, and we may not be able to satisfy the FDA’s concerns.

On October 28, 2010, we received a Complete Response Letter, or CRL, regarding the NDA for Qnexa as a treatment for obesity. The CRL stated that in its current form, the NDA for Qnexa was not approvable. The CRL included the following areas: clinical, labeling, Risk Evaluation and Mitigation Strategy, or REMS, safety update, and drug scheduling. In the clinical section of the CRL, the FDA requested a comprehensive assessment of topiramate’s and Qnexa’s teratogenic potential including a detailed plan and strategy to evaluate and mitigate the potential teratogenic risks in women of childbearing potential taking the drug for the treatment of obesity. In addition, the FDA asked us to provide evidence that the elevation in heart rate (mean 1.6 beats per minute on the top dose) associated with Qnexa does not increase the risk for major adverse cardiovascular events. The FDA requested that we formally submit the results from the completed SEQUEL study (OB-305), a 52-week extension study for a subset of 675 patients who completed the previously reported 56-week CONQUER study. The FDA reserved the right to comment further on proposed labeling. On REMS, the FDA requested that a discussion of an already-submitted REMS plan be continued after we have submitted the written response. The agency also requested a safety update of any new adverse events be submitted to the NDA. Finally, the FDA stated that if approved, Qnexa would be a Schedule IV drug due to the phentermine component. No new clinical studies were requested in the CRL.

On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss the items contained in the CRL and the information we planned to include in the resubmission of the NDA for Qnexa. In anticipation of the meeting, we provided a briefing document that included comprehensive assessment of the teratogenic potential of topiramate including analyses integrating existing non-clinical and clinical data. In addition, we provided several new analyses including cardiovascular data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies to demonstrate that Qnexa does not increase the risk for major cardiovascular events and that the observed increases in heart rate, which occurred in some patients over the course of the clinical program, did not increase the risk of cardiovascular events, as evidenced by adverse events reported in the trial. We also provided a synopsis of the final study report for the SEQUEL study. At the meeting, an overview was provided of the teratogenicity and cardiovascular risk material covered in the background package. The discussion also included elements of our proposed REMS program for Qnexa. The primary focus of the FDA at the meeting, however, concerned the teratogenic potential for topiramate, specifically the incidence of oral clefts observed in the North American AED Pregnancy Registry and in the UK Epilepsy and Pregnancy Registry. The FDA requested that we assess the feasibility of performing a retrospective observational study utilizing existing electronic medical claims healthcare databases to assess fetal outcomes, which include major congenital malformations and oral cleft, in the offspring of women who were exposed to topiramate during pregnancy.

As mentioned above, in April 2011 we reached agreement with the FDA on the study objectives and design, primary endpoints and eligibility criteria for the study, FORTRESS. During the April 2011 meeting, it was agreed the study would be expanded to include all doses of topiramate and all diagnoses. It was also agreed that the results would be stratified and that the diagnoses of those exposed to topiramate would be matched with control groups with similar diagnoses and patient profiles. Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional studies in connection with the Qnexa NDA. In the Qnexa studies, which included 15 offspring from women exposed to Qnexa or topiramate, there were no reports of any congenital malformations.

On October 17, 2011, we resubmitted the Qnexa NDA. The FDA has accepted the NDA for filing and has designated it as a Class 2 resubmission, which is expected to have a six-month review period from the date of filing. The PDUFA target date is April 17, 2012. The FDA has informed us that an advisory committee of the DMEP will meet to specifically discuss the Qnexa NDA in the first quarter of 2012.

The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). The proposed labeling for Qnexa includes a contraindication that excludes the use of Qnexa by women of childbearing potential. The proposed Pregnancy Category is “Category X” because weight loss is not recommended during pregnancy. Top-line results from FORTRESS are expected in December 2011, with validation of FORTRESS expected in the third quarter of 2012. The resubmission includes a proposed REMS.

There are no guarantees that the results from FORTRESS will be sufficient to satisfy the FDA’s safety concerns, that the FDA will not require us to conduct additional clinical or retrospective observational studies, that the FDA will approve our resubmission with the contraindication that excludes the use of Qnexa by women of childbearing potential or that Qnexa will receive regulatory approval for any indication or prove to be commercially successful.

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

In July 2011, abstracts for an international epilepsy conference including the top-line results of an additional retrospective study of medical claims data on oral clefts, or OCs, and major congenital malformations, or MCMs, associated with in utero topiramate exposure became available. This study was conducted using medical claims and pharmacy prescription data from the Wolters Kluwer Pharma Solutions Source® Lx Patient Longitudinal Database. This study identified 778 mother-infant dyads exposed to topiramate within 10 months prior to giving birth. The study compared the incidence rate of OC and MCM in topiramate-exposed dyads to two control groups, one comprised of 3,431 dyads exposed to other antiepileptic drugs, or AEDs, during pregnancy and a second of 2,307 dyads with a diagnosis of epilepsy (with or without treatment), but no exposure to topiramate during pregnancy. Dyads exposed to known teratogens were excluded from all cohorts. The results of the study found there were no statistically significant differences in OC or MCM frequency between the topiramate and control groups.

On August 15, 2011, during the International Conference on Pharmacoepidemiology & Therapeutic Risk Management, a new study assessing the risk of oral clefts in topiramate-exposed pregnancies was presented. The presentation entitled “Use of Topiramate and the Risk of Oral Clefts” contained an analysis of data from two large databases including the CDC’s National Birth Defects Prevention Study and the Birth Defect Study from the Slone Epidemiology Center at Boston University, together the Slone Study. Data from this new study demonstrated no increase in relative risk of overall major malformations (odds ratio 1.0; 95% CI 0.4-3.2), which provides supporting evidence that topiramate is not a major teratogen. The analysis did indicate an increased risk for oral cleft malformation may be associated with topiramate; however, we believe, the magnitude of risk was substantially lower than data reflected in the current topiramate label. The Slone Study provides alternative methodology to assess relative risk with topiramate. The Slone Study assessed all malformations reported in two case-controlled surveillance programs, the Slone Epidemiology Center Birth Defects Study, or SBDS, and the CDC’s National Birth Defects Prevention Study, or NBDPS. In contrast to other available studies, which assess relative risk based on total topiramate exposure, this analysis assessed the relative risk based on the proportion of identified malformations that were exposed to topiramate. The study identified a total of approximately 34,000 major congenital malformations (11,000 from SBDS and 23,000 from NBDPS), including approximately 3,000 oral cleft malformations (800 SBDS and 2,200 NBDPS). Topiramate exposure during the first trimester of pregnancy was reported in 15 of the major malformations and seven of the oral clefts. There were no reports of isolated cleft palate in the topiramate-exposed pregnancies. Pooled data from the two databases showed a relative risk for oral cleft of 5.4 (95% CI 1.5-20.1). Results were pooled due to the small number of topiramate-exposed pregnancies in the individual databases. In the SBDS data base, three topiramate-exposed oral clefts were reported, producing a relative risk of 10.1 (95% CI 1.1-129.2). In the NBDPS data base, four topiramate-exposed oral clefts were reported, producing a relative risk of 3.6 (95% CI 0.7-20.0). The signal of potential risk from these new data is substantially lower than reported from the North American AED (9.6x) and UK pregnancy (16x) registries.

On August 31, 2011, during a poster session at the 29th International Epilepsy Congress (IEC) in Rome, Italy, Dr. Alison Pack, Associate Professor of Clinical Neurology, Columbia University Medical Center, presented the results of this study. The incident rate of OC and MCM in the topiramate-exposed group was compared to OC and MCM incident rates in three non-topiramate-exposed control groups: an antiepileptic drug, or AED group, an epilepsy group, and a diabetes group. The study found that there were no significant differences in oral clefts or major congenital malformations between the topiramate group and the AED or epilepsy groups. The risk for MCMs in infants born to diabetic mothers was significantly higher than the other cohorts, including the infants exposed to topiramate in utero. The rates seen in the diabetes control group are comparable to that reported in the literature. In all groups, known or suspected teratogens, including valproate and phenytoin, were excluded.

On September 27, 2011, a poster authored by Dr. Mark W. Green, Director of the Center for Headache and Pain Medicine and Professor of Neurology and Anesthesiology at the Mount Sinai School of Medicine, was presented at the American Neurological Association Meeting in San Diego, CA. In addition to the topiramate exposure data previously reported, the results included the rate of MCMs and OCs in two new control groups, a migraine without epilepsy group, and a sub-group of patients exposed to acute- and preventive migraine drugs, or APMD, during pregnancy. The incident rate of oral clefts and major congenital malformations in the topiramate-exposed group was compared to OC and MCM incident rates in three non-topiramate-exposed control groups: a migraine without epilepsy group, a group of patients exposed to acute-preventive migraine drugs, or APMD, during pregnancy, and a diabetes group. The study found that the risk for MCMs in infants born to diabetic mothers was significantly higher than seen in infants exposed to TPM in utero. The MCM and OC rates seen in the diabetes control group are comparable to those reported in the literature. Consistency of these data compared to published references for the diabetes control group and the random sample provide assurance that this data would likely be representative of other clinical settings.

The study, funded by VIVUS, was conducted utilizing Wolters Kluwer datasets from the United States and followed patients’ Pharmacy and Medical Claims (January 2003 - December 2010) and covered an estimated 177 million lives. Probable exposure during pregnancy was refined using data on script fill date, days of medication supplied, infant birth date, and ICD-9 codes for birth term. We included the results of this study in the resubmission of the Qnexa NDA.

We are unable to determine the impact, if any, that the results of the Danish study, the Slone Study, the retrospective study announced in July 2011, or FORTRESS may have on the approvability of Qnexa or our stock price. If the results of any or all of these studies are viewed negatively by the FDA and/or investors, they will have a material adverse impact on our ability to gain approval for Qnexa and our ability to raise additional capital at acceptable terms.

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

The European Medicines Agency also completed a review of the safety and effectiveness of sibutramine. The Agency’s CHMP has concluded that the benefits of sibutramine do not outweigh its risks, and that all marketing authorizations for medicines containing sibutramine should be suspended throughout Europe. We are unable to determine the impact on Qnexa, if any, of the recent actions in the U.S. and Europe with regards to sibutramine. Orexigen Therapeutics, manufacturers of Contrave, an investigational drug for the treatment of obesity, received a CRL from the FDA requesting that a long-term, randomized, placebo-controlled cardiovascular outcomes study be completed prior to refiling the NDA. To date, the FDA has not requested that we perform any additional studies, including cardiovascular outcome studies pre-approval, other than the request to perform FORTRESS. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval; however, the details of this study have not yet been discussed with the FDA. The EMA may request the results of FORTRESS and may request additional studies including cardiovascular outcome studies prior to granting approval of Qnexa in the EU. According to Orexigen, the FDA requested a cardiovascular outcomes trial with an interim analysis to enable possible FDA approval of Contrave if the upper bound of the 95% confidence interval is less than 2. They further estimate that the interim analysis will require 87 major cardiovascular events (CV death, myocardial infarction and stroke) and will cost less than $100 million. Cardiovascular outcomes studies can take several years, cost millions of dollars and may result in showing an increased risk for major adverse cardiovascular events for patients undergoing drug treatment. If any regulatory agency were to require additional studies, including studies to address cardiovascular events, the impact on the timing of approval and, if approved, commercialization of Qnexa, avanafil or any of our investigational drug candidates could be delayed or adversely impacted. Even if approved, investigational drug candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed and may have restricted access programs. Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our investigational drug candidates. As a result, we cannot predict when or whether regulatory approval will be obtained for any of our investigational drug candidates currently under development.

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

We have previously announced results from two pivotal Phase 3 clinical trials for safety and efficacy of our most advanced investigational drug candidate Qnexa, as a treatment for obesity, and we may continue to analyze the data collected in these trials. In addition, the briefing documents prepared by us and the FDA ahead of any Advisory Committee meeting, as well as materials used during that meeting, have been made available to the public. The meeting materials contain information not previously disclosed to the public. The results of the CONQUER study were published in Lancet, a peer-reviewed medical journal. We anticipate that the results from the EQUIP and SEQUEL studies will also be published in a peer-reviewed medical journal. Top-line results of the extension study, OB-305, were released in the third quarter of 2010. Additional details of the results of the SEQUEL study have been and will continue to be disclosed at medical meetings and additional details will be available at future meetings. Consequently, it is possible that further analysis, presentation and publication of this information and other data on Qnexa may yield information or suggest conclusions not yet known that may negatively impact our ability to obtain regulatory approval for Qnexa as a treatment for obesity or, if approved, market acceptance.

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

Qnexa is our proprietary capsule formulation investigational drug candidate containing the active ingredients phentermine and topiramate. Phentermine was approved for the short-term treatment of obesity by the FDA in 1959. Topiramate is approved for seizures (1996) and migraine prevention (2004). Published studies on topiramate reported that topiramate treatment produced weight loss. By combining topiramate with phentermine, Qnexa attempts to simultaneously address excessive appetite and a high threshold for satiety, the two main mechanisms believed to impact eating behavior. Earlier studies with Qnexa were completed using a twice-a-day dose. The twice-a-day dose and timing of the administration of the immediate-release active ingredients was determined by the inventor through the treatment of patients in his private practice. We used a once-a-day, controlled-release formulation in our completed Phase 3 studies of Qnexa. We have completed various pharmacokinetic studies of the once-a-day formulations to characterize the pharmacokinetic profile of the once-a-day, controlled-release formulation of Qnexa. The FDA also asked us to study the effects of a lower dose of Qnexa, which we did in the Phase 3 obesity trials. To date, the FDA has not raised any issues or concerns around the formulation of Qnexa. While we believe we can adequately address any future the issues raised in the FDA review process, there can be no assurance that we will be successful in obtaining or maintaining regulatory approval for Qnexa.

We may be required to demonstrate through large, long-term outcome trials that our investigational drug candidates are safe and effective for use in a broad population prior to obtaining regulatory approval. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval; however, the details of this study have not yet been discussed with the FDA. We will also implement as necessary a patient access program to ensure only qualified patients receive Qnexa and will implement a REMS. REMS for Qnexa will measure and monitor physician and patient compliance. There is typically a high rate of attrition from the failure of investigational drug candidates proceeding through clinical trials. If any of our investigational drug candidates fail to demonstrate sufficient safety and efficacy in any clinical trial, we will experience potentially significant delays in, or may decide to abandon development of, that investigational drug candidate. If we abandon or are delayed in our development efforts related to any of our investigational drug candidates, we may not be able to generate sufficient revenues to continue our operations and clinical studies at the current level or become profitable. Our reputation in the industry and in the investment community would likely be significantly damaged. It may not be possible for us to raise funds in the public or private markets, and our stock price would likely decrease significantly.

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

All of the investigational drug candidates that we are currently developing require extensive pre-clinical and/or clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our investigational drug candidates, we must demonstrate with substantial evidence through pre-clinical testing and/or clinical trials that our investigational drug candidates are safe and effective in humans for the indication being studied. We may also be asked to conduct retrospective observational studies. The FDA has requested that we conduct FORTRESS. The FORTRESS study is underway top-line results are expected in December 2011, with validation of FORTRESS expected in the third quarter of 2012. Retrospective observational studies can be complex and involve multiple data sources and electronic records that may not contain all the required information. We may be required to obtain consents from patients to further investigate findings in a retrospective observational study. In addition, the sample size selected may not be adequate to perform statistical analysis or may not satisfy the requirements for approval. Conducting clinical trials and retrospective observational studies are complex, lengthy, expensive and uncertain processes. Completion of clinical trials and retrospective observational studies and approval by the FDA may take several years or more. Our ability to conduct clinical trials and retrospective observational studies may be delayed, suspended or terminated by many factors, including, but not limited to:

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

In September 1997, the FDA requested drug manufacturers to voluntarily withdraw fenfluramine and dexfenfluramine. At the same time, the FDA recommended that patients using either fenfluramine or dexfenfluramine stop taking them. The FDA did not, however, request the withdrawal of phentermine. Although studies to date have not demonstrated that phentermine causes PPH and valvular heart disease, when used in larger populations over long periods of time, there is currently no conclusive study data indicating that Qnexa will not demonstrate rare, but significant cardiovascular or other detrimental side effects when used by the general population. Moreover, the adverse clinical history of fen-phen and dexfen-phen combinations for obesity may result in increased FDA regulatory scrutiny of the safety or the risk/benefit profile of Qnexa and may raise potential adverse publicity in the marketplace, which could affect clinical enrollment or ultimately market acceptance if Qnexa is approved for commercial sale. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval; however, the details of this study have not yet been discussed with the FDA.

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

Side effects caused by our investigational drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. The most common side effects reported in the first Phase 3 study of avanafil were headache, flushing and nasal congestion. The most common side effects reported in our Phase 3 trials of Qnexa were paresthesia (tingling of the extremities), dry mouth, altered taste, headache and constipation. In addition, the constituent drugs of Qnexa each has its own side effect profile that is included in its current product label. If Qnexa is approved by the FDA, we would anticipate that the label would, at a minimum, include the side effect profiles of each of the constituent drugs. We also expect the label to include warnings or contraindications on use in pregnant, nursing mothers or women of childbearing potential. While the constituent drugs that make up Qnexa have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Qnexa, to date, the combination of these constituent drugs has not received regulatory approval. While we believe our Phase 3 Qnexa clinical trials have generated sufficient safety and efficacy data, the approvability and eventual labeling of Qnexa will be determined by the FDA. For example, in 2007, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA reviewed another company’s investigational obesity drug candidate, rimonabant, and voted not to recommend approval of the investigational drug candidate to the FDA, based on concerns regarding the safety profile of that investigational drug candidate in particular, depression, suicidality and seizures. Two other obesity medications have also been rejected by the FDA citing specific safety concerns. However, in June 2011, the FDA approved an NDA for Suprenza (phentermine hydrochloride) orally dissolving tablets. Suprenza was approved by the same division of the FDA (Division of Metabolism and Endocrinology). There were no clinical trials performed with Suprenza. Suprenza has a pregnancy “Category X”. Drugs in Category X are designated as such when studies in animals or humans have demonstrated fetal abnormalities and/or there is positive evidence of human fetal risk based on adverse reaction data from investigational or marketing experience, and the risks involved in use of the drug in pregnant women clearly outweigh potential benefits.

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

Pregnant women or women who planned on becoming pregnant were not eligible to participate in the Qnexa clinical trials. Women of childbearing potential were advised to use and agreed to use two forms of birth control during the study. Patients who became pregnant during the study period were required to immediately discontinue study medication. In our studies, we had 15 births from women exposed to Qnexa or topiramate. They were taken off the study medication and followed through to delivery. While we did not observe any congenital malformations in those pregnancies, we anticipate the labeling for Qnexa, if approved, will contain a contraindication or warning against use by women who are or are considering becoming pregnant. The FDA has stated that Qnexa would be listed as a “Category X” drug. The FDA has discussed a post-approval pregnancy exposure registry for Qnexa. The goal of pregnancy exposure registries is to provide clinically relevant human data that can be used in a product’s labeling to provide medical care providers with useful information for treating or counseling patients who are pregnant or anticipating pregnancy.

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

Two antiepileptic pregnancy registries have reported post-marketing reports of major congenital malformations in infants whose mothers were epileptic and exposed to topiramate during pregnancy. The dose and duration of topiramate exposure from the North American Registry are unknown. In the UK registry, for the two oral clefts reported in infants, the maternal topiramate exposure was 200 mg and 600 mg. These two registries suggest the MCM rate is higher than compared to various control groups. These reports have been included in the label for topiramate and, if Qnexa is approved, we may be required to include these reports in the label for Qnexa. At the request of the FDA, we are currently conducting FORTRESS. We resubmitted the Qnexa NDA on October 17, 2011, prior to completion of the FORTRESS study. The FDA has accepted the NDA for filing and has designated it as a Class 2 resubmission, which is expected to have a six-month review period from the date of filing. The Prescription Drug User Fee Act, or PDUFA, target date is April 17, 2012. The FDA has informed us that an advisory committee of the DMEP will meet to specifically discuss the Qnexa NDA in the first quarter of 2012.

The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). The proposed labeling for Qnexa includes a contraindication that excludes the use of Qnexa by women of childbearing potential. The proposed Pregnancy Category is “Category X” because weight loss is not recommended during pregnancy. Top-line results from FORTRESS are expected in December 2011, with validation of FORTRESS expected in the third quarter of 2012. The resubmission includes a proposed REMS.

On March 4, 2011, the FDA issued a drug safety communication informing the public of new data that show that there is an increased risk for the development of cleft lip and/or cleft palate (oral clefts) in infants born to women treated with topiramate (Topamax and generic products) during pregnancy. The communication stated that the benefits and the risks of topiramate should be carefully weighed when prescribing this drug to women of childbearing potential, particularly for conditions not usually associated with permanent injury or death. The communication also indicated that alternative medications that have a lower risk of oral clefts and other adverse birth outcomes should be considered for these patients. If the decision is made to use topiramate in women of childbearing potential, effective birth control should be used. Oral clefts occur in the first trimester of pregnancy before many women know they are pregnant.  Topiramate was previously classified as a Pregnancy Category C drug, which means that data from animal studies suggested potential fetal risks, but no adequate data from human clinical trials or studies were available at the time of approval. However, because of preliminary human data that show an increased risk for oral clefts, topiramate was placed in Pregnancy Category D. Pregnancy Category D means there is positive evidence of human fetal risk based on human data but the potential benefits from use of the drug in pregnant women may be acceptable in certain situations despite its risks.  The safety communication and changes in the Pregnancy Category were due in part to data from the North American Antiepileptic Drug, or NAAED, Pregnancy Registry which indicated an increased risk of oral clefts in infants born to mothers exposed to topiramate monotherapy during the first trimester of pregnancy. The prevalence of oral clefts was 1.4% (3/289) compared to a prevalence of 0.38% - 0.55% in infants born to mothers exposed to other antiepileptic drugs, or AEDs, and a purported prevalence of 0.07% in infants born to mothers without epilepsy or treatment with other AEDs. The relative risk of oral clefts in topiramate-exposed pregnancies in the NAAED Pregnancy Registry was 21.3 as compared to the risk in a background population of untreated women (95% Confidence Interval:7.9 — 57.1). The UK Epilepsy and Pregnancy Register reported a similarly increased prevalence of oral clefts (3.2%) among infants born to mothers exposed to topiramate monotherapy, a 16-fold increase in risk compared to the risk in their background population (0.2%).

The FDA has updated the label for topiramate to reflect a lower than previously reported relative risk of oral cleft. In March 2011, based on data from the North American antiepileptic registry, the reported prevalence of oral cleft from topiramate exposure was 1.4% as compared to a historical control of 0.07%. In July 2011, the label was revised and now includes a prevalence rate for oral cleft of 1.2%. The historical control was corrected to 0.12%, which is more in line with the expected background rate in the general population. More importantly, the relative risk calculation dramatically improved from 21.3 to 9.6. Also at this time, the Risk Mitigation and Evaluation Strategy, or REMS, for topiramate was discontinued as the FDA determined that the Medication Guide as part of the labeling adequately addresses public health risks.

During the 27th Annual International Conference on Pharmacoepidemology and Therapeutic Risk Management the results of a study designed to evaluate the association between the use of topiramate in pregnancy and the risk of cleft lip with or without cleft palate (CL/P) and isolated cleft palate were presented. Data from two case-control surveillance programs in North America, the Slone Epidemiology Center Birth Defects Study (BDS, 1997—2009) and the Center for Disease Control’s National Birth Defects Prevention Study (NBDPS, 1996—2007) were included in the study. Patients with first trimester use of topiramate monotherapy were compared to patients with no use of antiepileptics between cases and non-malformed controls. Analyses were conducted separately on each database and on the pooled data. There were 10,621 BDS and 23,204 NBDPS cases with major congenital malformations (MCM), including 785 and 2,632 cases with CL/P, and 6,986 and 8,451 controls, respectively. The mothers of 5 and 10 MCM cases, 3 and 4 CL/P cases, and 2 and 4 controls, respectively, used topiramate in the first trimester. In the BDS group, the median daily dose in the BDS was 100 mg for both controls (range 25 to 150 mg). There were no cases of isolated cleft palate in topiramate-exposed pregnancies. The odds ratio (95% confidence interval) for MCM was 1.2 (0.2; 13.0) in BDS and 0.9 (0.3; 4.1) in NBDPS; for CL/P it was 10.1 (1.1; 129.2) and 3.5 (0.6; 19.1), respectively. The pooled odds ratio was 1.0 (0.4; 3.2) for MCM and 5.2 (1.4; 19.5) for CL/P. Results did not change meaningfully in analyses that further matched, one-by-one, on folic acid intake, epilepsy, smoking and other potential confounders. The conclusion from the authors was that these findings from two large case-control surveillance programs support the hypothesis that first-trimester use of topiramate in monotherapy may be associated with an increased risk of CL/P but not of isolated cleft palate or MCM overall. We are unable to determine the impact, if any, of this study on the approvability of Qnexa.

Patients in the year-long Qnexa studies had a mean elevation in heart rate at the end of the 56-week studies of 1.3, 0.6 and 1.6 beats per minute on the low, mid and top dose as compared to no change in the placebo group. Patients also had a decrease in systolic blood pressure of 3.3, 5.2 and 5.2 mmHg on the low, mid and top dose as compared to a decrease of 2.1 mmHg in the placebo group. The clinical relevance of the increase in heart rate at these levels is unknown. In the CRL, the FDA asked us to provide evidence that the elevations in heart rate associated with Qnexa do not increase the risk for major adverse cardiovascular events. We have provided evidence from existing information and data analyses to show that the increase in heart rate associated with Qnexa does not increase the risk for major cardiovascular events, nor was it associated with a higher incidence of cardiovascular adverse events in the clinical program; however, there can be no assurance that the FDA will accept or agree with the evidence we provide, that the FDA and/or EMA will not require us to conduct long-term cardiovascular outcomes studies or other clinical studies prior to approval, or that we will be able to rule out, to the FDA’s and/or EMA’s satisfaction, that the elevations in heart rate associated with Qnexa do not increase the risk for major adverse cardiovascular events now or in the future. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval; however, the details of this study have not yet been discussed with the FDA. A company with a potentially competitive compound has recently agreed to complete a cardiovascular study pre-approval. The potentially competitive compound has shown in Phase 3 studies that subjects treated with it had small but statistically significant mean increases in systolic and diastolic blood pressure relative to placebo. In contrast, Qnexa has been shown to decrease blood pressure relative to placebo.

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

•                  patients and infants in utero who are contraindicated by the label may obtain the drug and experience adverse side effects;

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

Each of the approved drugs that are combined to produce our investigational drug candidate, Qnexa, is commercially available at prices lower than the price at which we would seek to market Qnexa, if approved. We cannot be sure that physicians will view Qnexa as sufficiently superior to a treatment regime of Qnexa’s individual active pharmaceutical ingredients as to justify the significantly higher cost we expect to seek for Qnexa, and they may prescribe the individual generic drugs already approved and marketed by other companies instead of our combination drug. Although our U.S. and European patents contain composition, product formulation and method-of-use claims that we believe protect Qnexa, those patents may be ineffective to protect against physicians prescribing the individual drugs marketed by other companies instead of our combination drug. Our patents and pending patent applications do not prevent physicians from prescribing the generic constituents of our investigational drug candidates. Phentermine and topiramate are currently available in generic form, although the doses used in Qnexa are currently not available and no controlled or sustained release formulation of topiramate exists. We believe that a practitioner seeking safe and effective therapy is not likely to prescribe such off-label generics in place of Qnexa because of state pharmacy laws, the dosage strengths, pharmacokinetic profiles and titration regimens recommended for Qnexa are not available using existing generic preparations of immediate release, or IR, phentermine or topiramate. However, to the extent that the price of Qnexa is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components outside of their approved indication, instead of for our combination drug, and this may limit how we price or market Qnexa. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the U.S. are prepared to pay for Qnexa, which could also limit market and patient acceptance of our drug, and could negatively impact our revenues. A physician could seek to prescribe off-label generics in place of Qnexa. Off-label use occurs when a drug that is approved by the FDA for one indication is legally prescribed by physicians for a different indication not approved by the FDA. Topiramate, one of the ingredients in Qnexa, is not approved for obesity treatment. Phentermine is only approved for short-term use.

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

We may choose or be required by regulatory authorities to restrict distribution of Qnexa to specialty pharmacies and to registered physicians and patients. Our success in distributing our investigational drug candidate in this manner could be limited, which could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

For example, VIVUS and Acrux Limited, through its wholly owned subsidiary FemPharm Pty Ltd., or Acrux, were parties to the Testosterone Development and Commercialization Agreement dated February 12, 2004, or the Testosterone Agreement. The Testosterone Agreement covered our investigational drug candidate, Luramist, which was licensed from Acrux under the Testosterone Agreement. On November 5, 2007, Acrux made a demand for arbitration under the Testosterone Agreement regarding certain claims related to Luramist. Acrux’s demand sought a reversion of all rights assigned to us related to Luramist, monetary damages and the payment of a milestone payment for Luramist under the Testosterone Agreement and declaratory relief. We asserted counterclaims against Acrux in the arbitration and sought the enforcement of our rights under the Testosterone Agreement. The arbitration hearing concluded on January 23, 2009, and on April 6, 2009 the panel of arbitrators, or the Panel, issued its Interim Arbitration Award finding in favor of the Company that we were in compliance with the Testosterone Agreement and denying all of the relief sought by Acrux in its demand. The Panel found that we had used diligent, commercially reasonable efforts to develop Luramist. The Panel further ruled in our favor on our counterclaim that Acrux had breached the Testosterone Agreement by failing to provide certain know-how and certain improvements in the formulation and delivery device for Luramist. The Panel denied the Acrux claim for additional milestone payments. The Panel ordered Acrux to turn over certain information to us that was previously withheld in violation of the Testosterone Agreement by Acrux. After the parties failed to agree on a new Outside Date by which we were to commence our first Phase 3 trial for Luramist, the Panel reset the Outside Date of April 30, 2006 to April 1, 2010 to reflect the regulatory environment. On March 30, 2010, we provided written notice to Acrux of our intent to terminate the Testosterone Agreement. On April 6, 2010, in connection with Acrux’s request for further briefing on the issue of damages in light of the our termination of the Testosterone Agreement, the Panel ordered the parties to enter into settlement discussions and to report back to the Panel no later than May 17, 2010 on whether a settlement had been reached. On May 6, 2010, the parties agreed to the terms of a settlement agreement and mutual release, or the Settlement Agreement, resolving any and all claims or potential claims in the arbitration and that may have or could have arisen from any case whatsoever, other than certain rights and obligations that survive the termination of the Testosterone Agreement or are required by the Settlement Agreement. Pursuant to the Settlement Agreement, we have transferred Luramist- related assets to Acrux, including clinical trial material, batch release documents, inventory of applicators, FDA correspondence, intellectual property and know-how and trademarks. In addition, we have ceased our clinical study program for Luramist as part of the settlement. The parties have not exchanged cash payments as a result of the settlement and termination of the Testosterone Agreement. The Panel retains jurisdiction over the matter to enforce the terms of the Settlement Agreement. Although we have returned the rights to Luramist to Acrux and resolved the arbitration, there can be no assurance that Acrux will not pursue legal action against us for any of our continued obligations under the settlement or the provisions of the Testosterone Agreement that survive the termination. The monetary and disruption costs of this arbitration have been significant despite the favorable rulings by the Panel.

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

The research, testing, manufacturing, selling and marketing of investigational drug candidates and approved pharmaceuticals is subject to extensive regulations by the FDA and other regulatory agencies in the U.S. and other countries. We cannot predict with certainty if or when we might submit for regulatory review our investigational drug candidates currently under development, except for Qnexa, for which the NDA was submitted to the FDA on December 29, 2009 and for which we resubmitted an NDA amendment with a contraindication that excludes the use of Qnexa by women of childbearing potential in October 2011. The PDUFA target date is April 17, 2012. Even if submitted, the FDA can suspend or modify clinical studies at any time if the agency believes that the patients participating in such studies are being exposed to unacceptable health risks.

Regulatory approval is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA has substantial discretion in the drug approval process. Despite the time and expense involved, failure can occur at any and every stage.

In July 2008, an FDA advisory committee discussed the role of cardiovascular outcomes assessment in the pre-approval and post-approval settings for drugs and biologics developed for the treatment of type 2 diabetes mellitus. The advisory committee recommended that sponsors conduct a long-term cardiovascular trial or to provide other equivalent evidence to rule out an unacceptable cardiovascular risk. The FDA has since published a guidance document in December 2008 for the evaluation of cardiovascular risk in new antidiabetic therapies specifically for the treatment of type 2 diabetes. In general, the FDA recommends that sponsors should compare the incidence of important cardiovascular events occurring with the antidiabetic investigational agent to the incidence of the same type of events with the control group to estimate the relative risk of the investigational antidiabetic agent. This may be accomplished by either conducting an integrated analysis (meta-analysis) of the Phase 2 and Phase 3 studies, if the investigational drug was in late-stage development at the time the December 2008 guidance was published, or conduct a single, large, prospective long-term cardiovascular safety outcomes study prior to NDA submission. A long-term cardiovascular study would take several years to complete and would require financial and personnel resources that may be beyond our current capabilities. Qnexa, in development for diabetes is subject to this recommendation. The FDA, however, has neither required a meta-analysis of the Qnexa Phase 2 and 3 data, nor a prospective long-term cardiovascular safety outcomes study to be performed for Qnexa as a treatment for obesity. During the course of our discussions with the FDA, we have been informed that the FDA will convene an advisory committee of the Division Metabolism and Endocrinology Products of the FDA in 2012 to discuss the need for cardiovascular outcomes studies for obesity drugs. We are not aware of the exact timing, content, goals, participants and objectives of this committee meeting. There can be no assurance that the FDA would not in the future require us to perform a cardiovascular safety outcomes study, pre- or post-approval, for Qnexa as a treatment for obesity. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval; however, the details of this study have not yet been discussed with the FDA. Previously, the FDA notified healthcare professionals that the review of data from a post-approval outcomes trial of an anti-obesity agent, sibutramine, indicates an increased risk of heart attack and stroke in patients with a history of cardiovascular disease. Based on the serious nature of the review findings, the FDA requested, and the manufacturer agreed, to add a new contraindication to the sibutramine drug label stating that sibutramine is not to be used in patients with a history of cardiovascular disease. In 2010, sibutramine was withdrawn from the market in the U.S. and in the EU. Orexigen Therapeutics, the developer of Contrave, received a CRL and reported that the CRL stated that before the NDA could be approved they must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese subjects treated with naltrexone/bupropion does not adversely affect the drug’s benefit-risk profile. According to Orexigen, the FDA requested a cardiovascular outcomes trial with an interim analysis to enable possible FDA approval of Contrave if the upper bound of the 95% confidence interval is less than 2. They further estimate that the interim analysis will require 87 major cardiovascular events (CV death, myocardial infarction and stroke) and will cost less than $100 million. If we are required to complete a long-term cardiovascular safety outcomes study for Qnexa pre-approval, the ultimate approval may be delayed for several years and, whether a long-term cardiovascular safety outcomes study is required pre- or post-approval, the overall cost of the development program will significantly increase.

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

If one of our investigational drug candidates is approved by the FDA or by another regulatory authority for a territory outside of the U.S., we will be required to comply with extensive regulations for drug manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the investigational drug candidates or to whom and how we may distribute our products. Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a drug’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Qnexa, if any, may include restrictions on use, including restrictions based on childbearing potential or pregnancy status, level of obesity and duration of treatment or a boxed warning related to concerns regarding antidepressants, antiepileptics or otherwise. If so, we may be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize Qnexa. The FDA may also require the distribution of a Medication Guide to patients outlining the increased risk of suicidal thinking or behavior in children and adolescents or other populations. The FDA could also require a registry to track the patients utilizing the drug or implement a REMS that could restrict access to the drug. The resubmission of the Qnexa NDA includes a contraindication that excludes the use of Qnexa by women of childbearing potential. The NDA resubmission also includes a proposed REMS. The proposed Pregnancy Category is “Category X” because weight loss is not recommended during pregnancy.

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

•                  restrictions on operations, including costly new manufacturing requirements; and

•                  product recalls or seizures.

We have an agreement with MTPC to supply the active pharmaceutical ingredient, or API, and the tablets for avanafil. The MTPC manufacturing sites for avanafil are subject to pre-approval inspections. If MTPC is unable to receive approval from the FDA or local or foreign authorities, and maintain ongoing FDA or local or foreign regulatory compliance, or manufacture avanafil API or tablets in sufficient quantities to meet projected demand, the approval, the commercial launch, and future sales of avanafil will be adversely effected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration for the commercialization of avanafil.

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

•                  in the case of avanafil, the ability to effectively promote the data that shows avanafil is effective in as early as 15 minutes after oral administration;

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

We have limited sales and marketing experience and no sales capabilities and we may not be able to effectively market and sell our investigational drug candidates, if approved, in the U.S. and/or internationally without a global pharmaceutical partner.

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

To market any of our investigational drug candidates outside of the U.S., we and our partners must comply with numerous and varying regulatory requirements of other countries. Approval procedures vary among countries and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from that required to obtain FDA approval. The regulatory approval process in other countries may include all of the risks associated with FDA approval as well as additional, presently unanticipated, risks. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. Failure to obtain regulatory approval in other countries or any delay or setback in obtaining such approval could have the same adverse effects detailed above regarding FDA approval in the U.S. As described above, such effects include the risks that our investigational drug candidates may not be approved for all indications requested, which could limit the uses of our investigational drug candidates and have an adverse effect on their commercial potential or require costly, post-marketing follow-up studies. On December 17, 2010, we filed an MAA, with the EMA for Qnexa Controlled-Release Capsules in the EU. The proposed indication in the EU is for the treatment of obesity, including weight loss and maintenance of weight loss, and should be used in conjunction with a mildly hypocaloric diet. If approved in the EU, Qnexa could be recommended for obese adult patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). The EMA’s review of Qnexa will follow their centralized marketing authorization procedure. In May 2011, we received the 120-day questions and anticipate submitting a response in the fourth quarter of 2011. We expect the CHMP to issue the 180-day opinion in the first quarter of 2012.  There can be no assurance that our response will be adequate or that our MAA will be approved by the EMA. If approved, Qnexa could receive marketing authorization in all EU member countries. The MAA was officially validated for central procedure on January 19, 2011.

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

In the case of avanafil, we rely on MTPC to supply the active pharmaceutical ingredient, or API, and the tablets. The MTPC manufacturing sites for avanafil are subject to pre-approval inspections by the FDA. If MTPC is unable to receive approval from the FDA or local or foreign authorities, and maintain ongoing FDA or local or foreign regulatory compliance, or manufacture avanafil API or tablets in sufficient quantities to meet projected demand, the approval, the commercial launch, and future sales of avanafil will be adversely effected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration for the commercialization of avanafil.

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

Current approved anti-obesity drugs include Xenical (orlistat), marketed by Roche, the over-the-counter version, alli, marketed by GlaxoSmithKline, and phentermine, in several dosage forms and strengths which are available from several generic manufacturers. Orlistat works by inhibiting lipase, thus preventing digestion and absorption of dietary fat in the gastrointestinal tract. Meridia (sibutramine) was previously marketed by Abbott Laboratories; however, in October 2010, Abbott Laboratories withdrew Meridia in the U.S. at the FDA’s request. The FDA requested the withdrawal because they believed Meridia’s risks were not justified compared with the modest weight loss that patients achieved on the drug. In January 2010, the EMA suspended the marketing authorization of sibutramine in Europe. The impact on Qnexa of the withdrawal of sibutramine is unknown at this time. There are several drugs in development for obesity including an investigational drug candidate, liraglutide (3.0 mg for subcutaneous injection), in Phase 3 clinical trials being developed by Novo Nordisk A/S and several other investigational drug candidates in Phase 2 clinical trials. Amylin Pharmaceuticals, Inc. and Takeda Pharmaceutical Company Limited announced that they have discontinued clinical activities in an ongoing Phase 2 study examining the safety and effectiveness of the investigational combination therapy pramlintide/metreleptin for the treatment of obesity. Arena Pharmaceuticals, Inc. and Orexigen Therapeutics, Inc. have each submitted an NDA to the FDA for their investigational obesity drug candidates. Neither of these investigational drug candidates was approved by the FDA citing concerns around carcinogenicity in the case of Arena and the need to complete a pre-approval cardiovascular outcomes study in the case of Orexigen. According to Orexigen, the FDA requested a cardiovascular outcomes trial with an interim analysis to enable possible FDA approval of Contrave if the upper bound of the 95% confidence interval is less than 2. They further estimate that the interim analysis will require 87 major cardiovascular events (CV death, myocardial infarction and stroke) and will cost less than $100 million. The future of the Arena and Orexigen compounds is uncertain at this time.

In June 2011, the FDA approved an NDA, pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FDCA), for Suprenza (phentermine hydrochloride) orally dissolving tablets, 15 mg and 30 mg to be marketed and distributed by Akrimax Pharmaceuticals, LLC of New Jersey. This new drug application provides for the use of Suprenza (phentermine hydrochloride) orally dissolving tablets, 15 mg and 30 mg as a short-term (a few weeks) adjunct in a regimen of weight reduction based on exercise, behavioral modification, and caloric restriction in the management of exogenous obesity for patients with an initial body mass index >30 kg/m2, or >27 kg/m2 in the presence of other risk factors (e.g., controlled hypertension, diabetes, hyperlipidemia). No clinical trials were conducted for Suprenza, rather drugs submitted for approval under section 505(b)(2) are typically approved through the use of bioequivalence studies which show blood levels of the active pharmaceutical ingredient (API) of the drug seeking approval are consistent with a those of that had been previously approved. We are uncertain as to the impact, if any, of the approval of Suprenza on the approvability or future commercial success of Qnexa.

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

Significant competitive therapies exist for avanafil in the form of oral medications marketed by Pfizer, Inc. under the name Viagra®, Cialis®, marketed by Eli Lilly and Company, and Levitra®, which is co-marketed by GlaxoSmithKline plc and Schering-Plough Corporation in the U.S. In 2010, the European Commission approved a new formulation of Levitra (vardenafil HCI). Levitra 10mg oral-disintegrating tablet, or ODT, is the first erectile dysfunction, or ED, medication available in an ODT form. In the U.S., the medication was approved in June 2010 and is marketed by GlaxoSmithKline and Merck & Co., Inc. under the tradename STAXYN™. We are uncertain how the launch of ODT vardenafil will impact the future commercial potential of avanafil.

There are currently three PDE5 inhibitors approved for the treatment of erectile dysfunction in the U.S.: sildenafil, vardenafil, and tadalafil. Worldwide sales of these products were in excess of $4.1 billion in 2010. As the patents for the three major PDE5 inhibitors currently being sold expire, generic PDE5s will enter the marketplace. Generic PDE5s would likely be sold at lower prices and may reduce the demand for avanafil and the prices we intend to charge for avanafil, if approved. For example, we are in discussion with MTPC about certain aspects of the license agreement relating to the manufacture and supply of avanafil. We have become aware that the cost of goods sold under this agreement may be higher than expected. As a result, we may charge more for avanafil, if approved, which could limit the profitability of avanafil. Failure to reach agreement with MTPC may have an adverse impact on the commercial future of avanafil. Additional PDE5 inhibitors are in various stages of development by other companies. Warner-Chilcott plc has licensed the U.S. rights to udenafil, a PDE5i from Dong-A. Warner-Chilcott continues the Phase 3 development of this compound for ED. In April 2010, Warner-Chilcott and Dong-A expanded their agreement to include the right to develop, and if approved, market, the treatment of lower urinary tract symptoms, or LUTS, associated with Benign Prostatic Hyperplasia, or BPH, in the U.S. and Canada. Recently, Cialis has been approved for treatment of enlarged prostate.

In March 2010, Pfizer brought a patent-infringement action in the U.S. District Court for the Eastern District of Virginia against Teva Pharmaceuticals USA, Inc., or Teva USA, and Teva Pharmaceutical Industries Ltd., or Teva Pharmaceutical Industries, which had filed an abbreviated new drug application with the FDA seeking approval to market a generic version of Viagra. Teva USA and Teva Pharmaceutical Industries assert the invalidity and non-infringement of the Viagra use patent, which expires in 2019, but have not challenged the basic patent, which expires in 2012. In August 2011, Pfizer prevailed in this case against Teva. In October 2010, Pfizer filed a patent-infringement action with respect to Viagra in the U.S. District Court for the Southern District of New York against Apotex Inc. and Apotex Corp., Mylan Pharmaceuticals Inc. and Mylan Inc., Actavis and Amneal Pharmaceuticals LLC. These generic manufacturers have filed abbreviated new drug applications with the FDA seeking approval to market their generic versions of Viagra. They assert the invalidity and non-infringement of the Viagra use patent, but have not challenged the basic patent.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our investigational drug candidates. Our competitors may also develop drugs or surgical approaches that are more effective, more useful and less costly than ours and may also be more successful in manufacturing and marketing their products. In addition, our competitors may be more effective in commercializing their products. We currently outsource our manufacturing and therefore rely on third parties for that competitive expertise. There can be no assurance that we will be able to develop or contract for these capabilities on acceptable economic terms, or at all. Orexigen Therapeutics, manufacturers of Contrave, an investigational drug for the treatment of obesity, received a CRL from the FDA requesting that a long-term, randomized, placebo-controlled cardiovascular outcomes study be completed prior to refiling the NDA. According to Orexigen, the FDA requested a cardiovascular outcomes trial with an interim analysis to enable possible FDA approval of Contrave if the upper bound of the 95% confidence interval is less than 2. They further estimate that the interim analysis will require 87 major cardiovascular events (CV death, myocardial infarction and stroke) and will cost less than $100 million. To date, the FDA has not requested that we perform any additional studies, including cardiovascular outcome studies pre-approval, other than FORTRESS. Cardiovascular outcomes studies can take several years, cost tens to hundreds of millions of dollars and may result in showing an increased risk for major adverse cardiovascular events for patients in the treatment arm. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, which could impact the commercialization of Qnexa, if approved. In addition, if any regulatory agency were to require additional studies, pre- or post-approval, the impact on the timing of approval and, if approved, commercialization of Qnexa, avanafil or any of our investigational drug candidates, could be delayed or adversely impacted.

If our raw material supplier fails to supply us with the active pharmaceutical ingredients, or APIs, for our investigational drug candidates, for which availability is limited, we may experience delays in our investigational drug candidate development and commercialization.

We currently do not have supply agreements in place for phentermine or topiramate, the APIs used in our investigational drug candidate, Qnexa, nor do we have a supply agreement for the commercial manufacture of Qnexa, if approved. There can be no guarantees that we will be able to enter into such agreements under reasonable terms, if at all. We cannot guarantee that should we be successful in entering into such agreements we will be able to obtain the necessary prior regulatory approvals for these suppliers. MTPC manufactures the API and the tablets for avanafil. To date, MTPC has never manufactured commercial quantities of API or tablets for us. The MTPC manufacturing sites for avanafil are subject to pre-approval inspections by the FDA. If MTPC is unable to receive approval from the FDA or local or foreign regulators and maintain ongoing FDA or local or foreign regulatory compliance, or manufacture avanafil API or tablets in sufficient quantities to meet projected demand, the approval, the commercial launch, and future sales of avanafil will be adversely effected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration for the commercialization of avanafil.

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

We expect to experience pricing pressures in connection with the sale of our investigational drug candidates, if approved, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain reimbursement coverage for our investigational drug candidates or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our investigational drug candidates and our business will be harmed. Congress has enacted healthcare reform and may enact further reform, which could adversely affect the pharmaceutical industry as a whole, and therefore could have a material adverse effect on our business.

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

We may face competition from the off-label use of other dosage forms of the generic components in our investigational drug candidates. In addition, others may attempt to commercialize our investigational drug candidate combinations in countries or other markets where we do not have patent protection for all of our investigational drug candidates. In particular, it is possible that patients will seek to acquire the generic components of our investigational drug candidate Qnexa (phentermine and topiramate). The off-label use of the generic components in the U.S. or the importation of the generic components from foreign markets could adversely affect the commercial potential for our investigational drug candidates and adversely affect our overall business and financial results.

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

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least through 2012. However, we anticipate that we will be required to obtain additional financing to fund the development of our research and development pipeline in future periods as well as to support the possible launch of any approved products. Our future capital requirements will depend upon numerous factors, including:

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

•                  our ability to successfully commercialize by establishing marketing partnerships for avanafil, if approved, in the U.S. and worldwide;

•                  MTPC’s ability to obtain regulatory approval to manufacture and adequately supply avanafil for commercial use;

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

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. We have financed our operations, and we expect to continue to finance our operations, primarily by issuing and selling our common stock. In light of our need for additional financing, we may issue additional shares of common stock that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. For example, on August 23, 2011, we sold 6,889,098 shares of our common stock through a registered direct offering at a price of $6.65 per share resulting in gross proceeds to us of $45.8 million. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. To raise additional capital, we may chose to issue additional securities at any time and at any price.

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

Our investment in the clinical development and manufacture of a commercial supply of Qnexa and the clinical development of avanafil may not result in any benefit to us if Qnexa and avanafil are not approved for commercial sale.

We have invested significant resources in the clinical development of Qnexa and avanafil. We are planning for and may invest significant resources now in preparation for marketing approval and planning for manufacture of commercial supply and sales and marketing. Our engagement in these resource-intensive activities puts significant investment at risk if we do not obtain regulatory approval and successfully commercialize Qnexa and avanafil in the U.S. On October 28, 2010, we received a Complete Response Letter, or CRL, regarding the NDA for Qnexa as a treatment for obesity. The CRL stated that in its current form, the NDA for Qnexa was not approvable.

There is no assurance that our development of Qnexa and avanafil will lead successfully to regulatory approval, or that obtaining regulatory approval will lead to commercial success. If Qnexa and avanafil are not approved for commercial sale or if their development is delayed for any reason, our full investment in Qnexa and avanafil may be at risk, and, in the case of Qnexa, we may be forced to write-off existing inventory, face significant costs to dispose of unusable inventory, and, in the case of both Qnexa and avanafil, our business and financial condition could be materially adversely affected.

The investment of our cash balance and our available-for-sale securities are subject to risks which may cause losses and affect the liquidity of these investments.

At September 30, 2011, we had $71.5 million in cash and cash equivalents and $83.8 million in available-for-sale securities. While at September 30, 2011 our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by the Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. Although the U.S. congress was able to resolve the debt ceiling issue in time to avoid default, the major credit rating agencies have expressed their ongoing concern about the high levels of debt that the U.S. government has taken on. Standard & Poor’s announced that it had revised its outlook on the long-term credit rating of the United States to negative, which could affect the trading market for U.S. government securities. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. treasury securities as of September 30, 2011. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

We have an accumulated deficit of $334.8 million as of September 30, 2011 and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $334.8 million for the period from our inception through September 30, 2011, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

Our ability to utilize our net operating loss carryforwards to offset future taxable income may be limited.

As of December 31, 2010, we had approximately $244.8 million and $132.9 million of net operating loss, or NOL, carryforwards with which to offset our future taxable income for federal and state income tax reporting purposes, respectively. We used $121.2 million federal and $32.2 million state NOLs to offset our year ended December 31, 2007 federal and state taxable income, which included the $150 million in gain recognized from the Evamist sale. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including significant change in ownership interest. Should this occur, our future ability to use NOLs to offset taxable earnings would be limited in accordance with the Internal Revenue Code.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as Exhibits to this report:

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1	(4)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated November 8, 2011, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated November 8, 2011, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

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

Date: November 8, 2011	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Senior Vice President, Finance and Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER		DESCRIPTION

3.1	(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	(2)	Amended and Restated Bylaws of the Registrant.

3.3	(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1	(4)	Specimen Common Stock Certificate of the Registrant.

4.2	(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

31.1		Certification of Chief Executive Officer, dated November 8, 2011, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer, dated November 8, 2011, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

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