Form 10-K
period 2011-12-31
VIVUS INC
filed 2012-02-28
CIK 881524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2011 totaled approximately $665,084,935 based on the closing stock price as reported by the NASDAQ Global Market.

          As of February 17, 2012, there were 89,147,239 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K part
Portions of the Registrant's notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of December 31, 2011 are incorporated by reference into Part III of this report.	III, ITEMS 10, 11, 12, 13, 14

VIVUS, INC.
FISCAL 2011 FORM 10-K
INDEX

PART I
FORWARD-LOOKING STATEMENTS

        This Form 10-K contains "forward-looking" statements that involve risks and uncertainties. These statements typically may be identified by the use of forward looking words or phrases such as "may," "believe," "expect," "forecast," "intend," "anticipate," "predict," "should," "planned," "likely," "opportunity," "estimated," and "potential," the negative use of these words or other similar words. All forward looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) the response from the United States Food and Drug Administration, or FDA, to our resubmission of the New Drug Application, or NDA, for Qnexa® for the treatment of obesity, including weight loss and maintenance of weight loss, recommended for obese patients (BMI ≥30 kg/m2), or overweight patients (BMI ≥27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity), with a contraindication that excludes the use of Qnexa by women who are pregnant; (2) the timing and final results of the retrospective observational study of fetal outcomes in infants born to mothers exposed to topiramate during pregnancy, or FORTRESS; (3) the reliability of the electronic medical claims healthcare databases used in FORTRESS; (4) the FDA's interpretation of and agreement with the information VIVUS submitted relating to teratogenicity and cardiovascular safety; (5) the FDA's interpretation of the data from our SEQUEL study (OB-305) and Sleep Apnea study (OB-204); (6) that we may be required to provide further analysis of clinical trial data; (7) our response to questions and requests for additional information including additional pre-clinical or clinical studies from the European Medicines Agency, or EMA, and the Committee for Medicinal Products for Human Use, or CHMP, of the Marketing Authorization Application, or MAA, for Qnexa; (8) the results of external studies to assess the teratogenic risk of topiramate; (9) results of the upcoming advisory committee meeting on cardiovascular assessment for obesity drugs; (10) whether or not the FDA chooses to follow the recommendation of the second advisory committee in its vote in favor of approval of Qnexa; (11) the impact, if any, of the agreement and initiation by one of our competitors with an obesity compound to conduct or complete a cardiovascular outcomes study pre-approval; (12) impact on future sales based on specific indication and contraindications contained in the label and extent of the Risk Evaluation and Mitigation Strategy, or REMS and distribution system for Qnexa, if approved; (13) the FDA's response to the NDA filed for avanafil; (14) our ability to successfully commercialize or establish a marketing partnership for avanafil or our partner's ability to obtain and maintain regulatory approval to manufacture and adequately supply avanafil for commercial use; (15) our history of losses and variable quarterly results; (16) substantial competition; (17) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (18) uncertainties of government or third party payer reimbursement; (19) our reliance on sole source suppliers; (20) our limited sales and marketing efforts and our reliance on third parties; (21) failure to continue to develop innovative investigational drug candidates and drugs; (22) risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations; (23) our ability to demonstrate through clinical testing the safety and effectiveness of our investigational drug candidates; (24) our dependence on the performance of our collaborative partners; (25) the timing of initiation and completion of clinical trials and submissions to the FDA or foreign authorities; (26) the volatility and liquidity of the financial markets; (27) our liquidity and capital resources; (28) our expected future revenues, operations and expenditures; (29) our ability to successfully create a commercial infrastructure in the United States to launch Qnexa, if approved, on our own; and (30) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as "Item 1A. Risk Factors."

Item 1.    Business

Overview

        VIVUS, Inc. is a biopharmaceutical company, incorporated in 1991 as a California corporation and reincorporated in 1996 as a Delaware corporation, dedicated to the development and commercialization of therapeutic drugs for large underserved markets, including obesity and related morbidities, such as sleep apnea and diabetes and men's sexual health. Obesity remains an epidemic and in the United States alone, the Centers for Disease Control, or CDC, estimates that over 108 million people are obese or overweight. In the European Union estimates are that 50% of adults are obese or overweight. With respect to men's sexual health, annual sales of approved drugs for erectile dysfunction currently exceed $4 billion.

        Currently, our investigational drug candidate, Qnexa, is under review by regulators for approval as a treatment for obesity in the U.S. and the European Union. On October 28, 2010, we received a Complete Response Letter, or CRL, regarding the NDA for Qnexa as a treatment for obesity. The CRL stated that in its current form, the NDA for Qnexa was not approvable. The CRL included the following areas: clinical, labeling, REMS, safety update, and drug scheduling. In the clinical section of the CRL, the FDA requested a comprehensive assessment of topiramate's and Qnexa's teratogenic potential including a detailed plan and strategy to evaluate and mitigate the potential teratogenic risks in women of childbearing potential taking the drug for the treatment of obesity. In addition, the FDA asked us to provide evidence that the elevation in heart rate (mean 1.6 beats per minute on the top dose) associated with Qnexa does not increase the risk for major adverse cardiovascular events. The FDA requested that we formally submit the results from the completed SEQUEL study (OB-305), a 52-week extension study for a subset of 675 patients who completed the previously reported 56-week CONQUER study. The FDA reserved the right to comment further on proposed labeling. On REMS, the FDA requested that a discussion of an already submitted REMS plan be continued after we submitted the written response. The agency also requested a safety update of any new adverse events be submitted with the NDA. Finally, the FDA stated that if approved, Qnexa would be a Schedule IV drug due to the phentermine component. No new clinical studies were requested in the CRL.

        On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss the items contained in the CRL and the information we planned to include in the resubmission of the NDA for Qnexa. In anticipation of the meeting, we provided a briefing document that included comprehensive assessment of the teratogenic potential of topiramate including analyses integrating existing non-clinical and clinical data. In the Qnexa studies, which included 15 offspring from women exposed to Qnexa or topiramate, there were no reports of any congenital malformations. In addition, we provided several new analyses including cardiovascular data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies to demonstrate that Qnexa does not increase the risk for major cardiovascular events and that the observed increases in heart rate, which occurred in some patients over the course of the clinical program, did not increase the risk of major cardiovascular events, as evidenced by adverse events reported in the trial. We also provided a synopsis of the final study report for the SEQUEL study. At the meeting, an overview was provided of the teratogenicity and cardiovascular risk material covered by the background package. The discussion also included elements of our proposed REMS program for Qnexa. The primary focus of the FDA at the meeting, however, concerned the teratogenic potential for topiramate, specifically the incidence of oral clefts observed in the North American AED Pregnancy Registry and in the UK Epilepsy and Pregnancy Registry. The FDA requested that we assess the feasibility of performing a retrospective observational study utilizing existing electronic medical claims healthcare databases to review fetal outcomes, including the incidence of congenital malformations and oral cleft, in the offspring of women who received prophylaxis treatment with 100 mg of topiramate for migraine during pregnancy, or the Feasibility Assessment. We held a follow up meeting with the FDA on April 14, 2011 to discuss the Feasibility Assessment. We reached agreement with the FDA on the retrospective observational study objectives and design, primary endpoints, and eligibility criteria. During the April 2011 meeting, it was agreed the study would be expanded to include all doses of topiramate and all diagnoses. It was also agreed that the results would be stratified and that the diagnoses of those exposed to topiramate would be matched with control groups with similar diagnoses and patient profiles. The co-primary endpoints were the relative risk of major congenital malformations and oral cleft in infants born to mothers exposed to topiramate during pregnancy as compared to a control group that was not exposed to topiramate during pregnancy. The retrospective observational study was called FORTRESS, for Fetal Outcome Retrospective TopiRamate ExpoSure Study.

        On September 15, 2011, we announced that following a teleconference we had reached agreement with officials of the Division of Metabolism and Endocrinology Products, or DMEP, of the FDA on a plan that allowed for an early resubmission of the Qnexa NDA for the treatment of obesity. Based on this agreement, we resubmitted the Qnexa NDA on October 17, 2011, prior to completion of FORTRESS, and the FDA accepted the NDA for filing. On February 22, 2012, the Food and Drug Administration held a second meeting of the Endocrinology and Metabolic Drugs Advisory Committee, or the Advisory Committee, to discuss the additional data submitted for Qnexa. The FDA asked the Advisory Committee to discuss the following: 1) their interpretation of the available data regarding teratogenicity of topiramate, including whether they believe the data indicate an increase in the risk for oral clefts; 2) the potential strengths and weaknesses of the proposed teratogenicity risk management strategy for Qnexa; 3) the clinical significance of the changes in blood pressure and heart rate in overweight and obese patients treated with Qnexa versus placebo, taking into account the reported changes in antihypertensive therapy; and 4) whether the available data for Qnexa warrant that a cardiovascular outcomes trial be conducted prior to approval. The FDA requested the Advisory Committee to vote on whether, after considering all the available data included in the NDA and the discussions held at the meeting on February 22, 2012, including the questions referred to above, the overall benefit-risk assessment of Qnexa supports its approval for the treatment of obesity in individuals with a BMI ≥ 30 kg/m2 or a BMI ≥ 27 kg/m2 with weight related co-morbidities. The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA that was submitted for Qnexa in October 2011. The Prescription Drug User Fee Act, or PDUFA, target date for Qnexa is April 17, 2012.

        The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI ≥ 30 kg/m2), or overweight patients (BMI ≥ 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). The proposed labeling for Qnexa submitted on October 17, 2011 included a contraindication that excluded the use of Qnexa by women of childbearing potential. The proposed Pregnancy Category is "Category X".

        In January 2012, we announced that following discussions with FDA officials, we were asked to remove the Qnexa contraindication for women of childbearing potential contained in the proposed label. Qnexa would remain contraindicated for women who are pregnant. A contraindication typically indicates that a drug should not be used because the risk of use clearly outweighs any possible therapeutic benefit for that population.

        Included with the October 17, 2011 resubmission of the Qnexa NDA was a proposed REMS. We are currently revising our proposed REMS based on the change in the contraindication. We have discussed the submitted REMS with the FDA and the details of the Qnexa REMS were discussed during the Endocrinologic and Metabolic Drugs Advisory Committee, held February 22, 2012. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. Neither the details of this study, nor the REMS, have been agreed to with the FDA.

        Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA.

        Top-line preliminary results from FORTRESS were announced in December 2011. FORTRESS identified 1,945 mother-infant dyads exposed to topiramate either alone (monotherapy) or in combination with other antiepileptic agents (polytherapy) in the first trimester of pregnancy, or the Total Topiramate Cohort. Among the Total Topiramate Cohort, 1,740 dyads were exposed to topiramate monotherapy, or the Topiramate Monotherapy Cohort. There were 5 oral clefts in the Topiramate Monotherapy Cohort for a prevalence rate of 0.29% (5/1,740). This prevalence rate was compared to a control group of infants of women who had previously taken antiepileptic drugs including topiramate but not during the pregnancy of interest, or the Formerly Exposed Cohort. The prevalence rate for the Formerly Exposed Cohort was 0.16% (21/13,512). The prevalence ratio for Topiramate Monotherapy Cohort versus the Formerly Exposed Cohort was 1.88 (center-standardized, 95% CI 0.70-5.03).

        FORTRESS analyzed data from a second control group, infants of women with similar medical profiles to the Total Topiramate Cohort regardless of prior antiepileptic drug use (the "Similar Medical Profile Cohort"). There were 9 oral clefts from a sample of 13,614 dyads in the Similar Medical Profile Cohort, for a prevalence of 0.07%. One data source reported an anomalously low prevalence of oral clefts in the sample from the Similar Medical Profile Cohort. To investigate this finding, investigators performed repeated multiple re-sampling from the group of dyads who were eligible for this cohort and determined that the oral clefts prevalence observed in the cohort was likely due to random error. Based on these findings, the FDA requested that we utilize all of the available data in the entire Similar Medical Profile Cohort to determine the background prevalence of oral cleft. Using the entire Similar Medical Profile Cohort, the background prevalence of OC was found to be 0.16% (383/247614), and the Prevalence Ratio compared to the Topiramate Monotherapy cohort, standardized for center was 1.8 (95% CI 0.8-4.4).

        As part of FORTRESS, Major Congenital Malformations, or MCMs, are being evaluated. The MCM analysis is ongoing. The FORTRESS findings are based on a claims-only analysis. All of the results of the study are considered to be preliminary until the results are validated. The results will be final when validation is completed, which is expected in the third quarter of 2012.

        On December 17, 2010, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for Qnexa Controlled-Release Capsules in the European Union, or EU. The proposed indication in the EU is for the treatment of obesity, including weight loss and maintenance of weight loss, and should be used in conjunction with a mildly hypocaloric diet. The EMA's review of Qnexa will follow their centralized marketing authorization procedure. If approved, Qnexa could receive marketing authorization in all 27 EU member countries. The MAA was officially validated for central procedure on January 19, 2011. If approved in the EU, Qnexa could be recommended for obese adult patients (BMI ≥ 30 kg/m2), or overweight patients (BMI ≥ 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). In Europe, approximately 150 million adults are considered overweight or obese, and the prevalence is rising rapidly. According to EMA guidelines for medicinal products used in weight control, a demonstration of weight loss of at least 10% of baseline weight, which is at least statistically greater than that associated with placebo, is considered to be a valid primary efficacy criterion. Based on the results of the Phase 3 program, we believe Qnexa has met this efficacy criterion set by the EMA for obesity therapies. In addition, the mean weight loss for the mid and top dose of Qnexa at the end of two years was 10.4% and 11.4%, respectively, which we believe met the efficacy benchmark set by the EMA for obesity therapies. These results were shown to be associated with significant improvements in weight-related co-morbidities such as hypertension, dyslipidemia and diabetes. The MAA is comprised of data from over 4,500 overweight or obese patients with a broad range of weight-related co-morbidities. Two-year, double-blind data from SEQUEL (OB-305) were also included in the filing to demonstrate durability of treatment response and long-term safety.

        In May 2011, we received a response to our MAA from the CHMP. The response was in the form of the "120-day questions." The 120-day questions covered a broad range of topics including, without limitation, issues relating to phentermine, which include historical concerns regarding its potential association with valvulopathy and pulmonary hypertension; heart rate and limited long-term safety data in high-risk patients; and known and suspected effects of topiramate which include CNS and teratogenic potential. The CHMP also had questions concerning our proposed risk management plan for Qnexa. The 120-day questions were consistent with the issues previously raised in the FDA review process. We met with representatives from the CHMP in September 2011 to seek clarification on certain questions. We submitted our response to the 120-day questions in the fourth quarter of 2011. In January 2012, we received the 180-day List of Outstanding Issues, or 180-day LOI, from the CHMP. In order to perform additional analyses to allow further insights into the data as previously presented, we requested and have received a two-month extension to respond to the 180-day LOI. The 180-day LOI contained requests for additional information including risk minimization activities to address various issues relating to cardiovascular, neuropsychiatric and potential teratogenic effects of Qnexa. In addition, we were asked to discuss the benefit/risk of the different doses of Qnexa, its potential use in different patient populations, and the expected long-term benefit of treatment with Qnexa. We are preparing our response, which we plan to submit in the second quarter of 2012. There can be no assurance that our response will be adequate or that our MAA will be approved by the CHMP.

        In May 2011, the Journal of the American Medical Association published the results of a study entitled, Newer-Generation Antiepileptic Drugs and the Risk of Major Birth Defects by Ditte Mølgaard-Nielsen, MSc, Anders Hviid, MSc, DrMedSci (JAMA. 2011;305(19):1996-2002). The study was a population-based cohort study of 837,795 live-born infants in Denmark from January 1, 1996, through September 30, 2008. Individual-level information on dispensed antiepileptic drugs to mothers, birth defect diagnoses, and potential confounders was obtained from compulsory nationwide health registries. The main outcome measures were Prevalence Odds Ratios (PORs) of any major birth defect diagnosed within the first year of life by fetal exposure to antiepileptic drugs.

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

        On August 15, 2011, during the International Conference on Pharmacoepidemiology & Therapeutic Risk Management, a new study assessing the risk of oral clefts in topiramate-exposed pregnancies was presented. The presentation entitled "Use of Topiramate and the Risk of Oral Clefts" contained an analysis of data from two large databases including the CDC's National Birth Defects

Prevention Study and the Birth Defect Study from the Slone Epidemiology Center at Boston University, together the Slone Study. Data from this new study demonstrated no increase in relative risk of overall major malformations (odds ratio 1.0; 95% CI 0.4-3.2), which provides supporting evidence that topiramate is not a major teratogen. The analysis did indicate an increased risk for oral cleft malformation may be associated with topiramate; however, we believe the magnitude of risk was substantially lower than data reflected in the current topiramate label. The Slone Study provides alternative methodology to assess relative risk with topiramate. The Slone Study assessed all malformations reported in two case-controlled surveillance programs, the Slone Epidemiology Center Birth Defects Study, or SBDS, and the CDC's National Birth Defects Prevention Study, or NBDPS. In contrast to other available studies, which assess relative risk based on total topiramate exposure, this analysis assessed the relative risk based on the proportion of identified malformations that were exposed to topiramate. The study identified a total of approximately 34,000 major congenital malformations (11,000 from SBDS and 23,000 from NBDPS), including approximately 3,000 oral cleft malformations (800 SBDS and 2,200 NBDPS). Topiramate exposure during the first trimester of pregnancy was reported in 15 of the major malformations and seven of the oral clefts. There were no reports of isolated cleft palate in the topiramate-exposed pregnancies. Pooled data from the two databases showed a relative risk for oral cleft of 5.4 (95% CI 1.5-20.1). Results were pooled due to the small number of topiramate-exposed pregnancies in the individual databases. In the SBDS data base, three topiramate-exposed oral clefts were reported, producing a relative risk of 10.1 (95% CI 1.1-129.2). In the NBDPS data base, four topiramate-exposed oral clefts were reported, producing a relative risk of 3.6 (95% CI 0.7-20.0). The signal of potential risk from these new data is substantially lower than reported from the North American AED (9.6x) and UK pregnancy (16x) registries.

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

        On September 27, 2011, a poster authored by Dr. Mark W. Green, Director of the Center for Headache and Pain Medicine and Professor of Neurology and Anesthesiology at the Mount Sinai School of Medicine, was presented at the American Neurological Association Meeting in San Diego, CA. In addition to the topiramate exposure data previously reported, the results included the rate of MCMs and OCs in two new control groups, a migraine without epilepsy group, and a sub-group of patients exposed to acute- and preventive migraine drugs, or APMD, during pregnancy. The incident rate of oral clefts and major congenital malformations in the topiramate-exposed group was compared to OC and MCM incident rates in three non-topiramate-exposed control groups: a migraine without epilepsy group, a group of patients exposed to acute-preventive migraine drugs, or APMD, during pregnancy, and a diabetes group. The study found that the risk for MCMs in infants born to diabetic mothers was significantly higher than seen in infants exposed to TPM in utero. The MCM and OC rates seen in the diabetes control group are comparable to those reported in the literature. Consistency of these data compared to published references for the diabetes control group and the random sample provides assurance that this data would likely be representative of other clinical settings.

        The study, funded by VIVUS, was conducted utilizing Wolters Kluwer datasets from the United States and followed patients' Pharmacy and Medical Claims (births from January 2003—December 2010) and covered an estimated 177 million lives. Probable exposure during pregnancy was refined using data on script fill date, days of medication supplied, infant birth date, and ICD-9 codes for birth term. We included the results of this study in the October 17, 2011 resubmission of the Qnexa NDA.

        A label update for topiramate was approved in July 2011. The updated label for topiramate reflects a lower than previously reported relative risk of oral cleft. In March 2011, based on data from the North American antiepileptic registry, the reported prevalence of oral cleft from topiramate exposure was 1.4% as compared to a historical control of 0.07%. In July 2011, the label was revised and now includes a prevalence rate for oral cleft of 1.2% (4/321). The historical control was corrected to 0.12%, which is more in line with the expected background rate in the general population. More importantly, the relative risk calculation dramatically improved from 21.3 to 9.6. At the same time, the REMS for topiramate was discontinued as the FDA determined that the Medication Guide, included as part of the labeling, adequately addressed public health risks.

        In addition to Qnexa, we have an investigational drug candidate, avanafil, to treat erectile dysfunction, or ED. We have completed the Phase 3 clinical studies for avanafil and we filed an NDA with the FDA in June 2011. The NDA has been accepted and we have a PDUFA target date of April 29, 2012. In clinical studies, avanafil has demonstrated a fast onset of action, with full efficacy reported in some patients in as early as 15 minutes after administration. The unique profile of avanafil suggests that the compound may be selective. Greater selectivity can potentially result in lower incidence of the side effects associated with activation of non-phosphodiesterase type 5, or non-PDE5 isozymes.

  Our Future

        Our goal is to build a successful biopharmaceutical company through the development and commercialization of innovative proprietary drugs. We intend to achieve this by:

  •
  seeking regulatory approval for Qnexa for the treatment of obesity in the U.S. and the EU and other territories worldwide;

  •
  seeking regulatory approval for avanafil for the treatment of ED in the U.S., the EU and other territories worldwide;

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

        We have funded operations primarily through private and public offerings of our common stock, through the sale of the rights to Evamist and through sales of our former product, MUSE (alprostadil). We expect to generate future net losses due to increases in operating expenses as our various investigational drug candidates are advanced through the various stages of clinical development and for pre-commercialization activities. In connection with the sale of Evamist, to date we have received an aggregate of $150 million. On November 5, 2010, we sold MUSE to Meda A.B., for which we received an upfront payment of $22 million upon the closing and are eligible to receive an additional $1.5 million based on future sales of MUSE, provided that certain sales milestones are reached. As of December 31, 2011, we have incurred a cumulative deficit of $346.3 million and expect to incur operating losses in future years.

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

        On October 17, 2011, we resubmitted the Qnexa NDA and the FDA accepted the NDA for filing. On February 22, 2012, the FDA held an Advisory Committee meeting to discuss the additional information contained in the resubmitted NDA. . The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA that was submitted for Qnexa in October 2011. The PDUFA target date for Qnexa is April 17, 2012.

        The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI ≥ 30 kg/m2), or overweight patients (BMI ≥ 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). The proposed labeling for Qnexa submitted on October 17, 2011 included a contraindication that excluded the use of Qnexa by women of childbearing potential. The proposed Pregnancy Category is "Category X".

        In January 2012, we announced that following discussions with FDA officials, we were asked to remove the Qnexa contraindication for women of childbearing potential contained in the proposed label. Qnexa would remain contraindicated for women who are pregnant. A contraindication typically indicates that a drug should not be used because the risk of use clearly outweighs any possible therapeutic benefit for that population.

        Included with the October 17, 2011 resubmission of the Qnexa NDA was a proposed REMS. We are currently revising our proposed REMS based on the change in the contraindication. We have discussed the submitted REMS with the FDA and the details of the Qnexa REMS were discussed during the Endocrinologic and Metabolic Drugs Advisory Committee, held February 22, 2012. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. Our proposed objective is to evaluate the safety and superiority of Qnexa in reducing cardiovascular morbidity and mortality in obese patients with cardiovascular disease or multiple cardiovascular disease risk factors. Neither the details of this study, nor the REMS, have been agreed to with the FDA. There can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA.

        In the EU, the MAA for Qnexa is currently under review through the centralized procedure. In May 2011, we received the 120-day questions from the CHMP. We submitted our response to the 120-day questions in the fourth quarter of 2011. In January 2012, we received the 180-day LOI from the CHMP. In order to perform additional analyses to allow further insights into the data as previously presented, we requested and have received a two-month extension to respond to the 180-day LOI. The 180-day LOI contained requests for additional information including risk minimization activities to address various issues relating to cardiovascular, neuropsychiatric and potential teratogenic effects of Qnexa. In addition, we were asked to discuss the benefit/risk of the different doses of Qnexa, its potential use in different patient populations, and the expected long-term benefit of treatment with Qnexa. We are preparing our response, which we plan to submit in the second quarter of 2012. There can be no assurance that our response will be adequate or that our MAA will be approved by the CHMP.

        We submitted an NDA for avanafil, our second late-stage investigational drug candidate, for the treatment of erectile dysfunction in June 2011 and expect to submit the MAA in the first quarter of 2012. Our investigational drug candidates are summarized as follows:

Drug	Indication	Status	Commercial rights
Qnexa (phentermine
and topiramate CR)	Obesity	Phase 3 studies completed; NDA submitted; CRL received; NDA resubmitted; PDUFA date April 17, 2012	Worldwide
MAA under review in EU; 180-day LOI received. Response expected to be submitted in Q2 2012.
Qnexa (phentermine
and topiramate CR)	Obstructive Sleep Apnea	Phase 2 study completed	Worldwide
Qnexa (phentermine
and topiramate CR)	Diabetes	Phase 2 study completed	Worldwide
Avanafil
(PDE5 inhibitor)	Erectile dysfunction	Phase 3 completed; NDA submitted; PDUFA date April 29, 2012	Worldwide license from Mitsubishi Tanabe Pharma Corporation (excluding certain Asian markets)
MAA preparation and submission in progress

Qnexa for Obesity

        Obesity is a chronic disease condition that affects millions of people and often requires long-term or invasive treatment to promote and sustain weight loss. In the National Health and Nutrition Examination Survey, or NHANES, conducted for 2007-2008, 68% of adults in the U.S. (72.3% of men and 64.1% of women) were classified as overweight, defined as a body mass index, or BMI > 25, and 33.8% were obese (BMI > 30). The percentage of American men and women classified as overweight and obese has more than doubled since 1962. Researchers fear that the percentage of American adults that are obese could climb as high as 43% in the next 10 years. Obesity is the second leading cause of preventable death in the U.S. According to a study performed by the Centers for Disease Control and Prevention, or CDC, as reported in the Journal of the American Medical Association, an estimated 112,000 excess deaths a year in the U.S. are attributable to obesity. Additionally, Americans spend more than $30 billion annually on weight-loss products and services.

        Qnexa is our proprietary oral investigational drug candidate for the treatment of obesity, incorporating low doses of active ingredients from two previously approved drugs, phentermine and topiramate. We believe that by combining these compounds, Qnexa targets excessive appetite and high threshold for satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. Qnexa is a once-a-day capsule containing a proprietary formulation of extended-release phentermine and topiramate. Our first U.S. patent on Qnexa (U.S. 7,056,890 B2) and our EU patent on Qnexa (EU EP 1187603) both expire in 2020.

        On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss our planned response to the CRL received on October 28, 2010, regarding the NDA for Qnexa as a treatment for obesity. The CRL stated that in its current form, the NDA for Qnexa was not approvable. The CRL included the following areas: clinical, labeling, REMS, safety update, and drug scheduling. In the clinical section of the CRL, the FDA requested a comprehensive assessment of topiramate's and Qnexa's teratogenic potential including a detailed plan and strategy to evaluate and mitigate the potential teratogenic risks in women of childbearing potential taking the drug for the treatment of obesity. In addition, the FDA asked us to provide evidence that the elevation in heart rate (mean 1.6 beats per minute on the top dose) associated with Qnexa does not increase the risk for major adverse cardiovascular events. The FDA requested that we formally submit the results from the completed SEQUEL study (OB-305), a 52-week extension study for a subset of 675 patients who completed the previously reported 56-week CONQUER study. The FDA reserved the right to comment further on proposed labeling. On REMS, the FDA requested that a discussion of an already-submitted REMS plan be continued after we submitted the written response. The agency also requested a safety update of any new adverse events be submitted with the NDA. Finally, the FDA stated that if approved, Qnexa would be a Schedule IV drug due to the phentermine component. No new clinical studies were requested in the CRL.

        In anticipation of the meeting held with the FDA on January 19, 2011, we provided a briefing document that included comprehensive assessment of the teratogenic potential of topiramate including analyses integrating existing non-clinical and clinical data. In the Qnexa studies, which included 15 offspring from women exposed to Qnexa or topiramate, there were no reports of any congenital malformations. In addition, we provided several new analyses including cardiovascular data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies to demonstrate that Qnexa does not increase the risk for major cardiovascular events and that the observed increases in heart rate, which occurred in some patients over the course of the clinical program, did not increase the risk of major cardiovascular events, as evidenced by adverse events reported in the trial. We also provided a synopsis of the final study report for the SEQUEL study. At the meeting, an overview was provided of the teratogenicity and cardiovascular risk material covered in the background package. The discussion also included elements of our proposed REMS program for Qnexa. The primary focus of the FDA at the meeting, however, concerned the teratogenic potential for topiramate. The FDA requested that we complete the Feasibility Assessment. The Feasibility Assessment is complete and in April 2011 we again met with the FDA and agreed to conduct the retrospective observational study, FORTRESS. On October 17, 2011, we resubmitted the Qnexa NDA and the FDA accepted the NDA for filing. On February 22, 2012, the Food and Drug Administration held a second meeting of the Endocrinology and Metabolic Drugs Advisory Committee, or the Advisory Committee, to discuss the additional data submitted for Qnexa. The FDA asked the Advisory Committee to discuss the following: 1) their interpretation of the available data regarding teratogenicity of topiramate, including whether they believe the data indicate an increase in the risk for oral clefts; 2) the potential strengths and weaknesses of the proposed teratogenicity risk management strategy for Qnexa; 3) the clinical significance of the changes in blood pressure and heart rate in overweight and obese patients treated with Qnexa versus placebo, taking into account the reported changes in antihypertensive therapy; and 4) whether the available data for Qnexa warrant that a cardiovascular outcomes trial be conducted prior to approval. The FDA requested the Advisory Committee to vote on whether, after considering all the available data included in the NDA and the discussions held at the meeting on February 22, 2012, including the questions referred to above, the overall benefit-risk assessment of Qnexa supports its approval for the treatment of obesity in individuals with a BMI ≥ 30 kg/m2 or a BMI ≥ 27 kg/m2 with weight related co-morbidities. The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA that was submitted for Qnexa in October 2011. The PDUFA target date for Qnexa is April 17, 2012.

        The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI ≥ 30 kg/m2), or overweight patients (BMI ≥ 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). The proposed labeling for Qnexa submitted on October 17, 2011 included a contraindication that excluded the use of Qnexa by women of childbearing potential. The proposed Pregnancy Category is "Category X".

        In January 2012, we announced that following discussions with FDA officials, we were asked to remove the Qnexa contraindication for women of childbearing potential contained in the proposed label. Qnexa would remain contraindicated for women who are pregnant. A contraindication typically indicates that a drug should not be used because the risk of use clearly outweighs any possible therapeutic benefit for that population.

        Included with the October 17, 2011 resubmission of the Qnexa NDA was a proposed REMS. We are currently revising our proposed REMS based on the change in the contraindication. We have discussed the submitted REMS with the FDA and the details of the Qnexa REMS were discussed during the Endocrinologic and Metabolic Drugs Advisory Committee, held February 22, 2012. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. Neither the details of this study, nor the REMS, have been agreed to with the FDA.

        Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA.

        Top-line preliminary results from FORTRESS were announced in December 2011. FORTRESS identified 1,945 mother-infant dyads exposed to topiramate either alone (monotherapy) or in combination with other antiepileptic agents (polytherapy) in the first trimester of pregnancy, or the Total Topiramate Cohort. Among the Total Topiramate Cohort, 1,740 dyads were exposed to topiramate monotherapy, or the Topiramate Monotherapy Cohort. There were 5 oral clefts in the Topiramate Monotherapy Cohort for a prevalence rate of 0.29% (5/1,740). This prevalence rate was compared to a control group of infants of women who had previously taken antiepileptic drugs including topiramate but not during the pregnancy of interest, or the Formerly Exposed Cohort. The prevalence rate for the Formerly Exposed Cohort was 0.16% (21/13,512). The prevalence ratio for Topiramate Monotherapy Cohort versus the Formerly Exposed Cohort was 1.88 (center-standardized, 95% CI 0.70-5.03).

        FORTRESS analyzed data from a second control group, infants of women with similar medical profiles to the Total Topiramate Cohort regardless of prior antiepileptic drug use (the "Similar Medical Profile Cohort"). There were 9 oral clefts from a sample of 13,614 dyads in the Similar Medical Profile Cohort, for a prevalence of 0.07%. One data source reported an anomalously low prevalence of oral clefts in the sample from the Similar Medical Profile Cohort. To investigate this finding, investigators performed repeated multiple re-sampling from the group of dyads who were eligible for this cohort and determined that the oral clefts prevalence observed in the cohort was likely due to random error. Based on these findings, the FDA requested that we utilize all of the available data in the entire Similar Medical Profile Cohort to determine the background prevalence of oral cleft. Using the entire Similar Medical Profile Cohort, the background prevalence of OC was found to be 0.16% (383/247614), and the Prevalence Ratio compared to the Topiramate Monotherapy cohort, standardized for center was 1.8 (95% CI 0.8-4.4).

        As part of FORTRESS, Major Congenital Malformations, or MCMs, are being evaluated. The MCM analysis is ongoing. The FORTRESS findings are based on a claims-only analysis. All of the results of the study are considered to be preliminary until the results are validated. The results will be final when validation is completed, which is expected in the third quarter of 2012.

        On March 4, 2011, the FDA issued a drug safety communication informing the public of new data that show that there is an increased risk for the development of cleft lip and/or cleft palate (oral clefts) in infants born to women treated with topiramate (Topamax and generic products) during pregnancy. The communication stated that the benefits and the risks of topiramate should be carefully weighed when prescribing this drug to women of childbearing age, particularly for conditions not usually associated with permanent injury or death. The communication also indicated that alternative medications that have a lower risk of oral clefts and other adverse birth outcomes should be considered for these patients. If the decision is made to use topiramate in women of childbearing age, effective birth control should be used. Oral clefts occur in the first trimester of pregnancy before many women know they are pregnant. Topiramate was previously classified as a Pregnancy Category C drug, which means that data from animal studies suggested potential fetal risks, but no adequate data from human clinical trials or studies were available at the time of approval. However, because of preliminary human data that show an increased risk for oral clefts, topiramate was placed in Pregnancy Category D. Pregnancy Category D means there is positive evidence of human fetal risk based on human data but the potential benefits from use of the drug in pregnant women may be acceptable in certain situations despite its risks. The safety communication and changes in the Pregnancy Category were due in part to data from the North American Antiepileptic Drug, or NAAED, Pregnancy Registry which indicated an increased risk of oral clefts in infants born to mothers exposed to topiramate monotherapy during the first trimester of pregnancy. The prevalence of oral clefts was 1.4% (3/289) compared to a prevalence of 0.38% - 0.55% in infants born to mothers exposed to other antiepileptic drugs, or AEDs, and a purported prevalence of 0.07% in infants born to mothers without epilepsy or treatment with other AEDs. The relative risk of oral clefts in topiramate-exposed pregnancies in the NAAED Pregnancy Registry was 21.3 as compared to the risk in a background population of untreated women (95% Confidence Interval:7.9 - 57.1). The UK Epilepsy and Pregnancy Register reported a similarly increased prevalence of oral clefts (3.2%) among infants born to mothers exposed to topiramate monotherapy, a 16-fold increase in risk compared to the risk in their background population (0.2%).

        A label update for topiramate was approved in July 2011. The updated label for topiramate reflects a lower than previously reported relative risk of oral cleft. In March 2011, based on data from the North American antiepileptic registry, the reported prevalence of oral cleft from topiramate exposure was 1.4% as compared to a historical control of 0.07%. In July 2011, the label was revised and now includes a prevalence rate for oral cleft of 1.2%. The historical control was corrected to 0.12%, which is more in line with the expected background rate in the general population. More importantly, the relative risk calculation dramatically improved from 21.3 to 9.6. Also at this time, the REMS for topiramate was discontinued as the FDA determined that the Medication Guide as part of the labeling adequately addresses public health risks.

        In May 2011, the Journal of the American Medical Association published the results of a study entitled, Newer-Generation Antiepileptic Drugs and the Risk of Major Birth Defects by Ditte Mølgaard-Nielsen, MSc, Anders Hviid, MSc, DrMedSci (JAMA. 2011;305(19):1996-2002). The study was a population-based cohort study of 837,795 live-born infants in Denmark from January 1, 1996 through September 30, 2008. Individual-level information on dispensed antiepileptic drugs to mothers, birth defect diagnoses, and potential confounders was obtained from compulsory nationwide health registries. The main outcome measures were Prevalence Odds Ratios (PORs) of any major birth defect diagnosed within the first year of life by fetal exposure to antiepileptic drugs. Of the 1,532 infants exposed to lamotrigine, oxcarbazepine, topiramate, gabapentin, or levetiracetam (newer-generation antiepileptic drugs) during the first trimester, 49 were diagnosed with a major birth defect compared with 19,911 of the 836,263 who were not exposed to an antiepileptic drug (3.2% vs. 2.4%, respectively; adjusted POR [APOR], 0.99; 95% confidence interval [CI], 0.72-1.36). For the small topiramate subgroup, a major birth defect was diagnosed in five of 108 infants (4.6%) exposed to topiramate (APOR, 1.44; 95% CI, 0.58-3.58). The study concluded that among live-born infants in Denmark, first-trimester exposure to newer-generation antiepileptic drugs, including topiramate, compared with no exposure, was not associated with an increased risk of major birth defects.

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

        On August 15, 2011, during the International Conference on Pharmacoepidemiology & Therapeutic Risk Management, a new study assessing the risk of oral clefts in topiramate-exposed pregnancies was presented. The presentation entitled "Use of Topiramate and the Risk of Oral Clefts" contained an analysis of data from two large databases including the CDC's National Birth Defects Prevention Study and the Birth Defect Study from the Slone Epidemiology Center at Boston University, together the Slone Study. Data from this new study demonstrated no increase in relative risk of overall major malformations (odds ratio 1.0; 95% CI 0.4-3.2), which provides supporting evidence that topiramate is not a major teratogen. The analysis did indicate an increased risk for oral cleft malformation may be associated with topiramate; however, we believe the magnitude of risk was substantially lower than data reflected in the current topiramate label. The Slone Study provides alternative methodology to assess relative risk with topiramate. The Slone Study assessed all malformations reported in two case-controlled surveillance programs, the Slone Epidemiology Center Birth Defects Study, or SBDS, and the CDC's National Birth Defects Prevention Study, or NBDPS. In contrast to other available studies, which assess relative risk based on total topiramate exposure, this analysis assessed the relative risk based on the proportion of identified malformations that were exposed to topiramate. The study identified a total of approximately 34,000 major congenital malformations (11,000 from SBDS and 23,000 from NBDPS), including approximately 3,000 oral cleft malformations (800 SBDS and 2,200 NBDPS). Topiramate exposure during the first trimester of pregnancy was reported in 15 of the major malformations and seven of the oral clefts. There were no reports of isolated cleft palate in the topiramate-exposed pregnancies. Pooled data from the two databases showed a relative risk for oral cleft of 5.4 (95% CI 1.5-20.1). Results were pooled due to the small number of topiramate-exposed pregnancies in the individual databases. In the SBDS data base, three topiramate-exposed oral clefts were reported, producing a relative risk of 10.1 (95% CI 1.1-129.2). In the NBDPS data base, four topiramate-exposed oral clefts were reported, producing a relative risk of 3.6 (95% CI 0.7-20.0). The signal of potential risk from these new data is substantially lower than reported from the North American AED (9.6x) and UK pregnancy (16x) registries.

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

        On September 27, 2011, a poster authored by Dr. Mark W. Green, Director of the Center for Headache and Pain Medicine and Professor of Neurology and Anesthesiology at the Mount Sinai School of Medicine, was presented at the American Neurological Association Meeting in San Diego, CA. In addition to the topiramate exposure data previously reported, the results included the rate of MCMs and OCs in two new control groups, a migraine without epilepsy group, and a sub-group of patients exposed to acute- and preventive migraine drugs, or APMD, during pregnancy. The incident rate of oral clefts and major congenital malformations in the topiramate-exposed group was compared to OC and MCM incident rates in three non-topiramate-exposed control groups: a migraine without epilepsy group, a group of patients exposed to acute-preventive migraine drugs, or APMD, during pregnancy, and a diabetes group. The study found that the risk for MCMs in infants born to diabetic mothers was significantly higher than seen in infants exposed to TPM in utero. The MCM and OC rates seen in the diabetes control group are comparable to those reported in the literature. Consistency of these data compared to published references for the diabetes control group and the random sample provides assurance that this data would likely be representative of other clinical settings.

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

        The study, funded by VIVUS, was conducted utilizing Wolters Kluwer datasets from the United States and followed patients' Pharmacy and Medical Claims (January 2003—December 2010) and covered an estimated 177 million lives. Probable exposure during pregnancy was refined using data on script fill date, days of medication supplied, infant birth date, and ICD-9 codes for birth term. We included the results of this study in the October 17, 2011 resubmission of the Qnexa NDA.

        On December 17, 2010, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for Qnexa Controlled-Release Capsules in the European Union, or EU. The proposed indication in the EU is for the treatment of obesity, including weight loss and maintenance of weight loss, and should be used in conjunction with a mildly hypocaloric diet. The EMA's review of Qnexa will follow their centralized marketing authorization procedure. If approved, Qnexa could receive marketing authorization in all 27 EU member countries. The MAA was officially validated for central procedure on January 19, 2011. If approved in the EU, Qnexa could be recommended for obese adult patients (BMI ≥ 30 kg/m2), or overweight patients (BMI ≥ 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). In Europe, approximately 150 million adults are considered overweight or obese, and the prevalence is rising rapidly. According to EMA guidelines for medicinal products used in weight control, a demonstration of weight loss of at least 10% of baseline weight, which is at least statistically greater than that associated with placebo, is considered to be a valid primary efficacy criterion. Based on the results of the Phase 3 program, we believe Qnexa has met this efficacy criterion set by the EMA for obesity therapies. In addition, the mean weight loss for the mid and top dose of Qnexa at the end of two years was 10.4% and 11.4%, respectively, which we believe met the efficacy benchmark set by the EMA for obesity therapies. These results were shown to be associated with significant improvements in weight-related co-morbidities such as hypertension, dyslipidemia and diabetes. The MAA is comprised of data from over 4,500 overweight or obese patients with a broad range of weight-related co-morbidities. Two-year, double-blind data from SEQUEL (OB-305) were also included in the filing to demonstrate durability of treatment response and long-term safety.

        In January 2012, we received the 180-day LOI from the CHMP. In order to perform additional analyses to allow further insights into the data as previously presented, we requested and have received a two-month extension to respond to the 180-day LOI. The 180-day LOI contained requests for additional information including risk minimization activities to address various issues relating to cardiovascular, neuropsychiatric and potential teratogenic effects of Qnexa. In addition, we were asked to discuss the benefit/risk of the different doses of Qnexa, its potential use in different patient populations, and the expected long-term benefit of treatment with Qnexa. We are preparing our response, which we plan to submit in the second quarter of 2012. There can be no assurance that our response will be adequate or that our MAA will be approved by the CHMP.

EQUIP (OB-302) AND CONQUER (0B-303) One-Year Phase 3 Studies

        The Qnexa development program included two large Phase 3 randomized, double-blind, placebo-controlled, 3-arm, prospective studies across 93 centers comparing Qnexa to placebo over a 56-week treatment period. All Phase 3 studies utilized our once-a-day formulation of Qnexa, which at top dose contains 15 mg phentermine and 92 mg of a proprietary extended-release formulation of topiramate. The Phase 3 studies were designed to prospectively demonstrate the safety and efficacy of Qnexa in obese and overweight patients with different baseline characteristics. The co-primary endpoints for these studies evaluated the differences between treatments in mean percent weight loss from baseline to the end of the treatment period and the differences between treatments in the percentage of patients achieving weight loss of 5% or more. Patients were asked to follow a hypocaloric diet representing a 500-calorie/day deficit and were advised to implement a simple lifestyle modification program.

        The first year-long Phase 3 study, known as EQUIP, enrolled 1,267 morbidly obese patients (1,050 females and 217 males) with a BMI that equaled or exceeded 35 kg/m2 with or without controlled co-morbidities. The average baseline BMI of the study population was 42.1 kg/m2 and baseline weight was 256 pounds. Patients had a 4-week dose titration period followed by 52 weeks of treatment, with patients randomized to receive once-a-day treatment with low dose Qnexa, full dose Qnexa or placebo. Weight loss results from the study are summarized as follows:

	ITT-LOCF					Completers
EQUIP (OB-302) 56 weeks	Placebo (n=498)	Qnexa low dose (n=234)		Qnexa top dose (n=498)		Placebo (n=241)	Qnexa low dose (n=138)		Qnexa top dose (n=301)
Mean weight loss (%)	1.6%	5.1	%*	10.9%		2.5%	7	%*	14.7	%*
Greater than or equal to 5% weight loss rate	17%	45	%*	67	%*	26%	59	%*	84	%*

ITT-LOCF: Intent-to-treat with last observation carried forward

*
p<0.0001 vs. placebo

        The EQUIP study met the co-primary endpoints by demonstrating that patients treated with top dose and low dose Qnexa had an average weight loss of 10.9% and 5.1%, respectively, as compared to weight loss of 1.6% in the placebo group (ITT-LOCF p<0.0001). Average weight loss was 37 pounds and 18 pounds with top dose Qnexa and low dose Qnexa, respectively, as compared to six pounds in the placebo group. The proportion of patients losing 5% or more of their initial body weight was 67% for top dose, 45% for low dose and 17% for placebo (ITT-LOCF p<0.0001).

        The most common drug-related adverse events reported in the EQUIP study for the top dose, low dose and placebo group were tingling of the extremities, dry mouth, altered taste, headache and constipation. A significantly greater proportion of patients completed the study on Qnexa as compared to placebo patients. Overall average completion rates were 59%, 57% and 47% for patients taking top dose Qnexa, low dose Qnexa and placebo, respectively. In November 2011, the results from the EQUIP study were published in Obesity, the peer-reviewed journal of The Obesity Society.

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

        The most common drug-related adverse events reported in the CONQUER study for the top dose, mid dose, and placebo group were tingling of the extremities, dry mouth, altered taste, insomnia, dizziness, headache and constipation. A significantly greater proportion of patients completed the study on Qnexa as compared to placebo patients. Overall average completion rates were 64%, 69%, and 57% for patients taking top dose Qnexa, mid dose Qnexa and placebo, respectively.

        In April 2011, we announced that detailed results from the 56-week CONQUER study were published in The Lancet evaluating the efficacy and safety of investigational drug Qnexa in 2,487 patients across 93 sites in the U.S. Data published in the peer-reviewed journal provided an in-depth examination of Qnexa's effects on weight loss and improvements in various weight-related co-morbidities including cardiovascular, metabolic and inflammatory risk factors.

SEQUEL (0B-305) one-year extension study

        We also conducted a one-year extension study of a subset of patients who completed the 56-week CONQUER study. The purpose of this study was to provide long-term safety and efficacy data to support the MAA in Europe. The SEQUEL study was a double-blind, placebo-controlled, 3-arm, prospective extension study across 36 centers comparing Qnexa to placebo over an additional 52-week treatment period for a total treatment duration of 108 weeks, or two years. SEQUEL included 675 obese or overweight patients, all of whom had two or more weight related co-morbidities and an average baseline BMI of 36.1. Patients in SEQUEL continued in a blinded fashion to receive the same treatment they were randomized to in the CONQUER study. The co-primary endpoints for this study were the differences between treatments in mean weight loss and percent weight loss from start of the OB-303 study (baseline) to the end of the treatment period (two years). Secondary endpoints include the differences between treatments in the percentage of patients achieving weight loss of 5% and 10% and the change in waist circumference. Patients were asked to continue a hypocaloric diet representing a 500-calorie/day deficit and were advised to implement a simple lifestyle modification program.

        Patients in the study taking the top dose of Qnexa achieved and maintained average weight loss through two years of 26 pounds (ITT-LOCF). Consistent with the first-year experience, Qnexa therapy was well-tolerated, with no new or unexpected adverse events. The most common drug-related side effects seen were constipation, tingling, dry mouth, altered taste and insomnia.

        Weight loss with Qnexa in SEQUEL was associated with statistically significant improvements in weight-related co-morbidities such as hypertension, dyslipidemia and diabetes. Among patients without diabetes at baseline, the incidence of new onset of type 2 diabetes was reduced by 54% and 76% for mid and top dose, respectively, as compared to placebo.

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

        The completion rate in SEQUEL was approximately 83% for both Qnexa doses and 86% for the placebo group. Discontinuations due to adverse events were 3.9% and 4.1% for the mid and top dose, respectively, and 2.6% for the placebo group; with no single adverse event leading to discontinuation in more than 1% of patients. Additionally, SEQUEL data confirms previous safety findings, with no reports of suicidal attempts or behavior. Depression assessments, as measured by the PHQ-9 clinical depression scale, improved from baseline for all treatment groups. The incidence of targeted medical events for sleep disorders, depression, anxiety, cardiac disorders and cognitive disorders in SEQUEL was lower than observed during the one-year CONQUER study but still higher than placebo. Similar to previously presented data, effects of Qnexa in SEQUEL on heart rate were small and seen in conjunction with improvements in blood pressure from baseline. There were no clinically relevant decreases of serum bicarbonate in patients treated with Qnexa compared to patients receiving placebo in year two of SEQUEL. In December 2011, the results from the SEQUEL study were published in The American Journal of Clinical Nutrition, a peer-reviewed journal with broad, multidisciplinary readership.

        In October 2011, multiple abstracts were presented at Obesity 2011, the 29th Annual Scientific Meeting of The Obesity Society held in Orlando, Florida. The presentations, based on additional analysis from the SEQUEL study, highlighted the long-term safety and efficacy of Qnexa treatment. Specifically, Qnexa patients had significant improvement in liver function and reductions in medications used for diabetes, high blood pressure and high cholesterol. In addition, Qnexa was found effective in treating severely obese patients (BMI≥35). Severely obese patients who were treated with Qnexa top dose for two years had weight loss over 12%.

        Highlights from the Obesity 2011 presentations are as follows:

  •
  The poster presentation authored by Dr. Klein of the Washington University School of Medicine, St. Louis, MO reported that patients treated over two years with Qnexa had significant improvement in liver function as measured by a decrease in blood levels of ALT (alanine aminotransferase), a surrogate marker for NAFLD or fatty liver disease. Fatty liver disease is characterized by excessive amounts of fat in the liver and is closely associated with metabolic syndrome, type 2 diabetes, and heart disease. NAFLD, a common complication of obesity, is one of the causes of chronic liver disease and is estimated to be present in one-third of the general population in the United States. In this study, obese patients with elevated ALT levels at the beginning of the trial were analyzed over 108 weeks. After treatment, Qnexa patients had greater weight loss and greater decreases in ALT levels in the blood than patients on placebo (P<.0001). ALT reductions correlated directly with the magnitude of weight loss (r=0.33; P<.0001). Dr. Klein's conclusion from the study was that Qnexa offers promise as a novel therapy for obesity and the weight loss associated with Qnexa treatment may help address fatty liver disease.

  •
  The poster presentation authored by Dr. W. Timothy Garvey from the University of Alabama at Birmingham reported that patients treated over two years with Qnexa had significant reductions in their medications used to treat diabetes, high blood pressure and excess cholesterol. At the beginning of the study, more than half of the patients had hypertension, over 20% had diabetes, and more than one-third had high triglycerides. After two years, patients on Qnexa had significant weight loss. The number of medications used by the Qnexa patients to treat their co-morbidities significantly decreased as compared to those patients in the placebo group. Antihypertensive medications had the largest change, with a net reduction in the Qnexa top dose of nearly 10% as compared to a net increase of 3.5% in the placebo group. Dr. Garvey's conclusion from the study was that in addition to the long-term weight loss, treatment with Qnexa was accompanied by reduced use of medications to treat hypertension, dyslipidemia, and glucose intolerance in actively managed patients when compared with placebo. The diminished need for medications to manage cardiometabolic diseases suggests that Qnexa may reduce the medication burden for the treatment of weight-related co-morbidities.

  •
  The poster presentation by Dr. Kishore Gadde of Duke University analyzed the weight loss in severely obese patients, those with a BMI at the start of the study of 35 or greater. Severely obese patients generally qualify for bariatric surgery. In the study, patients were randomized to either mid or top dose Qnexa and placebo. All patients were asked to follow a simple lifestyle modification plan. After 108 weeks of treatment, patients on Qnexa lost over 10% and 12% on the mid and top dose, respectively, as compared to 3.4% weight loss in the lifestyle modification group. Qnexa was generally well-tolerated with an overall completion rate of 84% on study drug. Dr. Gadde concluded that the weight loss observed with Qnexa may be a valuable option for achieving and sustaining weight loss in severely obese patients that would otherwise qualify for bariatric surgery.

        In all three analyses, the safety profile was consistent across subpopulations and the most common adverse events seen were upper respiratory infection, constipation, tingling, runny nose and dry mouth.

        Qnexa therapy was well-tolerated, with no new adverse events observed in the second year of study. The most common side effects were upper respiratory infection, constipation, tingling, sinus infection, dry mouth and runny nose. There were no drug-related serious adverse events reported.

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

        We completed a "Thorough QT," or TQT, prolongation study evaluating patients taking Qnexa. The QT interval represents the time for both ventricular depolarization and repolarization to occur in the heart, and therefore roughly estimates the duration of an average ventricular action potential. If abnormally prolonged or shortened, there is a risk of developing ventricular arrhythmias. The study was completed with no Qnexa-related signal for QT prolongation. We also conducted studies evaluating cognitive and psychomotor functions in patients taking Qnexa. Patients underwent complex and extensive cognitive and psychomotor testing using validated, FDA recognized testing methodologies. There was no clinically relevant change in overall cognitive function or effect on psychomotor function seen in patients taking Qnexa.

        We have entered into a Master Services Agreement and related Task Orders with Medpace, Inc., or Medpace, pursuant to which Medpace performs certain clinical research services in connection with the clinical trials for Qnexa and work related to the preparation of the NDA for avanafil. Our aggregate payment obligations under the agreement for services entered into during 2007 through December 31, 2011, out of pocket expenses and pass through costs totaled approximately $77.6 million, all of which has been paid. We have agreed to defend and indemnify Medpace against third party claims arising from the services other than claims resulting from Medpace's negligence, willful misconduct, violation of law or material breach of the Master Service Agreement or a Task Order. We can terminate the agreement at any time without cause. Medpace may terminate the agreement following our material breach of the agreement that remains uncured.

Qnexa for Obstructive Sleep Apnea

        Obstructive sleep apnea, or OSA, is a condition in which patients momentarily pause or stop breathing altogether while sleeping. The pauses in breathing can occur frequently throughout the course of sleep. Sleep apnea is often undiagnosed and can lead to severe health problems and even death if left untreated. It is estimated that about 18 million people in the U.S. have OSA. Currently, there are no approved pharmacologic treatments for OSA. Modafinil is approved for the treatment of residual daytime sleepiness associated with OSA, but does not specifically treat the sleep apnea condition.

        In January 2010, we announced positive results from a Phase 2 study evaluating the safety and efficacy of Qnexa for the treatment of moderate to severe OSA. This Phase 2 study (OB-204) was a single-center, randomized, double-blind, placebo-controlled parallel group trial including 45 obese men and women (BMI 30 to 40 kg/m2 inclusive), 30 to 65 years of age with OSA (apnea-hypopnea index, or AHI, greater than or equal to 15 at baseline) who had not been treated with, or who were not compliant with continuous positive airway pressure, or CPAP, within three months of screening. Patients were randomized to placebo or top dose Qnexa. CPAP is the current standard of care treatment for the majority of patients with moderate or severe OSA, defined as an apnea-hypopnea index, or AHI, of 15 or more events per hour. Although CPAP is reported to be effective in treating OSA when properly and consistently used, compliance (as defined by use for at least 4 hours per night, on at least 70% of nights) may be as low as 50-60%.

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

        The study demonstrated statistically significant improvement in AHI in patients with OSA treated with Qnexa for 28 weeks compared to placebo. Patients treated with Qnexa also experienced significant weight loss, improvements in blood pressure, and overnight blood oxygen saturation.

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

        The currently approved oral medications for type 2 diabetes include insulin releasers such as glyburide, insulin sensitizers such as Actos and Avandia, inhibitors of glucose production by the liver such as metformin, DPP-IV inhibitors like Januvia, as well as Precose and Glyset, which slow the uptake of glucose from the intestine. Approved injectable medications for type 2 diabetes treatment include glucagon-like peptide-1, or GLP-1, analogs such as Liraglutide, marketed under the brand name Victoza, developed by Novo Nordisk and Exenatide, marketed under the brand name Byetta, and a long-acting version of Exenatide marketed under the brand name Bydureon, developed by Amylin Pharmaceuticals and Eli Lilly and Company. Studies to date suggest GLP-1s improve control of blood glucose by increasing insulin secretion, delaying gastric emptying, and suppressing prandial glucagon secretion. Clinical studies have reported that patients treated with GLP-1s have reported weight loss of approximately six to eight pounds.

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

        On December 7, 2011, an oral presentation was given at the International Diabetes Federation's World Diabetes Congress, in Dubai, United Arab Emirates. The presentation highlighted excess weight loss, improvement of glycemic parameters in diabetic patients with a BMI≥35 and effects on diabetes status. The presentation reported on a subset of patients within the CONQUER study who had diabetes and a BMI≥35. Within this patient population (n= 147), excess weight loss, defined as the weight loss required to achieve a healthy BMI of 25, was 33% with Qnexa as compared to 7.4% for the placebo group after 56 weeks of treatment (LS mean p<0.0001 compared to placebo). Excess weight loss is typically reported in patients who have undergone weight loss surgery. Weight loss was highly correlated to improvements in glycemic parameters including fasting glucose (p<0.0001), fasting insulin (p=0.0024) and hemoglobin A1c (p<0.0001). Normalization of glucose levels and withdrawal of all antidiabetic medications occurred in 15% of patients treated with full dose Qnexa as compared to 2% with placebo (p=0.0287). The safety profile in this subpopulation, based on reported adverse events, is consistent with that seen in the whole study population. The most common adverse events seen were constipation, upper respiratory infection, and tingling.

        On December 8, 2011, we announced that results from the SEQUEL study were published in The American Journal of Clinical Nutrition, or AJCN, a peer-reviewed journal with broad, multidisciplinary readership. The SEQUEL study evaluated the long-term efficacy and safety of Qnexa in 675 overweight and obese patients with cardiometabolic disease. In addition to 10% sustained weight loss, the study also found that significantly more placebo patients became diabetic over the two years as compared to patients treated with Qnexa. The data suggest that Qnexa, in conjunction with lifestyle modification, may provide a well-tolerated and effective option for the sustained treatment of obesity and the potential to prevent many in this population from progressing to type 2 diabetes.

        Specific results as published in AJCN are as follows:

  •
  Patients treated with Qnexa had significant, sustained weight loss compared to those in the placebo group over two years;

  •
  Average weight loss at week 108 was -9.3% and -10.5%, respectively, for the mid and top dose as compared to -1.8% for the placebo group (least-squares mean ITT-LOCF);

  •
  Qnexa patients had improved cardiovascular and metabolic risk factors and a decrease in the need for associated medications in comparison with the placebo group, and;

  •
  Placebo patients had a three times greater likelihood to progress to type 2 diabetes compared to patients receiving top dose Qnexa and a two times greater likelihood than patients on mid dose Qnexa.

Qnexa for Other Indications

        We believe Qnexa may be helpful in treating other obesity-related diseases including nonalcoholic steatohepatitis, or NASH, or its precursor, nonalcoholic fatty liver disease, or NAFLD, also known as fatty liver disease. We believe Qnexa may also be helpful in treating hyperlipidemia, or an elevation of lipids (fats) in the bloodstream. These lipids include cholesterol, cholesterol esters (compounds), phospholipids and triglycerides. In addition, we believe Qnexa may be helpful in patients with hypertension that do not respond well to antihypertensive medication.

Avanafil for Erectile Dysfunction

        Erectile dysfunction, or ED, is defined as the inability to attain or maintain an erection sufficient for intercourse. ED was reported by 52% of men between the ages of 40 to 70 in the Massachusetts Male Aging Study, with the incidence increasing with age. Erectile dysfunction, frequently associated with vascular problems, is particularly common in men with diabetes and in those who have had a radical prostatectomy for prostate cancer. Phosphodiesterase type 5, or PDE5, inhibitors such as sildenafil (Viagra), vardenafil (Levitra) and tadalafil (Cialis), which inhibit the breakdown of cyclic guanosine monophosphate, have been shown to be effective oral treatments for ED.

        The worldwide sales in 2011 of PDE5 inhibitor products for the treatment of ED were approximately $4.2 billion, including approximately $2.0 billion in sales of Viagra, approximately $1.9 billion in sales of Cialis and approximately $300 million in estimated sales of Levitra. While increased use of PDE5 inhibitors has been modest in recent years, we believe the market for PDE5 inhibitors will continue to represent a sizable market opportunity.

        Avanafil is an oral PDE5 inhibitor investigational drug candidate that we licensed from Tanabe Seiyaku Co., Ltd., or Tanabe, in 2001. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or MTPC. Our U.S. patent on avanafil (U.S. 6,656,935) expires in September of 2020.

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

        Pre-clinical and clinical data suggest that avanafil:

  •
  is highly selective to PDE5, which may support a favorable tolerability profile; and

  •
  is fast-acting (as early as 15 minutes) based on a short Tmax, or time to maximum plasma concentration.

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

(p<0.001 vs. placebo)

        The most commonly reported side effects in patients taking avanafil (all doses combined) included headache (7% vs. 1.2% placebo), flushing (4.6% vs. 0% placebo) and nasal congestion (2.3% vs. 1.2%). There were no reports of visual disturbances such as "blue vision." The results from the REVIVE study were published in The Journal of Sexual Medicine, a peer-reviewed journal with broad, multidisciplinary readership.

        In January 2010, we announced new data from an analysis of REVIVE (TA-301). Patients who attempted intercourse as early as 15 minutes after dosing were successful 67%, 69% and 72% of the time on 50, 100 and 200 mg of avanafil, respectively, as compared to 29% of the patients on placebo (p<0.05).

        We completed a Phase 1 "Thorough QT", or "TQT", study evaluating 100 mg and 800 mg of avanafil compared to placebo and a known positive control. The study was successfully completed with no concern associated with QT prolongation.

        In June 2010, we announced results from the Phase 3 REVIVE-Diabetes (TA-302) study, which evaluated the safety and efficacy of avanafil for the treatment of ED in men with type 1 and type 2 diabetes. The REVIVE-Diabetes study met all three primary endpoints across the two doses studied by demonstrating statistically significant improvement in erectile function as measured by the SEP and improvement in the IIEF score. The study also demonstrated a favorable tolerability profile and successful intercourse (as measured by SEP 3) in as early as 15 minutes and up to six hours after dosing, without any restrictions for food or alcohol intake.

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

        In December 2010, we announced the positive results of the long term safety study, TA-314. TA-314 was conducted over one year in approximately 675 patients across 40 U.S. centers. Patients completing either the 12-week REVIVE or REVIVE-Diabetes studies were eligible to participate in TA-314. The study met all primary endpoints by demonstrating improvement from baseline in erectile function as measured by the SEP (both SEP2 and SEP3) and improvement in the IIEF. In the study, patients treated with avanafil who attempted sexual intercourse (SEP3) in as early as the first 15 minutes after dosing had success rates of 80%. TA-314 confirms the longer term safety and efficacy results observed in the previously reported placebo-controlled Phase 3 studies of avanafil in patients with ED.

        In May 2011, we announced positive results from a Phase 3, placebo-controlled clinical trial of avanafil for the treatment of ED in patients following a radical prostatectomy. The study, REVIVE-RP (TA-303), met all primary endpoints by demonstrating improvement from baseline in erectile function as measured by the SEP (both SEP2 and SEP3) and improvements in the IIEF. Consistent with other avanafil clinical studies, successful intercourse as measured by SEP3 was observed as early as 15 minutes after the administration of avanafil. The most common side effects were headache, flushing and nasopharyngitis, and dropouts due to adverse events were low. There were no serious adverse events reported in the study. The results of the TA-303 study were not required for the avanafil NDA, but the final study report will be submitted to the FDA upon completion. We have been informed by the FDA that the submission of the TA-303 study results subsequent to our NDA filing will not impact the timing of their decision concerning the approvability of avanafil for other populations.

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

        We have an agreement with MTPC to supply the active pharmaceutical ingredient, or API, and the tablets for avanafil. The MTPC manufacturing sites for avanafil have been inspected by the U.S. and EU authorities. We do not believe the results of those inspections will have an impact on the approval, or the timing of approval, of avanafil in the United States, or in the EU, once submitted for approval in the EU. However, if MTPC is unable to receive approval from the FDA or local or foreign regulators and maintain ongoing FDA or local or foreign regulatory compliance, or manufacture avanafil API or tablets in sufficient quantities to meet projected demand, the approval, the commercial launch, and future sales of avanafil will be adversely effected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration for the commercialization of avanafil.

        We have entered into a Master Services Agreement and related Task Orders with Quintiles, Inc., or Quintiles, pursuant to which Quintiles performs certain clinical research services in connection with the clinical trials for avanafil. Our aggregate payment obligations entered into during 2008 through December 31, 2011 under the agreement for services, out of pocket expenses and pass through costs totaled approximately $26.7 million, all of which we have paid. We have agreed to defend and indemnify Quintiles against third party claims arising from the services other than claims resulting from Quintiles's negligence, willful misconduct, violation of law or material breach of the Master Service Agreement or a Task Order. We can terminate the agreement at any time without cause. Quintiles may terminate the agreement following our material breach of the agreement that remains uncured.

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

Other Programs

        We have licensed and intend to continue to license from third parties the rights to other investigational drug candidates to treat various diseases and medical conditions. We also sponsor early stage clinical trials at various research institutions and intend to conduct early stage proof of concept studies on our own. For example, in the third quarter of 2011 we initiated a randomized, placebo-controlled, double-blind, crossover Phase 2 study to evaluate the safety, tolerability and efficacy of VI-1121 in patients with Alzheimer's disease. The study is expected to enroll approximately 50 patients in several sites in the United States. We expect to continue to use our expertise in designing clinical trials, formulation and investigational drug candidate development to commercialize pharmaceuticals for unmet medical needs or for disease states that are underserved by currently approved drugs. We intend to develop products with a proprietary position or that complement our other products currently under development.

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

        We entered into the Option and Put Agreement with the Deerfield Affiliates and the Deerfield Sub, dated April 3, 2008, and an Amended and Restated Option and Put Agreement dated March 16, 2009, or the OPA. Pursuant to the OPA, the Deerfield Affiliates granted us an option to purchase all of the outstanding shares of common stock of the Deerfield Sub from the Deerfield Affiliates, referred to as the Option. Our obligation to pay royalties terminated upon the exercise of the Option. The base consideration for the Option exercise, or Base Option Price, was $25 million, less $2 million we paid upon closing, as the Option was exercised on or prior to the third anniversary of the execution of the OPA. The aggregate consideration payable by us upon exercise of the Option, or the Option Purchase Price, was equal to the sum of the Base Option Price, plus: (i) the cash and cash equivalents held by the Deerfield Sub at the date of the closing of the resulting sale of the common stock of the Deerfield Sub, or the Cash Adjustment; (ii) accrued and unpaid royalties, or the Royalty Adjustment; and minus (i) the Option premium of $2 million that was paid at the closing of the transaction, or the Option Premium Adjustment; (ii) accrued but unpaid taxes; (iii) unpaid Funding Payments; (iv) loans payable by the Deerfield Sub, or the Loan Balance Adjustment; and (v) any other outstanding liabilities of the Deerfield Sub, or the Adjusted Option Purchase Price.

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

Government Regulations

FDA Regulation

        Prescription pharmaceutical products are subject to extensive pre- and post-marketing regulation by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labeling, storage, recordkeeping, advertising and promotion of the products under the Federal Food, Drug and Cosmetic Act, and by comparable agencies in most foreign countries.

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

Corporate Collaborations and Licenses from Third Parties

Mitsubishi Tanabe Pharma Corporation

        In January 2001, we entered into an exclusive development, license and supply agreement with Tanabe Seiyaku Co., Ltd., or Tanabe, now Mitsubishi Tanabe Pharma Corporation, or MTPC, and hereinafter collectively referred to as MTPC, for the development and commercialization of avanafil, a PDE5 inhibitor compound for the oral and local treatment of male and female sexual dysfunction. Under the terms of the agreement, MTPC agreed to grant an exclusive license to us for products containing avanafil outside of Japan, North Korea, South Korea, China, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Vietnam and the Philippines. We agreed to grant MTPC an exclusive, royalty-free license within those countries for oral products that we develop containing avanafil. In addition, we agreed to grant MTPC an exclusive option to obtain an exclusive, royalty-bearing license within those countries for non-oral products that we develop containing avanafil. MTPC agreed to manufacture and supply us with avanafil for use in clinical trials, which was our primary responsibility.

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

Other

        On October 16, 2001, we entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational drug candidate development program for Qnexa for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to us with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, we have paid a total of $220,000 to Dr. Najarian through December 31, 2011 and have issued him options to purchase 40,000 shares of our common stock. We are obligated under the terms of the Assignment Agreement to make a milestone payment of $1 million and issue an option to purchase 20,000 shares of our common stock to Dr. Najarian upon marketing approval by the FDA of a product for the treatment of obesity that is based upon the Combination Therapy and Patents. The Assignment Agreement will require us to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that we decide not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined us as a part-time employee and currently serves as a Principal Scientist.

Patents, Proprietary Technology and Data Exclusivity

        We own or are the exclusive licensee of 31 patents and 13 published patent applications in the U.S. and Canada. We intend to develop, maintain and secure intellectual property rights and to aggressively defend and pursue new patents to expand upon our current patent base. Our portfolio of patents as it primarily relates to our investigational drugs is summarized as follows:

QNEXA
U.S. Patent No. 7,056,890	Expiring 06/14/2020
U.S. Patent No. 7,553,818	Expiring 06/14/2020
U.S. Patent No. 7,659,256	Expiring 06/14/2020
U.S. Patent No. 7,674,776	Expiring 06/14/2020
U.S. Patent Publication No. 2008/0255093 A1	Pending
U.S. Patent Publication No. 2008/0312163 A1	Pending
U.S. Patent Publication No. 2009/0304789 A1	Pending
U.S. Patent Publication No. 2009/0304785 A1	Pending
U.S. Patent Publication No. 2010/0105765 A1	Pending
U.S. Patent Publication No. 2010/0215739 A1	Pending
U.S. Patent Publication No. 2011/0262535 A1	Pending
Canadian Patent No. 2,377,330	Expiring 06/14/2020
Canadian Patent Publication No. 2,691,991 A1	Pending
Canadian Patent Publication No. 2,692,042 A1	Pending
Canadian Patent Publication No. 2,727,313 A1	Pending
Canadian Patent Publication No. 2,727,319 A1	Pending
Canadian Patent Publication No. 2,686,633 A1	Pending
AVANAFIL
U.S. Patent No. 6,656,935	Expiring 09/13/2020
Canadian Patent No. 2,383,466	Expiring 09/13/2020
ERECTILE DYSFUNCTION
U.S. Patent No. 5,482,039	Expiring 03/25/2014
U.S. Patent No. 5,769,088	Expiring 03/25/2014
U.S. Patent No. 5,820,587	Expiring 03/14/2015
U.S. Patent No. 5,849,803	Expiring 12/15/2015
U.S. Patent No. 5,922,341	Expiring 10/28/2017
U.S. Patent No. 5,925,629	Expiring 10/28/2017
U.S. Patent No. 6,037,346	Expiring 10/28/2017
U.S. Patent No. 6,093,181	Expiring 07/25/2017
U.S. Patent No. 6,127,363	Expiring 10/28/2017
U.S. Patent No. 6,156,753	Expiring 10/28/2017
U.S. Patent No. 6,403,597	Expiring 10/28/2017
U.S. Patent No. 6,495,154	Expiring 11/21/2020
U.S. Patent No. 6,548,490	Expiring 10/28/2017
U.S. Patent No. 6,946,141	Expiring 11/21/2020
Canadian Patent No. 2,305,394	Expiring 10/28/2018

        Qnexa contains two active substances, phentermine and topiramate, which have previously been approved individually for use in medicinal products in the European Union. Phentermine was withdrawn from the EU market in April 2000. There is no approved product containing a fixed dose combination of phentermine and topiramate. We have been advised that Qnexa is considered a reference product under the EU rules governing medicinal products for the purpose of granting a fresh and independent period of regulatory data protection.

        Since a new fixed dose combination product is considered a reference product within the meaning of Article 10(2)(a) of Directive 2001/83, it is entitled to a fresh period of regulatory data protection.

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

        In addition to the Canadian patents and applications identified in the table, we also hold foreign counterparts, patents and patent applications in major foreign jurisdictions related to our U.S. patents. We have developed and acquired exclusive rights to patented technology in support of our development and commercialization of our investigational drug candidates, and we rely on trade secrets and proprietary technologies in developing potential drugs. We continue to place significant emphasis on securing global intellectual property rights and are aggressively pursuing new patents to expand upon our strong foundation for commercializing investigational drug candidates in development.

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

        Currently approved anti-obesity drugs include Xenical (orlistat), marketed by Roche, the over-the-counter version, alli, marketed by GlaxoSmithKline, and phentermine, in several dosage forms and strengths that are available from several generic manufacturers. Orlistat works by inhibiting lipase, thus preventing digestion and absorption of dietary fat in the gastrointestinal tract. Meridia (sibutramine) was previously marketed by Abbott Laboratories; however, in October 2010, Abbott Laboratories withdrew Meridia in the U.S. at the FDA's request. The FDA requested the withdrawal because they believed Meridia's risks were not justified compared with the modest weight loss that patients achieved on the drug. In January 2010, the EMA suspended the marketing authorization of sibutramine in Europe. The impact on Qnexa of the withdrawal of sibutramine is unknown at this time. There are several drugs in development for obesity including an investigational drug candidate, liraglutide (3.0 mg for subcutaneous injection), in Phase 3 clinical trials being developed by Novo Nordisk A/S and several other investigational drug candidates in Phase 2 clinical trials. Amylin Pharmaceuticals, Inc. and Takeda Pharmaceutical Company Limited announced that they have discontinued clinical activities in an ongoing Phase 2 study examining the safety and effectiveness of the investigational combination therapy pramlintide/metreleptin for the treatment of obesity. Arena

Pharmaceuticals, Inc. and Orexigen Therapeutics, Inc. have each submitted an NDA to the FDA for their investigational obesity drug candidates. Neither of these investigational drug candidates was approved by the FDA citing concerns around carcinogenicity in the case of Arena and the need to complete a pre-approval cardiovascular outcomes study in the case of Orexigen. According to Orexigen, the FDA requested a cardiovascular outcomes trial with an interim analysis to enable possible FDA approval of Contrave if the upper bound of the 95% confidence interval is less than 2. They further estimate that the interim analysis will require 87 major cardiovascular events (CV death, myocardial infarction and stroke) and will cost less than $100 million. Orexigen has agreed to complete this study. In January 2012, Arena announced that the FDA accepted for filing and review their resubmission of the NDA for lorcaserin, informed Arena that there will be an Endocrinologic and Metabolics Advisory Committee meeting, and assigned a new PDUFA target date of June 27, 2012. The future of the Arena and Orexigen compounds is uncertain at this time.

        In June 2011, the FDA approved an NDA, pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FDCA), for Suprenza (phentermine hydrochloride) orally dissolving tablets, 15 mg and 30 mg to be marketed and distributed by Akrimax Pharmaceuticals, LLC of New Jersey. This new drug application provides for the use of Suprenza (phentermine hydrochloride) orally dissolving tablets, 15 mg and 30 mg as a short-term (a few weeks) adjunct in a regimen of weight reduction based on exercise, behavioral modification, and caloric restriction in the management of exogenous obesity for patients with an initial body mass index ≥30 kg/m2, or ≥27 kg/m2 in the presence of other risk factors (e.g., controlled hypertension, diabetes, hyperlipidemia). No clinical trials were conducted for Suprenza, rather drugs submitted for approval under section 505(b)(2) are typically approved through the use of bioequivalence studies which show blood levels of the active pharmaceutical ingredient (API) of the drug seeking approval are consistent with a those of that had been previously approved. We are uncertain as to the impact, if any, of the approval of Suprenza on the approvability or future commercial success of Qnexa.

        The currently approved oral medications for type 2 diabetes include insulin releasers such as glyburide, insulin sensitizers such as Actos and Avandia, inhibitors of glucose production by the liver such as metformin, DPP-IV inhibitors like Januvia, as well as Precose and Glyset, which slow the uptake of glucose from the intestine. Approved injectable medications for type 2 diabetes treatment include glucagon-like peptide-1, or GLP-1, analogs such as Liraglutide, marketed under the brand name Victoza, developed by Novo Nordisk and Exenatide, marketed under the brand name Byetta, and a long-acting version of Exenatide marketed under the brand name Bydureon, developed by Amylin Pharmaceuticals and Eli Lilly and Company. Studies to date suggest GLP-1s improve control of blood glucose by increasing insulin secretion, delaying gastric emptying, and suppressing prandial glucagon secretion. Clinical studies have reported that patients treated with GLP-1s have reported weight loss of approximately six to eight pounds.

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

        There are currently three PDE5 inhibitors approved for the treatment of erectile dysfunction in the U.S.: sildenafil, vardenafil, and tadalafil. Worldwide sales of these products were approximately $4.2 billion in 2011. As the patents for the three major PDE5 inhibitors currently being sold expire, generic PDE5s will enter the marketplace. Generic PDE5s would likely be sold at lower prices and may reduce the demand for avanafil and the prices we intend to charge for avanafil, if approved. For example, we are in discussion with MTPC about certain aspects of the license agreement relating to the manufacture and supply of avanafil. We have become aware that the cost of goods sold under this agreement may be higher than expected. As a result, we may charge more for avanafil, if approved, which could limit the profitability of avanafil. Failure to reach agreement with MTPC may have an adverse impact on the commercial future of avanafil. Additional PDE5 inhibitors are in various stages of development by other companies. Warner-Chilcott plc has licensed the U.S. rights to udenafil, a PDE5 inhibitor from Dong-A. Warner-Chilcott continues the Phase 3 development of this compound for ED. In April 2010, Warner-Chilcott and Dong-A expanded their agreement to include the right to develop, and if approved, market, the treatment of lower urinary tract symptoms, or LUTS, associated with Benign Prostatic Hyperplasia, or BPH, in the U.S. and Canada. Recently, Cialis has been approved for treatment of enlarged prostate.

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

        Teva filed a Notice of Appeal on September 9, 2011 and the case is Federal Circuit Appeal Case No. 2011-1594. Briefing on the appeal has not yet been completed. In October 2010, Pfizer filed a patent-infringement action with respect to Viagra in the U.S. District Court for the Southern District of New York against Apotex Inc. and Apotex Corp., Mylan Pharmaceuticals Inc. and Mylan Inc., Actavis and Amneal Pharmaceuticals LLC. These generic manufacturers have filed abbreviated new drug applications with the FDA seeking approval to market their generic versions of Viagra. They assert the invalidity and non-infringement of the Viagra use patent, but have not challenged the basic patent. The case against Apotex et al. was stayed on February 24, 2012 pending the final disposition of Appeal No. 2011-1594 in the Teva action, including any en banc review. In certain countries outside the United States, generic versions of sildenafil are available.

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

        As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our investigational drug candidates. Our competitors may also develop drugs or surgical approaches that are more effective, more useful and less costly than ours and may also be more successful in manufacturing and marketing their products. In addition, our competitors may be more effective in commercializing their products. We currently outsource our manufacturing and therefore rely on third parties for that competitive expertise. There can be no assurance that we will be able to develop or contract for these capabilities on acceptable economic terms, or at all. Orexigen Therapeutics, manufacturer of Contrave, an investigational drug for the treatment of obesity, received a CRL from the FDA requesting that a long-term, randomized, placebo-controlled cardiovascular outcomes study be completed prior to refiling the NDA. To date, the FDA has not requested that we perform any additional studies, including cardiovascular outcome studies pre-approval, other than FORTRESS. Cardiovascular outcomes studies can take several years, cost tens to hundreds of millions of dollars and may result in showing an increased risk for major adverse cardiovascular events for patients in the treatment arm. Our October 17, 2011 resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, which could impact the commercialization of Qnexa, if approved. In addition, if any regulatory agency were to require additional studies, pre- or post-approval, the impact on the timing of approval and, if approved, commercialization of Qnexa, avanafil or any of our investigational drug candidates, could be delayed or adversely impacted.

Research and Development

        We incurred $24.6 million in 2011, $40 million in 2010 and $70.9 million in 2009 in research and development expenses, primarily to discover and develop our investigational drug candidates in obesity, sleep apnea and diabetes treatment, to restore sexual function in men, to license from third parties the rights to investigational drug candidates to treat various sexual and nonsexual disorders and to sponsor early stage clinical trials at various research institutions.

Employees

        As of February 17, 2012, we had 38 employees located at our corporate headquarters in Mountain View, California and other U.S. locations. None of our current employees are represented by a labor union or are the subject of a collective bargaining agreement. We believe that our relations with our employees are good and we have never experienced a work stoppage at any of our facilities.

Insurance

        We maintain product liability insurance for our clinical trials and general liability and directors' and officers' liability insurance for our operations. Insurance coverage is becoming increasingly expensive and no assurance can be given that we will be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. There can also be no assurance that we will be able to obtain commercially reasonable product liability insurance for any future drugs, including Qnexa, if approved, for marketing.

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

        Regulatory approval of an NDA is not guaranteed. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon clinical trials or to repeat or perform additional pre-clinical studies and clinical trials. The number of pre-clinical studies and clinical trials that will be required for FDA approval varies depending on the investigational drug candidate, the disease or condition that the investigational drug candidate is designed to target and the regulations applicable to any particular investigational drug candidate. The FDA may also ask for retrospective observational studies or trials. These studies are designed to assess a certain risk or outcome of interest that may be attributed to a particular drug exposure. A typical retrospective observational study involves the review and analysis of existing medical records or claims of groups of individuals that have been exposed to a certain medication to determine the incidence of a particular outcome. These results are compared to those from a similar group of individuals that have not been exposed to the medication of interest. In cases where the outcome of interest is rare, inadequate sample size can make interpretation of results difficult.

        We met with the FDA in April 2011, to discuss the feasibility of performing a retrospective observational study utilizing existing electronic medical claims healthcare databases to review fetal outcomes, including the incidence of major congenital malformations and oral cleft in the offspring of women who were exposed to topiramate during pregnancy. We reached agreement with the FDA on the retrospective observational study objectives and design, primary endpoints, and eligibility criteria. During the April 2011 meeting, it was agreed the study would be expanded to include all doses of topiramate and all diagnoses. It was also agreed that the results would be stratified and that the diagnoses of those exposed to topiramate would be matched with control groups with similar diagnoses and patient profiles. The co-primary endpoints are the relative risk of major congenital malformations and oral cleft in the offspring of women exposed to topiramate during pregnancy as compared to a control group that was not exposed to topiramate during pregnancy. The retrospective observational study is known as FORTRESS. Top-line preliminary results from FORTRESS were announced in December 2011. FORTRESS identified 1,945 mother-infant dyads exposed to topiramate either alone (monotherapy) or in combination with other antiepileptic agents (polytherapy) in the first trimester of pregnancy, or the Total Topiramate Cohort. Among the Total Topiramate Cohort, 1,740 dyads were exposed to topiramate monotherapy, or the Topiramate Monotherapy Cohort. There were 5 oral clefts in the Topiramate Monotherapy Cohort for a prevalence rate of 0.29% (5/1,740). This prevalence rate was compared to a control group of infants of women who had previously taken antiepileptic drugs including topiramate but not during the pregnancy of interest, or the Formerly Exposed Cohort. The prevalence rate for the Formerly Exposed Cohort was 0.16% (21/13,512). The prevalence ratio for Topiramate Monotherapy Cohort versus the Formerly Exposed Cohort was 1.88 (center-standardized, 95% CI 0.70-5.03).

        FORTRESS analyzed data from a second control group, infants of women with similar medical profiles to the Total Topiramate Cohort regardless of prior antiepileptic drug use (the "Similar Medical Profile Cohort"). There were 9 oral clefts from a sample of 13,614 dyads in the Similar Medical Profile Cohort, for a prevalence of 0.07%. One data source reported an anomalously low prevalence of oral clefts in the sample from the Similar Medical Profile Cohort. To investigate this finding, investigators performed repeated multiple re-sampling from the group of dyads who were eligible for this cohort and determined that the oral clefts prevalence observed in the cohort was likely due to random error. Based on these findings, the FDA requested that we utilize all of the available data in the entire Similar Medical Profile Cohort to determine the background prevalence of oral cleft. Using the entire Similar Medical Profile Cohort, the background prevalence of OC was found to be 0.16% (383/247614), and the Prevalence Ratio compared to the Topiramate Monotherapy cohort, standardized for center was 1.8 (95% CI 0.8-4.4).

        As part of FORTRESS, Major Congenital Malformations, or MCMs, are being evaluated. The MCM analysis is ongoing. The FORTRESS findings are based on a claims-only analysis. All of the results of the study are considered to be preliminary until the results are validated. The results will be final when validation is completed, which is expected in the third quarter of 2012. There can be no assurance that the validation of this information will be successfully completed.

        Subsequent to our April 2011 meeting with the FDA, several new studies that examined the teratogenic risk of topiramate were published or presented. These studies concluded that topiramate was not a major teratogen; however, the results from one study, the Slone Study, suggested that topiramate may be associated with an increased risk for oral cleft.

        On September 15, 2011, we announced that following a teleconference we had reached agreement with officials of the Division of Metabolism and Endocrinology Products, or DMEP, of the FDA on a plan that allowed for an early resubmission of the Qnexa New Drug Application, or NDA, for the treatment of obesity. Based on this agreement, we resubmitted the Qnexa NDA on October 17, 2011, prior to completion of FORTRESS, and the FDA accepted the NDA for filing. On February 22, 2012, the Food and Drug Administration held a second meeting of the Endocrinology and Metabolic Drugs Advisory Committee, or the Advisory Committee, to discuss the additional data submitted for Qnexa. The FDA asked the Advisory Committee to discuss the following: 1) their interpretation of the available data regarding teratogenicity of topiramate, including whether they believe the data indicate an increase in the risk for oral clefts; 2) the potential strengths and weaknesses of the proposed teratogenicity risk management strategy for Qnexa; 3) the clinical significance of the changes in blood pressure and heart rate in overweight and obese patients treated with Qnexa versus placebo, taking into account the reported changes in antihypertensive therapy; and 4) whether the available data for Qnexa warrant that a cardiovascular outcomes trial be conducted prior to approval. The FDA requested the Advisory Committee to vote on whether, after considering all the available data included in the NDA and the discussions held at the meeting on February 22, 2012, including the questions referred to above, the overall benefit-risk assessment of Qnexa supports its approval for the treatment of obesity in individuals with a BMI ≥ 30 kg/m2 or a BMI ≥ 27 kg/m2 with weight related co-morbidities. The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA that was submitted for Qnexa in October 2011. The Prescription Drug User Fee Act, or PDUFA, target date for Qnexa is April 17, 2012. However, the FDA has the ability to extend the PDUFA date in certain circumstances, and there can be no assurance that it will not do so.

        The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI ≥ 30 kg/m2), or overweight patients (BMI ≥ 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). The proposed labeling for Qnexa submitted on October 17, 2011 included a contraindication that excluded the use of Qnexa by women of childbearing potential. The proposed Pregnancy Category is "Category X". Drugs in Category X are designated as such when studies in animals or humans have demonstrated fetal abnormalities and/or there is positive evidence of human fetal risk based on adverse reaction data from investigational or marketing experience, and the risks involved in use of the drug in pregnant women clearly outweigh potential benefits.

        In January 2012, we announced that following discussions with FDA officials, we were asked to remove the Qnexa contraindication for women of childbearing potential contained in the proposed label. There can be no assurance, however, that, if approved, the final Qnexa label would not include contraindications or warnings for specific populations, including women of childbearing potential. Qnexa would remain contraindicated for women who are pregnant. A contraindication typically indicates that a drug should not be used because the risk of use clearly outweighs any possible therapeutic benefit for that population.

        Included with the October 17, 2011 resubmission of the Qnexa NDA was a proposed Risk Evaluation and Mitigation Strategy, or REMS. We are currently revising our proposed REMS based on the change in the contraindication. We have discussed the submitted REMS with the FDA and the details of the Qnexa REMS were discussed during the Endocrinologic and Metabolic Drugs Advisory Committee, held February 22, 2012. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. Neither the details of this study, nor the REMS, have been agreed to with the FDA. There can be no assurance that we will be able to agree with the FDA on the details of the REMS, the cardiovascular outcomes study or the label for Qnexa.

        Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA.

        The FDA has announced that it will convene an advisory committee of the Division of Metabolism and Endocrinology Products of the FDA on March 28 and 29, 2012 to discuss the role of cardiovascular assessment in the pre-approval and post-approval settings for drugs and biologics developed for the treatment of obesity. The FDA has also stated that it intends to make background material relating to this meeting available to the public no later than two business days before the meeting. We are not aware of the exact content, goals, participants and objectives of this committee meeting. This meeting may result in recommendations by the advisory committee that, if followed by the FDA, could delay, add to the cost of or otherwise adversely affect the approval process for Qnexa. There can be no assurance that the FDA would not in the future require us to perform a cardiovascular safety outcomes study, pre- or post-approval, for Qnexa as a treatment for obesity.

        On December 17, 2010, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for Qnexa Controlled-Release Capsules in the European Union, or EU. The proposed indication in the EU is for the treatment of obesity, including weight loss and maintenance of weight loss, and should be used in conjunction with a mildly hypocaloric diet. The EMA's review of Qnexa will follow their centralized marketing authorization procedure. If approved, Qnexa could receive marketing authorization in all 27 EU member countries. The MAA was officially validated for central procedure on January 19, 2011. If approved in the EU, Qnexa could be recommended for obese adult patients (BMI ≥ 30 kg/m2), or overweight patients (BMI ≥ 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). In Europe, approximately 150 million adults are considered overweight or obese, and the prevalence is rising rapidly. According to EMA guidelines for medicinal products used in weight control, a demonstration of weight loss of at least 10% of baseline weight, which is at least statistically greater than that associated with placebo, is considered to be a valid primary efficacy criterion. Based on the results of the Phase 3 program, we believe Qnexa has met this efficacy criterion set by the EMA for obesity therapies. In addition, the mean weight loss for the mid and top dose of Qnexa at the end of two years was 10.4% and 11.4%, respectively, which we believe met the efficacy benchmark set by the EMA for obesity therapies. These results were shown to be associated with significant improvements in weight-related co-morbidities such as hypertension, dyslipidemia and diabetes. The MAA is comprised of data from over 4,500 overweight or obese patients with a broad range of weight-related co-morbidities. Two-year, double-blind data from SEQUEL (OB-305) were also included in the filing to demonstrate durability of treatment response and long-term safety.

        In May 2011, we received a response to our MAA from the Committee for Medicinal Products for Human Use, or CHMP. The response was in the form of the "120-day questions." The 120-day questions covered a broad range of topics including, without limitation, issues relating to phentermine, which include historical concerns regarding its potential association with valvulopathy and pulmonary hypertension; heart rate and limited long-term safety data in high-risk patients; and known and suspected effects of topiramate which include CNS and teratogenic potential. The CHMP also had questions concerning our proposed risk management plan for Qnexa. The 120-day questions were consistent with the issues previously raised in the FDA review process. We met with representatives from the CHMP in September 2011 to seek clarification on certain questions. We submitted our response to the 120-day questions in the fourth quarter of 2011. In January 2012, we received the 180-day List of Outstanding Issues, or 180-day LOI, from the CHMP. In order to perform additional analyses to allow further insights into the data as previously presented, we requested and have received a two-month extension to respond to the 180-day LOI. The 180-day LOI contained requests for additional information including risk minimization activities to address various issues relating to cardiovascular, neuropsychiatric and potential teratogenic effects of Qnexa. In addition, we were asked to discuss the benefit/risk of the different doses of Qnexa, its potential use in different patient populations, and the expected long-term benefit of treatment with Qnexa. We are preparing our response, which we plan to submit in the second quarter of 2012. There can be no assurance that our response will be adequate or that our MAA will be approved by the CHMP.

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

  •
  the FDA may disagree with a favorable recommendation of its advisory committee;

  •
  the FDA may be persuaded or influenced by a subsequent recommendation by its advisory committee at a later meeting;

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

  •
  the FDA may not accept NDA submissions from us due to, among other reasons, the formatting of the submission; or

  •
  the FDA may change its approval policies, adopt new regulations or provide new guidance with significant requirements not currently included or considered by us when seeking NDA approval.

We may not receive FDA approval for Qnexa despite the recent vote of the FDA advisory committee.

        On October 17, 2011, we resubmitted the Qnexa NDA and the FDA accepted the NDA for filing. On February 22, 2012, the FDA held an Advisory Committee meeting to discuss the additional information contained in the resubmitted NDA. The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA. The PDUFA target date for Qnexa is April 17, 2012. On February 27, 2012, our chief executive officer in a televised interview on CNBC stated his personal belief that Qnexa will be approved by the FDA on or near the PDUFA target date. This statement is a forward looking statement. There is no assurance that we will receive approval for Qnexa on the PDUFA target date or ever. The FDA may decide not to approve Qnexa, may issue another Complete Response Letter, may extend the PDUFA target date or may take various other actions. If Qnexa is not approved for commercial sale or if its development is delayed for any reason, our full investment in Qnexa may be at risk and we may be forced to write-off existing inventory, face significant costs to dispose of unusable inventory, and our business and financial condition could be materially adversely affected.

We received a Complete Response Letter from the FDA regarding our NDA for Qnexa as a treatment for obesity, and we may not be able to satisfy the FDA's concerns.

        On October 28, 2010, we received a Complete Response Letter, or CRL, regarding the NDA for Qnexa as a treatment for obesity. The CRL stated that in its current form, the NDA for Qnexa was not approvable. The CRL included the following areas: clinical, labeling, REMS, safety update, and drug scheduling. In the clinical section of the CRL, the FDA requested a comprehensive assessment of topiramate's and Qnexa's teratogenic potential including a detailed plan and strategy to evaluate and mitigate the potential teratogenic risks in women of childbearing potential taking the drug for the treatment of obesity. In addition, the FDA asked us to provide evidence that the elevation in heart rate (mean 1.6 beats per minute on the top dose) associated with Qnexa does not increase the risk for major adverse cardiovascular events. The FDA requested that we formally submit the results from the completed SEQUEL study (OB-305), a 52-week extension study for a subset of 675 patients who completed the previously reported 56-week CONQUER study. The FDA reserved the right to comment further on proposed labeling. On REMS, the FDA requested that a discussion of an already-submitted REMS plan be continued after we submitted the written response. The agency also requested a safety update of any new adverse events be submitted with the NDA. Finally, the FDA stated that if approved, Qnexa would be a Schedule IV (of the five categories of drugs with potential for abuse under the Controlled Substances Act) drug due to the phentermine component. No new clinical studies were requested in the CRL.

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

        On October 17, 2011, we resubmitted the Qnexa NDA and the FDA accepted the NDA for filing. On February 22, 2012, the FDA held an Advisory Committee meeting to discuss the additional information contained in the resubmitted NDA. The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA that was submitted for Qnexa in October 2011. The PDUFA target date for Qnexa is April 17, 2012. However, the FDA has the ability to extend the PDUFA date in certain circumstances, and there can be no assurance it will not do so.

        The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI ≥ 30 kg/m2), or overweight patients (BMI ≥ 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). The proposed labeling for Qnexa submitted on October 17, 2011 included a contraindication that excluded the use of Qnexa by women of childbearing potential. The proposed Pregnancy Category is "Category X".

        In January 2012, we announced that following discussions with FDA officials, we were asked to remove the Qnexa contraindication for women of childbearing potential contained in the proposed label. There can be no assurance, however, that, if approved, the final Qnexa label would not include contraindications or warnings for specific populations, including women of childbearing potential. Qnexa would remain contraindicated for women who are pregnant. A contraindication typically indicates that a drug should not be used because the risk of use clearly outweighs any possible therapeutic benefit for that population.

        Included with the October 17, 2011 resubmission of the Qnexa NDA was a proposed REMS. We are currently revising our proposed REMS based on the change in the contraindication. We have discussed the submitted REMS with the FDA and the details of the Qnexa REMS were discussed during the Endocrinologic and Metabolic Drugs Advisory Committee, held February 22, 2012. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. Neither the details of this study, nor the REMS, have been agreed to with the FDA. There can be no assurance that we will be able to agree with the FDA on the details of the REMS, the cardiovascular outcomes study or the label for Qnexa.

        Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA.

        Top-line preliminary results from FORTRESS were announced in December 2011. As part of FORTRESS, Major Congenital Malformations, or MCMs, are being evaluated. The MCM analysis is ongoing. The FORTRESS findings are based on a claims-only analysis. All of the results of the study are considered to be preliminary until the results are validated. The results will be final when validation is completed, which is expected in the third quarter of 2012. There can be no assurance that the validation of this information will be successfully completed. There are no guarantees that the results from FORTRESS will be sufficient to satisfy the FDA's safety concerns, that the FDA will not require us to conduct additional clinical or retrospective observational studies, that the FDA will approve our resubmission or that Qnexa will receive regulatory approval for any indication or prove to be commercially successful.

        In May 2011, the Journal of the American Medical Association published the results of a study entitled, Newer-Generation Antiepileptic Drugs and the Risk of Major Birth Defects by Ditte Mølgaard-Nielsen, MSc, Anders Hviid, MSc, DrMedSci (JAMA. 2011;305(19):1996-2002) . The study was a population-based cohort study of 837,795 live-born infants in Denmark from January 1, 1996, through September 30, 2008. Individual-level information on dispensed antiepileptic drugs to mothers, birth defect diagnoses, and potential confounders was obtained from compulsory nationwide health registries. The main outcome measures were Prevalence Odds Ratios, or PORs, of any major birth defect diagnosed within the first year of life by fetal exposure to antiepileptic drugs. Of the 1,532 infants exposed to lamotrigine, oxcarbazepine, topiramate, gabapentin, or levetiracetam (newer-generation antiepileptic drugs) during the first trimester, 49 were diagnosed with a major birth defect compared with 19,911 of the 836,263 who were not exposed to an antiepileptic drug (3.2% vs. 2.4%, respectively; adjusted POR, or APOR, 0.99; 95% confidence interval [CI], 0.72-1.36). For the small topiramate subgroup, a major birth defect was diagnosed in five of 108 infants (4.6%) exposed to topiramate (APOR, 1.44; 95% CI, 0.58-3.58). The study concluded that among live-born infants in Denmark, first-trimester exposure to newer-generation antiepileptic drugs, including topiramate, compared with no exposure, was not associated with an increased risk of major birth defects.

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

        On August 15, 2011, during the International Conference on Pharmacoepidemiology & Therapeutic Risk Management, a new study assessing the risk of oral clefts in topiramate-exposed pregnancies was presented. The presentation entitled "Use of Topiramate and the Risk of Oral Clefts" contained an analysis of data from two large databases including the CDC's National Birth Defects Prevention Study and the Birth Defect Study from the Slone Epidemiology Center at Boston University, together the Slone Study. Data from this new study demonstrated no increase in relative risk of overall major malformations (odds ratio 1.0; 95% CI 0.4-3.2), which provides supporting evidence that topiramate is not a major teratogen. The analysis did indicate an increased risk for oral cleft malformation may be associated with topiramate; however, we believe the magnitude of risk was substantially lower than data reflected in the current topiramate label. The Slone Study provides alternative methodology to assess relative risk with topiramate. The Slone Study assessed all malformations reported in two case-controlled surveillance programs, the Slone Epidemiology Center Birth Defects Study, or SBDS, and the CDC's National Birth Defects Prevention Study, or NBDPS. In contrast to other available studies, which assess relative risk based on total topiramate exposure, this analysis assessed the relative risk based on the proportion of identified malformations that were exposed to topiramate. The study identified a total of approximately 34,000 major congenital malformations (11,000 from SBDS and 23,000 from NBDPS), including approximately 3,000 oral cleft malformations (800 SBDS and 2,200 NBDPS). Topiramate exposure during the first trimester of pregnancy was reported in 15 of the major malformations and seven of the oral clefts. There were no reports of isolated cleft palate in the topiramate-exposed pregnancies. Pooled data from the two databases showed a relative risk for oral cleft of 5.4 (95% CI 1.5-20.1). Results were pooled due to the small number of topiramate-exposed pregnancies in the individual databases. In the SBDS data base, three topiramate-exposed oral clefts were reported, producing a relative risk of 10.1 (95% CI 1.1-129.2). In the NBDPS data base, four topiramate-exposed oral clefts were reported, producing a relative risk of 3.6 (95% CI 0.7-20.0). The signal of potential risk from these new data is substantially lower than reported from the North American AED (9.6x) and UK pregnancy (16x) registries.

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

        On September 27, 2011, a poster authored by Dr. Mark W. Green, Director of the Center for Headache and Pain Medicine and Professor of Neurology and Anesthesiology at the Mount Sinai School of Medicine, was presented at the American Neurological Association Meeting in San Diego, CA. In addition to the topiramate exposure data previously reported, the results included the rate of MCMs and OCs in two new control groups, a migraine without epilepsy group, and a sub-group of patients exposed to acute- and preventive migraine drugs, or APMD, during pregnancy. The incident rate of oral clefts and major congenital malformations in the topiramate-exposed group was compared to OC and MCM incident rates in three non-topiramate-exposed control groups: a migraine without epilepsy group, a group of patients exposed to acute-preventive migraine drugs, or APMD, during pregnancy, and a diabetes group. The study found that the risk for MCMs in infants born to diabetic mothers was significantly higher than seen in infants exposed to TPM in utero. The MCM and OC rates seen in the diabetes control group are comparable to those reported in the literature. Consistency of these data compared to published references for the diabetes control group and the random sample provides assurance that this data would likely be representative of other clinical settings.

        The study, funded by VIVUS, was conducted utilizing Wolters Kluwer datasets from the United States and followed patients' Pharmacy and Medical Claims (January 2003—December 2010) and covered an estimated 177 million lives. Probable exposure during pregnancy was refined using data on script fill date, days of medication supplied, infant birth date, and ICD-9 codes for birth term. We included the results of this study in the October 17, 2011 resubmission of the Qnexa NDA.

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

        We believe that the regulatory review of NDAs for investigational drug candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety. In this regard, it is likely that some of our investigational drug candidates, including Qnexa and avanafil, will be subject to increased scrutiny to show adequate safety than would investigational drug candidates addressing more acute or life-threatening diseases, such as cancer or HIV. In 2010, the FDA notified healthcare professionals that the review of additional data from a post-approval study of sibutramine indicates an increased risk of heart attack and stroke in patients with a history of cardiovascular disease using sibutramine. Meridia (sibutramine) was marketed by Abbott Laboratories; however, in October 2010, Abbott Laboratories withdrew Meridia in the U.S. at the FDA's request. In March 2011, the FDA issued a safety communication to the public and healthcare professionals about an increased risk of oral clefts in children born to mothers taking topiramate (one of the components in Qnexa). The pregnancy classification of topiramate was changed from Category C (which means that data from animal studies suggested potential fetal risks, but no adequate data from human clinical trials or studies were available at the time of approval) to Category D (which means there is positive evidence of human fetal risk based on human data but the potential benefits from use of the drug in pregnant women may be acceptable in certain situations despite its risks). We are unable to determine the impact of this communication and label change for topiramate on the potential approval of Qnexa.

        The European Medicines Agency's CHMP also completed a review of the safety and effectiveness of sibutramine. The CHMP has concluded that the benefits of sibutramine do not outweigh its risks, and that all marketing authorizations for medicines containing sibutramine should be suspended throughout Europe. We are unable to determine the impact on Qnexa, if any, of the recent actions in the U.S. and Europe with regard to sibutramine. Orexigen Therapeutics, manufacturers of Contrave, an investigational drug for the treatment of obesity, received a CRL from the FDA requesting that a long-term, randomized, placebo-controlled cardiovascular outcomes study be completed prior to refiling the NDA. According to Orexigen, the FDA requested a cardiovascular outcomes trial with an interim analysis to enable possible FDA approval of Contrave if the upper bound of the 95% confidence interval is less than 2. They further estimate that the interim analysis will require 87 major cardiovascular events (CV death, myocardial infarction and stroke) and will cost less than $100 million. Orexigen has agreed to complete this study. To date, the FDA has not requested that we perform any additional studies, including cardiovascular outcome studies pre-approval, other than the request to perform FORTRESS. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval; however, the details of this study have not yet been agreed to with the FDA. There can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies or that we will be able to agree with the FDA on the details of the cardiovascular outcomes study for Qnexa.

        The CHMP may request the results of FORTRESS and may request additional studies including cardiovascular outcome studies or justification for not completing an outcomes study, prior to granting approval of Qnexa in the EU. In January 2012, we received the 180-day LOI from the CHMP. In order to perform additional analyses to allow further insights into the data as previously presented, we requested and have received a two-month extension to respond to the 180-day LOI. The 180-day LOI contained requests for additional information including risk minimization activities to address various issues relating to cardiovascular, neuropsychiatric and potential teratogenic effects of Qnexa. In addition, we were asked to discuss the benefit/risk of the different doses of Qnexa, its potential use in different patient populations, and the expected long-term benefit of treatment with Qnexa. We are preparing our response, which we plan to submit in the second quarter of 2012. There can be no assurance that our response will be adequate or that our MAA will be approved by the CHMP.

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

        Pre-clinical studies and Phase 1 and Phase 2 clinical trials are not primarily designed to test the efficacy of an investigational drug candidate in the general population, but rather to test initial safety, to study pharmacokinetics and pharmacodynamics, to study limited efficacy in a small number of study patients in a selected disease population, and to identify and attempt to understand the investigational drug candidate's side effects at various doses and dosing schedules. Success in pre-clinical studies or completed clinical trials does not ensure that later studies or trials, including continuing pre-clinical studies and large-scale clinical trials, will be successful nor does it necessarily predict future results. Favorable results in early studies or trials may not be repeated in later studies or trials, and investigational drug candidates in later stage trials may fail to show acceptable safety and efficacy despite having progressed through earlier trials. In addition, the placebo rate in larger studies may be higher than expected.

        We have previously announced results from two pivotal Phase 3 clinical trials for safety and efficacy of our most advanced investigational drug candidate Qnexa, as a treatment for obesity, and we continue to analyze the data collected in these trials. In addition, the briefing documents prepared by us and the FDA ahead of any Advisory Committee meetings, as well as materials used during that meeting, have been made available to the public. The meeting materials contain information not previously disclosed to the public. The results of the CONQUER study were published in The Lancet, the results of the EQUIP study were published in Obesity and the results of SEQUEL were published in The American Journal of Clinical Nutrition, all of which are peer-reviewed medical journals. Top-line results of the extension study, OB-305, were released in the third quarter of 2010. Additional details of the results of the SEQUEL study have been and will continue to be disclosed at medical meetings and additional details will be available at future meetings. Consequently, it is possible that further analysis, presentation and publication of this information and other data on Qnexa may yield information or suggest conclusions not yet known that may negatively impact our ability to obtain regulatory approval for Qnexa as a treatment for obesity or, if approved, market acceptance.

        Our other investigational drug candidate, avanafil, has successfully completed all of the large, pivotal Phase 3 trials for safety and efficacy that are required to support approval by the FDA and other worldwide regulatory authorities. Pre-clinical data and the limited clinical results that we have obtained for our investigational drug candidates may not predict results from studies in larger numbers of patients in multiple sites drawn from more diverse populations treated for longer periods of time. The smaller and shorter clinical trials also may not predict the ability of these investigational drugs to achieve or sustain the desired effects in the broad intended population or to do so safely. We may decide to not conduct additional Phase 2 studies prior to the initiation of pivotal Phase 3 studies. We may also elect to enter into pivotal Phase 3 studies with a new formulation, dosage, dosing schedule, delivery system or choose to study different populations than had been studied in previous clinical trials.

        Qnexa is our proprietary capsule formulation investigational drug candidate containing the active ingredients phentermine and topiramate. Phentermine was approved for the short-term treatment of obesity by the FDA in 1959. Topiramate is approved for seizures (1996), pediatric epilepsy (1999) and migraine prevention (2004). Published studies on topiramate reported that topiramate treatment produced weight loss. By combining topiramate with phentermine, Qnexa attempts to simultaneously address excessive appetite and a high threshold for satiety, the two main mechanisms believed to impact eating behavior. Earlier studies with Qnexa were completed using a twice-a-day dose. The twice-a-day dose and timing of the administration of the immediate-release active ingredients was determined by the inventor through the treatment of patients in his private practice. We used a once-a-day, extended-release formulation in our completed Phase 3 studies of Qnexa. We have completed various pharmacokinetic studies of the once-a-day formulations to characterize the pharmacokinetic profile of the once-a-day, extended-release formulation of Qnexa. The FDA also asked us to study the effects of a lower dose of Qnexa, which we did in the Phase 3 obesity trials. To date, the FDA has not raised any issues or concerns around the formulation of Qnexa. While we believe we can adequately address any future issues raised in the FDA review process, there can be no assurance that we will be successful in obtaining or maintaining regulatory approval for Qnexa.

        We may be required to demonstrate through large, long-term outcome trials that our investigational drug candidates are safe and effective for use in a broad population prior to obtaining regulatory approval. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. The details of this study have not yet been agreed to with the FDA. If approved, Qnexa will have a REMS. Included with the October 17, 2011 resubmission of the Qnexa NDA was a proposed REMS. We are currently revising our proposed REMS following discussions with FDA officials, in January 2012, when we were asked to remove the contraindication for women of childbearing potential contained in the proposed Qnexa label. Qnexa would remain contraindicated for women who are pregnant. We discussed the details of the Qnexa REMS during the Endocrinologic and Metabolic Drugs Advisory Committee, held February 22, 2012; however, the details of the Qnexa REMS have not yet been agreed to with the FDA. There can be no assurance that we will be able to agree with the FDA on the details of the REMS, the cardiovascular outcomes study or the label for Qnexa.

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

        All of the investigational drug candidates that we are currently developing require extensive pre-clinical and/or clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our investigational drug candidates, we must demonstrate with substantial evidence through pre-clinical testing and/or clinical trials that our investigational drug candidates are safe and effective in humans for the indication being studied. We may also be asked to conduct retrospective observational studies. The FDA requested that we conduct FORTRESS. Top-line preliminary results from FORTRESS were announced in December 2011. As part of FORTRESS, Major Congenital Malformations, or MCMs, are being evaluated. The MCM analysis is ongoing. The FORTRESS findings are based on a claims-only analysis. All of the results of the study are considered to be preliminary until the results are validated. The results will be final when validation is completed, which is expected in the third quarter of 2012.

        Retrospective observational studies can be complex and involve multiple data sources and electronic records that may not contain all the required information and that information may not be properly validated. We may be required to obtain consents from patients to further investigate findings in a retrospective observational study. In addition, the sample size selected may not be adequate to perform statistical analysis or may not satisfy the requirements for approval. Conducting clinical trials and retrospective observational studies are complex, lengthy, expensive and uncertain processes. Completion of clinical trials and retrospective observational studies and approval by the FDA may take several years or more. Our ability to conduct clinical trials and retrospective observational studies may be delayed, suspended or terminated by many factors, including, but not limited to:

  •
  inability to obtain or manufacture sufficient quantities of investigational drug candidates for use in clinical trials;

  •
  inability of the manufactured product to meet stability or release requirements;

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

        In September 1997, the FDA requested drug manufacturers to voluntarily withdraw fenfluramine and dexfenfluramine. At the same time, the FDA recommended that patients using either fenfluramine or dexfenfluramine stop taking them. The FDA did not, however, request the withdrawal of phentermine. Although studies to date have not demonstrated that phentermine causes PPH and valvular heart disease, when used in larger populations over long periods of time, there is currently no conclusive study data indicating that Qnexa will not demonstrate rare, but significant cardiovascular or other detrimental side effects when used by the general population. Moreover, the adverse clinical history of fen-phen and dexfen-phen combinations for obesity may result in increased FDA regulatory scrutiny of the safety or the risk/benefit profile of Qnexa and may raise potential adverse publicity in the marketplace, which could affect market acceptance if Qnexa is approved for commercial sale. Our October 17, 2011 resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. The details of this study have not yet been agreed to with the FDA.

        Benfluorex is an anorectic and hypolipidemic agent that is structurally related to fenfluramine. Clinical studies have shown it may improve glycemic control and decrease insulin resistance in people with poorly controlled type 2 diabetes. On December 18, 2009, the European Medicines Agency recommended the withdrawal of all medicines containing benfluorex in the European Union because their risks, particularly the risk of heart valve disease (fenfluramine-like cardiovascular side effects), are greater than their benefits. In France, the medication had been marketed as Mediator by Servier as an adjuvant antidiabetic. It was on the market between 1976 and 2009 and is thought to have caused between 500 and 2,000 deaths. The drug was also used in Portugal and Cyprus. The withdrawal of Mediator has created controversy, litigation and investigation into the manufacturer, Servier, and the French regulatory authorities (French Agency for Safety and Health Products, or AFSSAPS) as to why the drug was allowed to stay on the market for 10 years after the withdrawal of fenfluramine. A report issued by the Inspection Generale des Affaires Sociales, or IGAS, suggests several failures at all levels that allowed Mediator to stay on the market. The head of the AFSSAPS resigned shortly after the publication of the IGAS report. We are unable to determine the impact of the benfluorex withdrawal and subsequent controversy, if any, on the Marketing Authorization Application, or MAA, our rapporteur or co-rapporteur, Sweden and France, respectively, for Qnexa.

Our investigational drug candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

        Side effects caused by our investigational drug candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. The most common side effects reported in the first Phase 3 study of avanafil were headache, flushing and nasal congestion. The most common side effects reported in our Phase 3 trials of Qnexa were paresthesia (tingling of the extremities), dry mouth, altered taste, headache and constipation. In addition, the constituent drugs of Qnexa each have their own side effect profiles that are included in their current respective product labels. If Qnexa is approved by the FDA, we would anticipate that the label would, at a minimum, include the side effect profiles of each of the constituent drugs. We also expect the label to include a warning or contraindication on use in pregnant women. While the constituent drugs that make up Qnexa have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Qnexa, to date, the combination of these constituent drugs has not received regulatory approval. While we believe our Phase 3 Qnexa clinical trials have generated sufficient safety and efficacy data, the approvability and eventual labeling of Qnexa will be determined by the FDA. For example, in 2007, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA reviewed another company's investigational obesity drug candidate, rimonabant, and voted not to recommend approval of the investigational drug candidate to the FDA, based on concerns regarding the safety profile of that investigational drug candidate, in particular, depression, suicidality and seizures. Two other obesity medications have also been rejected by the FDA citing specific safety concerns. However, in June 2011, the FDA approved an NDA for Suprenza (phentermine hydrochloride) orally dissolving tablets. Suprenza was approved by the same division of the FDA (Division of Metabolism and Endocrinology). There were no clinical trials performed with Suprenza. Suprenza has a pregnancy "Category X". Drugs in Category X are designated as such when studies in animals or humans have demonstrated fetal abnormalities and/or there is positive evidence of human fetal risk based on adverse reaction data from investigational or marketing experience, and the risks involved in use of the drug in pregnant women clearly outweigh potential benefits.

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

        Pregnant women or women who planned on becoming pregnant were not eligible to participate in the Qnexa clinical trials. Women of childbearing potential were advised to use and agreed to use two forms of birth control during the study. Patients who became pregnant during the study period were required to immediately discontinue study medication. In our studies, we had 15 births from women exposed to Qnexa or topiramate. They were taken off the study medication and followed through to delivery. While we did not observe any congenital malformations in those pregnancies, we anticipate the labeling for Qnexa, if approved, will contain a contraindication or warning against use by women who are or are considering becoming pregnant. The FDA has stated that Qnexa would be listed as a "Category X" drug. We have discussed with the FDA a post-approval pregnancy exposure registry for Qnexa. The goal of pregnancy exposure registries is to provide clinically relevant human data that can be used in a product's labeling to provide medical care providers with useful information for treating or counseling patients who are pregnant or anticipating pregnancy.

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

        Top-line preliminary results from FORTRESS were announced in December 2011. FORTRESS identified 1,945 mother-infant dyads exposed to topiramate either alone (monotherapy) or in combination with other antiepileptic agents (polytherapy) in the first trimester of pregnancy, or the Total Topiramate Cohort. Among the Total Topiramate Cohort, 1,740 dyads were exposed to topiramate monotherapy, or the Topiramate Monotherapy Cohort. There were 5 oral clefts in the Topiramate Monotherapy Cohort for a prevalence rate of 0.29% (5/1,740). This prevalence rate was compared to a control group of infants of women who had previously taken antiepileptic drugs including topiramate but not during the pregnancy of interest, or the Formerly Exposed Cohort. The prevalence rate for the Formerly Exposed Cohort was 0.16% (21/13,512). The prevalence ratio for Topiramate Monotherapy Cohort versus the Formerly Exposed Cohort was 1.88 (center-standardized, 95% CI 0.70-5.03).

        FORTRESS analyzed data from a second control group, infants of women with similar medical profiles to the Total Topiramate Cohort regardless of prior antiepileptic drug use (the "Similar Medical Profile Cohort"). There were 9 oral clefts from a sample of 13,614 dyads in the Similar Medical Profile Cohort, for a prevalence of 0.07%. One data source reported an anomalously low prevalence of oral clefts in the sample from the Similar Medical Profile Cohort. To investigate this finding, investigators performed repeated multiple re-sampling from the group of dyads who were eligible for this cohort and determined that the oral clefts prevalence observed in the cohort was likely due to random error. Based on these findings, the FDA requested that we utilize all of the available data in the entire Similar Medical Profile Cohort to determine the background prevalence of oral cleft. Using the entire Similar Medical Profile Cohort, the background prevalence of OC was found to be 0.16% (383/247614), and the Prevalence Ratio compared to the Topiramate Monotherapy cohort, standardized for center was 1.8 (95% CI 0.8-4.4).

        As part of FORTRESS, Major Congenital Malformations, or MCMs, are being evaluated. The MCM analysis is ongoing. The FORTRESS findings are based on a claims-only analysis. All of the results of the study are considered to be preliminary until the results are validated. The results will be final when validation is completed, which is expected in the third quarter of 2012. There can be no assurance that the validation of this information will be successfully completed.

        We resubmitted the Qnexa NDA on October 17, 2011, prior to completion of FORTRESS, and the FDA accepted the NDA for filing. On February 22, 2012, the FDA held an Advisory Committee meeting to discuss the additional information contained in the resubmitted NDA. The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA that was submitted for Qnexa in October 2011. The PDUFA target date for Qnexa is April 17, 2012. However, the FDA has the ability to extend the PDUFA date in certain circumstances, and there can be no assurance it will not do so.

        The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI ≥ 30 kg/m2), or overweight patients (BMI ≥ 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). The proposed labeling for Qnexa submitted on October 17, 2011 included a contraindication that excluded the use of Qnexa by women of childbearing potential. The proposed Pregnancy Category is "Category X".

        In January 2012, we announced that following discussions with FDA officials, we were asked to remove the Qnexa contraindication for women of childbearing potential contained in the proposed label. There can be no assurance, however, that, if approved, the final Qnexa label would not include contraindications or warnings for specific populations, including women of childbearing potential. Qnexa would remain contraindicated for women who are pregnant. A contraindication typically indicates that a drug should not be used because the risk of use clearly outweighs any possible therapeutic benefit for that population.

        Included with the October 17, 2011 resubmission of the Qnexa NDA was a proposed REMS. We are currently revising our proposed REMS based on the change in the contraindication. We discussed the submitted REMS with the FDA and the details of the Qnexa REMS were discussed during the Endocrinologic and Metabolic Drugs Advisory Committee, held February 22, 2012. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. Neither the details of this study, nor the REMS, have been agreed to with the FDA. There can be no assurance that we will be able to agree with the FDA on the details of the REMS, the cardiovascular outcomes study or the label for Qnexa.

        Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA.

        On March 4, 2011, the FDA issued a drug safety communication informing the public of new data that show that there is an increased risk for the development of cleft lip and/or cleft palate (oral clefts) in infants born to women treated with topiramate (Topamax and generic products) during pregnancy. The communication stated that the benefits and the risks of topiramate should be carefully weighed when prescribing this drug to women of childbearing potential, particularly for conditions not usually associated with permanent injury or death. The communication also indicated that alternative medications that have a lower risk of oral clefts and other adverse birth outcomes should be considered for these patients. If the decision is made to use topiramate in women of childbearing potential, effective birth control should be used. Oral clefts occur in the first trimester of pregnancy before many women know they are pregnant. Topiramate was previously classified as a Pregnancy Category C drug, which means that data from animal studies suggested potential fetal risks, but no adequate data from human clinical trials or studies were available at the time of approval. However, because of preliminary human data that show an increased risk for oral clefts, topiramate was placed in Pregnancy Category D. Pregnancy Category D means there is positive evidence of human fetal risk based on human data but the potential benefits from use of the drug in pregnant women may be acceptable in certain situations despite its risks. The safety communication and changes in the Pregnancy Category were due in part to data from the North American Antiepileptic Drug, or NAAED, Pregnancy Registry which indicated an increased risk of oral clefts in infants born to mothers exposed to topiramate monotherapy during the first trimester of pregnancy. The prevalence of oral clefts was 1.4% (3/289) compared to a prevalence of 0.38% - 0.55% in infants born to mothers exposed to other antiepileptic drugs, or AEDs, and a purported prevalence of 0.07% in infants born to mothers without epilepsy or treatment with other AEDs. The relative risk of oral clefts in topiramate-exposed pregnancies in the NAAED Pregnancy Registry was 21.3 as compared to the risk in a background population of untreated women (95% Confidence Interval:7.9 - 57.1). The UK Epilepsy and Pregnancy Register reported a similarly increased prevalence of oral clefts (3.2%) among infants born to mothers exposed to topiramate monotherapy, a 16-fold increase in risk compared to the risk in their background population (0.2%).

        A label update for topiramate was approved in July 2011. The updated label for topiramate reflects a lower than previously reported relative risk of oral cleft. In March 2011, based on data from the North American antiepileptic registry, the reported prevalence of oral cleft from topiramate exposure was 1.4% as compared to a historical control of 0.07%. In July 2011, the label was revised and now includes a prevalence rate for oral cleft of 1.2%. The historical control was corrected to 0.12%, which is more in line with the expected background rate in the general population. More importantly, the relative risk calculation dramatically improved from 21.3 to 9.6. Also at this time, the REMS for topiramate was discontinued as the FDA determined that the Medication Guide as part of the labeling adequately addresses public health risks.

        In May 2011, the Journal of the American Medical Association published the results of a study entitled, Newer-Generation Antiepileptic Drugs and the Risk of Major Birth Defects by Ditte Mølgaard-Nielsen, MSc, Anders Hviid, MSc, DrMedSci (JAMA. 2011;305(19):1996-2002) . The study was a population-based cohort study of 837,795 live-born infants in Denmark from January 1, 1996, through September 30, 2008. Individual-level information on dispensed antiepileptic drugs to mothers, birth defect diagnoses, and potential confounders was obtained from compulsory nationwide health registries. The main outcome measures were Prevalence Odds Ratios (PORs) of any major birth defect diagnosed within the first year of life by fetal exposure to antiepileptic drugs.

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

        On August 15, 2011, during the International Conference on Pharmacoepidemiology & Therapeutic Risk Management, a new study assessing the risk of oral clefts in topiramate-exposed pregnancies was presented. The presentation entitled "Use of Topiramate and the Risk of Oral Clefts" contained an analysis of data from two large databases including the CDC's National Birth Defects Prevention Study and the Birth Defect Study from the Slone Epidemiology Center at Boston University, together the Slone Study. Data from this new study demonstrated no increase in relative risk of overall major malformations (odds ratio 1.0; 95% CI 0.4-3.2), which provides supporting evidence that topiramate is not a major teratogen. The analysis did indicate an increased risk for oral cleft malformation may be associated with topiramate; however, we believe the magnitude of risk was lower than data reflected in the current topiramate label. The Slone Study provides alternative methodology to assess relative risk with topiramate. The Slone Study assessed all malformations reported in two case-controlled surveillance programs, the Slone Epidemiology Center Birth Defects Study, or SBDS, and the CDC's National Birth Defects Prevention Study, or NBDPS. In contrast to other available studies, which assess relative risk based on total topiramate exposure, this analysis assessed the relative risk based on the proportion of identified malformations that were exposed to topiramate. The study identified a total of approximately 34,000 major congenital malformations (11,000 from SBDS and 23,000 from NBDPS), including approximately 3,000 oral cleft malformations (800 SBDS and 2,200 NBDPS). Topiramate exposure during the first trimester of pregnancy was reported in 15 of the major malformations and seven of the oral clefts. There were no reports of isolated cleft palate in the topiramate-exposed pregnancies. Pooled data from the two databases showed a relative risk for oral cleft of 5.4 (95% CI 1.5-20.1). Results were pooled due to the small number of topiramate-exposed pregnancies in the individual databases. In the SBDS data base, three topiramate-exposed oral clefts were reported, producing a relative risk of 10.1 (95% CI 1.1-129.2). In the NBDPS data base, four topiramate-exposed oral clefts were reported, producing a relative risk of 3.6 (95% CI 0.7-20.0). The signal of potential risk from these new data is substantially lower than reported from the North American AED (9.6x) and UK pregnancy (16x) registries.

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

        On September 27, 2011, a poster authored by Dr. Mark W. Green, Director of the Center for Headache and Pain Medicine and Professor of Neurology and Anesthesiology at the Mount Sinai School of Medicine, was presented at the American Neurological Association Meeting in San Diego, CA. In addition to the topiramate exposure data previously reported, the results included the rate of MCMs and OCs in two new control groups, a migraine without epilepsy group, and a sub-group of patients exposed to acute- and preventive migraine drugs, or APMD, during pregnancy. The incident rate of oral clefts and major congenital malformations in the topiramate-exposed group was compared to OC and MCM incident rates in three non-topiramate-exposed control groups: a migraine without epilepsy group, a group of patients exposed to acute-preventive migraine drugs, or APMD, during pregnancy, and a diabetes group. The study found that the risk for MCMs in infants born to diabetic mothers was significantly higher than seen in infants exposed to TPM in utero. The MCM and OC rates seen in the diabetes control group are comparable to those reported in the literature. Consistency of these data compared to published references for the diabetes control group and the random sample provides assurance that this data would likely be representative of other clinical settings.

        The study, funded by VIVUS, was conducted utilizing Wolters Kluwer datasets from the United States and followed patients' Pharmacy and Medical Claims (births from January 2003—December 2010) and covered an estimated 177 million lives. Probable exposure during pregnancy was refined using data on script fill date, days of medication supplied, infant birth date, and ICD-9 codes for birth term. We included the results of this study in the October 17, 2011 resubmission of the Qnexa NDA.

        Patients in the year-long Qnexa studies had a mean elevation in heart rate at the end of the 56-week studies of 1.3, 0.6 and 1.6 beats per minute on the low, mid and top dose as compared to no change in the placebo group. Patients also had a decrease in systolic blood pressure of 3.3, 5.2 and 5.2 mmHg on the low, mid and top dose as compared to a decrease of 2.1 mmHg in the placebo group. The clinical relevance of the increase in heart rate at these levels is unknown. In the CRL, the FDA asked us to provide evidence that the elevations in heart rate associated with Qnexa do not increase the risk for major adverse cardiovascular events. We have provided evidence from existing information and data analyses to show that the increase in heart rate associated with Qnexa does not increase the risk for major cardiovascular events, nor was it associated with a higher incidence of cardiovascular adverse events in the clinical program; however, there can be no assurance that the FDA will accept or agree with the evidence we provide, that the FDA and/or EMA will not require us to conduct long-term cardiovascular outcomes studies or other clinical studies prior to approval, or that we will be able to rule out, to the FDA's and/or EMA's satisfaction, that the elevations in heart rate associated with Qnexa do not increase the risk for major adverse cardiovascular events now or in the future. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. The details of this study have not yet been agreed to with the FDA. There can be no assurance that we will be able to agree with the FDA on the details of the cardiovascular outcomes study for Qnexa. A company with a potentially competitive compound has recently agreed to complete a cardiovascular study pre-approval. The potentially competitive compound has shown in Phase 3 studies that patients treated with it had small but statistically significant mean increases in systolic and diastolic blood pressure relative to placebo. In contrast, Qnexa has been shown to decrease blood pressure relative to placebo.

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

  •
  we could be asked to formulate a REMS that could include a program of post-marketing surveillance or restricted distribution for physicians who prescribe our drugs and patients being treated with our drugs;

  •
  prescribing physicians may be requested to complete certain education programs on the drugs and their intended use;

  •
  patient access to the drug may be limited to certain populations and patients may be requested to provide certain information prior to receiving their new or refill prescription;

  •
  infants in utero may have unplanned exposure to the drug and experience adverse side effects;

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

        Each of the approved drugs that are combined to produce our investigational drug candidate, Qnexa, is commercially available at prices lower than the price at which we would seek to market Qnexa, if approved. We cannot be sure that physicians will view Qnexa as sufficiently superior to a treatment regime of Qnexa's individual active pharmaceutical ingredients as to justify the significantly higher cost we expect to seek for Qnexa, and they may prescribe the individual generic drugs already approved and marketed by other companies instead of our combination drug. Although our U.S. and European patents contain composition, product formulation and method-of-use claims that we believe protect Qnexa, those patents may be ineffective to protect against physicians prescribing the individual drugs marketed by other companies instead of our combination drug. Our patents and pending patent applications do not prevent physicians from prescribing the generic constituents of our investigational drug candidates. Phentermine and topiramate are currently available in generic form, although the doses used in Qnexa are currently not available and no controlled, extended or sustained release formulation of topiramate exists. We believe that a practitioner seeking safe and effective therapy is not likely to prescribe such off-label generics in place of Qnexa because of state pharmacy laws, the dosage strengths, pharmacokinetic profiles and titration regimens recommended for Qnexa are not available using existing generic preparations of immediate release, or IR, phentermine or topiramate. However, to the extent that the price of Qnexa is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components outside of their approved indication, instead of for our combination drug, and this may limit how we price or market Qnexa. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the U.S. are prepared to pay for Qnexa, which could also limit market and patient acceptance of our drug, and could negatively impact our revenues. A physician could seek to prescribe off-label generics in place of Qnexa. Off-label use occurs when a drug that is approved by the FDA for one indication is legally prescribed by physicians for a different indication not approved by the FDA. Topiramate, one of the ingredients in Qnexa, is not approved for obesity treatment. Phentermine is only approved for short-term treatment of obesity.

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

The FDA and other regulatory agencies have required more extensive and/or expensive trials for our combination investigational drug candidate, Qnexa, than may be required for single agent pharmaceuticals.

        To obtain regulatory approval for Qnexa, we are required to show that each active pharmaceutical ingredient in our investigational drug candidate makes a contribution to the combined investigational drug candidate's claimed effects and that the dosage of each component, including amount, frequency and duration, is such that the combination is safe and more effective than each of the components. As a result, we were required to include in our clinical trial protocols an evaluation of each component drug as well as for the component drug in combination. This required us to conduct more extensive and more expensive clinical trials than would be the case for many single agent pharmaceuticals. The need to conduct such trials has made and is expected to continue to make it more difficult and costly to obtain regulatory approval of Qnexa than of a new drug containing only a single active pharmaceutical ingredient. The OB-201 study was a randomized, double-blind study in 200 obese adults that compared combination phentermine and topiramate with each component, at matching doses as monotherapy, and with placebo for 24 weeks. The OB-301, or EQUATE, Phase 3 trial was designed to meet the combination guidelines set by the FDA. The EQUATE study contained separate component arms as well as the combination. We believe the results of the EQUATE study meet FDA guidelines for combination therapy studies; however, there can be no assurance that we have satisfied the combination requirements to the FDA's satisfaction or that further testing of the combination will not be required. The EQUATE study also contained a mid dose of Qnexa containing 7.5 mg of phentermine and 46 mg of topiramate CR. The mid dose was also included in the CONQUER, or OB-303, study. We did not complete a component study for the low dose. We have filed for approval of all three doses. The number of patients on the low dose in OB-302 or the mid dose in the OB-303 study may not be sufficient for approval. We have no assurance that any of the doses of Qnexa will be approved or that additional pre-clinical and clinical testing may not be needed prior to approval. In addition, if the FDA does not approve the top dose of Qnexa, there is no assurance that they would approve the mid dose or any other dose of Qnexa. In the CRL received on October 28, 2010, there were no deficiencies noted relating to the combination guidelines or exposure numbers by dose; however, until approval, there can be no assurance that these items will not be subject to further review and comment by the FDA.

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

        The research, testing, manufacturing, selling and marketing of investigational drug candidates and approved pharmaceuticals is subject to extensive regulations by the FDA and other regulatory agencies in the U.S. and other countries. We cannot predict with certainty if or when we might submit for regulatory review our investigational drug candidates currently under development, except for Qnexa, for which the NDA was submitted to the FDA on December 29, 2009 and for which we resubmitted the NDA in October 2011, and for avanafil for which the NDA was submitted to the FDA in June 2011. The Endocrinologic and Metabolic Drugs Advisory Committee of the FDA reviewed the Qnexa NDA on February 22, 2012 and voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA. The PDUFA target date for Qnexa is April 17, 2012. However, the FDA has the ability to extend the PDUFA date in certain circumstances, and there can be no assurance it will not do so. Even if submitted, the FDA can suspend or modify clinical studies at any time if the agency believes that the patients participating in such studies are being exposed to unacceptable health risks.

        Regulatory approval is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA has substantial discretion in the drug approval process. Despite the time and expense involved, failure can occur at any and every stage.

        In July 2008, an FDA advisory committee discussed the role of cardiovascular outcomes assessment in the pre-approval and post-approval settings for drugs and biologics developed for the treatment of type 2 diabetes mellitus. The advisory committee recommended that sponsors conduct a long-term cardiovascular trial or to provide other equivalent evidence to rule out an unacceptable cardiovascular risk. The FDA has since published a guidance document in December 2008 for the evaluation of cardiovascular risk in new antidiabetic therapies specifically for the treatment of type 2 diabetes. In general, the FDA recommends that sponsors should compare the incidence of important cardiovascular events occurring with the antidiabetic investigational agent to the incidence of the same type of events with the control group to estimate the relative risk of the investigational antidiabetic agent. This may be accomplished by either conducting an integrated analysis (meta-analysis) of the Phase 2 and Phase 3 studies, if the investigational drug was in late-stage development at the time the December 2008 guidance was published, or conduct a single, large, prospective long-term cardiovascular safety outcomes study prior to NDA submission. A long-term cardiovascular study would take several years to complete and would require financial and personnel resources that may be beyond our current capabilities. Qnexa, in development for diabetes is subject to this recommendation. The FDA has announced that it will convene an advisory committee of the Division Metabolism and Endocrinology Products of the FDA on March 28 and 29, 2012 to discuss the role of cardiovascular assessment in the pre-approval and post-approval settings for drugs and biologics developed for the treatment of obesity. The FDA has also stated that it intends to make background material relating to this meeting available to the public no later than two business days before the meeting. We are not aware of the exact content, goals, participants and objectives of this committee meeting. This meeting may result in recommendations by the advisory committee that, if followed by the FDA, could delay, add to the cost of or otherwise adversely affect the approval process for Qnexa. There can be no assurance that the FDA would not in the future require us to perform a cardiovascular safety outcomes study, pre- or post-approval, for Qnexa as a treatment for obesity. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval; , and we have since submitted a draft protocol to the FDA. The details of this study have not yet been agreed to with the FDA. Previously, the FDA notified healthcare professionals that the review of data from a post-approval outcomes trial of an anti-obesity agent, sibutramine, indicates an increased risk of heart attack and stroke in patients with a history of cardiovascular disease. Based on the serious nature of the review findings, the FDA requested, and the manufacturer agreed, to add a new contraindication to the sibutramine drug label stating that sibutramine is not to be used in patients with a history of cardiovascular disease. In 2010, sibutramine was withdrawn from the market in the U.S. and in the EU. Orexigen Therapeutics, the developer of Contrave, received a CRL and reported that the CRL stated that before the NDA could be approved they must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese patients treated with naltrexone/bupropion does not adversely affect the drug's benefit-risk profile. According to Orexigen, the FDA requested a cardiovascular outcomes trial with an interim analysis to enable possible FDA approval of Contrave if the upper bound of the 95% confidence interval is less than 2. They further estimate that the interim analysis will require 87 major cardiovascular events (CV death, myocardial infarction and stroke) and will cost less than $100 million. Orexigen has agreed to complete this study. If we are required to complete a long-term cardiovascular safety outcomes study for Qnexa pre-approval, the ultimate approval may be delayed for several years and, whether a long-term cardiovascular safety outcomes study is required pre- or post-approval, the overall cost of the development program will significantly increase.

        In June 2007, an FDA advisory committee recommended against approval of rimonabant, an oral obesity treatment that targets the CB1 receptor system. Rimonabant was a centrally-acting drug that reduced patients' desire to eat being developed by another company. The advisory committee expressed concerns about the impact of the drug on depressed patients and also expressed concerns about patients having thoughts about suicide. In addition, concerns about rimonabant's mechanism of action and interference with the CB1 receptor pathway were also voiced. The company withdrew its NDA for rimonabant shortly after the advisory committee meeting. Although the active ingredients in Qnexa have been previously approved by FDA at higher doses for other indications, Qnexa is a centrally-acting drug that may increase the risk of psychiatric side effects such as depression and/or suicidal ideation.

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

        If one of our investigational drug candidates is approved by the FDA or by another regulatory authority for a territory outside of the U.S., we will be required to comply with extensive regulations for drug manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the investigational drug candidates or to whom and how we may distribute our products. Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a drug's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Qnexa, if any, may include restrictions on use, including restrictions based on pregnancy status, level of obesity and duration of treatment or a boxed warning related to concerns regarding antidepressants, antiepileptics or otherwise. If so, we may be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize Qnexa. The FDA may also require the distribution of a Medication Guide to patients outlining the increased risk of suicidal thinking or behavior in children and adolescents or other populations. The FDA could also require a registry to track the patients utilizing the drug or implement a REMS that could restrict access to the drug, reduce our revenues and/or increase our costs. The October 17, 2011 resubmission of the Qnexa NDA included a contraindication that excluded the use of Qnexa by women of childbearing potential. The NDA resubmission also included a proposed REMS. The proposed Pregnancy Category is "Category X".

        In January 2012, we announced that following discussions with FDA officials, we were asked to remove the Qnexa contraindication for women of childbearing potential contained in the proposed label. Qnexa would remain contraindicated for women who are pregnant. We are currently revising our proposed REMS based on the change in the contraindication. We have discussed the submitted REMS with the FDA and the details of the Qnexa REMS were discussed during the Endocrinologic and Metabolic Drugs Advisory Committee, held February 22, 2012.

        Potentially costly post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. Neither the details of this study, nor the REMS, have been agreed to with the FDA.

        Manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practices, or cGMP, regulations, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory agencies must approve these manufacturing facilities before they can be used to manufacture our future approved drugs, if any, and these facilities are subject to ongoing regulatory inspections. In addition, regulatory agencies subject a drug, its manufacturer and the manufacturer's facilities to continual review and inspections. The subsequent discovery of previously unknown problems with a drug, including adverse events of unanticipated severity or frequency, or problems with the facility where the drug is manufactured, may result in restrictions on the marketing of that drug, up to and including withdrawal of the drug from the market. If the manufacturing facilities of our suppliers fail to comply with applicable regulatory requirements, it could result in regulatory action and additional costs to us. Failure to comply with applicable FDA and other regulatory requirements may, either before or after product approval, if any, subject our company to administrative or judicially imposed sanctions, including:

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

  •
  product recalls or seizures.

        We have an agreement with MTPC to supply the active pharmaceutical ingredient, or API, and the tablets for avanafil. The MTPC manufacturing sites have been inspected by the U.S. and EU authorities. We do not believe the results of those inspections will have an impact on the approval, or the timing of approval, of avanafil in the United States, or in the EU, once submitted for approval in the EU. However, if MTPC is unable to receive approval from the FDA or local or foreign authorities, and maintain ongoing FDA or local or foreign regulatory compliance, or manufacture avanafil API or tablets in sufficient quantities to meet projected demand, the approval, the commercial launch, and future sales of avanafil will be adversely effected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration for the commercialization of avanafil.

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

  •
  results of any post-approval studies of the drug;

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

        We are developing Qnexa, our investigational drug candidate for the treatment of obesity, for large markets traditionally served by general and family practitioners and internists. Generalist physicians number in the several hundred thousands in the U.S. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In order to adequately address these physician groups, we must establish sales and marketing collaborations or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence. We currently have limited resources and may not be successful in developing our own sales and marketing presence or establishing sales and marketing collaborations or co-promotion arrangements on acceptable terms, if at all. We may also decide to forego any form of collaboration and develop sales and marketing capabilities on our own. We also face competition in our search for collaborators, co-promoters and sales force personnel. We may rely on third parties to develop or commercialize our investigational drug candidates. These third parties may fail to develop or effectively commercialize our investigational drug candidates because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our investigational drug candidates.

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

        On December 17, 2010, we filed an MAA, with the EMA for Qnexa Controlled-Release Capsules in the EU. The proposed indication in the EU is for the treatment of obesity, including weight loss and maintenance of weight loss, and should be used in conjunction with a mildly hypocaloric diet. The EMA's review of Qnexa will follow their centralized marketing authorization procedure. If approved, Qnexa could receive marketing authorization in all 27 EU member countries. The MAA was officially validated for central procedure on January 19, 2011. If approved in the EU, Qnexa could be recommended for obese adult patients (BMI ≥ 30 kg/m2), or overweight patients (BMI ≥ 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). In May 2011, we received a response to our MAA from the CHMP. The response was in the form of the "120-day questions." The 120-day questions covered a broad range of topics including, without limitation, issues relating to phentermine, which include historical concerns regarding its potential association with valvulopathy and pulmonary hypertension; heart rate and limited long-term safety data in high-risk patients; and known and suspected effects of topiramate which include CNS and teratogenic potential. The CHMP also had questions concerning our proposed risk management plan for Qnexa. The 120-day questions were consistent with the issues previously raised in the FDA review process. We met with representatives from the CHMP in September 2011 to seek clarification on certain questions. We submitted our response to the 120-day questions in the fourth quarter of 2011. In January 2012, we received the 180-day LOI from the CHMP. In order to perform additional analyses to allow further insights into the data as previously presented, we requested and have received a two-month extension to respond to the 180-day LOI. The 180-day LOI contained requests for additional information including risk minimization activities to address various issues relating to cardiovascular, neuropsychiatric and potential teratogenic effects of Qnexa. In addition, we were asked to discuss the benefit/risk of the different doses of Qnexa, its potential use in different patient populations, and the expected long-term benefit of treatment with Qnexa. We are preparing our response, which we plan to submit in the second quarter of 2012. There can be no assurance that our response will be adequate or that our MAA will be approved by the CHMP.

We rely on third parties to conduct pre-clinical clinical and retrospective observational trials and studies for our investigational drug candidates and those third parties may not perform satisfactorily.

        We do not have the ability to conduct pre-clinical, clinical or retrospective observational studies for our investigational drug candidates without the assistance of third parties who conduct the studies on our behalf. These third parties are usually toxicology facilities, safety monitoring companies, epidemiologists, clinical investigators and clinical sites and clinical research organizations, or CROs, which have significant resources and experience in the conduct of pre-clinical and clinical studies. The toxicology facilities conduct the pre-clinical safety studies as well as all associated tasks connected with these studies. Safety monitoring companies collect reported adverse events that are reported from patients and healthcare providers during clinical trials. Clinical investigators and clinical sites enroll patients and conduct clinical testing according to clinical protocols. Epidemiologists employ programmers and have access to electronic databases that allow them to perform historical studies. The CROs typically review data generated by clinical investigators, perform project management, data management, statistical analysis, and other reporting functions. We intend to use several different facilities and CROs for all of our pre-clinical and clinical studies. We have contracted with a safety monitoring company that we intend to use for all of our clinical trials. If these third party toxicology facilities, the safety monitoring company, clinical investigators, clinical sites or CROs do not successfully carry out their contractual duties or meet expected timelines, we may not be able to obtain regulatory approvals for our investigational drug candidates on a timely basis, if at all, and we may not be able to successfully commercialize these investigational drug candidates. For example, in July 2011, the FDA notified pharmaceutical companies that studies conducted by Cetero Research between April 2005 and June 2010 in support of marketing applications may need to be repeated or confirmed due to concerns related to data integrity. We have not used and do not intend to utilize the services of Cetero. If our third party toxicology facilities, safety monitoring company, clinical investigators, epidemiologists, clinical sites or CROs do not perform satisfactorily, we may not be able to locate acceptable replacement third parties or enter into favorable agreements with these third parties. These third parties may also fail economically, which would impact our ability to obtain and utilize the results of the studies performed by these third parties.

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

        In the case of avanafil, we rely on MTPC to supply the API and the tablets. The MTPC manufacturing sites for avanafil have been inspected by the U.S. and EU authorities. We do not believe the results of those inspections will have an impact on the approval, or the timing of approval, of avanafil in the United States, or in the EU, once submitted for approval in the EU. However, if MTPC is unable to receive approval from the FDA or local or foreign authorities, and maintain ongoing FDA or local or foreign regulatory compliance, or manufacture avanafil API or tablets in sufficient quantities to meet projected demand, the approval, the commercial launch, and future sales of avanafil will be adversely effected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration for the commercialization of avanafil.

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

        Prior to and after product approval by the FDA, any pre-marketing and marketing activities will be subject to FDA and other regulatory review. Certain activities undertaken prior to approval may be considered pre-approval promotion. Pre-approval promotion of investigational drug candidates is prohibited by FDA regulations. Failure to comply with these regulations may result in delays in the ultimate approval of our investigational drug candidates. After approval, if products are marketed in contradiction with FDA mandates, the FDA may issue warning letters that require specific remedial measures to be taken, as well as an immediate cessation of the impermissible conduct resulting in adverse publicity. The FDA may also order that all future promotional materials receive prior agency review and approval before use. Certain states have also adopted regulations and reporting requirements surrounding the promotion of pharmaceuticals. Qnexa and avanafil, if approved, would be subject to these regulations. Failure to comply with state requirements may affect our ability to promote or sell pharmaceuticals drugs in certain states. This in turn could have a material adverse impact on our financial results and financial condition.

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

        Currently approved anti-obesity drugs include Xenical (orlistat), marketed by Roche, the over-the-counter version, alli, marketed by GlaxoSmithKline, and phentermine, in several dosage forms and strengths which are available from several generic manufacturers. Orlistat works by inhibiting lipase, thus preventing digestion and absorption of dietary fat in the gastrointestinal tract. Meridia (sibutramine) was previously marketed by Abbott Laboratories; however, in October 2010, Abbott Laboratories withdrew Meridia in the U.S. at the FDA's request. The FDA requested the withdrawal because they believed Meridia's risks were not justified compared with the modest weight loss that patients achieved on the drug. In January 2010, the EMA suspended the marketing authorization of sibutramine in Europe. The impact on Qnexa of the withdrawal of sibutramine is unknown at this time. There are several drugs in development for obesity including an investigational drug candidate, liraglutide (3.0 mg for subcutaneous injection), in Phase 3 clinical trials being developed by Novo

Nordisk A/S and several other investigational drug candidates in Phase 2 clinical trials. Amylin Pharmaceuticals, Inc. and Takeda Pharmaceutical Company Limited announced that they have discontinued clinical activities in an ongoing Phase 2 study examining the safety and effectiveness of the investigational combination therapy pramlintide/metreleptin for the treatment of obesity. Arena Pharmaceuticals, Inc. and Orexigen Therapeutics, Inc. have each submitted an NDA to the FDA for their investigational obesity drug candidates. Neither of these investigational drug candidates was approved by the FDA citing concerns around carcinogenicity in the case of Arena and the need to complete a pre-approval cardiovascular outcomes study in the case of Orexigen. According to Orexigen, the FDA requested a cardiovascular outcomes trial with an interim analysis to enable possible FDA approval of Contrave if the upper bound of the 95% confidence interval is less than 2. They further estimate that the interim analysis will require 87 major cardiovascular events (CV death, myocardial infarction and stroke) and will cost less than $100 million. Orexigen has agreed to complete this study. In January 2012, Arena announced that the FDA accepted for filing and review their resubmission of the NDA for lorcaserin, informed Arena that there will be an Endocrinologic and Metabolics Advisory Committee meeting, and assigned a new PDUFA target date of June 27, 2012. The future of the Arena and Orexigen compounds is uncertain at this time.

        In June 2011, the FDA approved an NDA, pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FDCA), for Suprenza (phentermine hydrochloride) orally dissolving tablets, 15 mg and 30 mg to be marketed and distributed by Akrimax Pharmaceuticals, LLC of New Jersey. This new drug application provides for the use of Suprenza (phentermine hydrochloride) orally dissolving tablets, 15 mg and 30 mg as a short-term (a few weeks) adjunct in a regimen of weight reduction based on exercise, behavioral modification, and caloric restriction in the management of exogenous obesity for patients with an initial body mass index ≥ 30 kg/m2, or ≥ 27 kg/m2 in the presence of other risk factors (e.g., controlled hypertension, diabetes, hyperlipidemia). No clinical trials were conducted for Suprenza, rather drugs submitted for approval under section 505(b)(2) are typically approved through the use of bioequivalence studies which show blood levels of the active pharmaceutical ingredient (API) of the drug seeking approval are consistent with those that had been previously approved. We are uncertain as to the impact, if any, of the approval of Suprenza on the approvability or future commercial success of Qnexa.

        The currently approved oral medications for type 2 diabetes include insulin releasers such as glyburide, insulin sensitizers such as Actos and Avandia, inhibitors of glucose production by the liver such as metformin, DPP-IV inhibitors like Januvia, as well as Precose and Glyset, which slow the uptake of glucose from the intestine. Approved injectable medications for type 2 diabetes treatment include glucagon-like peptide-1, or GLP-1, analogs such as Liraglutide, marketed under the brand name Victoza, developed by Novo Nordisk and Exenatide, marketed under the brand name Byetta, and a long=acting version of Exenatide marketed under the brand name Bydureon, developed by Amylin Pharmaceuticals and Eli Lilly and Company. Studies to date suggest GLP-1s improve control of blood glucose by increasing insulin secretion, delaying gastric emptying, and suppressing prandial glucagon secretion. Clinical studies have reported that patients treated with GLP-1s have reported weight loss of approximately six to eight pounds.

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

        There are also surgical approaches to treat severe obesity that are becoming increasingly accepted and could become competitors against our investigational drug candidate, Qnexa. Two of the most well established surgical procedures are gastric bypass surgery and adjustable gastric banding, or lap bands.

In February 2011, the FDA approved the use of a lap band in patients with a BMI of 30 (reduced from 35) with co-morbidities. The lowering of the BMI requirement will make more obese patients eligible for lap band surgery. It is indicated for use in adult patients who have failed more conservative weight reduction alternatives, such as supervised diet, exercise and behavior modification programs. Patients who elect to have this surgery must make the commitment to accept significant changes in their eating habits for the rest of their lives. The potential impact on Qnexa and/or other weight loss pharmacotherapy is unknown. In addition, other potential approaches that utilize various implantable devices or surgical tools are in development. Some of these approaches are in late stage development and may be approved for marketing. If approved, the companies that market these drugs may have substantially greater resources than we have.

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

        There are currently three PDE5 inhibitors approved for the treatment of erectile dysfunction in the U.S.: sildenafil, vardenafil, and tadalafil. Worldwide sales of these products were approximately $4.2 billion in 2011. As the patents for the three major PDE5 inhibitors currently being sold expire, generic PDE5s will enter the marketplace. Generic PDE5s would likely be sold at lower prices and may reduce the demand for avanafil and the prices we intend to charge for avanafil, if approved. For example, we are in discussion with MTPC about certain aspects of the license agreement relating to the manufacture and supply of avanafil. We have become aware that the cost of goods sold under this agreement may be higher than expected. As a result, we may charge more for avanafil, if approved, which could limit the profitability of avanafil. Failure to reach agreement with MTPC may have an adverse impact on the commercial future of avanafil. Additional PDE5 inhibitors are in various stages of development by other companies. Warner-Chilcott plc has licensed the U.S. rights to udenafil, a PDE5 inhibitor from Dong-A. Warner-Chilcott continues the Phase 3 development of this compound for ED. In April 2010, Warner-Chilcott and Dong-A expanded their agreement to include the right to develop, and if approved, market, the treatment of lower urinary tract symptoms, or LUTS, associated with Benign Prostatic Hyperplasia, or BPH, in the U.S. and Canada. Recently, Cialis has been approved for treatment of enlarged prostate.

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

        Teva filed a Notice of Appeal on September 9, 2011 and the case is Federal Circuit Appeal Case No. 2011-1594. Briefing on the appeal has not yet been completed. In October 2010, Pfizer filed a patent-infringement action with respect to Viagra in the U.S. District Court for the Southern District of New York against Apotex Inc. and Apotex Corp., Mylan Pharmaceuticals Inc. and Mylan Inc., Actavis and Amneal Pharmaceuticals LLC. These generic manufacturers have filed abbreviated new drug applications with the FDA seeking approval to market their generic versions of Viagra. They assert the invalidity and non-infringement of the Viagra use patent, but have not challenged the basic patent. The case against Apotex et al. was stayed on February 24, 2012 pending the final disposition of Appeal No. 2011-1594 in the Teva action, including any en banc review.

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

        We currently do not have supply agreements in place for phentermine or topiramate, the APIs used in our investigational drug candidate, Qnexa, nor do we have a supply agreement for the commercial manufacture of Qnexa, if approved. There can be no guarantees that we will be able to enter into such agreements under reasonable terms, if at all. We cannot guarantee that should we be successful in entering into such agreements we will be able to obtain the necessary prior regulatory approvals for these suppliers. MTPC manufactures the API and the tablets for avanafil. To date, MTPC has never manufactured commercial quantities of API or tablets for us. The MTPC manufacturing sites for avanafil have been inspected by the U.S. and EU authorities. We do not believe the results of those inspections will have an impact on the approval, or the timing of approval, of avanafil in the United States, or in the EU, once submitted for approval in the EU. However, if MTPC is unable to receive approval from the FDA or local or foreign regulators and maintain ongoing FDA or local or foreign regulatory compliance, or manufacture avanafil API or tablets in sufficient quantities to meet projected demand, the approval, the commercial launch, and future sales of avanafil will be adversely effected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration for the commercialization of avanafil.

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

        We may face competition for our investigational drug candidates, if approved, from lower priced products from foreign countries that have placed price controls on pharmaceutical products. The MMA contains provisions that may change U.S. importation laws and expand consumers' ability to import lower priced versions of our investigational drug candidates and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The Secretary of Health and Human Services has not yet announced any plans to make this required certification. As directed by Congress, a task force on drug importation conducted a comprehensive study regarding the circumstances under which drug importation could be safely conducted and the consequences of importation on the health, medical costs and development of new medicines for U.S. consumers. The task force issued its report in December 2004, finding that there are significant safety and economic issues that must be addressed before importation of prescription drugs is permitted. In addition, a number of federal legislative proposals have been made to implement the changes to the U.S. importation laws without any certification, and to broaden permissible imports in other ways. Even if the changes do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the U.S. Customs Service and other government agencies. For example, Pub. L. No. 109-295, which was signed into law in October 2006 and provides appropriations for the Department of Homeland Security for the 2007 fiscal year, expressly prohibits the U.S. Customs Service from using funds to prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the Federal Food, Drug, and Cosmetic Act. Further, several states and local governments have implemented importation schemes for their citizens and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts. The importation of foreign products that compete with our future approved drugs, if any, could negatively impact our financial condition.

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

        Our ongoing or planned clinical trials could be delayed or disrupted indefinitely upon the occurrence of a natural disaster. For example, in 2005, our clinical trials in the New Orleans area were interrupted by Hurricane Katrina. In addition, our offices are located in the San Francisco Bay Area near known earthquake fault zones and are therefore vulnerable to damage from earthquakes. In October 1989, a major earthquake in our area caused significant property damage and a number of fatalities. Our supplier of avanafil is located in Japan near known earthquake fault zones and is vulnerable to damage from earthquakes and tsunamis. On March 11, 2011, northern Japan experienced an 8.9 magnitude earthquake and subsequent tsunami. The earthquake and tsunami caused widespread damage to the country including damage to nuclear power plants and the country's infrastructure. The manufacturing facilities used by MTPC to manufacture avanafil were not directly damaged by this natural disaster but, at the present time, we are unable to determine the impact, if any, on MTPC and its suppliers and partners or the production of avanafil. We are also vulnerable to damage from other disasters, such as power loss, fire, floods and similar events. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial conditions.

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

        We believe the Supreme Court ruling in KSR International Co. v. Teleflex, Inc. raised the standards for patentability and ease the ability to show that a patent is obvious. This ruling will make it more difficult to obtain patents for combination pharmaceutical drugs. At the present time, we are unable to predict the impact, if any, that this ruling will have on our current or future patents and patent applications. If we are unable to defend the patents currently issued on our investigational drug candidates, or to obtain new patents for any reason, our ability to commercialize any future approved drugs would be at risk.

Our inability to adequately protect our proprietary technologies could harm our competitive position and have a material adverse effect on our business.

        We hold various patents and patent applications in the U.S. and abroad targeting obesity and morbidities related to obesity, including sleep apnea and diabetes, and male sexual health among other indications. Qnexa is our investigational drug candidate involving low doses of phentermine and topiramate. On June 6, 2006, the initial U.S. patent was issued by the USPTO. This patent contains composition, product, and other claims that should protect Qnexa, if approved, as a proprietary product for the treatment of obesity. The term of this patent extends into 2020. In August 2007, the European Patent Office granted European patent No. 1,187,603, which broadly covers Qnexa and its use as a weight loss treatment. The patent extends the intellectual property protection of Qnexa beyond the already issued patents in the U.S. and abroad. Patents have also been granted on Qnexa in Canada and Australia. We are in the process of prosecuting additional patent applications in these and other countries as well, to obtain significant foreign patent coverage for both Qnexa and future generations of Qnexa. Furthermore, we have filed additional patent applications in the U.S. to expand the coverage that will be provided by U.S. Patent No. 7,056,890. On March 9, 2010, U.S. Patent No. 7,674,776 issued with method, composition, and dosage form claims, including claims drawn to a method for treating Syndrome X, a common multisymptomatic disorder often found in obese patients, and to a method for treating side effects of obesity. On February 9, 2010, U.S. Patent No. 7,659,256 was issued, broadening both the method and composition-of-matter protection afforded Qnexa by our initial U.S. Patent No. 7,056,890. On June 30, 2009, U.S. Patent No. 7,553,818 was issued drawn to a method for effecting weight loss by co-administration of varying doses of phentermine and topiramate. This patent also expands on the initial coverage provided by our U.S. Patent No. 7,056,890 B2. Each of these U.S. patents for Qnexa expires in 2020. The primary focus of the patent applications is on combination therapy using a sympathomimetic agent (such as phentermine) and an anticonvulsant (such as topiramate) for the treatment of obesity and other related disorders, and on compositions and dosage forms employed in the therapy. We are aware of issued patents for the use of topiramate alone or in combination with other specific agents (zonisamide and mirtazapine) for treatment of obesity and related indications, e.g., prevention of weight gain. We have worked closely with our patent counsel to put together a cogent patent strategy and are building a strong patent portfolio in an attempt to obtain exclusivity over the life of the patents.

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

        The USPTO has over the last few years tried to enact and/or has proposed changes in the rules governing a number of aspects of patent prosecution practice, including (i) the duties of patent applicants to disclose material information that relates to their applications, (ii) the ability of patent applicants to file unlimited numbers of patent applications and patent claims that concern closely related inventions and/or different aspects of the same invention, and (iii) the manner in which the USPTO will decide whether to require patent applicants to separate closely related inventions into separate patent applications. Some of these rule changes are being challenged in the courts. It is unclear which of these rule changes, if any, will be allowed by the courts and which of them will continue to be pursued. In addition, the Leahy Smith America Invents Act, or AIA, signed into law by President Obama on September 16, 2011, has significantly changed the federal patent laws in multiple ways, including, but not limited to: (i) a transition to a first-to-file system from the long-standing first-to-invent system, (ii) consequent elimination of interference proceedings and the ability to "swear behind" a prior art reference, (iii) expansion of information usable as "prior art" by eliminating the distinction between disclosures in the U.S. and other countries, and (iv) the implementation of formal opposition proceedings as well as an expanded third-party submission system. Most of the provisions of the AIA will take effect on September 16, 2012.

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

        We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least through 2012. However, we anticipate that we will be required to obtain additional financing to support the launch of Qnexa, if approved, as well as to fund the development of our research and development pipeline in future periods. Our future capital requirements will depend upon numerous factors, including:

  •
  the cost, timing and outcome of the final FORTRESS results;

  •
  the FDA's interpretation of the data we submitted and may submit relating to teratogenicity and cardiovascular safety;

  •
  the FDA's interpretation of the data from our SEQUEL study (OB-305) and Sleep Apnea study (OB-204);

  •
  whether or not the FDA or EMA requires us to perform additional clinical studies for Qnexa;

  •
  the cost and time required to set up a distribution system and a REMS program for Qnexa that is suitable to address any FDA concerns;

  •
  the cost associated with the CHMP's response to the MAA for Qnexa, including requests for additional information or studies included in the 180-day LOI;

  •
  our ability to successfully commercialize by establishing marketing partnerships for avanafil, if approved, in the U.S. and worldwide;

  •
  MTPC's ability to obtain and maintain regulatory approval to manufacture and adequately supply avanafil for commercial use;

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

        We have substantially less money than we need to develop our investigational drug compounds into commercially available drugs. It takes many years and potentially hundreds of millions of dollars to successfully develop a pre-clinical or early clinical compound into an approved and commercially marketed drug, and our efforts may not result in any marketed drugs. We may need additional funds or a partner to bring our most advanced investigational drug candidates, Qnexa and avanafil, to market, if ever.

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

        To the extent that we raise additional capital by issuing equity securities, our existing stockholders' ownership will be diluted. We have financed our operations, and we expect to continue to finance our operations, primarily by issuing and selling our common stock. In light of our need for additional financing, we may issue additional shares of common stock that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. For example, on August 23, 2011, we sold 6,889,098 shares of our common stock through a registered direct offering at a price of $6.65 per share resulting in gross proceeds to us of $45.8 million. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. To raise additional capital, we may choose to issue additional securities at any time and at any price.

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

        We have invested significant resources in the clinical development of Qnexa and avanafil. We are planning for and may invest significant resources now in preparation for marketing approval and planning for manufacture of commercial supply and sales and marketing. Our engagement in these resource-intensive activities puts significant investment at risk if we do not obtain regulatory approval and successfully commercialize Qnexa and avanafil in the U.S. On October 28, 2010, we received a Complete Response Letter, or CRL, regarding the NDA for Qnexa as a treatment for obesity. The CRL stated that in its current form, the NDA for Qnexa was not approvable. On February 22, 2012, the Food and Drug Administration held a second meeting of the Endocrinology and Metabolic Drugs Advisory Committee, or the Advisory Committee, to discuss the additional data submitted for Qnexa. The FDA asked the Advisory Committee to discuss the following: 1) their interpretation of the available data regarding teratogenicity of topiramate, including whether they believe the data indicate an increase in the risk for oral clefts; 2) the potential strengths and weaknesses of the proposed teratogenicity risk management strategy for Qnexa; 3) the clinical significance of the changes in blood pressure and heart rate in overweight and obese patients treated with Qnexa versus placebo, taking into account the reported changes in antihypertensive therapy; and 4) whether the available data for Qnexa warrant that a cardiovascular outcomes trial be conducted prior to approval. The FDA requested the Advisory Committee to vote on whether, after considering all the available data included in the NDA and the discussions held at the meeting on February 22, 2012, including the questions referred to above, the overall benefit-risk assessment of Qnexa supports its approval for the treatment of obesity in individuals with a BMI ≥ 30 kg/m2 or a BMI ≥ 27 kg/m2 with weight related co-morbidities. The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA that was submitted for Qnexa in October 2011. The PDUFA target date for Qnexa is April 17, 2012. However, the FDA has the ability to extend the PDUFA date in certain circumstances, and there can be no assurance it will not do so.

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

        At December 31, 2011, we had $39.5 million in cash and cash equivalents and $107.3 million in available-for-sale securities. While at December 31, 2011 our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by the Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. Although the U.S. congress was able to resolve the debt ceiling issue in time to avoid default, the major credit rating agencies have expressed their ongoing concern about the high levels of debt that the U.S. government has taken on. Standard & Poor's announced that it had revised its outlook on the long-term credit rating of the United States to negative, which could affect the trading market for U.S. government securities. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. treasury securities as of December 31, 2011. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

We have an accumulated deficit of $346.3 million as of December 31, 2011 and we may continue to incur substantial operating losses for the future.

        We have generated a cumulative net loss of $346.3 million for the period from our inception through December 31, 2011, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income may be limited.

        As of December 31, 2011, we had approximately $285.8 million and $132.9 million of net operating loss, or NOL, carryforwards with which to offset our future taxable income for federal and state income tax reporting purposes, respectively. We used $121.2 million federal and $32.2 million state NOLs to offset our year ended December 31, 2007 federal and state taxable income, which included the $150 million in gain recognized from the Evamist sale. Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations provided by the Internal Revenue Code and similar state provisions to the extent certain ownership changes are deemed to occur. Such an annual limitation could result in the expiration of the net operating losses and credit carryforwards before utilization. The net operating loss and credit carryforwards reflected above have not been reduced by any limitations. To the extent it is determined upon completion of the analysis that such limitations do apply, the Company will adjust the net operating loss and credit carryforwards accordingly. We face the risk that our ability to use our tax attributes, such as net operating losses and tax credits, or Tax Attributes, will be substantially restricted if we undergo an "ownership change" as defined in Section 382 of the U.S. Internal Revenue Code, or Section 382. An ownership change under Section 382 would occur if "5-percent shareholders," within the meaning of Section 382, collectively increased their ownership in the Company by more than fifty percentage points over a rolling three-year period. There can be no assurance that a Section 382 ownership change will not occur in the future.

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

        Past sales of our previously owned commercial product, MUSE, and our clinical trials expose us to a significant risk of product liability claims. In addition, pharmaceutical products are subject to heightened risk for product liability claims due to inherent side effects. We identified potential side effects in the patient package insert and physician insert, both of which were distributed with MUSE. While we believe that we are reasonably insured against these risks, we may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Further, we may be unable to obtain product liability coverage for Qnexa, our investigational product candidate, if approved, in amounts or scope sufficient to provide us with adequate coverage against all potential risks. A product liability claim in excess of, or excluded from, our insurance coverage would have to be paid out of cash reserves and could have a material adverse effect upon our business, financial condition and results of operations. Product liability insurance is expensive, difficult to maintain, and current or increased coverage may not be available on acceptable terms, if at all.

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

        The market price of our common stock has been volatile and is likely to continue to be so. The market price of our common stock may fluctuate due to factors including, but not limited to:

  •
  the final outcome of FORTRESS and the other items included in the Complete Response Letter;

  •
  the FDA's and/or EMA's interpretation of the data we submitted and may submit relating to teratogenicity and cardiovascular safety;

  •
  the FDA's and/or EMA's interpretation of the data from our SEQUEL study (OB-305) and Sleep Apnea study (OB-204);

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

  •
  our ability to obtain needed financing;

  •
  sales by insiders or major shareholders;

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

        On January 1, 2006, we adopted the revised statement of Financial Accounting Standards No. SFAS 123R, Share-Based Payment, as codified in FASB ASC topic 718, Compensation—Stock Compensation, or ASC 718, which requires that we record compensation expense in the consolidated statements of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this new standard is expected to continue to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and we employ different assumptions or different valuation methods in the application of ASC 718 in future periods, the compensation expense that we record under ASC 718 may differ significantly from what we have recorded in the current period, which could negatively affect our stock price.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        In November 2006, we entered into a 30-month lease for our corporate headquarters located in Mountain View, California. On December 16, 2008, November 12, 2009, December 3, 2010 and

February 14, 2012, we entered into a first, second, third and fourth amendment, respectively, to this lease. Under the fourth amendment to the lease, the average base rent for the current premises is set at $2.50 per square foot or $45,015 per month. The fourth amendment also extended the lease term for the current premises for a period of twelve months commencing August 1, 2012 and terminating July 31, 2013 and provided us one additional option to extend the term of the Lease of the current premises for one year from the expiration of the Lease. In addition, the fourth amendment included a new lease on an additional 4,914 square feet of office space located at 1174 Castro Street, Mountain View, California, or the Expansion Space, which is adjacent to the Company's corporate headquarters. The average base rent for the Expansion Space is approximately $2.75 per square foot or $13,513 per month. The new lease for the Expansion Space has a term of 60 months commencing on March 15, 2012, with an option to extend the term for one year from the expiration of the new lease.

        In general, our existing facilities are in good condition and adequate for all present and near term uses.

Item 3.    Legal Proceedings

  Securities Related Class Action Lawsuits

        The Company and two of its officers are defendants in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. CV10-4957 PJH, pending in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleges violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company's clinical trials and New Drug Application, or NDA, for Qnexa as a treatment for obesity. In his Amended Class Action Complaint filed April 4, 2011, the plaintiff alleged generally that the defendants misled investors regarding the prospects for Qnexa's NDA approval, and the drug's efficacy and safety. On June 3, 2011, the defendants filed a motion to dismiss, which was heard by the Honorable Phyllis J. Hamilton on October 12, 2011. At the hearing, Judge Hamilton ruled from the bench and granted the defendants' motion to dismiss, with leave to amend. Judge Hamilton also issued an order on October 13, 2011, which confirmed her ruling at the hearing. On November 9, 2011, plaintiff filed his Second Amended Class Action Complaint, again generally alleging that the defendants misled investors regarding the prospects for Qnexa's NDA approval, and Qnexa's efficacy and safety. On November 23, 2011, Judge Hamilton granted a stipulation and order requiring defendants' motion to dismiss to be filed on or before December 30, 2011, plaintiff's opposition to defendants' motion to dismiss to be filed on or before February 22, 2012 and defendants' reply to plaintiff's opposition to be filed on or before March 30, 2012. The hearing on defendants' motion to dismiss is noticed for April 18, 2012. Pending the outcome of defendants' motion to dismiss, discovery will continue to be stayed.

        Additionally, the Company's directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV 10-05271 PJH, also pending in the same federal court. In the plaintiff's Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in Kovtun. The parties have agreed to stay the litigation pending resolution of the defendants' second motion to dismiss in Kovtun. The Company's directors are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. As with the federal derivative litigation, the parties have agreed to stay these consolidated actions pending resolution of the second motion to dismiss in Kovtun.

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

Item 4.    Mine Safety Disclosures.

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

	Three Months Ended
	March 31	June 30	September 30	December 31
2011
High	$11.48	$9.07	$9.62	$10.80
Low	6.00	6.20	6.13	7.47
2010
High	$10.54	$13.20	$12.44	$9.78
Low	8.24	8.71	4.96	5.94

Stockholders

        As of February 17, 2012, there were 89,147,239 shares of outstanding common stock that were held by 3,465 shareholders of record and no outstanding shares of preferred stock. On February 17, 2012, the last reported sales price of our common stock on the NASDAQ Global Select Market was $11.99 per share.

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

        Pursuant to our 2001 Stock Option Plan, or the 2001 Plan, which was approved by the stockholders at the annual meeting held on June 5, 2002, we may grant incentive or non-statutory stock options or stock purchase rights, or SPRs. The 2001 Plan allows us to grant incentive stock options to employees at not less than 100% of the fair market value of the stock (110% of fair market value for individuals who control more than 10% of our stock) at the date of grant, as determined by the Board of Directors. The 2001 Plan allows us to grant non-statutory stock options to employees, directors and consultants at a price to be determined by the Board of Directors. The term of the option is determined by the Board of Directors on the date of grant but shall not be longer than 10 years. The 2001 Plan allows us to grant SPRs to employees and consultants. Sales of stock under SPRs are made pursuant to restricted stock purchase agreements containing provisions established by the Board of Directors. We have a right, but not the obligation, to repurchase the shares at the original sale price, which expires at a rate to be determined by the Board of Directors. As of December 31, 2011, no SPRs had been granted under the 2001 Plan.

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

        On April 30, 2010, the Company's Board of Directors granted an option to purchase 400,000 shares of the Company's common stock, or the Inducement Grant, to Michael P. Miller, the Company's Senior Vice President and Chief Commercial Officer. The Inducement Grant was granted outside of the Company's 2010 Plan and without stockholder approval pursuant to NASDAQ Listing Rule 5635(c)(4) and is subject to the terms and conditions of the Stand-Alone Stock Option Agreement between the Company and Michael P. Miller.

        Additional information regarding our stock option plans and plan activity for fiscal 2011, 2010 and 2009 is provided in our consolidated financial statements. See Note 8: "Stock Option and Purchase Plans."

        Information regarding equity compensation plans is incorporated by reference from Item 12 of this report.

Stock Performance Graph

        The following graph shows a comparison of total stockholder return for holders of our common stock from December 31, 2006 through December 31, 2011 compared with the NASDAQ Global Select Stock Market (U.S.) Index and the RDG SmallCap Pharmaceutical Index. Total stockholder return assumes $100 invested at the beginning of the period in our common stock, the stock represented in the NASDAQ Global Select Stock Market (U.S.) Index and the stock represented by the RDG SmallCap Pharmaceutical Index, respectively. This graph is presented pursuant to SEC rules. We believe that while total stockholder return can be an important indicator of corporate performance, the stock prices of smallcap pharmaceutical stocks like VIVUS are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy, and the performance of other medical technology stocks.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Vivus, Inc., the NASDAQ Composite Index, and the RDG SmallCap Pharmaceutical Index

*
$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

Selected Financial Data
(In thousands, except per share)

Selected Annual Financial Data

	Year Ended December 31
	2011	2010	2009	2008	2007
Income Statement Data:
License and other revenue	$—	$—	$31,395	$83,721	$34,884
Operating expenses:
Research and development	24,604	39,971	70,940	76,673	26,240
General and administrative	22,472	25,656	13,870	12,253	9,981

Total operating expenses	47,076	65,627	84,810	88,926	36,221

Loss from operations	(47,076)	(65,627)	(53,415)	(5,205)	(1,337)
Interest and other income (expense)
Interest and other income	243	468	1,998	4,406	4,672
Interest expense	(3)	(4,308)	(3,693)	(659)	(45)
Other-than-temporary loss on impaired securities	—	—	(654)	(7,689)	—
Loss on early extinguishment of debt	—	(5,958)	—	—	—

Total interest and other income (expense)	240	(9,798)	(2,349)	(3,942)	4,627

Income (loss) from continuing operations before income taxes	(46,836)	(75,425)	(55,764)	(9,147)	3,290
Benefit (provision) for income taxes	(190)	(9)	2,379	7	(4,883)

Net loss from continuing operations	(47,026)	(75,434)	(53,385)	(9,140)	(1,593)
Net income (loss) from discontinued operations, net of income taxes	886	9,369	(906)	(800)	(791)

Net loss	$(46,140)	$(66,065)	$(54,291)	$(9,940)	$(2,384)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.56)	$(0.93)	$(0.74)	$(0.15)	$(0.03)
Discontinued operations	$0.01	$0.11	$(0.01)	$(0.01)	$(0.01)

Net loss per share	$(0.55)	$(0.82)	$(0.75)	$(0.16)	$(0.04)

Shares used in per share computation:
Basic and diluted	84,392	81,017	72,779	63,724	58,522
Balance Sheet Data (at year end):
Working capital	$140,764	$131,781	$200,852	$134,880	$90,230
Total assets	$152,056	$144,286	$230,032	$207,622	$199,289
Long-term debt	$—	$—	$19,998	$11,177	$5,062
Accumulated deficit	$(346,265)	$(300,125)	$(234,060)	$(179,769)	$(169,829)
Stockholders' equity	$141,084	$132,002	$186,726	$131,213	$60,167

Item 7.    Management's Discussion and Analysis of Financial Conditions and Results of Operations

Forward Looking Statement

        This Management's Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-K contain "forward-looking" statements that involve risks and uncertainties. These statements typically may be identified by the use of forward looking words or phrases such as "may," "believe," "expect," "forecast," "intend," "anticipate," "predict," "should," "planned," "likely," "opportunity," "estimated," and "potential," the negative use of these words or other similar words. All forward looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward looking statements. (1) the response from the United States Food and Drug Administration, or FDA, to our resubmission of the New Drug Application, or NDA, for Qnexa for the treatment of obesity, including weight loss and maintenance of weight loss, recommended for obese patients (BMI ≥30 kg/m2), or overweight patients (BMI ≥27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity), with a contraindication that excludes the use of Qnexa by women who are pregnant; (2) the timing and final results of the retrospective observational study of fetal outcomes in infants born to mothers exposed to topiramate during pregnancy, or FORTRESS; (3) the reliability of the electronic medical claims healthcare databases used in FORTRESS; (4) the FDA's interpretation of and agreement with the information VIVUS submitted relating to teratogenicity and cardiovascular safety; (5) the FDA's interpretation of the data from our SEQUEL study (OB-305) and Sleep Apnea study (OB-204); (6) that we may be required to provide further analysis of clinical trial data; (7) our response to questions and requests for additional information including additional pre-clinical or clinical studies from the European Medicines Agency, or EMA, and the Committee for Medicinal Products for Human Use, or CHMP, of the Marketing Authorization Application, or MAA, for Qnexa; (8) the results of external studies to assess the teratogenic risk of topiramate; (9) results of the upcoming advisory committee meeting on cardiovascular assessment for obesity drugs; (10) whether or not the FDA chooses to follow the recommendation of the second advisory committee in its vote in favor of approval of Qnexa; (11) the impact, if any, of the agreement and initiation by one of our competitors with an obesity compound to conduct or complete a cardiovascular outcomes study pre-approval; (12) impact on future sales based on specific indication and contraindications contained in the label and extent of the Risk Evaluation and Mitigation Strategy, or REMS and distribution system for Qnexa, if approved; (13) the FDA's response to the NDA filed for avanafil; (14) our ability to successfully commercialize or establish a marketing partnership for avanafil or our partner's ability to obtain and maintain regulatory approval to manufacture and adequately supply avanafil for commercial use; (15) our history of losses and variable quarterly results; (16) substantial competition; (17) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (18) uncertainties of government or third party payer reimbursement; (19) our reliance on sole source suppliers; (20) our limited sales and marketing efforts and our reliance on third parties; (21) failure to continue to develop innovative investigational drug candidates and drugs; (22) risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations; (23) our ability to demonstrate through clinical testing the safety and effectiveness of our investigational drug candidates; (24) our dependence on the performance of our collaborative partners; (25) the timing of initiation and completion of clinical trials and submissions to the FDA or foreign authorities; (26) the volatility and liquidity of the financial markets; (27) our liquidity and capital resources; (28) our expected future revenues, operations and expenditures; (29) our ability to successfully create a commercial infrastructure in the United States to launch Qnexa, if approved, on our own; and (30) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as "Item 1A. Risk Factors."

        All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the year ended December 31, 2011, are not necessarily indicative of the results that may be expected for future fiscal years. The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements that are included in Item 8 of Part II of this Form 10-K.

Overview

        VIVUS, Inc. is a biopharmaceutical company, incorporated in 1991 as a California corporation and reincorporated in 1996 as a Delaware corporation, dedicated to the development and commercialization of therapeutic drugs for large underserved markets, including obesity and related morbidities, such as sleep apnea and diabetes and men's sexual health. Obesity remains an epidemic and in the United States alone, the CDC estimates that over 108 million people are obese or overweight. In the European Union estimates are that 50% of adults are obese or overweight. With respect to men's sexual health, annual sales of approved drugs for erectile dysfunction currently exceed $4 billion.

        Currently, our investigational drug candidate, Qnexa, is under review by regulators for approval as a treatment for obesity in the U.S. and the European Union. On October 28, 2010, we received a CRL regarding the NDA for Qnexa as a treatment for obesity. The CRL stated that in its current form, the NDA for Qnexa was not approvable. The CRL included the following areas: clinical, labeling, REMS, safety update, and drug scheduling. In the clinical section of the CRL, the FDA, requested a comprehensive assessment of topiramate's and Qnexa's teratogenic potential including a detailed plan and strategy to evaluate and mitigate the potential teratogenic risks in women of childbearing potential taking the drug for the treatment of obesity. In addition, the FDA asked us to provide evidence that the elevation in heart rate (mean 1.6 beats per minute on the top dose) associated with Qnexa does not increase the risk for major adverse cardiovascular events. The FDA requested that we formally submit the results from the completed SEQUEL study (OB-305), a 52-week extension study for a subset of 675 patients who completed the previously reported 56-week CONQUER study. The FDA reserved the right to comment further on proposed labeling. On REMS, the FDA requested that a discussion of an already submitted REMS plan be continued after we submitted the written response. The agency also requested a safety update of any new adverse events be submitted with the NDA. Finally, the FDA stated that if approved, Qnexa would be a Schedule IV drug due to the phentermine component. No new clinical studies were requested in the CRL.

        On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss the items contained in the CRL and the information we planned to include in the resubmission of the NDA for Qnexa. In anticipation of the meeting, we provided a briefing document that included comprehensive assessment of the teratogenic potential of topiramate including analyses integrating existing non-clinical and clinical data. In the Qnexa studies, which included 15 offspring from women exposed to Qnexa or topiramate, there were no reports of any congenital malformations. In addition, we provided several new analyses including cardiovascular data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies to demonstrate that Qnexa does not increase the risk for major cardiovascular events and that the observed increases in heart rate, which occurred in some patients over the course of the clinical program, did not increase the risk of major cardiovascular events, as evidenced by adverse events reported in the trial. We also provided a synopsis of the final study report for the SEQUEL study. At the meeting, an overview was provided of the teratogenicity and cardiovascular risk material covered by the background package. The discussion also included elements of our proposed REMS program for Qnexa. The primary focus of the FDA at the meeting, however, concerned the teratogenic potential for topiramate, specifically the incidence of oral clefts observed in the North American AED Pregnancy Registry and in the UK Epilepsy and Pregnancy Registry. The FDA requested that we assess the feasibility of performing a retrospective observational study utilizing existing electronic medical claims healthcare databases to review fetal outcomes, including the incidence of congenital malformations and oral cleft, in the offspring of women who received prophylaxis treatment with 100 mg of topiramate for migraine during pregnancy, or the Feasibility Assessment. We held a follow up meeting with the FDA on April 14, 2011 to discuss the Feasibility Assessment. We reached agreement with the FDA on the retrospective observational study objectives and design, primary endpoints, and eligibility criteria. During the April 2011 meeting, it was agreed the study would be expanded to include all doses of topiramate and all diagnoses. It was also agreed that the results would be stratified and that the diagnoses of those exposed to topiramate would be matched with control groups with similar diagnoses and patient profiles. The co-primary endpoints were the relative risk of major congenital malformations and oral cleft in infants born to mothers exposed to topiramate during pregnancy as compared to a control group that was not exposed to topiramate during pregnancy. The retrospective observational study was called FORTRESS, for Fetal Outcome Retrospective TopiRamate ExpoSure Study.

        On September 15, 2011, we announced that following a teleconference we had reached agreement with officials of the Division of Metabolism and Endocrinology Products, or DMEP, of the FDA on a plan that allowed for an early resubmission of the Qnexa NDA for the treatment of obesity. Based on this agreement, we resubmitted the Qnexa NDA on October 17, 2011, prior to completion of FORTRESS, and the FDA accepted the NDA for filing. On February 22, 2012, the Food and Drug Administration held a second meeting of the Endocrinology and Metabolic Drugs Advisory Committee, or the Advisory Committee, to discuss the additional data submitted for Qnexa. The FDA asked the Advisory Committee to discuss the following: 1) their interpretation of the available data regarding teratogenicity of topiramate, including whether they believe the data indicate an increase in the risk for oral clefts; 2) the potential strengths and weaknesses of the proposed teratogenicity risk management strategy for Qnexa; 3) the clinical significance of the changes in blood pressure and heart rate in overweight and obese patients treated with Qnexa versus placebo, taking into account the reported changes in antihypertensive therapy; and 4) whether the available data for Qnexa warrant that a cardiovascular outcomes trial be conducted prior to approval. The FDA requested the Advisory Committee to vote on whether, after considering all the available data included in the NDA and the discussions held at the meeting on February 22, 2012, including the questions referred to above, the overall benefit-risk assessment of Qnexa supports its approval for the treatment of obesity in individuals with a BMI ≥ 30 kg/m2 or a BMI ≥ 27 kg/m2 with weight related co-morbidities. The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA that was submitted for Qnexa in October 2011. The Prescription Drug User Fee Act, or PDUFA, target date for Qnexa is April 17, 2012.

        The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI ≥ 30 kg/m2), or overweight patients (BMI ≥ 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). The proposed labeling for Qnexa submitted on October 17, 2011 included a contraindication that excluded the use of Qnexa by women of childbearing potential. The proposed Pregnancy Category is "Category X".

        In January 2012, we announced that following discussions with FDA officials, we were asked to remove the Qnexa contraindication for women of childbearing potential contained in the proposed label. Qnexa would remain contraindicated for women who are pregnant. A contraindication typically indicates that a drug should not be used because the risk of use clearly outweighs any possible therapeutic benefit for that population.

        Included with the October 17, 2011 resubmission of the Qnexa NDA was a proposed Risk Evaluation and Mitigation Strategy, or REMS. We are currently revising our proposed REMS based on the change in the contraindication. We have discussed the submitted REMS with the FDA and the details of the Qnexa REMS were discussed during the Endocrinologic and Metabolic Drugs Advisory Committee, held February 22, 2012. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. Neither the details of this study, nor the REMS, have been agreed to with the FDA.

        Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA.

        Top-line preliminary results from FORTRESS were announced in December 2011. FORTRESS identified 1,945 mother-infant dyads exposed to topiramate either alone (monotherapy) or in combination with other antiepileptic agents (polytherapy) in the first trimester of pregnancy, or the Total Topiramate Cohort. Among the Total Topiramate Cohort, 1,740 dyads were exposed to topiramate monotherapy, or the Topiramate Monotherapy Cohort. There were 5 oral clefts in the Topiramate Monotherapy Cohort for a prevalence rate of 0.29% (5/1,740). This prevalence rate was compared to a control group of infants of women who had previously taken antiepileptic drugs including topiramate but not during the pregnancy of interest, or the Formerly Exposed Cohort. The prevalence rate for the Formerly Exposed Cohort was 0.16% (21/13,512). The prevalence ratio for Topiramate Monotherapy Cohort versus the Formerly Exposed Cohort was 1.88 (center-standardized, 95% CI 0.70-5.03).

        FORTRESS analyzed data from a second control group, infants of women with similar medical profiles to the Total Topiramate Cohort regardless of prior antiepileptic drug use (the "Similar Medical Profile Cohort"). There were 9 oral clefts from a sample of 13,614 dyads in the Similar Medical Profile Cohort, for a prevalence of 0.07%. One data source reported an anomalously low prevalence of oral clefts in the sample from the Similar Medical Profile Cohort. To investigate this finding, investigators performed repeated multiple re-sampling from the group of dyads who were eligible for this cohort and determined that the oral clefts prevalence observed in the cohort was likely due to random error. Based on these findings, the FDA requested that we utilize all of the available data in the entire Similar Medical Profile Cohort to determine the background prevalence of oral cleft. Using the entire Similar Medical Profile Cohort, the background prevalence of OC was found to be 0.16% (383/247614), and the Prevalence Ratio compared to the Topiramate Monotherapy cohort, standardized for center was 1.8 (95% CI 0.8-4.4).

        As part of FORTRESS, Major Congenital Malformations, or MCMs, are being evaluated. The MCM analysis is ongoing. The FORTRESS findings are based on a claims-only analysis. All of the results of the study are considered to be preliminary until the results are validated. The results will be final when validation is completed, which is expected in the third quarter of 2012.

        On December 17, 2010, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for Qnexa Controlled-Release Capsules in the European Union, or EU. The proposed indication in the EU is for the treatment of obesity, including weight loss and maintenance of weight loss, and should be used in conjunction with a mildly hypocaloric diet. The EMA's review of Qnexa will follow their centralized marketing authorization procedure. If approved, Qnexa could receive marketing authorization in all 27 EU member countries. The MAA was officially validated for central procedure on January 19, 2011. If approved in the EU, Qnexa could be recommended for obese adult patients (BMI ≥ 30 kg/m2), or overweight patients (BMI ≥ 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). In Europe, approximately 150 million adults are considered overweight or obese, and the prevalence is rising rapidly. According to EMA guidelines for medicinal products used in weight control, a demonstration of weight loss of at least 10% of baseline weight, which is at least statistically greater than that associated with placebo, is considered to be a valid primary efficacy criterion. Based on the results of the Phase 3 program, we believe Qnexa has met this efficacy criterion set by the EMA for obesity therapies. In addition, the mean weight loss for the mid and top dose of Qnexa at the end of two years was 10.4% and 11.4%, respectively, which we believe met the efficacy benchmark set by the EMA for obesity therapies. These results were shown to be associated with significant improvements in weight-related co-morbidities such as hypertension, dyslipidemia and diabetes. The MAA is comprised of data from over 4,500 overweight or obese patients with a broad range of weight-related co-morbidities. Two-year, double-blind data from SEQUEL (OB-305) were also included in the filing to demonstrate durability of treatment response and long-term safety.

        In May 2011, we received a response to our MAA from the Committee for Medicinal Products for Human Use, or CHMP. The response was in the form of the "120-day questions." The 120-day questions covered a broad range of topics including, without limitation, issues relating to phentermine, which include historical concerns regarding its potential association with valvulopathy and pulmonary hypertension; heart rate and limited long-term safety data in high-risk patients; and known and suspected effects of topiramate which include CNS and teratogenic potential. The CHMP also had questions concerning our proposed risk management plan for Qnexa. The 120-day questions were consistent with the issues previously raised in the FDA review process. We met with representatives from the CHMP in September 2011 to seek clarification on certain questions. We submitted our response to the 120-day questions in the fourth quarter of 2011. In January 2012, we received the 180-day List of Outstanding Issues, or 180-day LOI, from the CHMP. In order to perform additional analyses to allow further insights into the data as previously presented, we requested and have received a two-month extension to respond to the 180-day LOI. The 180-day LOI contained requests for additional information including risk minimization activities to address various issues relating to cardiovascular, neuropsychiatric and potential teratogenic effects of Qnexa. In addition, we were asked to discuss the benefit/risk of the different doses of Qnexa, its potential use in different patient populations, and the expected long-term benefit of treatment with Qnexa. We are preparing our response, which we plan to submit in the second quarter of 2012. There can be no assurance that our response will be adequate or that our MAA will be approved by the CHMP.

        In May 2011, the Journal of the American Medical Association published the results of a study entitled, Newer-Generation Antiepileptic Drugs and the Risk of Major Birth Defects by Ditte Mølgaard-Nielsen, MSc, Anders Hviid, MSc, DrMedSci (JAMA. 2011;305(19):1996-2002) . The study was a population-based cohort study of 837,795 live-born infants in Denmark from January 1, 1996, through September 30, 2008. Individual-level information on dispensed antiepileptic drugs to mothers, birth defect diagnoses, and potential confounders was obtained from compulsory nationwide health registries. The main outcome measures were Prevalence Odds Ratios (PORs) of any major birth defect diagnosed within the first year of life by fetal exposure to antiepileptic drugs.

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

        On August 15, 2011, during the International Conference on Pharmacoepidemiology & Therapeutic Risk Management, a new study assessing the risk of oral clefts in topiramate-exposed pregnancies was presented. The presentation entitled "Use of Topiramate and the Risk of Oral Clefts" contained an analysis of data from two large databases including the CDC's National Birth Defects Prevention Study and the Birth Defect Study from the Slone Epidemiology Center at Boston University, together the Slone Study. Data from this new study demonstrated no increase in relative risk of overall major malformations (odds ratio 1.0; 95% CI 0.4-3.2), which provides supporting evidence that topiramate is not a major teratogen. The analysis did indicate an increased risk for oral cleft malformation may be associated with topiramate; however, we believe the magnitude of risk was substantially lower than data reflected in the current topiramate label. The Slone Study provides alternative methodology to assess relative risk with topiramate. The Slone Study assessed all malformations reported in two case-controlled surveillance programs, the Slone Epidemiology Center Birth Defects Study, or SBDS, and the CDC's National Birth Defects Prevention Study, or NBDPS. In contrast to other available studies, which assess relative risk based on total topiramate exposure, this analysis assessed the relative risk based on the proportion of identified malformations that were exposed to topiramate. The study identified a total of approximately 34,000 major congenital malformations (11,000 from SBDS and 23,000 from NBDPS), including approximately 3,000 oral cleft malformations (800 SBDS and 2,200 NBDPS). Topiramate exposure during the first trimester of pregnancy was reported in 15 of the major malformations and seven of the oral clefts. There were no reports of isolated cleft palate in the topiramate-exposed pregnancies. Pooled data from the two databases showed a relative risk for oral cleft of 5.4 (95% CI 1.5-20.1). Results were pooled due to the small number of topiramate-exposed pregnancies in the individual databases. In the SBDS data base, three topiramate-exposed oral clefts were reported, producing a relative risk of 10.1 (95% CI 1.1-129.2). In the NBDPS data base, four topiramate-exposed oral clefts were reported, producing a relative risk of 3.6 (95% CI 0.7-20.0). The signal of potential risk from these new data is substantially lower than reported from the North American AED (9.6x) and UK pregnancy (16x) registries.

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

        On September 27, 2011, a poster authored by Dr. Mark W. Green, Director of the Center for Headache and Pain Medicine and Professor of Neurology and Anesthesiology at the Mount Sinai School of Medicine, was presented at the American Neurological Association Meeting in San Diego, CA. In addition to the topiramate exposure data previously reported, the results included the rate of MCMs and OCs in two new control groups, a migraine without epilepsy group, and a sub-group of patients exposed to acute- and preventive migraine drugs, or APMD, during pregnancy. The incident rate of oral clefts and major congenital malformations in the topiramate-exposed group was compared to OC and MCM incident rates in three non-topiramate-exposed control groups: a migraine without epilepsy group, a group of patients exposed to acute-preventive migraine drugs, or APMD, during pregnancy, and a diabetes group. The study found that the risk for MCMs in infants born to diabetic mothers was significantly higher than seen in infants exposed to TPM in utero. The MCM and OC rates seen in the diabetes control group are comparable to those reported in the literature. Consistency of these data compared to published references for the diabetes control group and the random sample provides assurance that this data would likely be representative of other clinical settings.

        The study, funded by VIVUS, was conducted utilizing Wolters Kluwer datasets from the United States and followed patients' Pharmacy and Medical Claims (births from January 2003—December 2010) and covered an estimated 177 million lives. Probable exposure during pregnancy was refined using data on script fill date, days of medication supplied, infant birth date, and ICD-9 codes for birth term. We included the results of this study in the October 17, 2011 resubmission of the Qnexa NDA.

        A label update for topiramate was approved in July 2011. The updated label for topiramate reflects a lower than previously reported relative risk of oral cleft. In March 2011, based on data from the North American antiepileptic registry, the reported prevalence of oral cleft from topiramate exposure was 1.4% as compared to a historical control of 0.07%. In July 2011, the label was revised and now includes a prevalence rate for oral cleft of 1.2% (4/321). The historical control was corrected to 0.12%, which is more in line with the expected background rate in the general population. More importantly, the relative risk calculation dramatically improved from 21.3 to 9.6. At the same time, the REMS for topiramate was discontinued as the FDA determined that the Medication Guide, included as part of the labeling, adequately addressed public health risks.

        In addition to Qnexa, we have an investigational drug candidate, avanafil, to treat erectile dysfunction, or ED. We have completed the Phase 3 clinical studies for avanafil and we filed an NDA with the FDA in June 2011. The NDA has been accepted and we have a PDUFA target date of April 29, 2012. In clinical studies, avanafil has demonstrated a fast onset of action, with full efficacy reported in some patients in as early as 15 minutes after administration. The unique profile of avanafil suggests that the compound may be selective. Greater selectivity can potentially result in lower incidence of the side effects associated with activation of non-phosphodiesterase type 5, or non-PDE5 isozymes.

Our Future

        Our goal is to build a successful biopharmaceutical company through the development and commercialization of innovative proprietary drugs. We intend to achieve this by:

  •
  seeking regulatory approval for Qnexa for the treatment of obesity in the U.S. and the EU and other territories worldwide;

  •
  seeking regulatory approval for avanafil for the treatment of ED in the U.S., the EU and other territories worldwide;

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

We expect to generate future net losses due to increases in operating expenses as our various investigational drug candidates are advanced through the various stages of clinical development and for pre-commercialization activities. In connection with the sale of Evamist, to date we have received an aggregate of $150 million. On November 5, 2010, we sold MUSE to Meda A.B., for which we received an upfront payment of $22 million upon the closing and are eligible to receive an additional $1.5 million based on future sales of MUSE, provided that certain sales milestones are reached. As of December 31, 2011, we have incurred a cumulative deficit of $346.3 million and expect to incur operating losses in future years.

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

        On May 15, 2007, we closed our transaction with K-V Pharmaceutical Company, or K-V, for the sale of our investigational drug candidate, Evamist, a metered-dose transdermal spray for the treatment of menopause symptoms. At the time of the sale, Evamist was an investigational product and was not yet approved by the FDA for marketing. The sale transaction contained multiple deliverables, including: the delivery at closing of the Evamist assets (mainly raw material inventory and certain fixed assets); a grant of a sublicense of our rights under a license related to Evamist, and a license to the MDTS applicator; the delivery upon receipt of regulatory approval of Evamist, along with all regulatory submissions; and, lastly, the delivery after FDA approval of certain transition services and a license to improvements to the MDTS applicator. We received approval from the FDA to market Evamist on July 27, 2007, or FDA Approval, and on August 1, 2007, we transferred and assigned the Evamist FDA submissions and all files related thereto to K-V. In August 2008, we assigned all of our rights and obligations under the Evamist license agreement to K-V. We received an upfront payment of $10 million in May 2007 upon the closing and received an additional $140 million milestone payment in August 2007 upon FDA Approval. These payments are non-refundable. We evaluated this multiple deliverable arrangement to determine whether the deliverables were divided into separate units of accounting. Upon FDA Approval, the two remaining deliverables were the transition services to be performed under the Transition Services Agreement, or TSA, and a license to improvements to the MDTS applicator, or Improvement License, during the two-year period commencing with the closing, or May 15, 2007, and ending on May 15, 2009. We were able to establish fair value for the TSA. As it relates to the Improvement License, no specific value was assigned in the agreement. We had no obligation to develop improvements to the MDTS applicator and had no plans to expend significant resources in this endeavor. However, we did not have objective, reliable evidence of fair value or evidence of inconsequential value to the customer of the Improvement License. Accordingly, the delivered items, together with the undelivered items, were bundled together and were treated as one unit of accounting. As a result, the initial $10 million paid at closing and the $140 million paid upon FDA Approval were recorded as deferred revenue and have been recognized as license revenue ratably over the 21.5-month term of the Improvement License, from August 1, 2007 to May 15, 2009. The revenue related to the transaction recognized for year ended December 31, 2009 was $31.4 million.

        In September 2009, the FASB issued Accounting Standards Update, or ASU, No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. ASU No. 2009-13 amends the guidance for measurement and separation of deliverables in multiple element arrangements under EITF Issue 00-21, as codified in FASB ASC 605-25, and significantly increases the related disclosure requirements. Under this new guidance, which was effective for us beginning January 1, 2011, our accounting for the revenue from the sale of the Evamist transaction may have been different.

Research and Development Expenses

        Research and development, or R&D, expenses include license fees, related compensation, consultants' fees, facilities costs, accrued milestones, administrative expenses related to R&D activities and clinical trial costs at other companies and research institutions under agreements that are generally cancelable, among other related R&D costs. We also record accruals for estimated ongoing clinical trial costs. Clinical trial costs represent costs incurred by clinical research organizations, or CROs, and clinical sites and include advertising for clinical trials and patient recruitment costs. These costs are recorded as a component of R&D expenses and are expensed as incurred. Under our agreements, progress payments are typically made to investigators, clinical sites and CROs. We analyze the progress of the clinical trials, including levels of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued liabilities. Significant judgments and estimates must be made and used in determining the accrued balance in any accounting period. Actual results could differ from those estimates under different assumptions. Revisions are charged to expense in the period in which the facts that give rise to the revision become known.

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

        We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of December 31, 2011, it was considered more likely than not that our deferred tax assets would not be realized. However, should there be a change in our ability to recover our deferred tax assets; we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

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

Cash and Cash Equivalents

        The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At December 31, 2011, all cash equivalents are invested in money market funds and U.S. Treasury securities. These accounts are recorded at fair value.

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

        We recorded $7.4 million, $7.4 million and $4.8 million of share-based compensation expense from continuing and discontinued operations for the years ended December 31, 2011, 2010 and 2009, respectively. Share-based compensation expense is allocated among research and development, general and administrative expenses and discontinued operations based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.

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

        Fair Value Measurement—Definition and Hierarchy.    ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

        Valuation Technique.    ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of VIVUS. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. ASC 820 prescribes three valuation techniques that shall be used to measure fair value as follows:

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

  Fair Value Measurements

        As of December 31, 2011, our cash and cash equivalents and available-for-sale securities measured at fair value on a recurring basis totaled $146.8 million.

        All of our cash and cash equivalents and available-for-sale securities are in cash, money market instruments and U.S. Treasury securities at December 31, 2011, and these are classified as Level 1. The valuation techniques used to measure the fair values of these financial instruments were derived from quoted market prices, as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exists.

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

        We entered into the Option and Put Agreement with the Deerfield Affiliates and the Deerfield Sub, dated April 3, 2008, and an Amended and Restated Option and Put Agreement dated March 16, 2009, or the OPA. Pursuant to the OPA, the Deerfield Affiliates granted us an option to purchase all of the outstanding shares of common stock of the Deerfield Sub from the Deerfield Affiliates, referred to as the Option. Our obligation to pay royalties terminated upon the exercise of the Option. The base consideration for the Option exercise, or Base Option Price, was $25 million, less $2 million we paid upon closing, as the Option was exercised on or prior to the third anniversary of the execution of the OPA. The aggregate consideration payable by us upon exercise of the Option, or the Option Purchase Price, was equal to the sum of the Base Option Price, plus: (i) the cash and cash equivalents held by the Deerfield Sub at the date of the closing of the resulting sale of the common stock of the Deerfield Sub, or the Cash Adjustment; (ii) accrued and unpaid royalties, or the Royalty Adjustment; and minus (i) the Option premium of $2 million that was paid at the closing of the transaction, or the Option Premium Adjustment; (ii) accrued but unpaid taxes; (iii) unpaid Funding Payments; (iv) loans payable by the Deerfield Sub, or the Loan Balance Adjustment; and (v) any other outstanding liabilities of the Deerfield Sub, or the Adjusted Option Purchase Price.

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

RESULTS OF OPERATIONS

Executive Overview

        For the year ended December 31, 2011, we reported a net loss of $46.1 million, or $0.55 net loss per share as compared to a net loss of $66.1 million or $0.82 net loss per share during the same period in 2010. For the year ended December 31, 2011, the net loss from continuing operations was $47 million, or $0.56 net loss per share and the net income from discontinued operations was $886,000, or $0.01 net income per share. For the year ended December 31, 2011, the decreased net loss from continuing operations, as compared to the year ended December 31, 2010, results primarily from decreased operating expenses in 2011. The decrease in operating expenses in 2011 as compared to 2010 was primarily attributable to reduced research and development spending on Qnexa for obesity and avanafil for erectile dysfunction, and decreased general and administrative expense primarily due to lower Qnexa pre-commercialization expenses.

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

        We met with the FDA in April 2011 to discuss the Feasibility Assessment. We reached agreement with the FDA on the retrospective observational study objectives and design, primary endpoints, and eligibility criteria. During the April 2011 meeting, it was agreed the study would be expanded to include all doses of topiramate and all diagnoses. It was also agreed that the results would be stratified and that the diagnoses of those exposed to topiramate would be matched with control groups with similar diagnoses and patient profiles. The co-primary endpoints were the relative risk of major congenital malformations and oral cleft in the offspring of women exposed to topiramate during pregnancy as compared to a control group that was not exposed to topiramate during pregnancy. The retrospective observational study was called FORTRESS, for Fetal Outcome Retrospective TopiRamate ExpoSure Study. Top-line results from FORTRESS were announced in December 2011, with validation of FORTRESS expected in the third quarter of 2012. There can be no assurance that the validation of this information will be successfully completed.

        On September 15, 2011, we announced that following a teleconference we had reached agreement with officials of the Division of Metabolism and Endocrinology Products, or DMEP, of the FDA on a plan that allowed for an early resubmission of the Qnexa NDA for the treatment of obesity. Based on this agreement, we resubmitted the Qnexa NDA on October 17, 2011, prior to completion of FORTRESS, and the FDA accepted the NDA for filing. On February 22, 2012, the Food and Drug Administration held a second meeting of the Endocrinology and Metabolic Drugs Advisory Committee, or the Advisory Committee, to discuss the additional data submitted for Qnexa. The FDA asked the Advisory Committee to discuss the following: 1) their interpretation of the available data regarding teratogenicity of topiramate, including whether they believe the data indicate an increase in the risk for oral clefts; 2) the potential strengths and weaknesses of the proposed teratogenicity risk management strategy for Qnexa; 3) the clinical significance of the changes in blood pressure and heart rate in overweight and obese patients treated with Qnexa versus placebo, taking into account the reported changes in antihypertensive therapy; and 4) whether the available data for Qnexa warrant that a cardiovascular outcomes trial be conducted prior to approval. The FDA requested the Advisory Committee to vote on whether, after considering all the available data included in the NDA and the discussions held at the meeting on February 22, 2012, including the questions referred to above, the overall benefit-risk assessment of Qnexa supports its approval for the treatment of obesity in individuals with a BMI ≥ 30 kg/m2 or a BMI ≥ 27 kg/m2 with weight related co-morbidities. The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA that was submitted for Qnexa in October 2011. The PDUFA target date for Qnexa is April 17, 2012.

        The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). The proposed labeling for Qnexa submitted on October 17, 2011 included a contraindication that excluded the use of Qnexa by women of childbearing potential. The proposed Pregnancy Category is "Category X".

        In January 2012, we announced that following discussions with FDA officials, we were asked to remove the Qnexa contraindication for women of childbearing potential contained in the proposed label. Qnexa would remain contraindicated for women who are pregnant. A contraindication typically indicates that a drug should not be used because the risk of use clearly outweighs any possible therapeutic benefit for that population.

        Included with the October 17, 2011 resubmission of the Qnexa NDA was a proposed REMS. We are currently revising our proposed REMS based on the change in the contraindication. We discussed the submitted REMS with the FDA and the details of the Qnexa REMS were discussed during the Endocrinologic and Metabolic Drugs Advisory Committee, held February 22, 2012. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. Neither the details of this study, nor the REMS, have been agreed to with the FDA.

        Although no other requests for additional information or studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA.

        On December 17, 2010, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for Qnexa Controlled-Release Capsules in the European Union, or EU. The proposed indication in the EU is for the treatment of obesity, including weight loss and maintenance of weight loss, and should be used in conjunction with a mildly hypocaloric diet. The EMA's review of Qnexa will follow their centralized marketing authorization procedure. If approved, Qnexa could receive marketing authorization in all 27 EU member countries. The MAA was officially validated for central procedure on January 19, 2011. If approved in the EU, Qnexa could be recommended for obese adult patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes, dyslipidemia, or central adiposity (abdominal obesity). In Europe, approximately 150 million adults are considered overweight or obese, and the prevalence is rising rapidly. According to EMA guidelines for medicinal products used in weight control, a demonstration of weight loss of at least 10% of baseline weight, which is at least statistically greater than that associated with placebo, is considered to be a valid primary efficacy criterion. Based on the results of the Phase 3 program, we believe Qnexa has met this efficacy criterion set by the EMA for obesity therapies. In addition, the mean weight loss for the mid and top dose of Qnexa at the end of two years was 10.4% and 11.4%, respectively, which we believe met the efficacy benchmark set by the EMA for obesity therapies. These results were shown to be sustained over a two-year period and were associated with significant improvements in weight-related co-morbidities such as hypertension, dyslipidemia and diabetes. The MAA is comprised of data from over 4,500 overweight or obese patients with a broad range of weight-related co-morbidities. Two-year, double-blind data from SEQUEL (OB-305) were also included in the filing to demonstrate durability of treatment response and long-term safety.

        In May 2011, we received a response to our MAA from the Committee for Medicinal Products for Human Use, or CHMP. The response was in the form of the "120-day questions." The 120-day questions covered a broad range of topics including, without limitation, issues relating to phentermine, which include historical concerns regarding its potential association with valvulopathy and pulmonary hypertension; heart rate and limited long-term safety data in high-risk patients; and known and suspected effects of topiramate which include CNS and teratogenic potential. The CHMP also had questions concerning our proposed risk management plan for Qnexa. The 120-day questions were consistent with the issues previously raised in the FDA review process. We met with representatives from the CHMP in September 2011 to seek clarification on certain questions. We submitted our response to the 120-day questions in the fourth quarter of 2011. In January 2012, we received the 180-day LOI from the CHMP. In order to perform additional analyses to allow further insights into the data as previously presented, we requested and have received a two-month extension to respond to the 180-day LOI. The 180-day LOI contained requests for additional information including risk minimization activities to address various issues relating to cardiovascular, neuropsychiatric and potential teratogenic effects of Qnexa. In addition, we were asked to discuss the benefit/risk of the different doses of Qnexa, its potential use in different patient populations, and the expected long-term benefit of treatment with Qnexa. We are preparing our response, which we plan to submit in the second quarter of 2012. There can be no assurance that our response will be adequate or that our MAA will be approved by the CHMP.

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

Continuing operations

  Revenue

				% Change (Decrease)
	Years Ended December 31,
				2011 vs 2010	2010 vs 2009
	2011	2010	2009
	(In thousands, except percentages)
License and other revenue	$—	$—	$31,395	—%	(100)%

        On March 30, 2007, we announced that we had entered into a definitive agreement with K-V, to transfer our assets and grant a sublicense of our rights under the Evamist Agreement to K-V, or the K-V Transaction. In August 2008, we assigned all of our rights and obligations under the Evamist license agreement to K-V. The closing of the K-V Transaction occurred on May 15, 2007 and on July 27, 2007 we received FDA approval of the Evamist NDA. An initial $10 million was paid at closing and $140 million was paid upon FDA approval. These payments were recorded as deferred revenue and have been recognized as revenue ratably over the 21.5-month term of the Improvement License, from August 1, 2007 to May 15, 2009. In the years ended December 31, 2011, 2010 and 2009, we recognized $0, $0 and $31.4 million, respectively, in deferred revenue related to Evamist.

  Research and development

				% Change (Decrease)
	Years Ended December 31,
				2011 vs 2010	2010 vs 2009
	2011	2010	2009
	(In thousands, except percentages)
Research and development	$24,604	$39,971	$70,940	(38)%	(44)%

        Research and development expenses in the year ended December 31, 2011 decreased $15.4 million, or 38%, to $24.6 million, as compared to $40 million in the same period last year. This decrease was primarily due to decreases in the obesity program spending of $9.1 million and avanafil spending of $7.5 million, partially offset by an increase in non-cash share-based compensation expense of $713,000 and other net increases in research and development related spending of $513,000, as compared to the year ended December 31, 2010

        We anticipate that our research and development expenses in 2012 will increase significantly from costs incurred in 2011 as we begin the cardiovascular study for our investigational drug candidate, Qnexa, if approved by the FDA. There are likely to be additional research and development expenses related to avanafil and Qnexa and our other investigational drug candidates under development. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies. Regardless, if we are successful in obtaining FDA regulatory approval for any new investigational drug candidates being developed through our research and development efforts, except for Qnexa and avanafil, currently under FDA regulatory review, we do not expect to recognize revenue from sales of such new drugs, if any, for at least a year or more due to the length of time required to develop investigational drug candidates into commercially viable products.

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

  General and administrative

				% Change Increase/(Decrease)
	Years Ended December 31,
				2011 vs 2010	2010 vs 2009
	2011	2010	2009
	(In thousands, except percentages)
General and administrative	$22,472	$25,656	$13,870	(12)%	85%

        General and administrative expenses in the year ended December 31, 2011, general and administrative expenses decreased $3.2 million, or 12% to $22.5 million as compared to the same period in 2010. In the year ended December 31, 2011, the decrease is primarily due to lower spending on Qnexa pre-commercialization expenses of $4.9 million, partially offset by incremental increases of $801,000 in corporate expenses (primarily compensation and related increases), $754,000 in avanafil pre-commercialization expenses and net increases in other general and administrative expense of $179,000 as compared to the year ended December 31, 2010.

        General and administrative expenses in the year ended December 31, 2010 increased $11.8 million, or 85% to $25.7 million as compared to the same period in 2009. In the year ended December 31, 2010, the increase is primarily due to Qnexa pre-commercialization expenses of $9.2 million, net increases of $2.2 million in non-cash share-based compensation expense and $359,000 in other general and administrative expenses, as compared to the year ended December 31, 2009.

        We do not anticipate a significant change in our general and administrative expenses in 2012, as compared to 2011, unless our investigational drug candidate, Qnexa, is approved by the FDA and we proceed to commercialize it.

  Interest income and expense

        Interest and other income, net for the year ended December 31, 2011 was $243,000 as compared to $468,000 for the year ended December 31, 2010. The decrease in interest and other income in the year ended December 31, 2011 as compared to the same period last year was largely due to lower interest rates, year-over-year, on our cash, cash equivalents and available-for-sale securities partially offset by an increase in other income of $100,000 in the quarter ended September 30, 2011.

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

        Interest expense for the year ended December 31, 2011 was $3,000 as compared to $4.3 million during the same period last year. The outstanding balance on the Deerfield loan was paid off in the fourth quarter of 2010.

        Interest expense for the year ended December 31, 2010 was $4.3 million as compared to $3.7 million during the same period last year. The net increase in interest expense in the year ended December 31, 2010 as compared to the same period in 2009 is primarily due to the higher Deerfield loan balances in 2010.

        We recognized an other-than-temporary loss on impaired securities of $654,000 for the year ended December 31, 2009. The majority of this other-than-temporary losses on impaired securities was recorded on securities obtained in late 2007 through the redemption-in-kind distribution from the Bank of America Columbia Strategic Cash Portfolio.

        We recognized a $6 million loss on the early extinguishment of debt in connection with the payoff of the Deerfield loan in the year ended December 31, 2010.

  Benefit (provision) for income taxes

        We recorded a provision for income taxes in the year ended December 31, 2011 of $190,000. Our income tax return for the year ended December 31, 2007 is currently under examination by the California Franchise Tax Board. Based on the progress of the audit to date, we believe adjustments may be made in early years that will reduce tax attributes available to offset tax due in 2007. Therefore, we increased our unrecognized tax benefits to $160,000 for the year ended December 31, 2011. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of our provision for income taxes. During the year ended December 31, 2011, $32,000 of interest on the unrecognized tax benefits was recorded.

        In the year ended December 31, 2010, we recorded a provision for income taxes of $9,000. We increased our unrecognized tax benefits to $7,000 for the year ended December 31, 2010, based on the progress of the California Franchise Tax Board audit. During the year ended December 31, 2010, $1,000 of interest on the unrecognized tax benefits was recorded.

        We recorded a benefit for income taxes for the year ended December 31, 2009 of $2.4 million primarily due to our filing a carryback claim of losses generated in 2008, pursuant to the IRS Revenue Procedure 2009-52. The Revenue Procedure was issued in the fourth quarter of 2009 and allows losses generated in 2008 or 2009 to be carried back for up to five years.

Discontinued operations

  Revenue—discontinued operations.

				% Change Increase/(Decrease)
	Years Ended December 31,
				2011 vs 2010	2010 vs 2009
	2011	2010	2009
	(In thousands, except percentages)
United States product, net	$595	$9,626	$15,836	(94)%	(39)%
International product	—	2,425	2,347	(100)%	3%
License and other revenue	—	1,260	463	(100)%	172%

Total revenues	$595	$13,311	$18,646	(96)%	(29)%

        In the year ended December 31, 2011, we recorded adjustments to our sales reserves for accrued product returns and accrued chargebacks totaling $595,000. Total revenue for the year ended December 31, 2010 totaled $13.3 million. On November 5, 2010, we completed the sale of the MUSE product to Meda AB.

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

  Cost of goods sold and manufacturing—discontinued operations.

				% Change (Decrease)
	Years Ended December 31,
				2011 vs 2010	2010 vs 2009
	2011	2010	2009
	(In thousands, except percentages)
Cost of goods sold and manufacturing	$(26)	$9,785	$11,950	(100)%	(18)%

        Cost of goods sold and manufacturing was $(26,000) in the year ended December 31, 2011, as compared to $9.8 million in the prior year. In the second quarter of 2011, we recorded an adjustment to a MUSE-related liability in the amount of $26,000. The decrease in cost of goods sold and manufacturing is due to the sale of MUSE in the fourth quarter of 2010.

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

  Research and development—discontinued operations.

				% Change Increase/(Decrease)
	Years Ended December 31,
				2011 vs 2010	2010 vs 2009
	2011	2010	2009
	(In thousands, except percentages)
Research and development	$(318)	$2,304	$135	(114)%	1,607%

        Research and development expenses were $(318,000) in the year ended December 31, 2011 as compared to $2.3 million in the prior year. We received a MUSE-related PDUFA filing fee refund in the year ended December 31, 2011 and we sold MUSE to Meda on November 5, 2010.

        Research and development expenses increased $2.2 million in the year ended December 31, 2010, or 1,607%, to $2.3 million, as compared to $135,000 for the year ended December 31, 2009. This increase is primarily due to the write-off of $2.2 million in MUSE PDUFA fee refund receivables from the FDA, which were determined to be uncollectible in the year ended December 31, 2010.

  Selling, general and administrative—discontinued operations.

				% Change Increase/(Decrease)
	Years Ended December 31,
				2011 vs 2010	2010 vs 2009
	2011	2010	2009
	(In thousands, except percentages)
Selling, general and administrative	$27	$5,124	$7,163	(99)%	(28)%

        Selling, general and administrative expenses were $27,000 in the year ended December 31, 2011 as compared to $5.1 million in the prior year. The decrease is due to the sale of MUSE to Meda on November 5, 2010.

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

        Interest and other income, net for the years ended December 31, 2011, 2010 and 2009 was $0, $10,000 and $21,000, respectively. Interest income in all periods is a result of fluctuations in investment yields on the Crown Bank restricted cash certificate of deposit. The Crown Bank restricted cash certificate of deposit was redeemed in connection with the sale of MUSE to Meda in the fourth quarter 2010.

        Interest expense for the years ended December 31, 2011, 2010 and 2009 was $0, $384,000 and $386,000, respectively. The net decrease in interest expense from year to year is primarily due to principal paydowns of the outstanding balance on the Crown Bank loan. The Crown Bank loan was paid in full in connection with the sale of MUSE to Meda in the fourth quarter 2010.

  Gain on disposal of discontinued operations.

        We recognized a $13.7 million gain in the fourth quarter of 2010 due to the sale of MUSE to Meda.

  Benefit (provision) for income taxes—discontinued operations.

        Provision for income taxes for the years ended December 31, 2011 and 2010 was $0 and $29,000, respectively. The provision for income taxes for the year ended December 31, 2010 related to state income taxes. We recorded a benefit for income taxes for the year ended December 31, 2009 of $61,000 primarily due to our filing a carryback claim of losses generated in 2008, pursuant to the IRS Revenue Procedure 2009-52. The Revenue Procedure was issued in the fourth quarter of 2009 and allows losses generated in 2008 or 2009 to be carried back for up to five years.

Liquidity and Capital Resources

Continuing Operations

        Cash.    Unrestricted cash, cash equivalents and available-for-sale securities totaled $146.8 million at December 31, 2011, as compared to $139.2 million at December 31, 2010. The increase in cash, cash equivalents and available-for-sale securities of $7.6 million is primarily the net result of cash provided by financing activities and used for operating activities. Included in these amounts are $2.6 million in net proceeds from common stock option exercises and 1994 ESPP purchases and $45.3 million in net proceeds from a registered direct offering of our common stock during the year ended December 31, 2011.

        Since inception, we have financed operations primarily from the issuance of equity securities. Through December 31, 2011, we raised $455.4 million from financing activities, received $150 million from the sale of Evamist and had an accumulated deficit of $346.3 million at December 31, 2011.

        At December 31, 2011, we had $39.5 million in cash and cash equivalents and $107.3 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities, in accordance with our investment policy. At December 31, 2011, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds that invest only in U.S. Treasury securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

        Liabilities.    Total liabilities were $11 million at December 31, 2011; $1.3 million lower than at December 31, 2010. The change in total liabilities includes a $1.2 million decrease in accrued research and development expenses due to reduced project spending, a $1.9 million decrease in current liabilities of discontinued operations, partially offset by an $873,000 increase in accrued employee compensation and benefits, a $545,000 increase in accounts payable primarily due to the timing of payments, and a $342,000 increase in accrued and other liabilities.

        Operating Activities.    Our operating activities used $39 million, $68 million and $93.1 million during the years ended December 31, 2011, 2010 and 2009, respectively. During the year ended December 31, 2011, our net operating loss of $47 million was offset by $7.4 million in non-cash share-based compensation expense, an $873,000 increase in accrued employee compensation and benefits and a $545,000 increase in accounts payable. These positive cash flows to our net operating loss were in turn offset by a $1.2 million decrease in accrued research and clinical expenses.

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

        Investing Activities.    Our investing activities used $5.5 million, provided $64.9 million and used $43.3 million in cash during the years ended December 31, 2011, 2010 and 2009, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

        Financing Activities.    Financing activities provided cash of $47.8 million, used cash of $19.1 million and provided cash of $114.3 million during the years ended December 31, 2011, 2010 and 2009, respectively. In the year ended December 31, 2011, cash provided by financing activities included $2.4 million in proceeds from the exercise of stock options, $211,000 in proceeds from the sale of common stock through our 1994 ESPP and $45.3 million in net proceeds from a registered direct offering of our common stock.

        In 2010, cash used in financing activities included $23 million to payoff the Deerfield loan. This amount was partially offset by $3.6 million in net proceeds from the exercise of stock options and $304,000 from ESPP purchases. In 2009, the cash provided by financing activities included $102.7 million in net proceeds from the underwritten public offering of our common stock, $10 million in cash from the Deerfield financing and $2.7 million from stock option exercises and ESPP purchases, partially offset by $1 million in principal payments under our notes payable.

Discontinued Operations

        Accounts receivable (net of allowance for doubtful accounts) at December 31, 2011 was $0, as compared to $6,000 at December 31, 2010.

        Cash used for operating activities in the year ended December 31, 2011 was $980,000. In the year ended December 31, 2011, the $886,000 net income was offset by decreases in liabilities: $194,000 in accounts payable, $975,000 in accrued product returns, $472,000 in accrued chargeback reserve, $184,000 in accrued and other liabilities and $47,000 in accrued employee compensation and benefits. The extinguishment of the largest liability of the discontinued operations, accrued product returns, will be settled in accordance with the returns policy by cash payments made to former customers for the return of expired MUSE product sold by VIVUS. The return window for expired MUSE product will end in 2013.

        Cash provided by operating activities in the year ended December 31, 2010 was $2.2 million. In the year ended December 31, 2010, the $9.4 million net income was offset by a $13.7 million gain on the sale of MUSE. This offset to our net operating income was in turn offset by positive cash flows including a $7.3 million decrease in accounts receivable (due to the collection of the December 2009 outstanding receivables), $915,000 in depreciation expense and $970,000 in non-cash share-based compensation expense.

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

        Our investing activities provided $0 and $21.5 million and used $171,000 in cash during the years ended December 31, 2011, 2010 and 2009, respectively. In the year ended December 31, 2010, cash provided by investing activities included $21.6 million in cash proceeds from the sale of MUSE to Meda. Also included in these amounts in each year are purchases of property and equipment. Financing activities used $0, $4.9 million and $145,000 during the years ended December 31, 2011, 2010 and 2009, respectively. These amounts represent principal payments made under our Crown Bank loan in all periods. In the year ended December 31, 2010, we paid off the loan to Crown Bank.

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

        We entered into the Option and Put Agreement with the Deerfield Affiliates and the Deerfield Sub, dated April 3, 2008, and an Amended and Restated Option and Put Agreement dated March 16, 2009, or the OPA. Pursuant to the OPA, the Deerfield Affiliates granted us an option to purchase all of the outstanding shares of common stock of the Deerfield Sub from the Deerfield Affiliates, referred to as the Option. Our obligation to pay royalties terminated upon the exercise of the Option. The base consideration for the Option exercise, or Base Option Price, was $25 million, less $2 million we paid upon closing, as the Option was exercised on or prior to the third anniversary of the execution of the OPA. The aggregate consideration payable by us upon exercise of the Option, or the Option Purchase Price, was equal to the sum of the Base Option Price, plus: (i) the cash and cash equivalents held by the Deerfield Sub at the date of the closing of the resulting sale of the common stock of the Deerfield Sub, or the Cash Adjustment; (ii) accrued and unpaid royalties, or the Royalty Adjustment; and minus (i) the Option premium of $2 million that was paid at the closing of the transaction, or the Option Premium Adjustment; (ii) accrued but unpaid taxes; (iii) unpaid Funding Payments; (iv) loans payable by the Deerfield Sub, or the Loan Balance Adjustment; and (v) any other outstanding liabilities of the Deerfield Sub, or the Adjusted Option Purchase Price.

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

        On July 14, 2010, we filed a Form S-8 (File Number 333-168106) with the SEC registering 16,615,199 shares of common stock, par value $0.001 per share, to be issued pursuant to the 2010 Equity Incentive Plan, and registering 400,000 shares of common stock, par value $0.001 per share, to be issued pursuant to the Stand-Alone Stock Option Agreement with Michael P. Miller, the Company's Senior Vice President and Chief Commercial Officer.

        On August 1, 2011, the Company filed a Form S-8 (File Number 333-175926) with the SEC registering 600,000 shares of common stock, par value $0.001 per share, under the 1994 Employee Stock Purchase Plan, as amended.

        On August 24, 2011, the Company closed on the sale of a total of 6,889,098 shares of its common stock, at a price of $6.65 per share, pursuant to a previously-reported securities purchase agreement entered into on August 23, 2011 with certain investors in connection with a registered direct offering of the Company's common stock, or the Offering. Gross proceeds to the Company from the sale of the common stock in the Offering totaled approximately $45.8 million before deduction of approximately $529,000 in fees and expenses related to the Offering. All of the shares of common stock were offered pursuant to an effective shelf registration statement on Form S-3ASR (Registration No. 333-161948), including the prospectus dated September 16, 2009 contained therein.

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

        We may also be required to make further substantial expenditures if unforeseen difficulties arise in other areas of our business. In particular, our future capital and additional funding requirements will depend upon or be impacted by numerous factors, including:

  •
  the cost, timing and final outcome of FORTRESS;

  •
  the FDA's interpretation of the data we submitted and may submit relating to teratogenicity and cardiovascular safety;

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

  •
  our response to the EMA's requests for information included in the 180-day LOI for Qnexa;

  •
  whether or not the FDA approves the NDA for avanafil;

  •
  our ability to successfully commercialize by establishing marketing partnerships for avanafil, if approved, in the U.S. and worldwide;

  •
  MTPC's ability to obtain and maintain regulatory approval to manufacture and adequately supply avanafil for commercial use;

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

  •
  the activities of competitors.

        We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least through 2012. However, we anticipate that we may require additional funding to launch Qnexa, if approved, to continue our research and investigational drug candidate development programs, to conduct pre-clinical, clinical and retrospective studies and trials, to fund operating expenses, to pursue regulatory approvals for our investigational drug candidates, to finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, and we may require additional funding to establish additional or new manufacturing and marketing capabilities in the future and to manufacture quantities of our investigational drug candidates for approval and commercialization. In particular, we expect to make other substantial payments to the inventor of Qnexa pending approval by the FDA and to MTPC, in accordance with our agreements with MTPC in connection with the licensing of avanafil. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales. Similar to the transaction with Evamist, we may consider selling or licensing any of our investigational drug candidates in development in order to raise additional funding. We may seek to access the public or private equity markets at any time. The sale of additional equity securities would result in additional dilution to our stockholders. We may also seek additional funding through strategic alliances, acquisitions of companies with cash balances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our investigational drug candidate development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or investigational drug candidates and to pay royalties on future product sales. To the extent that we are unable to obtain third party funding for such expenses, we expect that increased expenses may result in future losses from operations. We are continually evaluating our existing portfolio and we may choose to divest or sell one or more of our investigational drug candidates at any time. We cannot assure you that we will successfully develop our products under development or that our products, if approved for sale, will generate revenues sufficient to enable us to earn a profit.

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2011 excluding amounts already recorded on our consolidated balance sheet as accounts payable, and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. This table includes our enforceable and legally binding obligations and future commitments, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they were cancelable as of December 31, 2011. These do not include milestones and assumes non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating plans, which are subject to change:

	Payments Due by Period
Contractual obligations	Total	2012	2013-2015	2016-2017	Thereafter
	(in thousands)
Continuing Operations:
Operating leases	$406	$406	$—	$—	$—
Other agreements	16,712	16,669	43	—	—
Clinical trials	6,442	6,442	—	—	—

Total contractual obligations	$23,560	$23,517	$43	$—	$—

  Operating Leases

        In November 2006, we entered into a 30-month lease for our corporate headquarters located in Mountain View, California. On December 16, 2008, November 12, 2009, December 3, 2010 and February 14, 2012, we entered into a first, second, third and fourth amendment, respectively, to this lease. Under the fourth amendment to the lease, the average base rent for the current premises is set at $2.50 per square foot or $45,015 per month. The fourth amendment also extended the lease term for the current premises for a period of twelve months commencing August 1, 2012 and terminating July 31, 2013 and provided us one additional option to extend the term of the Lease of the current premises for one year from the expiration of the Lease. In addition, the fourth amendment included a new lease on an additional 4,914 square feet of office space located at 1174 Castro Street, Mountain View, California, or the Expansion Space, which is adjacent to the Company's corporate headquarters. The average base rent for the Expansion Space is approximately $2.75 per square foot or $13,513 per month. The new lease for the Expansion Space has a term of 60 months commencing on March 15, 2012, with an option to extend the term for one year from the expiration of the new lease.

  Other Agreements

        Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These include obligations for research and development, pre-commercial obligations, general and administrative services, and media/market research contracts, as well as obligations related to those contracts that we are likely to continue, regardless of the fact that they were cancelable as of December 31, 2011.

        We have remaining commitments under various general and administrative services agreements totaling $4.4 million at December 31, 2011, including $1.5 million related to Leland F. Wilson's Employment Agreement. On December 19, 2007, the Compensation Committee of the Board of Directors of the Company approved an employment agreement, or the Employment Agreement, with Leland F. Wilson, the Company's Chief Executive Officer. The Employment Agreement includes salary, incentive compensation, retirement benefits and length of employment, among other items, as agreed to with Mr. Wilson. The Employment Agreement had an initial term of two years commencing on the effective date, June 1, 2007, or the Effective Date. On January 23, 2009, the Compensation Committee approved an amendment to the Employment Agreement, or the Amendment, which amends the Employment Agreement. Pursuant to the Amendment, the initial term of the Employment Agreement was increased from two to three years commencing on June 1, 2007 and other relevant dates were also extended to reflect the three-year initial term. On January 21, 2011, the Compensation Committee approved the second amendment to Mr. Wilson's Employment Agreement. Pursuant to the second amendment, the initial term of the Employment Agreement is increased to four years commencing on June 1, 2007. As neither party provided notice of termination, the Employment Agreement was automatically extended for an additional one-year term commencing on June 1, 2011. On January 27, 2012, the Compensation Committee approved the third amendment to the Employment Agreement which increased the initial term of the Employment Agreement from four (4) to five (5) years commencing on June 1, 2007.

        We have also entered into various agreements with our research consultants and other contractors to perform regulatory services, drug research and testing and, at December 31, 2011, our remaining commitment under these agreements totaled $4.2 million. These amounts represent the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation. We have placed orders with MTPC for avanafil product testing and finished goods and our remaining commitment under these purchase obligations at December 31, 2011 totaled $8.1 million.

  Clinical Trials

        We have entered into various agreements with clinical consultants, investigators, clinical suppliers and clinical research organizations to perform clinical trial management and clinical studies on our behalf and, at December 31, 2011, our remaining commitment under these agreements totaled $6.4 million, which includes nearly all of the accrued research and clinical expenses of $1.4 million in the consolidated balance sheet as of December 31, 2011. We make payments to these providers based upon the number of patients enrolled and the length of their participation in the trials. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

  Additional Payments

        We have entered into development, license and supply agreements that contain provisions for payments upon completion of certain development, regulatory and sales milestones. Due to the uncertainty concerning when and if these milestones may be completed or other payments are due, we have not included these potential future obligations in the above table.

  Mitsubishi Tanabe Pharma Corporation

        In January 2001, we entered into an exclusive development, license and supply agreement with Tanabe Seiyaku Co., Ltd., or Tanabe, now Mitsubishi Tanabe Pharma Corporation, or MTPC, and hereinafter collectively referred to as MTPC, for the development and commercialization of avanafil, a PDE5 inhibitor compound for the oral and local treatment of male and female sexual dysfunction. Under the terms of the agreement, MTPC agreed to grant an exclusive license to us for products containing avanafil outside of Japan, North Korea, South Korea, China, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Vietnam and the Philippines. We agreed to grant MTPC an exclusive, royalty-free license within those countries for oral products that we develop containing avanafil. In addition, we agreed to grant MTPC an exclusive option to obtain an exclusive, royalty-bearing license within those countries for non-oral products that we develop containing avanafil. MTPC agreed to manufacture and supply us with avanafil for use in clinical trials, which was our primary responsibility.

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

  Other

        On October 16, 2001, we entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational drug candidate development program for Qnexa for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to us with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, we have paid a total of $220,000 to Dr. Najarian through December 31, 2011 and have issued him options to purchase 40,000 shares of our common stock. We are obligated under the terms of the Assignment Agreement to make a milestone payment of $1 million and issue an option to purchase 20,000 shares of our common stock to Dr. Najarian upon marketing approval by the FDA of a product for the treatment of obesity that is based upon the Combination Therapy and Patents. The Assignment Agreement will require us to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that we decide not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined us as a part-time employee and currently serves as a Principal Scientist.

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

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in the financial statements. ASU No. 2011-05 gives businesses two options for presenting other comprehensive income (OCI), which until now has typically been placed near the statement of shareholder's equity. An OCI statement can be included with the net income statement, and together the two will make a statement of total comprehensive income. Alternatively, businesses can have an OCI statement separate from a net income statement, but the two statements will have to appear consecutively within a financial report. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The Company has elected to adopt ASU 2011-05, as amended by ASU 2011-12, beginning with the quarter ended June 30, 2011. The adoption did not have a material effect on the Company's consolidated financial statements.

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

Market and Interest Rate Risk

        Our cash, cash equivalents and available-for-sale securities as of December 31, 2011 consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

        Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at December 31, 2011 by approximately $440,000. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

1.     Index to Consolidated Financial Statements

        The following financial statements are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
VIVUS, Inc.

        We have audited the accompanying consolidated balance sheets of VIVUS, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of VIVUS, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VIVUS, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ OUM & Co. LLP

San Francisco, California
February 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
VIVUS, Inc.

        We have audited VIVUS, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VIVUS, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Management's Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, VIVUS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VIVUS, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ OUM & Co. LLP

San Francisco, California
February 28, 2012

VIVUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$39,554	$37,216
Available-for-sale securities	107,282	101,970
Inventories	3,107	3,225
Prepaid expenses and other assets	1,793	1,648
Current assets of discontinued operations	—	6

Total current assets	151,736	144,065
Property and equipment, net	320	221

Total assets	$152,056	$144,286

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,940	$2,395
Accrued research and clinical expenses	1,425	2,625
Accrued employee compensation and benefits	3,693	2,820
Accrued and other liabilities	1,274	932
Current liabilities of discontinued operations	1,640	3,512

Total current liabilities	10,972	12,284

Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock; $.001 par value; 200,000 shares authorized at December 31, 2011 and 2010; 88,975 and 81,568 shares issued and outstanding at December 31, 2011 and 2010, respectively	89	82
Additional paid-in capital	487,235	432,041
Accumulated other comprehensive income (loss)	25	4
Accumulated deficit	(346,265)	(300,125)

Total stockholders' equity	141,084	132,002

Total liabilities and stockholders' equity	$152,056	$144,286

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31
	2011	2010	2009
Revenue:
License and other revenue	$—	$—	$31,395
Operating expenses:
Research and development	24,604	39,971	70,940
General and administrative	22,472	25,656	13,870

Total operating expenses	47,076	65,627	84,810

Loss from operations	(47,076)	(65,627)	(53,415)
Interest and other income (expense):
Interest and other income, net	243	468	1,998
Interest expense	(3)	(4,308)	(3,693)
Other-than-temporary loss on impaired securities	—	—	(654)
Loss on early extinguishment of debt	—	(5,958)	—

Total interest and other income (expense)	240	(9,798)	(2,349)

Loss from continuing operations before income taxes	(46,836)	(75,425)	(55,764)
(Provision) benefit for income taxes	(190)	(9)	2,379

Net loss from continuing operations	(47,026)	(75,434)	(53,385)

Discontinued operations:
Income (loss) from discontinued operations, net of tax	886	9,369	(906)

Net loss	$(46,140)	$(66,065)	$(54,291)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.56)	$(0.93)	$(0.74)
Discontinued operations	0.01	0.11	(0.01)

Net loss per share	$(0.55)	$(0.82)	$(0.75)

Shares used in per share computation:
Basic and diluted	84,392	81,017	72,779

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31
	2011	2010	2009
Net loss	$(46,140)	$(66,065)	$(54,291)
Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of taxes	21	7	(357)

Comprehensive loss	$(46,119)	$(66,058)	$(54,648)

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount				Total
Balances, December 31, 2008	69,667	$70	$310,558	$354	$(179,769)	$131,213
Sale of common stock through employee stock purchase plan	99	—	361	—	—	361
Exercise of common stock options for cash	491	1	2,349	—	—	2,350
Share-based compensation expense	—	—	4,791	—	—	4,791
Proceeds from underwritten public offering of common stock	10,350	10	108,665	—	—	108,675
Issue costs for underwritten public offering of common stock	—	—	(6,016)	—	—	(6,016)
Net unrealized loss on securities	—	—	—	(357)	—	(357)
Net loss	—	—	—	—	(54,291)	(54,291)

Balances, December 31, 2009	80,607	81	420,708	(3)	(234,060)	186,726
Sale of common stock through employee stock purchase plan	48	—	304	—	—	304
Exercise of common stock options for cash	913	1	3,616	—	—	3,617
Share-based compensation expense	—	—	7,413	—	—	7,413
Net unrealized gain on securities	—	—	—	7	—	7
Net loss	—	—	—	—	(66,065)	(66,065)

Balances, December 31, 2010	81,568	82	432,041	4	(300,125)	132,002
Sale of common stock through employee stock purchase plan	36	—	211	—	—	211
Exercise of common stock options for cash	482	—	2,354	—	—	2,354
Share-based compensation expense	—	—	7,353	—	—	7,353
Proceeds from registered direct public offering of common stock	6,889	7	45,805	—	—	45,812
Issue costs for registered direct public offering of common stock	—	—	(529)	—	—	(529)
Net unrealized gain on securities	—	—	—	21	—	21
Net loss	—	—	—	—	(46,140)	(46,140)

Balances, December 31, 2011	88,975	$89	$487,235	$25	$(346,265)	$141,084

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2011	2010	2009
Cash flows from operating activities:
Net loss from continuing operations	$(47,026)	$(75,434)	$(53,385)
Adjustments to reconcile net loss from continuing operations to net cash used for operating activities from continuing operations:
Depreciation	102	138	75
Net realized gain on investments	—	(5)	(1,085)
Other-than-temporary loss on impaired securities	—	—	654
Share-based compensation expense	7,353	6,443	3,927
Loss on early extinguishment of debt	—	5,958	—
Changes in assets and liabilities:
Inventories	118	(3,225)	—
Prepaid expenses and other assets	(145)	2,658	(2,582)
Accounts payable	545	(5,687)	(7,289)
Accrued research and clinical expenses	(1,200)	199	(4,009)
Accrued employee compensation and benefits	873	477	737
Deferred revenue	—	—	(31,395)
Accrued and other liabilities	342	521	1,302

Net cash used for operating activities from continuing operations	(39,038)	(67,957)	(93,050)
Net cash (used for) provided by operating activities from discontinued operations	(980)	2,195	(3,033)

Net cash used for operating activities	(40,018)	(65,762)	(96,083)

Cash flows from investing activities:
Property and equipment purchases	(201)	(105)	(237)
Release of restricted cash	—	700	—
Investment purchases	(137,409)	(209,759)	(220,606)
Proceeds from maturity of available-for-sale securities	132,118	245,555	153,185
Proceeds from sale of available-for-sale securities	—	28,487	24,387

Net cash (used for) provided by investing activities from continuing operations	(5,492)	64,878	(43,271)
Net cash provided by (used for) investing activities from discontinued operations	—	21,546	(171)

Net cash (used for) provided by investing activities	(5,492)	86,424	(43,442)

Cash flows from financing activities:
Proceeds from notes payable	—	—	10,000
Payments of notes payable	—	(23,000)	(1,022)
Exercise of common stock options	2,354	3,617	2,350
Sale of common stock through employee stock purchase plan	211	304	361
Net proceeds from issuance of common stock	45,283	—	102,659

Net cash provided by (used for) financing activities from continuing operations	47,848	(19,079)	114,348
Net cash used for financing activities from discontinued operations	—	(4,900)	(145)

Net cash provided by (used for) financing activities	47,848	(23,979)	114,203

Net increase (decrease) in cash and cash equivalents	2,338	(3,317)	(25,322)
Cash and cash equivalents:
Beginning of year	37,216	40,533	65,855

End of year	$39,554	$37,216	$40,533

Supplemental cash flow disclosure:
Interest paid	$—	$6,030	$2,861

Income taxes paid	$24	$41	$16

Non-cash investing and financing activities:
Unrealized gain (loss) on securities	$21	$7	$(357)

See accompanying notes to consolidated financial statements.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Significant Accounting Policies

Business

        VIVUS is a biopharmaceutical company, incorporated in 1991, developing therapies to address obesity, sleep apnea, diabetes and male sexual health. The company's lead investigational product in clinical development, Qnexa, has completed Phase 3 clinical trials for the treatment of obesity and is currently being considered for approval by U.S. and EU regulators. The Company received a Complete Response Letter, or CRL, to the initial Qnexa NDA on October 28, 2010. The Company resubmitted the Qnexa NDA in October 2011. On February 22, 2012, the Food and Drug Administration held a meeting of the Endocrinology and Metabolic Drugs Advisory Committee, or the Advisory Committee, to discuss the safety and efficacy of Qnexa as an adjunct to diet and exercise for weight management in patients with a BMI ≥ 30 kg/m2 or a BMI ≥ 27 kg/m2, if accompanied by weight-related co-morbidities. The FDA requested the Advisory Committee to vote on whether, after considering all the available data included in the NDA and the discussions held at the meeting on February 22, 2012, the overall benefit-risk assessment of Qnexa supports its approval for the treatment of obesity in individuals with a BMI ≥ 30 kg/m2 or a BMI ≥ 27 kg/m2 with weight related co-morbidities. The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider the guidance during the review of the NDA that was submitted for Qnexa in October 2011. The scheduled PDUFA date for Qnexa is April 17, 2012. Qnexa is also in Phase 2 clinical development for the treatment of type 2 diabetes and obstructive sleep apnea. In the area of sexual health, VIVUS has submitted an NDA for avanafil, a PDE5 inhibitor being studied for the treatment of erectile dysfunction, with an FDA action date of April 29, 2012. On November 5, 2010, the Company completed the sale of MUSE® (alprostadil), a first-generation therapy for the treatment of erectile dysfunction, or ED. Current investigational drug candidates in development will encompass patented proprietary formulations and novel delivery systems. Investigational drug candidates may be developed by seeking new indications for previously approved pharmaceutical drugs.

        At December 31, 2011, the Company's accumulated deficit was approximately $346.3 million. Based on current plans, management expects to incur further losses for the foreseeable future. Management believes that the Company's cash, cash equivalents, and available-for-sale securities at December 31, 2011 will be sufficient to meet the Company's obligations at least through 2012. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance its future cash needs primarily through proceeds from equity or debt financing, loans and collaborative agreements with corporate partners. Management has evaluated all events and transactions that occurred after December 31, 2012 up through the date these consolidated financial statements were filed. There were no events or transactions occurring during this subsequent event reporting period which require recognition in these consolidated financial statements. The Company operates in a single segment, the development and commercialization of novel therapeutic products.

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

Principles of Consolidation

        The consolidated financial statements include the accounts of VIVUS, Inc., and its wholly owned subsidiaries: VIVUS Real Estate LLC, VIVUS International Limited, VIVUS U.K. Limited and VIVUS B.V. Limited. All significant intercompany transactions and balances have been eliminated in consolidation. On December 31, 2005, VIVUS U.K. Limited became a dormant company. On March 20, 2008, VIVUS International Limited was dissolved. The Company acquired 100% of the outstanding shares of Deerfield ED Corp., a Delaware corporation, on November 5, 2010. Deerfield ED Corp. was dissolved on December 9, 2010. On July 22, 2011, VIVUS Real Estate LLC was cancelled.

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

Cash and Cash Equivalents

        The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At December 31, 2011, all cash equivalents are invested in money market funds and U.S. Treasury securities. These accounts are recorded at fair value.

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

        As of December 31, 2011 and 2010, the temporary unrealized gains (losses) on cash, cash equivalents and available-for-sale securities, net of tax, were included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

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

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and available-for-sale-securities. The Company has established guidelines to limit its exposure to credit risk by placing investments with a number of high credit quality institutions, in U.S. Treasury securities or diversifying its investment portfolio and placing investments with maturities that maintain safety and liquidity within the Company's liquidity needs.

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

        Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to an estimate of undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. The Company believes the future cash flows to be received from the long-lived assets will exceed the assets' carrying value, and accordingly the Company has not recognized any impairment losses through December 31, 2011.

Fair Value

        Financial Instruments Measured at Fair Value.    Cash and cash equivalents and available-for-sale financial instruments are carried at fair value and the Company makes estimates regarding valuation of these assets measured at fair value in preparing the consolidated financial statements.

        Fair Value Measurement—Definition and Hierarchy.    ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

        Valuation Technique.    ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. ASC 820 prescribes three valuation techniques that shall be used to measure fair value as follows:

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

        In addition to the three valuation techniques, ASC 820 prescribes a fair value hierarchy in order to increase consistency and comparability in fair value measurements and related disclosures. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

        These types of instruments have included certain corporate bonds, mortgage-backed securities and asset-backed securities. The Company had no Level 3 securities at December 31, 2011. Level 3 is comprised of unobservable inputs that are supported by little or no market activity. These instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable. Level 3 may still include some observable inputs such as yield spreads derived from markets with limited activity. Level 3 financial assets include securities for which there is limited market activity such that the determination of fair value requires significant judgment or estimation.

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

  Fair Value Measurements

        As of December 31, 2011, the Company's cash and cash equivalents and available-for-sale securities measured at fair value on a recurring basis totaled $146.8 million. All of the Company's cash and cash equivalents and available-for-sale securities are cash, money market instruments and U.S. Treasury securities and these are classified as Level 1. The valuation techniques used to measure the fair values of these financial instruments were derived from quoted market prices, as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exists. The Company's valuation techniques used to measure the fair value of money market funds were derived from quoted market prices as active markets for these instruments exist. Investments in marketable securities are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs derived from or corroborated by observable market data to models that vary by asset class. There were no assets or liabilities where Level 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

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

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

Share-Based Payments

        The Company follows the fair value method of accounting for share-based compensation arrangements in accordance with SFAS 123R, Share-Based Payment, as codified in FASB ASC topic 718, Compensation—Stock Compensation, or ASC 718. Compensation expense is recognized, using a fair-value based method, for all costs related to share-based payments including stock options and restricted stock units and stock issued under the employee stock purchase plan. The Company estimates the fair value of share-based payment awards on the date of the grant using an option-pricing model. The fair value of each option award is estimated on the grant date using a Black-Scholes option-pricing model. Prior to January 1, 2008, the Company calculated the estimated life of stock options granted using a "simplified" method, which is based on the average of the vesting term and the term of the option, as a result of guidance from the SEC, as contained in Staff Accounting Bulletin No. 107 permitting the initial use of this method. Effective January 1, 2008, the expected term, which represents the period of time that options granted are expected to be outstanding, is derived by analyzing the historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. Expected volatilities are estimated using the historical share price performance over the expected term of the option. The Company also considers other factors such as its planned clinical trials and other company activities that may affect the volatility of VIVUS' stock in the future but determined that at this time, the historical volatility was more indicative of expected future stock price volatility. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Black-Scholes Model also requires a single expected dividend yield as an input. The Company does not anticipate paying any dividends in the near future. The Company develops pre-vesting forfeiture assumptions based on an analysis of historical data.

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

        The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company's analysis of all available evidence, both positive and negative, as of December 31, 2011, it was considered more likely than not that the Company's deferred tax assets would not be realized. However, should there be a change in the Company's ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it will recover its deferred tax assets.

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

        The computation of basic and diluted net income (loss) per share for the years ended December 31, 2011, 2010 and 2009 are as follows:

	2011	2010	2009
	(In thousands, except per share data)
Net loss	$(46,140)	$(66,065)	$(54,291)

Net loss per share—basic	$(0.55)	$(0.82)	$(0.75)
Effect of dilutive securities	—	—	—

Net loss per share—diluted	$(0.55)	$(0.82)	$(0.75)

Shares used in the computation of net loss per share—basic and diluted	84,392	81,017	72,779

        As the Company recognized a net loss from continuing operations for the years ended December 31, 2011, 2010 and 2009, 5,357,000, 4,384,000 and 3,333,000 potentially dilutive options outstanding were not included in the computation of diluted net loss, respectively, because the effect would have been anti-dilutive.

Recent Accounting Requirements

        In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Topic 820, Fair Value Measurement. ASU No. 2011-04 issues additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

        In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in the financial statements. ASU No. 2011-05 gives businesses two options for presenting other comprehensive income (OCI), which until now has typically been placed near the statement of shareholder's equity. An OCI statement can be included with the net income statement, and together the two will make a statement of total comprehensive income. Alternatively, businesses can have an OCI statement separate from a net income statement, but the two statements will have to appear consecutively within a financial report. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The Company has elected to adopt ASU 2011-05, as amended by ASU 2011-12,

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

beginning with the quarter ended December 31, 2011. The adoption did not have a material effect on the Company's consolidated financial statements.

Note 2. Cash, Cash Equivalents and Available-for-Sale Securities

        The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at December 31, 2011 and 2010 are presented in the tables that follow.

        As of December 31, 2011 (in thousands):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$38,547	$38,547	$—	$—
U.S. Treasury securities	1,007	1,007	$—	$—

Total cash and cash equivalents	$39,554	$39,554	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$107,257	$107,282	$27	$(2)

Total available-for-sale securities	$107,257	$107,282	$27	$(2)

        As of December 31, 2010 (in thousands):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$37,216	$37,216	$—	$—

Total cash and cash equivalents	$37,216	$37,216	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$101,966	$101,970	$12	$(8)

Total available-for-sale securities	$101,966	$101,970	$12	$(8)

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Cash, Cash Equivalents and Available-for-Sale Securities (Continued)

        The following table summarizes the Company's available-for-sale securities by the contractual maturity date as of December 31, 2011 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$107,257	$107,282

	$107,257	$107,282

        The following table summarizes the net realized gains (losses) on available-for-sale securities for the periods presented (in thousands):

	Years Ended December 31,
	2011	2010	2009
Realized gains	$—	$5	$1,637
Realized losses	—	—	(552)

Net realized gains	$—	$5	$1,085

        In the ordinary course of business, the Company may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

        The following table summarizes the Company's sale or paydowns of fixed income securities which resulted in net realized gains and losses as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Sale or paydowns	$—	$28,487	$24,387

Net realized gains	$—	$5	$1,085

        At December 31, 2011, the Company had the following available-for-sale securities that were in an unrealized loss position (in thousands):

	Less Than 12 Months
December 31, 2011	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	$(2)	$14,336

Total	$(2)	$14,336

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

        The gross unrealized losses reported above for December 31, 2011 and 2010 were primarily caused by general fluctuations in market interest rates from the respective purchase date of these securities through the end of those periods.

        At December 31, 2011, all available-for-sale securities were invested in U.S. Treasuries. As the Company presently does not intend to sell its debt securities and believes it will not likely be required to sell the securities that are in an unrealized loss position before recovery of their amortized cost, the Company does not consider these securities to be other-than-temporarily impaired.

Fair Value Measurements

        The following fair value hierarchy tables present information about the Company's assets (cash and cash equivalents and available-for-sale securities) measured at fair value on a recurring basis as of December 31, 2011 (in thousands):

	Basis of Fair Value Measurements
	Balance at December 31, 2011	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$38,547	$38,547	$—	$—
U.S. Treasury securities	1,007	1,007	—	—

Total cash and cash equivalents	$39,554	$39,554	$—	$—

	Basis of Fair Value Measurements
	Balance at December 31, 2011	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$107,282	$107,282	$—	$—

Total available-for-sale securities	$107,282	$107,282	$—	$—

Reported as:
Cash and cash equivalents	$39,554
Available-for-sale securities	107,282

Total	$146,836

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

Note 3. Discontinued Operations

        On October 1, 2010, the Company entered into a definitive Asset Purchase Agreement with Meda AB, or Meda, to sell certain rights and assets related to MUSE, transurethral alprostadil, for the treatment of erectile dysfunction, or the MUSE Transaction. Meda had been the Company's European distributor of MUSE since 2002. The assets sold in the MUSE Transaction include the U.S. and foreign MUSE patents, existing inventory, and the manufacturing facility located in Lakewood, New Jersey. The Company retained all of the liabilities associated with the pre-closing operations and products of the MUSE business and the accounts receivables for pre-closing MUSE sales. The transaction closed on November 5, 2010. Prior to the closing of the MUSE Transaction, the Company terminated all of the rights to MUSE and avanafil held by Deerfield Management Company, L.P. and affiliates and by Crown Bank, N. A. as collateral to the Company's note payable (see Note 6: "Notes Payable"). Under the terms of the MUSE Transaction, the Company received an upfront payment of $22 million upon the closing and is eligible to receive an additional $1.5 million based on future sales of MUSE, provided that certain sales milestones are reached. The Company recognized a gain of $13.7 million for the year ended December 31, 2010 from the MUSE sale. Meda is now responsible for the manufacturing, selling and marketing of MUSE. Meda also assumed all post-closing expenses and liabilities associated with MUSE. The Company has agreed not to develop, manufacture or sell any transurethral erectile dysfunction drugs for a period of three years following the closing of the MUSE Transaction.

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

        The following table presents the major classes of assets and liabilities that have been presented as assets and liabilities of discontinued operations in the consolidated balance sheets (in thousands):

	December 31, 2011	December 31, 2010
ASSETS
Trade accounts receivable, net	$—	$6

Total current assets of discontinued operations	—	6

	December 31, 2011	December 31, 2010
LIABILITIES
Accounts payable	$17	$211
Accrued product returns	1,623	2,598
Accrued chargeback reserve	—	472
Accrued employee compensation and benefits	—	47
Accrued and other liabilities	—	184

Total current liabilities of discontinued operations	$1,640	$3,512

        The extinguishment of the largest liability of the discontinued operations, accrued product returns, will be settled in accordance with the returns policy by cash payments made to former customers for the return of expired MUSE product sold by VIVUS. The return window for expired MUSE product will end in 2013.

        The following table presents summarized results of operations for the discontinued operations presented in the consolidated statements of operations and comprehensive loss (in thousands):

	Years Ended December 31,
	2011	2010	2009
Total revenues	$595	$13,311	$18,646

Operating income (loss)	$886	$(3,902)	$(602)

Income (loss) before provision (benefit) for income taxes	$886	$9,398	$(967)

Net income (loss) from discontinued operations	$886	$9,369	$(906)

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Discontinued Operations (Continued)

        In the year ended December 31, 2011, the Company recorded adjustments resulting in net income from discontinued operations including adjustments to its sales reserves for accrued product returns and accrued chargebacks totaling $595,000. In addition, it received a $318,000 MUSE-related PDUFA filing fee refund.

Note 4. Inventories

        Inventory balances as of December 31, 2011 and 2010, respectively, consist of (in thousands):

	2011	2010
Raw materials	$3,107	$3,225

        The raw materials balance at December 31, 2011 and 2010 consists of the active pharmaceutical ingredients for Qnexa.

        The Company has made and anticipates in future periods that it will scale-up and make commercial quantities of certain of its product candidates prior to the date it anticipates that such products will receive final Food and Drug Administration, or FDA, approval in the U.S. or European Medicines Agency approval in the European Union (i.e., pre-launch inventories). Pre-launch inventories are included on the consolidated balance sheets once the product under review has attained a stage in the development process of having been subject to a Phase 3 clinical trial or its equivalent, or if a regulatory filing has been made for licensure for marketing the product and the product has a well characterized manufacturing process. Periodic stability testing is performed on the raw materials inventory. An impairment analysis of the raw materials inventory was performed as of December 31, 2011 and the Company believes that the raw materials inventory is not impaired as of that date.

Note 5. Property and Equipment

        Property and equipment as of December 31, 2011 and 2010, respectively, consist of (in thousands):

	2011	2010
Computers and software	$673	$541
Furniture and fixtures	413	413
Manufacturing equipment	117	48
Leasehold improvements	272	272

	1,475	1,274
Accumulated depreciation	(1,155)	(1,053)

Property and equipment, net	$320	$221

Note 6. Notes Payable

Deerfield Financing

        Pursuant to the agreements the Company entered into on April 3, 2008, with Deerfield Management Company, L.P., or Deerfield, a healthcare investment fund, and its affiliates, Deerfield Private Design Fund L.P. and Deerfield Private Design International, L.P. (collectively, the Deerfield

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Notes Payable (Continued)

Affiliates), certain of which were amended and restated on March 16, 2009, which included the addition of Deerfield PDI Financing L.P. as a Deerfield Affiliate, the Company, in preparation for the closing of the MUSE Transaction, exercised its option right and on October 21, 2010 paid $27.1 million in satisfaction of all of its financial obligations. All the security interests in the collateral related to MUSE and avanafil held by the Deerfield Affiliates were terminated. The payoff of the Deerfield loan resulted in a loss on the early extinguishment of debt of $6 million which was recognized in the fourth quarter of 2010.

Crown Bank N.A. Loan

        Pursuant to the agreements the Company entered into on January 4, 2006, with Crown Bank N. A., or Crown, on October 15, 2010, in preparation for the closing of the MUSE Transaction, the Company paid $4.8 million to Crown in satisfaction of all obligations owed to Crown. As a result, the security interests and Certificate of Deposit held by Crown were terminated in favor of the Company.

Note 7. Stockholders' Equity

Common Stock

        The Company is authorized to issue 200 million shares of common stock. As of December 31, 2011 and 2010, there were 88,975,000 and 81,568,000 shares, respectively, issued and outstanding.

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

        On July 14, 2010, the Company filed a Form S-8 (File Number 333-168106) with the SEC registering 16,615,199 shares of common stock, par value $0.001 per share, to be issued pursuant to the 2010 Equity Incentive Plan, and registering 400,000 shares of common stock, par value $0.001 per share, to be issued pursuant to the Stand-Alone Stock Option Agreement with Michael P. Miller, the Company's Senior Vice President and Chief Commercial Officer.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Stockholders' Equity (Continued)

        On August 1, 2011, the Company filed a Form S-8 (File Number 333-175926) with the SEC registering 600,000 shares of common stock, par value $0.001 per share, under the 1994 Employee Stock Purchase Plan, as amended, or 1994 ESPP.

        On August 24, 2011, the Company closed on the sale of a total of 6,889,098 shares of its common stock, at a price of $6.65 per share, pursuant to a previously-reported securities purchase agreement entered into on August 23, 2011 with certain investors in connection with a registered direct offering of the Company's common stock, or the Offering. Gross proceeds to the Company from the sale of the common stock in the Offering totaled approximately $45.8 million before deduction of approximately $529,000 in fees and expenses related to the Offering. All of the shares of common stock were offered pursuant to an effective shelf registration statement on Form S-3ASR (Registration No. 333-161948), including the prospectus dated September 16, 2009 contained therein.

Preferred Stock

        The Company is authorized to issue 5 million shares of undesignated preferred stock with a par value of $1.00 per share. As of December 31, 2011 and 2010, there were no preferred shares issued or outstanding. The Company may issue shares of preferred stock in the future, without stockholder approval, upon such terms as the Company's management and Board of Directors may determine.

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

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Stock Option and Purchase Plans

Stock Option Plan

        On March 29, 2010, the Company's Board of Directors terminated the 2001 Stock Option Plan. In addition, the Board of Directors adopted and approved a new 2010 Equity Incentive Plan, or the 2010 Plan, with 32,000 shares remaining reserved and unissued under the 2001 Plan, subject to the approval of the Company's stockholders. The 2001 Plan, however, continues to govern awards previously granted under it. On June 25, 2010, the Company's stockholders approved the 2010 Plan at the Company's 2010 Annual Meeting of Stockholders. The 2010 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to employees, directors and consultants, to be granted from time to time as determined by the Board of Directors, the Compensation Committee of the Board of Directors, or its designees. The term of the option is determined by the Board of Directors on the date of grant but shall not be longer than 10 years. Options under this plan generally vest over four years, and all options expire after 10 years. The 2010 Plan's share reserve, which the stockholders approved, is 8,400,000 shares, plus any shares reserved but not issued pursuant to awards under the 2001 Plan as of the date of stockholder approval, or 99,975 shares, plus any shares subject to outstanding awards under the 2001 Plan that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company, up to a maximum of 8,111,273 shares (which was the number of shares subject to outstanding options under the 2001 Plan as of March 11, 2010). Awards exercisable for 1,289,790 shares were granted in the year ended December 31, 2011 pursuant to the 2010 Plan.

        On April 30, 2010, the Company's Board of Directors granted an option to purchase 400,000 shares of the Company's common stock, or the Inducement Grant, to Michael P. Miller, the Company's Senior Vice President and Chief Commercial Officer. The Inducement Grant was granted outside of the Company's 2010 Plan and without stockholder approval pursuant to NASDAQ Listing Rule 5635(c)(4) and is subject to the terms and conditions of the Stand-Alone Stock Option Agreement between the Company and Michael P. Miller.

        A summary of stock option award activity under these plans is as follows:

	Years Ended December 31,
	2011		2010		2009
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Balance at beginning of year	7,919,013	$5.71	7,553,776	$4.74	6,107,304	$4.80
Options:
Granted	1,289,790	$8.72	1,729,135	$9.37	2,132,382	$4.62
Exercised	(482,172)	$4.88	(982,594)	$4.34	(491,134)	$4.79
Cancelled	(151,197)	$8.32	(381,304)	$6.66	(194,776)	$5.01

Balance at end of year	8,575,434	$6.17	7,919,013	$5.71	7,553,776	$4.74

Exercisable at end of year	6,120,210	$5.38	5,171,827	$4.82	4,493,391	$4.63

Weighted average grant-date fair value of options granted during the year		$5.91		$5.74		$2.72

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Stock Option and Purchase Plans (Continued)

Summary of Stock Options

        At December 31, 2011, stock options were outstanding and exercisable as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2011	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable December 31, 2011	Weighted- Average Exercise Price
$2.95 - $4.25	3,778,886	5.3 years	$4.05	3,377,094	$4.03
$4.40 - $8.74	3,307,548	6.6 years	$7.12	2,015,546	$6.21
$8.91 - $10.19	1,489,000	8.2 years	$9.41	727,570	$9.34

$2.95 - $10.19	8,575,434	6.3 years	$6.17	6,120,210	$5.38

        The aggregate intrinsic value of outstanding options as of December 31, 2011 was $31 million, of which $26.8 million related to exercisable options.

        At December 31, 2011, 7,373,031 options remain available for grant. On January 27, 2012, the Company granted 1,373,359 of these options. During the year ended December 31, 2011, in accordance with the terms of the 2010 Plan, the Company transferred a net total of 70,579 expired plan shares to the 2010 Plan.

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

        On June 17, 2011, the Company's stockholders approved amendments to the Company's 1994 ESPP to increase the number of shares reserved for issuance under the 1994 ESPP by 600,000 shares to a new total of 2,000,000, to remove the Plan's 20-year term, and to include certain changes consistent with Treasury Regulations relating to employee stock purchase plans under Section 423 of the Internal Revenue Code of 1986, as amended, and other applicable law.

        As of December 31, 2011, 1,363,255 shares have been issued to employees and there are 636,745 shares available for issuance under the Employee Stock Purchase Plan. The weighted average fair value of shares issued under the Stock Purchase Plan in 2011, 2010 and 2009 was $3.21, $3.60 and $2.34 per share, respectively.

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

        Total estimated share-based compensation expense, related to all of the Company's share-based awards, recognized for the years ended December 31, 2011, 2010 and 2009 was comprised as follows (in thousands, except per share data):

	2011	2010	2009
Continuing Operations:
Research and development	$1,917	$1,204	$921
General and administrative	5,436	5,239	3,006

	7,353	6,443	3,927

Discontinued Operations:
Cost of goods sold and manufacturing	—	810	688
Selling, general and administrative	—	160	176

	—	970	864

Share-based compensation expense before taxes	7,353	7,413	4,791
Related income tax benefits	—	—	—

Share-based compensation expense, net of taxes	$7,353	$7,413	$4,791

Net share-based compensation expense, per common share:
Basic and diluted	$0.09	$0.09	$0.07

        The following table summarizes stock-based compensation, net of estimated forfeitures associated with each type of award (in thousands):

	2011	2010	2009
Share-based compensation, net of taxes:
Stock options	$7,259	$7,272	$4,610
Employee stock purchase plan	94	141	181

	$7,353	$7,413	$4,791

        As of December 31, 2011, unrecognized estimated compensation expense totaled $5.1 million related to non-vested stock options and $28,000 related to the employee stock purchase plan. The weighted average remaining requisite service period of the non-vested options was 1.1 years and of the employee stock purchase plan was 4.5 months.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Stock Option and Purchase Plans (Continued)

  Valuation Assumptions

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	2011	2010	2009
Expected life (in years)	5.93	5.82	5.67
Volatility	77.46%	67.72%	65.49%
Risk-free interest rate	2.59%	2.59%	2.14%
Dividend yield	—	—	—

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

        On October 16, 2001, the Company entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational drug candidate development program for Qnexa for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to the Company with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, the Company has paid a total of $220,000 to Dr. Najarian through December 31, 2011 and has issued him options to purchase 40,000 shares of our common stock. The Company is obligated under the terms of the Assignment Agreement

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Agreements (Continued)

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

Note 10. Commitments

Lease Commitments

        In November 2006, the Company entered into a 30-month lease for its corporate headquarters located in Mountain View, California. On December 16, 2008, November 12, 2009, December 3, 2010 and February 14, 2012, we entered into a first, second, third and fourth amendment, respectively, to this lease. Under the fourth amendment to the lease, the average base rent for the current premises is set at $2.50 per square foot or $45,015 per month. The fourth amendment also extended the lease term for the current premises for a period of twelve months commencing August 1, 2012 and terminating July 31, 2013 and provided us one additional option to extend the term of the Lease of the current premises for one year from the expiration of the Lease. In addition, the fourth amendment included a new lease on an additional 4,914 square feet of office space located at 1174 Castro Street, Mountain View, California, or the Expansion Space, which is adjacent to the Company's corporate headquarters. The average base rent for the Expansion Space is approximately $2.75 per square foot or $13,513 per month. The new lease for the Expansion Space has a term of 60 months commencing on March 15, 2012, with an option to extend the term for one year from the expiration of the new lease.

        Future minimum lease payments under operating leases at December 31, 2011 were as follows (in thousands):

2012	$406

        Rent expense under operating leases in fiscal 2011, 2010 and 2009 was as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Rent expense	$671	$676	$531

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Commitments (Continued)

Other Agreements

        Commitments under other agreements at December 31, 2011 were as follows (in thousands):

Clinical consultants and clinical research organizations	$6,442
General and administrative services agreements	2,907
Leland F. Wilson's employment agreement	1,479
Research consultants and other contractors	4,218
MTPC (avanafil product testing and finished goods)	8,108

Total	$23,154

        On December 19, 2007, the Compensation Committee of the Board of Directors of the Company approved an employment agreement, or the Employment Agreement, with Leland F. Wilson, the Company's President and Chief Executive Officer. The Employment Agreement includes salary, incentive compensation, retirement benefits and length of employment, among other items, as agreed to with Mr. Wilson. The Employment Agreement had an initial term of two years commencing on the effective date, June 1, 2007, or the Effective Date. On January 23, 2009, the Compensation Committee approved an amendment to the Employment Agreement, or the Amendment, which amends the Employment Agreement. Pursuant to the Amendment, the initial term of the Employment Agreement was increased from two to three years commencing on June 1, 2007 and other relevant dates were also extended to reflect the three-year initial term. On January 21, 2011, the Compensation Committee approved the second amendment to Mr. Wilson's Employment Agreement. Pursuant to the second amendment, the initial term of the Employment Agreement is increased to four years commencing on June 1, 2007. As neither party provided notice of termination, the Employment Agreement was automatically extended for an additional one-year term commencing on June 1, 2011. On January 27, 2012, the Compensation Committee approved the third amendment to the Employment Agreement which increased the initial term of the Employment Agreement from four (4) to five (5) years commencing on June 1, 2007.

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

        On May 15, 2007, the Company closed its transaction with K-V Pharmaceutical Company, or K-V, for the sale of its investigational drug candidate, Evamist. At the time of the sale, Evamist was an investigational drug candidate and was not yet approved by the U. S. Food and Drug Administration, or FDA, for marketing. Pursuant to the terms of the Asset Purchase Agreement for the sale of the Evamist product to K-V, the Company made certain representations and warranties concerning its rights and assets related to Evamist and the Company's authority to enter into and consummate the transaction. The Company also made certain covenants that survive the closing date of the transaction,

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Commitments (Continued)

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

Note 11. Income Taxes

        Deferred income taxes result from differences in the recognition of expenses for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's deferred income tax assets as of December 31, 2011 and 2010 are as follows (in thousands):

	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$107,241	$85,518
Research and development credit carry forwards	14,468	14,120
Accruals and other	13,197	10,073
Depreciation	790	3,393

	135,696	113,104
Valuation allowance	(135,696)	(113,104)

Total	$—	$—

        The net increase in the valuation allowance for the years ended December 31, 2011, 2010 and 2009 was $22.6 million, $22.1 million and $23.7 million, respectively. As of December 31, 2011, the Company had no significant deferred tax liabilities.

        For federal and state income tax reporting purposes, respective net operating loss, or NOL, carryforwards of approximately $285.8 million and $132.9 million are available to reduce future taxable income, if any. ASC 718 prohibits recognition of a deferred income tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income taxes payable.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Income Taxes (Continued)

Post-adoption of ASC 718, the unrecognized deferred tax benefits totaled $2.9 million, of which $81,000 have been accounted for as a credit to additional paid-in capital, as they have been realized through a reduction in income taxes payable. For federal and state income tax reporting purposes, respective credit carryforwards of approximately $13.1 million and $2 million are available to reduce future taxable income, if any. These net operating loss and tax credit carryforwards, except for the California research and development credit, expire on various dates through 2031. The California research and development credits do not expire. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interest. Utilization of our net operating loss and tax credit carryforwards may be subject to substantial annual limitations provided by the Internal Revenue Code and similar state provisions to the extent certain ownership changes are deemed to occur. Such an annual limitation could result in the expiration of the net operating losses and credit carryforwards before utilization. The net operating loss and credit carryforwards reflected above have not been reduced by any limitations. To the extent it is determined upon completion of the analysis that such limitations do apply, the Company will adjust the net operating loss and credit carryforwards accordingly.

        The (benefit)/provision for income taxes is based upon (loss)/income from continuing operations before (benefit)/provision for income taxes as follows, for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Loss before income taxes:
Domestic	$(46,836)	$(75,425)	$(55,764)
International	—	—	—

Loss before taxes	$(46,836)	$(75,425)	$(55,764)

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Income Taxes (Continued)

        The (benefit)/provision for income taxes consists of the following components for the years ended December 31, 2011, 2010 and 2009 (in thousands):

        Continuing Operations:

	2011	2010	2009
Current
Federal	$—	$—	$(2,380)
State	190	9	1
Foreign	—	—	—

Total current (benefit)/provision for income taxes	$190	$9	$(2,379)

Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total deferred benefit for income taxes	$—	$—	$—

Total (benefit)/provision for income taxes from continuing operations	$190	$9	$(2,379)

        Discontinued Operations:

	2011	2010	2009
Total (benefit)/provision for income taxes from discontinued operations	$—	$29	$(61)

        A reconciliation between the U.S. federal statutory tax rate and the Company's effective tax rate from continuing operations is as follows, for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Tax at U.S. federal statutory rate	(35)%	(35)%	(35)%
Change in valuation allowance	38	35	39
Permanent items	1	1	1
Extinguishment of debt	—	3	—
Tax credits	(4)	(4)	(5)
Refund of prior taxes	—	—	(4)

Effective tax rate	0%	0%	(4)%

        The total gross unrecognized tax benefits as of December 31, 2011 is $1.2 million and relates to state tax exposures, of which $160,000 would affect the effective tax rate if recognized.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits in 2011 and 2010 is as follows (in thousands):

	2011	2010	2009
Unrecognized tax benefits as of January 1	$1,171	$—	$—
Gross increase for tax positions of prior years	44	1,171	—
Gross decrease for tax positions of prior years	—	—	—
Gross increase for tax positions of current year	—	—	—
Gross decrease for tax positions of current year	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits balance at December 31	$1,215	$1,171	$—

        The total unrecognized tax benefits as of December 31, 2011 of $1.2 million includes approximately $1.1 million of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining balance recorded on the Company's consolidated balance sheets as of December 31, 2011 and 2010 is as follows (in thousands):

	2011	2010
Total unrecognized tax benefits	$1,215	$1,171
Amounts netted against deferred tax assets	(1,055)	(1,164)

Unrecognized tax benefits recorded on consolidated balance sheets	$160	$7

        As of January 1, 2011, the Company had accrued $1,000 for payment of interest and penalties related to unrecognized tax benefits. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. During 2011, $32,000 of interest was recognized.

        Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the U.S., California and New Jersey. The Company's income tax return for the year ended December 31, 2007 is currently under examination by the California Franchise Tax Board. Based on the progress of the audit to date, the Company believes adjustments may be made in early years that will reduce tax attributes available to offset tax due in 2007. Therefore, the Company has increased their unrecognized tax benefits to $160,000 for the year ended December 31, 2011.

        The Company's income tax return for the years ended December 31, 2007 and 2008 are currently under examination by the Internal Revenue Service. The Company is awaiting the final report from the IRS and does not expect adverse results. The Company is currently under examination by the State of New Jersey for the years ended December 31, 2007 through 2009. Because the Company used net operating loss carryforwards and other tax attributes to offset its taxable income in on its 2007 income tax returns for U.S. Federal and California, such attributes can be adjusted by these taxing authorities until the statute closes on the year in which such attributes were utilized. Tax years 1991 to 2010

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Income Taxes (Continued)

remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

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

Note 12. Concentration of Suppliers

        The Company relies on third party sole-source manufacturers to produce its clinical trial materials and raw materials. Third party manufacturers may not be able to meet the Company's needs with respect to timing, quantity or quality. Several of the Company's manufacturers are sole-source manufacturers where no alternative suppliers exist.

        During the year ended December 31, 2011, the Company did not have any third party clinical research organizations, or CROs, who accounted for ten percent or more of total research and development expenses. In the years ended December 31, 2010 and 2009, the Company incurred the following expenses for work performed by its CROs for Qnexa Phase 3 and avanafil Phase 3 studies and for clinical supplies and formulation work provided by its third party manufacturer (in thousands):

	2010	2009
Qnexa Phase 3 studies CRO	$7,814	$19,130
Avanafil Phase 3 studies CRO	$8,150	$16,950
Clinical supplies and formulation work	$4,909	$7,836

        The expenses above accounted for ten percent or more of total research and development expenses as shown below:

	2010	2009
Qnexa Phase 3 studies CRO	20%	27%
Avanafil Phase 3 studies CRO	20%	24%
Clinical supplies and formulation work	12%	11%

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. 401(k) Plan

        All of the Company's full-time employees are eligible to participate in the VIVUS 401(k) Plan. The employer-matching portion of the 401(k) plan began on July 1, 2000. Employer-matching contributions for the years ended December 31, 2011, 2010 and 2009 were as follows (in thousands):

	2011	2010	2009
Continuing Operations:
Research and development	$75	$90	$92
General and administrative	106	105	63

	181	195	155

Discontinued Operations:
Cost of goods sold and manufacturing	—	121	122
Selling, general and administrative	—	37	40

	—	158	162

Total 401(k) Plan employer-matching contributions	$181	$353	$317

Note 14. Legal Matters

  Securities Related Class Action Lawsuits

        The Company and two of its officers are defendants in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. CV10-4957 PJH, pending in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleges violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company's clinical trials and New Drug Application, or NDA, for Qnexa as a treatment for obesity. In his Amended Class Action Complaint filed April 4, 2011, the plaintiff alleged generally that the defendants misled investors regarding the prospects for Qnexa's NDA approval, and the drug's efficacy and safety. On June 3, 2011, the defendants filed a motion to dismiss, which was heard by the Honorable Phyllis J. Hamilton on October 12, 2011. At the hearing, Judge Hamilton ruled from the bench and granted the defendants' motion to dismiss, with leave to amend. Judge Hamilton also issued an order on October 13, 2011, which confirmed her ruling at the hearing. On November 9, 2011, plaintiff filed his Second Amended Class Action Complaint, again generally alleging that the defendants misled investors regarding the prospects for Qnexa's NDA approval, and Qnexa's efficacy and safety. On November 23, 2011, Judge Hamilton granted a stipulation and order requiring defendants' motion to dismiss to be filed on or before December 30, 2011, plaintiffs opposition to defendants' motion to dismiss to be filed on or before February 22, 2012 and defendants' reply to plaintiff's opposition to be filed on or before March 30, 2012. The hearing on defendants' motion to dismiss is noticed for April 18, 2012. Pending the outcome of defendants' motion to dismiss, discovery will continue to be stayed.

        Additionally, the Company's directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV 10-05271 PJH, also pending in the same federal court. In the plaintiff's Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in Kovtun. The parties have agreed to stay the litigation pending resolution of the defendants' second

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Legal Matters (Continued)

motion to dismiss in Kovtun. The Company's directors are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. As with the federal derivative litigation, the parties have agreed to stay these consolidated actions pending resolution of the second motion to dismiss in Kovtun.

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

Note 15. Subsequent Events (Unaudited)

        On February 14, 2012, VIVUS, Inc., or the Company, entered into an amendment, or the Lease Amendment, to that certain lease dated November 1, 2006 for the Company's corporate headquarters located in Mountain View, California, or the Lease. Pursuant to the Lease Amendment, the average base rent for the current premises is set at $2.50 per square foot or $45,015 per month. The Lease Amendment also extended the lease term for the current premises for a period of twelve months commencing August 1, 2012 and terminating July 31, 2013 and provided the Company one additional option to extend the term of the Lease of the current premises for one year from the expiration of the Lease. In addition, the Lease Amendment included a new lease on an additional 4,914 square feet of office space located at 1174 Castro Street, Mountain View, California, or the Expansion Space, which is adjacent to the Company's corporate headquarters. The average base rent for the Expansion Space is approximately $2.75 per square foot or $13,513 per month. The new lease for the Expansion Space has a term of 60 months commencing on March 15, 2012, with an option to extend the term for one year from the expiration of the new lease.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Selected Financial Data (Unaudited)

Selected Quarterly Financial Data (in thousands)

	Quarter Ended,
	March 31	June 30	September 30	December 31
2011
Operating expenses	$9,908	$16,338	$8,941	$11,889
Net loss from continuing operations	$(9,867)	$(16,304)	$(8,812)	$(12,043)
Net income from discontinued operations	$14	$107	$185	$580
Basic and diluted net income (loss) per share:
Continuing operations	$(0.12)	$(0.20)	$(0.10)	$(0.14)
Discontinued operations	$0.00	$0.00	$0.00	$0.01
2010
Operating expenses	$15,375	$20,326	$16,815	$13,111
Net loss from continuing operations	$(16,609)	$(21,570)	$(18,136)	$(19,119)
Net income (loss) from discontinued operations	$(2,209)	$(1,187)	$157	$12,608
Basic and diluted net income (loss) per share:
Continuing operations	$(0.21)	$(0.27)	$(0.22)	$(0.23)
Discontinued operations	$(0.02)	$(0.01)	$0.00	$0.15

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

	Balance at Beginning of Period	Charged to Operations	Charges Utilized		Balance at End of Period
Allowance for Doubtful Accounts
Fiscal year ended December 31, 2009	$23	$45	$(41)		$27
Fiscal year ended December 31, 2010	27	(7)	(20)		—
Fiscal year ended December 31, 2011	—	—	—		—
Inventory Reserve
Fiscal year ended December 31, 2009	1,445	224	(95	)(1)	1,574
Fiscal year ended December 31, 2010	1,574	(353)	(1,221	)(2)	—
Fiscal year ended December 31, 2011	—	—	—		—
Accrued Product Returns
Fiscal year ended December 31, 2009	2,865	1,425	(1,264)		3,026
Fiscal year ended December 31, 2010	3,026	906	(1,334)		2,598
Fiscal year ended December 31, 2011	2,598	(317)	(658)		1,623
Accrued Chargebacks Reserve
Fiscal year ended December 31, 2009	1,379	4,538	(4,300)		1,617
Fiscal year ended December 31, 2010	1,617	3,103	(4,248)		472
Fiscal year ended December 31, 2011	$472	$(278)	$(194)		$—

(1)
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

        (b.)  Changes in internal controls. None.

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

        Management has used the framework set forth in the report entitled Internal Control-Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company's internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011. OUM & Co. LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011. This report, which expresses an unqualified opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2011, is included herein.

        There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is hereby incorporated by reference from the information under the captions "Election of Directors" and "Executive Officers" contained in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its 2012 Annual Meeting of Stockholders. The information required by Section 16(a) is incorporated by reference from the information under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans Approved by Stockholders

        Information about our equity compensation plans at December 31, 2011 that were approved by our stockholders was as follows:

Plan Category	Number of Shares to be issued Upon Exercise of Outstanding Options and Rights(a)	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(c)
Equity compensation plans approved by stockholders	8,175,434	$5.97	8,009,776
Equity compensation plans not approved by stockholders(b)	400,000	$10.19	—

Total	8,575,434	$6.17	8,009,776

(a)
Consists of three plans: our 1994 Stock Option Plan, our 2001 Stock Option Plan and our 2010 Stock Option Plan.

(b)
On April 30, 2010, the Company's Board of Directors granted an option to purchase 400,000 shares of the Company's common stock, or the Inducement Grant, to Michael P. Miller, the Company's Senior Vice President and Chief Commercial Officer. The Inducement Grant was granted outside of the Company's 2010 Plan and without stockholder approval pursuant to NASDAQ Listing Rule 5635(c)(4) and is subject to the terms and conditions of the Stand-Alone Stock Option Agreement between the Company and Michael P. Miller.

(c)
Includes 7,373,031 shares for the 2010 Stock Option Plan and 636,745 shares for the 1994 Employee Stock Purchase Plan.

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

Date: February 28, 2012

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ LELAND F. WILSON Leland F. Wilson	Chief Executive Officer (Principal Executive Officer) and Director	February 28, 2012
/s/ MARK B. LOGAN Mark B. Logan	Chairman of the Board and Director	February 28, 2012
/s/ PETER Y. TAM Peter Y. Tam	President and Director	February 28, 2012
/s/ TIMOTHY E. MORRIS Timothy E. Morris	Sr. Vice President Finance and Global Corporate Development, Chief Financial Officer (Principal Financial Officer)	February 28, 2012
/s/ LEE B. PERRY Lee B. Perry	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2012
/s/ CHARLES J. CASAMENTO Charles J. Casamento	Director	February 28, 2012
/s/ LINDA M. DAIRIKI SHORTLIFFE, M.D. Linda M. Dairiki Shortliffe, M.D.	Director	February 28, 2012

VIVUS, INC.
REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31, 2011

INDEX TO EXHIBITS

Exhibit Number		Description
2.1	(1)†	Asset Purchase Agreement between the Registrant and K-V Pharmaceutical Company dated as of March 30, 2007

3.1	(2)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(3)	Amended and Restated Bylaws of the Registrant

3.3	(4)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant

4.1	(5)	Specimen Common Stock Certificate of the Registrant

4.2	(6)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC

10.1	(7)*	Form of Indemnification Agreement by and among the Registrant and the Directors and Officers of the Registrant

10.2	(8)*	1991 Incentive Stock Plan and Form of Agreement, as amended

10.3	(9)*	1994 Employee Stock Purchase Plan and Form of Subscription Agreement

10.4	(10)*	1994 Employee Stock Purchase Plan, as amended

10.5	(11)*	2001 Stock Option Plan and Form of Agreement thereunder

10.6	(12)*	2001 Stock Option Plan, as amended on July 12, 2006

10.7	(13)*	Form of Notice of Grant and Restricted Stock Unit Agreement under the VIVUS, Inc. 2001 Stock Option Plan

10.8		2010 Equity Incentive Plan and form of agreement thereunder

10.9	(14)*	Stand-Alone Stock Option Agreement with Michael P. Miller dated as of April 30, 2010

10.10	(15)*	Employment Agreement dated December 20, 2007 between the Registrant and Leland F. Wilson

10.11	(16)*	First Amendment to the Employment Agreement dated December 20, 2007 by and between the Registrant and Leland F. Wilson

10.12	(17)*	Second Amendment to the Employment Agreement dated December 20, 2007 by and between the Registrant and Leland F. Wilson

10.13	(18)*	Third Amendment to the Employment Agreement dated December 20, 2007 by and between the Registrant and Leland F. Wilson

10.14	(19)*	Form of Change of Control and Severance Agreement by and between the Registrant and Certain of its Executive Officers

10.15	(20)*	Form of Change of Control and Severance Agreement dated April 30, 2010 by and between the Registrant and Michael P. Miller

10.16	(21)†	Agreement effective as of December 28, 2000 between the Registrant and Tanabe Seiyaku Co., Ltd.

Exhibit Number		Description
10.17	(22)	Amendment No. 1 effective as of January 9, 2004 to the Agreement effective as of December 28, 2000 between the Registrant and Tanabe Seiyaku Co., Ltd.

10.18	(23)	Termination and Release executed by Tanabe Holding America, Inc. dated May 1, 2007

10.19	(24)†	Settlement and Modification Agreement dated July 12, 2001 between ASIVI, LLC, AndroSolutions, Inc., Gary W. Neal and the Registrant

10.20	(25)††	Assignment Agreement between Thomas Najarian, M.D. and the Registrant dated October 16, 2001

10.21	(26)†	Testosterone Development and Commercialization Agreement dated as of February 7, 2004 between the Registrant, Fempharm Pty Ltd. and Acrux DDS Pty Ltd.

10.22	(27)†	Estradiol Development and Commercialization Agreement dated as of February 12, 2004 between the Registrant, Fempharm Pty Ltd. and Acrux DDS Pty Ltd.

10.23	(28)†	Master Services Agreement dated as of September 12, 2007 between the Registrant and Medpace, Inc.

10.24	(29)†	Exhibit A: Medpace Task Order Number: 06 dated as of December 15, 2008 pursuant to that certain Master Services Agreement, between the Registrant and Medpace, Inc., dated as of September 12, 2007

10.25	(30)††	Asset Purchase Agreement dated October 1, 2010 between the Registrant, MEDA AB and Vivus Real Estate, LLC

10.26	(31)††	Transition Services Agreement dated November 5, 2010 between the Registrant and MEDA AB

10.27	(32)	Lease Agreement effective November 1, 2006 by and between the Registrant and Castro Mountain View, LLC, Thomas A. Lynch, Trudy Molina Flores, Trustee of the Jolen Flores and Trudy Molina Flores Joint Living Trust dated April 3, 2001, E William and Charlotte Duerkson, The Duerkson Family Trust dated February 16, 1999, The Dutton Family Trust dated September 16, 1993, The Noel S. Schuurman Trust, The Duarte Family Partners, L.P., The Marie Antoinette Clough Revocable Living Trust dated January 11, 1989, Blue Oak Properties, Inc., and CP6CC, LLC

10.28	(33)	First Amendment to Lease effective November 18, 2008 between Castro Mountain View, LLC, CP6CC, LLC and the Registrant

10.29	(34)	Second Amendment to Lease effective November 12, 2009 between Castro Mountain View, LLC, CP6CC, LLC and the Registrant

10.30	(35)	Third Amendment to Lease effective December 3, 2010 between Castro Mountain View LLC, CP6CC, LLC and the Registrant

21.1		Subsidiaries of the Registrant

23.1		Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm

24.1		Power of Attorney (See signature page)

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

Exhibit Number	Description
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Registrant's Quarterly Report on Form 10-K for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) related notes (furnished herewith).

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

(10)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 29, 2011.

(11)
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

(15)
Incorporated by reference to Exhibit 10.63 filed with the Registrant's Current Report on Form 8-K filed with the Commission on December 24, 2007.

(16)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on January 29, 2009.

(17)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on January 26, 2011.

(18)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on January 27, 2012.

(19)
Incorporated by reference to Exhibit 10.64 filed with the Registrant's Current Report on Form 8-K filed with the Commission on December 24, 2007.

(20)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on April 30, 2010.

(21)
Incorporated by reference to Exhibit 10.42 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(22)
Incorporated by reference to Exhibit 10.42A filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(23)
Incorporated by reference to Exhibit 10.61 filed with the Registrant's Current Report on Form 8-K filed with the Commission on May 4, 2007.

(24)
Incorporated by reference to Exhibit 10.43 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(25)
Incorporated by reference to Exhibit 10.79 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(26)
Incorporated by reference to Exhibit 10.50 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(27)
Incorporated by reference to Exhibit 10.51 filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

(28)
Incorporated by reference to Exhibit 10.62 filed with the Registrant's Current Report on Form 8-K filed with the Commission on September 18, 2007.

(29)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on December 24, 2008.

(30)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on November 10, 2010.

(31)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on November 8, 2010.

(32)
Incorporated by reference to Exhibit 10.60 filed with the Registrant's Current Report on Form 8-K filed with the Commission on November 7, 2006.

(33)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on December 18, 2008.

(34)
Incorporated by reference to Exhibit 10.78 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(35)
Incorporated by reference to Exhibit 10.28 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010.