Form 10-Q
period 2012-03-31
VIVUS INC
filed 2012-05-07
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2012

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

At April 27, 2012, 99,700,943 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2012	December 31, 2011*
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$200,682	$39,554
Available-for-sale securities	132,715	107,282
Inventories	2,897	3,107
Prepaid expenses and other assets	2,124	1,793
Total current assets	338,418	151,736
Property and equipment, net	298	320
Total assets	$338,716	$152,056
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,805	$2,940
Accrued research and clinical expenses	1,145	1,425
Accrued employee compensation and benefits	2,593	3,693
Other accrued liabilities	3,172	1,274
Current liabilities of discontinued operations	1,339	1,640
Total current liabilities	13,054	10,972

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 200,000 shares authorized; 99,701 and 88,975 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	100	89
Additional paid-in capital	690,612	487,235
Accumulated other comprehensive (loss) income	(7)	25
Accumulated deficit	(365,043)	(346,265)
Total stockholders’ equity	325,662	141,084
Total liabilities and stockholders’ equity	$338,716	$152,056

*                    Derived from audited consolidated financial statements filed in the Company’s 2011 Annual Report on Form 10-K.

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	THREE MONTHS ENDED MARCH 31
	2012	2011

Operating expenses:
Research and development	$6,134	$4,480
General and administrative	12,638	5,428
Total operating expenses	18,772	9,908

Loss from operations	(18,772)	(9,908)

Interest and other income (expense):
Interest and other income, net	18	43
Interest expense	(1)	(1)
Total interest and other income (expense)	17	42
Loss from continuing operations before income taxes	(18,755)	(9,866)
Provision for income taxes	(7)	(1)
Loss from continuing operations	(18,762)	(9,867)
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(16)	14
Net loss	$(18,778)	$(9,853)

Basic and diluted net loss per share:
Continuing operations	$(0.20)	$(0.12)
Discontinued operations	0.00	0.00
Net loss per share	$(0.20)	$(0.12)
Shares used in per share computation:
Basic and diluted	92,267	81,819

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	THREE MONTHS ENDED MARCH 31
	2012	2011
Net loss	$(18,778)	$(9,853)
Other comprehensive (loss) income:
Unrealized (loss) gain on securities, net of taxes	(32)	25
Comprehensive loss	$(18,810)	$(9,828)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(18,762)	$(9,867)
Adjustments to reconcile net loss to net cash used for operating activities from continuing operations:
Depreciation	22	33
Share-based compensation expense	2,718	2,120
Changes in assets and liabilities:
Inventories	210	—
Prepaid expenses and other assets	(331)	(38)
Accounts payable	1,864	(808)
Accrued research and clinical expenses	(280)	(432)
Accrued employee compensation and benefits	(1,100)	(469)
Other accrued liabilities	1,898	(488)
Net cash used for operating activities from continuing operations	(13,761)	(9,949)
Net cash used for operating activities from discontinued operations	(316)	(367)
Net cash used for operating activities	(14,077)	(10,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(48,763)	(30,826)
Proceeds from maturity of available-for-sale securities	14,262	33,720
Proceeds from sale of available-for-sale securities	9,036	—
Net cash (used for) provided by investing activities	(25,465)	2,894

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of common stock options	8,665	1,540
Net proceeds from issuance of common stock	192,005	—
Net cash provided by financing activities	200,670	1,540

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	161,128	(5,882)
CASH AND CASH EQUIVALENTS:
Beginning of period	39,554	37,216
End of period	$200,682	$31,334

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Management has evaluated all events and transactions that occurred after March 31, 2012 through the date these condensed consolidated financial statements were filed. There were no events or transactions during this period which require recognition or disclosure in these condensed consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011, as filed on February 28, 2012 with the Securities and Exchange Commission, or SEC. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

The sale of the MUSE product and certain related assets has been reported as discontinued operations in the condensed consolidated statements of operations for all periods presented, since (i) the MUSE product and related assets have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities, (ii) the Company does not have any significant continuing involvement with the product after the close of the transaction, and (iii) the cash milestone payment to be received upon achievement of certain sales levels is considered an indirect cash flow. There are no assets related to the MUSE operations for the periods presented. The liabilities related to the MUSE operations are reported as liabilities of discontinued operations in the condensed consolidated balance sheets for all periods presented. The extinguishment of the largest liability of the discontinued operations, accrued product returns, will be settled in accordance with the returns policy and by cash payments made to former customers for the return of expired MUSE product sold by VIVUS. The return window for expired MUSE product will end in 2013.

The following table summarizes the liabilities of discontinued operations in the condensed consolidated balance sheets (in thousands):

	March 31, 2012 (unaudited)	December 31, 2011

Accounts payable	$5	$17
Accrued product returns	1,334	1,623
Total current liabilities of discontinued operations	$1,339	$1,640

The following table presents summarized results of operations for the discontinued operations presented in the condensed consolidated statements of operations (in thousands)(unaudited):

	For the Three Months Ended
	March 31, 2012	March 31, 2011

Income (loss) before provision for income taxes	$(16)	$14
Net income (loss) from discontinued operations	$(16)	$14

3. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with FASB ASC topic 718, Compensation—Stock Compensation, or ASC 718, and ASC 505-50, Equity — Equity Based Payments to Non-Employees.

Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the three months ended March 31, 2012 and 2011 was comprised as follows (in thousands, except per share data)(unaudited):

	Three Months Ended March 31
	2012	2011

Research and development	$726	$538
General and administrative	1,992	1,582
Share-based compensation expense	$2,718	$2,120

4. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at March 31, 2012 and December 31, 2011 are presented in the tables that follow:

As of March 31, 2012 (in thousands)(unaudited):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$200,682	$200,682	$—	$—
Total cash and cash equivalents	$200,682	$200,682	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$132,722	$132,715	$3	$(10)
Total available-for-sale securities	$132,722	$132,715	$3	$(10)

As of December 31, 2011 (in thousands):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Cash and money market funds	$38,547	$38,547	$—	$—
U.S. Treasury securities	1,007	1,007	$—	$—
Total cash and cash equivalents	$39,554	$39,554	$—	$—

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury securities	$107,257	$107,282	$27	$(2)
Total available-for-sale securities	$107,257	$107,282	$27	$(2)

The Company’s available-for-sale securities mature within one year.

In the ordinary course of business, the Company may sell securities at a loss for a number of reasons, including, but not limited to: (i) changes in the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; or (v) changes in expected cash flow.

Fair Value Measurements

The following fair value hierarchy tables present information about the Company’s assets (cash and cash equivalents and available-for-sale securities) measured at fair value on a recurring basis as of March 31, 2012 (in thousands)(unaudited):

	Basis of Fair Value Measurements
	Balance at March 31, 2012	Level 1	Level 2	Level 3
Cash and cash equivalents:
Cash and money market funds	$200,682	$200,682	$—	$—
Total cash and cash equivalents	$200,682	$200,682	$—	$—

	Basis of Fair Value Measurements
	Balance at March 31, 2012	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Treasury securities	$132,715	$132,715	$—	$—
Total available-for-sale securities	$132,715	$132,715	$—	$—

Reported as:
Cash and cash equivalents	$200,682
Available-for-sale securities	132,715
Total	$333,397

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

5. INVENTORIES

Inventory balances consist of (in thousands):

	March 31, 2012
	(unaudited)	December 31, 2011
Raw materials	$2,897	$3,107

The raw materials balance at March 31, 2012 and December 31, 2011 consists of the active pharmaceutical ingredients for development of our investigational drug candidate, Qnexa®, which we intend to market, if approved, under a different name.

The Company has made and anticipates in future periods that it will scale-up and make commercial quantities of certain of its product candidates prior to the date it anticipates that such products will receive final Food and Drug Administration, or FDA, approval in the U.S. or European Medicines Agency approval in the European Union (i.e., pre-launch inventories). Pre-launch inventories are included on the condensed consolidated balance sheets once the product under review has attained a stage in the development process of having been subject to a Phase 3 clinical trial or its equivalent, or if a regulatory filing has been made for licensure for marketing the product and the product has a well characterized manufacturing process. Periodic stability testing is performed on the raw materials inventory. An impairment analysis of the raw materials inventory was performed as of March 31, 2012 and the Company believes that the raw materials inventory is not impaired as of that date.

6. AGREEMENTS

In 2001, VIVUS entered into a Development, Licensing and Supply Agreement with Tanabe for the development of avanafil, an oral phosphodiesterase type 5, or PDE5, inhibitor investigational drug candidate for the treatment of erectile dysfunction. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or MTPC. Under the terms of the 2001 Development, Licensing and Supply Agreement with Tanabe, the Company paid a $2 million license fee obligation to Tanabe in the year ended December 31, 2006. No payments were made under this agreement with MTPC in the year ended December 31, 2008; however, the Company paid MTPC $4 million in January 2009 following the enrollment in December 2008 of the first patient in the first Phase 3 clinical study and in August 2011, VIVUS paid MTPC a $4 million milestone related to the filing of a New Drug Application, or NDA, to the FDA for avanafil in June 2011. The Company expects to make other substantial payments to MTPC in accordance with its agreement with MTPC as the Company continues to develop and, if approved for sale, commercialize avanafil for the oral treatment of male sexual dysfunction. Such potential future milestone payments total $11 million in the aggregate and include payments upon: the obtainment of the first regulatory approval in the U.S. and any major European country; and achievement of $250 million or more in calendar year sales. In April 2012, the FDA approved the NDA for avanafil. Accordingly, the Company now owes MTPC, in accordance with its agreement with MTPC, a $3 million milestone payment, which it intends to pay in May 2012.

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

On October 16, 2001, the Company entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational drug candidate development program for Qnexa for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to the Company with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, the Company has paid a total of $220,000 to Dr. Najarian through March 31, 2012 and has issued him options to purchase 40,000 shares of our common stock. The Company is obligated under the terms of the Assignment Agreement to make a milestone payment of $1 million and issue an option to purchase 20,000 shares of VIVUS’ common stock to Dr. Najarian upon marketing approval by the FDA of a product for the treatment of obesity that is based upon the Combination Therapy and Patents. The Assignment Agreement will require the Company to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that the Company decides not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined the Company as a part-time employee and currently serves as a Principal Scientist.

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

In November 2006, the Company entered into a 30-month lease for its corporate headquarters located in Mountain View, California, or Lease. On December 16, 2008, November 12, 2009, December 3, 2010 and February 14, 2012, we entered into a first, second, third and fourth amendment, respectively, to this Lease. Under the fourth amendment to the Lease, the average base rent for the current premises is set at $2.50 per square foot or $45,015 per month. The fourth amendment also extended the lease term for the current premises for a period of twelve months commencing August 1, 2012 and terminating July 31, 2013 and provided us one additional option to extend the term of the Lease of the current premises for one year from the expiration of the Lease. In addition, the fourth amendment included a new lease on an additional 4,914 square feet of office space located at 1174 Castro Street, Mountain View, California, or the Expansion Space, which is adjacent to the Company’s corporate headquarters. The average base rent for the Expansion Space is approximately $2.75 per square foot or $13,513 per month. The new lease for the Expansion Space has a term of 60 months commencing on March 15, 2012, with an option to extend the term for one year from the expiration of the new lease.

Future minimum lease payments under operating leases at March 31, 2012 were as follows (in thousands)(unaudited):

2012 (remainder)	$924
2013	736
2014	249
2015	255
2016	215
2017	65
$2,444

Other Agreements

Commitments under other agreements at March 31, 2012 were as follows (in thousands)(unaudited):

Clinical consultants and clinical research organizations	$4,654
General and administrative services agreements	12,011
Leland F. Wilson’s employment agreement	1,579
Research consultants and other contractors	6,308
MTPC (avanafil product testing and finished goods)	7,336
Total	$31,888

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

8. INCOME TAXES

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

The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company’s analysis of all available evidence, both positive and negative, as of March 31, 2012, it was considered more likely than not that the Company’s deferred tax assets would not be realized. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it can recover its deferred tax assets.

The total gross unrecognized tax benefits as of March 31, 2012 are $1.2 million and relate to state tax exposures, of which $160,000 would affect the effective tax rate if recognized. The total unrecognized tax benefits as of March 31, 2012 of $1.2 million includes approximately $1.1 million of unrecognized tax benefits that have been netted against the related deferred tax assets.

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. During the three months ended March 31, 2012, the Company accrued $2,000 of interest and penalties related to unrecognized tax benefits.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the U.S., California and New Jersey. The Company’s income tax return for the year ended December 31, 2007 is currently under examination by the California Franchise Tax Board. Based on the progress of the audit to date, the Company believes adjustments may be made in earlier years that will reduce tax attributes available to offset tax due in 2007. The Company did not increase its unrecognized tax benefits for the three months ended March 31, 2012.

The Company’s income tax return for the years ended December 31, 2007 and 2008 are currently under examination by the Internal Revenue Service. The Company is awaiting the final report from the IRS and does not expect adverse results. The Company is currently under examination by the State of New Jersey for the years ended December 31, 2007 through 2009. Because the Company used net operating loss carryforwards and other tax attributes to offset its taxable income on its 2007 income tax returns for U.S. Federal and California, such attributes can be adjusted by these taxing authorities until the statute closes on the year in which such attributes were utilized. Tax years 1991 to 2010 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

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

9. NET INCOME (LOSS) PER SHARE

The Company computes basic net income (loss) per share applicable to common shareholders based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the price exceeds the average market price over the period have an anti-dilutive effect on net income per share and, accordingly, are excluded from the calculation. When there is a net loss, potentially dilutive common equivalent shares are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

As the Company recognized a net loss for the three months ended March 31, 2012 and 2011 all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three months ended March 31, 2012 and 2011, 4,546,021 and 5,232,351 options outstanding, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

10. EQUITY TRANSACTIONS

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

On March 6, 2012, the Company closed the underwritten public offering and sale of 9,000,000 shares of the Company’s common stock. Gross proceeds to the Company from this sale totaled approximately $202.5 million before deduction of approximately $10.5 million in underwriting discounts and commissions and estimated offering expenses. All of the shares of common stock were offered pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-161948), including the prospectus dated September 16, 2009 (as amended on February 28, 2012) contained therein, as the same has been supplemented.

11. LEGAL MATTERS

Securities Related Class Action Lawsuits

The Company and two of its officers are defendants in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. CV10-4957 PJH, pending in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleges violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company’s clinical trials and New Drug Application, or NDA, for Qnexa as a treatment for obesity. In his Amended Class Action Complaint filed April 4, 2011, the plaintiff alleged generally that the defendants misled investors regarding the prospects for Qnexa’s NDA approval, and the drug’s efficacy and safety. On June 3, 2011, the defendants filed a motion to dismiss, which was heard by the Honorable Phyllis J. Hamilton on October 12, 2011. At the hearing,

Judge Hamilton ruled from the bench and granted the defendants’ motion to dismiss, with leave to amend. Judge Hamilton also issued an order on October 13, 2011, which confirmed her ruling at the hearing. On November 9, 2011, plaintiff filed his Second Amended Class Action Complaint, again generally alleging that the defendants misled investors regarding the prospects for Qnexa’s NDA approval, and Qnexa’s efficacy and safety. On November 23, 2011, Judge Hamilton granted a stipulation and order requiring defendants’ motion to dismiss to be filed on or before December 30, 2011, plaintiffs opposition to defendants’ motion to dismiss to be filed on or before February 22, 2012 and defendants’ reply to plaintiff’s opposition to be filed on or before March 30, 2012. The hearing on defendants’ motion to dismiss was held on April 18, 2012. Pending the outcome of defendants’ motion to dismiss, discovery will continue to be stayed.

Additionally, the Company’s directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV 10-05271 PJH, also pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in Kovtun. The parties have agreed to stay the litigation pending resolution of the defendants’ second motion to dismiss in Kovtun. The Company’s directors are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. As with the federal derivative litigation, the parties have agreed to stay these consolidated actions pending resolution of the second motion to dismiss in Kovtun.

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

12. STOCK OPTION AND PURCHASE PLANS

On March 29, 2010, the Company’s Board of Directors terminated the Company’s 2001 Stock Option Plan, or the 2001 Plan. In addition, the Board of Directors adopted and approved a new 2010 Equity Incentive Plan, or the 2010 Plan, with 32,000 shares remaining reserved and unissued under the 2001 Plan. In addition, the Board of Directors adopted and approved a new 2010 Equity Incentive Plan, or the 2010 Plan, subject to the approval of the Company’s stockholders. The 2001 Plan, however, will continue to govern awards previously granted under it. On June 25, 2010, the Company’s stockholders approved the 2010 Plan at the Company’s 2010 Annual Meeting of Stockholders. The 2010 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to employees, directors and consultants, to be granted from time to time as determined by the Board of Directors, the Compensation Committee of the Board of Directors, or its designees. The 2010 Plan’s share reserve which the stockholders approved is 8,400,000 shares, plus any shares reserved but not issued pursuant to awards under the 2001 Plan as of the date of stockholder approval, plus any shares subject to outstanding awards under the 2001 Plan that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company, up to a maximum of 8,111,273 shares (which is the number of shares subject to outstanding options under the 2001 Plan as of March 11, 2010). Awards exercisable for 1,463,359 shares were granted in the three months ended March 31, 2012 pursuant to the 2010 Plan.

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

As of March 31, 2012, there were 8,155,619 shares subject to all options outstanding under all stock plans and 6,066,882 shares reserved for issuance under the 2010 Plan. Additionally, the average weighted exercise price of all outstanding options under all stock plans was $7.54 per share and the average weighted remaining term was 7.17 years.

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

As of March 31, 2012, 1,363,255 shares have been issued to employees and there are 636,745 shares available for issuance under the 1994 ESPP.

13. SUBSEQUENT EVENT

On April 27, 2012, the Company announced that the FDA had approved avanafil tablets for the treatment of erectile dysfunction, which we intend to market through a partner in the U.S. under the name Stendra®. Accordingly, the Company now owes MTPC, in accordance with its agreement with MTPC, a $3 million milestone payment, which it intends to pay in May 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward looking words or phrases such as “may,” “believe,” “expect,” “forecast,” “intend,” “anticipate,” “predict,” “should,” “planned,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) the response from the United States Food and Drug Administration, or FDA, to our resubmission of the New Drug Application, or NDA, for development of our investigational drug candidate, Qnexa®, which we intend to market, if approved, under a different name, for the treatment of obesity, including weight loss and maintenance of weight loss, recommended for obese patients (BMI >30 kg/m2), or overweight patients (BMI >27 kg/m2) with weight related co-morbidities such as hypertension, type 2 diabetes, or dyslipidemia, with a contraindication that excludes the use of Qnexa by women who are pregnant; (2) the timing and final results of the retrospective observational study of fetal outcomes in infants born to mothers exposed to topiramate during pregnancy, or FORTRESS; (3) the reliability of the electronic medical claims healthcare databases used in FORTRESS; (4) the FDA’s interpretation of and agreement with the information VIVUS submitted relating to teratogenicity and cardiovascular safety; (5) that we may be required to provide further analysis of clinical trial data; (6) our response to questions and requests for additional information including additional pre-clinical or clinical studies from the European Medicines Agency, or EMA, and the Committee for Medicinal Products for Human Use, or CHMP, of the Marketing Authorization Application, or MAA, for Qnexa; (7) the FDA’s interpretation of the results of external studies to assess the teratogenic risk of topiramate; (8) the impact of the results of the Risk Evaluation and Mitigation Strategy, or REMS, or cardiovascular outcomes for obesity drugs advisory committee meetings; (9) whether or not the FDA chooses to follow the recommendation of the second advisory committee in its vote in favor of approval of Qnexa; (10) the impact, if any, of the agreement and initiation by one of our competitors with an obesity compound to conduct or complete a cardiovascular outcomes study pre-approval; (11) the impact on future sales based on specific indication and contraindications contained in the label and extent of the REMS and distribution system and patient access program for Qnexa, if approved; (12) our ability to successfully commercialize or establish a marketing partnership for avanafil, which we intend to market through a partner in the U.S. under the name Stendra®, or our partner’s ability to obtain and maintain regulatory approval to manufacture and adequately supply avanafil for commercial use; (13) our history of losses and variable quarterly results; (14) substantial competition; (15) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (16) uncertainties of government or third party payer reimbursement; (17) our reliance on sole source suppliers; (18) our limited sales and marketing and manufacturing capabilities; (19) our reliance on third parties and our collaborative partners; (20) failure to continue to develop innovative investigational drug candidates and drugs; (21) risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations; (22) our ability to demonstrate through clinical testing the safety and effectiveness of our investigational drug candidates; (23) the timing of initiation and completion of clinical trials and submissions to the FDA or foreign authorities; (24) the volatility and liquidity of the financial markets; (25) our liquidity and capital resources; (26) our expected future revenues, operations and expenditures; (27) our ability to successfully create a commercial infrastructure in the United States to launch Qnexa, if approved, on our own; and (28) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Item 1A. Risk Factors.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter ended March 31, 2012, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

BUSINESS OVERVIEW

VIVUS, Inc. is a biopharmaceutical company, incorporated in 1991 as a California corporation and reincorporated in 1996 as a Delaware corporation, dedicated to the development and commercialization of therapeutic drugs for large underserved markets, including obesity and related morbidities, such as sleep apnea and diabetes and men’s sexual health. Obesity remains an epidemic and in the United States alone, the Centers for Disease Control, or CDC, estimates that over 108 million people are obese or overweight. In the European Union, or the EU, estimates are that 50% of adults are obese or overweight. With respect to men’s sexual health, annual sales of approved drugs for erectile dysfunction currently exceed $5 billion.

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

On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss the items contained in the CRL and the information we planned to include in the resubmission of the NDA for Qnexa. In anticipation of the meeting, we provided a briefing document that included comprehensive assessment of the teratogenic potential of topiramate including analyses integrating existing non-clinical and clinical data. In the Qnexa studies, which included 15 offspring from women exposed to Qnexa or topiramate, there were no reports of congenital malformations. In addition, we provided several new analyses including cardiovascular data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies to demonstrate that Qnexa does not increase the risk for major cardiovascular events and that the observed increases in heart rate, which occurred in some patients over the course of the clinical program, did not increase the risk of major cardiovascular events, as evidenced by adverse events reported in the trial. We also provided a synopsis of the final study report for the SEQUEL study. At the meeting, an overview was provided of the teratogenicity and cardiovascular risk material covered by the background package. The discussion also included elements of our proposed REMS program for Qnexa. The primary focus of the FDA at the meeting, however, concerned the teratogenic potential for topiramate, specifically the incidence of oral clefts observed in the North American AED Pregnancy Registry and in the UK Epilepsy and Pregnancy Registry. The FDA requested that we assess the feasibility of performing a retrospective observational study utilizing existing electronic medical claims healthcare databases to review fetal outcomes, including the incidence of congenital malformations and oral cleft, in the offspring of women who received prophylaxis treatment with 100 mg of topiramate for migraine during pregnancy, or the Feasibility Assessment. We held a follow up meeting with the FDA on April 14, 2011 to discuss the Feasibility Assessment. We reached agreement with the FDA on the retrospective observational study objectives and design, primary endpoints, and eligibility criteria. During the April 2011 meeting, it was agreed the study would be expanded to include all doses of topiramate and all diagnoses. It was also agreed that the results would be stratified and that the diagnoses of those exposed to topiramate would be matched with control groups with similar diagnoses and patient profiles. The co-primary endpoints were the relative risk of major congenital malformations and oral cleft in infants born to mothers exposed to topiramate during pregnancy as compared to a control group that was not exposed to topiramate during pregnancy. The retrospective observational study was called FORTRESS, for Fetal Outcome Retrospective TopiRamate ExpoSure Study.

On September 15, 2011, we announced that following a teleconference we had reached agreement with officials of the Division of Metabolism and Endocrinology Products, or DMEP, of the FDA on a plan that allowed for an early resubmission of the Qnexa NDA for the treatment of obesity. Based on this agreement, we resubmitted the Qnexa NDA on October 17, 2011, prior to completion of FORTRESS, and the FDA accepted the NDA for filing. On February 22, 2012, the Food and Drug Administration held a second meeting of the Endocrinology and Metabolic Drugs Advisory Committee, or the Advisory Committee, to discuss the additional data submitted for Qnexa. The FDA asked the Advisory Committee to discuss the following: (1) their interpretation of the available data regarding teratogenicity of topiramate, including whether they believe the data indicate an increase in the risk for oral clefts; (2) the potential strengths and weaknesses of the proposed teratogenicity risk management strategy for Qnexa; (3) the clinical significance of the changes in blood pressure and heart rate in overweight and obese patients treated with Qnexa versus placebo, taking into account the reported changes in antihypertensive therapy; and (4) whether the available data for Qnexa warrant that a cardiovascular outcomes trial be conducted prior to approval. The FDA requested the Advisory Committee to vote on whether, after considering all the available data included in the NDA and the discussions held at the meeting on February 22, 2012, including the questions referred to above, the overall benefit-risk assessment of Qnexa supports its approval for the treatment of obesity in individuals with a BMI > 30 kg/m2 or a BMI > 27 kg/m2 with weight related co-morbidities. The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA that was submitted for Qnexa in October 2011. On April 4, 2012, at the FDA’s request, we submitted a comprehensive Risk Evaluation and Mitigation Strategy, or REMS, for Qnexa, which was considered a major amendment to the NDA. The Prescription Drug User Fee Act, or PDUFA, target date for Qnexa was April 17, 2012. However, as the submission of the comprehensive REMS was within three months of the PDUFA target date, to provide time for a full review of the submission, the FDA extended the PDUFA target date by three months to July 17, 2012. The FDA has the ability to extend the PDUFA target date under certain circumstances, and there can be no assurance that it will not extend the PDUFA target date further in the future.

The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes or dyslipidemia. The proposed labeling for Qnexa submitted on October 17, 2011 included a contraindication that excluded the use of Qnexa by women of childbearing potential. In January 2012, we announced that following discussions with FDA officials, we were asked to remove the Qnexa contraindication for women of childbearing potential contained in the proposed label. Qnexa would remain contraindicated for women who are pregnant. A contraindication typically indicates that a drug should not be used because the risk of use clearly outweighs any possible therapeutic benefit for that population. The proposed Pregnancy Category for Qnexa is “Category X”.

Included with the October 17, 2011 resubmission of the Qnexa NDA was a proposed REMS framework. We discussed the REMS framework with the FDA and the details of the Qnexa REMS were discussed during the Endocrinologic and Metabolic Drugs Advisory Committee meeting, held February 22, 2012. As discussed above, on April 4, 2012, following the FDA’s request, we submitted a comprehensive REMS.

Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. The details of this study are under discussion with the FDA. This study could cost $100 to $200 million dollars and take as long as five or six years to complete.

Although no other requests for additional information or pre-approval studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA.

Top-line preliminary results from FORTRESS were announced in December 2011. FORTRESS identified 1,945 mother-infant dyads exposed to topiramate either alone (monotherapy) or in combination with other antiepileptic agents (polytherapy) in the first trimester of pregnancy, or the Total Topiramate Cohort. Among the Total Topiramate Cohort, 1,740 dyads were exposed to topiramate monotherapy, or the Topiramate Monotherapy Cohort. There were five oral clefts in the Topiramate Monotherapy Cohort for a prevalence rate of 0.29% (5/1,740). This prevalence rate was compared to a control group of infants of women who had previously taken antiepileptic drugs including topiramate but not during the pregnancy of interest, or the Formerly Exposed Cohort. The prevalence rate for the Formerly Exposed Cohort was 0.16% (21/13,512). The prevalence ratio for Topiramate Monotherapy Cohort versus the Formerly Exposed Cohort was 1.88 (center-standardized, 95% CI 0.70-5.03).

FORTRESS analyzed data from a second control group, infants of women with similar medical profiles to the Total Topiramate Cohort regardless of prior antiepileptic drug use (the “Similar Medical Profile Cohort”). There were nine oral clefts from a sample of 13,614 dyads in the Similar Medical Profile Cohort, for a prevalence of 0.07%. One data source reported an anomalously low prevalence of oral clefts in the sample from the Similar Medical Profile Cohort. To investigate this finding, investigators performed repeated multiple re-sampling from the group of dyads who were eligible for this cohort and determined that the oral clefts prevalence observed in the cohort was likely due to random error. Based on these findings, the FDA requested that we utilize all of the available data in the entire Similar Medical Profile Cohort to determine the background prevalence of oral cleft. Using the entire Similar Medical Profile Cohort, the background prevalence of OC was found to be 0.16% (383/247614), and the Prevalence Ratio compared to the Topiramate Monotherapy cohort, standardized for center was 1.8 (95% CI 0.8-4.4).

As part of FORTRESS, Major Congenital Malformations, or MCMs, are being evaluated. The MCM analysis is ongoing. The FORTRESS findings are based on a claims-only analysis. All of the results of the study are considered to be preliminary until the results are validated. The results will be final when validation is completed, which is expected in the third quarter of 2012.

On December 17, 2010, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for Qnexa Controlled-Release Capsules in the EU. The proposed indication in the EU is for the treatment of obesity, including weight loss and maintenance of weight loss, and should be used in conjunction with a mildly hypocaloric diet. The EMA’s review of Qnexa will follow their centralized marketing authorization procedure. If approved, Qnexa could receive marketing authorization in all 27 EU member countries. The MAA was officially validated for central procedure on January 19, 2011. If approved in the EU, Qnexa could be recommended for obese adult patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes or dyslipidemia. In Europe, approximately 150 million adults are considered overweight or obese, and the prevalence is rising rapidly. According to EMA guidelines for medicinal products used in weight control, a demonstration of weight loss of at least 10% of baseline weight, which is at least statistically greater than that associated with placebo, is considered to be a valid primary efficacy criterion. Based on the results of the Phase 3 program, we believe Qnexa has met this efficacy criterion set by the EMA for obesity therapies. In addition, the mean weight loss for the mid and top dose of Qnexa at the end of two years was 10.4% and 11.4%, respectively, which we believe met the efficacy benchmark set by the EMA for obesity therapies. These results were shown to be associated with significant improvements in weight-related co-morbidities such as hypertension, dyslipidemia and diabetes. The MAA is comprised of data from over 4,500 overweight or obese patients with a broad range of weight-related co-morbidities. Two-year, double-blind data from SEQUEL (OB-305) were also included in the filing to demonstrate durability of treatment response and long-term safety.

In May 2011, we received a response to our MAA from the CHMP. The response was in the form of the “120-day questions.” The 120-day questions covered a broad range of topics including, without limitation, issues relating to phentermine, which include historical concerns regarding its potential association with valvulopathy and pulmonary hypertension; heart rate and limited long-term safety data in high-risk patients; and known and suspected effects of topiramate which include CNS and teratogenic potential. The CHMP also had questions concerning our proposed risk management plan for Qnexa. The 120-day questions were consistent with the issues previously raised in the FDA review process. We met with representatives from the CHMP in September 2011 to seek clarification on certain questions. We submitted our response to the 120-day questions in the fourth quarter of 2011. In January 2012, we received the 180-day List of Outstanding Issues, or 180-day LOI, from the CHMP. In order to perform additional analyses to allow further insights into the data as previously presented, we requested and, in April 2012, we received a two-month extension to respond to the 180-day LOI. The 180-day LOI contained requests for additional information including risk minimization activities to address various issues relating to cardiovascular, neuropsychiatric and potential teratogenic effects of Qnexa. In addition, we were asked to discuss the benefit/risk of the different doses of Qnexa, its potential use in different patient populations, and the expected long-term benefit of treatment with Qnexa. We have submitted our response to the 180-day LOI. There can be no assurance that our response will be adequate or that our MAA will be approved by the CHMP. Absent a delay, we anticipate an opinion from the CHMP in the second quarter of 2012.

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

In July 2011, abstracts for an international epilepsy conference including the top-line results of an additional retrospective study of medical claims data on oral clefts, or OCs, and MCMs associated with in utero topiramate exposure became available. This study was conducted using medical claims and pharmacy prescription data from the Wolters Kluwer Pharma Solutions Source® Lx Patient Longitudinal Database, which identified 778 mother-infant dyads exposed to topiramate within 10 months prior to giving birth. The study compared the incidence rate of OC and MCM in topiramate-exposed dyads to two control groups, one comprised of 3,431 dyads exposed to other antiepileptic drugs, or AEDs, during pregnancy and a second of 2,307 dyads with a diagnosis of epilepsy (with or without treatment), but no exposure to topiramate during pregnancy. Dyads exposed to known teratogens were excluded from all cohorts. The results of the study found there were no statistically significant differences in OC or MCM frequency between the topiramate and control groups.

On August 15, 2011, during the International Conference on Pharmacoepidemiology & Therapeutic Risk Management, a new study assessing the risk of oral clefts in topiramate-exposed pregnancies was presented. The presentation entitled “Use of Topiramate and the Risk of Oral Clefts” contained an analysis of data from two large databases including the CDC’s National Birth Defects Prevention Study and the Birth Defect Study from the Slone Epidemiology Center at Boston University, together the Slone Study. Data from this new study demonstrated no increase in relative risk of overall major malformations (odds ratio 1.0; 95% CI 0.4-3.2), which provides supporting evidence that topiramate is not a major teratogen. The analysis did indicate an increased risk for oral cleft malformation may be associated with topiramate; however, we believe the magnitude of risk was substantially lower than data reflected in the current topiramate label. The Slone Study provides alternative methodology to assess relative risk with topiramate. The Slone Study assessed all malformations reported in two case-controlled surveillance programs, the Slone Epidemiology Center Birth Defects Study, or SBDS, and the CDC’s National Birth Defects Prevention Study, or NBDPS. In contrast to other available studies, which assess relative risk based on total topiramate exposure, this analysis assessed the relative risk based on the proportion of identified malformations that were exposed to topiramate. The study identified a total of approximately 34,000 major congenital malformations (11,000 from SBDS and 23,000 from NBDPS), including approximately 3,000 oral cleft malformations (800 SBDS and 2,200 NBDPS). Topiramate exposure during the first trimester of pregnancy was reported in 15 of the major malformations and seven of the oral clefts. There were no reports of isolated cleft palate in the topiramate-exposed pregnancies. Pooled data from the two databases showed a relative risk for oral cleft of 5.4 (95% CI 1.5-20.1). Results were pooled due to the small number of topiramate-exposed pregnancies in the individual databases. In the SBDS data base, three topiramate-exposed oral clefts were reported, producing a relative risk of 10.1 (95% CI 1.1-129.2). In the NBDPS data base, four topiramate- exposed oral clefts were reported, producing a relative risk of 3.6 (95% CI 0.7-20.0). The signal of potential risk from these new data is substantially lower than reported from the North American AED (9.6x) and UK pregnancy (16x) registries.

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

The study, funded by VIVUS, was conducted utilizing Wolters Kluwer datasets from the United States and followed patients’ Pharmacy and Medical Claims (births from January 2003—December 2010) and covered an estimated 177 million lives. Probable exposure during pregnancy was refined using data on script fill date, days of medication supplied, infant birth date, and ICD-9 codes for birth term. We included the results of this study in the October 17, 2011 resubmission of the Qnexa NDA.

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

In addition to Qnexa, we have an FDA approved drug, avanafil, which we intend to market through a partner in the U.S. under the name Stendra, to treat erectile dysfunction, or ED. We filed an NDA with the FDA for avanafil in June 2011. The NDA was accepted and we received the FDA’s approval on April 27, 2012, in advance of the April 29, 2012 PDUFA target date. In March 2012, we submitted and the EMA accepted our MAA for avanafil in the EU. The unique profile of avanafil suggests that the compound may be selective. Greater selectivity can potentially result in lower incidence of the side effects associated with activation of non-phosphodiesterase type 5, or non-PDE5 isozymes.

Our Future

Our goal is to build a successful biopharmaceutical company through the development and commercialization of innovative proprietary drugs. We intend to achieve this by:

•                  seeking regulatory approval for Qnexa for the treatment of obesity in the U.S. and the EU and other territories worldwide;

•                  entering into a collaboration for the commercialization of avanafil for the treatment of ED in the U.S.;

•                  seeking regulatory approval for avanafil for the treatment of ED in the EU and other territories worldwide;

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

We have funded operations primarily through private and public offerings of our common stock, through the sale of the rights to Evamist and through sales of our former product, MUSE (alprostadil). We expect to generate future net losses due to increases in operating expenses as our various investigational drug candidates are advanced through the various stages of clinical development and for pre-commercialization activities. In connection with the sale of Evamist, to date we have received an aggregate of $150 million. On November 5, 2010, we sold MUSE to Meda A.B., for which we received an upfront payment of $22 million upon the closing and are eligible to receive an additional $1.5 million based on future sales of MUSE, provided that certain sales milestones are reached. As of March 31, 2012, we have incurred a cumulative deficit of $365.0 million and expect to incur operating losses in future years.

Our Investigational Drug Candidates

Our investigational drug pipeline includes one late-stage clinical investigational drug candidate, Qnexa, which has completed Phase 3 clinical trials for obesity and Phase 2 clinical trials for diabetes and obstructive sleep apnea. We submitted an NDA to the FDA for Qnexa in December 2009. On October 28, 2010, we received a CRL from the FDA regarding the Qnexa NDA stating that the NDA could not be approved in its present form. In subsequent meetings with the FDA, we came to an agreement on a retrospective observational study of major congenital malformations and oral clefts, FORTRESS.

On October 17, 2011, we resubmitted the Qnexa NDA and the FDA accepted the NDA for filing. On February 22, 2012, the FDA held an Advisory Committee meeting to discuss the additional information contained in the resubmitted NDA. The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA that was submitted for Qnexa in October 2011. On April 4, 2012, at the FDA’s request, we submitted a comprehensive REMS for Qnexa, which was considered a major amendment to the NDA. The PDUFA target date for Qnexa was April 17, 2012. However, as the submission of the revised REMS was within three months of the PDUFA target date, to provide time for a full review of the submission, the FDA extended the PDUFA target date by three months to July 17, 2012. The FDA has the ability to extend the PDUFA target date under certain circumstances, and there can be no assurance that it will not extend the PDUFA target date further in the future.

The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes or dyslipidemia. The proposed labeling for Qnexa submitted on October 17, 2011 included a contraindication that excluded the use of Qnexa by women of childbearing potential. In January 2012, we announced that following discussions with FDA officials, we were asked to remove the Qnexa contraindication for women of childbearing potential contained in the proposed label. Qnexa would remain contraindicated for women who are pregnant. A contraindication typically indicates that a drug should not be used because the risk of use clearly outweighs any possible therapeutic benefit for that population. The proposed Pregnancy Category is “Category X”.

Included with the October 17, 2011 resubmission of the Qnexa NDA was a proposed REMS framework. We discussed the REMS framework with the FDA and the details of the Qnexa REMS were discussed during the Advisory Committee meeting, held February 22, 2012. As mentioned above, on April 4, 2012, following the FDA’s request, we submitted a comprehensive REMS.

Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. The details of this study are under discussion with the FDA. This study could cost $100 to $200 million dollars and take as long as five or six years to complete.

Although no other requests for additional information or pre-approval studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA.

In the EU, the MAA for Qnexa is currently under review through the centralized procedure. In May 2011, we received the 120-day questions from the CHMP. We submitted our response to the 120-day questions in the fourth quarter of 2011. In January 2012, we received the 180-day LOI from the CHMP. We have submitted our response to the 180-day LOI. There can be no assurance that our response will be adequate or that our MAA will be approved by the CHMP. Absent a delay, we anticipate an opinion from the CHMP in the second quarter of 2012.

We submitted an NDA for avanafil for the treatment of erectile dysfunction in June 2011. We received the FDA’s approval of the NDA for avanafil on April 27, 2012, in advance of the April 29, 2012 PDUFA target date. In addition, we submitted and the EMA accepted our MAA for avanafil in the EU in March 2012. Our FDA approved drug and investigational drug candidates are summarized as follows:

Drug	Indication	Status	Commercial rights
Qnexa (phentermine and topiramate CR)	Obesity	Phase 3 studies completed; NDA submitted; CRL received; NDA resubmitted; PDUFA date July 17, 2012 MAA under review in EU; 180-day LOI response submitted; expect opinion from CHMP in Q2 2012.	Worldwide

Qnexa (phentermine and topiramate CR)	Obstructive Sleep Apnea	Phase 2 study completed	Worldwide

Qnexa (phentermine and topiramate CR)	Diabetes	Phase 2 study completed	Worldwide

Avanafil, to be marketed as Stendra in the U.S. (PDE5 inhibitor)	Erectile dysfunction	Phase 3 completed; NDA submitted; PDUFA date April 29, 2012; NDA approval April 27, 2012 MAA submitted and accepted in the EU March 2012	Worldwide license from Mitsubishi Tanabe Pharma Corporation (excluding certain Asian markets)

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

In anticipation of the meeting held with the FDA on January 19, 2011, we provided a briefing document that included comprehensive assessment of the teratogenic potential of topiramate including analyses integrating existing non-clinical and clinical data. In the Qnexa studies, which included 15 offspring from women exposed to Qnexa or topiramate, there were no reports of congenital malformations. In addition, we provided several new analyses including cardiovascular data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies to demonstrate that Qnexa does not increase the risk for major cardiovascular events and that the observed increases in heart rate, which occurred in some patients over the course of the clinical program, did not increase the risk of major cardiovascular events, as evidenced by adverse events reported in the trial. We also provided a synopsis of the final study report for the SEQUEL study. At the meeting, an overview was provided of the teratogenicity and cardiovascular risk material covered in the background package. The discussion also included elements of our proposed REMS program for Qnexa. The primary focus of the FDA at the meeting, however, concerned the teratogenic potential for topiramate. The FDA requested that we complete the Feasibility Assessment. The Feasibility Assessment is complete and in April 2011 we again met with the FDA and agreed to conduct the retrospective observational study, FORTRESS. On October 17, 2011, we resubmitted the Qnexa NDA and the FDA accepted the NDA for filing. On February 22, 2012, the FDA held a second meeting of the Advisory Committee, to discuss the additional data submitted for Qnexa. The FDA asked the Advisory Committee to discuss the following: (1) their interpretation of the available data regarding teratogenicity of topiramate, including whether they believe the data indicate an increase in the risk for oral clefts; (2) the potential strengths and weaknesses of the proposed teratogenicity risk management strategy for Qnexa; (3) the clinical significance of the changes in blood pressure and heart rate in overweight and obese patients treated with Qnexa versus placebo, taking into account the reported changes in antihypertensive therapy; and (4) whether the available data for Qnexa warrant that a cardiovascular outcomes trial be conducted prior to approval. The FDA requested the Advisory Committee to vote on whether, after considering all the available data included in the NDA and the discussions held at the meeting on February 22, 2012, including the questions referred to above, the overall benefit-risk assessment of Qnexa supports its approval for the treatment of obesity in individuals with a BMI > 30 kg/m2 or a BMI > 27 kg/m2 with weight related co-morbidities. The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA that was submitted for Qnexa in October 2011. On April 4, 2012, at the FDA’s request, we submitted a comprehensive REMS for Qnexa, which was considered a major amendment to the NDA. The PDUFA target date for Qnexa was April 17, 2012. However, as the submission of the comprehensive REMS was within three months of the PDUFA target date, to provide time for a full review of the submission, the FDA extended the PDUFA target date by three months to July 17, 2012. The FDA has the ability to extend the PDUFA target date under certain circumstances, and there can be no assurance that it will not extend the PDUFA target date further in the future.

The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes or dyslipidemia. The proposed labeling for Qnexa submitted on October 17, 2011 included a contraindication that excluded the use of Qnexa by women of childbearing potential. In January 2012, we announced that following discussions with FDA officials, we were asked to remove the Qnexa contraindication for women of childbearing potential contained in the proposed label. Qnexa would remain contraindicated for women who are pregnant. A contraindication typically indicates that a drug should not be used because the risk of use clearly outweighs any possible therapeutic benefit for that population. The proposed Pregnancy Category is “Category X”.

Included with the October 17, 2011 resubmission of the Qnexa NDA was a proposed REMS framework. We discussed the REMS framework with the FDA and the details of the Qnexa REMS were discussed during the Advisory Committee meeting, held February 22, 2012. As mentioned above, on April 4, 2012, following the FDA’s request, we submitted a comprehensive REMS.

Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. The details of this study are under discussion with the FDA. This study could cost $100 to $200 million dollars and take as long as five or six years to complete.

Although no other requests for additional information or pre-approval studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA.

Top-line preliminary results from FORTRESS were announced in December 2011. FORTRESS identified 1,945 mother-infant dyads exposed to topiramate either alone (monotherapy) or in combination with other antiepileptic agents (polytherapy) in the first trimester of pregnancy, or the Total Topiramate Cohort. Among the Total Topiramate Cohort, 1,740 dyads were exposed to topiramate monotherapy, or the Topiramate Monotherapy Cohort. There were five oral clefts in the Topiramate Monotherapy Cohort for a prevalence rate of 0.29% (5/1,740). This prevalence rate was compared to a control group of infants of women who had previously taken antiepileptic drugs including topiramate but not during the pregnancy of interest, or the Formerly Exposed Cohort. The prevalence rate for the Formerly Exposed Cohort was 0.16% (21/13,512). The prevalence ratio for Topiramate Monotherapy Cohort versus the Formerly Exposed Cohort was 1.88 (center-standardized, 95% CI 0.70-5.03).

FORTRESS analyzed data from a second control group, infants of women with similar medical profiles to the Total Topiramate Cohort regardless of prior antiepileptic drug use (the “Similar Medical Profile Cohort”). There were nine oral clefts from a sample of 13,614 dyads in the Similar Medical Profile Cohort, for a prevalence of 0.07%. One data source reported an anomalously low prevalence of oral clefts in the sample from the Similar Medical Profile Cohort. To investigate this finding, investigators performed repeated multiple re-sampling from the group of dyads who were eligible for this cohort and determined that the oral clefts prevalence observed in the cohort was likely due to random error. Based on these findings, the FDA requested that we utilize all of the available data in the entire Similar Medical Profile Cohort to determine the background prevalence of oral cleft. Using the entire Similar Medical Profile Cohort, the background prevalence of OC was found to be 0.16% (383/247614), and the Prevalence Ratio compared to the Topiramate Monotherapy cohort, standardized for center was 1.8 (95% CI 0.8-4.4).

As part of FORTRESS, MCMs are being evaluated. The MCM analysis is ongoing. The FORTRESS findings are based on a claims-only analysis. All of the results of the study are considered to be preliminary until the results are validated. The results will be final when validation is completed, which is expected in the third quarter of 2012.

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

On December 17, 2010, we filed an MAA with the EMA for Qnexa Controlled-Release Capsules in the European Union, or the EU. The proposed indication in the EU is for the treatment of obesity, including weight loss and maintenance of weight loss, and should be used in conjunction with a mildly hypocaloric diet. The EMA’s review of Qnexa will follow their centralized marketing authorization procedure. If approved, Qnexa could receive marketing authorization in all 27 EU member countries. The MAA was officially validated for central procedure on January 19, 2011. If approved in the EU, Qnexa could be recommended for obese adult patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes or dyslipidemia. In Europe, approximately 150 million adults are considered overweight or obese, and the prevalence is rising rapidly. According to EMA guidelines for medicinal products used in weight control, a demonstration of weight loss of at least 10% of baseline weight, which is at least statistically greater than that associated with placebo, is considered to be a valid primary efficacy criterion. Based on the results of the Phase 3 program, we believe Qnexa has met this efficacy criterion set by the EMA for obesity therapies. In addition, the mean weight loss for the mid and top dose of Qnexa at the end of two years was 10.4% and 11.4%, respectively, which we believe met the efficacy benchmark set by the EMA for obesity therapies. These results were shown to be associated with significant improvements in weight-related co-morbidities such as hypertension, dyslipidemia and diabetes. The MAA is comprised of data from over 4,500 overweight or obese patients with a broad range of weight-related co-morbidities. Two-year, double-blind data from SEQUEL (OB-305) were also included in the filing to demonstrate durability of treatment response and long-term safety.

In January 2012, we received the 180-day LOI from the CHMP. In order to perform additional analyses to allow further insights into the data as previously presented, we requested and, in April 2012, we received a two-month extension to respond to the 180-day LOI. The 180-day LOI contains requests for additional information including risk minimization activities to address various issues relating to cardiovascular, neuropsychiatric and potential teratogenic effects of Qnexa. In addition, we were asked to discuss the benefit/risk of the different doses of Qnexa, its potential use in different patient populations, and the expected long-term benefit of treatment with Qnexa. We have submitted our response to the 180-day LOI. There can be no assurance that our response will be adequate or that our MAA will be approved by the CHMP. Absent a delay, we anticipate an opinion from the CHMP in the second quarter of 2012.

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

Patients in the study taking the top dose of Qnexa achieved and maintained average weight loss through two years of 26 pounds (ITT-LOCF). Consistent with the first-year experience, Qnexa therapy was well-tolerated, with no new or unexpected adverse events. The most common drug-related side effects reported were constipation, tingling, dry mouth, altered taste and insomnia.

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

Qnexa therapy was well-tolerated, with no new adverse events reported in the second year of study. The most common side effects were upper respiratory infection, constipation, tingling, sinus infection, dry mouth and runny nose. There were no drug-related serious adverse events reported.

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

In January 2010, we announced positive results from a Phase 2 study evaluating the safety and efficacy of Qnexa for the treatment of moderate to severe OSA. This Phase 2 study (OB-204) was a single-center, randomized, double-blind, placebo-controlled parallel group trial including 45 obese men and women (BMI 30 to 40 kg/m2 inclusive), 30 to 65 years of age with OSA (apnea-hypopnea index, or AHI, greater than or equal to 15 at baseline) who had not been treated with, or who were not compliant with continuous positive airway pressure, or CPAP, within three months of screening. Patients were randomized to placebo or top dose Qnexa. CPAP is the current standard of care treatment for the majority of patients with moderate or severe OSA, defined as an apnea-hypopnea index, or AHI, of 15 or more events per hour. Although CPAP is reported to be effective in treating OSA when properly and consistently used, compliance (as defined by use for at least four hours per night, on at least 70% of nights) may be as low as 50-60%.

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

The currently approved oral medications for type 2 diabetes include insulin releasers such as glyburide, insulin sensitizers such as Actos and Avandia, inhibitors of glucose production by the liver such as metformin, DPP-IV inhibitors like sitagliptin (FDA approved 2006, marketed by Merck & Co. as Januvia), vildagliptin (EU approved 2007, marketed in the EU by Novartis as Galvus), saxagliptin (FDA approved in 2009, marketed as Onglyza by Astrazenca), and linagliptin (FDA approved in 2011, marketed as Trajenta by Eli Lilly Co. and Boehringer Ingelheim), as well as Precose and Glyset, which slow the uptake of glucose from the intestine. Approved injectable medications for type 2 diabetes treatment include glucagon-like peptide-1, or GLP-1, analogs such as Liraglutide, marketed under the brand name Victoza, developed by Novo Nordisk and Exenatide, marketed under the brand name Byetta, and a long-acting version of Exenatide marketed under the brand name Bydureon, developed by Amylin Pharmaceuticals and Eli Lilly and Company. Studies to date suggest GLP-1s improve control of blood glucose by increasing insulin secretion, delaying gastric emptying, and suppressing prandial glucagon secretion. Clinical studies have reported that patients treated with GLP-1s have reported weight loss of approximately six to eight pounds.

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

On December 7, 2011, an oral presentation was given at the International Diabetes Federation’s World Diabetes Congress, in Dubai, United Arab Emirates. The presentation highlighted excess weight loss, improvement of glycemic parameters in diabetic patients with a BMI>35 and effects on diabetes status. The presentation reported on a subset of patients within the CONQUER study who had diabetes and a BMI>35. Within this patient population (n= 147), excess weight loss, defined as the weight loss required to achieve a healthy BMI of 25, was 33% with Qnexa as compared to 7.4% for the placebo group after 56 weeks of treatment (LS mean p<0.0001 compared to placebo). Excess weight loss is typically reported in patients who have undergone weight loss surgery. Weight loss was highly correlated to improvements in glycemic parameters including fasting glucose (p<0.0001), fasting insulin (p=0.0024) and hemoglobin A1c (p<0.0001). Normalization of glucose levels and withdrawal of all antidiabetic medications occurred in 15% of patients treated with full dose Qnexa as compared to 2% with placebo (p=0.0287). The safety profile in this subpopulation, based on reported adverse events, is consistent with that seen in the whole study population. The most common adverse events seen were constipation, upper respiratory infection, and tingling.

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

In June 2011, we submitted an NDA to the FDA seeking approval of avanafil for the treatment of ED. The NDA was submitted and we received the FDA’s approval of the NDA for avanafil on April 27, 2012, in advance of the April 29, 2012 PDUFA target date. The NDA submission follows the successful completion of a Phase 3 program for avanafil. More than 1,200 men with ED participated in clinical studies evaluating the efficacy and safety of avanafil. Avanafil at all doses tested (50mg, 100mg and 200mg) met all primary efficacy endpoints. We submitted and the EMA accepted our MAA for avanafil for the treatment of ED in the EU in March 2012.

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

We completed a Phase 1 “Thorough QT”, or “TQT”, study evaluating 100 mg and 800 mg of avanafil compared to placebo and a known positive control. The study was successfully completed with no concern associated with QT prolongation.

In June 2010, we announced results from the Phase 3 REVIVE-Diabetes (TA-302) study, which evaluated the safety and efficacy of avanafil for the treatment of ED in men with type 1 and type 2 diabetes. The REVIVE-Diabetes study met all three primary endpoints across the two doses studied by demonstrating statistically significant improvement in erectile function as measured by the

SEP and improvement in the IIEF score. The study also demonstrated a favorable tolerability profile and successful intercourse (as measured by SEP 3), without any restrictions for food or alcohol intake.

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

In May 2011, we announced positive results from a Phase 3, placebo-controlled clinical trial of avanafil for the treatment of ED in patients following a radical prostatectomy. The study, REVIVE-RP (TA-303), met all primary endpoints by demonstrating improvement from baseline in erectile function as measured by the SEP (both SEP2 and SEP3) and improvements in the IIEF. The most common side effects were headache, flushing and nasopharyngitis, and dropouts due to adverse events were low. There were no serious adverse events reported in the study. The results of the TA-303 study were not required for the NDA, but the final study report will be submitted to the FDA upon completion.

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

As part of the approval for avanafil, the FDA is requiring us to perform two post-approval clinical studies. One study will be a randomized, double-blind, placebo-controlled, parallel group multicenter clinical trial on the effect of avanafil on spermatogenesis in healthy adult males and males with mild erectile dysfunction. The other study will be a double-blind, randomized, placebo-controlled, single-dose vision clinical trial to assess the effects of avanafil on multiple parameters of vision, including, but not limited to visual acuity, intraocular pressure, pupillometry, and color vision discrimination in healthy male subjects. The protocols for both studies are to be submitted to the FDA on or before August 2012.

As mentioned above, avanafil has been approved for marketing in the U.S. and will be prescribed to treat erectile dysfunction (ED).

We have an agreement with MTPC to supply the active pharmaceutical ingredient, or API, and the tablets for avanafil. The MTPC manufacturing sites for avanafil have been inspected by the U.S. and EU authorities. We do not believe the results of those inspections will have an impact on MTPC’s ability to supply avanafil, or the approval, or the timing of approval, of avanafil in the EU. However, if MTPC is unable to receive approval from the foreign regulators and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or tablets in sufficient quantities to meet projected demand, the EU approval, the U.S. commercial launch, and future sales of avanafil will be adversely effected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration for the commercialization of avanafil.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to available-for-sale securities, research and development expenses, income taxes, inventories, contingencies and litigation and share-based compensation. We base our estimates on historical experience, information received from third parties and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of March 31, 2012, it was considered more likely than not that our deferred tax assets would not be realized. However, should there be a change in our ability to recover our deferred tax assets; we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

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

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At March 31, 2012, all cash equivalents are invested in money market funds and U.S. Treasury securities. These accounts are recorded at fair value.

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

Share-Based Payments

We follow the fair value method of accounting for share-based compensation arrangements in accordance with FASB ASC topic 718, Compensation—Stock Compensation, or ASC 718. Under ASC 718, the estimated fair value of share-based compensation, including stock options and restricted stock units granted under our stock option plans and purchases of common stock by employees at a discount to market price under the employee stock purchase plan, or the ESPP, is recognized as compensation expense. Compensation expense for purchases under the ESPP is recognized based on the estimated fair value of the common stock purchase rights during each offering period and the percentage of the purchase discount.

We recorded $2.7 million and $2.1 million of share-based compensation expense for the quarters ended March 31, 2012 and 2011, respectively.  Share-based compensation expense is allocated among research and development, general and administrative expenses and discontinued operations based on the function of the related employee. This charge had no impact on our cash flows for the periods presented.

We use the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived by analyzing the historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. We determine expected volatility using the historical method, which is based on the daily historical trading data of our common stock over the expected term of the option. Management selected the historical method primarily because we have not identified a more reliable or appropriate method to predict future volatility.

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

Fair Value Measurements

As of March 31, 2012, our cash and cash equivalents and available-for-sale securities measured at fair value on a recurring basis totaled $333.4 million.

All of our cash and cash equivalents and available-for-sale securities are in cash, money market instruments and U.S. Treasury securities at March 31, 2012, and these are classified as Level 1. The valuation techniques used to measure the fair values of these financial instruments were derived from quoted market prices, as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exists.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends Topic 820, Fair Value Measurement. ASU No. 2011-04 issues additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, to increase the prominence of other comprehensive income in the financial statements. ASU No. 2011-05 gives businesses two options for presenting other comprehensive income (OCI), which until now has typically been placed near the statement of shareholder’s equity. An OCI statement can be included with the net income statement, and together the two will make a statement of total comprehensive income. Alternatively, businesses can have an OCI statement separate from a net income statement, but the two statements will have to appear consecutively within a financial report. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. ASU 2011-12 indefinitely defers the effective date of the requirement in ASU 2011-05 to disclose on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-05 and ASU 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted and full retrospective application required. The adoption of ASU 2011-05 effective June 30, 2011 and ASU 2011-12 effective March 31, 2012 did not have a material effect on the determination or reporting of our financial results.

RESULTS OF OPERATIONS

Executive Overview

For the quarter ended March 31, 2012, we reported a net loss of $18.8 million or $0.20 net loss per share, as compared to a net loss of $9.9 million, or $0.12 net loss per share during the same period in 2011. The increased net loss in the quarter ended March 31, 2012, as compared to the quarter ended March 31, 2011, was primarily attributable to increased Qnexa pre-commercialization related general and administrative expenses.

In June 2011, we submitted an NDA to the FDA seeking approval of avanafil for the treatment of ED. We received the FDA’s approval of the avanafil NDA on April 27, 2012, in advance of the April 29, 2012 PDUFA target date. The NDA submission follows the successful completion of a Phase 3 program for avanafil. More than 1,200 men with ED participated in clinical studies evaluating the efficacy and safety of avanafil. Avanafil at all doses tested (50mg, 100mg and 200mg) met all primary efficacy endpoints. As part of the approval for avanfil, the FDA is requiring us to perform two post-approval clinical studies. One study will be a randomized, double-blind, placebo-controlled, parallel group multicenter clinical trial on the effect of avanafil on spermatogenesis in healthy adult males and males with mild erectile dysfunction. The other study will be a double-blind, randomized, placebo-controlled, single-dose vision clinical trial to assess the effects of avanafil on multiple parameters of vision, including, but not limited to visual acuity, intraocular pressure, pupillometry, and color vision discrimination in healthy male subjects. The protocols for both studies are to be submitted to the FDA on or before August 2012. In addition, we submitted and the EMA accepted our MAA for avanafil in the EU in March 2012.

On October 28, 2010, we received a CRL from the FDA regarding the Qnexa NDA. The FDA issued the CRL to communicate its decision that the NDA could not be approved in its present form. No new clinical studies were requested in the CRL. On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss the items contained in the CRL and the information we planned to include in the resubmission. In anticipation of the meeting, we provided a briefing document that included comprehensive assessment of the teratogenic potential of topiramate including analyses integrating existing non-clinical and clinical data. In the Qnexa studies, which included 15 offspring from women exposed to Qnexa or topiramate, there were no reports of congenital malformations. In addition, we provided several new analyses including cardiovascular data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies to demonstrate that Qnexa does not increase the risk for major cardiovascular events and that the observed increases in heart rate, which occurred in some patients over the course of the clinical program, did not increase the risk of major cardiovascular events, as evidenced by adverse events reported in the trial. We also provided a synopsis of the final study report for the SEQUEL study. At the meeting, an overview was provided of the teratogenicity and cardiovascular risk material covered in the background package. The discussion also included elements of our proposed REMS program for Qnexa. The primary focus of the FDA at the meeting, however, concerned the teratogenic potential for topiramate, specifically the incidence of oral clefts observed in the North American AED Pregnancy Registry and in the UK Epilepsy and Pregnancy Registry. The FDA requested that we assess the feasibility of performing a retrospective observational study utilizing existing electronic medical claims healthcare databases to review fetal outcomes, including the incidence of congenital malformations and oral cleft, in the offspring of women who received prophylaxis treatment with 100 mg of topiramate for migraine during pregnancy, or the Feasibility Assessment. In the Qnexa studies, which included 15 births from women exposed to Qnexa or topiramate, there were no reports of congenital malformations or low birth weight.

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

On September 15, 2011, we announced that following a teleconference we had reached agreement with officials of the DMEP of the FDA on a plan that allowed for an early resubmission of the Qnexa NDA for the treatment of obesity. Based on this agreement, we resubmitted the Qnexa NDA on October 17, 2011, prior to completion of FORTRESS, and the FDA accepted the NDA for filing. On February 22, 2012, the FDA held a second meeting of the Advisory Committee to discuss the additional data submitted for Qnexa. The FDA asked the Advisory Committee to discuss the following: (1) their interpretation of the available data regarding teratogenicity of topiramate, including whether they believe the data indicate an increase in the risk for oral clefts; (2) the potential strengths and weaknesses of the proposed teratogenicity risk management strategy for Qnexa; (3) the clinical significance of the changes in blood pressure and heart rate in overweight and obese patients treated with Qnexa versus placebo, taking into account the reported changes in antihypertensive therapy; and (4) whether the available data for Qnexa warrant that a cardiovascular outcomes trial be conducted prior to approval. The FDA requested the Advisory Committee to vote on whether, after considering all the available data included in the NDA and the discussions held at the meeting on February 22, 2012, including the questions referred to above, the overall benefit-risk assessment of Qnexa supports its approval for the treatment of obesity in individuals with a BMI > 30 kg/m2 or a BMI > 27 kg/m2 with weight related co-morbidities. The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA that was submitted for Qnexa in October 2011. On April 4, 2012, at the FDA’s request, we submitted a comprehensive REMS for Qnexa, which was considered a major amendment to the NDA. The PDUFA target date for Qnexa was April 17, 2012. However, as the submission of the comprehensive REMS was within three months of the PDUFA target date, to provide time for a full review of the submission, the FDA extended the PDUFA target date by three months to July 17, 2012. The FDA has the ability to extend the PDUFA target date under certain circumstances, and there can be no assurance that it will not extend the PDUFA target date further in the future.

The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes or dyslipidemia. The proposed labeling for Qnexa submitted on October 17, 2011 included a contraindication that excluded the use of Qnexa by women of childbearing potential. In January 2012, we announced that following discussions with FDA officials, we were asked to remove the Qnexa contraindication for women of childbearing potential contained in the proposed label. Qnexa would remain contraindicated for women who are pregnant. A contraindication typically indicates that a drug should not be used because the risk of use clearly outweighs any possible therapeutic benefit for that population. The proposed Pregnancy Category is “Category X”.

Included with the October 17, 2011 resubmission of the Qnexa NDA was a proposed REMS framework. We discussed the REMS framework with the FDA and the details of the Qnexa REMS were discussed during the Advisory Committee meeting, held February 22, 2012. As mentioned above, on April 4, 2012, following the FDA’s request, we submitted a comprehensive REMS.

Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. The details of this study are under discussion with the FDA. This study could cost $100 to $200 million dollars and take as long as five or six years to complete.

Although no other requests for additional information or pre-approval studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA.

On December 17, 2010, we filed an MAA with the EMA for Qnexa Controlled-Release Capsules in the European Union, or the EU. The proposed indication in the EU is for the treatment of obesity, including weight loss and maintenance of weight loss, and should be used in conjunction with a mildly hypocaloric diet. The EMA’s review of Qnexa will follow their centralized marketing authorization procedure. If approved, Qnexa could receive marketing authorization in all 27 EU member countries. The MAA was officially validated for central procedure on January 19, 2011. If approved in the EU, Qnexa could be recommended for obese adult patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes or dyslipidemia. In Europe, approximately 150 million adults are considered overweight or obese, and the prevalence is rising rapidly. According to EMA guidelines for medicinal products used in weight control, a demonstration of weight loss of at least 10% of baseline weight, which is at least statistically greater than that associated with placebo, is considered to be a valid primary efficacy criterion. Based on the results of the Phase 3 program, we believe Qnexa has met this efficacy criterion set by the EMA for obesity therapies. In addition, the mean weight loss for the mid and top dose of Qnexa at the end of two years was 10.4% and 11.4%, respectively, which we believe met the efficacy benchmark set by the EMA for obesity therapies. These results were shown to be sustained over a two-year period and were associated with significant improvements in weight-related co-morbidities such as hypertension, dyslipidemia and diabetes. The MAA is comprised of data from over 4,500 overweight or obese patients with a broad range of weight-related co-morbidities. Two-year, double-blind data from SEQUEL (OB-305) were also included in the filing to demonstrate durability of treatment response and long-term safety.

In May 2011, we received a response to our MAA from the CHMP. The response was in the form of the “120-day questions.” The 120-day questions covered a broad range of topics including, without limitation, issues relating to phentermine, which include historical concerns regarding its potential association with valvulopathy and pulmonary hypertension; heart rate and limited long-term safety data in high-risk patients; and known and suspected effects of topiramate which include CNS and teratogenic potential. The CHMP also had questions concerning our proposed risk management plan for Qnexa. The 120-day questions were consistent with the issues previously raised in the FDA review process. We met with representatives from the CHMP in September

2011 to seek clarification on certain questions. We submitted our response to the 120-day questions in the fourth quarter of 2011. In January 2012, we received the 180-day List of Outstanding Issues, or 180-day LOI, from the CHMP. In order to perform additional analyses to allow further insights into the data as previously presented, we requested and, in April 2012, we received a two-month extension to respond to the 180-day LOI. The 180-day LOI contained requests for additional information including risk minimization activities to address various issues relating to cardiovascular, neuropsychiatric and potential teratogenic effects of Qnexa. In addition, we were asked to discuss the benefit/risk of the different doses of Qnexa, its potential use in different patient populations, and the expected long-term benefit of treatment with Qnexa. We have submitted our response to the 180-day LOI. There can be no assurance that our response will be adequate or that our MAA will be approved by the CHMP. Absent a delay, we anticipate an opinion from the CHMP in the second quarter of 2012.

On October 1, 2010, we entered into a definitive Asset Purchase Agreement with Meda to sell certain rights and assets related to MUSE, transurethral alprostadil, for the treatment of erectile dysfunction, or the MUSE Transaction. Meda had been our European distributor of MUSE since 2002. The assets sold in the MUSE Transaction include the U.S. and foreign MUSE patents, existing inventory, and the manufacturing facility located in Lakewood, New Jersey. We retained all of the liabilities associated with the pre-closing operations and products of the MUSE business and the accounts receivables for pre-closing MUSE sales. The transaction closed on November 5, 2010. The sale of MUSE allowed us to focus on the approval and commercialization of Qnexa and the development of avanafil. Prior to the closing of the MUSE Transaction, we regained all of the rights to MUSE and avanafil held by Deerfield Management Company, L.P., and affiliates, and Crown Bank, N.A., or Crown. On October 15, 2010, in preparation for the closing of the MUSE Transaction and in accordance with the terms of the agreements with Crown, we paid $4.8 million to Crown in satisfaction of all obligations owed to them under these agreements. As a result, the security interests and Certificate of Deposit held by Crown were terminated in our favor. Under the terms of the MUSE Transaction, we received an upfront payment of $22 million upon the closing and are eligible to receive an additional $1.5 million based on future sales of MUSE, provided that certain sales milestones are reached. Upon the closing of the MUSE Transaction, Meda is now responsible for the manufacturing, selling and marketing of MUSE. Meda also assumed all post-closing expenses and liabilities associated with MUSE. We have agreed not to develop, manufacture or sell any transurethral erectile dysfunction drugs for a period of three years following the closing of the MUSE Transaction. The assets and liabilities and results of operations associated with MUSE have been reported as discontinued operations for all periods presented.

We may have continued losses in future years, depending on the timing of our research and development expenditures, and we plan to continue to invest in clinical development of our current research and investigational drug candidates to bring those potential drugs to market.

Continuing operations

Research and development expenses (Unaudited)

	Three Months Ended March 31
	2012	2011	2012 vs. 2011 Increase
	(In thousands, except percentages)
Research and development expenses	$6,134	$4,480	37%

Research and development expenses in the first quarter of 2012 increased $1.6 million, or 37%, to $6.1 million, as compared to $4.5 million in the first quarter of 2011. In the first quarter of 2012, this increase in spending was primarily due to increased spending for Qnexa for obesity of $2.0 million due to Qnexa support including preparation for the second Qnexa advisory committee meeting and FORTRESS expenses, increases in other study expenses of $384,000 and other net research and development spending increases of $198,000 (primarily an incremental increase in non-cash share-based compensation expense of $188,000), partially offset by lower spending for avanafil of $903,000, as compared to the first quarter of 2011.

We anticipate that our research and development expenses in 2012 will increase significantly from costs incurred in 2011 as we begin the cardiovascular study for our investigational drug candidate, Qnexa, if approved by the FDA. There are likely to be additional research and development expenses related to avanafil and Qnexa and our other investigational drug candidates under development. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies. Regardless, if we are successful in obtaining FDA regulatory approval for any new investigational drug candidates being developed through our research and development efforts, except for Qnexa, currently under FDA regulatory review, and avanafil, approved by the FDA on April 27, 2012, we do not expect to recognize revenue from sales of such new drugs, if any, for at least a year or more due to the length of time required to develop investigational drug candidates into commercially viable products.

General and administrative expenses (Unaudited)

	Three Months Ended March 31
	2012	2011	2012 vs. 2011 Increase
	(In thousands, except percentages)
General and administrative expenses	$12,638	$5,428	133%

General and administrative expenses in the three months ended March 31, 2012 of $12.6 million increased $7.2 million, or 133% as compared to the three months ended March 31, 2011. In the quarter ended March 31, 2012, this increase is primarily due to higher spending on Qnexa pre-commercialization of $3.5 million (primarily related to marketing programs, market research and analytics) and avanafil pre-commercialization of $1.8 million (primarily related to marketing programs, consultants and market analytics), incremental increases in accounting expenses and related professional fees of $461,000 (primarily professional fees related to international tax planning), non-cash share-based compensation expense of $410,000, corporate expenses of $303,000 (primarily compensation and related increases), legal expenses of $254,000, and net increases in other general and administrative expenses totaling $464,000 (primarily human resources and investor relations related expenses), as compared to the quarter ended March 31, 2011.

We anticipate a significant increase in our general and administrative expenses in 2012, as compared to 2011, due to pre-commercialization activities for our investigational drug candidate, Qnexa, and if approved by the FDA, the commercialization of Qnexa.

Interest income and expense

Interest and other income, net for the quarter ended March 31, 2012 was $18,000, as compared to $43,000 for the quarter ended March 31, 2011. The decrease in interest and other income in the quarter ended March 31, 2012 as compared to the same period last year was largely due to lower investment yields on our cash, cash equivalents and available-for-sale securities.

Provision for income taxes

We recorded a provision for income taxes for the quarter ended March 31, 2012 of $7,000 as compared to $1,000 for the quarter ended March 31, 2011. Our income tax return for the year ended December 31, 2007 is currently under examination by the California Franchise Tax Board. Based on the progress of the audit to date, we believe adjustments may be made in earlier years that will reduce tax attributes available to offset tax due in 2007. We did not increase our unrecognized tax benefits for the quarter ended March 31, 2012. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of our provision for income taxes. During the quarter ended March 31, 2012, $2,000 of interest on the unrecognized tax benefits was recorded.

Discontinued operations

Selling, general and administrative expenses (Unaudited)

	Three Months Ended March 31,
	2012	2011	2012 vs. 2011 Increase
	(In thousands, except percentages)
Selling, general and administrative expenses	$16	$(14)	214%

Selling, general and administrative expenses were $16,000 in the three months ended March 31, 2012, as compared to $(14,000) in the three months ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Continuing Operations

Cash. Cash, cash equivalents and available-for-sale securities totaled $333.4 million at March 31, 2012, as compared to $146.8 million at December 31, 2011. The increase in cash, cash equivalents and available-for-sale securities of $186.6 million is primarily the net result of cash provided by financing activities and used for investing and operating activities. Included in these amounts are $8.7 million in net proceeds from common stock option exercises and $192.0 million in net proceeds from an underwritten public offering of our common stock during the quarter ended March 31, 2012.

Since inception, we have financed operations primarily from the issuance of equity securities. Through March 31, 2012, we have raised $656.1 million from financing activities, received $150 million from the sale of Evamist and had an accumulated deficit of $365.0 million at March 31, 2012.

At March 31, 2012, we had $200.7 million in cash and cash equivalents and $132.7 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities, in accordance with our investment policy. At March 31, 2012, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds that invest only in U.S. Treasury securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Liabilities.  Total liabilities were $13.1 million at March 31, 2012, which is $2.1 million higher than at December 31, 2011. The change in total liabilities includes a $1.9 million increase in accounts payable primarily due to increased operating activities and the timing of payments, a $1.9 million increase in other accrued liabilities, partially offset by a $280,000 decrease in accrued research and development expenses, a $1.1 million decrease in accrued employee compensation and benefits and a $301,000 decrease in current liabilities of discontinued operations.

Operating Activities.  Our operating activities used $13.8 million and $9.9 million in cash during the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012, our net operating loss of $18.8 million was offset by $2.7 million in non-cash share-based compensation expense, a $1.9 million increase in other accrued liabilities and a $1.9 million increase in accounts payable. These positive cash flows to our net operating loss were in turn offset by a $1.1 million decrease in accrued employee compensation and benefits.

During the quarter ended March 31, 2011, our net operating loss of $9.9 million was offset by $2.1 million in non-cash share-based compensation expense. This positive cash flow to our net operating loss was in turn offset by an $808,000 decrease in accounts payable, a $488,000 decrease in other accrued liabilities, a $469,000 decrease in accrued employee compensation and benefits and a $432,000 decrease in accrued research and clinical expenses.

We anticipate cash used in operations in 2012 will be higher than cash used in operations in 2011, primarily due to pre-commercialization activities for Qnexa.

Investing Activities.  Our investing activities used $25.5 million and provided $2.9 million in cash during the three months ended March 31, 2012 and 2011, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities.  Financing activities provided cash of $200.7 million and $1.5 million during the three months ended March 31, 2012 and 2011, respectively. In the first three months of 2012, cash provided by financing activities included $8.7 million in proceeds from the exercise of stock options and $192.0 million in net proceeds from an underwritten public offering of our common stock. In the first three months of 2011, cash provided by financing activities included $1.5 million in proceeds from the exercise of stock options.

Discontinued Operations

Cash used for operating activities in the three months ended March 31, 2012 was $316,000. In the three months ended March 31, 2012, our cash used for operating activities included our $16,000 net loss as well as a decrease in our accounts payable balance of $12,000 in accounts payable and a $289,000 decrease in our accrued product returns liability. The extinguishment of the largest liability of the discontinued operations, accrued product returns, will be settled in accordance with the returns policy by cash payments made to former customers for the return of expired MUSE product sold by VIVUS. The return window for expired MUSE product will end in 2013.

Cash used for operating activities in the quarter ended March 31, 2011 was $367,000. In the quarter ended March 31, 2011, the $14,000 net income was offset by a $115,000 decrease in accounts payable, a $48,000 decrease in accrued product returns, a $75,000 decrease in accrued chargeback reserve, and a $149,000 decrease in other accrued liabilities.

Financing Activities

On August 1, 2011, we filed a Form S-8 (File Number 333-175926) with the SEC registering 600,000 shares of common stock, par value $0.001 per share, under the 1994 Employee Stock Purchase Plan, as amended.

On August 24, 2011, we closed on the sale of a total of 6,889,098 shares of our common stock, at a price of $6.65 per share, pursuant to a previously-reported securities purchase agreement entered into on August 23, 2011 with certain investors in connection with a registered direct offering of the Company’s common stock, or the Offering. Gross proceeds to VIVUS from the sale of the common stock in the Offering totaled approximately $45.8 million before deduction of approximately $529,000 in fees and expenses related to the Offering. All of the shares of common stock were offered pursuant to an effective shelf registration statement on Form S-3ASR (Registration No. 333-161948), including the prospectus dated September 16, 2009 contained therein.

On March 6, 2012, we closed the public offering and sale of 9,000,000 shares of our common stock resulting in net proceeds to VIVUS of approximately $192.0 million after deducting underwriting discounts and commissions and estimated offering expenses. All of the shares of common stock were offered pursuant to an effective shelf registration statement on Form S-3 (Registration No. 333-161948), including the prospectus dated September 16, 2009 (as amended on February 28, 2012) contained therein, as the same has been supplemented.

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

With the exception of avanafil, our investigational drug candidates have not yet achieved FDA regulatory approval, which is required before we can market them as therapeutic products. In order to achieve regulatory approval, the FDA must conclude that our clinical data establish substantial evidence of safety and efficacy. The results from pre-clinical testing and early clinical trials may not be predictive of results in later clinical trials. It is possible for a candidate to show promising results in early clinical trials, but subsequently fail to demonstrate safety and efficacy data necessary to obtain regulatory approvals.

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

•                  whether or not the FDA chooses to follow the recommendation of the second Advisory Committee in its vote in favor of approval of Qnexa;

•                  the cost and time required to set up a distribution system, patient access system and REMS program for Qnexa that is suitable to address any FDA concerns;

•                  the impact of the results of the REMS or cardiovascular outcomes for obesity drugs advisory committee meetings;

•                  our ability to successfully commercialize by establishing marketing partnerships for avanafil in the U.S., and in our territories outside the U.S., if approved;

•                  MTPC’s ability to obtain foreign regulatory approval and maintain FDA or foreign regulatory approval to manufacture and adequately supply avanafil for commercial use;

•                  the cost, timing and outcome of the two post-approval clinical studies the FDA has required us to perform as part of the approval for avanafil;

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

•                  perceptions and interpretations of Qnexa or the data by outside analysts or others; and

•                  the activities of competitors.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least through 2013. However, we anticipate that we may require additional funding to continue our research and investigational drug candidate development programs, to conduct pre-clinical, clinical and retrospective studies and trials, to fund operating expenses, to pursue regulatory approvals for our investigational drug candidates, to finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, and we may require additional funding to establish additional or new manufacturing and marketing capabilities in the future and to manufacture quantities of our investigational drug candidates for approval and commercialization. In particular, we expect to make other substantial payments to the inventor of Qnexa pending approval by the FDA and to MTPC, in accordance with our agreement with MTPC in connection with the licensing of avanafil. These payments are based on certain development, regulatory and sales milestones. In addition, we are required to make royalty payments on any future product sales. Similar to the transaction with Evamist, we may consider selling or licensing any of our investigational drug candidates in development in order to raise additional funding. We may seek to access the public or private equity markets at any time. The sale of additional equity securities would result in additional dilution to our stockholders. We may also seek additional funding through strategic alliances, acquisitions of companies with cash balances and other financing mechanisms. We cannot assure you that adequate funding will be available on terms acceptable to us, if at all. If adequate funds are not available, we may be required to curtail significantly one or more of our investigational drug candidate development programs or obtain funds through arrangements with collaborators or others. This may require us to relinquish rights to certain of our technologies or investigational drug candidates and to pay royalties on future product sales. To the extent that we are unable to obtain third party funding for such expenses, we expect that increased expenses may result in future losses from operations. We are continually evaluating our existing portfolio and we may choose to divest or sell one or more of our investigational drug candidates at any time. We cannot assure you that we will successfully develop our products under development or that our products, if approved for sale, will generate revenues sufficient to enable us to earn a profit.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2012 excluding amounts already recorded on our condensed consolidated balance sheet as accounts payable, and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. This table includes our enforceable and legally binding obligations and future commitments, as well as obligations related to contracts that we are likely to continue, regardless of the fact that they were cancelable as of March 31, 2012. These do not include milestones and assumes non-termination of agreements. These obligations, commitments and supporting arrangements represent payments based on current operating plans, which are subject to change:

	Payments Due by Period
Contractual obligations	Total	2012	2013- 2015	2016- 2017	Thereafter
	(in thousands)
Operating leases	$2,444	$924	$1,240	$281	$—
Other agreements	27,234	27,135	98	—	—
Clinical trials	4,654	4,654	—	—	—
Total contractual obligations	$34,332	$32,713	$1,338	$281	$—

Operating Leases

In November 2006, we entered into a 30-month lease for our corporate headquarters located in Mountain View, California, or Lease. On December 16, 2008, November 12, 2009, December 3, 2010 and February 14, 2012, we entered into a first, second, third and fourth amendment, respectively, to this Lease. Under the fourth amendment to the Lease, the average base rent for the current premises is set at $2.50 per square foot or $45,015 per month. The fourth amendment also extended the lease term for the current premises for a period of twelve months commencing August 1, 2012 and terminating July 31, 2013 and provided us one additional option to extend the term of the Lease of the current premises for one year from the expiration of the Lease. In addition, the fourth amendment included a new lease on an additional 4,914 square feet of office space located at 1174 Castro Street, Mountain View, California, or the Expansion Space, which is adjacent to the Company’s corporate headquarters. The average base rent for the Expansion Space is approximately $2.75 per square foot or $13,513 per month. The new lease for the Expansion Space has a term of 60 months commencing on March 15, 2012, with an option to extend the term for one year from the expiration of the new lease.

Other Agreements

Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These include obligations for research and development, pre-commercial obligations, general and administrative services, and media/market research contracts, as well as obligations related to those contracts that we are likely to continue, regardless of the fact that they were cancelable as of March 31, 2012.

We have remaining commitments under various general and administrative services agreements totaling $13.6 million at March 31, 2012, including $1.6 million related to Leland F. Wilson’s Employment Agreement. On December 19, 2007, the Compensation Committee of the Board of Directors of the Company approved an employment agreement, or the Employment Agreement, with Leland F. Wilson, the Company’s Chief Executive Officer. The Employment Agreement includes salary, incentive compensation, retirement benefits and length of employment, among other items, as agreed to with Mr. Wilson. The Employment Agreement had an initial term of two years commencing on the effective date, June 1, 2007, or the Effective Date. On January 23, 2009, the Compensation Committee approved an amendment to the Employment Agreement, or the Amendment, which amends the Employment Agreement. Pursuant to the Amendment, the initial term of the Employment Agreement was increased from two to three years commencing on June 1, 2007 and other relevant dates were also extended to reflect the three-year initial term. On January 21, 2011, the Compensation Committee approved the second amendment to Mr. Wilson’s Employment Agreement. Pursuant to the second amendment, the initial term of the Employment Agreement is increased to four years commencing on June 1, 2007. As neither party provided notice of termination, the Employment Agreement was automatically extended for an additional one-year term commencing on June 1, 2011. On January 27, 2012, the Compensation Committee approved the third amendment to the Employment Agreement which increased the initial term of the Employment Agreement from four (4) to five (5) years commencing on June 1, 2007.

We have also entered into various agreements with our research consultants and other contractors to perform regulatory services, drug research and testing and, at March 31, 2012, our remaining commitment under these agreements totaled $6.3 million. These amounts represent the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation. We have placed orders with MTPC for avanafil product testing and finished goods and our remaining commitment under these purchase obligations at March 31, 2012 totaled $7.3 million.

Clinical Trials

We have entered into various agreements with clinical consultants, investigators, clinical suppliers and clinical research organizations to perform clinical trial management and clinical studies on our behalf and, at March 31, 2012, our remaining commitment under these agreements totaled $4.7 million, which includes nearly all of the accrued research and clinical expenses of

$1.1 million in the condensed consolidated balance sheet as of March 31, 2012. We make payments to these providers based upon the number of patients enrolled and the length of their participation in the trials. These obligations, however, are contingent on future events, e.g. the rate of patient accrual in our clinical trials. This amount represents the remaining contractual amounts due under various contracts, although all of these contracts could be cancelled by us, in which case we would only be liable to the vendors for work performed to the date of cancellation.

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

We have paid upfront licensing fees of $5 million to MTPC and have agreed to make additional payments upon the completion of certain development, regulatory and sales milestones. During the first quarter of 2004, we initiated a Phase 2 clinical trial with avanafil, which triggered one of the clinical development milestone criteria noted above. In 2006, we paid MTPC $2 million in connection with this milestone. We have further agreed to pay royalties on net sales of products containing avanafil. No payments were made under this agreement with MTPC in the years ended December 31, 2007 and 2008; however, we paid MTPC $4 million in January 2009 following the enrollment in December 2008 of the first patient in the first Phase 3 clinical studies and in August 2011, VIVUS paid MTPC a $4 million milestone related to the filing of an NDA to the FDA for avanafil in June 2011. We expect to make other substantial payments to MTPC in accordance with our agreement with MTPC as we continue to develop and, if approved for sale, commercialize avanafil for the oral treatment of male sexual dysfunction. Such potential future milestone payments total $11 million in the aggregate and include payments upon: the obtainment of the first regulatory approval in the U.S. and any major European country; and achievement of $250 million or more in calendar year sales. In April 2012, the FDA approved the NDA for avanafil. Accordingly, we now owe MTPC, in accordance with our agreement with MTPC, a $3 million milestone payment, which we intend to pay in May 2012.

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

Other

On October 16, 2001, we entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational drug candidate development program for Qnexa for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to us with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, we have paid a total of $220,000 to Dr. Najarian through March 31, 2012 and have issued him options to purchase 40,000 shares of our common stock. We are obligated under the terms of the Assignment Agreement to make a milestone payment of $1 million and issue an option to purchase 20,000 shares of our common stock to Dr. Najarian upon marketing approval by the FDA of a product for the treatment of obesity that is based upon the Combination Therapy and Patents. The Assignment Agreement will require us to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that we decide not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined us as a part-time employee and currently serves as a Principal Scientist.

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

Market and Interest Rate Risk

Our cash, cash equivalents and available-for-sale securities as of March 31, 2012 consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at March 31, 2012 by approximately $359,000. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Related Class Action Lawsuits

The Company and two of its officers are defendants in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. CV10-4957 PJH, pending in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleges violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company’s clinical trials and New Drug Application, or NDA, for Qnexa as a treatment for obesity. In his Amended Class Action Complaint filed April 4, 2011, the plaintiff alleged generally that the defendants misled investors regarding the prospects for Qnexa’s NDA approval, and the drug’s efficacy and safety. On June 3, 2011, the defendants filed a motion to dismiss, which was heard by the Honorable Phyllis J. Hamilton on October 12, 2011. At the hearing, Judge Hamilton ruled from the bench and granted the defendants’ motion to dismiss, with leave to amend. Judge Hamilton also issued an order on October 13, 2011, which confirmed her ruling at the hearing. On November 9, 2011, plaintiff filed his Second Amended Class Action Complaint, again generally alleging that the defendants misled investors regarding the prospects for Qnexa’s NDA approval, and Qnexa’s efficacy and safety. On November 23, 2011, Judge Hamilton granted a stipulation and order requiring defendants’ motion to dismiss to be filed on or before December 30, 2011, plaintiff’s opposition to defendants’ motion to dismiss to be filed on or before February 22, 2012 and defendants’ reply to plaintiff’s opposition to be filed on or before March 30, 2012. The hearing on defendants’ motion to dismiss was held on April 18, 2012. Pending the outcome of defendants’ motion to dismiss, discovery will continue to be stayed.

Additionally, the Company’s directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV 10-05271 PJH, also pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in Kovtun. The parties have agreed to stay the litigation pending resolution of the defendants’ second motion to dismiss in Kovtun. The Company’s directors are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. As with the federal derivative litigation, the parties have agreed to stay these consolidated actions pending resolution of the second motion to dismiss in Kovtun.

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

We are largely dependent on the success of our investigational drug candidate Qnexa® for treatment of obesity, and cannot be certain that Qnexa will receive timely regulatory approval, if at all, or that, if approved, Qnexa will be successfully commercialized.

We currently have only a limited number of investigational drug candidates in clinical development, and our business depends on their successful development and, if approved, commercialization. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of drug products are subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries, which regulations differ by agency and country. We are not permitted to market our investigational drug candidates in the U.S. until we receive approval of a New Drug Application, or NDA, from the FDA, or in any foreign countries until we receive the requisite approval from the regulatory authorities of such countries.

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

We met with the FDA in April 2011, to discuss the feasibility of performing a retrospective observational study utilizing existing electronic medical claims healthcare databases to review fetal outcomes, including the incidence of major congenital malformations and oral cleft in the offspring of women who were exposed to topiramate during pregnancy. We reached agreement with the FDA on the retrospective observational study objectives and design, primary endpoints, and eligibility criteria. During the April 2011 meeting, it was agreed the study would be expanded to include all doses of topiramate and all diagnoses. It was also agreed that the results would be stratified and that the diagnoses of those exposed to topiramate would be matched with control groups with similar diagnoses and patient profiles. The co-primary endpoints are the relative risk of major congenital malformations and oral cleft in the offspring of women exposed to topiramate during pregnancy as compared to a control group that was not exposed to topiramate during pregnancy. The retrospective observational study is known as FORTRESS. Top-line preliminary results from FORTRESS were announced in December 2011. FORTRESS identified 1,945 mother-infant dyads exposed to topiramate either alone (monotherapy) or in combination with other antiepileptic agents (polytherapy) in the first trimester of pregnancy, or the Total Topiramate Cohort. Among the Total Topiramate Cohort, 1,740 dyads were exposed to topiramate monotherapy, or the Topiramate Monotherapy Cohort. There were five oral clefts in the Topiramate Monotherapy Cohort for a prevalence rate of 0.29% (5/1,740). This prevalence rate was compared to a control group of infants of women who had previously taken antiepileptic drugs including topiramate but not during the pregnancy of interest, or the Formerly Exposed Cohort. The prevalence rate for the Formerly Exposed Cohort was 0.16% (21/13,512). The prevalence ratio for Topiramate Monotherapy Cohort versus the Formerly Exposed Cohort was 1.88 (center-standardized, 95% CI 0.70-5.03).

FORTRESS analyzed data from a second control group, infants of women with similar medical profiles to the Total Topiramate Cohort regardless of prior antiepileptic drug use (the “Similar Medical Profile Cohort”). There were nine oral clefts from a sample of 13,614 dyads in the Similar Medical Profile Cohort, for a prevalence of 0.07%. One data source reported an anomalously low prevalence of oral clefts in the sample from the Similar Medical Profile Cohort. To investigate this finding, investigators performed repeated multiple re-sampling from the group of dyads who were eligible for this cohort and determined that the oral clefts prevalence observed in the cohort was likely due to random error. Based on these findings, the FDA requested that we utilize all of the available data in the entire Similar Medical Profile Cohort to determine the background prevalence of oral cleft. Using the entire Similar Medical Profile Cohort, the background prevalence of OC was found to be 0.16% (383/247614), and the Prevalence Ratio compared to the Topiramate Monotherapy cohort, standardized for center was 1.8 (95% CI 0.8-4.4).

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

On September 15, 2011, we announced that following a teleconference we had reached agreement with officials of the Division of Metabolism and Endocrinology Products, or DMEP, of the FDA on a plan that allowed for an early resubmission of the Qnexa NDA for the treatment of obesity. Based on this agreement, we resubmitted the Qnexa NDA on October 17, 2011, prior to completion of FORTRESS, and the FDA accepted the NDA for filing. On February 22, 2012, the FDA held a second meeting of the Endocrinology and Metabolic Drugs Advisory Committee, or the Advisory Committee, to discuss the additional data submitted for Qnexa. The FDA asked the Advisory Committee to discuss the following: (1) their interpretation of the available data regarding teratogenicity of topiramate, including whether they believe the data indicate an increase in the risk for oral clefts; (2) the potential strengths and weaknesses of the proposed teratogenicity risk management strategy for Qnexa; (3) the clinical significance of the changes in blood pressure and heart rate in overweight and obese patients treated with Qnexa versus placebo, taking into account the reported changes in antihypertensive therapy; and (4) whether the available data for Qnexa warrant that a cardiovascular outcomes trial be conducted prior to approval. The FDA requested the Advisory Committee to vote on whether, after considering all the available data included in the NDA and the discussions held at the meeting on February 22, 2012, including the questions referred to above, the overall benefit-risk assessment of Qnexa supports its approval for the treatment of obesity in individuals with a BMI > 30 kg/m2 or a BMI > 27 kg/m2 with weight related co-morbidities. The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA that was submitted for Qnexa in October 2011. On April 4, 2012, at the FDA’s request, we submitted a comprehensive Risk Evaluation and Mitigation Strategy, or REMS, for Qnexa, which was considered a major amendment to the NDA. The Prescription Drug User Fee Act, or PDUFA, target date for Qnexa was April 17, 2012. However, as the submission of the comprehensive REMS was within three months of the PDUFA target date, to provide time for a full review of the submission, the FDA extended the PDUFA target date by three months to July 17, 2012. The FDA has the ability to extend the PDUFA target date under certain circumstances, and there can be no assurance that it will not extend the PDUFA target date further in the future.

The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes or dyslipidemia. The proposed labeling for Qnexa submitted on October 17, 2011 included a contraindication that excluded the use of Qnexa by women of childbearing potential. In January 2012, we announced that following discussions with FDA officials, we were asked to remove the Qnexa contraindication for women of childbearing potential contained in the proposed label. There can be no assurance, however, that, if approved, the final Qnexa label would not include contraindications or warnings for specific populations, including women of childbearing potential. Qnexa would remain contraindicated for women who are pregnant. A contraindication typically indicates that a drug should not be used because the risk of use clearly outweighs any possible therapeutic benefit for that population. The proposed Pregnancy Category is “Category X”. Drugs in Category X are designated as such when studies in animals or humans have demonstrated fetal abnormalities and/or there is positive evidence of human fetal risk based on adverse reaction data from investigational or marketing experience, and the risks involved in use of the drug in pregnant women clearly outweigh potential benefits.

Included with the October 17, 2011 resubmission of the Qnexa NDA was a proposed REMS framework. We discussed the REMS framework with the FDA and the details of the Qnexa REMS were discussed during the Endocrinologic and Metabolic Drugs Advisory Committee meeting, held February 22, 2012. As mentioned above, on April 4, 2012, following the FDA’s request, we submitted a comprehensive REMS.

Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. The details of this study are under discussion with the FDA. This study could cost $100 to $200 million dollars and take as long as five or six years to complete.

Although no other requests for additional information or pre-approval studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA.

On March 28 and 29, 2012, the FDA convened an advisory committee of the Division of Metabolism and Endocrinology Products to discuss the role of cardiovascular assessment in the pre-approval and post-approval settings for drugs and biologics developed for the treatment of obesity.  A majority of the advisory committee members in attendance voted in favor of requiring obesity drugs without a theoretic risk or signal for cardiovascular harm to rule out a certain degree of excess cardiovascular risk either through a meta-analysis of pooled Phase 2/Phase 3 data or a cardiovascular outcomes trial.  The advisory committee vote is a non-binding recommendation to the FDA and the FDA may or may not prepare formal guidance based upon the advisory committee’s recommendation.  Although we continue to believe that the advisory committee’s recommendation stemming from this meeting will not apply to us, there can be no assurance that the FDA would not in the future require us to perform a cardiovascular safety outcomes study, pre- or post-approval, for Qnexa as a treatment for obesity.

On December 17, 2010, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, for Qnexa Controlled-Release Capsules in the European Union, or the EU. The proposed indication in the EU is for the treatment of obesity, including weight loss and maintenance of weight loss, and should be used in conjunction with a mildly hypocaloric diet. The EMA’s review of Qnexa will follow their centralized marketing authorization procedure. If approved, Qnexa could receive marketing authorization in all 27 EU member countries. The MAA was officially validated for central procedure on January 19, 2011. If approved in the EU, Qnexa could be recommended for obese adult patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes or dyslipidemia. In Europe, approximately 150 million adults are considered overweight or obese, and the prevalence is rising rapidly. According to EMA guidelines for medicinal products used in weight control, a demonstration of weight loss of at least 10% of baseline weight, which is at least statistically greater than that associated with placebo, is considered to be a valid primary efficacy criterion. Based on the results of the Phase 3 program, we believe Qnexa has met this efficacy criterion set by the EMA for obesity therapies. In addition, the mean weight loss for the mid and top dose of Qnexa at the end of two years was 10.4% and 11.4%, respectively, which we believe met the efficacy benchmark set by the EMA for obesity therapies. These results were shown to be associated with significant improvements in weight-related co-morbidities such as hypertension, dyslipidemia and diabetes. The MAA is comprised of data from over 4,500 overweight or obese patients with a broad range of weight-related co-morbidities. Two-year, double-blind data from SEQUEL (OB-305) were also included in the filing to demonstrate durability of treatment response and long-term safety.

In May 2011, we received a response to our MAA from the Committee for Medicinal Products for Human Use, or CHMP. The response was in the form of the “120-day questions.” The 120-day questions covered a broad range of topics including, without limitation, issues relating to phentermine, which include historical concerns regarding its potential association with valvulopathy and pulmonary hypertension; heart rate and limited long-term safety data in high-risk patients; and known and suspected effects of topiramate which include CNS and teratogenic potential. The CHMP also had questions concerning our proposed risk management plan for Qnexa. The 120-day questions were consistent with the issues previously raised in the FDA review process. We met with representatives from the CHMP in September 2011 to seek clarification on certain questions. We submitted our response to the 120-day questions in the fourth quarter of 2011. In January 2012, we received the 180-day List of Outstanding Issues, or 180-day LOI, from the CHMP. In order to perform additional analyses to allow further insights into the data as previously presented, we requested and, in April 2012, we received a two-month extension to respond to the 180-day LOI. The 180-day LOI contained requests for additional information including risk minimization activities to address various issues relating to cardiovascular, neuropsychiatric and potential teratogenic effects of Qnexa. In addition, we were asked to discuss the benefit/risk of the different doses of Qnexa, its potential use in different patient populations, and the expected long-term benefit of treatment with Qnexa. We have submitted our response to the 180-day LOI. There can be no assurance that our response will be adequate or that our MAA will be approved by the CHMP. Absent a delay, we anticipate an opinion from the CHMP in the second quarter of 2012.

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

We may not receive FDA approval for Qnexa, despite the vote of the FDA advisory committee to recommend approval.

On October 17, 2011, we resubmitted the Qnexa NDA and the FDA accepted the NDA for filing. On February 22, 2012, the FDA held an Advisory Committee meeting to discuss the additional information contained in the resubmitted NDA. The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA. On April 4, 2012, at the FDA’s request, we submitted a comprehensive REMS for Qnexa, which was considered a major amendment to the NDA. The PDUFA target date for Qnexa was April 17, 2012. However, as the submission of the comprehensive REMS was within three months of the PDUFA target date, to provide time for a full review of the submission, the FDA extended the PDUFA target date by three months to July 17, 2012. The FDA has the ability to extend the PDUFA target date under certain circumstances, and there can be no assurance that it will not extend the PDUFA target date further in the future.

On February 27, 2012, our chief executive officer in a televised interview on CNBC stated his personal belief that Qnexa will be approved by the FDA on or near the PDUFA target date. This statement is a forward-looking statement. There is no assurance that we will receive approval for Qnexa on the PDUFA target date or ever. The FDA may decide not to approve Qnexa, may issue another CRL, may further extend the PDUFA target date or may take various other actions. If Qnexa is not approved for commercial sale or if its development is delayed for any reason, our full investment in Qnexa may be at risk and we may be forced to write-off existing inventory, face significant costs to dispose of unusable inventory, and our business and financial condition could be materially adversely affected.

We received a Complete Response Letter, or CRL, from the FDA regarding our NDA for Qnexa as a treatment for obesity, and we may not be able to satisfy the FDA’s concerns.

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

On January 19, 2011, we held an End-of-Review meeting with the FDA to discuss the items contained in the CRL and the information we planned to include in the resubmission of the NDA for Qnexa. In anticipation of the meeting, we provided a briefing document that included comprehensive assessment of the teratogenic potential of topiramate including analyses integrating existing non-clinical and clinical data. In the Qnexa studies, which included 15 offspring from women exposed to Qnexa or topiramate, there were no reports of congenital malformations. In addition, we provided several new analyses including cardiovascular data from our SEQUEL (OB-305) and Sleep Apnea (OB-204) studies to demonstrate that Qnexa does not increase the risk for major cardiovascular events and that the observed increases in heart rate, which occurred in some patients over the course of the clinical program, did not increase the risk of cardiovascular events, as evidenced by adverse events reported in the trial. We also provided a synopsis of the final study report for the SEQUEL study. At the meeting, an overview was provided of the teratogenicity and cardiovascular risk material covered in the background package. The discussion also included elements of our proposed REMS program for Qnexa. The primary focus of the FDA at the meeting, however, concerned the teratogenic potential for topiramate, specifically the incidence of oral clefts observed in the North American AED Pregnancy Registry and in the UK Epilepsy and Pregnancy Registry. The FDA requested that we assess the feasibility of performing a retrospective observational study utilizing existing electronic medical claims healthcare databases to assess fetal outcomes, which include major congenital malformations and oral cleft, in the offspring of women who were exposed to topiramate during pregnancy.

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

On October 17, 2011, we resubmitted the Qnexa NDA and the FDA accepted the NDA for filing. On February 22, 2012, the FDA held an Advisory Committee meeting to discuss the additional information contained in the resubmitted NDA. The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA that was submitted for Qnexa in October 2011. On April 4, 2012, at the FDA’s request, we submitted a comprehensive REMS for Qnexa, which was considered a major amendment to the NDA. The PDUFA target date for Qnexa was April 17, 2012. However, as the submission of the comprehensive REMS was within three months of the PDUFA target date, to provide time for a full review of the submission, the FDA extended the PDUFA target date by three months to July 17, 2012. The FDA has the ability to extend the PDUFA target date under certain circumstances, and there can be no assurance that it will not extend the PDUFA target date further in the future.

The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes or dyslipidemia. The proposed labeling for Qnexa submitted on October 17, 2011 included a contraindication that excluded the use of Qnexa by women of childbearing potential. In January 2012, we announced that following discussions with FDA officials, we were asked to remove the Qnexa contraindication for women of childbearing potential contained in the proposed label. There can be no assurance, however, that, if approved, the final Qnexa label would not include contraindications or warnings for specific populations, including women of childbearing potential. Qnexa would remain contraindicated for women who are pregnant. A contraindication typically indicates that a drug should not be used because the risk of use clearly outweighs any possible therapeutic benefit for that population. The proposed Pregnancy Category is “Category X”.

Included with the October 17, 2011 resubmission of the Qnexa NDA was a proposed REMS framework. We discussed the REMS framework with the FDA and the details of the Qnexa REMS were discussed during the Advisory Committee meeting, held February 22, 2012. As mentioned above, on April 4, 2012, following the FDA’s request, we submitted a comprehensive REMS.

Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. The details of this study are under discussion with the FDA. This study could cost $100 to $200 million dollars and take as long as five or six years to complete.

Although no other requests for additional information or pre-approval studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA.

Top-line preliminary results from FORTRESS were announced in December 2011. As part of FORTRESS, MCMs are being evaluated and the analysis is ongoing. The FORTRESS findings are based on a claims-only analysis. All of the results of the study are considered to be preliminary until the results are validated. The results will be final when validation is completed, which is expected in the third quarter of 2012. There can be no assurance that the validation of this information will be successfully completed. There are no guarantees that the results from FORTRESS will be sufficient to satisfy the FDA’s safety concerns, that the FDA will not require us to conduct additional clinical or retrospective observational studies, that the FDA will approve our resubmission or that Qnexa will receive regulatory approval for any indication or prove to be commercially successful.

On August 15, 2011, during the International Conference on Pharmacoepidemiology & Therapeutic Risk Management, a new study assessing the risk of oral clefts in topiramate-exposed pregnancies was presented. The presentation entitled “Use of Topiramate and the Risk of Oral Clefts” contained an analysis of data from two large databases including the CDC’s National Birth Defects Prevention Study and the Birth Defect Study from the Slone Epidemiology Center at Boston University, together the Slone Study. Data from this new study demonstrated no increase in relative risk of overall major malformations (odds ratio 1.0; 95% CI 0.4-3.2), which provides supporting evidence that topiramate is not a major teratogen. The analysis did indicate an increased risk for oral cleft malformation may be associated with topiramate; however, we believe the magnitude of risk was substantially lower than data reflected in the current topiramate label. The Slone Study provides alternative methodology to assess relative risk with topiramate. The Slone Study assessed all malformations reported in two case-controlled surveillance programs, the Slone Epidemiology Center Birth Defects Study, or SBDS, and the CDC’s National Birth Defects Prevention Study, or NBDPS. In contrast to other available studies, which assess relative risk based on total topiramate exposure, this analysis assessed the relative risk based on the proportion of identified malformations that were exposed to topiramate. The study identified a total of approximately 34,000 major congenital malformations (11,000 from SBDS and 23,000 from NBDPS), including approximately 3,000 oral cleft malformations (800 SBDS and 2,200 NBDPS). Topiramate exposure during the first trimester of pregnancy was reported in 15 of the major malformations and seven of the oral clefts. There were no reports of isolated cleft palate in the topiramate-exposed pregnancies. Pooled data from the two databases showed a relative risk for oral cleft of 5.4 (95% CI 1.5-20.1). Results were pooled due to the small number of topiramate-exposed pregnancies in the individual databases. In the SBDS data base, three topiramate-exposed oral clefts were reported, producing a relative risk of 10.1 (95% CI 1.1-129.2). In the NBDPS data base, four topiramate- exposed oral clefts were reported, producing a relative risk of 3.6 (95% CI 0.7-20.0). The signal of potential risk from these new data is substantially lower than reported from the North American AED (9.6x) and UK pregnancy (16x) registries.

We are unable to determine the impact, if any, that the results of the Slone Study or FORTRESS may have on the approvability of Qnexa or our stock price. If the results of any or all of these studies are viewed negatively by the FDA and/or investors, they will have a material adverse impact on our ability to gain approval for Qnexa and our ability to raise additional capital at acceptable terms.

Our investigational drug candidates will likely be subject to enhanced scrutiny to demonstrate adequate safety than investigational drug candidates for more acute or life-threatening diseases.

We believe that the regulatory review of NDAs for investigational drug candidates intended for widespread use by a large proportion of the general population is becoming increasingly focused on safety. In this regard, it is likely that our investigational drug candidate, Qnexa, will be subject to increased scrutiny to show adequate safety than would an investigational drug candidate addressing more acute or life-threatening diseases, such as cancer or HIV. In 2010, the FDA notified healthcare professionals that the review of additional data from a post-approval study of sibutramine indicates an increased risk of heart attack and stroke in patients with a history of cardiovascular disease using sibutramine. Meridia (sibutramine) was marketed by Abbott Laboratories; however, in October 2010, Abbott Laboratories withdrew Meridia in the U.S. at the FDA’s request. In March 2011, the FDA issued a safety communication to the public and healthcare professionals about an increased risk of oral clefts in children born to mothers taking topiramate (one of the components in Qnexa). The pregnancy classification of topiramate was changed from Category C (which means that data from animal studies suggested potential fetal risks, but no adequate data from human clinical trials or studies were available at the time of approval) to Category D (which means there is positive evidence of human fetal risk based on human data but the potential benefits from use of the drug in pregnant women may be acceptable in certain situations despite its risks). We are unable to determine the impact of this communication and label change for topiramate on the potential approval of Qnexa.

The European Medicines Agency’s CHMP also completed a review of the safety and effectiveness of sibutramine. The CHMP has concluded that the benefits of sibutramine do not outweigh its risks, and that all marketing authorizations for medicines containing sibutramine should be suspended throughout Europe. We are unable to determine the impact on Qnexa, if any, of the recent actions in the U.S. and Europe with regard to sibutramine. Orexigen Therapeutics, manufacturers of Contrave, an investigational drug for the treatment of obesity, received a CRL from the FDA requesting that a long-term, randomized, placebo-controlled cardiovascular outcomes study be completed prior to refiling the NDA. According to Orexigen, the FDA requested a cardiovascular outcomes trial with an interim analysis to enable possible FDA approval of Contrave if the upper bound of the 95% confidence interval is less than 2. They further estimate that the interim analysis will require 87 major cardiovascular events (CV death, myocardial infarction and stroke) and will cost less than $100 million. Orexigen has agreed to complete this study. To date, the FDA has not requested that we perform any additional studies, including cardiovascular outcome studies pre-approval, other than the request to perform FORTRESS. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval; however, the details of this study have not yet been agreed to with the FDA. There can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies or that we will be able to agree with the FDA on the details of the cardiovascular outcomes study for Qnexa.

The CHMP may request the results of FORTRESS and may request additional studies including cardiovascular outcome studies or justification for not completing an outcomes study, prior to granting approval of Qnexa in the EU. In January 2012, we received the 180-day LOI from the CHMP. In order to perform additional analyses to allow further insights into the data as previously presented, we requested and, in April 2012, we received a two-month extension to respond to the 180-day LOI. The 180-day LOI contains requests for additional information including risk minimization activities to address various issues relating to cardiovascular, neuropsychiatric and potential teratogenic effects of Qnexa. In addition, we were asked to discuss the benefit/risk of the different doses of Qnexa, its potential use in different patient populations, and the expected long-term benefit of treatment with Qnexa. We have submitted our response to the 180-day LOI. There can be no assurance that our response will be adequate or that our MAA will be approved by the CHMP. Absent a delay, we anticipate an opinion from the CHMP in the second quarter of 2012.

Cardiovascular outcomes studies can take several years, cost millions of dollars and may result in showing an increased risk for major adverse cardiovascular events for patients undergoing drug treatment. If any regulatory agency were to require additional studies, including studies to address cardiovascular events, the impact on the timing of approval and, if approved, commercialization of Qnexa, avanafil, or any of our investigational drug candidates could be delayed or adversely impacted. Even if approved, investigational drug candidates may not be approved for all indications requested and such approval may be subject to limitations on the indicated uses for which the drug may be marketed and may have restricted access programs. Our business and reputation may be harmed by any failure or significant delay in receiving regulatory approval for the sale of any drugs resulting from our investigational drug candidates. As a result, we cannot predict when or whether regulatory approval will be obtained for any of our investigational drug candidates currently under development.

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

We have previously announced results from two pivotal Phase 3 clinical trials for safety and efficacy of our most advanced investigational drug candidate Qnexa, as a treatment for obesity, and we continue to analyze the data collected in these trials. In addition, the briefing documents prepared by us and the FDA ahead of any advisory committee meetings, as well as materials used during those meetings, have been made available to the public. The meeting materials contain information not previously disclosed to the public. The results of the CONQUER study were published in The Lancet, the results of the EQUIP study were published in Obesity and the results of SEQUEL were published in The American Journal of Clinical Nutrition, all of which are peer-reviewed medical journals. Top-line results of the extension study, OB-305, were released in the third quarter of 2010. Additional details of the results of the SEQUEL study have been and will continue to be disclosed at medical meetings and additional details will be available at future meetings. Consequently, it is possible that further analysis, presentation and publication of this information and other data on Qnexa may yield information or suggest conclusions not yet known that may negatively impact our ability to obtain regulatory approval for Qnexa as a treatment for obesity or, if approved, market acceptance.

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

We may be required to demonstrate through large, long-term outcome trials that our investigational drug candidates are safe and effective for use in a broad population prior to obtaining regulatory approval. Included with the October 17, 2011 resubmission of the Qnexa NDA was a proposed REMS framework. We discussed the REMS framework with the FDA and the details of the Qnexa REMS were discussed during the Advisory Committee meeting, held February 22, 2012. On April 4, 2012, following the FDA’s request, we submitted a comprehensive REMS for Qnexa, which was considered a major amendment to the NDA.

Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. The details of this study are under discussion with the FDA. This study could cost $100 to $200 million dollars and take as long as five or six years to complete.

Although no other requests for additional information or pre-approval studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA.

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

All of the investigational drug candidates that we are currently developing require extensive pre-clinical and/or clinical testing before we can submit any application for regulatory approval. Before obtaining regulatory approvals for the commercial sale of any of our investigational drug candidates, we must demonstrate with substantial evidence through pre-clinical testing and/or clinical trials that our investigational drug candidates are safe and effective in humans for the indication being studied. We may also be asked to conduct retrospective observational studies. The FDA requested that we conduct FORTRESS. Top-line preliminary results from FORTRESS were announced in December 2011. As part of FORTRESS, MCMs are being evaluated and the analysis is ongoing. The FORTRESS findings are based on a claims-only analysis. All of the results of the study are considered to be preliminary until the results are validated. The results will be final when validation is completed, which is expected in the third quarter of 2012.

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

Many of these factors may also ultimately lead to denial of regulatory approval of our investigational drug candidates. If we experience delays, suspensions or terminations in our retrospective observational studies or clinical trials for a particular investigational drug candidate, the commercial prospects for that investigational drug candidate will be harmed, and we may be unable to raise additional funds on favorable terms, if at all, or generate product revenues from that investigational drug candidate or revenues would be delayed, our reputation in the industry and in the investment community would likely be significantly damaged, and our stock price would likely decrease significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials and retrospective observational studies may also ultimately lead to the denial of regulatory approval of an investigational drug candidate.

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

In September 1997, the FDA requested drug manufacturers to voluntarily withdraw fenfluramine and dexfenfluramine. At the same time, the FDA recommended that patients using either fenfluramine or dexfenfluramine stop taking them. The FDA did not, however, request the withdrawal of phentermine. Although studies to date have not demonstrated that phentermine causes PPH and valvular heart disease, when used in larger populations over long periods of time, there is currently no conclusive study data indicating that Qnexa will not demonstrate rare, but significant cardiovascular or other detrimental side effects when used by the general population. Moreover, the adverse clinical history of fen-phen and dexfen-phen combinations for obesity may result in increased FDA regulatory scrutiny of the safety or the risk/benefit profile of Qnexa and may raise potential adverse publicity in the marketplace, which could affect market acceptance if Qnexa is approved for commercial sale. Our October 17, 2011 resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. The details of this study are under discussion with the FDA. This study could cost $100 to $200 million dollars and take as long as five or six years to complete.

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

Our investigational drug candidates or approved drugs may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval or limit the commercial profile of an approved label.

Side effects caused by our investigational drug candidates or approved drugs could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restricted label or the delay or denial of regulatory approval by the FDA or other regulatory authorities. For example, the FDA approved label for avanafil is contraindicated in patients taking nitrates. This contraindication may limit the commercial profile of avanafil. The most common side effects reported in the first Phase 3 study of avanafil were headache, flushing and nasal congestion. The most common side effects reported in our Phase 3 trials of Qnexa were paresthesia (tingling of the extremities), dry mouth, altered taste, headache and constipation. In addition, the constituent drugs of Qnexa each have their own side effect profiles that are included in their current respective product labels. If Qnexa is approved by the FDA, we would anticipate that the label would, at a minimum, include the side effect profiles of each of the constituent drugs. We also expect the label to include a warning or contraindication on use in pregnant women. While the constituent drugs that make up Qnexa have post-marketing safety records and while we have tested these constituent drugs in combination in our clinical trials of Qnexa, to date, the combination of these constituent drugs has not received regulatory approval. While we believe our Phase 3 Qnexa clinical trials have generated sufficient safety and efficacy data, the approvability and eventual labeling of Qnexa will be determined by the FDA. For example, in 2007, the Endocrinologic and Metabolic Drugs Advisory Committee convened by the FDA reviewed another company’s investigational obesity drug candidate, rimonabant, and voted not to recommend approval of the investigational drug candidate to the FDA, based on concerns regarding the safety profile of that investigational drug candidate, in particular, depression, suicidality and seizures. Two other obesity medications have also been rejected by the FDA citing specific safety concerns. However, in June 2011, the FDA approved an NDA for Suprenza (phentermine hydrochloride) orally dissolving tablets. Suprenza was approved by the same division of the FDA (Division of Metabolism and Endocrinology). There were no clinical trials performed with Suprenza. Suprenza has a pregnancy “Category X”. Drugs in Category X are designated as such when studies in animals or humans have demonstrated fetal abnormalities and/or there is positive evidence of human fetal risk based on adverse reaction data from investigational or marketing experience, and the risks involved in use of the drug in pregnant women clearly outweigh potential benefits.

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

Previously published studies suggest that the administration of topiramate alone, in conjunction with diet and a behavioral modification program, results in weight reduction in obese patients. The most prominent side effect seen in the published studies was paresthesia (tingling of the extremities), experienced by 42% to 59% of patients. In these studies, dropouts due to paresthesia were 5% or less. In the EQUATE, EQUIP and CONQUER Phase 3 obesity studies, tingling was experienced in 23%, 19% and 21%, respectively, of the patients on the top dose of Qnexa. In the Phase 2 diabetes study, paresthesia was experienced by 17% of the patients. The other common adverse events reported in the published topiramate monotherapy studies were also central nervous system, or CNS, related including fatigue, difficulty with attention, memory and concentration, and depression. In our obesity and diabetes studies, these CNS-related side effects were low, but they were higher than placebo. The pharmaceutical company performing research of topiramate alone for the treatment of obesity announced they had discontinued their development program including their controlled- release formulation for safety reasons.

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

The preliminary experience from an observational registration study conducted in the United Kingdom on women with epilepsy who became pregnant, published in the July 22, 2008 edition of Neurology, stated that the MCM rate observed in the study among infants born to women who were taking topiramate and other antiepileptics during their pregnancy raised some concerns. The UK Epilepsy and Pregnancy Register is a voluntary registry in the United Kingdom that collects information in order to gather and publish information on the relative safety of antiepileptic drugs in this population. The results of the study were updated and published in the October 21, 2010 edition of the Journal of Neurology, Neurosurgery and Psychiatry. In the study, 245 pregnancies were followed, of which 14 of 162, or 8.6%, had an MCM on polytherapy and three of 83, or 3.6%, had an MCM on topiramate monotherapy. The MCMs included oral clefts and hypospadias. It has been reported that prenatal exposure to certain antiepileptic drugs increases the risk of MCM from a background risk of between 1% and 2% to between 4% and 9%.

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

Top-line preliminary results from FORTRESS were announced in December 2011. FORTRESS identified 1,945 mother-infant dyads exposed to topiramate either alone (monotherapy) or in combination with other antiepileptic agents (polytherapy) in the first trimester of pregnancy, or the Total Topiramate Cohort. Among the Total Topiramate Cohort, 1,740 dyads were exposed to topiramate monotherapy, or the Topiramate Monotherapy Cohort. There were five oral clefts in the Topiramate Monotherapy Cohort for a prevalence rate of 0.29% (5/1,740). This prevalence rate was compared to a control group of infants of women who had previously taken antiepileptic drugs including topiramate but not during the pregnancy of interest, or the Formerly Exposed Cohort. The prevalence rate for the Formerly Exposed Cohort was 0.16% (21/13,512). The prevalence ratio for Topiramate Monotherapy Cohort versus the Formerly Exposed Cohort was 1.88 (center-standardized, 95% CI 0.70-5.03).

FORTRESS analyzed data from a second control group, infants of women with similar medical profiles to the Total Topiramate Cohort regardless of prior antiepileptic drug use (the “Similar Medical Profile Cohort”). There were nine oral clefts from a sample of 13,614 dyads in the Similar Medical Profile Cohort, for a prevalence of 0.07%. One data source reported an anomalously low prevalence of oral clefts in the sample from the Similar Medical Profile Cohort. To investigate this finding, investigators performed repeated multiple re-sampling from the group of dyads who were eligible for this cohort and determined that the oral clefts prevalence observed in the cohort was likely due to random error. Based on these findings, the FDA requested that we utilize all of the available data in the entire Similar Medical Profile Cohort to determine the background prevalence of oral cleft. Using the entire Similar Medical Profile Cohort, the background prevalence of OC was found to be 0.16% (383/247614), and the Prevalence Ratio compared to the Topiramate Monotherapy cohort, standardized for center was 1.8 (95% CI 0.8-4.4).

As part of FORTRESS, MCMs are being evaluated. The MCM analysis is ongoing. The FORTRESS findings are based on a claims-only analysis. All of the results of the study are considered to be preliminary until the results are validated. The results will be final when validation is completed, which is expected in the third quarter of 2012. There can be no assurance that the validation of this information will be successfully completed.

We resubmitted the Qnexa NDA on October 17, 2011, prior to completion of FORTRESS, and the FDA accepted the NDA for filing. On February 22, 2012, the FDA held an Advisory Committee meeting to discuss the additional information contained in the resubmitted NDA. The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA that was submitted for Qnexa in October 2011. On April 4, 2012, at the FDA’s request, we submitted a comprehensive REMS for Qnexa, which was considered a major amendment to the NDA. The PDUFA target date for Qnexa was April 17, 2012. However, as the submission of the comprehensive REMS was within three months of the PDUFA target date, to provide time for a full review of the submission, the FDA extended the PDUFA target date by three months to July 17, 2012. The FDA has the ability to extend the PDUFA target date under certain circumstances, and there can be no assurance that it will not extend the PDUFA target date further in the future.

The Qnexa NDA resubmission seeks approval for the treatment of obesity, including weight loss and maintenance of weight loss for obese patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes or dyslipidemia. The proposed labeling for Qnexa submitted on October 17, 2011 included a contraindication that excluded the use of Qnexa by women of childbearing potential. In January 2012, we announced that following discussions with FDA officials, we were asked to remove the Qnexa contraindication for women of childbearing potential contained in the proposed label. There can be no assurance, however, that, if approved, the final Qnexa label would not include contraindications or warnings for specific populations, including women of childbearing potential. Qnexa would remain contraindicated for women who are pregnant. A contraindication typically indicates that a drug should not be used because the risk of use clearly outweighs any possible therapeutic benefit for that population. The proposed Pregnancy Category is “Category X”.

Included with the October 17, 2011 resubmission of the Qnexa NDA was a proposed REMS framework. We discussed the REMS framework with the FDA and the details of the Qnexa REMS were discussed during the Advisory Committee meeting, held February 22, 2012. As mentioned above, on April 4, 2012, following the FDA’s request, we submitted a comprehensive REMS.

Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. The details of this study are under discussion with the FDA. This study could cost $100 to $200 million dollars and take as long as five or six years to complete.

Although no other requests for additional information or pre-approval studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA.

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

In May 2011, the Journal of the American Medical Association published the results of a study entitled, Newer-Generation Antiepileptic Drugs and the Risk of Major Birth Defects by Ditte Mølgaard-Nielsen, MSc, Anders Hviid, MSc, DrMedSci (JAMA. 2011;305(19):1996-2002) . The study was a population-based cohort study of 837,795 live-born infants in Denmark from January 1, 1996, through September 30, 2008. Individual- level information on dispensed antiepileptic drugs to mothers, birth defect diagnoses, and potential confounders was obtained from compulsory nationwide health registries. The main outcome measures were Prevalence Odds Ratios, or PORs, of any major birth defect diagnosed within the first year of life by fetal exposure to antiepileptic drugs.

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

In July 2011, abstracts for an international epilepsy conference including the top-line results of an additional retrospective study of medical claims data on oral clefts, or OCs, and MCMs associated with in utero topiramate exposure became available. This study was conducted using medical claims and pharmacy prescription data from the Wolters Kluwer Pharma Solutions Source® Lx Patient Longitudinal Database, which identified 778 mother-infant dyads exposed to topiramate within 10 months prior to giving birth. The study compared the incidence rate of OC and MCM in topiramate-exposed dyads to two control groups, one comprised of 3,431 dyads exposed to other antiepileptic drugs, or AEDs, during pregnancy and a second of 2,307 dyads with a diagnosis of epilepsy (with or without treatment), but no exposure to topiramate during pregnancy. Dyads exposed to known teratogens were excluded from all cohorts. The results of the study found there were no statistically significant differences in OC or MCM frequency between the topiramate and control groups.

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

The study, funded by VIVUS, was conducted utilizing Wolters Kluwer datasets from the United States and followed patients’ Pharmacy and Medical Claims (births from January 2003—December 2010) and covered an estimated 177 million lives. Probable exposure during pregnancy was refined using data on script fill date, days of medication supplied, infant birth date, and ICD-9 codes for birth term. We included the results of this study in the October 17, 2011 resubmission of the Qnexa NDA.

Patients in the year-long Qnexa studies had a mean elevation in heart rate at the end of the 56-week studies of 1.3, 0.6 and 1.6 beats per minute on the low, mid and top dose, respectively,  as compared to no change in the placebo group. Patients also had a decrease in systolic blood pressure of 3.3, 5.2 and 5.2 mmHg on the low, mid and top dose, respectively, as compared to a decrease of 2.1 mmHg in the placebo group. The clinical relevance of the increase in heart rate at these levels is unknown. In the CRL, the FDA asked us to provide evidence that the elevations in heart rate associated with Qnexa do not increase the risk for major adverse cardiovascular events. We have provided evidence from existing information and data analyses to show that the increase in heart rate associated with Qnexa does not increase the risk for major cardiovascular events, nor was it associated with a higher incidence of cardiovascular adverse events in the clinical program; however, there can be no assurance that the FDA will accept or agree with the evidence we provide, that the FDA and/or EMA will not require us to conduct long-term cardiovascular outcomes studies or other clinical studies prior to approval, or that we will be able to rule out, to the FDA’s and/or EMA’s satisfaction, that the elevations in heart rate associated with Qnexa do not increase the risk for major adverse cardiovascular events now or in the future. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. The details of this study are under discussion with the FDA. There can be no assurance that we will be able to agree with the FDA on the details of the cardiovascular outcomes study for Qnexa. A company with a potentially competitive compound has recently agreed to complete a cardiovascular study pre-approval. The potentially competitive compound has shown in Phase 3 studies that patients treated with it had small but statistically significant mean increases in systolic and diastolic blood pressure relative to placebo. In contrast, Qnexa has been shown to decrease blood pressure relative to placebo.

If our trials are not successful or are perceived as not successful by the FDA, physicians, analysts, investors, the media or the public in general our business, financial condition and results of operations will be materially harmed.

If we, or others, identify unknown side effects caused by our investigational drug candidates or approved drugs, a number of potentially significant negative consequences could result, including:

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

We may choose or be required by regulatory authorities to restrict distribution of Qnexa to specialty pharmacies and to registered physicians and patients. Our success in distributing our investigational drug candidate, if approved, in this manner could be limited, which could have an adverse effect on our business, financial condition, results of operations and cash flow.

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

We have in-licensed all or a portion of the rights to our investigational drug candidates and approved drugs from third parties. If we default on any of our material obligations under those licenses, we could lose rights to our investigational drug candidates or approved drugs.

We have in-licensed and otherwise contracted for rights to our investigational drug candidates and approved drugs, and we may enter into similar licenses in the future to supplement our investigational drug candidate pipeline. Under the relevant agreements, we are subject to commercialization, development, supply, sublicensing, royalty, insurance and other obligations. If we fail to comply with any of these requirements, or otherwise breach these license agreements, the licensor may have the right to terminate the license in whole or to terminate the exclusive nature of the license. Loss of any of these licenses or the exclusive rights provided therein could harm our financial condition and operating results.

In particular, the rights to avanafil were licensed from Tanabe Seiyaku Co., Ltd., or Tanabe, in 2001. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or MTPC. We are in discussion with MTPC about certain aspects of the license agreement relating to the manufacture and supply of products. In addition, we are currently obligated to use our best commercial efforts to market avanafil within six months of the April 27, 2012 FDA approval date. Failure to reach agreement with MTPC or to market the drug within the six-month period may have an adverse impact on the commercial future of avanafil. The rights to Qnexa were licensed from Dr. Najarian in 2001. We believe we are in compliance with all the material terms of our current agreements; however, there can be no assurance that this compliance will continue or that the licensors would not have a differing interpretation of the material terms of the agreements. If the license agreements were terminated early or if the terms of the license were contested for any reason, it would have a material adverse impact on our ability to commercialize products subject to these agreements, our ability to raise funds to finance our operations, our stock price and our overall financial condition. The monetary and disruption costs of any disputes involving our collaborative agreements could be significant despite rulings in our favor.

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

We face significant governmental regulation during our investigational drug candidate development and approved drug commercialization activities.

The research, testing, manufacturing, selling and marketing of investigational drug candidates and approved pharmaceuticals is subject to extensive regulations by the FDA and other regulatory agencies in the U.S. and other countries. We cannot predict with certainty if or when we might submit for regulatory review our investigational drug candidates currently under development, except for Qnexa, for which the NDA was submitted to the FDA on December 29, 2009 and for which we resubmitted the NDA in October 2011, and for avanafil for which the NDA was submitted to the FDA in June 2011 and for which we received FDA approval of the NDA on April 27, 2012, in advance of the April 29, 2012 PDUFA target date. We intend to market avanafil through a partner in the U.S. under the name Stendra®. The Advisory Committee of the FDA reviewed the Qnexa NDA on February 22, 2012 and voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA. On April 4, 2012, at the FDA’s request, we submitted a comprehensive REMS for Qnexa, which was considered a major amendment to the NDA. The PDUFA target date for Qnexa was April 17, 2012. However, as the submission of the comprehensive REMS was within three months of the PDUFA target date, to provide time for a full review of the submission, the FDA extended the PDUFA target date by three months to July 17, 2012. The FDA has the ability to extend the PDUFA target date under certain circumstances, and there can be no assurance that it will not extend the PDUFA target date further in the future. Even if submitted, the FDA can suspend or modify clinical studies at any time if the agency believes that the patients participating in such studies are being exposed to unacceptable health risks.

Regulatory approval is never guaranteed, and the approval process typically takes several years and is extremely expensive. The FDA has substantial discretion in the drug approval process. Despite the time and expense involved, failure can occur at any and every stage.

In July 2008, an FDA advisory committee discussed the role of cardiovascular outcomes assessment in the pre-approval and post-approval settings for drugs and biologics developed for the treatment of type 2 diabetes mellitus. The advisory committee recommended that sponsors conduct a long-term cardiovascular trial or to provide other equivalent evidence to rule out an unacceptable cardiovascular risk. The FDA has since published a guidance document in December 2008 for the evaluation of cardiovascular risk in new antidiabetic therapies specifically for the treatment of type 2 diabetes. In general, the FDA recommends that sponsors should compare the incidence of important cardiovascular events occurring with the antidiabetic investigational agent to the incidence of the same type of events with the control group to estimate the relative risk of the investigational antidiabetic agent. This may be accomplished by either conducting an integrated analysis (meta-analysis) of the Phase 2 and Phase 3 studies, if the investigational drug was in late-stage development at the time the December 2008 guidance was published, or conduct a single, large, prospective long-term cardiovascular safety outcomes study prior to NDA submission. A long-term cardiovascular study would take several years to complete and would require financial and personnel resources that may be beyond our current capabilities. Qnexa, in development for diabetes is subject to this recommendation. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. The details of this study are under discussion with the FDA. On March 28 and 29, 2012, the FDA convened an advisory committee of the Division of Metabolism and Endocrinology Products to discuss the role of cardiovascular assessment in the pre-approval and post-approval settings for drugs and biologics developed for the treatment of obesity.  A majority of the advisory committee members in attendance voted in favor of requiring obesity drugs without a theoretic risk or signal for cardiovascular harm to rule out a certain degree of excess cardiovascular risk either through a meta-analysis of pooled Phase 2/Phase 3 data or a cardiovascular outcomes trial.  The advisory committee vote is a non-binding recommendation to the FDA and the FDA may or may not prepare formal guidance based upon the advisory committee’s recommendation.  Although we continue to believe that the advisory committee’s recommendation stemming from this meeting will not apply to us, there can be no assurance that the FDA would not in the future require us to perform a cardiovascular safety outcomes study, pre-approval, for Qnexa as a treatment for obesity.

Previously, the FDA notified healthcare professionals that the review of data from a post-approval outcomes trial of an anti-obesity agent, sibutramine, indicates an increased risk of heart attack and stroke in patients with a history of cardiovascular disease. Based on the serious nature of the review findings, the FDA requested, and the manufacturer agreed, to add a new contraindication to the sibutramine drug label stating that sibutramine is not to be used in patients with a history of cardiovascular disease. In 2010, sibutramine was withdrawn from the market in the U.S. and in the EU. Orexigen Therapeutics, the developer of Contrave, received a CRL and reported that the CRL stated that before the NDA could be approved they must conduct a randomized, double-blind, placebo-controlled trial of sufficient size and duration to demonstrate that the risk of major adverse cardiovascular events in overweight and obese patients treated with naltrexone/bupropion does not adversely affect the drug’s benefit-risk profile. According to Orexigen, the FDA requested a cardiovascular outcomes trial with an interim analysis to enable possible FDA approval of Contrave if the upper bound of the 95% confidence interval is less than 2. They further estimate that the interim analysis will require 87 major cardiovascular events (CV death, myocardial infarction and stroke) and will cost less than $100 million. Orexigen has agreed to complete this study. If we are required to complete a long-term cardiovascular safety outcomes study for Qnexa pre-approval, the ultimate approval may be delayed for several years and, whether a long-term cardiovascular safety outcomes study is required pre- or post-approval, the overall cost of the development program will significantly increase.

In June 2007, an FDA advisory committee recommended against approval of rimonabant, an oral obesity treatment that targets the CB1 receptor system. Rimonabant was a centrally-acting drug that reduced patients’ desire to eat being developed by another company. The advisory committee expressed concerns about the impact of the drug on depressed patients and also expressed concerns about patients having thoughts about suicide. In addition, concerns about rimonabant’s mechanism of action and interference with the CB1 receptor pathway were also voiced. The company withdrew its NDA for rimonabant shortly after the advisory committee meeting. Although the active ingredients in Qnexa have been previously approved by FDA at higher doses for other indications, Qnexa is a centrally-acting drug that may increase the risk of psychiatric side effects such as depression and/or suicidal ideation.

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

Following regulatory approval of any investigational drug candidates, and in connection with the marketing of approved drugs, we will be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize our drugs.

If one of our investigational drug candidates is approved by the FDA or by another regulatory authority for a territory outside of the U.S., or if avanafil is marketed in the U.S., we will be required to comply with extensive regulations for drug manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the investigational drug candidates or to whom and how we may distribute our products. Even if U.S. regulatory approval is obtained, the FDA may still impose significant restrictions on a drug’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the label ultimately approved for Qnexa, if any, may include restrictions on use, including restrictions based on pregnancy status, level of obesity and duration of treatment or a boxed warning related to concerns regarding antidepressants, antiepileptics or otherwise. If so, we may be subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize Qnexa. The FDA may also require the distribution of a Medication Guide to patients outlining the increased risk of suicidal thinking or behavior in children and adolescents or other populations. The FDA could also require a registry to track the patients utilizing the drug or implement a REMS that could restrict access to the drug, reduce our revenues and/or increase our costs.

Included with the October 17, 2011 resubmission of the Qnexa NDA was a proposed REMS framework. We discussed the REMS framework with the FDA and the details of the Qnexa REMS were discussed during the Advisory Committee meeting, held February 22, 2012. On April 4, 2012, following the FDA’s request, we submitted a comprehensive REMS, which was considered a major amendment to the NDA.

Potentially costly post-marketing clinical studies may be required as a condition of approval to further substantiate safety or efficacy, or to investigate specific issues of interest to the regulatory authority. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, and we have since submitted a draft protocol to the FDA. The details of this study are under discussion with the FDA. This study could cost $100 to $200 million dollars and take as long as five or six years to complete. Although no other requests for additional information or pre-approval studies were made by the FDA at these meetings or in the CRL, there can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies in connection with the Qnexa NDA.

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

•                  restrictions on operations, including costly new manufacturing requirements; and

•                  product recalls or seizures.

We have an agreement with MTPC to supply the active pharmaceutical ingredient, or API, and the tablets for avanafil. The MTPC manufacturing sites have been inspected by the U.S. and EU authorities. We do not believe the results of those inspections will have an impact on MTPC’s ability to supply avanafil, or the approval, or the timing of approval, of avanafil in the in the EU. However, if MTPC is unable to receive approval from foreign authorities, and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or tablets in sufficient quantities to meet projected demand, the EU approval, the U.S. commercial launch, and future sales of avanafil will be adversely effected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration for the commercialization of avanafil.

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

Even if we receive regulatory approval to commercialize our investigational drug candidates, our ability to generate revenues will be subject to a variety of risks, many of which are out of our control.

Even if our investigational drug candidates obtain regulatory approval, or if we market avanafil in the U.S., those drugs may not gain market acceptance among physicians, patients, healthcare payers or the medical community. The indication may be limited to a subset of the population or we may implement a distribution system and patient access program that is limited. For example, the FDA approved label for avanafil in the U.S. is contraindicated in patients taking nitrates. This contraindication may limit the commercial profile of avanafil, which we intend to market through a partner in the U.S. under the name Stendra. Coverage and reimbursement of our investigational drug candidates or approved drugs by third-party payers, including government payers, generally is also necessary for optimal commercial success. We believe that the degree of market acceptance and our ability to generate revenues from such drugs will depend on a number of factors, including:

•                  timing of market introduction of competitive drugs;

•                  efficacy and safety of our investigational drug candidates or approved drugs;

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

•                  price of any future drugs, if approved, or avanafil in the U.S., both in absolute terms and relative to alternative treatments;

•                  the effectiveness of our or any future collaborators’ sales and marketing strategies;

•                  the effect of current and future healthcare laws on our investigational drug candidates, or avanafil in the U.S.;

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

If approved, our investigational drug candidates or approved drugs may fail to achieve market acceptance or generate significant revenue to achieve or sustain profitability. In addition, our efforts to educate the medical community and third-party payers on the safety and benefits of our investigational drug candidates or approved drugs may require significant resources and may never be successful.

We have limited sales and marketing experience and no sales capabilities and we may not be able to effectively market and sell our investigational drug candidates, if approved, or our approved drugs, in the U.S. and/or internationally without a global pharmaceutical partner.

We are developing Qnexa, our investigational drug candidate for the treatment of obesity, for large markets traditionally served by general and family practitioners and internists. Generalist physicians number in the several hundred thousands in the U.S. Traditional pharmaceutical companies employ groups of sales representatives numbering in the thousands to call on this large generalist physician population. In order to adequately address these physician groups, we must establish sales and marketing collaborations or co-promotion arrangements or expend significant resources to develop our own sales and marketing presence. We currently have limited resources and may not be successful in developing our own sales and marketing presence or establishing sales and marketing collaborations or co-promotion arrangements on acceptable terms, if at all. We may also decide to forego any form of collaboration and develop sales and marketing capabilities on our own. We also face competition in our search for collaborators, co-promoters and sales force personnel. We may rely on third parties to develop or commercialize our investigational drug candidates or approved drugs. These third parties may fail to develop or effectively commercialize our investigational drug candidates or approved drugs because they cannot obtain the necessary regulatory approvals, decide to pursue a competitive potential product that may be developed outside of the collaboration or fail to devote the resources necessary to realize the full commercial potential of our investigational drug candidates or approved drugs.

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

On December 17, 2010, we filed an MAA, with the EMA for Qnexa Controlled-Release Capsules in the EU. The proposed indication in the EU is for the treatment of obesity, including weight loss and maintenance of weight loss, and should be used in conjunction with a mildly hypocaloric diet. The EMA’s review of Qnexa will follow their centralized marketing authorization procedure. If approved, Qnexa could receive marketing authorization in all 27 EU member countries. The MAA was officially validated for central procedure on January 19, 2011. If approved in the EU, Qnexa could be recommended for obese adult patients (BMI > 30 kg/m2), or overweight patients (BMI > 27 kg/m2) with weight-related co-morbidities such as hypertension, type 2 diabetes or dyslipidemia. In May 2011, we received a response to our MAA from the CHMP. The response was in the form of the “120-day questions.” The 120-day questions covered a broad range of topics including, without limitation, issues relating to phentermine, which include historical concerns regarding its potential association with valvulopathy and pulmonary hypertension; heart rate and limited long-term safety data in high-risk patients; and known and suspected effects of topiramate which include CNS and teratogenic potential. The CHMP also had questions concerning our proposed risk management plan for Qnexa. The 120-day questions were consistent with the issues previously raised in the FDA review process. We met with representatives from the CHMP in September 2011 to seek clarification on certain questions. We submitted our response to the 120-day questions in the fourth quarter of 2011. In January 2012, we received the 180-day List of Outstanding Issues, or 180-day LOI, from the CHMP. In order to perform additional analyses to allow further insights into the data as previously presented, we requested and, in April 2012, we received a two-month extension to respond to the 180-day LOI. The 180-day LOI contained requests for additional information including risk minimization activities to address various issues relating to cardiovascular, neuropsychiatric and potential teratogenic effects of Qnexa. In addition, we were asked to discuss the benefit/risk of the different doses of Qnexa, its potential use in different patient populations, and the expected long-term benefit of treatment with Qnexa. We have submitted our response to the 180-day LOI. There can be no assurance that our response will be adequate or that our MAA will be approved by the CHMP. Absent a delay, we anticipate an opinion from the CHMP in the second quarter of 2012.

In June 2011, we submitted an NDA to the FDA seeking approval of avanafil for the treatment of ED. We received the FDA’s approval of the avanafil NDA on April 27, 2012, in advance of the April 29, 2012 PDUFA target date. We submitted and the EMA accepted our MAA for avanafil in the EU in March 2012. While we have obtained FDA approval of avanafil, there can be no guarantee that the MAA for avanafil will be approved in the EU.

We rely on third parties to conduct pre-clinical, clinical and retrospective observational trials and studies for our investigational drug candidates and those third parties may not perform satisfactorily.

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

We do not have the ability to manufacture the materials we use in our pre-clinical and clinical trials and future commercial operations. Rather, we rely on various third parties to manufacture these materials and there may be long lead times to obtain materials. There can be no assurance that we will be able to identify, qualify and obtain prior regulatory approval for additional sources of clinical materials. If interruptions in this supply occur for any reason, including a decision by the third parties to discontinue manufacturing, technical difficulties, labor disputes, natural or other disasters, or a failure of the third parties to follow regulations, we may not be able to obtain regulatory approvals for our investigational drug candidates and may not be able to successfully commercialize these investigational drug candidates or our approved drugs.

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

In the case of avanafil, we rely on MTPC to supply the API and the tablets. The MTPC manufacturing sites for avanafil have been inspected by the U.S. and EU authorities. We do not believe the results of those inspections will have an impact on MTPC’s ability to supply avanafil, or the approval, or the timing of approval, of avanafil in the EU. However, if MTPC is unable to receive approval from foreign authorities, and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or tablets in sufficient quantities to meet projected demand, the EU approval, the U.S. commercial launch, and future sales of avanafil will be adversely effected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration for the commercialization of avanafil.

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

Risks Relating to our Operations

If we, or our suppliers, fail to comply with FDA and other regulatory agency regulations relating to our commercial manufacturing operations, we may be prevented from manufacturing our approved drugs, or may be required to undertake significant expenditures to become compliant with such regulations.

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

Failure to achieve satisfactory cGMP compliance as confirmed by routine and unannounced inspections could have a material adverse effect on our ability to continue to manufacture and distribute avanafil in the U.S., and any other commercial drugs, if approved, and, in the most serious case, result in the issuance of a regulatory warning letter or seizure or recall of products, injunction and/or civil penalties or closure of our manufacturing facility until cGMP compliance is achieved.

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

Any pre-marketing and marketing activities for our investigational drug candidates, or approved drugs, are subject to continued governmental regulation.

Prior to and after product approval by the FDA, any pre-marketing and marketing activities will be subject to FDA and other regulatory review. Certain activities undertaken prior to approval may be considered pre-approval promotion. Pre-approval promotion of investigational drug candidates is prohibited by FDA regulations. Failure to comply with these regulations may result in delays in the ultimate approval of our investigational drug candidates. After approval, if products are marketed in contradiction with FDA mandates, the FDA may issue warning letters that require specific remedial measures to be taken, as well as an immediate cessation of the impermissible conduct resulting in adverse publicity. The FDA may also order that all future promotional materials receive prior agency review and approval before use. Certain states have also adopted regulations and reporting requirements surrounding the promotion of pharmaceuticals. Qnexa, if approved, and avanafil, would be subject to these regulations. Failure to comply with state requirements may affect our ability to promote or sell pharmaceuticals drugs in certain states. This in turn could have a material adverse impact on our financial results and financial condition.

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

As part of the approval for avanafil, the FDA is requiring us to perform two post-approval clinical studies. One study will be a randomized, double-blind, placebo-controlled, parallel group multicenter clinical trial on the effect of avanafil on spermatogenesis in healthy adult males and males with mild erectile dysfunction. The other study will be a double-blind, randomized, placebo-controlled, single-dose vision clinical trial to assess the effects of avanafil on multiple parameters of vision, including, but not limited to visual acuity, intraocular pressure, pupillometry, and color vision discrimination in healthy male subjects. The protocols for both studies are to be submitted to the FDA on or before August 2012.

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

If we are unable to establish capabilities to sell, market and distribute our investigational drug candidates, if approved, or our approved drugs, either by developing our own capabilities or entering into agreements with others, we will not be able to successfully launch our investigational drug candidates, or approved drugs, upon FDA approval. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need. We may not be able to enter into any marketing or distribution agreements with third party providers on acceptable terms, if at all. In that event, our ability to generate revenues will be adversely affected.

The markets in which we operate are highly competitive and we may be unable to compete successfully against new entrants or established companies.

Competition in the pharmaceutical and medical products industries is intense and is characterized by costly and extensive research efforts and rapid technological progress. We are aware of several pharmaceutical companies also actively engaged in the development of therapies for the treatment of obesity, diabetes and sexual health and medical device companies for the treatment of sleep apnea. Many of these companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than we do. In addition, many of these companies have significantly greater experience than us in undertaking pre-clinical testing, human clinical trials and other regulatory approval procedures. Our competitors may develop technologies and products that are more effective than those we are currently marketing or researching and developing. Such developments could render avanafil and any other drugs, if approved, or our investigational drug candidates less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited experience. Mergers, acquisitions, joint ventures and similar events may also significantly change the competition.

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

In June 2011, the FDA approved an NDA, pursuant to section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (FDCA), for Suprenza (phentermine hydrochloride) orally dissolving tablets, 15 mg and 30 mg to be marketed and distributed by Akrimax Pharmaceuticals, LLC of New Jersey. This new drug application provides for the use of Suprenza (phentermine hydrochloride) orally dissolving tablets, 15 mg and 30 mg as a short-term (a few weeks) adjunct in a regimen of weight reduction based on exercise, behavioral modification, and caloric restriction in the management of exogenous obesity for patients with an initial body mass index > 30 kg/m2, or > 27 kg/m2 in the presence of other risk factors (e.g., controlled hypertension, diabetes, hyperlipidemia). No clinical trials were conducted for Suprenza, rather drugs submitted for approval under section 505(b)(2) are typically approved through the use of bioequivalence studies which show blood levels of the active pharmaceutical ingredient (API) of the drug seeking approval are consistent with those that had been previously approved. We are uncertain as to the impact, if any, of the approval of Suprenza on the approvability or future commercial success of Qnexa.

The currently approved oral medications for type 2 diabetes include insulin releasers such as glyburide, insulin sensitizers such as Actos and Avandia, inhibitors of glucose production by the liver such as metformin, DPP-IV inhibitors like sitagliptin (FDA approved 2006, marketed by Merck & Co. as Januvia), vildagliptin (EU approved 2007, marketed in the EU by Novartis as Galvus), saxagliptin (FDA approved in 2009, marketed as Onglyza by Astrazenca), and linagliptin (FDA approved in 2011, marketed as Trajenta by Eli Lilly Co. and Boehringer Ingelheim), as well as Precose and Glyset, which slow the uptake of glucose from the intestine. Approved injectable medications for type 2 diabetes treatment include glucagon-like peptide-1, or GLP-1, analogs such as Liraglutide, marketed under the brand name Victoza, developed by Novo Nordisk and Exenatide, marketed under the brand name Byetta, and a long-acting version of Exenatide marketed under the brand name Bydureon, developed by Amylin Pharmaceuticals and Eli Lilly and Company. Studies to date suggest GLP-1s improve control of blood glucose by increasing insulin secretion, delaying gastric emptying, and suppressing prandial glucagon secretion. Clinical studies have reported that patients treated with GLP-1s have reported weight loss of approximately six to eight pounds.

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

Significant competitive therapies exist for avanafil in the form of oral medications marketed by Pfizer, Inc. under the name Viagra®, Cialis®, marketed by Eli Lilly and Company, and Levitra®, which is co-marketed by GlaxoSmithKline plc and Schering-Plough Corporation in the U.S. In 2010, the European Commission approved a new formulation of Levitra (vardenafil HCI). Levitra 10mg oral-disintegrating tablet, or ODT, is the first erectile dysfunction, or ED, medication available in an ODT form. In the U.S., the medication was approved in June 2010 and is marketed by GlaxoSmithKline and Merck & Co., Inc. under the tradename STAXYN™. We are uncertain how the launch of ODT vardenafil will impact the future commercial potential of avanafil, which we intend to market through a partner in the U.S. under the name Stendra.

There are currently three PDE5 inhibitors approved for the treatment of erectile dysfunction in the U.S.: sildenafil, vardenafil, and tadalafil. Worldwide sales of these products were approximately $4.2 billion in 2011. As the patents for the three major PDE5 inhibitors currently being sold expire, generic PDE5s will enter the marketplace. Generic PDE5s would likely be sold at lower prices and may reduce the demand for avanafil and the prices we intend to charge for avanafil. For example, we are in discussion with MTPC about certain aspects of the license agreement relating to the manufacture and supply of avanafil. We have become aware that the cost of goods sold under this agreement may be higher than expected. As a result, we may charge more for avanafil, which could limit the profitability of avanafil. Failure to reach agreement with MTPC may have an adverse impact on the commercial future of avanafil. Additional PDE5 inhibitors are in various stages of development by other companies. Warner-Chilcott plc has licensed the U.S. rights to udenafil, a PDE5 inhibitor from Dong-A. Warner-Chilcott continues the Phase 3 development of this compound for ED. In April 2010, Warner-Chilcott and Dong-A expanded their agreement to include the right to develop, and if approved, market, the treatment of lower urinary tract symptoms, or LUTS, associated with Benign Prostatic Hyperplasia, or BPH, in the U.S. and Canada. Recently, Cialis has been approved for treatment of enlarged prostate.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our investigational drug candidates. Our competitors may also develop drugs or surgical approaches that are more effective, more useful and less costly than ours and may also be more successful in manufacturing and marketing their products. In addition, our competitors may be more effective in commercializing their products. We currently outsource our manufacturing and therefore rely on third parties for that competitive expertise. There can be no assurance that we will be able to develop or contract for these capabilities on acceptable economic terms, or at all. Orexigen Therapeutics, manufacturers of Contrave, an investigational drug for the treatment of obesity, received a CRL from the FDA requesting that a long-term, randomized, placebo-controlled cardiovascular outcomes study be completed prior to refiling the NDA. To date, the FDA has not requested that we perform any additional studies, including cardiovascular outcome studies pre-approval, other than FORTRESS. Cardiovascular outcomes studies can take several years, cost tens to hundreds of millions of dollars and may result in showing an increased risk for major adverse cardiovascular events for patients in the treatment arm. Our resubmission of the NDA for Qnexa states that we plan to conduct a cardiovascular outcomes study post-approval, which could impact the commercialization of Qnexa, if approved. If any regulatory agency were to require additional studies, pre- or post-approval, the impact on the timing of approval and, if approved, commercialization of Qnexa or any of our investigational drug candidates, could be delayed or adversely impacted. The FDA is requiring us to conduct post-approval studies for avanafil which may delay or adversely impact the commercialization of avanafil, including our ability to enter into a collaboration for the commercialization of avanafil in the U.S.

If our raw material supplier fails to supply us with the active pharmaceutical ingredients, or APIs, for our investigational drug candidates or approved drugs, for which availability is limited, we may experience delays in our investigational drug candidate development and approved drug commercialization.

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

MTPC manufactures the API and the tablets for avanafil. To date, MTPC has never manufactured commercial quantities of API or tablets for us. The MTPC manufacturing sites for avanafil have been inspected by the U.S. and EU authorities. We do not believe the results of those inspections will have an impact on MTPC’s ability to supply avanafil, or the approval, or the timing of approval, of avanafil in the EU. However, if MTPC is unable to receive approval from foreign regulators and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or tablets in sufficient quantities to meet projected demand, the EU approval, the U.S. commercial launch, and future sales of avanafil will be adversely effected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration for the commercialization of avanafil.

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

If we fail to retain our key personnel and hire, train and retain qualified employees, we may not be able to compete effectively, which could result in reduced revenues or delays in the development of our investigational drug candidates or commercialization of our approved drugs.

Our success is highly dependent upon the skills of a limited number of key management personnel. To reach our business objectives, we will need to retain and hire qualified personnel in the areas of manufacturing, sales and marketing, research and development, regulatory and legal affairs, clinical trial design, execution and analysis, and pre-clinical testing. There can be no assurance that we will be able to hire or retain such personnel, as we must compete with other companies, academic institutions, government entities and other agencies. The loss of any of our key personnel or the failure to attract or retain necessary new employees could have an adverse effect on our research, investigational drug candidate development, approved drug commercialization and business operations.

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

Any adverse changes in reimbursement procedures by government and other third party payers may limit our ability to market and sell our approved drugs, or any future drugs, if approved or limit our product revenues and delay profitability.

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

The healthcare industry in the U.S. and abroad is undergoing fundamental changes that are the result of political, economic and regulatory influences. The levels of revenue and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third party payers to contain or reduce healthcare costs through various means. Reforms that have been and may be considered include mandated basic healthcare benefits, controls on healthcare spending through limitations on the increase in private health insurance premiums and the types of drugs eligible for reimbursement and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes to the healthcare delivery system. These proposals include measures that would limit or prohibit payments for some medical treatments or subject the pricing of drugs to government control and regulations changing the rebates we are required to provide. These changes could impact our ability to maximize revenues in the Federal marketplace. In addition, healthcare reform legislation could affect the price of our approved drugs or our investigational drug candidates, if approved, under certain healthcare programs. These proposals include expanding the 340B drug pricing program to allow additional types of healthcare providers to purchase drugs at significant discounts and to require those discounts on inpatient drugs as well, increasing the minimum Medicaid drug rebate percentage, expanding Medicaid rebate liability to drugs purchased under Medicaid managed care contracts, increasing the Medicaid rebate on new formulations of existing drugs, and requiring Medicaid rebates to be paid on drugs provided to certain enrollees in the Medicare Part D prescription drug benefit. Due to uncertainties regarding the outcome of healthcare reform initiatives and their enactment and implementation, we cannot predict which, if any, of the reform proposals will be adopted or the effect such adoption may have on us. There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of government healthcare or third party reimbursement programs will not have a material adverse effect on us. Healthcare reform is also under consideration in other countries where we intend to market Qnexa, if approved.

We expect to experience pricing pressures in connection with the sale of avanafil and our investigational drug candidates, if approved, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. If we fail to successfully secure and maintain reimbursement coverage for our investigational drug candidates or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our investigational drug candidates and our business will be harmed. Congress has enacted healthcare reform and may enact further reform, which could adversely affect the pharmaceutical industry as a whole, and therefore could have a material adverse effect on our business.

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

As a result, we expect that there will be increased pressure to reduce prices for drugs to obtain favorable status for them under the plans offering prescription drug coverage to Medicare beneficiaries. This pressure could decrease the coverage and price that we receive for our approved drugs or our investigational drug candidates, if approved, in the future and could seriously harm our business. It is possible that our investigational drug candidate, Qnexa, if approved, could be particularly subject to price reduction initiatives because it is based on combinations of lower priced existing drugs.

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

We may face competition for our approved drugs or our investigational drug candidates, if approved, from lower priced products from foreign countries that have placed price controls on pharmaceutical products. The MMA contains provisions that may change U.S. importation laws and expand consumers’ ability to import lower priced versions of our investigational drug candidates and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of Health and Human Services certifies that the changes will lead to substantial savings for consumers and will not create a public health safety issue. The Secretary of Health and Human Services has not yet announced any plans to make this required certification. As directed by Congress, a task force on drug importation conducted a comprehensive study regarding the circumstances under which drug importation could be safely conducted and the consequences of importation on the health, medical costs and development of new medicines for U.S. consumers. The task force issued its report in December 2004, finding that there are significant safety and economic issues that must be addressed before importation of prescription drugs is permitted. In addition, a number of federal legislative proposals have been made to implement the changes to the U.S. importation laws without any certification, and to broaden permissible imports in other ways. Even if the changes do not take effect, and other changes are not enacted, imports from Canada and elsewhere may continue to increase due to market and political forces, and the limited enforcement resources of the FDA, the U.S. Customs Service and other government agencies. For example, Pub. L. No. 109-295, which was signed into law in October 2006 and provides appropriations for the Department of Homeland Security for the 2007 fiscal year, expressly prohibits the U.S. Customs Service from using funds to prevent individuals from importing from Canada less than a 90-day supply of a prescription drug for personal use, when the drug otherwise complies with the Federal Food, Drug, and Cosmetic Act. Further, several states and local governments have implemented importation schemes for their citizens and, in the absence of federal action to curtail such activities, we expect other states and local governments to launch importation efforts. The importation of foreign products that compete with our future approved drugs, if any, could negatively impact our financial condition.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs, safety monitoring company and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, accidents, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our investigational drug candidate development programs and drug manufacturing operations. For example, the loss of clinical trial data from completed or ongoing clinical trials for our investigational drug candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our investigational drug candidates, or commercialization of our approved drugs, could be delayed. If we are unable to restore our information systems in the event of a systems failure, our communications, daily operations and the ability to develop our investigational drug candidates and approved drug commercialization efforts would be severely affected.

Natural disasters or resource shortages could disrupt our investigational drug candidate development and approved drug commercialization efforts and adversely affect results.

Our ongoing or planned clinical trials and approved drug commercialization efforts could be delayed or disrupted indefinitely upon the occurrence of a natural disaster. For example, in 2005, our clinical trials in the New Orleans area were interrupted by Hurricane Katrina. In addition, our offices are located in the San Francisco Bay Area near known earthquake fault zones and are therefore vulnerable to damage from earthquakes. In October 1989, a major earthquake in our area caused significant property damage and a number of fatalities. Our supplier of avanafil is located in Japan near known earthquake fault zones and is vulnerable to damage from earthquakes and tsunamis. We are also vulnerable to damage from other disasters, such as power loss, fire, floods and similar events. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial conditions.

Risks Relating to our Intellectual Property

We may be sued for infringing the intellectual property rights of others or others may infringe on our intellectual property rights.

There can be no assurance that our investigational drug candidates or approved drugs do not or will not infringe on the patent or proprietary rights of others. In addition, third parties may already own or may obtain patents in the future and claim that use of our technologies infringes these patents. We could incur substantial costs and diversion of the time and attention of management and technical personnel in defending ourselves against any such claims. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell any future approved drugs, and such claims could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that case, we could encounter delays in product introductions while we attempt to develop alternative investigational drug candidates or be required to cease commercializing any affected future approved drugs and our operating results would be harmed.

We believe the Supreme Court ruling in KSR International Co. v. Teleflex, Inc. raised the standards for patentability and ease the ability to show that a patent is obvious. This ruling will make it more difficult to obtain patents for combination pharmaceutical drugs. At the present time, we are unable to predict the impact, if any, that this ruling will have on our current or future patents and patent applications. If we are unable to defend the patents currently issued on our investigational drug candidates or approved drugs, or to obtain new patents for any reason, our ability to commercialize any approved drugs would be at risk.

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

The USPTO has over the last few years tried to enact and/or has proposed changes in the rules governing a number of aspects of patent prosecution practice, including (i) the duties of patent applicants to disclose material information that relates to their applications, (ii) the ability of patent applicants to file unlimited numbers of patent applications and patent claims that concern closely related inventions and/or different aspects of the same invention, and (iii) the manner in which the USPTO will decide whether to require patent applicants to separate closely related inventions into separate patent applications. Some of these rule changes are being challenged in the courts. It is unclear which of these rule changes, if any, will be allowed by the courts and which of them will continue to be pursued. In addition, the Leahy Smith America Invents Act, or AIA, signed into law by President Obama on September 16, 2011, has significantly changed the federal patent laws in multiple ways, including, but not limited to: (i) a transition to a first-to-file system from the long-standing first-to-invent system, (ii) consequent elimination of interference proceedings and the ability to “swear behind” a prior art reference, (iii) expansion of information usable as “prior art” by eliminating the distinction between disclosures in the U.S. and other countries, and (iv) the implementation of formal opposition proceedings as well as an expanded third-party submission system. Most of the provisions of the AIA will take effect on September 16, 2012.

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

Our commercial success also depends upon our ability to develop and manufacture our investigational drug candidates and market and sell future approved drugs and conduct our research and development activities without infringing or misappropriating the proprietary rights of others. There are many patents and patent applications filed, and that may be filed, by others relating to drug discovery and development programs that could be determined to be similar, identical or superior to ours or our licensors or collaborators. We may be exposed to future litigation by others based on claims that our investigational drug candidates, approved drugs, technologies or activities infringe the intellectual property rights of others. Numerous U.S. and foreign issued patents and pending patent applications owned by others also exist in the therapeutic areas in, and for the therapeutic targets for, which we are developing investigational drug candidates and have approved drugs. There are also numerous issued patents and patent applications to chemical compounds or synthetic processes that may be necessary or useful to use in our research, development, manufacturing or commercialization activities. These could materially affect our ability to develop our investigational drug candidates or manufacture, import or sell any approved drugs, and our activities, or those of our licensors or collaborators, could be determined to infringe these patents. Because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our investigational drug candidates, approved drugs or technologies may infringe. There also may be existing patents, of which we are not aware, that our investigational drug candidates, approved drugs or technologies may infringe. Further, there may be issued patents or pending patent applications in fields relevant to our business, of which we are or may become aware, that we believe (i) are invalid or we do not infringe; (ii) relate to immaterial portions of our overall drug discovery, development, manufacturing and commercialization efforts; or (iii) in the case of pending patent applications, the resulting patent would not be granted or, if granted, would not likely be enforced in a manner that would materially impact such efforts. We cannot assure you that others holding any of these patents or patent applications will not assert infringement claims against us for damages or seek to enjoin our activities. We also cannot assure you that, in the event of litigation, we will be able to successfully assert any belief we may have as to non-infringement, invalidity or immateriality, or that any infringement claims will be resolved in our favor.

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

Any name we intend to use for our investigational drug candidates will require approval from the FDA, regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a rigorous review of proposed product names, including an evaluation of potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies medical claims. If the FDA objects to one of our proposed product names, we will be required to adopt an alternative name for that investigational drug candidate. If we adopt an alternative name, we would lose the benefit of our existing trademark applications and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA, which could cause delays that would adversely impact our business. For example, the FDA has notified us that we will be unable to use the product name Qnexa for marketing our investigational product candidate for obesity, if approved. Accordingly, we must identify a new name for Qnexa and submit the same for FDA review and approval. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our investigational drug candidates.

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

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least through 2013. However, we anticipate that we will be required to obtain additional financing to fund the development of our research and development pipeline in future periods. Our future capital requirements will depend upon numerous factors, including:

•                  the cost, timing and final outcome of FORTRESS;

•                  the FDA’s interpretation of the data we submitted and may submit relating to teratogenicity and cardiovascular safety;

•                  whether or not the FDA or EMA requires us to perform additional clinical studies for Qnexa;

•                  whether or not the FDA chooses to follow the recommendation of the second Advisory Committee in its vote in favor of approval of Qnexa;

•                  the cost and time required to set up a distribution system, patient access system and REMS program for Qnexa that is suitable to address any FDA concerns;

•                  our ability to successfully commercialize by establishing marketing partnerships for avanafil in the U.S., and in our territories outside the U.S., if approved;

•                  MTPC’s ability to obtain foreign regulatory authority and maintain FDA or foreign regulatory approval to manufacture and adequately supply avanafil for commercial use;

•                  the cost, timing and outcome of the two post-approval clinical studies the FDA has required us to perform as part of the approval for avanafil;

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

We have substantially less money than we need to develop our investigational drug compounds into commercially available drugs. It takes many years and potentially hundreds of millions of dollars to successfully develop a pre-clinical or early clinical compound into an approved and commercially marketed drug, and our efforts may not result in any marketed drugs. We may need additional funds or a partner to bring avanafil, or our most advanced investigational drug candidate, Qnexa, to market, if ever.

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

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. We have financed our operations, and we expect to continue to finance our operations, primarily by issuing and selling our common stock. In light of our need for additional financing, we may issue additional shares of common stock that could dilute your ownership in our company and may include terms that give new investors rights that are superior to yours. For example, on March 6, 2012, we sold 9,000,000 shares of our common stock resulting in net proceeds to us of approximately $192.0 million. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. To raise additional capital, we may choose to issue additional securities at any time and at any price.

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

We have invested significant resources in the clinical development of Qnexa. We are planning for and may invest significant resources now in preparation for marketing approval and planning for manufacture of commercial supply and sales and marketing. Our engagement in these resource-intensive activities puts significant investment at risk if we do not obtain regulatory approval and successfully commercialize Qnexa in the U.S. On October 28, 2010, we received a CRL regarding the NDA for Qnexa as a treatment for obesity. The CRL stated that in its current form, the NDA for Qnexa was not approvable. On February 22, 2012, the FDA held a second meeting of the Advisory Committee, to discuss the additional data submitted for Qnexa. The FDA asked the Advisory Committee to discuss the following: (1) their interpretation of the available data regarding teratogenicity of topiramate, including whether they believe the data indicate an increase in the risk for oral clefts; (2) the potential strengths and weaknesses of the proposed teratogenicity risk management strategy for Qnexa; (3) the clinical significance of the changes in blood pressure and heart rate in overweight and obese patients treated with Qnexa versus placebo, taking into account the reported changes in antihypertensive therapy; and (4) whether the available data for Qnexa warrant that a cardiovascular outcomes trial be conducted prior to approval. The FDA requested the Advisory Committee to vote on whether, after considering all the available data included in the NDA and the discussions held at the meeting on February 22, 2012, including the questions referred to above, the overall benefit-risk assessment of Qnexa supports its approval for the treatment of obesity in individuals with a BMI > 30 kg/m2 or a BMI > 27 kg/m2 with weight related co-morbidities. The Advisory Committee voted 20 to 2 to recommend approval. The FDA is not bound by the recommendations of its advisory committees, but will consider their guidance during the review of the NDA that was submitted for Qnexa in October 2011. On April 4, 2012, at the FDA’s request, we submitted a comprehensive REMS for Qnexa, which was considered a major amendment to the NDA. The PDUFA target date for Qnexa was April 17, 2012. However, as the submission of the comprehensive REMS was within three months of the PDUFA target date, to provide time for a full review of the submission, the FDA extended the PDUFA target date by three months to July 17, 2012. The FDA has the ability to extend the PDUFA target date under certain circumstances, and there can be no assurance that it will not extend the PDUFA target date further in the future.

There is no assurance that our development of Qnexa will lead successfully to regulatory approval, or that obtaining regulatory approval will lead to commercial success. If Qnexa is not approved for commercial sale or if its development is delayed for any reason, our full investment in Qnexa may be at risk,  we may be forced to write-off existing inventory, face significant costs to dispose of unusable inventory and our business and financial condition could be materially adversely affected.

The investment of our cash balance and our available-for-sale securities are subject to risks which may cause losses and affect the liquidity of these investments.

At March 31, 2012, we had $200.7 million in cash and cash equivalents and $132.7 million in available-for-sale securities. While at March 31, 2012, our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by the Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. Although the U.S. congress was able to resolve the debt ceiling issue in time to avoid default, the major credit rating agencies have expressed their ongoing concern about the high levels of debt that the U.S. government has taken on. Standard & Poor’s announced that it had revised its outlook on the long-term credit rating of the United States to negative, which could affect the trading market for U.S. government securities. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. treasury securities as of March 31, 2012. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

Our involvement in securities related class action litigation could divert our resources and management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs and the FDA’s review of their NDAs. We are a defendant in a federal securities class action lawsuit and federal and consolidated state shareholder derivative lawsuits. These securities related class action lawsuits generally allege that the Company and its officers misled the investing public regarding the safety and efficacy of Qnexa and the prospects for the FDA’s approval of the Qnexa NDA as a treatment for obesity. Securities related class action litigation often is expensive and diverts management’s attention and our financial resources, which could adversely affect our business.

We have an accumulated deficit of $365.0 million as of March 31, 2012, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $365.0 million for the period from our inception through March 31, 2012, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income may be limited.

As of December 31, 2011, we had approximately $285.8 million and $132.9 million of net operating loss, or NOL, carryforwards with which to offset our future taxable income for federal and state income tax reporting purposes, respectively. We used $121.2 million federal and $32.2 million state NOLs to offset our year ended December 31, 2007 federal and state taxable income, which included the $150 million in gain recognized from the Evamist sale. Utilization of our net operating loss and tax credit carryforwards, or Tax Attributes, may be subject to substantial annual limitations provided by the Internal Revenue Code and similar state provisions to the extent certain ownership changes are deemed to occur. Such an annual limitation could result in the expiration of the Tax Attributes before utilization. The Tax Attributes reflected above have not been reduced by any limitations. To the extent it is determined upon completion of the analysis that such limitations do apply, the Company will adjust the Tax Attributes accordingly.

We face the risk that our ability to use our Tax Attributes will be substantially restricted if we undergo an “ownership change” as defined in Section 382 of the U.S. Internal Revenue Code, or Section 382. An ownership change under Section 382 would occur if “5-percent shareholders,” within the meaning of Section 382, collectively increased their ownership in the Company by more than fifty percentage points over a rolling three-year period. There can be no assurance that a Section 382 ownership change will not occur in the future.

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

•                  the impact of the results of the Risk Evaluation and Mitigation Strategy, or REMS, or cardiovascular outcomes for obesity drugs advisory committee meetings;

•                  whether or not the FDA and/or EMA require us to conduct additional clinical studies for Qnexa;

•                  the costs, timing and outcome of the two post-approval clinical studies which the FDA has required us to perform as part of the approval for avanafil;

•                  the cost and time required to set up a distribution system, patient access program and a REMS program for Qnexa that is suitable to address any FDA concerns;

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

These factors and fluctuations, as well as political and other market conditions, may adversely affect the market price of our common stock. Securities related class action litigation is often brought against a company following periods of volatility in the market price of its securities. We are currently a defendant in a number of federal and state securities related class action lawsuits and may be the target of similar litigation in the future. Securities related litigation, whether with or without merit, could result in substantial costs and divert management’s attention and financial resources, which could harm our business and financial condition, as well as the market price of our common stock.

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

On January 1, 2006, we adopted FASB ASC topic 718, Compensation—Stock Compensation, or ASC 718, which requires that we record compensation expense in the condensed consolidated statements of operations for share-based payments, such as employee stock options, using the fair value method. The adoption of this new standard is expected to continue to have a significant effect on our reported earnings, although it will not affect our cash flows, and could adversely impact our ability to provide accurate guidance on our future reported financial results due to the variability of the factors used to estimate the values of share-based payments. If factors change and we employ different assumptions or different valuation methods in the application of ASC 718 in future periods, the compensation expense that we record under ASC 718 may differ significantly from what we have recorded in the current period, which could negatively affect our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as Exhibits to this report:

EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(3)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(4)	Specimen Common Stock Certificate of the Registrant.

4.2(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

10.1(6)	Third Amendment dated January 27, 2012 to the Employment Agreement dated December 20, 2007 by and between the Registrant and Leland F. Wilson.

10.2(7)	Lease Amendment dated February 14, 2012.

31.1	Certification of Chief Executive Officer, dated May 7, 2012, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, dated May 7, 2012, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K filed with the Commission on April 20, 2012.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 filed with the Commission on April 16, 1997.

(5)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(6)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K filed with the Commission on February 16, 2012.

(7)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on January 27, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2012	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Sr. Vice President Finance and Global Corporate Development, Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(3)	Amended and Restated Certificate of Designation of the Registrant.

4.1(4)	Specimen Common Stock Certificate of the Registrant.

4.2(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

10.1(6)	Third Amendment dated January 27, 2012 to the Employment Agreement dated December 20, 2007 by and between the Registrant and Leland F. Wilson.

10.2(7)	Lease Amendment dated February 14, 2012.

31.1	Certification of Chief Executive Officer, dated May 7, 2012, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, dated May 7, 2012, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K filed with the Commission on April 20, 2012.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 filed with the Commission on April 16, 1997.

(5)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(6)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K filed with the Commission on February 16, 2012.

(7)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on January 27, 2012.