Form 10-Q
period 2012-09-30
VIVUS INC
filed 2012-11-06
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2012

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

At October 26, 2012, 100,588,350 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2012	December 31, 2011
	(Unaudited)	Note 1
ASSETS

Current assets:
Cash and cash equivalents	$62,274	$39,554
Available-for-sale securities	212,204	107,282
Accounts receivable, net	516	—
Inventories	14,650	3,107
Prepaid expenses and other assets	17,437	1,793
Total current assets	307,081	151,736
Property and equipment, net	1,419	320
Total assets	$308,500	$152,056
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,772	$2,940
Accrued research and clinical expenses	3,392	1,425
Accrued employee compensation and benefits	4,544	3,693
Deferred revenue	453	—
Other accrued liabilities	2,819	1,274
Current liabilities of discontinued operations	518	1,640
Total current liabilities	34,498	10,972

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 200,000 shares authorized; 100,588 and 88,975 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	101	89
Additional paid-in capital	703,351	487,235
Accumulated other comprehensive income	37	25
Accumulated deficit	(429,487)	(346,265)
Total stockholders’ equity	274,002	141,084
Total liabilities and stockholders’ equity	$308,500	$152,056

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue:
Net product revenue	$41	$—	$41	$—

Operating expenses:
Cost of goods sold	4	—	4	—
Research and development	9,300	3,738	24,307	19,253
Selling, general and administrative	31,269	5,203	59,351	15,934
Total operating expenses	40,573	8,941	83,662	35,187

Loss from operations	(40,532)	(8,941)	(83,621)	(35,187)

Interest and other income, net	59	132	130	210
Loss from continuing operations before income taxes	(40,473)	(8,809)	(83,491)	(34,977)
Provision for income taxes	(3)	(3)	(13)	(6)
Loss from continuing operations	(40,476)	(8,812)	(83,504)	(34,983)

Income from discontinued operations, net of tax	80	185	282	306
Net loss	$(40,396)	$(8,627)	$(83,222)	$(34,677)

Basic and diluted net loss per share:
Continuing operations	$(0.40)	$(0.10)	$(0.85)	$(0.42)
Discontinued operations	0.00	0.00	0.00	0.00
Net loss per share	$(0.40)	$(0.10)	$(0.85)	$(0.42)
Shares used in per share computation:
Basic and diluted	100,438	84,818	97,505	82,866

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(40,396)	$(8,627)	$(83,222)	$(34,677)
Other comprehensive income (loss):
Unrealized gain (loss) on securities, net of taxes	50	(30)	12	15
Comprehensive loss	$(40,346)	$(8,657)	$(83,210)	$(34,662)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(83,504)	$(34,983)
Adjustments to reconcile net loss to net cash used for operating activities from continuing operations:
Provision for cash discounts	10	—
Depreciation	124	85
Amortization of discount or premium on available-for-sale securities	3,104	2,234
Share-based compensation expense	10,922	5,825
Changes in assets and liabilities:
Accounts receivable	(73)	—
Inventories	(3,011)	118
Prepaid expenses and other assets	(13,601)	603
Accounts payable	9,627	(560)
Accrued research and clinical expenses	1,967	(1,535)
Accrued employee compensation and benefits	851	405
Other accrued liabilities	1,011	(173)
Net cash used for operating activities from continuing operations	(72,573)	(27,981)
Net cash used for operating activities from discontinued operations	(839)	(856)
Net cash used for operating activities	(73,412)	(28,837)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property and equipment purchases	(1,030)	(185)
Purchases of available-for-sale securities	(218,652)	(77,025)
Proceeds from maturity of available-for-sale securities	90,500	93,000
Proceeds from sale of available-for-sale securities	20,138	—
Net cash (used for) provided by investing activities	(109,044)	15,790

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from exercise of common stock options	13,054	1,894
Sale of common stock through employee stock purchase plan	122	132
Net proceeds from issuance of common stock	192,000	45,284
Net cash provided by financing activities	205,176	47,310

NET INCREASE IN CASH AND CASH EQUIVALENTS	22,720	34,263
CASH AND CASH EQUIVALENTS:
Beginning of period	39,554	37,216
End of period	$62,274	$71,479

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or US GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Management has evaluated all events and transactions that occurred after September 30, 2012 through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period which require recognition or disclosure in these unaudited condensed consolidated financial statements, except as disclosed in Note 12. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by US GAAP. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed on February 28, 2012 with the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

Reclassifications

Certain prior year amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates, including critical accounting policies or estimates related to available-for-sale securities, research and development expenses, income taxes, inventories, contingencies and litigation and share-based compensation. The Company bases its estimates on historical experience, information received from third-parties and on various market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions or conditions.

Accounts Receivable and Allowance for Doubtful Accounts

We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. The accounts receivable are reported on the balance sheet, net of the allowance for doubtful accounts. There is no such allowance at September 30, 2012 or December 31, 2011.

Inventories and Related Reserves

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories, which are valued using a weighted average cost method calculated for each production batch. Inventory includes the cost of the active pharmaceutical ingredients, or APIs, materials and third-party contract manufacturing and packaging services. Indirect overhead costs associated with production and distribution are allocated to the appropriate cost pool and then absorbed into inventory based on the units produced or distributed, assuming normal capacity, in the applicable period.

Inventory costs of product shipped to customers, but not yet shipped to patients through prescriptions, are recorded within inventories on the unaudited condensed consolidated balance sheets and are subsequently recognized to cost of goods sold when shipped to patients through prescriptions.

VIVUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the Company’s estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may adjust the reserve for excess inventory for that product and record a charge to cost of goods sold. There is no such inventory charge for the three or nine months ended September 30, 2012.

Revenue Recognition

The Company recognizes revenue from the sale of QsymiaTM (phentermine and topiramate extended-release), formerly referred to as Qnexa®, when: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if: (i) the price to the buyer is substantially fixed or determinable at the date of sale, (ii) the buyer has paid the Company, or the buyer is obligated to pay the Company and the obligation is not contingent on resale of the product, (iii) the buyer’s obligation would not be changed in the event of theft or physical destruction or damage of the product, (iv) the buyer acquiring the product for resale has economic substance apart from that provided by the Company, (v) the Company does not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (vi) the amount of future returns can be reasonably estimated.

Net Product Revenue and Product Sales Allowances

Product revenue is recognized net of cash consideration paid to customers for service fees in accordance with certified pharmacy services network agreements, and include a fixed rate per prescription shipped and monthly program management and data fees for certain services performed by the customer. These services are not deemed sufficiently separable from the customers’ purchase of the product; therefore, they are recorded as a reduction of revenue at the time of revenue recognition.

Other reductions of revenue include certain prompt pay cash discounts and allowances offered to the customers which are recognized as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the allowance is offered.

Calculating certain of these items involves estimates and judgments based on sales or invoice data and historical experience. Amounts accrued for sales deductions are adjusted when trends, significant events, or actual results indicate that adjustment is appropriate. Revisions of estimates for sales deductions are charged to income in the period in which the information that gives rise to the revision becomes known.

Qsymia was approved by the U.S. Food and Drug Administration, or FDA, in July 2012. The Company sells Qsymia product in the United States to pharmacies through a certified pharmacy services network, which are collectively, its customers. Under this arrangement, title and risk of loss transfer to the Company’s customers upon delivery of the product to their distribution facilities. They in turn, sell directly to patients through home delivery service.

The Company shipped initial orders of Qsymia to its customers in September 2012 and announced the availability of the product on September 17, 2012.  Qsymia has a 24-month shelf life and the Company grants rights to its customers to return unsold product three months prior to and up to twelve months after product expiration and issue credits which may be applied against existing or future invoices. Given the Company’s limited history of selling Qsymia and the lengthy return period, it has not been able to reliably estimate expected returns of Qsymia at the time of shipment, and therefore the Company recognizes revenue when units are shipped to patients through prescriptions, at which point, the product is not subject to return.

The Company will continue to recognize revenue for Qsymia based upon prescription sell-through until it has sufficient historical information to reliably estimate returns.

As of September 30, 2012, the Company had recorded deferred revenue of $453,000 related to shipments of Qsymia, which represents product shipped to customers, but not yet shipped to patients through prescriptions. A corresponding accounts receivable is also recorded for this amount, as the payments from customers are not contingent upon the sale of product to patients.

VIVUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Cost of goods sold

Cost of goods sold for units shipped to patients through prescriptions includes the inventory costs of APIs, third-party contract manufacturing costs, packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2011, that are of significance, or potential significance to the Company.

2. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with the Financial Accounting Standards Board, or FASB’s, Accounting Standards Codification, or ASC, topic 718, Compensation—Stock Compensation, or ASC 718, and ASC 505-50, Equity — Equity Based Payments to Non-Employees.

Total share-based compensation expense for all of the Company’s share-based awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Research and development	$1,194	$438	$2,659	$1,506
Selling, general and administrative	3,486	1,282	8,263	4,319
Share-based compensation expense	$4,680	$1,720	$10,922	$5,825

Included in the inventory carrying value as of September 30, 2012 is $30,000 of share-based compensation expense which has been absorbed into inventory.

3. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type are presented in the tables that follow:

As of September 30, 2012 (in thousands):

Cash and cash equivalents	Amortized Cost	Estimated Fair Value
Cash and money market funds	$62,274	$62,274
Total cash and cash equivalents	$62,274	$62,274

Available-for-sale securities	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
Maturing within one year	$195,414	$195,451	$37	$—
Maturing within one to two years	16,753	16,753	—	—
Total available-for-sale securities	$212,167	$212,204	$37	$—

The Company may or may not hold securities with stated maturities greater than 12 months. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may sell these securities prior to their stated maturities.  As these securities are viewed by the Company as available to support current operations, securities with stated maturities beyond 12 months are classified as current assets.

VIVUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Fair Value Measurements

The following fair value hierarchy tables present information about the Company’s assets (cash and cash equivalents and available-for-sale securities) measured at fair value on a recurring basis (in thousands):

	Basis of Fair Value Measurements
	Balance at September 30, 2012	Level 1
Cash and cash equivalents:
Cash and money market funds	$62,274	$62,274
Total cash and cash equivalents	$62,274	$62,274

	Basis of Fair Value Measurements
	Balance at September 30, 2012	Level 1
Available-for-sale securities:
U.S. Treasury securities	$212,204	$212,204
Total available-for-sale securities	$212,204	$212,204

Reported as:
Cash and cash equivalents	$62,274
Available-for-sale securities	212,204
Total	$274,478

The Company’s valuation techniques used to measure the fair value of money market funds were derived from quoted market prices as active markets for these instruments exist. Investments in marketable securities are held by a custodian who obtains investment prices from a third-party pricing provider that uses standard inputs derived from or corroborated by observable market data to models that vary by asset class. There were no assets or liabilities where Level 2 or 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

4. INVENTORIES

Inventories consist of (in thousands):

	September 30, 2012
	(unaudited)	December 31, 2011
Raw materials	$412	$3,107
Work in process	1,308	—
Finished goods	12,902	—
Deferred costs	28	—
Total	$14,650	$3,107

VIVUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2012 and December 31, 2011, the raw materials inventories consist primarily of the APIs for development and commercialization of Qsymia. As of September 30, 2012, the finished goods inventory consists of both Qsymia and STENDRATM (avanafil) for commercialization, while the work in process and deferred costs inventories relate exclusively to Qsymia. The deferred costs represent the costs of Qsymia product shipped to customers, but not yet shipped to patients through prescriptions, and for which recognition of revenue has been deferred.

5. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of (in thousands):

	September 30, 2012
	(unaudited)	December 31, 2011
Interest receivable	$992	$725
Prepaid insurance	6,784	672
Prepaid sales and marketing expenses	5,678	—
Prepaid medical affairs expenses	2,061	—
Other prepaid expenses and assets	1,922	396
Total	$17,437	$1,793

The amounts included in prepaid expenses and other assets consist of deposits and prepayments for future services, primarily related to prepaid product commercialization costs for services relating to future periods in support of the commercial launch of Qsymia in the United States, prepayments related to medical affairs activities for STENDRA and Qsymia, and prepaid product liability insurance for Qsymia. These amounts represent probable future economic benefits obtained or controlled by the Company as a result of past transactions or events, which meet the definition of an asset under FASB Concept Statement 6. As such, these costs have been deferred as prepaid expenses on the unaudited condensed consolidated balance sheet and will be either (i) charged to expense accordingly when the related prepaid services are rendered to the Company, or (ii) converted to cash when the receivables are collected by the Company.

6. AGREEMENTS

In 2001, the Company entered into a Development, Licensing and Supply Agreement, or the Agreement, with Tanabe for the development of avanafil, an oral phosphodiesterase type 5, or PDE5, inhibitor investigational drug candidate for the treatment of erectile dysfunction. In October 2007, Tanabe and Mitsubishi Pharma Corporation completed their merger and announced their name change to Mitsubishi Tanabe Pharma Corporation, or MTPC. The Agreement contains a number of milestone payments to be made by the Company based on various triggering events. Through September 30, 2012, under the terms of the Agreement, the Company has paid a total of $13 million to MTPC, including a $3 million milestone payment made in June 2012, upon FDA approval of STENDRA, or avanafil.

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

In August 2012, the Company entered into an amendment to the Agreement with MTPC which, among other matters, allows the Company to manufacture the API and tablets for avanafil and expands its rights to develop and commercialize avanafil for all indications. The amendment permits the Company to manufacture the API and tablets for avanafil itself or through a third-party supplier at any time; however, the transition away from MTPC supply will need to occur on or before June 2015.  In addition, the Company is obligated to use its best commercial efforts to market STENDRA within 12 months of the April 27, 2012 FDA approval date.

VIVUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In October 2001, the Company entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D. for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of the Company’s investigational drug candidate development program for Qsymia for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to the Company with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, through September 30, 2012, the Company has paid a total of $1.2 million and has issued fully vested and exercisable options to purchase 60,000 shares of the Company’s common stock to Dr. Najarian. In addition, the Assignment Agreement will require the Company to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that the Company decides not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined the Company as a part-time employee and currently serves as a Principal Scientist.

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

The sale of the MUSE product and certain related assets has been reported as discontinued operations in the unaudited condensed consolidated statements of operations for all periods presented, because (i) the MUSE product and related assets have identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities, (ii) the Company does not have any significant continuing involvement with the product after the close of the transaction, and (iii) the cash milestone payment to be received upon achievement of certain sales levels is considered an indirect cash flow. There are no assets related to the MUSE operations for the periods presented. The liabilities related to the MUSE operations are reported as liabilities of discontinued operations in the unaudited condensed consolidated balance sheets for all periods presented. The extinguishment of the largest liability of the discontinued operations, accrued product returns, will be settled in accordance with the returns policy and by cash payments made to former customers for the return of expired MUSE product sold by VIVUS. The return window for expired MUSE product will end in 2013.

8. INCOME TAXES

The income tax provision for the nine months ended September 30, 2012 relates to state taxes. The Company has a history of operating losses and has a cumulative loss from inception. ASC Topic 740, Accounting for Income Taxes provides for the recognition of deferred tax assets if realization of such assets is more likely than not. The Company has established and continues to maintain a full valuation allowance against the Company’s net deferred tax assets as the Company does not believe that realization of those assets is more likely than not.

The total gross unrecognized tax benefits as of September 30, 2012 is $1.2 million and relate to state tax exposures, of which $160,000 would affect the effective tax rate if recognized. The total unrecognized tax benefits as of September 30, 2012 of $1.2 million include approximately $1.1 million of unrecognized tax benefits that have been netted against the related deferred tax assets.

VIVUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. During the three and nine months ended September 30, 2012, the Company recognized $1,500 and $4,400, respectively, of interest and penalties related to unrecognized tax benefits.

Although the Company files U.S. federal, various state, and foreign tax returns, the Company’s only major tax jurisdictions are the U.S., California and New Jersey. The Company is currently under examination by the State of New Jersey for the years ended December 31, 2007 through 2009. In addition, the Company’s income tax return for the year ended December 31, 2007 is currently under examination by the California Franchise Tax Board. Based on the progress of the California Franchise Tax Board audit to date, the Company believes adjustments may be required in earlier years that would reduce tax attributes available to offset tax due in 2007. The Company did not increase its unrecognized tax benefits for the three and nine months ended September 30, 2012.

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

As the Company recognized a net loss for the three and nine months ended September 30, 2012 and 2011, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three months ended September 30, 2012 and 2011, 4,241,901 and 5,483,668 options outstanding, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive. For the nine months ended September 30, 2012 and 2011, 4,052,548 and 5,374,164 options outstanding, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

10. EQUITY TRANSACTIONS

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

11. LEGAL MATTERS

Securities Related Class Action Lawsuits

The Company and two of its officers were defendants in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. 4:10-CV-04957-PJH, in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleged violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company’s clinical trials and NDA for Qsymia as a treatment for obesity. In the Amended Class Action Complaint filed on April 4, 2011, the plaintiff alleged generally that the defendants misled investors regarding the prospects for Qsymia’s NDA approval, and the drug’s efficacy and safety. On June 3, 2011, the defendants filed a motion to dismiss, which, after briefing and argument was granted but extending plaintiff leave to amend. On November 9, 2011, plaintiff filed his Second Amended Class Action Complaint, again generally alleging that the defendants misled investors regarding the prospects for Qsymia’s NDA approval, and Qsymia’s efficacy and safety. On December 30, 2011, defendants filed a motion to dismiss the Second Amended Complaint. Briefing concluded in late March 2012, and the motion was argued to the Court on April 18, 2012.  On September 27, 2012, Judge Phyllis J. Hamilton granted defendants’ motion to dismiss the Second Amended Complaint and dismissed the action with prejudice. She entered final judgment for defendants the same day. On October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit.

VIVUS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Additionally, certain of the Company’s officers and directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH, pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in the Kovtun action. The parties agreed to stay the litigation pending resolution of the defendants’ second motion to dismiss in the Kovtun action. Under terms of the stipulated stay, the plaintiff has 45 days from entry of Judge Hamilton’s order in the Kovtun action to file an amended complaint or advise that they are standing on the complaint on file. The same individuals are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. The parties agreed to stay these consolidated actions on the same terms as the federal derivative litigation.

The Company and its directors believe that the various shareholder lawsuits are without merit, and they intend to vigorously defend the various actions.

12. SUBSEQUENT EVENTS

On October 18, 2012, the Company received the formal opinion from the European Medicines Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, recommending against approval of the Marketing Authorization Application, or MAA, for Qsiva™ (phentermine and topiramate extended-release) for the treatment of obesity in the European Union due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. The Company has notified the CHMP that it will appeal this opinion and request a re-examination of the decision by the CHMP.

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

Overview

VIVUS is a biopharmaceutical company commercializing and developing innovative, next-generation therapies to address unmet needs in obesity, sleep apnea, diabetes and sexual health. Our drug, QsymiaTM (phentermine and topiramate extended-release) (formerly known as Qnexa®) was approved by the U.S. Food and Drug Administration, or FDA, on July 17, 2012, as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adult patients with an initial body mass index (BMI) of 30 or greater (obese), or 27 or greater (overweight) in the presence of at least one weight-related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol (dyslipidemia). Qsymia incorporates low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Qsymia is believed to target excessive appetite and a high threshold for satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. On September 17, 2012, we announced the U.S. market availability of Qsymia. We initially launched Qsymia for distribution to eligible patients through the home delivery networks of two pharmacies, CVS Pharmacy and Walgreens. Since then, we have expanded the distribution of Qsymia to include the home delivery networks of Express Scripts and, for its members only, Kaiser Permanente. Outside of the United States, pending approval, we intend to market Qsymia under the name Qsiva™ (phentermine and topiramate extended-release). Qsymia is also in Phase 2 clinical development for the treatment of type 2 diabetes and obstructive sleep apnea.

Qsymia was approved with a Risk Evaluation and Mitigation Strategy, or REMS, with a goal of informing prescribers and patients of reproductive potential about an increased risk of orofacial clefts in infants exposed to Qsymia during the first trimester of pregnancy, the importance of pregnancy prevention for females of reproductive potential receiving Qsymia and the need to discontinue Qsymia immediately if pregnancy occurs. The Qsymia REMS program includes a Medication Guide, Healthcare Provider training, distribution through certified home delivery pharmacies, implementation system and a time table for assessments. On October 17, 2012, we submitted an amendment to the REMS for Qsymia, which, if approved, would allow dispensing through select retail pharmacies, to increase access while meeting all requirements of the REMS. The REMS modification was made at the mutual request of VIVUS and the FDA, as documented in the FDA approval letter.

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

On December 17, 2010, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, to market Qsymia in the European Union, or EU, for the treatment of obesity. The approved trade name for Qsymia in the EU is Qsiva. On October 18, 2012, we received the formal opinion from the EMA’s Committee for Medicinal Products for Human Use, or CHMP, recommending against approval of the MAA for Qsiva in the EU due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We have notified the CHMP that we will appeal this opinion and request a re-examination of the decision by the CHMP. If approved upon the CHMP’s re-examination, we intend to commercialize Qsiva in the EU through a collaboration arrangement with a third-party. We also intend to seek approval for Qsymia in other territories outside the United States and EU. We intend to commercialize Qsymia in territories where we obtain approval through collaboration agreements with third-parties.

Our drug, STENDRATM, or avanafil, was approved by the FDA on April 27, 2012, for the treatment of erectile dysfunction, or ED, in the United States. As part of the approval of STENDRA, we are committed to conduct post-marketing studies. In March 2012, we filed an MAA with the EMA to market avanafil in the EU for the treatment of ED. The approved trade name for STENDRA in the EU is SPEDRATM. In July 2012, we received the Day 120 List of Questions from the EMA. We are currently reviewing the Day 120 List of Questions which covers a broad range of topics including, without limitation, questions relating to clinical relevance in certain populations as well as questions regarding drug-drug interaction and pharmacokinetics. We are in the process of preparing our response to the CHMP. Avanafil is an oral PDE5 inhibitor that we have licensed from Mitsubishi Tanabe Pharma Corporation, or MTPC. Through collaboration arrangements with third-parties, we intend to market and sell STENDRA in the United States and, if approved, SPEDRA in the EU and other territories outside the United States. We are currently in discussions with potential collaboration partners for all stated territories.

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

Business Highlights

On September 17, 2012, we announced the U.S. market availability of Qsymia and, later that week, we formally introduced Qsymia to healthcare professionals at The Obesity Society’s Annual Scientific Meeting in San Antonio, Texas. We initially launched Qsymia for distribution to eligible patients through the home delivery networks of two pharmacies, CVS Pharmacy and Walgreens. Since then, we have expanded the distribution of Qsymia to include the home delivery networks of Express Scripts and, for its members only, Kaiser Permanente.

In support of the commercial launch of Qsymia in the United States, we entered into agreements as follows:

•                  On May 22, 2012, we entered into a Dedicated Sales Team Agreement with PDI, Inc., as amended to date, or the Sales Team Agreement, to provide us with promotional and commercialization support services for Qsymia. The Sales Team Agreement is effective beginning on August 20, 2012 and ending on August 19, 2014. We have the option to extend the term of the agreement for two consecutive twelve-month periods. Under the terms of the Sales Team Agreement, PDI will provide us with 150 full-time sales representatives, three full-time field liaison managers, and one full-time account manager. In addition, under the Sales Team Agreement, PDI will provide us with program personnel to collect and capture physician information, including physician target call plan reach and frequency, deactivation information related to physician accounts and physician’s behavioral or attitudinal response. Our total obligation under the Sales Team Agreement is $59.6 million, including the start-up, deployments fees and compensation costs.

•                  On July 17, 2012, we entered into the Commercial Manufacturing and Packaging Agreement, or the Manufacturing Agreement, with Catalent Pharma Solutions, LLC, or Catalent, pursuant to which Catalent will manufacture and supply Qsymia capsules, or the Product, for us. Under the Manufacturing Agreement, we will purchase the Product from Catalent during the term of the Manufacturing Agreement for commercial use in the United States, Canada, the European Union and any other country that VIVUS and Catalent mutually agree to in writing. The Manufacturing Agreement commenced on July 17, 2012 and will continue for four years following the date of the first commercial sale of the Product by VIVUS to any third-party, unless terminated earlier in accordance with the Manufacturing Agreement. In the first two contract years under the Manufacturing Agreement, Catalent will be the exclusive supplier of the Product to VIVUS. In the third and fourth contract years under the Manufacturing Agreement, Catalent will be a semi-exclusive supplier of the Product to VIVUS, subject to Catalent’s right to earn exclusivity based on certain performance criteria and, at VIVUS’ election, the build out of a secondary manufacturing site in the European Union.

•                  We have entered into agreements with selected pharmacies, including CVS Pharmacy, Express Scripts, Walgreens and Kaiser Permanente, to distribute Qsymia to eligible patients through the home delivery networks of these pharmacies. In addition to providing services to support the distribution and use of Qsymia, each of the pharmacies has agreed to comply with the REMS program certified pharmacy requirements and will provide us with the necessary patient and prescribing physician data.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to available-for-sale securities, research and development expenses, income taxes, inventories, contingencies and litigation and share-based compensation. We base our estimates on historical experience, information received from third-parties and on various market specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue Recognition

We recognize revenue from the sale of Qsymia when: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue from sales transactions where the buyer has the right to return the product is recognized at the time of sale only if: (i) our price to the buyer is substantially fixed or determinable at the date of sale, (ii) the buyer has paid us, or the buyer is obligated to pay us and the obligation is not contingent on resale of the product, (iii) the buyer’s obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (iv) the buyer acquiring the product for resale has economic substance apart from that provided by us, (v) we do not have significant obligations for future performance to directly bring about resale of the product by the buyer, and (vi) the amount of future returns can be reasonably estimated.

Net Product Revenue and Product Sales Allowances

Product revenue is recognized net of cash consideration paid to customers for service fees in accordance with certified pharmacy services network agreements, and include a fixed rate per prescription shipped and monthly program management and data fees for certain services performed by the customer. These services are not deemed sufficiently separable from the customers’ purchase of the product; therefore, they are recorded as a reduction of revenue at the time of revenue recognition.

Other reductions of revenue include certain prompt pay discounts and allowances offered our customers which are recognized as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the allowance is offered.

Calculating certain of these items involves estimates and judgments based on sales or invoice data and historical experience. Amounts accrued for sales deductions are adjusted when trends, significant events, or actual results indicate that adjustment is appropriate. Revisions of estimates for sales deductions are charged to income in the period in which the information that gives rise to the revision becomes known.

Qsymia was approved by the FDA in July 2012. We sell Qsymia product in the United States to pharmacies through a certified pharmacy services network, which are collectively, our customers. Under this arrangement, title and risk of loss transfer to our customers upon delivery of the product to their distribution facilities. They in turn, sell directly to patients through home delivery service.

We shipped initial orders of Qsymia to our customers in September 2012 and announced the availability of the product on September 17, 2012. Qsymia has a 24-month shelf life and we grant rights to our customers to return unsold product three months prior to and up to twelve months after product expiration and issue credits which may be applied against existing or future invoices. Given our limited history of selling Qsymia and the lengthy return period, we have not been able to reliably estimate expected returns of Qsymia at the time of shipment, and therefore we recognize revenue when units are shipped to patients through prescriptions, at which point, the product is not subject to return. We obtain the prescription fulfillment data directly from the pharmacies to determine the amount of revenue to recognize.

We will continue to recognize revenue for Qsymia based upon prescription sell-through until we have sufficient historical information to reliably estimate returns.

As of September 30, 2012, we have recorded deferred revenue of $453,000 related to shipments of Qsymia, which represents product shipped to our customers, but not yet shipped to patients through prescriptions. A corresponding accounts receivable is also recorded for this amount, as the payments from customers are not contingent upon the sale of product to patients.

Cost of goods sold expense

Cost of goods sold for units shipped through prescriptions includes the inventory costs of active pharmaceutical ingredients, or APIs, third-party contract manufacturing costs, packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production.

Inventories and Related Reserves

Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories, which are valued using a weighted average cost method calculated for each production batch. Inventory includes the cost of APIs and third-party contract manufacturing and packaging services. Indirect overhead costs associated with production and distribution are allocated to the appropriate cost pool and then absorbed into inventory based on the units produced or distributed, assuming normal capacity, in the applicable period.

Inventory costs of product shipped to customers, but not yet shipped to patients through prescriptions, are recorded as deferred costs within inventories on the unaudited condensed consolidated balance sheets and are subsequently recognized to cost of goods sold when shipped to patients through prescriptions.

Our policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on our estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, we may adjust the reserve for excess inventory for that product and record a charge to cost of goods sold. There is no such inventory charge for the three or nine months ended September 30, 2012.

RESULTS OF OPERATIONS

For the three months ended September 30, 2012, we reported a net loss of $40.4 million, or $0.40 net loss per share, as compared to a net loss of $8.6 million, or $0.10 net loss per share, during the same period in 2011. The increase in net loss is primarily attributable to increased selling, general and administrative expenses related to commercialization and pre-commercialization activities for Qsymia.

We may have continued losses in future periods, depending on our success in commercializing Qsymia and STENDRA, the timing of our research and development expenditures, and our continued investment in the clinical development of our current research and investigational drug candidates, to bring those potential drugs to market.

Continuing operations

Net product revenue (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	2012 vs. 2011 Increase	2012	2011	2012 vs. 2011 Increase
	(In thousands, except percentages)
Net product revenue	$41	$—	100%	$41	$—	100%

In September 2012, we began distributing Qsymia to two of the certified home delivery pharmacies in our network, and on September 17, 2012, we announced the commercial availability of Qsymia in the U.S. We currently recognize revenue for Qsymia based upon prescription sell-through as we do not have sufficient historical information to reliably estimate returns.

At September 30, 2012, we have deferred revenue of $453,000, which represents Qsymia product shipped to customers but not yet shipped to patients through prescriptions, net of prompt payment discounts.

We expect Qsymia product revenue and prescriptions shipped to patients to increase in the fourth quarter of 2012 as we continue to introduce Qsymia to healthcare professionals.

Cost of goods sold (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	2012 vs. 2011 Increase	2012	2011	2012 vs. 2011 Increase
	(In thousands, except percentages)
Cost of goods sold	$4	$—	100%	$4	$—	100%

Cost of goods sold relates to our product shipments of Qsymia to patients and includes the inventory costs of APIs, third-party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. The cost of goods sold associated with deferred revenue on Qsymia product shipments is recorded as deferred costs, which are included in inventories in the unaudited condensed consolidated balance sheets, until such time as the deferred revenue is recognized.

We expect cost of goods sold to increase in the fourth quarter of 2012 as product sales of Qsymia increase.

Research and development expenses (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
Drug Indication/Description	2012	2011	2012 vs. 2011 Increase	2012	2011	2012 vs. 2011 Increase/ (Decrease)
	(In thousands, except percentages)
Qsymia for obesity	$3,652	$1,304	180%	$9,058	$3,061	196%
STENDRA for ED	1,465	249	488%	5,296	8,883	(40)%
Other projects	511	340	50%	1,345	1,128	19%
Share-based compensation	1,194	438	173%	2,659	1,506	77%
Overhead costs*	2,478	1,407	76%	5,949	4,675	27%
Total research and development expenses	$9,300	$3,738	149%	$24,307	$19,253	26%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The increase in research and development expenses for the three months ended September 30, 2012, as compared to the same period in 2011, is primarily due to start-up costs associated with the post-approval studies for Qsymia and STENDRA, including a corresponding increase in headcount to support these projects.

The increase in research and development expenses for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, is primarily due to start-up costs associated with the post-approval studies for Qsymia and STENDRA, partially offset by a decrease in STENDRA program costs due to the filing of the NDA in June 2011.

We anticipate that our research and development expenses for the remainder of 2012 will increase significantly as compared to 2011 as we continue the planning phase of a post-approval cardiovascular outcomes study for Qsymia, known as ACQLAIM. The details of ACQLAIM have not yet been agreed with the FDA. This study could cost between $200 and $250 million and take as long as five to six years to complete. There are likely to be additional research and development expenses for other post-approval studies related to STENDRA and Qsymia, and for our investigational drug candidates under development. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies.

Selling, general and administrative expenses (Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012	2011	2012 vs. 2011 Increase	2012	2011	2012 vs. 2011 Increase
	(In thousands, except percentages)
Selling, general and administrative expenses	$31,269	$5,203	501%	$59,351	$15,934	272%

The increase in selling, general and administrative expenses for the three months ended September 30, 2012 is primarily due to increased spending for Qsymia pre-commercialization and commercialization activities of $18.2 million (primarily expenses related to the contract sales organization, marketing programs, market research and analytics, and additional headcount), increased medical affairs-related expenses of $3.0 million (primarily expenses related to Continuing Medical Education, or CME, grants, the Qsymia REMS program, and additional headcount), incremental increases in other corporate expenses totaling $2.7 million, and increased share-based compensation expense of $2.2 million, as compared to the quarter ended September 30, 2011.

For the nine months ended September 30, 2012, the increase in selling, general and administrative expenses is primarily due to increased spending for Qsymia and STENDRA pre-commercialization and commercialization activities of $28.3 million (primarily related to marketing programs, market research and analytics, and additional headcount), medical affairs-related expenses of $4.1 million (primarily expenses related to CME grants, the Qsymia REMS program, and additional headcount), increased corporate expenses of $7.0 million (primarily compensation and related expenses, and professional fees), and increased share-based compensation expense of $3.9 million, as compared to the nine months ended September 30, 2011.

We anticipate our selling, general and administrative expenses to be significantly higher for the remainder of 2012 as compared to 2011, primarily due to the additional efforts involved in the commercialization and marketing activities for Qsymia.

Provision for income taxes

We recorded a provision for income taxes for the three and nine months ended September 30, 2012 of $3,000 and $13,000, respectively, as compared to $3,000 and $6,000, respectively for the three and nine months ended September 30, 2011. Our income tax return for the year ended December 31, 2007 is currently under examination by the California Franchise Tax Board. Based on the progress of the audit to date, adjustments may be made in earlier years that will reduce tax attributes available to offset tax due in 2007. We did not increase our unrecognized tax benefits for the three and nine months ended September 30, 2012. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of our provision for income taxes.

Income from discontinued operations

Income from discontinued operations of $80,000 and $282,000 in the three and nine months ended September 30, 2012, respectively, as compared to $185,000 and $306,000, in the three and nine months ended September 30, 2011, respectively, relates primarily to adjustments to our sales reserves for accrued product returns related to the MUSE product.

LIQUIDITY AND CAPITAL RESOURCES

Continuing Operations

Cash. Cash, cash equivalents and available-for-sale securities totaled $274.5 million at September 30, 2012, as compared to $146.8 million at December 31, 2011. The increase of $127.7 million is primarily the net result of cash provided by financing activities and cash used for investing and operating activities. Included in this increase are $192.0 million in net proceeds from an underwritten public offering of our common stock and $13.2 million in net proceeds from common stock option exercises and ESPP purchases during the nine months ended September 30, 2012.

Since inception, we have financed operations primarily from the issuance of equity securities. Through September 30, 2012, we have raised $660.6 million from financing activities, received $150 million from the sale of Evamist and had an accumulated deficit of $429.5 million at September 30, 2012.

At September 30, 2012, we had $62.3 million in cash and cash equivalents and $212.2 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities, in accordance with our investment policy. At

September 30, 2012, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds that invest only in U.S. Treasury securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Liabilities.  Total liabilities were $34.5 million at September 30, 2012, which is $23.5 million higher than at December 31, 2011. The change in total liabilities is primarily due to increased commercialization activities related to Qsymia, pre-commercialization activities related to STENDRA, and the timing of payments, including the purchase of STENDRA inventory of $7.4 million, which is included in accounts payable in the unaudited condensed consolidated balance sheet as of September 30, 2012.

Operating Activities.  Our operating activities used $73.4 million and $28.8 million in cash during the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, our net operating loss of $83.5 million was offset by $10.9 million in non-cash share-based compensation expense due to increased headcount and a $9.6 million net increase in accounts payable, primarily due to start up costs for the post-approval STENDRA and Qsymia clinical trials and an increase in marketing and sales activities. These positive cash flows to our net operating loss were in turn offset by a $13.6 million net increase in prepaid expenses and other assets, which primarily was comprised of prepayments related to Qsymia product liability insurance, medical affairs activities for Qsymia, and prepaid product commercialization costs for establishing sales and marketing infrastructure in support of the commercial launch of Qsymia in the United States. These prepayments represent probable future economic benefits obtained or controlled by us as a result of past transactions or events, which meet the definition of an asset under the FASB Concept Statement 6. As such, the costs have been deferred as prepaid expenses on the unaudited condensed consolidated balance sheets and will be charged to expense accordingly when the related prepaid services are rendered to us. In addition, there was a net $3.0 million increase in inventories, primarily for Qsymia.

During the nine months ended September 30, 2011, our net operating loss of $35.0 million was offset by $5.8 million in non-cash share-based compensation expense, $2.2 million in non-cash amortization of discount or premium on available for sale securities and a $603,000 decrease in prepaid and other expenses. These positive cash flows to our net operating loss were in turn offset by a $1.5 million decrease in accrued research and clinical expenses and a $560,000 decrease to accounts payable.

We anticipate cash used in operations in 2012 will be higher than cash used in operations in 2011, primarily due to pre-commercialization and commercialization activities for Qsymia.

Investing Activities.  Our investing activities used $109.0 million and provided $15.8 million in cash during the nine months ended September 30, 2012 and 2011, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities.  Financing activities provided cash of $205.2 million and $47.3 million during the nine months ended September 30, 2012 and 2011, respectively. In the first nine months of 2012, cash provided by financing activities included $192.0 million in net proceeds from an underwritten public offering of our common stock.

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

While some of our anticipated costs are unknown at the current time, we may need to raise additional capital to continue the funding of our commercialization efforts, product development programs and our research and development plans in future periods beyond 2013. If we require additional capital, we may seek any required additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our commercialization or development programs or obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

On May 22, 2012, we entered into a Dedicated Sales Team Agreement with PDI, Inc., as amended to date, or the Sales Team Agreement, to provide us with promotional and commercialization support services for Qsymia. The Sales Team Agreement is effective beginning on August 20, 2012 and ending on August 19, 2014. We have the option to extend the term of the agreement for two consecutive twelve-month periods. Under the terms of the Sales Team Agreement, PDI will provide us with 150 full-time sales representatives, three full-time field liaison managers, and one full-time account manager. In addition, under the Sales Team Agreement, PDI will provide us with program personnel to collect and capture physician information, including physician target call plan reach and frequency, deactivation information related to physician accounts and physician’s behavioral or attitudinal response. Our total obligation under the Sales Team Agreement is $59.6 million, including the start-up, deployments fees and compensation costs.

On July 17, 2012, we entered into the Commercial Manufacturing and Packaging Agreement, or the Manufacturing Agreement, with Catalent Pharma Solutions, LLC, or Catalent, pursuant to which Catalent will manufacture and supply Qsymia capsules, or the Product, for us. Under the Manufacturing Agreement, we will purchase the Product from Catalent during the term of the Manufacturing Agreement for commercial use in the United States, Canada, the European Union and any other country that VIVUS and Catalent mutually agree to in writing. The Manufacturing Agreement commenced on July 17, 2012 and will continue for four years following the date of the first commercial sale of the Product by VIVUS to any third-party, unless terminated earlier in accordance with the Manufacturing Agreement. In the first two contract years under the Manufacturing Agreement, Catalent will be the exclusive supplier of the Product to VIVUS. In the third and fourth contract years under the Manufacturing Agreement, Catalent will be a semi-exclusive supplier of the Product to VIVUS, subject to Catalent’s right to earn exclusivity based on certain performance criteria and, at VIVUS’ election, the build out of a secondary manufacturing site in the European Union.

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

Market and Interest Rate Risk

Our cash, cash equivalents and available-for-sale securities as of September 30, 2012 consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at September 30, 2012 by approximately $897,000. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of VIVUS’ disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b.) Changes in internal controls. To address changes in our business in conjunction with the commercial launch of Qsymia, we have deployed new processes and systems related to our inventory, cost of goods sold, revenue, cash receipts and receivables. In doing so, we have modified and enhanced our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the period covered by this Quarterly Report on Form 10-Q as a result of the implementation of these new processes and systems. Other than the above-mentioned changes, there have been no significant changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Related Class Action Lawsuits

The Company and two of its officers were defendants in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. 4:10-CV-04957-PJH, in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleged violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company’s clinical trials and New Drug Application, or NDA, for Qsymia as a treatment for obesity. In the Amended Class Action Complaint filed April 4, 2011, the plaintiff alleged generally that the defendants misled investors regarding the prospects for Qsymia’s NDA approval, and the drug’s efficacy and safety. On June 3, 2011, the defendants filed a motion to dismiss, which, after briefing and argument, was granted but extending plaintiff leave to amend. On November 9, 2011, plaintiff filed his Second Amended Class Action Complaint, again generally alleging that the defendants misled investors regarding the prospects for Qsymia’s NDA approval, and Qsymia’s efficacy and safety. On December 30, 2011, defendants filed a motion to dismiss the Second Amended Complaint. Briefing concluded in late March 2012, and the motion was argued to the Court on April 18, 2012.  On September 27, 2012, Judge Phyllis J. Hamilton granted defendants’ motion to dismiss the Second Amended Complaint and dismissed the action with prejudice. She entered final judgment for defendants the same day. On October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit.

Additionally, certain of the Company’s officers and directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH, pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in Kovtun. The parties agreed to stay the litigation pending resolution of the defendants’ second motion to dismiss in Kovtun. Under terms of the stipulated stay, the plaintiff has 45 days from entry of Judge Hamilton’s order in the Kovtun action to file an amended complaint or advise that they are standing on the complaint on file. The same individuals are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. The parties agreed to stay these consolidated actions on the same terms as the federal derivative litigation.

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

Prior to commercialization of Qsymia and STENDRATM, we have not commercialized any products since the divestiture of MUSE in November 2010. While our management and key personnel have significant experience launching and commercializing drugs at VIVUS and at other companies, we have not worked together to commercialize an obesity drug in the past and we cannot be certain that we will be successful.  If we are unable to successfully commercialize Qsymia, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations.

We intend to market and sell STENDRA, or avanafil, in the U.S. under a collaboration arrangement with a third-party and to market and sell Qsiva TM and SPEDRA TM outside the U.S., if approved, under collaboration arrangements with third-parties, which might subject us to a number of risks.

We intend to enter into collaborative arrangements or strategic alliances with pharmaceutical partners or others to commercialize STENDRA in the U.S. and to commercialize Qsiva and SPEDRA outside the U.S.

We may be unable to enter into agreements with third-parties for these arrangements on favorable terms or at all, which could delay or impair our ability to commercialize Qsiva, STENDRA and SPEDRA in the relevant territories. Additionally, dependence on collaborative arrangements or strategic alliances will subject us to a number of risks, including the following:

•                  we may not be able to control the commercialization of our drug products in the relevant territories, including amount, timing and quality of resources that our collaborators may devote to our drug products;

•                  our collaborators may experience financial, regulatory or operational difficulties, which may impair their ability to commercialize our drug products;

•                  our collaborators may be required under the laws of the relevant territory to disclose our confidential information or may fail to protect our confidential information;

•                  as a requirement of the collaborative arrangement, we may be required to relinquish important rights with respect to our drug products, such as marketing and distribution rights;

•                  business combinations or significant changes in a collaborator’s business strategy may adversely affect a collaborator’s willingness or ability to satisfactorily complete its commercialization or other obligations under any collaborative arrangement;

•                  legal disputes or disagreements may occur with one or more of our collaborators;

•                  a collaborator could independently move forward with a competing investigational drug candidate developed either independently or in collaboration with others, including with one of our competitors; and

•                  a collaborator could terminate the collaborative arrangement, which could negatively impact the continued commercialization of our drug products.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.

We intend to market and sell Qsiva and SPEDRA, if approved, in the EU and in other territories outside the U.S. through collaboration arrangements with third-parties. In order to market these products in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals.  On December 17, 2010, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, to market Qsiva in the EU for the treatment of obesity. On October 18, 2012, we received the formal opinion from the EMA’s Committee for Medicinal Products for Human Use, or CHMP, recommending against approval of the MAA for Qsiva in the EU due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We have notified the CHMP that we will appeal this opinion and request a re-examination of the decision by the CHMP. If our appeal is not successful, Qsiva will not be approved for sale in the EU. Even if our appeal is successful, approval of Qsiva in the EU may be significantly delayed while we address the concerns raised by the CHMP.

In March 2012, we filed an MAA with the EMA to market SPEDRA in the EU for the treatment of ED. In July 2012, we received the Day 120 List of Questions for SPEDRA from the EMA. We are currently reviewing the Day 120 List of Questions which covers a broad range of topics including, without limitation, questions relating to clinical relevance in certain populations as well as questions regarding drug-drug interaction and pharmacokinetics. We are in the process of preparing our response to the CHMP. We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. Foreign regulatory approvals may not be obtained on a timely basis, or at all, for any of our products and the failure to receive regulatory approvals in a foreign country would prevent us from marketing our products in that country, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have entered into an agreement with PDI, Inc., or PDI, a third-party contract sales organization, to assist with the hiring of sales representatives and the promotion of Qsymia to physicians. Our internal sales and marketing personnel will manage and supervise the activities of this sales force. Nevertheless, we face risks in our partial reliance on the third-party contract sales organization including the following:

•                  PDI may not apply the expected financial resources or required expertise to successfully promote Qsymia;

•                  PDI may not invest in the development of a sales force and the related infrastructure at levels that ensure that sales of Qsymia reach their full potential;

•                  PDI, or its sales representatives, may not comply with applicable legal or regulatory requirements, including the requirement to promote drugs only for uses for which they have been approved;

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

Our failure to manage and maintain our distribution network for Qsymia could delay or compromise the commercialization of this product.

We have recently established the infrastructure necessary for distributing Qsymia to patients. We have contracted with Cardinal Health PTS, LLC, or Cardinal Health, a third-party distribution and supply-chain management company, to warehouse Qsymia and distribute it to our REMS certified home delivery pharmacy suppliers that then distribute Qsymia directly to patients through home delivery. Cardinal Health will also provide billing, collection and returns services. We also have entered into agreements with selected pharmacies, including CVS Pharmacy, Express Scripts, Walgreens and Kaiser Permanente, to distribute Qsymia to eligible patients through the home delivery networks of these pharmacies. As this distribution channel is new, patients and physicians may experience delays processing prescriptions and some prescriptions may never be filled as a result of these delays. In addition to providing services to support the distribution and use of Qsymia, each of the pharmacies has agreed to comply with the

REMS program certified pharmacy requirements and will provide us with the necessary patient and prescribing physician data. We have contracted with a third-party data warehouse to collect this patient and prescribing physician data from our certified pharmacy home delivery network and report it to us. We rely on this third-party data in order to recognize revenue and comply with the REMS requirements for Qsymia. This distribution and data collection network requires significant coordination with our sales and marketing, finance, regulatory and medical affairs teams, in light of the REMS requirements applicable to Qsymia.

Cardinal Health is our exclusive supplier of distribution logistics services, and accordingly we depend on Cardinal Health to satisfactorily perform its obligations under our agreement with them. Pursuant to the REMS program applicable to Qsymia, our distribution network will be through a small number of home delivery pharmacies, and we rely on these pharmacies to implement a number of safety procedures and report certain information to our third-party data warehouse. Failure to maintain our contracts with Cardinal Health, with our selected home delivery pharmacies, or our third-party data warehouse, or the inability or failure of any of them to adequately perform under the contracts, could negatively impact the distribution of Qsymia, or adversely affect our ability to comply with the REMS applicable to Qsymia. Failure to coordinate financial systems could also negatively impact our ability to accurately report and forecast product revenue. If we are unable to effectively establish and manage the distribution and data collection process, sales of Qsymia could be severely compromised and our business, financial condition and results of operations would be harmed.

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

The API and the tablets for avanafil are manufactured by Mitsubishi Tanabe Pharma Corporation, or MTPC. MTPC has arrangements for the three main starting materials necessary for the manufacturing of avanafil API. The MTPC manufacturing sites for avanafil have been inspected by the U.S. and EU authorities. We do not believe the results of those inspections will have an impact on MTPC’s ability to supply STENDRA, or the approval, or the timing of approval, of SPEDRA in the EU. However, if MTPC is unable to receive approval from foreign regulators and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil’s API or tablets in sufficient quantities to meet projected demand, the EU approval, the U.S. commercial launch, and future sales of STENDRA and SPEDRA will be adversely effected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration for the commercialization of STENDRA and SPEDRA, if approved. In August 2012, we entered into an amendment to our agreement with MTPC that permits us to manufacture the API and tablets for avanafil ourselves or through third-party suppliers at any time. The transition away from MTPC supply will need to occur on or before June 2015. We currently do not have any manufacturing facilities and intend to rely on third-parties for the supply of the starting materials, API and tablets. However, we cannot be certain that we will be successful in entering into such agreements with other suppliers or that we will be able to obtain the necessary regulatory approvals for these suppliers in a timely manner or at all.

We have in-licensed all or a portion of the rights to Qsymia and avanafil from third-parties. If we default on any of our material obligations under those licenses, we could lose rights to these drugs.

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

Qsymia and STENDRA may not gain market acceptance among physicians, patients, healthcare payers or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such drugs will depend on a number of factors, including:

•                  our distribution system for Qsymia, which will be limited to a certified home delivery pharmacy network;

•                  contraindications for Qsymia and STENDRA;

•                  competition and timing of market introduction of competitive drugs;

•                  efficacy and safety in the approved setting;

•                  prevalence and severity of any side effects, including those of the generic components of our drugs;

•                  emergence of previously unknown side effects, including those of the generic components of our drugs;

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

•                  the level of mandatory discounts required under federal and state healthcare programs and the volume of sales subject to those discounts;

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

As part of the approval for STENDRA, the FDA is requiring us to perform two post-approval clinical studies. The first is a randomized, double-blind, placebo-controlled, parallel group multicenter clinical trial on the effect of STENDRA on spermatogenesis in healthy adult males and males with mild erectile dysfunction, or ED. The other study is a double-blind, randomized, placebo-controlled, single-dose clinical trial to assess the effects of STENDRA on multiple parameters of vision, including, but not limited to, visual acuity, intraocular pressure, pupillometry, and color vision discrimination in healthy male subjects.  If we are unable to complete these studies or the results of these studies reveal unacceptable safety risks, we could be required to perform additional tests and even lose approval of STENDRA.

As part of the approval of Qsymia, we are committed to conduct post-marketing studies. We will conduct a study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, studies to assess the safety and efficacy of Qsymia for weight management in obese pediatric and adolescent subjects, studies to assess drug utilization and pregnancy exposure, a study to assess renal function, and two non-clinical studies, one to support the pediatric studies and the other to characterize effects on human transporters, in vitro. The details of the cardiovascular outcomes study, known as ACQLAIM, have not yet been agreed with the FDA. This study could cost between $200 and $250 million and take as long as five to six years to complete. There can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies or that we will be able to agree with the FDA on the details of ACQLAIM.

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

Although Qsymia is a once-a-day, proprietary extended-release formulation, each of the approved active pharmaceutical ingredients that is combined to produce Qsymia is commercially available in drug products at prices that together are lower than the price at which we would seek to market Qsymia. In addition, neither of these drug products has a REMS. We cannot be sure that physicians will view Qsymia as sufficiently superior to a treatment regimen of Qsymia’s individual active pharmaceutical ingredients to justify the significantly higher cost we expect to seek for Qsymia, and they may prescribe the individual generic drugs already approved and marketed by other companies instead of our combination drug. Although our U.S. and European patents contain composition, product formulation and method-of-use claims that we believe protect Qsymia, those patents may be ineffective or impractical to prevent physicians from prescribing the individual drug products marketed by other companies instead of our combination drug. Phentermine and topiramate are currently available in generic form, although the doses used in Qsymia are currently not available and no extended-release formulation of topiramate is currently available. Topiramate, one of the ingredients in Qsymia, is not approved for obesity treatment. Phentermine is only approved for short-term treatment of obesity. However, because the price of Qsymia is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components outside of their approved indication, instead of for our combination drug, and this may limit how we market Qsymia. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the U.S. are prepared to pay for Qsymia, which could also limit market and patient acceptance of our drug and could negatively impact our revenues.

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

Although we have obtained product liability insurance coverage for Qsymia, we may be unable to maintain this product liability coverage for Qsymia or any other of our approved drugs in amounts or scope sufficient to provide us with adequate coverage against all potential risks. A product liability claim in excess of, or excluded from, our insurance coverage would have to be paid out of cash reserves and could have a material adverse effect upon our business, financial condition and results of operations. Product liability insurance is expensive, difficult to maintain, and current or increased coverage may not be available on acceptable terms, if at all.

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

We anticipate that Qsymia for the treatment of chronic weight management will compete with several approved anti-obesity drugs including, Belviq (lorcaserin), Arena Pharmaceutical’s recently approved anti-obesity compound; Xenical (orlistat), marketed by Roche; alli, the over-the-counter version of orlistat, marketed by GlaxoSmithKline; and Suprenza (phentermine hydrochloride), marketed by Akrimax Pharmaceuticals, LCL. In addition, Orexigen Therapeutics, Inc. submitted an NDA to the FDA for their investigational obesity drug candidate, Contrave, which was not approved by the FDA in early 2011 due to cardiovascular safety concerns. As a result, Orexigen is conducting a cardiovascular outcomes trial for Contrave, called the Light Study, and in October 2012, Orexigen announced that it had received a response to a formal dispute resolution request from the FDA’s Center for Drug Evaluation and Research indicating that it highly supports further discussions regarding a faster path to resubmission of the Contrave NDA. Orexigen plans to explore with the FDA the possibility of resubmitting the Contrave NDA in advance of the interim data from the Light Study. Also, in October 2012, Takeda Pharmaceutical Company Limited submitted an NDA with the Ministry of Health, Labour and Welfare in Japan for cetilistat for the treatment of obesity with complications.

There are also several drugs in development for obesity including an investigational drug candidate, liraglutide, in Phase 3 clinical trials being developed by Novo Nordisk A/S and several other investigational drug candidates in Phase 2 clinical trials. There are a number of generic pharmaceutical drugs that are prescribed for obesity, predominantly phentermine. Phentermine is sold at much lower prices than we charge for Qsymia. The availability of a branded prescription drugs, generic drugs and over-the-counter drugs could limit the demand for, and the price we are able to charge for, Qsymia.

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

We anticipate that STENDRA for the treatment of erectile dysfunction will compete with PDE5 inhibitors in the form of oral medications including Viagra® (sildenafil citrate), marketed by Pfizer, Inc.; Cialis® (tadalafil), marketed by Eli Lilly and Company; Levitra® (vardenafil), co-marketed by GlaxoSmithKline plc and Schering-Plough Corporation in the U.S.; and STAXYN™ (vardenafil in an oral disintegrating tablet, or ODT), co-marketed by GlaxoSmithKline plc and Merck & Co., Inc.

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

Qsymia and avanafil may also face challenges and competition from newly developed generic products. Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, newly approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity.  The Hatch-Waxman Act stimulates competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products.  If we are unsuccessful at challenging an Abbreviated New Drug Application, or ANDA, filed pursuant to the Hatch-Waxman Act, a generic version of Qsymia or avanafil may be launched, which would harm our business.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our investigational drug candidates. Our competitors may also develop drugs or surgical approaches that are more effective, more useful and less costly than ours and may also be more successful in manufacturing and marketing their products. In addition, our competitors may be more effective in commercializing their products. We currently outsource our manufacturing and therefore rely on third-parties for that competitive expertise. There can be no assurance that we will be able to develop or contract for these capabilities on acceptable economic terms, or at all.

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

Our success is highly dependent upon the skills of a limited number of key management personnel. To reach our business objectives, we will need to retain and hire qualified personnel in the areas of manufacturing, commercial operations, research and development, regulatory and legal affairs, business development, clinical trial design, execution and analysis, and pre-clinical testing. There can be no assurance that we will be able to hire or retain such personnel, as we must compete with other companies, academic institutions, government entities and other agencies. The loss of any of our key personnel or the failure to attract or retain necessary new employees could have an adverse effect on our research programs, investigational drug candidate development, approved drug commercialization efforts and business operations.

We rely on third-parties and collaborative partners to manufacture sufficient quantities of compounds within product specifications as required by regulatory agencies for use in our pre-clinical and clinical trials and future commercial operations and an interruption to this service may harm our business.

We do not have the ability to manufacture the materials we use in our pre-clinical and clinical trials and future commercial operations. Rather, we rely on various third-parties to manufacture these materials and there may be long lead times to obtain materials. There can be no assurance that we will be able to identify, qualify and obtain prior regulatory approval for additional sources of clinical materials. If interruptions in this supply occur for any reason, including a decision by the third-parties to discontinue manufacturing, technical difficulties, labor disputes, natural or other disasters, or a failure of the third-parties to follow regulations, we may not be able to obtain regulatory approvals for our investigational drug candidates and may not be able to successfully commercialize these investigational drug candidates or our approved drugs.

We, or our third-party manufacturers and collaborative partners, may encounter delays and problems in manufacturing our investigational drug candidates or approved drugs for a variety of reasons, including accidents during operation, failure of equipment, delays in receiving materials, natural or other disasters, political or governmental changes, or other factors inherent in operating complex manufacturing facilities. Supply chain management is difficult. Commercially available starting materials, reagents, excipients, and other materials may become scarce, more expensive to procure, or not meet quality standards, and we may not be able to obtain favorable terms in agreements with subcontractors. We, or our third-party manufacturers, may not be able to operate our respective manufacturing facilities in a cost-

effective manner or in a time frame that is consistent with our expected future manufacturing needs. If we, or our third-party manufacturers, cease or interrupt production or if our third-party manufacturers and other service providers fail to supply materials, products or services to us for any reason, such interruption could delay progress on our programs, or interrupt the commercial supply, with the potential for additional costs and lost revenues. If this were to occur, we may also need to seek alternative means to fulfill our manufacturing needs.

For example, Catalent, who supplied the product for the Phase 3 program for Qsymia, is our sole source of clinical and commercial supplies for Qsymia. While Catalent has significant experience in commercial scale up manufacturing, there is no assurance that they will be successful with the commercial scale up of Qsymia, which could have a material adverse impact on our development plan, market price of our common stock and financial condition.

In the case of avanafil, we currently rely on MTPC to supply the API and the tablets. MTPC is responsible for all aspects of manufacture, including obtaining the starting materials for the production of API. MTPC’s manufacturing sites for avanafil have been inspected by the U.S. and EU authorities. We do not believe the results of those inspections will have an impact on MTPC’s ability to supply STENDRA, or the approval, or the timing of approval, of SPEDRA in the EU. However, if MTPC is unable to receive approval from foreign authorities, and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or tablets in sufficient quantities to meet projected demand, the EU approval, the U.S. commercial launch, and future sales of STENDRA will be adversely effected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration for the commercialization of STENDRA. In August 2012, we entered into an amendment to our agreement with MTPC that permits us to manufacture the API and tablets for avanafil ourselves or through third-parties. According to the amendment, the transition of manufacturing from MTPC must occur on or before June 2015. The technology transfer needed for this transition is highly dependent on the cooperation of MTPC and its current suppliers.  If MTPC, or its current suppliers, is unable to effectively transfer the technology or supply on commercially reasonable terms, the approvability, partnerability and commercial success of STENDRA could be adversely impacted. Any future manufacturing sites would need to be inspected by the U.S. and EU authorities, and any failure of such manufacturing sites to receive approval from FDA or foreign authorities, obtain and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or tablets in expected quantities, could adversely affect future sales of STENDRA, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration for the commercialization of STENDRA.

We rely on third-parties to maintain appropriate levels of confidentiality of the data compiled during clinical, pre-clinical and retrospective observational studies and trials.

We seek to maintain the confidential nature of our confidential information through contractual provisions in our agreements with third-parties, including our agreements with clinical research organizations, or CROs, that manage our clinical studies for our investigational drug candidates. These CROs may fail to comply with their obligations of confidentiality or may be required as a matter of law to disclose our confidential information. As the success of our clinical studies depends in large part on our confidential information remaining confidential prior to, during and after a clinical study, any disclosure could have a material adverse effect on the outcome of a clinical study, our business, financial condition and results of operations.

If we fail to comply with applicable healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payers, certain federal and state healthcare laws and regulations pertaining to fraud, abuse and patients’ rights are and will be applicable to our business. We are subject to healthcare fraud, abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, but are not limited to:

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

•                  federal false claims laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which, as amended by the Health Information Technology for Economic and Clinical Health, or HITECH, Act, also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.  Some state laws also require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures.

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

The FDA has the authority to impose significant restrictions on an approved product through regulations on advertising, promotional and distribution activities. After approval, if products are marketed in contradiction with FDA laws and regulations, the FDA may issue warning letters that require specific remedial measures to be taken, as well as an immediate cessation of the impermissible conduct resulting in adverse publicity. The FDA may also require that all future promotional materials receive prior agency review and approval before use. Certain states have also adopted regulations and reporting requirements surrounding the promotion of pharmaceuticals. Qsymia and STENDRA are subject to these regulations. Failure to comply with state requirements may affect our ability to promote or sell pharmaceuticals drugs in certain states. This in turn could have a material adverse impact on our financial results and financial condition and could subject us to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

All of those involved in the preparation of a therapeutic drug for clinical trials or commercial sale, including our existing supply contract manufacturers, and clinical trial investigators, are subject to extensive regulation. Components of a finished drug product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with current Good Manufacturing Practices, or cGMP. These regulations govern quality control of the manufacturing processes and documentation policies and procedures, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Our facilities and quality systems and the facilities and quality systems of our third-party contractors must be inspected routinely for compliance. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulation occurs independent of such an inspection or audit, we or the FDA may require remedial measures that may be costly and/or time consuming for us or a third-party to implement and that may include the issuance of a warning letter, temporary or permanent suspension of a clinical trial or commercial sales, recalls, market withdrawals, seizures, or the temporary or permanent closure of a facility. Any such remedial measures would be imposed upon us or third-parties with whom we contract until satisfactory cGMP compliance is achieved. The FDA could also impose civil penalties. We must also comply with similar regulatory requirements of foreign regulatory agencies.

We obtain the necessary raw materials and components for the manufacture of Qsymia and STENDRA as well as certain services, such as analytical testing packaging and labeling, from third-parties. In particular, we rely on Catalent Pharma Solutions, LLC to supply Qsymia capsules and Packaging Coordinators, Inc., or PCI, for Qsymia packaging services. We and these suppliers and service providers are required to follow cGMP requirements and are subject to routine and unannounced inspections by the FDA and by state and foreign regulatory agencies for compliance with cGMP requirements and other applicable regulations. Upon inspection of these facilities, the FDA or foreign regulatory agencies may find the manufacturing process or facilities are not in compliance with cGMP requirements and other regulations. Because manufacturing processes are highly complex and are subject to a lengthy regulatory approval process, alternative qualified supply may not be available on a timely basis or at all. Difficulties, problems or delays in our suppliers and service providers’ manufacturing and supply of raw materials, components and services could delay our clinical trials, increase our costs, damage our reputation and cause us to lose revenue or market share if we are unable to timely meet market demands.

In addition, we have an agreement with MTPC to supply the active pharmaceutical ingredient, or API, and the tablets for STENDRA. The MTPC manufacturing sites have been inspected by the U.S. and EU authorities. We do not believe the results of those inspections will have an impact on MTPC’s ability to supply STENDRA, or the approval, or the timing of approval, of SPEDRA in the EU.

Any adverse changes in reimbursement procedures by government and other third-party payers may limit our ability to market and sell our approved drugs, or any future drugs, if approved or limit our product revenues and delay profitability.

In the U.S. and abroad, sales of pharmaceutical drugs are dependent, in part, on the availability of reimbursement to the consumer from third-party payers, such as government and private insurance plans. Third-party payers are increasingly challenging the prices charged for medical products and services. Some third-party payer benefit packages restrict reimbursement or do not provide coverage for specific drugs or drug classes.

In addition, certain healthcare providers are moving towards a managed care system in which such providers contract to provide comprehensive healthcare services, including prescription drugs, for a fixed cost per person. We are unable to predict the reimbursement policies employed by third-party healthcare payers.

The healthcare industry in the U.S. and abroad is undergoing fundamental changes that are the result of political, economic and regulatory influences. The levels of revenue and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payers to contain or reduce healthcare costs through various means. Reforms that have been and may be considered include mandated basic healthcare benefits, controls on healthcare spending through limitations on the increase in private health insurance premiums and the types of drugs eligible for reimbursement and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes to the healthcare delivery system. These proposals include measures that would limit or prohibit payments for some medical treatments or subject the pricing of drugs to government control and regulations changing the rebates we are required to provide. These changes could impact our ability to maximize revenues in the federal marketplace.

The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and could have a material adverse effect on our future business, cash flows, financial condition and results of operations, including by operation of the following provisions:

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

There can be no assurance that future healthcare legislation or other changes in the administration or interpretation of government healthcare or third-party reimbursement programs will not have a material adverse effect on us. Healthcare reform is also under consideration in other countries where we intend to market Qsymia.

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

Both of the active ingredients in Qsymia, phentermine and topiramate are available as generics. Based on the research we have completed to date, we are unable to determine whether Qsymia will be subject to reimbursement or at what level reimbursement may occur. The exact doses of the active ingredients in the final formulation of Qsymia will be different than those currently available. State pharmacy laws prohibit pharmacists from substituting drugs with differing doses and formulations. The safety and efficacy of Qsymia is dependent on the titration, dosing and formulation, which we believe could not be easily duplicated, if at all, with the use of generic substitutes. However, there can be no assurance that we will be able to provide for optimal reimbursement of Qsymia as a treatment for obesity or any other indication, if approved, from third-party payers or the U.S. government. Furthermore, there can be no assurance that healthcare providers would not actively seek to provide patients with generic versions of the active ingredients in Qsymia in order to treat obesity at a potential lower cost.

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

Our ongoing or planned clinical trials and approved drug commercialization efforts could be delayed or disrupted indefinitely upon the occurrence of a natural disaster. For example, Hurricane Sandy in October 2012 has hindered our Qsymia sales efforts, the nature and extent of which is not yet known. In 2005, our clinical trials in the New Orleans area were interrupted by Hurricane Katrina. In addition, our offices are located in the San Francisco Bay Area near known earthquake fault zones and are therefore vulnerable to damage from earthquakes. In October 1989, a major earthquake in our area caused significant property damage and a number of fatalities. Our supplier of

STENDRA is located in Japan near known earthquake fault zones and is vulnerable to damage from earthquakes and tsunamis. We are also vulnerable to damage from other disasters, such as power loss, fire, floods and similar events. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial conditions.

Risks Relating to our Intellectual Property

Obtaining intellectual property rights is a complex process, and we may be unable to adequately protect our proprietary technologies.

We hold various patents and patent applications in the U.S. and abroad targeting obesity and morbidities related to obesity, including sleep apnea and diabetes, and sexual health, among other indications. The procedures for obtaining a patent in the U.S. and in most foreign countries are complex. These procedures require an analysis of the scientific technology related to the invention and many sophisticated legal issues. Consequently, the process for having our pending patent applications issue as patents will be difficult, complex and time consuming. We do not know when, or if, we will obtain additional patents for our technologies, or if the scope of the patents obtained will be sufficient to protect our investigational drug candidates or products, or be considered sufficient by parties reviewing our patent positions pursuant to a potential licensing or financing transaction.

In addition, even if our patent applications issue as patents, we cannot make assurances as to how much protection, if any, will be provided by these patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others may independently develop similar or alternative technologies or design around our patented technologies or products. These companies would then be able to develop, manufacture and sell products that compete directly with our products. In that case, our revenues and operating results could decline.  Other entities may also challenge the validity or enforceability of our patents and patent applications in litigation or administrative proceedings. If a competitor or a generic pharmaceutical provider successfully challenges our patents, the protection provided by these patents could be reduced or eliminated and our ability to commercialize any approved drugs would be at risk.  For example, our products may be subject to ANDAs to the FDA for a generic version of our approved products under the Hatch-Waxman Act. The ANDA procedure includes provisions allowing generic manufacturers to challenge the effectiveness of the innovator’s patent protection prior to the generic manufacturer actually commercializing their products. If the generic manufacturer can demonstrate that our patents are invalid or unenforceable, the FDA may grant effective approval of an ANDA for a generic drug.  If an ANDA filer or a generic manufacturer were to receive approval to sell a generic or follow-on version of one of our products, that product would become subject to increased competition and our revenues for that product would be adversely affected.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act have only recently become effective, while others will not become effective until 18 months after its enactment. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

We also may rely on trade secrets and other unpatented confidential information to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We seek to protect our trade secrets and other confidential information by entering into confidentiality agreements with employees, collaborators, vendors (including CROs), consultants and, at times, with potential investors. Nevertheless, employees, collaborators, vendors, consultants or potential investors may still disclose or misuse our trade secrets and other confidential information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent information or techniques or otherwise gain access to our trade secrets. Disclosure or misuse of our confidential information would harm our competitive position and could cause our revenues and operating results to decline.

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

There can be no assurance that approved drugs or future investigational drug candidates do not or will not infringe on the patents or proprietary rights of others. In addition, third-parties may already own or may obtain patents in the future and claim that use of our technologies infringes these patents.

If a person or entity files a legal action or administrative action against us, or our collaborators, claiming that our drug discovery, development, manufacturing or commercialization activities infringes a patent owned by the person or entity, we could incur substantial costs and diversion of the time and attention of management and technical personnel in defending ourselves against any such claims. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell any current or future approved drugs, and such claims could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third-parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that case, we could encounter delays in product introductions while we attempt to develop alternative investigational drug candidates or be required to cease commercializing any affected current or future approved drugs and our operating results would be harmed.

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

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least through 2013. However, we anticipate that we will be required to obtain additional financing to fund the development of our research and development pipeline in future periods. Our future capital requirements will depend upon numerous factors, including:

•                  the cost and time required to set up and maintain the certified home delivery pharmacy network and REMS program for Qsymia;

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

At September 30, 2012, we had $62.3 million in cash and cash equivalents and $212.2 million in available-for-sale securities. While at September 30, 2012, our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. Although the U.S. congress was able to resolve the debt ceiling issue in time to avoid default, the major credit rating agencies have expressed their ongoing concern about the high levels of debt that the U.S. government has taken on. Standard & Poor’s announced that it had revised its outlook on the long-term credit rating of the U.S. to negative, which could affect the trading market for U.S. government securities. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. treasury securities as of September 30, 2012. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

Our involvement in securities related class action litigation could divert our resources and management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs, the review of marketing applications by regulatory authorities and the commercial launch of newly approved drugs. We are a defendant in federal and consolidated state shareholder derivative lawsuits. These securities related class action lawsuits generally allege that we and our officers misled the investing public regarding the safety and efficacy of Qsymia and the prospects for the FDA’s approval of the Qsymia NDA as a treatment for obesity. Securities related class action litigation often is expensive and diverts management’s attention and our financial resources, which could adversely affect our business. For example, following the Court’s granting of our prior motion to dismiss with leave to amend, on September 27, 2012, the Honorable Phyllis J. Hamilton of the U.S. District Court for the Northern District of California granted, with prejudice, our motion to dismiss the putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. 4:10-CV-04957-PJH. Despite the granting of the prior two motions to dismiss, on October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit.

We have an accumulated deficit of $429.5 million as of September 30, 2012, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $429.5 million for the period from our inception through September 30, 2012, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

We are subject to income taxes and other taxes in both the U.S. and the foreign jurisdictions in which we currently operate or have historically operated. The determination of our worldwide provision for income taxes and current and deferred tax assets and liabilities requires judgment and estimation. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to regular review and audit by U.S. tax authorities as well as subject to the prospective and retrospective effects of changing tax regulations and legislation. Although we believe our tax estimates are reasonable, the ultimate tax outcome may materially differ from the tax amounts recorded in our unaudited condensed consolidated financial statements and may materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination and settlement is made.

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

•                  the cost and time required to set up and maintain the certified home delivery pharmacy network and REMS program for Qsymia ;

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

•                  negative reports by the media or industry analysts on various aspects of our products, our performance and our future operations;

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

•                  reports of prescription data from independent third parties for our products;

•                  licensing, product, patent or securities litigation; and

•                  public concern as to the safety and efficacy of our drugs or future investigational drug candidates developed by us.

These factors and fluctuations, as well as political and other market conditions, may adversely affect the market price of our common stock. Securities related class action litigation is often brought against a company and senior officers following periods of volatility in the market price of its securities. We have been a defendant in shareholder lawsuits — a securities class action against the Company and several senior officers has been dismissed with prejudice but plaintiff has filed an appeal — and we could be the target of similar litigation in the future, particularly if we release news about the Company and its performance that proves to be disappointing to investors. Securities related litigation, whether with or without merit, could result in substantial costs and divert management’s attention and financial resources, which could harm our business and financial condition, as well as the market price of our common stock.

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

Our operating results will likely fluctuate from fiscal quarter to fiscal quarter, and from year to year, and are difficult to predict. Although we have commenced sales of Qsymia, we may never increase these sales or become profitable. In addition, we have not entered into a marketing, sales or promotional arrangement with a pharmaceutical partner to commercialize STENDRA. Our operating expenses are largely independent of sales in any particular period. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Qsymia and STENDRA, the ability of our distribution partners to process and ship product on a timely basis, the success of our third-party’s manufacturing efforts to meet customer demand, fluctuations in foreign exchange rates, investments in sales and marketing efforts to support the sales of Qsymia and STENDRA, investments in the research and development efforts, and expenditures we may incur to acquire additional products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as Exhibits to this report:

EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(3)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(4)	Specimen Common Stock Certificate of the Registrant.

4.2(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

10.1(6)†	Commercial Manufacturing and Packaging Agreement by and between the Registrant and Catalent Pharma Solutions, LLC dated as of July 17, 2012.

10.2(7)†	Second Amendment effective as of August 1, 2012 to the Agreement dated as of December 28, 2000 between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.).

31.1	Certification of Chief Executive Officer, dated November 6, 2012, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, dated November 6, 2012, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

†	Confidential treatment granted.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission on March 28, 1997.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K filed with the Commission on April 20, 2012.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 filed with the Commission on April 16, 1997.

(5)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(6)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 23, 2012.

(7)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on August 10, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2012	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Sr. Vice President Finance and Global Corporate Development, Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(3)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(4)	Specimen Common Stock Certificate of the Registrant.

4.2(5)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

10.1(6)†	Commercial Manufacturing and Packaging Agreement by and between the Registrant and Catalent Pharma Solutions, LLC dated as of July 17, 2012.

10.2(7)†	Second Amendment effective as of August 1, 2012 to the Agreement dated as of December 28, 2000 between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.).

31.1	Certification of Chief Executive Officer, dated November 6, 2012, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, dated November 6, 2012, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL) include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

†	Confidential treatment granted.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996 filed with the Commission on March 28, 1997.

(2)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K filed with the Commission on April 20, 2012.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(4)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 filed with the Commission on April 16, 1997.

(5)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(6)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 23, 2012.

(7)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on August 10, 2012.