Form 10-K/A
period 2012-12-31
VIVUS INC
filed 2013-04-30
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 22, 2013, there were 100,665,029 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K part
None..

VIVUS, INC.

FISCAL 2012 FORM 10-K

EXPLANATORY NOTE

This Amendment No. 1. to Form 10-K, or the Amendment, amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 originally filed on February 26, 2013, or the Original Filing, by VIVUS, Inc., a Delaware corporation. We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2012.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

In VIVUS’s filings with the Securities and Exchange Commission, or the SEC, information is sometimes “incorporated by reference.” This means that we refer you to information previously filed with the SEC that should be considered as part of the particular filing. As provided under SEC regulations, the “Compensation Committee Report” contained in this Amendment specifically is not incorporated by reference into any other filings with the SEC and shall not be deemed to be “filed” with the SEC. In addition, this Amendment includes a website address. This website address is intended to provide inactive, textual references only. The information on this website is not part of this Amendment.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our Executive Officers

The following table and the biographical information that follows it set forth information as of April 30, 2013 regarding our executive officers:

Name	Age	Position
Leland F. Wilson	69	Chief Executive Officer and Director
Peter Y. Tam	49	President and Director
Timothy E. Morris	51	Senior Vice President Finance and Global Corporate Development and Chief Financial Officer
Michael P. Miller	56	Senior Vice President and Chief Commercial Officer
Guy P. Marsh	59	Vice President, U.S. Operations and General Manager
Wesley W. Day, Ph.D.	49	Vice President, Clinical Development
Lee B. Perry	62	Vice President and Chief Accounting Officer and Assistant Secretary
John L. Slebir	48	Vice President, Business Development and General Counsel and Secretary

The biographical information of Messrs. Wilson and Tam is set forth below under “Our Directors.”

Timothy E. Morris joined VIVUS in November 2004.  Since February 2012, Mr. Morris has served as our Senior Vice President Finance and Global Corporate Development and Chief Financial Officer.  From June 2010 to February 2012, he served as our Senior Vice President Finance and Chief Financial Officer. From November 2004 until June 2010, Mr. Morris served as our Vice President Finance and Chief Financial Officer. From September 2001 to November 2004, Mr. Morris served as Chief Financial Officer and Senior Vice President of Finance & Administration at Questcor Pharmaceuticals, Inc., a public specialty pharmaceutical company. Mr. Morris holds a B.S. degree in Business with an emphasis in Accounting from California State University, Chico and is a certified public accountant.

Michael P. Miller has served as our Senior Vice President and Chief Commercial Officer since April 2010. From February 1995 to January 1997, he served as our Director of Marketing. From February 2006 to April 2010, Mr. Miller served as a Vice President & Oncology Franchise Head of Genentech, Inc., a public biotechnology company and wholly owned subsidiary of the Roche Group. From March 2003 to December 2005, Mr. Miller served as the Senior Vice President, Chief Commercial Officer of Connetics Corporation, a specialty pharmaceutical company. From February 1997 to February 2002, he was Vice President of the Urology Franchise at ALZA Corporation, a pharmaceutical and drug delivery company acquired by Johnson & Johnson. From December 1981 to February 1995, he held progressively responsible positions in marketing and sales at Syntex Corporation, a pharmaceutical company acquired by the Roche Group. Mr. Miller holds a B.S. in Business Administration and Finance from the University of San Francisco and an M.B.A. in Information and Computer Systems from San Francisco State University.

Guy P. Marsh has served as our Vice President of U.S. Operations and General Manager since July 2000. From 2001 until the sale of our MUSE product in 2010, Mr. Marsh was responsible for U.S. Sales and Marketing of MUSE. From April 1999 to July 2000, Mr. Marsh served as our General Manager, Operations.  From May 1998 to March 1999, he served as our Senior Director, U.S. Operations. From April 1994 to April 1998, Mr. Marsh served as Vice President Technical Operations for Copley Pharmaceutical, Inc., a pharmaceutical company acquired by Teva Pharmaceutical Industries, Ltd. From September 1993 to April 1994, Mr. Marsh served as a liaison between Copley Pharmaceutical, Inc. and Copley’s majority stockholder, Hoechst-Celanese Corporation. From November 1987 to April 1994, Mr. Marsh served in various manufacturing, sales and business management roles for Hoechst-Roussel Pharmaceuticals, Inc., a pharmaceutical company. Mr. Marsh holds a B.S. in Engineering from New Jersey Institute of Technology, an M.B.A. from Seton Hall University and a New Jersey State Professional Engineering License.

Wesley W. Day, Ph.D. has served as our Vice President, Clinical Development since November 2005. From September 2003 until October 2005, Dr. Day served as Senior Director, Safety and Risk Management at Pfizer Inc., a research-based global pharmaceutical company. Since 1995, Dr. Day has served as an Adjunct Associate Professor for the School of Pharmacy at the University of Maryland at Baltimore. From 2002 until 2003, he also served as an Adjunct Assistant Professor for Temple University in Philadelphia, Pennsylvania. Dr. Day holds a B.S. from the University of Texas Pan American and a Ph.D. in Pharmacology and Toxicology from the University of Maryland at Baltimore.

Lee B. Perry has served as our Vice President and Chief Accounting Officer since February 2007 and has served as Assistant Secretary since June 2012. From March 2005 to February 2007, Mr. Perry served as our Senior Director, Finance. From May 2002 to March 2005, Mr. Perry served as Senior Director of Finance at Questcor Pharmaceuticals, Inc., a public specialty pharmaceutical company. Mr. Perry holds a B.A. in Economics from San Diego State University and is a certified public accountant.

John L. Slebir, Esq. joined VIVUS in September 2009.  Since June 2011, Mr. Slebir has served as our Vice President, Business Development and General Counsel and, since June 2012, he also has served as our Secretary. From January 2011 until June 2011, Mr. Slebir served as our Vice President, General Counsel and, from September 2009 until January 2011, he served as our General Counsel on a part-time basis. From March 1999 to January 2011, Mr. Slebir served as an attorney at Wilson Sonsini Goodrich & Rosati, P.C., specializing in corporate securities and corporate governance. Prior to joining Wilson Sonsini Goodrich & Rosati, P.C., Mr. Slebir was an attorney at two prominent Bay Area law firms specialized in insurance defense litigation. Mr. Slebir holds a B.A. in Communications from San Diego State University and a J.D. from Santa Clara University School of Law.

Our Directors

Our board of directors, or the Board, currently consists of seven directors.

The following table and the biographical information that follows it set forth information as of April 30, 2013 regarding our Board:

Name of Nominee	Age	Position Held with the Company	First Became a Director
Leland F. Wilson	69	Chief Executive Officer and Director	1991
Peter Y. Tam	49	President and Director	2009
Mark B. Logan(1)(3)	74	Chairman of the Board of Directors	1999
Charles J. Casamento(1)(2)(3)	67	Director	2008
Ernest Mario, Ph.D.(1)(2)	74	Director	2012
Linda M. Dairiki Shortliffe, M.D.(2)(3)	64	Director	1999
Robert N. Wilson	72	Director	2013

(1)                                 Member of the Audit Committee of the Board of Directors.

(2)                                 Member of the Compensation Committee of the Board of Directors.

(3)                                 Member of the Nominating and Governance Committee of the Board of Directors.

Leland F. Wilson has served as a director since April 1991 and our Chief Executive Officer since November 1991. Mr. Wilson also served as our President from April 1991 to October 2009. From 1989 to 1991, Mr. Wilson was Vice President of Marketing and Corporate Development of Genelabs Technologies, Inc., a biopharmaceuticals and diagnostics company. From 1986 to 1989, Mr. Wilson was Group Product Director, later promoted to Director of Marketing, at LifeScan, Inc., a Johnson & Johnson company, which manufactures and markets blood glucose monitoring systems. Mr. Wilson holds a B.S. and an M.S. in Reproductive Physiology from Pennsylvania State University.

Mr. Wilson’s long tenure with the Company as its Chief Executive Officer brings necessary historic, operational and leadership experience to the Board of Directors. Mr. Wilson’s scientific background and extensive drug development and marketing experience afford the Board of Directors unique insight and guidance into strategic issues and opportunities that face the Company.

Peter Y. Tam has served as a director and our President since October 2009. From January 2009 to October 2009, Mr. Tam served as our Chief Operating Officer. From July 2004 to January 2009, Mr. Tam served as our Senior Vice President of Product and Corporate Development.  From November 2002 to July 2004, Mr. Tam served as our Vice President of Strategic Planning and Corporate Development. Mr. Tam joined the Company in 1993 as Manager of Clinical Research and in 1999 he assumed the responsibilities of Director of Clinical and Corporate Development. Mr. Tam holds a B.S. in Chemistry from University of California Berkeley and an M.B.A. from Santa Clara University.

Mr. Tam’s scientific and business background in the areas of clinical, regulatory and corporate development have resulted in building the Company’s product portfolio, guiding the development of product candidates and achieving multiple regulatory approvals in the United States during his service with the Company.

Mark B. Logan has served as a director of the Company since March 1999 and was elected Chairman of the Board of Directors in April 2007. From 1994 until his retirement in 2001, Mr. Logan served as Chairman and Chief Executive Officer of VISX, Inc. (now a part of Abbott Laboratories), a public ophthalmic device company, which invented, obtained FDA approval and commercialized the procedure for correcting refractive vision errors known as LASIK. From 1992 to 1994, Mr. Logan was Chairman, President and Chief Executive Officer of Insmed Pharmaceuticals, Inc., a development stage biopharmaceutical company, where he had served on its board since its founding in 1988. From 1990 to 1992, Mr. Logan was a principal at McManus Associates, Inc., a research and management firm, specializing in the health care field. From 1981 to 1985, Mr. Logan served as Executive Vice President, Chief Operating Officer, and as a member of the board of Bausch & Lomb, Inc., a company focusing on eye health products. From 1975 to 1981, he was Consumer Group President of Becton, Dickinson and Co., a public medical technology company. From 1967 to 1974, Mr. Logan served as President and General Manager of a subsidiary of Wyeth, Inc. (formerly American Home Products Corp., now a part of Pfizer, Inc.), a public pharmaceutical company. Since November 2010, Mr. Logan has also served on the board of STAAR Surgical Company, a public company that designs, develops and manufactures intraocular lenses. Since 2011, he has served on the board of Gencia Corporation, a private biotechnology company. From 1997 to 2006, he served on the board of Abgenix, Inc., a public biotechnology company which was acquired by Amgen Corporation. From 2000 to 2001, he also served on the board of Somnus Medical Technologies, a public company that designs, develops, manufactures and markets medical devices and which was acquired by Gyrus Group PLC. From 1996 to 1997, he served on the board of Imagyn Medical, Inc., a public company that designs and markets medical devices and which was acquired by Urohealth Systems, Inc. In addition, since 2002, Mr. Logan has served on the advisory board of The University of Virginia Heart and Vascular Center and has been a Trustee and member of the Executive Committee of the Southern Environmental Law Center since 2002. In 1999, Mr. Logan was inducted into the Ernst & Young Entrepreneur of the Year Hall of Fame. Mr. Logan holds a B.A. from Hiram College, was a Woodrow Wilson Fellow at New York University and completed the Program for Management Development at Harvard Business School.

Mr. Logan’s prior extensive executive level operational experience at public pharmaceutical and medical device companies brings essential experience to the Board of Directors and its committees needed for strategic planning, product development and commercialization, finance and operations and executive compensation. Mr. Logan’s long tenure on our Board of Directors, experience on other public boards and foundations, and previous experience as the chairman and chief executive officer of a publicly traded company bring necessary leadership and governance skills to the Board of Directors and its committees.

Charles J. Casamento has served as a director of the Company since April 2008. Since 2007, Mr. Casamento has been Executive Director and Principal of The Sage Group, Inc., a public healthcare advisory company specializing in business development strategy and transactions. From October 2004 to April 2007, Mr. Casamento was President and Chief Executive Officer of Osteologix, Inc., a public specialty pharmaceutical company, and served on Osteologix’s board of directors.  From 1999 until August 2004, he was Chairman, Chief Executive Officer and President of Questcor Pharmaceuticals, a public specialty pharmaceutical company.  From 1993 to 1999, he served as Chairman, Chief Executive Officer and President of RiboGene, Inc., a public company which merged with Cypros, Inc. to form Questcor Pharmaceuticals. From 1989 to 1993, Mr. Casamento co-founded and was Chief Executive Officer and a member of the board of Indevus Pharmaceuticals, Inc. (formerly known as Interneuron Pharmaceuticals Inc.), a public company which invented a weight loss product approved by the FDA. From 1985 to 1989, he was the Senior Vice President & General Manager for Pharmaceuticals and Biochemicals at Genyzme Corporation, a public biotechnology company. From 1983 to 1985, Mr. Casamento served as the Vice President of Business Development and Strategic Planning for the Critical Care division of American Hospital Supply Corporation, a public medical supply, device and pharmaceutical company. From 1979 to 1983, he served as the Director of New Medical Products and Acquisitions of Johnson & Johnson, a public medical devices, pharmaceutical and consumer packaged goods manufacturer. From 1977 to 1979, he also served as the Product Development Manager of Hoffmann-LaRoche Inc., a public healthcare company. From 1970 to 1977, Mr. Casamento served as the Director of New Product Planning and Licensing of Novartis International AG (formally known as Sandoz AG), a public pharmaceutical company.  Since July 2011, he has served on the board of Astex Pharmaceuticals, Inc., a public biotechnology company.  Since July 2010, he has served on the board of International Stem Cell Corporation, a public biotechnology company. From July 1997 to March 2013, Mr. Casamento served on the board of Cortex Pharmaceuticals, Inc., a public pharmaceutical company. From 1999 to 2003, he served as a director of LifePoint Inc., a public company which develops rapid, non-invasive testing products. From September 2002 to July 2011, he served on the board of SuperGen, Inc., a public pharmaceutical company. He is a member of the Fordham University Science Council and was previously Vice Chairman of The Catholic Medical Mission Board, a large international non-profit organization providing health care services to third world countries. Mr. Casamento holds a B.S. in Pharmacy from Fordham University and an M.B.A. from Iona College.

Mr. Casamento’s extensive executive level operational experience and healthcare focused business development consulting experience bring significant experience to the Board of Directors and its committees needed for strategic planning, product development and commercialization, finance and operations and executive compensation. Mr. Casamento’s director level corporate governance experience on public company boards brings governance skills to the Board of Directors and its committees.

Ernest Mario, Ph.D. has served as a director of the Company since April 2012. Since August 2007, Dr. Mario has served as the Chief Executive Officer and Chairman of the board of directors of Capnia, Inc., a privately held company focused on the development and commercialization of novel therapeutic and diagnostic products to address significant unmet healthcare needs. From January 1992 until March 1993, Dr. Mario served as Deputy Chairman of Glaxo Holdings plc., a public pharmaceutical company, and as Chief Executive from May 1989 to March 1993. From November 1997 to December 2001, he served as Chairman and Chief Executive Officer of ALZA Corporation, a research based pharmaceutical company providing drug delivery solutions, and Co-Chairman and Chief Executive Officer from August 1993 to November 1997.  Since June 2012, Dr. Mario has served on the board of XenoPort, Inc., a public biopharmaceutical company. Since November 2010, Dr. Mario has served on the board of TONIX Pharmaceuticals Holding Corp., a public specialty pharmaceutical company.  Since August 2007, he has also served on the board of Celgene Corporation, a public biopharmaceutical company. Since 2001, he has served on the board of Boston Scientific Corporation, a public company which develops, manufactures and markets medical devices and Maxygen, Inc., a public biotechnology company. In addition, from 1993 to 2011, Dr. Mario served on the board of Pharmaceutical Product Development, Inc., a contract research organization company which was later acquired by affiliates of The Carlyle Group and Hellman & Friedman. From 2003 to 2007, he also served as Chairman and Chief Executive Officer of Reliant Pharmaceuticals, Inc., a privately held pharmaceutical company. He currently serves as Chairman of the American Foundation for Pharmaceutical Education. Since 1996, he has served as an advisor to The Ernest Mario School of Pharmacy at Rutgers University. Dr. Mario is the recipient of the 2007 Remington Medal, the American Pharmacists Association’s highest honor. Dr. Mario holds a B.S. in Pharmacy from Rutgers University, and an M.S. and a Ph.D. in Physical Sciences from the University of Rhode Island.

Dr. Mario’s significant prior and current executive level operational experience at therapeutic and pharmaceutical companies brings essential experience to the Board of Directors and its committees needed for strategic planning, product development and commercialization, finance and operations, risk management and executive compensation decisions. Dr. Mario’s experience on other public and private company boards and foundations brings necessary leadership and governance skills to the Board of Directors and its committees.

Linda M. Dairiki Shortliffe, M.D. has served as a director of the Company since June 1999. Since 1981, Dr. Shortliffe has served as a Professor of Urology at Stanford University School of Medicine and as an endowed Professor since 2005. From 1995 to 2011, she was the Chair of the Department of Urology at Stanford University School of Medicine. She was also the founding Chief of Pediatric Urology at Lucile Salter Packard Children’s Hospital at Stanford in 1991. From 1981 to 1986, she served as the Chief of Urology at Palo Alto Veterans Administration Hospital. In these roles, Dr. Shortliffe was responsible for all departmental clinical and research development and administrative, financial, and personnel affairs. She is a Fellow of the American College of Surgeons and the American Academy of Pediatrics. In addition, she is a past Trustee and President of the American Board of Urology, past President of the Society for University Urologists, and past Chair of the American Academy of Pediatrics Section on Urology. She chaired the Bladder Research Program Review Group for the National Institute of Diabetes and Digestive and Kidney Diseases of the National Institutes of Health. She has had nationally funded basic and clinical research and published over 150 articles and chapters. Dr. Shortliffe holds an A.B. from Radcliffe/Harvard College and an M.D. from Stanford University and was a Fellow at the Radcliffe Institute for Advanced Study at Harvard University and the Clayman Institute at Stanford University.

Dr. Shortliffe’s clinical and administrative medical background brings valuable insight to the Board of Directors needed to evaluate, develop and commercialize our current and future product candidates.

Robert N. Wilson has served as a director of the Company since April 2013. From 1964 to 2003, Mr. Wilson served in various roles at Johnson & Johnson, a public healthcare company, including the Executive Committee from 1983 through 2003 and vice chairman of the board from 1988 through 2003. Since 2007, Mr. Wilson has also been Chairman of Mevion Medical Systems, Inc. (formerly Still River Systems), a medical device company. Since 2003, Mr. Wilson has served as a member of the board of Synta Pharmaceuticals Corporation, a public biopharmaceutical company, and a member of the board of Charles Schwab Corporation, a public brokerage and banking company. Since 1996, he has been a member of the board of Hess Corporation, a public oil and gas company. From 2004 to 2007, Mr. Wilson was also Chairman of Caxton Health Holdings, LLC, a healthcare-focused investment firm.

Mr. Wilson’s knowledge and extensive experience in the pharmaceutical industry brings essential experience to the Board of Directors. In addition, Mr. Wilson’s significant experience on other publicly traded company boards of directors and board committees provides him with an understanding of current corporate governance practices and trends and compensation matters that provides value to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file certain reports of ownership with the SEC. Such officers, directors and stockholders are also required by SEC rules to provide us with copies of all Section 16(a) forms that they file. Based solely on its review of copies of such forms received by us or on written representations from certain reporting persons submitted to us during the year ended December 31, 2012, we believe that during the period from January 1, 2012 to December 31, 2012, all of our executive officers, directors and 10% stockholders complied with all Section 16(a) requirements except as follows: one late Form 4 for Mr. Wilson was filed on July 2, 2012, reporting the exercise of a stock option grant and subsequent sale of the underlying shares under a Rule 10b5-1 trading plan and one late Form 4 for Mr. Casamento was filed on April 22, 2013 for the gift of 61,000 shares of VIVUS Common Stock to a blind trust managed by a third-party trustee over which Mr. Casamento has no control over transactions in the shares held by the trust and no right to control voting of the shares or the disposition of proceeds upon sale.

Code of Business Conduct and Ethics

The Board of Directors has adopted a Code of Business Conduct and Ethics, which is applicable to all of our employees, officers and directors. The Code of Business Conduct and Ethics may be found on our website at www.vivus.com. The Company will disclose any amendment to the Code of Business Conduct and Ethics or waiver of a provision of the Code of Business Conduct and Ethics, including the name of the person to whom the waiver was granted, on our website on the Investor Relations page. The Company intends to disclose future amendments to, or waivers from, certain provisions of its Code of Business Conduct and Ethics on the above website within five business days following the date of such amendment or waiver.

Material Changes to Nominee Recommendation Procedures

There are no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee’s main function is to oversee our accounting and financial reporting processes, internal system of control, independent registered public accounting firm relationships and the audits of our financial statements. The Audit Committee consists of directors Casamento, Logan and Mario, none of whom is an employee of the Company and each of whom is independent within the meaning of the NASDAQ director independence standards and the SEC requirements, in each case as currently in effect. The Board of Directors has determined that Dr. Mario is an “audit committee financial expert” as defined in SEC rules. Dr. Mario serves as Chairman of the Audit Committee.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis discusses:

•                  the elements of our compensation programs applicable to the named executive officers for 2012;

•                  the actions taken in 2012 with respect to compensation for the named executive officers; and

•                  the compensation of our named executive officers during 2012.

We refer to the following individuals as “named executive officers” for 2012:

Name	Title
Leland F. Wilson	Chief Executive Officer

Peter Y. Tam	President

Timothy E. Morris	Senior Vice President Finance and Global Corporate Development and Chief Financial Officer

Michael P. Miller	Senior Vice President and Chief Commercial Officer

Guy P. Marsh	Vice President, U.S. Operations and General Manager

Wesley W. Day, Ph.D.	Vice President, Clinical Development

John L. Slebir	Vice President, Business Development and General Counsel and Secretary

General Philosophy

We compensate our named executive officers through a combination of base salary, cash bonus and equity compensation designed to be competitive with comparable companies. Our core objective is to attract, retain, reward and motivate our named executive officers and to align our performance with the long-term interests of our stockholders.

Our compensation programs are designed to:

•                  attract and retain our named executive officers by providing an overall compensation package that is competitive in the market in which we compete through cash bonuses and long-term equity awards based on corporate and individual performance;

•                  share the risks and rewards of our business with our named executive officers;

•                  align the interests of our named executive officers with the interests of our stockholders in particular through equity awards; and

•                  compensate our named executive officers in a manner that is efficient and affordable for the Company.

In determining the compensation for our named executive officers, we consider a number of factors, including information regarding comparably sized companies in the biotechnology and pharmaceutical industries in the United States. We also consider the seniority level of the employee, the geographical region in which the employee resides and the employee’s overall performance and contribution to the Company. Especially with respect to the compensation of our Chief Executive Officer and our Chief Financial Officer, we also consider our performance and the anticipated difficulty of replacing the executive officer with someone of comparable experience and skills.

Executive Compensation Program Objectives

Executive Compensation Programs

Our Compensation Committee relies on experience with other companies in our industry and, with respect to our named executive officers, third party industry compensation surveys and internally generated comparisons of the various elements of total compensation to peer group companies, or the Peer Group, to determine base salary, performance-based cash bonuses and performance-based equity awards and the portion of total compensation each element should comprise. We believe that a larger portion of our named executive officers’ compensation should be based on performance than our lower level personnel. Consistent with our compensation philosophy, we have structured each element of our compensation program as described below.

We design our base pay to provide the essential reward for an employee’s work. Once base pay levels are determined, increases in base pay are provided to recognize an employee’s specific performance achievements and contributions.

We also utilize cash bonuses to compensate employees for the achievement of corporate objectives as well as an employee’s outstanding results while allowing us to remain competitive with other companies.

We utilize equity-based compensation, primarily time-based stock options, to ensure that we have the ability to retain employees over a longer period of time and to provide employees with a form of reward that aligns their interests with those of our stockholders. Our employee stock options typically vest over a period of four years, which provides a long-term incentive to our personnel as they work on multi-year commercialization and drug development programs. Employees whose skills and results we deem to be critical to our long-term success are eligible to receive higher levels of equity-based compensation.

Core benefits, such as our basic health benefits, 401(k) program, disability and life insurance plans, are designed to provide support to employees and their families and to be competitive with other companies in our industry.

Our Peer Group

For 2012, our Compensation Committee chose a group of 16 companies to include in the Peer Group based on their similarity to us in terms of industry focus, stage of development, pharmaceutical assets, business strategy, and the geographical location of the talent pool with which we compete. The market data for the Peer Group was drawn from publically available documents. Additional compensation data for each named executive officer was obtained from the Radford Global Life Sciences Survey. The Compensation Committee also included in the Peer Group companies with which we compete for talent and that more closely resemble the group of companies that we would use for measuring relative financial performance for annual incentive bonuses. For 2012, the Peer Group consisted of the following companies:

Affymax, Inc.	MannKind Corporation
Arena Pharmaceuticals, Inc.	Medivation, Inc.
Amylin Pharmaceuticals, Inc.	Onyx Pharmaceuticals, Inc.
Biomarin Pharmaceutical Inc.	Orexigen Therapeutics, Inc.
Dendreon Corporation	Questcor Pharmaceuticals, Inc.
Exelixis, Inc.	Rigel Pharmaceuticals, Inc.
ISIS Pharmaceuticals, Inc.	Seattle Genetics, Inc.
Jazz Pharmaceuticals, Inc.	Theravance, Inc.

The data on the compensation practices of the Peer Group is gathered by our searches of publicly available information. Due to the variations between companies reporting the individual and roles for which compensation is disclosed, directly comparable information is not available from each peer company with respect to each of our named executive officers. In considering the Peer Group compensation data, the Compensation Committee recognizes that executives at different companies can play significantly different roles, with different responsibilities and scope of work, even though they may hold similar titles or positions. Moreover, it is not always possible to determine the respective qualitative factors that may influence compensation from the publically reported compensation data, such as scope of each named executive officer’s responsibilities, their performance during the period under consideration or their perceived importance to their companies’ business, strategy and objectives. Accordingly, the Compensation Committee looked to information about the

Peer Group as one of a number of considerations in establishing executive compensation levels (as described in more detail below). In determining compensation for our named executive officers, the Compensation Committee reviewed both Peer Group information and the collective experience of the members of our Compensation Committee and executive management to establish our compensation practices.

Stockholder Say-on-Pay Votes

In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we held a non-binding stockholder vote in June 2012 on our 2011 executive compensation practices. The Compensation Committee, while not bound to act on a negative vote, carefully considers the opinion of its stockholders in making compensation decisions.  The 2012 say-on-pay vote to approve our 2011 executive compensation passed with 48,778,305 votes for, 723,197 votes against, 116,822 abstaining, and 35,402,250 broker non-votes.  In alignment with our philosophy on stockholder say-on-pay, and with the results of the say-on-pay frequency vote held in 2011, we intend to continue to hold non-binding stockholder say-on-pay votes annually.

Executive Compensation Components

We have structured each element of our compensation package as follows:

Base Salary

We determine our named executive officers’ salaries based on job responsibilities and individual experience, and we benchmark the amounts we pay against comparable competitive market compensation for similar positions within our Peer Group and industry as well as geographical area. Specifically, we utilize information obtained from our comparison of Peer Group compensation data and the annual Radford Global Life Sciences Survey, or the Comparison Data. Our Compensation Committee reviews the salaries of our named executive officers annually, and our Compensation Committee grants increases in salaries based on a review of the Comparison Data and of individual performance during the prior calendar year provided that any increases are within the guidelines determined by the Compensation Committee for each position. Guidelines are adjusted and modified on an annual basis based on information obtained from our review of the Comparison Data, as well as from our Compensation Committee’s and management’s experience and general employment market conditions for our industry and geographic area. Increases in base salary are based on individual performance as merit increases and on the Comparison Data as market increases; such increases are not automatic or guaranteed.

In January 2012, our Compensation Committee reviewed base salaries for our named executive officers.  The Compensation Committee considered a number of factors in setting the 2012 base salaries for our named executive officers, including the status and results of our New Drug Applications, or NDAs, to the U.S. Food and Drug Administration, or FDA, for Qsymia® for the treatment of obesity and for STENDRATM for the treatment of erectile dysfunction and the preparation for the commercial launch of Qsymia as a treatment for obesity, including the manufacture of Qsymia launch product, the hiring of key personnel for the Qsymia sales and marketing team, and securing adequate capital to fund our drug development and commercialization plan. For STENDRA, we use the trade name SPEDRA™ in the EU and other territories outside the U.S., and for Qsymia, we use the trade name Qsiva™ in the EU; throughout this Amendment, we refer to STENDRA and SPEDRA as STENDRA, and we refer to Qsymia and Qsiva as Qsymia. In addition, the Compensation Committee reviewed the Comparison Data and the individual performance of our named executive officers during the prior calendar year. Following the Compensation Committee’s review, all of our named executive officers received merit increases to their base salaries based on individual performance, and Messrs. Tam, Miller and Slebir and Dr. Day received market increases to their base salaries based on a review of the Comparison Data.

The table below provides the base salary for each named executive officer:

Name	2012 Increase to Base Salary	2012 Base Salary ($)
Leland F. Wilson	3.9%	738,000
Peter Y. Tam(1)	8.8%	545,012
Timothy E. Morris	5.5%	433,563
Michael P. Miller(2)	12.6%	394,076
Guy P. Marsh	4.3%	340,419
Wesley W. Day, Ph.D.(3)	14.1%	404,495
John L. Slebir(4)	14.5%	360,750

(1)                                 Includes a $10,000 market adjustment increase. Actual amount of merit increase was 6.75%.

(2)                                 Includes a $25,000 market adjustment increase. Actual amount of merit increase was 5.5%.

(3)                                 Includes a $35,000 market adjustment increase. Actual amount of merit increase was 4.25%.

(4)                                 Includes a $30,000 market adjustment increase. Actual amount of merit increase was 5.0%.

Cash Bonus Plans

Annual Bonus Plan.  We award cash bonuses under the Annual Bonus Plan to our named executive officers based on our overall corporate performance and achievement of general corporate performance objectives established by our Board of Directors in April 2012. The cash bonuses are discretionary and are based on an end-of-year assessment by our Compensation Committee. The corporate performance and the achievement of corporate objectives determine the percent of the eligible cash bonus to be paid to each named executive officer. Each named executive officer’s individual performance is reviewed to determine how such named executive officer’s performance contributed to our overall corporate performance and achievement of corporate performance objectives. The Compensation Committee uses this information to determine the named executive officer’s cash bonus award, such that the percent of the eligible bonus to be paid to a named executive officer may be decreased or eliminated based on the individual performance review. Cash bonuses under the Annual Bonus Plan are awarded on a discretionary basis, and the Compensation Committee may modify, eliminate or adjust corporate objectives at any time, thereby ensuring that employees are compensated for performance.

For 2012, our corporate performance objectives as approved by our Board of Directors in April 2012, were as follows:

•                                   initiating the cardiovascular outcomes trial for Qsymia;

•                                   initiating the post-marketing studies for Qsymia and STENDRA;

•                                   completing enrollment in a Phase 2 study for an investigational drug candidate;

•                                   submitting our Marketing Authorization Application to the European Medicines Agency to obtain marketing approval in the European Union for STENDRA as a treatment for erectile dysfunction;

•                                   partnering outside of the U.S. for Qsymia;

•                                   establishing a marketing partnership to launch STENDRA;

•                                   preparing for and launching of Qsymia;

•                                   obtaining or exceeding the Qsymia sales goals for 2012;

•                                   expanding the current Qsymia manufacturing capacity to ensure adequate supply; and

•                                   raising adequate capital to support our business.

In the Compensation Committee’s opinion, the Company succeeded in meeting approximately half of its corporate objectives, including initiating the post-marketing studies for Qsymia and STENDRA, submitting our Marketing Authorization Application to the European Medicines Agency to obtain marketing approval in the European Union for STENDRA as a treatment for erectile dysfunction, expanding the current Qsymia manufacturing capacity to ensure adequate supply, raising adequate capital to support our business, and in part preparing for and launching of Qsymia. Based on the achievements in 2012, the Compensation Committee determined that bonuses under the Annual Bonus Plan equal to 45% of the eligible cash bonus potential would be paid for 2012 to our eligible employees under the plan, including our named executive officers, other than Mr. Wilson, who did not receive a cash bonus for 2012 under the Annual Bonus Plan.

The table below provides the target bonus for each named executive officer who participated in the Annual Bonus Plan for 2012 and the executive’s actual bonus amount:

Name	2012 Target Bonus as a Percentage of Base Salary	2012 Target Bonus ($)	2012 Actual Bonus as a Percentage of Base Salary	2012 Actual Bonus ($)
Leland F. Wilson	55%	405,900	—	—
Peter Y. Tam	50%	272,506	23%	122,628
Timothy E. Morris	40%	173,425	18%	78,041
Michael P. Miller	40%	157,630	18%	70,934
Guy P. Marsh	40%	136,168	18%	61,275
Wesley W. Day, Ph.D.	35%	141,573	16%	63,708
John L. Slebir	35%	126,263	16%	56,818

For 2013, under the Annual Bonus Plan, the Compensation Committee determined that our Chief Executive Officer, President, Chief Financial Officer and Senior Vice Presidents (or equivalent pay grade), and Vice Presidents would be eligible to receive target cash bonuses of up to 60%, 55%, 50% and 40% of their base salaries, respectively, and maximum cash bonuses of up to 75%, 69%, 63%, and 50% of their base salaries, respectively. The table below provides the target and maximum bonuses for each named executive officer who is participating in the Annual Bonus Plan for 2013:

Name	2013 Target Bonus as a Percentage of Base Salary	2013 Target Bonus ($)	2013 Maximum Bonus as a Percentage of Base Salary	2013 Maximum Bonus ($)
Leland F. Wilson	60%	442,800	75%	553,500
Peter Y. Tam	55%	317,742	69%	397,178
Timothy E. Morris	50%	227,621	63%	284,526
Michael P. Miller	50%	203,935	63%	254,918
Guy P. Marsh	50%	184,944	63%	231,179
Wesley W. Day, Ph.D.	40%	167,866	50%	209,832
John L. Slebir	40%	159,515	50%	199,394

Incentive Bonus Plan.  On January 27, 2012, our Compensation Committee adopted a special performance incentive plan, or the Incentive Bonus Plan, pursuant to which all of our employees, including our named executive officers, were eligible to receive a cash bonus payment upon each of the following goals if the goals were achieved in 2012:

•                  FDA approval of the NDA for Qsymia in the U.S., or the Qsymia U.S. Approval;

•                  a final positive opinion from the Committee for Medicinal Products for Human Use, or CHMP, on the Marketing Authorization Application, or MAA, for Qsymia in the EU, or the Qsymia EU Approval; and

•                  FDA approval of the NDA for STENDRA in the U.S., or the STENDRA U.S. Approval.

In order to be eligible under the plan, an employee had to be a full-time active employee as of January 27, 2012 and on the date during 2012 on which one of the foregoing qualifying events occurred.  Bonus payments under the Incentive Bonus Plan were in addition to any bonus payments otherwise available to employees at the discretion of the Compensation Committee. Under the Incentive Bonus Plan, each eligible employee was eligible to receive a cash bonus payment at a rate equal to a percentage of the employee’s bonus potential under the Annual Bonus Plan for 2012, or the 2012 Bonus Potential, for each qualifying event as follows:

•                  60% of the 2012 Bonus Potential upon the Qsymia U.S. Approval;

•                  40% of the 2012 Bonus Potential upon the Qsymia EU Approval; and

•                  40% of the 2012 Bonus Potential upon the STENDRA U.S. Approval.

The corporate goals of the Qsymia U.S. Approval and the STENDRA U.S. Approval were achieved in 2012.  The corporate goal of the Qsymia EU Approval was not achieved.  Accordingly, bonus payments were made to eligible employees, including our named executive officers, equal to 60% of the eligible employee’s 2012 Bonus Potential upon the Qsymia U.S. Approval and equal to 40% of the eligible employee’s 2012 Bonus Potential upon the STENDRA U.S. Approval.

The table below provides the target bonus for each named executive officer who participated in the Incentive Bonus Plan for 2012 and the executive’s actual bonus amount:

Name	2012 Target Incentive Bonus as a Percentage of Base Salary	2012 Target Incentive Bonus ($)	2012 Actual Incentive Bonus as a Percentage of Base Salary	2012 Actual Incentive Bonus ($)
Leland F. Wilson
Bonus Potential upon Qsymia U.S. Approval	33%	243,540	33%	243,540
Bonus Potential upon Qsymia EU Approval	22%	162,360	—	—
Bonus Potential upon STENDRA U.S. Approval	22%	162,360	22%	162,360
Total Bonus Received			55%	405,900

Peter Y. Tam
Bonus Potential upon Qsymia U.S. Approval	30%	163,504	30%	163,504
Bonus Potential upon Qsymia EU Approval	20%	109,002	—	—
Bonus Potential upon STENDRA U.S. Approval	20%	109,002	20%	109,002
Total Bonus Received			50%	272,506

Timothy E. Morris
Bonus Potential upon Qsymia U.S. Approval	24%	104,055	24%	104,055
Bonus Potential upon Qsymia EU Approval	16%	69,370	—	—
Bonus Potential upon STENDRA U.S. Approval	16%	69,370	16%	69,370
Total Bonus Received			40%	173,425

Michael P. Miller
Bonus Potential upon Qsymia U.S. Approval	24%	94,578	24%	94,578
Bonus Potential upon Qsymia EU Approval	16%	63,052	—	—
Bonus Potential upon STENDRA U.S. Approval	16%	63,052	16%	63,052
Total Bonus Received			40%	157,630

Guy P. Marsh
Bonus Potential upon Qsymia U.S. Approval	24%	81,701	24%	81,701
Bonus Potential upon Qsymia EU Approval	16%	54,467	—	—
Bonus Potential upon STENDRA U.S. Approval	16%	54,467	16%	54,467
Total Bonus Received			40%	136,168

Wesley W. Day, Ph.D.
Bonus Potential upon Qsymia U.S. Approval	21%	84,944	21%	84,944
Bonus Potential upon Qsymia EU Approval	14%	56,629	—	—
Bonus Potential upon STENDRA U.S. Approval	14%	56,629	14%	56,629
Total Bonus Received			35%	141,573

John L. Slebir
Bonus Potential upon Qsymia U.S. Approval	21%	75,758	21%	75,758
Bonus Potential upon Qsymia EU Approval	14%	50,505	—	—
Bonus Potential upon STENDRA U.S. Approval	14%	50,505	14%	50,505
Total Bonus Received			35%	126,263

Equity Compensation

We award equity compensation to our named executive officers based on the performance of the named executive officer and guidelines related to each named executive officer’s position in the Company. We determine our stock option guidelines based on information derived from our Compensation Committee’s and management’s experience and, with respect to our named executive officers, an internally generated comparison of companies and third party survey of companies in our industry. Specifically, we utilize the Comparison Data to modify and adjust our stock option guidelines. We typically base awards to newly hired employees on these guidelines, and we base awards to continuing employees on these guidelines along with an employee’s performance for the prior fiscal year. In determining the amount of awards, we generally do not consider an employee’s current equity ownership in the Company or the prior awards that are fully vested. Rather, we evaluate each employee’s awards based on the factors described above and competitive market factors in our industry.

Our stock option awards typically vest over a four-year period subject to the continued service of the employee to the Company. Twenty-five percent (25%) of the shares typically vest on the first anniversary of the option award, with the remaining shares vesting monthly in equal amounts over the remainder of the vesting period. We believe this vesting arrangement encourages our employees to continue service to the Company for a longer period of time and remain focused on our multi-year long-term drug development and commercialization programs.

Timing of Equity Awards. Our Compensation Committee typically makes award decisions for employees at its first meeting in each fiscal year. We believe annual awards at this time allow the Compensation Committee to consider a number of factors related to the stock option award decisions, including corporate performance for the prior fiscal year, employee performance for the prior fiscal year and expectations for the upcoming fiscal year. With respect to newly hired employees, our practice is typically to make stock awards at the first meeting of the Compensation Committee following the employee’s hire date. We do not plan or time our stock option awards in coordination with the release of material non-public information for the purpose of affecting the value of executive compensation.

Allocation of Equity Compensation. In 2012, we granted stock options to purchase 2,850,118 shares of our Common Stock, of which stock options to purchase a total of 867,000 shares were awarded to executives, representing 30% of all awards in 2012. Our Compensation Committee does not apply a formula for allocating stock options to named executive officers. Instead, our Compensation Committee considers the role and responsibilities of the named executive officers, competitive factors, the non-equity compensation received by the named executive officers and the total number of options to be granted in the fiscal year.

Type of Equity Awards. Under our 2010 Equity Incentive Plan, we may award incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees, and we may award nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to our employees, directors and consultants. The primary form of equity compensation that we award consists of incentive and nonstatutory stock options.

Equity Awards in 2012. In January 2012, our Compensation Committee reviewed equity compensation for our named executive officers.  The Compensation Committee reviewed the Comparison Data and the individual performance of our named executive officers during the prior calendar year. Following the Compensation Committee’s review, all of our named executive officers received stock options as reflected in the 2012 Grant of Plan Based Awards Table on page 19 below.

Retirement Savings Plan

We maintain a 401(k) retirement savings plan for the benefit of our eligible employees. Employees may elect to contribute their compensation up to the statutorily prescribed limit. We currently match employee contributions up to a maximum of 4% of an employee’s salary per pay period. In 2012, the employer-match contribution limit was $9,800 per employee.

Employment Agreement

Leland F. Wilson, our Chief Executive Officer, initially entered into an employment agreement with the Company on December 20, 2007. On January 25, 2013, our Compensation Committee approved the fourth amendment to Mr. Wilson’s employment agreement, extending the term until June 1, 2014. Mr. Wilson’s employment agreement, as amended to date, provides for:

•                  A base salary subject to annual review and adjustment by the Board or the Compensation Committee, which has been set by the Compensation Committee at $738,000 for 2013;

•                  Eligibility to receive an annual cash incentive payment for the achievement of performance goals established by the Board or the Compensation Committee, with an incentive target of not less than 45% of Mr. Wilson’s base salary, which has been subsequently increased by the Compensation Committee to 60% for 2013;

•                  Eligibility to receive annual performance grants under our stock option performance program, with any determinations relating to such grants to be made in the sole discretion of the Board or the Compensation Committee;

•                  In the event that Mr. Wilson’s employment agreement is not renewed and such reason for non-renewal is for reasons other than cause, Mr. Wilson’s employment with the Company is terminated without cause or Mr. Wilson resigns for good reason (as those terms are defined in Mr. Wilson’s employment agreement), other than as a result of a change of control (as defined in Mr. Wilson’s employment agreement), and subject to Mr. Wilson signing a release of claims in favor of the Company, the payment of (i) a lump sum payment equal to 15 months of Mr. Wilson’s base salary, as in effect at the time of termination; (ii) a lump sum payment equal to the pro-rated amount of Mr. Wilson’s target annual incentive for the year in which termination occurs;

(iii) up to 12 months of reimbursement for premiums paid for COBRA coverage; and (iv) full acceleration with respect to Mr. Wilson’s outstanding unvested equity awards with an exercise period equal to the later of 12 months from termination of employment or 12 months from termination of service from the Board of Directors. In the event Mr. Wilson’s employment agreement is not renewed and a change of control occurs during the period commencing on the date that the company notifies Mr. Wilson of the non-renewal and ending on Mr. Wilson’s termination date, then in lieu of the benefits provided upon non-renewal, Mr. Wilson will be entitled to receive the benefits to be received for a termination in connection with a change of control;

•                  In the event that Mr. Wilson’s employment with the Company is terminated without cause or resignation for good reason in connection with a change of control, and subject to Mr. Wilson signing a release of claims in favor of the Company, the payment of (i) a lump sum payment equal to 24 months of Mr. Wilson’s base salary, as in effect at the time of termination; (ii) a lump sum payment equal to 200% of Mr. Wilson’s target annual incentive for the year in which termination occurs; (iii) up to 24 months of reimbursement for premiums paid for COBRA coverage; (iv) outplacement services with a total value not to exceed $20,000; and (v) full acceleration with respect to Mr. Wilson’s outstanding unvested equity awards with an exercise period equal to the later of 12 months from termination of employment or 12 months from termination of service from the Board;

•                  In the event that Mr. Wilson’s employment with the Company is terminated voluntarily by Mr. Wilson due to his retirement, such termination is without cause, and subject to Mr. Wilson providing the Company with written notice of his retirement at least 90 days prior to his retirement and his signing a release of claims in favor of the Company, the payment of (i) a lump sum payment equal to 21 months of Mr. Wilson’s base salary, as in effect at the time of retirement; (ii) a lump sum payment equal to 100% of the average annual incentive received by Mr. Wilson over the three year period prior to his retirement; (iii) up to 12 months of reimbursement for premiums paid for COBRA coverage; and (iv) full acceleration with respect to Mr. Wilson’s outstanding unvested equity awards with an exercise period equal to the later of 12 months from termination of employment or 12 months from termination of service from the Board of Directors. The Company’s obligation to provide Mr. Wilson with benefits upon retirement is conditioned on an appropriate successor to Mr. Wilson having been identified and the Board’s determination that the transition to the successor has been successfully accomplished. In the event a change of control occurs during the period commencing on the date that Mr. Wilson provides the Company with written notice of his retirement and ending on Mr. Wilson’s termination date, then in lieu of the benefits provided upon retirement, Mr. Wilson will be entitled to receive the benefits to be received for a termination in connection with a change of control;

•                  In the event that Mr. Wilson’s employment is terminated due to Mr. Wilson’s death or disability (as defined in Mr. Wilson’s employment agreement), the payment of (i) a lump sum payment equal to the current year’s annual cash incentive pro-rated to the date of termination; (ii) up to 12 months of reimbursement for premiums paid for COBRA coverage; and (iii) full acceleration with respect to Mr. Wilson’s outstanding unvested equity awards with an exercise period equal to the later of 12 months from termination of employment or 12 months from termination of service from the Board;

•                  An agreement by Mr. Wilson not to solicit any employee of the Company for employment other than at the Company, not to compete with the Company and not to disparage the Company, in each case during the term of his employment with the Company or until such time as he is no longer receiving payments with respect to his base salary from the Company; and

•                  The reimbursement by the Company of reasonable and actual legal expenses incurred by Mr. Wilson in connection with the negotiation, preparation and execution of Mr. Wilson’s employment agreement.

Change of Control Benefits

A description of the change of control benefits given to our named executed officers and a table showing potential payments upon termination or change of control of our named executive officers are set forth herein beginning on page 21.

Perquisites and Other Benefits

We annually review the perquisites that our named executive officers receive. In addition to the short-term and long-term disability insurance plans offered to all of our employees, including all of our named executive officers, we provide an additional long-term disability insurance plan for our Chief Executive Officer. We also offer all of our named executive officers a supplemental medical reimbursement coverage plan which allows our named executive officers to receive reimbursement for eligible out of pocket medical expenses.

Compensation Process

The Compensation Committee reviews and approves the salaries and incentive compensation of our named executive officers, directors and the remainder of our personnel, including all new hire stock option awards to employees. In addition, the Compensation Committee approves stock option awards for all employees as part of our annual performance review process. The agenda for meetings of the Compensation Committee are prepared by the Compensation Committee Chairman in consultation with management. Our Chief Executive Officer, Chief Financial Officer, and General Counsel attend the meetings of the Compensation Committee, but the Chief Executive Officer, the Chief Financial Officer and the General Counsel do not participate in deliberations relating to their own compensation. In rendering its decisions, the Compensation Committee considers the recommendations of the Chief Executive Officer, with input by the Chief Financial Officer and the General Counsel, the information regarding comparably sized companies in the biotechnology and pharmaceutical industries in the United States and its collective experience with other companies. The Compensation Committee generally reviews the performance and compensation of the Chief Executive Officer and Chief Financial Officer annually.

Our Compensation Committee also works with our Chief Executive Officer and Chief Financial Officer in evaluating the financial, accounting, tax and retention implications of our various compensation programs.

Effect of Accounting and Tax Treatment on Compensation Decisions

We consider the anticipated accounting and tax implications to us and our named executive officers of our compensation programs. Prior to 2006, the primary form of equity compensation that we awarded consisted of incentive and nonstatutory stock options due to favorable accounting and tax treatment and the expectation among employees in our industry that they would be compensated through stock options. Beginning in 2006, the accounting treatment for stock options changed as a result of Financial Accounting Standards No. FAS 123R, or FAS 123(R), Share-Based Payment, as codified in FASB ASC topic 718, Compensation—Stock Compensation, or ASC 718, potentially making the accounting treatment of stock options less attractive. As a result, we assessed the desirability of various alternatives to stock options but determined to continue to grant stock options as the primary form of equity compensation.

Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a limit on the amount of compensation that we may deduct in any one year with respect to our Chief Executive Officer and each of our next three most highly compensated executive officers, unless certain specific criteria are satisfied. From time to time, we monitor whether it might be in our interests to structure our compensation programs to satisfy the requirements of Section 162(m). We seek to maintain flexibility in compensating our executives in a manner designed to promote our corporate goals and, therefore, our Compensation Committee has not adopted a policy requiring all compensation to be deductible. Our Compensation Committee will continue to assess the impact of Section 162(m) on our compensation practices and determine what further action, if any, is appropriate.

Executive Time Off

All of our full-time employees, including our named executive officers, receive up to seven weeks of vacation each year, based upon the length of service. Unused vacation carries over to the following year and may accumulate up to three weeks at any time. Upon termination, all employees are paid their accrued benefit that existed as of the date of such termination. Additionally, all employees receive two personal days and eight sick days each year. Personal days expire if unused as of the end of the calendar year, but all employees are paid their accrued benefit of any unused personal days as of the date of termination. Sick days expire if unused as of the date of termination or the end of the calendar year.

2012 Summary Compensation Table

The following table presents information for our fiscal year ended December 31, 2012 concerning the total compensation paid to or accrued for our Chief Executive Officer, Chief Financial Officer and each of our five other most highly compensated executive officers. We refer to these executive officers as our “named executive officers” below.

Name and Principal Position	Year	Salary($) (1)	Option Awards($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total($)
Leland F. Wilson	2012	738,000	2,742,717	405,900	11,777	3,898,394
Chief Executive Officer and Director	2011	710,000	1,300,998	331,925	18,096	2,361,019
	2010	680,813	1,594,532	177,000	10,989	2,463,334

Peter Y. Tam	2012	545,012	894,053	395,134	12,189	1,846,388
President and Director	2011	501,012	603,052	212,930	16,261	1,333,255
	2010	477,154	566,233	95,430	16,116	1,154,933

Timothy E. Morris	2012	433,563	759,101	251,466	23,297	1,467,427
Senior Vice President Finance and Global Corporate Development and Chief Financial Officer	2011	410,963	482,442	139,727	21,412	1,054,544
	2010	391,393	452,986	78,278	24,558	947,215

Michael P. Miller	2012	394,076	759,101	228,564	7,158	1,388,899
Senior Vice President and Chief Commercial Officer	2011	349,826	328,062	118,941	8,531	805,360
	2010	235,385	2,541,582	46,240	10,680	2,833,887

Guy P. Marsh	2012	340,419	759,101	197,443	17,126	1,314,089
Vice President, U.S. Operations and General Manager	2011 2010	326,541 310,991	482,442 339,740	111,024 62,198	10,050 11,799	930,057 724,728

Wesley W. Day, Ph.D.	2012	404,495	421,724	205,281	17,566	1,049,066
Vice President, Clinical Development	2011	354,432	301,527	105,444	13,497	774,900
	2010	306,224	226,494	53,589	17,969	604,276

John L. Slebir	2012	360,750	421,724	183,081	16,810	982,365
Vice President, Business Development and General Counsel and Secretary	2011	315,000	1,025,189	93,713	10,050	1,443,952
	2010	300,256	—	55,125	250	355,631

(1)                                 The amounts in this column include payments in respect of accrued vacation, holidays and sick days.

(2)                                 The amounts included in the “Option Awards” column do not reflect compensation actually received by the named executive officer but represent the grant date fair value computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. See also the 2012 Grants of Plan Based Awards table below for information on option awards made in 2012.

(3)                                 With the exception of Mr. Wilson, the amounts for fiscal year 2012 in this column include (i) cash bonus payments under the Annual Bonus Plan approved by the Compensation Committee in January 2013; and (ii) cash bonus payments under the Incentive Bonus Plan approved by the Compensation Committee in January 2012. The amount for fiscal year 2012 in this column for Mr. Wilson includes the cash bonus payment under the Incentive Bonus Plan only. The breakdown of the amounts for fiscal year 2012 for the Annual Bonus Plan and Incentive Bonus Plan for each named executive officer is as follows:

Name	2012 Annual Bonus Plan ($)	2012 Incentive Bonus Plan ($)
Leland F. Wilson	—	405,900
Peter Y. Tam	122,628	272,506
Timothy E. Morris	78,041	173,425
Michael P. Miller	70,934	157,630
Guy P. Marsh	61,275	136,168
Wesley W. Day, Ph.D.	63,708	141,573
John L. Slebir	56,818	126,263

Please refer to “Compensation Discussion and Analysis” above for a description of the Annual Bonus Plan and Incentive Bonus Plan.

(4)                                 The amounts in this column include (i) contributions made by the Company under its 401(k) Plan; (ii) premiums and contributions made by the Company under its supplemental medical reimbursement coverage plan and (iii) a premium for long term disability insurance on behalf of Mr. Wilson. The breakdown of (i), (ii) and (iii) is as follows:

Name	Year	401(k) Premiums and Contributions ($)	Supplemental Medical Reimbursement Coverage Plan ($)	Long Term Disability Plan Premium ($)
Leland F. Wilson	2012	9,800	1,038	939
	2011	9,800	7,357	939
	2010	9,800	250	939
Peter Y. Tam	2012	9,800	2,389	—
	2011	9,800	6,461	—
	2010	9,800	6,316	—
Timothy E. Morris	2012	9,800	13,497	—
	2011	9,800	11,612	—
	2010	9,800	14,758	—
Michael P. Miller	2012	6,908	250	—
	2011	6,766	1,765	—
	2010	6,800	3,880	—
Guy P. Marsh	2012	9,800	7,326	—
	2011	9,800	250	—
	2010	9,800	1,999	—
Wesley W. Day, Ph.D.	2012	9,800	7,766	—
	2011	9,800	3,697	—
	2010	9,800	8,169	—
John L. Slebir	2012	9,800	7,010	—
	2011	9,800	250	—
	2010	—	250	—

2012 Grants of Plan Based Awards

The following table provides information with regard to each grant of an award made to a named executive officer under any plan during the fiscal year ended December 31, 2012.

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Option
Name	Date	Threshold($)	Target($)	Maximum($)	(2)	($/Sh)(3)	Awards($)
Leland F. Wilson
Stock Options	1/27/12	—	—	—	341,000	12.04	2,742,717
Annual Bonus Plan	—	0	405,900	405,900	—	—	—
Incentive Bonus Plan	—	0	568,260	568,260	—	—	—

Peter Y. Tam
Stock Options	1/27/12	—	—	—	106,000	12.04	894,053
Annual Bonus Plan	—	0	272,506	272,506	—	—	—
Incentive Bonus Plan	—	0	381,508	381,508	—	—	—

Timothy E. Morris
Stock Options	1/27/12	—	—	—	90,000	12.04	759,101
Annual Bonus Plan	—	0	173,425	173,425	—	—	—
Incentive Bonus Plan	—	0	242,795	242,795	—	—	—

Michael P. Miller
Stock Options	1/27/12	—	—	—	90,000	12.04	759,101
Annual Bonus Plan	—	0	157,630	157,630	—	—	—
Incentive Bonus Plan	—	0	220,683	220,683	—	—	—

Guy P. Marsh
Stock Options	1/27/12	—	—	—	90,000	12.04	759,101
Annual Bonus Plan	—	0	136,168	136,168	—	—	—
Incentive Bonus Plan	—	0	190,635	190,635	—	—	—

Wesley W. Day, Ph.D.
Stock Options	1/27/12	—	—	—	50,000	12.04	421,724
Annual Bonus Plan	—	0	141,573	141,573	—	—	—
Incentive Bonus Plan	—	0	198,203	198,203	—	—	—

John L. Slebir
Stock Options	1/27/12	—	—	—	50,000	12.04	421,724
Annual Bonus Plan	—	0	126,263	126,263	—	—	—
Incentive Bonus Plan	—	0	176,768	176,768	—	—	—

(1)                                 The row entitled “Annual Bonus Plan” for each respective named executive officer in the table above reflects the minimum, target and maximum value of a cash bonus award to each respective named executive officer in 2012 under the Annual Bonus Plan approved by the Compensation Committee in January 2013, and the row entitled “Incentive Bonus Plan” for each respective named executive officer in the table above reflects the minimum, target and maximum value of a cash bonus award to each respective named executive officer in 2012 under the Incentive Bonus Plan approved by the Compensation Committee in January 2012. The cash bonus award amounts actually paid under the Annual Bonus Plan and Incentive Bonus Plan to the named executive officers in 2012 are shown in the Summary Compensation Table for 2012 under the heading “Non-Equity Incentive Plan Compensation” and the accompanying footnote. Please refer to “Compensation Discussion and Analysis” above for a description of the Annual Bonus Plan and Incentive Bonus Plan.

(2)                                 The stock options granted in 2012 are generally exercisable starting one year after the date of grant, with 25% of the shares covered thereby becoming exercisable at that time and with an additional one forty-eighth of the total number of stock option shares becoming exercisable at the end of each month thereafter, with full vesting occurring on the fourth anniversary of the date of grant. Each of these stock options expires 10 years from the date of grant.

(3)                                 Stock options are granted at an exercise price equal to the fair market value of our Common Stock, as determined by reference to the closing price reported by the NASDAQ Global Market on the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table presents certain information concerning the outstanding equity awards held as of December 31, 2012 by each named executive officer.

	Option Awards
	Number of Securities Underlying Unexercised Options(#)(1)		Option Exercise	Option Expiration
Name	Exercisable	Unexercisable	Price($)(2)	Date(3)
Leland F. Wilson	200,315	—	3.73	8/23/2015
	70,000	—	3.13	1/30/2016
	500,000	—	4.25	1/29/2017
	300,000	—	6.05	1/25/2018
	489,583	10,417	4.23	1/23/2019
	218,750	81,250	8.91	1/22/2020
	107,813	117,187	8.74	1/21/2021
	—	341,000	12.04	1/27/2022
Peter Y. Tam	75,000	—	4.25	1/29/2017
	150,000	—	6.05	1/25/2018
	244,791	5,209	4.23	1/23/2019
	158,333	41,667	7.90	10/30/2019
	72,916	27,084	8.91	1/22/2020
	47,917	52,083	8.74	1/21/2021
	—	106,000	12.04	1/27/2022
Timothy E. Morris	150,000	—	6.05	1/25/2018
	145,833	4,167	4.23	1/23/2019
	58,333	21,667	8.91	1/22/2020
	38,334	41,666	8.74	1/21/2021
	—	90,000	12.04	1/27/2022
Michael P. Miller	191,666	133,334	10.19	4/30/2020
	26,066	28,334	8.74	1/21/2021
	—	90,000	12.04	1/27/2022
Guy P. Marsh	15,893	—	6.05	1/25/2018
	20,834	2,084	4.23	1/23/2019
	28,750	16,250	8.91	1/22/2020
	38,334	41,666	8.74	1/21/2021
	—	90,000	12.04	1/27/2022
Wesley W. Day, Ph. D.	100,000	—	6.05	1/25/2018
	97,916	2,084	4.23	1/23/2019
	29,166	10,834	8.91	1/22/2020
	23,959	26,041	8.74	1/21/2021
	—	50,000	12.04	1/27/2022
John L. Slebir	1,875	1,875	6.39	9/4/2019
	77,708	88,542	8.74	1/21/2021
	—	50,000	12.04	1/27/2022

(1)                                 Stock options outstanding are generally exercisable starting one year after the date of grant, with 25% of the shares covered thereby becoming exercisable at that time and with an additional one forty-eighth of the total number of stock option shares becoming exercisable at the end of each month thereafter, with full vesting occurring on the fourth anniversary of the date of grant.

(2)                                 Stock options are granted at an exercise price equal to the fair market value of our Common Stock, as determined by reference to the closing price reported by the NASDAQ Global Market on the date of grant.

(3)                                 These stock options generally expire 10 years from the date of grant.

2012 Stock Option Exercises

The following table shows the number of shares acquired pursuant to the exercise of stock options by each named executive officer during the fiscal year ended December 31, 2012 and the aggregate dollar amount realized by the named executive officer upon exercise of the stock option.

Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)(1)
Leland F. Wilson	400,000	8,325,226
Peter Y. Tam	301,250	6,575,447
Timothy E. Morris	354,358	5,832,522
Michael P. Miller	75,000	1,321,650
Guy P. Marsh	170,046	3,041,357
Wesley W. Day, Ph.D.	109,958	1,532,082
John L. Slebir	10,000	217,288

(1)                                 The aggregate dollar amount realized upon the exercise of a stock option represents the difference between the aggregate market price of the shares of our Common Stock underlying that stock option on the date of exercise, as determined by reference to the closing price reported by the NASDAQ Global Market on the date of exercise, and the aggregate exercise price of the option.

Potential Payments Upon Termination or Change of Control for each Named Executive Officer

Based upon a hypothetical triggering date of December 31, 2012, the quantifiable benefits for each named executive officer upon the occurrence of certain specified events are set forth in the table below.

Executive benefits and payments upon termination:	Involuntary termination not for cause or by constructive termination not following a change of control($)	Benefits following a change of control($)	Involuntary termination not for cause or by constructive termination following a change of control($)	Death or Disability($)	Voluntary termination due to retirement($)
Leland F. Wilson(1)
Base salary	922,500	––	1,476,000	—	1,291,500
Bonus	405,900	––	1,217,700	405,900	304,942
Medical continuation	40,000	––	80,000	40,000	40,000
Outplacement services(2)	—	––	20,000	—	—
Value of accelerated stock options(3)	1,481,185	––	1,481,185	1,481,185	1,481,185

Peter Y. Tam
Base salary	136,253	––	1,090,024	—	—
Bonus	340,633	––	817,518	—	—
Medical continuation	7,500	––	60,000	—	—
Outplacement services(2)	20,000	––	20,000	—	—
Value of accelerated stock options(3)	—	790,050	—	—	—

Timothy E. Morris
Base salary	108,391	––	867,126	—	—
Bonus	216,782	––	520,276	—	—
Medical continuation	7,500	––	60,000	—	—
Outplacement services(2)	20,000	––	20,000	—	—
Value of accelerated stock options(3)	—	455,210	—	—	—

Michael P. Miller
Base salary	98,519	––	788,152	—	—
Bonus	197,038	––	472,891	—	—
Medical continuation	7,500	––	60,000	—	—
Outplacement services(2)	20,000	––	20,000	—	—
Value of accelerated stock options(3)	—	687,472	—	—	—

Guy P. Marsh
Base salary	85,105	––	680,838	—	—
Bonus	170,210	––	408,503	—	—
Medical continuation	7,500	––	60,000	—	—
Outplacement services(2)	20,000	––	20,000	—	—
Value of accelerated stock options(3)	—	411,636	—	—	—

Wesley W. Day, Ph.D.		––
Base salary	101,124	––	808,990	—	—
Bonus	176,967	––	424,720	—	—
Medical continuation	7,500	––	60,000	—	—
Outplacement services(2)	20,000	––	20,000	—	—
Value of accelerated stock options(3)	—	258,885	—	—	—

John L. Slebir
Base salary	90,188	––	721,500	—	—
Bonus	157,828	––	378,788	—	—
Medical continuation	7,500	––	60,000	—	—
Outplacement services(2)	20,000	––	20,000	—	—
Value of accelerated stock options(3)	—	496,558	—	—	—

(1)                                 Termination and change of control benefits for Leland F. Wilson are set forth in his employment agreement. Please see “Compensation Discussion and Analysis—Employment Agreement” for details.

(2)                                 Represents the aggregate value of reimbursable services from a third party firm. Such services may include, but are not limited to, transition advice, business coaching and career management advice.

(3)                                 Represents the aggregate value of the acceleration of vesting of the executive’s unvested stock options based on the spread between the closing price of our Common Stock on December 31, 2012 of $13.42 and the exercise price of the stock options. Aggregate intrinsic value represents only the value for those stock options in which the exercise price of the option is less than the market value of our stock on December 31, 2012.

Our named executive officers have agreements that provide for certain benefits in the event of a termination or change of control. Under the agreements, a change of control occurs when:

•                  any person becomes a beneficial owner, directly or indirectly, of securities of the Company representing 15% or more of the total voting power represented by the Company’s then outstanding voting securities without the approval of the Board;

•                  a merger or consolidation occurs, whether or not approved by the Board, other than a merger or consolidation which results in the outstanding voting securities of the Company immediately prior to the merger or consolidation to represent more than 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation;

•                  the stockholders approve a plan of complete liquidation of the Company;

•                  the stockholders approve an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets; or

•                  there is a change in the composition of the Board, as a result of which fewer than a majority of the directors are Incumbent Directors. Incumbent Directors are directors who  are either (i) (a) directors of the Company as of June 1, 2007 pursuant to Mr. Wilson’s employment agreement or (b) directors as of July 1, 2007 pursuant to the Change of Control and Severance Agreements for the other named executive officers or (ii) elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination. An individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of the Company’s directors is not considered an Incumbent Director.

The Compensation Committee believes that providing the Company’s named executive officers protection against a termination of employment by the Company without cause or by a named executive officer for good reason is consistent with competitive practices and will help retain the Company’s named executive officers and maintain leadership stability.

The Compensation Committee also believes that providing our named executive officers with benefits upon a change of control is in the best interests of our stockholders because change of control benefits help reduce the potential reluctance of our named executive officers to pursue certain change of control transactions that create employment uncertainty.  The change of control benefits are designed to help retain the Company’s named executive officers and maintain a stable work environment by automatically vesting stock options held by the named executive officers immediately upon a change of control and providing certain other benefits in the event their employment is terminated without cause or constructively terminated in connection with a change of control for Mr. Wilson or within 24 months following a change of control for the other named executive officers. Benefits upon a change of control, other than automatic vesting of outstanding stock options, are provided only upon a “double-trigger” basis, which means that there must be both a change of control of the Company and a termination of the named executive officer’s employment.

Because of the so-called “parachute” tax imposed by the Internal Revenue Code Section 280G, we limit the change of control benefits of our named executive officers such that no taxes will be imposed under Section 280G. For our named executive officers, we have agreed that their severance benefits will be either (i) delivered in full, or (ii) delivered as to such lesser extent which would result in no portion of such severance benefits being subject to excise tax under Section 4999 of the Code, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the excise tax imposed by Section 4999, results in the receipt by the named executive officer on an after-tax basis, of the greatest amount of severance benefits, notwithstanding that all or some portion of such severance benefits may be taxable under Section 4999 of the Code.

Termination and Change of Control Benefits for our Chief Executive Officer

A description of our Chief Executive Officer’s termination and change of control benefits is set forth in the section entitled “Compensation Discussion and Analysis—Employment Agreement.”

Termination and Change of Control Benefits for our Other Named Executive Officers

A description of the termination and change of control benefits for our named executive officers, other than our Chief Executive Officer, to whom we refer to as executive officers, is provided below.

The Change of Control and Severance Agreements provide that if an executive officer’s employment with the Company is terminated without cause or by the executive officer for good reason and the termination does not occur within 24 months after a change of control (as such term is defined in the Change of Control and Severance Agreements) of the Company, the executive officer will receive, subject to signing a release of claims in favor of the Company, (i) monthly severance payments during the period from the date of the executive officer’s termination until the date that is three months after the effective date of termination or, for purposes of this paragraph only, the 3 Month Severance Period, equal to the monthly salary the executive officer was receiving immediately prior to the termination date; (ii) monthly severance payments during the 3 Month Severance Period equal to one-twelfth of the executive officer’s target bonus for the fiscal year in which the termination occurs for each month in which severance payments are made to the executive officer pursuant to (i) above; (iii) an additional pro-rated portion of the executive officer’s target bonus; (iv) up to three months of reimbursement for premiums paid for COBRA coverage; and (v) outplacement services with a total value not to exceed $20,000, to be provided during the 3 Month Severance Period.

The Change of Control and Severance Agreements also provide that if an executive officer’s employment with the Company is terminated by the Company without cause or by the executive officer for good reason within 24 months after a change of control of the Company, the executive officer will receive, subject to signing a release of claims in favor of the Company, (i) monthly severance payments during the period from the date of the executive officer’s termination until the date 24 months after the effective date of the termination, or for purposes of this paragraph only, the 24 Month Severance Period, equal to the monthly salary the executive officer was receiving immediately prior to the change of control; (ii) monthly severance payments during the 24 Month Severance Period equal to one-twelfth of the executive officer’s target bonus (as such term is defined in the Change of Control and Severance Agreements) for the fiscal year in which the termination occurs for each month in which severance payments are made to the executive officer pursuant to (i) above; (iii) an additional pro-rated portion of the executive officer’s target bonus; (iv) up to 24 months of reimbursement for premiums paid for COBRA coverage; and (v) outplacement services with a total value not to exceed $20,000.

The Change of Control and Severance Agreements for our executive officers also provide for the automatic vesting in full of all outstanding stock options held by the executive officers upon the close of a change of control.

Director Compensation

The following table sets forth the compensation paid by us during the fiscal year ended December 31, 2012 to our non-employee directors:

Name	Year	Fees Earned or Paid in Cash($)(1)	Stock Awards($)(2)(3)	Option Awards($)(4)(5)	Total($)
Mark B. Logan*(6)	2012	129,400	128,700	211,488	469,588
Charles J. Casamento**(7)	2012	118,400	128,700	211,488	458,588
Ernest Mario, Ph.D.***(8)	2012	87,050	484,600	—	571,650
Linda M. Dairiki Shortliffe, M.D.	2012	101,400	128,700	211,488	441,588

*                                         Chairman of the Board of Directors and Chair of Audit Committee from January 1, 2012 through June 14, 2012

**                                  Chair of Compensation Committee

***                           Chair of Audit Committee beginning June 15, 2012

(1)                                 In fiscal 2012, non-employee directors received $101,400 per annum, paid in equal quarterly installments. The Chairman of the Audit Committee received an additional $22,000 and each of the Chairman of the Board of Directors and Chairman of the Compensation Committee received an additional $17,000 for the performance of these duties on an annual basis.

(2)                                 The amounts included in the “Stock Awards” column do not reflect compensation actually received by the non-employee directors but represent the grant date fair value computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

(3)                                 On June 15, 2012, each re-elected non-employee director who had served as a director for at least six months as of such election date received 5,000 restricted stock units, or RSUs. Such RSUs vest 100% on the one year anniversary of the date of grant so long as the non-employee director continues service to the Company on such date. Ernest Mario, Ph.D. was not eligible to receive this RSU grant, as he was appointed as a director of the Company on April 18, 2012. On April 25, 2012, Ernest Mario, Ph.D. received 20,000 RSUs. Such RSUs vest as to one-fourth of the units on each anniversary of the vesting commencement date over a period of four years so long as Dr. Mario continues service to the Company on such dates. At fiscal year end, the aggregate number of RSUs outstanding for each non-employee director was as follows: Mark B. Logan: 5,000; Charles J. Casamento: 5,000; Ernest Mario, Ph.D.: 20,000; and Linda M. Dairiki Shortliffe, M.D.: 5,000.

(4)                             The amounts included in the “Option Awards” column do not reflect compensation actually received by the non-employee directors but represent the grant date fair value computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 8 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012.

(5)                                 On January 27, 2012, each then standing non-employee director received a stock option grant to purchase 25,000 shares of Common Stock. Such stock options vest at a rate of 12.5% per month on the first day of each month following the date of grant so long as the non-employee director continues service to the Company on such dates. Ernest Mario, Ph.D. was not eligible to receive this stock option grant, as he was appointed as a director of the Company on April 18, 2012. At fiscal year end, the aggregate number of stock options outstanding for each non-employee director was as follows: Mark B. Logan: 124,000; Charles J. Casamento: 50,000; Ernest Mario, Ph.D.: none; and Linda M. Dairiki Shortliffe, M.D.: 129,000.

(6)                                 Includes cash compensation associated with serving as Chairman of the Board of Directors and chairing the Audit Committee from January 1, 2012 through June 14, 2012.

(7)                                Includes cash compensation associated with chairing the Compensation Committee.

(8)                                 Includes cash compensation associated with chairing the Audit Committee beginning June 15, 2012.

For the fiscal year 2012, our non-employee directors received $101,400 per annum, paid in equal quarterly installments, as well as reimbursement for expenses incurred in connection with attending board and committee meetings. The non-employee director serving as Chairman of the Audit Committee received an additional $22,000 and each of the Chairman of the Board of Directors and the Chairman of the Compensation Committee received an additional $17,000 for the performance of these duties in fiscal 2012.

On April 25, 2012, the Compensation Committee approved a new equity compensation arrangement for non-employee directors, with the cash compensation arrangement remaining unchanged. The new equity arrangement went into effect as of April 25, 2012. Under this new arrangement, on or before December 1st of each fiscal year, each non-employee director will elect to receive either a stock option or RSUs as equity compensation for the next fiscal year. New members would make an initial election upon appointment or election to the Board of Directors. The non-employee directors made the election for the remainder of fiscal year 2012 on the date the new arrangement was approved, or April 25, 2012.

Following the initial appointment or election to the Board of Directors, each non-employee director will be granted either (i) a nonstatutory stock option to purchase 32,000 shares of Common Stock with an exercise price equal to the fair market value of our Common Stock as of the date of grant, or the Initial Option or (ii) 20,000 RSUs, or the Initial RSUs. Initial Options vest as to one-fourth of the shares on each anniversary date of grant over a period of four years so long as the non-employee director continues service to the Company on such dates. Initial RSUs vest as to one-fourth of the units on each anniversary date of grant over a period of four years so long as the non-employee director continues service to the Company on such dates. Thereafter, provided that the non-employee director is re-elected to the Board of Directors and has served as a director for at least six (6) months as of such election date, each non-employee director would be granted on the date of the Annual Meeting of Stockholders either (i) a nonstatutory stock option to purchase 8,000 shares of Common Stock with an exercise price equal to the fair market value of our Common Stock as of the date of grant, or the Subsequent Option, or (ii) 5,000 RSUs, or the Subsequent RSUs. Subsequent Options begin to vest at the rate of 12.5% per month following the date of grant so long as the non-employee director continues service to the Company on such dates. Subsequent RSUs vest 100% on the one year anniversary of the date of grant so long as the non-employee director continues service to the Company on such date.

In addition, at the first meeting of the Compensation Committee during each fiscal year, including 2012, each non-employee director is also eligible to receive either (i) a nonstatutory stock option to purchase up to 25,000 shares of Common Stock with an exercise price equal to the fair market value of our Common Stock as of the date of grant, or the Discretionary Option, or (ii) 15,000 RSUs, or the Discretionary RSUs. Discretionary Options vest at a rate of 12.5% per month on the first day of each month following the date of grant so long as the non-employee director continues service to the Company on such dates. Discretionary RSUs vest 100% on the one year anniversary of the date of grant so long as the non-employee director continues service to the Company on such date.

On January 25, 2013, the Compensation Committee approved the following additional changes to the equity compensation arrangement for non-employee directors, with the cash compensation arrangement remaining unchanged: (i) the number of shares to be granted under the Discretionary Option was increased from up to 25,000 shares of Common Stock to up to 35,000 shares of Common Stock; and (ii) the number of RSUs to be granted under the Discretionary RSUs  was increased from up to 15,000 RSUs to up to 21,125 RSUs. The changes to the equity compensation arrangement went into effect as of January 25, 2013.

Options granted under the 2010 Equity Incentive Plan to non-employee directors have a term of ten years unless terminated sooner upon termination of status as a director or otherwise pursuant to the 2010 Equity Incentive Plan. Such options are transferable by the non-employee director only in certain limited circumstances, and each option is exercisable during the lifetime of the non-employee director only by such non-employee director or a permitted transferee.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee currently consists of directors Casamento, Mario and Shortliffe. None of the members of our Compensation Committee during 2012 is currently or has been, at any time since our formation, one of our officers or employees. During 2012, no executive officer served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board of Directors or our Compensation Committee. None of the members of our Compensation Committee during 2012 currently has or has had any relationship or transaction with a related person requiring disclosure pursuant to Item 404 of Regulation S-K.

Compensation Committee Report

The information contained in this report shall not be deemed to be “soliciting material” or “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Charles J. Casamento, Chairman Ernest Mario, Ph.D. Linda M. Dairiki Shortliffe, M.D.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans Approved by Stockholders

We currently maintain three equity-based compensation plans that have been approved by the stockholders—the 1994 Employee Stock Purchase Plan, the 2001 Stock Option Plan and the 2010 Equity Incentive Plan. The following table sets forth, for each of our equity-based compensation plans, the number of shares of our Common Stock subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares available for future award grants as of December 31, 2012:

Plan Category	Number of Shares of Common Stock to be Issued Upon Exercise of Outstanding Options and Rights(1)	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Shares of Common Stock Remaining Available for Future Issuance Under Equity Compensation Plans (excluding shares reflected in the first column)(3)
Equity compensation plans approved by security holders	8,220,917	$10.33	5,347,493
Equity compensation plans not approved by security holders(2)	325,000	$10.19	—
Total	8,545,917	$10.32	5,347,493

(1)                                 Consists of two plans: the 2001 Stock Option Plan and the 2010 Equity Incentive Plan.

(2)                                 On April 30, 2010, our Board of Directors granted an option to purchase 400,000 shares of our common stock, or the Inducement Grant, to Michael P. Miller, our Senior Vice President and Chief Commercial Officer. The Inducement Grant was granted outside of our 2010 Equity Incentive Plan and without stockholder approval pursuant to NASDAQ Listing Rule 5635(c)(4) and is subject to the terms and conditions of the Stand Alone Stock Option Agreement between the Company and Michael P. Miller.

(3)                                 Includes 4,745,966 shares for the 2010 Equity Incentive Plan and 601,527 shares for the 1994 Employee Stock Purchase Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us with respect to beneficial ownership of our Common Stock as of April 22, 2013 by (i) each person or entity who is known by us to own beneficially more than 5% of our Common Stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all directors and executive officers as a group. Except as otherwise noted, the stockholders named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to applicable community property laws.

Five Percent Stockholders, Directors and Executive Officers	Beneficially Owned Stock(1) Number of Shares	Percent
Passport Capital, LLC(2)	9,938,268	9.9%
First Manhattan Co.(3)	9,203,374	9.1%
QVT Financial LP(4)	8,346,697	8.3%
BlackRock, Inc.(5)	6,328,216	6.3%
The Vanguard Group(6)	5,527,661	5.5%
Mark B. Logan(7)	177,000	*
Charles J. Casamento(8)	55,000	*
Ernest Mario, Ph.D.	30,000	*
Linda M. Dairiki Shortliffe, M.D.(9)	134,000	*
Leland F. Wilson(10)	2,189,842	2.2%
Peter Y. Tam(11)	871,324	*
Timothy E. Morris(12)	445,000	*
Michael P. Miller(13)	304,253	*
Guy P. Marsh(14)	155,155	*
Wesley W. Day, Ph.D.(15)	281,258	*
John L. Slebir(16)	123,409	*
All directors and executive officers as a group (12 persons)(17)	4,834,994	4.8%

*                                         Less than 1%

(1)                                 Applicable percentage ownership is based on 100,665,029 shares of Common Stock as of April 22, 2013. Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that are currently exercisable or exercisable within 60 days of April 22, 2013 are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.

(2)                                 Includes 9,741,751 shares as to which Passport Capital, LLC (“Passport Capital”) and its affiliates have shared voting power and 9,938,268 shares as to which Passport Capital and its affiliates have shared dispositive power. Beneficial ownership information is based on a Schedule 13G filed with the SEC on February 15, 2013. The address of Passport Capital and its affiliates is c/o Passport Capital, LLC, One Market Street, Steuart Tower, Suite 2200, San Francisco, California 94105.

(3)                                 Includes 5,348,179 shares as to which First Manhattan Co. (“First Manhattan”) and its affiliates have sole voting and dispositive power and 3,855,195 shares as to which First Manhattan and its affiliates have shared voting and dispositive power. Beneficial ownership information is based on a Schedule 13D/A filed with the SEC on April 17, 2013. The address of First Manhattan and its affiliates is 399 Park Avenue, New York, New York 10022.

(4)                                 Consists of 8,346,697 shares as to which QVT Financial LP (“QVT Financial”) and its affiliates have shared voting and dispositive power. Beneficial ownership information is based on a Schedule 13D filed with the SEC on November 15, 2012. The address of QVT Financial LP and its affiliates is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.

(5)                                 Consists of 6,328,216 shares as to which BlackRock, Inc. (“BlackRock”) and its affiliates have sole voting and dispositive power. Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on February 5, 2013. The address of BlackRock and its affiliates is 40 East 52nd Street, New York, NY 10022.

(6)                                 Includes 140,692 shares as to which The Vanguard Group (“Vanguard”) and its affiliates have sole voting and dispositive power, 5,390,969 shares as to which Vanguard and its affiliates have sole dispositive power and 136,692 as to which Vanguard and its affiliates have shared dispositive power. Beneficial ownership information is based on a Schedule 13G filed with the SEC on February 12, 2013. The address of Vanguard and its affiliates is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(7)                                 Includes 124,000 options to purchase shares vested and exercisable within 60 days of April 22, 2013. Includes 5,000 shares subject to RSUs that may be acquired within 60 days of April 22, 2013.

(8)                                 Includes 50,000 options to purchase shares vested and exercisable within 60 days of April 22, 2013. Includes 5,000 shares subject to RSUs that may be acquired within 60 days of April 22, 2013.

(9)                               Includes 129,000 options to purchase shares vested and exercisable within 60 days of April 22, 2013. Includes 5,000 shares subject to RSUs that may be acquired within 60 days of April 22, 2013.

(10)                          Includes (i) 119,925 shares held by the Leland F. Wilson Living Trust dated July 20, 1999 of which Mr. Wilson is a trustee; and (ii) 2,069,917 options to purchase shares vested and exercisable within 60 days of April 22, 2013. The Company’s Definitive Proxy Statement on DEF 14A filed with the SEC on April 25, 2012, or the 2012 Proxy Statement, reported that as of April 2, 2012, Mr. Wilson beneficially held 4,419,538 shares of our Common Stock, or 4.4% of our Common Stock,  including (i) shares held by the Leland F. Wilson Living Trust dated July 20, 1999 of which Mr. Wilson is a trustee; and (ii) 4,301,267 options to purchase shares vested and exercisable within 60 days of April 2, 2012. However, the Company has determined that, due to a computational error, the 2012 Proxy Statement incorrectly reported Mr. Wilson’s beneficial ownership as of April 2, 2012.  Mr. Wilson actually held only 2,055,251 shares of our Common Stock, or 2.1% of our Common Stock, as of April, 2, 2012, including (i) shares held by the Leland F. Wilson Living Trust dated July 20, 1999 of which Mr. Wilson is a trustee; and (ii) 1,936,980 options to purchase shares vested and exercisable within 60 days of April 2, 2012.

(11)                          Includes 833,248 options to purchase shares vested and exercisable within 60 days of April 22, 2013.

(12)                          Includes 445,000 options to purchase shares vested and exercisable within 60 days of April 22, 2013.

(13)                          Includes 296,198 options to purchase shares vested and exercisable within 60 days of April 22, 2013.

(14)                          Includes 152,144 options to purchase shares vested and exercisable within 60 days of April 22, 2013.

(15)                          Includes 280,206 options to purchase shares vested and exercisable within 60 days of April 22, 2013.

(16)                          Includes 118,749 options to purchase shares vested and exercisable within 60 days of April 22, 2013.

(17)                          Includes 4,567,215 options to purchase shares vested and exercisable within 60 days of April 22, 2013. Includes 15,000 shares subject to RSUs that may be acquired within 60 days of April 22, 2013. The 2012 Proxy Statement reported that as of April 2, 2012, all directors and officers as a group (12 persons) beneficially held 7,014,840 shares of our Common Stock, or 7.0% of our Common Stock, including 6,665,554 options to purchase shares vested and exercisable within 60 days of April 2, 2012. However, as further described in footnote (11) above, the Company has determined that, due to a computational error, the 2012 Proxy Statement incorrectly reported Mr. Wilson’s beneficial ownership as of April 2, 2012 and, accordingly, reported beneficial ownership of all directors and officers as a group incorrectly as of April 2, 2012.   All directors and officers as a group actually beneficially held 4,650,553 shares of our Common Stock, or 4.7% of our Common Stock, including 4,301,267 options to purchase shares vested and exercisable within 60 days as of April 2, 2012.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Change of Control Agreements with Executive Officers

Our executive officers, excluding our Chief Executive Officer, have Change of Control and Severance Agreements that provide for certain benefits in the event of a change of control. In addition, our Chief Executive Officer’s employment agreement (see “Compensation and Discussion Analysis—Employment Agreement”) also provides for certain benefits in the event of a change of control.

The Change of Control and Severance Agreements recognized that there may be periods where another company or another entity considers the possibility of acquiring the Company or that a change in our management may otherwise occur (collectively known as a Change of Control), with or without the approval of our Board of Directors. The Change of Control and Severance Agreements recognized that such an event may cause a distraction to employees, which may in turn cause employees to consider alternative employment opportunities. The Board of Directors determined that it was in the best interest of the Company to give such employees an incentive to continue their employment during periods where the threat or occurrence of a Change of Control may exist. The Change of Control and Severance Agreements are discussed in more detail in the section under “Potential Payments Upon Termination or Change of Control for each Named Executive Officer” on page 21 of this Amendment.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with us.

Review, Approval or Ratification of Transactions with Related Parties

We, or one of our subsidiaries, may occasionally enter into transactions with certain “related parties.” Related parties include our executive officers, directors, nominees for directors, or 5% or more beneficial owners of our Common Stock and immediate family members of these persons. We refer to transactions in which the related party has a direct or indirect material interest as “related party transactions.” Each related party transaction must follow the procedures set forth in the Company’s Code of Business Conduct and Ethics and be reviewed and approved by the Audit Committee prior to the entering into of such transaction.

The Audit Committee considers all relevant factors when determining whether to approve a related party transaction including, without limitation, the following:

•                  the extent of the related party’s interest in the related party transaction;

•                  the aggregate value of the related party transaction;

•                  the benefit to the Company; and

•                  whether the transaction involves the provision of goods or services to the Company that are available from unaffiliated third parties and whether the transaction is on terms and made under circumstances that are at least as favorable to the Company as would be available in comparable transactions with or involving unaffiliated third parties.

Board Independence

As required under the applicable listing standards of the NASDAQ Global Market, a listed company’s board of directors must affirmatively determine that a majority of its directors are “independent,” as defined by such listing standards. That definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. Additionally, the board of directors must make a subjective determination as to each director that no relationship exists that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these requirements, our Board of Directors has determined that five of our seven directors each satisfy the director independence standards of the NASDAQ Global Market. Our Board of Directors has also determined that Leland F. Wilson, our Chief Executive Officer, and Peter Y. Tam, our President, are not independent by virtue of their employment with the Company. Messrs. Wilson and Tam are not members of the committees of our Board of Directors, and our Board committees are comprised of only independent directors.

Item 14.  Principal Accounting Fees and Services

Principal Accountant Fees and Services

The Audit Committee engaged OUM as our independent registered public accounting firm beginning with the fiscal year ending December 31, 2005. The following table presents fees for professional services rendered by OUM for the audit of our annual financial statements for fiscal years 2012 and 2011 and fees billed for audit-related services, tax services and all other services rendered by OUM for these periods:

	2012	2011
Audit Fees(1)	$389,937	$260,569
Audit Related Fees(2)	—	10,407
Tax Fees(3)	—	—
All Other Fees(4)	43,893	13,426
Total Fees	$433,830	$284,402

(1)                                 Audit Fees:  This category consists of fees for the audit of our annual financial statements, review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the independent auditors in connection with regulatory filings or engagements, and for attestation services related to Sarbanes-Oxley compliance for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

(2)                                 Audit-Related Fees:  This category consists of fees incurred for work related to OUM’s audit of our employee benefit plan in 2011. There was no such audit requirement in 2012.

(3)                                 Tax Fees:  There were no tax fees billed by OUM during these periods.

(4)                                 All Other Fees:  This category consists of fees incurred for work related to the review and issuance of consents for the Registration Statements on Form S-3 filed on February 28, 2012 and Form S-8 filed on August 1, 2011.

Pre-Approval Policy and Procedures

The Audit Committee reviews and pre-approves all audit and non-audit services that may be provided by the independent registered public accounting firm, or Independent Auditor, during a specified period without the need to obtain specific pre-approval from the Audit Committee.  The Independent Auditor provides an annual engagement letter to the Audit Committee with a reasonably detailed description of class of services proposed to be provided by the Independent Auditor during the period covered by the engagement letter and related estimated fees, and the Audit Committee pre-approves such engagement letter as appropriate.  By approval of the engagement letter, the services in that engagement letter will have specific pre-approval.  The services may include audit, audit-related, tax and all other services, and such service or class of services is subject to the pre-approved limit.  Pre-approval is generally provided for up to one year, and the Audit Committee may periodically revise the amount and/or list of services that have received class pre-approval as necessary.  Once such services have been rendered by the Independent Auditor and approved by the Audit Committee, the pre-approved limits of the annual engagement letter are re-established.  If it is anticipated that the service will exceed the annual pre-approved limits, prior to commencing the audit or other permitted non-audit service, the Audit Committee will pre-approve the particular service on a case-by-case basis.  No service that is absent from the record of class-approved services in the annual engagement letter may be commenced without specific pre-approval.  The Audit Committee has delegated the authority to grant pre-approvals to the Audit Committee Chairman when the full Audit Committee is unable to do so. Such pre-approvals are then reviewed by the full Audit Committee at its next regular meeting.  The Independent Auditor and our senior management periodically report to the Audit Committee regarding the extent of services provided by the Independent Auditor and the related fees for the services performed, as needed.  In 2012, all audit and non-audit services were pre-approved and reviewed in accordance with our policy.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The financial statements, financial statement schedules and exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this Amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized:

VIVUS, INC.,
a Delaware Corporation

	By:	/s/ LELAND F. WILSON
Leland F. Wilson
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2013

VIVUS, INC.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K FOR

THE YEAR ENDED DECEMBER 31, 2012

EXHIBIT INDEX

Exhibit Number	Description

31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended