Form 10-Q
period 2013-03-31
VIVUS INC
filed 2013-05-08
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2013

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

At April 23, 2013, 100,665,029 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2013	December 31, 2012
	(Unaudited)	Note 1
ASSETS

Current assets:
Cash and cash equivalents	$90,606	$58,605
Available-for-sale securities	59,702	155,981
Accounts receivable, net	4,878	2,778
Inventories	27,564	25,353
Prepaid expenses and other assets	24,324	19,159
Total current assets	207,074	261,876
Property and equipment, net	2,867	1,951
Non-current assets	992	287
Total assets	$210,933	$264,114
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,670	$25,375
Accrued and other liabilities	14,656	13,777
Deferred revenue	1,546	1,150
Current liabilities of discontinued operations	506	903
Total current liabilities	35,378	41,205

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 200,000 shares authorized; 100,660 and 100,659 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	101	101
Additional paid-in capital	715,162	708,921
Accumulated other comprehensive income	14	33
Accumulated deficit	(539,722)	(486,146)
Total stockholders’ equity	175,555	222,909
Total liabilities and stockholders’ equity	$210,933	$264,114

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue:
Net product revenue	$4,112	$—

Operating expenses:
Cost of goods sold	390	—
Inventory charge	5,777	—
Research and development	7,046	6,291
Selling, general and administrative	44,696	12,481
Total operating expenses	57,909	18,772

Loss from operations	(53,797)	(18,772)

Interest and other income, net	35	17
Loss from continuing operations before income taxes	(53,762)	(18,755)
Provision for income taxes	(6)	(7)
Loss from continuing operations	(53,768)	(18,762)
Income (loss) from discontinued operations, net of tax	192	(16)
Net loss	$(53,576)	$(18,778)

Basic and diluted net loss per share:
Continuing operations	$(0.53)	$(0.20)
Discontinued operations	0.00	0.00
Net loss per share	$(0.53)	$(0.20)
Shares used in per share computation:
Basic and diluted	100,660	92,267

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net loss	$(53,576)	$(18,778)
Other comprehensive loss:
Unrealized loss on securities, net of taxes	(19)	(32)
Comprehensive loss	$(53,595)	$(18,810)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net loss from continuing operations	$(53,768)	$(18,762)
Adjustments to reconcile net loss to net cash used for operating activities from continuing operations:
Provision for cash discounts	104	—
Depreciation	183	22
Amortization of discount or premium on available-for-sale securities	510	763
Share-based compensation expense	6,061	2,718
Inventory charge	5,036	—
Changes in assets and liabilities:
Accounts receivable	(2,204)	—
Inventories	(7,071)	210
Prepaid expenses and other assets	(5,165)	(44)
Accounts payable	(6,876)	1,864
Accrued and other liabilities	879	518
Deferred revenue	396	—
Net cash used for operating activities from continuing operations	(61,915)	(12,711)
Net cash used for operating activities from discontinued operations	(204)	(316)
Net cash used for operating activities	(62,119)	(13,027)

Cash flows from investing activities:
Property and equipment purchases	(929)	—
Purchases of available-for-sale securities	—	(48,763)
Other non-current assets	(705)	(287)
Proceeds from maturity of available-for-sale securities	95,750	13,500
Proceeds from sale of available-for-sale securities	—	9,035
Net cash provided by (used for) investing activities	94,116	(26,515)

Cash flows from financing activities:
Net proceeds from exercise of common stock options	4	8,665
Net proceeds from issuance of common stock	—	192,005
Net cash provided by financing activities	4	200,670

Net increase in cash and cash equivalents	32,001	161,128
Cash and cash equivalents:
Beginning of period	58,605	39,554
End of period	$90,606	$200,682

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Management has evaluated all events and transactions that occurred after March 31, 2013 through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period which require recognition or disclosure in these unaudited condensed consolidated financial statements, except as disclosed in Note 9. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 26, 2013 with the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

Reclassifications

Certain prior year amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates, including critical accounting policies or estimates related to available-for-sale securities, research and development expenses, income taxes, inventories, revenues, contingencies and litigation and share-based compensation. The Company bases its estimates on historical experience, information received from third-parties and on various market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions or conditions.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2012, that are of significance, or potential significance to the Company.

2. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with the Financial Accounting Standards Board, or FASB’s, Accounting Standards Codification, or ASC, topic 718, Compensation—Stock Compensation, or ASC 718, and ASC 505-50, Equity — Equity Based Payments to Non-Employees.

Total share-based compensation expense for all of the Company’s share-based awards is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012

Research and development	$940	$726
Selling, general and administrative	5,121	1,992
Share-based compensation expense	$6,061	$2,718

Included in the inventory carrying value as of March 31, 2013 is $176,000 of share-based compensation expense.

3. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at March 31, 2013 and December 31, 2012 are presented in the tables that follow.

As of March 31, 2013 (in thousands):

Cash and cash equivalents and available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$90,606	$—	$—	$90,606
U.S. Treasury securities	59,688	14	—	59,702
Total	150,294	14	—	150,308
Less amounts classified as cash equivalents	(90,606)	—	—	(90,606)
Total available-for-sale securities	$59,688	$14	$—	$59,702

As of March 31, 2013, all of the Company’s available-for-sale securities have a contractual maturity of less than one year.

As of December 31, 2012 (in thousands):

Cash and cash equivalents and available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$58,605	$—	$—	$58,605
U.S. Treasury securities	155,948	33	—	155,981
Total	214,553	33	—	214,586
Less amounts classified as cash equivalents	(58,605)	—	—	(58,605)
Total available-for-sale securities	$155,948	$33	$—	$155,981

Fair Value Measurements

As of March 31, 2013 and December 31, 2012, all of the Company’s cash and cash equivalents and available-for-sale securities were measured at fair value on a recurring basis, and classified as Level 1 in the fair value hierarchy. There were no assets or liabilities where Level 2 or Level 3 valuation techniques were used and there were no assets and liabilities measured at fair value on a non-recurring basis.

4. INVENTORIES

Inventories consist of (in thousands):

	Balance as of
	March 31, 2013	December 31, 2012
Raw materials	$11,229	$5,139
Work in process	2,336	2,635
Finished goods	13,895	17,506
Deferred costs	104	73
Total	$27,564	$25,353

As of March 31, 2013 and December 31, 2012, the raw materials inventories consist primarily of the active pharmaceutical ingredients, or API, for the commercialization of Qsymia® (phentermine and topiramate extended-release) capsules CIV, the finished goods inventory consists of both Qsymia and STENDRATM (avanafil) primarily for commercialization, while the work in process and deferred costs inventories relate exclusively to Qsymia. The deferred costs represent the costs of Qsymia product shipped to customers, but not yet shipped to patients through prescriptions, and for which recognition of revenue has been deferred.

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method.  The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation, during the three months ended March 31, 2013, the Company recognized an inventory charge of $5.8 million, primarily to write off work-in-process and finished goods inventories on hand in excess of demand.

5. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of (in thousands):

	Balance as of
	March 31, 2013	December 31, 2012
Interest receivable	$375	$743
Prepaid insurance	5,749	6,979
Prepaid sales and marketing expenses	10,108	5,735
Prepaid medical affairs expenses	5,224	1,782
Manufacturing capacity commitment fees	1,791	2,300
Other prepaid expenses and assets	1,077	1,620
Total	$24,324	$19,159

The amounts included in prepaid expenses and other assets consist of interest receivable, prepaid insurance, and deposits and prepayments for future services, primarily related to prepaid product commercialization costs for services relating to future periods in support of the sales and marketing of Qsymia in the U.S., prepayments related to medical affairs activities for Qsymia and STENDRA, and manufacturing capacity commitment fees. These amounts represent probable future economic benefits obtained or controlled by the Company as a result of past transactions or events, which meet the definition of an asset under FASB Concept Statement 6. As such, these costs have been deferred as prepaid expenses and other assets on the consolidated balance sheet and will be either (i) charged to expense accordingly when the related prepaid services are rendered to the Company, or (ii) converted to cash when the receivables are collected by the Company.

6. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of (in thousands):

	Balance as of
	March 31, 2013	December 31, 2012
Accrued research and clinical expenses	$1,576	$1,372
Accrued employee compensation and benefits	4,575	3,859
Accrued manufacturing costs	4,308	4,135
Accrued sales and marketing expenses	1,903	2,908
Other accrued liabilities	2,294	1,503
Total	$14,656	$13,777

The amounts included in accrued and other liabilities consist of obligations for past services, primarily related to accrued manufacturing and product commercialization costs for services relating to past periods in support of the commercial launch of Qsymia in the U.S., accrued employee compensation and benefits, and accrued research and clinical expenses.

7. NET INCOME (LOSS) PER SHARE

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

As the Company recognized a net loss for the three months ended March 31, 2013 and 2012 all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three months ended March 31, 2013 and 2012, 5,461,000 and 4,546,000 options outstanding, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

8. LEGAL MATTERS

Securities Related Class Action Lawsuits

The Company and two of its officers were defendants in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. 4:10-CV-04957-PJH, in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleged violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company’s clinical trials and New Drug Application, or NDA, for Qsymia as a treatment for obesity. Defendants filed a motion to dismiss plaintiff’s Amended Class Action Complaint, and that motion was granted with leave to amend. On November 9, 2011, plaintiff filed his Second Amended Class Action Complaint, generally alleging that defendants misled investors regarding the prospects for Qsymia’s NDA approval, and Qsymia’s efficacy and safety. Defendants again filed a motion to dismiss.  After briefing and argument, the District Court on September 27, 2012 granted the motion and dismissed the action with prejudice. The District Court entered final judgment for defendants the same day. On October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Plaintiff filed his opening appellate brief on February 19, 2013, and defendants filed their answering brief on April 11, 2013. Briefing is expected to continue into May 2013, after which the Court of Appeals may request oral argument.

Additionally, certain of the Company’s officers and directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH, pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in the Kovtun action. The parties had agreed to stay the litigation pending resolution of the appeal. The same individuals are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. The parties have agreed to stay these consolidated actions on the same terms as the federal derivative litigation.

The Company and its directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

9. SUBSEQUENT EVENTS

The Company entered into a Purchase and Sale Agreement, or the BioPharma Agreement, effective as of March 25, 2013 between the Company and BioPharma Secured Investments III Holdings Cayman LP, a Cayman Islands exempted limited partnership, or BioPharma, which provides for the purchase of a debt-like instrument. Notwithstanding anything in the BioPharma Agreement to the contrary, the Company intends for the transactions under the BioPharma Agreement to be characterized and treated as debt for all U.S. tax and accounting purposes. Under the BioPharma Agreement, the Company received $50 million less $1.1 million in funding and facility payments, at the initial closing on April 9, 2013. Subject to the terms and conditions of the BioPharma Agreement and at the Company’s sole discretion, the Company may also elect prior to December 31, 2013 to receive an additional $60 million, less $600,000 in a funding payment, at the secondary closing, which is subject to customary closing conditions and which closing shall occur, if at all, no later than January 15, 2014. The Company shall be responsible for all reasonable and documented out-of-pocket legal costs and fees incurred by BioPharma related to the BioPharma Agreement, subject to a cap of $300,000.

In return, the Company is obligated to make scheduled quarterly payments to BioPharma, as further described in the BioPharma Agreement and below, until the total amount due under the BioPharma Agreement is paid. Below is a summary of the scheduled quarterly payments:

Each Calendar Quarter Occurring	Scheduled Quarterly Amount	Total Scheduled Annual Amount
in 2014	$3,000,000	$12,000,000
in 2015	$5,000,000	20,000,000
in 2016	$5,000,000	20,000,000
in 2017	$5,000,000	20,000,000
in the first calendar quarter of 2018	$1,700,000	1,700,000
Total		$73,700,000

The scheduled quarterly payments, other than the payment(s) for the first calendar quarter of 2018, are capped at the lower of the scheduled payment amounts or 25% of the net sales of (i) Qsymia (and any derivative or improvement thereof, including Qsiva™ as it relates to the European Union), or the Product, and (ii) any other obesity agent developed or marketed by the Company or its affiliates or licensees. Accordingly, if 25% of the net sales is less than the scheduled quarterly payment, then the Company can elect to make a payment that is lower than the scheduled payment amount. The final payment, scheduled to be made in the second quarter of 2018, is not subject to this limitation. The final payment will include any unpaid scheduled quarterly payments, plus any accrued and unpaid make-whole premiums. Any quarterly payment less than the scheduled quarterly payment amount will be subject to a make-whole premium equal to the applicable scheduled quarterly payment of the preceding quarter less the actual payment made to BioPharma for the preceding quarter multiplied by 1.03. Regardless, the Company may pay scheduled quarterly payments out of any available funds notwithstanding Product net sales. The Company also has the option to prepay all scheduled quarterly payments as specified in the BioPharma Agreement. Assuming all scheduled quarterly payments are made timely and in full, the annual implied effective interest rate is 12.75% compounded quarterly, or 13.37% per annum.

To secure its obligations in connection with the BioPharma Agreement, the Company granted BioPharma a security interest to (i) the purchased receivables which are defined in the BioPharma Agreement as the scheduled quarterly payments, any underpayments of such payments based on an audit of the Company’s records and any interest due on the foregoing amounts, and (ii) the Company’s patents, trademarks, copyrights and regulatory filings related to the Product, or the Additional Collateral. For the purposes herein, (i) and (ii) above shall be referred to as the Collateral.

If the Company (i) fails to deliver a payment when due and does not remedy that failure within a cure period, (ii) fails to deliver certain reports when due and does not remedy that failure within a cure period, (iii) fails to use commercially reasonable efforts in the promotion and marketing of the Product after March 25, 2015 and does not remedy that failure within a cure period, (iv) incurs certain forms of indebtedness above specified limits, (v) fails to maintain a first-priority perfected security interest in the Additional Collateral and does not remedy that failure within a cure period or (vi) becomes subject to an event of bankruptcy, then BioPharma may attempt to recover its unpaid scheduled payments, including by exercising its right to sell or otherwise dispose of all or any part of the Collateral.

During the term of the BioPharma Agreement, the Company is required to use commercially reasonable efforts, as defined in the BioPharma Agreement, to undertake certain obligations and activities to develop, market, promote and commercialize the Product and maximize net sales of the Product. Additionally, during the term of the BioPharma Agreement the Company may not (i) pay a dividend or other cash distribution on its capital stock, unless it has cash and cash equivalents in excess of a specified amount, (ii) amend or restate its certificate of incorporation or bylaws unless such amendments or restatements do not affect BioPharma’s interests under the BioPharma Agreement, (iii) encumber the Collateral, or (iv) abandon certain patent rights, in each case without the consent of BioPharma. In addition, the Company may incur (i) up to $250 million in unsecured indebtedness with a maturity date after September 30, 2018, and (ii) additional unsecured indebtedness with a maturity date after December 31, 2019 in a principal amount of the lesser of (a) the net sales during the previous 12 months minus $350 million and (b) $250 million. However, the Company’s total unsecured indebtedness may not exceed $450 million.

Upon the occurrence of a Company change of control transaction, as defined in the BioPharma Agreement, BioPharma will be entitled to receive an amount equal to the sum of all unpaid scheduled quarterly payments. A permitted partnering agreement and a permitted action, both as defined in the BioPharma Agreement, shall not constitute a change of control transaction under the BioPharma Agreement. A permitted partnering agreement is an agreement for promotional and/or marketing resources for the Product, where (i) the Company continues to receive 25% of the net sales of the Product and (ii) the permitted partner agrees to be subject to the same promotional and marketing covenants that apply to the Company under the BioPharma Agreement. A permitted action allows the Company to take certain actions with respect to a certain subset of the Additional Collateral as specified in the BioPharma Agreement.

On April 16, 2013, the U.S. Food and Drug Administration, or FDA, approved the Company’s amendment and modification to the Risk Evaluation and Mitigation Strategy, or REMS, for Qsymia. The amendment, submitted in October 2012, allows Qsymia to be dispensed through certified retail pharmacies, in addition to the existing network of certified mail-order pharmacies. With this modification, the goals, commitments and components of the original Qsymia REMS will remain in place, including a Medication Guide, patient brochure, voluntary healthcare provider training and other educational tools.

On April 26, 2013, the European Medicines Agency’s Committee for Medicinal Products for Human Use, or CHMP, adopted a positive opinion recommending the granting of a marketing authorization for avanafil, known by the trade name SPEDRA™ in the European Union, for the treatment of erectile dysfunction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward looking words or phrases such as “may,” “believe,” “expect,” “forecast,” “intend,” “anticipate,” “predict,” “should,” “planned,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our limited commercial experience with Qsymia® in the United States, or U.S.; (2) the timing of initiation and completion of the clinical studies required as part of the approval of Qsymia by the U.S. Food and Drug Administration, or FDA; (3) the response from the FDA to the data that VIVUS will submit relating to post-approval clinical studies; (4) the impact of the indicated uses and contraindications contained in the Qsymia label and the Risk Evaluation and Mitigation Strategy, or REMS, requirements; (5) the impact of distribution of Qsymia through a certified home delivery pharmacy network; (6)  our ability to implement the recently FDA approved amendment to the REMS for Qsymia, which, allows dispensing through certified retail pharmacies; (7) that we may be required to provide further analysis of previously submitted clinical trial data; (8) the negative opinion of the European Medicines Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, for the Marketing Authorization Application, or MAA, for Qsymia; (9) whether healthcare providers, payors and public policy makers will recognize the significance of the new AACE guidelines; (10) our ability to successfully commercialize Qsymia or establish partnerships for avanafil; (11) the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand; (12) our history of losses and variable quarterly results; (13) substantial competition; (14) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (15) uncertainties of government or third-party payor reimbursement; (16) our reliance on sole source suppliers; (17) our reliance on third parties and our collaborative partners; (18) our failure to continue to develop innovative investigational drug candidates and drugs; (19) risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations; (20) our ability to demonstrate through clinical testing the safety and effectiveness of our investigational drug candidates; (21) the timing of initiation and completion of clinical trials and submissions to foreign authorities; (22) the results of post-marketing studies are not favorable; (23) compliance with post-marketing regulatory standards is not maintained; (24) the volatility and liquidity of the financial markets; (25) our liquidity and capital resources; (26) our expected future revenues, operations and expenditures and (27) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, or the Commission, including those set forth in this filing as “Item 1A. Risk Factors.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter ended March 31, 2013, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

OVERVIEW

VIVUS is a pharmaceutical company with two FDA approved therapies, Qsymia and STENDRA™. Our drug, Qsymia (phentermine and topiramate extended-release) (formerly known as Qnexa®) was approved by the U.S. Food and Drug Administration, or FDA, on July 17, 2012, as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adult patients with an initial body mass index (BMI) of 30 or greater (obese), or 27 or greater (overweight) in the presence of at least one weight-related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol (dyslipidemia). Qsymia incorporates a proprietary formulation combining low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. On September 17, 2012, we announced the U.S. market availability of Qsymia. We currently distribute Qsymia through a certified home delivery network, which includes CVS Pharmacy, Express Scripts, Walgreens, Wal-Mart Pharmacy, and, for its members only, Kaiser Permanente.

As part of the approval of Qsymia, we are committed to conducting post-marketing studies. We intend to conduct a study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, studies to assess the safety and efficacy of Qsymia for weight management in obese pediatric and adolescent subjects, studies to assess drug utilization and pregnancy exposure and a study to assess renal function, as well as animal and in vitro studies. We anticipate beginning certain of these studies in 2013.

On December 17, 2010, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, to market Qsymia in the European Union, or EU, for the treatment of obesity. The approved trade name for Qsymia in the EU is Qsiva™. On October 18, 2012, we received the formal opinion from the EMA’s Committee for Medicinal Products for Human Use, or CHMP, recommending against approval of the MAA for Qsiva in the EU due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We appealed this opinion and requested a re-examination of the decision by the CHMP. After re-examination, on February 21, 2013, the CHMP affirmed their earlier opinion. We are currently exploring options to seek approval of Qsiva in the EU, including filing on a country-by-country basis under a decentralized approval process. We also intend to seek approval for Qsymia in other territories outside the United States and EU. We intend to commercialize Qsymia in territories where we obtain approval through collaboration agreements with third-parties.

Our drug, STENDRA, or avanafil, was approved by the FDA on April 27, 2012, for the treatment of erectile dysfunction, or ED, in the United States. As part of the approval of STENDRA, we are committed to conducting post-marketing studies. In March 2012, we filed an MAA with the EMA to market avanafil in the EU for the treatment of ED. The approved trade name for STENDRA in the EU is SPEDRATM. Avanafil is an oral PDE5 inhibitor that we have licensed from Mitsubishi Tanabe Pharma Corporation, or MTPC. Through collaboration arrangements with third-parties, we intend to market and sell STENDRA in the United States and, if approved, SPEDRA in the EU and other territories outside the United States. We are currently in discussions with potential collaboration partners for all stated territories.

Foreign regulatory approvals, including approvals to market Qsiva or SPEDRA in the EU, may not be obtained on a timely basis, or at all, and the failure to receive regulatory approvals in a foreign country would prevent us from marketing our products in that market, which could have a material adverse effect on our business, financial condition and results of operations.

Recent Developments

On March 25, 2013, we entered into the BioPharma Agreement, which provides for the purchase of a debt-like instrument. At the initial closing on April 9, 2013, we received $50 million, less $1.1 million in funding and facility payments. Subject to the terms and conditions of the BioPharma Agreement and at our sole discretion, we may also elect prior to December 31, 2013 to receive an additional $60 million, less $600,000 in a funding payment, at the secondary closing, which is subject to customary closing conditions and which closing shall occur, if at all, no later than January 15, 2014. We will be responsible for all reasonable and documented out-of-pocket legal costs and fees incurred by BioPharma related to the BioPharma Agreement, subject to a cap of $300,000.

On April 16, 2013, the FDA approved an amendment to the REMS that allows for distribution of Qsymia through certified retail pharmacy locations. We intend to certify pharmacies and announce retail availability in the third quarter of 2013.

In April 2013, the CHMP adopted a positive opinion recommending the granting of a marketing authorization for SPEDRA for the treatment of erectile dysfunction in the European Union to the European Commission, or EC. A final decision from the EC regarding the SPEDRA MAA is expected to take approximately two months.

Strategy

Our goal is to build a successful pharmaceutical company through the commercialization and development of innovative proprietary drugs. We intend to achieve this by:

•                  successfully implementing the certified retail pharmacy distribution channel for Qsymia in the United States;

•                  continuing to lower out of pocket costs for patients with discount programs, increased third-party payor coverage and changes in public policy;

•                  establishing medical obesity treatment as a widely accepted category supported by treatment guidelines;

•                  increasing awareness for Qsymia through direct to consumer advertising;

•                  expanding our commercialization efforts for Qsymia through working with a major pharmaceutical company;

•                  entering into and supporting a collaboration agreement for the commercialization of STENDRA for the treatment of ED in the U.S.;

•                  obtaining regulatory approval for Qsiva for the treatment of obesity and SPEDRA for the treatment of ED in the EU and other territories worldwide;

•                  if approved, entering into and supporting collaboration agreements for the commercialization of Qsiva for the treatment of obesity and SPEDRA for the treatment of ED in the EU and other territories worldwide; and

•                  continuing to identify and develop early to later stage investigational drug candidates for approval in the U.S., the EU and elsewhere, thereby providing a steady pipeline of drugs for eventual sale, partnership or commercialization.

It is our objective to continue as a successful drug development company and to become a successful commercial entity largely through the sales of Qsymia and profits from collaborations for STENDRA, SPEDRA and Qsymia outside of the U.S.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to available-for-sale securities, research and development expenses, income taxes, inventories, revenues, contingencies and litigation and share-based compensation. We base our estimates on historical experience, information received from third-parties and on various market specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

During the first three months of fiscal 2013, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 provides a more complete discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013, as compared to the recent accounting pronouncements described in our Form 10-K for the year ended December 31, 2012, that are of significance, or potential significance to the Company.

RESULTS OF OPERATIONS

For the quarter ended March 31, 2013, we reported a net loss of $53.6 million or $0.53 net loss per share, as compared to a net loss of $18.8 million or $0.20 net loss per share during the same period in 2012. The increased net loss in the quarter ended March 31, 2013, as compared to the quarter ended March 31, 2012, is primarily attributable to increased selling, general and administrative expenses related to commercialization activities for Qsymia.

We may have continued losses in future periods, depending on our success in commercializing Qsymia and STENDRA, the timing of our research and development expenditures, and our continued investment in the clinical development of our current research and investigational drug candidates, to bring those potential drugs to market.

Continuing operations

Net product revenue (Unaudited)

Net product revenue was $4.1 million for the three months ended March 31, 2013. As Qsymia was not approved until July 2012, we had no net product revenue from continuing operations for three months ended March 31, 2012. In September 2012, we began distributing Qsymia to the certified home delivery pharmacies in our network. We currently recognize revenue for Qsymia based upon prescription sell-through by our certified home delivery pharmacy services networks to patients as we do not have sufficient historical information to reliably estimate returns.

At March 31, 2013, we have deferred revenue of $1.5 million, which represents Qsymia product shipped to our certified home delivery pharmacy services networks, but not yet shipped to patients through prescriptions, net of prompt payment discounts.

We expect Qsymia product revenue and prescriptions shipped to patients to increase in 2013 as we continue the commercialization of Qsymia.

Cost of goods sold (Unaudited)

Cost of goods sold is $390,000 for the three months ended March 31, 2013 and relates to our product shipments of Qsymia to patients and includes the inventory costs of APIs, third-party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. The cost of goods sold associated with deferred revenue on Qsymia product shipments is recorded as deferred costs, which are included in inventories in the unaudited condensed consolidated balance sheets, until such time as the deferred revenue is recognized.

We expect cost of goods sold to increase in 2013 as product sales of Qsymia increase.

Inventory charge (Unaudited)

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method.  We periodically evaluate the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation, during the three months ended March 31, 2013, we recognized an inventory charge of $5.8 million, primarily to write off work-in-process and finished goods inventories on hand in excess of demand. A substantial portion of the excess amount relates to the initial production of Qsymia, which has a shelf life of 24 months. With additional stability data to support a longer shelf life, we have submitted an application to the FDA to extend the shelf life to 36 months for current and future production. We will continue to evaluate our inventories on a periodic basis and we may incur additional inventory write-downs in future periods if actual events differ materially from our current assumptions.

Research and development expenses (Unaudited)

	Three Months Ended March 31,
Drug Indication/Description	2013	2012	2013 vs. 2012 Increase/(Decrease)
	(In thousands, except percentages)
Qsymia for obesity	$605	$2,703	(78)%
STENDRA for ED	2,938	639	360%
Other projects	186	405	(54)%
Share-based compensation	790	726	9%
Overhead costs*	2,527	1,818	39%
Total research and development expenses	$7,046	$6,291	12%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The increase in research and development expenses for the three months ended March 31, 2013, as compared to the same period in 2012, is primarily due to start-up and enrollment costs associated with the post-approval studies for STENDRA, including a corresponding increase in headcount to support these projects.

We anticipate that our research and development expenses for the remainder of 2013 will increase as compared to 2012 as we continue the planning phase of a post-approval cardiovascular outcomes study for Qsymia, known as ACQLAIM. The details of ACQLAIM have not yet been agreed with the FDA. This study could cost between $150 and $250 million and take as long as five to six years to complete. There are likely to be additional research and development expenses for other post-approval studies related to STENDRA and Qsymia, and for our investigational drug candidates under development. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies.

Selling, general and administrative expenses (Unaudited)

	Three Months Ended March 31,
	2013	2012	2013 vs. 2012 Increase
	(In thousands, except percentages)
Selling, general and administrative expenses	$44,696	$12,481	258%

The increase in selling, general and administrative expenses for the three months ended March 31, 2013 is primarily due to increased spending for Qsymia commercialization activities of $23.0 million, including expenses related to the contract sales organization, marketing programs, market research and analytics, and additional headcount; increased medical affairs-related expenses of $2.2 million primarily related to additional headcount; incremental increases in other corporate expenses totaling $3.8 million; and increased share-based compensation expense (a non-cash expense) of $3.1 million, as compared to the quarter ended March 31, 2012.

We anticipate our selling, general and administrative expenses to be significantly higher for the remainder of 2013 as compared to 2012, primarily due to the additional efforts involved in the commercialization and marketing activities for Qsymia related to the FDA approval of our amendment to the REMS program, allowing for the distribution of Qsymia through certified retail pharmacy locations.

Income (loss) from discontinued operations

Income from discontinued operations of $192,000 in the three months ended March 31, 2013 relates primarily to adjustments to our sales reserves for accrued product returns related to the MUSE product. The net loss from discontinued operations in the three months ended March 31, 2012 was $16,000.

LIQUIDITY AND CAPITAL RESOURCES

Continuing Operations

Cash. Cash, cash equivalents and available-for-sale securities (cash) totaled $150.3 million at March 31, 2013, as compared to $214.6 million at December 31, 2012. The decrease of $64.3 million is primarily due to cash used for operating activities.

Since inception, we have financed operations primarily from the issuance of equity securities. Through March 31, 2013, we have raised $661.0 million from financing activities, received $150 million from the sale of Evamist, and had an accumulated deficit of $539.7 million at March 31, 2013. Additionally, in April 2013, we received a net amount of $48.9 million through the sale of a debt-like instrument to BioPharma.

At March 31, 2013, we had $90.6 million in cash and cash equivalents and $59.7 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, corporate debt securities and asset-backed securities, in accordance with our investment policy. At March 31, 2013, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds that invest only in U.S. Treasury securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Liabilities.  Total liabilities were $35.4 million at March 31, 2013, which is $5.8 million lower than at December 31, 2012.

Operating Activities.  Our operating activities used $62.1 million and $13.0 million in cash during the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013, the use of cash from our net operating loss from continuing operations of $53.8 million was offset by $6.1 million in non-cash share-based compensation expense due to increased headcount and $5.0 million due to the inventory write-off for Qsymia. Additional cash used in operating activities resulted from changes in assets and liabilities during the quarter including a $5.2 million net increase in prepaid expenses and other assets, which is primarily comprised of medical affairs, sales and marketing activities for Qsymia. In addition, there was a net $7.1 million increase in inventories, primarily for Qsymia. Accounts receivable increased approximately $2.2 million as a result of increased shipments of Qsymia to pharmacies in support of growing demand for Qsymia. Accounts payable decreased by $6.9 million during the first quarter of 2013 due to the timing of vendor payments.

During the three months ended March 31, 2012, our net operating loss of $18.8 million was offset by $2.7 million in non-cash share-based compensation expense and a $1.9 million increase in accounts payable, primarily due to the timing of invoices and payments and increased activities related to Qsymia pre-commercialization activity.

We anticipate cash used in operations in 2013 will be higher than cash used in operations in 2012, primarily due to ongoing commercialization activities for Qsymia.

Investing Activities.  Our investing activities provided $94.1 million and used $26.5 million in cash during the three months ended March 31, 2013 and 2012, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities.  Financing activities were not material during the first quarter of 2013 as compared to cash provided by financing activities of $200.7 million during the first quarter of 2012. In the first three months of 2012, cash provided by financing activities included $8.7 million in proceeds from the exercise of stock options and $192.0 million in net proceeds from an underwritten public offering of our common stock.

On March 25, 2013, we entered into the BioPharma Agreement, which provides for the purchase of a debt-like instrument. Under the BioPharma Agreement, we received $50 million, less $1.1 million in funding and facility payments, at the initial closing, which occurred on April 9, 2013. Subject to the terms and conditions of the BioPharma Agreement and at our sole discretion, we may also elect prior to December 31, 2013 to receive an additional $60 million, less $600,000 in a funding payment, at the secondary closing, which is subject to customary closing conditions and which closing shall occur, if at all, no later than January 15, 2014. We will be responsible for all reasonable and documented out-of-pocket legal costs and fees incurred by BioPharma related to the BioPharma Agreement, subject to a cap of $300,000.

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

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least through the first quarter of 2014. However, we anticipate that we may require additional funding to continue our commercialization of Qsymia, to conduct post-approval clinical studies for both Qsymia and STENDRA, to conduct non-clinical and clinical research and development work to support regulatory submissions and applications for our current and future investigational drug candidates, to finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, to fund operating expenses, to establish additional or new manufacturing and marketing capabilities, to manufacture quantities of our drugs and investigational drug candidates and to make payments under our existing license agreements for Qsymia and STENDRA.

While some of our anticipated costs are unknown at the current time, we may need to raise additional capital to continue the funding of our commercialization efforts, product development programs and our research and development plans in future periods beyond the first quarter of 2014. If we require additional capital, we may seek any required additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our commercialization or development programs or obtain funds through collaborations with others that are on unfavorable terms or that may require us to relinquish rights to certain of our technologies, product candidates or products that we would otherwise seek to develop on our own.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

On March 25, 2013, we entered into the BioPharma Agreement, which provides for the purchase of a debt-like instrument. At the initial closing on April 9, 2013, we received $50 million less $1.1 million in funding and facility payments. Subject to the terms and conditions of the BioPharma Agreement and at our sole discretion, we may also elect prior to December 31, 2013 to receive an additional $60 million, less $600,000 in a funding payment, at the secondary closing, which is subject to customary closing conditions and which closing shall occur, if at all, no later than January 15, 2014. We will be responsible for all reasonable and documented out-of-pocket legal costs and fees incurred by BioPharma related to the BioPharma Agreement, subject to a cap of $300,000.

In return, we are obligated to make scheduled quarterly payments to BioPharma, as further described in the BioPharma Agreement and below, until the total amount due under the BioPharma Agreement is paid. Below is a summary of the scheduled quarterly payments:

Year	Scheduled Quarterly Amount	Total Scheduled Annual Amount
2014	$3,000,000	$12,000,000
2015	$5,000,000	20,000,000
2016	$5,000,000	20,000,000
2017	$5,000,000	20,000,000
First calendar quarter of 2018	$1,700,000	1,700,000
Total		$73,700,000

The scheduled quarterly payments, other than the payment(s) for the first calendar quarter of 2018, are capped at the lower of the scheduled payment amounts or 25% of the net sales of (i) Qsymia (and any derivative or improvement thereof, including Qsiva™ as it relates to the European Union), or the Product, and (ii) any other obesity agent developed or marketed by the Company or its affiliates or licensees. Accordingly, if 25% of the net sales is less than the scheduled quarterly payment, then we can elect to make a payment that is lower than the scheduled payment amount. The final payment, scheduled to be made in the second quarter of 2018, is not subject to this limitation. The final payment will include any unpaid scheduled quarterly payments, plus any accrued and unpaid make-whole premiums. Any quarterly payment less than the scheduled quarterly payment amount will be subject to a make-whole premium equal to the applicable scheduled quarterly payment of the preceding quarter less the actual payment made to BioPharma for the preceding quarter multiplied by 1.03. Regardless, we may pay scheduled quarterly payments out of any available funds notwithstanding Product net sales. We also have the option to prepay all scheduled quarterly payments as specified in the BioPharma Agreement. Assuming all scheduled quarterly payments are made timely and in full, the annual implied effective interest rate is 12.75% compounded quarterly, or 13.37% per annum.

To secure our obligations in connection with the BioPharma Agreement, we granted BioPharma a security interest to certain of our assets, agreed to certain payments upon the occurrence of a change of control transaction and agreed to certain covenants.

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

Market and Interest Rate Risk

Our cash, cash equivalents and available-for-sale securities as of March 31, 2013 consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at March 31, 2013 by approximately $112,000. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Related Class Action Lawsuits

The Company and two of its officers were defendants in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. 4:10-CV-04957-PJH, in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleged violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company’s clinical trials and New Drug Application, or NDA, for Qsymia as a treatment for obesity. Defendants filed a motion to dismiss plaintiff’s Amended Class Action Complaint, and that motion was granted with leave to amend. On November 9, 2011, plaintiff filed his Second Amended Class Action Complaint, generally alleging that defendants misled investors regarding the prospects for Qsymia’s NDA approval, and Qsymia’s efficacy and safety. Defendants again filed a motion to dismiss.  After briefing and argument, the District Court on September 27, 2012 granted the motion and dismissed the action with prejudice. The District Court entered final judgment for defendants the same day. On October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Plaintiff filed his opening appellate brief on February 19, 2013, and defendants filed their answering brief on April 11, 2013. Briefing is expected to continue into May 2013, after which the Court of Appeals may request oral argument.

Additionally, certain of the Company’s officers and directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH, pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in the Kovtun action. The parties had agreed to stay the litigation pending resolution of the appeal. The same individuals are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. The parties have agreed to stay these consolidated actions on the same terms as the federal derivative litigation.

The Company and its directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. These are not the only risks and uncertainties facing VIVUS. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Relating to our Business

Our success will depend on our ability to effectively and profitably commercialize Qsymia®.

Our success will depend on our ability to effectively and profitably commercialize Qsymia, formerly known as Qnexa®, which will include our ability to:

•                  implement and certify thousands of retail pharmacies nationwide in a timely manner;

•                  expand our commercialization efforts for Qsymia through working with a major pharmaceutical company;

•                  lower out of pocket costs to patients with discount programs, improve third-party payor coverage and change public policy;

•                  create market demand for Qsymia through direct-to-consumer advertising, patient and physician education, marketing and sales activities;

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

•                  maintain and defend our patents, if challenged;

•                  ensure that the APIs for Qsymia and the finished product are manufactured in sufficient quantities and in compliance with requirements of the FDA and similar foreign regulatory agencies and with an acceptable quality and pricing level in order to meet commercial demand; and

•                  ensure that the entire supply chain for Qsymia, from APIs to finished product, efficiently and consistently delivers Qsymia to our customers.

Prior to the commercialization of Qsymia, we have not had any commercial products since the divestiture of MUSE in November 2010. While our management and key personnel have significant experience developing, launching and commercializing drugs at VIVUS and at other companies, we have only recently begun to work together to commercialize Qsymia and we cannot be certain that we will be successful. If we are unable to successfully commercialize Qsymia, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations.

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

We intend to market and sell SPEDRA, if approved, in the European Union, or EU, and in other territories outside the U.S. through collaboration arrangements with third parties. In order to market products in the EU and many other foreign jurisdictions, we must obtain separate regulatory approvals. In March 2012, we filed a Marketing Authorization Application, or MAA, with the European Medicines Agency, or EMA, to market SPEDRA in the EU for the treatment of ED and a final decision from the EC regarding the SPEDRA MAA is expected to take approximately two months. We have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing. Approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. For example, Qsymia was approved in the U.S. by the FDA; however, we were denied an MAA for the same product in the EU. Foreign regulatory approvals may not be obtained on a timely basis, or at all, for any of our products and the failure to receive regulatory approvals in a foreign country would prevent us from marketing our products in that country, which could have a material adverse effect on our business, financial condition and results of operations.

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

We could be negatively affected as a result of a threatened proxy contest and other actions of dissident stockholders.

First Manhattan Co. and its affiliates, or First Manhattan, have filed a preliminary proxy statement presenting a proposal to (i) nominate six nominees, or First Manhattan Nominees, for election to the Board at the annual meeting of stockholders, or Annual Meeting, (ii) vote against the Company’s proposal to approve, on an advisory basis, the compensation of the Company’s named executive officers, (iii) ratify the appointment of OUM & Co., LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2013 and (iv) repeal any bylaw amendments in effect at the time of the Annual Meeting that were not included in our bylaws in effect as of April 18, 2012, as amended on February 20, 2013, and is inconsistent with the election of the First Manhattan Nominees at the Annual Meeting. If First Manhattan carries through with its intention and launches a proxy contest, our business and our stock price could be adversely affected because if individuals are elected to the Board with a different agenda, it may adversely affect our ability to effectively and timely implement our strategic plan. There can be no assurance as to the outcome of this situation, the level of distraction it may cause to our management team, the amount of expenses we may incur relating thereto or the impact on our stock price.

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

•                  disputes may arise between us and PDI, including between the contract sales representatives, who are PDI employees, and sales management, who are VIVUS employees, that may adversely affect Qsymia sales or profitability; and

•                  PDI may enter into agreements with other parties that have products that could compete with Qsymia.

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

Our failure to properly implement the REMS modification and make Qsymia available in certified retail pharmacy locations by the expected target date of the third quarter of 2013 would be detrimental to our business.

On April 16, 2013, we received approval of the previously submitted amendment to the Qsymia REMS that allows for distribution through certified retail pharmacy locations. Our failure to implement the terms of the REMS modification and to certify a sufficient number of pharmacies on a timely basis would have a negative impact on our business. The implementation of the REMS amendment poses several risks including:

•                  our inability to enter into contracts with wholesalers in a timely fashion, on reasonable terms, or at all, to allow for retail pharmacy dispensing of Qsymia;

•                  our inability to obtain the proper technology (pharmacy software) to implement the REMS modification;

•                  the failure by pharmacies to complete the training necessary for certification;

•                  our failure to properly identify and stock the locations of the pharmacies to be certified based on patient needs and current or future prescribing habits;

•                  our failure to comply with the assessment and requirements for each of these pharmacies set forth in the amendment; and

•                  our inability to properly assess the individual pharmacy locations.

Our success in commercializing Qsymia will depend on our ability to effectively advertise to consumers.

We will need to increase awareness of Qsymia to be successful in our commercialization of Qsymia. To increase awareness of Qsymia, we intend to advertise directly to consumers. Direct-to-consumer advertising requires significant financial resources, and we will have to rely on external agencies to provide effective advertisements and run successful campaigns. In addition, we are required to submit all print advertisements to the FDA at the time they are first used. There can be no assurance that our advertisements will be acceptable to the FDA, or that the advertisements will be successful in increasing consumer demand. Even if the advertisements are successful, there can be no assurance that increased consumer demand will result in more physicians prescribing Qsymia.

We have significant inventories on hand and, in the first quarter of 2013, we recorded an inventory charge of $5.8 million, primarily to write off excess inventory related to Qsymia.

We maintain significant inventories and evaluate these inventories on a periodic basis for potential excess and obsolescence. In the first quarter of 2013, we recorded an inventory charge of $5.8 million, primarily to write off inventory in excess of demand. These charges were based on our analysis of current Qsymia inventory on hand and remaining shelf life, in relation to our projected demand for the product. The current FDA-approved commercial product shelf life for Qsymia is 24 months and for STENDRA is 36 months. We have submitted a request to the FDA to extend the shelf life of Qsymia to 36 months, and we have submitted a similar application to extend the shelf life of STENDRA to 48 months.

Our allowance for excess and obsolete inventory is subjective and requires accurate forecasting of the future market demand for our products. We will continue to evaluate our inventories on a periodic basis. The value of our inventories could be impacted if actual sales differ significantly from our estimates of future demand, if the FDA does not approve extensions of the shelf lives for Qsymia and STENDRA, or if any significant unanticipated changes in future product demand or market conditions occur. Any of these events, or a combination thereof, could result in additional inventory write-downs in future periods, which could be material.

Our failure to manage and maintain our distribution network for Qsymia could compromise the commercialization of this product.

We rely on Cardinal Health PTS, LLC, or Cardinal Health, a third-party distribution and supply-chain management company, to warehouse Qsymia and distribute it to the certified home delivery pharmacies that then distribute Qsymia directly to patients. Cardinal Health provides billing, collection and returns services. We also have entered into agreements with select certified pharmacies, including CVS Pharmacy, Express Scripts, Walgreens, Wal-Mart Pharmacy and Kaiser Permanente, to distribute Qsymia to eligible patients through their certified home delivery networks and intend to enter into agreements to establish a certified retail pharmacy distribution network. Patients and physicians have experienced delays in processing prescriptions in the home delivery network. In addition to providing services to support the distribution and use of Qsymia, each of the pharmacies has agreed to comply with the REMS program certified pharmacy requirements and will provide us with the necessary patient and prescribing physician data. We have contracted with a third-party data warehouse to collect this patient and prescribing physician data from the certified pharmacy home delivery network and report it to us. We rely on this third-party data in order to recognize revenue and comply with the REMS requirements for Qsymia, such as data analysis. This distribution and data collection network requires significant coordination with our sales and marketing, finance, regulatory and medical affairs teams, in light of the REMS requirements applicable to Qsymia.

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

If we are unable to enter into agreements with suppliers or our suppliers fail to supply us with the APIs for our products or if we rely on sole source suppliers, we may experience delays in commercializing our products.

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

The API and the tablets for STENDRA are currently manufactured by Mitsubishi Tanabe Pharma Corporation, or MTPC. MTPC has arrangements for the three main starting materials necessary for the manufacturing of avanafil API. The MTPC manufacturing sites for the API (avanafil) and STENDRA tablets have been inspected by the U.S. authorities. We do not believe the results of those inspections will have an impact on MTPC’s ability to supply STENDRA, or the approval, or the timing of approval, of SPEDRA in the EU. However, if MTPC is unable to receive approval from foreign regulators and maintain ongoing FDA or foreign regulatory compliance, or manufacture STENDRA’s API or tablets in sufficient quantities to meet projected demand, the EU approval, the U.S. commercial launch, and future sales of STENDRA and SPEDRA will be adversely effected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration for the commercialization of STENDRA and SPEDRA, if approved.

In August 2012, we entered into an amendment to our agreement with MTPC that permits us to manufacture the API and tablets for STENDRA ourselves or through third-party suppliers at any time, and we are required under the amendment to transition away from MTPC supply on or before June 2015.  In February 2013, we entered into a technology transfer agreement with the manufacturing division of a global pharmaceutical company that can become the contract manufacturer, or CMO, for avanafil. Enabling this CMO to manufacture commercial supply in the future is a critical step in establishing a high quality, reliable supply chain. If this CMO is unable to effectively establish the supply chain, the commercialization of avanafil and any potential commercial agreements will be severely compromised. We currently do not have any manufacturing facilities and intend to continue to rely on third parties for the supply of the starting materials, API and tablets. However, we cannot be certain that we will be successful in entering into such agreements with other suppliers or that we will be able to obtain the necessary regulatory approvals for these suppliers in a timely manner or at all.

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

Qsymia and STENDRA may not gain market acceptance among physicians, patients, healthcare payors or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such drugs will depend on a number of factors, including:

•                  our ability to expand our distribution system for Qsymia from a certified home delivery pharmacy network to certified retail pharmacy locations;

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

As part of the approval of Qsymia, we are required to conduct several post-marketing studies, including a study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, studies to assess the safety and efficacy of Qsymia for weight management in obese pediatric and adolescent subjects, studies to assess drug utilization and pregnancy exposure and a study to assess renal function. The details of the cardiovascular outcomes study, known as ACQLAIM, have not yet been agreed upon with the FDA. This study could cost between $150.0 and $250.0 million and take as long as five to six years to complete. Enrollment in ACQLAIM is expected to begin in the fourth quarter of 2013. There can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies or that we will be able to agree with the FDA on the details of ACQLAIM.

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

Although Qsymia is a once-a-day, proprietary extended-release formulation, each of the approved APIs (phentermine and topiramate extended-release) that is combined to produce Qsymia is commercially available as drug products at prices that together are lower than the price at which we sell Qsymia. In addition, the distribution and sale of these drug products is not limited under a REMS program, as is the case with Qsymia. Further, the individual drugs contained in the Qsymia formulation are available in retail pharmacies and neither has a Pregnancy Category X, which is used to indicate that the risks involved in the use of the drug in pregnant women clearly outweigh potential benefits, as is the case with Qsymia. We cannot be sure that physicians will view Qsymia as sufficiently superior to a treatment regimen of Qsymia’s individual APIs to justify the significantly higher cost for Qsymia, and they may prescribe the individual generic drugs already approved and marketed by other companies instead of our combination drug. Although our U.S. and European patents contain composition, product formulation and method-of-use claims that we believe protect Qsymia, these patents may be ineffective or impractical to prevent physicians from prescribing the individual generic constituents marketed by other companies instead of our combination drug. Phentermine and topiramate are currently available in generic form, although the doses used in Qsymia are currently not available and no extended-release formulation of topiramate is currently available. In addition, topiramate is not approved for obesity treatment, and phentermine is only approved for short-term treatment of obesity. However, because the price of Qsymia is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components outside of their approved indication, instead of for our combination drug, and this may limit how we price or market Qsymia. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the U.S. are prepared to pay for Qsymia, which could also limit market and patient acceptance of our drug and could negatively impact our revenues.

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

Qsymia for the treatment of chronic weight management competes with several approved anti-obesity drugs including, Belviq® (lorcaserin), Arena Pharmaceutical’s approved anti-obesity compound to be marketed by Eisai Inc., Eisai Co., Ltd.’s U.S. subsidiary; Xenical (orlistat), marketed by Roche; alli®, the over-the-counter version of orlistat, marketed by GlaxoSmithKline; and Suprenza (phentermine hydrochloride), marketed by Akrimax Pharmaceuticals, LCL. In addition, Orexigen Therapeutics, Inc., or Orexigen, has an investigational drug in late stage testing, Contrave®, which, according to Orexigen, could be approved and on the market in 2014. Contrave would be marketed by Takeda Pharmaceutical Company Limited.

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

For example, Catalent Pharma Solutions, LLC, or Catalent, supplied the product for the Phase 3 program for Qsymia and is our sole source of clinical and commercial supplies for Qsymia. Catalent has been successful in validating the commercial manufacturing process for Qsymia at an initial scale, which has been able to support the launch of Qsymia in the U.S. market. While Catalent has significant experience in commercial scale manufacturing, there is no assurance that Catalent will be successful in increasing the scale of the initial Qsymia manufacturing process, should the market demand for Qsymia expand beyond the level supportable by the current validated manufacturing process. Such a failure by Catalent to further scale up the commercial manufacturing process for Qsymia could have a material adverse impact on our ability to realize commercial success with Qsymia in the U.S. market, and have a material adverse impact on our plan, market price of our common stock and financial condition.

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

In August 2012, we entered into an amendment to our agreement with MTPC that permits us to manufacture the API and tablets for avanafil ourselves or through third parties. According to the amendment, the transition of manufacturing from MTPC must occur on or before June 2015. The transfer of technology to, and qualification of, a new supplier is expensive, time consuming and logistically complicated. The technology transfer needed for this transition is highly dependent on the cooperation of MTPC and its current suppliers. If MTPC, or its current suppliers, is unable to effectively transfer the technology or supply on commercially reasonable terms, the approvability, partnerability and commercial success of STENDRA could be adversely impacted. In February 2013, we entered into a technology transfer agreement with the manufacturing division of a global pharmaceutical company that can become the contract manufacturer, or CMO, for avanafil. Enabling this CMO to manufacture commercial supply in the future is a critical step in establishing a high quality, reliable supply chain. If this CMO is unable to effectively establish the supply chain, the commercialization of avanafil and any potential commercial agreements will be severely compromised. Any future manufacturing sites would need to be inspected by the U.S. and EU authorities, and any failure of such manufacturing sites to receive approval from FDA or foreign authorities, obtain and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or STENDRA tablets in expected quantities, could adversely affect future sales of STENDRA, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration for the commercialization of STENDRA.

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

•                  the federal False Claims Laws, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company’s products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. In addition, in recent years the government has pursued False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;

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

The FDA has the authority to impose significant restrictions, including REMS requirements, on approved products through regulations on advertising, promotional and distribution activities. After approval, if products are marketed in contradiction with FDA laws and regulations, the FDA may issue warning letters that require specific remedial measures to be taken, as well as an immediate cessation of the impermissible conduct resulting in adverse publicity. The FDA may also require that all future promotional materials receive prior agency review and approval before use. We intend to begin print direct-to-consumer advertising for Qsymia in the fourth quarter of 2013. In the second quarter of 2013, we plan to submit the print advertisements for review by the FDA. There can be no assurance that the FDA will find our print advertisements acceptable as submitted. Certain states have also adopted regulations and reporting requirements surrounding the promotion of pharmaceuticals. Qsymia and STENDRA are subject to these regulations. Failure to comply with state requirements may affect our ability to promote or sell pharmaceuticals drugs in certain states. This in turn could have a material adverse impact on our financial results and financial condition and could subject us to significant liability, including civil and administrative remedies as well as criminal sanctions.

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

In addition, we have an agreement with MTPC to supply the API and the tablets for STENDRA. The MTPC manufacturing sites have been inspected by the U.S. authorities. We do not believe the results of those inspections will have an impact on MTPC’s ability to supply STENDRA, or the approval, or the timing of approval, of SPEDRA in the EU. However, if MTPC is unable to receive approval from foreign authorities, and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or STENDRA tablets in sufficient quantities to meet projected demand, the EU approval, the U.S. commercial launch, and future sales of STENDRA will be adversely effected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration for the commercialization of STENDRA. In August 2012, we entered into an amendment to our agreement with MTPC that permits us to manufacture the API and STENDRA tablets for avanafil ourselves or through third parties. According to the amendment, the transition of manufacturing from MTPC must occur on or before June 2015. The technology transfer needed for this transition is highly dependent on the cooperation of MTPC and its current suppliers. If MTPC, or its current suppliers, is unable to effectively transfer the technology or supply on commercially reasonable terms, the approvability, partnerability and commercial success of STENDRA could be adversely impacted. In February 2013, we entered into a technology transfer agreement with the manufacturing division of a global pharmaceutical company that can become the contract manufacturer, or CMO, for avanafil. The identification of this CMO is a critical step in establishing a high quality, reliable supply chain. If this CMO is unable to effectively establish the supply chain, the commercialization of avanafil and any potential commercial agreements will be severely compromised. Any future manufacturing sites would need to be inspected by the U.S. and EU authorities, and any failure of such manufacturing sites to receive approval from FDA or foreign authorities, obtain and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or tablets in expected quantities, could adversely affect future sales of STENDRA, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration for the commercialization of STENDRA.

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

•                  Effective January 1, 2011, pharmaceutical companies must provide a 50% discount on branded prescription drugs dispensed to beneficiaries within the Medicare Part D coverage gap or “donut hole,” which is a funding gap that currently exists in the Medicare Part D prescription drug program. We currently do not anticipate coverage under Medicare Part D, but this could change in the future.

•                  Effective January 1, 2011, the U.S. Federal government must allocate an annual branded prescription drug fee among pharmaceutical manufacturers of branded prescription drugs based on the dollar value of their branded prescription drug sales to certain federal health care programs identified in the law. The Affordable Care Act determines an individual manufacturer’s market share as the ratio of its aggregate sales of branded prescription drugs during the preceding calendar year as a percentage of the aggregate branded prescription drug sales for all covered manufacturers. Each individual pharmaceutical manufacturer will pay a prorated share of the branded prescription drug fee of $2.8 billion in 2013 (and set to increase in ensuing years) based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

•                  Changes made by the Affordable Care Act are expected to result in the coverage of 32 million uninsured individuals through an expansion of the Medicaid program, and private sector coverage either through their employer or the new state-based Health Insurance Exchanges effective in 2014. In 2012, the Supreme Court of the United States heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the Affordable Care Act. The Supreme Court’s decision upheld most of the Affordable Care Act and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, the Supreme Court struck down a provision in the Affordable Act that penalized states that choose not to expand their Medicaid programs through an increase in the Medicaid eligibility income limit from a state’s current eligibility levels to 133% of the federal poverty limit. As a result of the Supreme Court’s ruling, it is unclear whether states will expand their Medicaid programs by raising the income limit to 133% of the federal poverty level and whether there will be more uninsured patients in 2014 than anticipated when Congress passed the Affordable Care Act. For each state that does not choose to expand its Medicaid program, there will be fewer insured patients overall, which could impact our sales, business and financial condition. We expect any Medicaid expansion to impact the number of adults in Medicaid more than children because many states have already set their eligibility criteria for children at or above the level designated in the Affordable Care Act. An increase in the proportion of patients who receive our drugs and who are covered by Medicaid could adversely affect our net sales.

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

Other entities may also challenge the validity or enforceability of our patents and patent applications in litigation or administrative proceedings. The sponsor of a generic application seeking to rely on one of our approved drug products as the reference listed drug must make one of several certifications regarding each listed patent. A “Paragraph III” certification is the sponsor’s statement that it will wait for the patent to expire before obtaining approval for its product. A “Paragraph IV” certification is a challenge to the patent; it is an assertion that the patent does not block approval of the later product, either because the patent is invalid or unenforceable or because the patent, even if valid, is not infringed by the new product. Once the FDA accepts for filing a generic application containing a Paragraph IV certification, the applicant must within 20 days provide notice to the reference listed drug, or RLD, NDA holder and patent owner that the application with patent challenge has been submitted, and provide the factual and legal basis for the applicant’s assertion that the patent is invalid or not infringed. If the NDA holder or patent owner file suit against the generic applicant for patent infringement within 45 days of receiving the Paragraph IV notice, the FDA is prohibited from approving the generic application for a period of 30 months from the date of receipt of the notice. If the RLD has new chemical entity exclusivity and the notice is given and suit filed during the fifth year of exclusivity, the 30-month stay does not begin until five years after the RLD approval. The FDA may approve the proposed product before the expiration of the 30-month stay if a court finds the patent invalid or not infringed or if the court shortens the period because the parties have failed to cooperate in expediting the litigation. If a competitor or a generic pharmaceutical provider successfully challenges our patents, the protection provided by these patents could be reduced or eliminated and our ability to commercialize any approved drugs would be at risk. In addition, if a competitor or generic manufacturer were to receive approval to sell a generic or follow-on version of one of our products, our approved product would become subject to increased competition and our revenues for that product would be adversely affected.

On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent Office has recently developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act have only recently become effective. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

Filing, prosecuting, defending and enforcing patents on all of our drug discovery technologies and all of our approved drugs and potential investigational drug candidates throughout the world would be prohibitively expensive. While we have filed patent applications in many countries outside the U.S., and have obtained some patent coverage for approved drugs in certain foreign countries, we do not currently have widespread patent protection for these drugs outside the U.S. and have no protection in many foreign jurisdictions. Competitors may use our technologies to develop their own drugs in jurisdictions where we have not obtained patent protection. These drugs may compete with our approved drugs or future investigational drug candidates and may not be covered by any of our patent claims or other intellectual property rights.

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

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least through the first quarter of 2014. Should product sales be significantly less than internal expectations, we would need to raise additional capital to support operating activities through 2014 and beyond. However, we anticipate that we will be required to obtain additional financing to fund our commercialization efforts, additional clinical studies for approved products and the development of our research and development pipeline in future periods. Our future capital requirements will depend upon numerous factors, including:

•                  the cost required to maintain the certified home delivery pharmacy network and REMS program for Qsymia, including a substantial cost to expand into certified retail pharmacy locations;

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

•                  the activities of competitors; and

•                  maintaining compliance to our agreement with BioPharma and maintaining our ability to receive an additional $60 million at a secondary closing.

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

We may also raise additional capital through the incurrence of debt, and the holders of any debt we may issue would have rights superior to our stockholders’ rights in the event we are not successful and are forced to seek the protection of bankruptcy laws. In addition, debt financing typically contains covenants that restrict operating activities. For example, on March 25, 2013, we entered into the Purchase and Sale Agreement with BioPharma, which provides for the purchase of a debt-like instrument. Under the BioPharma Agreement, we received $50 million, less $1.1 million in funding and facility payments, on April 9, 2013. To secure our obligations in connection with the BioPharma Agreement, we granted BioPharma a security interest to certain of our assets. During the term of the BioPharma Agreement, we are required to use commercially reasonable efforts to undertake certain obligations and activities to develop, market, promote and commercialize Qsymia and maximize net sales of Qsymia. Additionally, during the term of the BioPharma Agreement we may not (i) incur indebtedness greater than a specified amount, (ii) pay a dividend or other cash distribution on our capital stock, unless we have cash and cash equivalents in excess of a specified amount, (iii) amend or restate our certificate of incorporation or bylaws unless such amendments or restatements do not affect BioPharma’s interests under the BioPharma Agreement, (iv) encumber the collateral, or (v) abandon certain patent rights, in each case without the consent of BioPharma. Any future debt financing we enter into may involve similar or more onerous covenants that restrict our operations.

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

At March 31, 2013, we had $90.6 million in cash and cash equivalents and $59.7 million in available-for-sale securities. While at March 31, 2013, our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. Although the U.S. Congress was able to resolve the debt ceiling issue in time to avoid default, the major credit rating agencies have expressed their ongoing concern about the high levels of debt that the U.S. government has taken on. Standard & Poor’s announced that it had revised its outlook on the long-term credit rating of the U.S. to negative, which could affect the trading market for U.S. government securities. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. treasury securities as of March 31, 2013. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

Our involvement in securities related class action litigation could divert our resources and management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs, the review of marketing applications by regulatory authorities and the commercial launch of newly approved drugs. We are a defendant in federal and consolidated state shareholder derivative lawsuits. These securities related class action lawsuits generally allege that we and our officers misled the investing public regarding the safety and efficacy of Qsymia and the prospects for the FDA’s approval of the Qsymia NDA as a treatment for obesity. Securities related class action litigation often is expensive and diverts management’s attention and our financial resources, which could adversely affect our business. For example, following the Court’s granting of our prior motion to dismiss with leave to amend, on September 27, 2012, the U.S. District Court for the Northern District of California granted, with prejudice, our motion to dismiss the putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. 4:10-CV-04957-PJH. Despite the granting of the prior two motions to dismiss, on October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Plaintiff filed his opening appellate brief on February 19, 2013, and defendants filed their answering brief on April 11, 2013. Briefing is expected to continue into May 2013, after which the Court of Appeals may request oral argument.

We have an accumulated deficit of $539.7 million as of March 31, 2013, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $539.7 million for the period from our inception through March 31, 2013, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income may be limited.

As of December 31, 2012, we had approximately $449.0 million and $118.1 million of net operating loss, or NOL, carryforwards with which to offset our future taxable income for federal and state income tax reporting purposes, respectively. We used $121.2 million federal and $32.2 million state NOLs to offset our year ended December 31, 2007 federal and state taxable income, which included the $150.0 million in gain recognized from our sale of Evamist. Utilization of our net operating loss and tax credit carryforwards, or Tax Attributes, may be subject to substantial annual limitations provided by the Internal Revenue Code and similar state provisions to the extent certain ownership changes are deemed to occur. Such an annual limitation could result in the expiration of the Tax Attributes before utilization. The Tax Attributes reflected above have not been reduced by any limitations. To the extent it is determined upon completion of the analysis that such limitations do apply, we will adjust the Tax Attributes accordingly. We face the risk that our ability to use our Tax Attributes will be substantially restricted if we undergo an “ownership change” as defined in Section 382 of the U.S. Internal Revenue Code, or Section 382. An ownership change under Section 382 would occur if “5-percent shareholders,” within the meaning of Section 382, collectively increased their ownership in the Company by more than fifty percentage points over a rolling three-year period. There can be no assurance that a Section 382 ownership change has not occurred or will not occur in the future.

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

•                  the cost required to maintain the certified home delivery pharmacy network and REMS program for Qsymia, including a substantial cost to expand into certified retail pharmacy locations;

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

In addition, we are governed by the provisions of Section 203 of Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These and other provisions in our charter documents could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as Exhibits to this report:

EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant.

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant

3.4	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant

3.5(2)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(3)	Specimen Common Stock Certificate of the Registrant.

4.2(4)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

10.1††	Purchase and Sale Agreement effective as of March 25, 2013 between the Registrant and BioPharma Secured Investments III Holdings Cayman LP.

10.2††	Master Services Agreement dated as of September 12, 2007 between the Registrant and Medpace Inc.

10.3(5)*	Fourth Amendment dated January 25, 2013 to the Employment Agreement dated December 20, 2007 between the Registrant and Leland F. Wilson.

10.4(6)†	Third Amendment effective as of February 21, 2013 to the Agreement dated as of December 28, 2000 between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd).

31.1	Certification of Chief Executive Officer, dated May 8, 2013, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, dated May 8, 2013, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

†	Confidential treatment granted.

††

Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission on March 28, 1997.

(2)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 filed with the Commission on April 16, 1997.

(4)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(5)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on January 30, 2013.

(6)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2013	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Sr. Vice President Finance and Global Corporate Development, Chief Financial Officer

/s/ LELAND F. WILSON
Leland F. Wilson
Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2	Amended and Restated Bylaws of the Registrant.

3.3	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant

3.4	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant

3.5(2)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(3)	Specimen Common Stock Certificate of the Registrant.

4.2(4)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

10.1††	Purchase and Sale Agreement effective as of March 25, 2013 between the Registrant and BioPharma Secured Investments III Holdings Cayman LP.

10.2††	Master Services Agreement dated as of September 12, 2007 between the Registrant and Medpace Inc.

10.3(5)*	Fourth Amendment dated January 25, 2013 to the Employment Agreement dated December 20, 2007 between the Registrant and Leland F. Wilson.

10.4(6)†	Third Amendment effective as of February 21, 2013 to the Agreement dated as of December 28, 2000 between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd).

31.1	Certification of Chief Executive Officer, dated May 8, 2013, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, dated May 8, 2013, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

†	Confidential treatment granted.

††

Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission on March 28, 1997.

(2)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(3)	Incorporated by reference to the same numbered exhibit filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 filed with the Commission on April 16, 1997.

(4)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(5)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on January 30, 2013.

(6)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2013.