Form 10-K/A
period 2012-12-31
VIVUS INC
filed 2013-06-12
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from             to

Commission File Number 001-33389

VIVUS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	94-3136179
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

1172 Castro Street Mountain View, California	94040
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (650) 934-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.001 Par Value (Title of class)	The NASDAQ Global Select Market
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

As of May 20, 2013, there were 100,723,284 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K part
None.

VIVUS, INC.

FISCAL 2012 FORM 10-K

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K, or Amendment No. 2, amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 originally filed on February 26, 2013, or the Original Filing, as amended by Form 10-K/A filed on April 30, 2013, or Amendment No. 1, by VIVUS, Inc., a Delaware corporation, or the Company. The Company is filing this Amendment No. 2 solely to update the exhibit index of the Original Filing and to file Exhibit 2.2, which was inadvertently filed as Exhibit 10.26 in the Original Filing.

Except as described above, no other changes have been made to the Original Filing or Amendment No. 1. The Original Filing and Amendment No. 1 continue to speak as of the date thereof, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing and Amendment No. 1, respectively.

In the Company’s filings with the Securities and Exchange Commission, or the Commission, information is sometimes “incorporated by reference.” This means that the Company refers you to information previously filed with the Commission that should be considered as part of the particular filing.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The financial statements, financial statement schedules and exhibits listed in the exhibit index of the Original Filing and Amendment No. 1 and the exhibits listed in the exhibit index of this Amendment No. 2 are filed with, or incorporated by reference in, this Amendment No. 2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to be signed on its behalf by the undersigned, thereunto duly authorized:

VIVUS, INC.,
a Delaware Corporation

	By:	/s/ LELAND F. WILSON
Leland F. Wilson
Chief Executive Officer
(Principal Executive Officer)

Date: June 12, 2013

VIVUS, INC.

AMENDMENT NO. 2 TO ANNUAL REPORT ON FORM 10-K FOR

THE YEAR ENDED DECEMBER 31, 2012

EXHIBIT INDEX

Exhibit Number	Description

2.2††	Asset Purchase Agreement dated October 1, 2010 between the Registrant, MEDA AB and Vivus Real Estate, LLC
31.5	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended
31.6	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

††                                  Originally filed as Exhibit 10.26 with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Commission on February 26, 2013. Schedules and similar attachments omitted pursuant to Item 601(b)(2) of Regulation S-K will be furnished to the Commission supplementally upon request. Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.