Form 10-Q
period 2013-06-30
VIVUS INC
filed 2013-08-08
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-33389

VIVUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3136179
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification number)

351 East Evelyn Avenue
Mountain View, California	94041
(Address of principal executive office)	(Zip Code)

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

At July 29, 2013, 100,853,007 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2013	December 31, 2012
	(Unaudited)	Note 1
ASSETS

Current assets:
Cash and cash equivalents	$124,713	$58,605
Available-for-sale securities	233,542	155,981
Accounts receivable, net	5,085	2,778
Inventories	34,217	25,353
Prepaid expenses and other assets	18,338	19,159
Total current assets	415,895	261,876
Property and equipment, net	3,329	1,951
Non-current assets	7,788	287
Total assets	$427,012	$264,114
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,777	$25,375
Accrued and other liabilities	16,047	14,680
Deferred revenue	2,846	1,150
Total current liabilities	35,670	41,205
Long term debt	206,220	—
Total liabilities	241,890	41,205

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 200,000 shares authorized; 100,853 and 100,659 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	101	101
Additional paid-in capital	780,281	708,921
Accumulated other comprehensive (loss) income	(26)	33
Accumulated deficit	(595,234)	(486,146)
Total stockholders’ equity	185,122	222,909
Total liabilities and stockholders’ equity	$427,012	$264,114

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue:
Net product revenue	$5,534	$—	$9,646	$—

Operating expenses:
Cost of goods sold	572	—	962	—
Inventory impairment and commitment fee	4,448	—	10,225	—
Research and development	9,232	8,873	16,278	15,007
Selling, general and administrative	42,727	15,444	87,423	28,082
Total operating expenses	56,979	24,317	114,888	43,089

Loss from operations	(51,445)	(24,317)	(105,242)	(43,089)

Interest and other income (expense):
Interest and other income (expense), net	(71)	56	(36)	74
Interest expense	(4,112)	(2)	(4,112)	(3)
Total interest and other income (expense)	(4,183)	54	(4,148)	71
Loss from continuing operations before income taxes	(55,628)	(24,263)	(109,390)	(43,018)
Provision for income taxes	(7)	(3)	(13)	(10)
Loss from continuing operations	(55,635)	(24,266)	(109,403)	(43,028)
Income from discontinued operations, net of tax	123	218	315	202
Net loss	$(55,512)	$(24,048)	$(109,088)	$(42,826)

Basic and diluted net loss per share:
Continuing operations	$(0.55)	$(0.24)	$(1.08)	$(0.45)
Discontinued operations	0.00	0.00	0.00	0.00
Net loss per share	$(0.55)	$(0.24)	$(1.08)	$(0.45)
Shares used in per share computation:
Basic and diluted	100,739	99,777	100,700	96,022

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net loss	$(55,512)	$(24,048)	$(109,088)	$(42,826)
Other comprehensive (loss) income:
Unrealized loss on securities, net of taxes	(40)	(6)	(59)	(38)
Comprehensive loss	$(55,552)	$(24,054)	$(109,147)	$(42,864)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net loss from continuing operations	$(109,403)	$(43,028)
Adjustments to reconcile net loss to net cash used for operating activities from continuing operations:
Provision for cash discounts	262	—
Depreciation	419	54
Amortization of debt issuance costs and discounts	1,659	—
Amortization of discount or premium on available-for-sale securities	998	1,968
Share-based compensation expense	11,961	6,242
Loss on disposal of property and equipment	105	—
Inventory impairment	7,525	—
Changes in assets and liabilities:
Accounts receivable	(2,569)	—
Inventories	(16,022)	(323)
Prepaid expenses and other assets	821	(6,052)
Accounts payable	(8,762)	3,306
Accrued and other liabilities	1,390	1,286
Deferred revenue	1,696	—
Net cash used for operating activities from continuing operations	(109,920)	(36,547)
Net cash used for operating activities from discontinued operations	(410)	(539)
Net cash used for operating activities	(110,330)	(37,086)

Cash flows from investing activities:
Property and equipment purchases	(1,845)	(146)
Purchases of available-for-sale securities	(209,118)	(181,810)
Proceeds from sales and maturities of available-for-sale securities	130,500	57,635
Non-current assets	(228)	—
Net cash used for investing activities	(80,691)	(124,321)

Cash flows from financing activities:
Net proceeds from debt issuances	290,247	—
Payments for capped call transactions	(34,709)	—
Net proceeds from exercise of common stock options	1,083	10,671
Proceeds from sale of common stock through employee stock purchase plan	508	122
Net proceeds from issuance of common stock	—	192,000
Net cash provided by financing activities	257,129	202,793

Net increase in cash and cash equivalents	66,108	41,386
Cash and cash equivalents:
Beginning of period	58,605	39,554
End of period	$124,713	$80,940

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Management has evaluated all events and transactions that occurred after June 30, 2013 through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period which require recognition or disclosure in these unaudited condensed consolidated financial statements, except as disclosed in Note 12. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 26, 2013 and as amended by the Form 10-K/A filed on April 30, 2013 and by the Form 10-K/A filed on June 12, 2013, with the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

Reclassifications

Certain prior year amounts in the unaudited condensed consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, the Company evaluates its estimates, including critical accounting policies or estimates related to available-for-sale securities, debt instruments, research and development expenses, income taxes, inventories, revenues, contingencies and litigation and share-based compensation. The Company bases its estimates on historical experience, information received from third-parties and on various market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions or conditions.

Fair Value of Financial Instruments

Financial instruments include cash equivalents, available-for-sale securities, accounts payable and accrued liabilities. Available-for-sale securities are carried at estimated fair value. The carrying value of cash equivalents, accounts payable and accrued liabilities approximate their estimated fair value due to the relatively short-term nature of these instruments.

Debt instruments are initially recorded at fair value, with coupon interest and amortization of debt issuance discounts recognized in the statement of operations as interest expense at each period end while such instruments are outstanding. If the Company issues shares to discharge the liability, the debt obligation is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares.

The Company’s Convertible Notes contain a conversion option which is classified as equity. The Company determined the fair value of the liability component of the debt instrument and allocated the excess amount from the initial proceeds to the conversion option. The fair value of the debt component was determined by estimating a risk adjusted interest rate, or market yield, at the time of issuance for similar notes that do not include the conversion feature, or equity component. This excess is reported as a debt discount and is amortized as non-cash interest expense, using the interest method, over the expected life of the Convertible Notes.

Issuance costs related to the equity component of the Convertible Notes were charged to additional paid-in capital. The remaining portion related to the debt component is being amortized and recorded as additional interest expense over the expected life of the Convertible Notes. In connection with the issuance of the Convertible Notes, the Company entered into capped call transactions with certain counterparties affiliated to the underwriters. The fair value of the purchased capped calls was recorded to stockholders’ equity.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and six months ended June 30, 2013, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2012, that are of significance, or potential significance to the Company.

2. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with the Financial Accounting Standards Board, or FASB’s, Accounting Standards Codification, or ASC, topic 718, Compensation—Stock Compensation, or ASC 718.

Total share-based compensation expense for all of the Company’s share-based awards is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Research and development	$944	$739	$1,879	$1,465
Selling, general and administrative	4,960	2,785	10,082	4,777
Share-based compensation expense	$5,904	$3,524	$11,961	$6,242

Total share-based compensation cost capitalized as part of the cost of inventory is $187,000 and $367,000 for the three and six months ended June 30, 2013, respectively.

3. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at June 30, 2013 and December 31, 2012 are presented in the tables that follow.

As of June 30, 2013 (in thousands):

Cash and cash equivalents and available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$124,713	$—	$—	$124,713
U.S. Treasury securities	233,568	14	(40)	233,542
Total	358,281	14	(40)	358,255
Less amounts classified as cash equivalents	(124,713)	—	—	(124,713)
Total available-for-sale securities	$233,568	$14	$(40)	$233,542

As of December 31, 2012 (in thousands):

Cash and cash equivalents and available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$58,605	$—	$—	$58,605
U.S. Treasury securities	155,948	33	—	155,981
Total	214,553	33	—	214,586
Less amounts classified as cash equivalents	(58,605)	—	—	(58,605)
Total available-for-sale securities	$155,948	$33	$—	$155,981

4. FAIR VALUE MEASUREMENTS

The Company defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The Company’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect the Company’s market assumptions. The Company classifies these inputs into the following hierarchy:

Level 1 Inputs— Quoted prices for identical instruments in active markets.

Level 2 Inputs— Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs— Unobservable inputs and little, if any, market activity for the assets.

The Company’s available-for-sale securities are measured at fair value on a recurring basis while the Company’s Convertible Notes are not measured at fair value on a recurring basis. The estimated fair values were as follows:

	Estimated Fair Value Measurements at Reporting Date Using
Types of Instruments	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Level 1	Level 2	Level 3	Total
Cash and cash equivalents and available-for-sale securities at June 30, 2013:
Cash and money market funds	$124,713	$—	$—	$124,713
U.S. Treasury securities	233,542	—	—	233,542
Total	358,255	—	—	358,255
Less amounts classified as cash equivalents	(124,713)	—	—	(124,713)
Total available-for-sale securities	$233,542	$—	$—	$233,542
Cash and cash equivalents and available-for-sale securities at December 31, 2012:
Cash and money market funds	$58,605	$—	$—	$58,605
U.S. Treasury securities	155,981	—	—	155,981
Total	214,586	—	—	214,586
Less amounts classified as cash equivalents	(58,605)	—	—	(58,605)
Total available-for-sale securities	$155,981	$—	$—	$155,981

As of June 30, 2013, the Company’s available-for-sale securities have original contractual maturity up to 18 months.  However, the Company may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may sell these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

5. INVENTORIES

Inventories consist of (in thousands):

	Balance as of
	June 30, 2013	December 31, 2012
Raw materials	$19,890	$5,139
Work in process	1,015	2,635
Finished goods	13,099	17,506
Deferred costs	213	73
Total	$34,217	$25,353

As of June 30, 2013 and December 31, 2012, the raw materials inventories consist primarily of the active pharmaceutical ingredients, or API, for the commercialization of Qsymia® (phentermine and topiramate extended-release) capsules CIV, the finished goods inventory consists of both Qsymia and STENDRATM (avanafil) primarily for commercialization, while the work in process and deferred costs inventories relate exclusively to Qsymia. The deferred costs represent the costs of Qsymia product shipped to customers, including wholesalers, certified retail pharmacies and certified mail order pharmacies, but not yet shipped to patients through prescriptions, and for which recognition of revenue has been deferred.

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation, for the three and six months ended June 30, 2013, the Company recognized a total charge of $4.4 million and $10.2 million, respectively, for inventories on hand in excess of demand, plus a purchase commitment fee.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of (in thousands):

	Balance as of
	June 30, 2013	December 31, 2012
Prepaid insurance	$3,220	$6,979
Prepaid sales and marketing expenses	6,139	5,735
Prepaid medical affairs expenses	3,965	1,782
Manufacturing capacity commitment fees	1,131	2,300
Other prepaid expenses and assets	3,883	2,363
Total	$18,338	$19,159

The amounts included in prepaid expenses and other assets consist primarily of prepaid insurance, and deposits and prepayments for future services, primarily related to prepaid product commercialization costs for services relating to future periods in support of the sales and marketing of Qsymia in the U.S., prepayments related to medical affairs activities for Qsymia and STENDRA, interest income receivable, and manufacturing capacity commitment fees. These amounts represent probable future economic benefits obtained or controlled by the Company as a result of past transactions or events, which meet the definition of an asset under FASB Concept Statement 6. As such, these costs have been deferred as prepaid expenses and other assets on the condensed consolidated balance sheet and will be either (i) charged to expense accordingly when the related prepaid services are rendered to the Company, or (ii) converted to cash when the receivables are collected by the Company.

7. NON-CURRENT ASSETS

Non-current assets consist of (in thousands):

	Balance as of
	June 30, 2013	December 31, 2012
Debt issuance costs	$6,464	$—
Other non-current assets	1,324	287
Total	$7,788	$287

The amounts included in non-current assets consist of debt issuance costs relating to the Convertible Notes and the Senior Secured Notes Due 2018, which primarily consist of investment banker, legal and other professional fees, and other assets which are not expected to be realized in the next 12 months.

8. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of (in thousands):

	Balance as of
	June 30, 2013	December 31, 2012
Accrued employee compensation and benefits	$5,655	$3,859
Accrued manufacturing costs	470	4,135
Accrued sales and marketing expenses	2,641	2,908
Accrued interest on debt (see Note 9)	2,446	—
Accrued research and clinical expenses	1,804	1,372
Other accrued liabilities	2,853	1,503
Liabilities of discontinued operations	178	903
Total	$16,047	$14,680

The amounts included in accrued and other liabilities consist of obligations for past services, primarily related to accrued manufacturing and product commercialization costs for services relating to past periods in support of the commercial launch of Qsymia in the U.S., accrued employee compensation and benefits, accrued interest on debt, and accrued research and clinical expenses.

9. LONG TERM DEBT

Convertible Senior Notes Due 2020

On May 21, 2013, the Company closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020, or the Convertible Notes. The Convertible Notes are governed by an indenture, dated as of May 21, 2013 between the Company and Deutsche Bank National Trust Company, as trustee. On May 29, 2013, the Company closed on an additional $30.0 million of Convertible Notes upon exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million.

The Convertible Notes are senior unsecured obligations of the Company and bear interest at a fixed rate of 4.50% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2013, unless earlier purchased or converted.

The Convertible Notes are convertible into approximately 16,826,000 shares of the Company’s common stock under certain circumstances prior to maturity at a conversion rate of 67.3038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $14.858 per share, subject to adjustment under certain conditions. The Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2019 only under certain conditions. On or after November 1, 2019, holders may convert all or any portion of their Convertible Notes at their option at the conversion rate then in effect at any time, regardless of these conditions. Subject to certain limitations, the Company will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The conversion rate of the Convertible Notes, and the corresponding conversion price, will be subject to adjustment for certain events, but will not be adjusted for accrued interest. In addition, following certain corporate transactions that occur on or prior to the maturity date for the Convertible Notes, the Company will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate transaction. The Convertible Notes were issued to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act. Neither the Convertible Notes nor any shares of VIVUS’s common stock issuable upon conversion of the Convertible Notes have been or are expected to be registered under the Securities Act or under any state securities laws.

The Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components. The Company analyzed the conversion feature to determine if it was required to be bifurcated and treated as a derivative liability and determined that it did not. Rather, the Company is required to separately account for the liability and equity components of the convertible debt instrument. The Company determined the fair value of the liability component by estimating a risk adjusted interest rate, or market yield, at the time of issuance for similar notes that do not include the equity component. To arrive at the appropriate risk adjusted rate, or market yield, for the Convertible Notes, the Company performed (i) a synthetic credit rating analysis estimating the issuer level credit rating of the Company using a regression model; (ii) research on appropriate market yields using option adjusted spread indications for similar credit ratings, and (iii) considered the market yield implied for the Convertible Notes from a binomial lattice model. The risk adjusted interest rate was used to compute the initial fair value of the liability component of $154.7 million. The excess of the proceeds received from the Convertible Notes over the amount allocated to the liability component, of $95.3 million, is allocated to the equity component and recorded to additional paid-in capital. This excess is reported as a debt discount and is amortized as non-cash interest expense, using the interest method, over the expected life of the Convertible Notes. The conversion option will not be subsequently remeasured as long as it continues to meet conditions for equity classification.

In connection with the issuance of the Convertible Notes, the Company incurred $8.2 million of issuance costs, which primarily consisted of investment banker, legal and other professional fees. The portion of the costs related to the equity component of $3.1 million was charged to additional paid-in capital. The remaining portion related to the debt component of $5.1 million was recorded as a deferred charge and included in non-current assets, and is being amortized and recorded as additional interest expense over the expected life of the Convertible Notes.

The combined effective interest rate on the liability component was 15.2%. Total interest expense of $2.5 million was recognized during the three and six month periods ended June 30, 2013, which includes $1.5 million of amortization of the debt discount. The remaining expected life of the Convertible Notes at June 30, 2013 is 5.4 years. As of June 30, 2013, the Convertible Notes were not convertible and the if-converted value did not exceed their principal amount.

In connection with the issuance of the Convertible Notes, the Company entered into capped call transactions with certain counterparties affiliated to the underwriters. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the Convertible Notes. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of our common stock underlying the Convertible Notes, with a strike price equal to the conversion price of the notes and with a cap price equal to $20 per share. The fair value of the purchased capped calls of $34.7 million was recorded to stockholders’ equity.

Senior Secured Notes Due 2018

On March 25, 2013, the Company entered into the Purchase and Sale Agreement between the Company and BioPharma Secured Investments III Holdings Cayman LP, a Cayman Islands exempted limited partnership, or BioPharma, providing for the purchase of a debt-like instrument, or the Senior Secured Notes. Under the Agreement, the Company received $50 million, less $500,000 in funding and facility payments, at the initial closing on April 9, 2013. The Company may also elect prior to December 31, 2013, subject to certain terms and conditions, to receive an additional $60 million, less $600,000 in a funding payment, at the secondary closing no earlier than April 30, 2013 and no later than January 15, 2014. The Company is responsible for all reasonable and documented out-of-pocket legal costs and fees incurred by BioPharma related to the Agreement, subject to a cap of $300,000.

Net proceeds from the initial financing were approximately $48.4 million. The Company is obligated to make scheduled quarterly payments. The first payment is scheduled to be made in the second quarter of 2014 and the final payment is scheduled to be made in the second quarter of 2018. The scheduled quarterly payments are subject to the net sales of (i) Qsymia® (and any derivative or improvement thereof, including Qsiva™ as it relates to the European Union), or the Product, and (ii) any other obesity agent developed or marketed by the Company or its affiliates or licensees. The scheduled quarterly payments, other than the payment(s) scheduled to be made in the second quarter of 2018, are capped at the lower of the scheduled payment amounts or 25% of the net sales of (i) and (ii) above. Accordingly, if 25% of the net sales is less than the scheduled quarterly payment, then 25% of the net sales is due for that quarter, with the exception of the payment(s) scheduled to be made in the second quarter of 2018, when any unpaid scheduled quarterly payments plus any accrued and unpaid make-whole premiums must be paid. Any quarterly payment less than the scheduled quarterly payment amount will be subject to a make-whole premium equal to the applicable scheduled quarterly payment of the preceding quarter less the actual payment made to BioPharma for the preceding quarter multiplied by 1.03. Regardless, the Company may pay scheduled quarterly payments out of any available funds notwithstanding Product net sales. The Company also has the option to prepay all scheduled quarterly payments as specified in the Agreement. Assuming all scheduled quarterly payments are made timely and in full, the annual implied effective interest rate is 13.38% per annum. The imputed interest for the Senior Secured Notes was $1.5 million during the three and six month periods ended June 30, 2013.

To secure its obligations in connection with the Agreement, the Company granted BioPharma a security interest to (i) the purchased receivables which are defined in the Agreement as the scheduled quarterly payments, any underpayments of such payments based on an audit of the Company’s records and any interest due on the foregoing amounts, and (ii) the Company’s patents, trademarks, copyrights and regulatory filings related to the Product, or the Additional Collateral.

In connection with the issuance of the Senior Secured Notes, the Company incurred $1.6 million of issuance costs, which primarily consisted of funding and facility fees, legal and other professional fees. These costs are being amortized and recorded as additional interest expense using the interest method through 2018.

The following table summarizes information on the debt (in thousands) as of:

June 30, 2013
Convertible Senior Notes due 2020:
Fair value of the liability component	$154,738
Accumulated accretion of discount	1,482
Net carrying value	$156,220
Senior Secured Notes due 2018:
Carrying value	$50,000
Total Notes:
Fair value of the liability component	$204,738
Accumulated accretion of discount	1,482
Net carrying amount	$206,220

10. NET INCOME (LOSS) PER SHARE

The Company computes basic net income (loss) per share applicable to common stockholders based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options or upon a net share settlement of the Company’s Convertible Notes. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the price exceeds the average market price over the period have an anti-dilutive effect on net income per share and, accordingly, are excluded from the calculation. As discussed in Note 9, the triggering conversion conditions that allow holders of the Convertible Notes to convert have not been met. If such conditions are met and the note holders opt to convert, the Company may choose to pay in cash, common stock, or a combination thereof; however, if this occurs, the Company has the intent and ability to net share settle this debt security; thus the Company uses the treasury stock method for earnings per share purposes. Due to the effect of the capped call instrument purchased in relation to the Convertible Notes, there would be no net shares issued until the market value of the Company’s stock exceeds $20 per share, and thus no impact on diluted net income per share. Further, when there is a net loss, potentially dilutive common equivalent shares are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

As the Company recognized a net loss for the three and six months ended June 30, 2013 and June 30, 2012, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three months ended June 30, 2013 and June 30, 2012, 6,122,000 and 4,291,000 options outstanding, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive. For the six months ended June 30, 2013 and June 30, 2012, 5,789,000 and 4,039,000 options outstanding, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

11. LEGAL MATTERS

Securities Related Class Action Lawsuits

The Company and two of its officers were defendants in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. 4:10-CV-04957-PJH, in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleged violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company’s clinical trials and NDA for Qsymia as a treatment for obesity. The Court granted defendants’ motions to dismiss both plaintiff’s Amended Class Action Complaint and Second Amended Class Action Complaint; by order dated September 27, 2012, the latter dismissal was with prejudice and final judgment was entered for defendants the same day. On October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Briefing of the appeal is complete, and the parties are awaiting word on whether the Court of Appeals wishes to entertain oral argument.

Additionally, certain of the Company’s officers and directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH, pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in the Kovtun action. The same individuals are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. The Company is named as a nominal defendant in these actions, neither of which seeks any recovery from the Company. The parties have agreed to stay the derivative lawsuits pending the outcome of the appeal of the securities class action.

The Company and its directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

On July 12, 2013, various current and former officers and directors of the Company were named as defendants in a separate shareholder derivative lawsuit filed in the California Superior Court, Santa Clara County and captioned Ira J. Gaines IRA, et al. v. Leland F. Wilson, et al., Case No.1-13-CV-249436.  The lawsuit generally alleges breaches of the fiduciary duty of care in connection with the launch of Qsymia, breaches of the duty of loyalty and insider trading by some defendants for selling Company stock while purportedly being aware that the Qsymia launch would be less successful than predicted and corporate waste. Again, the Company is named as a nominal defendant, and no recovery from the Company is sought. As with the other shareholder litigation, the Company does have certain indemnification obligations to the named defendants, including to advance defense costs to the individuals. The Company also maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the proceedings, subject to the policies’ terms and conditions. The individual defendants deny the material allegations and have indicated an intention to defend them vigorously.

Proxy Related Lawsuit

On July 16, 2013, First Manhattan Co., or First Manhattan, the owner of approximately 9.9% of the outstanding shares of common stock of the Company, commenced an action in the Court of Chancery of the State of Delaware, naming the then-serving members of the board of directors of the Company as defendants and the Company as a nominal defendant. The action was captioned First Manhattan Co. v. Leland F. Wilson, et al., C.A. No. 8731-VCL. In its verified complaint, First Manhattan alleged that the Company’s directors breached their fiduciary duties in connection with the board’s decision to adjourn the annual stockholders meeting from July 15, 2013 until July 18, 2013. The verified complaint sought declaratory and injunctive relief, including enjoining the defendants from soliciting proxies, directing the inspector of elections to certify the election of directors based on votes that were present and prepared to be voted on July 15, 2013 before the annual stockholders meeting was adjourned, and prohibiting defendants from taking any actions as directors of the Company. The verified complaint did not seek damages from the Company or the defendant board members. The parties entered into a settlement agreement on July 18, 2013, and the action was dismissed with prejudice on July 19, 2013. As part of the settlement agreement with First Manhattan, the Company agreed to pay the reasonable and documented expenses incurred by First Manhattan in connection with its proxy contest, which First Manhattan has advised the Company are approximately $3.5 million.

12. SUBSEQUENT EVENTS

Commercial Supply Agreement

On July 31, 2013, the Company entered into a commercial supply agreement, or the Commercial Supply Agreement, with Sanofi Chimie, a wholly owned subsidiary of Sanofi. Under the terms of the Commercial Supply Agreement, Sanofi Chimie will manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe and Latin America. Each year, the Company must purchase a minimum quantity of API from Sanofi Chimie.

The Supply Agreement has an initial five year term commencing on January 1, 2014 and will auto-renew for additional two year periods unless either party makes a timely election not to renew. Either party may terminate the Supply Agreement for the other party’s uncured material breach or bankruptcy or in the event of a persistent force majeure event.

License and Commercialization Agreement

On July 5, 2013, the Company entered into a license and commercialization agreement, or the License Agreement, and a commercial supply agreement, or the Supply Agreement, with the Menarini Group through its subsidiary Berlin-Chemie AG, or Menarini.

Under the terms of the License Agreement, Menarini received an exclusive license to commercialize and promote the Company’s drug SPEDRA™ (avanafil) for the treatment of erectile dysfunction in over 40 European countries, plus Australia and New Zealand. Additionally, the Company has agreed to transfer to Menarini ownership of the European Union marketing authorization for SPEDRA for the treatment of erectile dysfunction, which was granted by the European Commission in June 2013. Each party agreed not to develop, commercialize, or in-license any other product that operates as a phosphodiesterase type-5 inhibitor for the treatment of erectile dysfunction for a limited time period, subject to certain exceptions.

Per the terms of the License Agreement, the Company will receive upfront payments and various approval and sales milestones, plus royalties on SPEDRA sales. Within the first year, the Company expects to receive approximately €39 million including upfront payments totaling €16 million. Menarini will also reimburse the Company for payments made to cover various obligations to Mitsubishi Tanabe Pharma Corporation, or MTPC, during the term of the License Agreement. The License Agreement will terminate on a country-by-country basis in the relevant territories upon the latest to occur of the following: the expiration of the last-to-expire valid Company patent covering SPEDRA; the expiration of data protection covering SPEDRA; or ten (10) years after the SPEDRA product launch. In addition, Menarini may terminate the License Agreement if certain additional regulatory obligations are imposed on SPEDRA, including if Menarini challenges the Company’s patents covering SPEDRA or if Menarini commits certain legal violations. Either party may terminate the License Agreement for the other party’s uncured material breach or bankruptcy.

Under the terms of the Supply Agreement, the Company will supply Menarini with STENDRA drug product until December 31, 2018 at the latest. Menarini also has the right to manufacture STENDRA independently, provided that it continues to satisfy certain minimum purchase obligations to the Company. Following the expiration of the Supply Agreement, Menarini will be responsible for its own supply of STENDRA. Either party may terminate the Supply Agreement for the other party’s uncured material breach or bankruptcy, or upon the termination of the License Agreement.

Settlement Agreement

On July 18, 2013, the Company entered into a Settlement Agreement with First Manhattan terminating the pending proxy contest with respect to the election of the Company’s board of directors, or the Board, at the Company’s 2013 annual meeting of stockholders, or the Annual Meeting.

Pursuant to the Settlement Agreement, the Company, among other things, reconstituted the Board with the following individuals: Michael James Astrue, J. Martin Carroll, Samuel F. Colin, M.D., Alexander J. Denner, Ph.D., Johannes J.P. Kastelein, Mark B. Logan, David York Norton, Jorge Plutzky, M.D., Herman Rosenman and Robert N. Wilson. In connection therewith, Charles J. Casamento, Ernest Mario, Ph.D., Linda M. Dairiki Shortliffe, M.D., Peter Y. Tam, and Leland F. Wilson resigned as directors of the Company.

Also in connection with the Settlement Agreement, Leland Wilson resigned as Chief Executive Officer of the Company. On July 22, 2013, the reconstituted Board appointed Anthony P. Zook to serve as Chief Executive Officer. On July 25, 2013, Mr. Zook was also appointed to the Board as the eleventh member of the reconstituted Board.

In connection with the Settlement Agreement, the Board has authorized the reimbursement of approximately $3.5 million to First Manhattan of expenses incurred by First Manhattan in connection with its proxy solicitation.

New Chief Executive Officer

On July 25, 2013, the Company’s Compensation Committee granted Mr. Zook a stock option to purchase 1,000,000 shares of the Company’s common stock, of which one-third of the shares subject to the option shall vest on the first anniversary of the date of grant, and 1/36th of the total number of shares subject to the option shall vest each month thereafter, subject to Mr. Zook’s continued services to the Company on such dates. The stock option has an exercise price of $13.70 per share and a seven year term from the date of grant.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward looking words or phrases such as “may,” “believe,” “expect,” “forecast,” “intend,” “anticipate,” “predict,” “should,” “planned,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our limited commercial experience with Qsymia® in the United States, or U.S.; (2) the timing of initiation and completion of the clinical studies required as part of the approval of Qsymia by the U.S. Food and Drug Administration, or FDA; (3) the response from the FDA to the data that VIVUS will submit relating to post-approval clinical studies; (4) the impact of the indicated uses and contraindications contained in the Qsymia label and the Risk Evaluation and Mitigation Strategy, or REMS, requirements; (5) our ability to continue to certify and add to the Qsymia retail pharmacy network and sell Qsymia through this network; (6) whether the Qsymia retail pharmacy network will simplify and reduce the prescribing burden for physicians, improve access and reduce waiting times for patients seeking to initiate therapy with Qsymia; (7) that we may be required to provide further analysis of previously submitted clinical trial data; (8) the negative opinion of the European Medicines Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, for the Marketing Authorization Application, or MAA, for Qsymia; (9) our ability to successfully seek approval for Qsymia in other territories outside the U.S. and European Union, or EU, (10) whether healthcare providers, payors and public policy makers will recognize the significance of the American Medical Association, or AMA, officially recognizing obesity as a disease, or the new American Association of Clinical Endocrinologists, or AACE, guidelines; (11) our ability to successfully commercialize Qsymia including risks and uncertainties related to expansion to retail distribution, the broadening of payor reimbursement, the expansion of Qsymia’s primary care presence, and the outcomes of our discussions with pharmaceutical companies and our strategic and franchise-specific pathways for Qsymia; (12) our ability to focus our promotional efforts on health care providers and on patient education that, along with increased access to Qsymia and ongoing improvements in reimbursement, will result in the accelerated adoption of Qsymia; (13) our ability to eliminate expenses that are not essential to expanding the use of Qsymia; (14) our ability to ensure that the entire supply chain for Qsymia efficiently and consistently delivers Qsymia to our customers; (15) our ability to successfully complete our STENDRA™ partnering discussions on acceptable terms and on a timely basis; (16) risks and uncertainties related to the launch and commercialization of SPEDRA in the EU, plus Australia and New Zealand, by Menarini Group through its subsidiary Berlin-Chemie AG, or Menarini; (17) the timing of the qualification and subsequent approval by regulatory authorities of Sanofi Chimie as a qualified supplier of STENDRA/SPEDRA™ and Sanofi Chimie’s ability to undertake worldwide manufacturing of the avanafil active pharmaceutical ingredient, or API; (18) whether the FDA and/or EMA will approve the amendments we intend to submit to include the recently announced study results showing avanafil (STENDRA/SPEDRA) is effective for sexual activity within 15 minutes in men with ED; (19) the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand; (20) our history of losses and variable quarterly results; (21) substantial competition; (22) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (23) uncertainties of government or third-party payor reimbursement; (24) our reliance on sole source suppliers; (25) our reliance on third parties and our collaborative partners; (26) our failure to continue to develop innovative investigational drug candidates and drugs; (27) risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations; (28) our ability to demonstrate through clinical testing the safety and effectiveness of our investigational drug candidates; (29) the timing of initiation and completion of clinical trials and submissions to foreign authorities; (30) the results of post-marketing studies are not favorable; (31) compliance with post-marketing regulatory standards is not maintained; (32) the volatility and liquidity of the financial markets; (33) our liquidity and capital resources; (34) our expected future revenues, operations and expenditures (35) potential change in our business strategy to enhance long term stockholder value; and (36) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, or the Commission, including those set forth in this filing as “Item 1A. Risk Factors.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

OVERVIEW

VIVUS is a pharmaceutical company with two FDA approved therapies, Qsymia and STENDRA. Our drug, Qsymia (phentermine and topiramate extended-release) was approved by the FDA on July 17, 2012, as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adult patients with an initial body mass index (BMI) of 30 or greater (obese), or 27 or greater (overweight) in the presence of at least one weight-related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol (dyslipidemia). Qsymia incorporates a proprietary formulation combining low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. On September 17, 2012, we announced the U.S. market availability of Qsymia through a certified home delivery network, which includes CVS Pharmacy, Express Scripts, Walgreens, Wal-Mart Pharmacy, and, for its members only, Kaiser Permanente. On July 1, 2013, we announced initial availability of Qsymia through approximately 8,000 Walgreens, Costco and Duane Reade retail pharmacies nationwide. As of the date of this report, the number of retail pharmacies through which Qsymia is available is approaching 10,000 nationwide. We intend to continue to certify and add new pharmacies to the Qsymia retail pharmacy network, including national and regional chains as well as independent pharmacies, in the second half of 2013. In addition, Qsymia continues to be available through a certified home delivery pharmacy network for patients who prefer to receive Qsymia by mail.

As part of the approval of Qsymia, we are committed to conducting post-marketing studies. We intend to conduct a study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, studies to assess the safety and efficacy of Qsymia for weight management in obese pediatric and adolescent subjects, studies to assess drug utilization and pregnancy exposure and a study to assess renal function, as well as animal and in vitro studies. We anticipate beginning certain of these studies in late 2013.

In October 2012, we received the formal opinion from the European Medicines Agency’s Committee for Medicinal Products for Human Use, or CHMP, recommending against approval of the Marketing Authorization Application, or MAA, for Qsiva (the approved tradename for Qsymia in the EU) in the EU due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We appealed this opinion and requested a re-examination of the decision by the CHMP. After re-examination, on February 21, 2013, the CHMP affirmed their earlier opinion. We are currently exploring options to seek centralized approval of Qsiva in the EU. We also intend to seek approval for Qsymia in other territories outside the United States and EU. We intend to commercialize Qsymia in territories where we obtain approval through collaboration agreements with third-parties.

Our drug, STENDRA, or avanafil, was approved by the FDA on April 27, 2012, for the treatment of erectile dysfunction, or ED, in the United States. As part of the approval of STENDRA, we are committed to conducting post-marketing studies. On June 26, 2013, the European Commission, or EC, adopted the implementing decision granting marketing authorization for SPEDRA™ (the approved tradename for avanafil in the EU) for the treatment of ED in the EU. On July 5, 2013, we entered into an agreement with Menarini to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, plus Australia and New Zealand. Avanafil is an oral PDE5 inhibitor that we have licensed from MTPC. We are currently in discussions with potential collaboration partners to market and sell STENDRA in the United States.

Foreign regulatory approvals, including approval to market Qsiva in the EU, may not be obtained on a timely basis, or at all, and the failure to receive regulatory approvals in a foreign country would prevent us from marketing our products in that market, which could have a material adverse effect on our business, financial condition and results of operations.

Recent Developments

Commercial Supply Agreement

On July 31, 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe and Latin America. We had entered into a technology transfer agreement earlier in the year with Sanofi Chimie and have been actively working on the transfer of the avanafil API manufacturing process since that time. Pending the completion of the transfer, we intend to submit an amendment to the NDA for avanafil to the FDA and to the MAA for avanafil to the EMA to include Sanofi Chimie as a qualified supplier of the avanafil API. The qualification and subsequent review for approval by regulatory authorities is expected to be completed no later than June 30, 2015. MTPC will continue to supply avanafil tablets until Sanofi Chimie is approved as a manufacturer by the regulatory authorities.

Settlement Agreement

On July 18, 2013, we entered into a Settlement Agreement with First Manhattan terminating the pending proxy contest with respect to the election of our board of directors, or the Board, at our 2013 annual meeting of stockholders, or the Annual Meeting.

Pursuant to the Settlement Agreement, we, among other things, reconstituted the Board with the following individuals: Michael James Astrue, J. Martin Carroll, Samuel F. Colin, M.D., Alexander J. Denner, Ph.D., Johannes J.P. Kastelein, Mark B. Logan, David York Norton, Jorge Plutzky, M.D., Herman Rosenman and Robert N. Wilson. In connection therewith, Charles J. Casamento, Ernest Mario, Ph.D., Linda M. Dairiki Shortliffe, M.D., Peter Y. Tam and Leland F. Wilson resigned as directors of the Company. Also in connection with the Settlement Agreement, Leland Wilson resigned as Chief Executive Officer.

On July 22, 2013, the reconstituted Board appointed Anthony P. Zook to serve as Chief Executive Officer. On July 25, 2013, Mr. Zook was also appointed to the Board as the eleventh member of the reconstituted Board.

Mr. Zook and our Board are engaging in a review of the Company’s business strategy to enhance long-term stockholder value. This review process may lead to a reevaluation of, or changes to, our current plans.

License and Commercialization Agreement and Supply Agreement

As aforementioned, on July 5, 2013, we entered into a License and Commercialization Agreement and a Supply Agreement with Menarini to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, plus Australia and New Zealand. Under the agreement, we will receive an upfront payment and various approval and sales milestones plus royalties on SPEDRA sales. Within the first year, we expect to receive approximately €39 million, including upfront payments totaling €16 million. Under the agreement, Menarini will also reimburse us for payments made to cover various obligations to MTPC during the term of the agreement. We are eligible to receive up to €79 million in milestones and other payments over the life of the agreement in addition to royalties. The agreement will continue on a country-by-country basis in 40 European countries, plus Australia and New Zealand, until the latest of: expiration of the last-to-expire valid VIVUS patent covering SPEDRA; data protection covering SPEDRA; or ten (10) years after the SPEDRA product launch. VIVUS and Menarini also entered into a supply agreement whereby VIVUS will supply Menarini with commercial product.

Avanafil Study Results

On June 19, 2013, we announced study results showing avanafil is effective for sexual activity within 15 minutes in men with ED. In the study, STENDRA patients achieved statistically significant improvement over placebo, in the mean proportion of attempts that resulted in erections sufficient for successful intercourse, as early as 10 minutes for the 200 mg dose and 12 minutes for the 100 mg dose after being taken. We intend to submit the data from this successful placebo-controlled study to regulatory authorities to support a request to the FDA and EMA to amend the STENDRA and SPEDRA labels, respectively, to include a 15-minute efficacy claim. We also intend to submit the results to peer review journals and medical societal meetings for presentations.

Convertible Note Offering

On May 21, 2013, we closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020, or the Convertible Notes. The Convertible Notes are governed by an indenture, dated as of May 21, 2013 between us and Deutsche Bank National Trust Company, as trustee. On May 29, 2013, we closed on an additional $30.0 million of Convertible Notes upon the exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are senior unsecured obligations of the Company and bear interest at a fixed rate of 4.50% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2013, unless earlier purchased or converted.

Strategy

Our goal is to build a successful pharmaceutical company through the commercialization and development of innovative proprietary drugs. We intend to achieve this by:

•                  expanding the use of Qsymia through targeted patient and physician education;

•                  finding the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience;

•                  creating a pathway for centralized approval of Qsiva in Europe;

•                  eliminating expenses that are not essential to expanding the use of Qsymia;

•                  successfully expanding the certified retail pharmacy distribution channel for Qsymia in the United States;

•                  continuing to lower out-of-pocket costs for patients with discount programs, increased third-party payor coverage and changes in public policy;

•                  establishing medical obesity treatment as a widely accepted, chronic category supported by treatment guidelines; and

•                  entering into and supporting a collaboration agreement for the commercialization of STENDRA for the treatment of ED in the U.S.

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

Fair Value of Financial Instruments

Financial instruments include cash equivalents, available-for-sale securities, accounts payable and accrued liabilities. Available-for-sale securities are carried at estimated fair value. The carrying value of cash equivalents, accounts payable and accrued liabilities approximate their estimated fair value due to the relatively short nature of these instruments. All of our cash equivalents and available-for-sale securities, totaling $358.3 million at June 30, 2013, have been classified as Level 1 assets.

In May 2013, we closed on an offering totaling $250.0 million in Convertible Notes. The fair value of the liability component of the Convertible Notes, excluding the conversion feature, was derived using a binomial lattice model, or Level 3 inputs. To arrive at the appropriate risk adjusted rate, or market yield, for the Convertible Notes, we performed (i) a synthetic credit rating analysis estimating the issuer level credit rating of the Company using a regression model; (ii) research on appropriate market yields using option adjusted spread indications for similar credit ratings, and (iii) considered the market yield implied for the Convertible Notes from a binomial lattice model. Using these inputs, the initial fair value of the liability component of the Convertible Notes was estimated at $154.7 million. The Convertible Notes are described further below and in Note 9 to the unaudited condensed consolidated financial statements contained in this Form 10-Q.

Debt instruments are initially recorded at fair value, with coupon interest and amortization of debt issuance discounts recognized in the statement of operations as interest expense at each period end while such instruments are outstanding. If we issue shares to discharge the liability, the debt obligation is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares.

Our Convertible Notes contain a conversion option which is classified as equity. The fair value of the liability component of the debt instrument was deducted from the initial proceeds to determine the proceeds to be allocated to the conversion option. The excess of the proceeds received from the Convertible Notes over the initial amount allocated to the liability component, is allocated to the equity component. This excess is reported as a debt discount and subsequently amortized as non-cash interest expense, using the interest method, over the expected life of the Convertible Notes.

Issuance costs related to the equity component of the Convertible Notes were charged to additional paid-in capital. The remaining portion related to the debt component has been capitalized as a deferred charge and included in non-current assets in the unaudited condensed consolidated balance sheets, and is being amortized and recorded as additional interest expense over the expected life of the Convertible Notes. In connection with the issuance of the Convertible Notes, we entered into capped call transactions with certain counterparties affiliated to the underwriters. The fair value of the purchased capped calls was recorded to stockholders’ equity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2012 provides a more complete discussion of our critical accounting policies and estimates.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter and six months ended June 30, 2013, as compared to the recent accounting pronouncements described in our Form 10-K for the year ended December 31, 2012, that are of significance, or potential significance to the Company.

RESULTS OF OPERATIONS

For the quarter ended June 30, 2013, we reported a net loss of $55.5 million, or $0.55 net loss per share, as compared to a net loss of $24.0 million, or $0.24 net loss per share during the same period in 2012. The increased net loss in the quarter ended June 30, 2013, as compared to the quarter ended June 30, 2012, is primarily attributable to increased selling, general and administrative expenses related to commercialization activities for Qsymia. Included in the net loss for the quarter ended June 30, 2013 were $2.8 million related to the proxy contest in connection with our Annual Meeting that was settled on July 18, 2013 and a total charge of $4.4 million in inventories on hand in excess of demand, plus a purchase commitment fee due to the manufacturer of Qsymia.

We may have continued losses in future periods, depending on our success in commercializing Qsymia and STENDRA, the timing of our research and development expenditures, and our continued investment in the clinical development of our current research and investigational drug candidates, to bring those potential drugs to market.

Continuing operations

Net product revenue

Net product revenue was $5.5 million and $9.6 million for the three and six months ended June 30, 2013, respectively. As Qsymia was not approved until July 2012, we had no net product revenue from continuing operations for the three and six months ended June 30, 2012. In September 2012, we began distributing Qsymia to the certified home delivery pharmacies in our network. During the three and six months ended June 30, 2013, we recognized revenue for Qsymia based upon prescription sell-through by our certified home delivery pharmacy services networks to patients as we did not have sufficient historical information to reliably estimate returns.

At June 30, 2013, we have deferred revenue of $2.8 million, which represents Qsymia product shipped to our certified home delivery pharmacy services networks, wholesalers and certified retail pharmacies in preparation for the retail launch of Qsymia, but not yet shipped to patients through prescriptions, net of prompt payment discounts.

On July 1, 2013, we announced initial availability of Qsymia through approximately 8,000 Walgreens, Costco and Duane Reade retail pharmacies nationwide. As of the date of this report, the number of retail pharmacies through which Qsymia is available is approaching 10,000 nationwide. We intend to continue to certify and add new pharmacies to the Qsymia retail pharmacy network, including national and regional chains as well as independent pharmacies, in the second half of 2013. In addition, Qsymia continues to be available through a certified home delivery pharmacy network for patients who prefer to receive Qsymia by mail.

We expect Qsymia product revenue and prescriptions shipped to patients to increase in the second half of 2013 as we continue the commercialization of Qsymia and the expansion into certified retail pharmacies.

Cost of goods sold

Cost of goods sold was $572,000 and $962,000 for the three and six months ended June 30, 2013, respectively, and relates to our product shipments of Qsymia to patients and includes the inventory costs of APIs, third-party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. The cost of goods sold associated with deferred revenue on Qsymia product shipments is recorded as deferred costs, which are included in inventories in the unaudited condensed consolidated balance sheets, until such time as the deferred revenue is recognized.

Inventory impairment and commitment fee

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method.  We periodically evaluate the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation, for the three and six months ended June 30, 2013, we recognized a total charge of $4.4 million and $10.2 million, respectively, for inventories on hand in excess of demand, plus a purchase commitment fee. We will continue to evaluate our inventories on a periodic basis and we may incur additional inventory write-downs in future periods if actual events differ materially from our current assumptions.

Research and development expenses

	Three Months Ended June 30,			Six Months Ended June 30,
Drug Indication/Description	2013	2012	2013 vs. 2012 Increase/ (Decrease)	2013	2012	2013 vs. 2012 Increase/ (Decrease)
	(In thousands, except percentages)
Qsymia for obesity	$2,605	$2,791	(7)%	$3,210	$5,493	(42)%
STENDRA for ED	3,289	3,192	3%	6,227	3,831	63%
Other projects	109	428	(75)%	295	834	(65)%
Share-based compensation	944	739	28%	1,879	1,465	28%
Overhead costs*	2,285	1,723	33%	4,667	3,384	38%
Total research and development expenses	$9,232	$8,873	4%	$16,278	$15,007	8%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The increase in research and development expenses for both the three and six months ended June 30, 2013, as compared to the same periods in 2012, is primarily due to start-up and enrollment costs associated with the post-approval studies for STENDRA, including a corresponding increase in headcount to support these projects.

We anticipate that our research and development expenses for the remainder of 2013 will increase as compared to 2012 as we continue the planning phase of a post-approval cardiovascular outcomes study for Qsymia, known as AQCLAIM. We estimate the study will cost between $150 and $250 million and the study could take as long as five to six years to complete. We are currently reviewing the proposed design of the study to determine the most cost efficient study design that meets the objective of the study, as required by the FDA. There are likely to be additional research and development expenses for other post-approval studies related to STENDRA and Qsymia, and for our investigational drug candidates under development. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies.

Selling, general and administrative expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	2013 vs. 2012 Increase	2013	2012	2013 vs. 2012 Increase
	(In thousands, except percentages)
Selling and marketing	$21,232	$6,066	250%	$49,845	$11,715	325%
General and administrative	21,495	9,378	129%	37,578	16,367	130%
Total selling, general and administrative expenses	$42,727	$15,444	177%	$87,423	$28,082	211%

The increase in selling, general and administrative expenses for the three months ended June 30, 2013 is primarily due to increased selling and marketing spending for Qsymia commercialization activities of $15.2 million, including expenses related to the contract sales organization, marketing programs and additional headcount, as compared to the quarter ended June 30, 2012. General administrative spending increased by $12.1 million for the three months ended June 30, 2013 due to increased medical affairs-related expenses of $3.2 million primarily related to Continuing Medical Education, or CME, grants, REMS program and additional headcount; incremental increases in other corporate expenses totaling $6.7 million, primarily proxy contest expense of $2.8 million, product liability insurance, and professional fees; and increased share-based compensation expense (a non-cash expense) of $2.2 million, as compared to the quarter ended June 30, 2012.

The increase in selling, general and administrative expenses for the six months ended June 30, 2013 is again primarily due to increased selling and marketing spending for Qsymia commercialization activities of $38.1 million, including expenses related to the contract sales organization, marketing programs and additional headcount, as compared to the six months ended June 30, 2012. General administrative spending increased by $21.2 million for the six months ended June 30, 2013 due to increased medical affairs-related expenses of $5.4 million primarily related to CME grants, REMS program and additional headcount; incremental increases in other corporate expenses totaling $10.5 million, including proxy contest expense of $3.5 million, product liability insurance, and professional fees; and increased share-based compensation expense (a non-cash expense) of $5.3 million, as compared to the six months ended June 30, 2012.  Regarding the proxy contest, we expect to incur additional charges for the activity occurring in July 2013, including approximately $3.5 million incurred by First Manhattan Co. as part of the settlement agreement.

Interest expense

Interest expense was $4.1 million in both the three and six months ended June 30, 2013, primarily due to interest expense and amortization of issuance costs and discounts from our Convertible Notes and Senior Secured Notes (as defined below) and the amortization of the debt discount on the Convertible Notes.

Income from discontinued operations

Income from discontinued operations of $123,000 and $315,000 in the three and six months ended June 30, 2013, respectively, relates primarily to adjustments to our sales reserves for accrued product returns related to the MUSE product, which was disposed of in November 2010. The net income from discontinued operations in the three months and six ended June 30, 2012 was $218,000 and $202,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Continuing Operations

Cash. Cash, cash equivalents and available-for-sale securities (cash) totaled $358.3 million at June 30, 2013, as compared to $214.6 million at December 31, 2012. The increase of $143.7 million is primarily due to cash provided by financing activities. In April 2013, we received a net amount of $48.4 million through the sale of a debt-like instrument to BioPharma, or the Senior Secured Notes. On May 21, 2013, we closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020. On May 29, 2013, we closed on an additional $30.0 million of Convertible Notes upon the exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million.

Since inception, we have financed operations primarily from the issuance of equity, debt and debt-like securities. Through June 30, 2013, we have raised approximately $720.0 million from financing activities, received $150 million from the sale of Evamist, and had an accumulated deficit of $595.2 million at June 30, 2013.

At June 30, 2013, we had $124.7 million in cash and cash equivalents and $233.5 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities, primarily U.S. Treasury securities and debt securities of U.S. government agencies, in accordance with our investment policy. At June 30, 2013, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds that invest only in U.S. Treasury securities. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Liabilities.  Total liabilities were $241.9 million at June 30, 2013, which is $200.7 million higher than at December 31, 2012, primarily due to the issuances of our Convertible Notes and Senior Secured Notes.

Operating Activities.  Our operating activities used $110.3 million and $37.1 million in cash during the six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013, our net operating loss from continuing operations of $109.4 million was offset by $12.0 million in non-cash share-based compensation expense due to increased headcount and $7.5 million due to the inventory impairment charge for Qsymia. Additional cash used in operating activities resulted from changes in assets and liabilities during the period, including a net $16.0 million increase in inventories, primarily for Qsymia, and a decrease in accounts payable of $8.8 million during the first half of 2013 due to the timing of vendor payments.

During the six months ended June 30, 2012, our net operating loss from continuing operations of $43.0 million was offset by $6.2 million in non-cash share-based compensation expense and a $3.3 million increase in accounts payable. These positive cash flows to our net operating loss were in turn offset by a $6.1 million increase in prepaid expenses and other assets.

Investing Activities.  Our investing activities used $80.7 million and $124.3 million in cash during the six months ended June 30, 2013 and 2012, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities.  Financing activities provided cash of $257.1 million and $202.8 million during the six months ended June 30, 2013 and 2012, respectively. In the first six months of 2013, cash provided by financing activities included $290.2 million in net proceeds from debt issuances, partially offset by $34.7 million in payments for capped call transactions. In the first six months of 2012, cash provided by financing activities included $192.0 million in net proceeds from an underwritten public offering of our common stock.

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

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least for the next twelve months. However, we anticipate that we may require additional funding to expand the use of Qsymia through targeted patient and physician education, find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience, create a pathway for centralized approval of Qsiva in Europe, continue the expansion of our distribution of Qsymia through certified retail pharmacy locations, conduct post-approval clinical studies for both Qsymia and STENDRA, conduct non-clinical and clinical research and development work to support regulatory submissions and applications for our current and future investigational drug candidates, finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, to fund operating expenses, establish additional or new manufacturing and marketing capabilities, and manufacture quantities of our drugs and investigational drug candidates and to make payments under our existing license agreements for Qsymia and STENDRA.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of June 30, 2013.

Contractual Obligations

The following contractual obligations are recent transactions and are in addition to our other contractual obligations as previously disclosed in our Annual Report on Form 10-K.

Convertible Senior Notes Due 2020

On May 21, 2013 the Company closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020. The Convertible Notes are governed by an indenture, dated as of May 21, 2013 between the Company and Deutsche Bank National Trust Company, as trustee. On May 29, 2013, we closed on an additional $30.0 million of Convertible Notes upon the exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million.

The Convertible Notes are senior unsecured obligations of the Company and bear interest at a fixed rate of 4.50% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2013, unless earlier purchased or converted.

The Convertible Notes are convertible into approximately 16,826,000 unregistered shares of our common stock under certain circumstances prior to maturity at a conversion rate of 67.3038 shares per $1,000 principal amount of the Convertible Notes, which represents a conversion price of approximately $14.858 per share, subject to adjustment under certain conditions. The Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2019, only under certain conditions. On or after November 1, 2019, holders may convert all or any portion of their Convertible Notes at their option at the conversion rate then in effect at any time, regardless of these conditions. Subject to certain limitations, we will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The conversion rate of the Convertible Notes, and the corresponding conversion price, will be subject to adjustment for certain events, but will not be adjusted for accrued interest. In addition, following certain corporate transactions that occur on or prior to the maturity date for the Convertible Notes, we will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate transaction.

Senior Secured Notes Due 2018

On March 25, 2013, we entered into the Purchase and Sale Agreement with BioPharma providing for the purchase of a debt-like instrument, or the Senior Secured Notes. Under the BioPharma agreement, we received $50 million, less $500,000 in funding and facility payments, at the initial closing on April 9, 2013. We may also elect prior to December 31, 2013, subject to certain terms and conditions, to receive an additional $60 million, less $600,000 in a funding payment, at the secondary closing no earlier than April 30, 2013 and no later than January 15, 2014. We are responsible for all reasonable and documented out-of-pocket legal costs and fees incurred by BioPharma related to the BioPharma agreement, subject to a cap of $300,000. Net proceeds from the initial financing were approximately $48.4 million.

We are obligated to make scheduled quarterly payments under the BioPharma agreement. The first payment is scheduled to be made in the second quarter of 2014 and the final payment is scheduled to be made in the second quarter of 2018. The scheduled quarterly payments are subject to the net sales of (i) Qsymia (and any derivative or improvement thereof, including Qsiva as it relates to the EU), or the Product, and (ii) any other obesity agent developed or marketed by us or our affiliates or licensees. The scheduled quarterly payments, other than the payment(s) scheduled to be made in the second quarter of 2018, are capped at the lower of the scheduled payment amounts or 25% of the net sales of (i) and (ii) above. Accordingly, if 25% of the net sales is less than the scheduled quarterly payment, then 25% of the net sales is due for that quarter, with the exception of the payment(s) scheduled to be made in the second quarter of 2018, when any unpaid scheduled quarterly payments plus any accrued and unpaid make-whole premiums must be paid. Any quarterly payment less than the scheduled quarterly payment amount will be subject to a make-whole premium equal to the applicable scheduled quarterly payment of the preceding quarter less the actual payment made to BioPharma for the preceding quarter multiplied by 1.03. Regardless, we may pay scheduled quarterly payments out of any available funds notwithstanding Product net sales. We also have the option to prepay all scheduled quarterly payments as specified in the BioPharma agreement.

To secure our obligations in connection with the BioPharma agreement, we granted BioPharma a security interest to (i) the purchased receivables which are defined in the BioPharma agreement as the scheduled quarterly payments, any underpayments of such payments based on an audit of our records and any interest due on the foregoing amounts, and (ii) our patents, trademarks, copyrights and regulatory filings related to the Product, or the Additional Collateral.

Future minimum contractual payments of the long-term notes payable, subject to the payment terms of the BioPharma agreement as described above, as of June 30, 2013 are as follows (in thousands):

	Convertible Notes	Senior Secured Notes	Total
2013	$5,625	$—	$5,625
2014	11,250	9,000	20,250
2015	11,250	18,000	29,250
2016	11,250	20,000	31,250
2017	11,250	20,000	31,250
Thereafter	278,125	6,700	284,825
Total	$328,750	$73,700	$402,450

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

Market and Interest Rate Risk

Our cash, cash equivalents and available-for-sale securities as of June 30, 2013 consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at June 30, 2013 by approximately $1.2 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

ITEM 4. CONTROLS AND PROCEDURES

(a.) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Related Class Action Lawsuits

The Company and two of its officers were defendants in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. 4:10-CV-04957-PJH, in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleged violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company’s clinical trials and New Drug Application, or NDA, for Qsymia as a treatment for obesity. The Court granted defendants’ motions to dismiss both plaintiff’s Amended Class Action Complaint and Second Amended Class Action Complaint; by order dated September 27, 2012, the latter dismissal was with prejudice, and final judgment was entered for defendants the same day. On October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Briefing of the appeal is complete, and the parties are awaiting word on whether the Court of Appeals wishes to entertain oral argument.

Additionally, certain of the Company’s officers and directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH, pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in the Kovtun action. The same individuals are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. The Company is named as a nominal defendant in these actions, neither of which seeks any recovery from the Company. The parties have agreed to stay the derivative lawsuits pending the outcome of the appeal of the securities class action.

The Company and its directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

On July 12, 2013, various current and former officers and directors of the Company were named as defendants in a separate shareholder derivative lawsuit filed in the California Superior Court, Santa Clara County and captioned Ira J. Gaines IRA, et al. v. Leland F. Wilson, et al., Case No.1-13-CV-249436. The lawsuit generally alleges breaches of the fiduciary duty of care in connection with the launch of Qsymia, breaches of the duty of loyalty and insider trading by some defendants for selling Company stock while purportedly being aware that the Qsymia launch would be less successful than predicted and corporate waste. Again, the Company is named as a nominal defendant, and no recovery from the Company is sought. As with the other shareholder litigation, the Company does have certain indemnification obligations to the named defendants, including to advance defense costs to the individuals. The Company also maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the proceedings, subject to the policies’ terms and conditions. The individual defendants deny the material allegations and have indicated an intention to defend them vigorously.

Proxy Related Lawsuit

On July 16, 2013, First Manhattan, the owner of approximately 9.9% of the outstanding shares of common stock of the Company, commenced an action in the Court of Chancery of the State of Delaware, naming the then-serving members of the board of directors of the Company as defendants and the Company as a nominal defendant. The action was captioned First Manhattan Co. v. Leland F. Wilson, et al., C.A. No. 8731-VCL. In its verified complaint, First Manhattan alleged that the Company’s directors breached their fiduciary duties in connection with the board’s decision to adjourn the annual stockholders meeting from July 15, 2013 until July 18, 2013. The verified complaint sought declaratory and injunctive relief, including enjoining the defendants from soliciting proxies, directing the inspector of elections to certify the election of directors based on votes that were present and prepared to be voted on July 15, 2013 before the annual stockholders meeting was adjourned, and prohibiting defendants from taking any actions as directors of the Company. The verified complaint did not seek damages from the Company or the defendant board members. The parties entered into a settlement agreement on July 18, 2013, and the action was dismissed with prejudice on July 19, 2013. As part of the settlement agreement with First Manhattan, the Company agreed to pay the reasonable and documented expenses incurred by First Manhattan in connection with its proxy contest, which First Manhattan has advised the Company are approximately $3.5 million.

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

Risks Relating to our Business

Changes to our management and strategic business plan may cause uncertainty regarding the future of our business, and may adversely impact employee hiring and retention, our stock price, and our revenue, operating results, and financial condition.

In July 2013, we announced changes to our Board and management. The implementation of these changes, including our recent appointment of a new Chief Executive Officer and new members of the Board and the potential for additional changes to our management, organizational structure and strategic business plan, may cause speculation and uncertainty regarding our future business strategy and direction. These changes may cause or result in:

•                  disruption of our business or distraction of our employees and management;

•                  difficulty in recruiting, hiring, motivating and retaining talented and skilled personnel;

•                  stock price volatility; and

•                  difficulty in negotiating, maintaining or consummating business or strategic relationships or transactions.

If we are unable to mitigate these or other potential risks, our revenue, operating results, and financial condition may be adversely impacted.

Our success will depend on our ability to effectively and profitably commercialize Qsymia®.

Our success will depend on our ability to effectively and profitably commercialize Qsymia, which will include our ability to:

•                  expand the use of Qsymia through targeted patient and physician education;

•                  find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience;

•                  create a pathway for centralized approval of Qsiva in Europe;

•                  eliminate expenses that are not essential to expanding the use of Qsymia;

•                  continue to certify and add to the Qsymia retail pharmacy network nationwide and sell Qsymia through this network;

•                  lower out-of-pocket costs to patients with discount programs, improve third-party payor coverage and change public policy;

•                  create market demand for Qsymia through patient and physician education, marketing and sales activities;

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

We depend on Menarini to market and sell SPEDRATM (avanafil) in over 40 European countries, plus Australia and New Zealand.

On July 5, 2013, we entered into a License and Commercialization Agreement and a Supply Agreement with Menarini to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, plus Australia and New Zealand.

We are relying on Menarini to successfully commercialize SPEDRA in these territories, and there are no assurances that Menarini will be successful in doing so.  In general, we cannot control the amount and timing of resources that Menarini devotes to the commercialization of SPEDRA. If Menarini fails to successfully commercialize SPEDRA, our business may be negatively affected.  For example, if Menarini does not successfully commercialize SPEDRA, we may receive limited or no revenues under our License and Commercialization Agreement with Menarini.  Additionally, because we lack the resources and experience to commercialize SPEDRA ourselves in these territories, we would need to seek a replacement licensee to undertake this commercialization.  We may be unable to find another licensee in a timely manner, which could delay or impair our ability to commercialize SPEDRA in these territories.

Under our license agreement with MTPC, we are obligated to ensure that Menarini, as a  sublicensee, complies with its terms and conditions.  MTPC has the right to terminate our license rights to avanafil in the event of any uncured material breach of the license agreement.  Consequently, failure by Menarini to comply with these terms and conditions could result in termination of our license rights to avanafil on a worldwide basis, which could delay or impair our ability to commercialize avanafil.

We intend to market and sell STENDRATM (avanafil) in the U.S. under a collaboration arrangement with a third party.  This arrangement, together with our license with Menarini, might subject us to a number of risks.

We intend to enter into collaborative arrangements or a strategic alliance with one or more pharmaceutical partners or others to commercialize STENDRA in the U.S. We may be unable to enter into agreements with third parties for STENDRA in the U.S. on favorable terms or at all, which could delay or impair our ability to commercialize STENDRA in the U.S.

Additionally, our dependence on collaborative arrangements or strategic alliances in the U.S. and other territories, including our license with Menarini, will subject us to a number of risks, including the following:

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

In order to market products in many foreign jurisdictions, we must obtain separate regulatory approvals. Approval by the FDA in the U.S. does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. For example, while our drug SPEDRA was approved in both the U.S. and the EU, our drug Qsymia was approved in the U.S. but Qsiva (the approved tradename for Qsymia in the EU) was not approved due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We intend to seek approval for Qsymia and STENDRA in other territories outside the United States and EU. However, we have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing. Foreign regulatory approvals may not be obtained on a timely basis, or at all, for any of our products and the failure to receive regulatory approvals in a foreign country would prevent us from marketing our products in that country, which could have a material adverse effect on our business, financial condition and results of operations.

We, together with Menarini in certain territories, intend to market SPEDRA outside the U.S. which will subject us to risks related to conducting business internationally.

We, together with Menarini in certain territories, intend to manufacture, market, and distribute SPEDRA outside the U.S. We expect that we will be subject to additional risks related to conducting business internationally, including:

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

We have significant inventories on hand and, in the first half of 2013, we recorded inventory impairment and commitment fees totaling $10.2 million, primarily to write off excess inventory related to Qsymia.

We maintain significant inventories and evaluate these inventories on a periodic basis for potential excess and obsolescence. For the three and six months ended June 30, 2013, we recognized total charges of $4.4 million and $10.2 million, respectively, for inventories on hand in excess of demand, plus a purchase commitment fee. The inventory impairment charges were based on our analysis of current Qsymia inventory on hand and remaining shelf life, in relation to our projected demand for the product. The current FDA-approved commercial product shelf life for Qsymia is 24 months and for STENDRA is 36 months. We have submitted a request to the FDA to extend the shelf life of Qsymia to 36 months, and we have submitted a similar application to extend the shelf life of STENDRA to 48 months.

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

We rely on Cardinal Health PTS, LLC, or Cardinal Health, a third-party distribution and supply-chain management company, to warehouse Qsymia and distribute it to the certified home delivery pharmacies and wholesalers that then distribute Qsymia directly to patients and certified retail pharmacies. Cardinal Health provides billing, collection and returns services. We also have entered into agreements with select certified pharmacies, including CVS Pharmacy, Express Scripts, Walgreens, Wal-Mart Pharmacy and Kaiser Permanente, to distribute Qsymia to eligible patients through their certified home delivery networks and have entered into agreements with Walgreens, Costco and Duane Reade to establish a certified retail pharmacy distribution network. Patients and physicians have experienced delays in processing prescriptions in the home delivery network. In addition to providing services to support the distribution and use of Qsymia, each of the pharmacies has agreed to comply with the REMS program certified pharmacy requirements and will provide us with the necessary patient and prescribing physician data. We have contracted with third-party data warehouses to collect this patient and prescribing physician data from the certified pharmacy home delivery network and the certified retail pharmacy network and report it to us. We rely on this third-party data in order to recognize revenue and comply with the REMS requirements for Qsymia, such as data analysis. This distribution and data collection network requires significant coordination with our sales and marketing, finance, regulatory and medical affairs teams, in light of the REMS requirements applicable to Qsymia.

Cardinal Health is our exclusive supplier of distribution logistics services, and accordingly we depend on Cardinal Health to satisfactorily perform its obligations under our agreement with them. Pursuant to the REMS program applicable to Qsymia, our distribution network is through a small number of certified home delivery pharmacies, wholesalers and certified retail pharmacies, and we rely on these pharmacies to implement a number of safety procedures and report certain information to the third-party data warehouse. Failure to maintain our contracts with Cardinal Health, with the select certified home delivery pharmacies, wholesalers and certified retail pharmacies, or with the third-party data warehouse, or the inability or failure of any of them to adequately perform under the contracts, could negatively impact the distribution of Qsymia, or adversely affect our ability to comply with the REMS applicable to Qsymia. Failure to comply with a requirement of an approved REMS can result in, among other things, civil penalties, operating restrictions and criminal prosecution. Failure to coordinate financial systems could also negatively impact our ability to accurately report and forecast product revenue. If we are unable to effectively manage the distribution and data collection process, sales of Qsymia could be severely compromised and our business, financial condition and results of operations would be harmed.

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

The API and the tablets for STENDRA are currently manufactured by MTPC. MTPC has arrangements for the three main starting materials necessary for the manufacturing of avanafil API. The MTPC manufacturing sites for the API (avanafil) and STENDRA tablets have been inspected by the U.S. authorities. We do not believe the results of those inspections will have an impact on MTPC’s ability to supply STENDRA. However, if MTPC is unable to receive approval from foreign regulators and maintain ongoing FDA or foreign regulatory compliance, or manufacture STENDRA’s API or tablets in sufficient quantities to meet projected demand, the U.S. commercial launch, and future sales of STENDRA will be adversely effected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration agreement for the commercialization of STENDRA in the U.S.

In August 2012, we entered into an amendment to our agreement with MTPC that permits us to manufacture the API and tablets for STENDRA ourselves or through third-party suppliers at any time, and we are required under the amendment to transition away from MTPC supply on or before June 2015. On July 31, 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe and Latin America. We intend to submit an amendment to the New Drug Application, or NDA, for avanafil to the FDA, and the MAA for avanafil to the European Medicines Agency, or EMA, to include Sanofi Chimie as a qualified supplier of the avanafil API. We cannot be certain we will receive approval by regulatory authorities, and the failure to receive such approval could prevent or delay our ability to establish a reliable supply chain, which could compromise our ability to commercialize avanafil through our relationship with Menarini or otherwise. We currently do not have any manufacturing facilities and intend to continue to rely on third parties for the supply of the starting materials, API and tablets. However, we cannot be certain that we will be successful in entering into such agreements with other suppliers or that we will be able to obtain the necessary regulatory approvals for these suppliers in a timely manner or at all.

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

Qsymia and STENDRA may not gain market acceptance among physicians, patients, healthcare payors or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such drugs will depend on a number of factors, including:

•                  our ability to expand the use of Qsymia through targeted patient and physician education;

•                  our ability to find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience;

•                  our ability to create a pathway for centralized approval of Qsiva in Europe;

•                  our ability to successfully expand our distribution system for Qsymia from a certified home delivery pharmacy network to certified retail pharmacy locations;

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

As part of the approval for STENDRA, the FDA is requiring us to perform two post-approval clinical studies. The first is a randomized, double-blind, placebo-controlled, parallel group multicenter clinical trial on the effect of STENDRA on spermatogenesis in healthy adult males and males with mild ED. The other study is a double-blind, randomized, placebo-controlled, single-dose clinical trial to assess the effects of STENDRA on multiple parameters of vision, including, but not limited to, visual acuity, intraocular pressure, pupillometry, and color vision discrimination in healthy male subjects. If we are unable to complete these studies or the results of these studies reveal unacceptable safety risks, we could be required to perform additional tests and regulatory approval could even be withdrawn.

As part of the approval of Qsymia, we are required to conduct several post-marketing studies, including a study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, or AQCLAIM, studies to assess the safety and efficacy of Qsymia for weight management in obese pediatric and adolescent subjects, studies to assess drug utilization and pregnancy exposure and a study to assess renal function. We estimate the study will cost between $150 and $250 million and the study could take as long as five to six years to complete. We are currently reviewing the proposed design of the study to determine the most cost efficient study design that meets the objective of the study, as required by the FDA. Enrollment in AQCLAIM is expected to begin in the fourth quarter of 2013. There can be no assurance that the FDA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies.

In addition, at the FDA’s request, we initiated a retrospective observational study utilizing existing electronic medical claims healthcare databases to review fetal outcomes, including the incidence of congenital malformations and oral cleft, in the offspring of women who received treatment with topiramate, for any condition or at any dose, or FORTRESS. We announced preliminary results from FORTRESS in December 2011. We submitted the final report for the FORTRESS study to the FDA in the second quarter of 2013. If the FDA determines that the results of this study reveal unacceptable safety risks for topiramate, we could be required to perform additional studies and regulatory approval could even be withdrawn.

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

Although Qsymia is a once-a-day, proprietary extended-release formulation, each of the approved APIs (phentermine and topiramate extended-release) that is combined to produce Qsymia is commercially available as drug products at prices that together are lower than the price at which we sell Qsymia. In addition, the distribution and sale of these drug products is not limited under a REMS program, as is the case with Qsymia. Further, the individual drugs contained in the Qsymia formulation are available in retail pharmacies and neither has a Pregnancy Category X, which is used to indicate that the risks involved in the use of the drug in pregnant women clearly outweigh potential benefits, as is the case with Qsymia. We cannot be sure that physicians will view Qsymia as sufficiently superior to a treatment regimen of Qsymia’s individual APIs to justify the significantly higher cost for Qsymia, and they may prescribe the individual generic drugs already approved and marketed by other companies instead of our combination drug. Although our U.S. and European patents contain composition, product formulation and method-of-use claims that we believe protect

Qsymia, these patents may be ineffective or impractical to prevent physicians from prescribing the individual generic constituents marketed by other companies instead of our combination drug. Phentermine and topiramate are currently available in generic form, although the doses used in Qsymia are currently not available. In the third quarter of 2013, Supernus Pharmaceuticals, Inc. has announced it plans to launch Trokendi XR, an extended-release pediatric formulation of the generic drug topiramate that is indicated for pediatric epilepsy. Topiramate is not approved for obesity treatment, and phentermine is only approved for short-term treatment of obesity. However, because the price of Qsymia is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components outside of their approved indication, instead of for our combination drug, and this may limit how we price or market Qsymia. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the U.S. are prepared to pay for Qsymia, which could also limit market and patient acceptance of our drug and could negatively impact our revenues.

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

As patents for the three major PDE5 inhibitors, sildenafil citrate, tadalafil and vardenafil, expire beginning in 2017, we anticipate that generic PDE5 inhibitors will enter the market. Generic PDE5 inhibitors would likely be sold at lower prices and may reduce the demand for STENDRA especially at the prices we would be required to charge for STENDRA to cover our manufacturing and other costs. In addition, PDE5 inhibitors are in various stages of development by other companies. Warner-Chilcott plc has licensed the U.S. rights to udenafil, a PDE5 inhibitor, from Dong-A Pharmaceutical. Warner-Chilcott continues Phase 3 development of this compound. Other treatments for ED exist, such as needle injection therapies, vacuum constriction devices and penile implants, and the manufacturers of these products will most likely continue to develop or improve these therapies.

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

In the case of STENDRA, we currently rely on MTPC to supply the API (avanafil) and the tablets for STENDRA. MTPC is responsible for all aspects of manufacture, including obtaining the starting materials for the production of API. If MTPC is unable to manufacture the API or tablets for STENDRA in sufficient quantities to meet projected demand, future sales of STENDRA could be adversely effected, which in turn could have a detrimental impact on our financial results, our License and Commercialization Agreement and Supply Agreement with Menarini, and our ability to enter into a collaboration agreement for the commercialization of STENDRA in the U.S.

In August 2012, we entered into an amendment to our agreement with MTPC that permits us to manufacture the API and tablets for STENDRA ourselves or through third parties. According to the amendment, the transition of manufacturing from MTPC must occur on or before June 2015. The transfer of technology to, and qualification of, a new supplier is expensive, time consuming and logistically complicated. The technology transfer needed for this transition is highly dependent on the cooperation of MTPC and its current suppliers. If MTPC, or its current suppliers, are unable to effectively transfer the technology or supply on commercially reasonable terms, partnerability and commercial success of STENDRA could be adversely impacted. On July 31, 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe and Latin America. We intend to submit an amendment to the NDA for avanafil to the FDA, and the MAA for avanafil to the EMA, to include Sanofi Chimie as a qualified supplier of the avanafil API. We cannot be certain we will receive approval by regulatory authorities, and the failure to receive such approval could prevent or delay our ability to establish a reliable supply chain, which could compromise our ability to commercialize avanafil through our relationship with Menarini or otherwise. We currently do not have any manufacturing facilities and intend to continue to rely on third parties for the supply of the starting materials, API and tablets. However, we cannot be certain that we will be successful in entering into such agreements with other suppliers or that we will be able to obtain the necessary regulatory approvals for these suppliers in a timely manner or at all. Any future manufacturing sites would need to be inspected by the U.S. and EU authorities, and any failure of such manufacturing sites to receive approval from FDA or foreign authorities, obtain and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or tablets in expected quantities could have a detrimental impact on our ability to commercialize STENDRA under our agreement with Menarini and our ability to enter into a collaboration agreement for the commercialization of STENDRA in the U.S.

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

We obtain the necessary raw materials and components for the manufacture of Qsymia and STENDRA as well as certain services, such as analytical testing packaging and labeling, from third parties. In particular, we rely on Catalent to supply Qsymia capsules and Packaging Coordinators, Inc., or PCI, for Qsymia packaging services. We and these suppliers and service providers are required to follow cGMP requirements and are subject to routine and unannounced inspections by the FDA and by state and foreign regulatory agencies for compliance with cGMP requirements and other applicable regulations. Upon inspection of these facilities, the FDA or foreign regulatory agencies may find the manufacturing process or facilities are not in compliance with cGMP requirements and other regulations. Because manufacturing processes are highly complex and are subject to a lengthy regulatory approval process, alternative qualified supply may not be available on a timely basis or at all. Difficulties, problems or delays in our suppliers and service providers’ manufacturing and supply of raw materials, components and services could delay our clinical trials, increase our costs, damage our reputation and cause us to lose revenue or market share if we are unable to timely meet market demands.

In addition, we have an agreement with MTPC to supply the API and the tablets for STENDRA. The MTPC manufacturing sites have been inspected by the U.S. authorities. We do not believe the results of those inspections will have an impact on MTPC’s ability to supply STENDRA. However, if MTPC is unable to receive approval from foreign authorities, and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or STENDRA tablets in sufficient quantities to meet projected demand, the U.S. commercial launch, and future sales of STENDRA will be adversely effected, which in turn could have a detrimental impact on our financial results, our License and Commercialization Agreement and Supply Agreement with Menarini, and our ability to enter into additional collaboration agreements for the commercialization of STENDRA in the U.S. and other territories outside of the U.S. and EU. In August 2012, we entered into an amendment to our agreement with MTPC that permits us to manufacture the API and tablets for STENDRA ourselves or through third parties. According to the amendment, the transition of manufacturing from MTPC must occur on or before June 2015. The technology transfer needed for this transition is highly dependent on the cooperation of MTPC and its current suppliers. If MTPC, or its current suppliers, is unable to effectively transfer the technology or supply on commercially reasonable terms, the partnerability and commercial success of STENDRA could be adversely impacted.

On July 31, 2013 we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe and Latin America subject to approval by regulatory authorities. Enabling Sanofi Chimie to manufacture commercial supply in the future is a critical step in establishing a high quality, reliable supply chain. If Sanofi Chimie is unable to effectively establish the supply chain, our ability to commercialize avanafil through our relationship with Menarini or otherwise could be compromised. Any future manufacturing sites would need to be inspected by the U.S. and EU authorities, and any failure of such manufacturing sites to receive approval from FDA or foreign authorities, obtain and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or tablets in expected quantities, could have a detrimental impact on our ability to commercialize STENDRA under our agreement with Menarini, and our ability to enter into a collaboration agreement for the commercialization of STENDRA in the U.S.

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

Both of the active pharmaceutical ingredients in Qsymia, phentermine and topiramate, are available as generics and do not have a REMS requirement. The exact doses of the active ingredients in Qsymia are different than those currently available for the generic components. State pharmacy laws prohibit pharmacists from substituting drugs with differing doses and formulations. The safety and efficacy of Qsymia is dependent on the titration, dosing and formulation, which we believe could not be easily duplicated, if at all, with the use of generic substitutes. However, there can be no assurance that we will be able to provide for optimal reimbursement of Qsymia as a treatment for obesity or, if approved, for any other indication, from third-party payors or the U.S. government. Furthermore, there can be no assurance that healthcare providers would not actively seek to provide patients with generic versions of the active ingredients in Qsymia in order to treat obesity at a potential lower cost and outside of the REMS requirements.

Setbacks and consolidation in the pharmaceutical and biotechnology industries, and our or our collaborators’ inability to obtain third-party coverage and adequate reimbursement, could make partnering more difficult and diminish our revenues.

Setbacks in the pharmaceutical and biotechnology industries, such as those caused by safety concerns relating to high-profile drugs like Avandia®, Vioxx® and Celebrex®, or investigational drug candidates, as well as competition from generic drugs, litigation, and industry consolidation, may have an adverse effect on us. For example, pharmaceutical companies may be less willing to enter into new collaborations or continue existing collaborations if they are integrating a new operation as a result of a merger or acquisition or if their therapeutic areas of focus change following a merger. Moreover, our and our collaborators’ ability to commercialize any of our approved drugs or future investigational drug candidates will depend in part on government regulation and the availability of coverage and adequate reimbursement from third-party payors, including private health insurers and government payors, such as the Medicaid and Medicare programs, increases in government-run, single-payor health insurance plans and compulsory licenses of drugs. Government and third-party payors are increasingly attempting to contain healthcare costs by limiting coverage and reimbursement levels for new drugs. Given the continuing discussion regarding the cost of healthcare, managed care, universal healthcare coverage and other healthcare issues, we cannot predict with certainty what additional healthcare initiatives, if any, will be implemented or the effect any future legislation or regulation will have on our business. These efforts may limit our commercial opportunities by reducing the amount a potential collaborator is willing to pay to license our programs or investigational drug candidates in the future due to a reduction in the potential revenues from drug sales. Adoption of legislation and regulations could limit pricing approvals for, and reimbursement of, drugs. A government or third-party payor decision not to approve pricing for, or provide adequate coverage and reimbursements of, our drugs could limit market acceptance of these drugs.

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

Our ongoing or planned clinical trials and approved drug commercialization efforts could be delayed or disrupted indefinitely upon the occurrence of a natural disaster. For example, Hurricane Sandy in October 2012 has hindered our Qsymia sales efforts, the nature and extent of which is not yet known. In 2005, our clinical trials in the New Orleans area were interrupted by Hurricane Katrina. In addition, our offices are located in the San Francisco Bay Area near known earthquake fault zones and are therefore vulnerable to damage from earthquakes. In October 1989, a major earthquake in our area caused significant property damage and a number of fatalities. Our current supplier of STENDRA is located in Japan near known earthquake fault zones and is vulnerable to damage from earthquakes and tsunamis. We are also vulnerable to damage from other disasters, such as power loss, fire, floods and similar events. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial conditions.

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

We may face additional competition outside of the U.S. as a result of a lack of patent coverage in some territories and differences in patent prosecution and enforcement laws in foreign countries.

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

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least through the next twelve months. Should product sales be significantly less than internal expectations, we would need to raise additional capital to support operating activities beyond the next twelve months. However, we anticipate that we will be required to obtain additional financing to fund our commercialization efforts, additional clinical studies for approved products and the development of our research and development pipeline in future periods. Our future capital requirements will depend upon numerous factors, including:

•                  our ability to expand the use of Qsymia through targeted patient and physician education;

•                  our ability to find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience on a timely basis;

•                  our ability to create a pathway for centralized approval of Qsiva in Europe;

•                  our ability to eliminate expenses that are not essential to expanding the use of Qsymia;

•                  the substantial cost to expand into certified retail pharmacy locations and the cost required to maintain the certified home delivery pharmacy network and REMS program for Qsymia;

•                  the cost, timing and outcome of the post-approval clinical studies the FDA has required us to perform as part of the approval for STENDRA and Qsymia;

•                  our ability to successfully commercialize STENDRA in the U.S through marketing partnerships;

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

To the extent that we raise additional capital by issuing equity securities, our existing stockholders’ ownership will be diluted. We have financed our operations, and we expect to continue to finance our operations, primarily by issuing equity and debt securities. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of our common stock to decline. To raise additional capital, we may choose to issue additional securities at any time and at any price.

On May 21, 2013, we closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020. The Convertible Notes are governed by an indenture, dated as of May 21, 2013 between VIVUS and Deutsche Bank National Trust Company, as trustee. On May 29, 2013, we closed on an additional $30.0 million of Convertible Notes upon exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million.

The Convertible Notes are senior unsecured obligations of VIVUS and bear interest at a fixed rate of 4.50% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2013, unless earlier purchased or converted.

The Convertible Notes are convertible into approximately 16,826,000 shares of VIVUS’s common stock under certain circumstances prior to maturity at a conversion rate of 67.3038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $14.858 per share, subject to adjustment under certain conditions. The Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2019 only under certain conditions. On or after November 1, 2019, holders may convert all or any portion of their Convertible Notes at their option at the conversion rate then in effect at any time, regardless of these conditions. Subject to certain limitations, we will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The conversion rate of the Convertible Notes, and the corresponding conversion price, will be subject to adjustment for certain events, but will not be adjusted for accrued interest. In addition, following certain corporate transactions that occur on or prior to the maturity date for the Convertible Notes, we will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate transaction. The Convertible Notes were issued to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act. Neither the Convertible Notes nor any shares of VIVUS’s common stock issuable upon conversion of the Convertible Notes have been or are expected to be registered under the Securities Act or under any state securities laws.

In connection with the issuance of the Convertible Notes, we entered into capped call transactions with certain counterparties affiliated to the underwriters. The capped call transaction is expected generally to reduce the potential dilution and/or offset potential cash payments in excess of the principal amount of converted Convertible Notes upon conversion of the Convertible Notes near maturity in the event that the market price of VIVUS’s common stock, as measured under the terms of the capped call transaction, is greater than the strike price of the capped call transaction, which initially corresponds to the conversion price of the Convertible Notes, and will be subject to anti-dilution adjustments similar (although not identical) to those applicable to the conversion rate of the Convertible Notes. However, if the market price of VIVUS’s common stock, as measured under the terms of the capped call transaction, exceeds $20.00 per share, which is the initial cap price of the capped call transaction, the cash or number of shares of common stock VIVUS expects to receive upon exercise of the capped call transaction will be capped based on the amount by which the cap price exceeds the strike price of the capped call transaction, and thus, the anti-dilutive effect of the capped call transaction will be limited. The capped call transaction provides for exercise upon final conversion under the Convertible Notes and interim conversion dates under the Convertible Notes will not entitle VIVUS to make corresponding exercises under the capped call transaction, but will instead result in a partial early termination of the capped call transaction.

We may also raise additional capital through the incurrence of debt, and the holders of any debt we may issue would have rights superior to our stockholders’ rights in the event we are not successful and are forced to seek the protection of bankruptcy laws. In addition, debt financing typically contains covenants that restrict operating activities. For example, on March 25, 2013, we entered into the Purchase and Sale Agreement with BioPharma, which provides for the purchase of a debt-like instrument. Under the BioPharma Agreement, we received $50 million, less $1.1 million in funding and facility payments, on April 9, 2013. To secure our obligations in connection with the BioPharma Agreement, we granted BioPharma a security interest to certain of our assets. During the term of the BioPharma Agreement, we are required to use commercially reasonable efforts to undertake certain obligations and activities to develop, market, promote and commercialize Qsymia and maximize net sales of Qsymia. Additionally, during the term of the BioPharma Agreement we may not (i) incur indebtedness greater than a specified amount, (ii) pay a dividend or other cash distribution on our capital stock, unless we have cash and cash equivalents in excess of a specified amount, (iii) amend or restate our certificate of incorporation or bylaws unless such amendments or restatements do not affect BioPharma’s interests under the BioPharma Agreement, (iv) encumber the collateral, or (v) abandon certain patent rights, in each case without the consent of BioPharma. In addition, under the BioPharma Agreement, we may enter into a licensing, co-promotion, joint venture, partnering or similar agreement or arrangement with a partner for the purpose of securing promotional and/or marketing resources for Qsymia that is expressly subject to the following conditions: (a) we shall continue to receive no less than twenty-five percent (25%) of net Qsymia product sales; and (b) the partner covenants and agrees in writing to provide promotion and marketing efforts of Qsymia in the partnered territory substantially similar to, and in any event no less in scope, degree or scale than, the promotional and marketing efforts undertaken by us. Any future debt financing we enter into may involve similar or more onerous covenants that restrict our operations.

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

At June 30, 2013, we had $124.7 million in cash and cash equivalents and $233.5 million in available-for-sale securities. While at June 30, 2013, our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. Although the U.S. Congress was able to resolve the debt ceiling issue in time to avoid default, the major credit rating agencies have expressed their ongoing concern about the high levels of debt that the U.S. government has taken on. Standard & Poor’s announced that it had revised its outlook on the long-term credit rating of the U.S. to negative, which could affect the trading market for U.S. government securities. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. treasury securities as of June 30, 2013. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

Our involvement in securities related class action litigation could divert our resources and management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs, the review of marketing applications by regulatory authorities and the commercial launch of newly approved drugs. We are a defendant in federal and consolidated state shareholder derivative lawsuits. These securities related class action lawsuits generally allege that we and our officers misled the investing public regarding the safety and efficacy of Qsymia and the prospects for the FDA’s approval of the Qsymia NDA as a treatment for obesity. Securities related class action litigation often is expensive and diverts management’s attention and our financial resources, which could adversely affect our business. For example, despite the granting of the prior two motions to dismiss by the U.S. District Court for the Northern District of California in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. 4:10-CV-04957-PJH, on October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Briefing of the appeal is complete, and the parties are awaiting word on whether the Court of Appeals wishes to entertain oral argument.

Additionally, certain of our officers and directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH, pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action. The same individuals are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. We are named as a nominal defendant in these actions, neither of which seeks any recovery from the Company. The parties have agreed to stay the derivative lawsuits pending the outcome of the appeal of the securities class action.

Furthermore, on July 12, 2013, certain of our current and former officers and directors were named as defendants in a separate shareholder derivative lawsuit filed in the California Superior Court, Santa Clara County and captioned Ira J. Gaines IRA, et al. v. Leland F. Wilson, et al., Case No.1-13-CV-249436. Again, we are named as a nominal defendant, and no recovery from the Company is sought. As with the other shareholder litigation, we have certain indemnification obligations to the named defendants, including to advance defense costs to the individuals.

We have an accumulated deficit of $595.2 million as of June 30, 2013, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $595.2 million for the period from our inception through June 30, 2013, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

•                  our ability to find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience;

•                  our ability to create a pathway for centralized approval of Qsiva in Europe;

•                  the costs, timing and outcome of post-approval clinical studies which the FDA has required us to perform as part of the approval for STENDRA and Qsymia;

•                  the substantial cost to expand into certified retail pharmacy locations and the cost required to maintain the certified home delivery pharmacy network and REMS program for Qsymia;

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

Our operating results will likely fluctuate from fiscal quarter to fiscal quarter, and from year to year, and are difficult to predict. Although we have commenced sales of Qsymia, we may never increase these sales or become profitable. In addition, although we have entered into a License and Commercialization Agreement with Menarini, to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, plus Australia and New Zealand, we have not entered into a marketing, sales or promotional arrangement with a pharmaceutical partner to commercialize STENDRA in the U.S. Our operating expenses are largely independent of sales in any particular period. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Qsymia and STENDRA, the ability of our distribution partners to process and ship product on a timely basis, the success of our third-party’s manufacturing efforts to meet customer demand, fluctuations in foreign exchange rates, investments in sales and marketing efforts to support the sales of Qsymia and STENDRA, investments in the research and development efforts, and expenditures we may incur to acquire additional products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as Exhibits to this report:

EXHIBIT NUMBER	DESCRIPTION

2.2(1)†	Asset Purchase Agreement dated October 1, 2010 between the Registrant, MEDA AB and Vivus Real Estate, LLC.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

3.3(4)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(5)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

3.5(6)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.

3.6(7)	Amendment No. 4 to the Amended and Restated Bylaws of the Registrant.

3.7(8)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(9)	Specimen Common Stock Certificate of the Registrant.

4.2(10)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

4.3(11)	Indenture dated as of May 21, 2013 by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.

4.4(12)	Form of 4.50% Convertible Senior Note due May 1, 2020.

10.1(13)	Capped Call Confirmation dated May 15, 2013 by and between the Registrant and Deutsche Bank AG, London Branch.

10.2(14)*	Form of Amended and Restated Change of Control and Severance Agreement.

10.3††	License and Commercialization Agreement dated July 5, 2013 between the Registrant and Berlin-Chemie AG.

10.4††	Commercial Supply Agreement dated as of July 5, 2013 between the Registrant and Berlin-Chemie AG.

10.5(15)	Agreement dated July 18, 2013 by and between the Registrant and First Manhattan Co.

10.6(16)*	Letter Agreement dated July 18, 2013 by and among the Registrant, First Manhattan Co. and Peter Y. Tam.

10.7(17)	Fourth Amendment to the Agreement dated as of December 28, 2000 between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.), effective as of July 1, 2013.

10.8††	Commercial Supply Agreement dated July 31, 2013 by and between the Registrant and Sanofi Chimie.

31.1	Certification of Chief Executive Officer dated August 8, 2013 pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer dated August 8, 2013 pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

†	Confidential treatment granted.

††

Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 filed with the Commission on June 12, 2013.

(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission on March 28, 1997.

(3)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed with the Commission on May 8, 2013.

(4)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed with the Commission on May 8, 2013.

(5)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed with the Commission on May 8, 2013.

(6)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2013.

(7)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 24, 2013.

(8)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(9)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 filed with the Commission on April 16, 1997.

(10)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the

Commission on March 28, 2007.

(11)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2013.

(12)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2013.

(13)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 16, 2013.

(14)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 5, 2013.

(15)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2013.

(16)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 24, 2013.

(17)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 29, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2013	VIVUS, Inc.

/s/ TIMOTHY E. MORRIS
Timothy E. Morris
Sr. Vice President Finance and Global Corporate Development, Chief Financial Officer

/s/ ANTHONY P. ZOOK
Anthony P. Zook
Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

2.2(1)†	Asset Purchase Agreement dated October 1, 2010 between the Registrant, MEDA AB and Vivus Real Estate, LLC.

3.1(2)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(3)	Amended and Restated Bylaws of the Registrant.

3.3(4)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(5)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

3.5(6)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.

3.6(7)	Amendment No. 4 to the Amended and Restated Bylaws of the Registrant.

3.7(8)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(9)	Specimen Common Stock Certificate of the Registrant.

4.2(10)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

4.3(11)	Indenture dated as of May 21, 2013 by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.

4.4(12)	Form of 4.50% Convertible Senior Note due May 1, 2020.

10.1(13)	Capped Call Confirmation dated May 15, 2013 by and between the Registrant and Deutsche Bank AG, London Branch.

10.2(14)*	Form of Amended and Restated Change of Control and Severance Agreement.

10.3††	License and Commercialization Agreement dated July 5, 2013 between the Registrant and Berlin-Chemie AG.

10.4††	Commercial Supply Agreement dated as of July 5, 2013 between the Registrant and Berlin-Chemie AG.

10.5(15)	Agreement dated July 18, 2013 by and between the Registrant and First Manhattan Co.

10.6(16)*	Letter Agreement dated July 18, 2013 by and among the Registrant, First Manhattan Co. and Peter Y. Tam.

10.7(17)	Fourth Amendment to the Agreement dated as of December 28, 2000 between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.), effective as of July 1, 2013.

10.8††	Commercial Supply Agreement dated July 31, 2013 by and between the Registrant and Sanofi Chimie.

31.1	Certification of Chief Executive Officer dated August 8, 2013 pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer dated August 8, 2013 pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013,

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

*	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 2.2 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012 filed with the Commission on June 12, 2013.

(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission on March 28, 1997.

(3)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed with the Commission on May 8, 2013.

(4)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed with the Commission on May 8, 2013.

(5)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed with the Commission on May 8, 2013.

(6)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2013.

(7)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 24, 2013.

(8)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(9)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 filed with the Commission on April 16, 1997.

(10)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(11)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2013.

(12)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2013.

(13)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 16, 2013.

(14)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 5, 2013.

(15)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2013.

(16)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 24, 2013.

(17)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 29, 2013.