Form 10-Q
period 2013-09-30
VIVUS INC
filed 2013-11-07
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2013

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

At October 28, 2013, 101,704,865 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2013	December 31, 2012
	(Unaudited)	Note 1
ASSETS

Current assets:
Cash and cash equivalents	$143,121	$58,605
Available-for-sale securities	203,328	155,981
Accounts receivable, net	6,589	2,778
Inventories	37,918	25,353
Prepaid expenses and other assets	20,680	19,159
Total current assets	411,636	261,876
Property and equipment, net	2,968	1,951
Non-current assets	7,874	287
Total assets	$422,478	$264,114
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,730	$25,375
Accrued and other liabilities	21,112	14,680
Deferred revenue	20,147	1,150
Total current liabilities	58,989	41,205
Long term debt	209,642	—
Total liabilities	268,631	41,205

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 200,000 shares authorized; 101,082 and 100,659 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	101	101
Additional paid-in capital	797,092	708,921
Accumulated other comprehensive income	92	33
Accumulated deficit	(643,438)	(486,146)
Total stockholders’ equity	153,847	222,909
Total liabilities and stockholders’ equity	$422,478	$264,114

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue:
Net product revenue	$6,379	$41	$16,025	$41
License revenue	21,000	—	21,000	—
Total revenue	27,379	41	37,025	41

Operating expenses:
Cost of goods sold	741	4	1,703	4
Inventory impairment and commitment fee	—	—	10,225	—
Research and development	8,405	9,300	24,683	24,307
Selling, general and administrative	38,167	31,269	121,666	59,351
Non-recurring charges	20,743	—	24,667	—
Total operating expenses	68,056	40,573	182,944	83,662

Loss from operations	(40,677)	(40,532)	(145,919)	(83,621)

Interest and other expense (income):
Interest expense	7,674	—	11,786	3
Interest and other (income) expense, net	(5)	(59)	31	(133)
Total interest and other expense (income)	7,669	(59)	11,817	(130)
Loss from continuing operations before income taxes	(48,346)	(40,473)	(157,736)	(83,491)
Provision for income taxes	33	3	46	13
Loss from continuing operations	(48,379)	(40,476)	(157,782)	(83,504)
Income from discontinued operations, net of tax	175	80	490	282
Net loss	$(48,204)	$(40,396)	$(157,292)	$(83,222)

Basic and diluted net loss per share:
Continuing operations	$(0.48)	$(0.40)	$(1.56)	$(0.85)
Discontinued operations	0.00	0.00	0.00	0.00
Net loss per share	$(0.48)	$(0.40)	$(1.56)	$(0.85)
Shares used in per share computation:
Basic and diluted	100,904	100,438	100,769	97,505

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net loss	$(48,204)	$(40,396)	$(157,292)	$(83,222)
Other comprehensive income:
Unrealized gain on securities, net of taxes	118	50	59	12
Comprehensive loss	$(48,086)	$(40,346)	$(157,233)	$(83,210)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net loss from continuing operations	$(157,782)	$(83,504)
Adjustments to reconcile net loss to net cash used for operating activities from continuing operations:
Provision for cash discounts	—	10
Depreciation	673	124
Amortization of debt issuance costs and discounts	5,377	—
Amortization of discount or premium on available-for-sale securities	1,816	3,104
Share-based compensation expense	27,755	10,922
Loss on disposal of property and equipment	105	—
Inventory impairment	7,525	—
Changes in assets and liabilities:
Accounts receivable	(3,811)	(73)
Inventories	(19,623)	(3,011)
Prepaid expenses and other assets	(1,521)	(13,319)
Accounts payable	(7,850)	9,627
Accrued and other liabilities	7,335	3,376
Deferred revenue	18,997	453
Net cash used for operating activities from continuing operations	(121,004)	(72,291)
Net cash used for operating activities from discontinued operations	(208)	(839)
Net cash used for operating activities	(121,212)	(73,130)

Cash flows from investing activities:
Property and equipment purchases	(1,795)	(1,030)
Purchases of available-for-sale securities	(230,854)	(218,652)
Proceeds from sales and maturities of available-for-sale securities	181,750	110,638
Non-current assets	(1,419)	(282)
Net cash used for investing activities	(52,318)	(109,326)

Cash flows from financing activities:
Net proceeds from debt issuances	290,247	—
Payments for capped call transactions	(34,709)	—
Net proceeds from exercise of common stock options	2,000	13,054
Proceeds from sale of common stock through employee stock purchase plan	508	122
Net proceeds from issuance of common stock	—	192,000
Net cash provided by financing activities	258,046	205,176

Net increase in cash and cash equivalents	84,516	22,720
Cash and cash equivalents:
Beginning of period	58,605	39,554
End of period	$143,121	$62,274

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Management has evaluated all events and transactions that occurred after September 30, 2013 through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period which require recognition or disclosure in these unaudited condensed consolidated financial statements, except as disclosed in Note 14. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed on February 26, 2013 and as amended by the Form 10-K/A filed on April 30, 2013 and by the Form 10-K/A filed on June 12, 2013, with the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Revenue from Multiple Element Arrangements

The Company accounts for multiple element arrangements, such as license and commercialization agreements in which a customer may purchase several deliverables, in accordance with ASC Topic 605-25, Revenue Recognition — Multiple-Element Arrangements, or ASC 605-25. The Company evaluates how the deliverables in an arrangement should be separated and how the consideration should be allocated. The Company allocates non-contingent consideration to each stand-alone deliverable based upon the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price, if it exists, or third-party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses best estimated selling price, or BESP, for that deliverable. Revenue allocated to each element is then recognized based on when the following four basic revenue recognition criteria are met for each element: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.

Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue the Company reports. Changes in assumptions or judgments, or changes to the elements in an arrangement, could cause a material increase or decrease in the amount of revenue that the Company reports in a particular period.

ASC Topic 605-28, Revenue Recognition — Milestone Method, or ASC 605-28, established the milestone method as an acceptable method of revenue recognition for certain contingent, event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event: (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from its performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the Company. The determination that a milestone is substantive requires judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either the Company’s performance to achieve the milestone, or the enhancement of value of the item delivered as a result of a specific outcome resulting from its performance to achieve the milestone, (ii) relates solely to past performance, and (iii) is reasonable, relative to all deliverables and payment terms in the arrangement.

Other contingent, event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28. In accordance with ASC 605-25, such payments will be recognized as revenue when all of the four basic revenue recognition criteria are met.

Revenues recognized for royalty payments are recognized as earned in accordance with the terms of the license and commercialization agreements.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three and nine months ended September 30, 2013, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2012, that are of significance, or potential significance to the Company.

2. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with the Financial Accounting Standards Board, or FASB’s, Accounting Standards Codification, or ASC, topic 718, Compensation—Stock Compensation, or ASC 718.

Total share-based compensation expense for all of the Company’s share-based awards is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Research and development	$363	$1,194	$2,217	$2,659
Selling, general and administrative	2,740	3,486	12,822	8,263
Non-recurring charges	12,716	—	12,716	—
Share-based compensation expense	$15,819	$4,680	$27,755	$10,922

On July 18, 2013, the Company entered into a settlement agreement with First Manhattan Company, or First Manhattan, in connection with a proxy contest related to our 2013 Annual Meeting of Stockholders. According to the terms of the settlement agreement, more than a majority of the members of the Company’s Board of Directors resigned and new members were appointed. The change in the majority of the members of the Company’s Board of Directors, effective July 19, 2013, triggered certain “change of control” benefits in accordance with the Amended and Restated Change of Control and Severance Agreements, or the Amended Agreements, with certain of the Company’s employees; specifically, all unvested stock options held by these employees automatically vested in full and became immediately exercisable. In accordance with ASC 718, all unamortized expense for options that were expected to vest on the date of grant and the modified fair value of the options that were not expected to vest on the date of grant (due to expected forfeitures) were immediately expensed. As a result, in the three months ended September 30, 2013, the Company recognized approximately $12.7 million in additional share-based compensation expense related to this event.

Total share-based compensation cost capitalized as part of the cost of inventory is $75,000 and $467,000 for the three and nine months ended September 30, 2013, respectively.

3. CASH, CASH EQUIVALENTS AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at September 30, 2013 and December 31, 2012 are presented in the tables that follow.

As of September 30, 2013 (in thousands):

Cash and cash equivalents and available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$143,121	$—	$—	$143,121
U.S. Treasury securities	203,236	92	—	203,328
Total	346,357	92	—	346,449
Less amounts classified as cash equivalents	(143,121)	—	—	(143,121)
Total available-for-sale securities	$203,236	$92	$—	$203,328

As of December 31, 2012 (in thousands):

Cash and cash equivalents and available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$58,605	$—	$—	$58,605
U.S. Treasury securities	155,948	33	—	155,981
Total	214,553	33	—	214,586
Less amounts classified as cash equivalents	(58,605)	—	—	(58,605)
Total available-for-sale securities	$155,948	$33	$—	$155,981

As of September 30, 2013, the Company’s available-for-sale securities have original contractual maturities up to 23 months. However, the Company may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may sell these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

Fair Value Measurements

As of September 30, 2013 and December 31, 2012, all of the Company’s cash and cash equivalents and available-for-sale securities were measured at fair value on a recurring basis, and classified as Level 1 in the fair value hierarchy. There were no assets or liabilities measured on a recurring basis where Level 2 or Level 3 valuation techniques were used.

4. INVENTORIES

Inventories consist of (in thousands):

	Balance as of
	September 30, 2013	December 31, 2012
Raw materials	$23,746	$5,139
Work in process	609	2,635
Finished goods	12,981	17,506
Deferred costs	582	73
Total	$37,918	$25,353

As of September 30, 2013 and December 31, 2012, the raw materials inventories consist primarily of the active pharmaceutical ingredients, or API, for the commercialization of Qsymia® (phentermine and topiramate extended-release) capsules CIV, the finished goods inventory consists of both Qsymia and STENDRATM (avanafil) primarily for commercialization, while the work in process and deferred costs inventories relate exclusively to Qsymia. The deferred costs represent the costs of Qsymia product shipped to customers, including wholesalers, certified retail pharmacies and certified mail order pharmacies, but not yet shipped to patients through prescriptions, and for which recognition of revenue has been deferred.

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation, for the nine months ended September 30, 2013, the Company recognized a total charge of $10.2 million for inventories on hand in excess of demand, plus a purchase commitment fee. No additional charge was required in the three months ended September 30, 2013.

5. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of (in thousands):

	Balance as of
	September 30, 2013	December 31, 2012
Prepaid insurance	$3,382	$6,979
Prepaid sales and marketing expenses	4,791	5,735
Prepaid medical affairs expenses	3,136	1,782
Manufacturing capacity commitment fees	823	2,300
Withholding tax receivable	5,322	—
Other prepaid expenses and assets	3,226	2,363
Total	$20,680	$19,159

The amounts included in prepaid expenses and other assets consist primarily of prepaid insurance, deposits and prepayments for future services, primarily related to prepaid product commercialization costs for services relating to future periods in support of the sales and marketing of Qsymia in the U.S., prepayments related to medical affairs activities for Qsymia and STENDRA, interest income receivable, withholding tax receivable and manufacturing capacity commitment fees. The withholding tax receivable represents refundable foreign tax withheld on payments Menarini Group, through its subsidiary Berlin-Chemie AG, or Menarini, made to the Company. These amounts represent probable future economic benefits obtained or controlled by the Company as a result of past transactions or events, which meet the definition of an asset under FASB Concept Statement 6. As such, these costs have been deferred as prepaid expenses and other assets on the condensed consolidated balance sheet and will be either (i) charged to expense accordingly when the related prepaid services are rendered to the Company, or (ii) converted to cash when the receivables are collected by the Company.

6. NON-CURRENT ASSETS

Non-current assets consist of (in thousands):

	Balance as of
	September 30, 2013	December 31, 2012
Debt issuance costs	$6,169	$—
Other non-current assets	1,705	287
Total	$7,874	$287

The amounts included in non-current assets consist of debt issuance costs relating to the Convertible Notes and the Senior Secured Notes Due 2018 (see Note 11), which primarily consist of investment banker, legal and other professional fees, and other assets which are not expected to be realized in the next 12 months.

7. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of (in thousands):

	Balance as of
	September 30, 2013	December 31, 2012
Accrued employee compensation and benefits	$5,999	$3,859
Accrued manufacturing costs	407	4,135
Accrued sales and marketing expenses	624	2,908
Accrued interest on debt (see Note 11)	6,385	—
Accrued research and clinical expenses	3,405	1,372
Other accrued liabilities	4,292	1,503
Liabilities of discontinued operations	—	903
Total	$21,112	$14,680

The amounts included in accrued and other liabilities consist of obligations for past services, primarily related to accrued employee compensation and benefits, accrued manufacturing and product commercialization costs for services relating to past periods in support of the commercial launch of Qsymia in the U.S., accrued interest on debt, and accrued research and clinical expenses.

8.  NON-RECURRING CHARGES

Total non-recurring charges, primarily related to the proxy contest with First Manhattan, consist of (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Share-based compensation (see Note 2)	$12,716	$—	$12,716	$—
Proxy contest expenses	5,155	—	8,863	—
Employee termination and related costs	2,872	—	2,872	—
Operating lease exit costs	—	—	216	—
Non-recurring charges	$20,743	$—	$24,667	$—

On July 18, 2013, the Company entered into a settlement agreement with First Manhattan in connection with a proxy contest related to the Company’s 2013 Annual Meeting of Stockholders. According to the terms of the settlement agreement, more than a majority of the members of the Company’s Board of Directors resigned and new members were appointed. The change in the majority of the members of the Company’s Board of Directors, effective July 19, 2013, triggered certain “change of control” benefits in accordance with the Amended Agreements with certain of the Company’s employees. Under the Amended Agreements, all unvested stock options held by these employees automatically vested in full and became immediately exercisable. In addition, the resignations of both the Company’s Chief Executive Officer and President resulted in severance charges under the Amended Agreements. As part of the settlement agreement with First Manhattan, the Company agreed to pay the reasonable and documented expenses incurred by First Manhattan in connection with its proxy contest, which are estimated at approximately $3.0 million.

9. DEFERRED REVENUE

Qsymia Deferred Revenue

At September 30, 2013, the Company had $9.5 million in deferred revenue, which represents Qsymia product shipped to the Company’s certified home delivery pharmacy services networks, wholesalers and certified retail pharmacies, but not yet shipped to patients through prescriptions, net of prompt payment discounts.

SPEDRA™ Deferred Revenue

As further discussed in Note 10 below, in September 2013, the Company received €6.7 million, (€8 million, net of approximately 16% reimbursable withholding tax) from Menarini as a prepayment for future royalties on sales of SPEDRA.The gross prepayment amount of €8 million, or $10.6 million, is recorded as deferred revenue as of September 30, 2013 and will be recognized through future earnings and deducted by Menarini against future royalties owed to the Company until such amount, plus interest cost, is depleted in full.

10. LICENSE AND COMMERCIALIZATION AGREEMENT AND COMMERCIAL SUPPLY AGREEMENT WITH MENARINI

On July 5, 2013, the Company entered into a License and Commercialization Agreement, or the License Agreement, with Menarini to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, plus Australia and New Zealand. VIVUS and Menarini also entered into a Commercial Supply Agreement whereby VIVUS will supply Menarini with SPEDRA drug product.

Under the terms of the License Agreement, VIVUS has received certain upfront payments and is eligible to receive various approval and sales milestones potentially totaling €79 million, plus royalties on SPEDRA sales. Upon the signing of the License Agreement, we received a payment of €6.7 million, (€8 million, net of approximately 16% reimbursable withholding tax), for the non-refundable, non-creditable license fee, as well as a payment of €6.7 million, (€8 million, net of approximately 16% reimbursable withholding tax), for a regulatory milestone payment, related to the approval of the SPEDRA marketing authorization by the European Commission. Although this payment was described in the License Agreement as a regulatory milestone payment for the marketing authorization approval in Europe, it is essentially an additional license fee because the approval by the European Commission was obtained prior to the final execution of the License Agreement. In addition, in September 2013, VIVUS received another payment of €6.7 million, (€8 million, net of approximately 16% reimbursable withholding tax), as a prepayment for future royalties on sales of SPEDRA. This amount has been recorded as deferred revenue as of September 30, 2013 and will be recognized as royalty income when earned. For the three months and nine months ended September 30, 2013, VIVUS has recognized €16.0 million, or $21.0 million, as license revenue, as the Company has determined that revenue was earned upon the delivery of the license rights and related know-how. Under the Commercial Supply Agreement, VIVUS will supply the SPEDRA drug product to Menarini on a cost-plus basis.

In accordance with ASC 605-25, VIVUS identified the license and related know-how and supply services as separate deliverables under the agreements.  The Company determined that the license and related know-how and supply services individually represent separate units of accounting because each deliverable has stand-alone value.  The Company determined that the license and related know-how have stand-alone value based on various facts and circumstances in the arrangement, including Menarini’s option to sublicense. Although Menarini is precluded from reselling the license, Menarini’s ability to use the delivered license and related know-how for its intended purpose without the receipt of the remaining deliverable indicated that the license and related know-how have stand-alone value.

VIVUS determined that the supply services have stand-alone value because: (i) the manufacturing process is not proprietary to the Company; (ii) a third party manufacturer produces the product, and (iii) Menarini may at any time with notice to the Company elect to accept assignment of VIVUS’s agreements with the third party manufacturer, or manufacture the licensed product itself or contract with a third party manufacturer to produce it.

The Company allocated the non-contingent consideration relating to the stand-alone deliverables on the basis of relative selling price, which is BESP because VSOE or TPE are unavailable for these deliverables. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis.  BESP for the license is based on discounted future projected cash flows relating to the licensed territories.  Revenue related to the license was recognized in the third quarter of 2013 when the license and all related knowledge and data had been transferred.  BESP for the supply services is based on third party costs to manufacture the licensed product, plus a mark-up consistent with similar agreements.  Revenues allocated to the supply services will be recognized when the product has met all required specifications and the related title and risk of loss and damages have been transferred to Menarini.  The Company has determined that achievement of any and all of the milestones is dependent solely upon the results of Menarini and therefore none of the milestones are deemed to be substantive.  Royalties to be received from Menarini will be recognized by the Company based upon the net sales of the product by Menarini.  As of September 30, 2013, no supply services have been provided and the SPEDRA drug product has not yet launched, thus no revenues for supply services and royalties have been recognized.

11. LONG TERM DEBT

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

The Convertible Notes are accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options. Under ASC 470-20, issuers of convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are required to separately account for the liability (debt) and equity (conversion option) components. The Company analyzed the conversion feature to determine if it was required to be bifurcated and treated as a derivative liability and determined that it did not. Rather, the Company is required to separately account for the liability and equity components of the convertible debt instrument. The Company determined the fair value of the liability component by estimating a risk adjusted interest rate, or market yield, at the time of issuance for similar notes that do not include the equity component. To arrive at the appropriate risk adjusted rate, or market yield, for the Convertible Notes, the Company performed (i) a synthetic credit rating analysis estimating the issuer level credit rating of the Company using a regression model; (ii) research on appropriate market yields using option adjusted spread indications for similar credit ratings, and (iii) considered the market yield implied for the Convertible Notes from a binomial lattice model, or Level 3 inputs. The risk adjusted interest rate was used to compute the initial fair value of the liability component of $154.7 million. The excess of the proceeds received from the Convertible Notes over the amount allocated to the liability component, of $95.3 million, is allocated to the equity component and recorded to additional paid-in capital. This excess is reported as a debt discount and is amortized as non-cash interest expense, using the interest method, over the expected life of the Convertible Notes. The conversion option will not be subsequently remeasured as long as it continues to meet conditions for equity classification.

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

The combined effective interest rate on the liability component was 15.2%. Total interest expense of $5.7 million and $8.1 million was recognized during the three and nine month periods ended September 30, 2013, respectively, which includes $3.4 million and $4.9 million of amortization of the debt discount during the three and nine month periods ended September 30, 2013, respectively. The remaining expected life of the Convertible Notes at September 30, 2013 is 5.2 years. As of September 30, 2013, the Convertible Notes were not convertible and the if-converted value did not exceed their principal amount.

In connection with the issuance of the Convertible Notes, the Company entered into capped call transactions with certain counterparties affiliated to the underwriters. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the Convertible Notes. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company’s common stock underlying the Convertible Notes, with a strike price equal to the conversion price of the notes and with a cap price equal to $20 per share. The fair value of the purchased capped calls of $34.7 million was recorded to stockholders’ equity.

Senior Secured Notes Due 2018

On March 25, 2013, the Company entered into the Purchase and Sale Agreement, or the Agreement, between the Company and BioPharma Secured Investments III Holdings Cayman LP, a Cayman Islands exempted limited partnership, or BioPharma, providing for the purchase of a debt-like instrument, or the Senior Secured Notes. Under the Agreement, the Company received $50 million, less $500,000 in funding and facility payments, at the initial closing on April 9, 2013. The Company may also elect prior to December 31, 2013, subject to certain terms and conditions, to receive an additional $60 million, less $600,000 in a funding payment, at the secondary closing no earlier than April 30, 2013 and no later than January 15, 2014. The Company was responsible for all reasonable and documented out-of-pocket legal costs and fees incurred by BioPharma related to the Agreement, subject to a cap of $300,000.

Net proceeds from the initial financing were approximately $48.4 million. The Company is obligated to make scheduled quarterly payments. The first payment is scheduled to be made in the second quarter of 2014 and the final payment is scheduled to be made in the second quarter of 2018. The scheduled quarterly payments are subject to the net sales of (i) Qsymia® (and any derivative or improvement thereof, including Qsiva™ as it relates to the European Union), or the Product, and (ii) any other obesity agent developed or marketed by the Company or its affiliates or licensees. The scheduled quarterly payments, other than the payment(s) scheduled to be made in the second quarter of 2018, are capped at the lower of the scheduled payment amounts or 25% of the net sales of (i) and (ii) above. Accordingly, if 25% of the net sales is less than the scheduled quarterly payment, then 25% of the net sales is due for that quarter, with the exception of the payment(s) scheduled to be made in the second quarter of 2018, when any unpaid scheduled quarterly payments plus any accrued and unpaid make-whole premiums must be paid. Any quarterly payment less than the scheduled quarterly payment amount will be subject to a make-whole premium equal to the applicable scheduled quarterly payment of the preceding quarter less the actual payment made to BioPharma for the preceding quarter multiplied by 1.03. Regardless, the Company may pay scheduled quarterly payments out of any available funds notwithstanding Product net sales. The Company also has the option to prepay all scheduled quarterly payments as specified in the Agreement. Assuming all scheduled quarterly payments are made timely and in full, the annual implied effective interest rate is 13.38% per annum. The imputed interest for the Senior Secured Notes was $1.7 million and $3.2 million during the three and nine month periods ended September 30, 2013, respectively.

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

The following table summarizes information on the debt (in thousands) as of:

September 30, 2013
Convertible Senior Notes due 2020:
Fair value of the liability component	$154,738
Accumulated accretion of discount	4,904
Net carrying value	$159,642
Senior Secured Notes due 2018:
Carrying value	$50,000
Total Notes:
Fair value of the liability component	$204,738
Accumulated accretion of discount	4,904
Net carrying amount	$209,642

12. NET INCOME (LOSS) PER SHARE

The Company computes basic net income (loss) per share applicable to common stockholders based on the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options or upon a net share settlement of the Company’s Convertible Notes. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the price exceeds the average market price over the period have an anti-dilutive effect on net income per share and, accordingly, are excluded from the calculation. As discussed in Note 11, the triggering conversion conditions that allow holders of the Convertible Notes to convert have not been met. If such conditions are met and the note holders opt to convert, the Company may choose to pay in cash, common stock, or a combination thereof; however, if this occurs, the Company has the intent and ability to net share settle this debt security; thus the Company uses the treasury stock method for earnings per share purposes. Due to the effect of the capped call instrument purchased in relation to the Convertible Notes, there would be no net shares issued until the market value of the Company’s stock exceeds $20 per share, and thus no impact on diluted net income per share. Further, when there is a net loss, potentially dilutive common equivalent shares are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

As the Company recognized a net loss for the three and nine months ended September 30, 2013 and September 30, 2012, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three months ended September 30, 2013 and September 30, 2012, 5,626,000 and 4,242,000 options outstanding, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive. For the nine months ended September 30, 2013 and September 30, 2012, 6,026,000 and 4,053,000 options outstanding, respectively, were not included in the computation of diluted net loss per share because the effect would be anti-dilutive.

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

On July 12, 2013, various current and former officers and directors of the Company were named as defendants in a separate shareholder derivative lawsuit filed in the California Superior Court, Santa Clara County and captioned Ira J. Gaines IRA, et al. v. Leland F. Wilson, et al., Case No.1-13-CV-249436.  The lawsuit generally alleges breaches of the fiduciary duty of care in connection with the launch of Qsymia, breaches of the duty of loyalty and insider trading by some defendants for selling Company stock while purportedly being aware that the Qsymia launch would be less successful than predicted and corporate waste. Again, the Company is named as a nominal defendant, and no recovery from the Company is sought. As with the other shareholder litigation, the Company does have certain indemnification obligations to the named defendants, including to advance defense costs to the individuals. The Company also maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the proceedings, subject to the policies’ terms and conditions. The individual defendants deny the material allegations and have indicated an intention to defend them vigorously. On October 21, 2013, the Company filed a demurrer seeking to have the lawsuit dismissed in its entirety for failure to make a pre-suit demand upon the Company’s Board of Directors or plead sufficient facts to show that such demand would have been futile.

Proxy Related Lawsuit

On July 16, 2013, First Manhattan, the owner of approximately 9.9% of the outstanding shares of common stock of the Company, commenced an action in the Court of Chancery of the State of Delaware, naming the then-serving members of the board of directors of the Company as defendants and the Company as a nominal defendant. The action was captioned First Manhattan Co. v. Leland F. Wilson, et al., C.A. No. 8731-VCL. In its verified complaint, First Manhattan alleged that the Company’s directors breached their fiduciary duties in connection with the Board’s decision to adjourn the annual stockholders meeting from July 15, 2013 until July 18, 2013. The verified complaint sought declaratory and injunctive relief, including enjoining the defendants from soliciting proxies, directing the inspector of elections to certify the election of directors based on votes that were present and prepared to be voted on July 15, 2013 before the annual stockholders meeting was adjourned, and prohibiting defendants from taking any actions as directors of the Company. The verified complaint did not seek damages from the Company or the defendant board members. The parties entered into a settlement agreement on July 18, 2013, and the action was dismissed with prejudice on July 19, 2013. As part of the settlement agreement with First Manhattan, the Company agreed to pay the reasonable and documented expenses incurred by First Manhattan in connection with its proxy contest, which are estimated at approximately $3.0 million.

14. SUBSEQUENT EVENTS

License and Commercialization Agreement and Commercial Supply Agreement for STENDRA

On October 10, 2013, the Company, entered into a License and Commercialization Agreement, or the License Agreement, and a Commercial Supply Agreement, or the Supply Agreement, with Auxilium Pharmaceuticals, Inc., or Auxilium.

Under the terms of the License Agreement, Auxilium received an exclusive license to commercialize and promote VIVUS’s drug STENDRA™ (avanafil) for the treatment of erectile dysfunction in the United States and Canada and their respective territories, or the Territory. Additionally, following the completion of certain events, VIVUS has agreed to transfer to Auxilium ownership of the product marketing authorization for STENDRA for the treatment of erectile dysfunction, which was granted by the FDA in April 2012. Each party agreed not to develop, commercialize, or in-license any other product that operates as a PDE5 inhibitor for the treatment of erectile dysfunction in the Territory for a limited time period, subject to certain exceptions. A PDE5 inhibitor means any product that operates as a phosphodiesterase type 5 inhibitor.

VIVUS received an upfront license fee of $30 million in October 2013, and is expected to receive various milestone payments, plus royalty payments on STENDRA sales. VIVUS is eligible to receive a regulatory milestone payment of $15 million upon approval by the FDA of a specific time of onset claim for STENDRA in the Territory. In addition, VIVUS is eligible to receive up to an aggregate of $255 million in potential milestone payments based on certain net sales targets by

Auxilium. Further, VIVUS is eligible to receive royalty payments based on tiered percentages of the aggregate annual net sales of STENDRA in the Territory on a quarterly basis. The percentage of Auxilium’s aggregate annual net sales to be paid to VIVUS increases in accordance with the achievement of specific thresholds of aggregate annual net sales of STENDRA in the Territory. If Auxilium’s net sales of STENDRA in a country are reduced by certain amounts following the entry of a generic product to the market, royalty payments will be reduced by certain percentages based on such reductions. Auxilium will also reimburse VIVUS for payments made to cover various obligations to Mitsubishi Tanabe Pharmaceutical Corporation during the term of the License Agreement.

Auxilium will receive an exclusive license, with a right to sublicense, subject to certain limitations, under certain of VIVUS’s trademarks, including STENDRA, to market, sell and distribute STENDRA for the treatment of erectile dysfunction in the Territory. In addition, Auxilium will receive an exclusive license, with a right to sublicense, subject to certain limitations, under certain of VIVUS’s patents and know-how (i) to use, distribute, import, promote, market, sell, offer for sale and otherwise commercialize STENDRA for the treatment of erectile dysfunction in the Territory, (ii) to make and have made STENDRA anywhere in the world, with certain exceptions, where STENDRA is solely for use or sale for the treatment of erectile dysfunction in the Territory, and (iii) to conduct certain development activities on STENDRA for the treatment of erectile dysfunction in support of obtaining regulatory approval in the Territory.

Auxilium will obtain STENDRA exclusively from VIVUS for a mutually agreed term pursuant to the Supply Agreement, as further described below. Auxilium may elect to transfer the control of the supply chain for STENDRA for the Territory to itself or its designee by assigning to Auxilium VIVUS’s agreements with the contract manufacturer, which is referred to below as the Supply Chain Transfer.

At VIVUS’s sole cost and expense, VIVUS shall be responsible for preparing and filing with the FDA the appropriate documents to obtain a label expansion for STENDRA referencing a specific time of onset claim. VIVUS shall use commercially reasonable efforts to obtain approval of such label expansion filing. Further, VIVUS shall be responsible for conducting any post-regulatory studies of STENDRA that are required by the FDA in the Territory. Such costs will be split equally between the parties up to a specified amount and then once the specified amount is reached VIVUS shall be solely responsible for the remainder of the costs.

The License Agreement will terminate on a country-by-country basis upon the later to occur of the following: (a) ten (10) years after the STENDRA product launch in such country; or (b) the expiration of the last to expire patents within the VIVUS patents covering STENDRA in such country. In addition, Auxilium may terminate the License Agreement (i) for any reason following the one (1) year anniversary of the STENDRA launch in the U.S upon one hundred eighty (180) days written notice, and (ii) upon the entry of a generic avanafil product into the market upon thirty (30) days written notice. VIVUS may terminate the License Agreement (i) immediately upon written notice to Auxilium if Auxilium is excluded from participation in the U.S. federal healthcare programs and fails to cure such exclusion within one hundred twenty (120) days, and (ii) if Auxilium challenges the VIVUS patents covering STENDRA upon written notice to Auxilium. Either party may terminate the License Agreement for the other party’s uncured material breach or bankruptcy.

Under the terms of the Supply Agreement, VIVUS will supply Auxilium with STENDRA drug product until December 31, 2018 at the latest. For 2015 and each subsequent year during the term of the Supply Agreement, if Auxilium fails to purchase an agreed minimum purchase amount of STENDRA from VIVUS, it will reimburse VIVUS for the shortfall as it relates to VIVUS’s out of pocket costs to acquire certain raw materials needed to manufacture STENDRA. Either party may terminate the Supply Agreement for the other party’s uncured material breach or bankruptcy, or upon the termination of the License Agreement. The Supply Agreement will automatically terminate upon completion of the Supply Chain Transfer, as described above.

Cost Reduction Plan

As part of the Company’s ongoing efforts to reduce costs by eliminating expenses that are not essential to expanding the use of Qsymia, the Company has implemented a cost reduction plan which will reduce the Company’s workforce by approximately 20 employees, or 17% of our workforce, excluding the sales force of 150, in the fourth quarter of 2013. The Company expects to complete the cost reduction plan by the end of 2013, and anticipates incurring pre-tax non-recurring charges in the range of $6 million to $8 million in the fourth quarter of 2013, including approximately $4 million to $5 million in employee termination costs, $1 million to $1.5 million in non-cash share-based compensation expense related to the automatic acceleration of vesting of unvested stock options held by the terminated employees, and $1 million to $1.5 million in operating lease exit costs. The Company expects to realize approximately $6 million to $8 million in annual net cost savings beginning in fiscal year 2014. The estimates of the charges and costs that the Company expects to incur and the annual net costs savings that the Company expects to realize in connection with the cost reduction plan, and the timing thereof, are subject to a number of assumptions and actual results may materially differ.

New Principal Financial Officer

On November 4, 2013, the Company and Timothy E. Morris entered into a letter agreement, or the Letter Agreement, in connection with the Amended and Restated Change of Control and Severance Agreement by and between the Company and Mr. Morris, effective as of July 1, 2013, or the Severance Agreement. In connection with the change in the majority of the Board of Directors of the Company and the material reduction or change in job duties and responsibilities as a result of no longer having the duties and responsibilities of the Chief Financial Officer or those associated as the head of investor relations, human resources and corporate development, the Company acknowledges and agrees that Mr. Morris is entitled to terminate his employment for Good Reason (as defined in the Severance Agreement). Under the terms of the Letter Agreement, Mr. Morris will continue his employment with the Company until December 31, 2013 to assist with the transition of his duties. On December 31, 2013, Mr. Morris’s employment will terminate automatically for Good Reason, and Mr. Morris will be entitled to severance payments and benefits pursuant to the terms of the Severance Agreement.

On November 5, 2013, the Board of Directors of the Company appointed Svai Sanford, the Company’s Corporate Controller, as interim Chief Financial Officer effective November 5, 2013, or the Effective Date. As of the Effective Date, Mr. Sanford has assumed the duties of the Company’s principal financial officer on an interim basis.

No new compensatory or severance arrangements were entered into in connection with Mr. Sanford’s appointment as interim Chief Financial Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Conditions and Results of Operations and other parts of this Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward looking words or phrases such as “may,” “believe,” “expect,” “forecast,” “intend,” “anticipate,” “predict,” “should,” “planned,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our limited commercial experience with Qsymia® in the United States, or U.S.; (2) the timing of initiation and completion of the clinical studies required as part of the approval of Qsymia by the U.S. Food and Drug Administration, or FDA; (3) the response from the FDA to the data that VIVUS will submit relating to post-approval clinical studies; (4) the impact of the indicated uses and contraindications contained in the Qsymia label and the Risk Evaluation and Mitigation Strategy, or REMS, requirements; (5) our ability to continue to certify and add to the Qsymia retail pharmacy network and sell Qsymia through this network; (6) whether the Qsymia retail pharmacy network will simplify and reduce the prescribing burden for physicians, improve access and reduce waiting times for patients seeking to initiate therapy with Qsymia; (7) that we may be required to provide further analysis of previously submitted clinical trial data; (8) the negative opinion of the European Medicines Agency’s, or EMA, Committee for Medicinal Products for Human Use, or CHMP, regarding the Marketing Authorization Application, or MAA, for Qsiva™ for the treatment of obesity in Europe and the impact of that opinion on the outcome of the planned resubmission of the Qsiva MAA under the centralized procedure; (9) our ability to successfully seek approval for Qsymia in other territories outside the U.S. and European Union, or EU, (10) whether healthcare providers, payors and public policy makers will recognize the significance of the American Medical Association, or AMA, officially recognizing obesity as a disease, or the new American Association of Clinical Endocrinologists, or AACE, guidelines; (11) our ability to successfully commercialize Qsymia including risks and uncertainties related to expansion to retail distribution, the broadening of payor reimbursement, the expansion of Qsymia’s primary care presence, and the outcomes of our discussions with pharmaceutical companies and our strategic and franchise-specific pathways for Qsymia; (12) our ability to focus our promotional efforts on health care providers and on patient education that, along with increased access to Qsymia and ongoing improvements in reimbursement, will result in the accelerated adoption of Qsymia; (13) our ability to eliminate expenses that are not essential to expanding the use of Qsymia and fully realize the anticipated benefits from the cost reduction plan, including the timing thereof; (14) the impact of greater cost reduction plan expenses than currently anticipated and lower annual net cost savings than currently expected; (15) the impact of the cost reduction plan on the Company’s business and unanticipated charges not currently contemplated that may occur as a result of the cost reduction plan; (16) our ability to ensure that the entire supply chain for Qsymia efficiently and consistently delivers Qsymia to our customers; (17) risks and uncertainties related to the timing, strategy, tactics and success of the launch and commercialization of STENDRA™ (avanafil) in the United States and Canada by Auxilium Pharmaceuticals, Inc., or Auxilium; (18) risks and uncertainties related to the launch and commercialization of SPEDRA™ (avanafil) in the EU, plus Australia and New Zealand, by Menarini Group through its subsidiary Berlin-Chemie AG, or Menarini; (19) risks and uncertainties related to the milestones, payments and royalties under the STENDRA and SPEDRA agreements; (20) our ability to successfully complete on acceptable terms and on a timely basis avanafil partnering discussions for territories in which we do not have a commercialization alliance; (21) the timing of the qualification and subsequent approval by regulatory authorities of Sanofi Chimie as a qualified supplier of STENDRA/SPEDRA, Sanofi Chimie’s ability to undertake worldwide manufacturing of the avanafil active pharmaceutical ingredient, or API; (22) whether the FDA and/or EMA will approve the amendments we intend to submit to include the recently announced study results showing avanafil is effective for sexual activity within 15 minutes in men with ED; (23) the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand; (24) our ability to accurately forecast Qsymia demand; (25) our ability to increase Qsymia sales in 2014 through growth in certified retail pharmacies, expansion of reimbursement coverage and the use of a more focused selling message; (26) the number of Qsymia prescriptions dispensed through the mail order system and through certified retail pharmacies, as well as the impact of seasonality on the number of prescriptions and the current weekly prescription trends through the end of 2013; (27) the impact of promotional programs for Qsymia on the Company’s net product revenue and net income (loss) in future periods; (28) our history of losses and variable quarterly results; (29) substantial competition; (30) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (31) uncertainties of government or third-party payor reimbursement; (32) our reliance on sole source suppliers; (33) our reliance on third parties and our collaborative partners; (34) our failure to continue to develop innovative investigational drug candidates and drugs; (35) risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations; (36) our ability to demonstrate through clinical testing the safety and effectiveness of our investigational drug candidates; (37) the timing of initiation and completion of clinical trials and submissions to foreign authorities; (38) the results of post-marketing studies are not favorable; (39) compliance with post-marketing regulatory standards is not maintained; (40) the volatility and liquidity of the financial markets; (41) our liquidity and capital resources; (42) our expected future revenues, operations and expenditures; (43) potential change in our business strategy to enhance long term stockholder value; (44) the impact, if any, of the expansion of our Board of Directors to include predominantly new members, the recent appointment of a new Chief Executive Officer and an interim Chief Financial Officer, the resignation of our President, and the decision of our Chief Financial Officer to exercise his right to terminate his employment for Good Reason (as defined in his Amended and Restated Change of Control and Severance Agreement with the Company, effective as of July 1, 2013); and (45) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, or the Commission, including those set forth in this filing as “Item 1A. Risk Factors.”

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

OVERVIEW

VIVUS is a biopharmaceutical company with two FDA approved therapies, Qsymia and STENDRA. Our drug, Qsymia (phentermine and topiramate extended-release) was approved by the FDA on July 17, 2012, as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adult patients with an initial body mass index (BMI) of 30 or greater (obese), or 27 or greater (overweight) in the presence of at least one weight-related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol (dyslipidemia). Qsymia incorporates a proprietary formulation combining low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. On September 17, 2012, we announced the U.S. market availability of Qsymia through a certified home delivery network, which includes CVS Pharmacy, Express Scripts, Walgreens, Wal-Mart Pharmacy, and, for its members only, Kaiser Permanente. On July 1, 2013, we announced initial availability of Qsymia through approximately 8,000 Walgreens, Costco and Duane Reade retail pharmacies nationwide. As of the date of this report, Qsymia is available in over 31,000 certified retail pharmacies nationwide. We intend to continue to certify and add new pharmacies to the Qsymia retail pharmacy network, including national and regional chains as well as independent pharmacies, in the fourth quarter of 2013 and beyond. In addition, Qsymia continues to be available through a certified home delivery pharmacy network for patients who prefer to receive Qsymia by mail.

As part of the approval of Qsymia, we are committed to conducting post-marketing studies. We intend to conduct a study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, studies to assess the safety and efficacy of Qsymia for weight management in obese pediatric and adolescent subjects, studies to assess drug utilization and pregnancy exposure and a study to assess renal function, as well as animal and in vitro studies. We anticipate beginning certain of these studies in the first quarter of 2014.

In October 2012, we received the formal opinion from the CHMP recommending against approval of the MAA for Qsiva (the approved trade name for Qsymia in the EU) in the EU due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We appealed this opinion and requested a re-examination of the decision by the CHMP. After re-examination, on February 21, 2013, the CHMP affirmed their earlier opinion. On September 20, 2013, we submitted to the EMA a request for scientific advice regarding use of a pre-specified interim analysis from the AQCLAIM cardiovascular outcomes trial to support the resubmission of the MAA for approval in Europe of Qsiva for obesity under the centralized procedure. We also intend to seek approval for Qsymia in other territories outside the United States and EU. We intend to commercialize Qsymia in territories where we obtain approval through collaboration agreements with third-parties.

Our drug, STENDRA, or avanafil, is an oral phosphodiesterase type 5, or PDE5, inhibitor that we have licensed from Mitsubishi Tanabe Pharmaceutical Corporation, or MTPC. STENDRA was approved by the FDA on April 27, 2012, for the treatment of erectile dysfunction, or ED, in the United States. On October 10, 2013, we entered into an agreement providing Auxilium Pharmaceuticals, Inc., or Auxilium, the exclusive rights to market STENDRA in the United States and Canada. As part of the approval of STENDRA, we are committed to conducting post-marketing studies. On June 26, 2013, the European Commission, or EC, adopted the implementing decision granting marketing authorization for SPEDRA (the approved trade name for avanafil in the EU) for the treatment of ED in the EU. On July 5, 2013, we entered into an agreement with Menarini to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, plus Australia and New Zealand. We are currently in discussions with potential collaboration partners to market and sell STENDRA for the remaining territories in which we do not have a commercial alliance.

Foreign regulatory approvals, including approval to market Qsiva in the EU, may not be obtained on a timely basis, or at all, and the failure to receive regulatory approvals in a foreign country would prevent us from marketing our products in that market, which could have a material adverse effect on our business, financial condition and results of operations.

Recent Developments

Management Changes

On August 31, 2013, Anthony P. Zook resigned from the position of Chief Executive Officer of the Company, and from the Board effective as of September 3, 2013, due to recurring issues associated with a previously-diagnosed medical condition. After consultations with his physician, Mr. Zook determined that he must focus attention on a resolution of this condition.

Also on August 31, 2013, the Board appointed Seth H. Z. Fischer to serve as the Chief Executive Officer of the Company and as a member of the Board effective as of September 3, 2013. Mr. Fischer has three decades of healthcare experience in the pharmaceutical and medical device industries, including 29 years with Johnson & Johnson, most recently as Company Group Chairman, Johnson & Johnson and Worldwide Franchise Chairman, Cordis Corporation from 2008 to 2012.

On September 27, 2013, we announced that Peter Y. Tam resigned as President of the Company, effective October 12, 2013.

On November 4, 2013, we entered into a letter agreement, or the Letter Agreement, in connection with the Amended and Restated Change of Control and Severance Agreement with Timothy E. Morris, effective as of July 1, 2013, or the Severance Agreement. In connection with the change in the majority of the Board of Directors of the Company and the material reduction or change in job duties and responsibilities as a result of no longer having the duties and responsibilities of the Chief Financial Officer or those associated as the head of investor relations, human resources and corporate development, the Company acknowledges and agrees that Mr. Morris is entitled to terminate his employment for Good Reason (as defined in the Severance Agreement). Under the terms of the Letter Agreement, Mr. Morris will continue his employment with the Company until December 31, 2013 to assist with the transition of his duties. On December 31, 2013, Mr. Morris’s employment will terminate automatically for Good Reason (as defined in the Severance Agreement), and Mr. Morris will be entitled to severance payments and benefits pursuant to the terms of the Severance Agreement.

On November 5, 2013, the Board of Directors of the Company appointed Svai Sanford, the Company’s Corporate Controller, as interim Chief Financial Officer. As of November 5, 2013, Mr. Sanford has assumed the duties of the Company’s principal financial officer on an interim basis.

Update to European Filing Strategy for Qsiva

On September 20, 2013, we submitted to the European Medicines Agency, or EMA, a request for scientific advice regarding use of a pre-specified interim analysis from the AQCLAIM cardiovascular outcomes trial to support the resubmission of the marketing authorization application, or MAA, for approval of Qsiva for obesity in Europe under the centralized procedure. In order to accommodate advice from the European authorities, we anticipate that patient enrollment for the AQCLAIM study will commence in the first quarter of 2014.

License and Commercialization Agreement for the Marketing Rights to STENDRA in the United States and Canada

On October 10, 2013, we entered into a License and Commercialization Agreement providing Auxilium the exclusive rights to market STENDRA in the United States and Canada. We also simultaneously signed a Commercial Supply Agreement with Auxilium pursuant to which we will be responsible for the manufacture and supply of STENDRA to Auxilium for a mutually agreed term. Under the License and Commercialization Agreement, we are eligible to receive up to $300 million based on certain regulatory and sales milestones, including an upfront licensing fee of $30 million, which we received in October 2013, and a $15 million payment contingent upon a potential label amendment regarding onset-of-action, in addition to royalties on product sales. The License and Commercialization Agreement will terminate on a country-by-country basis upon the later to occur of the following: (a) ten (10) years after the STENDRA product launch in such country; or (b) the expiration of the last to expire patents within the VIVUS patents covering STENDRA in such country. In addition, Auxilium may terminate the License and Commercialization Agreement (i) for any reason following the one (1) year anniversary of the STENDRA launch in the U.S upon one hundred eighty (180) days written notice, and (ii) upon the entry of a generic avanafil product into the market upon thirty (30) days written notice. VIVUS may terminate the License and Commercialization Agreement (i) immediately upon written notice to Auxilium if Auxilium is excluded from participation in the U.S. federal healthcare programs and fails to cure such exclusion within one hundred twenty (120) days, and (ii) if Auxilium challenges the VIVUS patents covering STENDRA upon written notice to Auxilium. Either party may terminate the License and Commercialization Agreement for the other party’s uncured material breach or bankruptcy.

Cost Reduction Plan

As part of our ongoing efforts to reduce costs by eliminating expenses that are not essential to expanding the use of Qsymia, we have implemented a cost reduction plan which will reduce our workforce by approximately 20 employees, or 17% of our workforce, excluding the sales force of 150, in the fourth quarter of 2013. We expect to complete the cost reduction plan by the end of 2013, and anticipate incurring pre-tax non-recurring charges in the range of $6 million to $8 million in the fourth quarter of 2013, including approximately $4 million to $5 million in employee termination costs, $1 million to $1.5 million in non-cash share-based compensation expense related to the automatic acceleration of vesting of unvested stock options held by the terminated employees, and $1 million to $1.5 million in operating lease exit costs. We expect to realize approximately $6 million to $8 million in annual net cost savings beginning in fiscal year 2014. The estimates of the charges and costs that we expect to incur and the annual net costs savings that we expect to realize in connection with the cost reduction plan, and the timing thereof, are subject to a number of assumptions and actual results may differ materially.

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

•                  continuing to lower out-of-pocket costs for patients with discount programs, increased third-party payor coverage and changes in public policy; and

•                  establishing medical obesity treatment as a widely accepted, chronic category supported by treatment guidelines.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to available-for-sale securities, research and development expenses, income taxes, inventories, revenues, including revenues from multiple element arrangements, contingencies and litigation and share-based compensation. We base our estimates on historical experience, information received from third-parties and on various market specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

Revenue from Multiple Element Arrangements

We account for multiple element arrangements, such as license and commercialization agreements in which a customer may purchase several deliverables, in accordance with ASC Topic 605-25, Revenue Recognition — Multiple-Element Arrangements, or ASC 605-25. We evaluate how the deliverables in an arrangement should be separated and how the consideration should be allocated. We allocate non-contingent consideration to each deliverable based upon the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price, if it exists, or third-party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exist for a deliverable, we use best estimated selling price, or BESP, for that deliverable. Revenue allocated to each element is then recognized based on when the following four basic revenue recognition criteria are met for each element: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.

Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. Changes in assumptions or judgments, or changes to the elements in an arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period.

ASC Topic 605-28, Revenue Recognition — Milestone Method (ASC 605-28), established the milestone method as an acceptable method of revenue recognition for certain contingent, event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event: (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive requires judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance, and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

Other contingent, event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28.  In accordance with ASC 605-25, such payments will be recognized as revenue when all of the four basic revenue recognition criteria are met.

Revenues recognized for royalty payments are recognized as earned in accordance with the terms of the license and commercialization agreements.

Fair Value of Financial Instruments

Financial instruments include cash equivalents, available-for-sale securities, accounts payable and accrued liabilities. Available-for-sale securities are carried at estimated fair value. The carrying value of cash equivalents, accounts payable and accrued liabilities approximate their estimated fair value due to the relatively short nature of these instruments. All of our cash equivalents and available-for-sale securities, totaling $346.4 million at September 30, 2013, have been classified as Level 1 assets.

In May 2013, we closed on an offering totaling $250.0 million in Convertible Notes. The fair value of the liability component of the Convertible Notes, excluding the conversion feature, was derived using a binomial lattice model, or Level 3 inputs. To arrive at the appropriate risk adjusted rate, or market yield, for the Convertible Notes, we performed (i) a synthetic credit rating analysis estimating the issuer level credit rating of the Company using a regression model; (ii) research on appropriate market yields using option adjusted spread indications for similar credit ratings, and (iii) considered the market yield implied for the Convertible Notes from a binomial lattice model. Using these inputs, the initial fair value of the liability component of the Convertible Notes was estimated at $154.7 million. The Convertible Notes are described further below and in Note 11 to the unaudited condensed consolidated financial statements contained in this Form 10-Q.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the quarter and nine months ended September 30, 2013, as compared to the recent accounting pronouncements described in our Form 10-K for the year ended December 31, 2012, that are of significance, or potential significance to the Company.

RESULTS OF OPERATIONS

For the third quarter of 2013, net product revenue from sales of Qsymia was $6.4 million. In addition, we recognized $21.0 million in license revenue from the SPEDRA commercialization agreement with Menarini. In September 2012, we began distributing Qsymia to the certified home delivery pharmacies in our network, and Qsymia became available in retail pharmacies in July 2013. For the three and nine months ended September 30, 2012, net product revenue from sales of Qsymia was $41,000.

Net loss for the third quarter of 2013 was $48.2 million, or $0.48 net loss per share, as compared to a net loss of $40.4 million, or $0.40 net loss per share, during the third quarter of 2012. The increased net loss for the third quarter of 2013, as compared to the third quarter of 2012, is primarily attributable to higher selling, general and administrative expenses of $6.9 million, increased interest expense of $7.7 million related to the debt financiangs as described below under Contractual Obligations, and $20.7 million of non-recurring charges related to the proxy contest in connection with our 2013 Annual Meeting of Stockholders, which was resolved in July 2013 and resulted in a change in the majority of the members of our Board of Directors. Included in the non-recurring charges for the third quarter of 2013 were $2.9 million of severance charges in connection with the resignations of both our former Chief Executive Officer and President, $5.1 million of fees and related expenses (including approximately $3.0 million of out-of-pocket expenses to be reimbursed to First Manhattan Company), and $12.7 million of non-cash share-based compensation expense related to the automatic acceleration of vesting of unvested stock options held by certain employees, which resulted from the change in the majority of the members of our Board. These increases were partially offset by license revenue of $21.0 million.

Net product revenue from sales of Qsymia for the first nine months of 2013 was $16.0 million, and the license revenue was $21.0 million. For the nine months ended September 30, 2013, we reported a net loss of $157.3 million or $1.56 net loss per share, as compared to a net loss of $83.2 million, or $0.85 net loss per share, during the first nine months of 2012. The increased net loss for the first nine months of 2013 is primarily attributable to increased selling and marketing expenses related to commercialization activities for Qsymia and higher interest expense related to the long-term debt incurred in April and May of 2013. Included in the net loss for the nine months ended September 30, 2013 were $24.7 million in non-recurring charges in connection with our 2013 Annual Meeting of Stockholders and related severance charges, including $12.7 million of non-cash share-based compensation expense, and a total charge of $10.2 million for Qsymia inventories on hand in excess of demand, plus a purchase commitment fee for Qsymia. These increases were partially offset by license revenue of $21.0 million.

We may have continued losses in future periods, depending on our success in commercializing Qsymia and the timing of our research and development expenditures, and our continued investment in the clinical development of our research and future investigational drug candidates, primarily related to the post-marketing study requirements for our approved drugs.

Continuing operations

Net product revenue

Net product revenue was $6.4 million and $16.0 million for the three and nine months ended September 30, 2013, respectively. We began distributing Qsymia to the certified home delivery pharmacies in our network in September 2012, and Qsymia became available in certified retail pharmacies in July 2013. As a result, for the three and nine months ended September 30, 2012, net product revenue from sales of Qsymia was minimal. We recognize net product revenue for Qsymia based on prescription sell-through by our certified retail pharmacies and home delivery pharmacy services networks to patients as we did not have sufficient historical information to reliably estimate returns. We expect to continue to recognize revenue for Qsymia using this method for the foreseeable future.

In the three months ended September 30, 2013, there were approximately 109,000 Qsymia prescriptions dispensed, an increase of 35% over the second quarter of 2013. However, net product revenue growth for the same period was only 15%. Approximately 56% of our total prescriptions for the third quarter of 2013 included either a free good or discount offer, with approximately 28,000 of those prescriptions dispensed as free goods. In comparison, in the second quarter of 2013, approximately 44% of our total prescriptions included either a free good or discount offer, with approximately 24,000 of those prescriptions dispensed as free goods.

We anticipate the current weekly prescription trends to continue through the end of 2013; however, we believe there may be a certain level of seasonality in demand as we approach the holidays in November and December. We believe that recent growth in certified retail pharmacies, expanded reimbursement coverage and a more focused selling message will allow us to increase sales in 2014.

At September 30, 2013, we had Qsymia deferred revenue of $9.5 million, which represents Qsymia product shipped to our certified home delivery pharmacy services networks, wholesalers and certified retail pharmacies, but not yet shipped to patients through prescriptions, net of prompt payment discounts.

License revenue

Under the terms of the License and Commercialization Agreement, or License Agreement, with Menarini, we have received certain upfront payments and are eligible to receive various approval and sales milestones potentially totaling €79 million, plus royalties on SPEDRA sales. Upon the signing of the License Agreement, we received a payment of €6.7 million, (€8 million, net of approximately 16% reimbursable withholding tax), for the non-refundable, non-creditable license fee, as well as a payment of €6.7 million, (€8 million, net of approximately 16% reimbursable withholding tax), for a regulatory milestone payment, related to the approval of the SPEDRA marketing authorization by the European Commission. Although this payment was described in the License Agreement as a regulatory milestone payment for the marketing authorization approval in Europe, it is essentially an additional license fee because the approval by the European Commission was obtained prior to the final execution of the License Agreement. In addition, in September 2013, we received another payment of €6.7 million, (€8 million, net of approximately 16% reimbursable withholding tax), as a prepayment for future royalties on sales of SPEDRA. This amount has been recorded as deferred revenue as of September 30, 2013 and will be recognized as royalty income when earned. For the three and nine months ended September 30, 2013, we have recognized €16.0 million, or $21.0 million, as license revenue, as we have determined that revenue was earned upon the delivery of the license rights and related know-how. For further discussion on the license revenue, refer to Note 10 in the Unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Cost of goods sold

Cost of goods sold was $741,000 and $1.7 million for the three and nine months ended September 30, 2013, respectively. Cost of goods sold relates to our product shipments of Qsymia to patients and includes the inventory costs of APIs, third-party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. The cost of goods sold associated with deferred revenue on Qsymia product shipments is recorded as deferred costs, which are included in inventories in the unaudited condensed consolidated balance sheets, until such time as the deferred revenue is recognized.

Inventory impairment and commitment fee

Inventories are stated at the lower of cost or market. Cost is determined using the weighted average method.  We periodically evaluate the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation, for the nine months ended September 30, 2013, we recognized a total charge of $10.2 million for inventories on hand in excess of demand, plus a purchase commitment fee. No charge was required and none was taken in the three months ended September 30, 2013. We will continue to evaluate our inventories on a periodic basis and we may incur additional inventory write-downs in future periods if actual events differ materially from our current assumptions.

Research and development expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
Drug Indication/Description	2013	2012	2013 vs. 2012 Increase/ (Decrease)	2013	2012	2013 vs. 2012 Increase/ (Decrease)
	(In thousands, except percentages)
Qsymia for obesity	$4,225	$3,652	16%	$7,435	$9,058	(18)%
STENDRA for ED	1,932	1,465	32%	8,159	5,296	54%
Other projects	18	511	(96)%	313	1,345	(77)%
Share-based compensation	363	1,194	(70)%	2,217	2,659	(17)%
Overhead costs*	1,867	2,478	(25)%	6,559	5,949	10%
Total research and development expenses	$8,405	$9,300	(10)%	$24,683	$24,307	2%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The decrease in research and development expenses for the three months ended September 30, 2013, as compared to the same period in 2012, is primarily due to decreases in share-based compensation and overhead costs, partially offset by the ramp up for the post-approval cardiovascular outcomes study for Qsymia, known as AQCLAIM. In the nine months ended September 30, 2013, as compared to the same period in 2012, research and development expenses increased primarily due to start-up and enrollment costs associated with the post-approval studies for STENDRA and start-up costs associated with the AQCLAIM study, including a corresponding increase in headcount to support these projects.

We estimate the AQCLAIM study will cost between $180 and $250 million and the study could take as long as five to six years to complete. We have submitted to the EMA a request for scientific advice regarding use of a pre-specified interim analysis from AQCLAIM to support the resubmission of the MAA for approval in Europe of Qsiva for obesity under the centralized procedure. In order to accommodate advice from the European authorities, we anticipate that patient enrollment for the AQCLAIM study will commence in the first quarter of 2014. There will be additional research and development expenses for post-approval studies related to STENDRA and Qsymia. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies.

Selling, general and administrative expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	2013 vs. 2012 Increase	2013	2012	2013 vs. 2012 Increase
	(In thousands, except percentages)
Selling and marketing	$22,593	$19,094	18%	$72,438	$30,809	135%
General and administrative	15,574	12,175	28%	49,228	28,542	72%
Total selling, general and administrative expenses	$38,167	$31,269	22%	$121,666	$59,351	105%

The increase in selling, general and administrative expenses, excluding the non-recurring charges as described below, for the three months ended September 30, 2013 is primarily due to increased selling and marketing spending for Qsymia commercialization activities of $3.5 million, including expenses related to the contract sales organization and marketing programs, as compared to the quarter ended September 30, 2012, which was the period Qsymia was initially launched. General and administrative spending increased by $3.4 million for the three months ended September 30, 2013, as compared to the quarter ended September 30, 2012, primarily due to incremental increases in corporate expenses. In September 2012, we began distributing Qsymia to the certified home delivery pharmacies in our network, and Qsymia became available in retail pharmacies in July 2013. As a result, the selling, marketing and administrative activities for the third quarter of 2013 have increased significantly in comparison to the same period in 2012.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2013 is primarily due to increased selling and marketing spending for Qsymia commercialization activities of $41.6 million, including expenses related to the contract sales organization, marketing programs and additional headcount, as compared to the nine months ended September 30, 2012. General and administrative spending increased by $20.7 million for the nine months ended September 30, 2013 due to increased medical affairs-related expenses of $5.8 million, primarily related to Continuing Medical Education, or CME, grants, REMS program and additional headcount; incremental increases in other corporate expenses totaling $10.3 million, including product liability insurance, and professional fees; and increased share-

based compensation expense (a non-cash expense) of $4.6 million, as compared to the nine months ended September 30, 2012.

Non-Recurring Charges

Non-recurring charges were $20.7 million and $24.7 million for the three and nine months ended September 30, 2013. On July 18, 2013, we entered into a settlement agreement with First Manhattan Company in connection with a proxy contest related to our 2013 Annual Meeting of Stockholders. According to the terms of the settlement agreement, more than a majority of the members of our Board of Directors resigned and new members of our Board of Directors were appointed. The change in the majority of the members of our Board of Directors, effective July 19, 2013, triggered certain “change of control” benefits in accordance with the Amended and Restated Change of Control and Severance Agreements, or the Amended Agreements, with certain of our employees. In the nine months ended September 30, 2013, non-recurring charges included $12.7 million in share-based compensation related to the automatic acceleration of vesting of unvested stock options held by certain employees per the terms of the Amended Agreements, $2.9 million in severance charges related to the resignations of both our Chief Executive Officer and President, and $8.9 million in proxy contest expenses, including approximately $3.0 million of out-of-pocket expenses to be reimbursed to First Manhattan Company.

Interest expense

Interest expense was $7.7 million and $11.8 million in the three and nine months ended September 30, 2013, respectively, primarily due to interest expense and amortization of issuance costs and discounts from our Convertible Notes and Senior Secured Notes (as defined below under Contractual Obligations) and the amortization of the debt discount on the Convertible Notes. The Convertible Notes were issued in May 2013 and the Senior Secured Notes were issued in April 2013, as such there were no interest expense in the corresponding periods in 2012.

Income from discontinued operations

Income from discontinued operations of $175,000 and $490,000 in the three and nine months ended September 30, 2013, respectively, relates primarily to adjustments to our sales reserves for accrued product returns related to the MUSE product, which was disposed of in November 2010. The net income from discontinued operations in the three and nine months ended September 30, 2012 was $80,000 and $282,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Continuing Operations

Cash. Cash, cash equivalents and available-for-sale securities totaled $346.4 million at September 30, 2013, as compared to $214.6 million at December 31, 2012. The increase of $131.8 million is primarily due to cash provided by financing activities. In April 2013, we received a net amount of $48.4 million through the sale of a debt-like instrument to BioPharma, or the Senior Secured Notes. On May 21, 2013, we closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020. On May 29, 2013, we closed on an additional $30.0 million of Convertible Notes upon the exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million. In addition, in the third quarter of 2013, we received upfront payments totaling $26.6 million, net of withholding taxes, under the License Agreement with Menarini.

Since inception, we have financed operations primarily from the issuance of equity, debt and debt-like securities. Through September 30, 2013, we have raised approximately $720.9 million from financing activities, received $150 million from the sale of Evamist, and had an accumulated deficit of $643.4 million at September 30, 2013.

At September 30, 2013, we had $143.1 million in cash and cash equivalents and $203.3 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities and U.S. government securities, in accordance with our investment policy. At September 30, 2013, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds. The investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Liabilities.  Total liabilities were $268.6 million at September 30, 2013, which is $227.4 million higher than at December 31, 2012, the increase of which was primarily due to the issuances of our Convertible Notes and Senior Secured Notes as well as the deferred revenue related to Qsymia and the License Agreement with Menarini.

Operating Activities.  Our operating activities used $121.2 million and $73.1 million in cash during the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013, our net operating loss from continuing operations of $157.8 million was offset by $27.8 million in non-cash share-based compensation expense due to increased headcount and the automatic acceleration of vesting of unvested stock options held by certain employees per the terms of the Amended Agreements, and $7.5 million due to the inventory impairment charge for Qsymia. Additional cash used in operating activities resulted from changes in assets and liabilities during the period, including a net $19.6 million increase in inventories, primarily for Qsymia, an increase of $19.0 million in deferred revenue related to Qsymia and the SPEDRA agreement with Menarini, and a decrease in accounts payable of $7.9 million during the first nine months of 2013, due to the timing of vendor payments.

During the nine months ended September 30, 2012, our net operating loss from continuing operations of $83.5 million was offset by $10.9 million in non-cash share-based compensation expense and a $9.6 million net increase in accounts payable, primarily due to startup costs for the post-approval STENDRA and Qsymia clinical trials and an increase in marketing and sales activities. These positive cash flows to our net operating loss were in turn offset by a $13.3 million net increase in prepaid expenses and other assets, which primarily was comprised of prepayments related to Qsymia product liability insurance, medical affairs activities for Qsymia, and prepaid product commercialization costs for establishing sales and marketing infrastructure in support of the commercial launch of Qsymia in the United States. In addition, there was a net $3.0 million increase in inventories, primarily for Qsymia.

Investing Activities.  Our investing activities used $52.3 million and $109.3 million in net cash during the nine months ended September 30, 2013 and 2012, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities.  Financing activities provided net cash of $258.0 million and $205.2 million during the nine months ended September 30, 2013 and 2012, respectively. In the first nine months of 2013, net cash provided by financing activities included $290.2 million in net proceeds from debt issuances, partially offset by $34.7 million in payments for capped call transactions. In the first nine months of 2012, cash provided by financing activities included $192.0 million in net proceeds from an underwritten public offering of our common stock.

The funding necessary to execute our business strategies is subject to numerous uncertainties, which may adversely affect our liquidity and capital resources. Commercialization of Qsymia may be more costly than we planned. In addition, completion of clinical trials and approval by the FDA of investigational drug candidates may take several years or more, but the length of time generally varies substantially according to the type, complexity, novelty and intended use of an investigational drug candidate. It is also important to note that if an investigational drug candidate is identified, the further development of that candidate can be halted or abandoned at any time due to a number of factors. These factors include, but are not limited to, funding constraints, lack of efficacy or safety or change in market demand.

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least through 2014. However, we anticipate that we may require additional funding to expand the use of Qsymia through targeted patient and physician education, find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience, create a pathway for centralized approval of Qsiva in Europe, continue the expansion of our distribution of Qsymia through certified retail pharmacy locations, conduct post-approval clinical studies for both Qsymia and STENDRA, conduct non-clinical and clinical research and development work to support regulatory submissions and applications for our future investigational drug candidates, finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, to fund operating expenses, establish additional or new manufacturing and marketing capabilities, and manufacture quantities of our drugs and investigational drug candidates and to make payments under our existing license agreements for Qsymia and STENDRA.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of September 30, 2013.

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

Senior Secured Notes Due 2018

On March 25, 2013, we entered into the Purchase and Sale Agreement with BioPharma providing for the purchase of a debt-like instrument, or the Senior Secured Notes. Under the BioPharma agreement, we received $50 million, less $500,000 in funding and facility payments, at the initial closing on April 9, 2013. We may also elect prior to December 31, 2013, subject to certain terms and conditions, to receive an additional $60 million, less $600,000 in a funding payment, at the secondary closing no earlier than April 30, 2013 and no later than January 15, 2014. We were responsible for all reasonable and documented out-of-pocket legal costs and fees incurred by BioPharma related to the BioPharma agreement, subject to a cap of $300,000. Net proceeds from the initial financing were approximately $48.4 million.

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

Future minimum contractual payments of the long-term notes payable, subject to the payment terms of the BioPharma agreement as described above, as of September 30, 2013 are as follows (in thousands):

	Convertible Notes	Senior Secured Notes	Total
2013	$5,000	$—	$5,000
2014	11,250	9,000	20,250
2015	11,250	18,000	29,250
2016	11,250	20,000	31,250
2017	11,250	20,000	31,250
Thereafter	278,125	6,700	284,825
Total	$328,125	$73,700	$401,825

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

Market and Interest Rate Risk

Our cash, cash equivalents and available-for-sale securities as of September 30, 2013 consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at September 30, 2013 by approximately $893,000. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

On July 12, 2013, various current and former officers and directors of the Company were named as defendants in a separate shareholder derivative lawsuit filed in the California Superior Court, Santa Clara County and captioned Ira J. Gaines IRA, et al. v. Leland F. Wilson, et al., Case No.1-13-CV-249436. The lawsuit generally alleges breaches of the fiduciary duty of care in connection with the launch of Qsymia, breaches of the duty of loyalty and insider trading by some defendants for selling Company stock while purportedly being aware that the Qsymia launch would be less successful than predicted and corporate waste. Again, the Company is named as a nominal defendant, and no recovery from the Company is sought. As with the other shareholder litigation, the Company does have certain indemnification obligations to the named defendants, including to advance defense costs to the individuals. The Company also maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the proceedings, subject to the policies’ terms and conditions. The individual defendants deny the material allegations and have indicated an intention to defend them vigorously. On October 21, 2013, the Company filed a demurrer seeking to have the lawsuit dismissed in its entirety for failure to make a pre-suit demand upon our Board of Directors or plead sufficient facts to show that such demand would have been futile.

Proxy Related Lawsuit

On July 16, 2013, First Manhattan, the owner of approximately 9.9% of the outstanding shares of common stock of the Company, commenced an action in the Court of Chancery of the State of Delaware, naming the then-serving members of the Board as defendants and the Company as a nominal defendant. The action was captioned First Manhattan Co. v. Leland F. Wilson, et al., C.A. No. 8731-VCL. In its verified complaint, First Manhattan alleged that the Company’s directors breached their fiduciary duties in connection with the Board’s decision to adjourn the annual stockholders meeting from July 15, 2013 until July 18, 2013. The verified complaint sought declaratory and injunctive relief, including enjoining the defendants from soliciting proxies, directing the inspector of elections to certify the election of directors based on votes that were present and prepared to be voted on July 15, 2013 before the annual stockholders meeting was adjourned, and prohibiting defendants from taking any actions as directors of the Company. The verified complaint did not seek damages from the Company or the defendant board members. The parties entered into a settlement agreement on July 18, 2013, and the action was dismissed with prejudice on July 19, 2013. As part of the settlement agreement with First Manhattan, the Company agreed to pay the reasonable and documented expenses incurred by First Manhattan in connection with its proxy contest, which are estimated at approximately $3.0 million.

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

In July 2013, we announced changes to our Board and management. In September and November 2013, we announced further changes to our management team. In November 2013, we announced a reduction in force of approximately 17%, the decision of our Chief Financial Officer to exercise his right to terminate his employment for Good Reason (as defined in his Amended and Restated Change of Control and Severance Agreement with the Company, effective as of July 1, 2013), and the appointment of our Corporate Controller as the Company’s interim Chief Financial Officer. The implementation of these changes, including the recent appointment of a new Chief Executive Officer and interim Chief Financial Officer, the expansion of our Board to include predominantly new members, the resignation of our President, the decision of our Chief Financial Officer to exercise his right to terminate his employment for Good Reason, and the potential for additional changes to our management, organizational structure and strategic business plan, may cause speculation and uncertainty regarding our future business strategy and direction. These changes may cause or result in:

•                  disruption of our business or distraction of our employees and management;

•                  difficulty in recruiting, hiring, motivating and retaining talented and skilled personnel;

•                  stock price volatility; and

•                  difficulty in negotiating, maintaining or consummating business or strategic relationships or transactions.

If we are unable to mitigate these or other potential risks, our revenue, operating results and financial condition may be adversely impacted.

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

•                  create a pathway for centralized approval of Qsiva™ in Europe;

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

We may not fully realize the anticipated benefits from the cost reduction plan we announced in November 2013.

On November 5, 2013, we announced a cost reduction plan to eliminate expenses that are not essential to expanding the use of Qsymia. The plan will reduce our workforce by approximately 20 employees. We expect to complete the cost reduction plan by the end of 2013, and anticipate incurring pre-tax non-recurring charges in the range of $6 million to $8 million in the fourth quarter of 2013, including approximately $4 million to $5 million in employee termination costs, $1 million to $1.5 million in non-cash share-based compensation expense related to the automatic acceleration of vesting of unvested stock options held by the terminated employees, and $1 million to $1.5 million in operating lease exit costs. We expect to realize approximately $6 million to $8 million in annual net cost savings beginning in fiscal year 2014.

Our ability to achieve the anticipated cost savings and other benefits from this cost reduction plan within the expected timeframe are subject to many estimates and assumptions, and the actual savings and timing for those savings may vary materially based on factors such as negotiations with third parties and operational requirements. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated benefits from this cost reduction plan. To the extent that we are unable to successfully implement our business plan, further cost reduction measures may be required in the future.

We depend on our collaboration partners, Auxilium and Menarini, to market and sell STENDRATM (avanafil) in the United States and Canada, and SPEDRATM (avanafil) in over 40 European countries, plus Australia and New Zealand, respectively.

On October 10, 2013, we entered into a License and Commercialization Agreement and a Commercial Supply Agreement with Auxilium to commercialize and promote STENDRA for the treatment of erectile dysfunction, or ED, in the United States and Canada. On July 5, 2013, we entered into a License and Commercialization Agreement and a Commercial Supply Agreement with Menarini to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, plus Australia and New Zealand.

We are relying on our collaboration partners to successfully commercialize STENDRA and SPEDRA in their respective territories, and there can be no assurances that either Auxilium or Menarini will be successful in doing so. In general, we cannot control the amount and timing of resources that our collaboration partners devote to the commercialization of our drugs. If either Auxilium or Menarini fails to successfully commercialize our drug products, our business may be negatively affected. For example, if Auxilium or Menarini do not successfully commercialize STENDRA and SPEDRA, we may receive limited or no revenues under our agreements with them. Additionally, because we lack the resources and experience to commercialize STENDRA and SPEDRA ourselves in these territories, we would need to seek replacement licensees to undertake these commercialization efforts. We may be unable to find other licensees in a timely manner, which could delay or impair our ability to commercialize STENDRA and SPEDRA in these territories.

Under our license agreement with MTPC, we are obligated to ensure that both Auxilium and Menarini, as sublicensees, comply with its terms and conditions. MTPC has the right to terminate our license rights to avanafil in the event of any uncured material breach of the license agreement. Consequently, failure by Auxilium or Menarini to comply with these terms and conditions could result in termination of our license rights to avanafil on a worldwide basis, which could delay or impair our ability to commercialize avanafil.

If we are unable to enter into agreements with collaborators for the territories that are not covered by our existing commercialization agreements, our ability to commercialize STENDRA in these territories may be impaired.

We intend to enter into collaborative arrangements or a strategic alliance with one or more pharmaceutical partners or others to commercialize STENDRA in territories that are not covered by our commercialization agreements. We may be unable to enter into agreements with third parties for STENDRA for these territories on favorable terms or at all, which could delay or impair our ability to commercialize STENDRA in these territories.

We depend on collaborative arrangements or strategic alliances for the commercialization of STENDRA and SPEDRA.

Our dependence on collaborative arrangements or strategic alliances for the commercialization of STENDRA and SPEDRA, including our commercialization agreements with Auxilium and Menarini, will subject us to a number of risks, including the following:

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

In order to market products in many foreign jurisdictions, we must obtain separate regulatory approvals. Approval by the FDA in the U.S. does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. For example, while our drug SPEDRA was approved in both the U.S. and the EU, our drug Qsymia was approved in the U.S. but Qsiva (the approved trade name for Qsymia in the EU) was not approved in the EU due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We intend to seek approval for Qsymia and STENDRA in other territories outside the United States and EU. However, we have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing. Foreign regulatory approvals may not be obtained on a timely basis, or at all, for any of our products and the failure to receive regulatory approvals in a foreign country would prevent us from marketing our products in that country, which could have a material adverse effect on our business, financial condition and results of operations.

We, together with Menarini in certain territories, intend to market SPEDRA outside the U.S. which will subject us to risks related to conducting business internationally.

We, through Menarini in certain territories, intend to manufacture, market, and distribute SPEDRA outside the U.S. We expect that we will be subject to additional risks related to conducting business internationally, including:

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

We have significant inventories on hand and, in the first nine months of 2013, we recorded inventory impairment and commitment fees totaling $10.2 million, primarily to write off excess inventory related to Qsymia.

We maintain significant inventories and evaluate these inventories on a periodic basis for potential excess and obsolescence. For the nine months ended September 30, 2013, we recognized total charges of $10.2 million for inventories on hand in excess of demand, plus a purchase commitment fee. No additional charge was required in the three months ended September 30, 2013. The inventory impairment charges were based on our analysis of current Qsymia inventory on hand and remaining shelf life, in relation to our projected demand for the product. The current FDA-approved commercial product shelf life for Qsymia and STENDRA is 36 months. We have submitted a request to the FDA to extend the shelf life of STENDRA to 48 months.

Our allowance for excess and obsolete inventory is subjective and requires accurate forecasting of the future market demand for our products. Forecasting demand for Qsymia, a drug in the obesity market in which there have been no new FDA-approved medications in over a decade and for which reimbursement from third-party payors had previously been non-existent, has been difficult. We have experienced significant differences between our forecasts and actual demand for our products. Differences between forecasts and actual demand may occur in the future. We will continue to evaluate our inventories on a periodic basis. The value of our inventories could be impacted if actual sales differ significantly from our estimates of future demand, if the FDA does not approve the extension of the shelf life for STENDRA, or if any significant unanticipated changes in future product demand or market conditions occur. Any of these events, or a combination thereof, could result in additional inventory write-downs in future periods, which could be material.

Our failure to manage and maintain our distribution network for Qsymia or compliance with certain requirements of the Qsymia REMS program could compromise the commercialization of this product.

We rely on Cardinal Health 105, Inc., or Cardinal Health, a third-party distribution and supply-chain management company, to warehouse Qsymia and distribute it to the certified home delivery pharmacies and wholesalers that then distribute Qsymia directly to patients and certified retail pharmacies. Cardinal Health provides billing, collection and returns services. Cardinal Health is our exclusive supplier of distribution logistics services, and accordingly we depend on Cardinal Health to satisfactorily perform its obligations under our agreement with them.

Pursuant to the REMS program applicable to Qsymia, our distribution network is through a small number of certified home delivery pharmacies, wholesalers and certified retail pharmacies. We have contracted through a third-party vendor to certify the retail pharmacies and collect required data to support the Qsymia REMS program. In addition to providing services to support the distribution and use of Qsymia, each of the certified pharmacies has agreed to comply with the REMS program requirements and, through our third-party data collection vendor, will provide us with the necessary patient and prescribing physician data. In addition, we have contracted with a third-party data warehouses to store this patient and prescribing physician data and report it to us. We rely on this third-party data in order to recognize revenue and comply with the REMS requirements for Qsymia, such as data analysis. This distribution and data collection network requires significant coordination with our sales and marketing, finance, regulatory and medical affairs teams, in light of the REMS requirements applicable to Qsymia.

We rely on the certified pharmacies to implement a number of safety procedures and report certain information to our third-party REMS data collection vendor. Failure to maintain our contracts with Cardinal Health, our third-party REMS data collection vendor, or with the third-party data warehouse, or the inability or failure of any of them to adequately perform under our contracts with them, could negatively impact the distribution of Qsymia, or adversely affect our ability to comply with the REMS applicable to Qsymia. Failure to comply with a requirement of an approved REMS can result in, among other things, civil penalties, operating restrictions and criminal prosecution. Failure to coordinate financial systems could also negatively impact our ability to accurately report and forecast product revenue. If we are unable to effectively manage the distribution and data collection process, sales of Qsymia could be severely compromised and our business, financial condition and results of operations would be harmed.

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

The API and the tablets for STENDRA are currently manufactured by MTPC. MTPC has arrangements for the three main starting materials necessary for the manufacturing of avanafil API. The MTPC manufacturing sites for the API (avanafil) and STENDRA tablets have been inspected by the U.S. authorities. We do not believe the results of those inspections will have an impact on MTPC’s ability to supply STENDRA. However, if MTPC is unable to receive approval from foreign regulators and maintain ongoing FDA or foreign regulatory compliance, or manufacture STENDRA’s API or tablets in sufficient quantities to meet projected demand, the U.S. commercial launch, and future sales of STENDRA will be adversely effected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration agreement for the commercialization of STENDRA in territories not covered by our agreements with Auxilium and Menarini.

In August 2012, we entered into an amendment to our agreement with MTPC that permits us to manufacture the API and tablets for STENDRA ourselves or through third-party suppliers at any time, and we are required under the amendment to transition away from MTPC supply on or before June 30, 2015. On July 31, 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, Latin America and other territories. We intend to submit an amendment to the New Drug Application, or NDA, for avanafil to the FDA, and the MAA for avanafil to the European Medicines Agency, or EMA, to include Sanofi Chimie as a qualified supplier of the avanafil API. We cannot be certain we will receive approval by regulatory authorities, and the failure to receive such approval could prevent or delay our ability to establish a reliable supply chain, which could compromise our ability to commercialize avanafil through our relationships with Auxilium and Menarini, or otherwise. We currently do not have any manufacturing facilities and intend to continue to rely on third parties for the supply of the starting materials, API and tablets. However, we cannot be certain that we will be successful in entering into such agreements with other suppliers or that we will be able to obtain the necessary regulatory approvals for these suppliers in a timely manner or at all.

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

In particular, we license the rights to avanafil from MTPC, and we have certain obligations to MTPC in connection with that license. For example, we are obligated to use our best commercial efforts to market STENDRA in the U.S. by December 31, 2013. On October 10, 2013, we entered into a License and Commercialization Agreement and a Commercial Supply Agreement with Auxilium to commercialize and promote STENDRA for the treatment of erectile dysfunction, or ED, in the United States and Canada. Although Auxilium plans to launch STENDRA in the U.S. prior to December 31, 2013, the failure of Auxilium to launch STENDRA in the U.S. before this date may result in us losing our license to STENDRA in the U.S. and could adversely impact the commercial future of STENDRA outside of the U.S. In addition, we license the rights to Qsymia from Dr. Najarian. We believe we are in compliance with the material terms of our license agreements with MTPC and Dr. Najarian. However, there can be no assurance that this compliance will continue or that the licensors will not have a differing interpretation of the material terms of the agreements. If the license agreements were terminated early or if the terms of the licenses were contested for any reason, it would have a material adverse impact on our ability to commercialize products subject to these agreements, our ability to raise funds to finance our operations, our stock price and our overall financial condition. The monetary and disruption costs of any disputes involving our agreements could be significant despite rulings in our favor.

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

•                  price, both in absolute terms and relative to alternative treatments;

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

•                  the willingness of patients to pay out-of-pocket in the absence of government or third-party coverage; and

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

As part of the approval of Qsymia, we are required to conduct several post-marketing studies, including a study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, or AQCLAIM, studies to assess the safety and efficacy of Qsymia for weight management in obese pediatric and adolescent subjects, studies to assess drug utilization and pregnancy exposure and a study to assess renal function. We estimate the AQCLAIM study will cost between $180 and $250 million and the study could take as long as five to six years to complete. We have submitted to the EMA a request for scientific advice regarding use of a pre-specified interim analysis from AQCLAIM to support the resubmission of the MAA for approval in Europe of Qsiva for obesity under the centralized procedure. In order to accommodate advice from the European authorities, we anticipate that patient enrollment for the AQCLAIM study will commence in the first quarter of 2014. There can be no assurance that the FDA or EMA will not request or require us to provide additional information or undertake additional prospective studies or retrospective observational studies.

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

We outsource many key functions of our business and therefore rely on a substantial number of consultants, and we will need to be able to effectively manage these consultants to ensure that they successfully carry out their contractual obligations and meet expected deadlines. However, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials or other development activities may be extended, delayed or terminated, and we may not be able to complete our post-approval clinical trials for Qsymia and STENDRA, obtain regulatory approval for our future investigational drug candidates, successfully commercialize our approved drugs or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on commercially reasonable terms, or at all.

Qsymia is a combination of two active ingredient drug products approved individually by the FDA that are commercially available and marketed by other companies, although the specific dose strengths would differ. As a result, Qsymia may be subject to substitution by prescribing physicians, or by pharmacists, with individual drugs contained in the Qsymia formulation, which would adversely affect our business.

Although Qsymia is a once-a-day, proprietary extended-release formulation, each of the approved APIs (phentermine and topiramate extended-release) that is combined to produce Qsymia is commercially available as drug products at prices that together are lower than the price at which we sell Qsymia. In addition, the distribution and sale of these drug products is not limited under a REMS program, as is the case with Qsymia. Further, the individual drugs contained in the Qsymia formulation are available in retail pharmacies and neither has a Pregnancy Category X, which is used to indicate that the risks involved in the use of the drug in pregnant women clearly outweigh potential benefits, as is the case with Qsymia. We cannot be sure that physicians will view Qsymia as sufficiently superior to a treatment regimen of Qsymia’s individual APIs to justify the significantly higher cost for Qsymia, and they may prescribe the individual generic drugs already approved and marketed by other companies instead of our combination drug. Although our U.S. and European patents contain composition, product formulation and method-of-use claims that we believe protect Qsymia, these patents may be ineffective or impractical to prevent physicians from prescribing, or pharmacists from dispensing, the individual generic constituents marketed by other companies instead of our combination drug. Phentermine and topiramate are currently available in generic form, although the doses used in Qsymia are currently not available. In the third quarter of 2013, Supernus Pharmaceuticals, Inc.  launched Trokendi XR™, an extended-release pediatric formulation of the generic drug topiramate that is indicated for epilepsy, in the United States. Topiramate is not approved for obesity treatment, and phentermine is only approved for short-term treatment of obesity. However, because the price of Qsymia is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components outside of their approved indication, instead of for our combination drug, and this may limit how we price or market Qsymia. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the U.S. are prepared to pay for Qsymia, which could also limit market and patient acceptance of our drug and could negatively impact our revenues.

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

Competition in the pharmaceutical and medical products industries is intense and is characterized by costly and extensive research efforts and rapid technological progress. We are aware of several pharmaceutical companies also actively engaged in the development of therapies for the treatment of obesity and erectile dysfunction. Many of these companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than we do. Some of the drugs which may compete with Qsymia may not have a REMS requirement and the accompanying complexities such a requirement presents. Our competitors may develop technologies and products that are more effective than those we are currently marketing or researching and developing. Such developments could render Qsymia and STENDRA less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited experience.

Qsymia for the treatment of chronic weight management competes with several approved anti-obesity drugs including, Belviq® (lorcaserin), Arena Pharmaceutical’s approved anti-obesity compound marketed by Eisai Inc., Eisai Co., Ltd.’s U.S. subsidiary; Xenical (orlistat), marketed by Roche; alli®, the over-the-counter version of orlistat, marketed by GlaxoSmithKline; and Suprenza, an orally disintegrating tablet (phentermine hydrochloride), marketed by Akrimax Pharmaceuticals, LCL. In addition, Orexigen Therapeutics, Inc., or Orexigen, has an investigational drug in late stage testing, Contrave®, which, according to Orexigen, could be approved and on the market in 2014. Contrave would be marketed by Takeda Pharmaceutical Company Limited.

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

As patents for the three major PDE5 inhibitors, sildenafil citrate, tadalafil and vardenafil, expire beginning in 2017, we anticipate that generic PDE5 inhibitors will enter the market. Generic PDE5 inhibitors would likely be sold at lower prices and may reduce the demand for STENDRA especially at the prices we would be required to charge for STENDRA to cover our manufacturing and other costs. In addition, PDE5 inhibitors are in various stages of development by other companies. Warner-Chilcott plc has licensed the U.S. rights to udenafil, a PDE5 inhibitor, from Dong-A Pharmaceutical. Warner-Chilcott continues Phase 3 development of this compound. Warner-Chilcott was acquired by Actavis in a transaction that is expected to close by the end of 2013. Other treatments for ED exist, such as needle injection therapies, vacuum constriction devices and penile implants, and the manufacturers of these products will most likely continue to develop or improve these therapies.

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

As a result of these factors, our competitors may obtain regulatory approval of their products more rapidly than we or may obtain patent protection or other intellectual property rights that limit our ability to develop or commercialize our future investigational drug candidates. Our competitors may also develop drugs or surgical approaches that are more effective, more useful and less costly than ours and may also be more successful in manufacturing and marketing their products. In addition, our competitors may be more effective in commercializing their products. We currently outsource our manufacturing and therefore rely on third parties for that competitive expertise. There can be no assurance that we will be able to develop or contract for these capabilities on acceptable economic terms, or at all.

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

Our third-party manufacturers and collaborative partners, may encounter delays and problems in manufacturing our approved drugs or investigational drug candidates for a variety of reasons, including accidents during operation, failure of equipment, delays in receiving materials, natural or other disasters, political or governmental changes, or other factors inherent in operating complex manufacturing facilities. Supply chain management is difficult. Commercially available starting materials, reagents, excipients, and other materials may become scarce, more expensive to procure, or not meet quality standards, and we may not be able to obtain favorable terms in agreements with subcontractors. Our third-party manufacturers, may not be able to operate manufacturing facilities in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs. If our third-party manufacturers, cease or interrupt production or if our third-party manufacturers and other service providers fail to supply materials, products or services to us for any reason, such interruption could delay progress on our programs, or interrupt the commercial supply, with the potential for additional costs and lost revenues. If this were to occur, we may also need to seek alternative means to fulfill our manufacturing needs.

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

In the case of STENDRA, we currently rely on MTPC to supply the API (avanafil) and the tablets for STENDRA. MTPC is responsible for all aspects of manufacture, including obtaining the starting materials for the production of API. If MTPC is unable to manufacture the API or tablets for STENDRA in sufficient quantities to meet projected demand, future sales of STENDRA could be adversely effected, which in turn could have a detrimental impact on our financial results, our License and Commercialization Agreement and Commercial Supply Agreement with Auxilium, our License and Commercialization Agreement and Commercial Supply Agreement with Menarini, and our ability to enter into a collaboration agreement for the commercialization of STENDRA in territories not covered by our agreements with Auxilium and Menarini.

In August 2012, we entered into an amendment to our agreement with MTPC that permits us to manufacture the API and tablets for STENDRA ourselves or through third parties. According to the amendment, the transition of manufacturing from MTPC must occur on or before June 30, 2015. The transfer of technology to, and qualification of, a new supplier is expensive, time consuming and logistically complicated. The technology transfer needed for this transition is highly dependent on the cooperation of MTPC and its current suppliers. If MTPC, or its current suppliers, are unable to effectively transfer the technology or supply on commercially reasonable terms, partnerability and commercial success of STENDRA could be adversely impacted. On July 31, 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, Latin America and other territories. We intend to submit an amendment to the NDA for avanafil to the FDA, and the MAA for avanafil to the EMA, to include Sanofi Chimie as a qualified supplier of the avanafil API. We cannot be certain we will receive approval by regulatory authorities, and the failure to receive such approval could prevent or delay our ability to establish a reliable supply chain, which could compromise our ability to commercialize avanafil through our relationships with Auxilium, Menarini or otherwise. We currently do not have any manufacturing facilities and intend to continue to rely on third parties for the supply of the starting materials, API and tablets. However, we cannot be certain that we will be successful in entering into such agreements with other suppliers or that we will be able to obtain the necessary regulatory approvals for these suppliers in a timely manner or at all. Any future manufacturing sites would need to be inspected by the U.S. and EU authorities, and any failure of such manufacturing sites to receive approval from FDA or foreign authorities, obtain and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or tablets in expected quantities could have a detrimental impact on our ability to commercialize STENDRA under our agreements with Auxilium and Menarini and our ability to enter into a collaboration agreement for the commercialization of STENDRA in territories not covered by our agreements with Auxilium and Menarini.

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

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payor. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states prohibit providing meals to prescribers or other marketing related activities. Still other states require the posting of information relating to clinical studies and their outcomes. In addition, California, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes of conduct. Additional states are considering or recently have considered similar proposals. Foreign governments often have similar regulations which we also will be subject to in those countries where we market and sell products; and

•                  the federal Physician Payment Sunshine Act requires extensive tracking of physician and teaching hospital payments, maintenance of a payments database, and public reporting of the payment data. Centers for Medicare and Medicaid Services, or CMS, recently issued a final rule implementing the Physician Payment Sunshine Act provisions and clarified the scope of the reporting obligations, as well as that manufacturers must begin tracking on August 1, 2013 and must report payment data to CMS by March 31, 2014.

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

We are required to comply with extensive regulations for drug manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping in connection with the marketing of Qsymia and STENDRA. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the investigational drug candidates or to whom and how we may distribute our products. Even after FDA approval is obtained, the FDA may still impose significant restrictions on a drug’s indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the labeling approved for Qsymia includes restrictions on use, including recommendations for pregnancy testing, level of obesity and duration of treatment. We are subject to ongoing regulatory obligations and restrictions which may result in significant expense and limit our ability to commercialize Qsymia. The FDA has also required the distribution of a Medication Guide to Qsymia patients outlining the increased risk of teratogenicity with fetal exposure and the possibility of suicidal thinking or behavior. In addition, the FDA has required a REMS that may act to limit access to the drug, reduce our revenues and/or increase our costs. The FDA may modify the Qsymia REMS in the future to be more or less restrictive.

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

In addition, we have an agreement with MTPC to supply the API and the tablets for STENDRA. The MTPC manufacturing sites have been inspected by the U.S. authorities. We do not believe the results of those inspections will have an impact on MTPC’s ability to supply STENDRA. However, if MTPC is unable to receive approval from foreign authorities, and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or STENDRA tablets in sufficient quantities to meet projected demand, the U.S. commercial launch, and future sales of STENDRA will be adversely effected, which in turn could have a detrimental impact on our financial results, our License and Commercialization Agreement and Commercial Supply Agreement with Auxilium, our License and Commercialization Agreement and Commercial Supply Agreement with Menarini, and our ability to enter into additional collaboration agreements for the commercialization of STENDRA in territories not covered by our agreements with Auxilium and Menarini. In August 2012, we entered into an amendment to our agreement with MTPC that permits us to manufacture the API and tablets for STENDRA ourselves or through third parties. According to the amendment, the transition of manufacturing from MTPC must occur on or before June 30, 2015. The technology transfer needed for this transition is highly dependent on the cooperation of MTPC and its current suppliers. If MTPC, or its current suppliers, is unable to effectively transfer the technology or supply on commercially reasonable terms, the partnerability and commercial success of STENDRA could be adversely impacted.

On July 31, 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, Latin America and other territories, subject to approval by regulatory authorities. Enabling Sanofi Chimie to manufacture commercial supply in the future is a critical step in establishing a high quality, reliable supply chain. If Sanofi Chimie is unable to effectively establish the supply chain, our ability to commercialize avanafil through our relationship with Auxilium, Menarini or otherwise could be compromised. Any future manufacturing sites would need to be inspected by the U.S. and EU authorities, and any failure of such manufacturing sites to receive approval from FDA or foreign authorities, obtain and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or tablets in expected quantities, could have a detrimental impact on our ability to commercialize STENDRA under our agreements with Auxilium and Menarini, and our ability to enter into a collaboration agreement for the commercialization of STENDRA in territories not covered by our agreements with Auxilium and Menarini.

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

We expect to experience pricing and reimbursement pressures in connection with the sale of Qsymia, STENDRA and our investigational drug candidates, if approved, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. In addition, we may confront limitations in insurance coverage for Qsymia, STENDRA and our investigational drug candidates. For example, the Medicare program generally does not provide coverage for drugs used to treat erectile dysfunction or drugs used to treat obesity. Similarly, other insurers may determine that such products are not covered under their programs. If we fail to successfully secure and maintain reimbursement coverage for our approved drugs and investigational drug candidates or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our approved drugs and investigational drug candidates and our business will be harmed. Congress has enacted healthcare reform and may enact further reform, which could adversely affect the pharmaceutical industry as a whole, and therefore could have a material adverse effect on our business.

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

Setbacks and consolidation in the pharmaceutical and biotechnology industries, and our, or our collaborators’, inability to obtain third-party coverage and adequate reimbursement, could make partnering more difficult and diminish our revenues.

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

Our ongoing or planned clinical trials and approved drug commercialization efforts could be delayed or disrupted indefinitely upon the occurrence of a natural disaster. For example, Hurricane Sandy in October 2012 hindered our Qsymia sales efforts. In 2005, our clinical trials in the New Orleans area were interrupted by Hurricane Katrina. In addition, our offices are located in the San Francisco Bay Area near known earthquake fault zones and are therefore vulnerable to damage from earthquakes. In October 1989, a major earthquake in our area caused significant property damage and a number of fatalities. Our current supplier of STENDRA is located in Japan near known earthquake fault zones and is vulnerable to damage from earthquakes and tsunamis. We are also vulnerable to damage from other disasters, such as power loss, fire, floods and similar events. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial conditions.

Risks Relating to our Intellectual Property

Obtaining intellectual property rights is a complex process, and we may be unable to adequately protect our proprietary technologies.

We hold various patents and patent applications in the U.S. and abroad targeting obesity and morbidities related to obesity, including sleep apnea and diabetes, and sexual health, among other indications. The procedures for obtaining a patent in the U.S. and in most foreign countries are complex. These procedures require an analysis of the scientific technology related to the invention and many sophisticated legal issues. Consequently, the process for having our pending patent applications issue as patents will be difficult, complex and time consuming. We do not know when, or if, we will obtain additional patents for our technologies, or if the scope of the patents obtained will be sufficient to protect our investigational drug candidates or products, or be considered sufficient by parties reviewing our patent positions pursuant to a potential licensing or financing transaction. We have received notices of allowance from the USPTO for two of our pending patent applications related to obesity, and barring unforeseen delays both are expected to issue as patents in November 2013, with patent terms extending into 2029. There can, however, be no assurances that the patents will issue or that the scope of the claims will provide sufficient protection for our products.

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

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least through 2014. Should product sales be significantly less than internal expectations, we would need to raise additional capital to support operating activities beyond 2014. However, we anticipate that we will be required to obtain additional financing to fund our commercialization efforts, additional clinical studies for approved products and the development of our research and development pipeline in future periods. Our future capital requirements will depend upon numerous factors, including:

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

•                  the substantial cost to expand into certified retail pharmacy locations and the cost required to maintain the REMS program for Qsymia;

•                  the cost, timing and outcome of the post-approval clinical studies the FDA has required us to perform as part of the approval for STENDRA and Qsymia;

•                  our ability, along with our collaboration partners, to successfully commercialize STENDRA in the U.S. and Canada and in over 40 European countries plus Australia and New Zealand;

•                  our ability to successfully commercialize STENDRA in our other territories outside the U.S., EU, Australia and New Zealand through marketing partnerships;

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

At September 30, 2013, we had $143.1 million in cash and cash equivalents and $203.3 million in available-for-sale securities. While at September 30, 2013, our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. Although the U.S. Congress was able to resolve the debt ceiling issue in time to avoid default, the major credit rating agencies have expressed their ongoing concern about the high levels of debt that the U.S. government has taken on. Standard & Poor’s announced that it had revised its outlook on the long-term credit rating of the U.S. to negative, which could affect the trading market for U.S. government securities. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. treasury securities as of September 30, 2013. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

Furthermore, on July 12, 2013, certain of our current and former officers and directors were named as defendants in a separate shareholder derivative lawsuit filed in the California Superior Court, Santa Clara County and captioned Ira J. Gaines IRA, et al. v. Leland F. Wilson, et al., Case No.1-13-CV-249436. The lawsuit generally alleges breaches of the fiduciary duty of care in connection with the launch of Qsymia, breaches of the duty of loyalty and insider trading by some defendants for selling Company stock while purportedly being aware that the Qsymia launch would be less successful than predicted and corporate waste. Again, we are named as a nominal defendant, and no recovery from the Company is sought. As with the other shareholder litigation, we have certain indemnification obligations to the named defendants, including to advance defense costs to the individuals. On October 21, 2013, the Company filed a demurrer seeking to have the lawsuit dismissed in its entirety for failure to make a pre-suit demand upon our Board of Directors or plead sufficient facts to show that such demand would have been futile.

We have an accumulated deficit of $643.4 million as of September 30, 2013, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $643.4 million for the period from our inception through September 30, 2013, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

•                  the costs, timing and outcome of post-approval clinical studies which the FDA has required us to perform as part of the approval for Qsymia and STENDRA;

•                  the substantial cost to expand into certified retail pharmacy locations and the cost required to maintain the REMS program for Qsymia;

•                  results within the clinical trial programs for Qsymia and STENDRA or other results or decisions affecting the development of our investigational drug candidates;

•                  announcements of technological innovations or new products by us or our competitors;

•                  approval of, or announcements of, other anti-obesity compounds in development;

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

Our operating results will likely fluctuate from fiscal quarter to fiscal quarter, and from year to year, and are difficult to predict. Although we have commenced sales of Qsymia, we may never increase these sales or become profitable. In addition, although we have entered into License and Commercialization Agreements with Auxilium and Menarini, to commercialize and promote STENDRA for the treatment of ED in the U.S. and Canada, and to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, plus Australia and New Zealand, respectively, we may not be successful in commercializing these drug products in these territories. Our operating expenses are largely independent of sales in any particular period. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Qsymia and STENDRA, the ability of our distribution partners to process and ship product on a timely basis, the success of our third-party’s manufacturing efforts to meet customer demand, fluctuations in foreign exchange rates, investments in sales and marketing efforts to support the sales of Qsymia and STENDRA, investments in the research and development efforts, and expenditures we may incur to acquire additional products.

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

Some provisions of our Amended and Restated Certificate of Incorporation and Bylaws could delay or prevent a change in control of our Company. Some of these provisions:

•                  authorize the issuance of preferred stock by the Board without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as Exhibits to this report:

EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(3)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(4)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

3.5(5)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.

3.6(6)	Amendment No. 4 to the Amended and Restated Bylaws of the Registrant.

3.7(7)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(8)	Specimen Common Stock Certificate of the Registrant.

4.2(9)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

4.3(10)	Indenture dated as of May 21, 2013 by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.

4.4(11)	Form of 4.50% Convertible Senior Note due May 1, 2020.

10.1(12)*	Form of Amended and Restated Change of Control and Severance Agreement.

10.2(13)†	License and Commercialization Agreement dated July 5, 2013 between the Registrant and Berlin-Chemie AG.

10.3(14)†	Commercial Supply Agreement dated as of July 5, 2013 between the Registrant and Berlin-Chemie AG.

10.4(15)	Agreement dated July 18, 2013 by and between the Registrant and First Manhattan Co.

10.5(16)*	Letter Agreement dated July 18, 2013 by and among the Registrant, First Manhattan Co. and Peter Y. Tam.

10.6(17)	Fourth Amendment to the Agreement dated as of December 28, 2000 between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.), effective as of July 1, 2013.

10.7(18)†	Commercial Supply Agreement dated July 31, 2013 by and between the Registrant and Sanofi Chimie.

10.8(19)*	Employment Agreement dated September 3, 2013 by and between the Registrant and Seth H. Z. Fischer.
10.9††	License and Commercialization Agreement dated as of October 10, 2013 by and between the Registrant and Auxilium Pharmaceuticals, Inc.

10.10††	Commercial Supply Agreement dated as of October 10, 2013 by and between the Registrant and Auxilium Pharmaceuticals, Inc.

10.11(20)*	Letter Agreement dated November 4, 2013 by and between the Registrant and Timothy E. Morris.
31.1	Certification of Chief Executive Officer dated November 7, 2013 pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer dated November 7, 2013 pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

†	Confidential treatment granted.

††

Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission on March 28, 1997.

(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed with the Commission on May 8, 2013.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed with the Commission on May 8, 2013.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed with the Commission on May 8, 2013.

(5)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2013.

(6)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 24, 2013.

(7)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(8)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 filed with the Commission on April 16, 1997.

(9)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(10)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2013.

(11)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2013.

(12)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 5, 2013.

(13)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 filed with the Commission on August 8, 2013.

(14)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 filed with the Commission on August 8, 2013.

(15)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2013.

(16)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 24, 2013.

(17)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 29, 2013.

(18)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 filed with the Commission on August 8, 2013.

(19)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on September 4, 2013.

(20)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on November 5, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2013	VIVUS, Inc.

/s/ SVAI SANFORD
Svai Sanford
Chief Financial Officer

/s/ SETH H. Z. FISCHER
Seth H. Z. Fischer
Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(3)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(4)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

3.5(5)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.

3.6(6)	Amendment No. 4 to the Amended and Restated Bylaws of the Registrant.

3.7(7)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(8)	Specimen Common Stock Certificate of the Registrant.

4.2(9)	Preferred Stock Rights Agreement dated as of March 27, 2007 between the Registrant and Computershare Investor Services, LLC.

4.3(10)	Indenture dated as of May 21, 2013 by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.

4.4(11)	Form of 4.50% Convertible Senior Note due May 1, 2020.

10.1(12)*	Form of Amended and Restated Change of Control and Severance Agreement.

10.2(13)†	License and Commercialization Agreement dated July 5, 2013 between the Registrant and Berlin-Chemie AG.

10.3(14)†	Commercial Supply Agreement dated as of July 5, 2013 between the Registrant and Berlin-Chemie AG.

10.4(15)	Agreement dated July 18, 2013 by and between the Registrant and First Manhattan Co.

10.5(16)*	Letter Agreement dated July 18, 2013 by and among the Registrant, First Manhattan Co. and Peter Y. Tam.

10.6(17)	Fourth Amendment to the Agreement dated as of December 28, 2000 between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.), effective as of July 1, 2013.

10.7(18)†	Commercial Supply Agreement dated July 31, 2013 by and between the Registrant and Sanofi Chimie.

10.8(19)*	Employment Agreement dated September 3, 2013 by and between the Registrant and Seth H. Z. Fischer.
10.9††	License and Commercialization Agreement dated as of October 10, 2013 by and between the Registrant and Auxilium Pharmaceuticals, Inc.

10.10††	Commercial Supply Agreement dated as of October 10, 2013 by and between the Registrant and Auxilium Pharmaceuticals, Inc.

10.11(20)*	Letter Agreement dated November 4, 2013 by and between the Registrant and Timothy E. Morris.
31.1	Certification of Chief Executive Officer dated November 7, 2013 pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer dated November 7, 2013 pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

†	Confidential treatment granted.

††

Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*	Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Commission on March 28, 1997.

(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed with the Commission on May 8, 2013.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed with the Commission on May 8, 2013.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013 filed with the Commission on May 8, 2013.

(5)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2013.

(6)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 24, 2013.

(7)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(8)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996 filed with the Commission on April 16, 1997.

(9)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(10)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2013.

(11)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2013.

(12)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 5, 2013.

(13)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 filed with the Commission on August 8, 2013.

(14)	Incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 filed with the Commission on August 8, 2013.

(15)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 19, 2013.

(16)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 24, 2013.

(17)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 29, 2013.

(18)	Incorporated by reference to Exhibit 10.8 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013 filed with the Commission on August 8, 2013.

(19)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on September 4, 2013.

(20)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on November 5, 2013.