Form 10-K
period 2013-12-31
VIVUS INC
filed 2014-02-28
CIK 881524

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-33389

VIVUS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3136179 (IRS employer identification number)
351 E. Evelyn Avenue Mountain View, California (Address of principal executive office)	94041 (Zip Code)

Registrant's telephone number, including area code: (650) 934-5200

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value (Title of class)	The NASDAQ Global Select Market
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

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2013, totaled approximately $1,262,994,990 based on the closing stock price as reported by the NASDAQ Global Market.

          As of February 19, 2014, there were 103,301,701 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K part

Portions of the Registrant's notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of December 31, 2013, are incorporated by reference into Part III of this report.

III, ITEMS 10, 11, 12, 13, 14

VIVUS, INC.
FISCAL 2013 FORM 10-K
INDEX

PART I
FORWARD-LOOKING STATEMENTS

        This Form 10-K contains "forward-looking" statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as "may," "believe," "expect," "forecast," "intend," "anticipate," "predict," "should," "planned," "likely," "opportunity," "estimated," and "potential," the negative use of these words or other similar words. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our limited commercial experience with Qsymia® in the United States, or U.S.; (2) the timing of initiation and completion of the clinical studies required as part of the approval of Qsymia by the U.S. Food and Drug Administration, or FDA; (3) the response from the FDA to the data that we will submit relating to post-approval clinical studies; (4) the impact of the indicated uses and contraindications contained in the Qsymia label and the Risk Evaluation and Mitigation Strategy requirements; (5) our ability to continue to certify and add to the Qsymia retail pharmacy network and sell Qsymia through this network; (6) whether the Qsymia retail pharmacy network will simplify and reduce the prescribing burden for physicians, improve access and reduce waiting times for patients seeking to initiate therapy with Qsymia; (7) that we may be required to provide further analysis of previously submitted clinical trial data; (8) our assessment of the European Medicines Agency's Scientific Advice relating to our cardiovascular outcomes trial, or CVOT, and the resubmission of an application for the grant of a marketing authorization to the European Medicines Agency, or EMA, the timing of such resubmission, if any, the results of the CVOT, assessment by the EMA of the application for marketing authorization, and their agreement with the data from the CVOT; (9) our ability to successfully seek approval for Qsymia in other territories outside the U.S. and European Union, or EU; (10) whether healthcare providers, payors and public policy makers will recognize the significance of the American Medical Association officially recognizing obesity as a disease, or the new American Association of Clinical Endocrinologists guidelines; (11) our ability to successfully commercialize Qsymia including risks and uncertainties related to expansion to retail distribution, the broadening of payor reimbursement, the expansion of Qsymia's primary care presence, and the outcomes of our discussions with pharmaceutical companies and our strategic and franchise-specific pathways for Qsymia; (12) our ability to focus our promotional efforts on health-care providers and on patient education that, along with increased access to Qsymia and ongoing improvements in reimbursement, will result in the accelerated adoption of Qsymia; (13) our ability to eliminate expenses that are not essential to expanding the use of Qsymia and fully realize the anticipated benefits from a cost reduction plan, including the timing thereof; (14) the impact of lower annual net cost savings than currently expected; (15) the impact of the cost reduction plan on our business and unanticipated charges not currently contemplated that may occur as a result of the cost reduction plan; (16) our ability to ensure that the entire supply chain for Qsymia efficiently and consistently delivers Qsymia to our customers; (17) risks and uncertainties related to the timing, strategy, tactics and success of the launches and commercialization of STENDRA™ (avanafil) or SPEDRA™ (avanafil) by our sublicensees in the United States, Canada, the EU, Australia, New Zealand, Africa, the Middle East, Turkey, and the Commonwealth of Independent States, including Russia; (18) our ability to successfully complete on acceptable terms, and on a timely basis, avanafil partnering discussions for other territories under our license with Mitsubishi Tanabe Pharma Corporation in which we do not have a commercial collaboration; (19) the timing of the qualification and subsequent approval by regulatory authorities of Sanofi Chimie and Sanofi Winthrop Industrie as a qualified supplier of STENDRA/SPEDRA, Sanofi Chimie's ability to undertake worldwide manufacturing of the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie's ability to undertake worldwide manufacturing of the tablets for avanafil; (20) whether the FDA will approve the amendment for the new prescribing information we have submitted, and/or the European Commission, following an opinion by the EMA, will approve the new prescribing information we intend to submit, to include the recently announced clinical study results showing avanafil is effective for sexual activity within 15 minutes in men with erectile dysfunction; (21) the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand; (22) our ability to accurately forecast Qsymia demand; (23) our ability to increase Qsymia sales in 2014 through growth in certified retail pharmacies, expansion of reimbursement coverage and the use of a more focused selling message; (24) the number of Qsymia prescriptions dispensed through the mail order system and through certified retail pharmacies; (25) the impact of promotional programs for Qsymia on our net product revenue and net income (loss) in future periods; (26) our history of losses and variable quarterly results; (27) substantial competition; (28) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (29) uncertainties of government or third-party payor reimbursement; (30) our reliance on sole-source suppliers; (31) our reliance on third parties and our collaborative partners; (32) our failure to continue to develop innovative investigational drug candidates and drugs; (33) risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations; (34) our ability to demonstrate through clinical testing the quality, safety, and efficacy of our investigational drug candidates; (35) the timing of initiation and completion of clinical trials and submissions to foreign authorities; (36) the results of post-marketing studies are not favorable; (37) compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained; (38) the volatility and liquidity of the financial markets; (39) our liquidity and capital resources; (40) our expected future revenues, operations and expenditures; (41) potential change in our business strategy to enhance long-term stockholder value; (42) the impact, if any, of the expansion of our Board of Directors to include predominantly new members, the recent appointment of a new Chief Executive Officer and an interim Chief Financial Officer, the resignation of our President, the decision of our Chief Financial Officer to exercise his right to terminate his employment for Good Reason (as defined in his Amended and Restated Change of Control and Severance Agreement with the Company, effective as of July 1, 2013) and the assumption of the Chief Commercial Officer's duties and responsibilities by the Chief Executive Officer; and (43) other factors that are described from time to time in our periodic filings with the U.S. Securities and Exchange Commission, or the SEC, or the Commission, including those set forth in this filing as "Item 1A. Risk Factors."

        When we refer to "we," "our," "us," the "Company" or "VIVUS" in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

Item 1.    Business

Overview

        VIVUS is a biopharmaceutical company with two FDA-approved therapies, Qsymia and STENDRA. Our drug Qsymia (phentermine and topiramate extended-release) was approved by the FDA on July 17, 2012, as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adult patients with an initial body mass index (BMI) of 30 or greater (obese), or 27 or greater (overweight) in the presence of at least one weight-related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol (dyslipidemia). Qsymia incorporates a proprietary formulation combining low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. On September 17, 2012, we announced the U.S. market availability of Qsymia through a certified home delivery network, which includes CVS Pharmacy, Express Scripts, Walgreens, Wal-Mart Pharmacy, and, for its members only, Kaiser Permanente. On July 1, 2013, we announced initial retail availability of Qsymia through approximately 8,000 Walgreens, Costco and Duane Reade pharmacies nationwide. As of the date of this report, Qsymia is available in over 37,000 certified retail pharmacies nationwide. We intend to continue to certify and add new pharmacies to the Qsymia retail pharmacy network, including national and regional chains as well as independent pharmacies. In addition, Qsymia continues to be available through a certified home delivery pharmacy network for patients who prefer to receive Qsymia by mail.

        In October 2012, we received the negative opinion from the EMA Committee for Medicinal Products for Human Use, or CHMP, recommending refusal of the marketing authorization for the medicinal product QsivaTM in the EU (the approved trade name for Qsymia in the EU) due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We requested that this opinion be re-examined by the CHMP. After re-examination, on February 21, 2013, the CHMP adopted a final opinion that reaffirmed the Committee's earlier negative opinion. On May 15, 2013, the European Commission issued a decision refusing the grant of marketing authorization for Qsiva in the EU. On September 20, 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the AQCLAIM cardiovascular outcomes trial to support the resubmission of an application for a marketing authorization for Qsiva for treatment of obesity in accordance with the EU centralized procedure. Based on feedback from the EMA health authority, as well as various country health authorities associated with review of the AQCLAIM trial application, the protocol has been revised and resubmitted to the FDA. We also intend to seek approval for Qsymia in other territories outside the United States and EU. We intend to commercialize Qsymia in territories where we obtain approval through commercial collaboration agreements with third parties.

        Our drug STENDRA, or avanafil, is an oral phosphodiesterase type 5, or PDE5, inhibitor that we have licensed from Mitsubishi Tanabe Pharma Corporation, or MTPC. STENDRA was approved by the FDA on April 27, 2012, for the treatment of erectile dysfunction, or ED, in the United States. On June 26, 2013, the European Commission, or EC, adopted the implementing decision granting marketing authorization for SPEDRA (the approved trade name for avanafil in the EU) for the treatment of ED in the EU. On July 5, 2013, we entered into an agreement with Menarini Group, through its subsidiary Berlin-Chemie AG, or Menarini, under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, plus Australia and New Zealand.

        On October 10, 2013, we entered into an agreement with Auxilium Pharmaceuticals, Inc., or Auxilium, under which Auxilium received an exclusive license to commercialize and promote STENDRA in the United States and Canada. On December 11, 2013, we entered into an agreement with Sanofi under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East, Turkey, and the Commonwealth of Independent States, or CIS, including Russia. Sanofi will be responsible for obtaining regulatory approval in its territories. Sanofi intends to market avanafil under the trade name SPEDRA or STENDRA. Under the license agreements with Menarini, Auxilium and Sanofi, avanafil is expected to be commercialized in over 100 countries worldwide. We are currently in discussions with potential collaboration partners to market and sell STENDRA for other territories under our license with MTPC in which we do not have a commercial collaboration.

        Foreign regulatory approvals, including European Commission marketing authorization to market Qsiva in the EU, may not be obtained on a timely basis, or at all, and the failure to receive regulatory approvals in a foreign country would prevent us from marketing our products in that market, which could have a material adverse effect on our business, financial condition and results of operations.

        We were incorporated in California in 1991 and reincorporated in Delaware in 1996. Our corporate headquarters is located at 351 E. Evelyn Avenue, Mountain View, California and our telephone number is (650) 934-5200.

  Our Strategy

        Our goal is to build a successful biopharmaceutical company through the commercialization and development of innovative proprietary drugs. We intend to achieve this by:

  •
  establishing medical obesity treatment as a widely accepted and reimbursed, chronic category supported by treatment guidelines;

  •
  expanding the use of Qsymia through targeted physician, payor and patient education;

  •
  increased third-party payor coverage, continuing to lower out-of-pocket costs for patients with discount programs, and changes in public policy to obtain coverage for obesity under Medicare Part D;

  •
  successfully expanding the certified retail pharmacy distribution channel for Qsymia in the United States;

  •
  creating a pathway for centralized approval of Qsiva in Europe;

  •
  finding the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience;

  •
  managing our alliances with Auxilium, Menarini and Sanofi, to help ensure the commercial success of avanafil; and

  •
  managing costs.

Products and Development Programs

        Our approved drugs and investigational drug candidates are summarized as follows:

Drug	Indication	Status	Commercial rights
Qsymia (phentermine and topiramate extended-release)	Obesity	United States	Worldwide
New Drug Application, or NDA, approved July 2012;First commercial sale September 2012;
Expansion to retail pharmacies July 2013
EU
Marketing Authorization Application, or MAA, denied.
Qsymia (phentermine and topiramate extended-release)	Obstructive Sleep Apnea	Phase 2 study completed.	Worldwide
Qsymia (phentermine and topiramate extended-release)	Diabetes	Phase 2 study completed.	Worldwide
STENDRA (avanafil)	Erectile dysfunction	United States	Worldwide license from MTPC (excluding certain Asian markets)
NDA approved April 2012
EU
MAA granted in June 2013.
Commercial collaboration agreements with Menarini, Auxilium, and Sanofi.

Qsymia for the treatment of Obesity

        Many factors contribute to excess weight gain. These include environmental factors, genetics, health conditions, certain medications, emotional factors and other behaviors. All this contributes to more than 110 million Americans being obese or overweight with at least one weight-related comorbidity. Excess weight increases the risk of cardiometabolic and other conditions including type 2 diabetes, high cholesterol, high blood pressure, heart disease, sleep apnea, stroke and osteoarthritis. According to the National Institutes of Health, or NIH, losing just 10% of body weight may help obese patients reduce the risk of developing other weight-related medical conditions, while making a meaningful difference in health and well-being.

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

        Qsymia was approved with a Risk Evaluation and Mitigation Strategy, or REMS, with a goal of informing prescribers and patients of reproductive potential regarding an increased risk of orofacial clefts in infants exposed to Qsymia during the first trimester of pregnancy, the importance of pregnancy prevention for females of reproductive potential receiving Qsymia and the need to discontinue Qsymia immediately if pregnancy occurs. The Qsymia REMS program includes a medication guide, patient brochure, voluntary healthcare provider training, distribution through certified home delivery and retail pharmacies, an implementation system and a time table for assessments.

        As part of the approval of Qsymia, we have committed to conduct post-marketing studies. We will conduct a study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, known as AQCLAIM, studies to assess the safety and efficacy of Qsymia for weight management in obese pediatric and adolescent subjects, studies to assess drug utilization and pregnancy exposure, a study to assess renal function, as well as animal and in vitro studies. We are finalizing the designs and protocols for these studies at the current time and expect to begin certain of these studies during 2014.

Qsymia in development for Obstructive Sleep Apnea

        Obstructive sleep apnea, or OSA, is a chronic and potentially serious sleep disorder in which breathing is abnormally shallow, or hypopnea, or stops altogether, or apnea, for at least 10 seconds. These repetitive events are associated with collapse of the upper airway during sleep, and may occur five to thirty or more times per hour. Although many cases are unrecognized, symptoms may include snoring, fatigue or sleepiness during the day.

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

        In January 2010, we announced positive results from a Phase 2 study evaluating the safety and efficacy of Qsymia for the treatment of moderate to severe OSA. This Phase 2 study (OB-204) was a single-center, randomized, double-blind, placebo-controlled parallel group trial including 45 obese men and women (BMI 30 to 40 kg/m2 inclusive), 30 to 65 years of age with OSA (apnea-hypopnea index, or AHI, greater than or equal to 15 at baseline) who had not been treated with, or who were not compliant with CPAP, within three months of screening. Patients were randomized to placebo or top dose Qsymia. We are currently contemplating the timing of a Phase 3 study.

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

        According to the American Diabetes Association, an estimated 79 million people have prediabetes and nearly two million will develop type 2 diabetes each year. Millions more are known to have metabolic syndrome, a cluster of symptoms that includes high blood pressure, large waist size, high levels of fats in the blood, and the body's inability to handle glucose, which collectively increase a person's chances of developing cardiovascular disease. Qsymia is not currently indicated for the treatment of hypertension, type 2 diabetes mellitus, prediabetes, stroke or heart disease.

        In May 2013, the American Association of Clinical Endocrinologists introduced a new algorithm for the comprehensive management of weight in persons with prediabetes or type 2 diabetes in order to provide clinicians with a practical guide that considers the whole patient, the spectrum of risks and complications for the patient, and evidence-based approaches to treatment. In addition to advocating for glycemic control, the treatment algorithm focuses on obesity and prediabetes as the underlying risk factors for diabetes and associated complications, and specifically includes pharmacotherapy as part of the recommended treatment paradigm for managing weight.

        The currently approved oral medications for type 2 diabetes include insulin releasers such as glyburide, insulin sensitizers such as Actos® and Avandia®, inhibitors of glucose production by the liver such as metformin, DPP-IV inhibitors like Januvia®, as well as Precose® and Glyset, which slow the uptake of glucose from the intestine. Approved injectable medications for type 2 diabetes treatment include glucagon-like peptide-1, or GLP-1, analogs such as liraglutide, marketed under the brand name Victoza®, developed by Novo Nordisk and exenatide, marketed under the brand name Byetta®, and a long-acting version of exenatide marketed under the brand name Bydureon®, developed by Amylin Pharmaceuticals and Eli Lilly and Company. Studies to date suggest GLP-1s improve control of blood glucose by increasing insulin secretion, delaying gastric emptying, and suppressing prandial glucagon secretion. Clinical studies have reported that patients treated with GLP-1s experienced weight loss of approximately six to eight pounds. Newer agents recently approved for type 2 diabetes include Invokana® (canaglifozin) from Johnson & Johnson's Janssen Pharmaceuticals, a sodium glucose co-transporter 2, or SGLT2, inhibitor that has demonstrated modest, single-digit weight loss in clinical studies.

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

        In December 2008, we announced the results of our DM-230 diabetes study. The DM-230 Phase 2 study enrolled 130 patients, who had completed our Phase 2 study for the treatment of obesity (OB-202), at 10 study sites in the U.S., to continue in a blinded fashion as previously randomized for an additional 28 weeks. The results of the DM-230 study included assessments from the start of the OB-202 study through the end of the DM-230 study in this population, for a total treatment period of 56 weeks.

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

        The most common drug-related side effects reported were tingling, constipation and nausea. Patients on antidepressants such as selective serotonin reuptake inhibitors, or SSRIs, or serotonin and norepinephrine reuptake inhibitors, or SNRIs, were allowed to participate in the studies. Patients were monitored for depression and suicidality using the Patient Health Questionnaire-9, or PHQ-9, a validated mental health assessment tool agreed to by the FDA for use in our studies. Patients treated with Qsymia demonstrated greater improvements in PHQ-9 scores from baseline to the end of the study than patients in the placebo group.

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

        In October 2013, we announced new data published online in Diabetes Care demonstrating the effects of Qsymia on the progression to type 2 diabetes. In the study, high-risk overweight or obese patients with prediabetes and/or metabolic syndrome who were taking Qsymia over a two-year period experienced reductions of up to 78.7% in the annualized incidence rate of type 2 diabetes, in addition to losing weight. The American Association of Clinical Endocrinologists recognizes obesity and prediabetes as significant risk factors for progression to diabetes and associated complications.

        The publication analyzed 475 high-risk overweight or obese patients with prediabetes and/or metabolic syndrome at baseline from the two-year SEQUEL study, for their progression to type 2 diabetes and their changes in cardiometabolic parameters. After 108 weeks, it was observed that patients receiving Qsymia, in conjunction with lifestyle modifications, experienced significant weight loss along with markedly reduced progression to type 2 diabetes and improvements in multiple cardiometabolic disease risk factors.

        Subjects in the Qsymia recommended dose (7.5mg/46mg) and top dose (15mg/92mg) treatment groups experienced reductions of 70.5% and 78.7% in the annualized incidence rate of type 2 diabetes, respectively, versus placebo, which was related to degree of weight lost (10.9% and 12.1%, respectively, versus 2.5% with placebo; ITT-MI; P < 0.0001). Qsymia therapy was well tolerated by this subgroup over two years.

        Among patients in the study taking Qsymia, common adverse events included paraesthesia (tingling in the fingers or feet), sinusitis, dry mouth, constipation, headache, and dysgeusia (change in perception of taste). The types and severity of adverse events seen in this subgroup analysis were similar to those seen in the overall SEQUEL patient population and in other clinical trials.

        We are currently contemplating the timing of a Phase 3 study.

Qsymia in development for Other Indications

        We believe Qsymia may be helpful in treating other obesity-related diseases, including nonalcoholic steatohepatitis, or NASH, or its precursor, nonalcoholic fatty liver disease, or NAFLD, also known as fatty liver disease. We believe Qsymia may also be helpful in treating hyperlipidemia, or an elevation of lipids (fats) in the bloodstream. These lipids include cholesterol, cholesterol esters (compounds), phospholipids and triglycerides. In addition, we believe Qsymia may be helpful in patients with hypertension who do not respond well to antihypertensive medication. We are currently contemplating whether to pursue these other indications.

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

        Our drug STENDRA (avanafil) is an oral PDE5 inhibitor we have licensed from MTPC. STENDRA was approved in the U.S. by the FDA on April 27, 2012, for the treatment of ED. As part of the approval of STENDRA, we are committed to conduct two post-approval clinical studies. The first is a randomized, double-blind, placebo-controlled, parallel group multicenter clinical trial on the effect of STENDRA on spermatogenesis in healthy adult males and males with mild ED. The other study is a double-blind, randomized, placebo-controlled, single-dose clinical trial to assess the effects of STENDRA on multiple parameters of vision, including, but not limited to, visual acuity, intraocular pressure, pupillometry, and color vision discrimination in healthy male subjects. These studies are currently underway.

        On June 19, 2013, we announced clinical study results showing avanafil is effective for sexual activity within 15 minutes in men with ED. In the 440-patient study conducted at 30 sites in the U.S., STENDRA patients achieved statistically significant improvement versus placebo in the mean proportion of attempts that resulted in erections sufficient for successful intercourse as early as 10 minutes for the 200-mg dose and 12 minutes for the 100-mg dose following administration. The currently approved prescribing information recommends administration approximately 30 minutes before sexual activity. On January 21, 2014, we announced that the FDA had accepted a supplemental application that proposes to revise the STENDRA prescribing information with efficacy and safety information from this study. The Prescription Drug User Fee Act, or PDUFA, date for the supplemental filing is September 20, 2014. We intend to submit the above-mentioned clinical study results to peer review journals and medical society meetings for presentations. Menarini also intends to submit an application for a variation of the marketing authorization for SPEDRA to the European Commission to reflect clinical study results showing that avanafil is effective for sexual activity within 15 minutes in men with erectile dysfunction, or ED, in the Summary of Product Characteristics and the Patient Information Leaflet for the product.

        We have granted an exclusive license to Menarini to commercialize and promote SPEDRA for the treatment of erectile dysfunction in over 40 European countries, including the EU, plus Australia and New Zealand. In addition, we have granted an exclusive license to Auxilium to market STENDRA in the United States and Canada. We have also granted an exclusive license to Sanofi to commercialize avanafil in Africa, the Middle East, Turkey, and the CIS, including Russia. We are currently in discussions with potential partners to commercialize STENDRA in other territories under our license with MTPC in which we do not currently have a commercial collaboration.

Other Programs

        We have licensed and intend to continue to license from third parties the rights to other investigational drug candidates to treat various diseases and medical conditions. We also sponsor early-stage clinical trials at various research institutions and intend to conduct early-stage proof of concept studies on our own. We expect to continue to use our expertise in designing and conducting clinical trials, formulation and investigational drug candidate development to commercialize pharmaceuticals for unmet medical needs or for disease states that are underserved by currently approved drugs. We intend to develop products with a proprietary position or that complement our other products currently under development, although there can be no assurance that any of these investigational product candidates will be successfully developed and approved by regulatory authorities.

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

        Typically, human clinical trials are conducted in three phases that may overlap. In Phase 1, clinical trials are conducted with a small number of patients to determine the early safety profile and pharmacology of the new therapy. In Phase 2, clinical trials are conducted with groups of patients afflicted with a specific disease or medical condition in order to determine preliminary efficacy, optimal dosages and expanded evidence of safety. In Phase 3, large-scale, multicenter clinical trials are conducted with patients afflicted with a target disease or medical condition in order to provide substantial evidence of efficacy and safety required by the FDA and others.

        The results of the pre-clinical and clinical testing, together with chemistry and manufacturing information, are submitted to the FDA in the form of a New Drug Application, or NDA, for a pharmaceutical product in order to obtain approval to commence commercial sales. In responding to an NDA, the FDA may grant marketing approvals, may request additional information or further research or studies, or may deny the application if it determines that the application does not satisfy its regulatory approval criteria. FDA approval for a pharmaceutical product may not be granted on a timely basis, if at all. Under the goals and policies agreed to by the FDA under the PDUFA, the FDA has twelve months in which to complete its initial review of a standard NDA and respond to the applicant, and eight months for a priority NDA. The FDA does not always meet its PDUFA goal dates and in certain circumstances, the review process and the PDUFA goal date may be extended. A subsequent application for approval of an additional indication must also be reviewed by the FDA under the same criteria as apply to original applications, and may be denied as well. In addition, even if FDA approval is granted, it may not cover all the clinical indications for which approval is sought or may contain significant limitations in the form of warnings, precautions or contraindications with respect to conditions of use. In addition, the FDA may require the establishment of REMS that may, for instance, restrict distribution and impose burdensome implementation requirements. Our approved product Qsymia is subject to a REMS program.

        Satisfaction of FDA premarket approval requirements for new drugs typically takes several years and the actual time required may vary substantially based upon the type, complexity and novelty of the product or targeted disease. Government regulation may delay or prevent marketing of potential products for a considerable period of time and may impose costly procedures upon our activities. Success in early-stage clinical trials or with prior versions of products does not assure success in later stage clinical trials. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval.

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

        In addition to regulations in the U.S., we are subject to a variety of foreign regulations governing clinical trials, commercial sales, and distribution of our investigational drug candidates. We must obtain separate approvals by the comparable regulatory authorities of foreign countries before we can commence marketing of the product in those countries. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

United States Healthcare Reform

        In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act of 2010, which is referred to in this report as the Affordable Care Act was adopted in the United States. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act contains a number of provisions that are expected to impact our business and operations, in some cases in ways we cannot currently predict. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, expansion of the 340B program, and fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

        The Affordable Care Act made significant changes to the Medicaid Drug Rebate program. Effective March 23, 2010, rebate liability expanded from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. With regard to the amount of the rebates owed, the Affordable Care Act increased the minimum Medicaid rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products and from 11% to 13% for non-innovator products; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price. In addition, the Affordable Care Act and subsequent legislation changed the definition of average manufacturer price. In 2012, Centers for Medicaid and Medicare Services, or CMS, the federal agency that administers the Medicare and Medicaid Drug Rebate program, issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act but has not yet issued final regulations. CMS is currently expected to release the final regulations in 2014. Finally, the Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2014 (and set to increase in ensuing years), based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

        Additional provisions of the Affordable Care Act, some of which became effective in 2011, may negatively affect our revenues in the future. For example, as part of the Affordable Care Act's provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program, or the donut hole, manufacturers are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole. There currently is not coverage under Medicare Part D, but this could change in the future.

        The Affordable Care Act also expanded the Public Health Service's 340B drug pricing discount program. The 340B pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs. The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Affordable Care Act. The Affordable Care Act also obligates the Secretary of the Department of Health and Human Services to create regulations and processes to improve the integrity of the 340B program and to ensure the agreement that manufacturers must sign to participate in the 340B program obligates a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration is expected to issue a comprehensive proposed regulation in 2014 that will address many aspects of the 340B program. When that regulation is finalized, it could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

        Some states have elected not to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level as permitted under the Affordable Care Act. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact our sales, business and financial condition.

Pharmaceutical Pricing and Reimbursement

        In both U.S. and foreign markets, our ability to commercialize our products successfully, and to attract commercialization partners for our products, depends in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Third-party payors decide which drugs they will pay for and establish reimbursement and co-pay levels. Third-party payors are increasingly challenging the prices charged for medicines and examining their cost-effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Even with studies, our products may be considered less safe, less effective or less cost-effective than existing products, and third-party payors may not provide coverage and reimbursement for our product candidates, in whole or in part.

        Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. We anticipate that the United States Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost-containment measures include: controls on government funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs; controls on healthcare providers; challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; changes in drug importation laws; expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and public funding for cost-effectiveness research, which may be used by government and private third-party payors to make coverage and payment decisions.

        Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and Actual Acquisition Cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. CMS has made draft National Average Drug Acquisition Cost, or NADAC, and draft National Average Retail Price, or NARP, data publicly available on at least a monthly basis. In July 2013, CMS suspended the publication of draft NARP data, pending funding decisions. In November 2013, CMS moved to publishing final, rather than draft, NADAC data and has since made updated NADAC data publicly available on a weekly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products.

        We participate in the Medicaid Drug Rebate program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug.

        Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service's 340B drug pricing discount program in order for federal funds to be available for the manufacturer's drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. Changes to the definition of average manufacturer price and the Medicaid Drug Rebate amount under the Affordable Care Act and CMS's issuance of final regulations implementing those changes also could affect our 340B ceiling price calculations and negatively impact our results of operations.

        In order to be eligible to have our products paid for with federal funds under the Medicaid and Medicare Part B programs and purchased by certain federal agencies and certain federal grantees, we participate in the Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program, established by Section 603 of the Veterans Health Care Act of 1992. Under this program, we are obligated to make our product available for procurement on an FSS contract and charge a price to four federal agencies—VA, Department of Defense, Public Health Service, and Coast Guard—that is no higher than the statutory Federal Ceiling Price, or FCP. The FCP is based on the non-federal average manufacturer price, or Non-FAMP, which we calculate and report to the VA on a quarterly and annual basis. We also participate in the Tricare Retail Pharmacy program, established by Section 703 of the National Defense Authorization Act for FY 2008, and related regulations, under which we pay quarterly rebates on utilization of innovator products that are dispensed to Tricare beneficiaries. The rebates are calculated as the difference between Annual Non-FAMP and FCP.

        We expect to experience pricing pressures in the United States in connection with the sale of our products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. In various EU countries, we expect to be subject to continuous cost-cutting measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative.

        We are unable to predict what additional legislation, regulations or policies, if any, relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future or what effect such legislation, regulations or policies would have on our business. Any cost-containment measures, including those listed above, or other healthcare system reforms that are adopted, could have a material adverse effect on our ability to operate profitably.

        Once an applicant receives marketing authorization in an EU Member State, through any application route, the applicant is then required to engage in pricing discussions and negotiations with a separate pricing authority in that country. The legislators, policymakers and healthcare insurance funds in the EU Member States continue to propose and implement cost-containing measures to keep healthcare costs down, due in part to the attention being paid to healthcare cost-containment and other austerity measures in the EU. Certain of these changes could impose limitations on the prices pharmaceutical companies are able to charge for their products. The amounts of reimbursement available from governmental agencies or third-party payors for these products may increase the tax obligations on pharmaceutical companies such as ours, or may facilitate the introduction of generic competition with respect to our products. Furthermore, an increasing number of EU Member States and other foreign countries use prices for medicinal products established in other countries as "reference prices" to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere. In addition, the ongoing budgetary difficulties faced by a number of EU Member States, including Greece and Spain, have led and may continue to lead to substantial delays in payment and payment partially with government bonds rather than cash for medicinal products, which could negatively impact our revenues and profitability. Moreover, in order to obtain reimbursement of our medicinal products in some countries, including some EU Member States, we may be required to conduct clinical trials that compare the cost-effectiveness of our products to other available therapies. There can be no assurance that our medicinal products will obtain favorable reimbursement status in any country.

Fraud and Abuse Laws

        The healthcare industry, and thus our business, is subject to extensive federal, state, local and foreign regulation. Some of the pertinent laws have not been definitively interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. In addition, these laws and their interpretations are subject to change. Both federal and state governmental agencies continue to subject the healthcare industry to intense regulatory scrutiny, including heightened civil and criminal enforcement efforts.

        The restrictions under applicable federal and state healthcare fraud and abuse laws and regulations that may affect our ability to operate include, but are not limited to:

  •
  the federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Further, the Affordable Care Act, among other things, clarified that a person or entity needs not to have actual knowledge of the federal Anti-Kickback statute or specific intent to violate it. In addition, the Affordable Care Act amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Law protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exemption or safe harbor may be subject to scrutiny. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability;

  •
  the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company's products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. In addition, in recent years the government has pursued civil False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;

  •
  numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who prescribe our product and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. We are not a HIPAA-covered entity and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business;

  •
  analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payor. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states prohibit providing meals to prescribers or other marketing-related activities. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes of conduct. Additional states are considering or recently have considered similar proposals. Foreign governments often have similar regulations, which we also will be subject to in those countries where we market and sell products;

  •
  the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals, maintenance of a payments database, and public reporting of the payment data. Pharmaceutical manufacturers with products for which payment is available under Medicare, Medicaid or the State Children's Health Insurance Program are required to track and report such payments. CMS recently issued a final rule implementing the Physician Payment Sunshine Act provisions and clarified the scope of the reporting obligations, as well as that applicable manufacturers must begin tracking on August 1, 2013, and must report payment data to CMS by March 31, 2014, and annually thereafter; and

  •
  the federal Foreign Corrupt Practices Act of 1997 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

        If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, like Medicare and Medicaid, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

Collaboration Agreements

Mitsubishi Tanabe Pharma Corporation

        In January 2001, we entered into an exclusive development, license and clinical trial and commercial supply agreement with Tanabe Seiyaku Co., Ltd., now Mitsubishi Tanabe Pharma Corporation, or MTPC, for the development and commercialization of avanafil, a PDE5 inhibitor compound for the oral and local treatment of male and female sexual dysfunction. Under the terms of the agreement, MTPC agreed to grant an exclusive license to us for products containing avanafil outside of Japan, North Korea, South Korea, China, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Vietnam and the Philippines. We agreed to grant MTPC an exclusive, royalty-free license within those countries for oral products that we develop containing avanafil. In addition, we agreed to grant MTPC an exclusive option to obtain an exclusive, royalty-bearing license within those countries for non-oral products that we develop containing avanafil. MTPC agreed to manufacture and supply us with avanafil for use in clinical trials, which were our primary responsibility. The MTPC agreement contains a number of milestone payments to be made by us based on various triggering events. Through December 31, 2013, under the terms of the MTPC agreement, we have paid a total of $15.0 million in milestone payments to MTPC, including $2.0 million in 2013, upon the grant of a marketing authorization for SPEDRA (avanafil) in the EU and $3.0 million in 2012, upon FDA approval of STENDRA (avanafil) in the U.S. In addition, during 2013 and 2012, we purchased $9.9 million and $7.4 million of product, respectively, from MTPC under the supply portion of the Agreement in preparation for the commercial launch in the U.S., the EU and certain other territories that use the U.S. approval and EU marketing authorization.

        We expect to make other substantial payments to MTPC in accordance with the MTPC agreement as we continue to commercialize avanafil for the oral treatment of male sexual dysfunction in our territories. Potential future milestone payments include $6.0 million upon the achievement of $250.0 million or more in worldwide net sales during any calendar year.

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

        In August 2012, we entered into an amendment to our agreement with MTPC that permits us to manufacture the active pharmaceutical ingredient, or API, and tablets for STENDRA ourselves or through third parties. According to the amendment, the transition of manufacturing from MTPC must occur on or before June 30, 2015.

        On February 21, 2013, we entered into the third amendment to our agreement with MTPC which, among other things, expands our rights, or those of our sublicensees, to enforce the patents licensed under the MTPC agreement against alleged infringement, and clarifies the rights and duties of the parties and our sublicensees upon termination of the MTPC agreement. In addition, we were obligated to use our best commercial efforts to market STENDRA in the U.S. by December 31, 2013, which was achieved by our commercialization partner, Auxilium.

        On July 23, 2013, we entered into the fourth amendment to our agreement with MTPC which, among other things, changes the definition of net sales used to calculate royalties owed by us to MTPC.

Menarini Group

        On July 5, 2013, we entered into a license and commercialization agreement, or the Menarini License Agreement, and a supply agreement, or the Menarini Supply Agreement, with the Menarini Group through its subsidiary Berlin-Chemie AG, or Menarini.

        Under the terms of the Menarini License Agreement, Menarini received an exclusive license to commercialize and promote our drug SPEDRA™ (avanafil) for the treatment of erectile dysfunction in over 40 European countries, including the EU, plus Australia and New Zealand. Additionally, we agreed to transfer to Menarini ownership of the marketing authorization for SPEDRA in the EU for the treatment of erectile dysfunction, which was granted by the European Commission in June 2013. Each party agreed not to develop, commercialize, or in-license any other product that operates as phosphodiesterase type-5 inhibitor for the treatment of erectile dysfunction for a limited time period, subject to certain exceptions.

        We are entitled to receive upfront payments, and various approval and sales milestones, plus royalties on SPEDRA sales. Menarini will also reimburse us for payments made to cover various obligations to MTPC during the term of the Menarini License Agreement. The Menarini License Agreement will terminate on a country-by-country basis in the relevant territories upon the latest to occur of the following: (i) the expiration of the last-to-expire valid VIVUS patent covering SPEDRA; (ii) the expiration of data protection covering SPEDRA; or (iii) ten (10) years after the SPEDRA product launch. In addition, Menarini may terminate the Menarini License Agreement if certain additional regulatory obligations are imposed on SPEDRA, and we may terminate the Menarini License Agreement if Menarini challenges our patents covering SPEDRA or if Menarini commits certain legal violations. Either party may terminate the Menarini License Agreement for the other party's uncured material breach or bankruptcy.

        Under the terms of the Menarini Supply Agreement, we will supply Menarini with STENDRA drug product until December 31, 2018, at the latest. Menarini also has the right to manufacture STENDRA independently, provided that it continues to satisfy certain minimum purchase obligations to us. Following the expiration of the Menarini Supply Agreement, Menarini will be responsible for its own supply of STENDRA. Either party may terminate the Menarini Supply Agreement for the other party's uncured material breach or bankruptcy, or upon the termination of the Menarini License Agreement.

Auxilium Pharmaceuticals, Inc.

        On October 10, 2013, we entered into a license and commercialization agreement, or the Auxilium License Agreement, and a commercial supply agreement, or the Auxilium Supply Agreement, with Auxilium Pharmaceuticals, Inc., or Auxilium.

        Under the terms of the Auxilium License Agreement, Auxilium received an exclusive license to commercialize and promote our drug STENDRA for the treatment of ED in the United States and Canada and their respective territories, or the Auxilium Territory. Additionally, following the completion of certain events, we have agreed to transfer to Auxilium ownership of the product marketing authorization for STENDRA for the treatment of erectile dysfunction, which was granted by the FDA in April 2012. Each party agreed not to develop, commercialize, or in-license any other product that operates as a PDE-5 inhibitor for the treatment of erectile dysfunction in the Auxilium Territory for a limited time period, subject to certain exceptions. A PDE-5 inhibitor means any product that operates as a phosphodiesterase type-5 inhibitor.

        We received an upfront license fee of $30.0 million in October 2013, and are eligible to receive various milestone payments, plus royalty payments on STENDRA sales. We are also eligible to receive a regulatory milestone payment of $15.0 million upon approval by the FDA of a specific time of onset claim for STENDRA in the Auxilium Territory. In addition, we are eligible to receive up to an aggregate of $255.0 million in potential milestone payments based on certain net sales targets by Auxilium. Further, we will receive royalty payments based on tiered percentages of the aggregate annual net sales of STENDRA in the Auxilium Territory on a quarterly basis. The percentage of Auxilium's aggregate annual net sales to be paid to us increases in accordance with the achievement of specific thresholds of aggregate annual net sales of STENDRA in the Auxilium Territory. If Auxilium's net sales of STENDRA in a country are reduced by certain amounts following the entry of a generic product to the market, royalty payments will be reduced by certain percentages based on such reductions. Auxilium will also reimburse us for payments made to cover various obligations to MTPC during the term of the Auxilium License Agreement.

        Auxilium will receive an exclusive license, with a right to sublicense, subject to certain limitations, under certain of our trademarks, including STENDRA, to market, sell and distribute STENDRA for the treatment of ED in the Auxilium Territory. In addition, Auxilium will receive an exclusive license, with a right to sublicense, subject to certain limitations, under certain of our patents and know-how (i) to use, distribute, import, promote, market, sell, offer for sale and otherwise commercialize STENDRA for the treatment of erectile dysfunction in the Auxilium Territory; (ii) to make and have made STENDRA anywhere in the world, with certain exceptions, where STENDRA is solely for use or sale for the treatment of erectile dysfunction in the Auxilium Territory; and (iii) to conduct certain development activities on STENDRA for the treatment of erectile dysfunction in support of obtaining regulatory approval in the Auxilium Territory.

        Auxilium will obtain STENDRA exclusively from us for a mutually agreed term pursuant to the Auxilium Supply Agreement, as further described below. Auxilium may elect to transfer the control of the supply chain for STENDRA for the Auxilium Territory to itself or its designee by assigning to Auxilium our agreements with the contract manufacturer, which is referred to below as the Supply Chain Transfer.

        At our sole cost and expense, we will be responsible for preparing and filing with the FDA the appropriate documents to obtain a label expansion for STENDRA referencing a specific time of onset claim. We will use commercially reasonable efforts to obtain approval of such label expansion filing. Further, we will be responsible for conducting any post-regulatory studies of STENDRA that are required by the FDA in the Auxilium Territory. Such costs will be split equally between the parties up to a specified amount and then once the specified amount is reached, we shall be solely responsible for the remainder of the costs.

        The Auxilium License Agreement will terminate on a country-by-country basis upon the later to occur of the following: (a) ten (10) years after the STENDRA product launch in such country; or (b) the expiration of the last-to-expire patents within our patents covering STENDRA in such country. In addition, Auxilium may terminate the Auxilium License Agreement (i) for any reason following the one (1) year anniversary of the STENDRA launch in the U.S upon one hundred eighty (180) days written notice, and (ii) upon the entry of a generic avanafil product into the market upon thirty (30) days written notice. We may terminate the Auxilium License Agreement (i) immediately upon written notice to Auxilium if Auxilium is excluded from participation in the U.S. federal healthcare programs and fails to cure such exclusion within one hundred twenty (120) days, and (ii) if Auxilium challenges the VIVUS patents covering STENDRA upon written notice to Auxilium. Either party may terminate the Auxilium License Agreement for the other party's uncured material breach or bankruptcy.

        Under the terms of the Auxilium Supply Agreement, we will supply Auxilium with STENDRA drug product until December 31, 2018, at the latest. For 2015, and each subsequent year during the term of the Auxilium Supply Agreement, if Auxilium fails to purchase an agreed minimum purchase amount of STENDRA from us, it will reimburse us for the shortfall as it relates to our out-of-pocket costs to acquire certain raw materials needed to manufacture STENDRA. Either party may terminate the Auxilium Supply Agreement for the other party's uncured material breach or bankruptcy, or upon the termination of the License Agreement. The Auxilium Supply Agreement will automatically terminate upon completion of the Supply Chain Transfer, as described above.

Sanofi

        On December 11, 2013, we entered into a license and commercialization agreement, or the Sanofi License Agreement, with Sanofi. Effective as of December 11, 2013, we entered into a supply agreement, or the Sanofi Supply Agreement, with Sanofi Winthrop Industrie, a wholly owned subsidiary of Sanofi.

        Under the terms of the Sanofi License Agreement, Sanofi received an exclusive license to commercialize and promote VIVUS's drug avanafil for therapeutic use in humans in Africa, the Middle East—Turkey and Eurasia, or the Sanofi Territory. During the term of the License Agreement, each party agreed not to develop, commercialize, or in-license any other product that operates as a phosphodiesterase type-5 inhibitor for therapeutic use in humans in the Sanofi Territory for a limited time period, subject to certain exceptions.

        In December 2013, we received an upfront license fee of $5.0 million and a $1.5 million manufacturing milestone payment. We are also eligible to receive up to an additional $3.5 million in manufacturing milestone payments, up to $6.0 million in regulatory milestone payments, and up to $45.0 million in sales milestone payments, plus royalties on avanafil sales based on tiered percentages of the aggregate annual net sales in the Sanofi Territory. Sanofi will also reimburse us for a portion of any sales milestone paid by us to MTPC based on the share of Sanofi's net sales in the total worldwide net sales amount triggering the payment of such sales milestone.

        Royalty payment obligations under the Sanofi License Agreement will be payable for avanafil in each country in the Sanofi Territory until the later to occur of (i) the expiration of the last-to-expire valid claim within the VIVUS patents that, absent the licenses granted to Sanofi under the Sanofi License Agreement, would be infringed by the sale of avanafil in such country, and (ii) December 11,

2029, or the Sanofi Royalty Payment Term. The Sanofi License Agreement will terminate as follows: (i) as to avanafil in each country in the Sanofi Territory, upon the expiration of the Sanofi Royalty Payment Term with respect to avanafil in such country, provided however, that Sanofi's obligation to reimburse us for Sanofi's pro-rata share of any sales milestone paid by us to MTPC will survive if such sales milestone has not yet come due; and (ii) in its entirety, upon the expiration of all royalty payment obligations arising under the Sanofi License Agreement in all countries in the Sanofi Territory.

        In addition, we may terminate the Sanofi License Agreement immediately upon written notice to Sanofi on a country-by-country basis if Sanofi becomes subject to certain regulatory actions or legal restrictions. We may also terminate the Sanofi License Agreement in its entirety upon written notice to Sanofi if Sanofi or any affiliate commences any action or proceeding that challenges the validity, enforceability or scope of any VIVUS patent in the Sanofi Territory or any country outside of the Sanofi Territory, or if a similar action is instituted by a sublicensee and Sanofi does not terminate the sublicense after being aware of such action for a specified period. Further, Sanofi may terminate the Sanofi License Agreement in whole or on a country-by-country basis for convenience at any time upon advance notice to us. Either party may terminate the Sanofi License Agreement for the other party's uncured material breach, or bankruptcy or related actions or proceedings. In the event of an uncured material breach by us, Sanofi may, in lieu of terminating the Sanofi License Agreement in its entirety, elect to continue the Sanofi License Agreement in full force and effect except (i) we will have no further rights to receive certain commercialization reports, and (ii) Sanofi may set off any payments or amounts due by Sanofi but not yet paid to us against all direct and undisputed damages suffered by Sanofi as a result of the breach.

        Under the terms of the Sanofi Supply Agreement, we will supply Sanofi Winthrop Industrie with avanafil tablets until June 30, 2015, or in the event the obligations of MTPC to supply avanafil tablets to us are amended to extend beyond June 30, 2015, then until the expiration of the MTPC supply obligations as amended. Either party may terminate the Sanofi Supply Agreement for (i) the other party's uncured material breach or (ii) bankruptcy, insolvency, liquidation or certain receivership proceedings, or certain proceedings for reorganization under bankruptcy or comparable laws. In addition, the Sanofi Supply Agreement will automatically terminate upon the termination of the Sanofi License Agreement.

        On July 31, 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for our drug avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. On November 18, 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. We intend to submit an amendment to the NDA for avanafil to the FDA, and an application for the variation of the marketing authorization for avanafil to the EMA, to include Sanofi Chimie as a qualified supplier of the avanafil API and Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets. We have minimum annual purchase commitments under these agreements for at least the initial five-year terms.

Other

        In October 2001, we entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D., for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational drug candidate development program for Qsymia for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to us with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, through December 31, 2013, we have paid a total of

$1.2 million and have issued fully vested and exercisable options to purchase 60,000 shares of our common stock to Dr. Najarian. In addition, the Assignment Agreement requires us to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that we decide not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined the Company as a part-time employee and served as a Principal Scientist. In November 2013, Dr. Najarian's employment with the Company ended although he continues to work for us on a consulting basis.

Patents, Proprietary Technology and Data Exclusivity

        We own or are the exclusive licensee of more than 30 patents and numerous published patent applications in the U.S. and Canada. We intend to develop, maintain and secure intellectual property rights and to aggressively defend and pursue new patents to expand upon our current patent base. Our portfolio of patents as it primarily relates to Qsymia, our FDA-approved drug for the treatment of obesity, and STENDRA, our FDA-approved drug for the treatment of erectile dysfunction, is summarized as follows:

QSYMIA
U.S. Patent No. 7,056,890	Expiring 06/14/2020
U.S. Patent No. 7,553,818	Expiring 06/14/2020
U.S. Patent No. 7,659,256	Expiring 06/14/2020
U.S. Patent No. 7,674,776	Expiring 06/14/2020
U.S. Patent No. 8,580,299	Expiring 06/14/2029	*
U.S. Patent Publication No. 2010/0105765 A1	Pending
U.S. Patent No. 8,580,298	Expiring 05/15/2029	*
U.S. Patent No. 8,536,138	Expiring 06/13/2027
Canadian Patent No. 2,377,330	Expiring 06/14/2020
Canadian Patent Publication No. 2,691,991 A1	Pending
Canadian Patent Publication No. 2,727,313 A1	Pending
Canadian Patent Publication No. 2,727,319 A1	Pending
STENDRA
U.S. Patent No. 6,656,935	Expiring 09/13/2020
U.S. Patent No. 7,501,409	Expiring 05/05/2023
Canadian Patent No. 2,383,466	Expiring 09/13/2020
ERECTILE DYSFUNCTION
U.S. Patent No. 5,482,039	Expiring 03/25/2014
U.S. Patent No. 5,769,088	Expiring 03/25/2014
U.S. Patent No. 5,820,587	Expiring 03/14/2015
U.S. Patent No. 5,849,803	Expiring 12/15/2015
U.S. Patent No. 5,922,341	Expiring 10/28/2017
U.S. Patent No. 5,925,629	Expiring 10/28/2017
U.S. Patent No. 6,037,346	Expiring 10/28/2017
U.S. Patent No. 6,093,181	Expiring 07/25/2017
U.S. Patent No. 6,127,363	Expiring 10/28/2017
U.S. Patent No. 6,156,753	Expiring 10/28/2017
U.S. Patent No. 6,403,597	Expiring 10/28/2017
U.S. Patent No. 6,495,154	Expiring 11/21/2020
U.S. Patent No. 6,548,490	Expiring 10/28/2017
U.S. Patent No. 6,946,141	Expiring 11/21/2020
Canadian Patent No. 2,305,394	Expiring 10/28/2018

*
These expiration dates are based on the number of days of patent term adjustment, or PTA, calculated by the U.S. Patent and Trademark Office, or USPTO. An independent calculation of PTA suggested that the patents may be entitled to fewer days of PTA than determined by the USPTO.

        The EU has adopted a harmonized approach to data and marketing exclusivity under Regulation (EC) No. 726/2004 and Directive 2001/83/EC. The exclusivity scheme applies to products that have been authorized in the EU by either the European Commission, through the centralized procedure, or the competent authorities of the Member States of the European Economic Area, or EEA, under the Decentralized or Mutual Recognition procedures. The approach (known as the 8+2+1 formula) permits eight years of data exclusivity and 10 years of marketing exclusivity. Within the first eight years of the 10 years, a generic applicant is not permitted to cross refer to the preclinical and clinical trial data relating to the reference product. Even if the generic product is authorized after expiry of the eight years of data exclusivity, it cannot be placed on the market until the full 10-year market exclusivity has expired. This 10-year market exclusivity may be extended cumulatively to a maximum period of 11 years if during the first eight years of those 10 years, the marketing authorization holder obtains an authorization for a new (second) therapeutic indication which, during the scientific evaluation prior to its authorization, is held to bring a significant clinical benefit in comparison with existing therapies.

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

Manufacturing

        Our commercial products, Qsymia and STENDRA, together with their respective active pharmaceutical ingredients, or APIs, and finished products, as well as our clinical supplies, are manufactured on a contract basis. In addition, packaging for the commercial distribution of the Qsymia product capsules and the STENDRA product tablets is performed by contract packaging companies. We expect to continue to contract with other third-party providers for manufacturing services, including APIs, finished products, and packaging operations as needed. Although we believe that our current agreements and purchase orders with third-party manufacturers provide for sufficient operating capacity to support the anticipated commercial demand for Qsymia and STENDRA and our clinical supplies, we have only one approved contract manufacturer for each aspect of the manufacturing and packaging processes. If we are unable to obtain a sufficient supply of Qsymia or STENDRA for our commercial sales, or the clinical supplies to support our clinical trials, or if we should encounter delays or difficulties in our relationships with our manufacturers or packagers, we may lose potential sales, have difficulty entering into collaboration agreements for the commercialization of STENDRA for territories in which we do not have a commercial collaboration or our clinical trials may be delayed.

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

        As indicated above, on July 31, 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie, a wholly owned subsidiary of Sanofi, pursuant to which Sanofi Chimie will manufacture and supply the active pharmaceutical ingredient for our drug avanafil. Further, as indicated above, on November 18, 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie, a wholly owned subsidiary of Sanofi, pursuant to which Sanofi Winthrop Industrie will manufacture and supply the tablets for our drug avanafil.

        We currently do not have any manufacturing facilities and intend to continue to rely on third parties for the supply of the starting materials, API and finished dosage forms (tablets and capsules). However, we cannot be certain that we will be successful in entering into additional supplier agreements or that we will be able to obtain the necessary regulatory approvals for any suppliers in a timely manner or at all.

        Catalent manufactured the supply for our Phase 3b/4 program for Qsymia, and Catalent currently manufactures our clinical and commercial supplies for Qsymia. Catalent has been successful in validating the commercial manufacturing process for Qsymia at a scale that has been able to support the launch of Qsymia in the U.S. market. While Catalent has significant experience in commercial scale manufacturing, there is no assurance that Catalent will be successful with the commercial scale manufacturing of Qsymia.

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

Marketing and Sales

        We rely on PDI, Inc., or PDI, a third-party contract sales organization, to assist with the hiring of sales representatives and the promotion of Qsymia to physicians. Our internal sales management and marketing personnel manage and supervise the activities of this sales force.

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

        Pursuant to the REMS program applicable to Qsymia, our distribution network is through a small number of certified home delivery pharmacies and wholesalers and through a broader network of certified retail pharmacies. We have contracted through a third-party vendor to certify the retail pharmacies and collect required data to support the Qsymia REMS program. In addition to providing services to support the distribution and use of Qsymia, each of the certified pharmacies has agreed to comply with the REMS program requirements and, through our third-party data collection vendor, will provide us with the necessary patient and prescribing healthcare provider, or HCP, data. In addition, we have contracted with third-party data warehouses to store this patient and HCP data and report it to us. We rely on this third-party data in order to recognize revenue and comply with the REMS requirements for Qsymia, such as data analysis. This distribution and data collection network requires significant coordination with our sales and marketing, finance, regulatory and medical affairs teams, in light of the REMS requirements applicable to Qsymia.

Competition

        Competition in the pharmaceutical and medical products industries is intense and is characterized by costly and extensive research efforts and rapid technological progress. We are aware of several pharmaceutical companies also actively engaged in the development of therapies for the treatment of obesity, diabetes and sexual health and medical device companies engaged in the development of therapies for the treatment of sleep apnea. Many of these companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than VIVUS. Our competitors may develop technologies and products that are more effective than those we are currently marketing or researching and developing. Some of the drugs that may compete with Qsymia may not have a REMS requirement and the accompanying complexities such a requirement presents. Such developments could render Qsymia and STENDRA less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited experience.

        Qsymia for the treatment of chronic weight management competes with several approved anti-obesity drugs including, Belviq® (lorcaserin), Arena Pharmaceutical's anti-obesity compound being marketed by Eisai Inc., Eisai Co., Ltd.'s U.S. subsidiary; Xenical® (orlistat), marketed by Roche; alli®, the over-the-counter version of orlistat, marketed by GlaxoSmithKline; and Suprenza™ (phentermine hydrochloride), marketed by Akrimax Pharmaceuticals, LLC. In addition, Orexigen Therapeutics, Inc., or Orexigen, has an investigational drug under review at the FDA known as Contrave® (naltrexone/bupropion) which, according to Orexigen, could be approved and on the market in the U.S. in 2014. The company recently announced a PDUFA date of June 10, 2014, and has also expressed confidence in achieving a potential marketing authorization by the European Commission by year-end 2014. If approved, Contrave will be marketed by Takeda Pharmaceutical Company Limited.

        There are also several drugs in development for obesity, including an investigational drug candidate, liraglutide, in Phase 3 clinical trials being developed by Novo Nordisk A/S. Victoza (liraglutide) is approved by the FDA for the treatment of type 2 diabetes. The approved doses are 1.2mg and 1.8mg in the U.S. and EU while Victoza 3.0mg is being developed for the treatment of obesity. Newer agents recently approved for type 2 diabetes include Invokana (canaglifozin) from Johnson & Johnson's Janssen Pharmaceuticals, an SGLT2 inhibitor that has demonstrated modest, single-digit weight loss in clinical studies. In addition, there are several other investigational drug candidates in Phase 2 clinical trials. In January 2013, Rhythm Pharmaceuticals, or Rhythm, announced the initiation of a Phase 2 clinical trial with RM-493, a small-peptide melanocortin 4 receptor, or MC4R, agonist, for the treatment of obesity. Rhythm announced in September 2013, that RM-493 is being studied in Phase 1B for the treatment of obesity in individuals with a genetic deficiency in the MC4R pathway. There are a number of generic pharmaceutical drugs that are prescribed for obesity, predominantly phentermine, which is sold at much lower prices than we charge for Qsymia and is also widely available in retail pharmacies. The availability of branded prescription drugs, generic drugs and over-the-counter drugs could limit the demand and the price we are able to charge for Qsymia.

        We may also face competition from the off-label use of the generic components in our drugs. In particular, it is possible that patients will seek to acquire phentermine and topiramate, the generic components of Qsymia. Neither of these generic components has a REMS program and both are available at retail pharmacies. Although the dosage strength of these generic components has not been approved by the FDA for use in the treatment of obesity, the off-label use of the generic components in the U.S. or the importation of the generic components from foreign markets could adversely affect the commercial potential for our drugs and adversely affect our overall business, financial condition and results of operations.

        Qsymia and STENDRA may also face challenges and competition from newly developed generic products. Under the U.S. Drug Price Competition and Patent Term Restoration Act of 1984, known as the Hatch-Waxman Act, newly approved drugs and indications may benefit from a statutory period of non-patent marketing exclusivity. The Hatch-Waxman Act stimulates competition by providing incentives to generic pharmaceutical manufacturers to introduce non-infringing forms of patented pharmaceutical products and to challenge patents on branded pharmaceutical products. If we are unsuccessful in challenging an Abbreviated New Drug Application, or ANDA, filed pursuant to the Hatch-Waxman Act, a generic version of Qsymia or STENDRA may be launched, which would harm our business.

        There are also surgical approaches to treat severe obesity that are becoming increasingly accepted. Two of the most well-established surgical procedures are gastric bypass surgery and adjustable gastric banding, or lap bands. In February 2011, the FDA approved the use of a lap band in patients with a BMI of 30 (reduced from 35) with comorbidities. The lowering of the BMI requirement will make more obese patients eligible for lap band surgery. In addition, other potential approaches that utilize various implantable devices or surgical tools are in development. Some of these approaches are in late-stage development and may be approved for marketing.

        We anticipate that STENDRA (avanafil) for the treatment of ED will compete with PDE5 inhibitors in the form of oral medications including Viagra® (sildenafil citrate), marketed by Pfizer, Inc.; Cialis® (tadalafil), marketed by Eli Lilly and Company; Levitra® (vardenafil), co-marketed by GlaxoSmithKline plc and Schering-Plough Corporation in the U.S.; and STAXYN® (vardenafil in an oral disintegrating tablet, or ODT), co-promoted by GlaxoSmithKline plc and Merck & Co., Inc.

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

        Avanafil qualifies as an innovative medicinal product in the EU. Innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies on data in the marketing authorization dossier for another, previously approved medicinal product) are entitled to eight years' data exclusivity. During this period, applicants for approval of generics of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to 10 years' market exclusivity. During this 10-year period no generic medicinal product can be placed on the EU market. The 10-year period of market exclusivity can be extended to a maximum of 11 years if, during the first eight years of those 10 years, the Marketing Authorization Holder for the innovative product obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. If we do not obtain extended patent protection and data exclusivity for our product candidates, our business may be materially harmed.

Research and Development

        We incurred $29.7 million in 2013, $32.1 million in 2012, and $24.6 million in 2011, in research and development expenses, primarily to support the approval efforts and clinical programs for Qsymia and STENDRA.

Employees

        As of February 19, 2014, we had 98 employees located at our corporate headquarters in Mountain View, California, and in the field. None of our current employees are represented by a labor union or are the subject of a collective bargaining agreement. We believe that our relations with our employees are good, and we have never experienced a work stoppage at any of our facilities.

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

Geographic Area Financial Information

        For financial information concerning the geographic areas in which we operate, see Note 17: "Segment Information and Concentration of Customers and Suppliers—Geographic Information" to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

        The public may read and copy any materials filed by VIVUS with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The contents of these websites are not incorporated into this filing. Further, VIVUS's references to the URLs for these websites are intended to be inactive textual references only.

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

        In July 2013, we announced changes to our Board and management. In September and November 2013, and January 2014, we announced further changes to our management team. In November 2013, we announced a reduction in force of approximately 17%, the decision of our Chief Financial Officer to exercise his right to terminate his employment for Good Reason (as defined in his Amended and Restated Change of Control and Severance Agreement with the Company, effective as of July 1, 2013), and the appointment of our Corporate Controller as the Company's interim Chief Financial Officer. In January 2014, we announced that our Chief Executive Officer was assuming the duties and responsibilities of the Company's Chief Commercial Officer. The implementation of these changes, including the recent appointment of a new Chief Executive Officer and interim Chief Financial Officer, the expansion of our Board to include predominantly new members, the resignation of our President, the decision of our Chief Financial Officer to exercise his right to terminate his employment for Good Reason, the assumption of the Chief Commercial Officer's duties and responsibilities by the Chief Executive Officer, and the potential for additional changes to our management, organizational structure and strategic business plan, may cause speculation and uncertainty regarding our future business strategy and direction. These changes may cause or result in:

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

  •
  obtain marketing authorization by the European Commission for Qsiva™ in the EU through the centralized procedure;

  •
  manage our alliances with Auxilium, Menarini and Sanofi, to help ensure the commercial success of avanafil;

  •
  manage costs;

  •
  continue to certify and add to the Qsymia retail pharmacy network nationwide and sell Qsymia through this network;

  •
  improve third-party payor coverage, lower out-of-pocket costs to patients with discount programs, and change public policy to obtain coverage for obesity under Medicare Part D;

  •
  create market demand for Qsymia through patient and physician education, marketing and sales activities;

  •
  achieve market acceptance and generate product sales;

  •
  comply with the post-marketing requirements established by the U.S. Food and Drug Administration, or FDA, including Qsymia's Risk Evaluation and Mitigation Strategy, or REMS, any future changes to the REMS, and any other requirements established by the FDA in the future;

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

        Prior to the commercialization of Qsymia, we have not had any commercial products since the divestiture of MUSE® in November 2010. While our management and key personnel have significant experience developing, launching and commercializing drugs at VIVUS and at other companies, we have only recently begun to work together to commercialize Qsymia and we cannot be certain that we will be successful. If we are unable to successfully commercialize Qsymia, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations. In addition, we rely on a third-party contract sales organization, PDI, to assist with the hiring of sales representatives and the promotion of Qsymia to physicians. We depend on the success of PDI in performing its services, and we cannot be certain PDI will cooperate with us to perform its obligations under the agreement. Although they are contractually obligated, we cannot control the amount of resources that will be devoted by PDI to the promotion of Qsymia. Any failure of PDI to perform its obligations, or delay in allocating resources to the promotion of Qsymia, could adversely affect the commercialization of Qsymia and materially harm our business, financial condition and results of operations.

We may not fully realize the anticipated benefits from a cost reduction plan we announced in November 2013.

        On November 5, 2013, we announced a cost reduction plan to eliminate expenses that are not essential to expanding the use of Qsymia. The plan reduced our workforce by approximately 20 employees, not including our sales force. We substantially completed this cost reduction plan by

December 31, 2013, and incurred pre-tax non-recurring charges of $8.0 million in the fourth quarter of 2013, including approximately $5.7 million in employee termination costs, $1.3 million in non-cash share-based compensation expense related to the automatic acceleration of vesting of unvested stock options held by the terminated employees, and $1.0 million in facilities and other lease exit costs. We expect to realize approximately $6 million to $8 million in annual net cost savings beginning in fiscal year 2014.

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

We depend on our collaboration partner Auxilium to market and sell STENDRA™ (avanafil) in the United States and Canada, our collaboration partner Sanofi to gain approval, market, and sell avanafil in Africa, the Middle East, Turkey, and the Commonwealth of Independent States, and our collaboration partner Menarini to market and sell SPEDRA™ (avanafil) in over 40 European countries, including the EU, plus Australia and New Zealand.

        On December 11, 2013, we entered into a License and Commercialization Agreement with Sanofi under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East, Turkey, and the Commonwealth of Independent States, or CIS, including Russia. Sanofi will be responsible for obtaining regulatory approval in its territories. Sanofi intends to market avanafil under the trade name SPEDRA™ or STENDRA™. On October 10, 2013, we entered into a License and Commercialization Agreement with Auxilium under which Auxilium received an exclusive license to commercialize and promote STENDRA for the treatment of ED in the United States and Canada. On July 5, 2013, we entered into a License and Commercialization Agreement with Menarini under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, plus Australia and New Zealand.

        We are relying on our collaboration partners, Auxilium, Menarini, and Sanofi to successfully commercialize STENDRA or SPEDRA in their respective territories, inclusive of obtaining any necessary approvals. There can be no assurances that these collaboration partners will be successful in doing so. In general, we cannot control the amount and timing of resources that our collaboration partners devote to the commercialization of our drugs. If any of our collaboration partners fails to successfully commercialize our drug products, our business may be negatively affected. For example, if Sanofi, Auxilium or Menarini do not successfully commercialize STENDRA or SPEDRA, we may receive limited or no revenues under our agreements with them. Additionally, because we lack the resources and experience to commercialize STENDRA or SPEDRA ourselves in these territories, we would need to seek replacement licensees to undertake these commercialization efforts. We may be unable to find other licensees in a timely manner, which could delay or impair our ability to commercialize STENDRA or SPEDRA in these territories.

        Under our license agreement with Mitsubishi Tanabe Pharma Corporation, or MTPC, we are obligated to ensure that Sanofi, Auxilium and Menarini, as sublicensees, comply with its terms and conditions. MTPC has the right to terminate our license rights to avanafil in the event of any uncured material breach of the license agreement. Consequently, failure by Sanofi, Auxilium or Menarini to comply with these terms and conditions could result in termination of our license rights to avanafil on a worldwide basis, which could delay, impair, or preclude our ability to commercialize avanafil.

If we are unable to enter into agreements with collaborators for the territories that are not covered by our existing commercialization agreements, our ability to commercialize STENDRA in these territories may be impaired.

        We intend to enter into collaborative arrangements or a strategic alliance with one or more pharmaceutical partners or others to commercialize STENDRA in other territories under our license with MTPC that are not covered by our current commercial collaboration agreements. We may be unable to enter into agreements with third parties for STENDRA for these territories on favorable terms or at all, which could delay, impair, or preclude our ability to commercialize STENDRA in these territories.

We depend on collaborative arrangements or strategic alliances for the commercialization of STENDRA or SPEDRA.

        Our dependence on collaborative arrangements or strategic alliances for the commercialization of STENDRA or SPEDRA, including our license agreements with Sanofi, Auxilium and Menarini, will subject us to a number of risks, including the following:

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

        In order to market products in many foreign jurisdictions, we must obtain separate regulatory approvals. Approval by the FDA in the U.S. does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. For example, while our drug SPEDRA was approved in both the U.S. and the European Union, or EU, our drug Qsymia was approved in the U.S. but Qsiva (the approved trade name for Qsymia in the EU) was not approved in the EU due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We intend to seek approval, either directly or through our collaboration partners, for Qsymia and STENDRA in other territories outside the United States and EU. However, we have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing. Foreign regulatory approvals may not be obtained, by us or our collaboration partners responsible for obtaining approval, on a timely basis, or at all, for any of our products. The failure to receive regulatory approvals in a foreign country would prevent us from marketing and commercializing our products in that country, which could have a material adverse effect on our business, financial condition and results of operations.

We, together with Sanofi, Auxilium and Menarini in certain territories, intend to market STENDRA or SPEDRA outside the U.S. which will subject us to risks related to conducting business internationally.

        We, through Sanofi, Auxilium and Menarini in certain territories, intend to manufacture, market, and distribute STENDRA or SPEDRA outside the U.S. We expect that we will be subject to additional risks related to conducting business internationally, including:

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

  •
  foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incidental to doing business in another country;

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

        We rely on PDI, Inc., or PDI, a third-party contract sales organization, to assist with the hiring of sales representatives and the promotion of Qsymia to physicians. Our internal sales and marketing personnel manage and supervise the activities of this sales force. Nevertheless, we face risks in our partial reliance on the third-party contract sales organization, including the following:

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

We have significant inventories on hand and, in the year ended December 31, 2013, we recorded inventory impairment and commitment fees totaling $10.2 million, primarily to write off excess inventory related to Qsymia.

        We maintain significant inventories and evaluate these inventories on a periodic basis for potential excess and obsolescence. During the year ended December 31, 2013, we recognized total charges of $10.2 million for Qsymia inventories on hand in excess of demand, plus a purchase commitment fee. The inventory impairment charges were based on our analysis of current Qsymia inventory on hand and remaining shelf life, in relation to our projected demand for the product. The current FDA-approved commercial product shelf life for Qsymia is 36 months. STENDRA is approved in the U.S. and SPEDRA in the EU, for 48 months commercial product shelf life.

        Our write down for excess and obsolete inventory is subjective and requires accurate forecasting of the future market demand for our products. Forecasting demand for Qsymia, a drug in the obesity market in which there had been no new FDA-approved medications in over a decade prior to 2012, and for which reimbursement from third-party payors had previously been non-existent, has been difficult. Forecasting demand for STENDRA or SPEDRA, a drug that is new to the market and has no sales history, is difficult. We will continue to evaluate our inventories on a periodic basis. The value of our inventories could be impacted if actual sales differ significantly from our estimates of future demand or if any significant unanticipated changes in future product demand or market conditions occur. Any of these events, or a combination thereof, could result in additional inventory write-downs in future periods, which could be material.

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

        Pursuant to the REMS program applicable to Qsymia, our distribution network is through a small number of certified home delivery pharmacies and wholesalers and through a broader network of certified retail pharmacies. We have contracted through a third-party vendor to certify the retail pharmacies and collect required data to support the Qsymia REMS program. In addition to providing services to support the distribution and use of Qsymia, each of the certified pharmacies has agreed to comply with the REMS program requirements and, through our third-party data collection vendor, will provide us with the necessary patient and prescribing healthcare provider, or HCP, data. In addition, we have contracted with third-party data warehouses to store this patient and HCP data and report it to us. We rely on this third-party data in order to recognize revenue and comply with the REMS requirements for Qsymia, such as data analysis. This distribution and data collection network requires significant coordination with our sales and marketing, finance, regulatory and medical affairs teams, in light of the REMS requirements applicable to Qsymia.

        We rely on the certified pharmacies to implement a number of safety procedures and report certain information to our third-party REMS data collection vendor. Failure to maintain our contracts with Cardinal Health, our third-party REMS data collection vendor, or with the third-party data warehouses, or the inability or failure of any of them to adequately perform under our contracts with them, could negatively impact the distribution of Qsymia, or adversely affect our ability to comply with the REMS applicable to Qsymia. Failure to comply with a requirement of an approved REMS can result in, among other things, civil penalties, operating restrictions and criminal prosecution. Failure to coordinate financial systems could also negatively impact our ability to accurately report and forecast product revenue. If we are unable to effectively manage the distribution and data collection process, sales of Qsymia could be severely compromised and our business, financial condition and results of operations would be harmed.

If we are unable to enter into agreements with suppliers or our suppliers fail to supply us with the APIs for our products or if we rely on sole-source suppliers, we may experience delays in commercializing our products.

        We currently do not have supply agreements for extended-release topiramate or phentermine, which are the active pharmaceutical ingredients, or APIs, used in Qsymia. We cannot guarantee that we will be successful in entering into supply agreements on reasonable terms or at all or that we will be able to obtain or maintain the necessary regulatory approvals for these suppliers in a timely manner or at all.

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

        The API and the tablets for STENDRA are currently manufactured by MTPC. MTPC has arrangements for the three main starting materials necessary for the manufacturing of avanafil API. The MTPC manufacturing sites for the API (avanafil) and STENDRA tablets have been inspected by the U.S. authorities. We do not believe the results of those inspections will have an impact on MTPC's ability to supply STENDRA. However, if MTPC is unable to receive approval from foreign regulators and maintain ongoing FDA or foreign regulatory compliance, or manufacture STENDRA's API or tablets in sufficient quantities to meet projected demand, the U.S. commercial launch, and future sales of STENDRA in the U.S. and abroad will be adversely affected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration agreement for the commercialization of STENDRA in other territories under our license with MTPC not covered by our agreements with Sanofi, Auxilium and Menarini.

        In August 2012, we entered into an amendment to our license agreement with MTPC that permits us to manufacture the API and tablets for STENDRA ourselves or through third-party suppliers at any time, and we are required under the amendment to transition away from MTPC as a supplier on or before June 30, 2015. We currently do not have any manufacturing facilities and intend to continue to rely on third parties for the supply of such API and tablets, as well as for the supply of starting materials. However, we cannot be certain that we will be able to obtain the necessary regulatory approvals for these suppliers in a timely manner or at all.

        On July 31, 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. On November 18, 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. We intend to submit an amendment to the New Drug Application, or NDA, for avanafil to the FDA, and the Marketing Authorization, or MA, for avanafil to the European Medicines Agency, or EMA, to include Sanofi Chimie as a qualified supplier of the avanafil API and Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets. We cannot be certain we will receive approval by regulatory authorities, or that we will be able to obtain such approval in a timely manner. The failure to receive such approval in a timely manner or at all could prevent, delay or preclude our ability to establish a reliable supply chain, which could compromise our ability to commercialize avanafil through our relationships with Sanofi, Auxilium and Menarini, or otherwise. In addition, we have entered into supply agreements with Menarini and Auxilium under which we are obligated to supply them with avanafil tablets. If we are unable to establish a reliable supply of avanafil API or tablets from Sanofi Chimie and/or Sanofi Winthrop Industrie, we may be unable to satisfy our obligations under these supply agreements in a timely manner or at all, and we may, as a result, be in breach of one or both of these agreements.

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

  •
  our ability to obtain marketing authorization by the European Commission for Qsiva in the EU through the centralized procedure;

  •
  our ability to successfully expand the certified retail pharmacy distribution channel in the United States;

  •
  contraindications for Qsymia and STENDRA;

  •
  competition and timing of market introduction of competitive drugs;

  •
  quality, safety and efficacy in the approved setting;

  •
  prevalence and severity of any side effects, including those of the generic components of our drugs;

  •
  emergence of previously unknown side effects, including those of the generic components of our drugs;

  •
  results of any post-approval studies;

  •
  potential or perceived advantages or disadvantages over alternative treatments, including generics;

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

  •
  the willingness of patients to pay out-of-pocket in the absence of government or third-party coverage; and

  •
  product labeling, product insert, or new REMS requirements of the FDA or other regulatory authorities.

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

        As part of the approval of Qsymia, we are required to conduct several post-marketing studies, including a study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, or AQCLAIM, studies to assess the safety and efficacy of Qsymia for weight management in obese pediatric and adolescent subjects, studies to assess drug utilization and pregnancy exposure and a study to assess renal function. We estimate the AQCLAIM study will cost between $180 and $250 million and the study could take as long as five to six years to complete. On September 20, 2013, we submitted to the EMA a request for Scientific Advice regarding use of a pre-specified interim analysis from the AQCLAIM cardiovascular outcomes trial to support the resubmission of the Marketing Authorization Application, or MAA, for approval of Qsiva for the treatment of obesity in accordance with the centralized marketing authorization procedure. Based on feedback from the EMA health authority, as well as various country health authorities associated with review of the AQCLAIM trial application, the protocol has been revised and resubmitted to the FDA. There can be no assurance that the FDA or EMA will not request or require us to provide additional information or undertake additional preclinical studies and clinical studies or retrospective observational studies.

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

        Although Qsymia is a once-a-day, proprietary extended-release formulation, both of the approved APIs (phentermine and topiramate extended-release) that are combined to produce Qsymia are commercially available as drug products at prices that together are lower than the price at which we sell Qsymia. In addition, the distribution and sale of these drug products is not limited under a REMS program, as is the case with Qsymia. Further, the individual drugs contained in the Qsymia formulation are available in retail pharmacies and neither has a Pregnancy Category X, which is used to indicate that the risks involved in the use of the drug in pregnant women clearly outweigh potential benefits, as is the case with Qsymia. We cannot be sure that physicians will view Qsymia as sufficiently superior to a treatment regimen of Qsymia's individual APIs to justify the significantly higher cost for Qsymia, and they may prescribe the individual generic drugs already approved and marketed by other companies instead of our combination drug. Although our U.S. and European patents contain composition, product formulation and method-of-use claims that we believe protect Qsymia, these patents may be ineffective or impractical to prevent physicians from prescribing, or pharmacists from dispensing, the individual generic constituents marketed by other companies instead of our combination drug. Phentermine and topiramate are currently available in generic form, although the doses used in Qsymia are currently not available. In the third quarter of 2013, Supernus Pharmaceuticals, Inc. launched Trokendi XR™, an extended-release pediatric formulation of the generic drug topiramate that is indicated for epilepsy, in the United States. Topiramate is not approved for obesity treatment, and phentermine is only approved for short-term treatment of obesity. However, because the price of Qsymia is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components outside of their approved indication, instead of for our combination drug, and this may limit how we price or market Qsymia. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the U.S. are prepared to pay for Qsymia, which could also limit market and patient acceptance of our drug and could negatively impact our revenues.

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

        Competition in the pharmaceutical and medical products industries is intense and is characterized by costly and extensive research efforts and rapid technological progress. We are aware of several pharmaceutical companies also actively engaged in the development of therapies for the treatment of obesity and erectile dysfunction. Many of these companies have substantially greater research and development capabilities as well as substantially greater marketing, financial and human resources than we do. Some of the drugs that may compete with Qsymia may not have a REMS requirement and the accompanying complexities such a requirement presents. Our competitors may develop technologies and products that are more effective than those we are currently marketing or researching and developing. Such developments could render Qsymia and STENDRA less competitive or possibly obsolete. We are also competing with respect to marketing capabilities and manufacturing efficiency, areas in which we have limited experience.

        Qsymia for the treatment of chronic weight management competes with several approved anti-obesity drugs including, Belviq® (lorcaserin), Arena Pharmaceutical's approved anti-obesity compound marketed by Eisai Inc., Eisai Co., Ltd.'s U.S. subsidiary; Xenical® (orlistat), marketed by Roche; alli®, the over-the-counter version of orlistat, marketed by GlaxoSmithKline; and Suprenza™, an orally disintegrating tablet (phentermine hydrochloride), marketed by Akrimax Pharmaceuticals, LCL. In addition, Orexigen Therapeutics, Inc., or Orexigen, has an investigational drug in late stage testing, Contrave®, which, according to Orexigen, could be approved and on the market in 2014. Contrave would be marketed by Takeda Pharmaceutical Company Limited.

        There are also several drugs in development for obesity including an investigational drug candidate, liraglutide, in Phase 3 clinical trials being developed by Novo Nordisk A/S. Victoza® (liraglutide) is approved by the FDA for the treatment of type 2 diabetes and also is being developed for the treatment of obesity. Newer agents recently approved for type 2 diabetes include Invokana® (canaglifozin) from Johnson & Johnson's Janssen Pharmaceuticals, an SGLT2 inhibitor that has demonstrated modest, single-digit weight loss in clinical studies. In addition, there are several other investigational drug candidates in Phase 2 clinical trials for the treatment of obesity. There are also a number of generic pharmaceutical drugs that are prescribed for obesity, predominantly phentermine. Phentermine is sold at much lower prices than we charge for Qsymia and is available in retail pharmacies. The availability of branded prescription drugs, generic drugs and over-the-counter drugs could limit the demand for, and the price we are able to charge for, Qsymia.

        We also may face competition from the off-label use of the generic components in our drugs. In particular, it is possible that patients will seek to acquire phentermine and topiramate, the generic components of Qsymia. Neither of these generic components has a REMS program and both are available at retail pharmacies. Although the dose strength of these generic components has not been approved by the FDA for use in the treatment of obesity, the off-label use of the generic components in the U.S. or the importation of the generic components from foreign markets could adversely affect the commercial potential for our drugs and adversely affect our overall business, financial condition and results of operations.

        There are also surgical approaches to treat severe obesity that are becoming increasingly accepted. Two of the most well established surgical procedures are gastric bypass surgery and adjustable gastric banding, or lap bands. In February 2011, the FDA approved the use of a lap band in patients with a BMI of 30 (reduced from 35) with comorbidities. The lowering of the BMI requirement will make more obese patients eligible for lap band surgery. In addition, other potential approaches that utilize various implantable devices or surgical tools are in development. Some of these approaches are in late-stage development and may be approved for marketing.

        We anticipate that STENDRA (avanafil) for the treatment of erectile dysfunction will compete with PDE5 inhibitors in the form of oral medications including Viagra® (sildenafil citrate), marketed by Pfizer, Inc.; Cialis® (tadalafil), marketed by Eli Lilly and Company; Levitra® (vardenafil), co-marketed by GlaxoSmithKline plc and Schering-Plough Corporation in the U.S.; and STAXYN® (vardenafil in an oral disintegrating tablet, or ODT), co-marketed by GlaxoSmithKline plc and Merck & Co., Inc.

        As patents for the three major PDE5 inhibitors, sildenafil citrate, tadalafil and vardenafil, expire beginning in 2017, we anticipate that generic PDE5 inhibitors will enter the market. Generic PDE5 inhibitors would likely be sold at lower prices and may reduce the demand for STENDRA especially at the prices we would be required to charge for STENDRA to cover our manufacturing and other costs. In addition, PDE5 inhibitors are in various stages of development by other companies. Warner-Chilcott plc, which was acquired by Actavis, Inc. and is now known as Actavis plc, has licensed the U.S. rights to udenafil, a PDE5 inhibitor, from Dong-A Pharmaceutical. Other treatments for ED exist, such as needle injection therapies, vacuum constriction devices and penile implants, and the manufacturers of these products will most likely continue to develop or improve these therapies.

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

        From time to time, we consider strategic transactions, such as out-licensing or in-licensing of compounds or technologies, acquisitions of companies and asset purchases. Additional potential transactions we may consider include a variety of different business arrangements, including strategic partnerships, joint ventures, spin-offs, restructurings, divestitures, business combinations and investments. In addition, another entity may pursue us as an acquisition target. Any such transactions may require us to incur non-recurring or other charges, may increase our near- and long-term expenditures and may pose significant integration challenges, require additional expertise or disrupt our management or business, any of which could harm our operations and financial results.

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

        We do not have the ability to manufacture the materials we use in our pre-clinical and clinical trials and commercial operations. Rather, we rely on various third parties to manufacture these materials and there may be long lead times to obtain materials. There can be no assurance that we will be able to identify, contract with, qualify and obtain prior regulatory approval for additional sources of clinical materials. If interruptions in this supply occur for any reason, including a decision by the third parties to discontinue manufacturing, technical difficulties, labor disputes, natural or other disasters, or a failure of the third parties to follow regulations, we may not be able to obtain regulatory approvals for our investigational drug candidates and may not be able to successfully commercialize these investigational drug candidates or our approved drugs.

        Our third-party manufacturers and collaborative partners may encounter delays and problems in manufacturing our approved drugs or investigational drug candidates for a variety of reasons, including accidents during operation, failure of equipment, delays in receiving materials, natural or other disasters, political or governmental changes, or other factors inherent in operating complex manufacturing facilities. Supply-chain management is difficult. Commercially available starting materials, reagents, excipients, and other materials may become scarce, more expensive to procure, or not meet quality standards, and we may not be able to obtain favorable terms in agreements with subcontractors. Our third-party manufacturers, may not be able to operate manufacturing facilities in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs. If our third-party manufacturers, cease or interrupt production or if our third-party manufacturers and other service providers fail to supply materials, products or services to us for any reason, such interruption could delay progress on our programs, or interrupt the commercial supply, with the potential for additional costs and lost revenues. If this were to occur, we may also need to seek alternative means to fulfill our manufacturing needs.

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

        In the case of avanafil, we currently rely on MTPC to supply the API (avanafil) and the avanafil tablets for STENDRA and SPEDRA. MTPC is responsible for all aspects of manufacture, including obtaining the starting materials for the production of API. If MTPC is unable to manufacture the avanafil API or tablets in sufficient quantities to meet projected demand, future sales could be adversely affected, which in turn could have a detrimental impact on our financial results, our license, commercialization, and supply agreements with our collaboration partners, and our ability to enter into a collaboration agreement for the commercialization in other territories.

        In August 2012, we entered into an amendment to our agreement with MTPC that permits us to manufacture the API and tablets for STENDRA ourselves or through third parties. According to the amendment, the transition of manufacturing from MTPC must occur on or before June 30, 2015. We currently do not have any manufacturing facilities and intend to continue to rely on third parties for the supply of the starting materials, API and tablets. The transfer of technology to and qualification of a new supplier is expensive, time consuming and logistically complicated. The technology transfer needed for this transition is highly dependent on the cooperation of MTPC and its current suppliers. If MTPC, or its current suppliers, are unable to effectively transfer the technology or supply on commercially reasonable terms, partnerability and commercial success of STENDRA could be adversely impacted. Additionally, we cannot be certain that we will be successful in entering into appropriate agreements with other suppliers or that we will be able to obtain the necessary regulatory approvals for these suppliers in a timely manner or at all.

        On July 31, 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. On November 18, 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. We intend to submit an amendment to the NDA for avanafil to the FDA, and the MA for avanafil to the EMA, to include Sanofi Chimie as a qualified supplier of the avanafil API and Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets. We cannot be certain we will receive approval by regulatory authorities, and the failure to receive such approval could prevent, delay, or preclude our ability to establish a reliable supply chain, which could compromise our ability to commercialize avanafil through our relationships with Sanofi, Auxilium, Menarini, or otherwise.

        Any future manufacturing sites, including those of Sanofi Chimie and Sanofi Winthrop Industrie, would need to be inspected by the U.S. and EU authorities, and any failure of such manufacturing sites to receive approval from FDA or foreign authorities, obtain and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or tablets in expected quantities could have a detrimental impact on our ability to commercialize STENDRA under our agreements with Sanofi, Auxilium and Menarini and our ability to enter into a collaboration agreement for the commercialization of STENDRA in other territories under our license with MTPC not covered by our agreements with Sanofi, Auxilium and Menarini.

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

        The collection and use of personal health data in the EU is governed by the provisions of the Data Protection Directive. This Directive imposes a number of requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals, notification of data processing obligations to the competent national data protection authorities and the security and confidentiality of the personal data. The Data Protection Directive also imposes strict rules on the transfer of personal data out of the EU to the United States. Failure to comply with the requirements of the Data Protection Directive and the related national data protection laws of the EU Member States may result in fines and other administrative penalties. The draft EU Data Protection Regulation currently going through the adoption process is expected to introduce new data protection requirements in the EU and substantial fines for breaches of the data protection rules. If the draft Data Protection Regulation is adopted in its current form, it may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms ensuring compliance with the new EU data protection rules. This may be onerous and increase our cost of doing business.

If we fail to comply with applicable healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

        Our arrangements with third-party payors and customers expose us to broadly applicable federal and state healthcare laws and regulations pertaining to fraud and abuse. The restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

  •
  the federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Further, the Affordable Care Act, among other things, clarified that a person or entity needs not to have actual knowledge of the federal Anti-Kickback statute or specific intent to violate it. In addition, the Affordable Care Act amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Law protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exemption or safe harbor may be subject to scrutiny. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability;

  •
  the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment of government funds or knowingly making, using, or causing to be made or used, a false record or statement material to an obligation to pay money to the government or knowingly concealing, or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Many pharmaceutical and other healthcare companies have been investigated and have reached substantial financial settlements with the federal government under the civil False Claims Act for a variety of alleged improper marketing activities, including providing free product to customers with the expectation that the customers would bill federal programs for the product; providing consulting fees, grants, free travel, and other benefits to physicians to induce them to prescribe the company's products; and inflating prices reported to private price publication services, which are used to set drug payment rates under government healthcare programs. In addition, in recent years the government has pursued civil False Claims Act cases against a number of pharmaceutical companies for causing false claims to be submitted as a result of the marketing of their products for unapproved, and thus non-reimbursable, uses. Pharmaceutical and other healthcare companies also are subject to other federal false claim laws, including, among others, federal criminal healthcare fraud and false statement statutes that extend to non-government health benefit programs;

  •
  numerous federal and state laws, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, govern the collection, use and disclosure of personal information. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. In addition, most healthcare providers who prescribe our product and from whom we obtain patient health information are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. We are not a HIPAA-covered entity and we do not operate as a business associate to any covered entities. Therefore, these privacy and security requirements do not apply to us. However, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or for aiding and abetting the violation of HIPAA. We are unable to predict whether our actions could be subject to prosecution in the event of an impermissible disclosure of health information to us. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing amount of focus on privacy and data protection issues with the potential to affect our business, including recently enacted laws in a majority of states requiring security breach notification. These laws could create liability for us or increase our cost of doing business;

  •
  analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payor. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to individual physicians in the states. Other states prohibit providing meals to prescribers or other marketing-related activities. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes of conduct. Additional states are considering or recently have considered similar proposals. Foreign governments often have similar regulations, which we also will be subject to in those countries where we market and sell products;

  •
  the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals, maintenance of a payments database, and public reporting of the payment data. Pharmaceutical manufacturers with products for which payment is available under Medicare, Medicaid or the State Children's Health Insurance Program are required to track and report such payments. Centers for Medicare and Medicaid Services, or CMS, recently issued a final rule implementing the Physician Payment Sunshine Act provisions and clarified the scope of the reporting obligations, as well as that applicable manufacturers must begin tracking on August 1, 2013, and must report payment data to CMS by March 31, 2014, and annually thereafter; and

  •
  the federal Foreign Corrupt Practices Act of 1997 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

        If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, like Medicare and Medicaid, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Although compliance programs can mitigate the risk of investigation and prosecution for violations of these laws, the risks cannot be entirely eliminated. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management's attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

        In the EU, the advertising and promotion of our products will also be subject to EU Member States' laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, as well as other EU Member State legislation governing statutory health insurance, bribery and anti-corruption. Failure to comply with these rules can result in enforcement action by the EU Member State authorities, which may include any of the following: fines, imprisonment, orders forfeiting products or prohibiting or suspending their supply to the market, or requiring the manufacturer to issue public warnings, or to conduct a product recall.

Marketing activities for our approved drugs are subject to continued governmental regulation.

        The FDA, and third country authorities, including the competent authorities of the EU Member States, have the authority to impose significant restrictions, including REMS requirements, on approved products through regulations on advertising, promotional and distribution activities. After approval, if products are marketed in contradiction with FDA laws and regulations, the FDA may issue warning letters that require specific remedial measures to be taken, as well as an immediate cessation of the impermissible conduct, resulting in adverse publicity. The FDA may also require that all future promotional materials receive prior agency review and approval before use. Certain states have also adopted regulations and reporting requirements surrounding the promotion of pharmaceuticals. Qsymia and STENDRA are subject to these regulations. Failure to comply with state requirements may affect our ability to promote or sell pharmaceutical drugs in certain states. This, in turn, could have a material adverse impact on our financial results and financial condition and could subject us to significant liability, including civil and administrative remedies as well as criminal sanctions.

We are subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize our drugs.

        We are required to comply with extensive regulations for drug manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping in connection with the marketing of Qsymia and STENDRA. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the investigational drug candidates or to whom and how we may distribute our products. Even after FDA approval is obtained, the FDA may still impose significant restrictions on a drug's indicated uses or marketing or impose ongoing requirements for potentially costly post-approval studies. For example, the labeling approved for Qsymia includes restrictions on use, including recommendations for pregnancy testing, level of obesity and duration of treatment. We are subject to ongoing regulatory obligations and restrictions that may result in significant expense and limit our ability to commercialize Qsymia. The FDA has also required the distribution of a Medication Guide to Qsymia patients outlining the increased risk of teratogenicity with fetal exposure and the possibility of suicidal thinking or behavior. In addition, the FDA has required a REMS that may act to limit access to the drug, reduce our revenues and/or increase our costs. The FDA may modify the Qsymia REMS in the future to be more or less restrictive.

        Even if we maintain FDA approval, or receive a marketing authorization from the European Commission, and other regulatory approvals, if we or others identify adverse side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval or EU marketing authorization may be varied, suspended or withdrawn and reformulation of our products, additional clinical trials, changes in labeling and additional marketing applications may be required, any of which could harm our business and cause our stock price to decline.

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

If we fail to comply with our reporting and payment obligations under the Medicaid Drug Rebate program or other governmental pricing programs, we could be subject to additional reimbursement requirements, penalties, sanctions and fines, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

        We participate in the Medicaid Drug Rebate program, established by the Omnibus Budget Reconciliation Act of 1990 and amended by the Veterans Health Care Act of 1992 as well as subsequent legislation. Under the Medicaid Drug Rebate program, we are required to pay a rebate to each state Medicaid program for our covered outpatient drugs that are dispensed to Medicaid beneficiaries and paid for by a state Medicaid program as a condition of having federal funds being made available to the states for our drugs under Medicaid and Medicare Part B. Those rebates are based on pricing data reported by us on a monthly and quarterly basis to CMS, the federal agency that administers the Medicaid Drug Rebate program. These data include the average manufacturer price and, in the case of innovator products, the best price for each drug.

        The Affordable Care Act made significant changes to the Medicaid Drug Rebate program. Effective March 23, 2010, rebate liability expanded from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. With regard to the amount of the rebates owed, the Affordable Care Act increased the minimum Medicaid rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products and from 11% to 13% for non-innovator products; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price. In addition, the Affordable Care Act and subsequent legislation changed the definition of average manufacturer price. Finally, the Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2014 (and set to increase in ensuing years), based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

        In 2012, CMS issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act but has not yet issued final regulations. CMS is currently expected to release the final regulations in 2014. Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time consuming, and could have a material adverse effect on our results of operations.

        Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service's 340B drug pricing discount program in order for federal funds to be available for the manufacturer's drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs. These

340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. Changes to the definition of average manufacturer price and the Medicaid rebate amount under the Affordable Care Act and CMS's issuance of final regulations implementing those changes also could affect our 340B ceiling price calculations and negatively impact our results of operations.

        The Affordable Care Act expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Affordable Care Act. The Affordable Care Act also obligates the Secretary of the U.S. Department of Health and Human Services, or HHS, to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration, or HRSA, is expected to issue a comprehensive proposed regulation in 2014 that will address many aspects of the 340B program. When that regulation is finalized, it could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

        Pricing and rebate calculations vary among products and programs. The calculations are complex and are often subject to interpretation by us, governmental or regulatory agencies and the courts. The Medicaid rebate amount is computed each quarter based on our submission to CMS of our current average manufacturer prices and best prices for the quarter. If we become aware that our reporting for a prior quarter was incorrect, or has changed as a result of recalculation of the pricing data, we are obligated to resubmit the corrected data for a period not to exceed 12 quarters from the quarter in which the data originally were due. Such restatements and recalculations increase our costs for complying with the laws and regulations governing the Medicaid Drug Rebate program. Any corrections to our rebate calculations could result in an overage or underage in our rebate liability for past quarters, depending on the nature of the correction. Price recalculations also may affect the ceiling price at which we are required to offer our products to certain covered entities, such as safety-net providers, under the 340B drug discount program.

        We are liable for errors associated with our submission of pricing data. In addition to retroactive rebates and the potential for 340B program refunds, if we are found to have knowingly submitted false average manufacturer price or best price information to the government, we may be liable for civil monetary penalties in the amount of $100,000 per item of false information. Our failure to submit monthly/quarterly average manufacturer price and best price data on a timely basis could result in a civil monetary penalty of $10,000 per day for each day the information is late beyond the due date. Such failure also could be grounds for CMS to terminate our Medicaid drug rebate agreement, pursuant to which we participate in the Medicaid program. In the event that CMS terminates our rebate agreement, no federal payments would be available under Medicaid or Medicare Part B for our covered outpatient drugs.

        In September 2010, CMS and the Office of the Inspector General indicated that they intend to pursue more aggressively companies that fail to report these data to the government in a timely manner. Governmental agencies may also make changes in program interpretations, requirements or conditions of participation, some of which may have implications for amounts previously estimated or paid. We cannot assure you that our submissions will not be found by CMS to be incomplete or incorrect.

        Federal law requires that, for a company to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs as well as to be purchased by certain federal agencies and certain federal grantees, it also must participate in the Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. To participate, we are required to enter into an FSS contract with the VA, under which we must make our innovator "covered drugs" available to the "Big Four" federal agencies—the VA, the Department of Defense, or DoD, the Public Health Service, and the Coast Guard—at pricing that is capped pursuant to a statutory federal ceiling price, or FCP, formula set forth in Section 603 of the Veterans Health Care Act of 1992, or VHCA. The FCP is based on a weighted average wholesaler price known as the "non-federal average manufacturer price," or Non-FAMP, which manufacturers are required to report on a quarterly and annual basis to the VA. If a company misstates Non-FAMPs or FCPs it must restate these figures. Pursuant to the VHCA, knowingly providing false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information.

        FSS contracts are federal procurement contracts that include standard government terms and conditions, separate pricing for each product, and extensive disclosure and certification requirements. All items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing is reduced to an agreed "tracking customer." Further, in addition to the "Big Four" agencies, all other federal agencies and some non-federal entities are authorized to access FSS contracts. FSS contractors are permitted to charge FSS purchasers other than the "Big Four" agencies "negotiated pricing" for covered drugs that is not capped by the FCP; instead, such pricing is negotiated based on a mandatory disclosure of the contractor's commercial "most favored customer" pricing. We offer one single FCP-based FSS contract price to all FSS purchasers for all products.

        In addition, pursuant to regulations issued by the DoD TRICARE Management Activity, or TMA, now Defense Health Agency, or DHA, to implement Section 703 of the National Defense Authorization Act for Fiscal Year 2008, each of our covered drugs is listed on a Section 703 Agreement with TMA under which we have agreed to pay rebates on covered drug prescriptions dispensed to TRICARE beneficiaries. Companies are required to list their innovator products on Section 703 Agreements in order for those products to be eligible for DoD formulary inclusion. The formula for determining the rebate is established in the regulations and our Section 703 Agreement and is based on the difference between the Annual Non-FAMP and the FCP (as described above, these price points are required to be calculated by us under the VHCA).

        If we overcharge the government in connection with our FSS contract or Section 703 Agreement, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Changes in reimbursement procedures by government and other third-party payors, including changes in healthcare law and implementing regulations, may limit our ability to market and sell our approved drugs, or any future drugs, if approved, may limit our product revenues and delay profitability, and may impact our business in ways that we cannot currently predict. These changes could have a material adverse effect on our business and financial condition.

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

        Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and Actual Acquisition Cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. CMS, the federal agency that administers the Medicare and Medicaid Drug Rebate program, has made draft National Average Drug Acquisition Cost, or NADAC, and draft National Average Retail Price, or NARP, data publicly available on at least a monthly basis. In July 2013, CMS suspended the publication of draft NARP data, pending funding decisions. In November 2013, CMS moved to publishing final rather than draft NADAC data and has since made updated NADAC data publicly available on a weekly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products.

        The healthcare industry in the U.S. and abroad is undergoing fundamental changes that are the result of political, economic and regulatory influences. The levels of revenue and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce healthcare costs through various means. Reforms that have been and may be considered include mandated basic healthcare benefits, controls on healthcare spending through limitations on the increase in private health insurance premiums and the types of drugs eligible for reimbursement and Medicare and Medicaid spending, the creation of large insurance purchasing groups, and fundamental changes to the healthcare delivery system. These proposals include measures that would limit or prohibit payments for some medical treatments or subject the pricing of drugs to government control and regulations changing the rebates we are required to provide. These changes could impact our ability to maximize revenues in the federal marketplace.

        In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, together the Affordable Care Act. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and could have a material adverse effect on our future business, cash flows, financial condition and results of operations, including by operation of the following provisions:

  •
  Effective March 23, 2010, rebate liability expanded from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. This expanded eligibility affects rebate liability for that utilization.

  •
  With regard to the amount of the rebates owed, the Affordable Care Act increased the minimum Medicaid rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products and from 11% to 13% for non-innovator products; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price.

  •
  Effective January 1, 2011, pharmaceutical companies must provide a 50% discount on branded prescription drugs dispensed to beneficiaries within the Medicare Part D coverage gap or "donut hole," which is a coverage gap that currently exists in the Medicare Part D prescription drug program. We currently do not anticipate coverage under Medicare Part D, but this could change in the future.

  •
  Effective January 1, 2011, the Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2014, (and set to increase in ensuing years) based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

  •
  Some states have elected to expand their Medicaid programs by raising the income limit to 133% of the federal poverty level. For each state that does not choose to expand its Medicaid program, there may be fewer insured patients overall, which could impact our sales, business and financial condition. We expect any Medicaid expansion to impact the number of adults in Medicaid more than children because many states have already set their eligibility criteria for children at or above the level designated in the Affordable Care Act. An increase in the proportion of patients who receive our drugs and who are covered by Medicaid could adversely affect our net sales.

        Many of the Affordable Care Act's most significant reforms do not take effect until 2014. In 2012, CMS issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act but has not yet issued final regulations. CMS is currently expected to release the final regulations in 2014. At this time, we cannot predict the full impact of the Affordable Care Act, or the timing and impact of any future rules or regulations promulgated to implement the Affordable Care Act.

        The Affordable Care Act also expanded the Public Health Service's 340B drug pricing discount program. The 340B pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs. The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Affordable Care Act. The Affordable Care Act also obligates the Secretary of the Department of Health and Human Services to create regulations and processes to improve the integrity of the 340B program and to ensure the agreement that manufacturers must sign to participate in the 340B program obligates a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration is expected to issue a comprehensive proposed regulation in 2014 that will address many aspects of the 340B program. When that regulation is finalized, it could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

        An increasing number of EU Member States and other foreign countries use prices for medicinal products established in other countries as "reference prices" to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere. In addition, the ongoing budgetary difficulties faced by a number of EU Member States, including Greece and Spain, have led and may continue to lead to substantial delays in payment and payment partially with government bonds rather than cash for medicinal products, which could negatively impact our revenues and profitability. Moreover, in order to obtain reimbursement of our medicinal products in some countries, including some EU Member States, we may be required to conduct clinical trials that compare the cost effectiveness of our products to other available therapies. There can be no assurance that our medicinal products will obtain favorable reimbursement status in any country.

Setbacks and consolidation in the pharmaceutical and biotechnology industries, and our, or our collaborators', inability to obtain third-party coverage and adequate reimbursement, could make partnering more difficult and diminish our revenues.

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

        Despite the implementation of security measures, our internal computer systems and those of our contract sales organization, or CSO, CROs, safety monitoring company and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, accidents, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our investigational drug candidate development programs and drug manufacturing operations. For example, the loss of clinical trial data from completed or ongoing clinical trials for our investigational drug candidates could result in delays in our regulatory approval efforts with the FDA, the European Commission, or the competent authorities of the EU Member States, and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our investigational drug candidates, or commercialization of our approved drugs, could be delayed. If we are unable to restore our information systems in the event of a systems failure, our communications, daily operations and the ability to develop our investigational drug candidates and approved drug commercialization efforts would be severely affected.

Natural disasters or resource shortages could disrupt our investigational drug candidate development and approved drug commercialization efforts and adversely affect results.

        Our ongoing or planned clinical trials and approved drug commercialization efforts could be delayed or disrupted indefinitely upon the occurrence of a natural disaster. For example, Hurricane Sandy in October 2012, hindered our Qsymia sales efforts. In 2005, our clinical trials in the New Orleans area were interrupted by Hurricane Katrina. In addition, our offices are located in the San Francisco Bay Area near known earthquake fault zones and are therefore vulnerable to damage from earthquakes. In October 1989, a major earthquake in our area caused significant property damage and a number of fatalities. Our current supplier of STENDRA is located in Japan near known earthquake fault zones and is vulnerable to damage from earthquakes and tsunamis. We are also vulnerable to damage from other disasters, such as power loss, fire, floods and similar events. If a significant disaster occurs, our ability to continue our operations could be seriously impaired and we may not have adequate insurance to cover any resulting losses. Any significant unrecoverable losses could seriously impair our operations and financial condition.

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

        In addition, we cannot make assurances as to how much protection, if any, will be provided by our issued patents. Our existing patents and any future patents we obtain may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. Others may independently develop similar or alternative technologies or design around our patented technologies or products. These companies would then be able to develop, manufacture and sell products that compete directly with our products. In that case, our revenues and operating results could decline.

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

        On September 16, 2011, the Leahy-Smith America Invents Act, or the Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These changes include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The U.S. Patent Office has developed regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act have only recently become effective. Accordingly, it is too early to tell what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

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

        If a person or entity files a legal action or administrative action against us, or our collaborators, claiming that our drug discovery, development, manufacturing or commercialization activities infringe a patent owned by the person or entity, we could incur substantial costs and diversion of the time and attention of management and technical personnel in defending ourselves against any such claims. Furthermore, parties making claims against us may be able to obtain injunctive or other equitable relief that could effectively block our ability to further develop, commercialize and sell any current or future approved drugs, and such claims could result in the award of substantial damages against us. In the event of a successful claim of infringement against us, we may be required to pay damages and obtain one or more licenses from third parties. We may not be able to obtain these licenses at a reasonable cost, if at all. In that case, we could encounter delays in product introductions while we attempt to develop alternative investigational drug candidates or be required to cease commercializing any affected current or future approved drugs and our operating results would be harmed.

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

        Even if international patent applications ultimately issue or receive approval, it is likely that the scope of protection provided by such patents will be different from, and possibly less than, the scope provided by our corresponding U.S. patents. The success of our international market opportunity is dependent upon the enforcement of patent rights in various other countries. A number of countries in which we have filed or intend to file patent applications have a history of weak enforcement and/or compulsory licensing of intellectual property rights. Moreover, the legal systems of certain countries, particularly certain developing countries, do not favor the aggressive enforcement of patents and other intellectual property protection, particularly those relating to biotechnology and/or pharmaceuticals, which make it difficult for us to stop the infringement of our patents. Even if we have patents issued in these jurisdictions, there can be no assurance that our patent rights will be sufficient to prevent generic competition or unauthorized use.

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

  •
  our ability to obtain marketing authorization by the European Commission for Qsiva in the EU through the centralized procedure;

  •
  our ability to manage costs;

  •
  the substantial cost to expand into certified retail pharmacy locations and the cost required to maintain the REMS program for Qsymia;

  •
  the cost, timing and outcome of the post-approval clinical studies the FDA has required us to perform as part of the approval for STENDRA and Qsymia;

  •
  our ability, along with our collaboration partners, to successfully commercialize STENDRA in the U.S., Canada, the EU, Australia, New Zealand, Africa, the Middle East, Turkey, and the CIS, including Russia;

  •
  our ability to successfully commercialize STENDRA in other territories under our license with MTPC in which we do not have a commercial collaboration;

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

        On May 21, 2013, we closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. On May 29, 2013, we closed on an additional $30.0 million of Convertible Notes upon exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are convertible into approximately 16,826,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 67.3038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $14.858 per share, subject to adjustment under certain conditions. The Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2019, only under certain conditions. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

        We may also raise additional capital through the incurrence of debt, and the holders of any debt we may issue would have rights superior to our stockholders' rights in the event we are not successful and are forced to seek the protection of bankruptcy laws. In addition, debt financing typically contains covenants that restrict operating activities. For example, on March 25, 2013, we entered into the Purchase and Sale Agreement with BioPharma, which provides for the purchase of a debt-like instrument. Under the BioPharma Agreement, we may not (i) incur indebtedness greater than a specified amount, (ii) pay a dividend or other cash distribution on our capital stock, unless we have cash and cash equivalents in excess of a specified amount, (iii) amend or restate our certificate of incorporation or bylaws unless such amendments or restatements do not affect BioPharma's interests under the BioPharma Agreement, (iv) encumber the collateral, or (v) abandon certain patent rights, in each case without the consent of BioPharma. Any future debt financing we enter into may involve similar or more onerous covenants that restrict our operations.

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

The investment of our cash balance and our available-for-sale securities are subject to risks that may cause losses and affect the liquidity of these investments.

        At December 31, 2013, we had $103.3 million in cash and cash equivalents and $240.0 million in available-for-sale securities. While at December 31, 2013, our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. Although the U.S. Congress was able to resolve the debt ceiling issue in time to avoid default, the major credit rating agencies have expressed their ongoing concern about the high levels of debt that the U.S. government has taken on. Standard & Poor's announced that it had revised its outlook on the long-term credit rating of the U.S. to negative, which could affect the trading market for U.S. government securities. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities as of December 31, 2013. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

Our involvement in securities-related class action and shareholder litigation could divert our resources and management's attention and harm our business.

        The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs, the review of marketing applications by regulatory authorities and the commercial launch of newly approved drugs. We are a defendant in federal and consolidated state shareholder derivative lawsuits. These securities-related class action lawsuits generally allege that we and our officers misled the investing public regarding the safety and efficacy of Qsymia and the prospects for the FDA's approval of the Qsymia NDA as a treatment for obesity. Securities-related class action litigation often is expensive and diverts management's attention and our financial resources, which could adversely affect our business. For example, despite the granting of the prior two motions to dismiss by the U.S. District Court for the Northern District of California in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. 4:10-CV-04957-PJH, on October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Briefing of the appeal is complete, and the parties are awaiting word on whether the Court of Appeals wishes to entertain oral argument.

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

        Furthermore, on July 12, 2013, certain of our current and former officers and directors were named as defendants in a separate shareholder derivative lawsuit filed in the California Superior Court, Santa Clara County and captioned Ira J. Gaines IRA, et al. v. Leland F. Wilson, et al., Case No.1-13-CV-249436. The lawsuit generally alleges breaches of the fiduciary duty of care in connection with the launch of Qsymia, breaches of the duty of loyalty and insider trading by some defendants for selling Company stock while purportedly being aware that the Qsymia launch would be less successful than predicted, and corporate waste. Again, we are named as a nominal defendant, and no recovery from the Company is sought. As with the other shareholder litigation, we have certain indemnification obligations to the named defendants, including to advance defense costs to the individuals. On October 21, 2013, the Company filed a demurrer seeking to have the lawsuit dismissed in its entirety for failure to make a pre-suit demand upon our Board of Directors or plead sufficient facts to show that such demand would have been futile. Briefing on the demurrer is complete and oral argument is presently scheduled for March 14, 2014.

We have an accumulated deficit of $660.6 million as of December 31, 2013, and we may continue to incur substantial operating losses for the future.

        We have generated a cumulative net loss of $660.6 million for the period from our inception through December 31, 2013, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income may be limited.

        As of December 31, 2013, we had approximately $545.1 million and $229.1 million of net operating loss, or NOL, carryforwards with which to offset our future taxable income for federal and state income tax reporting purposes, respectively. We used $121.2 million federal and $32.2 million state NOLs to offset our year ended December 31, 2007 federal and state taxable income, which included the $150.0 million in gain recognized from our sale of Evamist®. Utilization of our net operating loss and tax credit carryforwards, or Tax Attributes, may be subject to substantial annual limitations provided by the Internal Revenue Code and similar state provisions to the extent certain ownership changes are deemed to occur. Such an annual limitation could result in the expiration of the Tax Attributes before utilization. The Tax Attributes reflected above have not been reduced by any limitations. To the extent it is determined upon completion of the analysis that such limitations do apply, we will adjust the Tax Attributes accordingly. We face the risk that our ability to use our Tax Attributes will be substantially restricted if we undergo an "ownership change" as defined in Section 382 of the U.S. Internal Revenue Code, or Section 382. An ownership change under Section 382 would occur if "5-percent shareholders," within the meaning of Section 382, collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. We have not completed a recent study to assess whether any change of control has occurred or whether there have been multiple changes of control since the Company's formation, due to the significant complexity and cost associated with the study. We have completed studies in prior periods and concluded no adjustments were required. If we have experienced a change of control at any time since our formation, our NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. A full valuation allowance has been provided against our NOL carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Accordingly, there would be no impact on the consolidated balance sheet or statement of operations.

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

  •
  our ability to obtain marketing authorization by the European Commission for Qsiva in the EU through the centralized procedure;

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

        Our operating results will likely fluctuate from fiscal quarter to fiscal quarter, and from year to year, and are difficult to predict. Although we have commenced sales of Qsymia, we may never increase these sales or become profitable. In addition, although we have entered into License and Commercialization Agreements with Sanofi, Auxilium and Menarini, to commercialize avanafil for the treatment of ED on an exclusive basis in Africa, the Middle East, Turkey, and the CIS, including Russia, to commercialize and promote STENDRA for the treatment of ED in the U.S. and Canada, and to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, plus Australia and New Zealand, respectively, we may not be successful in commercializing these drug products in these territories. Our operating expenses are largely independent of sales in any particular period. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Qsymia and STENDRA, the ability of our distribution partners to process and ship product on a timely basis, the success of our third-party's manufacturing efforts to meet customer demand, fluctuations in foreign exchange rates, investments in sales and marketing efforts to support the sales of Qsymia and STENDRA, investments in the research and development efforts, and expenditures we may incur to acquire additional products.

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

        Some provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could delay or prevent a change in control of our Company. Some of these provisions:

  •
  authorize the issuance of preferred stock by the Board without prior stockholder approval, commonly referred to as "blank check" preferred stock, with rights senior to those of common stock;

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        In November 2006, we entered into a 30-month lease for our former corporate headquarters located at 1172 Castro Street in Mountain View, California, or the Castro Lease. On February 14, 2012, we terminated the lease for our former corporate headquarters effective July 31, 2013. In addition, we have a lease on 4,914 square feet of office space located at 1174 Castro Street, Mountain View, California, or the Expansion Space, which is adjacent to our former corporate headquarters. The lease for the Expansion Space has a term of 60 months commencing March 15, 2012, with an option to extend the term for one year from the expiration of the new lease. This Expansion Space is currently being listed for sublease.

        We entered into a lease effective as of December 11, 2012, for our current principal executive offices, consisting of an approximately 45,240 square foot building, located at 351 East Evelyn Avenue, Mountain View, California, or the Evelyn Lease. The Evelyn Lease has an initial term of approximately 84 months, commencing on May 11, 2013. We have one option to renew the Evelyn Lease for a term of three years at the prevailing market rate. As part of a cost reduction plan, the first floor of the Evelyn Lease has been substantially vacated and we intend to list this unoccupied space for sublease.

        In general, our existing facilities are in good condition and adequate for all present and near-term uses.

        For additional information regarding obligations under operating leases, see Note 15: "Commitments" to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 3.    Legal Proceedings

  Securities-Related Class Action Lawsuits

        The Company and two of its officers were defendants in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. 4:10-CV-04957-PJH, in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleged violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company's clinical trials and New Drug Application, or NDA, for Qsymia as a treatment for obesity. The Court granted defendants' motions to dismiss both plaintiff's Amended Class Action Complaint and Second Amended Class Action Complaint; by order dated September 27, 2012, the latter dismissal was with prejudice, and final judgment was entered for defendants the same day. On October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Briefing of the appeal is complete, and the parties are awaiting word on whether the Court of Appeals wishes to entertain oral argument.

        Additionally, certain of the Company's officers and directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH, pending in the same federal court. In the plaintiff's Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in the Kovtun action. The same individuals are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County, under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. The Company is named as a nominal defendant in these actions, neither of which seeks any recovery from the Company. The parties have agreed to stay the derivative lawsuits pending the outcome of the appeal of the securities class action.

        The Company and its directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

        On July 12, 2013, various current and former officers and directors of the Company were named as defendants in a separate shareholder derivative lawsuit filed in the California Superior Court, Santa Clara County, and captioned Ira J. Gaines IRA, et al. v. Leland F. Wilson, et al., Case No.1-13-CV-249436. The lawsuit generally alleges breaches of the fiduciary duty of care in connection with the launch of Qsymia, breaches of the duty of loyalty and insider trading by some defendants for selling Company stock while purportedly being aware that the Qsymia launch would be less successful than predicted, and corporate waste. Again, the Company is named as a nominal defendant, and no recovery from the Company is sought. As with the other shareholder litigation, the Company does have certain indemnification obligations to the named defendants, including to advance defense costs to the individuals. The Company also maintains directors' and officers' liability insurance that it believes affords coverage for much of the anticipated cost of the proceedings, subject to the policies' terms and conditions. The individual defendants deny the material allegations and have indicated an intention to defend them vigorously. On October 21, 2013, the Company filed a demurrer seeking to have the lawsuit dismissed in its entirety for failure to make a pre-suit demand upon our Board of Directors or plead sufficient facts to show that such demand would have been futile. Briefing on the demurrer is complete and oral argument is presently scheduled for March 14, 2014.

  Proxy Related Lawsuit

        On July 16, 2013, First Manhattan, the owner of approximately 9.9% of the outstanding shares of common stock of the Company, commenced an action in the Court of Chancery of the State of Delaware, naming the then-serving members of the Board as defendants and the Company as a nominal defendant. The action was captioned First Manhattan Co. v. Leland F. Wilson, et al., C.A. No. 8731-VCL. In its verified complaint, First Manhattan alleged that the Company's directors breached their fiduciary duties in connection with the Board's decision to adjourn the annual stockholders meeting from July 15, 2013 until July 18, 2013. The verified complaint sought declaratory and injunctive relief, including enjoining the defendants from soliciting proxies, directing the inspector of elections to certify the election of directors based on votes that were present and prepared to be voted on July 15, 2013, before the annual stockholders meeting was adjourned, and prohibiting defendants from taking any actions as directors of the Company. The verified complaint did not seek damages from the Company or the defendant board members. The parties entered into a settlement agreement on July 18, 2013, and the action was dismissed with prejudice on July 19, 2013. As part of the settlement agreement with First Manhattan, the Company paid the reasonable and documented expenses incurred by First Manhattan in connection with its proxy contest, which totaled approximately $2.9 million.

  Other Matters

        In the normal course of business, the Company receives claims and makes inquiries regarding patent and trademark infringement and other related legal matters. The Company believes that it has meritorious claims and defenses and intends to pursue any such matters vigorously. Additionally, the Company in the normal course of business may become involved in lawsuits and subject to various claims from current and former employees, including wrongful termination, sexual discrimination and employment matters. Employees may be more likely to file employment-related claims following termination of their employment. Employment-related claims also may be more likely following a poor performance review. Although there may be no merit to such claims or legal matters, the Company may be required to allocate additional monetary and personnel resources to defend against these type of allegations. The Company believes the disposition of the current lawsuit and claims is not likely to have a material effect on its financial condition or liquidity.

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

Item 4.    Mine Safety Disclosures.

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        VIVUS's common stock trades publicly on the NASDAQ Global Select Market under the symbol "VVUS." The following table sets forth for the periods indicated the quarterly high and low sales prices of our common stock as reported on the NASDAQ Global Select Market.

	Three Months Ended
	March 31	June 30	September 30	December 31
2013
High	$15.54	$15.62	$15.40	$11.64
Low	9.95	10.24	9.18	8.00
2012
High	$25.14	$29.42	$31.21	$23.59
Low	9.76	21.12	17.21	9.89

Stockholders

        As of February 19, 2014, there were 103,301,701 shares of outstanding common stock that were held by 3,173 stockholders of record and no outstanding shares of preferred stock. On February 19, 2014, the last reported sales price of our common stock on the NASDAQ Global Select Market was $6.80 per share.

Dividends

        We have not paid any dividends since our inception and we do not intend to declare or pay any dividends on our common stock in the foreseeable future. Declaration or payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including VIVUS's financial condition, operating results and current and anticipated cash needs.

Stock Performance Graph

        The following graph shows a comparison of total stockholder return for holders of our common stock from December 31, 2008 through December 31, 2013 compared with the NASDAQ Composite Index and the RDG SmallCap Pharmaceutical Index. Total stockholder return assumes $100 invested at the beginning of the period in our common stock, the stock represented in the NASDAQ Composite Index and the stock represented by the RDG SmallCap Pharmaceutical Index, respectively. This graph is presented pursuant to SEC rules. We believe that while total stockholder return can be an important indicator of corporate performance, the stock prices of small cap pharmaceutical stocks like VIVUS are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy, and the performance of other medical technology stocks.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among VIVUS, Inc., the NASDAQ Composite Index, and the RDG SmallCap
Pharmaceutical Index

*
$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.
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

Selected Financial Data
(In thousands, except per share data)

Selected Annual Financial Data

	Year Ended December 31
	2013	2012	2011	2010	2009
Income Statement Data:
Net product revenue	$25,244	$2,012	$—	$—	$—
License and other revenue	55,838	—	—	—	31,395

Total revenue	81,082	2,012	—	—	31,395

Operating expenses:
Cost of goods sold	4,868	187	—	—	—
Inventory impairment and commitment fee	10,225	—	—	—	—
Research and development	29,677	32,065	24,604	39,971	70,940
Selling, general and administrative	158,235	109,665	22,472	25,656	13,870
Other non-recurring charges	32,691	—	—	—	—

Total operating expenses	235,696	141,917	47,076	65,627	84,810

Loss from operations	(154,614)	(139,905)	(47,076)	(65,627)	(53,415)
Interest and other (income) expense
Interest expense (income), net	19,532	(199)	(240)	3,840	1,695
Other expense	703	—	—	—	—
Other-than-temporary loss on impaired securities	—	—	—	—	654
Loss on early extinguishment of debt	—	—	—	5,958	—

Total interest and other (income) expense	20,235	(199)	(240)	9,798	2,349

Loss from continuing operations before income taxes	(174,849)	(139,706)	(46,836)	(75,425)	(55,764)
Provision (benefit) for income taxes	97	27	190	9	(2,379)

Net loss from continuing operations	(174,946)	(139,733)	(47,026)	(75,434)	(53,385)
Net income (loss) from discontinued operations, net of income taxes	490	(148)	886	9,369	(906)

Net loss	$(174,456)	$(139,881)	$(46,140)	$(66,065)	$(54,291)

Basic and diluted net income (loss) per share:
Continuing operations	$(1.72)	$(1.42)	$(0.56)	$(0.93)	$(0.74)
Discontinued operations	—	—	0.01	0.11	(0.01)

Net loss per share	$(1.72)	$(1.42)	$(0.55)	$(0.82)	$(0.75)

Shares used in per share computation:
Basic and diluted	101,174	98,289	84,392	81,017	72,779
Balance Sheet Data (at year end):
Working capital	$371,934	$220,671	$140,764	$131,781	$200,852
Total assets	$431,796	$264,114	$152,056	$144,286	$230,032
Long-term debt	$213,106	$—	$—	$—	$19,998
Accumulated deficit	$(660,602)	$(486,146)	$(346,265)	$(300,125)	$(234,060)
Stockholders' equity	$153,369	$222,909	$141,084	$132,002	$186,726

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-K contain "forward-looking" statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as "may," "believe," "expect," "forecast," "intend," "anticipate," "predict," "should," "planned," "likely," "opportunity," "estimated," and "potential," the negative use of these words or other similar words. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our limited commercial experience with Qsymia® in the United States, or U.S.; (2) the timing of initiation and completion of the clinical studies required as part of the approval of Qsymia by the U.S. Food and Drug Administration, or FDA; (3) the response from the FDA to the data that we will submit relating to post-approval clinical studies; (4) the impact of the indicated uses and contraindications contained in the Qsymia label and the Risk Evaluation and Mitigation Strategy requirements; (5) our ability to continue to certify and add to the Qsymia retail pharmacy network and sell Qsymia through this network; (6) whether the Qsymia retail pharmacy network will simplify and reduce the prescribing burden for physicians, improve access and reduce waiting times for patients seeking to initiate therapy with Qsymia; (7) that we may be required to provide further analysis of previously submitted clinical trial data; (8) our assessment of the European Medicines Agency's Scientific Advice relating to our cardiovascular outcomes trial, or CVOT, and the resubmission of an application for the grant of a marketing authorization to the European Medicines Agency, or EMA, the timing of such resubmission, if any, the results of the CVOT, assessment by the EMA of the application for marketing authorization, and their agreement with the data from the CVOT; (9) our ability to successfully seek approval for Qsymia in other territories outside the U.S. and European Union, or EU; (10) whether healthcare providers, payors and public policy makers will recognize the significance of the American Medical Association officially recognizing obesity as a disease, or the new American Association of Clinical Endocrinologists guidelines; (11) our ability to successfully commercialize Qsymia including risks and uncertainties related to expansion to retail distribution, the broadening of payor reimbursement, the expansion of Qsymia's primary care presence, and the outcomes of our discussions with pharmaceutical companies and our strategic and franchise-specific pathways for Qsymia; (12) our ability to focus our promotional efforts on healthcare providers and on patient education that, along with increased access to Qsymia and ongoing improvements in reimbursement, will result in the accelerated adoption of Qsymia; (13) our ability to eliminate expenses that are not essential to expanding the use of Qsymia and fully realize the anticipated benefits from a cost reduction plan, including the timing thereof; (14) the impact of lower annual net cost savings than currently expected; (15) the impact of the cost reduction plan on our business and unanticipated charges not currently contemplated that may occur as a result of the cost reduction plan; (16) our ability to ensure that the entire supply chain for Qsymia efficiently and consistently delivers Qsymia to our customers; (17) risks and uncertainties related to the timing, strategy, tactics and success of the launches and commercialization of STENDRA™ (avanafil) or SPEDRA™ (avanafil) by our sublicensees in the United States, Canada, the EU, Australia, New Zealand, Africa, the Middle East, Turkey, and the Commonwealth of Independent States, including Russia; (18) our ability to successfully complete on acceptable terms, and on a timely basis, avanafil partnering discussions for other territories under our license with Mitsubishi Tanabe Pharma Corporation in which we do not have a commercial collaboration; (19) the timing of the qualification and subsequent approval by regulatory authorities of Sanofi Chimie and Sanofi Winthrop Industrie as a qualified supplier of STENDRA/SPEDRA, Sanofi Chimie's ability to undertake worldwide manufacturing of the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie's ability to undertake worldwide manufacturing of the tablets for avanafil; (20) whether the FDA will approve the amendment for the new prescribing information we have submitted, and/or the European Commission, following an opinion by the EMA, will approve the new prescribing information we intend to submit, to include the recently announced study results showing avanafil is effective for sexual activity within 15 minutes in men with erectile dysfunction; (21) the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand; (22) our ability to accurately forecast Qsymia demand; (23) our ability to increase Qsymia sales in 2014 through growth in certified retail pharmacies, expansion of reimbursement coverage and the use of a more focused selling message; (24) the number of Qsymia prescriptions dispensed through the mail order system and through certified retail pharmacies; (25) the impact of promotional programs for Qsymia on our net product revenue and net income (loss) in future periods; (26) our history of losses and variable quarterly results; (27) substantial competition; (28) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (29) uncertainties of government or third-party payor reimbursement; (30) our reliance on sole-source suppliers; (31) our reliance on third parties and our collaborative partners; (32) our failure to continue to develop innovative investigational drug candidates and drugs; (33) risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations; (34) our ability to demonstrate through clinical testing the quality, safety and efficacy of our investigational drug candidates; (35) the timing of initiation and completion of clinical trials and submissions to foreign authorities; (36) the results of post-marketing studies are not favorable; (37) compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained; (38) the volatility and liquidity of the financial markets; (39) our liquidity and capital resources; (40) our expected future revenues, operations and expenditures; (41) potential change in our business strategy to enhance long-term stockholder value; (42) the impact, if any, of the expansion of our Board of Directors to include predominantly new members, the recent appointment of a new Chief Executive Officer and an interim Chief Financial Officer, the resignation of our President, the decision of our Chief Financial Officer to exercise his right to terminate his employment for Good Reason (as defined in his Amended and Restated Change of Control and Severance Agreement with the Company, effective as of July 1, 2013) and the assumption of the Chief Commercial Officer's duties and responsibilities by the Chief Executive Officer; and (43) other factors that are described from time to time in our periodic filings with the U.S. Securities and Exchange Commission, or the SEC, or the Commission, including those set forth in this filing as "Item 1A. Risk Factors."

        All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the year ended December 31, 2013, are not necessarily indicative of the results that may be expected for future fiscal years. The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements that are included in Item 8 of Part II of this Form 10-K.

Overview

        VIVUS is a biopharmaceutical company with two therapies approved in the U.S. by the U.S. Food and Drug Administration, or FDA: Qsymia for chronic weight management and STENDRA for erectile dysfunction.

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

        Qsymia was approved with a Risk Evaluation and Mitigation Strategy, or REMS, with a goal of informing prescribers and patients of reproductive potential regarding an increased risk of orofacial clefts in infants exposed to Qsymia during the first trimester of pregnancy, the importance of pregnancy prevention for females of reproductive potential receiving Qsymia and the need to discontinue Qsymia immediately if pregnancy occurs. The Qsymia REMS program includes a medication guide, patient brochure, voluntary healthcare provider training, distribution (at launch) restricted to certified mail order pharmacies, an implementation system and a timetable for assessments. In April 2013, the FDA agreed to modify the Qsymia REMS to allow expanded dispensing through certified retail pharmacies. We began this broader distribution in July 2013 through approximately 8,000 certified retail pharmacies. At the date of this report, Qsymia was available through more than 37,000 certified retail pharmacies.

        VIVUS commercializes Qsymia in the U.S. through a contract sales force, supported by an internal commercial team consisting of sales management, marketing and managed care professionals. Our efforts to expand the appropriate use of Qsymia include scientific publications, participation and presentations at medical conferences and development and implementation of patient-directed support programs.

        In October 2012, we received a negative opinion from the European Medicines Agency, or EMA, Committee for Medicinal Products for Human Use, or CHMP, recommending refusal of the marketing authorization for the medicinal product QsivaTM in the EU (the approved trade name for Qsymia in the EU) due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We requested that this opinion be re-examined by the CHMP. After re-examination, on February 21, 2013, the CHMP adopted a final opinion that reaffirmed the Committee's earlier negative opinion. On May 15, 2013, the European Commission, or EC, issued a decision refusing the grant of marketing authorization for Qsiva in the EU. On September 20, 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the AQCLAIM cardiovascular outcomes trial to support the resubmission of an application for a marketing authorization for Qsiva for treatment of obesity in accordance with the EU centralized procedure. Based on feedback from the EMA health authority, as well as various country health authorities associated with review of the AQCLAIM trial application, the protocol has been revised and resubmitted to the FDA. We also intend to seek approval for Qsymia in other territories outside the United States and EU.

        We intend to commercialize Qsymia/Qsiva in territories where we obtain approval through collaboration agreements with third parties.

        Our drug STENDRA (avanafil) is an oral phosphodiesterase type 5, or PDE5, inhibitor that we have licensed from Mitsubishi Tanabe Pharma Corporation, or MTPC. STENDRA was approved by the FDA on April 27, 2012, for the treatment of erectile dysfunction, or ED, in the United States. On June 26, 2013, the European Commission, or EC, adopted the implementing decision granting marketing authorization for SPEDRA (the approved trade name for avanafil in the EU) for the treatment of ED in the EU.

        On July 5, 2013, we entered into an agreement with Menarini Group, through its subsidiary Berlin-Chemie AG, or Menarini, under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, plus Australia and New Zealand. Menarini expects to begin commercialization of SPEDRA in the EU-5 (France, Germany, Italy, Spain and the U.K.) during the first half of 2014.

        On October 10, 2013, we entered into an agreement with Auxilium Pharmaceuticals, Inc., or Auxilium, under which Auxilium received an exclusive license to commercialize and promote STENDRA in the United States and Canada. Auxilium began commercializing STENDRA in December 2013.

        On December 11, 2013, we entered into an agreement with Sanofi, under which Sanofi received an exclusive license to commercialize and promote avanafil in Africa, the Middle East, Turkey, and the Commonwealth of Independent States, or CIS, including Russia. Sanofi will be responsible for obtaining regulatory approval in its territories. Sanofi intends to market avanafil under the trade name SPEDRA or STENDRA.

        Under the license agreements with Menarini, Auxilium and Sanofi, avanafil is expected to be commercialized in over 100 countries worldwide. We are currently in discussions with potential collaboration partners to market and sell STENDRA for other territories under our license with MTPC in which we do not have a commercial collaboration.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to available-for-sale securities, research and development expenses, income taxes, inventories, revenues, including revenues from multiple-element arrangements, contingencies and litigation and share-based compensation. We base our estimates on historical experience, information received from third parties and on various market specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

  Product Revenue

        We recognize revenue from the sales of Qsymia, and STENDRA or SPEDRA when: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue from sales transactions where the customer has the right to return the product is recognized at the time of sale only if: (i) our price to the customer is substantially fixed or determinable at the date of sale, (ii) the customer has paid us, or the customer is obligated to pay us and the obligation is not contingent on resale of the product, (iii) the customer's obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (iv) the customer acquiring the product for resale has economic substance apart from that provided by us, (v) we do not have significant obligations for future performance to directly bring about resale of the product by the customer, and (vi) the amount of future returns can be reasonably estimated.

  Product Revenue Allowances

        Product revenue is recognized net of cash consideration paid to our customers, wholesalers and certified pharmacies, for services rendered by the wholesalers and pharmacies in accordance with the wholesalers and certified pharmacy services network agreements, and include a fixed rate per prescription shipped from home delivery pharmacies and monthly program management and data fees. These services are not deemed sufficiently separable from the customers' purchase of the product; therefore, they are recorded as a reduction of revenue at the time of revenue recognition.

        Other product revenue allowances include certain prompt pay discounts and allowances offered to our customers, program rebates and chargebacks. These product revenue allowances are recognized as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the allowance is offered. We also offer discount programs to patients. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, utilization rates, new information regarding changes in these programs' regulations and guidelines that would impact the amount of the actual rebates or chargebacks. We review the adequacy of product revenue allowances on a quarterly basis. Amounts accrued for product revenue allowances are adjusted when trends or significant events indicate that adjustment is appropriate and to reflect actual experience.

        The following table summarizes the activity in the accounts related to Qsymia product revenue allowances (in thousands):

	Discount programs	Wholesaler/ Pharmacy fees	Cash discounts	Rebates/ Chargebacks	Total
Balance at January 1, 2012	$—	$—	$—	$—	$—
Current provision related to sales made during current period*	—	(577)	(57)	—	(634)
Payments	—	434	—	—	434

Balance at December 31, 2012	—	(143)	(57)	—	(200)
Current provision related to sales made during current period*	(8,801)	(5,070)	(1,050)	(280)	(15,201)
Payments	8,099	3,789	973	201	13,062

Balance at December 31, 2013	$(702)	$(1,424)	$(134)	$(79)	$(2,339)

*
Current provision related to sales made during current period includes $14.2 million and $630,000, for product revenue allowances related to revenue recognized during the years ended December 31, 2013 and 2012, respectively. The remaining amounts for the years ended December 31, 2013 and 2012, were recorded on the consolidated balance sheets net of deferred revenue at the end of each period, respectively.

        Qsymia was approved by the FDA in July 2012. We sell Qsymia product in the U.S. to wholesalers and select certified pharmacies through their home delivery pharmacy services networks, which are collectively, our customers. Under this arrangement, title and risk of loss transfer to our customers upon delivery of the product to their distribution facilities. Wholesalers, in turn, sell product to certified retail pharmacies. Both mail order and retail certified pharmacies in turn, sell and dispense directly to patients, either at their retail pharmacies or through their mail order home delivery service.

        We shipped initial orders of Qsymia to our customers in September 2012, and in July 2013, we expanded our distribution network to include certified retail pharmacies in accordance with the FDA-approved amendment to our NDA for Qsymia. Qsymia has a 36-month shelf life and we grant rights to our customers to return unsold product three months prior to and up to 12 months after product expiration and issue credits that may be applied against existing or future invoices. Given our limited history of selling Qsymia and the lengthy return period, we have not been able to reliably estimate expected returns of Qsymia at the time of shipment, and therefore we recognize revenue when units are dispensed to patients through prescriptions, at which point, the product is not subject to return. We obtain the prescription shipment data from the pharmacies to determine the amount of revenue to recognize.

        We will continue to recognize revenue for Qsymia based upon prescription sell-through until we have sufficient historical information to reliably estimate returns. As of December 31, 2013, we have recorded deferred revenue of $10.3 million related to shipments of Qsymia, which represents product shipped to our customers, but not yet dispensed to patients through prescriptions. A corresponding accounts receivable is also recorded for this amount, as the payments from customers are not contingent upon the sale of product to patients.

        The commercialization of STENDRA was launched by our collaboration partner Auxilium in the U.S. in December 2013, and the commercialization of SPEDRA is expected to be launched in the EU-5 (France, Germany, Italy, Spain and the United Kingdom) by our collaboration partner Menarini in the first half of 2014. We sell STENDRA or SPEDRA through our commercialization partners: Auxilium in the U.S., Menarini in the EU plus Australia and New Zealand, and Sanofi in Africa, the Middle East, Turkey, and the CIS, including Russia, who are our customers. Sanofi plans to launch avanafil in their territories after regulatory approvals are received in each country, which is not expected before 2015. Our commercialization partners for STENDRA or SPEDRA sell the product through their distribution channels to patients. Under our product supply agreements, as long as product meets specified product dating criteria at the time of shipment to the partner, our commercialization partners do not have a right of return or credit for expired product. However, given STENDRA or SPEDRA's 48-month shelf life and lack of selling history, we have not been able to reliably estimate expected returns of product at the time of shipment for certain initial product supply orders under these agreements that retain a right of return or credit for product supplied that does not meet the commercialization partners' criteria. Therefore, for these orders, we recognize revenue when units are dispensed to patients through prescriptions, at which point the product is not subject to return. We obtain the prescription shipment data from our commercialization partners to determine the amount of revenue to recognize. We supplied certain initial orders of STENDRA or SPEDRA product with a right of return or credit, which did not meet the required specifications of our partners. In addition, we allocated a portion of the manufacturing milestone payment received from Sanofi in 2013 to product that was supplied in the first quarter of 2014, based on relative estimated selling prices. As a result, we had $6.7 million in deferred revenue related to STENDRA or SPEDRA product supply as of December 31, 2013.

  Revenue from Multiple-Element Arrangements

        We account for multiple-element arrangements, such as license and commercialization agreements in which a customer may purchase several deliverables, in accordance with ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements, or ASC 605-25. We evaluate if the deliverables in the arrangement represent separate units of accounting. In determining the units of accounting, we evaluate certain criteria, including whether the deliverables have value to our customers on a stand-alone basis. Factors considered in this determination include whether the deliverable is proprietary to us, whether the customer can use the license or other deliverables for their intended purpose without the receipt of the remaining elements, whether the value of the deliverable is dependent on the undelivered items, and whether there are other vendors that can provide the undelivered items. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting.

        When deliverables are separable, we allocate non-contingent consideration to each separate unit of accounting based upon the relative selling price of each element. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price, if it exists, or third-party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, we use best estimated selling price, or BESP, for that deliverable. Significant management judgment may be required to determine the relative selling price of each element. Revenue allocated to each element is then recognized based on when the following four basic revenue recognition criteria are met for each element: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.

        Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue we report. Changes in assumptions or judgments, or changes to the elements in an arrangement, could cause a material increase or decrease in the amount of revenue that we report in a particular period.

        ASC Topic 605-28, Revenue Recognition—Milestone Method (ASC 605-28), established the milestone method as an acceptable method of revenue recognition for certain contingent, event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event: (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive requires judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance, and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

        Other contingent, event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner's performance are not considered milestones under ASC 605-28. In accordance with ASC 605-25, such payments will be recognized as revenue when all of the four basic revenue recognition criteria are met.

        Revenues recognized for royalty payments are recognized as earned in accordance with the terms of the license and commercialization agreements.

Inventories

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

        Inventory costs of product shipped to customers, but not yet recognized as revenue, are recorded as deferred costs within inventories on the consolidated balance sheets and are subsequently recognized to cost of goods sold when revenue recognition criteria have been met.

        Our policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on our estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, we may increase the write down for excess inventory for that product and record a charge to inventory impairment and commitment fee in the consolidated statements of operations. We periodically evaluate the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation, for the year ended December 31, 2013, we recognized a total charge of $10.2 million for Qsymia inventories on hand in excess of demand, plus a purchase commitment fee. There were no such charges in the year ended December 31, 2012.

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

        In addition, we have obtained rights to patented intellectual properties under several licensing agreements for use in research and development activities. Non-refundable licensing payments made for intellectual properties that have no alternative future use are expensed to research and development as incurred.

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

        We use the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived by analyzing the historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. We determine expected volatility using the historical method, which is based on the daily historical trading data of our common stock over the expected term of the option. Management selected the historical method primarily because we have not identified a more reliable or appropriate method to predict future volatility. For more information about our share-based payments, see Note 14: "Stock Option and Purchase Plans" to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

        Share-based compensation expense is allocated among cost of goods sold, research and development and selling, general and administrative expenses, or included in the inventory carrying value and absorbed into inventory, based on the function of the related employee. As of December 31, 2013, unrecognized estimated compensation expense totaled $12.2 million related to non-vested stock options and $66,000 related to the ESPP. The weighted average remaining requisite service period of the non-vested stock options was 1.3 years and of the ESPP was less than one month.

Fair Value Measurements

        The authoritative literature for fair value measurements established a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. These tiers are as follows: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than the quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs (entity developed assumptions) in which little or no market data exists.

        Financial instruments include cash equivalents, available-for-sale securities, accounts receivable, accounts payable and accrued liabilities. Available-for-sale securities are carried at estimated fair value. The carrying value of cash equivalents, accounts payable and accrued liabilities approximate their estimated fair value due to the relatively short nature of these instruments. As of December 31, 2013, our cash and cash equivalents and available-for-sale securities measured at fair value on a recurring basis totaled $343.3 million.

        All of our cash and cash equivalents and available-for-sale securities are in cash, money market instruments and U.S. Treasury securities at December 31, 2013, and these are classified as Level 1. The valuation techniques used to measure the fair values of these financial instruments were derived from quoted market prices, as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exist.

        In May 2013, we closed on an offering totaling $250.0 million in Convertible Notes. The fair value of the liability component of the Convertible Notes, excluding the conversion feature, was derived using a binomial lattice model, or Level 3 inputs. To arrive at the appropriate risk adjusted rate, or market yield, for the Convertible Notes, we performed (i) a synthetic credit rating analysis estimating the issuer level credit rating of the Company using a regression model, (ii) research on appropriate market yields using option adjusted spread indications for similar credit ratings, and (iii) considered the market yield implied for the Convertible Notes from a binomial lattice model. Using these inputs, the initial fair value of the liability component of the Convertible Notes was estimated at $154.7 million. The Convertible Notes are described further below and in Note 12: "Long-Term Debt" to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

        Our Convertible Notes contain a conversion option that is classified as equity. The fair value of the liability component of the debt instrument was deducted from the initial proceeds to determine the proceeds to be allocated to the conversion option. The excess of the proceeds received from the Convertible Notes over the initial amount allocated to the liability component, is allocated to the equity component. This excess is reported as a debt discount and subsequently amortized as non-cash interest expense, using the interest method, over the expected life of the Convertible Notes.

        Issuance costs related to the equity component of the Convertible Notes were charged to additional paid-in capital. The remaining portion related to the debt component has been capitalized as a deferred charge and included in non-current assets in the consolidated balance sheets, and is being amortized and recorded as additional interest expense over the expected life of the Convertible Notes. In connection with the issuance of the Convertible Notes, we entered into capped call transactions with certain counterparties affiliated with the underwriters. The fair value of the purchased capped calls was recorded to stockholders' equity.

Concentration of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash, cash equivalents, available-for-sale-securities, and accounts receivable. We have established guidelines to limit our exposure to credit risk by placing investments with a number of high credit quality institutions, in U.S. Treasury securities or diversifying our investment portfolio and placing investments with maturities that maintain safety and liquidity within our liquidity needs.

Accounts Receivable, Allowances for Doubtful Accounts and Cash Discounts

        We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts we expect our customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There is no allowance for doubtful accounts at December 31, 2013 or 2012.

Non-Recurring Charges

        Our non-recurring charges consist of proxy contest expenses and restructuring charges, including employee severance, one-time termination benefits and ongoing benefits related to the reduction of our workforce, facilities and other exit costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred, as opposed to when management commits to a restructuring plan. In addition, liabilities associated with restructuring activities are measured at fair value. One-time termination benefits are expensed at the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit amounts are estimable. Other costs primarily consist of legal, consulting, and other costs related to employee terminations and are expensed when incurred. Expenses related to termination benefits are calculated in accordance with the VIVUS, Inc. Amended and Restated Change in Control and Severance Agreement or the termination benefits plan, as applicable.

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

        We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of December 31, 2013, it was considered more likely than not that our deferred tax assets would not be realized. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Contingencies and Litigation

        We are periodically involved in disputes and litigation related to a variety of matters. When it is probable that we will experience a loss, and that loss is quantifiable, we record appropriate reserves. We record legal fees and costs as an expense when incurred.

RESULTS OF OPERATIONS

        For the year ended December 31, 2013, net loss was $174.5 million or $1.72 net loss per share, as compared to a net loss of $139.9 million, or $1.42 net loss per share during the same period in 2012. The increase in net loss is primarily attributable to increased selling and marketing expenses related to commercialization activities for Qsymia and $32.7 million in non-recurring charges in connection with our 2013 Annual Meeting of Stockholders and related severance charges, including $14.1 million of non-cash share-based compensation expense. The net loss for the year ended December 31, 2013, also included higher interest expense related to the debt financings as described below under Contractual Obligations, entered into in April and May of 2013, and a total charge of $10.2 million for Qsymia inventories on hand in excess of demand, plus a purchase commitment fee for Qsymia. These increases were partially offset by license revenue of $55.8 million and increased product revenue of $23.2 million.

        We may have continued losses in future periods, depending on our success in commercializing Qsymia and the timing of our research and development expenditures, and our continued investment in the clinical development of our research and future investigational drug candidates, primarily related to the post-marketing study requirements for our approved drugs.

Continuing operations

  Net Qsymia product revenue

        We began distributing Qsymia to the certified home delivery pharmacies in our network in September 2012, and Qsymia became available in certified retail pharmacies in July 2013. As a result, for the year ended December 31, 2012, net product revenue from sales of Qsymia was minimal. We recognize net product revenue for Qsymia based on prescription sell-through by the certified retail pharmacies and home delivery pharmacy services networks to patients as we do not have sufficient historical information to reliably estimate returns. We expect to continue to recognize revenue for Qsymia using this method for the foreseeable future.

        Net Qsymia product revenue was $23.7 million for the year ended December 31, 2013, and $2.0 million for the year ended December 31, 2012. We had no net product revenue from continuing operations for the year ended December 31, 2011. At this time, Qsymia is only approved for sale in the U.S.; therefore, all net product revenue for Qsymia to date has been earned in the U.S.

        The following table reconciles gross Qsymia product revenue to net Qsymia product revenue for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Gross Qsymia product revenue	$37,897	$2,642
Discount programs	(8,801)	—
Wholesaler/Pharmacy fees	(4,348)	(577)
Cash discounts	(750)	(53)
Rebates/Chargebacks	(280)	—

Net product revenue	$23,718	$2,012

        In the year ended December 31, 2013, approximately 373,000 Qsymia prescriptions were dispensed, as compared to 31,000 Qsymia prescriptions dispensed in the prior year. Approximately 52% of our total prescriptions for the year ended December 31, 2013, included either a free good or discount offer, with approximately 102,000 of those prescriptions dispensed as free goods. In comparison, in the year ended December 31, 2012, approximately 7,000, or 24%, of our total prescriptions were dispensed as free goods.

        At December 31, 2013, we had Qsymia deferred revenue of $10.3 million, which represents Qsymia product shipped to the certified home delivery pharmacy services networks, wholesalers and certified retail pharmacies, but not yet dispensed to patients through prescriptions, net of prompt-payment discounts.

  Net STENDRA/SPEDRA product revenue

        We began distributing STENDRA or SPEDRA tablets to our commercialization partners in December 2013. Auxilium launched the commercialization of STENDRA in the U.S. and Canada in December 2013. We expect Menarini to launch the commercialization of SPEDRA in the EU-5 (France, Germany, Italy, Spain and the United Kingdom) in the first half of 2014. In addition, we sold avanafil API to Sanofi in December 2013, to support their technology transfer to qualify as a second supplier for avanafil API and tablets.

        Net STENDRA or SPEDRA product revenue recognized for the year ended December 31, 2013, was $1.5 million. We had no STENDRA or SPEDRA product revenue for the years ended December 31, 2012 and 2011. As of December 31, 2013, $6.7 million of STENDRA or SPEDRA product revenue had been deferred until the product has met all required specifications and the related title and risk of loss and damages have been transferred to our commercialization partners.

        For geographic information with respect to STENDRA/SPEDRA product revenue, see Note 17: "Segment Information and Concentration of Customers and Suppliers—Geographic Information" to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

  License revenue

        For the year ended December 31, 2013, we recognized a total of $55.8 million as license revenue, as we determined that revenue was earned upon the delivery of the license rights and related know-how. As of December 31, 2013, €8 million, or $10.6 million, in prepayments for future royalties on sales of SPEDRA was deferred.

        Under the terms of the License and Commercialization Agreement with Menarini, for the year ended December 31, 2013, we recognized $21.0 million in license revenue related to the upfront license fee and a regulatory milestone payment for the approval of the SPEDRA marketing authorization by the EC. In addition, in September 2013, we received another payment of €8 million, or $10.6 million, as a prepayment for future royalties on sales of SPEDRA. As noted above, this amount has been recorded as deferred revenue as of December 31, 2013, and will be recognized as royalty income when earned.

        Under the terms of the License and Commercialization Agreement with Auxilium, for the year ended December 31, 2013, we recognized license revenue of $30.4 million related to the delivery of the license rights and related know-how.

        Under the terms of the License and Commercialization Agreement with Sanofi, we recognized license revenue of $4.4 million related to the delivery of the license rights and related know-how.

        For further discussion on the revenue from our above-mentioned license and commercialization agreements, refer to Note 11: "License, Commercialization and Supply Agreements" to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

        For geographic information with respect to license revenue, see Note 17: "Segment Information and Concentration of Customers and Suppliers—Geographic Information" to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

  Cost of goods sold

        Cost of goods sold was $4.9 million for the year ended December 31, 2013, as compared to $187,000 for the year ended December 31, 2012. Cost of goods sold relates to our product shipments of Qsymia of $2.8 million and STENDRA of $2.1 million. Cost of goods sold for Qsymia dispensed to patients includes the inventory costs of APIs, third-party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Cost of goods sold for STENDRA shipped to partners includes the inventory costs of purchased tablets, royalties, freight, shipping and handling costs. The cost of goods sold associated with deferred revenue on Qsymia and STENDRA product shipments is recorded as deferred costs, which are included in inventories in the consolidated balance sheets, until such time as the deferred revenue is recognized.

  Inventory impairment and commitment fee

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories, which are valued using a weighted average cost method calculated for each production batch. We periodically evaluate the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation, for the year ended December 31, 2013, we recognized a total charge of $10.2 million for Qsymia inventories on hand in excess of demand, plus a purchase commitment fee. No charge was required and none was taken in the years ended December 31, 2012 and 2011. We will continue to evaluate our inventories on a periodic basis and we may incur additional inventory write-downs in future periods if actual events differ materially from our current assumptions.

  Research and development

				% Change Increase/(Decrease)
	Years Ended December 31,
				2013 vs 2012	2012 vs 2011
Drug Indication/Description	2013	2012	2011
	(In thousands, except percentages)
Qsymia for obesity	$10,520	$10,729	$5,762	(2)%	86%
STENDRA for ED	8,391	8,601	9,467	(2)%	(9)%
Other projects	314	1,662	1,414	(81)%	18%
Share-based compensation	2,361	3,487	1,917	(32)%	82%
Overhead costs*	8,091	7,586	6,044	7%	26%

Total research and development expenses	$29,677	$32,065	$24,604	(7)%	30%

*
Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

        The decrease in total research and development expenses in the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to decreases in share-based compensation expense and other project costs.

        The increase in research and development expenses for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily due to start-up costs associated with the post-approval studies for Qsymia and STENDRA, partially offset by a decrease in STENDRA program costs due to the filing of the NDA in June 2011.

        We estimate the AQCLAIM study will cost between $180 and $250 million and the study could take as long as five to six years to complete. We submitted to the EMA a request for Scientific Advice regarding use of a pre-specified interim analysis from AQCLAIM to support the resubmission of an application for a marketing authorization for Qsiva for obesity in accordance with the EU centralized marketing authorization procedure. Based on feedback from the EMA health authority, as well as various country health authorities associated with review of the AQCLAIM trial application, the protocol has been revised and resubmitted to the FDA.

        There will be additional research and development expenses for post-approval studies related to STENDRA and Qsymia. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies.

  Selling, general and administrative

				% Change Increase/(Decrease)
	Years Ended December 31,
				2013 vs 2012	2012 vs 2011
	2013	2012	2011
	(In thousands, except percentages)
Selling and marketing	$94,841	$66,589	$4,913	42%	1,255%
General and administrative	63,394	43,076	17,559	47%	145%

Total selling, general and administrative expenses	$158,235	$109,665	$22,472	44%	388%

        In September 2012, we began distributing Qsymia to the certified home delivery pharmacies in our network, and Qsymia became available in retail pharmacies in July 2013. As a result, the selling, general and administrative activities for the year ended December 31, 2013, increased significantly in comparison to the same period in 2012. Selling, general and administrative expenses, excluding the non-recurring charges as described below, increased by $48.6 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, due primarily to increased Qsymia commercialization expenses—including higher marketing expenses of $11.6 million, higher selling expenses of $16.7 million, and higher general and administrative expenses of $20.3 million. The increase in general and administrative spending for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to incremental increases in corporate expenses of $10.7 million (primarily professional fees and a full year of product liability insurance), medical affairs-related expenses of $6.1 million (primarily expenses related to Continuing Medical Education, or CME, grants, the Qsymia REMS program and additional headcount), and increased non-cash share-based compensation expense of $3.5 million.

        Selling, general and administrative expenses increased by $87.2 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase in selling and marketing expenses was primarily due to an increase of $43.2 million in Qsymia pre-commercialization and commercialization activities (primarily related to marketing programs, market research and analytics and additional headcount) and sales expenses of $17.0 million primarily related to our contract sales organization for the year ended December 31, 2012, as compared to the prior year. General and administrative spending increased by $25.5 million for the year ended December 31, 2012, due to increased medical affairs-related expenses of $8.4 million (primarily expenses related to CME grants, the Qsymia REMS program and additional headcount), increased corporate expenses of $10.1 million (primarily compensation and related expenses and professional fees), and increased non-cash share-based compensation expense of $7.0 million.

  Non-Recurring Charges

        Non-recurring charges were $32.7 million for the year ended December 31, 2013. On July 18, 2013, we entered into a settlement agreement with First Manhattan Company in connection with a proxy contest related to our 2013 Annual Meeting of Stockholders. According to the terms of the settlement agreement, more than a majority of the members of our Board of Directors resigned and new members of our Board of Directors were appointed. The change in the majority of the members of our Board of Directors, effective July 19, 2013, triggered certain "change of control" benefits in accordance with the Amended and Restated Change of Control and Severance Agreements, or the Amended Agreements, with certain of our employees.

        As part of our ongoing efforts to reduce costs by eliminating expenses that are not essential to expanding the use of Qsymia, we implemented a cost reduction plan, announced in November 2013, which reduced our workforce by approximately 20 employees, or 17%, excluding the sales force, in the year ended December 31, 2013. As of December 31, 2013, we have substantially completed this cost reduction plan.

        In the year ended December 31, 2013, non-recurring charges included $14.1 million in share-based compensation related to the automatic acceleration of vesting of unvested stock options held by certain employees per the terms of the Amended Agreements and the reduction in force announced in November 2013, $8.5 million in employee termination costs related to the proxy contest and reduction in force, $8.9 million in proxy contest expenses, including approximately $2.9 million of out-of-pocket expenses that were reimbursed to First Manhattan Company, and $1.2 million in facilities and other lease exit costs. For additional information concerning our non-recurring charges, please see Note 9: "Non-Recurring Charges" to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

        We expect to realize approximately $6 million to $8 million in annual net cost savings beginning in fiscal year 2014, as a result of this cost reduction plan. Our ability to achieve the anticipated cost savings and other benefits from this cost reduction plan within the expected timeframe are subject to many estimates and assumptions, and the actual savings and timing for those savings may vary materially based on factors such as negotiations with third parties and operational requirements. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated benefits from this cost reduction plan. To the extent that we are unable to successfully implement our business plan, further cost reduction measures may be required in the future.

  Interest and other expense (income)

        Interest expense (income) net was $19.5 million in the year ended December 31, 2013, primarily due to interest expense and amortization of issuance costs and discounts from our Convertible Notes and Senior Secured Notes (as defined below under Contractual Obligations) and the amortization of the debt discount on the Convertible Notes. The Convertible Notes were issued in May 2013, and the Senior Secured Notes were issued in April 2013. Interest expense was negligible in each of the years ended December 31, 2012 and 2011. In the year ended December 31, 2013, we recorded $896,000 in other expense relating to a loss on disposal and impairment of property and equipment which we determined would not provide any future benefits, and $235,000 in other income for an unrealized gain on currency translation related to the refundable foreign tax withheld on payments made to us by Menarini.

  Provision for income taxes

        We recorded a provision for income taxes in the year ended December 31, 2013, of $97,000, as compared to $27,000 in the year ended December 31, 2012. The increase in tax expense relates to increased tax liabilities in some states.

        Our income tax return for the year ended December 31, 2007, is currently under examination by the California Franchise Tax Board, or FTB. Based on the progress of the audit to date, adjustments may be made in earlier years that will reduce tax attributes available to offset tax due for 2007. We recognize interest and penalties accrued on any unrecognized tax benefits as a component of our provision for income taxes. During the years ended December 31, 2013 and 2012, $6,000 of interest on the unrecognized tax benefits was recorded in both years.

        In the year ended December 31, 2011, we recorded a provision for income taxes of $190,000. We increased our unrecognized tax benefits to $160,000 for the year ended December 31, 2011, based on the progress of the California Franchise Tax Board audit. During the year ended December 31, 2011, $32,000 of interest on the unrecognized tax benefits was recorded.

        On January 21, 2014, we received a notice of tax refund from the state of New Jersey in settlement of an audit and acceptance of a refund claim for the tax year ended December 31, 2007. As of December 31, 2013, we did not consider receiving the refund as probable and therefore had not recorded an income tax receivable. We expect to receive a refund of approximately $357,000 (net of associated expenses) in the quarter ended March 31, 2014.

Discontinued operations

        On November 5, 2010, we completed the sale of the MUSE product to Meda AB. For the years ended December 31, 2013, 2012 and 2011, we recorded some minor adjustments related to the MUSE disposition, primarily adjustments to our sales reserves for accrued product returns.

LIQUIDITY AND CAPITAL RESOURCES

Continuing Operations

        Cash.    Unrestricted cash, cash equivalents and available-for-sale securities totaled $343.3 million at December 31, 2013, as compared to $214.6 million at December 31, 2012. The increase of $128.7 million is primarily due to cash provided by financing activities. In April 2013, we received a net amount of $48.4 million through the sale of a debt-like instrument to BioPharma, or the Senior Secured Notes. On May 21, 2013, we closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020, or the Convertible Notes. On May 29, 2013, we closed on an additional $30.0 million of Convertible Notes upon the exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million. In addition, in 2013, we received upfront payments totaling $26.6 million, net of withholding taxes, under the license agreement with Menarini, $30.0 million under the license agreement with Auxilium and $5.0 million under the license agreement with Sanofi.

        Since inception, we have financed operations primarily from the issuance of equity, debt and debt-like securities. Through December 31, 2013, we have raised approximately $931.1 million from financing activities, received $150 million from the sale of Evamist, and had an accumulated deficit of $660.6 million at December 31, 2013.

        At December 31, 2013, we had $103.3 million in cash and cash equivalents and $240.0 million in available-for-sale securities. We invest our excess cash balances in money market and marketable securities and U.S. government securities, in accordance with our investment policy. At December 31, 2013, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds. Our investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

        Accounts receivable (net of allowance for cash discounts) at December 31, 2013, was $12.2 million, as compared to $2.8 million at December 31, 2012. Currently, we do not have any significant concerns related to accounts receivable or collections. As of February 19, 2014, we have collected 98% of the accounts receivable outstanding at December 31, 2013.

        Liabilities.    Total liabilities were $278.4 million at December 31, 2013, which is $237.2 million higher than at December 31, 2012. The increase in total liabilities was primarily due to the issuances of our Convertible Notes and Senior Secured Notes and an increase in deferred revenue, mainly due to the license agreements with Menarini and Sanofi for SPEDRA, as well as Qsymia deferred product revenue.

        Operating Activities.    Our operating activities used $135.3 million, $131.9 million and $36.9 million of cash during the years ended December 31, 2013, 2012 and 2011, respectively.

        During the year ended December 31, 2013, our net operating loss from continuing operations of $174.9 million was offset by $32.4 million in non-cash share-based compensation expense due to increased headcount and the automatic acceleration of vesting of unvested stock options held by certain employees in accordance with the terms of the Amended Agreements and the termination benefits plan, $8.4 million in amortization of debt issuance costs and discounts, and $7.5 million due to an inventory impairment charge for Qsymia. Additional cash used in operating activities resulted from changes in assets and liabilities during the period, including a net $30.2 million increase in inventories, primarily for Qsymia and STENDRA, an increase of $26.5 million in deferred revenue mainly due to the license agreements with Menarini and Sanofi for SPEDRA, as well as Qsymia deferred product revenue, and a decrease in accounts payable of $14.8 million during the year ended December 31, 2013, due to the timing of activities and vendor payments.

        During the year ended December 31, 2012, our net operating loss of $139.7 million was offset by $15.9 million in share-based compensation expense due to increased headcount and a $22.2 million net increase in accounts payable, primarily due to an increase in marketing and sales activities and startup costs for the post-approval STENDRA and Qsymia clinical trials. The increase in accounts payable was offset by a $17.4 million net increase in prepaid expenses and other assets, which primarily was comprised of prepayments related to Qsymia product liability insurance, manufacturing commitment fees, medical affairs activities for Qsymia, and prepaid product commercialization costs for sales and marketing activities in support of the commercial launch of Qsymia in the U.S. In addition, there was a net $22.1 million increase in inventories, primarily for Qsymia and pre-launch inventory for STENDRA.

        During the year ended December 31, 2011, our net operating loss of $47.0 million was offset by $7.4 million in share-based compensation expense and $3.1 million in amortization of discount or premium on available-for-sale securities.

        Investing Activities.    Our investing activities used $90.1 million, $54.6 million and $8.6 million in cash during the years ended December 31, 2013, 2012 and 2011, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturities of investment securities.

        Financing Activities.    Financing activities provided cash of $270.1 million, $205.6 million and $47.8 million during the years ended December 31, 2013, 2012 and 2011, respectively. In the year ended December 31, 2013, net cash provided by financing activities included $290.2 million in net proceeds from debt issuances, partially offset by $34.7 million in payments for capped call transactions. In the year ended December 31, 2012, cash provided by financing activities included $192.0 million in net proceeds from an underwritten public offering of our common stock. In the year ended December 31, 2011, cash provided by financing activities included $45.3 million in net proceeds from a registered direct offering of our common stock.

        On May 21, 2013, we closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020. On May 29, 2013, we closed an additional $30.0 million of Convertible Notes upon the exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million. For a further discussion of the Convertible Notes, see "Contractual Obligations—Notes Payable and Interest Payable" below.

        On March 25, 2013, we entered into the Purchase and Sale Agreement with BioPharma providing for the purchase of a debt-like instrument, or the Senior Secured Notes. Under the BioPharma agreement, we received a net amount of approximately $48.4 million, at the closing on April 9, 2013. For a further discussion of the Senior Secured Notes, see "Contractual Obligations—Notes Payable and Interest Payable" below.

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

        On August 24, 2011, we closed on the sale of a total of 6,889,098 shares of the Company's common stock, at a price of $6.65 per share, pursuant to a previously reported securities purchase agreement entered into on August 23, 2011, with certain investors in connection with a registered direct offering of our common stock, or the Offering. Gross proceeds to us from the sale of the common stock in the Offering totaled approximately $45.8 million before deduction of approximately $529,000 in fees and expenses related to the Offering. All of the shares of common stock were offered pursuant to an effective shelf registration statement on Form S-3ASR (Registration No. 333-161948), including the prospectus dated September 16, 2009, contained therein.

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

        We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least through 2014. However, we anticipate that we may require additional funding to expand the use of Qsymia through targeted patient and physician education, find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience, create a pathway for centralized approval of the marketing authorization application for Qsiva in the EU, continue the expansion of our distribution of Qsymia through certified retail pharmacy locations, conduct post-approval clinical studies for both Qsymia and STENDRA, conduct non-clinical and clinical research and development work to support regulatory submissions and applications for our future investigational drug candidates, finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, to fund operating expenses, establish additional or new manufacturing and marketing capabilities, and manufacture quantities of our drugs and investigational drug candidates and to make payments under our existing license agreements for Qsymia and STENDRA.

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

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2013, excluding amounts already recorded on our consolidated balance sheet as accounts payable or accrued liabilities, and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. This table includes our enforceable, non-cancelable, and legally binding obligations and future commitments as of December 31, 2013. The amounts below do not include contingent milestone payments or royalties, and assume the agreements and commitments will run through the end of terms, as such no early termination fees or penalties are included herein:

	Payments Due by Period
Contractual obligations	Total	2014	2015 - 2017	2018 - 2019	Thereafter
	(in thousands)
Operating leases	$12,044	$1,550	$5,993	$3,846	$655
Purchase obligations:
Manufacturing agreements	64,439	16,143	34,830	13,466	—
Other agreements	64,743	34,824	29,919	—	—
Notes payable	300,000	—	43,571	6,429	250,000
Interest payable	96,825	20,250	48,179	22,771	5,625

Total contractual obligations	$538,051	$72,767	$162,492	$46,512	$256,280

  Operating Leases

        In November 2006, we entered into a 30-month lease for our former corporate headquarters located at 1172 Castro Street in Mountain View, California, or the Castro Lease. On February 14, 2012, we terminated the lease for our former corporate headquarters effective July 31, 2013. In addition, we have a lease on 4,914 square feet of office space located at 1174 Castro Street, Mountain View, California, or the Expansion Space, which is adjacent to our former corporate headquarters. The average base rent for the Expansion Space is approximately $2.75 per square foot or $13,513 per month. The lease for the Expansion Space has a term of 60 months commencing March 15, 2012, with an option to extend the term for one year from the expiration of the new lease. The Expansion Space is currently being listed for sublease.

        We entered into a lease effective as of December 11, 2012, with SFERS Real Estate Corp. U, or the Landlord, for new principal executive offices, consisting of an approximately 45,240 square foot building, located at 351 East Evelyn Avenue, Mountain View, California, or the Evelyn Lease. The Evelyn Lease has an initial term of approximately 84 months, commencing on May 11, 2013, at a starting annual rental rate of $31.20 per rentable square foot (subject to agreed increases). We are entitled to an abatement of the monthly installments of rent for months seven through 12 of the initial term subject to the conditions detailed in the Evelyn Lease. We have one option to renew the Evelyn Lease for a term of three years at the prevailing market rate as detailed in the Evelyn Lease. In addition, we have a one-time right to accelerate the termination date of the Evelyn Lease from the expiration of the 84th full calendar month of the term to the expiration of the 60th full calendar month of the term, subject to the conditions detailed in the Evelyn Lease. If this acceleration of the termination date is exercised, the following will be payable to the Landlord: (i) six months of the monthly installments of rent and our proportionate share of expenses and taxes subject to the fifth lease year; and (ii) the unamortized portion of all of the leasing commissions and legal fees, the initial alterations, and the Landlord's allowance towards the cost of performing the initial alterations. As part of a cost reduction plan, the first floor of the Evelyn Lease has been substantially vacated and we intend to list this unoccupied space for sublease.

        Included in the operating lease commitments above are obligations under leases for which the Company has vacated the underlying facilities as part of a cost reduction plan. These leases expire at various dates through 2020 and represent an aggregate obligation of $3.6 million through 2020. The Company does not currently have sublease income related to the restructured space. The Company has restructuring accruals of $1.0 million at December 31, 2013, which represents the difference between this aggregate future obligation and expected future sublease income under estimated potential sublease agreements, as well as other facilities-related obligations. For additional information regarding this cost reduction plan, see Note 9: "Non-Recurring Charges" to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

        For additional information regarding obligations under operating leases, see Note 15: "Commitments" to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

  Purchase Obligations

        Purchase obligations consist of agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. These include obligations for product manufacturing, sales and marketing services, including for our contract sales organization, and research and development.

          Manufacturing agreements

        We have purchase commitments for raw material supplies for Qsymia totaling $6.4 million at December 31, 2013. In addition, in July 2012, we entered into a manufacturing agreement with Catalent Pharma Solutions, LLC, or Catalent, to supply commercial inventory for Qsymia beginning in 2012 and ending in 2016. Our remaining commitment under this agreement is to complete open purchase orders with Catalent for the production of Qsymia and for process improvement projects, which totaled approximately $1.4 million at December 31, 2013.

        The API and the tablets for STENDRA/SPEDRA (avanafil) are currently manufactured by MTPC. There are no minimum purchase obligations for STENDRA/SPEDRA under our agreements with MTPC. We have placed orders with MTPC for avanafil product testing and finished goods, and our remaining commitment under these purchase obligations at December 31, 2013, totaled $4.4 million.

        On July 31, 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie pursuant to which they will manufacture and supply the API for our drug avanafil. Further, on November 18, 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie pursuant to which they will manufacture and supply the avanafil tablets. We have minimum purchase commitments under these agreements to purchase API materials from 2014 through 2018, and to purchase tablets from 2015 through 2019. Our minimum purchase commitments under these agreements total approximately $51.5 million as of December 31, 2013.

        We have also entered into an agreement with a third party to perform manufacturing-related services including product stability testing on our behalf and, at December 31, 2013, our remaining commitment under this agreement totaled $713,000.

          Other agreements

        On May 22, 2012, we entered into a Dedicated Sales Team Agreement, or the Sales Team Agreement, with PDI, Inc., or PDI, to provide us with promotional and commercialization support services for Qsymia. The Sales Team Agreement was effective beginning on July 30, 2012, and, on December 4, 2014, we extended the term of the agreement through December 31, 2015. Under the terms of the Sales Team Agreement, PDI provides us with 150 full-time sales representatives, three full-time field liaison managers, and one full-time account manager. In addition, under the Sales Team Agreement, PDI provides us with program personnel to collect and capture physician information, including physician target call plan reach and frequency, deactivation information related to physician accounts and physician's behavioral or attitudinal response. As of December 31, 2013, our total obligation under the Sales Team Agreement is $56.1 million, including primarily compensation costs and administrative service fees. In addition, we have remaining commitments under other various marketing services agreements totaling $407,000 at December 31, 2013.

        We have entered into various agreements with clinical consultants, investigators, clinical suppliers and clinical research organizations to perform clinical trial management and clinical studies on our behalf and, at December 31, 2013, our remaining commitment under these agreements totaled $8.2 million. We make payments to these providers based upon the number of patients enrolled and the length of their participation in the trials. These obligations, however, are contingent on future events, e.g., the rate of patient accrual in our clinical trials. Although all of these contracts could be cancelled by us, this amount represents the remaining contractual amounts that would be due in case of cancellation as of December 31, 2013, which are not included in our consolidated balance sheet at that date.

  Notes Payable and Interest Payable

          Convertible Senior Notes Due 2020

        On May 21, 2013, we closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020. On May 29, 2013, we closed on an additional $30.0 million of Convertible Notes upon the exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are governed by an indenture, dated as of May 21, 2013, between VIVUS and Deutsche Bank National Trust Company, as trustee.

        The Convertible Notes are senior unsecured obligations of the Company and bear interest at a fixed rate of 4.50% per annum, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2013, unless earlier purchased or converted.

        The Convertible Notes are convertible into approximately 16,826,000 unregistered shares of our common stock under certain circumstances prior to maturity at a conversion rate of 67.3038 shares per $1,000 principal amount of the Convertible Notes, which represents a conversion price of approximately $14.858 per share, subject to adjustment under certain conditions. The Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2019, only under certain conditions. On or after November 1, 2019, holders may convert all or any portion of their Convertible Notes at any time at their option at the conversion rate then in effect, regardless of these conditions. Subject to certain limitations, we will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The conversion rate of the Convertible Notes, and the corresponding conversion price, will be subject to adjustment for certain events, but will not be adjusted for accrued interest. In addition, following certain corporate transactions that occur on or prior to the maturity date for the Convertible Notes, we will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate transaction.

          Senior Secured Notes Due 2018

        On March 25, 2013, we entered into the Purchase and Sale Agreement with BioPharma providing for the purchase of a debt-like instrument, or the Senior Secured Notes. Under the BioPharma agreement, we received net proceeds of approximately $48.4 million, at the closing on April 9, 2013.

        We are obligated to make scheduled quarterly payments under the BioPharma agreement. The first payment is scheduled to be made in the second quarter of 2014, and the final payment is scheduled to be made in the second quarter of 2018. The scheduled quarterly payments are subject to the net sales of (i) Qsymia (and any derivative or improvement thereof, including Qsiva as it relates to the EU), or the Product, and (ii) any other obesity agent developed or marketed by us or our affiliates or licensees. The scheduled quarterly payments, other than the payment(s) scheduled to be made in the second quarter of 2018, are capped at the lower of the scheduled payment amounts or 25% of the net sales of (i) and (ii) above. Accordingly, if 25% of the net sales is less than the scheduled quarterly payment, then 25% of the net sales is due for that quarter, with the exception of the payment(s) scheduled to be made in the second quarter of 2018, when any unpaid scheduled quarterly payments plus any accrued and unpaid make-whole premiums must be paid. Any quarterly payment less than the scheduled quarterly payment amount will be subject to a make-whole premium equal to the applicable scheduled quarterly payment of the preceding quarter less the actual payment made to BioPharma for the preceding quarter multiplied by 1.03. Regardless, we may pay scheduled quarterly payments out of any available funds notwithstanding Product net sales. We also have the option to prepay all scheduled quarterly payments as specified in the BioPharma agreement.

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

  Mitsubishi Tanabe Pharma Corporation

        In January 2001, we entered into an exclusive development, license and clinical trial and commercial supply agreement with Tanabe Seiyaku Co., Ltd., now MTPC, for the development and commercialization of avanafil, a PDE5 inhibitor compound for the oral and local treatment of male and female sexual dysfunction. Under the terms of the agreement, MTPC agreed to grant an exclusive license to us for products containing avanafil outside of Japan, North Korea, South Korea, China, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Vietnam and the Philippines. We agreed to grant MTPC an exclusive, royalty-free license within those countries for oral products that we develop containing avanafil. In addition, we agreed to grant MTPC an exclusive option to obtain an exclusive, royalty-bearing license within those countries for non-oral products that we develop containing avanafil. MTPC agreed to manufacture and supply us with avanafil for use in clinical trials, which were our primary responsibility. The MTPC agreement contains a number of milestone payments to be made by VIVUS based on various triggering events. Through December 31, 2013, under the terms of the MTPC agreement, we have paid a total of $15.0 million to MTPC in milestone payments, including $2.0 million in 2013, upon approval of SPEDRA (avanafil) in the EU, and $3.0 million in 2012, upon FDA approval of STENDRA (avanafil). In addition, during 2013 and 2012, we purchased from MTPC

$10.0 million and $7.4 million of product, respectively, under the supply portion of the Agreement in preparation for the commercial launch in the U.S., the EU and certain other territories that use the U.S. and EU approvals.

        We expect to make other substantial payments to MTPC in accordance with this agreement as we continue to develop avanafil in our territories outside of the United States and, if approved for sale, commercialize avanafil for the oral treatment of male sexual dysfunction in those territories. Potential future milestone payments include $6.0 million upon achievement of $250.0 million or more in worldwide net sales during any calendar year.

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

        In August 2012, we entered into an amendment to our agreement with MTPC that permits us to manufacture the API and tablets for STENDRA ourselves or through third parties. According to the amendment, the transition of manufacturing from MTPC must occur on or before June 30, 2015. As mentioned above, on July 31, 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. Further, as mentioned above, on November 18, 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. We intend to submit an amendment to the NDA for avanafil to the FDA, and a variation to the marketing authorization, or MA, for avanafil to the EMA, to include Sanofi Chimie as a qualified supplier of the avanafil API and Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets.

        On February 21, 2013, we entered into the third amendment to our agreement with MTPC which, among other things, expands our rights, or those of our sublicensees, to enforce the patents licensed under the MTPC agreement against alleged infringement, and clarifies the rights and duties of the parties and our sublicensees upon termination of the MTPC agreement. In addition, we were obligated to use our best commercial efforts to market STENDRA in the U.S. by December 31, 2013, which was achieved by our commercialization partner, Auxilium. On July 23, 2013, we entered into the fourth amendment to our agreement with MTPC which, among other things, changes the definition of net sales used to calculate royalties owed by us to MTPC.

  Other

        In October 2001, we entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D., for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational drug candidate development program for Qsymia for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to us with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, through December 31, 2013, we have paid a total of $1.2 million and have issued fully vested and exercisable options to purchase 60,000 shares of VIVUS's common stock to Dr. Najarian. In addition, the Assignment Agreement requires us to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that we decide not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined the Company as a part-time employee and served as a Principal Scientist. In November 2013, Dr. Najarian's employment with the Company ended although he continues to work for us on a consulting basis.

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

Recent Accounting Pronouncements

        There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2013 that are of significance, or potential significance to the Company.

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

Cautionary Note on Forward-Looking Statements

        Our business is subject to significant risks, including but not limited to, the risks inherent in our research and development activities, including the successful completion of clinical trials; the lengthy, expensive and uncertain process of seeking regulatory approvals; uncertainties associated both with the potential infringement of patents and other intellectual property rights of third parties, and with obtaining and enforcing our own patents and patent rights; uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change, competition, manufacturing uncertainties and dependence on third parties. Even if our investigational drug candidates appear promising at an early-stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the drug will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large-scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. For more information about the risks we face, see "Item 1.A. Risk Factors" included in this report.

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

Market and Interest Rate Risk

        Our cash, cash equivalents and available-for-sale securities as of December 31, 2013, consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

        Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at December 31, 2013, by approximately $1.3 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Item 8.    Financial Statements and Supplementary Data

VIVUS, INC.

1.     Index to Consolidated Financial Statements

        The following financial statements are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
VIVUS, Inc.

        We have audited the accompanying consolidated balance sheets of VIVUS, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of VIVUS, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VIVUS, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ OUM & Co. LLP

San Francisco, California
February 27, 2014

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
VIVUS, Inc.

        We have audited VIVUS, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VIVUS, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, VIVUS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VIVUS, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ OUM & Co. LLP

San Francisco, California
February 27, 2014

VIVUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$103,262	$58,605
Available-for-sale securities	240,024	155,981
Accounts receivable, net	12,214	2,778
Inventories, net	48,503	25,353
Prepaid expenses and other assets	19,938	19,159

Total current assets	423,941	261,876
Property and equipment, net	1,954	1,951
Non-current assets	5,901	287

Total assets	$431,796	$264,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,759	$25,375
Accrued and other liabilities	23,993	14,680
Deferred revenue	17,255	1,150

Total current liabilities	52,007	41,205
Long-term debt	213,106	—
Deferred revenue—net of current portion	10,360	—
Non-current accrued and other liabilities	2,954	—

Total liabilities	278,427	41,205

Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock; $.001 par value; 200,000 shares authorized at December 31, 2013 and 2012; 103,161 and 100,659 shares issued and outstanding at December 31, 2013 and 2012, respectively	103	101
Additional paid-in capital	813,802	708,921
Accumulated other comprehensive income	66	33
Accumulated deficit	(660,602)	(486,146)

Total stockholders' equity	153,369	222,909

Total liabilities and stockholders' equity	$431,796	$264,114

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31
	2013	2012	2011
Revenue:
Net product revenue	$25,244	$2,012	$—
License revenue	55,838	—	—

Total revenue	81,082	2,012	—

Operating expenses:
Cost of goods sold	4,868	187	—
Inventory impairment and commitment fee	10,225	—	—
Research and development	29,677	32,065	24,604
Selling, general and administrative	158,235	109,665	22,472
Non-recurring charges	32,691	—	—

Total operating expenses	235,696	141,917	47,076

Loss from operations	(154,614)	(139,905)	(47,076)
Interest and other expense (income):
Interest expense (income), net	19,532	(199)	(240)
Other expense	703	—	—

Total interest and other income (expense)	20,235	(199)	(240)

Loss from continuing operations before income taxes	(174,849)	(139,706)	(46,836)
Provision for income taxes	97	27	190

Loss from continuing operations	(174,946)	(139,733)	(47,026)

Income (loss) from discontinued operations, net of tax	490	(148)	886

Net loss	$(174,456)	$(139,881)	$(46,140)

Basic and diluted net loss per share:
Continuing operations	$(1.72)	$(1.42)	$(0.56)
Discontinued operations	0.00	0.00	0.01

Net loss per share	$(1.72)	$(1.42)	$(0.55)

Shares used in per share computation:
Basic and diluted	101,174	98,289	84,392

VIVUS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31
	2013	2012	2011
Net loss	$(174,456)	$(139,881)	$(46,140)
Other comprehensive income—unrealized gain on securities, net of taxes	33	8	21

Comprehensive loss	$(174,423)	$(139,873)	$(46,119)

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount				Total
Balances, December 31, 2010	81,568	$82	$432,041	$4	$(300,125)	$132,002
Sale of common stock through employee stock purchase plan	36	—	211	—	—	211
Exercise of common stock options for cash	482	—	2,354	—	—	2,354
Share-based compensation expense	—	—	7,353	—	—	7,353
Proceeds from registered direct public offering of common stock	6,889	7	45,805	—	—	45,812
Issue costs for registered direct public offering of common stock	—	—	(529)	—	—	(529)
Net unrealized gain on securities	—	—	—	21	—	21
Net loss	—	—	—	—	(46,140)	(46,140)

Balances, December 31, 2011	88,975	89	487,235	25	(346,265)	141,084
Sale of common stock through employee stock purchase plan	35	—	314	—	—	314
Exercise of common stock options for cash	2,649	3	13,248	—	—	13,251
Share-based compensation expense	—	—	16,133	—	—	16,133
Proceeds from registered direct public offering of common stock	9,000	9	202,491	—	—	202,500
Issue costs for registered direct public offering of common stock	—	—	(10,500)	—	—	(10,500)
Net unrealized gain on securities	—	—	—	8	—	8
Net loss	—	—	—	—	(139,881)	(139,881)

Balances, December 31, 2012	100,659	101	708,921	33	(486,146)	222,909
Sale of common stock through employee stock purchase plan	103	—	860	—	—	860
Exercise of common stock options for cash	2,366	2	13,704	—	—	13,706
Vesting of restricted stock units	33	—	—	—	—	—
Share-based compensation expense	—	—	32,877	—	—	32,877
Equity component of convertible debt	—	—	95,262	—	—	95,262
Offering cost allocated to equity	—	—	(3,113)	—	—	(3,113)
Purchase of capped call transaction	—	—	(34,709)	—	—	(34,709)
Net unrealized gain on securities	—	—	—	33	—	33
Net loss	—	—	—	—	(174,456)	(174,456)

Balances, December 31, 2013	103,161	$103	$813,802	$66	$(660,602)	$153,369

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31
	2013	2012	2011
Cash flows from operating activities:
Net loss from continuing operations	$(174,946)	$(139,733)	$(47,026)
Adjustments to reconcile net loss from continuing operations to net cash used for operating activities from continuing operations:
Depreciation	973	271	102
Amortization of debt issuance costs and discounts	8,369	—	—
Amortization of discount or premium on available-for-sale securities	2,635	3,950	3,118
Share-based compensation expense	32,397	15,938	7,353
Unrealized foreign currency remeasurement gain	(235)	—	—
Loss on disposal and impairment of property and equipment	896	—	—
Inventory impairment	7,525	—	—
Changes in assets and liabilities:
Accounts receivable	(9,436)	(2,778)	—
Inventories	(30,195)	(22,050)	118
Prepaid expenses and other assets	2,086	(17,366)	(145)
Accounts payable	(14,821)	22,202	545
Accrued and other liabilities	13,170	7,385	15
Deferred revenue	26,465	1,150	—

Net cash used for operating activities from continuing operations	(135,117)	(131,031)	(35,920)
Net cash used for operating activities from discontinued operations	(208)	(885)	(980)

Net cash used for operating activities	(135,325)	(131,916)	(36,900)

Cash flows from investing activities:
Property and equipment purchases	(1,795)	(1,669)	(201)
Purchases of available-for-sale securities	(329,145)	(226,654)	(137,409)
Proceeds from maturity of available-for-sale securities	242,500	133,250	129,000
Proceeds from sale of available-for-sale securities	—	40,763	—
Non-current assets	(1,681)	(287)	—

Net cash used for investing activities	(90,121)	(54,597)	(8,610)

Cash flows from financing activities:
Net proceeds from debt issuances	290,247	—	—
Payments for capped call transactions	(34,709)	—	—
Net proceeds from exercise of common stock options	13,706	13,250	2,354
Sale of common stock through employee stock purchase plan	859	314	211
Net proceeds from issuance of common stock	—	192,000	45,283

Net cash provided by financing activities from continuing operations	270,103	205,564	47,848

Net increase in cash and cash equivalents	44,657	19,051	2,338
Cash and cash equivalents:
Beginning of year	58,605	39,554	37,216

End of year	$103,262	$58,605	$39,554

Supplemental cash flow disclosure:
Interest paid	$5,000	$—	$—

Income taxes paid	$32	$7	$24

Non-cash investing activities:
Unrealized gain on securities	$33	$8	$21

See accompanying notes to consolidated financial statements.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Significant Accounting Policies

Business

        VIVUS is a biopharmaceutical company with two U.S. Food and Drug Administration, or FDA, approved therapies, Qsymia® and STENDRA™. The Company's drug Qsymia (phentermine and topiramate extended-release) was approved by the FDA on July 17, 2012, as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adult patients with an initial body mass index (BMI) of 30 or greater (obese), or 27 or greater (overweight) in the presence of at least one weight-related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol (dyslipidemia). Qsymia incorporates a proprietary formulation combining low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. On September 17, 2012, the Company announced the U.S. market availability of Qsymia through a certified home delivery network, which includes CVS Pharmacy, Express Scripts, Walgreens, Wal-Mart Pharmacy, and, for its members only, Kaiser Permanente. On July 1, 2013, the Company announced initial retail availability of Qsymia through approximately 8,000 Walgreens, Costco and Duane Reade pharmacies nationwide. As of the date of this report, Qsymia is available in over 37,000 certified retail pharmacies nationwide. The Company intends to continue to certify and add new pharmacies to the Qsymia retail pharmacy network, including national and regional chains as well as independent pharmacies. In addition, Qsymia continues to be available through a certified home delivery pharmacy network for patients who prefer to receive Qsymia by mail.

        In October 2012, the Company received the negative opinion from the European Medicines Agency, or EMA, Committee for Medicinal Products for Human Use, or CHMP, recommending refusal of the marketing authorization for the medicinal product QsivaTM in the European Union, or EU, (the approved trade name for Qsymia in the EU) due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. The Company requested that this opinion be re-examined by the CHMP. After re-examination, on February 21, 2013, the CHMP adopted a final opinion that reaffirmed the Committee's earlier negative opinion. On May 15, 2013, the European Commission issued a decision refusing the grant of marketing authorization for Qsiva in the EU. On September 20, 2013, the Company submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the AQCLAIM cardiovascular outcomes trial to support the resubmission of an application for a marketing authorization for Qsiva for treatment of obesity in accordance with the EU centralized procedure. Based on feedback from the EMA health authority, as well as various country health authorities associated with review of the AQCLAIM trial application, the protocol has been revised and resubmitted to the FDA. The Company also intends to seek approval for Qsymia in other territories outside the United States and EU. The Company intends to commercialize Qsymia in territories where it obtains approval through collaboration agreements with third parties.

        The Company's drug STENDRA, or avanafil, is an oral phosphodiesterase type 5, or PDE5, inhibitor that the Company has licensed from Mitsubishi Tanabe Pharma Corporation, or MTPC. STENDRA was approved by the FDA on April 27, 2012, for the treatment of erectile dysfunction, or ED, in the United States. On June 26, 2013, the European Commission, or EC, adopted the implementing decision granting marketing authorization for SPEDRA™ (the approved trade name for avanafil in the EU) for the treatment of ED in the EU. On July 5, 2013, the Company entered into an

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

agreement with Menarini Group, through its subsidiary Berlin-Chemie AG, or Menarini, under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, plus Australia and New Zealand.

        On October 10, 2013, the Company entered into an agreement with Auxilium Pharmaceuticals, Inc., or Auxilium, under which Auxilium received an exclusive license to commercialize and promote STENDRA in the United States and Canada. On December 11, 2013, the Company entered into an agreement with Sanofi under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East, Turkey, and the Commonwealth of Independent States, or CIS, including Russia. Sanofi will be responsible for obtaining regulatory approval in its territories. Sanofi intends to market avanafil under the trade name SPEDRA or STENDRA. Under the license agreements with Menarini, Auxilium and Sanofi, avanafil is expected to be commercialized in over 100 countries worldwide. The Company is currently in discussions with potential collaboration partners to market and sell STENDRA for other territories under its license with MTPC in which it does not have a commercial collaboration.

        At December 31, 2013, the Company's accumulated deficit was approximately $660.6 million. Based on current plans, management expects to incur further losses for the foreseeable future. Management believes that the Company's existing capital resources combined with anticipated future cash flows will be sufficient to support its operating needs at least through 2014. Should product sales and planned partnering activities be significantly less than the Company's expectations, it would need to raise additional capital to support operating activities through 2014 and beyond. Until the Company can generate sufficient levels of cash from its operations, the Company expects to continue to finance its future cash needs primarily through proceeds from equity or debt financing, loans and collaborative agreements with corporate partners. Management has evaluated all events and transactions that occurred after December 31, 2013, through the date these consolidated financial statements were filed. There were no events or transactions occurring during this period that require recognition or disclosure in these consolidated financial statements, except as disclosed in Note 20. The Company operates in a single segment, the development and commercialization of novel therapeutic products.

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

Principles of Consolidation

        The consolidated financial statements include the accounts of VIVUS, Inc., and its wholly owned subsidiaries: VIVUS International LP, VIVUS Real Estate LLC, VIVUS International Limited, VIVUS U.K. Limited and VIVUS B.V. Limited. All significant intercompany transactions and balances have been eliminated in consolidation. On December 31, 2005, VIVUS U.K. Limited became a dormant company. On July 22, 2011, VIVUS Real Estate LLC was cancelled.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including critical accounting policies or estimates related to available-for-sale securities, debt instruments, research and development expenses, income taxes, inventories, contingencies and litigation and share-based compensation. The Company bases its estimates on historical experience, information received from third parties and on various market specific and other relevant assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ significantly from those estimates under different assumptions or conditions.

Cash and Cash Equivalents

        The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At December 31, 2013 and 2012, all cash equivalents are invested in money market funds and U.S. Treasury securities. These investments are recorded at fair value.

        As of December 31, 2013 and 2012, the temporary unrealized gains (losses) on cash equivalents and available-for-sale securities, net of tax, were included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

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

Fair Value Measurements

        Financial instruments include cash equivalents, available-for-sale securities, accounts receivable, accounts payable and accrued liabilities. Available-for-sale securities are carried at estimated fair value. The carrying value of cash equivalents, accounts payable and accrued liabilities approximate their estimated fair value due to the relatively short-term nature of these instruments.

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

        The Company's Convertible Notes contain a conversion option that is classified as equity. The Company determined the fair value of the liability component of the debt instrument and allocated the excess amount from the initial proceeds to the conversion option. The fair value of the debt component was determined by estimating a risk adjusted interest rate, or market yield, at the time of issuance for similar notes that do not include the conversion feature, or equity component. This excess is reported as a debt discount and is amortized as non-cash interest expense, using the interest method, over the expected life of the Convertible Notes.

        Issuance costs related to the equity component of the Convertible Notes were charged to additional paid-in capital. The remaining portion related to the debt component is being amortized and recorded as additional interest expense over the expected life of the Convertible Notes. In connection with the issuance of the Convertible Notes, the Company entered into capped call transactions with certain counterparties affiliated with the underwriters. The fair value of the purchased capped calls was recorded to stockholders' equity.

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

Accounts Receivable, Allowances for Doubtful Accounts and Cash Discounts

        The Company extends credit to its customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. The Company offers cash discounts to its customers, generally 2% of the

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. The Company accounts for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts it expects the customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There is no allowance for doubtful accounts at December 31, 2013 or 2012. The allowance for cash discounts is $134,000 at December 31, 2013, and $57,000 at December 31, 2012.

Inventories

        Inventories are valued at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories, which are valued using a weighted average cost method calculated for each production batch. Inventory includes the cost of the active pharmaceutical ingredients, or APIs, raw materials and third-party contract manufacturing and packaging services. Indirect overhead costs associated with production and distribution are allocated to the appropriate cost pool and then absorbed into inventory based on the units produced or distributed, assuming normal capacity, in the applicable period.

        Inventory costs of product shipped to customers, but not yet recognized as revenue, are recorded within inventories on the consolidated balance sheets and are subsequently recognized to cost of goods sold when revenue recognition criteria have been met.

        The Company's policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the Company's estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory for that product and record a charge to inventory impairment and commitment fee in the accompanying consolidated statements of operations. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation, for the year ended December 31, 2013, the Company recognized a total charge of $10.2 million for Qsymia inventories on hand in excess of demand, plus a purchase commitment fee. There were no such charges in the year ended December 31, 2012.

Property and Equipment

        Property and equipment is stated at cost and includes leasehold improvements, computers and software and furniture and fixtures. For financial reporting, depreciation is computed using the straight-line method over estimated useful lives of two to seven years for computers, software, furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the expected lease term or the estimated useful lives. Expenditures for repairs and maintenance, which do not extend the useful life of the property and equipment, are expensed as incurred. Upon retirement, the asset cost and related accumulated depreciation are relieved from the accompanying consolidated balance sheets. Gains and losses associated with dispositions are reflected as a component of other income, net in the accompanying consolidated statements of operations.

        Long-lived assets, such as property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to an estimate of undiscounted future cash flows expected to be generated by the asset. If the carrying amount of the asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Deferred Financing Costs

        Deferred financing costs, which are included in other assets, are amortized as interest expense over the contractual terms of the related credit facilities.

Revenue Recognition

  Product Revenue:

        The Company recognizes revenue from the sales of Qsymia, and STENDRA or SPEDRA when: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable and (iv) collectability is reasonably assured. Revenue from sales transactions where the customer has the right to return the product is recognized at the time of sale only if: (i) the Company's price to the customer is substantially fixed or determinable at the date of sale, (ii) the customer has paid the Company, or the customer is obligated to pay the Company and the obligation is not contingent on resale of the product, (iii) the customer's obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (iv) the customer acquiring the product for resale has economic substance apart from that provided by the Company, (v) the Company does not have significant obligations for future performance to directly bring about resale of the product by the customer, and (vi) the amount of future returns can be reasonably estimated.

  Product Revenue Allowances:

        Product revenue is recognized net of cash consideration paid to the Company's customers, wholesalers and certified pharmacies, for services rendered by the wholesalers and pharmacies in accordance with the wholesalers and certified pharmacy services network agreements, and include a fixed rate per prescription shipped from home delivery pharmacies and monthly program management and data fees. These services are not deemed sufficiently separable from the customers' purchase of the product; therefore, they are recorded as a reduction of revenue at the time of revenue recognition.

        Other product revenue allowances include certain prompt pay discounts and allowances offered to the Company's customers, program rebates and chargebacks. These product revenue allowances are recognized as a reduction of revenue at the later of the date at which the related revenue is recognized or the date at which the allowance is offered. The Company also offers discount programs to patients. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, utilization rates, new information regarding changes in these programs' regulations and guidelines that would impact the amount of the actual rebates or chargebacks. The Company reviews the adequacy of product revenue allowances on a quarterly basis. Amounts accrued for product revenue allowances are adjusted when trends or significant events indicate that adjustment is appropriate and to reflect actual experience.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

        Qsymia was approved by the FDA in July 2012. The Company sells Qsymia product in the U.S. to wholesalers and select certified pharmacies through their home delivery pharmacy services networks, which are collectively, its customers. Under this arrangement, title and risk of loss transfer to the Company's customers upon delivery of the product to their distribution facilities. Wholesalers, in turn, sell product to certified retail pharmacies. Both mail order and retail certified pharmacies in turn, sell and dispense directly to patients either at their retail pharmacies or through their mail order home delivery service.

        The Company shipped initial orders of Qsymia to its customers in September 2012, and in July 2013 the Company expanded its distribution network to include certified retail pharmacies in accordance with the FDA-approved amendment to the Company's NDA for Qsymia. Qsymia has a 36-month shelf life and the Company grants rights to its customers to return unsold product three months prior to and up to 12 months after product expiration and issue credits that may be applied against existing or future invoices. Given the Company's limited history of selling Qsymia and the lengthy return period, the Company has not been able to reliably estimate expected returns of Qsymia at the time of shipment, and therefore it recognizes revenue when units are dispensed to patients through prescriptions, at which point, the product is not subject to return. The Company obtains the prescription shipment data from the pharmacies to determine the amount of revenue to recognize.

        The Company will continue to recognize revenue for Qsymia based upon prescription sell-through until it has sufficient historical information to reliably estimate returns. As of December 31, 2013, the Company had recorded deferred revenue of $10.3 million related to shipments of Qsymia, which represents product shipped to its customers, but not yet dispensed to patients through prescriptions. A corresponding accounts receivable is also recorded for this amount, as the payments from customers are not contingent upon the sale of product to patients.

        The commercialization of STENDRA was launched by the Company's collaboration partner Auxilium in the U.S. in December 2013, and the commercialization of SPEDRA is expected to be launched in the EU-5 (France, Germany, Italy, Spain and the United Kingdom), by the Company's collaboration partner Menarini in the first half of 2014. The Company sells STENDRA or SPEDRA through its commercialization partners: Auxilium in the U.S., Menarini in the EU plus Australia and New Zealand, and Sanofi in Africa, the Middle East, Turkey, and the CIS, including Russia, who are its customers. The Company's commercialization partners for STENDRA or SPEDRA sell product through their distribution channels to patients. Under the Company's product supply agreements, as long as product meets specified product dating criteria at the time of shipment to the partner, the Company's commercialization partners do not have a right of return or credit for expired product. However, given STENDRA or SPEDRA's 48-month shelf life and lack of selling history, the Company has not been able to reliably estimate expected returns of product at the time of shipment for certain initial product supply orders under these agreements that retain a right of return or credit for product supplied that does not meet the commercialization partners' criteria. Therefore, for these orders, the Company recognizes revenue when units are dispensed to patients through prescriptions, at which point, the product is not subject to return. The Company obtains the prescription shipment data from its commercialization partners to determine the amount of revenue to recognize. The Company supplied certain initial orders of STENDRA or SPEDRA product with a right of return or credit, which did not meet the required specifications of its partners. In addition, the Company allocated a portion of the manufacturing milestone payment received from Sanofi in 2013 to product that was supplied in the first quarter of 2014, based on relative estimated selling prices. As a result, the

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

Company had $6.7 million in deferred revenue related to STENDRA or SPEDRA product supply as of December 31, 2013.

  Revenue from Multiple-Element Arrangements:

        The Company accounts for multiple-element arrangements, such as license and commercialization agreements in which a customer may purchase several deliverables, in accordance with ASC Topic 605-25, Revenue Recognition—Multiple-Element Arrangements, or ASC 605-25. The Company evaluates if the deliverables in the arrangement represent separate units of accounting. In determining the units of accounting, management evaluates certain criteria, including whether the deliverables have value to its customers on a stand-alone basis. Factors considered in this determination include whether the deliverable is proprietary to the Company, whether the customer can use the license or other deliverables for their intended purpose without the receipt of the remaining elements, whether the value of the deliverable is dependent on the undelivered items, and whether there are other vendors that can provide the undelivered items. Deliverables that meet these criteria are considered a separate unit of accounting. Deliverables that do not meet these criteria are combined and accounted for as a single unit of accounting.

        When deliverables are separable, the Company allocates non-contingent consideration to each separate unit of accounting based upon the relative selling price of each element. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor-specific objective evidence, or VSOE, of selling price, if it exists, or third-party evidence, or TPE, of selling price, if it exists. If neither VSOE nor TPE of selling price exists for a deliverable, the Company uses best estimated selling price, or BESP, for that deliverable. Significant management judgment may be required to determine the relative selling price of each element. Revenue allocated to each element is then recognized based on when the following four basic revenue recognition criteria are met for each element: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price is fixed or determinable; and (iv) collectability is reasonably assured.

        Determining whether and when some of these criteria have been satisfied often involves assumptions and judgments that can have a significant impact on the timing and amount of revenue the Company reports. Changes in assumptions or judgments, or changes to the elements in an arrangement, could cause a material increase or decrease in the amount of revenue reported in a particular period.

        ASC Topic 605-28, Revenue Recognition—Milestone Method (ASC 605-28), established the milestone method as an acceptable method of revenue recognition for certain contingent, event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event: (i) that can be achieved based in whole or in part on either the Company's performance or on the occurrence of a specific outcome resulting from the Company's performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the Company. The determination that a milestone is substantive requires judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either the Company's

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company's performance to achieve the milestone, (ii) relates solely to past performance, and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

        Other contingent, event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner's performance are not considered milestones under ASC 605-28. In accordance with ASC 605-25, such payments will be recognized as revenue when all of the four basic revenue recognition criteria are met.

        Revenues recognized for royalty payments are recognized as earned in accordance with the terms of the license and commercialization agreements.

Cost of Goods Sold

        Cost of goods sold for units dispensed to patients through prescriptions, or shipped to customers without a right of return or credit, includes the inventory costs of APIs, third-party contract manufacturing costs, packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Specifically, cost of goods sold for Qsymia dispensed to patients includes the inventory costs of the APIs, third-party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production; while cost of goods sold for STENDRA shipped to partners includes the inventory costs of purchased tablets, royalties, freight, shipping and handling costs. The cost of goods sold associated with deferred revenue on Qsymia and STENDRA product shipments is recorded as deferred costs, which are included in inventories in the consolidated balance sheets, until such time as the deferred revenue is recognized.

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

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

Advertising Expenses

        Advertising expenses are charged to expense as incurred. The Company incurred $26.1 million in 2013 and $16.1 million in 2012 in advertising and sales promotion costs related to its marketed product Qsymia.

Share-Based Payments

        The Company follows the fair value method of accounting for share-based compensation arrangements in accordance with FASB ASC topic 718, Compensation—Stock Compensation, or ASC 718. Compensation expense is recognized, using a fair-value based method, for all costs related to share-based payments including stock options and restricted stock units and stock issued under the employee stock purchase plan. The Company estimates the fair value of share-based payment awards on the date of the grant using the Black-Scholes option-pricing model. The fair value of each option award is estimated on the grant date using a Black-Scholes option-pricing model. The expected term, which represents the period of time that options granted are expected to be outstanding, is derived by analyzing the historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. Expected volatilities are estimated using the historical share price performance over the expected term of the option. The Company also considers other factors such as its planned clinical trials and other company activities that may affect the volatility of VIVUS's stock in the future but determined that, at this time, the historical volatility was more indicative of expected future stock price volatility. The risk-free interest rate for the period matching the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Black-Scholes Model also requires a single expected dividend yield as an input. The Company does not anticipate paying any dividends in the near future. The Company develops pre-vesting forfeiture assumptions based on an analysis of historical data.

Non-Recurring Charges

        The Company's non-recurring charges consist of proxy contest expenses and restructuring charges including employee severance, one-time termination benefits and ongoing benefits related to the reduction of its workforce, facilities and other exit costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred, as opposed to when management commits to a restructuring plan. In addition, liabilities associated with restructuring activities are measured at fair value. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when restructuring activities are probable and the benefit amounts are estimable. Other costs primarily consist of legal, consulting, and other costs related to employee terminations and are expensed when incurred. Termination benefits are calculated in accordance with the VIVUS, Inc. Amended and Restated Change in Control and Severance Agreement or the termination benefits plan, as applicable.

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

        The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company's analysis of all available evidence, both positive and negative, as of December 31, 2013, it was considered more likely than not that the Company's deferred tax assets would not be realized. However, should there be a change in the Company's ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it will recover its deferred tax assets.

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

Discontinued operations

        On November 5, 2010, the Company completed the sale of the MUSE product to Meda AB. For the years ended December 31, 2013, 2012 and 2011, the Company recorded some minor adjustments related to the MUSE disposition, primarily adjustments to its sales reserves for accrued product returns.

Foreign Currency Transactions

        Transactions in foreign currencies are initially recorded at the rates of exchange prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are retranslated into the Company's functional currency at the rates prevailing on the balance sheet date.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

        Non-monetary items carried at fair value that are denominated in foreign currencies are retranslated at the rates prevailing on the initial transaction dates.

        Exchange differences arising on the settlement of monetary items, and on the retranslation of monetary items, are included in the profit and loss account for the period. Exchange differences arising on the retranslation of non-monetary items carried at fair value are included in other expense in the accompanying consolidated statements of operations for the period.

Contingencies and Litigation

        The Company is periodically involved in disputes and litigation related to a variety of matters. When it is probable that the Company will experience a loss, and that loss is quantifiable, the Company records appropriate reserves. The Company records legal fees and costs as an expense when incurred.

Net Income (Loss) Per Share

        The Company computes basic net income (loss) per share applicable to common shareholders based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options or upon a net share settlement of the Company's Convertible Notes. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the price exceeds the average market price over the period have an anti-dilutive effect on net income per share and, accordingly, are excluded from the calculation. As discussed in Note 12, the triggering conversion conditions that allow holders of the Convertible Notes to convert have not been met. If such conditions are met and the note holders opt to convert, the Company may choose to settle in cash, common stock, or a combination thereof; however, if this occurs, the Company has the intent and ability to net share settle this debt security; thus the Company uses the treasury stock method for earnings per share purposes. Due to the effect of the capped call instrument purchased in relation to the Convertible Notes, there would be no net shares issued until the market value of the Company's stock exceeds $20 per share, and thus there would be no impact on diluted net income per share. Further, when there is a net loss, other potentially dilutive common equivalent shares are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

        The computation of basic and diluted net loss per share for the years ended December 31, 2013, 2012 and 2011, are as follows:

	2013	2012	2011
	(In thousands, except per share data)
Net loss	$(174,456)	$(139,881)	$(46,140)

Net loss per share—basic and diluted	$(1.72)	$(1.42)	$(0.55)

Shares used in the computation of net loss per share—basic and diluted	101,174	98,289	84,392

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

        As the Company recognized a net loss from continuing operations for the years ended December 31, 2013, 2012 and 2011, 7,027,000, 4,172,000 and 5,357,000 potentially dilutive options outstanding were not included in the computation of diluted net loss, respectively, because the effect would have been anti-dilutive.

Recent Accounting Requirements

        There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2013 that are of significance, or potential significance to the Company.

Note 2. Cash, Cash Equivalents and Available-for-Sale Securities

        The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at December 31, 2013 and 2012, are presented in the tables that follow.

        As of December 31, 2013 (in thousands):

Cash and cash equivalents and available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$103,262	$—	$—	$103,262
U.S. Treasury securities	239,959	69	(4)	240,024

Total	343,221	69	(4)	343,286
Less amounts classified as cash equivalents	(103,262)	—	—	(103,262)

Total available-for-sale securities	$239,959	$69	$(4)	$240,024

        As of December 31, 2012 (in thousands):

Cash and cash equivalents and available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$58,605	$—	$—	$58,605
U.S. Treasury securities	155,948	33	—	155,981

Total	214,553	33	—	214,586
Less amounts classified as cash equivalents	(58,605)	—	—	(58,605)

Total available-for-sale securities	$155,948	$33	$—	$155,981

        As of December 31, 2013, the Company's available-for-sale securities have original contractual maturities up to 23 months. However, the Company may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may sell these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Cash, Cash Equivalents and Available-for-Sale Securities (Continued)

Fair Value Measurements

        The authoritative literature for fair value measurements established a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. These tiers are as follows: Level 1, defined as observable inputs such as quoted market prices in active markets; Level 2, defined as inputs other than the quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as significant unobservable inputs (entity developed assumptions) in which little or no market data exists.

        As of December 31, 2013, and December 31, 2012, all of the Company's cash and cash equivalents and available-for-sale securities were measured at fair value on a recurring basis, and classified as Level 1 in the fair value hierarchy. There were no assets or liabilities measured on a recurring basis where Level 2 or Level 3 valuation techniques were used.

Note 3. Inventories

        Inventories, net of $7.5 million in write downs, consist of (in thousands):

	Balance as of
	December 31, 2013	December 31, 2012
Raw materials	$28,545	$5,139
Work in process	12	2,635
Finished goods	14,793	17,506
Deferred costs	5,153	73

Inventories, net	$48,503	$25,353

        As of December 31, 2013 and 2012, the raw materials inventories consist primarily of the active pharmaceutical ingredients, or API, for the commercialization of Qsymia® (phentermine and topiramate extended-release) capsules CIV, the finished goods and deferred costs inventories consist of both Qsymia and STENDRATM (avanafil), while the work in process inventory relates exclusively to Qsymia. The deferred costs represent the costs of product shipped to wholesalers, certified retail pharmacies, certified mail order pharmacies, and commercialization partners but not yet dispensed to patients through prescriptions, and for which recognition of revenue has been deferred.

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories, which are valued using a weighted average cost method calculated for each production batch. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation, for the year ended December 31, 2013, the Company recognized a total charge of $10.2 million for Qsymia inventories on hand in excess of demand, plus a purchase commitment fee. No such charge was recorded in the year ended December 31, 2012.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consist of (in thousands):

	Balance as of
	December 31, 2013	December 31, 2012
Prepaid insurance	$3,617	$6,979
Prepaid sales and marketing expenses	5,187	5,735
Prepaid medical affairs expenses	444	1,782
Manufacturing capacity commitment fees	461	2,300
Withholding tax receivable	5,560	—
Debt issuance costs	1,247	—
Other prepaid expenses and assets	3,422	2,363

Total	$19,938	$19,159

        The amounts included in prepaid expenses and other assets consist primarily of prepaid insurance, deposits and prepayments for future services, primarily related to prepaid product commercialization costs for services relating to future periods in support of the sales and marketing of Qsymia in the U.S., prepayments related to medical affairs activities for Qsymia and STENDRA, current portion of debt issuance costs, interest income receivable, withholding tax receivable and manufacturing capacity commitment fees. The withholding tax receivable represents refundable foreign tax withheld on payments Menarini Group, through its subsidiary Berlin-Chemie AG, or Menarini, made to the Company. These amounts represent probable future economic benefits obtained or controlled by the Company as a result of past transactions or events, which meet the definition of an asset under FASB Concept Statement 6. As such, these costs have been deferred as prepaid expenses and other assets on the condensed consolidated balance sheets and will be either (i) charged to expense accordingly when the related prepaid services are rendered to the Company, or (ii) converted to cash when the receivables are collected by the Company.

Note 5. Property and Equipment

        Property and equipment consist of (in thousands):

	Balance as of
	December 31, 2013	December 31, 2012
Computers and software	$2,301	$2,056
Furniture and fixtures	936	692
Manufacturing equipment	213	269
Leasehold improvements	758	351

	4,208	3,368
Accumulated depreciation	(2,254)	(1,417)

Property and equipment, net	$1,954	$1,951

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Non-Current Assets

        Non-current assets consist of (in thousands):

	Balance as of
	December 31, 2013	December 31, 2012
Debt issuance costs	$4,620	$—
Other non-current assets	1,281	287

Total	$5,901	$287

        The amounts included in non-current assets consist of debt issuance costs relating to the Convertible Notes and the Senior Secured Notes Due 2018 (see Note 12), which primarily consist of investment banker, legal and other professional fees, and other assets which are not expected to be realized in the next 12 months.

Note 7. Accrued and Other Liabilities

        Accrued and other liabilities consist of (in thousands):

	Balance as of
	December 31, 2013	December 31, 2012
Accrued employee compensation and benefits	$3,408	$3,859
Accrued manufacturing costs	4,071	4,135
Accrued sales and marketing expenses	970	2,908
Accrued interest on debt (see Note 12)	5,541	—
Accrued research and clinical expenses	1,755	1,372
Accrued restructuring costs (see Note 9)	4,577	—
Other accrued liabilities	3,671	1,503
Liabilities of discontinued operations	—	903

Total	$23,993	$14,680

        The amounts included in accrued and other liabilities consist of obligations for past services, primarily related to accrued employee compensation and benefits, accrued manufacturing and product commercialization costs for services relating to past periods in support of the commercial launch of Qsymia in the U.S., accrued interest on debt, and accrued research and clinical expenses.

Note 8. Non-Current Accrued and Other Liabilities

        Non-current accrued and other liabilities at December 31, 2013 of $3.0 million, consist of employee severance and benefits related to a cost reduction plan that was substantially completed in the year ended December 31, 2013 and lease exit costs that will be paid out in excess of the next 12 months (see Note 9).

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Non-Recurring Charges

        On July 18, 2013, the Company entered into a settlement agreement with First Manhattan in connection with a proxy contest related to the Company's 2013 Annual Meeting of Stockholders. According to the terms of the settlement agreement, more than a majority of the members of the Company's Board of Directors resigned and new members were appointed. The change in the majority of the members of the Company's Board of Directors, effective July 19, 2013, triggered certain "change of control" benefits in accordance with the Amended Agreements with certain of the Company's employees. Under the Amended Agreements, all unvested stock options held by these employees automatically vested in full and became immediately exercisable. In addition, the resignations of both the Company's Chief Executive Officer and President resulted in severance charges under the Amended Agreements. As part of the settlement agreement with First Manhattan, the Company paid the reasonable and documented expenses incurred by First Manhattan in connection with its proxy contest, which totaled approximately $2.9 million.

        As part of the Company's ongoing efforts to reduce costs by eliminating expenses that are not essential to expanding the use of Qsymia, the Company implemented a cost reduction plan that reduced the Company's workforce by approximately 20 employees, or 17%, excluding the sales force, in the year ended December 31, 2013. As of December 31, 2013, this cost reduction plan was substantially complete.

        The following table sets forth activity for the proxy contest and cost reduction plan (the restructuring accrual) for the year ended December 31, 2013, the balance of which is primarily comprised of employee severance costs (in thousands):

	Proxy contest costs	Employee severance costs	Facilities- related costs	Total Cash Expense
Balance of accrued employee severance and facilities-related costs at December 31, 2012	$—	$—	$—	$—
Charges	8,862	8,546	1,211	18,619
Payments	(8,862)	(2,037)	(189)	(11,088)

Balance of accrued employee severance and facilities-related costs at December 31, 2013	$—	$6,509	$1,022	$7,531

*
In addition to the above non-recurring charges, as previously described, the Company incurred $14.1 million in non-cash share-based compensation expense for an aggregated total of $32.7 million in non-recurring charges for the year ended December 31, 2013.

        The accrued employee severance costs represent severance and benefit costs to be paid out.

        The accrued facilities-related costs at December 31, 2013, represent estimated losses, net of subleases, on space vacated as part of the Company's restructuring plan. The leases, and payments against the amounts accrued, extend through May 2020 unless the Company is able to negotiate earlier terminations.

        Of the total accrued employee severance and facilities-related costs, $4.6 million is included in "Accrued and other liabilities" and $3.0 million is included in "Non-current accrued and other liabilities" in the Company's consolidated balance sheet at December 31, 2013. The balance of the

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Non-Recurring Charges (Continued)

accrued employee severance and facilities-related costs at December 31, 2013, is anticipated to be fully paid by May 2020.

        The balance of the accrued employee severance and facilities-related costs at December 31, 2013 is anticipated to be paid out as follows (in thousands):

2014	$4,705
2015	2,581
2016	80
2017	55
2018	46
Thereafter	64

$7,531

Note 10. Deferred Revenue

  Qsymia Deferred Revenue

        At December 31, 2013, the Company had $10.3 million in current deferred revenue, which represents Qsymia product shipped to the Company's certified home delivery pharmacy services networks, wholesalers and certified retail pharmacies, but not yet dispensed to patients through prescriptions, net of prompt payment discounts.

  STENDRA™ or SPEDRA™ Deferred Revenue

        As further discussed in Note 11 below, in 2013, the Company received €6.7 million, (€8 million, net of approximately 16% reimbursable withholding tax) from Menarini as a prepayment for future royalties on sales of SPEDRA. The gross prepayment amount of €8 million, or $10.6 million, is recorded as non-current deferred revenue as of December 31, 2013, and will be recognized through future earnings and deducted by Menarini against future royalties owed to the Company until such amount, plus interest cost, is depleted in full.

        The Company supplied certain initial orders of STENDRA or SPEDRA product with a right of return or credit, which did not meet the required specifications of its partners. As such, the Company recorded these shipments as deferred revenue as of December 31, 2013. Under the Company's product supply agreements, as long as product meets specified product dating criteria at the time of shipment to the partner, the Company's commercialization partners do not have a right of return or credit for expired product. However, given STENDRA or SPEDRA's 48-month shelf life and lack of selling history, the Company has not been able to reliably estimate expected returns of product at the time of shipment for certain initial product supply orders under these agreements that retain a right of return or credit for product supplied that does not meet the commercialization partners' criteria. Therefore, for these orders, the Company recognizes revenue when units are dispensed to patients through prescriptions, at which point, the product is not subject to return. In addition, the Company allocated a portion of the manufacturing milestone payment received from Sanofi in 2013 to product that was supplied in the first quarter of 2014, based on relative estimated selling prices. As a result, the Company had $6.7 million in non-current deferred revenue related to STENDRA or SPEDRA product supply as of December 31, 2013.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. License, Commercialization and Supply Agreements

  Menarini Group

        On July 5, 2013, the Company entered into a License and Commercialization Agreement, or the Menarini License Agreement, with Menarini Group through its subsidiary Berlin-Chemie AG, or Menarini, to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, plus Australia and New Zealand. VIVUS and Menarini also entered into a Commercial Supply Agreement, or the Menarini Supply Agreement, whereby VIVUS will supply Menarini with SPEDRA drug product.

        The Company agreed to transfer to Menarini ownership of the European Union marketing authorization for SPEDRA for the treatment of erectile dysfunction, which was granted by the European Commission in June 2013. Each party agreed not to develop, commercialize, or in-license any other product that operates as phosphodiesterase type-5 inhibitor for the treatment of erectile dysfunction for a limited time period, subject to certain exceptions.

        Under the Menarini License Agreement, the Company is entitled to receive upfront payments, and various approval and sales milestones, plus royalties on SPEDRA sales. Menarini will also reimburse the Company for payments made to cover various obligations to MTPC during the term of the Menarini License Agreement. The Menarini License Agreement will terminate on a country-by-country basis in the relevant territories upon the latest to occur of the following: (i) the expiration of the last-to-expire valid VIVUS patent covering SPEDRA; (ii) the expiration of data protection covering SPEDRA; or (iii) ten (10) years after the SPEDRA product launch. In addition, Menarini may terminate the Menarini License Agreement if certain additional regulatory obligations are imposed on SPEDRA, and the Company may terminate the Menarini License Agreement if Menarini challenges VIVUS's patents covering SPEDRA or if Menarini commits certain legal violations. Either party may terminate the Menarini License Agreement for the other party's uncured material breach or bankruptcy.

        Under the terms of the Menarini Supply Agreement, the Company will supply Menarini with STENDRA drug product until December 31, 2018, at the latest. Menarini also has the right to manufacture STENDRA independently, provided that it continues to satisfy certain minimum purchase obligations to VIVUS. Following the expiration of the Menarini Supply Agreement, Menarini will be responsible for its own supply of STENDRA. Either party may terminate the Menarini Supply Agreement for the other party's uncured material breach or bankruptcy, or upon the termination of the Menarini License Agreement.

        Upon the signing of the Menarini License Agreement, the Company received a payment of €6.7 million, (€8 million, net of approximately 16% reimbursable withholding tax), for the non-refundable, non-creditable license fee, as well as a payment of €6.7 million, (€8 million, net of approximately 16% reimbursable withholding tax), for a regulatory milestone payment, related to the approval of the SPEDRA marketing authorization by the European Commission. Although this payment was described in the Menarini License Agreement as a regulatory milestone payment for obtaining marketing authorization in the EU, it is essentially an additional license fee because the approval by the European Commission was obtained prior to the final execution of the Menarini License Agreement. In addition, in October 2013, VIVUS received another payment of €6.7 million, (€8 million, net of approximately 16% reimbursable withholding tax), as a prepayment for future royalties on sales of SPEDRA. This prepayment amount of €8 million, or $10.6 million, has been

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. License, Commercialization and Supply Agreements (Continued)

recorded as deferred revenue as of December 31, 2013, and will be recognized as royalty income when earned.

        For the year ended December 31, 2013, VIVUS recognized €16.0 million, or $21.0 million, as license revenue, as the Company determined that revenue was earned upon the delivery of the license rights and related know-how. Under the Menarini Supply Agreement, VIVUS will supply the SPEDRA drug product to Menarini on a cost-plus basis.

        In accordance with ASC 605-25, VIVUS identified the license and related know-how and supply services as separate deliverables under the agreements. The Company determined that the license and related know-how and supply services individually represent separate units of accounting because each deliverable has stand-alone value. The Company determined that the license and related know-how have stand-alone value based on various facts and circumstances in the arrangement, including Menarini's option to sublicense. Although Menarini is precluded from reselling the license, Menarini's ability to use the delivered license and related know-how for its intended purpose without the receipt of the remaining deliverable indicated that the license and related know-how have stand-alone value.

        VIVUS determined that the supply services have stand-alone value because: (i) the manufacturing process is not proprietary to the Company; (ii) a third-party manufacturer produces the product, and (iii) Menarini may at any time with notice to the Company elect to accept assignment of VIVUS's agreements with the third-party manufacturer, or manufacture the licensed product itself or contract with a third-party manufacturer to produce it.

        The Company allocated the non-contingent consideration relating to the stand-alone, non-contingent deliverables on the basis of relative selling price, which is BESP because VSOE or TPE are unavailable for these deliverables. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP for the license is based on discounted future projected cash flows relating to the licensed territories. Revenue related to the license was recognized in 2013 when the license and all related knowledge and data had been transferred. BESP for the supply services is based on third-party costs to manufacture the licensed product, plus a mark-up consistent with similar agreements. Revenues allocated to the supply services will be recognized when the product has met all required specifications and the related title and risk of loss and damages have been transferred to Menarini. The Company has determined that achievement of any and all of the milestones is dependent solely upon the results of Menarini and therefore none of the milestones are deemed to be substantive. Royalties to be received from Menarini will be recognized by the Company based upon the net sales of the product by Menarini. As of December 31, 2013, $5.1 million in revenue from the initial product delivered in 2013 under the Menarini Supply Agreement has been deferred until the product has met all required specifications and the related title and risk of loss and damages have been transferred.

  Auxilium Pharmaceuticals, Inc.

        On October 10, 2013, the Company entered into a license and commercialization agreement, or the Auxilium License Agreement, and a commercial supply agreement, or the Auxilium Supply Agreement, whereby VIVUS will supply Auxilium with STENDRA drug product. Under the terms of the Auxilium License Agreement, Auxilium received an exclusive license to commercialize and promote VIVUS's drug STENDRA (avanafil) for the treatment of erectile dysfunction in the United States and Canada and their respective territories, or the Auxilium Territory.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. License, Commercialization and Supply Agreements (Continued)

        Each party agreed not to develop, commercialize, or in-license any other product that operates as a PDE5 inhibitor for the treatment of erectile dysfunction in the Territory for a limited time period, subject to certain exceptions. A PDE5 inhibitor means any product that operates as a phosphodiesterase type 5 inhibitor.

        Auxilium received an exclusive license, with a right to sublicense, subject to certain limitations, under certain of VIVUS's trademarks, including STENDRA, to market, sell and distribute STENDRA for the treatment of erectile dysfunction in the Auxilium Territory. In addition, Auxilium received an exclusive license, with a right to sublicense, subject to certain limitations, under certain of VIVUS's patents and know-how (i) to use, distribute, import, promote, market, sell, offer for sale and otherwise commercialize STENDRA for the treatment of erectile dysfunction in the Auxilium Territory; (ii) to make and have made STENDRA anywhere in the world, with certain exceptions, where STENDRA is solely for use or sale for the treatment of erectile dysfunction in the Auxilium Territory; and (iii) to conduct certain development activities on STENDRA for the treatment of erectile dysfunction in support of obtaining regulatory approval in the Auxilium Territory.

        Auxilium will obtain STENDRA exclusively from VIVUS for a mutually agreed term pursuant to the Auxilium Supply Agreement, as further described below. Auxilium may elect to transfer the control of the supply chain for STENDRA for the Territory to itself or its designee by assigning to Auxilium VIVUS's agreements with the contract manufacturer, which is referred to below as the Supply Chain Transfer.

        At VIVUS's sole cost and expense, VIVUS shall be responsible for preparing and filing with the FDA the appropriate documents to obtain a label expansion for STENDRA referencing a specific time of onset claim. VIVUS shall use commercially reasonable efforts to obtain approval of such label expansion filing. Further, VIVUS shall be responsible for conducting any post-regulatory studies of STENDRA that are required by the FDA in the Territory. Such costs will be split equally between the parties up to a specified amount and then, once the specified amount is reached, VIVUS shall be solely responsible for the remainder of the costs.

        The Auxilium License Agreement will terminate on a country-by-country basis upon the later to occur of the following: (a) ten (10) years after the STENDRA product launch in such country; or (b) the expiration of the last-to-expire patents within the VIVUS patents covering STENDRA in such country. In addition, Auxilium may terminate the Auxilium License Agreement (i) for any reason following the one (1) year anniversary of the STENDRA launch in the U.S upon one hundred eighty (180) days written notice; and (ii) upon the entry of a generic avanafil product into the market upon thirty (30) days written notice. VIVUS may terminate the Auxilium License Agreement (i) immediately upon written notice to Auxilium if Auxilium is excluded from participation in the U.S. federal healthcare programs and fails to cure such exclusion within one hundred twenty (120) days; and (ii) if Auxilium challenges the VIVUS patents covering STENDRA upon written notice to Auxilium. Either party may terminate the Auxilium License Agreement for the other party's uncured material breach or bankruptcy.

        Under the terms of the Auxilium Supply Agreement, VIVUS will supply Auxilium with STENDRA drug product until December 31, 2018, at the latest. For 2015 and each subsequent year during the term of the Auxilium Supply Agreement, if Auxilium fails to purchase an agreed minimum purchase amount of STENDRA from VIVUS, it will reimburse VIVUS for the shortfall as it relates to VIVUS's out-of-pocket costs to acquire certain raw materials needed to manufacture STENDRA. Either party

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. License, Commercialization and Supply Agreements (Continued)

may terminate the Auxilium Supply Agreement for the other party's uncured material breach or bankruptcy, or upon the termination of the Auxilium License Agreement. The Auxilium Supply Agreement will automatically terminate upon completion of the Supply Chain Transfer, as described above.

        Under the terms of the Auxilium License Agreement, VIVUS received an upfront license fee of $30.0 million. The Company is eligible to receive a regulatory milestone payment of $15.0 million upon approval by the FDA of a specific time of onset claim for STENDRA in the Auxilium Territory. In addition, the Company is eligible to receive up to an aggregate of $255.0 million in potential milestone payments based on certain net sales targets by Auxilium. Further, the Company will receive royalty payments based on tiered percentages of the aggregate annual net sales of STENDRA in the Auxilium Territory on a quarterly basis. The percentage of Auxilium's aggregate annual net sales to be paid to the Company increases in accordance with the achievement of specific thresholds of aggregate annual net sales of STENDRA in the Auxilium Territory. If Auxilium's net sales of STENDRA in a country are reduced by certain amounts following the entry of a generic product to the market, royalty payments will be reduced by certain percentages based on such reductions. Auxilium will also reimburse the Company for payments made to cover various obligations to MTPC during the term of the Auxilium License Agreement.

        For the year ended December 31, 2013, VIVUS recognized $30.4 million as license revenue, as the Company determined that revenue was earned upon the delivery of the license rights and related know-how. Under the Auxilium Supply Agreement, VIVUS supplies the STENDRA drug product to Auxilium on a cost-plus basis.

        In accordance with ASC 605-25, VIVUS identified the license and related know-how and supply services as separate deliverables under the agreements. The Company determined that the license and related know-how and supply services individually represent separate units of accounting because each deliverable has stand-alone value. The Company determined that the license and related know-how have stand-alone value based on various facts and circumstances in the arrangement, including Auxilium's option to sublicense. Although Auxilium is precluded from reselling the license, Auxilium's ability to use the delivered license and related know-how for its intended purpose without the receipt of the remaining deliverable indicated that the license and related know-how have stand-alone value.

        VIVUS determined that the supply services have stand-alone value because: (i) the manufacturing process is not proprietary to the Company; (ii) a third-party manufacturer produces the product, and (iii) Auxilium may at any time with notice to the Company elect to accept assignment of VIVUS's agreements with the third-party manufacturer, or manufacture the licensed product itself or contract with a third-party manufacturer to produce it.

        The Company allocated the non-contingent consideration relating to the stand-alone non-contingent deliverables on the basis of relative selling price, which is BESP because VSOE or TPE are unavailable for these deliverables. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP for the license is based on discounted future projected cash flows relating to the licensed territories. Revenue related to the license was recognized in the fourth quarter of 2013, when the license and all related knowledge and data had been transferred. BESP for the supply services is based on third-party costs to manufacture the licensed product, plus a mark-up consistent with similar agreements. Revenues allocated to the supply services will be recognized when the product has met all required specifications

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. License, Commercialization and Supply Agreements (Continued)

and the related title and risk of loss and damages have been transferred to Auxilium. The Company has determined that the achievement of the regulatory milestone payment of $15.0 million upon approval by the FDA of a specific time of onset claim for STENDRA is contingent upon both the Company's completion of the study reports and upon FDA approval of the label expansion filing, resulting from the Company's efforts. At the time of the agreement, there was substantive uncertainty that the time of onset claim and label expansion filing would be approved, which are required for the additional milestone payment. In addition, the Company has determined that achievement of any and all of the potential net sales milestones is dependent solely upon the results of Auxilium and therefore none of the net sales milestones are deemed to be substantive. Royalties to be received from Auxilium will be recognized by the Company based upon the net sales of the product by Auxilium. For the year ended December 31, 2013, $1.1 million in net product revenue was recognized from initial product delivered under the Auxilium Supply Agreement.

  Sanofi

        On December 11, 2013, the Company entered into a license and commercialization agreement, or the Sanofi License Agreement, with Sanofi. Effective as of December 11, 2013, the Company entered into a supply agreement, or the Sanofi Supply Agreement, with Sanofi Winthrop Industrie, a wholly owned subsidiary of Sanofi. Under the terms of the Sanofi License Agreement, Sanofi received an exclusive license to commercialize and promote VIVUS's drug avanafil for therapeutic use in humans in Africa, the Middle East—Turkey and Eurasia, or the Sanofi Territory. During the term of the License Agreement, each party agreed not to develop, commercialize, or in-license any other product that operates as a phosphodiesterase type-5 inhibitor for therapeutic use in humans in the Sanofi Territory for a limited time period, subject to certain exceptions.

        In December 2013, the Company received an upfront license fee of $5.0 million and a $1.5 million manufacturing milestone payment. The Company is also eligible to receive up to an additional $3.5 million in manufacturing milestone payments, up to $6.0 million in regulatory milestone payments, and up to $45.0 million in sales milestone payments, plus royalties on avanafil sales based on tiered percentages of the aggregate annual net sales in the Sanofi Territory. Sanofi will also reimburse the Company for a portion of any sales milestone paid by VIVUS to MTPC based on the share of Sanofi's net sales in the total worldwide net sales amount triggering the payment of such sales milestone.

        Royalty payment obligations under the Sanofi License Agreement will be payable for avanafil in each country in the Sanofi Territory until the later to occur of (i) the expiration of the last-to-expire valid claim within the VIVUS patents that, absent the licenses granted to Sanofi under the Sanofi License Agreement, would be infringed by the sale of avanafil in such country; and (ii) December 11, 2029, or the Sanofi Royalty Payment Term. The Sanofi License Agreement will terminate as follows: (i) as to avanafil in each country in the Sanofi Territory, upon the expiration of the Sanofi Royalty Payment Term with respect to avanafil in such country, provided however, that Sanofi's obligation to reimburse VIVUS for Sanofi's pro-rata share of any sales milestone paid by the Company to MTPC will survive if such sales milestone has not yet come due; and (ii) in its entirety, upon the expiration of all royalty payment obligations arising under the Sanofi License Agreement in all countries in the Sanofi Territory.

        In addition, the Company may terminate the Sanofi License Agreement immediately upon written notice to Sanofi on a country-by-country basis if Sanofi becomes subject to certain regulatory actions or

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. License, Commercialization and Supply Agreements (Continued)

legal restrictions. The Company may also terminate the Sanofi License Agreement in its entirety upon written notice to Sanofi if Sanofi or any affiliate commences any action or proceeding that challenges the validity, enforceability or scope of any VIVUS patent in the Sanofi Territory or any country outside of the Sanofi Territory, or if a similar action is instituted by a sublicensee and Sanofi does not terminate the sublicense after being aware of such action for a specified period. Further, Sanofi may terminate the Sanofi License Agreement in whole or on a country-by-country basis for convenience at any time upon advance notice to the Company. Either party may terminate the Sanofi License Agreement for the other party's uncured material breach, or bankruptcy or related actions or proceedings. In the event of an uncured material breach by the Company, Sanofi may, in lieu of terminating the Sanofi License Agreement in its entirety, elect to continue the Sanofi License Agreement in full force and effect except (i) the Company will have no further rights to receive certain commercialization reports, and (ii) Sanofi may set off any payments or amounts due by Sanofi but not yet paid to the Company against all direct and undisputed damages suffered by Sanofi as a result of the breach.

        Under the terms of the Sanofi Supply Agreement, the Company will supply Sanofi Winthrop Industrie with avanafil tablets until June 30, 2015, or in the event the obligations of MTPC to supply avanafil tablets to us are amended to extend beyond June 30, 2015, then until the expiration of the MTPC supply obligations as amended. Either party may terminate the Sanofi Supply Agreement for (i) the other party's uncured material breach, or (ii) bankruptcy, insolvency, liquidation or certain receivership proceedings, or certain proceedings for reorganization under bankruptcy or comparable laws. In addition, the Sanofi Supply Agreement will automatically terminate upon the termination of the Sanofi License Agreement.

        For the year ended December 31, 2013, VIVUS recognized $4.4 million in license revenue, as the Company determined that revenue was earned upon the delivery of the license rights and related know-how. Under the Sanofi Supply Agreement, VIVUS supplies the SPEDRA drug product to Sanofi on a cost-plus basis. For the year ended December 31, 2013, $446,000 in net product revenue was recognized from initial product delivered under the Sanofi Supply Agreement. As of December 31, 2013, the Company deferred $1.6 million of the manufacturing milestone payment received in 2013 from Sanofi, allocable to non-contingent product deliverables based on relative estimated selling prices, which were later supplied in the first quarter of 2014.

        In accordance with ASC 605-25, VIVUS identified the license and related know-how and supply services as separate deliverables under the agreements. The Company determined that the license and related know-how and supply services individually represent separate units of accounting because each deliverable has stand-alone value. The Company determined that the license and related know-how have stand-alone value based on various facts and circumstances in the arrangement, including Sanofi's option to sublicense. Although Sanofi is precluded from reselling the license, Sanofi's ability to use the delivered license and related know-how for its intended purpose without the receipt of the remaining deliverable indicated that the license and related know-how have stand-alone value.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. License, Commercialization and Supply Agreements (Continued)

        The Company determined that the supply services have stand-alone value because: (i) the manufacturing process is not proprietary to the Company; (ii) a third-party manufacturer produces the product, and (iii) Sanofi may at any time with notice to the Company elect to accept assignment of the Company's agreements with the third-party manufacturer (including agreements with Sanofi subsidiaries), or manufacture the licensed product itself, or contract with a third-party manufacturer to produce it.

        The Company allocated the non-contingent consideration relating to the stand-alone non-contingent deliverables on the basis of relative selling price, which is BESP because VSOE or TPE are unavailable for these deliverables. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. BESP for the license is based on discounted future projected cash flows relating to the licensed territories. Revenue related to the license was recognized in the fourth quarter of 2013, when the license and all related knowledge and data had been transferred. BESP for the supply services is based on third-party costs to manufacture the licensed product, plus a mark-up consistent with similar agreements. Revenues allocated to the supply services will be recognized when the product has met all required specifications and the related title and risk of loss and damages have been transferred to Sanofi. The Company has determined that achievement of any and all of the milestones is dependent solely upon the results of Sanofi and therefore none of the milestones are deemed to be substantive. Royalties to be received from Sanofi will be recognized by the Company based upon the net sales of the product by Sanofi.

        On July 31, 2013, VIVUS entered into a Commercial Supply Agreement with Sanofi Chimie, a wholly owned subsidiary of Sanofi, or the Sanofi Chimie Supply Agreement, pursuant to which Sanofi Chimie will manufacture and supply the active pharmaceutical ingredient for VIVUS's drug avanafil.

        Under the terms of the Sanofi Chimie Supply Agreement, Sanofi Chimie will manufacture and supply the active pharmaceutical ingredient, or API, for VIVUS's drug avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, and Latin America. Each year, VIVUS must purchase a minimum quantity of API from Sanofi Chimie.

        The Sanofi Chimie Supply Agreement has an initial five year term commencing on January 1, 2014 and will auto-renew for additional two-year periods unless either party makes a timely election not to renew. Either party may terminate the Sanofi Chimie Supply Agreement for the other party's uncured material breach or bankruptcy or in the event of a persistent force majeure event.

        On November 18, 2013, the Company entered into a Manufacturing and Supply Agreement, effective as of September 1, 2013, with Sanofi Winthrop Industrie, or Sanofi Winthrop, a wholly owned subsidiary of Sanofi, or the Sanofi Winthrop Supply Agreement. Under the terms of the Sanofi Winthrop Supply Agreement, Sanofi Winthrop will manufacture and supply the tablets for VIVUS's drug avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. Beginning in 2015, VIVUS must purchase a minimum quantity of tablets each year for its drug avanafil from Sanofi Winthrop.

        The Sanofi Winthrop Supply Agreement has an initial term commencing on September 1, 2013 and continuing for a period of five years after the date of the first commercial sale, and will auto-renew for additional two-year periods unless either party makes a timely election not to renew. Either party may terminate the Sanofi Winthrop Supply Agreement for the other party's uncured material breach or bankruptcy or in the event of a persistent force majeure event. In addition, the parties may mutually

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. License, Commercialization and Supply Agreements (Continued)

agree to terminate the Sanofi Winthrop Supply Agreement if (i) Sanofi Winthrop is unable to manufacture and deliver the required number of validation batches meeting the specifications within the time period specified in the technology transfer master plan, or (ii) registration of Sanofi Winthrop as the manufacturer and supplier for the tablets for VIVUS's drug avanafil fails.

  Mitsubishi Tanabe Pharma Corporation

        In January 2001, the Company entered into an exclusive development, license and clinical trial and commercial supply agreement with MTPC for the development and commercialization of avanafil, a PDE5 inhibitor compound for the oral and local treatment of male and female sexual dysfunction. Under the terms of the agreement, MTPC agreed to grant an exclusive license to us for products containing avanafil outside of Japan, North Korea, South Korea, China, Taiwan, Singapore, Indonesia, Malaysia, Thailand, Vietnam and the Philippines. The Company agreed to grant MTPC an exclusive, royalty-free license within those countries for oral products that it develops containing avanafil. In addition, the Company agreed to grant MTPC an exclusive option to obtain an exclusive, royalty-bearing license within those countries for non-oral products that it develops containing avanafil. MTPC agreed to manufacture and supply VIVUS with avanafil for use in clinical trials, which were the Company's primary responsibility. The MTPC agreement contains a number of milestone payments to be made by the Company based on various triggering events. Through December 31, 2013, under the terms of the MTPC agreement, the Company has paid a total of $15.0 million in milestone payments to MTPC, including $2.0 million in 2013 upon approval of SPEDRA (avanafil) in the EU and $3.0 million in 2012 upon FDA approval of STENDRA (avanafil) in the U.S. In addition, during 2013 and 2012, the Company purchased $9.9 million and $7.4 million, respectively, of product from MTPC under the supply portion of the Agreement in preparation for the commercial launch in the U.S., the EU and certain other territories that use the U.S. and EU approvals.

        The Company expects to make other substantial payments to MTPC in accordance with the MTPC agreement as VIVUS and its sublicensees continue to commercialize avanafil for the oral treatment of male sexual dysfunction in its territories. Potential future milestone payments include $6.0 million upon the achievement of $250.0 million or more in worldwide net sales during any calendar year.

        The term of the MTPC agreement is based on a country-by-country and on a product-by-product basis. The term shall continue until the later of (i) 10 years after the date of the first sale for a particular product, or (ii) the expiration of the last-to-expire patents within the MTPC patents covering such product in such country. In the event that VIVUS's product is deemed to be (i) insufficiently effective or insufficiently safe relative to other PDE5 inhibitor compounds based on published information, or (ii) not economically feasible to develop due to unforeseen regulatory hurdles or costs as measured by standards common in the pharmaceutical industry for this type of product, the Company has the right to terminate the agreement with MTPC with respect to such product.

        In August 2012, the Company entered into an amendment to its agreement with MTPC that permits VIVUS to manufacture the API and tablets for STENDRA itself or through third parties. According to the amendment, the transition of manufacturing from MTPC must occur on or before June 30, 2015. On July 31, 2013, as mentioned above, VIVUS entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU,

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. License, Commercialization and Supply Agreements (Continued)

Latin America and other territories. Further, as mentioned above, on November 18, 2013, the Company entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. The Company intends to submit an amendment to the NDA for avanafil to the FDA, and the marketing authorization, or MA, for avanafil to the EMA, to include Sanofi Chimie as a qualified supplier of the avanafil API and Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets.

        On February 21, 2013, the Company entered into the third amendment to its agreement with MTPC which, among other things, expands VIVUS's rights, or those of VIVUS's sublicensees, to enforce the patents licensed under the MTPC agreement against alleged infringement, and clarifies the rights and duties of the parties and VIVUS's sublicensees upon termination of the MTPC agreement. In addition, the Company was obligated to use its best commercial efforts to market STENDRA in the U.S. by December 31, 2013, which was achieved by its commercialization partner, Auxilium. On July 23, 2013, the Company entered into the fourth amendment to its agreement with MTPC which, among other things, changes the definition of net sales used to calculate royalties owed by the Company to MTPC.

  Other

        In October 2001, the Company entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D., for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of the Company's investigational drug candidate development program for Qsymia for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to VIVUS with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. Pursuant to the Assignment Agreement, through December 31, 2013, the Company has paid a total of $1.2 million and has issued fully vested and exercisable options to purchase 60,000 shares of VIVUS's common stock to Dr. Najarian. In addition, the Assignment Agreement requires the Company to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that the Company decides not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined the Company as a part-time employee and served as a Principal Scientist. In November 2013, Dr. Najarian's employment with the Company ended although he continues to work for VIVUS on a consulting basis.

Note 12. Long-Term Debt

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

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Long-Term Debt (Continued)

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

        The Convertible Notes are convertible into approximately 16,826,000 shares of the Company's common stock under certain circumstances prior to maturity at a conversion rate of 67.3038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $14.858 per share, subject to adjustment under certain conditions. The Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2019 only under certain conditions. On or after November 1, 2019, holders may convert all or any portion of their Convertible Notes at any time at their option at the conversion rate then in effect regardless of these conditions. Subject to certain limitations, the Company will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election. The conversion rate of the Convertible Notes, and the corresponding conversion price, will be subject to adjustment for certain events, but will not be adjusted for accrued interest. In addition, following certain corporate transactions that occur on or prior to the maturity date for the Convertible Notes, the Company will increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such a corporate transaction. The Convertible Notes were issued to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended, or the Securities Act. Neither the Convertible Notes nor any shares of VIVUS's common stock issuable upon conversion of the Convertible Notes have been or are expected to be registered under the Securities Act or under any state securities laws.

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

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Long-Term Debt (Continued)

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

        The combined effective interest rate on the liability component was 15.2%. Total interest expense of $14.3 million was recognized during the year ended December 31, 2013, which includes $8.4 million of amortization of the debt discount and $444,000 amortization of deferred financing costs during the year ended December 31, 2013. The remaining expected life of the Convertible Notes at December 31, 2013, is 4.9 years. As of December 31, 2013, the Convertible Notes were not convertible and the if-converted value did not exceed their principal amount.

        In connection with the issuance of the Convertible Notes, the Company entered into capped call transactions with certain counterparties affiliated to the underwriters. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the Convertible Notes. Under the capped call transactions, the Company purchased capped call options that in the aggregate relate to the total number of shares of the Company's common stock underlying the Convertible Notes, with a strike price equal to the conversion price of the notes and with a cap price equal to $20 per share. The fair value of the purchased capped calls of $34.7 million was recorded to stockholders' equity.

  Senior Secured Notes Due 2018

        On March 25, 2013, the Company entered into the Purchase and Sale Agreement, or the Agreement, between the Company and BioPharma Secured Investments III Holdings Cayman LP, a Cayman Islands exempted limited partnership, or BioPharma, providing for the purchase of a debt-like instrument, or the Senior Secured Notes. Under the Agreement, the Company received $50 million, less $500,000 in funding and facility payments, at the initial closing on April 9, 2013. The Company elected not to exercise its option to receive an additional $60 million, less $600,000 in a funding payment, at a secondary closing no later than January 15, 2014. The Company was responsible for all reasonable and documented out-of-pocket legal costs and fees incurred by BioPharma related to the Agreement, subject to a cap of $300,000.

        Net proceeds from the financing were approximately $48.4 million. The Company is obligated to make scheduled quarterly payments. The first payment is scheduled to be made in the second quarter of 2014 and the final payment is scheduled to be made in the second quarter of 2018. The scheduled quarterly payments are subject to the net sales of (i) Qsymia® (and any derivative or improvement thereof, including Qsiva™ as it relates to the European Union), or the Product, and (ii) any other obesity agent developed or marketed by the Company or its affiliates or licensees. The scheduled quarterly payments, other than the payment(s) scheduled to be made in the second quarter of 2018, are capped at the lower of the scheduled payment amounts or 25% of the net sales of (i) and (ii) above. Accordingly, if 25% of the net sales is less than the scheduled quarterly payment, then 25% of the net sales is due for that quarter, with the exception of the payment(s) scheduled to be made in the second quarter of 2018, when any unpaid scheduled quarterly payments plus any accrued and unpaid make-whole premiums must be paid. Any quarterly payment less than the scheduled quarterly payment

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Long-Term Debt (Continued)

amount will be subject to a make-whole premium equal to the applicable scheduled quarterly payment of the preceding quarter less the actual payment made to BioPharma for the preceding quarter multiplied by 1.03. Regardless, the Company may pay scheduled quarterly payments out of any available funds notwithstanding Product net sales. The Company also has the option to prepay all scheduled quarterly payments as specified in the Agreement. Assuming all scheduled quarterly payments are made timely and in full, the annual implied effective interest rate is 13.38% per annum. The imputed interest for the Senior Secured Notes was $5.2 million, including $329,000 amortization of deferred financing costs during the year ended December 31, 2013.

        To secure its obligations in connection with the Agreement, the Company granted BioPharma a security interest to (i) the purchased receivables which are defined in the Agreement as the scheduled quarterly payments, any underpayments of such payments based on an audit of the Company's records and any interest due on the foregoing amounts, and (ii) the Company's patents, trademarks, copyrights and regulatory filings related to the Product, or the Additional Collateral.

        In connection with the issuance of the Senior Secured Notes, the Company incurred $1.6 million of issuance costs, which primarily consisted of funding and facility fees, legal and other professional fees. These costs are being amortized and recorded as additional interest expense using the interest method through 2018.

        The following table summarizes information on the debt (in thousands) as of:

December 31, 2013
Convertible Senior Notes due 2020:
Fair value of the liability component	$154,737
Accumulated accretion of discount	8,369

Net carrying value	$163,106

Senior Secured Notes due 2018:
Carrying value	$50,000

Total Notes:
Fair value of the liability component	$204,737
Accumulated accretion of discount	8,369

Net carrying amount (Long-term debt)	$213,106

        There is no short term portion of long-term debt as of December 31, 2013.

Note 13. Stockholders' Equity

Common Stock

        The Company is authorized to issue 200 million shares of common stock. As of December 31, 2013 and 2012, there were 103,161,000 and 100,659,000 shares, respectively, issued and outstanding.

        On March 6, 2012, the Company closed the underwritten public offering and sale of 9,000,000 shares of the Company's common stock. Gross proceeds to the Company from this sale totaled approximately $202.5 million before deduction of approximately $10.5 million in underwriting

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Stockholders' Equity (Continued)

discounts and commissions and offering expenses. All of the shares of common stock were offered pursuant to the Company's effective shelf registration statement on Form S-3 (Registration No. 333-161948), including the prospectus dated September 16, 2009 (as amended on February 28, 2012) contained therein, as the same has been supplemented.

        On August 24, 2011, the Company closed on the sale of a total of 6,889,098 shares of its common stock, at a price of $6.65 per share, pursuant to a previously reported securities purchase agreement entered into on August 23, 2011, with certain investors in connection with a registered direct offering of the Company's common stock, or the Offering. Gross proceeds to the Company from the sale of the common stock in the Offering totaled approximately $45.8 million before deduction of approximately $529,000 in fees and expenses related to the Offering. All of the shares of common stock were offered pursuant to an effective shelf registration statement on Form S-3ASR (Registration No. 333-161948), including the prospectus dated September 16, 2009, contained therein.

        On August 1, 2011, the Company filed a Form S-8 (File Number 333-175926) with the SEC registering 600,000 shares of common stock, par value $0.001 per share, under the 1994 Employee Stock Purchase Plan, as amended, or 1994 ESPP.

Preferred Stock

        The Company is authorized to issue five million shares of undesignated preferred stock with a par value of $1.00 per share. As of December 31, 2013 and 2012, there were no preferred shares issued or outstanding. The Company may issue shares of preferred stock in the future, without stockholder approval, upon such terms as the Company's management and Board of Directors may determine.

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

Note 14. Stock Option and Purchase Plans

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

Restricted Stock Units

        Beginning in 2012, the Company began issuing restricted units under the 2010 Plan on a limited basis. A summary of restricted stock unit award activity under the 2010 Plan is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding December 31, 2011	—	—
Granted	35,000	$24.88
Vested	—	—
Forfeited	—	—

Restricted stock units outstanding, December 31, 2012	35,000	$24.88
Granted	144,500	$12.63
Vested	(33,296)	(14.15)
Forfeited	(146,204)	(13.83)

Restricted stock units outstanding, December 31, 2013	—	$—

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stock Option and Purchase Plans (Continued)

Stock Options

        A summary of stock option award activity under these plans is as follows:

	Years Ended December 31,
	2013		2012		2011
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Balance at beginning of year	8,510,917	$10.33	8,575,434	$6.17	7,919,013	$5.71
Options:
Granted	4,166,292	$12.86	2,850,118	$17.80	1,289,790	$8.72
Exercised	(2,375,688)	$5.79	(2,648,882)	$5.00	(482,172)	$4.88
Cancelled	(1,395,070)	$14.54	(265,753)	$9.28	(151,197)	$8.32

Balance at end of year	8,906,451	$12.06	8,510,917	$10.33	8,575,434	$6.17

Exercisable at end of year	6,616,555	$11.00	4,781,301	$6.32	6,120,210	$5.38

Weighted average grant-date fair value of options granted during the year		$8.32		$11.91		$5.91

        At December 31, 2013, stock options were outstanding and exercisable as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2013	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable December 31, 2013	Weighted- Average Exercise Price
$3.13 - $10.19	3,318,235	3.4 years	$7.23	3,296,690	$7.22
$12.04 - $12.84	3,215,931	5.2 years	$12.29	2,466,649	$12.22
$12.90 - $25.74	2,372,285	7.1 years	$18.52	853,216	$22.08

$3.13 - $25.74	8,906,451	5.1 years	$12.06	6,616,555	$11.00

        The aggregate intrinsic value of outstanding options as of December 31, 2013, was $6.6 million, of which $6.6 million related to exercisable options.

        At December 31, 2013, 1,976,823 options remained available for grant. In January 2014, awards exercisable for 1,128,100 shares were granted pursuant to the 2010 Plan.

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

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stock Option and Purchase Plans (Continued)

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

        As of December 31, 2013, 1,501,905 shares have been issued to employees and there are 498,095 shares available for issuance under the ESPP. The weighted average fair value of shares issued under the ESPP in 2013, 2012 and 2011 was $3.53, $3.72 and $3.21 per share, respectively.

Share-Based Compensation Expense

        Total estimated share-based compensation expense, related to all of the Company's share-based awards, recognized for the years ended December 31, 2013, 2012 and 2011 was comprised as follows (in thousands, except per share data):

	2013	2012	2011
Research and development	$2,361	$3,487	$1,917
Selling, general and administrative	15,964	12,451	5,436
Non-recurring charges	14,072	—	—

Share-based compensation expense before taxes	32,397	15,938	7,353
Related income tax benefits	—	—	—

Share-based compensation expense, net of taxes	$32,397	$15,938	$7,353

        On July 18, 2013, the Company entered into a settlement agreement with First Manhattan Company, or First Manhattan, in connection with a proxy contest related to the Company's 2013 Annual Meeting of Stockholders. According to the terms of the settlement agreement, more than a majority of the members of the Company's Board of Directors resigned and new members were appointed. The change in the majority of the members of the Company's Board of Directors, effective July 19, 2013, triggered certain "change of control" benefits in accordance with the Amended and Restated Change of Control and Severance Agreements, or the Amended Agreements, with certain of the Company's employees; specifically, all unvested stock options held by these employees automatically vested in full and became immediately exercisable. In accordance with ASC 718, all unamortized expense for options that were expected to vest on the date of grant and the modified fair value of the options that were not expected to vest on the date of grant (due to expected forfeitures) were immediately expensed. As a result, in the year ended December 31, 2013, the Company recognized approximately $12.9 million in additional share-based compensation expense related to this event.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stock Option and Purchase Plans (Continued)

        As part of the Company's ongoing efforts to reduce costs by eliminating expenses that are not essential to expanding the use of Qsymia, the Company implemented a cost reduction plan that reduced the Company's workforce by approximately 20 employees, or 17% of its workforce, excluding the sales force, in the year ended December 31, 2013. As a result, the Company incurred $1.2 million in additional share-based compensation expense in the year ended December 31, 2013, related to the automatic acceleration of vesting of unvested stock options held by the terminated employees.

        Total share-based compensation cost capitalized as part of the cost of inventory was $480,000 and $196,000 for the years ended December 31, 2013 and 2012, respectively.

        The following table summarizes share-based compensation, net of estimated forfeitures associated with each type of award (in thousands):

	2013	2012	2011
Share-based compensation, net of taxes:
Restricted stock units	$471	$292	$—
Stock options	31,610	15,531	7,259
Employee stock purchase plan	316	115	94

	$32,397	$15,938	$7,353

        As of December 31, 2013, unrecognized estimated compensation expense totaled $12.2 million related to non-vested stock options and $66,000 related to the ESPP. The weighted average remaining requisite service period of the non-vested stock options was 1.3 years and of the ESPP was less than one month.

  Valuation Assumptions

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	2013	2012	2011
Expected life (in years)	4.88	5.54	5.93
Volatility	83.35%	82.49%	77.46%
Risk-free interest rate	1.12%	1.00%	2.59%
Dividend yield	—	—	—

Note 15. Commitments

Lease Commitments

        In November 2006, the Company entered into a 30-month lease for its former corporate headquarters located in Mountain View, California, or Castro Lease. On February 14, 2012, the Company entered into the most current, fourth amendment to the Castro Lease. Under the fourth amendment to the Castro Lease, the lease term for the headquarters' premises terminated July 31, 2013. The fourth amendment also included a new lease on an additional 4,914 square feet of office space located at 1174 Castro Street, Mountain View, California, or the Expansion Space, which is adjacent to the Company's former corporate headquarters. The average base rent for the Expansion

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Commitments (Continued)

Space is approximately $2.75 per square foot or $13,513 per month. The new lease for the Expansion Space has a term of 60 months commencing March 15, 2012, with an option to extend the term for one year from the expiration of the new lease. The Expansion Space is currently being listed for sublease.

        The Company entered into a lease effective as of December 11, 2012, with SFERS Real Estate Corp. U, or the Landlord, for new principal executive offices, consisting of an approximately 45,240 square foot building, located at 351 East Evelyn Avenue, Mountain View, California, or the Evelyn Lease. The Evelyn Lease has an initial term of approximately 84 months, commencing on May 11, 2013, and at a starting annual rental rate of $31.20 per rentable square foot (subject to agreed increases). The Company is entitled to an abatement of the monthly installments of rent for months seven through 12 of the initial term subject to the conditions detailed in the Evelyn Lease. The Company has one option to renew the Evelyn Lease for a term of three years at the prevailing market rate as detailed in the Evelyn Lease. In addition, the Company has a one-time right to accelerate the termination date of the Evelyn Lease from the expiration of the 84th full calendar month of the term to the expiration of the 60th full calendar month of the term subject to the conditions detailed in the Evelyn Lease. If this acceleration of the termination date is exercised, the following will be payable to the Landlord: (i) six months of the monthly installments of rent and the Company's proportionate share of expenses and taxes subject to the fifth lease year and (ii) the unamortized portion of all of the following: (a) any leasing commissions and legal fees, (b) the initial alterations as detailed in the Evelyn Lease, and (c) Landlord's allowance towards the cost of performing the initial alterations, which is $7.00 per rentable square foot; provided that the amount payable to the Landlord will be increased by the unamortized portion of any leasing commissions, tenant improvements and allowances, or other concessions incurred by the Landlord in connection with any additional space other than the premises leased by the Company and that is subject to acceleration under the Evelyn Lease. As part of a cost reduction plan, the first floor of the Evelyn Lease has been substantially vacated and the Company intends to list this unoccupied space for sublease.

        Future minimum lease payments under operating leases at December 31, 2013, were as follows (in thousands):

2014	$1,550
2015	2,013
2016	2,063
2017	1,917
2018	1,899
Thereafter	2,602

$12,044

        Included in the operating lease commitments above are obligations under leases for which the Company has vacated the underlying facilities as part of a cost reduction plan. These leases expire at various dates through 2020 and represent an aggregate obligation of $3.6 million through 2020. The Company does not currently have sublease income related to the restructured space. The Company has restructuring accruals of $1.0 million at December 31, 2013, which represents the difference between this aggregate future obligation and expected future sublease income under estimated potential sublease agreements, as well as other facilities-related obligations (see Note 9).

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Commitments (Continued)

        Rent expense under operating leases in fiscal 2013, 2012 and 2011, was as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Rent expense	$2,867	$912	$671

Note 16. Income Taxes

        Deferred income taxes result from differences in the recognition of expenses for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's deferred income tax assets as of December 31, 2013 and 2012, are as follows (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$202,289	$154,865
Research and development credit carry forwards	16,659	13,192
Stock-based compensation	15,476	9,386
Accruals and other	18,927	5,528
Depreciation	218	185
Deferred revenue	4,009	420

	257,578	183,576
Valuation allowance	(257,578)	(183,576)

Total	$—	$—

        The net increase in the valuation allowance for the years ended December 31, 2013, 2012 and 2011, was $74.0 million, $47.9 million and $22.6 million, respectively. As of December 31, 2013, the Company had no significant deferred tax liabilities.

        For federal and state income tax reporting purposes, respective net operating loss, or NOL, carryforwards of approximately $545.1 million and $229.1 million are available to reduce future taxable income, if any. ASC 718 prohibits recognition of a deferred income tax asset for excess tax benefits due to stock option exercises that have not yet been realized through a reduction in income taxes payable. Post-adoption of ASC 718, the unrecognized deferred tax benefits totaled $18.1 million, of which $81,000 have been accounted for as a credit to additional paid-in capital, as they have been realized through a reduction in income taxes payable. For federal and state income tax reporting purposes, respective credit carryforwards of approximately $13.9 million and $4.3 million are available to reduce future taxable income, if any. These net operating loss and tax credit carryforwards, except for the California research and development credit, expire on various dates through 2033. The California research and development credits do not expire. The Internal Revenue Code of 1986, as amended, contains provisions that may limit the net operating loss and credit carryforwards available for use in any given period upon the occurrence of certain events, including a significant change in ownership interest. Utilization of the net operating loss and tax credit carry-forwards is subject to an annual limitation due to an ownership change, as defined by the IRS code section 382. The Company has not completed a recent study to assess whether any change of control has occurred or whether there have

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Income Taxes (Continued)

been multiple changes of control since the Company's formation, due to the significant complexity and cost associated with the study. The Company has completed studies in prior periods and concluded no adjustments were required. If the Company has experienced a change of control at any time since its formation, its NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. A full valuation allowance has been provided against the Company's NOL carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Accordingly, there would be no impact on the consolidated balance sheet or statement of operations.

        The (benefit)/provision for income taxes is based upon (loss)/income from continuing operations before (benefit)/provision for income taxes as follows, for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Loss before income taxes:
Domestic	$(174,083)	$(138,599)	$(46,836)
International	(766)	(1,107)	—

Loss before taxes	$(174,849)	$(139,706)	$(46,836)

        The (benefit)/provision for income taxes consists of the following components for the years ended December 31, 2013, 2012 and 2011 (in thousands):

        Continuing Operations:

	2013	2012	2011
Current
Federal	$—	$—	$—
State	97	27	190
Foreign	—	—	—

Total current (benefit)/provision for income taxes	$97	$27	$190

Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total deferred benefit for income taxes	$—	$—	$—

Total (benefit)/provision for income taxes from continuing operations	$97	$27	$190

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Income Taxes (Continued)

        Reconciliation between the U.S. federal statutory tax rate and the Company's effective tax rate from continuing operations is as follows, for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Tax at U.S. federal statutory rate	(35)%	(35)%	(35)%
Change in valuation allowance	35	34	38
Permanent items	2	1	1
Tax credits	(1)	—	(4)
Other	(1)	—	—

Effective tax rate	0%	0%	0%

        The total gross unrecognized tax benefits as of December 31, 2013, is $1.7 million and relates to state tax exposures, of which $160,000 would affect the effective tax rate if recognized.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits in 2013 and 2012, is as follows (in thousands):

	2013	2012	2011
Unrecognized tax benefits as of January 1	$1,215	$1,215	$1,171
Gross increase/(decrease) for tax positions of prior years	447	—	44
Gross increase/(decrease) for tax positions of current year	—	—	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits balance at December 31	$1,662	$1,215	$1,215

        The total unrecognized tax benefits as of December 31, 2013, of $1.7 million includes approximately $1.5 million of unrecognized tax benefits that have been netted against the related deferred tax assets. The remaining balance recorded on the Company's consolidated balance sheets as of December 31, 2013 and 2012, is as follows (in thousands):

	2013	2012
Total unrecognized tax benefits	$1,662	$1,215
Amounts netted against deferred tax assets	(1,502)	(1,055)

Unrecognized tax benefits recorded on consolidated balance sheets	$160	$160

        As of December 31, 2013, the Company had accrued $45,000 for payment of interest and penalties related to unrecognized tax benefits. To the extent accrued interest and penalties do not ultimately become payable, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision in the period that such determination is made. During 2013, $6,000 of interest was recognized.

        Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the U.S., California and New Jersey. The Company's income tax return for the year ended December 31, 2007, is currently under examination by the California Franchise Tax

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Income Taxes (Continued)

Board. Based on the progress of the audit to date, the Company believes adjustments may be made in early years that will reduce tax attributes available to offset tax due in 2007. Therefore, the Company has $160,000 of unrecognized tax benefits recorded on its consolidated balance sheets as of December 31, 2013.

        The Internal Revenue Service completed its audit of the Company's income tax return for the years ended December 31, 2007 and 2008, with no adjustments. The Company is currently under examination by the State of New Jersey for the years ended December 31, 2007 through 2009. Because the Company used net operating loss carryforwards and other tax attributes to offset its taxable income on its 2007 income tax returns for U.S. federal and California, such attributes can be adjusted by these taxing authorities until the statute closes on the year in which such attributes were utilized. Tax years 1991 to 2013 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

        The Company is in various stages of the examination process in connection with all of its tax audits and it is difficult to determine when these examinations will be settled. It is reasonably possible that over the next 12-month period the Company may experience an increase or decrease in its unrecognized tax benefits. It is not possible to determine either the magnitude or range of any increase or decrease at this time.

Note 17. Segment Information and Concentration of Customers and Suppliers

        The Company operates in one business segment—the development and commercialization of novel therapeutic products. Therefore, results of operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Disclosures about product revenues by geographic area; revenues and accounts receivable from major customers, and major suppliers are presented below.

Revenue

        Revenue was as follows for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	2013	2012
Net product revenue:
Qsymia	$23,718	$2,012
STENDRA or SPEDRA	1,526	—

Total net product revenue	25,244	2,012
License revenue	55,838	—

Total revenue	$81,082	$2,012

Geographic Information

        Outside the United States, the Company sells products principally in the EU. The geographic classification of product sales was based on the location of the customer. The geographic classification of all other revenues was based on the domicile of the entity from which the revenues were earned.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Segment Information and Concentration of Customers and Suppliers (Continued)

        Certain geographic information with respect to revenues was as follows (in thousands):

        Total revenue by geographic region for the years ended December 31, 2013 and 2012, was as follows (in thousands):

	Years Ended December 31,
	2013			2012
	U.S	ROW		U.S	ROW
Qsymia—Net product revenue	$23,718	$—		$2,012	$—
STENDRA/SPEDRA—Net product revenue	1,080	446		—	—

Total net product revenue	24,798	446		2,012	—
STENDRA/SPEDRA—License revenue	30,393	25,445	(1)	—	—

Total revenue	$55,191	$25,891		$2,012	$—

(1)
$21.0 million of which is attributable to Germany.

Major customers

        Revenues from significant customers as a percentage of total revenues for the year ended December 31, 2013 and 2012, is as follows:

	2013	2012
Auxilium	39%	—%
Menarini	26%	—%
CVS	9%	50%
Walgreens	6%	39%
Express Scripts, Inc.	3%	10%

        Accounts receivable at December 31, 2013 and 2012 by significant customer as a percentage of the total gross accounts receivable balance are as follows:

	2013	2012
Menarini	41%	—%
Amerisource Bergen	26%	—%
McKesson	13%	—%
Cardinal Health, Inc.	12%	—%
CVS	1%	51%
Walgreens	1%	44%
Express Scripts, Inc.	1%	1%

Major suppliers

        The Company relies on third-party sole-source manufacturers to produce its clinical trial materials, raw materials and finished goods. Catalent Pharma Solutions, LLC, or Catalent, which supplied the product for the Phase 3b/4 program for Qsymia, is the Company's sole source of clinical and

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Segment Information and Concentration of Customers and Suppliers (Continued)

commercial supplies for Qsymia. MTPC is currently the Company's sole-source supplier for the API and the tablets for STENDRA (avanafil). In August 2012, the Company entered into an amendment to its agreement with MTPC that permits the Company to manufacture the API and STENDRA tablets for avanafil itself or through third-party suppliers at any time. The transition away from MTPC supply will need to occur on or before June 2015. The Company does not have any manufacturing facilities and intends to continue to rely on third parties for the supply of the starting materials, API and tablets. Third-party manufacturers may not be able to meet the Company's needs with respect to timing, quantity or quality.

        The Company has entered into an agreement with PDI, Inc., or PDI, a third-party contract sales organization, to assist with the hiring of sales representatives and the promotion of Qsymia to physicians. Although alternative third-party contract sales organizations exist, the Company would be adversely affected if PDI does not perform its obligations under the agreement.

        During the years ended December 31, 2013 and 2012, the Company incurred expenses for work performed by a third-party clinical research organization, or CRO, for Qsymia and STENDRA post-approval studies that accounted for 29% and 13%, respectively, of total research and development expenses. During the year ended December 31, 2011, the Company did not have any third-party CROs that accounted for 10% or more of total research and development expenses.

Note 18. 401(k) Plan

        All of the Company's full-time employees are eligible to participate in the VIVUS 401(k) Plan. Employer-matching contributions for the years ended December 31, 2013, 2012 and 2011 were $565,000, $329,000 and $181,000, respectively.

Note 19. Legal Matters

  Securities Related Class Action Lawsuits

        The Company and two of its officers were defendants in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. 4:10-CV-04957-PJH, in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleged violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company's clinical trials and NDA for Qsymia as a treatment for obesity. The Court granted defendants' motions to dismiss both plaintiff's Amended Class Action Complaint and Second Amended Class Action Complaint; by order dated September 27, 2012, the latter dismissal was with prejudice and final judgment was entered for defendants the same day. On October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Briefing of the appeal is complete, and the parties are awaiting word on whether the Court of Appeals wishes to entertain oral argument.

        Additionally, certain of the Company's officers and directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH, pending in the same federal court. In the plaintiff's Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in the Kovtun action. The same individuals are also named defendants in

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Legal Matters (Continued)

consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County, under the caption Inre VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. The Company is named as a nominal defendant in these actions, neither of which seeks any recovery from the Company. The parties have agreed to stay the derivative lawsuits pending the outcome of the appeal of the securities class action.

        The Company and its directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

        On July 12, 2013, various current and former officers and directors of the Company were named as defendants in a separate shareholder derivative lawsuit filed in the California Superior Court, Santa Clara County, and captioned Ira J. Gaines IRA, et al. v. Leland F. Wilson, et al., Case No.1-13-CV-249436. The lawsuit generally alleges breaches of the fiduciary duty of care in connection with the launch of Qsymia, breaches of the duty of loyalty and insider trading by some defendants for selling Company stock while purportedly being aware that the Qsymia launch would be less successful than predicted and corporate waste. Again, the Company is named as a nominal defendant, and no recovery from the Company is sought. As with the other shareholder litigation, the Company does have certain indemnification obligations to the named defendants, including to advance defense costs to the individuals. The Company also maintains directors' and officers' liability insurance that it believes affords coverage for much of the anticipated cost of the proceedings, subject to the policies' terms and conditions. The individual defendants deny the material allegations and have indicated an intention to defend them vigorously. On October 21, 2013, the Company filed a demurrer seeking to have the lawsuit dismissed in its entirety for failure to make a pre-suit demand upon the Company's Board of Directors or plead sufficient facts to show that such demand would have been futile. Briefing on the demurrer is complete and oral argument is presently scheduled for March 14, 2014.

  Proxy Related Lawsuit

        On July 16, 2013, First Manhattan, the owner of approximately 9.9% of the outstanding shares of common stock of the Company, commenced an action in the Court of Chancery of the State of Delaware, naming the then-serving members of the board of directors of the Company as defendants and the Company as a nominal defendant. The action was captioned First Manhattan Co. v. Leland F. Wilson, et al., C.A. No. 8731-VCL. In its verified complaint, First Manhattan alleged that the Company's directors breached their fiduciary duties in connection with the Board's decision to adjourn the annual stockholders meeting from July 15, 2013 until July 18, 2013. The verified complaint sought declaratory and injunctive relief, including enjoining the defendants from soliciting proxies, directing the inspector of elections to certify the election of directors based on votes that were present and prepared to be voted on July 15, 2013, before the annual stockholders meeting was adjourned, and prohibiting defendants from taking any actions as directors of the Company. The verified complaint did not seek damages from the Company or the defendant board members. The parties entered into a settlement agreement on July 18, 2013, and the action was dismissed with prejudice on July 19, 2013. As part of the settlement agreement with First Manhattan, the Company paid the reasonable and documented expenses incurred by First Manhattan in connection with its proxy contest, which totaled approximately $2.9 million.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Legal Matters (Continued)

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

Note 20. Subsequent Events (Unaudited)

        On January 21, 2014, the Company received a notice of tax refund from the state of New Jersey in settlement of an audit and acceptance of a refund claim for the tax year ended December 31, 2007. As of December 31, 2013, the Company did not consider receiving the refund as probable and therefore had not recorded an income tax receivable. The Company expects to receive a refund of approximately $357,000 (net of expenses) in the quarter ended March 31, 2014.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. Selected Financial Data (Unaudited)

Selected Quarterly Financial Data (in thousands)

	Quarter Ended,
	March 31	June 30	September 30	December 31
2013
Total revenue	$4,112	$5,534	$27,379	$44,057
Total gross profit (loss)	$(2,055)	$514	$26,638	$40,892
Operating expenses	$57,909	$56,979	$68,056	$52,752
Net loss from continuing operations	$(53,768)	$(55,635)	$(48,379)	$(17,164)
Net income from discontinued operations	$192	$123	$175	$—
Basic and diluted net (loss) per share:
Continuing operations	$(0.53)	$(0.55)	$(0.48)	$(0.17)
Discontinued operations	$0.00	$0.00	$0.00	$0.00
2012
Total revenue	$—	$—	$41	$1,971
Total gross profit	$—	$—	$37	$1,788
Operating expenses	$18,772	$24,317	$40,573	$58,255
Net loss from continuing operations	$(18,762)	$(24,266)	$(40,476)	$(56,229)
Net income (loss) from discontinued operations	$(16)	$218	$80	$(430)
Basic and diluted net income (loss) per share:
Continuing operations	$(0.20)	$(0.24)	$(0.40)	$(0.56)
Discontinued operations	$0.00	$0.00	$0.00	$0.00

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

	Balance at Beginning of Period	Charged to Operations*	Charges Utilized	Balance at End of Period
Allowance for Cash Discounts
Fiscal year ended December 31, 2011	$—	$—	$—	$—
Fiscal year ended December 31, 2012	$—	$57	$—	$57
Fiscal year ended December 31, 2013	$57	$1,050	$(973)	$134

*
Amount charged to operations during fiscal years ended December 31, 2013 and 2012, includes $750,000 and $53,000, respectively, for cash discount allowances related to revenue recognized during each fiscal year. The remaining amounts for the years ended December 31, 2013 and 2012, were recorded on the consolidated balance sheets net of deferred revenue at the end of each period, respectively.

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

        Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company's internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013. OUM & Co. LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2013. This report, which expresses an unqualified opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2013, is included herein.

        There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is hereby incorporated by reference from the information under the captions "Election of Directors," "Board of Directors Meetings and Committees—Board Committees" and "Executive Officers" contained in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its 2014 Annual Meeting of Stockholders. The information required by Section 16(a) is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

Item 11.    Executive Compensation

        The information required by this item is incorporated by reference from the information under the caption "Board of Directors Meetings and Committees—Compensation Committee Interlocks and Insider Participation," "Executive Compensation" and "Executive Compensation—Compensation Committee Report" in the Company's Proxy Statement referred to in Item 10 above.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        Information about our equity compensation plans at December 31, 2013, that were approved by our stockholders was as follows:

Plan Category	Number of Shares to be issued Upon Exercise of Outstanding Options and Rights(a)	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(c)
Equity compensation plans approved by stockholders	8,581,451	$12.14	2,474,918
Equity compensation plans not approved by stockholders(b)	325,000	$10.19	—

Total	8,906,451	$12.07	2,474,918

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

(c)
Includes 1,976,823 shares for the 2010 Stock Option Plan and 498,095 shares for the 1994 Employee Stock Purchase Plan.

        The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement referred to in Item 10 above.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" and "Board of Directors Meetings and Committees—Board Independence" in the Company's Proxy Statement referred to in Item 10 above.

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

  1. Financial Statements

        The following Financial Statements of VIVUS, Inc. and Reports of Independent Registered Public Accounting Firm have been filed as part of this Form 10-K. See index to Financial Statements under Item 8, above:

  2. Financial Statement Schedules

        The following financial statement schedule of VIVUS, Inc. as set forth on page 121 is filed as part of this Form 10-K and should be read in conjunction with the Financial Statements of VIVUS, Inc. incorporated by reference herein:

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

VIVUS, INC., a Delaware Corporation
By:	/s/ SETH H. Z. FISCHER Seth H. Z. Fischer Chief Executive Officer (Principal Executive Officer)

Date: February 27, 2014

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Seth H. Z. Fischer and Svai S. Sanford as his attorney-in-fact for him, in any and all capacities, to sign each amendment to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SETH H. Z. FISCHER Seth H. Z. Fischer	Chief Executive Officer (Principal Executive Officer) and Director	February 27, 2014
/s/ MICHAEL J. ASTRUE Michael J. Astrue	Non-executive Chairman of the Board of Directors and Director	February 27, 2014
/s/ SVAI S. SANFORD Svai S. Sanford	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2014
/s/ J. MARTIN CARROLL J. Martin Carroll	Director	February 27, 2014
/s/ SAMUEL F. COLIN, M.D. Samuel F. Colin, M.D.	Director	February 27, 2014
/s/ ALEXANDER J. DENNER, PH.D. Alexander J. Denner, Ph.D.	Director	February 27, 2014
/s/ JOHANNES J. P. KASTELEIN Johannes J. P. Kastelein	Director	February 27, 2014
/s/ MARK B. LOGAN Mark B. Logan	Director	February 27, 2014

Signature	Title	Date

/s/ DAVID Y. NORTON David Y. Norton	Director	February 27, 2014
/s/ JORGE PLUTZKY, M.D. Jorge Plutzky, M.D.	Director	February 27, 2014
/s/ HERMAN ROSENMAN Herman Rosenman	Director	February 27, 2014
/s/ ROBERT N. WILSON Robert N. Wilson	Director	February 27, 2014

VIVUS, INC.
REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31, 2013

EXHIBIT INDEX

Exhibit Number		Description
2.1	(1)†	Asset Purchase Agreement between the Registrant and K-V Pharmaceutical Company dated as of March 30, 2007

2.2	(2)†	Asset Purchase Agreement dated October 1, 2010, between the Registrant, MEDA AB and Vivus Real Estate, LLC

3.1	(3)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(4)	Amended and Restated Bylaws of the Registrant

3.3	(5)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant

3.4	(6)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant

3.5	(7)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant

3.6	(8)	Amendment No. 4 to the Amended and Restated Bylaws of the Registrant

3.7	(9)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant

4.1	(10)	Specimen Common Stock Certificate of the Registrant

4.2	(11)	Preferred Stock Rights Agreement dated as of March 27, 2007, between the Registrant and Computershare Investor Services, LLC

4.3	(12)	Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee

4.4	(13)	Form of 4.50% Convertible Senior Note due May 1, 2020

10.1	(14)*	Form of Indemnification Agreement by and among the Registrant and the Directors and Officers of the Registrant

10.2	(15)*	1994 Employee Stock Purchase Plan, as amended, Form of Subscription Agreement and Form of Notice of Withdrawal

10.3	(16)*	2001 Stock Option Plan and Form of Agreement thereunder

10.4	(17)*	2001 Stock Option Plan, as amended on July 12, 2006

10.5	(18)*	Form of Notice of Grant and Restricted Stock Unit Agreement under the VIVUS, Inc. 2001 Stock Option Plan

10.6	(19)*	2010 Equity Incentive Plan and Form of Agreement thereunder

10.7	(20)*	Stand-Alone Stock Option Agreement with Michael P. Miller dated as of April 30, 2010

10.8	(21)*	Employment Agreement dated December 20, 2007, between the Registrant and Leland F. Wilson

10.9	(22)*	First Amendment dated January 23, 2009, to the Employment Agreement dated December 20, 2007, by and between the Registrant and Leland F. Wilson

Exhibit Number		Description
10.10	(23)*	Second Amendment dated January 21, 2011, to the Employment Agreement dated December 20, 2007, by and between the Registrant and Leland F. Wilson

10.11	(24)*	Third Amendment dated January 27, 2012, to the Employment Agreement dated December 20, 2007, by and between the Registrant and Leland F. Wilson

10.12	(25)*	Fourth Amendment dated January 25, 2013, to the Employment Agreement dated December 20, 2007, by and between the Registrant and Leland F. Wilson

10.13	(26)†	Agreement effective as of December 28, 2000, between the Registrant and Tanabe Seiyaku Co., Ltd.

10.14	(27)	Amendment No. 1 effective as of January 9, 2004, to the Agreement effective as of December 28, 2000, between the Registrant and Tanabe Seiyaku Co., Ltd.

10.15	(28)	Termination and Release executed by Tanabe Holding America, Inc. dated May 1, 2007

10.16	(29)†	Second Amendment effective as of August 1, 2012, to the Agreement dated as of December 28, 2000, between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.)

10.17	(30)†	Third Amendment effective as of February 21, 2013, to the Agreement dated as of December 28, 2000, between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.)

10.18	(31)†	Settlement and Modification Agreement dated July 12, 2001, between ASIVI, LLC, AndroSolutions, Inc., Gary W. Neal and the Registrant

10.19	(32)†	Assignment Agreement between Thomas Najarian, M.D. and the Registrant dated October 16, 2001

10.20	(33)†	Testosterone Development and Commercialization Agreement dated as of February 7, 2004, between the Registrant, Fempharm Pty Ltd. and Acrux DDS Pty Ltd.

10.21	(34)†	Estradiol Development and Commercialization Agreement dated as of February 12, 2004, between the Registrant, Fempharm Pty Ltd. and Acrux DDS Pty Ltd.

10.22	(35)†	Master Services Agreement dated as of September 12, 2007, between the Registrant and Medpace, Inc.

10.23	(36)†	Exhibit A: Medpace Task Order Number: 06 dated as of December 15, 2008, pursuant to that certain Master Services Agreement, between the Registrant and Medpace, Inc., dated as of September 12, 2007

10.24	(37)†	Transition Services Agreement dated November 5, 2010, between the Registrant and MEDA AB

10.25	(38)†	Commercial Manufacturing and Packaging Agreement by and between the Registrant and Catalent Pharma Solutions, LLC dated as of July 17, 2012

10.26	(39)	Lease Agreement effective November 1, 2006, by and between the Registrant and Castro Mountain View, LLC, Thomas A. Lynch, Trudy Molina Flores, Trustee of the Jolen Flores and Trudy Molina Flores Joint Living Trust dated April 3, 2001, E William and Charlotte Duerkson, The Duerkson Family Trust dated February 16, 1999, The Dutton Family Trust dated September 16, 1993, The Noel S. Schuurman Trust, The Duarte Family Partners, L.P., The Marie Antoinette Clough Revocable Living Trust dated January 11, 1989, Blue Oak Properties, Inc., and CP6CC, LLC

Exhibit Number		Description
10.27	(40)	First Amendment to Lease dated November 18, 2008, between Castro Mountain View, LLC, CP6CC, LLC and the Registrant

10.28	(41)	Second Amendment to Lease effective November 12, 2009, between Castro Mountain View, LLC, CP6CC, LLC and the Registrant

10.29	(42)	Third Amendment to Lease effective December 3, 2010, between Castro Mountain View, LLC, CP6CC, LLC and the Registrant

10.30	(43)	Fourth Amendment to Lease effective February 14, 2012, between Castro Mountain View, LLC, CP6CC, LLC and the Registrant

10.31	(44)	Lease Agreement effective December 11, 2012, by and between the Registrant and SFERS Real Estate Corp. U

10.32	(45)†	Purchase and Sale Agreement effective as of March 25, 2013, between the Registrant and BioPharma Secured Investments III Holdings Cayman LP

10.33	(46)	Capped Call Confirmation dated May 15, 2013, by and between the Registrant and Deutsche Bank AG, London Branch

10.34	(47)*	Form of Amended and Restated Change of Control and Severance Agreement

10.35	(48)†	License and Commercialization Agreement dated July 5, 2013, between the Registrant and Berlin-Chemie AG

10.36	(49)†	Commercial Supply Agreement dated as of July 5, 2013, between the Registrant and Berlin-Chemie AG

10.37	(50)	Agreement dated July 18, 2013, by and between the Registrant and First Manhattan Co.

10.38	(51)*	Letter Agreement dated July 18, 2013, by and among the Registrant, First Manhattan Co. and Peter Y. Tam

10.39	(52)	Fourth Amendment to the Agreement dated as of December 28, 2000, between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.), effective as of July 1, 2013

10.40	(53)†	Commercial Supply Agreement dated July 31, 2013, by and between the Registrant and Sanofi Chimie

10.41	(54)*	Employment Agreement dated September 3, 2013, by and between the Registrant and Seth H. Z. Fischer

10.42	(55)†	License and Commercialization Agreement dated as of October 10, 2013, by and between the Registrant and Auxilium Pharmaceuticals, Inc.

10.43	(56)†	Commercial Supply Agreement dated as of October 10, 2013, by and between the Registrant and Auxilium Pharmaceuticals, Inc.

10.44	(57)*	Letter Agreement dated November 4, 2013, by and between the Registrant and Timothy E. Morris

10.45	††	Manufacturing and Supply Agreement dated November 18, 2013, by and between the Registrant and Sanofi Winthrop Industrie

10.46	††	License and Commercialization Agreement dated December 11, 2013, by and between the Registrant and Sanofi

Exhibit Number		Description
10.47	††	Supply Agreement effective as of December 11, 2013, by and between the Registrant and Sanofi Winthrop Industrie

21.1		Subsidiaries of the Registrant

23.1		Consent of OUM & Co. LLP, Independent Registered Public Accounting Firm

24.1		Power of Attorney (See signature page)

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following materials from the Registrant's Quarterly Report on Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) related notes

†
Confidential treatment granted.

††
Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*
Indicates management contract or compensatory plan or arrangement.

(1)
Incorporated by reference to Exhibit 2.1 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on February 26, 2013.

(2)
Incorporated by reference to Exhibit 2.2 filed with the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2012, filed with the Commission on June 12, 2013.

(3)
Incorporated by reference to Exhibit 3.2 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 28, 1997.

(4)
Incorporated by reference to Exhibit 3.2 filed with the Registrant's Current Report on Form 8-K filed with the Commission on April 20, 2012.

(5)
Incorporated by reference to Exhibit 3.3 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed with the Commission on May 8, 2013.

(6)
Incorporated by reference to Exhibit 3.4 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed with the Commission on May 8, 2013.

(7)
Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on May 13, 2013.

(8)
Incorporated by reference to Exhibit 3.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 24, 2013.

(9)
Incorporated by reference to Exhibit 3.3 filed with the Registrant's Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(10)
Incorporated by reference to Exhibit 4.1 filed with the Registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, filed with the Commission on April 16, 1997.

(11)
Incorporated by reference to Exhibit 4.1 filed with the Registrant's Registration Statement on Form 8-A filed with the Commission on March 28, 2007.

(12)
Incorporated by reference to Exhibit 4.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on May 21, 2013.

(13)
Incorporated by reference to Exhibit 4.2 filed with the Registrant's Current Report on Form 8-K filed with the Commission on May 21, 2013.

(14)
Incorporated by reference to Exhibit 10.11 filed with the Registrant's Form 8-B filed with the Commission on June 25, 1996.

(15)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 29, 2011.

(16)
Incorporated by reference to Exhibit 10.44 filed with the Registrant's Registration Statement on Form S-8 filed with the Commission on November 15, 2001.

(17)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 13, 2006.

(18)
Incorporated by reference to Exhibit 10.2 filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 13, 2006.

(19)
Incorporated by reference to Exhibit 10.7 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 1, 2011.

(20)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on May 6, 2010.

(21)
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

(24)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on January 27, 2012.

(25)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on January 30, 2013.

(26)
Incorporated by reference to Exhibit 10.15 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on February 26, 2013.

(27)
Incorporated by reference to Exhibit 10.42A filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed with the Commission on May 7, 2004.

(28)
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

(29)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on August 10, 2012.

(30)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on February 25, 2013.

(31)
Incorporated by reference to Exhibit 10.20 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on February 26, 2013.

(32)
Incorporated by reference to Exhibit 10.79 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Commission on March 10, 2010.

(33)
Incorporated by reference to Exhibit 10.50 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed with the Commission on May 7, 2004.

(34)
Incorporated by reference to Exhibit 10.51 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed with the Commission on May 7, 2004.

(35)
Incorporated by reference to Exhibit 10.2 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed with the Commission on May 8, 2013.

(36)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K/A filed with the Commission on July 15, 2009.

(37)
Incorporated by reference to Exhibit 10.27 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on February 26, 2013.

(38)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 23, 2012.

(39)
Incorporated by reference to Exhibit 10.60 filed with the Registrant's Current Report on Form 8-K filed with the Commission on November 7, 2006.

(40)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on December 18, 2008.

(41)
Incorporated by reference to Exhibit 10.78 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the Commission on March 10, 2010.

(42)
Incorporated by reference to Exhibit 10.28 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Commission on March 1, 2011.

(43)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on February 16, 2012.

(44)
Incorporated by reference to Exhibit 10.34 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on February 26, 2013.

(45)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed with the Commission on May 8, 2013.

(46)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on May 16, 2013.

(47)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 5, 2013.

(48)
Incorporated by reference to Exhibit 10.3 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, filed with the Commission on August 8, 2013.

(49)
Incorporated by reference to Exhibit 10.4 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, filed with the Commission on August 8, 2013.

(50)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 19, 2013.

(51)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 24, 2013.

(52)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 29, 2013.

(53)
Incorporated by reference to Exhibit 10.8 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, filed with the Commission on August 8, 2013.

(54)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on September 4, 2013.

(55)
Incorporated by reference to Exhibit 10.9 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, filed with the Commission on November 7, 2013.

(56)
Incorporated by reference to Exhibit 10.10 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, filed with the Commission on November 7, 2013.

(57)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on November 5, 2013.