Form 10-K/A
period 2013-12-31
VIVUS INC
filed 2014-04-30
CIK 881524

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission File Number 001-33389

VIVUS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3136179 (IRS employer identification number)
351 East Evelyn Avenue Mountain View, California (Address of principal executive office)	94041 (Zip Code)

Registrant's telephone number, including area code: (650) 934-5200

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value (Title of class)	The NASDAQ Global Select Market
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

          As of April 21, 2014, there were 103,314,461 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K part
None.

VIVUS, INC.

FISCAL 2013 FORM 10-K

EXPLANATORY NOTE

        This Amendment No. 1. to Form 10-K, or the Amendment, amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2013 originally filed on February 28, 2014, or the Original Filing, by VIVUS, Inc., a Delaware corporation. We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2013.

        Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

        When we refer to "we," "our," "us," the "Company" or "VIVUS" in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

        In VIVUS's filings with the Securities and Exchange Commission, or the SEC, information is sometimes "incorporated by reference." This means that we refer you to information previously filed with the SEC that should be considered as part of the particular filing. As provided under SEC regulations, the "Compensation Committee Report" contained in this Amendment specifically is not incorporated by reference into any other filings with the SEC and shall not be deemed to be "filed" with the SEC. In addition, this Amendment includes a website address. This website address is intended to provide inactive, textual references only. The information on this website is not part of this Amendment.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our Executive Officers

        The following table and the biographical information that follows it set forth information as of April 30, 2014 regarding our executive officers:

Name	Age	Position
Seth H. Z. Fischer	58	Chief Executive Officer and Director
Svai S. Sanford	44	Interim Chief Financial Officer and Chief Accounting Officer
John L. Slebir	49	Senior Vice President, Business Development and General Counsel and Secretary
Wesley W. Day, Ph.D.	50	Vice President, Clinical Development
Guy P. Marsh	60	Vice President, U.S. Operations and General Manager

        The biographical information of Mr. Fischer is set forth below under "Our Directors."

        Svai S. Sanford has served as our interim Chief Financial Officer since November 2013 and as our Chief Accounting Officer since December 2013. From July 2012 until November 2013, he served as our Corporate Controller. Prior to this, Mr. Sanford was the Corporate Controller at Glam Media, Inc., a digital content provider, from November 2010 to June 2012, and in addition to other senior management roles within the company, he was the Senior Director, Technical Accounting, Reporting and Compliance at Elan Pharmaceuticals, Inc., a biopharmaceutical company, from March 2004 to November 2010. Mr. Sanford began his career with KPMG LLP, where he earned his license as a certified public accountant. Mr. Sanford holds a B.S. in Accounting from Kansas State University.

        John L. Slebir joined VIVUS in September 2009. Since January 2014, Mr. Slebir has served as our Senior Vice President, Business Development and General Counsel, and, since June 2012, he also has served as our Secretary. From June 2011 until January 2014, Mr. Slebir served as our Vice President, Business Development and General Counsel, from January 2011 until June 2011, he served as our Vice President, General Counsel, and, from September 2009 until January 2011, he served as our General Counsel on a part-time basis. From March 1999 to January 2011, Mr. Slebir served as an attorney at Wilson Sonsini Goodrich & Rosati, P.C., specializing in corporate securities and corporate governance. Prior to joining Wilson Sonsini Goodrich & Rosati, P.C., Mr. Slebir was an attorney at two prominent Bay Area law firms specialized in insurance defense litigation. Mr. Slebir holds a B.A. in Communications from San Diego State University and a J.D. from Santa Clara University School of Law.

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

        Guy P. Marsh has served as our Vice President of U.S. Operations and General Manager since July 2000. From 2001 until the sale of our MUSE product in 2010, Mr. Marsh was responsible for U.S. Sales and Marketing of MUSE. From April 1999 to July 2000, Mr. Marsh served as our General Manager, Operations. From May 1998 to March 1999, he served as our Senior Director, U.S. Operations. From April 1994 to April 1998, Mr. Marsh served as Vice President Technical Operations for Copley Pharmaceutical, Inc., a pharmaceutical company acquired by Teva Pharmaceutical Industries, Ltd. From September 1993 to April 1994, Mr. Marsh served as a liaison between Copley Pharmaceutical, Inc. and Copley's majority stockholder, Hoechst-Celanese Corporation. From November 1987 to April 1994, Mr. Marsh served in various manufacturing, sales and business management roles for Hoechst-Roussel Pharmaceuticals, Inc., a pharmaceutical company. Mr. Marsh holds a B.S. in Engineering from New Jersey Institute of Technology, an M.B.A. from Seton Hall University and a New Jersey State Professional Engineering License.

Our Directors

        Our board of directors, or the Board, currently consists of eleven directors.

        The following table and the biographical information that follows it set forth information as of April 30, 2014 regarding our Board:

Name of Nominee	Age	Position Held with the Company	First Became a Director
Michael J. Astrue(3)	57	Chairman of the Board of Directors	2013
J. Martin Carroll(1)(2)	64	Director	2013
Samuel F. Colin, M.D.(2)(3)	49	Director	2013
Alexander J. Denner, Ph.D.(3)	44	Director	2013
Seth H. Z. Fischer.	58	Chief Executive Officer and Director	2013
Johannes J.P. Kastelein, M.D., Ph.D.	60	Director	2013
Mark B. Logan(1)	75	Director	1999
David Y. Norton(2)(3)	62	Director	2013
Jorge Plutzky, M.D.(3)	55	Director	2013
Herman Rosenman(1)(2)	66	Director	2013
Robert N. Wilson(2)	73	Director	2013

(1)
Member of the Audit Committee of the Board of Directors

(2)
Member of the Compensation Committee of the Board of Directors

(3)
Member of the Nominating and Governance Committee of the Board of Directors

        Michael J. Astrue has served as a director of the Company since July 19, 2013 and was elected to be the Chairman of the Board on July 22, 2013. From February 2007 to February 2013, when he retired from public service, Mr. Astrue served as Commissioner of Social Security and as one of the six Trustees of the Medicare and Social Security Trust Funds. He also served as the interim Chief Executive Officer of Epix Pharmaceuticals, Inc. from 2005 to 2006, where he engineered a merger for the failing publicly traded biotechnology company. Mr. Astrue also served as the President and Chief Executive Officer of Transkaryotic Therapies, Inc. (currently a subsidiary of Shire Pharmaceuticals that has since been renamed) from 2003 to 2005, during which time he led a successful turnaround of the biotechnology company; from 2000 to 2003, he served as its Senior Vice President-Administration & General Counsel. Prior to joining Transkaryotic Therapies, Mr. Astrue was Vice President and General Counsel of Biogen, Inc., one of the largest biotechnology companies, from 1993 to 1999, and was a Partner at Mintz, Levin, Glovsky, Cohn, Ferris & Popeo P.C., a law firm, from 1992 to 1993. Mr. Astrue has also served in a number of government positions, including as General Counsel of the United States Department of Health & Human Services from 1989 to 1992, and as Associate Counsel to former President Reagan and former President Bush, from 1988 to 1989. He has also served as Counselor to the Commissioner of Social Security, from 1986 to 1988, and as Acting Deputy Assistant Secretary for Legislation (Human Services), from 1985 to 1986, each at the United States Department of Health and Human Services. Mr. Astrue has served as a member of a number of boards of directors, including as Vice Chairman of the Massachusetts High Technology Counsel, from 2006 to 2007, as Chairman of the Massachusetts Biotechnology Council, from 2000 to 2002, and as a director on the board of four public companies and a number of non-profit organizations. Mr. Astrue received his J.D. from Harvard University Law School and his B.A. from Yale University.

        Mr. Astrue's qualifications as a director include his executive experience at biotechnology companies and his experience serving as a director on the boards of several public companies.

        J. Martin Carroll has served as a director of the Company since May 2013. From August 2002 through March 2013, Mr. Carroll served at Boehringer Ingelheim GmbH (BI), a pharmaceutical company, most recently as Head, Global Strategy and Development. After joining BI in August 2002, Mr. Carroll was appointed President and Chief Executive Officer of Boehringer Ingelheim US in January 2003 and served through 2011. From 1985 to 2001, Mr. Carroll served in various marketing, business development, sales and administrative positions at Merck & Co., Inc., a public pharmaceutical company. From 1984 to 1985, Mr. Carroll served as a Merck Executive on the President's Commission on Executive Exchange at the United States Environmental Protection Agency. From 1976 to 1984, he served in various operational roles at Merck & Co., Inc. From 2004 to 2005, he served on the board of Accredo Health Group, Inc., a public company acquired by Medco Health Solutions, Inc., which provides specialty pharmacy and related services. Mr. Carroll holds a B.A. from Holy Cross College and an M.B.A. from Babson University.

        Mr. Carroll's prior extensive experience in operations, marketing, sales and business development at pharmaceutical companies brings essential experience to the Board of Directors needed for strategic planning, product development and commercialization, finance and operations and executive compensation.

        Samuel F. Colin, M.D., has served as a director of the Company since July 19, 2013. Dr. Colin is currently a Senior Managing Director at First Manhattan Co., which provides investment management services to individuals, partnerships, trusts, retirement accounts and institutional clients. He has been employed at First Manhattan since 1994, and has served as the sole portfolio manager, since inception, of two pooled investment vehicles, beginning in 1998; the vehicles currently have assets under management of over $500,000,000. From 1992 to 1994, Dr. Colin was an intern and resident in dermatology at Yale-New Haven Hospital. Dr. Colin earned his M.D. from the Yale School of Medicine, where he researched molecular neuropharmacology, and his B.Sc. Human Biology from Brown University.

        Dr. Colin's qualifications as a director include his investment expertise and his medical background.

        Alexander J. Denner, Ph.D., has served as a director of the Company since July 19, 2013. Dr. Denner is a founding partner and Chief Investment Officer of Sarissa Capital Management LP, a registered investment advisor formed in 2012. Sarissa Capital focuses on improving the strategies of companies to better provide shareholder value. From 2006 to November 2011, Dr. Denner served as a Senior Managing Director of Icahn Capital, an entity through which Carl C. Icahn conducts his investment activities. Prior to that, he served as a portfolio manager at Viking Global Investors, a private investment fund, and Morgan Stanley Investment Management, a global asset management firm. Dr. Denner is a director of Biogen Idec Inc., a publicly traded biopharmaceutical company, where he has served since 2009, and ARIAD Pharmaceuticals, Inc., a publicly traded pharmaceutical company, where he has served since 2014. During the past five years, Dr. Denner has served as a director of the following publicly traded companies: Amylin Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, from 2009 until 2012; Enzon Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, from 2009 until 2013; ImClone Systems Incorporated, a publicly traded biopharmaceutical company where he was Chairman of the Executive Committee, from 2006 until its acquisition in 2008; and Mast Therapeutics, Inc. (formerly named Adventrx Pharmaceuticals, Inc.), a publicly traded biopharmaceutical company, from 2006 until 2009. Dr. Denner received his S.B. degree from the Massachusetts Institute of Technology and his M.S., M.Phil. and Ph.D. degrees from Yale University.

        Dr. Denner has significant experience overseeing the operations and research and development of healthcare companies and evaluating corporate governance matters. He also has extensive experience as an investor, particularly with respect to healthcare companies, and possesses broad healthcare industry knowledge.

        Seth H. Z. Fischer has served as the Chief Executive Officer and as a director of the Company since September 3, 2013. Mr. Fischer served in positions of increasing responsibility with Johnson & Johnson, a public healthcare company, from 1983 until his retirement in 2012. Most recently, Mr. Fischer served as Company Group Chairman Johnson & Johnson and Worldwide Franchise Chairman, Cordis Corporation from 2008 to 2012, which included responsibility for Cordis and Biosense Webster, and as Company Group Chairman, North America Pharmaceuticals from 2004 to 2007, which included responsibility for Ortho-McNeil Pharmaceuticals, Janssen and Scios. Prior to this position, Mr. Fischer served as President of Ortho-McNeil Pharmaceuticals from 2000 to 2004, with his operating responsibilities encompassing the commercialization of products in multiple therapeutic categories including Topamax® for epilepsy and migraine and products in the analgesic, anti-infective, cardiovascular, neurologic, psychiatric and women's health areas. Since 2013, Mr. Fisher has served on the board of BioSig Technologies, Inc., a medical device company, and since 2013, Mr. Fischer has served as an advisor of MedHab, LLC, a medical device limited liability company. From April 2013 to September 2013, Mr. Fischer served on the Board of Trius Therapeutics, Inc., a public pharmaceutical company, until it was acquired by Cubist Pharmaceuticals. Mr. Fischer holds a Bachelor of General Studies from Ohio University and served as a captain in the U.S. Air Force.

        Mr. Fischer's prior extensive executive level operational experience at Johnson & Johnson brings essential experience to the Board needed for strategic planning, product development and commercialization and operations.

        Johannes J.P. Kastelein, M.D., Ph.D. has served as a director of the Company since July 19, 2013. Since January 2003, Dr. Kastelein has been a Professor of Medicine at the Department of Vascular Medicine at the Academic Medical Center of the University of Amsterdam, where he holds the Strategic Chair of Genetics of Cardiovascular Disease. In 2012, Dr. Kastelein founded Dezima Pharma B.V., a pharmaceutical company that develops assets for the treatment of dyslipidemia, and currently serves on its board of directors. Dr. Kastelein was also one of the founders of Amsterdam Molecular Therapeutics, Inc. (currently, UniQure B.V.), a gene therapy company that achieved the first approved gene therapy worldwide, and currently serves as the major consultant for the distribution of the gene therapy in the European Union. He also is an executive consultant to the cardiovascular and metabolic franchises of many leading biotechnology and pharmaceutical companies, including Amarin, Amgen, Bristol-Myers Squibb, Genentech, Merck, Novartis, Pfizer, Regeneron and Sanofi-Aventis. His advisory work has also included accompanying numerous companies to meetings with the European Medicines Agency and interacting with individual country regulatory authorities for Aegerion, CSL Behring, Eli Lilly, Genzyme, ISIS, The Medicines Company and UniQure (formerly Amsterdam Molecular Therapeutics). Dr. Kastelein has also served on Steering Committees of many landmark cardiovascular outcome trials including TNT (Lipitor, Pfizer), IDEAL (Lipitor, Ideal), JUPITER (Crestor, AstraZeneca), ACCELERATE (Evacetrapib, Eli Lilly) and the Sanofi PCSK9 Phase III ODYSSEY outcome programme (Sanofi-Aventis). Dr. Kastelein also serves on the board of the Dutch Atherosclerosis Society and as Chair of the National Scientific Committee on Familial Hypercholesterolemia. He is a member of the Royal Dutch Society for Medicine & Physics, the Council for Basic Science of the American Heart Association, the European Atherosclerosis Society and is a fellow at the European Society of Cardiology. He has also served as a board member of the International Task Force for CHD Prevention, and as a member of the Executive Board of the

International Atherosclerosis Society. Dr. Kastelein has authored hundreds of publications and is a recognized world leader in the significance of lipoprotein metabolism for the development of atherosclerotic vascular disease.

        Dr. Kastelein's qualifications as a director include his expertise in cardiovascular outcome trials, his regulatory experience in the European Union, his many professional associations, and his position as a director on the boards of several medical associations and pharmaceutical companies.

        Mark B. Logan has served as a director of the Company since March 1999 and served as the Chairman of the Board from April 2007 through July 2013. Since January 2014, Mr. Logan has served as President and CEO of TearSolutions, LLC, a development stage ophthalmic pharmaceutical company, which he co-founded in January 2014. From 1994 until his retirement in 2001, Mr. Logan served as Chairman and Chief Executive Officer of VISX, Inc. (now a part of Abbott Laboratories), a public ophthalmic device company, which invented, obtained FDA approval and commercialized the procedure for correcting refractive vision errors known as LASIK. From 1992 to 1994, Mr. Logan was Chairman, President and Chief Executive Officer of Insmed Pharmaceuticals, Inc., a development stage biopharmaceutical company, where he had served on its board since its founding in 1988. From 1990 to 1992, Mr. Logan was a principal at McManus Associates, Inc., a research and management firm, specializing in the health care field. From 1981 to 1985, Mr. Logan served as Executive Vice President, Chief Operating Officer, and as a member of the board of Bausch & Lomb, Inc., a company focusing on eye health products. From 1975 to 1981, he was Consumer Group President of Becton, Dickinson and Co., a public medical technology company. From 1967 to 1974, Mr. Logan served as President and General Manager of a subsidiary of Wyeth, Inc. (formerly American Home Products Corp., now a part of Pfizer, Inc.), a public pharmaceutical company. Since November 2010, Mr. Logan has served on the board of STAAR Surgical Company, a publicly traded ophthalmic device company, and since January 2014, he has served as Chairman of the Board of STAAR Surgical Company. Since 2011, he has served on the board of Gencia Corporation, a private biotechnology company. From 1997 to 2006, he served on the board of Abgenix, Inc., a public biotechnology company which was acquired by Amgen Corporation. From 2000 to 2001, he also served on the board of Somnus Medical Technologies, a public company that designs, develops, manufactures and markets medical devices and which was acquired by Gyrus Group PLC. From 1996 to 1997, he served on the board of Imagyn Medical, Inc., a public company that designs and markets medical devices and which was acquired by Urohealth Systems, Inc. In addition, since 2002, Mr. Logan has served on the advisory board of The University of Virginia Heart and Vascular Center and has been a Trustee and member of the Executive Committee of the Southern Environmental Law Center since 2002. In 1999, Mr. Logan was inducted into the Ernst & Young Entrepreneur of the Year Hall of Fame. Mr. Logan holds a B.A. from Hiram College, was a Woodrow Wilson Fellow at New York University and completed the Program for Management Development at Harvard Business School.

        Mr. Logan's prior extensive executive level operational experience at public pharmaceutical and medical device companies brings essential experience to the Board of Directors and its committees needed for strategic planning, product development and commercialization, finance and operations and executive compensation. Mr. Logan's long tenure on our Board of Directors, experience on other public boards and foundations, and previous experience as the chairman and chief executive officer of a publicly traded company bring necessary leadership and governance skills to the Board of Directors and its committees.

        David Y. Norton has served as a director of the Company since July 19, 2013. Until his retirement in September 2011, Mr. Norton was Company Group Chairman, Global Pharmaceuticals for Johnson & Johnson, a multi-national company that manufactures pharmaceutical, diagnostic, therapeutic, surgical and biotechnology products. In this position he was responsible for leading and developing the strategic growth agenda, including the strategy for licensing, acquisitions and divestments, and ensuring alignment with its global strategic functions, research and development and commercial organizations.

Mr. Norton began his Johnson & Johnson career in 1979, and held a number of positions at the company, including Company Group Chairman, Worldwide Commercial and Operations for the CNS, Internal Medicine franchise from 2006 to 2009, Company Group Chairman for the pharmaceutical businesses in Europe, the Middle East and Africa from 2004 to 2006, and Company Group Chairman for the pharmaceutical businesses in North America from 2003 to 2004. Mr. Norton also serves as a director of Savient Pharmaceuticals Inc., a pharmaceutical company, where he has served since September 2011 and as Chairman of the board of directors of the American Foundation for Suicide Prevention, a not-for-profit organization exclusively dedicated to understanding and preventing suicide. Since 2012, Mr. Norton has served as Senior Advisor to Tapestry Networks, a company that creates leadership networks to promote collaboration among professional leaders. He previously served as a member of the Board of Directors of the Alliance for Aging Research, on the board of directors of the Pharmaceutical Research and Manufacturers of America, and as a committee member of the Australian Pharmaceutical Manufacturers Association.

        Mr. Norton's qualifications as director include his extensive global commercial experience in the pharmaceutical and biotechnology industry and his experience serving on several boards of directors, including as Chairman of the board of a public pharmaceutical company.

        Jorge Plutzky, M.D. has served as a director of the Company since May 2013. Since 1996, he has served as the Director of The Vascular Disease Prevention Program, which includes the Lipid/Prevention Clinic, in the Cardiovascular Medicine Division at Brigham and Women's Hospital, where he is also Co-Director of Preventive Cardiology. Since 1995, he has been on the faculty at Harvard Medical School and has directed a basic science laboratory focused on transcriptional mechanisms involved in adipogenesis, lipid metabolism, and diabetes, and their relationship to inflammation and atherosclerosis. Throughout his career, Dr. Plutzky has also been involved in translational clinical studies investigating links between metabolic disorders and cardiovascular disease. Dr. Plutzky has been a member of the scientific advisory boards of the Sarnoff Cardiovascular Research Foundation since 2009 and Ember Therapeutics since 2012. Dr. Plutzky has been elected to the American Society for Clinical Investigation and is a Fellow of the American College of Cardiology. Dr. Plutzky's papers have appeared in journals that include Science, PNAS, Diabetes, Lancet, Annals of Internal Medicine, and Nature Medicine. Dr. Plutzky has been involved with the U.S. Food and Drug Administration, serving both as a member of the Endocrinologic and Metabolic Drugs Advisory Committee and in advising and presenting for new drug application sponsors. He has been involved with both the American Heart Association and the American Diabetes Association. Dr. Plutzky has been recognized with the Eugene Braunwald Teaching Award, the University of Cologne's Klenk Lecture, Vanderbilt University's Rabin Lecture, Northwestern University's DeStevens Lecture, and Harvard Medical School's Tucker Collins Lecture. Dr. Plutzky holds a B.A. from the University of Virginia, where he was an Echols Scholar and a member of Phi Beta Kappa, and an M.D. from the University of North Carolina, Chapel Hill. He completed research fellowships at the National Institutes of Health and the Massachusetts Institute of Technology.

        Dr. Plutzky's clinical background, medical knowledge, and science expertise in the prevention and treatment of cardiometabolic disease brings valuable and unique insight to the Board of Directors as evaluation, development and commercialization of our current and potential future products proceed.

        Herman Rosenman has served as a director of the Company since July 19, 2013. Mr. Rosenman was Senior Vice President, Finance and Chief Financial Officer of Gen-Probe, Inc. (currently, Hologic, Inc.), a molecular diagnostic company, from June 2001 to October 2012. Prior to joining Gen-Probe in 2001, Mr. Rosenman was President and Chief Executive Officer of Ultra Acquisition Corp., a retail chain and consumer products manufacturer, from 1997 to 2000. In addition, he served as President and Chief Executive Officer of RadNet Management, Inc., a large healthcare provider, from 1994 to 1997, and as Executive Vice President and Chief Financial Officer for Rexene Corp., a Fortune 1000 company in the petrochemicals industry. Mr. Rosenman was previously a partner at Coopers &

Lybrand (currently, PricewaterhouseCoopers LLP) where he served numerous Fortune 1,000 clients, principally in the pharmaceuticals and telecommunications industries. Mr. Rosenman currently serves on the board of directors of Oxford Immunotec Global PLC, a publicly traded diagnostics company. Mr. Rosenman also served on the board of directors of Discovery Partners International, Inc., from 2003 until its reverse-merger into Infinity Pharmaceuticals, Inc. in 2006, and thereafter Infinity Pharmaceuticals, Inc., where he served until 2007, as well as on the boards of directors of ARYx Therapeutics, Inc., from which he resigned in 2011, and Emphasys Medical, Inc. Mr. Rosenman received a B.B.A. in finance and accounting from Pace University and an M.B.A. in finance from the Wharton School of the University of Pennsylvania.

        Mr. Rosenman's qualifications as director include his experience in the biotechnology and pharmaceuticals industries, his extensive leadership experience as both a Chief Executive Officer and a Chief Financial Officer, his diverse industry background in companies ranging from large multinational corporations to start-ups, and his broad base of expertise with initial public offerings, mergers & acquisitions, turn-arounds and high growth companies.

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

        Mr. Wilson's knowledge and extensive experience in the pharmaceutical industry brings essential experience to the Board of Directors. In addition, Mr. Wilson's significant experience on other publicly traded company boards of directors and board committees provides him with an understanding of current corporate governance practices and trends and compensation matters that provides value to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file certain reports of ownership with the SEC. Such officers, directors and stockholders are also required by SEC rules to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of copies of such forms received by us or on written representations from certain reporting persons submitted to us during the year ended December 31, 2013, we believe that during the period from January 1, 2013 to December 31, 2013, all of our executive officers, directors and 10% stockholders complied with all Section 16(a) requirements except as follows: one Form 3/A for Mr. Sanford was filed on March 17, 2014, reporting the omission of two stock option grants from Mr. Sanford's original Form 3 and one Form 4 filed after his original Form 3.

Code of Business Conduct and Ethics

        The Board has adopted a Code of Business Conduct and Ethics, which is applicable to all of our employees, officers and directors. The Code of Business Conduct and Ethics may be found on our website at www.vivus.com. The Company will disclose any amendment to the Code of Business Conduct and Ethics or waiver of a provision of the Code of Business Conduct and Ethics, including the name of the person to whom the waiver was granted, on our website on the Investor Relations page. The Company intends to disclose future amendments to, or waivers from, certain provisions of its Code of Business Conduct and Ethics on the above website within five business days following the date of such amendment or waiver.

Material Changes to Nominee Recommendation Procedures

        There are no material changes to the procedures by which stockholders may recommend nominees to the Company's Board.

Audit Committee

        The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee's main function is to oversee our accounting and financial reporting processes, internal system of control, independent registered public accounting firm relationships and the audits of our financial statements. The Audit Committee consists of directors Carroll, Logan and Rosenman, none of whom is an employee of the Company and each of whom is independent within the meaning of the NASDAQ director independence standards and the SEC requirements, in each case as currently in effect. The Board has determined that Mr. Rosenman is an "audit committee financial expert" as defined in SEC rules. Mr. Rosenman serves as Chairman of the Audit Committee.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis discusses:

  •
  the elements of our compensation programs applicable to the named executive officers for 2013;

  •
  the actions taken in 2013 with respect to compensation for the named executive officers; and

  •
  the compensation of our named executive officers during 2013.

        We refer to the following individuals as "named executive officers" for 2013:

Name	Title
Seth H. Z. Fischer	Chief Executive Officer
Svai S. Sanford	Interim Chief Financial Officer and Chief Accounting Officer
John L. Slebir	Senior Vice President, Business Development and General Counsel and Secretary
Wesley W. Day, Ph.D.	Vice President, Clinical Development
Guy P. Marsh	Vice President, U.S. Operations and General Manager
Michael P. Miller	Former Senior Vice President and Chief Commercial Officer
Timothy E. Morris	Former Senior Vice President Finance and Global Corporate Development and Chief Financial Officer
Lee B. Perry	Former Vice President and Chief Accounting Officer
Peter Y. Tam	Former President
Leland F. Wilson	Former Chief Executive Officer
Anthony P. Zook	Former Chief Executive Officer

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

        In determining the compensation for our named executive officers, we, in connection with consulting with our compensation consultant, Radford, Inc., or Radford, consider a number of factors, including information regarding comparably sized companies in the biotechnology and pharmaceutical industries in the United States. We also consider the seniority level of the employee, the geographical region in which the employee resides and the employee's overall performance and contribution to the Company. Especially with respect to the compensation of our Chief Executive Officer, we also consider our performance and the anticipated difficulty of replacing the Chief Executive Officer with someone of comparable experience and skills.

Executive Compensation Program Objectives

  Executive Compensation Programs

        Our Compensation Committee relies on experience with other companies in our industry and, with respect to our named executive officers, third party industry compensation surveys, including those compiled and provided to the Compensation Committee by Radford, and internally generated comparisons of the various elements of total compensation to peer group companies, or the Peer Group, to determine base salary, performance-based cash bonuses and performance-based equity awards and the portion of total compensation each element should comprise. We believe that a larger portion of our named executive officers' compensation should be based on performance than our lower level personnel. Consistent with our compensation philosophy, we have structured each element of our compensation program as described below.

        We design our base pay to provide the essential reward for an employee's work. Once base pay levels are determined, increases in base pay are provided to recognize an employee's specific performance achievements and contributions.

        We also utilize cash bonuses to compensate employees for the achievement of corporate objectives as well as an employee's outstanding results while allowing us to remain competitive with other companies.

        We utilize equity-based compensation to ensure that we have the ability to retain employees over a longer period of time and to provide employees with a form of reward that aligns their interests with those of our stockholders. In 2013, we primarily utilized stock options, which typically vest over a period of four years which provides a long-term incentive to our personnel as they work on multi-year commercialization and drug development programs. Employees whose skills and results we deem to be critical to our long-term success are eligible to receive higher levels of equity-based compensation. Beginning in 2014, our annual equity-based compensation includes a mix of stock options and restricted stock units, due to our stock price volatility, our current share reserves under our 2010 Equity Incentive Plan and our goal to further incentivize our personnel. These annual restricted stock units generally vest over a period of four years, providing a long-term incentive to our personnel. The special restricted stock unit grants to Messrs. Sanford, Slebir and Marsh and Dr. Day in January 2014 vest pursuant to the following 18 month schedule commencing on January 1, 2014, or the Vesting Commencement Date: 20% on the six month anniversary of the Vesting Commencement Date, 20% on the 12 month anniversary of the Vesting Commencement Date and 60% on the 18 month anniversary of the Vesting Commencement Date, subject to continued full time employment with the Company on each such date.

        Core benefits, such as our basic health benefits, 401(k) program, disability and life insurance plans, are designed to provide support to employees and their families and to be competitive with other companies in our industry.

  Our Peer Group

        In 2012, our Compensation Committee chose a group of 16 companies to include in the Peer Group based on their similarity to us in terms of industry focus, stage of development, pharmaceutical assets, business strategy, and the geographical location of the talent pool with which we compete. The market data for the Peer Group was drawn from publicly available documents. Additional compensation data for each named executive officer was obtained from the Radford Global Life Sciences Survey. The Compensation Committee also included in the Peer Group companies with which we compete for talent and that more closely resemble the group of companies that we would use for measuring relative financial performance for annual incentive bonuses. For 2013, the Peer Group remained unchanged from 2012 and consisted of the following companies, which was determined by the Compensation Committee:

Affymax, Inc.	MannKind Corporation
Arena Pharmaceuticals, Inc.	Medivation, Inc.
Amylin Pharmaceuticals, Inc.	Onyx Pharmaceuticals, Inc.
Biomarin Pharmaceutical Inc.	Orexigen Therapeutics, Inc.
Dendreon Corporation	Questcor Pharmaceuticals, Inc.
Exelixis, Inc.	Rigel Pharmaceuticals, Inc.
ISIS Pharmaceuticals, Inc.	Seattle Genetics, Inc.
Jazz Pharmaceuticals, Inc.	Theravance, Inc.

        For 2014, our Compensation Committee, after consulting with Radford, chose a group of 20 companies to include in the Peer Group based on their similarity to us in terms of industry focus, stage of development in transitioning from a development stage company to a commercial company, market capitalization size, entity size, pharmaceutical assets, business strategy, and the geographical location of the talent pool with which we compete. The market data for the Peer Group was drawn from publicly available documents. Additional compensation data for our Chief Executive Officer was obtained from the Radford Global Life Sciences Survey, which was provided to the Compensation Committee by Radford. For 2014, the Peer Group consisted of the following companies, which was determined by the Compensation Committee, after consulting with Radford:

ACADIA Pharmaceuticals Inc.	Idenix Pharmaceuticals, Inc.
Aegerion Pharmaceuticals, Inc.	ImmunoGen, Inc.
AMAG Pharmaceuticals, Inc.	InterMune, Inc.
Arena Pharmaceuticals, Inc.	MannKind Corporation
Avanir Pharmaceuticals, Inc.	Nektar Therapeutics
Cadence Pharmaceuticals, Inc.	Neurocrine Biosciences, Inc.
Depomed, Inc.	Omeros Corporation
Dyax Corp.	Orexigen Therapeutics, Inc.
Exelixis, Inc.	Pacira Pharmaceuticals, Inc.
Horizon Pharma, Inc.	Xenoport, Inc.

        The data on the compensation practices of the Peer Group is gathered by our searches of publicly available information. Due to the variations between companies reporting the individual and roles for which compensation is disclosed, directly comparable information is not available from each peer company with respect to each of our named executive officers. In considering the Peer Group compensation data, the Compensation Committee recognizes that executives at different companies can play significantly different roles, with different responsibilities and scope of work, even though they may hold similar titles or positions. Moreover, it is not always possible to determine the respective qualitative factors that may influence compensation from the publicly reported compensation data, such as scope of each named executive officer's responsibilities, their performance during the period under consideration or their perceived importance to their companies' business, strategy and objectives. Accordingly, the Compensation Committee looked to information about the Peer Group as one of a number of considerations in establishing executive compensation levels (as described in more detail below). In determining compensation for our named executive officers, the Compensation Committee reviewed both Peer Group information and the collective experience of the members of our Compensation Committee and executive management to establish our compensation practices.

  Stockholder Say-on-Pay Votes

        In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we held a non-binding stockholder vote in August 2013 on our 2012 executive compensation practices. The Compensation Committee, while not bound to act on a negative vote, carefully considers the opinion of its stockholders in making compensation decisions. The 2013 say-on-pay vote to approve our 2012 executive compensation passed with 52,044,190 votes for, 1,194,339 votes against, 246,360 abstaining, and 30,885,278 broker non-votes. In alignment with our philosophy on stockholder say-on-pay, and with the results of the say-on-pay frequency vote held in 2011, we intend to continue to hold non-binding stockholder say-on-pay votes annually.

Executive Compensation Components

        We have structured each element of our compensation package as follows:

  Base Salary

        We determine our named executive officers' salaries based on job responsibilities and individual experience, and we benchmark the amounts we pay against comparable competitive market compensation for similar positions within our Peer Group and industry as well as geographical area. Specifically, we utilize information obtained from our comparison of Peer Group compensation data and the annual Radford Global Life Sciences Survey, or the Comparison Data. Our Compensation Committee reviews the salaries of our named executive officers annually, and our Compensation Committee grants increases in salaries based on a review of the Comparison Data and of individual performance during the prior calendar year provided that any increases are within the guidelines determined by the Compensation Committee for each position. Guidelines are adjusted and modified on an annual basis based on information obtained from our review of the Comparison Data, as well as from our Compensation Committee's and management's experience and general employment market conditions for our industry and geographic area. Increases in base salary are based on individual performance as merit increases and on the Comparison Data as market increases; such increases are not automatic or guaranteed.

        In January 2013, our Compensation Committee reviewed base salaries for our named executive officers. The Compensation Committee considered a number of factors in setting the 2013 base salaries for our named executive officers, including the status of the commercial launch of Qsymia® as a treatment for obesity, establishing a partnership in the United States, the European Union and certain developing countries to launch STENDRA™ and raising adequate capital to support our business. For

STENDRA, we use the trade name SPEDRA™ in the EU and certain other territories outside the U.S.; throughout this Amendment, we refer to STENDRA and SPEDRA as STENDRA. In addition, the Compensation Committee reviewed the Comparison Data and the individual performance of our named executive officers during the prior calendar year. Following the Compensation Committee's review, all of our named executive officers, with the exception of Messrs. Fischer, Wilson and Zook, received merit increases to their base salaries based on individual performance, and Messrs. Slebir and Marsh received market increases to their base salaries based on a review of the Comparison Data.

        The table below provides the base salary for each named executive officer:

Name	2013 Increase to Base Salary	2013 Base Salary ($)
Seth H. Z. Fischer(1)	—%	650,000
Svai S. Sanford(2)	34.3%	350,000
John L. Slebir(3)	10.5%	398,788
Wesley W. Day, Ph.D.	3.8%	419,664
Guy P. Marsh(4)	8.7%	369,887
Michael P. Miller(5)	3.5%	407,869
Timothy E. Morris(6)	5.0%	455,241
Lee B. Perry(7)	4.3%	300,010
Peter Y. Tam(8)	6.0%	577,713
Leland F. Wilson(9)	—%	738,000
Anthony P. Zook(10)	—%	650,000

(1)
Mr. Fischer was appointed as Chief Executive Officer effective as of September 3, 2013.

(2)
Mr. Sanford became our interim Chief Financial Officer on November 5, 2013 and our Chief Accounting Officer on December 16, 2013. Prior to November 5, 2013, Mr. Sanford served as our Corporate Controller during 2013.

(3)
Includes a $20,000 market adjustment increase. Actual amount of merit increase was 4.5%.

(4)
Includes a $15,000 market adjustment increase. Actual amount of merit increase was 3.9%.

(5)
Mr. Miller's role as Senior Vice President and Chief Commercial Officer ended on January 16, 2014, and his employment terminated with the Company, effective February 14, 2014.

(6)
Mr. Morris' role as Senior Vice President Finance and Global Corporate Development and Chief Financial Officer ended on November 4, 2013, and his employment terminated with the Company, effective December 31, 2013.

(7)
Mr. Perry's role as Vice President and Chief Accounting Officer ended on December 16, 2013, and his employment terminated with the Company, effective December 31, 2013.

(8)
Mr. Tam resigned as President, effective October 12, 2013, in connection with the Settlement Agreement. Please see "Certain Relationships and Related Transactions, and Director Independence—Review, Approval or Ratification of Transactions with Related Parties" for a description of the Settlement Agreement.

(9)
Mr. Wilson resigned as Chief Executive Officer, effective July 19, 2013, in connection with the Settlement Agreement. Please see "Certain Relationships and Related Transactions,

  and Director Independence—Review, Approval or Ratification of Transactions with Related Parties" for a description of the Settlement Agreement.

(10)
Mr. Zook was appointed as Chief Executive Officer on July 22, 2013 in connection with the Settlement Agreement and resigned from the position effective as of September 3, 2013. Please see "Certain Relationships and Related Transactions, and Director Independence—Review, Approval or Ratification of Transactions with Related Parties" for a description of the Settlement Agreement.

  Cash Bonus Plan

        Annual Bonus Plan.    We awarded cash bonuses under the Annual Bonus Plan to our named executive officers based on our overall corporate performance and achievement of general corporate performance objectives established by our Compensation Committee in February 2013. The cash bonuses are discretionary and are based on an end-of-year assessment by our Compensation Committee. The corporate performance and the achievement of corporate objectives determine the percent of the eligible cash bonus to be paid to each named executive officer. Each named executive officer's individual performance is reviewed to determine how such named executive officer's performance contributed to our overall corporate performance and achievement of corporate performance objectives. The Compensation Committee uses this information to determine the named executive officer's cash bonus award, such that the percent of the eligible bonus to be paid to a named executive officer may be decreased or eliminated based on the individual performance review. Cash bonuses under the Annual Bonus Plan are awarded on a discretionary basis, and the Compensation Committee may modify, eliminate or adjust corporate objectives at any time, thereby ensuring that employees are compensated for performance.

        For 2013, our corporate performance objectives as approved by our Compensation Committee in February 2013, were as follows:

  •
  obtaining or exceeding the Net Qsymia product sales goal for 2013, obtaining or exceeding the total Qsymia prescriptions goal for 2013 and not exceeding the Company total spending goal for 2013;

  •
  obtaining approval from the U.S. Food and Drug Administration of the modification to the Qsymia Risk Evaluation and Mitigation Strategy to allow expanded dispensing through certified retail pharmacies, including the availability of Qsymia in at least 10,000 certified retail pharmacies by August 1, 2013;

  •
  raising adequate capital to support the Company's business;

  •
  initiating the cardiovascular outcomes trial for Qsymia;

  •
  establishing a partnership in the United States, the European Union and certain developing countries to launch STENDRA;

  •
  obtaining marketing approval from the European Medicines Agency for STENDRA as a treatment for erectile dysfunction;

  •
  completing a patent goal for 2013; and

  •
  obtaining approval from the U.S. Food and Drug Administration for a Phase 3 Protocol for an investigational drug candidate.

        In the Compensation Committee's opinion, the Company succeeded in meeting the following corporate objectives: obtaining approval from the U.S. Food and Drug Administration of the modification to the Qsymia Risk Evaluation and Mitigation Strategy to allow expanded dispensing through certified retail pharmacies, including the availability of Qsymia in at least 10,000 certified retail pharmacies by August 1, 2013; raising adequate capital to support the Company's business; establishing a partnership in the United States, the European Union and certain developing countries to launch STENDRA; and obtaining marketing approval from the European Medicines Agency for STENDRA as a treatment for erectile dysfunction. Based on the achievements in 2013, the Compensation Committee determined that bonuses under the Annual Bonus Plan equal to 60% of the eligible cash bonus potential would be paid for 2013 to our eligible employees under the plan, including our eligible named executive officers.

        The table below provides the target bonus for each named executive officer who participated in the Annual Bonus Plan for 2013 and the executive's actual bonus amount (if any):

Name(1)	2013 Target Bonus as a Percentage of Base Salary	2013 Target Bonus ($)	2013 Maximum Bonus as a Percentage of Base Salary	2013 Maximum Bonus ($)	2013 Actual Bonus as a Percentage of Base Salary	2013 Actual Bonus ($)
Seth H. Z. Fischer(2)	80%	520,000	100%	650,000	16%	104,000
Svai S. Sanford(3)	30%	105,000	38%	131,250	16%	57,000
John L. Slebir	40%	159,515	50%	199,394	24%	95,700
Wesley W. Day, Ph.D.	40%	167,866	50%	209,832	24%	100,000
Guy P. Marsh	50%	184,944	63%	231,179	22%	81,000
Michael P. Miller	50%	203,935	63%	254,918	—%	—

(1)
Mr. Miller was not eligible to receive a cash bonus payment under the Annual Bonus Plan for 2013, and Mr. Zook was not a participant under the Annual Bonus Plan for 2013. Please see the Summary Compensation Table for 2013 under the heading "All Other Compensation" and the accompanying footnotes for the cash bonus payments under the Annual Bonus Plan for 2013 paid to Messrs. Morris, Perry, Tam and Wilson.

(2)
Mr. Fischer was appointed as Chief Executive Officer effective as of September 3, 2013 and received a pro-rated 2013 bonus. The cash bonus payment under the Annual Bonus Plan for 2013 is on a pro rata basis for the period of time that he served as Chief Executive Officer of the Company in 2013.

(3)
Mr. Sanford's 2013 Actual Bonus was based on his new salary due to his appointment as interim Chief Financial Officer on November 5, 2013, but his existing 2013 Target Bonus as a Percentage of Base Salary.

        For 2014, under the Annual Bonus Plan, the Compensation Committee determined that our Chief Executive Officer, interim Chief Financial Officer, Senior Vice Presidents (or the functional equivalent) and Vice Presidents would be eligible to receive target and maximum cash bonuses of up to 80%, 40%,

50% and 40% of their base salaries, respectively. The table below provides the target and maximum bonuses for each named executive officer who is participating in the Annual Bonus Plan for 2014:

Name	2014 Target Bonus as a Percentage of Base Salary	2014 Target Bonus ($)	2014 Maximum Bonus as a Percentage of Base Salary	2014 Maximum Bonus ($)
Seth H. Z. Fischer	80%	520,000	80%	520,000
Svai S. Sanford	40%	140,000	40%	140,000
John L. Slebir	50%	212,500	50%	212,500
Wesley W. Day, Ph.D.	40%	172,920	40%	172,920
Guy P. Marsh	50%	188,650	50%	188,650

  Equity Compensation

        We award equity compensation to our named executive officers based on the performance of the named executive officer and guidelines related to each named executive officer's position in the Company. We determine our stock option and restricted stock unit guidelines based on information derived from our Compensation Committee's and management's experience. With respect to our named executive officers, we also utilize an internally generated comparison of companies and third party survey of companies in our industry, which was developed with information provided by Radford. Specifically, we utilize the Comparison Data to modify and adjust our stock option and restricted stock unit guidelines. We typically base awards to newly hired employees on these guidelines, and we base awards to continuing employees on these guidelines along with an employee's performance for the prior fiscal year. In determining the amount of awards, we generally do not consider an employee's current equity ownership in the Company or the prior awards that are fully vested. Rather, we evaluate each employee's awards based on the factors described above and competitive market factors in our industry.

        Our stock option awards typically vest over a four year period subject to the continued service of the employee to the Company. Twenty-five percent of the shares typically vest on the first anniversary of the option award, with the remaining shares vesting monthly in equal amounts over the remainder of the vesting period. Our restricted stock unit awards typically vest over a four year period subject to the continued service of the employee to the Company. Twenty-five percent of the shares typically vest on the annual anniversary of the restricted stock unit award. We believe this vesting arrangement encourages our employees to continue service to the Company for a longer period of time and remain focused on our multi-year long-term drug development and commercialization programs.

        Timing of Equity Awards.    Our Compensation Committee typically makes award decisions for employees at its first meeting in each fiscal year. We believe annual awards at this time allow the Compensation Committee to consider a number of factors related to the stock option award and restricted stock unit award decisions, including corporate performance for the prior fiscal year, employee performance for the prior fiscal year and expectations for the upcoming fiscal year. With respect to newly hired employees, our practice is typically to make stock option awards at the first meeting of the Compensation Committee following the employee's hire date. We do not plan or time our stock option awards in coordination with the release of material non-public information for the purpose of affecting the value of executive compensation.

        Allocation of Equity Compensation.    In 2013, we granted stock options to purchase 4,166,292 shares of our Common Stock, of which stock options to purchase a total of 2,840,000 shares were awarded to executives, representing approximately 68% of all awards in 2013. Our Compensation Committee does not apply a formula for allocating stock options and restricted stock units to named executive officers. Instead, our Compensation Committee considers the role and responsibilities of the named executive officers, competitive factors, the non-equity compensation received by the named executive officers and the total number of options and restricted stock units to be granted in the fiscal year.

        Type of Equity Awards.    Under our 2010 Equity Incentive Plan, we may award incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees, and we may award nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to our employees, directors and consultants. In 2013, the primary form of equity compensation that we awarded consisted of incentive and nonstatutory stock options. In 2014, we began awarding restricted stock units, as well as stock options.

        Equity Awards in 2013.    In January 2013, our Compensation Committee reviewed equity compensation for our then-serving named executive officers. The Compensation Committee reviewed the Comparison Data and the individual performance of such executive officers during the prior calendar year. Following the Compensation Committee's review, all of our then-serving named executive officers received stock options as reflected in the 2013 Grants of Plan Based Awards Table below.

Retirement Savings Plan

        We maintain a 401(k) retirement savings plan for the benefit of our eligible employees. Employees may elect to contribute their compensation up to the statutorily prescribed limit. We currently match employee contributions up to a maximum of 4% of an employee's salary per pay period. In 2013, the employer-match contribution limit was $9,800 per employee.

Employment Agreements

        Seth H. Z. Fischer, our Chief Executive Officer, entered into an employment agreement with the Company on September 3, 2013, which we refer to herein as the Employment Agreement. Mr. Fischer's Employment Agreement has an initial term of four years, renewing annually thereafter unless either party provides notice of non-renewal. The Employment Agreement provides for:

  •
  A base salary subject to annual review and adjustment by the Board or the Compensation Committee, which was set by the Compensation Committee at $650,000;

  •
  Eligibility to receive an annual cash incentive payment for the achievement of performance goals established by the Board or the Compensation Committee, with an incentive target of not less than 80% of Mr. Fischer's base salary;

  •
  A one-time stock option grant to purchase 1,000,000 shares of our Common Stock, with an exercise price equal to the fair market value of our Common Stock on the grant date, of which 1/36th of the total number of shares subject to the option shall vest each month, subject to Mr. Fischer's continued service to the Company on such dates;

  •
  Housing assistance and related benefits of up to $50,000 and a car allowance;

  •
  In the event Mr. Fischer decides not to enroll in our medical plan, we will provide Mr. Fischer $15,000 annually, payable in equal monthly installments during the term of his employment for such medical benefits;

  •
  If Mr. Fischer's employment is terminated at any time prior to June 3, 2014 either (i) by the Company other than for Cause (as defined in the Employment Agreement), non-renewal or due to Mr. Fischer's death or Disability (as defined in the Employment Agreement) or (ii) voluntarily by Mr. Fischer for Good Reason (as defined in the Employment Agreement), then Mr. Fischer will be entitled to receive severance benefits as follows: (i) monthly severance payments for a six month severance period following termination equal to Mr. Fischer's monthly base salary immediately prior to employment termination (determined after disregarding any reduction in base salary that constitutes Good Reason); (ii) monthly severance payments during the six month severance period equal to 1/12th of Mr. Fischer's target bonus for the fiscal year in which the termination occurs; (iii) a lump sum cash payment equal to the prorated amount of Mr. Fischer's target bonus for the fiscal year in which the termination occurs; and (iv) the unpaid portion of the annual bonus, if any, relating to any year prior to the calendar year of Mr. Fischer's termination of employment;

  •
  If Mr. Fischer's employment is terminated at any time on or after June 3, 2014 either (i) by the Company other than for Cause, non-renewal or due to Mr. Fischer's death or Disability or (ii) voluntarily by Mr. Fischer for Good Reason, then Mr. Fischer will be entitled to receive severance benefits as follows: (i) monthly severance payments during the 12 month severance period equal to Mr. Fischer's monthly base salary immediately prior to employment termination; (ii) monthly severance payments during the 12 month severance period equal to 1/12th of Mr. Fischer's target bonus for the fiscal year in which the termination occurs; (iii) a lump sum cash payment equal to the prorated amount of Mr. Fischer's target bonus for the fiscal year in which the termination occurs; and (iv) the unpaid portion of the annual bonus, if any, relating to any year prior to the calendar year of Mr. Fischer's termination of employment;

  •
  If the Company provides Mr. Fischer with written notice of non-renewal of his Employment Agreement, then Mr. Fischer will be entitled to receive severance benefits as follows: (i) monthly severance payments for a six month severance period following termination equal to Mr. Fischer's monthly base salary immediately prior to employment termination; (ii) monthly severance payments during the six month severance period equal to 1/12th of Mr. Fischer's target bonus for the fiscal year in which the termination occurs; (iii) a lump sum cash payment equal to the prorated amount of Mr. Fischer's target bonus for the fiscal year in which the termination occurs; and (iv) the unpaid portion of the annual bonus, if any, relating to any year prior to the calendar year of Mr. Fischer's termination of employment;

  •
  If Mr. Fischer's employment is terminated as a result of his death or Disability, then Mr. Fischer will be entitled to receive: (i) a lump sum cash payment equal to the prorated amount of Mr. Fischer's target bonus for the fiscal year in which the termination occurs; and (ii) the unpaid portion of the annual bonus, if any, relating to any year prior to the calendar year of Mr. Fischer's termination of employment; and

  •
  Upon the closing of a Change of Control (as defined in the Employment Agreement), the vesting and exercisability of the option award granted to Mr. Fischer will automatically vest in full and become exercisable.

        Under Mr. Fischer's Employment Agreement, a "Change of Control" occurs when:

  •
  any person becomes a beneficial owner, directly or indirectly, of securities of the Company representing 40% or more of the total voting power represented by the Company's then outstanding voting securities;

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

  •
  the stockholders of the Company approve a plan of complete liquidation of the Company;

  •
  the Company sells or disposes of all or substantially all of the Company's assets, provided that the licensing or sale of Qsymia/Qsiva and/or Avanafil or other products developed by the Company in any non-U.S. territory would not constitute a Change of Control; or

  •
  there is a change in the composition of the Board, as a result of which fewer than a majority of the directors are "Incumbent Directors." Incumbent Directors are directors who are either (i) directors of the Company as of September 3, 2013, or (ii) are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination. An individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of the Company's directors is not considered an Incumbent Director.

        Leland F. Wilson, our former Chief Executive Officer, initially entered into an employment agreement with the Company on December 20, 2007. On January 25, 2013, our Compensation Committee approved the fourth amendment to Mr. Wilson's employment agreement, extending the term until June 1, 2014. Mr. Wilson's employment agreement, as amended, provided for:

  •
  A base salary subject to annual review and adjustment by the Board or the Compensation Committee, which was set by the Compensation Committee at $738,000 for 2013;

  •
  Eligibility to receive an annual cash incentive payment for the achievement of performance goals established by the Board or the Compensation Committee, with an incentive target of not less than 45% of Mr. Wilson's base salary, which had been subsequently increased by the Compensation Committee to 60% for 2013;

  •
  Eligibility to receive annual performance grants under our stock option performance program, with any determinations relating to such grants to be made in the sole discretion of the Board or the Compensation Committee;

  •
  In the event that Mr. Wilson's employment agreement is not renewed and such reason for non-renewal is for reasons other than Cause, Mr. Wilson's employment with the Company is terminated without Cause or Mr. Wilson resigns for Good Reason (as those terms are defined in Mr. Wilson's employment agreement), other than as a result of a Change of Control (as defined in Mr. Wilson's employment agreement), and subject to Mr. Wilson signing a release of claims in favor of the Company, the payment of (i) a lump sum payment equal to 15 months of Mr. Wilson's base salary, as in effect at the time of termination; (ii) a lump sum payment equal to the pro-rated amount of Mr. Wilson's target annual incentive for the year in which termination occurs; (iii) up to 12 months of reimbursement for premiums paid for COBRA coverage; and (iv) full acceleration with respect to Mr. Wilson's outstanding unvested equity awards with an exercise period equal to the later of 12 months from termination of employment or 12 months from termination of service from the Board. In the event Mr. Wilson's employment agreement is not renewed and a Change of Control occurs during the period commencing on the date that the Company notifies Mr. Wilson of the non-renewal and ending on Mr. Wilson's termination date, then in lieu of the benefits provided upon non-renewal, Mr. Wilson will be entitled to receive the benefits to be received for a termination In Connection with a Change of Control (as defined in Mr. Wilson's employment agreement);

  •
  In the event that Mr. Wilson's employment with the Company is terminated without Cause or resignation for Good Reason In Connection with a Change of Control, and subject to Mr. Wilson signing a release of claims in favor of the Company, the payment of (i) a lump sum payment equal to 24 months of Mr. Wilson's base salary, as in effect at the time of termination; (ii) a lump sum payment equal to 200% of Mr. Wilson's target annual incentive for the year in which termination occurs; (iii) up to 24 months of reimbursement for premiums paid for COBRA coverage; (iv) outplacement services with a total value not to exceed $20,000; and

    (v) full acceleration with respect to Mr. Wilson's outstanding unvested equity awards with an exercise period equal to the later of 12 months from termination of employment or 12 months from termination of service from the Board;

  •
  In the event that Mr. Wilson's employment with the Company is terminated voluntarily by Mr. Wilson due to his retirement, such termination is without cause, and subject to Mr. Wilson providing the Company with written notice of his retirement at least 90 days prior to his retirement and his signing a release of claims in favor of the Company, the payment of (i) a lump sum payment equal to 21 months of Mr. Wilson's base salary, as in effect at the time of retirement; (ii) a lump sum payment equal to 100% of the average annual incentive received by Mr. Wilson over the three year period prior to his retirement; (iii) up to 12 months of reimbursement for premiums paid for COBRA coverage; and (iv) full acceleration with respect to Mr. Wilson's outstanding unvested equity awards with an exercise period equal to the later of 12 months from termination of employment or 12 months from termination of service from the Board. The Company's obligation to provide Mr. Wilson with benefits upon retirement is conditioned on an appropriate successor to Mr. Wilson having been identified and the Board's determination that the transition to the successor has been successfully accomplished. In the event a Change of Control occurs during the period commencing on the date that Mr. Wilson provides the Company with written notice of his retirement and ending on Mr. Wilson's termination date, then in lieu of the benefits provided upon retirement, Mr. Wilson will be entitled to receive the benefits to be received for a termination In Connection with a Change of Control;

  •
  In the event that Mr. Wilson's employment is terminated due to Mr. Wilson's death or Disability (as defined in Mr. Wilson's employment agreement), the payment of (i) a lump sum payment equal to the current year's annual cash incentive pro-rated to the date of termination; (ii) up to 12 months of reimbursement for premiums paid for COBRA coverage; and (iii) full acceleration with respect to Mr. Wilson's outstanding unvested equity awards with an exercise period equal to the later of 12 months from termination of employment or 12 months from termination of service from the Board;

  •
  An agreement by Mr. Wilson not to solicit any employee of the Company for employment other than at the Company, not to compete with the Company and not to disparage the Company, in each case during the term of his employment with the Company or until such time as he is no longer receiving payments with respect to his base salary from the Company; and

  •
  The reimbursement by the Company of reasonable and actual legal expenses incurred by Mr. Wilson in connection with the negotiation, preparation and execution of Mr. Wilson's employment agreement.

        Under Mr. Wilson's employment agreement, a "Change of Control" occurs when:

  •
  any person becomes a beneficial owner, directly or indirectly, of securities of the Company representing 15% or more of the total voting power represented by the Company's then outstanding voting securities without the approval of the Board;

  •
  a merger or consolidation occurs, whether or not approved by the Board, other than a merger or consolidation which results in the outstanding voting securities of the Company immediately prior to the merger or consolidation to represent more than 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or

  •
  there is a change in the composition of the Board, as a result of which fewer than a majority of the directors are "Incumbent Directors." Incumbent Directors are directors who are either (i) directors of the Company as of June 1, 2007, or (ii) are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination. An individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of the Company's directors is not considered an Incumbent Director.

        Mr. Wilson resigned as Chief Executive Officer, effective July 19, 2013, in connection with the Settlement Agreement. Please see "Executive Compensation—Potential Payments Upon Termination or Change of Control for each Named Executive Officer" for a description of the payments made to Mr. Wilson in connection with his resignation and "Certain Relationships and Related Transactions, and Director Independence—Review, Approval or Ratification of Transactions with Related Parties" for a description of the Settlement Agreement.

        Anthony P. Zook, our former Chief Executive Officer, did not have an employment agreement providing for certain benefits in the event of a termination or change of control.

Change of Control Benefits

        A description of the change of control benefits given to our named executed officers and a table showing potential payments upon termination or change of control of our named executive officers are set forth herein beginning on page 32 of this Amendment.

Perquisites and Other Benefits

        We annually review the perquisites that our named executive officers receive. In addition to the short-term and long-term disability insurance plans offered to all of our employees, including all of our named executive officers, we provided an additional long-term disability insurance plan for our former Chief Executive Officer, Leland F. Wilson. In 2013, we also offered all of our named executive officers a supplemental medical reimbursement coverage plan which allowed our named executive officers to receive reimbursement for eligible out of pocket medical expenses. In 2014, we discontinued the use of this supplemental medical reimbursement coverage plan.

Compensation Process

        The Compensation Committee reviews and approves the salaries and incentive compensation of our named executive officers and non-employee directors and reviews and approves all new hire stock option awards to employees. In addition, the Compensation Committee approves stock option awards and restricted stock unit awards for all employees as part of our annual performance review process. The Compensation Committee approves a pool of equity awards for employees who are not executive officers, and the Chief Executive Officer distributes this pool in his discretion and based on the performance of each individual. The agendas for meetings of the Compensation Committee are prepared by the Compensation Committee Chairman in consultation with management. Our Chief Executive Officer, interim Chief Financial Officer, and General Counsel typically attend the meetings of the Compensation Committee, but the Chief Executive Officer, the interim Chief Financial Officer and the General Counsel do not participate in deliberations relating to their own compensation. In rendering its decisions, the Compensation Committee considers the recommendations of the Chief Executive Officer, with input by the interim Chief Financial Officer and the General Counsel, the information regarding comparably sized companies in the biotechnology and pharmaceutical industries in the United States and its collective experience with other companies. Additionally, the Compensation Committee considers data and information provided by Radford. The Compensation Committee generally reviews the performance and compensation of the Chief Executive Officer and interim Chief Financial Officer annually.

        Our Compensation Committee also works with our Chief Executive Officer and interim Chief Financial Officer in evaluating the financial, accounting, tax and retention implications of our various compensation programs.

Effect of Accounting and Tax Treatment on Compensation Decisions

        Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes a limit on the amount of compensation that we may deduct in any one year with respect to our Chief Executive Officer and each of our next three most highly compensated executive officers, unless certain specific criteria are satisfied. While we consider the deductibility of compensation when making our compensation decisions, we believe that it is important to maintain the flexibility to compensate our executives in a manner we believe will promote our corporate goals and be in the best interests of our stockholders. Our Compensation Committee therefore has not adopted a policy requiring all compensation to be deductible.

Executive Time Off

        All of our full-time employees, including our named executive officers, receive up to seven weeks of vacation each year, based upon the length of service. Mr. Wilson, our former Chief Executive Officer, was entitled to receive seven weeks of vacation each year, and Mr. Fischer, our Chief Executive Officer, is entitled to receive four weeks of vacation each year. Unused vacation carries over to the following year and may accumulate up to three weeks at any time. Upon termination, all employees are paid their accrued benefit that existed as of the date of such termination. Additionally, all employees receive two personal days and eight sick days each year. Personal days expire if unused as of the end of the calendar year, but all employees are paid their accrued benefit of any unused personal days as of the date of termination. Sick days expire if unused as of the date of termination or the end of the calendar year.

2013 Summary Compensation Table

        The following table presents information for our fiscal year ended December 31, 2013 concerning the total compensation paid to or accrued for our Chief Executive Officer, interim Chief Financial Officer, former Chief Executive Officers and Chief Financial Officer, and each of our six other most highly compensated executive officers. We refer to these executive officers as our "named executive officers" below.

Name and Principal Position	Year	Salary($)(1)	Option Awards($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total($)
Seth H. Z. Fischer(5)	2013	212,083	7,991,558	104,000	15,965	8,323,606
Chief Executive Officer and
Director
Svai S. Sanford(6)	2013	274,843	124,656	57,000	10,300	466,799
Interim Chief Financial
Officer and Chief
Accounting Officer
John L. Slebir	2013	398,788	592,670	95,700	17,217	1,104,375
Senior Vice President, Business	2012	360,750	421,724	183,081	16,810	982,365
Development and General	2011	315,000	1,025,189	93,713	10,050	1,443,952
Counsel and Secretary
Wesley W. Day, Ph.D.	2013	419,664	423,335	100,000	21,779	964,778
Vice President, Clinical	2012	404,495	421,724	205,281	17,566	1,049,066
Development	2011	354,432	301,527	105,444	13,497	774,900
Guy P. Marsh	2013	369,887	931,337	81,000	12,454	1,394,678
Vice President, U.S.	2012	340,419	759,101	197,443	17,126	1,314,089
Operations and General	2011	326,541	482,442	111,024	10,050	930,057
Manager
Michael P. Miller(7)	2013	407,964	762,003	—	7,553	1,177,520
Former Senior Vice President and	2012	394,076	759,101	228,564	7,158	1,388,899
Chief Commercial Officer	2011	349,826	328,062	118,941	8,531	805,360
Timothy E. Morris(8)	2013	485,006	931,337	—	1,684,727	3,101,070
Former Senior Vice President	2012	433,563	759,101	251,466	23,297	1,467,427
Finance and Global	2011	410,963	482,442	139,727	21,412	1,054,544
Corporate Development
and Chief Financial Officer
Lee B. Perry(9)	2013	284,560	592,670	—	1,038,107	1,915,337
Former Vice President and
Chief Accounting Officer
Peter Y. Tam(10)	2013	491,054	1,185,337	—	2,097,799	3,774,190
Former President and Director	2012	545,012	894,053	395,134	12,189	1,846,388
	2011	501,012	603,052	212,930	16,261	1,333,255
Leland F. Wilson(11)	2013	459,355	1,662,907	—	2,453,237	4,575,499
Former Chief Executive Officer	2012	738,000	2,742,717	405,900	11,777	3,898,394
and Director	2011	710,000	1,300,998	331,925	18,096	2,361,019
Anthony P. Zook(12)	2013	111,359	8,625,680	—	2,958	8,739,997
Former Chief Executive Officer
and Director

(1)
The amounts in this column include payments in respect of accrued vacation, holidays and sick days.

(2)
The amounts included in the "Option Awards" column do not reflect compensation actually received by the named executive officer but represent the grant date fair value computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. See also the 2013 Grants of Plan Based Awards table below for information on option awards made in 2013.

(3)
The amounts for fiscal year 2013 in this column consist of cash bonus payments under the Annual Bonus Plan approved by the Compensation Committee in January 2014. Please see "Compensation Discussion and Analysis" above for a description of the Annual Bonus Plan.

(4)
The amounts in this column include (i) contributions made by the Company under its 401(k) Plan; (ii) premiums and contributions made by the Company under its supplemental medical reimbursement coverage plan; (iii) a premium for the long term disability insurance plan on behalf of Mr. Wilson; (iv) severance payments under Mr. Wilson's employment agreement with the Company and under the Amended and Restated Change of Control and Severance Agreement by and between the Company and Messrs. Morris, Perry and Tam, effective as of July 1, 2013; (v) reimbursement for lodging expenses in Mountain View, CA; and (vi) excess medical waiver reimbursement, as provided in the table immediately following the footnotes to the 2013 Summary Compensation Table.

(5)
Mr. Fischer became our Chief Executive Officer on September 3, 2013, upon the resignation of Mr. Zook. Compensation shown was earned in 2013 and not annualized.

(6)
Mr. Sanford became our interim Chief Financial Officer on November 5, 2013 and our Chief Accounting Officer on December 16, 2013. Prior to November 5, 2013, Mr. Sanford served as our Corporate Controller during 2013. Compensation shown was earned in 2013 and not annualized.

(7)
Mr. Miller's role as Senior Vice President and Chief Commercial Officer ended on January 16, 2014, and his employment terminated with the Company, effective February 14, 2014.

(8)
Mr. Morris' role as Senior Vice President Finance and Global Corporate Development and Chief Financial Officer ended on November 4, 2013, and his employment terminated with the Company, effective December 31, 2013.

(9)
Mr. Perry's role as Vice President and Chief Accounting Officer ended on December 16, 2013, and his employment terminated with the Company, effective December 31, 2013.

(10)
Mr. Tam resigned as President, effective October 12, 2013, in connection with the Settlement Agreement. Compensation shown was earned in 2013 and not annualized. Please see "Certain Relationships and Related Transactions, and Director Independence—Review, Approval or Ratification of Transactions with Related Parties" for a description of the Settlement Agreement.

(11)
Mr. Wilson resigned as Chief Executive Officer, effective July 19, 2013, in connection with the Settlement Agreement. Compensation shown was earned in 2013 and not annualized. Please see "Certain Relationships and Related Transactions, and Director Independence—Review, Approval or Ratification of Transactions with Related Parties" for a description of the Settlement Agreement.

(12)
Mr. Zook was our Chief Executive Officer from July 19, 2013 through September 3, 2013. Compensation shown was earned in 2013 and not annualized.

Name	Year	401(k) Contributions ($)	Supplemental Medical Reimbursement Coverage Plan ($)	Long Term Disability Insurance Plan Premium ($)	Severance Payments ($)	Reimbursement for Lodging Expenses in Mountain View, CA ($)	Excess Medical Waiver Reimbursement ($)
Seth H. Z. Fischer	2013	4,333	—	—	—	8,507	3,125
Svai S. Sanford	2013	9,800	—	—	—	—	500
John L. Slebir	2013	9,800	7,417	—	—	—	—
	2012	9,800	7,010	—	—	—	—
	2011	9,800	250	—	—	—	—
Wesley W. Day, Ph.D.	2013	9,800	11,979	—	—	—	—
	2012	9,800	7,766	—	—	—	—
	2011	9,800	3,697	—	—	—	—
Guy P. Marsh	2013	9,800	2,654	—	—	—	—
	2012	9,800	7,326	—	—	—	—
	2011	9,800	250	—	—	—	—
Michael P. Miller	2013	7,303	250	—	—	—	—
	2012	6,908	250	—	—	—	—
	2011	6,766	1,765	—	—	—	—
Timothy E. Morris(a)	2013	9,800	18,297	—	1,656,630	—	—
	2012	9,800	13,497	—	—	—	—
	2011	9,800	11,612	—	—	—	—
Lee B. Perry(b)	2013	9,800	8,964	—	1,019,343	—	—
Peter Y. Tam(c)	2013	9,800	5,872	—	2,082,127	—	—
	2012	9,800	2,389	—	—	—	—
	2011	9,800	6,461	—	—	—	—
Leland F. Wilson(d)	2013	9,800	188	939	2,442,310	—	—
	2012	9,800	1,038	939	—	—	—
	2011	9,800	7,357	939	—	—	—
Anthony P. Zook	2013	—	—	—	—	2,958	—

(a)
The amounts in this row include severance payments triggered by the termination of employment following the change of control that occurred on July 19, 2013, as defined under the Amended and Restated Change of Control and Severance Agreement by and between the Company and Mr. Morris, effective as of July 1, 2013, which include (i) $910,482, representing 24 months of base salary, as in effect at the time of termination; (ii) $455,241, representing an amount equal to 1/12th of Mr. Morris' target annual incentive cash bonus for the year in which termination occurred, multiplied by 24; (iii) $227,621, representing a lump sum cash payment equal to the prorated amount of Mr. Morris' target annual incentive cash bonus for the year in which termination occurred; (iv) $43,286, representing the aggregate cost of premiums for 24 months of continued group health plan coverage under COBRA; and (v) outplacement services with a total value not to exceed $20,000.

(b)
The amounts in this row include severance payments triggered by the termination of employment following the change of control that occurred on July 19, 2013, as defined under the Amended and Restated Change of Control and Severance Agreement by and between the Company and Mr. Perry, effective as of July 1, 2013, which include (i) $600,020, representing 24 months of base salary, as in effect at the time of termination; (ii) $240,008, representing an amount equal to 1/12th of Mr. Perry's target annual incentive cash bonus for the year in which termination occurred, multiplied by 24; (iii) $120,004, representing a lump sum cash payment equal to the prorated amount of Mr. Perry's target annual incentive cash bonus for the year in which termination occurred; (iv) $39,311, representing the aggregate cost of premiums for 24 months of continued group health plan coverage under COBRA; and (v) outplacement services with a total value not to exceed $20,000.

(c)
The amounts in this row include severance payments triggered by the termination of employment following the change of control that occurred on July 19, 2013, as defined under the Amended and Restated Change of Control and Severance Agreement by and between the Company and Mr. Tam, effective as of July 1, 2013, which include (i) $1,155,426, representing 24 months of base salary, as in effect at the time of termination;

  (ii) $635,484, representing an amount equal to 1/12th of Mr. Tam's target annual incentive cash bonus for the year in which termination occurred, multiplied by 24; (iii) $238,307, representing a lump sum cash payment equal to the prorated amount of Mr. Tam's target bonus; (iv) $32,910, representing the aggregate cost of premiums for 24 months of continued group health plan coverage under COBRA; and (v) outplacement services with a total value not to exceed $20,000.

(d)
The amounts in this row include severance payments triggered by the termination of employment following the change of control on July 19, 2013, as defined under the employment agreement by and between the Company and Mr. Wilson dated December 20, 2007, as amended on various dates, the most recent being the fourth amendment on January 25, 2013, which include (i) a lump sum payment of $1,476,000 equal to 24 months of Mr. Wilson's base salary, as in effect at the time of termination; (ii) a lump sum payment of $885,600 equal to 200% of Mr. Wilson's target annual incentive bonus for the year in which termination occurred; (iii) $60,710, representing the aggregate cost of premiums for 24 months of continued group health plan coverage under COBRA; and (v) outplacement services with a total value not to exceed $20,000.

2013 Grants of Plan Based Awards

        The following table provides information with regard to each grant of an award made to a named executive officer under any plan during the fiscal year ended December 31, 2013.

						Exercise or Base Price of Option Awards ($/Sh)(2)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)
					Number of Securities Underlying Options(#)		Grant Date Fair Value of Option Awards($)
	Grant Date
Name		Threshold($)	Target($)	Maximum($)
Seth H. Z. Fischer
Stock Options	9/3/13	—	—	—	1,000,000	12.90	7,991,558
Annual Bonus Plan	—	0	520,000	650,000	—	—	—
Svai S. Sanford
Stock Options	1/25/13	—	—	—	15,000	12.39	124,657
Annual Bonus Plan	—	0	105,000	131,250	—	—	—
John L. Slebir
Stock Options	1/25/13	—	—	—	70,000	12.39	592,670
Annual Bonus Plan	—	0	159,515	199,394	—	—	—
Wesley W. Day, Ph.D.
Stock Options	1/25/13	—	—	—	50,000	12.39	423,335
Annual Bonus Plan	—	0	167,866	209,832	—	—	—
Guy P. Marsh
Stock Options	1/25/13	—	—	—	110,000	12.39	931,337
Annual Bonus Plan	—	0	184,944	231,179	—	—	—
Michael P. Miller(3)
Stock Options	1/25/13	—	—	—	90,000	12.39	762,003
Annual Bonus Plan	—	0	203,935	254,918	—	—	—
Timothy E. Morris(4)
Stock Options	1/25/13	—	—	—	110,000	12.39	931,337
Annual Bonus Plan	—	0	227,621	284,526	—	—	—
Lee B. Perry(5)
Stock Options	1/25/13	—	—	—	70,000	12.39	592,670
Annual Bonus Plan	—	0	120,004	150,005	—	—	—
Peter Y. Tam(6)
Stock Options	1/25/13	—	—	—	140,000	12.39	1,185,337
Annual Bonus Plan	—	0	317,742	397,178	—	—	—
Leland F. Wilson(7)
Stock Options	1/25/13	—	—	—	200,000	12.39	1,662,907
Annual Bonus Plan	—	0	442,800	553,500	—	—	—
Anthony P. Zook(8)
Stock Options	7/25/13	—	—	—	1,000,000	13.70	8,625,680
Annual Bonus Plan	—	—	—	—	—	—	—

(1)
The row entitled "Annual Bonus Plan" for each respective named executive officer, with the exception of Mr. Zook, in the table above reflects the threshold, target and maximum value of a cash bonus award to each respective named executive officer in 2013 under the Annual Bonus Plan approved by the Compensation Committee in January 2014. The cash bonus award amounts actually paid under the Annual Bonus Plan to the named executive officers in 2013 are shown in the Summary Compensation Table for 2013 under the heading "Non-Equity Incentive Plan Compensation" and under the heading "All Other Compensation" and the accompanying footnotes. Please see "Compensation Discussion and Analysis" above for a description of the Annual Bonus Plan.

(2)
Stock options are granted at an exercise price equal to the fair market value of the Company's Common Stock, as determined by reference to the closing price reported by the NASDAQ Global Market on the date of grant.

(3)
Mr. Miller's role as Senior Vice President and Chief Commercial Officer ended on January 16, 2014, and his employment terminated with the Company, effective February 14, 2014. Mr. Miller did not receive a cash bonus award under the Annual Bonus Plan for 2013, as shown in the Summary Compensation Table for 2013 under the heading "Non-Equity Incentive Plan Compensation."

(4)
Mr. Morris' role as Senior Vice President Finance and Global Corporate Development and Chief Financial Officer ended on November 4, 2013, and his employment terminated with the Company, effective December 31, 2013. Mr. Morris was paid 100% of his target bonus amount for fiscal year 2013 as shown in the Summary Compensation Table for 2013 under the heading "All Other Compensation" and the accompanying footnote.

(5)
Mr. Perry's role as Vice President and Chief Accounting Officer ended on December 16, 2013, and his employment terminated with the Company, effective December 31, 2013. Mr. Perry was paid 100% of his target bonus amount for fiscal year 2013 as shown in the Summary Compensation Table for 2013 under the heading "All Other Compensation" and the accompanying footnote.

(6)
Mr. Tam resigned as President, effective October 12, 2013, in connection with the Settlement Agreement. Mr. Tam was paid a pro-rata share representing 75% of his target bonus amount for fiscal year 2013 as shown in the Summary Compensation Table for 2013 under the heading "All Other Compensation" and the accompanying footnote. Please see "Certain Relationships and Related Transactions, and Director Independence—Review, Approval or Ratification of Transactions with Related Parties" for a description of the Settlement Agreement.

(7)
Mr. Wilson resigned as Chief Executive Officer, effective July 19, 2013, in connection with the Settlement Agreement. Mr. Wilson was paid a lump sum payment equal to 200% of his target annual incentive bonus for fiscal year 2013 as shown in the Summary Compensation Table for 2013 under the heading "All Other Compensation" and the accompanying footnote. Please see "Certain Relationships and Related Transactions, and Director Independence—Review, Approval or Ratification of Transactions with Related Parties" for a description of the Settlement Agreement.

(8)
Mr. Zook was appointed as Chief Executive Officer on July 22, 2013 in connection with the Settlement Agreement and resigned from the position, effective September 3, 2013. Mr. Zook was not a participant under the Annual Bonus Plan for 2013. Please see "Certain Relationships and Related Transactions, and Director Independence—Review, Approval or Ratification of Transactions with Related Parties" for a description of the Settlement Agreement.

 Outstanding Equity Awards at Fiscal Year-End

        The following table presents certain information concerning the outstanding equity awards held as of December 31, 2013 by each named executive officer.

	Option Awards
	Number of Securities Underlying Unexercised Options(#)(1)
			Option Exercise Price($)(2)	Option Expiration Date(3)
Name	Exercisable	Unexercisable
Seth H. Z. Fischer	83,333	916,667	12.90	9/3/2020
Svai S. Sanford	12,395	22,605	22.63	9/7/2022
	—	15,000	12.39	1/25/2023
John L. Slebir	3,750	—	6.39	9/4/2019
	166,250	—	8.74	1/21/2021
	50,000	—	12.04	1/27/2022
	70,000	—	12.39	1/25/2023
Wesley W. Day, Ph. D.	100,000	—	6.05	1/25/2018
	100,000	—	4.23	1/23/2019
	40,000	—	8.91	1/22/2020
	50,000	—	8.74	1/21/2021
	50,000	—	12.04	1/27/2022
	50,000	—	12.39	1/25/2023
Guy P. Marsh	15,893	—	6.05	1/25/2018
	22,918	—	4.23	1/23/2019
	45,000	—	8.91	1/22/2020
	80,000	—	8.74	1/21/2021
	90,000	—	12.04	1/27/2022
	110,000	—	12.39	1/25/2023
Michael P. Miller(4)	325,000	—	10.19	4/30/2020
	54,400	—	8.74	1/21/2021
	90,000	—	12.04	1/27/2022
	90,000	—	12.39	1/25/2023
Timothy E. Morris(5)	150,000	—	6.05	1/25/2018
	139,346	—	4.23	1/23/2019
	80,000	—	8.91	1/22/2020
	80,000	—	8.74	1/21/2021
	90,000	—	12.04	1/27/2022
	110,000	—	12.39	1/25/2023
Lee B. Perry(6)	22,918	—	4.23	1/23/2019
	19,168	—	8.91	1/22/2020
	36,459	—	8.74	1/21/2021
	50,000	—	12.04	1/27/2022
	70,000	—	12.39	1/25/2023
Peter Y. Tam(7)	41,256	—	4.25	1/29/2017
	150,000	—	6.05	1/25/2018
	250,000	—	4.23	1/23/2019
	200,000	—	7.90	10/30/2019
	100,000	—	8.91	1/22/2020
	100,000	—	8.74	1/21/2021
	106,000	—	12.04	1/27/2022
	140,000	—	12.39	1/25/2023

	Option Awards
	Number of Securities Underlying Unexercised Options(#)(1)
			Option Exercise Price($)(2)	Option Expiration Date(3)
Name	Exercisable	Unexercisable
Leland F. Wilson(8)	341,000	—	12.04	1/27/2022
	200,000	—	12.39	1/25/2023
Anthony P. Zook(9)	—	1,000,000	13.70	7/25/2020

(1)
The stock options outstanding generally vest, subject to the employee's continued service to the Company, with respect to 25% of the options upon the one year anniversary of the grant date and 1/36th of the remaining options vesting each month thereafter, with full vesting occurring on the fourth anniversary of the date of grant. The options granted to Mr. Zook would have vested, had he not resigned from the Company, with respect to 1/3rd of the option on the one year anniversary of the grant date and 1/24th of the remaining options vesting each month thereafter, with full vesting occurring on the third anniversary of the date of grant. Mr. Fischer's option grant provides for monthly vesting of 1/36th of the total number of options granted, commencing after September 3, 2013, subject to his continued service to the Company.

(2)
Stock options are granted at an exercise price equal to the fair market value of our Common Stock, as determined by reference to the closing price reported by the NASDAQ Global Market on the date of grant.

(3)
With the exception of the options granted to Mr. Fischer and Mr. Zook which expire seven years from the date of grant, these options generally expire 10 years from the date of grant. These expiration dates reflect the original option expiration dates of each option, although the options granted to Messrs. Miller, Morris, Perry, Tam, Wilson and Zook expire sooner due to the earlier termination of their respective employment with the Company.

(4)
Mr. Miller's employment with the Company terminated on February 14, 2014. As a result, all of the vested and unexercised options held by Mr. Miller expire on February 14, 2015.

(5)
Mr. Morris' employment with the Company terminated on December 31, 2013. As a result, all of the vested and unexercised options held by Mr. Morris expire on December 31, 2014.

(6)
Mr. Perry's employment with the Company terminated on December 31, 2013. As a result, all of the vested and unexercised options held by Mr. Perry expire on December 31, 2014.

(7)
Mr. Tam's employment with the Company terminated on October 12, 2013. As a result, all of the vested and unexercised options held by Mr. Tam expire on October 12, 2014.

(8)
Mr. Wilson's employment with the Company terminated on July 19, 2013. As a result, all of the vested and unexercised options held by Mr. Wilson expire on July 19, 2014.

(9)
Mr. Zook's employment with the Company terminated on September 3, 2013. Mr. Zook had no vested options at the time of his resignation.

2013 Stock Option Exercises

        The following table shows the number of shares acquired pursuant to the exercise of stock options by each named executive officer during the fiscal year ended December 31, 2013 and the aggregate dollar amount realized by the named executive officer upon exercise of the stock option.

Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)(1)
Timothy E. Morris	10,654	82,217
Peter Y. Tam	33,744	192,119
Leland F. Wilson	2,095,315	8,990,522

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

Potential Payments Upon Termination or Change of Control for each Named Executive Officer

        Based upon a hypothetical triggering date of December 31, 2013, the quantifiable benefits for each named executive officer upon the occurrence of certain specified events are set forth in the table below.

Executive benefits and payments upon termination:	Involuntary termination not for cause or by constructive termination not following a change of control($)	Benefits following a change of control($)	Involuntary termination not for cause or by constructive termination following a change of control($)	Written Notice of Non-Renewal of Employment Agreement($)	Death or Disability($)
Seth H. Z. Fischer(1)
Base salary	325,000	—	325,000	325,000	—
Bonus	433,333	—	433,333	433,333	173,333
Medical continuation	—	—	—	—	—
Outplacement services(2)	—	—	—	—	—
Value of accelerated stock options(3)	—	—	—	—	—
Svai S. Sanford
Base salary	201,923	—	201,923	—	—
Bonus	140,000	—	140,000	—	—
Medical continuation	45,000	—	45,000	—	—
Outplacement services(2)	10,000	—	10,000	—	—
Value of accelerated stock options(3)	—	—	—	—	—
John L. Slebir
Base salary	199,394	—	797,576	—	—
Bonus	239,273	—	478,546	—	—
Medical continuation	60,000	—	60,000	—	—
Outplacement services(2)	20,000	—	20,000	—	—
Value of accelerated stock options(4)	—	477,021	—	—	—

Executive benefits and payments upon termination:	Involuntary termination not for cause or by constructive termination not following a change of control($)	Benefits following a change of control($)	Involuntary termination not for cause or by constructive termination following a change of control($)	Written Notice of Non-Renewal of Employment Agreement($)	Death or Disability($)
Wesley W. Day, Ph.D.		—
Base salary	209,832	—	839,328	—	—
Bonus	251,798	—	503,597	—	—
Medical continuation	60,000	—	60,000	—	—
Outplacement services(2)	20,000	—	20,000	—	—
Value of accelerated stock options(4)	—	241,980	—	—	—
Guy P. Marsh
Base salary	184,944	—	739,774	—	—
Bonus	277,415	—	554,831	—	—
Medical continuation	60,000	—	60,000	—	—
Outplacement services(2)	20,000	—	20,000	—	—
Value of accelerated stock options(4)	—	433,312	—	—	—
Michael P. Miller(5)
Base salary	203,935	—	815,738	—	—
Bonus	305,902	—	611,804	—	—
Medical continuation	60,000	—	60,000	—	—
Outplacement services(2)	20,000	—	20,000	—	—
Value of accelerated stock options(4)	—	606,114	—	—	—
Timothy E. Morris(6)
Base salary	—	—	910,482	—	—
Bonus	—	—	682,862	—	—
Medical continuation	—	—	43,286	—	—
Outplacement services(2)	—	—	20,000	—	—
Value of accelerated stock options(4)	—	447,197	—	—	—
Lee B. Perry(7)
Base salary	—	—	600,020	—	—
Bonus	—	—	360,012	—	—
Medical continuation	—	—	39,311	—	—
Outplacement services(2)	—	—	20,000	—	—
Value of accelerated stock options(4)	—	267,571	—	—	—
Peter Y. Tam(8)
Base salary	—	—	1,155,426	—	—
Bonus	—	—	873,791	—	—
Medical continuation	—	—	32,910	—	—
Outplacement services(2)	—	—	20,000	—	—
Value of accelerated stock options(4)	—	651,527	—	—	—

Executive benefits and payments upon termination:	Involuntary termination not for cause or by constructive termination not following a change of control($)	Benefits following a change of control($)	Involuntary termination not for cause or by constructive termination following a change of control($)	Written Notice of Non-Renewal of Employment Agreement($)	Death or Disability($)
Leland F. Wilson(1)(9)
Base salary	—	—	1,476,000	—	—
Bonus	—	—	885,600	—	—
Medical continuation	—	—	60,710	—	—
Outplacement services(2)	—	—	20,000	—	—
Value of accelerated stock options(4)	—	1,264,447	—	—	—
Anthony P. Zook(1)
Base salary	—	—	—	—	—
Bonus	—	—	—	—	—
Medical continuation	—	—	—	—	—
Outplacement services(2)	—	—	—	—	—
Value of accelerated stock options(3)	—	—	—	—	—

(1)
Termination and change of control benefits for Seth H. Z. Fischer and Leland F. Wilson are set forth in their respective employment agreements. Please see "Compensation Discussion and Analysis—Employment Agreements" for details. With respect to Mr. Fischer, if his employment is terminated at any time on or after June 3, 2014 either (i) by the Company other than for Cause, non-renewal or due to his death or Disability or (ii) voluntarily by him for Good Reason, then he will be entitled to receive severance benefits as follows: (i) $650,000, representing monthly severance payments during the 12 month severance period equal to his monthly base salary immediately prior to employment termination; (ii) $520,000, representing monthly severance payments during the 12 month severance period equal to 1/12th of his target bonus for the fiscal year in which the termination occurs; (iii) a lump sum cash payment equal to the prorated amount of his target bonus for the fiscal year in which the termination occurs; and (iv) the unpaid portion of the annual bonus, if any, relating to any year prior to the calendar year of his termination of employment. Anthony P. Zook, our former Chief Executive Officer, did not have an employment agreement providing for certain benefits in the event of a termination or change of control.

(2)
Represents the aggregate value of reimbursable services from a third party firm. Such services may include, but are not limited to, transition advice, business coaching and career management advice.

(3)
Represents the aggregate value of the acceleration of vesting of the executive's unvested stock options based on the spread between the closing price of our Common Stock on December 31, 2013 of $9.08 and the exercise price of the stock options. Aggregate intrinsic value represents only the value for those stock options in which the exercise price of the option is less than the market value of our stock on December 31, 2013.

(4)
Pursuant to the terms of the Settlement Agreement, more than a majority of the members of the Company's Board resigned and new members were appointed. The change in the majority of the members of the Company's Board, effective July 19, 2013, triggered certain "change of control" benefits in accordance with the Amended and Restated Change of Control and Severance Agreements with certain of the Company's employees; specifically, all unvested stock options held by these employees automatically vested in full and became immediately exercisable. Accordingly, for Messrs. Slebir, Marsh, Miller, Morris, Perry, Tam, Wilson and Dr. Day, the amounts shown represent the aggregate value of the acceleration of vesting of the executive's unvested stock options based on the spread between the closing price of our Common Stock on July 19, 2013 of $13.67 and the exercise price of the stock options. Therefore, the aggregate intrinsic value represents only the value for those options in which the exercise price of the option is less than the market value of our stock on July 19, 2013. Please see "Certain Relationships and Related Transactions, and Director Independence—Review, Approval or Ratification of Transactions with Related Parties" for a description of the Settlement Agreement.

(5)
Mr. Miller's employment terminated, effective February 14, 2014, for Good Reason within 24 months following a Change of Control under the Amended and Restated Change of Control and Severance Agreement by and between the Company and Mr. Miller, effective as of July 1, 2013. Actual severance payments triggered by Mr. Miller's termination include (i) $815,738, representing monthly severance payments during the period from the date of Mr. Miller's termination until the date 24 months after the effective date of the termination (the "Severance Period") equal to the monthly salary that Mr. Miller was receiving immediately prior to the Change of Control; (ii) $203,935, representing monthly severance payments during the Severance Period equal to 1/12th of Mr. Miller's target bonus for the fiscal year in which the termination occurred for each month in which severance payments are made to Mr. Miller pursuant to (i) above; (iii) $43,286, representing potential amounts to be reimbursed to Mr. Miller of the total applicable premium cost for continued group health plan coverage under for a period of up to 24 months following Mr. Miller's termination of employment; and (iv) outplacement services with a total value not to exceed $20,000.

(6)
Mr. Morris' employment terminated, effective December 31, 2013, for Good Reason within 24 months following a Change of Control under the Amended and Restated Change of Control and Severance Agreement by and between the Company and Mr. Morris, effective as of July 1, 2013. Actual severance payments triggered by Mr. Morris' resignation include (i) $910,482, representing monthly severance payments during the period from the date of Mr. Morris' termination until the date 24 months after the effective date of the termination (the "Severance Period") equal to the monthly salary that Mr. Morris was receiving immediately prior to the Change of Control; (ii) $455,241, representing monthly severance payments during the Severance Period equal to 1/12th of Mr. Morris' target bonus for the fiscal year in which the termination occurred for each month in which severance payments are made to Mr. Morris pursuant to (i) above; (iii) $227,621, representing a lump sum cash payment equal to the prorated amount of Mr. Morris' target bonus for the fiscal year in which the termination occurred, calculated based on the number of months during such fiscal year in which Mr. Morris was employed by the Company; (iv) $43,286, representing potential amounts to be reimbursed to Mr. Morris of the total applicable premium cost for continued group health plan coverage under COBRA for a period of up to 24 months following Mr. Morris' termination of employment; and (v) outplacement services with a total value not to exceed $20,000.

(7)
Mr. Perry's employment terminated, effective December 31, 2013, for Good Reason within 24 months following a Change of Control under the Amended and Restated Change of Control and Severance Agreement by and between the Company and Mr. Perry, effective as of July 1, 2013. Actual severance payments triggered by Mr. Perry's resignation include (i) $600,020, representing monthly severance payments during the period from the date of Mr. Perry's termination until the date 24 months after the effective date of the termination (the "Severance Period") equal to the monthly salary that Mr. Perry was receiving immediately prior to the Change of Control; (ii) $240,008, representing monthly severance payments during the Severance Period equal to 1/12th of Mr. Perry's target bonus for the fiscal year in which the termination occurred for each month in which severance payments are made to Mr. Perry pursuant to (i) above; (iii) $120,004, representing a lump sum cash payment equal to the prorated amount of Mr. Perry's target bonus for the fiscal year in which the termination occurred, calculated based on the number of months during such fiscal year in which Mr. Perry was employed by the Company; (iv) $39,311, representing potential amounts to be reimbursed to Mr. Perry of the total applicable premium cost for continued group health plan coverage under COBRA for a period of up to 24 months following Mr. Perry's termination of employment; and (v) outplacement services with a total value not to exceed $20,000.

(8)
Mr. Tam tendered his resignation, effective October 12, 2013, in connection with the Settlement Agreement and for Good Reason within 24 months following a Change of Control under the Amended and Restated Change of Control and Severance Agreement by and between the Company and Mr. Tam, effective as of July 1, 2013. Actual severance payments triggered by Mr. Tam's resignation include (i) $1,155,426, representing monthly severance payments during the period from the date of Mr. Tam's termination until the date 24 months after the effective date of the termination (the "Severance Period") equal to the monthly salary that Mr. Tam was receiving immediately prior to the Change of Control; (ii) $635,484, representing monthly severance payments during the Severance Period equal to 1/12th of Mr. Tam's target bonus for the fiscal year in which the termination occurs for each month in which severance payments are made to Mr. Tam pursuant to (i) above; (iii) $238,307, representing a lump sum cash payment equal to the prorated amount of Mr. Tam's target bonus for the fiscal year in which the termination occurs, calculated based on the number of months during such fiscal year in which Mr. Tam was employed by the Company; (iv) $32,910, representing potential amounts to be reimbursed to Mr. Tam of the total applicable premium cost for continued group health plan coverage under COBRA for a period of up to 24 months following Mr. Tam's termination of employment; and (v) outplacement services with a total value not to exceed $20,000. Please see "Certain Relationships and Related Transactions, and Director Independence—Review, Approval or Ratification of Transactions with Related Parties" for a description of the Settlement Agreement.

(9)
Mr. Wilson tendered his resignation, effective July 19, 2013, in connection with the Settlement Agreement. The termination of Mr. Wilson's employment in accordance with the Settlement Agreement was deemed, and treated in all respects as, a termination without Cause under Mr. Wilson's employment agreement. Actual severance payments triggered by the Change of Control included (i) a lump sum payment of $1,476,000 equal to 24 months of Mr. Wilson's base salary, as in effect at the time of termination; (ii) a lump sum payment of $885,600 equal to 200% of Mr. Wilson's target annual incentive bonus for the year in which termination occurred; (iii) $60,710, representing potential amounts to be reimbursed to Mr. Wilson of the total applicable premium cost for continued group health plan coverage under COBRA for a period of up to 24 months following Mr. Wilson's termination of employment; and (iv) outplacement services with a total value not to exceed $20,000. Please see "Certain Relationships and Related Transactions, and Director Independence—Review, Approval or Ratification of Transactions with Related Parties" for a description of the Settlement Agreement.

        The Compensation Committee believes that providing the Company's named executive officers protection against a termination of employment by the Company without cause or by a named executive officer for good reason is consistent with competitive practices and will help retain the Company's named executive officers and maintain leadership stability.

        The Compensation Committee also believes that providing our named executive officers with benefits upon a change of control is in the best interests of our stockholders because change of control benefits help reduce the potential reluctance of our named executive officers to pursue certain change of control transactions that create employment uncertainty. The change of control benefits are designed to help retain the Company's named executive officers and maintain a stable work environment by automatically vesting all equity awards held by the named executive officers immediately upon a change of control and providing certain other benefits in the event their employment is terminated without cause or within 24 months following a change of control for the other named executive officers. Benefits upon a change of control, other than automatic vesting of all equity awards, are provided only upon a "double-trigger" basis, which means that there must be both a change of control of the Company and a termination of the named executive officer's employment.

        Because of the so-called "parachute" tax imposed by the Internal Revenue Code Section 280G, we limit the change of control benefits of our named executive officers such that no taxes will be imposed under Section 280G. For our named executive officers, we have agreed that their severance benefits will be either (i) delivered in full, or (ii) delivered as to such lesser extent which would result in no portion of such severance benefits being subject to excise tax under Section 4999 of the Code, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the excise tax imposed by Section 4999, results in the receipt by the named executive officer on an after-tax basis of the greatest amount of severance benefits, notwithstanding that all or some portion of such severance benefits may be taxable under Section 4999 of the Code.

Termination and Change of Control Benefits for our Chief Executive Officer and Former Chief Executive Officers

        A description of the termination and change of control benefits for our Chief Executive Officer and former Chief Executive Officers is set forth in the section entitled "Compensation Discussion and Analysis—Employment Agreements."

Termination and Change in Control Benefits for our Interim Chief Financial Officer

        In July 2013, we entered into Participation Agreements to the VIVUS, Inc. Change in Control Severance Plan and Summary Plan Description, or the Change in Control Plan, with our employees, excluding employees who were also executive officers. On July 10, 2013, Svai S. Sanford entered into a Participation Agreement with respect to the Change in Control Plan, as Mr. Sanford was not an executive officer at that time. Mr. Sanford remains eligible for termination and change in control benefits under the Change in Control Plan.

        Pursuant to the Change in Control Plan, in the event the Company terminates Mr. Sanford's employment other than for Cause (as defined in the Change in Control Plan), or if Mr. Sanford terminates his employment for Good Reason (as defined in the Change in Control Plan), within 12 months following a Change in Control (as defined in the Change in Control Plan), Mr. Sanford will be entitled to the sum of (i) six months base salary, (ii) four weeks of his base salary multiplied by the numbers of years of employment with the Company and (iii) a prorated target bonus; provided that the aggregate severance payment cannot exceed 24 months of Mr. Sanford's base salary. Mr. Sanford will also be entitled to (i) 18 months of reimbursement for the expenses of continued COBRA coverage, (ii) outplacement assistance in an amount not to exceed $10,000 and (iii) all of the outstanding equity awards held by Mr. Sanford will automatically vest. Additionally, in the event Mr. Sanford is terminated by the Company without Cause in the absence of a Change in Control, Mr. Sanford will receive the benefits listed above, but in lieu of (iii) of the preceding sentence, Mr. Sanford's outstanding options will vest through his termination date as if such awards had vested on a monthly schedule through the date of termination.

        For purposes of the Change in Control Plan, a "Change in Control" occurs when:

  •
  any person is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 15% or more of the total voting power represented by the Company's then outstanding voting securities without the approval of the Board;

  •
  a merger or consolidation of the Company whether or not approved by the Board, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent more than 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation;

  •
  the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets; or

  •
  a change in the composition of the Board, as a result of which fewer than a majority of the directors are "Incumbent Directors." "Incumbent Directors" shall mean directors who either (A) are directors of the Company as of the date of the Change in Control, or (B) are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination (but will not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors to the Company).

Termination and Change of Control Benefits for our Other Named Executive Officers

        On July 5, 2013, we entered into an Amended and Restated Change of Control and Severance Agreement, effective July 1, 2013, with each of our executive officers, other than Messrs. Fischer, Sanford, Wilson and Zook, that provide for certain benefits in the event of a termination or change of control. A description of the termination and change of control benefits for these named executive officers, to whom we refer in this section as executive officers, is provided below.

        The Amended and Restated Change of Control and Severance Agreements provide that if an executive officer's employment with the Company is terminated without Cause or by the executive officer for Good Reason and the termination does not occur within 24 months after a Change of Control (as such terms are defined in the Amended and Restated Change of Control and Severance Agreements) of the Company, the executive officer will receive, subject to signing a release of claims in favor of the Company, (i) monthly severance payments during the period from the date of the executive officer's termination until the date that is six months after the effective date of termination or, for purposes of this paragraph only, the Six Month Severance Period, equal to the monthly salary the executive officer was receiving immediately prior to the termination date; (ii) monthly severance payments during the Six Month Severance Period equal to 1/12th of the executive officer's target bonus for the fiscal year in which the termination occurs for each month in which severance payments are made to the executive officer pursuant to (i) above; (iii) an additional pro-rated portion of the executive officer's target bonus; (iv) up to 24 months of reimbursement for premiums paid for COBRA coverage; (v) accelerated vesting of the executive officer's then-outstanding and unvested equity awards, to the extent that any of the then-unvested and outstanding shares of the Company's Common Stock subject to such equity awards otherwise would have vested through the date of the executive officer's termination of employment with the Company, had each such equity award been subject to a monthly vesting schedule; and (v) outplacement services with a total value not to exceed $20,000, to be provided during the Six Month Severance Period.

        The Amended and Restated Change of Control and Severance Agreements also provide that if an executive officer's employment with the Company is terminated by the Company without Cause or by the executive officer for Good Reason within 24 months after a Change of Control of the Company, the executive officer will receive, subject to signing a release of claims in favor of the Company, (i) monthly severance payments during the period from the date of the executive officer's termination until the date 24 months after the effective date of the termination, or for purposes of this paragraph only, the 24 Month Severance Period, equal to the monthly salary the executive officer was receiving immediately prior to the change of control; (ii) monthly severance payments during the 24 Month Severance Period equal to 1/12th of the executive officer's target bonus (as such term is defined in the Amended and Restated Change of Control and Severance Agreements) for the fiscal year in which the termination occurs for each month in which severance payments are made to the executive officer pursuant to (i) above; (iii) an additional pro-rated portion of the executive officer's target bonus; (iv) up to 24 months of reimbursement for premiums paid for COBRA coverage; and (v) outplacement services with a total value not to exceed $20,000. The Amended and Restated Change of Control and Severance Agreements for our executive officers also provide for the automatic vesting in full of all outstanding stock options held by the executive officers upon the close of a Change of Control.

        Under such agreements, a "Change of Control" occurs when:

  •
  any person becomes a beneficial owner, directly or indirectly, of securities of the Company representing 15% or more of the total voting power represented by the Company's then outstanding voting securities without the approval of the Board;

  •
  a merger or consolidation occurs, whether or not approved by the Board, other than a merger or consolidation which results in the outstanding voting securities of the Company immediately prior to the merger or consolidation to represent more than 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or

  •
  there is a change in the composition of the Board, as a result of which fewer than a majority of the directors are "Incumbent Directors." Incumbent Directors are directors who are either (i) directors of the Company as of July 1, 2013, or (ii) are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination. An individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of the Company's directors is not considered an Incumbent Director.

 Director Compensation

        The following table sets forth the compensation paid by us during the fiscal year ended December 31, 2013 to our non-employee directors:

Name	Year	Fees Earned or Paid in Cash($)(1)	Stock Awards($)(2)(3)	Option Awards($)(4)(5)	Total($)
Michael J. Astrue(6)(7)	2013	32,500	—	197,628	230,128
J. Martin Carroll(6)(7)	2013	50,351	260,900	—	311,251
Samuel F. Colin, M.D.(6)(7)	2013	26,000	—	197,628	223,628
Alexander J. Denner, Ph.D.(6)(7)	2013	20,000	—	197,628	217,628
Johannes J.P. Kastelein, M.D., Ph.D.(6)(7)	2013	20,000	—	197,628	217,628
Mark B. Logan(6)(7)	2013	85,039	261,739	48,092	394,870
David Y. Norton(6)(7)	2013	23,750	—	197,628	221,378
Jorge Plutzky, M.D.(6)(7)	2013	50,351	259,200	—	309,551
Herman Rosenman(6)(7)	2013	27,500	—	197,628	225,128
Robert N. Wilson(6)	2013	50,351	258,200	—	308,551
Charles J. Casamento(6)(7)	2013	88,800	261,739	—	350,539
Ernest Mario, Ph.D.(6)(7)	2013	92,550	261,739	—	354,289
Linda M. Dairiki Shortliffe, M.D.(6)(7)	2013	76,050	261,739	—	337,789

(1)
From January 1, 2013 to July 18, 2013, the cash compensation arrangement for non-employee directors was as follows, with all annual retainers paid in equal quarterly installments: (i) non-employee directors received $101,400 per annum; (ii) the Chairman of the Audit Committee received an additional $22,000 per annum; and (iii) each of the Chairman of the Board of Directors and Chairman of the Compensation Committee received an additional $17,000 per annum. Since July 19, 2013, the cash compensation arrangement for non-employee directors has been significantly modified as follows, with all annual retainers paid in equal quarterly installments: (i) non-employee directors receive $40,000 per annum; (ii) the Chairman of the Board receives an additional $25,000 per annum; (iii) the Chairman of the Audit Committee receives an additional $15,000 per annum; (iii) the Chairman of the Compensation Committee receives an additional $12,000 per annum; and (iv) the Chairman of the Nominating and Governance Committee receives an additional $7,500 per annum.

(2)
The amounts included in the "Stock Awards" column do not reflect compensation actually received by the non-employee directors but represent the grant date fair value computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(3)
On January 25, 2013, each then serving non-employee director, namely Messrs. Casamento and Logan and Drs. Mario and Shortliffe, received 21,125 restricted stock units, or RSUs. Such RSUs would have vested 100% on the one year anniversary of the date of grant had such non-employee directors continued service to the Company on such date. Messrs. Carroll and Wilson and Dr. Plutzky each received 20,000 RSUs, effective upon their appointment to the Board. Such RSUs vest as to 1/4th of the RSUs on each anniversary date of grant over a period of four years so long as the non-employee director continued service to the Company on such dates. On August 14, 2013, the Board approved that vesting under all outstanding RSUs for Messrs. Carroll, Logan and Wilson and Dr. Plutzky would be accelerated on a pro rata basis from the vesting commencement dates under such grants through July 18, 2013; any unvested RSUs under such grants were canceled effective August 14, 2013 and returned to the Company's 2010 Equity Incentive Plan. Consistent with the guidance in FASB ASC Topic 718, the modification of the terms and conditions of these equity awards were treated as an exchange of the original awards for new awards and the total compensation cost of the modified awards is at least equal to the fair value of the original awards at the grant date, as on the date of modification the performance conditions of the original awards were expected to be satisfied. At fiscal year end, there were no RSUs outstanding for our non-employee directors.

(4)
The amounts included in the "Option Awards" column do not reflect compensation actually received by the non-employee directors but represent the grant date fair value computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 14 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013.

(5)
On August 14, 2013, each then serving non-employee director, namely Messrs. Astrue, Carroll, Logan, Norton, Rosenman and Wilson and Drs. Colin, Denner, Kastelein and Plutzky, received a stock option grant to purchase 25,000 shares of Common Stock. Such stock options vest monthly over three years commencing on July 19, 2013 and will continue to vest so long as the non-employee director continued service to the Company on such dates. The fair value of these awards for Messrs. Carroll, Logan, Wilson and Dr. Plutzky is in the column titled "Stock Awards" as these stock option grants were actually modifications of the original RSUs granted as per footnote (3) above. In addition, the modification of these awards resulted in an increase in fair value for Mr. Logan's original grant, which amount is included in this column. There was no resulting increase in fair value for the modification of Messrs. Carroll, Wilson and Dr. Plutzky's original RSU grants. As of December 31, 2013, the aggregate number of stock options outstanding for each non-employee director was as follows:

Name	Stock options outstanding at 12/31/13
Michael J. Astrue	25,000
J. Martin Carroll	25,000
Samuel F. Colin, M.D.	25,000
Alexander J. Denner, Ph.D.	25,000
Johannes J.P. Kastelein, M.D., Ph.D.	25,000
Mark B. Logan	149,000
David Y. Norton	25,000
Jorge Plutzky, M.D.	25,000
Herman Rosenman	25,000
Robert N. Wilson	25,000
Charles J. Casamento	25,000
Ernest Mario, Ph.D.	—
Linda M. Dairiki Shortliffe, M.D.	106,000
(6)
Mr. Logan has served as a director of the Company since March 1999, Mr. Wilson has served as a director of the Company since April 2013, and Mr. Carroll and Dr. Plutzky have served as directors of the Company since May 2013. Messrs. Astrue, Norton and Rosenman and Drs. Colin, Denner and Kastelein have served as directors of the Company since July 19, 2013. Mr. Casamento and Drs. Mario and Shortliffe served as directors of the Company from April 2008, April 2012 and June 1999, respectively, to July 19, 2013.

(7)
From January 1, 2013 to July 19, 2013, (i) the Audit Committee consisted of Mr. Casamento and Logan and Dr. Mario, with Dr. Mario designated as the Chair of the Audit Committee; (ii) the Compensation Committee consisted of Mr. Casamento and Drs. Mario and Shortliffe, with Mr. Casamento designated as the Chair of the Compensation Committee; and (iii) the Nominating

  and Governance Committee consisted of Messrs. Casamento and Logan and Dr. Shortliffe, with Dr. Shortliffe designated as the Chair of the Nominating and Governance Committee. From July 19, 2013 to July 25, 2013, Mr. Logan remained a member of the Audit Committee and the Nominating and Governance Committee. Since July 25, 2013, (i) the Audit Committee has consisted of Messrs. Carroll, Logan and Rosenman, with Mr. Rosenman designated as the Chair of the Audit Committee; (ii) the Compensation Committee has consisted of Dr. Colin and Messrs. Carroll, Norton, Rosenman and Wilson, with Dr. Colin designated as the Chair of the Compensation Committee; and (iii) the Nominating and Governance Committee has consisted of Drs. Colin, Denner and Plutzky and Messrs. Astrue and Norton, with Mr. Norton designated as the Chair of the Nominating and Governance Committee. From January 1, 2013 to July 22, 2013, Mr. Logan served as the Chairman of the Board of Directors. Mr. Astrue has served as the Chairman of the Board of Directors since July 22, 2013.

          On August 14, 2013, the Board approved significant changes to the previous cash and equity compensation arrangement for the Company's non-employee directors. The new cash and equity compensation arrangement is effective as of July 19, 2013.

          Under the new cash compensation arrangement, each non-employee director will receive an annual retainer of $40,000, versus the $101,400 annual retainer previously paid to each non-employee director, with the Chairman of the Board receiving an additional $25,000 per year, the Chairman of the Audit Committee receiving an additional $15,000 per year, the Chairman of the Compensation Committee receiving an additional $12,000 per year and the Chairman of the Nominating and Governance Committee receiving an additional $7,500 per year. The annual retainers are paid in equal quarterly installments.

          Under the new equity compensation arrangement, following the initial appointment or election to the Board, each non-employee director will be granted a non-qualified stock option to purchase 25,000 shares of Common Stock with an exercise price equal to the fair market value of the Company's Common Stock as of the date of grant, or the Initial Option. Initial Options (i) vest monthly over three years on each monthly anniversary date commencing on the date service as a non-employee director began and will continue to vest so long as the non-employee director continued service to the Company on such dates; (ii) have a seven year term; and (iii) have a six month post-termination exercise period.

          Thereafter, provided that the non-employee director is re-elected to the Board and has served as a director for at least six months as of such election date, each such non-employee director will be granted on the date of the Annual Meeting of Stockholders a non-qualified stock option to purchase a number of shares of Common Stock to be determined by the Board with an exercise price equal to the fair market value of the Company's Common Stock as of the date of grant, or the Subsequent Option. Subsequent Options (i) vest monthly over one year following the date of grant so long as the non-employee director continued service to the Company on such dates; (ii) have a seven year term; and (iii) have a six month post-termination exercise period.

          Prior to July 19, 2013, beginning on January 1, 2013, the cash compensation arrangement for non-employee directors was as follows: (i) non-employee directors received $101,400 per annum; (ii) the Chairman of the Audit Committee received an additional $22,000 per annum; and (iii) each of the Chairman of the Board of Directors and Chairman of the Compensation Committee received an additional $17,000 per annum. All annual retainers were paid in equal quarterly installments. Additionally, on or before December 1st of each fiscal year, each non-employee director would elect to receive either a stock option or RSUs as equity compensation for the next fiscal year. New members would make an initial election upon appointment or election to the Board. The non-employee directors made the election for the remainder of fiscal year 2012 on the date the new arrangement was approved on April 25, 2012.

          Following the initial appointment or election to the Board, each non-employee director would be granted either (i) a nonstatutory stock option to purchase 32,000 shares of Common Stock with an exercise price equal to the fair market value of our Common Stock as of the date of grant, or the Initial Option, or (ii) 20,000 RSUs, or the Initial RSUs. Initial Options vested as to one-fourth of the shares on each anniversary date of grant over a period of four years so long as the non-employee director continued service to the Company on such dates. Initial RSUs vested as to 1/4th of the units on each anniversary date of grant over a period of four years so long as the non-employee director continued service to the Company on such dates. Thereafter, provided that the non-employee director was re-elected to the Board and had served as a director for at least six months as of such election date, each non-employee director would be granted, on the date of the Annual Meeting of Stockholders, either (i) a nonstatutory stock option to purchase 8,000 shares of Common Stock with an exercise price equal to the fair market value of our Common Stock as of the date of grant, or the Subsequent Option, or (ii) 5,000 RSUs, or the Subsequent RSUs. Subsequent Options vested at the rate of 12.5% per month following the date of grant so long as the non-employee director continued service to the Company on such dates. Subsequent RSUs vested 100% on the one year anniversary of the date of grant so long as the non-employee director continued service to the Company on such date.

          In addition, at the first meeting of the Compensation Committee during each fiscal year during 2013, each non-employee director was also eligible to receive either (i) a nonstatutory stock option to purchase up to 35,000 shares of Common Stock with an exercise price equal to the fair market value of our Common Stock as of the date of grant, or the Discretionary Option, or (ii) 21,125 RSUs, or the Discretionary RSUs. Discretionary Options vested at a rate of 12.5% per month on the first day of each month following the date of grant so long as the non-employee director continued service to the Company on such dates. Discretionary RSUs vested 100% on the one year anniversary of the date of grant so long as the non-employee director continued service to the Company on such date.

          Prior to July 19, 2013, options granted under the 2010 Equity Incentive Plan to non-employee directors had a term of 10 years unless terminated sooner upon termination of status as a director or otherwise pursuant to the 2010 Equity Incentive Plan. Effective as of July 19, 2013, options granted under the 2010 Equity Incentive Plan to non-employee directors have a term of seven years unless terminated sooner upon termination of status as a director or otherwise pursuant to the 2010 Equity Incentive Plan. Such options are transferable by the non-employee director only in certain limited circumstances, and each option is exercisable during the lifetime of the non-employee director only by such non-employee director or a permitted transferee.

  Compensation Committee Interlocks and Insider Participation

          The Compensation Committee currently consists of directors Carroll, Colin, Norton, Rosenman and Wilson. None of the members of our Compensation Committee during 2013 is currently or has been, at any time since our formation, one of our officers or employees. During 2013, no executive officer served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or our Compensation Committee

          On July 18, 2013, we entered into a Settlement Agreement with First Manhattan Co., or First Manhattan, terminating First Manhattan's proxy contest with respect to the election of directors at our 2013 Annual Meeting. In connection with the Settlement Agreement, we reimbursed approximately $2.9 million in expenses incurred by First Manhattan. Dr. Colin, a member of the Compensation Committee who was appointed to our Board in connection with the Settlement Agreement, is Senior Managing Director at First Manhattan. Please see "Certain Relationships and Related Transactions, and Director Independence—Review, Approval or Ratification of Transactions with Related Parties" for a description of the Settlement Agreement. Other than Dr. Colin, none of the members of our Compensation Committee during 2013 currently has or has had any relationship or transaction with a related person requiring disclosure pursuant to Item 404 of Regulation S-K.

 Compensation Committee Report

          The information contained in this report shall not be deemed to be "soliciting material" or "filed" with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

          The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
Samuel F. Colin, M.D., Chairman J. Martin Carroll David Y. Norton Herman Rosenman Robert N. Wilson

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

(a)
Consists of two plans: our 2001 Stock Option Plan and our 2010 Equity Incentive Plan.

(b)
On April 30, 2010, the Company's Board granted an option to purchase 400,000 shares of the Company's Common Stock, or the Inducement Grant, to Michael P. Miller, the Company's former Senior Vice President and Chief Commercial Officer. The Inducement Grant was granted outside of the Company's 2010 Equity Incentive Plan and without stockholder approval pursuant to NASDAQ Listing Rule 5635(c)(4) and is subject to the terms and conditions of the Stand-Alone Stock Option Agreement between the Company and Mr. Miller.

(c)
Includes 1,976,823 shares for the 2010 Equity Incentive Plan and 498,095 shares for the 1994 Employee Stock Purchase Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information known to us with respect to beneficial ownership of our Common Stock as of April 14, 2014 by (i) each person or entity who is known by us to own beneficially more than 5% of our Common Stock; (ii) each of our directors; (iii) each of our named executive officers, as specified in the "Compensation Discussion and Analysis" section of this Amendment; and (iv) all directors and executive officers as a group. Unless otherwise noted, the address of the persons or entities shown in the table is 351 East Evelyn Avenue, Mountain View, California, 94041.

	Beneficially Owned Stock(1)
Name	Number of Shares	Percent
5% Holders
First Manhattan Co.(2)	9,953,844	9.6%
BlackRock, Inc.(3)	7,560,931	7.3%
QVT Financial LP(4)	6,517,748	6.3%
Passport Capital, LLC(5)	6,194,216	6.0%
The Vanguard Group(6)	5,509,408	5.3%
Non-Employee Directors
Michael J. Astrue(7)	16,944	*
J. Martin Carroll(8)	7,930	*
Samuel F. Colin, M.D.(9)	3,255,744	3.2%
Alexander J. Denner, Ph.D.(10)	2,580,887	2.5%
Johannes J.P. Kastelein, M.D., Ph.D.(11)	6,944	*
Mark B. Logan(12)	194,130	*
David Y. Norton(13)	8,444	*
Jorge Plutzky, M.D.(14)	7,917	*
Herman Rosenman(15)	11,944	*
Robert N. Wilson(16)	13,745	*
Named Executive Officers
(Current Executive Officers)
Seth H. Z. Fischer(17)	253,079	*
Svai S. Sanford(18)	25,418	*
John L. Slebir(19)	297,048	*
Wesley W. Day, Ph.D.(20)	391,052	*
Guy P. Marsh(21)	369,043	*
Named Executive Officers
(Former Executive Officers)
Michael P. Miller(22)	559,400	*
Timothy E. Morris(23)	649,346	*
Lee B. Perry(24)	198,545	*
Peter Y. Tam(25)	1,068,099	1.0%
Leland F. Wilson(26)	737,235	*
Anthony P. Zook	—	*
All directors and executive officers as a group (21 persons)(27)	10,652,894	9.9%

*
Less than 1%

(1)
Applicable percentage ownership is based on 103,314,461 shares of Common Stock as of April 14, 2014. Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that will be vested and exercisable within 60 days of April 14, 2014 are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, and except as indicated in the other footnotes to this table.

(2)
First Manhattan Co. ("First Manhattan") holds sole voting and dispositive power as to 6,830,475 shares of Common Stock, shares voting power as to 2,600,314 shares of Common Stock, and shares dispositive power as to 3,123,369 shares of Common Stock. Beneficial Ownership information is based on a Schedule 13G/A filed with the SEC on February 12, 2014. The address of First Manhattan is 399 Park Avenue, New York, New York 10022.

(3)
BlackRock, Inc. and its affiliates (together "BlackRock") have sole voting power as to 7,259,917 shares of Common Stock and sole dispositive power as to 7,560,931 shares of Common Stock. Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on January 31, 2014. The address of BlackRock is 40 East 52nd Street, New York, NY 10022.

(4)
Consists of 6,517,748 shares of Common Stock as to which QVT Financial LP ("QVT Financial") and its affiliates have shared voting and dispositive power. Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on February 14, 2014. The address of QVT Financial is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.

(5)
Consists of 6,194,216 shares of Common Stock as to which Passport Capital, LLC ("Passport Capital") and its affiliates have shared voting and dispositive power. Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on February 12, 2014. The address of Passport Capital is c/o Passport Capital, LLC, One Market Street, Steuart Tower, Suite 2200, San Francisco, California 94105.

(6)
The Vanguard Group and its affiliates (together "Vanguard") have sole voting power as to 145,492 shares of Common Stock, sole dispositive power as to 5,369,316 shares of Common Stock and shared dispositive power as to 140,092 shares of Common Stock. Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on February 12, 2014. The address of Vanguard is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(7)
Consists of (i) 10,000 shares of Common Stock and (ii) 6,944 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014.

(8)
Consists of (i) 986 shares of Common Stock and (ii) 6,944 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014.

(9)
Consists of (i) 6,944 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014; (ii) 500,000 shares of Common Stock held in Dr. Colin's personal account; (iii) 42,000 shares of Common Stock held in a trust established for the benefit of Dr. Colin's family members; and (iv) 2,706,800 shares of Common Stock Dr. Colin is deemed to beneficially own by virtue of his status as a managing member of the sole general partner of First Manhattan. Dr. Colin expressly disclaims beneficial ownership of such 2,706,800 shares of Common Stock.

(10)
Consists of (i) 6,944 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014; (ii) 1,033,438 shares of Common Stock directly beneficially owned by Sarissa Capital Offshore Master Fund LP, a Cayman Islands limited partnership ("Sarissa Offshore"); and (iii) 1,540,505 shares of Common Stock directly beneficially owned by Sarissa Capital Domestic Fund LP, a Delaware limited partnership ("Sarissa Domestic," and, together with Sarissa Offshore, the "Sarissa Funds"). By virtue of his status as (a) the Chief Investment Officer of Sarissa Capital Management LP, a Delaware limited partnership ("Sarissa Capital"), the investment advisor to the Sarissa Funds, and (b) the managing member of Sarissa Capital Management GP LLC, a Delaware limited liability company, the general partner of Sarissa Capital, Dr. Denner, is deemed to beneficially own all such shares of Common Stock owned by the Sarissa Funds. Dr. Denner disclaims beneficial ownership of such shares of Common Stock owned by the Sarissa Funds.

(11)
Consists of 6,944 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014.

(12)
Consists of (i) 63,186 shares of Common Stock and (ii) 130,944 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014.

(13)
Consists of (i) 1,500 shares of Common Stock and (ii) 6,944 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014.

(14)
Consists of (i) 973 shares of Common Stock and (ii) 6,944 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014.

(15)
Consists of (i) 6,944 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014 and (ii) 5,000 shares of Common Stock Mr. Rosenman is deemed to beneficially own that are held in an Individual Retirement Account for the benefit of Mr. Rosenman.

(16)
Consists of (i) 6,801 shares of Common Stock and (ii) 6,944 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014.

(17)
Consists of (i) 3,080 shares of Common Stock and (ii) 249,999 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014.

(18)
Consists of (i) 3,649 shares of Common Stock and (ii) 21,769 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014.

(19)
Consists of (i) 7,048 shares of Common Stock and (ii) 290,000 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014.

(20)
Consists of (i) 1,052 shares of Common Stock and (ii) 390,000 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014.

(21)
Consists of (i) 5,232 shares of Common Stock and (ii) 363,811 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014.

(22)
Consists of 559,400 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014.

(23)
Consists of 649,346 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014.

(24)
Consists of 198,545 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014.

(25)
Consists of (i) 29,099 shares of Common Stock and (ii) 1,039,000 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014.

(26)
Consists of (i) 196,235 shares of Common Stock and (ii) 541,000 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014.

(27)
Consists of 4,496,310 options to purchase shares of Common Stock vested and exercisable within 60 days of April 14, 2014.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Change of Control Agreements with Executive Officers

        Our current executive officers, excluding our Chief Executive Officer and interim Chief Financial Officer, have Amended and Restated Change of Control and Severance Agreements that provide for certain benefits in the event of a Change of Control. In addition, our Chief Executive Officer's employment agreement (see "Compensation and Discussion Analysis—Employment Agreements") provides for certain benefits in the event of a Change of Control, and our interim Chief Financial Officer's Participation Agreement to the Change of Control Plan provides for certain benefits in the event of a Change in Control (see "Executive Compensation—Potential Payments Upon Change of Control for Each Named Executive Officer—Termination and Change in Control Benefits for our Interim Chief Financial Officer). Our former executive officers, excluding our former Chief Executive Officers, entered into Amended and Restated Change of Control and Severance Agreements, which provided for certain benefits in the event of a Change of Control (see "Potential Payments Upon Termination or Change of Control for each Named Executive Officer"). Leland F. Wilson, our former Chief Executive Officer, had an employment agreement (see "Compensation and Discussion Analysis—Employment Agreements"), which provided for certain benefits in the event of a Change of Control (see "Potential Payments Upon Termination or Change of Control for each Named Executive Officer"), and Anthony P. Zook, our former Chief Executive Officer, did not have an employment agreement providing for certain benefits in the event of a termination or change of control.

        The above referenced agreements recognized that there may be periods where another company, entity or individual considers the possibility of acquiring the Company or that a change in our Board may otherwise occur (collectively known as a Change of Control), with or without the approval of our Board. These agreements recognized that such an event may cause a distraction to employees, which may in turn cause employees to consider alternative employment opportunities. The Board determined that it was in the best interest of the Company to give such employees an incentive to continue their employment during periods where the threat or occurrence of a Change of Control may exist. These agreements are discussed in more detail in the section under "Compensation and Discussion Analysis—Employment Agreements" on page 18 of this Amendment and "Potential Payments Upon Termination or Change of Control for each Named Executive Officer" on page 32 of this Amendment.

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

Review, Approval or Ratification of Transactions with Related Parties

        We, or one of our subsidiaries, may occasionally enter into transactions with certain "related parties." Related parties include our executive officers, directors, nominees for directors, or 5% or more beneficial owners of our Common Stock and immediate family members of these persons. We refer to transactions in which the related party has a direct or indirect material interest as "related party transactions." Each related party transaction must follow the procedures set forth in the Company's Code of Business Conduct and Ethics and be reviewed and approved by the Audit Committee prior to the entering into of such transaction.

        The Audit Committee considers all relevant factors when determining whether to approve a related party transaction including, without limitation, the following:

  •
  the extent of the related party's interest in the related party transaction;

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

  Settlement with First Manhattan Co.

        On July 18, 2013, we entered into a settlement agreement, or the Settlement Agreement, with First Manhattan Co., or First Manhattan, terminating First Manhattan's proxy contest with respect to the election of directors at our 2013 annual meeting of stockholders (the "2013 Annual Meeting").

        Pursuant to the Settlement Agreement, we agreed, among other things, (i) to amend our Amended and Restated Bylaws to increase the size of our Board to comprise a total of eleven members, (ii) to reconstitute the Board, with the following individuals: Michael J. Astrue, J. Martin Carroll, Samuel F. Colin, M.D., Alexander J. Denner, Ph.D., Johannes J.P. Kastelein, M.D, Ph.D., Mark B. Logan, David Y. Norton, Jorge Plutzky, M.D., Herman Rosenman and Robert N. Wilson, and (iii) to amend the Amended and Restated Bylaws to authorize the Board to adjourn the 2013 Annual Meeting. In connection with the Settlement Agreement, each of Charles J. Casamento, Ernest Mario, Ph.D., Linda M. Dairiki Shortliffe, M.D., Peter Y. Tam and Leland F. Wilson resigned from our Board, effective July 19, 2013.

        Also in connection with the Settlement Agreement, Mr. Wilson resigned as our Chief Executive Officer, effective July 19, 2013. In his place, the reconstituted Board appointed Anthony P. Zook to serve as Chief Executive Officer and as a new director to our Board. Mr. Zook resigned from the position of Chief Executive Officer and as a director effective as of September 3, 2013. In connection with the Settlement Agreement, we reimbursed approximately $2.9 million in expenses incurred by First Manhattan. Dr. Colin, one of our current directors, was appointed to our Board in connection with the Settlement Agreement and is Senior Managing Director at First Manhattan.

Board Independence

        As required under the applicable listing standards of the NASDAQ Global Market, a listed company's board of directors must affirmatively determine that a majority of its directors are "independent," as defined by such listing standards. That definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. Additionally, the board of directors must make a subjective determination as to each director that no relationship exists that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these requirements, our Board has determined that ten of our eleven directors each satisfy the director independence standards of the NASDAQ Global Market. Our Board has also determined that Seth H. Z. Fischer, our Chief Executive Officer, is not independent by virtue of his employment with the Company. Mr. Fischer is not a member of the committees of our Board, and our Board committees are comprised of only independent directors.

Item 14.    Principal Accounting Fees and Services

Principal Accountant Fees and Services

        The Audit Committee engaged OUM & Co. LLP, or OUM, as our independent registered public accounting firm beginning with the fiscal year ended December 31, 2005. The following table presents fees for professional services rendered by OUM for the audit of our annual financial statements for fiscal years 2013 and 2012 and fees billed for audit-related services, tax services and all other services rendered by OUM for these periods:

	2013	2012
Audit Fees(1)	$391,051	$389,937
Audit Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	62,963	43,893

Total Fees	$454,014	$433,830

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

(2)
Audit-Related Fees: There were no audit-related fees billed by OUM during these periods.

(3)
Tax Fees: There were no tax fees billed by OUM during these periods.

(4)
All Other Fees: This category consists of fees incurred for work related to the 2013 offering of our Convertible Senior Notes due May 1, 2020 and the 2012 offering of our Common Stock.

Pre-Approval Policy and Procedures

        The Audit Committee reviews and pre-approves all audit and non-audit services that may be provided by the independent registered public accounting firm, or Independent Auditor, during a specified period without the need to obtain specific pre-approval from the Audit Committee. The Independent Auditor provides an annual engagement letter to the Audit Committee with a reasonably detailed description of class of services proposed to be provided by the Independent Auditor during the period covered by the engagement letter and related estimated fees, and the Audit Committee pre-approves such engagement letter as appropriate. By approval of the engagement letter, the services in that engagement letter will have specific pre-approval. The services may include audit, audit-related, tax and all other services, and such service or class of services is subject to the pre-approved limit. Pre-approval is generally provided for up to one year, and the Audit Committee may periodically revise the amount and/or list of services that have received class pre-approval as necessary. Once such services have been rendered by the Independent Auditor and approved by the Audit Committee, the pre-approved limits of the annual engagement letter are re-established. If it is anticipated that the service will exceed the annual pre-approved limits, prior to commencing the audit or other permitted non-audit service, the Audit Committee will pre-approve the particular service on a case-by-case basis. No service that is absent from the record of class-approved services in the annual engagement letter may be commenced without specific pre-approval. The Audit Committee has delegated the authority to grant pre-approvals to the Audit Committee Chairman when the full Audit Committee is unable to do so. Such pre-approvals are then reviewed by the full Audit Committee at its next regular meeting. The Independent Auditor and our senior management periodically report to the Audit Committee regarding the extent of services provided by the Independent Auditor and the related fees for the services performed, as needed. In 2013, all audit and non-audit services were pre-approved and reviewed in accordance with our policy.

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

Date: April 30, 2014

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