Form 10-Q
period 2014-03-31
VIVUS INC
filed 2014-05-06
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2014

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

At April 23, 2014, 103,314,461 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2014	December 31, 2013
	(Unaudited)	Note 1
ASSETS

Current assets:
Cash and cash equivalents	$89,659	$103,262
Available-for-sale securities	226,509	240,024
Accounts receivable, net	31,079	12,214
Inventories	47,210	48,503
Prepaid expenses and other assets	19,087	19,938
Total current assets	413,544	423,941
Property and equipment, net	1,758	1,954
Non-current assets	5,594	5,901
Total assets	$420,896	$431,796
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,670	$10,759
Accrued and other liabilities	24,270	23,993
Deferred revenue	18,024	17,255
Total current liabilities	49,964	52,007
Long-term debt, net of current portion	216,594	213,106
Deferred revenue, net of current portion	10,140	10,360
Non-current accrued and other liabilities	2,730	2,954
Total liabilities	279,428	278,427

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 200,000 shares authorized; 103,314 and 103,161 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	103	103
Additional paid-in capital	817,408	813,802
Accumulated other comprehensive income	109	66
Accumulated deficit	(676,152)	(660,602)
Total stockholders’ equity	141,468	153,369
Total liabilities and stockholders’ equity	$420,896	$431,796

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenue:
Net product revenue	$9,138	$4,112
License and milestone revenue	19,363	—
Supply revenue	7,370	—
Royalty revenue	820	—
Total revenue	36,691	4,112

Operating expenses:
Cost of goods sold	9,533	390
Inventory impairment and commitment fee	—	5,777
Research and development	4,423	7,046
Selling, general and administrative	28,609	44,696
Non-recurring charges	2,054	—
Total operating expenses	44,619	57,909

Loss from operations	(7,928)	(53,797)

Total interest expense and other expense (income), net	8,058	(35)
Loss from continuing operations before income taxes	(15,986)	(53,762)
Provision for (benefit from) income taxes	(436)	6
Loss from continuing operations	(15,550)	(53,768)
Income from discontinued operations, net of tax	—	192
Net loss	$(15,550)	$(53,576)

Basic and diluted net loss per share:
Continuing operations	$(0.15)	$(0.53)
Discontinued operations	—	—
Net loss per share	$(0.15)	$(0.53)
Shares used in per share computation:
Basic and diluted	103,289	100,660

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(15,550)	$(53,576)
Other comprehensive loss:
Unrealized gain (loss) on securities, net of taxes	43	(19)
Comprehensive loss	$(15,507)	$(53,595)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss from continuing operations	$(15,550)	$(53,768)
Adjustments to reconcile net loss to net cash used for operating activities from continuing operations:
Depreciation	213	183
Amortization of debt issuance costs	3,567	—
Amortization of discount or premium on available-for-sale securities	911	510
Share-based compensation expense	2,848	6,061
Unrealized foreign currency remeasurement gain	(68)	—
Inventory impairment	—	5,036
Changes in assets and liabilities:
Accounts receivable	(18,865)	(2,100)
Inventories	1,293	(7,071)
Prepaid expenses and other assets	3,300	(5,165)
Accounts payable	(3,089)	(6,876)
Accrued and other liabilities	(26)	879
Deferred revenue	549	396
Net cash used for operating activities from continuing operations	(24,917)	(61,915)
Net cash used for operating activities from discontinued operations	—	(204)
Net cash used for operating activities	(24,917)	(62,119)

Cash flows from investing activities:
Property and equipment purchases	(17)	(929)
Purchases of available-for-sale securities	(51,353)	—
Proceeds from sales and maturities of available-for-sale securities	64,000	95,750
Non-current assets	(2,074)	(705)
Net cash provided by investing activities	10,556	94,116

Cash flows from financing activities:
Net proceeds from exercise of common stock options	758	4
Net cash provided by financing activities	758	4

Net change in cash and cash equivalents	(13,603)	32,001
Cash and cash equivalents:
Beginning of period	103,262	58,605
End of period	$89,659	$90,606

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

1.              BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Management has evaluated all events and transactions that occurred after March 31, 2014, through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period that require recognition or disclosure in these unaudited condensed consolidated financial statements, except as disclosed in Note 18 Subsequent Events. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed on February 28, 2014 with the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of VIVUS, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

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

The Company’s Convertible Notes, as described in Note 13 Long-Term Debt, contain a conversion option that is classified as equity. The Company determined the fair value of the liability component of the debt instrument and allocated the excess amount from the initial proceeds to the conversion option. The fair value of the debt component was determined by estimating a risk adjusted interest rate, or market yield, at the time of issuance for similar notes that do not include the conversion feature, or equity component. This excess is reported as a debt discount and is amortized as non-cash interest expense, using the interest method, over the expected life of the Convertible Notes.

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

ASC Topic 605-28, Revenue Recognition—Milestone Method (ASC 605-28), established the milestone method as an acceptable method of revenue recognition for certain contingent, event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event: (i) that can be achieved based in whole or in part on either the Company’s performance or on the occurrence of a specific outcome resulting from the Company’s performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the Company. The determination that a milestone is substantive requires judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either the Company’s performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company’s performance to achieve the milestone, (ii) relates solely to past performance, and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

Other contingent, event-based payments received for which payment is either contingent solely upon the passage of time or the results of a collaborative partner’s performance are not considered milestones under ASC 605-28. In accordance with ASC 605-25, such payments will be recognized as revenue when all of the four basic revenue recognition criteria are met.

Revenues recognized for royalty payments are recognized as net sales are reported in accordance with the terms of the license and commercialization agreements.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, as compared to the recent accounting pronouncements described in the Company’s Form 10-K for the year ended December 31, 2013, that are of significance, or potential significance, to the Company.

2. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with the Financial Accounting Standards Board, or FASB’s, Accounting Standards Codification, or ASC, topic 718, Compensation—Stock Compensation, or ASC 718, and ASC 505-50, Equity — Equity Based Payments to Non-Employees.

Total share-based compensation expense for all of the Company’s share-based awards is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013

Cost of goods sold	$34	$—
Research and development	274	940
Selling, general and administrative	2,197	5,121
Non-recurring charges	343	—
Total share-based compensation expense	$2,848	$6,061

There was no share-based compensation cost capitalized as part of the cost of inventory for the three months ended March 31, 2014 as compared to $176,000 for the three months ended March 31, 2013.

3. CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at March 31, 2014 and December 31, 2013, are presented in the tables that follow.

	As of March 31, 2014 (in thousands):
Cash and cash equivalents and available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$89,659	$—	$—	$89,659
U.S. Treasury securities	226,400	109	—	226,509
Total	316,059	109	—	316,168
Less amounts classified as cash and cash equivalents	(89,659)	—	—	(89,659)
Total available-for-sale securities	$226,400	$109	$—	$226,509

	As of December 31, 2013 (in thousands):
Cash and cash equivalents and available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$103,262	$—	$—	$103,262
U.S. Treasury securities	239,959	69	(4)	240,024
Total	343,221	69	(4)	343,286
Less amounts classified as cash equivalents	(103,262)	—	—	(103,262)
Total available-for-sale securities	$239,959	$69	$(4)	$240,024

As of March 31, 2014, all of the Company’s available-for-sale securities have original contractual maturities up to 24 months. However, the Company may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may sell these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

Fair Value Measurements

As of March 31, 2014 and December 31, 2013, all of the Company’s cash and cash equivalents and available-for-sale securities were measured at fair value on a recurring basis, and classified as Level 1 in the fair value hierarchy. There were no assets or liabilities measured on a recurring basis where Level 2 or Level 3 valuation techniques were used.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of (in thousands):

	Balance as of
	March 31, 2014	December 31, 2013
Qsymia	$7,990	$6,777
STENDRA/SPEDRA	23,249	5,571
	31,239	12,348
Qsymia allowance for cash discounts	(160)	(134)
Net	$31,079	$12,214

5. INVENTORIES

Inventories consist of (in thousands):

	Balance as of
	March 31, 2014	December 31, 2013
Raw materials	$30,382	$28,545
Work in process	—	12
Finished goods	11,600	14,793
Deferred costs	5,228	5,153
Total	$47,210	$48,503

As of March 31, 2014 and December 31, 2013, raw materials inventories consist primarily of the active pharmaceutical ingredients, or API, for the commercialization of Qsymia (phentermine and topiramate extended release) capsules CIV and finished goods and deferred costs inventories consist of both Qsymia and STENDRA (avanafil). The Qsymia deferred costs represents Qsymia product shipped to the Company’s wholesalers, certified retail pharmacies and certified home delivery pharmacy services networks, but not yet dispensed to patients through prescriptions, net of prompt payment discounts, and for which recognition of revenue has been deferred. The STENDRA deferred costs represent certain initial orders of STENDRA or SPEDRA product with the right of return or credit, which did not meet the required specifications of its partners, and for which recognition of revenue has been deferred.

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories, which are valued using a weighted average cost method calculated for each production batch. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation no charge was recorded in the three months ended March 31, 2014.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of (in thousands):

	Balance as of
	March 31, 2014	December 31, 2013
Prepaid insurance	$2,588	$3,617
Prepaid sales and marketing expenses	5,309	5,187
Withholding tax receivable	6,001	5,560
Debt issuance costs	1,253	1,247
Other prepaid expenses and assets	3,936	4,327
Total	$19,087	$19,938

The amounts included in prepaid expenses and other assets consist primarily of prepaid insurance, deposits and prepayments for future services, primarily related to prepaid product commercialization costs for services relating to future periods in support of the sales and marketing of Qsymia in the U.S., current portion of debt issuance costs related to the Convertible Notes and the Senior Secured Notes, interest income receivable and withholding tax receivable. The withholding tax receivable represents refundable foreign tax withheld on payments from the Menarini Group, through its subsidiary Berlin-Chemie AG, or Menarini, made to the Company. These amounts represent probable future economic benefits obtained or controlled by the Company as a result of past transactions or events, which meet the definition of an asset under FASB Concept Statement 6. As such, these costs have been deferred as prepaid expenses and other assets on the unaudited condensed consolidated balance sheets and will be either (i) charged to expense accordingly when the related prepaid services are rendered to the Company, or (ii) converted to cash when the receivables are collected by the Company.

7. NON-CURRENT ASSETS

Non-current assets consist of (in thousands):

	Balance as of
	March 31, 2014	December 31, 2013
Debt issuance costs	$4,306	$4,620
Other non-current assets	1,288	1,281
Total	$5,594	$5,901

The amounts included in non-current assets consist of debt issuance costs relating to the Convertible Notes and the Senior Secured Notes (see Note 13 Long-Term Debt), which primarily consist of investment banker, legal and other professional fees, and other assets which are not expected to be realized in the next 12 months.

8. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of (in thousands):

	Balance as of
	March 31, 2014	December 31, 2013
Accrued interest on debt	$9,734	$5,541
Non-recurring charges (see Note 10)	4,673	4,577
Accrued employee compensation and benefits	2,260	3,408
Accrued research and clinical expenses	1,587	1,755
Accrued manufacturing costs	78	4,071
Other accrued liabilities	5,938	4,641
Total	$24,270	$23,993

The amounts included in other accrued liabilities consist of obligations primarily related to accrued sales and marketing expense and accrued royalties.

9. NON-CURRENT ACCRUED AND OTHER LIABILITIES

Non-current accrued and other liabilities at March 31, 2014 and December 31, 2013, of $2.7 million and $3.0 million, respectively, consist of employee severance and benefits related to a cost reduction plan and lease exit costs that will be paid in periods beyond the next 12 months (see Note 10 Non-Recurring Charges).

10. NON-RECURRING CHARGES

In July 2013, the Company entered into a settlement agreement with First Manhattan in connection with a proxy contest related to the Company’s 2013 Annual Meeting of Stockholders. According to the terms of the settlement agreement, more than a majority of the members of the Company’s Board of Directors resigned and new members were appointed. The change in the majority of the members of the Company’s Board of Directors, effective July 19, 2013, triggered certain “change of control” benefits in accordance with the Amended and Restated Change of Control and Severance Agreements, or the Amended Agreements, with certain of the Company’s employees. Under the Amended Agreements, all unvested stock options held by these employees automatically vested in full and became immediately exercisable. In addition, the resignations of both the Company’s Chief Executive Officer and President resulted in severance charges under the Chief Executive Officer’s employment agreement and the President’s Amended Agreement. Further, the employment of the Company’s Senior Vice President Finance and Global Corporate Development and Chief Financial Officer, Vice President and Chief Accounting Officer, and Senior Vice President and Chief Commercial Officer terminated which resulted in severance charges under the Amended Agreements. As a result, the Company incurred one-time severance costs from the terminations of certain of the Company’s executive officers, and some of the severance payments are being paid over a period of up to 24 months from the separation date.

In addition, as part of the Company’s ongoing efforts to reduce costs by eliminating expenses that are not essential to expanding the use of Qsymia, the Company implemented a cost reduction plan that reduced the Company’s workforce by approximately 20 employees, or 17%, excluding the sales force, in the year ended December 31, 2013. This cost reduction plan was substantially complete at December 31, 2013; however certain employee terminations were finalized in the three months ended March 31, 2014.  Some of the severance payments are being paid over a period of up to 24 months from the separation date.

The following table sets forth activities for the Company’s cost reduction plan obligations during the three months ended March 31, 2014 (in thousands):

	Severance obligations	Facilities- related obligations	Total
Balance of accrued costs at December 31, 2013	$6,509	$1,022	$7,531
Charges*	1,711	—	1,711
Payments	(1,659)	(180)	(1,839)
Balance of accrued costs at March 31, 2014	$6,561	$842	$7,403

* In addition to the above non-recurring charges, as previously described, the Company incurred $0.3 million in non-cash share-based compensation expense for an aggregate total of $2.1 million in non-recurring charges for the three months ended March 31, 2014.

The accrued facilities-related costs at March 31, 2014 represent estimated losses, net of expected subleases, on space vacated as part of the Company’s cost reduction plan. The noncancelable operating leases and scheduled payments against the amounts accrued extend through May 2020, unless the Company is able to negotiate earlier terminations.

Of the total accrued employee severance and facilities-related costs in the Company’s unaudited condensed consolidated balance sheet at March 31, 2014, $4.7 million is included under current liabilities in “Accrued and other liabilities” and $2.7 million is included in “Non-current accrued and other liabilities.”

The balance of the accrued employee severance and facilities-related costs at March 31, 2014 is anticipated to be paid out as follows (in thousands):

2014 (remaining nine months)	$3,846
2015	3,220
2016	184
2017	50
2018	43
Thereafter	60
$7,403

11. DEFERRED REVENUE

Qsymia Deferred Revenue

At March 31, 2014, the Company had $12.5 million in current deferred revenue, which represents Qsymia product shipped to the Company’s wholesalers, certified retail pharmacies and certified home delivery pharmacy services networks, but not yet dispensed to patients through prescriptions, net of prompt payment discounts.

STENDRA or SPEDRA Deferred Revenue

In 2013, the Company received €6.7 million (€8 million, net of approximately 16% reimbursable withholding tax) from Menarini as a prepayment for future royalties on sales of SPEDRA. The gross prepayment amount was €8 million, or $10.6 million, of which $0.5 million and $10.1 million were recorded as current and noncurrent deferred revenue, respectively, as of March 31, 2014. This amount will be recognized through future earnings and deducted by Menarini against future royalties owed to the Company until such amount, plus interest cost, is depleted in full.

The Company supplied certain initial orders of STENDRA or SPEDRA product with a right of return or credit, which did not meet the required specifications of its partners. As such, the Company recorded these shipments as deferred revenue at March 31, 2014. Under the Company’s product supply agreements, as long as product meets specified product dating criteria at the time of shipment to the partner, the Company’s commercialization partners do not have a right of return or credit for expired product. However, given STENDRA or SPEDRA’s 48-month shelf life and lack of selling history, the Company has not been able to reliably estimate expected returns of product at the time of shipment for certain initial product supply orders under these agreements that retain a right of return or credit for product supplied that does not meet the commercialization partners’ criteria. Therefore, for these orders, the Company recognizes revenue when units are dispensed to patients through prescriptions, at which point, the product is not subject to return.

As a result, the Company had $5.0 million in current deferred revenue related to STENDRA or SPEDRA product supply at March 31, 2014 and December 31, 2013.

12. LICENSE, COMMERCIALIZATION AND SUPPLY AGREEMENTS

On July 5, 2013, the Company entered into a License and Commercialization Agreement, or the Menarini License Agreement, with Menarini to commercialize and promote SPEDRA for the treatment of erectile dysfunction, or ED, in over 40 European countries, including the EU, plus Australia and New Zealand. VIVUS and Menarini also entered into a Commercial Supply Agreement, or the Menarini Supply Agreement, whereby VIVUS will supply Menarini with SPEDRA drug product. In March of 2014, Menarini commenced their product launch in France, Germany, Italy, and the United Kingdom, for which milestone payments of €3.0 million for each country (in total €12.0 million or $16.6 million) were earned and recognized as license and milestone revenue in the three months ended March 31, 2014.

On October 10, 2013, the Company entered into a License and Commercialization Agreement, or the Auxilium License Agreement, and a commercial supply agreement, or the Auxilium Supply Agreement, with Auxilium Pharmaceuticals, Inc., or Auxilium, whereby VIVUS will supply Auxilium with STENDRA drug product. Under the terms of the Auxilium License Agreement, Auxilium received an exclusive license to commercialize and promote VIVUS’s drug STENDRA for the treatment of ED in the United States and Canada and their respective territories, or the Auxilium Territory. For the three months ended March 31, 2014, $4.5 million in supply revenue was recognized from product delivered under the Auxilium Supply Agreement, $0.8 million in royalty revenue was recognized from net sales reported, and $0.4 million in license revenue was recognized for non-contingent consideration received, which was allocated to the licenses based on relative selling prices.

On December 11, 2013, the Company entered into a License and Commercialization Agreement, or the Sanofi License Agreement, with Sanofi. Effective as of December 11, 2013, the Company entered into a supply agreement, or the Sanofi Supply Agreement, with Sanofi Winthrop Industrie, a wholly owned subsidiary of Sanofi. Under the terms of the Sanofi License Agreement, Sanofi received an exclusive license to commercialize and promote VIVUS’s drug avanafil for therapeutic use in humans in Africa, the Middle East—Turkey and Eurasia, or the Sanofi Territory. In February of 2014, the Company achieved a manufacturing milestone for which a $3.5 million payment was earned, in addition to the first manufacturing milestone payment of $1.5 million received in December 2013. For the three months ended March 31, 2014, VIVUS recognized $2.4 million in license revenue related to the non-contingent consideration that was allocated to the licenses delivered in December 2013 based on relative estimated selling prices. In addition, $2.7 million in supply revenue was recognized in the three months ended March 31, 2014 for the avanafil API delivered under the Sanofi Supply Agreement.  The amount recognized represents the allocated non-contingent considerations received in February 2014 and December 2013, for which revenue recognition was deferred as of December 31, 2013.

13. LONG-TERM DEBT

Convertible Senior Notes Due 2020

On May 21, 2013, the Company closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020, or the Convertible Notes. The Convertible Notes are governed by an indenture, dated as of May 21, 2013, between the Company and Deutsche Bank National Trust Company, as trustee. On May 29, 2013, the Company closed on an additional $30.0 million of Convertible Notes upon exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million. For the three months ended March 31, 2014, total interest expense was $8.0 million, which includes $3.6 million of amortization of the debt discount and $189,000 amortization of deferred financing costs. The remaining expected life of the Convertible Notes at March 31, 2014 is 4.7 years. As of March 31, 2014, the Convertible Notes were not convertible and the if-converted value did not exceed their principal amount.

Senior Secured Notes Due 2018

On March 25, 2013, the Company entered into the Purchase and Sale Agreement between the Company and BioPharma Secured Investments III Holdings Cayman LP, a Cayman Islands exempted limited partnership, providing for the purchase of a debt-like instrument, or the Senior Secured Notes. Under the agreement, the Company received $50 million, less $500,000 in funding and facility payments, at the initial closing on April 9, 2013. The Company had the option but elected not to exercise it to receive an additional $60 million, less $600,000 in a funding payment, at a secondary closing no later than January 15, 2014. For the three months ended March 31, 2014, the imputed interest expense for the Senior Secured Notes was $1.9 million, including $119,000 amortization of deferred financing costs.

The following table summarizes information on the debt (in thousands):

	March 31, 2014
Convertible Senior Notes due 2020:
Fair value of the liability component at issuance date	$154,737
Accumulated accretion of discount	11,935
Net carrying value	$166,672

Senior Secured Notes due 2018:
Carrying value	$50,000	(1)

Total Notes:
Fair value of the liability component at issuance date	$204,737
Accumulated accretion of discount	11,935
Net carrying amount	$216,672

(1)             Approximately $78 thousand is classified as current and included in accrued and other current liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2014.

14. NET INCOME (LOSS) PER SHARE

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

As the Company recognized a net loss for the three months ended March 31, 2014 and 2013, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three months ended March 31, 2014 and 2013, awards and options outstanding of 8,551,975 and 5,461,000, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

15. INCOME TAXES

For the three months ended March 31, 2014 and 2013, we recorded a $436,000 tax benefit and $6,000 income tax expense, respectively. The tax benefit in the current period relates to tax liabilities in certain states, offset by a tax refund received from the state of New Jersey, as a result of a settlement of an audit and acceptance of a refund claim for the tax year ended December 31, 2007.

The Company assesses the likelihood that it will be able to recover its deferred tax assets on a quarterly basis. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company’s analysis of all available evidence, both positive and negative, as of December 31, 2013, it was considered more likely than not that the Company’s deferred tax assets would not be realized. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it will recover its deferred tax assets.

There were no material changes to our unrecognized tax benefits in the three months ended March 31, 2014, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, certain tax years remain open to tax audit.

16. LEGAL MATTERS

Securities Related Class Action and Shareholder Derivative Lawsuits

The Company, a current officer and a former officer were defendants in a putative class action captioned Kovtun v. VIVUS, Inc., et al., Case No. 4:10-CV-04957-PJH, in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleged violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company’s clinical trials and New Drug Application, or NDA, for Qsymia as a treatment for obesity. The Court granted defendants’ motions to dismiss both plaintiff’s Amended Class Action Complaint and Second Amended Class Action Complaint; by order dated September 27, 2012, the latter dismissal was with prejudice and final judgment was entered for defendants the same day. On October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Briefing of the appeal is complete, and the parties are awaiting word on whether the Court of Appeals wishes to entertain oral argument.

Additionally, certain of the Company’s current and former officers and directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH, pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in the Kovtun action. The same individuals are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County, under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. The Company is named as a nominal defendant in these actions, neither of which seeks any recovery from the Company. The parties have agreed to stay the derivative lawsuits pending the outcome of the appeal of the securities class action.

The Company and its directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

On July 12, 2013, various current and former officers and directors of the Company were named as defendants in a separate shareholder derivative lawsuit filed in the California Superior Court, Santa Clara County, and captioned Ira J. Gaines IRA, et al. v. Leland F. Wilson, et al., Case No.1-13-CV-249436. The lawsuit generally alleges breaches of the fiduciary duty of care in connection with the launch of Qsymia, breaches of the duty of loyalty and insider trading by some defendants for selling Company stock while purportedly being aware that the Qsymia launch would be less successful than predicted and corporate waste. Again, the Company is named as a nominal defendant, and no recovery from the Company is sought. As with the other shareholder derivative litigation, the Company does have certain indemnification obligations to the named defendants, including to advance defense costs to the individuals. The Company also maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the proceedings, subject to the policies’ terms and conditions. On October 21, 2013, the Company filed a demurrer seeking to have the lawsuit dismissed in its entirety for failure to make a pre-suit demand upon the Company’s Board of Directors or plead sufficient facts to show that such demand would have been futile. At a hearing on the demurrer held March 14, 2014, the Court sustained the demurrer and dismissed the complaint, albeit with leave to amend. A formal order memorializing the Court’s ruling was entered March 21, 2014. On April 21, 2014, derivative plaintiffs filed their Amended Shareholder Derivative Complaint alleging substantially similar breaches of duty.  The Company intends to respond with a renewed demurrer. That motion is currently scheduled to be filed May 21, 2014. The Company cannot predict the outcome of that motion. The individual defendants deny the material allegations and have indicated an intention to defend them vigorously to the extent the case is permitted to go forward.

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint alleging securities fraud against the Company and three of its former officers and directors.  Plaintiffs served the defendants a few days after filing the Amended Complaint. The Amended Complaint in the action, styled Jasin v. VIVUS, Inc., Case No. 114-cv-261427 pending in the California Superior Court, Santa Clara County, asserts claims for violation of California Corporations Code Sections 25400 and 25401 and Business and Professions Code Section 17200.  Plaintiffs allege generally that defendants misrepresented the prospects for the Company’s success, including with the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. The factual allegations include substantial overlap with the allegations in the Gaines action.

Plaintiffs allege losses of “at least” $2.8 million, and their prayer seeks damages plus attorney’s and expert witness fees, among other relief.  By agreement among the parties, defendants’ response to the Amended Complaint is due June 2, 2014. VIVUS cannot predict the outcome of any motion defendants may bring in response to the Amended Complaint, or of the case more generally. Defendants believe, however, that the allegations of the Amended Complaint are without merit and intend to defend the claims vigorously.

17. SEGMENT INFORMATION

The Company operates in one reportable segment—the development and commercialization of novel therapeutic products. The Company has identified its Chief Executive Officer as the Chief Operating Decision Maker, or CODM, who manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating financial performance, the CODM reviews individual customer and product information, while other financial information is reviewed on a consolidated basis. Therefore, results of operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Disclosures about revenues by product and by geographic area are presented below.

Geographic Information

Outside the United States, or ROW, the Company sells products through a commercialization licensee principally in the EU. The geographic classification of product sales was based on the location of the customer. The geographic classification of supply, license and milestone revenue was based on the domicile of the entity from which the revenue was earned.

Net product revenue by geographic region was as follows (in thousands):

	Three Months Ended March 31,2014
	U.S.	ROW		Total
Qsymia—Net product revenue	$9,138	$—		$9,138
STENDRA/SPEDRA—License and milestone revenue	406	18,957	(1)	19,363
STENDRA/SPEDRA—Supply revenue	4,547	2,823		7,370
STENDRA—Royalty revenue	820	—		820
Total revenue	$14,911	$21,780		$36,691

(1)             $16.6 million of which is attributable to Germany.

	Three Months Ended March 31,2013
	U.S.	ROW	Total
Qsymia—Net product revenue	$4,112	$—	$4,112
Total revenue	$4,112	$—	$4,112

18.  SUBSEQUENT EVENTS

During April 2014, Menarini, a commercialization partner, launched the commercialization of SPEDRA in Spain, resulting in the Company’s achievement of its fifth and final milestone receivable from Menarini of €3 million, or approximately $4.2 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “may,” “believe,” “expect,” “forecast,” “intend,” “anticipate,” “predict,” “should,” “planned,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our limited commercial experience with Qsymia® in the United States, or U.S.; (2) the timing of initiation and completion of the clinical studies required as part of the approval of Qsymia by the U.S. Food and Drug Administration, or FDA; (3) the response from the FDA to the data that we will submit relating to post-approval clinical studies; (4) the impact of the indicated uses and contraindications contained in the Qsymia label and the Risk Evaluation and Mitigation Strategy requirements; (5) our ability to continue to certify and add to the Qsymia retail pharmacy network and sell Qsymia through this network; (6) whether the Qsymia retail pharmacy network will simplify and reduce the prescribing burden for physicians, improve access and reduce waiting times for patients seeking to initiate therapy with Qsymia; (7) that we may be required to provide further analysis of previously submitted clinical trial data; (8) our assessment of the European Medicines Agency’s Scientific Advice relating to our cardiovascular outcomes trial, or CVOT, and the resubmission of an application for the grant of a marketing authorization to the European Medicines Agency, or EMA, the timing of such resubmission, if any, the results of the CVOT, assessment by the EMA of the application for marketing authorization, and their agreement with the data from the CVOT; (9) our ability to successfully seek approval for Qsymia in other territories outside the U.S. and European Union, or EU; (10) whether healthcare providers, payors and public policy makers will recognize the significance of the American Medical Association officially recognizing obesity as a disease, or the new American Association of Clinical Endocrinologists guidelines; (11) our ability to successfully commercialize Qsymia including risks and uncertainties related to expansion to retail distribution, the broadening of payor reimbursement, the expansion of Qsymia’s primary care presence, and the outcomes of our discussions with pharmaceutical companies and our strategic and franchise-specific pathways for Qsymia; (12) our ability to focus our promotional efforts on health-care providers and on patient education that, along with increased access to Qsymia and ongoing improvements in reimbursement, will result in the accelerated adoption of Qsymia; (13) our ability to eliminate expenses that are not essential to expanding the use of Qsymia and fully realize the anticipated benefits from a cost reduction plan, including the timing thereof; (14) the impact of lower annual net cost savings than currently expected; (15) the impact of the cost reduction plan on our business and unanticipated charges not currently contemplated that may occur as a result of the cost reduction plan; (16) our ability to ensure that the entire supply chain for Qsymia efficiently and consistently delivers Qsymia to our customers; (17) risks and uncertainties related to the timing, strategy, tactics and success of the launches and commercialization of STENDRA™ (avanafil) or SPEDRA™ (avanafil) by our sublicensees in the United States, Canada, the EU, Australia, New Zealand, Africa, the Middle East, Turkey, and the Commonwealth of Independent States, including Russia; (18) our ability to successfully complete on acceptable terms, and on a timely basis, avanafil partnering discussions for other territories under our license with Mitsubishi Tanabe Pharma Corporation in which we do not have a commercial collaboration; (19) the timing of the qualification and subsequent approval by regulatory authorities of Sanofi Chimie and Sanofi Winthrop Industrie as a qualified supplier of STENDRA/SPEDRA, Sanofi Chimie’s ability to undertake worldwide manufacturing of the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie’s ability to undertake worldwide manufacturing of the tablets for avanafil; (20) whether the FDA will approve the amendment for the new prescribing information we have submitted, and whether the European Commission, following an opinion by the EMA, will approve the new prescribing information we intend to submit, to include the recently announced clinical study results showing avanafil is effective for sexual activity within 15 minutes in men with erectile dysfunction, or ED; (21) the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand; (22) our ability to accurately forecast Qsymia demand; (23) our ability to increase Qsymia sales in 2014 through growth in certified retail pharmacies, expansion of reimbursement coverage and the use of a more focused selling message; (24) the number of Qsymia prescriptions dispensed through the mail order system and through certified retail pharmacies; (25) the impact of promotional programs for Qsymia on our net product revenue and net income (loss) in future periods; (26) our history of losses and variable quarterly results; (27) substantial competition; (28) risks related to the failure to protect our intellectual property and litigation in which we may become involved; (29) uncertainties of government or third-party payor reimbursement; (30) our reliance on sole-source suppliers; (31) our reliance on third parties and our collaborative partners; (32) our failure to continue to develop innovative investigational drug candidates and drugs; (33) risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations; (34) our ability to demonstrate through clinical testing the quality, safety, and efficacy of our investigational drug candidates; (35) the timing of initiation and completion of clinical trials and submissions to foreign authorities; (36) the results of post-marketing studies are not favorable; (37) compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained; (38) the volatility and liquidity of the financial markets; (39) our liquidity and capital resources; (40) our expected future revenues, operations and expenditures; (41) potential change in our business strategy to enhance long-term stockholder value; (42) the impact, if any, of the expansion of our Board of Directors to include predominantly new members, the recent appointment of a new Chief Executive Officer and an interim Chief Financial Officer, the resignation of our President, the decision of our Chief Financial Officer to exercise his right to terminate his employment for Good Reason (as defined in his Amended and Restated Change of Control and Severance Agreement with the Company, effective as of July 1, 2013) and the assumption of the Chief Commercial Officer’s duties and responsibilities by the Chief Executive Officer; and (43) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, or the Commission, including those set forth in this filing as “Item 1A. Risk Factors.”

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2013 and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

OVERVIEW

VIVUS is a biopharmaceutical company with two therapies approved by the FDA: Qsymia for chronic weight management and STENDRA for erectile dysfunction.  STENDRA is also approved by the European Commission, or EC, under a trade name, SPEDRA, for the treatment of erectile dysfunction in the EU.

Our drug Qsymia (phentermine and topiramate extended-release) was approved by the FDA on July 17, 2012, as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adult patients with an initial body mass index (BMI) of 30 or greater (obese), or 27 or greater (overweight) in the presence of at least one weight-related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol (dyslipidemia). Qsymia incorporates a proprietary formulation combining low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. In September 2012, we announced the initial U.S. market availability of Qsymia through a limited number of certified home delivery networks. In July 2013, we announced initial retail availability of Qsymia through approximately 8,000 Walgreens, Costco and Duane Reade pharmacies nationwide. As of the date of this report, Qsymia is available in approximately 39,000 certified retail pharmacies nationwide, including all of the major pharmacy chains in the country. We intend to continue to certify and add new pharmacies to the Qsymia retail pharmacy network, including national and regional chains as well as independent pharmacies. In addition, Qsymia continues to be available through a certified home delivery pharmacy network for patients who prefer to receive Qsymia by mail.

We commercialize Qsymia in the U.S. through a contract sales force, supported by an internal commercial team consisting of sales management, marketing and managed care professionals. Our efforts to expand the appropriate use of Qsymia include scientific publications, participation and presentations at medical conferences and development and implementation of patient-directed support programs.

In October 2012, we received the negative opinion from the EMA Committee for Medicinal Products for Human Use, or CHMP, recommending refusal of the marketing authorization in the EU for the medicinal product QsivaTM (the approved trade name for Qsymia in the EU) due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We requested that this opinion be re-examined by the CHMP. After re-examination, on February 21, 2013, the CHMP adopted a final opinion that reaffirmed the Committee’s earlier negative opinion. On May 15, 2013, the European Commission issued a decision refusing the grant of marketing authorization for Qsiva in the EU. On September 20, 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, or AQCLAIM, to support the resubmission of an application for a marketing authorization for Qsiva for treatment of obesity in accordance with the EU centralized procedure. Based on feedback from the EMA health authority, as well as various country health authorities associated with review of the AQCLAIM trial application, the protocol has been revised and resubmitted to the FDA for review. We also intend to seek approval for Qsymia in other territories outside the United States and EU. We intend to commercialize Qsymia in territories where we obtain approval through commercial collaboration agreements with third parties.

Our drug STENDRA, or avanafil, is an oral phosphodiesterase type 5, or PDE5, inhibitor that we have licensed from Mitsubishi Tanabe Pharma Corporation, or MTPC. STENDRA was approved by the FDA on April 27, 2012, for the treatment of ED in the United States. On June 26, 2013, the EC adopted the implementing decision granting marketing authorization for SPEDRA (the approved trade name for avanafil in the EU) for the treatment of ED in the EU. On July 5, 2013, we entered into an agreement with the Menarini Group, through its subsidiary Berlin-Chemie AG, or Menarini, under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, plus Australia and New Zealand. Menarini commenced its commercialization launch of the product in France, Germany, Italy, and the United Kingdom in March 2014 and Poland and Spain in April 2014.

On October 10, 2013, we entered into an agreement with Auxilium Pharmaceuticals, Inc., or Auxilium, under which Auxilium received an exclusive license to commercialize and promote STENDRA in the United States and Canada. On the same date, we also entered into a supply agreement with Auxilium, whereby VIVUS will supply Auxilium with STENDRA drug product for commercialization. Auxilium began commercializing STENDRA in December 2013.

On December 11, 2013, we entered into an agreement with Sanofi under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East, Turkey, and the Commonwealth of Independent States, or CIS, including Russia. Sanofi will be responsible for obtaining regulatory approval in its territories. Sanofi intends to market avanafil under the trade name SPEDRA or STENDRA. Effective as of December 11, 2013, we also entered into a supply agreement, or the Sanofi Supply Agreement, with Sanofi Winthrop Industrie, a wholly owned subsidiary of Sanofi.

Under the license agreements with Menarini, Auxilium and Sanofi, avanafil is expected to be commercialized in over 100 countries worldwide. In addition, we are currently in discussions with potential collaboration partners to market and sell STENDRA for other territories under our license with MTPC in which we do not have a commercial collaboration.

Foreign regulatory approvals, including EC marketing authorization to market Qsiva in the EU, may not be obtained on a timely basis, or at all, and the failure to receive regulatory approvals in a foreign country would prevent us from marketing our products in that market, which could have a material adverse effect on our business, financial condition and results of operations.

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

For the three months ended March 31, 2014, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, provides a more complete discussion of our critical accounting policies and estimates.

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

Financial instruments include cash equivalents, available-for-sale securities, accounts receivable, accounts payable and accrued liabilities. Available-for-sale securities are carried at estimated fair value. The carrying value of cash equivalents, accounts payable and accrued liabilities approximate their estimated fair value due to the relatively short nature of these instruments. Our cash and cash equivalents and available-for-sale securities measured at fair value on a recurring basis.

All of our cash and cash equivalents and available-for-sale securities are in cash, money market instruments and U.S. Treasury securities at March 31, 2014 and December 31, 2013, and these are classified as Level 1. The valuation techniques used to measure the fair values of these financial instruments were derived from quoted market prices, as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exist.

In May 2013, we closed on an offering totaling $250.0 million in Convertible Notes. The fair value of the liability component of the Convertible Notes, excluding the conversion feature, was derived using a binomial lattice model, or Level 3 inputs. To arrive at the appropriate risk adjusted rate, or market yield, for the Convertible Notes, we performed (i) a synthetic credit rating analysis estimating the issuer level credit rating of the Company using a regression model, (ii) research on appropriate market yields using option adjusted spread indications for similar credit ratings, and (iii) considered the market yield implied for the Convertible Notes from a binomial lattice model. Using these inputs, the initial fair value of the liability component of the Convertible Notes was estimated at $154.7 million. The Convertible Notes are described further below and in Note 13 Long-Term Debt to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, as compared to the recent accounting pronouncements described in our Form 10-K for the year ended December 31, 2013, that are of significance, or potential significance to the Company.

RESULTS OF OPERATIONS

For the three months ended March 31, 2014, net loss was $15.6 million or $0.15 net loss per share, as compared to a net loss of $53.6 million or $0.53 net loss per share during the same period in 2013. The decreased net loss in the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, is primarily attributable to higher total net revenue and lower  selling and marketing expenses related to commercialization activities for Qsymia, plus lower spending for corporate expenses and reduced share-based compensation expense.

We may have continued losses in future periods, depending on our success in commercializing, our partners’ commercial success with STENDRA (SPEDRA), and the timing of our research and development expenditures, primarily related to the post-marketing study requirements for our approved drugs.

Continuing operations

	Three Months Ended March 31,
(in thousands, except for percentages)	2014	2013
Revenue:
Net product revenue	$9,138	$4,112
License and milestone revenue	19,363	—
Supply revenue	7,370	—
Royalty revenue	820	—
Total revenue	$36,691	$4,112

Net product revenue

For the three months ended March 31, 2014, net product revenue from sales of Qsymia was $9.1 million, compared to $4.1 million for same period in 2013. We began distributing Qsymia to the certified home delivery pharmacies in our network in September 2012, and Qsymia became available in certified retail pharmacies in July 2013.  We recognize net product revenue for Qsymia based on prescription sell-through by our certified retail pharmacies and home delivery pharmacy services networks to patients as we do not have sufficient historical information to reliably estimate returns. We expect to continue to recognize revenue for Qsymia using this method for the foreseeable future.

For the three months ended March 31, 2014, there were approximately 121,000 Qsymia prescriptions dispensed, compared to 59,000 for the same period of 2013 and 124,000 for the three months ended December 31, 2013. Approximately 54% of our total prescriptions for the first quarter of 2014 included either a free good or discount offer, with approximately 25,000 of those prescriptions dispensed as free goods. In comparison, for the three months ended March 31, 2013 and December 31, 2013, respectively, approximately 40% and 59% of our total prescriptions included either a free good or discount offer, with approximately 21,000 and 29,000 of those prescriptions dispensed as free goods.

As of March 31, 2014, we recorded deferred revenue related to sales of Qsymia of $12.5 million, which represents Qsymia product shipped to wholesalers, certified retail pharmacies and certified home delivery pharmacy services networks, but not yet dispensed to patients through prescriptions, net of prompt-payment discounts.

License and milestone revenue

For the three months ended March 31, 2014, under the terms of the License and Commercialization Agreement with Menarini, we recognized $16.6 million in license and milestone revenue for the commercialization launch of SPEDRA in France, Germany, Italy, and the United Kingdom, for which milestone payments of €3.0 million for each country (in total €12.0 million or $16.6 million) were earned and recognized as license and milestone revenue in the current quarter.

Under the terms of the License and Commercialization Agreement with Auxilium, for the three months ended March 31, 2014, we recognized license revenue of $0.4 million related to the delivery of the license rights and related know-how for non-contingent consideration received in the first quarter of 2014 for supply payments allocated to the license based on relative estimated selling prices.

Under the terms of the License and Commercialization Agreement with Sanofi, for the three months ended March 31, 2014, we recognized license revenue of $2.4 million related to the delivery of the license rights and related know-how for non-contingent consideration received in the first quarter of 2014 for a manufacturing milestone allocated to the license based on relative estimated selling prices.

Supply revenue

STENDRA or SPEDRA supply revenue was $7.4 million for the three months ended March 31, 2014. We began distributing STENDRA or SPEDRA tablets to our commercialization partners in December 2013. Auxilium launched the commercialization of STENDRA in the U.S. in December 2013. Menarini launched the commercialization of SPEDRA in France, Germany, Italy and the United Kingdom in March 2014 and Poland and Spain in April 2014. In addition, we received a manufacturing milestone payment for avanafil active pharmaceutical ingredients, or API, delivered to Sanofi to support its technology transfer to qualify Sanofi as a second supplier for avanafil API and tablets and recognized as supply revenue the payment portion allocable to the avanifil API based upon relative estimated selling prices.

As of March 31, 2014, $5.0 million of STENDRA or SPEDRA supply revenue has been recorded as deferred revenue because not all of the required specifications are met and the related title and risk of loss and damages have not been transferred to our commercialization partners.

Royalty revenue

For the three months ended March 31, 2014, we recognized a total of $0.8 million as royalty revenue on net sales reported by Auxilium in the first quarter of 2014 related to the License and Commercialization Agreement with Auxilium.

Under the terms of the License and Commercialization Agreement with Menarini, a prepayment of $10.6 million for future royalties on sales of SPEDRA received in 2013 has been recorded as deferred revenue in our condensed consolidated balance sheet as of March 31, 2014, and such amount will be recognized as royalty revenue when earned based on net product sales  by Menarini.

Cost of goods sold

Cost of goods sold was $9.5 million for the three months ended March 31, 2014, as compared to $0.4 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, cost of goods sold relates to our product shipments of Qsymia of $1.8 million and STENDRA of $7.7 million. Cost of goods sold for Qsymia dispensed to patients includes the inventory costs of APIs, third-party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Cost of goods sold for STENDRA shipped to our commercialization partners includes the inventory costs of purchased tablets, freight, shipping and handling costs. The cost of goods sold associated with deferred revenue on Qsymia and STENDRA product shipments is recorded as deferred costs, which are included in inventories in the unaudited condensed consolidated balance sheets, until such time as the deferred revenue is earned.

Inventory impairment and commitment fee

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories, which are valued using a weighted average cost method calculated for each production batch. We periodically evaluate the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation, during the three months ended March 31, 2013, we recognized an inventory charge of $5.8 million, primarily to write off work-in-process and finished goods inventories on hand in excess of demand. No charge was required and none was taken for the three months ended March 31, 2014. We will continue to evaluate our inventories on a periodic basis and we may incur additional inventory write-downs in future periods if actual events differ materially from our current assumptions.

Research and development expense

	Three Months Ended March 31,
Drug Indication/Description	2014	2013	2014 vs. 2013 Increase/(Decrease)
	(In thousands, except percentages)
Qsymia for obesity	$2,126	$605	251%
STENDRA for ED	382	2,938	(87)%
Other projects	11	186	(94)%
Share-based compensation	274	790	(65)%
Overhead costs*	1,630	2,527	(35)%
Total research and development expense	$4,423	$7,046	(37)%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The decrease in research and development expenses for the three months ended March 31, 2014, compared to the same period in 2013, is primarily due to the trial completion of the STENDRA 15 minute study and decreases in employee costs as a result of the 2013 reduction in force, including lower staffing, share-based compensation expense, consultants and other project costs. This was partially offset by the start-up costs for the AQCLAIM study.

We estimate the AQCLAIM study will cost between $180 and $250 million and the study could take as long as five to six years to complete. We submitted to the EMA a request for Scientific Advice regarding use of a pre-specified interim analysis from AQCLAIM to support the resubmission of an application for a marketing authorization for Qsiva for obesity in accordance with the EU centralized marketing authorization procedure. Based on feedback from the EMA health authority, as well as various country health authorities associated with review of the AQCLAIM trial application, the protocol has been revised and resubmitted to the FDA for review.

There will be additional research and development expenses for post-approval studies related to STENDRA and Qsymia. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies.

Selling, general and administrative expense

	Three Months Ended March 31,
	2014	2013	2014 vs. 2013 Decrease
	(In thousands, except percentages)
Selling and marketing	$18,668	$28,613	(35)%
General and administrative	9,941	16,083	(38)%
Total selling, general and administrative expense	$28,609	$44,696	(36)%

In September 2012, we began distributing Qsymia to the certified home delivery pharmacies in our network, and Qsymia became available in retail pharmacies in July 2013.  The decrease in selling and marketing expenses is due primarily to lower Qsymia commercialization activities during the three months ended March 31, 2014, compared to the first quarter of 2013, including a decrease in marketing and promotional expenses of $9.9 million.

The decrease in general and administrative expenses in the three months ended March 31, 2014, compared to the same period in 2013, is primarily due to lower spending for corporate activities, professional fees, product liability insurance, lower grant costs for continuing medical education programs, and decreased share-based compensation expense.

Non-Recurring Charges

As part of our ongoing efforts to reduce costs by eliminating expenses that are not essential to expanding the use of Qsymia, we implemented a cost reduction plan, announced in November 2013, which reduced our workforce by approximately 20 employees, or 17%, excluding the sales force, in the three months ended December 31, 2013. This cost reduction plan was substantially completed as of December 31, 2013; however, certain employee terminations were finalized in the three months ended March 31, 2014.

For the three months ended March 31, 2014, non-recurring charges were $2.1 million. For additional information concerning the non-recurring charges, please see Note 10 “Non-Recurring Charges” to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

We expect to realize approximately $6 million to $8 million in annual net cost savings beginning in fiscal year 2014 as a result of this cost reduction plan. Our ability to achieve the anticipated cost savings and other benefits from this cost reduction plan within the expected timeframe is subject to many estimates and assumptions, and the actual savings and timing for those savings may vary materially based on factors such as negotiations with third parties and operational requirements. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. There can be no assurance that we will fully realize the anticipated benefits from this cost reduction plan. To the extent that we are unable to successfully implement our business plan, further cost reduction measures may be required in the future.

Interest expense

For the three months ended March 31, 2014, interest expense was $8.0 million, primarily due to interest expense and amortization of issuance costs and discounts from our Convertible Notes and Senior Secured Notes and the amortization of the debt discount on the Convertible Notes. The Convertible Notes were issued in May 2013, and the Senior Secured Notes were issued in April 2013. Net interest expense was insignificant for the three months ended March 31, 2013.

Provision for (benefit from) income taxes

For the three months ended March 31, 2014 and 2013, we recorded a $436,000 tax benefit and $6,000 income tax expense, respectively. The tax benefit in the current period relates to tax liabilities in certain states, offset by a tax refund received from the state of New Jersey, as a result of a settlement of an audit and acceptance of a refund claim for the tax year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Cash, cash equivalents and available-for-sale securities totaled $316.2 million at March 31, 2014, as compared to $343.3 million at December 31, 2013. The decrease of $27.1 million is primarily due to cash used for operating activities.

At March 31, 2014, we had $89.7 million in cash and cash equivalents and $226.5 million in available-for-sale securities. We invest our excess cash balances in money market and U.S. government securities, in accordance with our investment policy. At March 31, 2014, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds. Our investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Accounts Receivable.  We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written-off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment.

As of March 31, 2014, accounts receivable, net of allowance for cash discount, was $31.1 million, as compared to $12.2 million at December 31, 2013.  The increase in accounts receivable is primarily due to license and milestone revenue recognized of $16.6 million for the launch of SPEDRA in France, Germany, Italy, and the United Kingdom in March 2014, for which the payments were received in April 2014.

Liabilities.  Total liabilities were $279.4 million at March 31, 2014, which is $1.0 million lower than at December 31, 2013.

Operating Activities.  Our operating activities used $24.9 million and $62.1 million in cash during the three months ended March 31, 2014 and 2013, respectively. For the three months ended March 31, 2014, the use of cash partially resulted from our net operating loss from continuing operations of $15.6 million, which was partially offset by $3.6 million in debt costs amortizations and $2.8 million in non-cash share-based compensation expense. Additional cash used in operating activities resulted from changes in assets and liabilities during the quarter, including an $18.9 million increase in accounts receivable primarily as a result of recognizing $16.6 million in license and milestone revenue for the commercialization launch of SPEDRA, plus increased shipments of Qsymia to pharmacies in support of growing demand for Qsymia, and a $3.1 million decrease in accounts payable due to the timing of activities and vendor payments. Partially offsetting these uses of funds in operating activities were sources of funds from a $3.3 million net decrease in prepaid expenses and other assets, which is primarily comprised of medical affairs, sales and marketing activities for Qsymia, and a net $1.3 million decrease in inventories, primarily for Qsymia.

Investing Activities.  Our investing activities provided $10.6 million and $94.1 million in cash during the three months ended March 31, 2014 and 2013, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities.  In the first three months of 2014, cash provided by financing activities included $0.8 million in proceeds from the exercise of stock options. Financing activities were not material during the first quarter of 2013.

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

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least for the next twelve months. However, we anticipate that we may require additional funding to expand the use of Qsymia through targeted patient and physician education, find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience, create a pathway for centralized approval of the marketing authorization application for Qsiva in the EU, continue the expansion of our distribution of Qsymia through certified retail pharmacy locations, conduct post-approval clinical studies for both Qsymia and STENDRA, conduct non-clinical and clinical research and development work to support regulatory submissions and applications for our future investigational drug candidates, finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, to fund operating expenses, establish additional or new manufacturing and marketing capabilities, and manufacture quantities of our drugs and investigational drug candidates and to make payments under our existing license and supply agreements for STENDRA.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of March 31, 2014.

Contractual Obligations

During the three months ended March 31, 2014, there were no material changes to our contractual obligations, other than the fulfillment of existing obligations in the ordinary course of business, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest Rate Risk

Our cash, cash equivalents and available-for-sale securities as of March 31, 2014, consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at March 31, 2014, by approximately $1.1 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

ITEM 4. CONTROLS AND PROCEDURES

(a.) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our interim Chief Financial Officer, of the effectiveness of the design and operation of VIVUS’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b.) Changes in internal controls. There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Related Class Action and Shareholder Derivative Lawsuits

The Company, a current officer and a former officer were defendants in a putative class action captioned Kovtun v. VIVUS, Inc., et al., Case No. 4:10-CV-04957-PJH, in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleged violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company’s clinical trials and New Drug Application, or NDA, for Qsymia as a treatment for obesity. The Court granted defendants’ motions to dismiss both plaintiff’s Amended Class Action Complaint and Second Amended Class Action Complaint; by order dated September 27, 2012, the latter dismissal was with prejudice and final judgment was entered for defendants the same day. On October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Briefing of the appeal is complete, and the parties are awaiting word on whether the Court of Appeals wishes to entertain oral argument.

Additionally, certain of the Company’s current and former officers and directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH, pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in the Kovtun action. The same individuals are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County, under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. The Company is named as a nominal defendant in these actions, neither of which seeks any recovery from the Company. The parties have agreed to stay the derivative lawsuits pending the outcome of the appeal of the securities class action.

The Company and its directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

On July 12, 2013, various current and former officers and directors of the Company were named as defendants in a separate shareholder derivative lawsuit filed in the California Superior Court, Santa Clara County, and captioned Ira J. Gaines IRA, et al. v. Leland F. Wilson, et al., Case No.1-13-CV-249436. The lawsuit generally alleges breaches of the fiduciary duty of care in connection with the launch of Qsymia, breaches of the duty of loyalty and insider trading by some defendants for selling Company stock while purportedly being aware that the Qsymia launch would be less successful than predicted and corporate waste. Again, the Company is named as a nominal defendant, and no recovery from the Company is sought. As with the other shareholder derivative litigation, the Company does have certain indemnification obligations to the named defendants, including to advance defense costs to the individuals. The Company also maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the proceedings, subject to the policies’ terms and conditions. On October 21, 2013, the Company filed a demurrer seeking to have the lawsuit dismissed in its entirety for failure to make a pre-suit demand upon the Company’s Board of Directors or plead sufficient facts to show that such demand would have been futile. At a hearing on the demurrer held March 14, 2014, the Court sustained the demurrer and dismissed the complaint, albeit with leave to amend. A formal order memorializing the Court’s ruling was entered March 21, 2014. On April 21, 2014, derivative plaintiffs filed their Amended Shareholder Derivative Complaint alleging substantially similar breaches of duty.  The Company intends to respond with a renewed demurrer. That motion is currently scheduled to be filed May 21, 2014. The Company cannot predict the outcome of that motion. The individual defendants deny the material allegations and have indicated an intention to defend them vigorously to the extent the case is permitted to go forward.

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint alleging securities fraud against the Company and three of its former officers and directors.  Plaintiffs served the defendants a few days after filing the Amended Complaint. The Amended Complaint in the action, styled Jasin v. VIVUS, Inc., Case No. 114-cv-261427 pending in the California Superior Court, Santa Clara County, asserts claims for violation of California Corporations Code Sections 25400 and 25401 and Business and Professions Code Section 17200.  Plaintiffs allege generally that defendants misrepresented the prospects for the Company’s success, including with the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. The factual allegations include substantial overlap with the allegations in the Gaines action.  Plaintiffs allege losses of “at least” $2.8 million, and their prayer seeks damages plus attorney’s and expert witness fees, among other relief.  By agreement among the parties, defendants’ response to the Amended Complaint is due June 2, 2014. VIVUS cannot predict the outcome of any motion defendants may bring in response to the Amended Complaint, or of the case more generally. Defendants believe, however, that the allegations of the Amended Complaint are without merit and intend to defend the claims vigorously.

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

In July 2013, we announced changes to our Board and management. In September and November 2013, and January 2014, we announced further changes to our management team. In November 2013, we announced a reduction in force of approximately 17%, the decision of our Chief Financial Officer to exercise his right to terminate his employment for Good Reason (as defined in his Amended and Restated Change of Control and Severance Agreement with the Company, effective as of July 1, 2013), and the appointment of our Corporate Controller as the Company’s interim Chief Financial Officer. In January 2014, we announced that our Chief Executive Officer was assuming the duties and responsibilities of the Company’s Chief Commercial Officer. The implementation of these changes, including the recent appointment of a new Chief Executive Officer and interim Chief Financial Officer, the expansion of our Board to include predominantly new members, the resignation of our President, the decision of our Chief Financial Officer to exercise his right to terminate his employment for Good Reason, the assumption of the Chief Commercial Officer’s duties and responsibilities by the Chief Executive Officer, and the potential for additional changes to our management, organizational structure and strategic business plan, may cause speculation and uncertainty regarding our future business strategy and direction. These changes may cause or result in:

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

•  obtain marketing authorization by the European Commission, or EC for Qsiva™ in the EU through the centralized procedure;

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

•  comply with the post-marketing requirements established by the U.S. Food and Drug Administration, or FDA, including Qsymia’s Risk Evaluation and Mitigation Strategy, or REMS, any future changes to the REMS, and any other requirements established by the FDA in the future;

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

On November 5, 2013, we announced a cost reduction plan to eliminate expenses that are not essential to expanding the use of Qsymia. The plan reduced our workforce by approximately 20 employees, not including our sales force. We substantially completed this cost reduction plan by December 31, 2013, and incurred pre-tax non-recurring charges of $8.0 million in the fourth quarter of 2013, including approximately $5.7 million in employee termination costs, $1.3 million in non-cash share-based compensation expense related to the automatic acceleration of vesting of unvested stock options held by the terminated employees, and $1.0 million in facilities and other lease exit costs. In the first quarter of 2014, we incurred an additional $2.1 million in non-recurring charges relating to our cost reduction plan. We expect to realize approximately $6 million to $8 million in annual net cost savings in fiscal year 2014.

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

On December 11, 2013, we entered into a License and Commercialization Agreement with Sanofi under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East, Turkey, and the Commonwealth of Independent States, or CIS, including Russia. Sanofi will be responsible for obtaining regulatory approval in its territories. Sanofi intends to market avanafil under the trade name SPEDRA or STENDRA. On October 10, 2013, we entered into a License and Commercialization Agreement with Auxilium under which Auxilium received an exclusive license to commercialize and promote STENDRA for the treatment of erectile dysfunction, or ED, in the United States and Canada. On July 5, 2013, we entered into a License and Commercialization Agreement with Menarini under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, plus Australia and New Zealand.

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

We, together with Sanofi, Auxilium and Menarini in certain territories, intend to market STENDRA or SPEDRA outside the U.S., which will subject us to risks related to conducting business internationally.

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

We maintain significant inventories and evaluate these inventories on a periodic basis for potential excess and obsolescence. During the year ended December 31, 2013, we recognized total charges of $10.2 million for Qsymia inventories on hand in excess of demand, plus a purchase commitment fee. The inventory impairment charges were based on our analysis of current Qsymia inventory on hand and remaining shelf life, in relation to our projected demand for the product. The current FDA-approved commercial product shelf life for Qsymia is 36 months. STENDRA is approved in the U.S. and SPEDRA in the EU for 48 months commercial product shelf life.

Our write-down for excess and obsolete inventory is subjective and requires accurate forecasting of the future market demand for our products. Forecasting demand for Qsymia, a drug in the obesity market in which there had been no new FDA-approved medications in over a decade prior to 2012, and for which reimbursement from third-party payors had previously been non-existent, has been difficult. Forecasting demand for STENDRA or SPEDRA, a drug that is new to the market and has no sales history, is difficult. We will continue to evaluate our inventories on a periodic basis. The value of our inventories could be impacted if actual sales differ significantly from our estimates of future demand or if any significant unanticipated changes in future product demand or market conditions occur. Any of these events, or a combination thereof, could result in additional inventory write-downs in future periods, which could be material.

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

We currently do not have supply agreements for extended-release topiramate or phentermine, which are APIs used in Qsymia. We cannot guarantee that we will be successful in entering into supply agreements on reasonable terms or at all or that we will be able to obtain or maintain the necessary regulatory approvals for these suppliers in a timely manner or at all.

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

•  our ability to obtain marketing authorization by the EC for Qsiva in the EU through the centralized procedure;

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

There are also several drugs in development for obesity including an investigational drug candidate, liraglutide, in Phase 3 clinical trials being developed by Novo Nordisk A/S. Victoza® (liraglutide) is approved by the FDA for the treatment of type 2 diabetes and also is being developed for the treatment of obesity. Newer agents recently approved for type 2 diabetes include Invokana® (canaglifozin) from Johnson & Johnson’s Janssen Pharmaceuticals, an SGLT2 inhibitor that has demonstrated modest, single-digit weight loss in clinical studies. In addition, there are several other investigational drug candidates in Phase 2 clinical trials for the treatment of obesity. There are also a number of generic pharmaceutical drugs that are prescribed for obesity, predominantly phentermine. Phentermine is sold at much lower prices than we charge for Qsymia and is available in retail pharmacies. The availability of branded prescription drugs, generic drugs and over-the-counter drugs could limit the demand for, and the price we are able to charge for, Qsymia.

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

•  the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments or transfers of value to physicians and teaching hospitals, maintenance of a payments database, and public reporting of the payment data. Pharmaceutical manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to track and report such payments. Centers for Medicare and Medicaid Services, or CMS, recently issued a final rule implementing the Physician Payment Sunshine Act provisions and clarified the scope of the reporting obligations, as well as that applicable manufacturers must begin tracking on August 1, 2013, and must report payment data to CMS by March 31, 2014, and annually thereafter; and

•  the federal Foreign Corrupt Practices Act of 1997 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

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

In the EU, the advertising and promotion of our products will also be subject to EU Member States’ laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, as well as other EU Member State legislation governing statutory health insurance, bribery and anti-corruption. Failure to comply with these rules can result in enforcement action by the EU Member State authorities, which may include any of the following: fines, imprisonment, orders forfeiting products or prohibiting or suspending their supply to the market, or requiring the manufacturer to issue public warnings, or to conduct a product recall.

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

Even if we maintain FDA approval, or receive a marketing authorization from the EC, and other regulatory approvals, if we or others identify adverse side effects after any of our products are on the market, or if manufacturing problems occur, regulatory approval or EU marketing authorization may be varied, suspended or withdrawn and reformulation of our products, additional clinical trials, changes in labeling and additional marketing applications may be required, any of which could harm our business and cause our stock price to decline.

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

Federal law requires that any company that participates in the Medicaid Drug Rebate program also participate in the Public Health Service’s 340B drug pricing discount program in order for federal funds to be available for the manufacturer’s drugs under Medicaid and Medicare Part B. The 340B pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. These 340B covered entities include a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of low-income patients. The 340B ceiling price is calculated using a statutory formula, which is based on the average manufacturer price and rebate amount for the covered outpatient drug as calculated under the Medicaid Drug Rebate program. Changes to the definition of average manufacturer price and the Medicaid rebate amount under the Affordable Care Act and CMS’s issuance of final regulations implementing those changes also could affect our 340B ceiling price calculations and negatively impact our results of operations.

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

Federal law requires that, for a company to be eligible to have its products paid for with federal funds under the Medicaid and Medicare Part B programs as well as to be purchased by certain federal agencies and certain federal grantees, it also must participate in the Department of Veterans Affairs, or VA, Federal Supply Schedule, or FSS, pricing program. To participate, we are required to enter into an FSS contract with the VA, under which we must make our innovator “covered drugs” available to the “Big Four” federal agencies—the VA, the Department of Defense, or DoD, the Public Health Service, and the Coast Guard—at pricing that is capped pursuant to a statutory federal ceiling price, or FCP, formula set forth in Section 603 of the Veterans Health Care Act of 1992, or VHCA. The FCP is based on a weighted average wholesaler price known as the “non-federal average manufacturer price,” or Non-FAMP, which manufacturers are required to report on a quarterly and annual basis to the VA. If a company misstates Non-FAMPs or FCPs it must restate these figures. Pursuant to the VHCA, knowingly providing false information in connection with a Non-FAMP filing can subject a manufacturer to penalties of $100,000 for each item of false information.

FSS contracts are federal procurement contracts that include standard government terms and conditions, separate pricing for each product, and extensive disclosure and certification requirements. All items on FSS contracts are subject to a standard FSS contract clause that requires FSS contract price reductions under certain circumstances where pricing is reduced to an agreed “tracking customer.” Further, in addition to the “Big Four” agencies, all other federal agencies and some non-federal entities are authorized to access FSS contracts. FSS contractors are permitted to charge FSS purchasers other than the “Big Four” agencies “negotiated pricing” for covered drugs that is not capped by the FCP; instead, such pricing is negotiated based on a mandatory disclosure of the contractor’s commercial “most favored customer” pricing. We offer one single FCP-based FSS contract price to all FSS purchasers for all products.

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

•  Effective January 1, 2011, pharmaceutical companies must provide a 50% discount on branded prescription drugs dispensed to beneficiaries within the Medicare Part D coverage gap or “donut hole,” which is a coverage gap that currently exists in the Medicare Part D prescription drug program. We currently do not anticipate coverage under Medicare Part D, but this could change in the future.

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

Many of the Affordable Care Act’s most significant reforms do not take effect until 2014. In 2012, CMS issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act but has not yet issued final regulations. CMS is currently expected to release the final regulations in 2014. At this time, we cannot predict the full impact of the Affordable Care Act, or the timing and impact of any future rules or regulations promulgated to implement the Affordable Care Act.

The Affordable Care Act also expanded the Public Health Service’s 340B drug pricing discount program. The 340B pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B “ceiling price” for the manufacturer’s covered outpatient drugs. The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Affordable Care Act. The Affordable Care Act also obligates the Secretary of the Department of Health and Human Services to create regulations and processes to improve the integrity of the 340B program and to ensure the agreement that manufacturers must sign to participate in the 340B program obligates a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The HRSA is expected to issue a comprehensive proposed regulation in 2014 that will address many aspects of the 340B program. When that regulation is finalized, it could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

An increasing number of EU Member States and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere. In addition, the ongoing budgetary difficulties faced by a number of EU Member States, including Greece and Spain, have led and may continue to lead to substantial delays in payment and payment partially with government bonds rather than cash for medicinal products, which could negatively impact our revenues and profitability. Moreover, in order to obtain reimbursement of our medicinal products in some countries, including some EU Member States, we may be required to conduct clinical trials that compare the cost effectiveness of our products to other available therapies. There can be no assurance that our medicinal products will obtain favorable reimbursement status in any country.

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

Despite the implementation of security measures, our internal computer systems and those of our contract sales organization, or CSO, CROs, safety monitoring company and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, accidents, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our investigational drug candidate development programs and drug manufacturing operations. For example, the loss of clinical trial data from completed or ongoing clinical trials for our investigational drug candidates could result in delays in our regulatory approval efforts with the FDA, the EC, or the competent authorities of the EU Member States, and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our investigational drug candidates, or commercialization of our approved drugs, could be delayed. If we are unable to restore our information systems in the event of a systems failure, our communications, daily operations and the ability to develop our investigational drug candidates and approved drug commercialization efforts would be severely affected.

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

•  our ability to obtain marketing authorization by the EC for Qsiva in the EU through the centralized procedure;

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

At March 31, 2014, we had $89.7 million in cash and cash equivalents and $226.5 million in available-for-sale securities. While at March 31, 2014, our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. Although the U.S. Congress was able to resolve the debt ceiling issue in time to avoid default, the major credit rating agencies have expressed their ongoing concern about the high levels of debt that the U.S. government has taken on. Standard & Poor’s announced that it had revised its outlook on the long-term credit rating of the U.S. to negative, which could affect the trading market for U.S. government securities. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities as of March 31, 2014. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

Our involvement in securities-related class action and shareholder litigation could divert our resources and management’s attention and harm our business.

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

Additionally, certain of our current and former officers and directors are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH, pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action. The same individuals are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. We are named as a nominal defendant in these actions, neither of which seeks any recovery from the Company. The parties have agreed to stay the derivative lawsuits pending the outcome of the appeal of the securities class action.

Additionally, on July 12, 2013, certain of our current and former officers and directors were named as defendants in a separate shareholder derivative lawsuit filed in the California Superior Court, Santa Clara County and captioned Ira J. Gaines IRA, et al. v. Leland F. Wilson, et al., Case No.1-13-CV-249436. The lawsuit generally alleges breaches of the fiduciary duty of care in connection with the launch of Qsymia, breaches of the duty of loyalty and insider trading by some defendants for selling Company stock while purportedly being aware that the Qsymia launch would be less successful than predicted, and corporate waste. Again, we are named as a nominal defendant, and no recovery from the Company is sought. As with the other shareholder litigation, we have certain indemnification obligations to the named defendants, including to advance defense costs to the individuals. On October 21, 2013, the Company filed a demurrer seeking to have the lawsuit dismissed in its entirety for failure to make a pre-suit demand upon our Board of Directors or plead sufficient facts to show that such demand would have been futile. At a hearing on the demurrer held March 14, 2014, the Court sustained the demurrer and dismissed the complaint, albeit with leave to amend. A formal order memorializing the Court’s ruling was entered March 21, 2014. On April 21, 2014, derivative plaintiffs filed their Amended Shareholder Derivative Complaint alleging substantially similar breaches of duty. The Company intends to respond with a renewed demurrer. That motion is currently scheduled to be filed May 21, 2014.

Furthermore, on March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint alleging securities fraud against the Company and three of its former officers and directors. Plaintiffs served the defendants a few days after filing the Amended Complaint. The Amended Complaint in the action, styled Jasin v. VIVUS, Inc., Case No. 114-cv-261427 pending in the California Superior Court, Santa Clara County, asserts claims for violation of California Corporations Code Sections 25400 and 25401 and Business and Professions Code Section 17200. Plaintiffs allege generally that defendants misrepresented the prospects for the Company’s success, including with the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. The factual allegations include substantial overlap with the allegations in the Gaines action. Plaintiffs allege losses of at least $2.8 million, and their prayer seeks damages plus attorney’s and expert witness fees, among other relief. By agreement among the parties, defendants’ response to the Amended Complaint is due June 2, 2014.

We have an accumulated deficit of $676.2 million as of March 31, 2014, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $676.2 million for the period from our inception through March 31, 2014, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income may be limited.

As of December 31, 2013, we had approximately $545.1 million and $229.1 million of net operating loss, or NOL, carryforwards with which to offset our future taxable income for federal and state income tax reporting purposes, respectively. We used $121.2 million federal and $32.2 million state NOLs to offset our year ended December 31, 2007 federal and state taxable income, which included the $150.0 million in gain recognized from our sale of Evamist®. Utilization of our net operating loss and tax credit carryforwards, or Tax Attributes, may be subject to substantial annual limitations provided by the Internal Revenue Code and similar state provisions to the extent certain ownership changes are deemed to occur. Such an annual limitation could result in the expiration of the Tax Attributes before utilization. The Tax Attributes reflected above have not been reduced by any limitations. To the extent it is determined upon completion of the analysis that such limitations do apply, we will adjust the Tax Attributes accordingly. We face the risk that our ability to use our Tax Attributes will be substantially restricted if we undergo an “ownership change” as defined in Section 382 of the U.S. Internal Revenue Code, or Section 382. An ownership change under Section 382 would occur if “5-percent shareholders,” within the meaning of Section 382, collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. We have not completed a recent study to assess whether any change of control has occurred or whether there have been multiple changes of control since the Company’s formation, due to the significant complexity and cost associated with the study. We have completed studies in prior periods and concluded no adjustments were required. If we have experienced a change of control at any time since our formation, our NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. A full valuation allowance has been provided against our NOL carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Accordingly, there would be no impact on the consolidated balance sheet or statement of operations.

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

•  our ability to obtain marketing authorization by the EC for Qsiva in the EU through the centralized procedure;

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as Exhibits to this report:

EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(3)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant

3.4(4)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant

3.5(5)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant

3.6(6)	Amendment No. 4 to the Amended and Restated Bylaws of the Registrant

3.7(7)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(8)	Specimen Common Stock Certificate of the Registrant.

4.2(9)	Preferred Stock Rights Agreement dated as of March 27, 2007, between the Registrant and Computershare Investor Services, LLC.

4.3(10)	Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.

4.4(11)	Form of 4.50% Convertible Senior Note due May 1, 2020.

31.1	Certification of Chief Executive Officer, dated May 6, 2014, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, dated May 6, 2014, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

(1)                                 Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 28, 1997.

(2)                                 Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on April 20, 2012.

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

Date: May 6, 2014	VIVUS, Inc.

/s/ SVAI S. SANFORD
Svai S. Sanford
Chief Financial Officer and Chief Accounting Officer

/s/ SETH H. Z. FISCHER
Seth H. Z. Fischer
Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Amended and Restated Bylaws of the Registrant.

3.3(3)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant

3.4(4)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant

3.5(5)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant

3.6(6)	Amendment No. 4 to the Amended and Restated Bylaws of the Registrant

3.7(7)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(8)	Specimen Common Stock Certificate of the Registrant.

4.2(9)	Preferred Stock Rights Agreement dated as of March 27, 2007, between the Registrant and Computershare Investor Services, LLC.

4.3(10)	Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.

4.4(11)	Form of 4.50% Convertible Senior Note due May 1, 2020.

31.1	Certification of Chief Executive Officer, dated May 6, 2014, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer, dated May 6, 2014, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

(1)                                 Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 28, 1997.

(2)                                 Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on April 20, 2012.

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