Form 10-Q
period 2014-06-30
VIVUS INC
filed 2014-08-07
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2014

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

At July 23, 2014, 103,460,015 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30,	December 31,
	2014	2013
	(Unaudited)	Note 1
ASSETS

Current assets:
Cash and cash equivalents	$96,262	$103,262
Available-for-sale securities	227,922	240,024
Accounts receivable, net	13,284	12,214
Inventories	43,822	48,503
Prepaid expenses and other assets	12,269	19,938
Total current assets	393,559	423,941
Property and equipment, net	1,725	1,954
Non-current assets	5,390	5,901
Total assets	$400,674	$431,796

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,715	$10,759
Accrued and other liabilities	23,532	23,993
Deferred revenue	19,407	17,255
Total current liabilities	52,654	52,007
Long-term debt, net of current portion	216,841	213,106
Deferred revenue, net of current portion	9,994	10,360
Non-current accrued and other liabilities	2,388	2,954
Total liabilities	281,877	278,427

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 200,000 shares authorized; 103,390 and 103,161 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	103	103
Additional paid-in capital	820,573	813,802
Accumulated other comprehensive income	98	66
Accumulated deficit	(701,977)	(660,602)
Total stockholders’ equity	118,797	153,369
Total liabilities and stockholders’ equity	$400,674	$431,796

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue:
Net product revenue	$10,983	$5,534	$20,121	$9,646
License and milestone revenue	4,181	—	23,544	—
Supply revenue	5,666	—	13,036	—
Royalty revenue	1,051	—	1,871	—
Total revenue	21,881	5,534	58,572	9,646

Operating expenses:
Cost of goods sold	7,015	572	16,548	962
Inventory impairment and commitment fee	—	4,448	—	10,225
Research and development	4,086	9,232	8,509	16,278
Selling, general and administrative	28,266	39,509	56,875	83,499
Non-recurring charges	—	3,218	2,054	3,924
Total operating expenses	39,367	56,979	83,986	114,888

Loss from operations	(17,486)	(51,445)	(25,414)	(105,242)

Total interest expense and other expense (income), net	8,341	4,183	16,399	4,148
Loss from continuing operations before income taxes	(25,827)	(55,628)	(41,813)	(109,390)
Provision for (benefit from) income taxes	(2)	7	(438)	13
Loss from continuing operations	(25,825)	(55,635)	(41,375)	(109,403)
Income from discontinued operations, net of tax	—	123	—	315
Net loss	$(25,825)	$(55,512)	$(41,375)	$(109,088)

Basic and diluted net loss per share:
Continuing operations	$(0.25)	$(0.55)	$(0.40)	$(1.08)
Discontinued operations	—	—	—	—
Net loss per share	$(0.25)	$(0.55)	$(0.40)	$(1.08)
Shares used in per share computation:
Basic and diluted	103,350	100,739	103,320	100,700

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net loss	$(25,825)	$(55,512)	$(41,375)	$(109,088)
Other comprehensive loss:
Unrealized gain (loss) on securities, net of taxes	(11)	(40)	32	(59)
Comprehensive loss	$(25,836)	$(55,552)	$(41,343)	$(109,147)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013

Cash flows from operating activities:
Net loss from continuing operations	$(41,375)	$(109,403)
Adjustments to reconcile net loss to net cash used for operating activities from operations:
Depreciation	424	419
Amortization of debt issuance costs and discounts	7,806	1,659
Amortization of discount or premium on available-for-sale securities	1,917	998
Share-based compensation expense	5,692	11,961
Inventory impairment	—	7,525
Other non-cash adjustments, net	(235)	105
Changes in assets and liabilities:
Accounts receivable	(1,070)	(2,307)
Inventories	4,681	(16,022)
Prepaid expenses and other assets	8,042	821
Accounts payable	(1,044)	(8,762)
Accrued and other liabilities	(4,479)	1,390
Deferred revenue	1,786	1,696
Net cash used for operating activities from continuing operations	(17,855)	(109,920)
Net cash used for operating activities from discontinued operations	—	(410)
Net cash used for operating activities	(17,855)	(110,330)

Cash flows from investing activities:
Property and equipment purchases	(195)	(1,845)
Purchases of available-for-sale securities	(118,783)	(209,118)
Proceeds from sales and maturities of available-for-sale securities	129,000	130,500
Non-current assets	(246)	(228)
Net cash provided by (used for) investing activities	9,776	(80,691)

Cash flows from financing activities:
Net proceeds from debt issuances	—	290,247
Payments for capped call transactions	—	(34,709)
Proceeds from exercise of stock options and sale of common stock through employee stock purchase plan	1,079	1,591
Net cash provided by financing activities	1,079	257,129
Net change in cash and cash equivalents	(7,000)	66,108
Cash and cash equivalents:
Beginning of period	103,262	58,605
End of period	$96,262	$124,713

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Management has evaluated all events and transactions that occurred after June 30, 2014, through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period that require recognition or disclosure in these unaudited condensed consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 as filed on February 28, 2014 and as amended by the Form 10-K/A filed on April 30, 2014, with the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of VIVUS, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

The Company’s Convertible Notes, as described in Note 13. Long-Term Debt, contain a conversion option that is classified as equity. The Company determined the fair value of the liability component of the debt instrument and allocated the excess amount from the initial proceeds to the conversion option. The fair value of the debt component was determined by estimating a risk adjusted interest rate, or market yield, at the time of issuance for similar notes that do not include the conversion feature, or equity component. This excess is reported as a debt discount and is amortized as non-cash interest expense, using the interest method, over the expected life of the Convertible Notes.

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

Revenue from Multiple-Element Arrangements

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

2. SHARE-BASED COMPENSATION

The Company accounts for share-based compensation arrangements in accordance with the FASB’s Accounting Standards Codification, or ASC, Topic 718, Compensation—Stock Compensation, or ASC 718, and ASC 505-50, Equity — Equity Based Payments to Non-Employees.

Total share-based compensation expense for all of the Company’s share-based awards is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Cost of goods sold	$29	$—	$63	$—
Research and development	313	944	587	1,879
Selling, general and administrative	2,502	4,960	4,699	10,082
Non-recurring charges	—	—	343	—
Total share-based compensation expense	$2,844	$5,904	$5,692	$11,961

There was no share-based compensation cost capitalized as part of the cost of inventory for the three and six months ended June 30, 2014 as compared to $187,000 and $367,000 for the three and six months ended June 30, 2013, respectively.

3. CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at June 30, 2014 and December 31, 2013, are presented in the tables that follow.

	As of June 30, 2014 (in thousands):
		Gross	Gross
Cash and cash equivalents and available-for-sale	Amortized	Unrealized	Unrealized	Estimated
securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$96,262	$—	$—	$96,262
U.S. Treasury securities	227,824	100	(2)	227,922
Total	324,086	100	(2)	324,184
Less amounts classified as cash and cash equivalents	(96,262)	—	—	(96,262)
Classified as available-for-sale securities	$227,824	$100	$(2)	$227,922

	As of December 31, 2013 (in thousands):
Cash and cash equivalents and available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$103,262	$—	$—	$103,262
U.S. Treasury securities	239,959	69	(4)	240,024
Total	343,221	69	(4)	343,286
Less amounts classified as cash and cash equivalents	(103,262)	—	—	(103,262)
Classified as available-for-sale securities	$239,959	$69	$(4)	$240,024

As of June 30, 2014, all of the Company’s available-for-sale securities have original contractual maturities up to 24 months. However, the Company may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may sell these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits approximate their carrying value.

Fair Value Measurements

As of June 30, 2014 and December 31, 2013, all of the Company’s cash and cash equivalents and available-for-sale securities were measured at fair value on a recurring basis, and classified as Level 1 in the fair value hierarchy. There were no assets or liabilities measured on a recurring basis where Level 2 or Level 3 valuation techniques were used.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of (in thousands):

	Balance as of
	June 30, 2014	December 31, 2013
Qsymia	$8,189	$6,777
STENDRA/SPEDRA	5,259	5,571
	13,448	12,348
Qsymia allowance for cash discounts	(164)	(134)
Net	$13,284	$12,214

5. INVENTORIES

Inventories consist of (in thousands):

	Balance as of
	June 30, 2014	December 31, 2013
Raw materials	$30,704	$28,557
Finished goods	9,106	14,793
Deferred costs	4,012	5,153
Total	$43,822	$48,503

As of June 30, 2014 and December 31, 2013, raw materials inventories consist primarily of the active pharmaceutical ingredients, or API, for the commercialization of Qsymia (phentermine and topiramate extended release) capsules CIV and finished goods and deferred costs inventories consist of both Qsymia and STENDRA (avanafil). The Qsymia deferred costs represents Qsymia product shipped to the Company’s wholesalers, certified retail pharmacies and certified home delivery pharmacy services networks, but not yet dispensed to patients through prescriptions, net of prompt payment discounts, and for which recognition of revenue has been deferred. The STENDRA deferred costs represent certain initial orders of STENDRA or SPEDRA product with the right of return or credit, which did not meet the required specifications of one of the Company’s partners, and for which recognition of revenue has been deferred.

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories, which are valued using a weighted average cost method calculated for each production batch. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation, no charges were recorded in the three and six months ended June 30, 2014.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of (in thousands):

	Balance as of
	June 30, 2014	December 31, 2013
Prepaid insurance	$1,230	$3,617
Prepaid sales and marketing expenses	5,625	5,187
Withholding tax receivable	—	5,560
Debt issuance costs	1,255	1,247
Prepaid expenses and other assets	4,159	4,327
Total	$12,269	$19,938

The amounts included in prepaid expenses and other assets consist primarily of interest income receivable, deposits and prepayments for future services.

7. NON-CURRENT ASSETS

Non-current assets consist of (in thousands):

	Balance as of
	June 30, 2014	December 31, 2013
Debt issuance costs	$3,993	$4,620
Other non-current assets	1,397	1,281
Total	$5,390	$5,901

The amounts included in non-current assets consist of debt issuance costs relating to the Convertible Notes and the Senior Secured Notes (see Note 13. Long-Term Debt), which primarily consist of investment banker, legal and other professional fees, and other assets which are not expected to be realized in the next 12 months.

8. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of (in thousands):

	Balance as of
	June 30, 2014	December 31, 2013
Accrued interest expense	$5,540	$5,541
Non-recurring charges (see Note 10)	3,974	4,577
Current portion of long-term debt	3,452	—
Accrued employee compensation and benefits	3,048	3,408
Accrued manufacturing costs	815	4,071
Other accrued liabilities	6,703	6,396
Total	$23,532	$23,993

The amounts included in other accrued liabilities consist of obligations primarily related to research and clinical expense, sales, marketing and corporate expense and royalties.

9. NON-CURRENT ACCRUED AND OTHER LIABILITIES

Non-current accrued and other liabilities at June 30, 2014 and December 31, 2013, of $2.4 million and $3.0 million, respectively, consist of employee severance and benefits related to a cost reduction plan and lease exit costs that will be paid in periods beyond the next 12 months (see Note 10. Non-Recurring Charges).

10. NON-RECURRING CHARGES

The following table sets forth activities for the Company’s cost reduction plan obligations during the three and six months ended June 30, 2014 (in thousands):

	Severance obligations	Facilities-related obligations	Total
Balance of accrued costs at December 31, 2013	$6,509	$1,022	$7,531
Charges	1,711 (1)	—	1,711
Payments	(1,659)	(180)	(1,839)
Balance of accrued costs at March 31, 2014	6,561	842	7,403
Payments	(1,086)	(219)	(1,305)
Balance of accrued costs at June 30, 2014	$5,475	$623	$6,098

(1)        In addition to the above non-recurring charges, as previously disclosed, the Company incurred non-cash share-based compensation expense of $0.3 million in the six months ended June 30, 2014, for aggregate non-recurring charges of $2.1 million in the six months ended June 30, 2014. There were no such charges in the three months ended June 30, 2014.

The accrued facilities-related costs at June 30, 2014 represent estimated losses, net of expected subleases, on space vacated as part of the Company’s cost reduction plan. The noncancelable operating leases and scheduled payments against the amounts accrued extend through May 2020, unless the Company is able to negotiate earlier terminations.

Of the total accrued employee severance and facilities-related costs in the Company’s unaudited condensed consolidated balance sheet at June 30, 2014, $4.0 million is included under current liabilities in “Accrued and other liabilities” and $2.1 million is included in “Non-current accrued and other liabilities.”

The balance of the accrued employee severance and facilities-related costs at June 30, 2014 is anticipated to be paid out as follows (in thousands):

2014 (remaining six months)	$2,255
2015	3,215
2016	260
2017	341
2018	11
Thereafter	16
$6,098

11. DEFERRED REVENUE

Qsymia Deferred Revenue

At June 30, 2014, the Company had $15.2 million in current deferred revenue, which represents Qsymia product shipped to the Company’s wholesalers, certified retail pharmacies and certified home delivery pharmacy services networks, but not yet dispensed to patients through prescriptions, net of prompt payment discounts.

STENDRA or SPEDRA Deferred Revenue

At June 30, 2014, the Company had $0.7 million and $10.0 million in current and noncurrent deferred revenue, respectively, relating to prepayment for future royalties on sales of SPEDRA. Additionally, the Company supplied certain initial orders of STENDRA or SPEDRA product with a right of return or credit, which did not meet the required specifications of one of the Company’s partners and for which the Company had $3.5 million in current deferred revenue related to STENDRA or SPEDRA product supply at June 30, 2014.

12. LICENSE, COMMERCIALIZATION AND SUPPLY AGREEMENTS

During 2013, the Company entered into license and commercialization agreements and commercial supply agreements with the Menarini Group, through its subsidiary Berlin-Chemie AG, or Menarini, Auxilium Pharmaceuticals, Inc., or Auxilium, and Sanofi and its affiliate, or Sanofi, to commercialize and promote STENDRA or SPEDRA in their respective territories. Menarini’s territory is comprised of over 40 European countries, including the EU, plus Australia and New Zealand. Auxilium’s territory is comprised of the United States and Canada and their respective territories. Sanofi’s territory is comprised of Africa, the Middle East, Turkey and Eurasia.

For the three and six months ended June 30, 2014, the Company recognized $4.2 million and $23.5 million, respectively, in license and milestone revenue primarily due to product launches in certain EU countries. During the same periods, the Company recognized $5.7 million and $13.0 million, respectively, in supply revenue relating to STENDRA or SPEDRA delivered under the various commercial supply agreements with Menarini, Auxilium and Sanofi. Additionally, for the three and six months ended June 30, 2014, the Company recognized $1.1 million and $1.9 million, respectively, in royalty revenue based on net sales reported by Menarini and Auxilium.

13. LONG-TERM DEBT

Convertible Senior Notes Due 2020

On May 21, 2013, the Company closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020, or the Convertible Notes. The Convertible Notes are governed by an indenture, dated as of May 21, 2013, between the Company and Deutsche Bank National Trust Company, as trustee. On May 29, 2013, the Company closed on an additional $30.0 million of Convertible Notes upon exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million. For the three and six months ended June 30, 2014, total interest expense was $8.2 million and $16.2 million, respectively, which includes amortization of $3.6 million and $7.2 million of the debt discount and

$192,000 and $381,000 of deferred financing costs, respectively. The remaining expected life of the Convertible Notes at June 30, 2014 is 4.4 years. As of June 30, 2014, the Convertible Notes were not convertible and the if-converted value did not exceed their principal amount.

Senior Secured Notes Due 2018

On March 25, 2013, the Company entered into the Purchase and Sale Agreement between the Company and BioPharma Secured Investments III Holdings Cayman LP, a Cayman Islands exempted limited partnership, providing for the purchase of a debt-like instrument, or the Senior Secured Notes. Under the agreement, the Company received $50 million, less $500,000 in funding and facility payments, at the initial closing on April 9, 2013. The Company had the option, but elected not to exercise it, to receive an additional $60 million, less $600,000 in a funding payment, at a secondary closing no later than January 15, 2014. For the three and six months ended June 30, 2014, the imputed interest expense for the Senior Secured Notes was $1.9 million and $3.8 million, respectively. This includes amortization of deferred financing costs amounting to $119,000 and $238,000 for the three and six months ended June 30, 2014, respectively.

The following table summarizes information on the debt (in thousands):

	June 30, 2014
Convertible Senior Notes due 2020:
Fair value of the liability component at issuance date	$154,737
Accumulated accretion of discount	15,556
Net carrying value	$170,293

Senior Secured Notes due 2018:
Carrying value	$50,000	(1)

Total Notes:
Fair value of the liability component at issuance date	$204,737
Accumulated accretion of discount	15,556
Net carrying amount	$220,293

(1)        Approximately $3.5 million is classified as current and included in accrued and other current liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2014.

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

As the Company recognized a net loss for the three and six months ended June 30, 2014 and 2013, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three and six months ended June 30, 2014 and

2013, awards and options outstanding of 8,779,000 and 8,191,000, and 6,122,000 and 5,789,000, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

15. INCOME TAXES

For the three and six months ended June 30, 2014, the Company recorded a tax benefit of $2,000 and $438,000, respectively. For the three and six months ended June 30, 2013, the Company recorded provisions for income taxes of $7,000 and $13,000, respectively. The tax benefit for the three and six months ended June 30, 2014 relates to tax liabilities in certain states, offset by a tax refund received from the state of New Jersey, as a result of a settlement of an audit and acceptance of a refund claim for the tax year ended December 31, 2007. The tax provision for the three and six months ended June 30, 2013 related to state tax liabilities.

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

There were no material changes to the Company’s unrecognized tax benefits in the three months ended June 30, 2014, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, certain tax years remain open to tax audit.

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

Additionally, certain of the Company’s former officers and directors and a current director are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH, pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in the Kovtun action. The same individuals are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County, under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. The Company is named as a nominal defendant in these actions, neither of which seeks any recovery from the Company. The parties have agreed to stay the derivative lawsuits pending the outcome of the appeal of the securities class action.

On July 12, 2013, various current and former officers and directors of the Company were named as defendants in a separate shareholder derivative lawsuit filed in the California Superior Court, Santa Clara County, and captioned Ira J. Gaines IRA, et al. v. Leland F. Wilson, et al., Case No.1-13-CV-249436. The lawsuit generally alleged breaches of the fiduciary duty of care in connection with the launch of Qsymia, breaches of the duty of loyalty and insider trading by some defendants for selling Company stock while purportedly being aware that the Qsymia launch would be less successful than predicted and corporate waste. On March 14, 2014, the Court sustained a demurrer and dismissed the complaint with leave to amend. An order memorializing the Court’s ruling was entered March 21, 2014. On April 21, 2014, derivative plaintiffs filed an Amended Shareholder Derivative Complaint alleging substantially similar breaches of duty. On May 21, 2014, the Company filed a demurrer to the Amended Complaint. With that demurrer pending, derivative plaintiffs asked the Court in July 2014 to dismiss the action with prejudice as to the named plaintiffs and otherwise without prejudice. The Court did so by order entered July 17, 2014, and the matter is now concluded.

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint alleging securities fraud against the Company and three of its former officers and directors. Plaintiffs served the defendants a few days after filing the Amended Complaint. The Amended Complaint in the action, styled Jasin v. VIVUS, Inc., Case No. 114-cv-261427 pending in the California Superior Court, Santa Clara County, asserts claims for violation of California Corporations Code Sections 25400 and 25401 and Business and Professions Code Section 17200. Plaintiffs allege generally that defendants misrepresented the prospects for the Company’s success, including with the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. The factual allegations include substantial overlap with the allegations in the Gaines action. Plaintiffs allege losses of “at least” $2.8 million, and their prayer seeks damages plus attorney’s and expert witness fees, among other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal. That motion is scheduled for a hearing in September 2014. VIVUS cannot predict the outcome of the motion or of the case generally. With the demurrer pending, however, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, styled Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20A of the Securities Exchange Act of 1934, based on substantially similar underlying facts as are alleged in their state court action. As the federal action has not been served, no schedule exists for defendants’ response to the complaint or for other proceedings, and we cannot predict the course or outcome of any federal court proceedings. The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of both Jasin actions, subject to payment of the Company’s self-insured retention and the policies’ terms and conditions.

The Company and its directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

Qsymia ANDA Litigation

On May 7, 2014, the Company received a Paragraph IV certification notice from Actavis Laboratories FL indicating that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Qsymia and contending that all 6 patents listed for Qsymia in the FDA Orange Book (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299 (collectively “patents-in-suit”)) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Qsymia as described in their ANDA. On June 12, 2014, the Company filed a lawsuit in the U.S District Court for the District of New Jersey against Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis. The lawsuit (Case No. 14-3786 (FSH)(MAH)) was filed on the basis that Actavis’ submission of their ANDA to obtain approval to manufacture, use, sell or offer for sale generic versions of Qsymia prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Actavis, FDA approval of Actavis’ ANDA will be stayed until the earlier of (i) November 7, 2016 which is 30 months from the Company’s May 7, 2014 receipt of Actavis’ Paragraph IV certification notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. The Company intends to vigorously enforce its intellectual property rights relating to Qsymia, but the Company cannot predict the outcome of this matter.

17. SEGMENT INFORMATION

The Company operates in one reportable segment—the development and commercialization of novel therapeutic products. The Company has identified its Chief Executive Officer as the Chief Operating Decision Maker, or CODM, who manages the Company’s operations on a consolidated basis for purposes of allocating resources. When evaluating financial performance, the CODM reviews product information, while other financial information is reviewed on a consolidated basis. Therefore, results of operations are reported on a consolidated basis for purposes of segment reporting, consistent with internal management reporting. Disclosures about revenues by product and by geographic area are presented below.

Geographic Information

Outside the United States, or ROW, the Company sells products through a commercialization licensee principally in the EU. The geographic classification of product sales was based on the location of the customer. The geographic classification of supply, license and milestone revenue was based on the domicile of the entity from which the revenue was earned.

Net product revenue by geographic region was as follows (in thousands):

	Three Months Ended June 30,
	2014				2013
	U.S.	ROW		Total	U.S.	ROW	Total

Qsymia—Net product revenue	$10,983	$—		$10,983	$5,534	$—	$5,534
STENDRA/SPEDRA—License and milestone revenue	—	4,181	(1)	4,181	—	—	—
STENDRA/SPEDRA—Supply revenue	857	4,809		5,666	—	—	—
STENDRA/SPEDRA —Royalty revenue	430	621		1,051	—	—	—
Total revenue	$12,270	$9,611		$21,881	$5,534	$—	$5,534

	Six Months Ended June 30,
	2014				2013
	U.S.	ROW		Total	U.S.	ROW	Total

Qsymia—Net product revenue	$20,121	$—		$20,121	$9,646	$—	$9,646
STENDRA/SPEDRA—License and milestone revenue	406	23,138	(1)	23,544	—	—	—
STENDRA/SPEDRA—Supply revenue	5,406	7,630		13,036	—	—	—
STENDRA/SPEDRA —Royalty revenue	1,250	621		1,871	—	—	—
Total revenue	$27,183	$31,389		$58,572	$9,646	$—	$9,646

(1)        $4.2 million and $20.7 million of which are attributable to Germany for the three and six months ended June 30, 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “may,” “believe,” “expect,” “forecast,” “intend,” “anticipate,” “predict,” “should,” “planned,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our limited commercial experience with Qsymia® in the United States, or U.S.; (2) the timing of initiation and completion of the clinical studies required as part of the approval of Qsymia by the U.S. Food and Drug Administration, or FDA; (3) the response from the FDA to the data that we will submit relating to post-approval clinical studies; (4) the impact of the indicated uses and contraindications contained in the Qsymia label and the Risk Evaluation and Mitigation Strategy requirements; (5) our ability to continue to certify and add to the Qsymia retail pharmacy network and sell Qsymia through this network; (6) whether the Qsymia retail pharmacy network will simplify and reduce the prescribing burden for physicians, improve access and reduce waiting times for patients seeking to initiate therapy with Qsymia; (7) that we may be required to provide further analysis of previously submitted clinical trial data; (8) our assessment of the European Medicines Agency’s Scientific Advice relating to our cardiovascular outcomes trial, or CVOT, and the resubmission of an application for the grant of a marketing authorization to the European Medicines Agency, or EMA, the timing of such resubmission, if any, the results of the CVOT, assessment by the EMA of the application for marketing authorization, and their agreement with the data from the CVOT; (9) our ability to successfully seek approval for Qsymia in other territories outside the U.S. and European Union, or EU; (10) whether healthcare providers, payors and public policy makers will recognize the significance of the American Medical Association officially recognizing obesity as a disease, or the new American Association of Clinical Endocrinologists guidelines; (11) our ability to successfully commercialize Qsymia including risks and uncertainties related to expansion to retail distribution, the broadening of payor reimbursement, the expansion of Qsymia’s primary care presence, and the outcomes of our discussions with pharmaceutical companies and our strategic and franchise-specific pathways for Qsymia; (12) our ability to focus our promotional efforts on health-care providers and on patient education that, along with increased access to Qsymia and ongoing improvements in reimbursement, will result in the accelerated adoption of Qsymia; (13) our ability to eliminate expenses that are not essential to expanding the use of Qsymia and fully realize the anticipated benefits from a cost reduction plan, including the timing thereof; (14) the impact of lower annual net cost savings than currently expected; (15) the impact of the cost reduction plan on our business and unanticipated charges not currently contemplated that may occur as a result of the cost reduction plan; (16) our ability to ensure that the entire supply chain for Qsymia efficiently and consistently delivers Qsymia to our customers; (17) risks and uncertainties related to the timing, strategy, tactics and success of the launches and commercialization of STENDRA® (avanafil) or SPEDRA™ (avanafil) by our sublicensees in the United States, Canada, the EU, Australia, New Zealand, Africa, the Middle East, Turkey, and the Commonwealth of Independent States, including Russia; (18) our ability to successfully complete on acceptable terms, and on a timely basis, avanafil partnering discussions for other territories under our license with Mitsubishi Tanabe Pharma Corporation, or MTPC, in which we do not have a commercial collaboration; (19) the timing of the qualification and subsequent approval by regulatory authorities of Sanofi Chimie and Sanofi Winthrop Industrie as a qualified supplier of STENDRA/SPEDRA, Sanofi Chimie’s ability to undertake worldwide manufacturing of the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie’s ability to undertake worldwide manufacturing of the tablets for avanafil; (20) whether the FDA will approve the amendment for the new prescribing information we have submitted, and whether the European Commission, following an opinion by the EMA, will approve the new prescribing information we intend to submit, to include the recently announced clinical study results showing avanafil is effective for sexual activity within 15 minutes in men with erectile dysfunction, or ED; (21) the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand; (22) our ability to accurately forecast Qsymia demand; (23) our ability to increase Qsymia sales in 2014 through growth in certified retail pharmacies, expansion of reimbursement coverage and the use of a more focused selling message; (24) the number of Qsymia prescriptions dispensed through the mail order system and through certified retail pharmacies; (25) the impact of promotional programs for Qsymia on our net product revenue and net income (loss) in future periods; (26) our history of losses and variable quarterly results; (27) substantial competition; (28) risks related to the failure to protect our intellectual property and litigation in which we are involved or may become involved; (29) uncertainties of government or third-party payor reimbursement; (30) our reliance on sole-source suppliers; (31) our reliance on third parties and our collaborative partners; (32) our failure to continue to develop innovative investigational drug candidates and drugs; (33) risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations; (34) our ability to demonstrate through clinical testing the quality, safety, and efficacy of our investigational drug candidates; (35) the timing of initiation and completion of clinical trials and submissions to foreign authorities; (36) the results of post-marketing studies are not favorable; (37) compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained; (38) the volatility and liquidity of the financial markets; (39) our liquidity and capital resources; (40) our expected future revenues, operations and expenditures; (41) potential change in our business strategy to enhance long-term stockholder value; (42) the impact, if any, of the expansion of our Board of Directors to include predominantly new members, the recent appointment of a new Chief Executive Officer and an interim Chief Financial Officer, the resignation of our President, the decision of our Chief Financial Officer to exercise his right to terminate his employment for Good Reason (as defined in his Amended and Restated Change of Control and Severance Agreement with the Company, effective as of July 1, 2013) and the assumption of the Chief Commercial Officer’s duties and responsibilities by our Chief Executive Officer; and (43) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, or the Commission, including those set forth in this filing as “Item 1A. Risk Factors.”

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited Consolidated Financial Statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2013 as filed on February 28, 2014 and as amended by the Form 10-K/A filed on April 30, 2014, and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

OVERVIEW

VIVUS is a biopharmaceutical company with two therapies approved by the FDA: Qsymia for chronic weight management and STENDRA for erectile dysfunction. STENDRA is also approved by the European Commission, or EC, under a trade name, SPEDRA, for the treatment of erectile dysfunction in the EU.

Our drug Qsymia (phentermine and topiramate extended-release) was approved by the FDA in July 2012, as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adult patients with an initial body mass index (BMI) of 30 or greater (obese), or 27 or greater (overweight) in the presence of at least one weight-related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol (dyslipidemia). Qsymia incorporates a proprietary formulation combining low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. In September 2012, we announced the initial U.S. market availability of Qsymia through a limited number of certified home delivery networks. In July 2013, we announced initial retail availability of Qsymia through approximately 8,000 Walgreens, Costco and Duane Reade pharmacies nationwide. As of the date of this report, Qsymia is available in over 40,000 certified retail pharmacies nationwide, including all of the major pharmacy chains in the country. We intend to continue to certify and add new pharmacies to the Qsymia retail pharmacy network, including national and regional chains as well as independent pharmacies.

We commercialize Qsymia in the U.S. primarily through a dedicated contract sales force, supported by an internal commercial team consisting of sales management, marketing and managed care professionals. Our efforts to expand the appropriate use of Qsymia include scientific publications, participation and presentations at medical conferences and development and implementation of patient-directed support programs.

In October 2012, we received the negative opinion from the EMA Committee for Medicinal Products for Human Use, or CHMP, recommending refusal of the marketing authorization in the EU for the medicinal product QsivaTM (the approved trade name for Qsymia in the EU) due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We requested that this opinion be re-examined by the CHMP. After re-examination, on February 21, 2013, the CHMP adopted a final opinion that reaffirmed the Committee’s earlier negative opinion. On May 15, 2013, the European Commission issued a decision refusing the grant of marketing authorization for Qsiva in the EU. On September 20, 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, or AQCLAIM, to support the resubmission of an application for a marketing authorization for Qsiva for treatment of obesity in accordance with the EU centralized procedure. We received feedback earlier this year from European Union regulatory officials regarding the AQCLAIM CVOT protocol, and we have recently received feedback from the FDA regarding the amended protocol. As a part of addressing the FDA comments, we are working to ensure that the planned interim analysis will not jeopardize the overall integrity of the study and will support other objectives in both the EU and U.S. We also intend to seek approval for Qsymia in other territories outside the United States and EU. We intend to commercialize Qsymia in territories where we obtain approval through commercial collaboration agreements with third parties.

Our drug STENDRA, or avanafil, is an oral phosphodiesterase type 5, or PDE5, inhibitor that we have licensed from MTPC. STENDRA was approved by the FDA in April 2012 for the treatment of ED in the United States. In June 2013, the EC adopted the implementing decision granting marketing authorization for SPEDRA (the approved trade name for avanafil in the EU) for the treatment of ED in the EU. In July 2013, we entered into an agreement with the Menarini Group, through its subsidiary Berlin-Chemie AG, or Menarini, under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, plus Australia and New Zealand. Menarini commenced its commercialization launch of the product in France, Germany, Italy, and the United Kingdom in March 2014 and Poland and Spain in April 2014, and as of the date of this filing, SPEDRA is commercially available in 20 countries within the Menarini territory.

In October 2013, we entered into an agreement with Auxilium Pharmaceuticals, Inc., or Auxilium, under which Auxilium received an exclusive license to commercialize and promote STENDRA in the United States and Canada. On the same date, we also entered into a supply agreement with Auxilium, whereby VIVUS will supply Auxilium with STENDRA drug product for commercialization. Auxilium began commercializing STENDRA in the U.S. market in December 2013.

In December 2013, we entered into an agreement with Sanofi under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East, Turkey, and the Commonwealth of Independent States, or CIS, including Russia. Sanofi will be responsible for obtaining regulatory approval in its territories. Sanofi intends to market avanafil under the trade name SPEDRA or STENDRA. Effective as of December 11, 2013, we also entered into a supply agreement, or the Sanofi Supply Agreement, with Sanofi Winthrop Industrie, a wholly owned subsidiary of Sanofi.

Under the license agreements with Menarini, Auxilium and Sanofi, avanafil is expected to be commercialized in over 100 countries worldwide. In addition, we are currently in discussions with potential collaboration partners to market and sell STENDRA for our other territories in which we do not currently have a commercial collaboration.

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

For the six months ended June 30, 2014, there were no significant changes to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, provides a more complete discussion of our critical accounting policies and estimates.

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

All of our cash and cash equivalents and available-for-sale securities are in cash, money market instruments and U.S. Treasury securities at June 30, 2014 and December 31, 2013, and these are classified as Level 1. The valuation techniques used to measure the fair values of these financial instruments were derived from quoted market prices, as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exist.

In May 2013, we closed on an offering totaling $250.0 million in Convertible Notes. The fair value of the liability component of the Convertible Notes, excluding the conversion feature, was derived using a binomial lattice model, or Level 3 inputs. To arrive at the appropriate risk adjusted rate, or market yield, for the Convertible Notes, we performed (i) a synthetic credit rating analysis estimating the issuer level credit rating of the Company using a regression model, (ii) research on appropriate market yields using option adjusted spread indications for similar credit ratings, and (iii) considered the market yield implied for the Convertible Notes from a binomial lattice model. Using these inputs, the initial fair value of the liability component of the Convertible Notes was estimated at $154.7 million. The Convertible Notes are described further below and in Note 13. Long-Term Debt to our Condensed Consolidated Financial Statements, included elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when control of the goods or services transfers to the customer, as opposed to recognizing revenue when the risks and rewards transfer to the customer under the existing revenue guidance. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company is in the process of evaluating the impact of adoption on its consolidated financial statements.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2014, net loss was $25.8 million and $41.4 million or $0.25 and $0.40 net loss per share, respectively, as compared to a net loss of $55.5 million and $109.1 million or $0.55 and $1.08 net loss per share, respectively, during the same periods in 2013. The decreased net loss in the three and six months ended June 30, 2014, as compared to same periods in 2013, is primarily attributable to higher total net revenue and lower selling and marketing expenses related to Qsymia, plus lower spending across other functional areas as a result of the cost reduction plan implemented in the fourth quarter of 2013 and reduced share-based compensation expense.

We may have continued losses in future periods, depending on our success in commercializing, our partners’ commercial success with STENDRA or SPEDRA, and the timing of our research and development expenditures, primarily related to the post-marketing study requirements for our approved drugs.

Continuing operations

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in thousands, except for percentages)	2014	2013	2014 vs. 2013 Increase/ (Decrease)	2014	2013	2014 vs. 2013 Increase/ (Decrease)

Revenue:
Net product revenue	$10,983	$5,534	98%	$20,121	$9,646	109%
License and milestone revenue	4,181	—	—	23,544	—	—
Supply revenue	5,666	—	—	13,036	—	—
Royalty revenue	1,051	—	—	1,871	—	—
Total revenue	$21,881	$5,534	295%	$58,572	$9,646	507%

Net product revenue

For the three and six months ended June 30, 2014, net product revenue from sales of Qsymia was $11.0 million and $20.1 million, respectively, compared to $5.5 million and $9.6 million for same periods in 2013. We began distributing Qsymia to the certified home delivery pharmacies in our network in September 2012, and Qsymia became available in certified retail pharmacies in July 2013. We recognize net product revenue for Qsymia based on prescription sell-through by our certified retail pharmacies and home delivery pharmacy services networks to patients as we do not have sufficient historical information to reliably estimate returns.

For the three and six months ended June 30, 2014, there were approximately 138,000 and 259,000 Qsymia prescriptions dispensed, respectively, compared to 81,000 and 140,000 for the same periods of 2013, respectively. For the three and six months ended June 30, 2014, approximately 61% and 58%, respectively, of our total prescriptions included either a free good or discount offer, with approximately 31,000 and 55,000, respectively, of those prescriptions dispensed as free goods. In comparison, for the three and six months ended June 30, 2013, approximately 45% and 43%, respectively, of our total prescriptions included either a free good or discount offer, with approximately 24,000 and 45,000, respectively, of those prescriptions dispensed as free goods.

As of June 30, 2014, we recorded deferred revenue related to sales of Qsymia of $15.2 million, which represents Qsymia product shipped to wholesalers, certified retail pharmacies and certified home delivery pharmacy services networks, but not yet dispensed to patients through prescriptions, net of prompt-payment discounts.

License and milestone revenue

During 2013, we entered into license and commercialization agreements and commercial supply agreements with the Menarini Group, through its subsidiary Berlin-Chemie AG, or Menarini, Auxilium Pharmaceuticals, Inc., or Auxilium, and Sanofi and its affiliate, or Sanofi, to commercialize and promote STENDRA or SPEDRA in their respective territories. Menarini’s territory is comprised of over 40 European countries, including the EU, plus Australia and New Zealand. Auxilium’s territory is comprised of the United States and Canada and their respective territories. Sanofi’s territory is comprised of Africa, the Middle East, Turkey and

Eurasia. For the three and six months ended June 30, 2014, we recognized $4.2 million and $23.5 million, respectively, in license and milestone revenue primarily due to product launches in certain EU countries.

Supply revenue

For the three and six months ended June 30, 2014, we recognized $5.7 million and $13.0 million, respectively, of STENDRA or SPEDRA supply revenue relating to STENDRA or SPEDRA delivered under the various commercial supply agreements. As of June 30, 2014, $3.5 million of STENDRA or SPEDRA supply revenue remains deferred because not all of the required specifications of one of our partners were met and the related title and risk of loss and damages had not been transferred.

Royalty revenue

For the three and six months ended June 30, 2014, we recognized a total of $1.1 million and $1.9 million, respectively, as royalty revenue based on net sales reported by Menarini and Auxilium.

Cost of goods sold

Cost of goods sold was $7.0 million and $16.5 million for the three and six months ended June 30, 2014, respectively, as compared to $0.6 million and $1.0 million for same periods in 2013. For the three and six months ended June 30, 2014, cost of goods sold relates to product shipments of Qsymia of $1.4 million and $3.2 million, respectively, and STENDRA or SPEDRA product shipments of $5.6 million and $13.3 million, respectively. Cost of goods sold for Qsymia dispensed to patients includes the inventory costs of APIs, third-party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Cost of goods sold for STENDRA or SPEDRA shipped to Menarini and Auxilium includes the inventory costs of purchased tablets, freight, shipping and handling costs. The cost of goods sold associated with deferred revenue on Qsymia and STENDRA or SPEDRA product shipments is recorded as deferred costs, which are included in inventories in the unaudited condensed consolidated balance sheets, until such time as the deferred revenue is earned.

Inventory impairment and commitment fee

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories, which are valued using a weighted average cost method calculated for each production batch. We periodically evaluate the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation, during the three and six months ended June 30, 2013, we recognized inventory charges of $4.4 million and $10.2 million, respectively, primarily to write-off work-in-process and finished goods inventories on hand in excess of demand. No charges were required and none were taken for the three and six months ended June 30, 2014. We will continue to evaluate our inventories on a periodic basis and we may incur additional inventory write-downs in future periods if actual events differ materially from our current assumptions.

Research and development expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Drug Indication/Description	2014	2013	2014 vs. 2013 Increase/ (Decrease)	2014	2013	2014 vs. 2013 Increase/ (Decrease)
	(in thousands, except for percentages)

Qsymia for obesity	$987	$2,605	(62)%	$3,113	$3,210	(3)%
STENDRA for ED	1,242	3,289	(62)%	1,623	6,227	(74)%
Other projects	20	109	(82)%	30	295	(90)%
Share-based compensation	313	944	(67)%	587	1,879	(69)%
Overhead costs*	1,524	2,285	(33)%	3,156	4,667	(32)%
Total research and development expense	$4,086	$9,232	(56)%	$8,509	$16,278	(48)%

*            Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The decrease in research and development expenses for the three and six months ended June 30, 2014, compared to the same periods in 2013, is primarily due to the completion of the STENDRA 15-minute study, spermatogenesis studies, timing of Qsymia study activities and decreases in employee costs as a result of the 2013 reduction in force, including lower staffing, share-based compensation expense, consultants and other project costs.

We estimate the AQCLAIM study will cost between $180 and $220 million and the study could take as long as five to six years to complete. We submitted a request for Scientific Advice to the EMA regarding use of a pre-specified interim analysis from AQCLAIM to support the resubmission of an application for a marketing authorization for Qsiva for obesity in accordance with the EU centralized marketing authorization procedure. We received feedback earlier this year from European Union regulatory officials regarding the AQCLAIM CVOT protocol, and we have recently received feedback from the FDA regarding the amended protocol.  As a part of addressing the FDA comments, we are working to ensure that the planned interim analysis will not jeopardize the overall integrity of the study and will support other objectives in both the EU and U.S.

There will be additional research and development expenses for post-approval studies related to STENDRA and Qsymia. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies.

Selling, general and administrative expense

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2014	2013	2014 vs. 2013 Increase/ (Decrease)	2014	2013	2014 vs. 2013 Increase/ (Decrease)
	(in thousands, except for percentages)

Selling and marketing	$17,440	$21,232	(18)%	$36,108	$49,845	(28)%
General and administrative	10,826	18,277	(41)%	20,767	33,654	(38)%
Total selling, general and administrative expense	$28,266	$39,509	(28)%	$56,875	$83,499	(32)%

In September 2012, we began distributing Qsymia to the certified home delivery pharmacies in our network, and Qsymia became available in retail pharmacies in July 2013.  The decrease in selling and marketing expenses is due primarily to lower Qsymia selling and marketing activities as a result of our more targeted and focused spending on marketing and promotional expenses during the three and six months ended June 30, 2014, compared to the same periods in 2013.

The decrease in general and administrative expenses in the three and six months ended June 30, 2014, compared to the same periods in 2013, is primarily due to lower spending for corporate activities, professional fees, headcount, lower grant costs for continuing medical education programs, and decreased share-based compensation expense as a result of our cost reduction efforts and reduced product liability insurance.

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

There were no non-recurring charges in the three months ended June 30, 2014. For the six months ended June 30, 2014, non-recurring charges were $2.1 million. For the three and six months ended June 30, 2013, non-recurring charges were $3.2 million and $3.9 million, respectively, which related to the proxy contest. For additional information concerning the non-recurring charges, please see Note 10. Non-Recurring Charges to our unaudited condensed consolidated financial statements included elsewhere in this Form 10-Q.

Total interest expense and other expense (income), net

For the three and six months ended June 30, 2014, interest expense was $8.2 million and $16.2 million, respectively, due to interest expense and amortization of issuance costs and discounts from our Convertible Notes and Senior Secured Notes and the amortization of the debt discount on the Convertible Notes. The Convertible Notes were issued in May 2013, and the Senior Secured Notes were issued in April 2013. For the three and six months ended June 30, 2013, interest expense was $4.1 million and $4.1 million, respectively. Other expense and income were not significant.

Provision for (benefit from) income taxes

For the three and six months ended June 30, 2014, the Company recorded a tax benefit of $2,000 and $438,000, respectively. For the three and six months ended June 30, 2013, the Company recorded provisions for income taxes of $7,000 and $13,000, respectively. The tax benefit for the three and six months ended June 30, 2014 relates to tax liabilities in certain states, offset by a tax refund received from the state of New Jersey, as a result of a settlement of an audit and acceptance of a refund claim for the tax year ended December 31, 2007. The tax provision for the three and six months ended June 30, 2013 related to state tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities

Cash, cash equivalents and available-for-sale securities totaled $324.2 million at June 30, 2014, as compared to $343.3 million at December 31, 2013. The decrease of $19.1 million is primarily due to cash used for operating activities.

At June 30, 2014, we had $96.3 million in cash and cash equivalents and $227.9 million in available-for-sale securities. We invest our excess cash balances in money market and U.S. government securities, in accordance with our investment policy. At June 30, 2014, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds. Our investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Working capital

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

As of June 30, 2014, accounts receivable, net of allowance for cash discount, was $13.3 million, as compared to $12.2 million at December 31, 2013. The increase in accounts receivable is primarily due to increased shipments of Qsymia to support greater customer demand.

Liabilities.  Total liabilities were $281.9 million at June 30, 2014, which is $3.5 million higher than at December 31, 2013.

Cash Flows

	Six Months Ended
	June 30,
	2014	2013
	(in thousands)

Cash provided by (used for):

Operating activities from continuing operations	$(17,855)	$(109,920)
Investing activities	9,776	(80,691)
Financing activities	1,079	257,129

Operating Activities.  Our operating activities used $17.9 million and $109.9 million in cash during the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, the use of cash resulted from our net operating loss from continuing operations of $41.4 million, which was partially offset by $7.8 million in debt costs amortizations, $5.7 million in non-cash share-based compensation expense and $1.9 million in amortization of securities costs. Additional cash used in operating activities resulted from changes in assets and liabilities during the quarter, including a $1.1 million increase in accounts receivable primarily as a result of increased shipments of Qsymia to pharmacies in support of growing demand for Qsymia, and a $5.5 million decrease in accounts payable, accruals and other liabilities due to the timing of activities and vendor payments. Partially offsetting these uses of funds in operating activities were sources of funds from a $8.0 million net decrease in prepaid expenses and other assets, which is primarily comprised of medical affairs, sales and marketing activities for Qsymia, and a $4.7 million decrease in inventories, primarily for STENDRA.

During the six months ended June 30, 2013, our net operating loss from continuing operations of $109.4 million was partially offset by $12.0 million in non-cash share-based compensation expense due to increased headcount and $7.5 million due to an inventory impairment charge for Qsymia. Additional cash used in operating activities resulted from changes in assets and liabilities during the period, including a net $16.0 million increase in inventories, primarily for Qsymia, and a decrease in accounts payable of $8.8 million during the first half of 2013 due to the timing of vendor payments.

Investing Activities.  Our investing activities provided $9.8 million and used $80.7 million in cash during the six months ended June 30, 2014 and 2013, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities.  Financing activities provided cash of $1.1 million and $257.1 million during the six months ended June 30, 2014 and 2013, respectively. In the first six months of 2014, cash provided by financing activities included $0.8 million in proceeds from the exercise of stock options and $0.3 million from the sale of common stock through our employee stock purchase plan. Financing activities during the six months ended June 30, 2013 included $290.2 million in net proceeds from debt issuances, partially offset by $34.7 million in payments for capped call transactions, plus $1.1 million in proceeds from the exercise of stock options and $0.5 million from the sale of common stock through our employee stock purchase plan.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of June 30, 2014.

Contractual Obligations

During the six months ended June 30, 2014, there were no material changes to our contractual obligations, other than the fulfillment of existing obligations in the ordinary course of business, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest Rate Risk

Our cash, cash equivalents and available-for-sale securities as of June 30, 2014 consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at June 30, 2014 by approximately $1.1 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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

Changes in internal controls

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

Additionally, certain of the Company’s former officers and directors and a current director are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH, pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in the Kovtun action. The same individuals are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County, under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. The Company is named as a nominal defendant in these actions, neither of which seeks any recovery from the Company. The parties have agreed to stay the derivative lawsuits pending the outcome of the appeal of the securities class action.

On July 12, 2013, various current and former officers and directors of the Company were named as defendants in a separate shareholder derivative lawsuit filed in the California Superior Court, Santa Clara County, and captioned Ira J. Gaines IRA, et al. v. Leland F. Wilson, et al., Case No.1-13-CV-249436. The lawsuit generally alleged breaches of the fiduciary duty of care in connection with the launch of Qsymia, breaches of the duty of loyalty and insider trading by some defendants for selling Company stock while purportedly being aware that the Qsymia launch would be less successful than predicted and corporate waste. On March 14, 2014, the Court sustained a demurrer and dismissed the complaint with leave to amend. An order memorializing the Court’s ruling was entered March 21, 2014. On April 21, 2014, derivative plaintiffs filed an Amended Shareholder Derivative Complaint alleging substantially similar breaches of duty.  On May 21, 2014, the Company filed a demurrer to the Amended Complaint.  With that demurrer pending, derivative plaintiffs asked the Court in July 2014 to dismiss the action with prejudice as to the named plaintiffs and otherwise without prejudice.  The Court did so by order entered July 17, 2014, and the matter is now concluded.

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint alleging securities fraud against the Company and three of its former officers and directors.  Plaintiffs served the defendants a few days after filing the Amended Complaint. The Amended Complaint in the action, styled Jasin v. VIVUS, Inc., Case No. 114-cv-261427 pending in the California Superior Court, Santa Clara County, asserts claims for violation of California Corporations Code Sections 25400 and 25401 and Business and Professions Code Section 17200.  Plaintiffs allege generally that defendants misrepresented the prospects for the Company’s success, including with the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. The factual allegations include substantial overlap with the allegations in the Gaines action.  Plaintiffs allege losses of “at least” $2.8 million, and their prayer seeks damages plus attorney’s and expert witness fees, among other relief.  On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal.  That motion is scheduled for a hearing in September 2014.  VIVUS cannot predict the outcome of the motion or of the case generally.  With the demurrer pending, however, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, styled Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263.  The Jasins’ federal complaint alleges violations of Sections 10(b) and 20A of the Securities Exchange Act of 1934, based on substantially similar underlying facts as are alleged in their state court action.  As the federal action has not been served, no schedule exists for defendants’ response to the complaint or for other proceedings, and we cannot predict the course or outcome of any federal court proceedings.  The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of both Jasin actions, subject to payment of our self-insured retention and the policies’ terms and conditions.

The Company and its directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

Qsymia ANDA Litigation

On May 7, 2014, the Company received a Paragraph IV certification notice from Actavis Laboratories FL indicating that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Qsymia and contending that all 6 patents listed for Qsymia in the FDA Orange Book (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299 (collectively “patents-in-suit”)) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Qsymia as described in their ANDA. On June 12, 2014, the Company filed a lawsuit in the U.S District Court for the District of New Jersey against Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis. The lawsuit (Case No. 14-3786 (FSH)(MAH)) was filed on the basis that Actavis’ submission of their ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of Qsymia prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Actavis, FDA approval of Actavis’ ANDA will be stayed until the earlier of (i) November 7, 2016 which is 30 months from the Company’s May 7, 2014 receipt of Actavis’ Paragraph IV certification notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.  The Company intends to vigorously enforce its intellectual property rights relating to Qsymia, but the Company cannot predict the outcome of this matter.

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

In July 2013, we announced changes to our Board and management. In September and November 2013, and January 2014, we announced further changes to our management team. In November 2013, we announced a reduction in force of approximately 17%, the decision of our Chief Financial Officer to exercise his right to terminate his employment for Good Reason (as defined in his Amended and Restated Change of Control and Severance Agreement with the Company, effective as of July 1, 2013), and the appointment of our Corporate Controller as the Company’s interim Chief Financial Officer. In January 2014, we announced that our Chief Executive Officer was assuming the duties and responsibilities of the Company’s Chief Commercial Officer. The implementation of these changes, including the recent appointment of a new Chief Executive Officer and interim Chief Financial Officer, the expansion of our Board to include predominantly new members, the resignation of our President, the decision of our Chief Financial Officer to exercise his right to terminate his employment for Good Reason, the assumption of the Chief Commercial Officer’s duties and responsibilities by our Chief Executive Officer, and the potential for additional changes to our management, organizational structure and strategic business plan, may cause speculation and uncertainty regarding our future business strategy and direction. These changes may cause or result in:

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

•  manage our alliances with Auxilium, Menarini, MTPC and Sanofi, to help ensure the commercial success of avanafil;

•  manage costs;

•  continue to certify and add to the Qsymia retail pharmacy network nationwide and sell Qsymia through this network;

•  improve third-party payor coverage, lower out-of-pocket costs to patients with discount programs, and obtain coverage for obesity under Medicare Part D;

•  create market demand for Qsymia through patient and physician education, marketing and sales activities;

•  achieve market acceptance and generate product sales;

•  comply with the post-marketing requirements established by the FDA, including Qsymia’s Risk Evaluation and Mitigation Strategy, or REMS, any future changes to the REMS, and any other requirements established by the FDA in the future;

•  conduct the post-marketing studies required by the FDA;

•  comply with other healthcare regulatory requirements;

•  maintain and defend our patents, if challenged;

•  ensure that the active pharmaceutical ingredients, or APIs, for Qsymia and avanafil and the finished products are manufactured in sufficient quantities and in compliance with requirements of the FDA and similar foreign regulatory agencies and with an acceptable quality and pricing level in order to meet commercial demand; and

•  ensure that the entire supply chain for Qsymia and avanafil, from APIs to finished products, efficiently and consistently delivers Qsymia and avanafil to customers.

Prior to the commercialization of Qsymia, we have not had any commercial products since the divestiture of MUSE® in November 2010. While our management and key personnel have significant experience developing, launching and commercializing drugs at VIVUS and at other companies, we are in the initial stage of commercialization of Qsymia and we cannot be certain that we will be successful. If we are unable to successfully commercialize Qsymia, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations. In addition, we rely on a third-party contract sales organization, PDI, to assist with the hiring of sales representatives and the promotion of Qsymia to physicians. We depend on the success of PDI in performing its services, and we cannot be certain PDI will cooperate with us to perform its obligations under the agreement. Although they are contractually obligated, we cannot control the amount of resources that will be devoted by PDI to the promotion of Qsymia. Any failure of PDI to perform its obligations, or delay in allocating resources to the promotion of Qsymia, could adversely affect the commercialization of Qsymia and materially harm our business, financial condition and results of operations.

We may not fully realize the anticipated benefits from a cost reduction plan we announced in November 2013.

In November 2013, we announced a cost reduction plan to eliminate expenses that are not essential to expanding the use of Qsymia. The plan reduced our workforce by approximately 20 employees, not including our sales force. We substantially completed this cost reduction plan by December 31, 2013, and incurred pre-tax non-recurring charges of $8.0 million in the fourth quarter of 2013, including approximately $5.7 million in employee termination costs, $1.3 million in non-cash share-based compensation expense related to the automatic acceleration of vesting of unvested stock options held by the terminated employees, and $1.0 million in facilities and other lease exit costs. In the first half of 2014, we incurred an additional $2.1 million in non-recurring charges relating to our cost reduction plan. We may not fully realize the anticipated benefits from the cost reduction plan.

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

In December 2013, we entered into a License and Commercialization Agreement with Sanofi under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East, Turkey, and the Commonwealth of Independent States, or CIS, including Russia. Sanofi will be responsible for obtaining regulatory approval in its territories. Sanofi intends to market avanafil under the trade name SPEDRA or STENDRA. In October 2013, we entered into a License and Commercialization Agreement with Auxilium under which Auxilium received an exclusive license to commercialize and promote STENDRA for the treatment of erectile dysfunction, or ED, in the United States and Canada. In July 2013, we entered into a License and Commercialization Agreement with Menarini under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, plus Australia and New Zealand.

We are relying on our collaboration partners, Auxilium, Menarini, and Sanofi, to successfully commercialize STENDRA or SPEDRA in their respective territories, inclusive of obtaining any necessary approvals. There can be no assurances that these collaboration partners will be successful in doing so. In general, we cannot control the amount and timing of resources that our collaboration partners devote to the commercialization of our drugs. If any of our collaboration partners fails to successfully commercialize our drug products, our business may be negatively affected. For example, if Sanofi, Auxilium or Menarini do not successfully commercialize STENDRA or SPEDRA, we may receive limited or no revenues under our agreements with them. Additionally, because we lack the resources and experience to commercialize STENDRA or SPEDRA ourselves in these territories, we would need to seek replacement licensees to undertake these commercialization efforts. We may be unable to find other licensees in a timely manner, which could delay or impair our ability to commercialize STENDRA or SPEDRA in these territories.

Under our license agreement with MTPC, we are obligated to ensure that Sanofi, Auxilium and Menarini, as sublicensees, comply with its terms and conditions. MTPC has the right to terminate our license rights to avanafil in the event of any uncured material breach of the license agreement. Consequently, failure by Sanofi, Auxilium or Menarini to comply with these terms and conditions could result in termination of our license rights to avanafil on a worldwide basis, which could delay, impair, or preclude our ability to commercialize avanafil.

If we are unable to enter into agreements with collaborators for the territories that are not covered by our existing commercialization agreements, our ability to commercialize STENDRA in these territories may be impaired.

We intend to enter into collaborative arrangements or a strategic alliance with one or more pharmaceutical partners or others to commercialize STENDRA in our other territories that are not covered by our current commercial collaboration agreements. We may be unable to enter into agreements with third parties for STENDRA for these territories on favorable terms or at all, which could delay, impair, or preclude our ability to commercialize STENDRA in these territories.

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

In order to market products in many foreign jurisdictions, we must obtain separate regulatory approvals. Approval by the FDA in the U.S. does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. For example, while our drug STENDRA was approved in both the U.S. and the European Union, or EU, our drug Qsymia was approved in the U.S. but Qsiva (the approved trade name for Qsymia in the EU) was not approved in the EU due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We intend to seek approval, either directly or through our collaboration partners, for Qsymia and STENDRA in other territories outside the United States and EU. However, we have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing. Foreign regulatory approvals may not be obtained, by us or our collaboration partners responsible for obtaining approval, on a timely basis, or at all, for any of our products. The failure to receive regulatory approvals in a foreign country would prevent us from marketing and commercializing our products in that country, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our write-down for excess and obsolete inventory is subjective and requires accurate forecasting of the future market demand for our products. Forecasting demand for Qsymia, a drug in the obesity market in which there had been no new FDA-approved medications in over a decade prior to 2012, and for which reimbursement from third-party payors had previously been non-existent, has been difficult. Forecasting demand for STENDRA or SPEDRA, a drug that is new to a crowded and competitive market and has no sales history, is difficult. We will continue to evaluate our inventories on a periodic basis. The value of our inventories could be impacted if actual sales differ significantly from our estimates of future demand or if any significant unanticipated changes in future product demand or market conditions occur. Any of these events, or a combination thereof, could result in additional inventory write-downs in future periods, which could be material.

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

If we are unable to enter into agreements with suppliers or our suppliers fail to supply us with the APIs for our products or finished products or if we rely on sole-source suppliers, we may experience delays in commercializing our products.

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

The API and the tablets for STENDRA are currently manufactured by MTPC. MTPC has arrangements for the three main starting materials necessary for the manufacturing of avanafil API. If MTPC is unable to receive approval from foreign regulators and maintain ongoing FDA or foreign regulatory compliance, or manufacture STENDRA’s API or tablets in sufficient quantities to meet projected demand, the U.S. commercial launch, and future sales of STENDRA in the U.S. and abroad will be adversely affected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration agreement for the commercialization of STENDRA in our other territories not covered by our agreements with Sanofi, Auxilium and Menarini.

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

In July 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. In November 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. We intend to submit an amendment to the New Drug Application, or NDA, for avanafil to the FDA, and the Marketing Authorization, or MA, for avanafil to the European Medicines Agency, or EMA, to include Sanofi Chimie as a qualified supplier of the avanafil API and Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets. We cannot be certain we will receive approval by regulatory authorities, or that we will be able to obtain such approval in a timely manner. The failure to receive such approval in a timely manner or at all could prevent, delay or preclude our ability to establish a reliable supply chain, which could compromise our ability to commercialize avanafil through our relationships with Sanofi, Auxilium and Menarini, or otherwise. In addition, we have entered into supply agreements with Menarini and Auxilium under which we are obligated to supply them with avanafil tablets. If we are unable to establish a reliable supply of avanafil API or tablets from Sanofi Chimie and/or Sanofi Winthrop Industrie, we may be unable to satisfy our obligations under these supply agreements in a timely manner or at all, and we may, as a result, be in breach of one or both of these agreements.

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

As part of the approval of Qsymia, we are required to conduct several post-marketing studies, including a study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, or AQCLAIM, studies to assess the safety and efficacy of Qsymia for weight management in obese pediatric and adolescent subjects, studies to assess drug utilization and pregnancy exposure and a study to assess renal function. We estimate the AQCLAIM study will cost between $180 million and $220 million and the study could take as long as five to six years to complete. On September 20, 2013, we submitted to the EMA a request for Scientific Advice regarding use of a pre-specified interim analysis from the AQCLAIM cardiovascular outcomes trial to support the resubmission of the Marketing Authorization Application, or MAA, for approval of Qsiva for the treatment of obesity in accordance with the centralized marketing authorization procedure. Based on feedback from the EMA health authority, as well as various country health authorities associated with review of the AQCLAIM trial application, the protocol has been revised and resubmitted to the FDA. There can be no assurance that the FDA or EMA will not request or require us to provide additional information or undertake additional preclinical studies and clinical studies or retrospective observational studies.

At the FDA’s request, we initiated a retrospective observational study, known as FORTRESS, utilizing existing electronic medical claims healthcare databases to review fetal outcomes, including the incidence of congenital malformations and oral cleft, in the offspring of women who received treatment with topiramate, for any condition or at any dose. We announced preliminary results from FORTRESS in December 2011. We submitted the final report for the FORTRESS study to the FDA in the second quarter of 2013. If the FDA determines that the results of this study reveal unacceptable safety risks for topiramate, we could be required to perform additional studies and regulatory approval could even be withdrawn.

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

Although Qsymia is a once-a-day, proprietary extended-release formulation, both of the approved APIs (phentermine and topiramate extended-release) that are combined to produce Qsymia are commercially available as drug products at prices that together are lower than the price at which we sell Qsymia. In addition, the distribution and sale of these drug products is not limited under a REMS program, as is the case with Qsymia. Further, the individual drugs contained in the Qsymia formulation are available in retail pharmacies and neither has a Pregnancy Category X, which is used to indicate that the risks involved in the use of the drug in pregnant women clearly outweigh potential benefits, as is the case with Qsymia. We cannot be sure that physicians will view Qsymia as sufficiently superior to a treatment regimen of Qsymia’s individual APIs to justify the significantly higher cost for Qsymia, and they may prescribe the individual generic drugs already approved and marketed by other companies instead of our combination drug. Although our U.S. and European patents contain composition, product formulation and method-of-use claims that we believe protect Qsymia, these patents may be ineffective or impractical to prevent physicians from prescribing, or pharmacists from dispensing, the individual generic constituents marketed by other companies instead of our combination drug. Phentermine and topiramate are currently available in generic form, although the doses used in Qsymia are currently not available. In the third quarter of 2013, Supernus Pharmaceuticals, Inc. launched Trokendi XR™ and in the second quarter of 2014, Upsher-Smith Laboratories, Inc. launched Qudexy™. Both products provide an extended-release formulation of the generic drug topiramate that is indicated for certain types of seizures. Topiramate is not approved for obesity treatment, and phentermine is only approved for short-term treatment of obesity. However, because the price of Qsymia is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components outside of their approved indication, instead of for our combination drug, and this may limit how we price or market Qsymia. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the U.S. are prepared to pay for Qsymia, which could also limit market and patient acceptance of our drug and could negatively impact our revenues.

In many regions and countries where we may plan to market Qsymia, the pricing of reimbursed prescription drugs is controlled by the government or regulatory agencies. The government or regulatory agencies in these countries could determine that the pricing for Qsymia should be based on prices for its APIs when sold separately, rather than allowing us to market Qsymia at a premium as a new drug, which could limit our pricing of Qsymia and negatively impact our revenues.

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

Although we have obtained product liability insurance coverage for Qsymia, we may be unable to maintain this product liability coverage for Qsymia or any other of our approved drugs in amounts or scope sufficient to provide us with adequate coverage against all potential risks. A product liability claim in excess of, or excluded from, our insurance coverage would have to be paid out of cash reserves and could have a material adverse effect upon our business, financial condition and results of operations. Product liability insurance is expensive even with large self-insured retentions or deductibles, difficult to maintain, and current or increased coverage may not be available on acceptable terms, if at all.

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

Our third-party manufacturers and collaborative partners may encounter delays and problems in manufacturing our approved drugs or investigational drug candidates for a variety of reasons, including accidents during operation, failure of equipment, delays in receiving materials, natural or other disasters, political or governmental changes, or other factors inherent in operating complex manufacturing facilities. Supply-chain management is difficult. Commercially available starting materials, reagents, excipients, and other materials may become scarce, more expensive to procure, or not meet quality standards, and we may not be able to obtain favorable terms in agreements with subcontractors. Our third-party manufacturers may not be able to operate manufacturing facilities in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs. If our third-party manufacturers, cease or interrupt production or if our third-party manufacturers and other service providers fail to supply materials, products or services to us for any reason, such interruption could delay progress on our programs, or interrupt the commercial supply, with the potential for additional costs and lost revenues. If this were to occur, we may also need to seek alternative means to fulfill our manufacturing needs.

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

In July 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU,

Latin America and other territories. On November 18, 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. We intend to submit an amendment to the NDA for avanafil to the FDA, and the MA for avanafil to the EMA, to include Sanofi Chimie as a qualified supplier of the avanafil API and Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets. We cannot be certain we will receive approval by regulatory authorities, and the failure to receive such approval could prevent, delay, or preclude our ability to establish a reliable supply chain, which could compromise our ability to commercialize avanafil through our relationships with Sanofi, Auxilium, Menarini, or otherwise.

Any future manufacturing sites, including those of Sanofi Chimie and Sanofi Winthrop Industrie, would need to be inspected by the U.S. and EU authorities, and any failure of such manufacturing sites to receive approval from FDA or foreign authorities, obtain and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or tablets in expected quantities could have a detrimental impact on our ability to commercialize STENDRA under our agreements with Sanofi, Auxilium and Menarini and our ability to enter into a collaboration agreement for the commercialization of STENDRA in our other territories not covered by our agreements with Sanofi, Auxilium and Menarini.

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

The Affordable Care Act made significant changes to the Medicaid Drug Rebate program. Effective in March 2010, rebate liability expanded from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. With regard to the amount of the rebates owed, the Affordable Care Act increased the minimum Medicaid rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products and from 11% to 13% for non-innovator products; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price. In addition, the Affordable Care Act and subsequent legislation changed the definition of average manufacturer price. Finally, the Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2014 (and set to increase in ensuing years), based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

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

In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, together the Affordable Care Act. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and could have a material adverse effect on our future business, cash flows, financial condition and results of operations, including by operation of the following provisions:

•  Effective in March 2010, rebate liability expanded from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. This expanded eligibility affects rebate liability for that utilization.

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

•  Effective in January 2011, pharmaceutical companies must provide a 50% discount on branded prescription drugs dispensed to beneficiaries within the Medicare Part D coverage gap or “donut hole,” which is a coverage gap that currently exists in the Medicare Part D prescription drug program. We currently do not anticipate coverage under Medicare Part D, but this could change in the future.

•  Effective in January 2011, the Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2014, (and set to increase in ensuing years) based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

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

We have received notice of an ANDA filing for Qsymia submitted by a generic drug company. This ANDA filing asserts that a generic form of Qsymia would not infringe on our issued patents. As a result of this filing, we have commenced litigation to defend our patent rights, which is expected to be costly and time-consuming and, depending on the outcome of the litigation, we may face competition from lower cost generic or follow-on products in the near term.

Qsymia is approved under the provisions of the Federal Food, Drug and Cosmetic Act, or FDCA, which renders it susceptible to potential competition from generic manufacturers via the Hatch-Waxman Act and ANDA process. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the innovator’s data regarding safety and efficacy. Additionally, generic drug companies generally do not expend significant sums on sales and marketing activities, instead relying on physicians or payors to substitute the generic form of a drug for the branded form. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product and who must spend significant sums marketing a new drug.

The ANDA procedure includes provisions allowing generic manufacturers to challenge the innovator’s patent protection by submitting “Paragraph IV” certifications to the FDA in which the generic manufacturer claims that the innovator’s patent is invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of the generic product. A patent owner who receives a Paragraph IV certification may choose to sue the generic applicant for patent infringement.

We have received a Paragraph IV certification notice from Actavis Laboratories FL, Inc., or Actavis, contending that our patents listed in the Orange Book for Qsymia (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia. In response to this notice, we have filed suit to defend our patent rights.

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Actavis, FDA approval of Actavis’ ANDA will be stayed until the earlier of (i) November 7, 2016 which is 30 months from our May 7, 2014 receipt of Actavis’ Paragraph IV certification notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

Although we intend to vigorously enforce our intellectual property rights relating to Qsymia, there can be no assurance that we will prevail in our defense of our patent rights. Our existing patents could be invalidated, found unenforceable or found not to cover a generic form of Qsymia. If an ANDA filer were to receive approval to sell a generic version of Qsymia and/or prevail in any patent litigation, Qsymia would become subject to increased competition and our revenue would be adversely affected.

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

Risks Relating to our Financial Position and Need for Financing

We may require additional capital for our future operating plans, and we may not be able to secure the requisite additional funding on acceptable terms, or at all, which would force us to delay, reduce or eliminate commercialization or development efforts.

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

•  our ability to successfully commercialize STENDRA in our other territories in which we do not currently have a commercial collaboration;

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

In May 2013, we closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. In May 2013, we closed on an additional $30.0 million of Convertible Notes upon exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are convertible into approximately 16,826,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 67.3038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $14.858 per share, subject to adjustment under certain conditions. The Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2019, only under certain conditions. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

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

At June 30, 2014, we had $96.3 million in cash and cash equivalents and $227.9 million in available-for-sale securities. While at June 30, 2014, our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. Although the U.S. Congress was able to resolve the debt ceiling issue in time to avoid default, the major credit rating agencies have expressed their ongoing concern about the high levels of debt that the U.S. government has taken on. Standard & Poor’s announced that it had revised its outlook on the long-term credit rating of the U.S. to negative, which could affect the trading market for U.S. government securities. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities as of June 30, 2014. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

Additionally, certain of our former officers and directors and a current director are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH, pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action. The same individuals are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. We are named as a nominal defendant in these actions, neither of which seeks any recovery from the Company. The parties have agreed to stay the derivative lawsuits pending the outcome of the appeal of the securities class action.

Furthermore, on March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint alleging securities fraud against the Company and three of its former officers and directors. Plaintiffs served the defendants a few days after filing the Amended Complaint. The Amended Complaint in the action, styled Jasin v. VIVUS, Inc., Case No. 114-cv-261427 pending in the California Superior Court, Santa Clara County, asserts claims for violation of California Corporations Code Sections 25400 and 25401 and Business and Professions Code Section 17200. Plaintiffs allege generally that defendants misrepresented the prospects for the Company’s success, including with the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs allege losses of “at least” $2.8 million, and their prayer seeks damages plus attorney’s and expert witness fees, among other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal.  That motion is scheduled for a hearing in September 2014.   VIVUS cannot predict the outcome of the motion or of the case generally.  With the demurrer pending, however, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, styled Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263.  The Jasins’ federal complaint alleges violations of Sections 10(b) and 20A of the Securities Exchange Act of 1934, based on substantially similar underlying facts as are alleged in their state court action.  As the federal action has not been served, no schedule exists for defendants’ response to the complaint or for other proceedings, and we cannot predict the course or outcome of any federal court proceedings.   The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of both Jasin actions, subject to payment of our self-insured retention and the policies’ terms and conditions.

The Company and its directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

We have an accumulated deficit of $702.0 million as of June 30, 2014, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $702.0 million for the period from our inception through June 30, 2014, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

•  our ability to obtain marketing authorization for our products in foreign jurisdictions, including authorization from the EC for Qsiva in the EU through the centralized procedure;

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

Our operating results will likely fluctuate from fiscal quarter to fiscal quarter, and from year to year, and are difficult to predict. Although we have commenced sales of Qsymia, we may never increase these sales or become profitable. In addition, although we have entered into license and commercialization agreements with Sanofi, Auxilium and Menarini, to commercialize avanafil for the treatment of ED on an exclusive basis in Africa, the Middle East, Turkey, and the CIS, including Russia, to commercialize and promote STENDRA for the treatment of ED in the U.S. and Canada, and to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, plus Australia and New Zealand, respectively, we may not be successful in commercializing avanafil in these territories. Our operating expenses are largely independent of sales in any particular period. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Qsymia and STENDRA, the ability of our distribution partners to process and ship product on a timely basis, the success of our third-party’s manufacturing efforts to meet customer demand, fluctuations in foreign exchange rates, investments in sales and marketing efforts to support the sales of Qsymia and STENDRA, investments in the research and development efforts, and expenditures we may incur to acquire additional products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as Exhibits to this report:

EXHIBIT NUMBER	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
3.3(3)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.
3.4(4)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.
3.5(5)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.
3.6(6)	Amendment No. 4 to the Amended and Restated Bylaws of the Registrant.
3.7(7)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4.1(8)	Specimen Common Stock Certificate of the Registrant.
4.2(9)	Preferred Stock Rights Agreement dated as of March 27, 2007, between the Registrant and Computershare Investor Services, LLC.
4.3(10)	Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.
4.4(11)	Form of 4.50% Convertible Senior Note due May 1, 2020.
31.1	Certification of Chief Executive Officer, dated August 7, 2014, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer, dated August 7, 2014, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

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

Date: August 7, 2014	VIVUS, Inc.

/s/ SVAI S. SANFORD
Svai S. Sanford
Chief Financial Officer and Chief Accounting Officer

/s/ SETH H. Z. FISCHER
Seth H. Z. Fischer
Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
3.3(3)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.
3.4(4)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.
3.5(5)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.
3.6(6)	Amendment No. 4 to the Amended and Restated Bylaws of the Registrant.
3.7(7)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4.1(8)	Specimen Common Stock Certificate of the Registrant.
4.2(9)	Preferred Stock Rights Agreement dated as of March 27, 2007, between the Registrant and Computershare Investor Services, LLC.
4.3(10)	Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.
4.4(11)	Form of 4.50% Convertible Senior Note due May 1, 2020.
31.1	Certification of Chief Executive Officer, dated August 7, 2014, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer, dated August 7, 2014, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

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