Form 10-Q
period 2014-09-30
VIVUS INC
filed 2014-11-05
CIK 881524

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2014

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

At October 29, 2014, 103,678,036 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30,	December 31,
	2014	2013
	(Unaudited)	Note 1
ASSETS

Current assets:
Cash and cash equivalents	$83,163	$103,262
Available-for-sale securities	223,710	240,024
Accounts receivable, net	27,099	12,214
Inventories	38,105	48,503
Prepaid expenses and other assets	10,383	19,938
Total current assets	382,460	423,941
Property and equipment, net	1,506	1,954
Non-current assets	7,857	5,901
Total assets	$391,823	$431,796

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$8,235	$10,759
Accrued and other liabilities	29,264	23,993
Deferred revenue	20,243	17,255
Total current liabilities	57,742	52,007
Long-term debt, net of current portion	217,110	213,106
Deferred revenue, net of current portion	9,466	10,360
Non-current accrued and other liabilities	1,553	2,954
Total liabilities	285,871	278,427

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock; $.001 par value; 200,000 shares authorized; 103,678 and 103,161 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	104	103
Additional paid-in capital	823,552	813,802
Accumulated other comprehensive income	98	66
Accumulated deficit	(717,802)	(660,602)
Total stockholders’ equity	105,952	153,369
Total liabilities and stockholders’ equity	$391,823	$431,796

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue:
Net product revenue	$12,454	$6,379	$32,575	$16,025
License and milestone revenue	15,070	21,000	38,614	21,000
Supply revenue	5,300	—	18,336	—
Royalty revenue	1,053	—	2,924	—
Total revenue	33,877	27,379	92,449	37,025

Operating expenses:
Cost of goods sold	7,268	741	23,816	1,703
Research and development	2,574	8,405	11,083	24,683
Selling, general and administrative	27,828	38,167	84,703	121,666
Inventory impairment and other non-recurring charges	4,119	20,743	6,173	34,892
Total operating expenses	41,789	68,056	125,775	182,944

Loss from operations	(7,912)	(40,677)	(33,326)	(145,919)

Total interest expense and other expense, net	8,135	7,669	24,534	11,817
Loss from continuing operations before income taxes	(16,047)	(48,346)	(57,860)	(157,736)
Provision for (benefit from) income taxes	(222)	33	(660)	46
Loss from continuing operations	(15,825)	(48,379)	(57,200)	(157,782)
Income from discontinued operations, net of tax	—	175	—	490
Net loss	$(15,825)	$(48,204)	$(57,200)	$(157,292)

Basic and diluted net loss per share:
Continuing operations	$(0.15)	$(0.48)	$(0.55)	$(1.56)
Discontinued operations	—	—	—	—
Net loss per share	$(0.15)	$(0.48)	$(0.55)	$(1.56)
Shares used in per share computation:
Basic and diluted	103,477	100,904	103,373	100,769

See accompanying notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net loss	$(15,825)	$(48,204)	$(57,200)	$(157,292)
Other comprehensive loss:
Unrealized gain on securities, net of taxes	—	118	32	59
Comprehensive loss	$(15,825)	$(48,086)	$(57,168)	$(157,233)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net loss from continuing operations	$(57,200)	$(157,782)
Adjustments to reconcile net loss to net cash used for operating activities from operations:
Depreciation	648	673
Amortization of debt issuance costs and discounts	11,833	5,377
Amortization of discount or premium on available-for-sale securities	2,955	1,816
Share-based compensation expense	7,768	27,755
Inventory impairment	2,170	7,525
Other non-cash adjustments, net	—	105
Changes in assets and liabilities:
Accounts receivable	(14,885)	(3,811)
Inventories	8,228	(19,623)
Prepaid expenses and other assets	9,981	(1,521)
Accounts payable	(2,524)	(7,850)
Accrued and other liabilities	(3,030)	7,335
Deferred revenue	2,094	18,997
Net cash used for operating activities from continuing operations	(31,962)	(121,004)
Net cash used for operating activities from discontinued operations	—	(208)
Net cash used for operating activities	(31,962)	(121,212)

Cash flows from investing activities:
Property and equipment purchases	(200)	(1,795)
Purchases of available-for-sale securities	(188,359)	(230,854)
Proceeds from maturities of available-for-sale securities	201,750	181,750
Non-current assets	(3,310)	(1,419)
Net cash provided by (used for) investing activities	9,881	(52,318)

Cash flows from financing activities:
Net proceeds from debt issuances	—	290,247
Payments for capped call transactions	—	(34,709)
Proceeds from exercise of stock options and sale of common stock through employee stock purchase plan	1,982	2,508
Net cash provided by financing activities	1,982	258,046
Net change in cash and cash equivalents	(20,099)	84,516
Cash and cash equivalents:
Beginning of period	103,262	58,605
End of period	$83,163	$143,121

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Management has evaluated all events and transactions that occurred after September 30, 2014, through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period that require recognition or disclosure in these unaudited condensed consolidated financial statements. The condensed consolidated balance sheet as of December 31, 2013 has been derived from the audited financial statements, but does not include all of the disclosures required by U.S. GAAP.

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

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Total share-based compensation expense for all of the Company’s share-based awards is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Cost of goods sold	$28	$—	$91	$—
Research and development	337	363	924	2,217
Selling, general and administrative	1,711	2,740	6,410	12,822
Non-recurring charges	—	12,716	343	12,716
Total share-based compensation expense	$2,076	$15,819	$7,768	$27,755

The Company did not capitalize any share-based compensation cost as part of the cost of inventory during the three and nine months ended September 30, 2014, because there was no manufacturing activity during these periods.  The Company capitalized share-based compensation costs of $75,000 and $467,000 during the three and nine months ended September 30, 2013, respectively, as part of the cost of inventory.

3. CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at September 30, 2014 and December 31, 2013, are presented in the tables that follow.

	As of September 30, 2014 (in thousands):
		Gross	Gross
Cash and cash equivalents and available-for-sale	Amortized	Unrealized	Unrealized	Estimated
securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$83,163	$—	$—	$83,163
U.S. Treasury securities	223,612	102	(4)	223,710
Total	306,775	102	(4)	306,873
Less amounts classified as cash and cash equivalents	(83,163)	—	—	(83,163)
Classified as available-for-sale securities	$223,612	$102	$(4)	$223,710

	As of December 31, 2013 (in thousands):
Cash and cash equivalents and available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$103,262	$—	$—	$103,262
U.S. Treasury securities	239,959	69	(4)	240,024
Total	343,221	69	(4)	343,286
Less amounts classified as cash and cash equivalents	(103,262)	—	—	(103,262)
Classified as available-for-sale securities	$239,959	$69	$(4)	$240,024

As of September 30, 2014, all of the Company’s available-for-sale securities have original contractual maturities up to 24 months. However, the Company may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may sell these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits approximate their carrying value.

Fair Value Measurements

As of September 30, 2014 and December 31, 2013, all of the Company’s cash and cash equivalents and available-for-sale securities were measured at fair value on a recurring basis, and classified as Level 1 in the fair value hierarchy. There were no assets or liabilities measured on a recurring basis where Level 2 or Level 3 valuation techniques were used.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of (in thousands):

	Balance as of
	September 30, 2014	December 31, 2013
Qsymia	$8,533	$6,777
STENDRA/SPEDRA	18,727	5,571
	27,260	12,348
Qsymia allowance for cash discounts	(161)	(134)
Net	$27,099	$12,214

5. INVENTORIES

Inventories consist of (in thousands):

	Balance as of
	September 30, 2014	December 31, 2013
Raw materials	$30,405	$28,557
Finished goods	4,294	14,793
Deferred costs	3,406	5,153
Total	$38,105	$48,503

As of September 30, 2014 and December 31, 2013, raw materials inventories consist primarily of the active pharmaceutical ingredients, or API, for the commercialization of Qsymia (phentermine and topiramate extended release) capsules CIV and finished goods. Deferred costs inventories consist of both Qsymia and STENDRA (avanafil). The Qsymia deferred costs represents Qsymia product shipped to the Company’s wholesalers, certified retail pharmacies and certified home delivery pharmacy services networks, but not yet dispensed to patients through prescriptions, net of prompt payment discounts, and for which recognition of revenue has been deferred. The STENDRA deferred costs represent certain initial orders of STENDRA or SPEDRA product with the right of return or credit, which have not met the required specifications of one of the Company’s partners, and for which recognition of revenue has been deferred.

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories, which are valued using a weighted average cost method calculated for each production batch. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation, in both the three and nine months ended September 30, 2014, the Company recorded a charge of $2.2 million for finished goods and certain non-API raw materials on hand in excess of demand. During the three months ended September 30, 2013, there was no inventory impairment charge.  During the nine months ended September 30, 2013, the Company recorded a charge of $10.2 million for inventories on hand in excess of demand. These charges are included in inventory impairment and other non-recurring charges on the condensed consolidated statement of operations.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of (in thousands):

	Balance as of
	September 30, 2014	December 31, 2013
Prepaid sales and marketing expenses	$4,054	$5,187
Debt issuance costs	1,252	1,247
Prepaid insurance	68	3,617
Withholding tax receivable	—	5,560
Prepaid expenses and other assets	5,009	4,327
Total	$10,383	$19,938

The amounts included in prepaid expenses and other assets consist primarily of interest income receivable and prepayments for future services. These and other prepayment amounts represent probable future economic benefits obtained or controlled by the Company as a result of past transactions or events, which meet the definition of an asset under FASB Concept Statement 6. As such, these costs have been deferred as prepaid expenses and other assets on the condensed consolidated balance sheets and will be either (i) charged to expense accordingly when the related prepaid services are rendered to the Company, or (ii) converted to cash when the receivables are collected by the Company.

7. NON-CURRENT ASSETS

Non-current assets consist of (in thousands):

	Balance as of
	September 30, 2014	December 31, 2013
Debt issuance costs	$3,682	$4,620
Other non-current assets	4,175	1,281
Total	$7,857	$5,901

The amounts included in non-current assets primarily consist of patent acquisition and assignment costs (see Note 10),  and debt issuance costs related to the Convertible Notes and the Senior Secured Notes offerings (see Note 13).

8. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of (in thousands):

	Balance as of
	September 30, 2014	December 31, 2013
Accrued interest expense	$6,116	$5,541
Non-recurring charges (see Note 10)	3,856	4,577
Current portion of long-term debt	6,899	—
Accrued employee compensation and benefits	3,604	3,408
Accrued manufacturing costs	153	4,071
Other accrued liabilities	8,636	6,396
Total	$29,264	$23,993

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities and royalties.

9. NON-CURRENT ACCRUED AND OTHER LIABILITIES

Non-current accrued and other liabilities at September 30, 2014 and December 31, 2013, were $1.6 million and $3.0 million, respectively, primarily comprised of costs associated with the exit of certain operating leases and employee termination costs related to a cost reduction plan implemented in the fourth quarter of 2013 (see Note 10).

10. INVENTORY IMPAIRMENT AND OTHER NON-RECURRING CHARGES

Inventory impairment and other non-recurring charges for the three and nine months ended September 30, 2014 and 2013 consist of (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Inventory impairment (see Note 5)	$2,170	$—	$2,170	$10,225
Patent settlement	1,949	—	1,949	—
Share-based compensation (see Note 2)	—	12,716	343	12,716
Proxy contest expenses	—	5,155	—	8,863
Employee severance and related costs	—	2,872	1,711	2,872
Operating lease termination costs	—	—	—	216
Total inventory impairment and other non-recurring expense	$4,119	$20,743	$6,173	$34,892

As discussed in Note 5, in both the three and nine months ended September 30, 2014, the Company recorded a charge of $2.2 million for finished goods and certain non-API raw materials on hand in excess of demand. During the three months ended September 30, 2013, there was no inventory impairment charge.  During the nine months ended September 30, 2013, the Company recorded a charge of $10.2 million, for inventories on hand in excess of demand.

In September 2014, the Company paid $5.0 million in connection with the transfer and assignment of certain patents from Janssen Pharmaceuticals, Inc. Of the $5.0 million, approximately $1.9 million was recognized as a non-recurring expense in the condensed consolidated statements of operations as it related to a legal settlement during the quarter ended September 30, 2014. The remaining balance of approximately $3.1 million is recorded as an intangible asset and being amortized as cost of goods sold over the period in which the Company expects to benefit from the patents through their expiration dates. Of the $3.1 million, $0.1 million was recorded in cost of goods sold during the three months ended September 30, 2014, and the remaining $3.0 million is included in non-current assets on the condensed consolidated balance sheet and will be amortized over an estimated period of approximately 5.5 years.

The following table presents activities related to a cost reduction plan during the three and nine months ended September 30, 2014 (in thousands):

	Severance obligations	Facilities-related obligations(1)	Total
Balance of accrued costs at December 31, 2013	$6,509	$1,022	$7,531
Charges	1,711 (2)	—	1,711
Payments	(1,659)	(180)	(1,839)
Balance of accrued costs at March 31, 2014	6,561	842	7,403
Payments	(1,086)	(219)	(1,305)
Balance of accrued costs at June 30, 2014	5,475	623	6,098
Payments	(944)	(25)	(969)
Balance of accrued costs at September 30, 2014	$4,531	$598	$5,129

(1)         The accrued facilities-related costs at September 30, 2014 represent estimated losses, net of expected subleases, on space vacated as part of the Company’s cost reduction plan. The noncancelable operating leases and scheduled payments against the amounts accrued extend through May 2020, unless the Company is able to negotiate earlier terminations.

(2)         In addition to the above non-recurring charges, as previously presented in Note 2, the Company incurred non-cash share-based compensation expense of $0.3 million in the nine months ended September 30, 2014.

Commencing on May 1, 2014, the Company subleased a portion of its Evelyn Lease consisting of approximately 14,105 square feet of space for a term of 36 months at a starting annual rental rate of $42 per square feet (subject to agreed increases). The sublessee is entitled to abatement of monthly installments of rents for months one through four. Minimum rents expected to be received under this sublease as of September 30, 2014 are $146,000, $601,000, $626,000 and $212,000 in fiscal years 2014 (remaining three months), 2015, 2016 and 2017, respectively. Upon the completion of the sublease for this space, the Company expects to either find usage or to locate a suitable sublessee for the duration of the Company’s Evelyn Lease.

Commencing on September 1, 2014, the Company subleased the expansion space relating to the Castro Lease.  The sublease consists of approximately 4,914 square feet of space for a term of 31 months at a starting annual rental rate of $53 per square feet (subject to agreed increases). The sublessee is entitled to abatement of the first monthly installment. Minimum rents expected to be received under this sublease as of September 30, 2014 are $65,000, $261,000, $266,000 and $68,000 in fiscal years 2014 (remaining three months), 2015, 2016 and 2017, respectively.

Of the total accrued employee severance and facilities-related costs as of September 30, 2014, $3.8 million is included under current liabilities in “Accrued and other liabilities” and $1.3 million is included in “Non-current accrued and other liabilities.”

The balance of the accrued employee severance and facilities-related costs at September 30, 2014 is anticipated to be paid out as follows (in thousands):

2014 (remaining three months)	$1,270
2015	3,231
2016	260
2017	341
2018	11
Thereafter	16
$5,129

11. DEFERRED REVENUE

Qsymia Deferred Revenue

At September 30, 2014, the Company had $16.3 million in current deferred revenue, which represents Qsymia product shipped to the Company’s wholesalers, certified retail pharmacies and certified home delivery pharmacy services networks, but not yet dispensed to patients through prescriptions, net of prompt payment discounts.

STENDRA or SPEDRA Deferred Revenue

At September 30, 2014, the Company had $3.9 million and $9.5 million in current and non-current deferred revenue, respectively, relating to prepayment for future royalties on sales of SPEDRA. Additionally, the Company supplied certain initial orders of STENDRA or SPEDRA product with a right of return or credit, which have not met the required specifications of one of the Company’s partners and for which the Company had $2.8 million in current deferred revenue at September 30, 2014.

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

For the three months ended September 30, 2014, the Company recognized $15.1 million in license and milestone revenue primarily attributable to milestone revenue related to the approval of the Time of Onset Claim in the U.S. For the nine months ended September 30, 2014, the Company recognized $38.6 million in license and milestone revenue primarily attributable to product launches in certain EU countries and milestone revenue related to the approval of the Time of Onset Claim in the U.S.  For the three and nine months ended September 30, 2014, the Company recognized $5.3 million and $18.3 million, respectively, in supply revenue relating to STENDRA or SPEDRA delivered under the various commercial supply agreements with Menarini, Auxilium and Sanofi. Additionally, for the three and nine months ended September 30, 2014, the Company recognized $1.1 million and $2.9 million, respectively, in royalty revenue based on net sales reported by Menarini and Auxilium.

13. LONG-TERM DEBT

Convertible Senior Notes Due 2020

On May 21, 2013, the Company closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020, or the Convertible Notes. The Convertible Notes are governed by an indenture, dated as of May 21, 2013, between the Company and Deutsche Bank National Trust Company, as trustee. On May 29, 2013, the Company closed on an additional $30.0 million of Convertible Notes upon exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million. For the three and nine months ended September 30, 2014, total interest expense related to the Convertible Notes was $6.3 million and $18.6 million, respectively, including amortization of $3.7 million and $10.9 million of the debt discount and $202,000 and $584,000 of deferred financing costs, respectively. For the three and nine months ended September 30, 2013, total interest expense related to the Convertible Notes was $5.7 million and $8.1 million, respectively, including amortization of $3.4 million and $5.9 million of the debt discount and $182,000 and $260,000 of deferred financing costs, respectively.

Senior Secured Notes Due 2018

On March 25, 2013, the Company entered into the Purchase and Sale Agreement between the Company and BioPharma Secured Investments III Holdings Cayman LP, a Cayman Islands exempted limited partnership, providing for the purchase of a debt-like instrument, or the Senior Secured Notes. Under the agreement, the Company received $50 million, less $500,000 in funding and facility payments, at the initial closing on April 9, 2013. The Company had the option, but elected not to exercise it, to receive an additional $60 million, less $600,000 in a funding payment, at a secondary closing no later than January 15, 2014. For the three and nine months ended September 30, 2014, the interest expense related to the Senior Secured Notes was $1.9 million and $5.7 million, respectively, including amortization of deferred financing costs amounting to $116,000 and $354,000, respectively. For the three and nine months ended September 30, 2013, the interest expense related to the Senior Secured Notes was $1.7 million and $3.2 million, respectively, including amortization of deferred financing costs amounting to $106,000 and $212,000, respectively.

The following table summarizes information on the debt (in thousands):

	September 30, 2014
Convertible Senior Notes due 2020:
Fair value of the liability component at issuance date	$154,737
Accumulated accretion of discount	19,271
Net carrying value	$174,008

Senior Secured Notes due 2018:
Carrying value	$50,000	(1)

Total Notes:
Fair value of the liability component at issuance date	$204,737
Accumulated accretion of discount	19,271
Net carrying amount	$224,008

(1)         Approximately $6.9 million was classified as current and included in accrued and other current liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2014.

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

As the Company recognized a net loss for the three and nine months ended September 30, 2014 and 2013, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three and nine months ended September 30, 2014, awards and options outstanding of 8,069,865 and 8,494,903, respectively, were excluded in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive. For the three and nine months ended September 30, 2013, awards and options outstanding of 5,626,000 and 6,026,000, respectively, were excluded in the computation of diluted net loss per share because the effect would be anti-dilutive.

15. INCOME TAXES

For the three and nine months ended September 30, 2014, the Company recorded a tax benefit of $222,000 and $660,000, respectively. For the three and nine months ended September 30, 2013, the Company recorded provisions for income taxes of $33,000 and $46,000, respectively.  The tax benefit for the three months ended September 30, 2014 primarily relates to tax liabilities in certain states, offset by a reduction to the Company’s unrecognized tax benefits as a result of the California Franchise Tax Board audit that was favorably settled.

The tax benefit for the nine months ended September 30, 2014 primarily relates to tax liabilities in certain states, offset by a tax refund received from the State of New Jersey as a result of a settlement of an audit and acceptance of a refund claim for the tax year ended December 31, 2007 and a reduction of the Company’s unrecognized tax benefits as a result of the California Franchise Tax Board audit that was favorably settled. The tax provision for the three and nine months ended September 30, 2013 relates to state tax liabilities.

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

There were changes to the Company’s unrecognized tax benefits in the three months ended September 30, 2014 as a result of the favorable settlement with the California Franchise Tax Board. We do not expect to have any further significant changes to unrecognized tax benefits through the end of the fiscal year, because of our history of tax losses, and certain tax years that remain open to tax audit.

16. LEGAL MATTERS

Securities Related Class Action and Shareholder Derivative Lawsuits

The Company, a current officer and a former officer were defendants in a putative class action captioned Kovtun v. VIVUS, Inc., et al., Case No. 4:10-CV-04957-PJH, in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleged violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company’s clinical trials and New Drug Application, or NDA, for Qsymia as a treatment for obesity. The Court granted defendants’ motions to dismiss both plaintiff’s Amended Class Action Complaint and Second Amended Class Action Complaint; by order dated September 27, 2012, the latter dismissal was with prejudice and final judgment was entered for defendants the same day. On October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Briefing of the appeal is complete, and the Court of Appeals has set oral argument for January 16, 2015.

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

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors.  In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes.    Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief.  On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal.  With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263.  The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on facts substantially similar to those alleged in their state court action.  On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action.  In the federal action, the parties have filed a briefing stipulation providing for briefing on the Company’s and the other defendants’ anticipated motion to dismiss in November 2014-January 2015, with a court hearing on the motion thereafter.   The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to payment of our self-insured retention and the policies’ terms and conditions.

The Company and its directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

Qsymia ANDA Litigation

On May 7, 2014, the Company received a Paragraph IV certification notice from Actavis Laboratories FL indicating that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Qsymia and contending that all six patents listed for Qsymia in the FDA Orange Book (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299 (collectively “patents-in-suit”)) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Qsymia as described in their ANDA. On June 12, 2014, the Company filed a lawsuit in the U.S District Court for the District of New Jersey against Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis. The lawsuit (Case No. 14-3786 (FSH)(MAH)) was filed on the basis that Actavis’ submission of their ANDA to obtain approval to manufacture, use, sell or offer for sale generic versions of Qsymia prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

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

Janssen Litigation

On August 22, 2014, the Company was named as a defendant in a complaint filed by Janssen Pharmaceuticals, Inc., or Janssen, in the United States District Court of Delaware. In the complaint, the plaintiff alleged that the Company was infringing U.S. Patent No. 6,071,537, or the’537 patent, by selling Qsymia.   The plaintiff sought a permanent injunction enjoining the Company from further infringement and unspecified monetary damages. On August 24, 2014, the Company entered into a Patent Assignment Agreement with Janssen that included assignment of the ‘537 patent to the Company. As a result, Janssen voluntarily dismissed the lawsuit on August 24, 2014.

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

Net product revenue by geographic region was as follows (in thousands):

	Three Months Ended September 30,
		2014				2013
	U.S.	ROW		Total	U.S.	ROW		Total

Qsymia—Net product revenue	$12,454	$—		$12,454	$6,379	$—		$6,379
STENDRA/SPEDRA—License and milestone revenue	15,000	70		15,070	—	21,000		21,000
STENDRA/SPEDRA—Supply revenue	1,222	4,078		5,300	—	—		—
STENDRA/SPEDRA —Royalty revenue	651	402		1,053	—	—		—
Total revenue	$29,327	$4,550	(1)	$33,877	$6,379	$21,000	(1)	$27,379

	Nine Months Ended September 30,
		2014				2013
	U.S.	ROW		Total	U.S.	ROW		Total

Qsymia—Net product revenue	$32,575	$—		$32,575	$16,025	$—		$16,025
STENDRA/SPEDRA—License and milestone revenue	15,406	23,208		38,614	—	21,000		21,000
STENDRA/SPEDRA—Supply revenue	6,628	11,708		18,336	—	—		—
STENDRA/SPEDRA —Royalty revenue	1,901	1,023		2,924	—	—		—
Total revenue	$56,510	$35,939	(2)	$92,449	$16,025	$21,000	(1)	$37,025

(1) Consists of revenue attributable to Germany.

(2) Includes $30.8 million of revenue attributable to Germany.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “may,” “believe,” “expect,” “forecast,” “intend,” “anticipate,” “predict,” “should,” “planned,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our limited commercial experience with Qsymia® in the United States, or U.S.; (2) the timing of initiation and completion of the clinical studies required as part of the approval of Qsymia by the U.S. Food and Drug Administration, or FDA; (3) the response from the FDA to the data that we will submit relating to post-approval clinical studies; (4) the impact of the indicated uses and contraindications contained in the Qsymia label and the Risk Evaluation and Mitigation Strategy requirements; (5) our ability to continue to certify and add to the Qsymia retail pharmacy network and sell Qsymia through this network; (6) whether the Qsymia retail pharmacy network will simplify and reduce the prescribing burden for physicians, improve access and reduce waiting times for patients seeking to initiate therapy with Qsymia; (7) that we may be required to provide further analysis of previously submitted clinical trial data; (8) our assessment of the European Medicines Agency’s Scientific Advice relating to our cardiovascular outcomes trial, or CVOT, and the resubmission of an application for the grant of a marketing authorization to the European Medicines Agency, or EMA, the timing of such resubmission, if any, the results of the CVOT, assessment by the EMA of the application for marketing authorization, and their agreement with the data from the CVOT; (9) our ability to successfully seek approval for Qsymia in other territories outside the U.S. and European Union, or EU; (10) whether healthcare providers, payors and public policy makers will recognize the significance of the American Medical Association officially recognizing obesity as a disease, or the new American Association of Clinical Endocrinologists guidelines; (11) our ability to successfully commercialize Qsymia including risks and uncertainties related to expansion to retail distribution, the broadening of payor reimbursement, the expansion of Qsymia’s primary care presence, and the outcomes of our discussions with pharmaceutical companies and our strategic and franchise-specific pathways for Qsymia; (12) our ability to focus our promotional efforts on health-care providers and on patient education that, along with increased access to Qsymia and ongoing improvements in reimbursement, will result in the accelerated adoption of Qsymia; (13) our ability to eliminate expenses that are not essential to expanding the use of Qsymia and fully realize the anticipated benefits from a cost reduction plan, including the timing thereof; (14) the impact of lower annual net cost savings than currently expected; (15) the impact of a cost reduction plan on our business and unanticipated charges not currently contemplated that may occur as a result of a cost reduction plan; (16) our ability to ensure that the entire supply chain for Qsymia efficiently and consistently delivers Qsymia to our customers; (17) risks and uncertainties related to the timing, strategy, tactics and success of the launches and commercialization of STENDRA® (avanafil) or SPEDRA™ (avanafil) by our sublicensees in the United States, Canada, the EU, Australia, New Zealand, Africa, the Middle East, Turkey, and the Commonwealth of Independent States, including Russia; (18) our ability to successfully complete on acceptable terms, and on a timely basis, avanafil partnering discussions for other territories under our license with Mitsubishi Tanabe Pharma Corporation, or MTPC, in which we do not have a commercial collaboration; (19) the timing of the qualification and subsequent approval by regulatory authorities of Sanofi Chimie and Sanofi Winthrop Industrie as a qualified supplier of STENDRA/SPEDRA, Sanofi Chimie’s ability to undertake worldwide manufacturing of the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie’s ability to undertake worldwide manufacturing of the tablets for avanafil; (20)  whether the European Commission, following an opinion by the EMA, will approve the new prescribing information we intend to submit, to include the recently announced clinical study results showing avanafil is effective for sexual activity within 15 minutes in men with erectile dysfunction, or ED; (21) the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand; (22) our ability to accurately forecast Qsymia demand; (23) our ability to increase Qsymia sales in 2014 through growth in certified retail pharmacies, expansion of reimbursement coverage and the use of a more focused selling message; (24) the number of Qsymia prescriptions dispensed through the mail order system and through certified retail pharmacies; (25) the impact of promotional programs for Qsymia on our net product revenue and net income (loss) in future periods; (26) our history of losses and variable quarterly results; (27) substantial competition; (28) risks related to the failure to protect our intellectual property and litigation in which we are involved or may become involved; (29) uncertainties of government or third-party payor reimbursement; (30) our reliance on sole-source suppliers; (31) our reliance on third parties and our collaborative partners; (32) our failure to continue to develop innovative investigational drug candidates and drugs; (33) risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations; (34) our ability to demonstrate through clinical testing the quality, safety, and efficacy of our investigational drug candidates; (35) the timing of initiation and completion of clinical trials and submissions to foreign authorities; (36) the results of post-marketing studies are not favorable; (37) compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained; (38) the volatility and liquidity of the financial markets; (39) our liquidity and capital resources; (40) our expected future revenues, operations and expenditures; (41) potential change in our business strategy to enhance long-term stockholder value; (42) the impact, if any, of changes to our Board of Directors, the recent appointment of a new Chief Executive Officer and an interim Chief Financial Officer, the resignation of our President, the decision of our Chief Financial Officer to exercise his right to terminate his employment for Good Reason (as defined in his Amended and Restated Change of Control and Severance Agreement with the Company, effective as of July 1, 2013) and the assumption of the Chief Commercial Officer’s duties and responsibilities by our Chief Executive Officer; and (43) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, or the Commission, including those set forth in this filing as “Item 1A. Risk Factors.”

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

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

Our drug Qsymia (phentermine and topiramate extended-release) was approved by the FDA in July 2012, as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adult patients with an initial body mass index (BMI) of 30 or greater (obese), or 27 or greater (overweight) in the presence of at least one weight-related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol (dyslipidemia). Qsymia incorporates a proprietary formulation combining low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. In September 2012, Qsymia became available in the U.S. market through a limited number of certified home delivery networks. In July 2013, Qsymia became available in retail pharmacies through approximately 8,000 Walgreens, Costco and Duane Reade pharmacies nationwide. As of the date of this report, Qsymia is available in over 41,000 certified retail pharmacies nationwide, including all of the major pharmacy chains in the country. We intend to continue to certify and add new pharmacies to the Qsymia retail pharmacy network, including national and regional chains as well as independent pharmacies.

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

After re-examination of our appeal application, on February 21, 2013, the Committee for Medicinal Products for Human Use, or CHMP, adopted a final opinion that reaffirmed the Committee’s earlier negative opinion to refuse the marketing authorization in the EU for the medicinal product QsivaTM (the approved trade name for Qsymia in the EU). On May 15, 2013, the European Commission issued a decision refusing the grant of marketing authorization for Qsiva in the EU. On September 20, 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, or AQCLAIM, to support the resubmission of an application for a marketing authorization for Qsiva for treatment of obesity in accordance with the EU centralized procedure. We received feedback earlier this year from European Union regulatory officials regarding the AQCLAIM CVOT protocol, and we have recently received feedback from the FDA regarding the amended protocol. As a part of addressing the FDA comments, we are working to ensure that the planned interim analysis will not jeopardize the overall integrity of the study and will support other objectives in both the EU and U.S. We also intend to seek approval for Qsymia in other territories outside the United States and EU. We intend to commercialize Qsymia in territories where we obtain approval through commercial collaboration agreements with third parties.

Our drug STENDRA, or avanafil, is an oral phosphodiesterase type 5, or PDE5, inhibitor that we have licensed from MTPC. STENDRA was approved by the FDA in April 2012 for the treatment of ED in the United States. In June 2013, the EC adopted the implementing decision granting marketing authorization for SPEDRA (the approved trade name for avanafil in the EU) for the treatment of ED in the EU. In July 2013, we entered into an agreement with the Menarini Group, through its subsidiary Berlin-Chemie AG, or Menarini, under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, plus Australia and New Zealand. Menarini commenced its commercialization launch of the product in the EU in early 2014, and as of the date of this filing, SPEDRA is commercially available in 23 countries within the Menarini territory.

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

On September 18, 2014, the FDA approved a supplemental new drug application (sNDA) for STENDRA®. STENDRA is now the only FDA-approved ED medication indicated to be taken as early as approximately 15 minutes before sexual activity. We are also working with European regulatory authorities with respect to these data for the SPEDRA label.

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

For the three and nine months ended September 30, 2014, there were no significant changes from the discussion in our Annual Report on Form 10-K to our critical accounting policies and estimates. Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013, provides a more complete discussion of our critical accounting policies and estimates.

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

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2014, net loss was $15.8 million and $57.2 million, or $0.15 and $0.55 net loss per share, respectively, as compared to a net loss of $48.2 million and $157.3 million, or $0.48 and $1.56 net loss per share, respectively, for the same periods in 2013. The decrease in net loss in the three and nine months ended September 30, 2014, as compared to same periods in 2013, was primarily attributable to higher total net revenue and lower selling and marketing expenses related to Qsymia, plus lower spending across other functional areas as a result of a cost reduction plan implemented in the fourth quarter of 2013 and reduced share-based compensation expense.

We may have continued losses in future periods, depending on our success in commercializing Qsymia, our partners’ commercial success with STENDRA or SPEDRA, and the timing of our research and development expenditures, primarily related to the post-marketing study requirements for our approved drugs.

Continuing operations

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in thousands, except for percentages)	2014	2013	2014 vs. 2013 Increase/ (Decrease)	2014	2013	2014 vs. 2013 Increase/ (Decrease)

Revenue:
Net product revenue	$12,454	$6,379	95%	$32,575	$16,025	103%
License and milestone revenue	15,070	21,000	(28)%	38,614	21,000	84%
Supply revenue	5,300	—	—	18,336	—	—
Royalty revenue	1,053	—	—	2,924	—	—
Total revenue	$33,877	$27,379	24%	$92,449	$37,025	150%

Net product revenue

We recognize net product revenue from sales of Qsymia based on prescription sell-through to patients by the certified retail pharmacies and home delivery pharmacy services networks as we do not have sufficient historical information to reliably estimate returns.

Net product revenue from sales of Qsymia increased by $6.1 million and $16.5 million in the three and nine months ended September 30, 2014, respectively, compared to the corresponding periods of 2013.  The increases were primarily attributable to continued growth in Qsymia prescriptions, which we began distributing to certified home delivery pharmacies in our network in September 2012, and the product became available in certified retail pharmacies in July 2013. In the three and nine months ended September 30, 2014, approximately 140,000 and 398,000 Qsymia prescriptions were dispensed, respectively, compared to 109,000 and 249,000 in the same periods in 2013, respectively.

In the three and nine months ended September 30, 2014, approximately 63% and 59%, respectively, of our total prescriptions included either a free good or discount offer, with approximately 29,000 and 84,000, respectively, of those prescriptions dispensed as free goods. In comparison, in the three and nine months ended September 30, 2013, approximately 56% and 49%, respectively, of our total prescriptions included either a free good or discount offer, with approximately 28,000 and 73,000 respectively, of those prescriptions dispensed as free goods.

As of September 30, 2014, we recorded deferred revenue related to sales of Qsymia of $16.3 million, which represents Qsymia product shipped to wholesalers, certified retail pharmacies and certified home delivery pharmacy services networks, but not yet dispensed to patients through prescriptions, net of prompt-payment discounts.

License and milestone revenue

In the second half of 2013, we entered into separate license and commercialization agreements and commercial supply agreements with the Menarini Group, through its subsidiary Berlin-Chemie AG, or Menarini, Auxilium Pharmaceuticals, Inc., or Auxilium, and Sanofi and its affiliate, or Sanofi, to commercialize and promote STENDRA or SPEDRA in their respective territories. Menarini’s territory is comprised of over 40 European countries, including the EU, plus Australia and New Zealand. Auxilium’s territory is comprised of the United States and Canada and their respective territories. Sanofi’s territory is comprised of Africa, the Middle East, Turkey and Eurasia.

While license and milestone revenue decreased by $6.0 million in the three months ended September 30, 2014, compared with the same period in 2013, we experienced an increase of $17.6 million in the nine months ended September 30, 2014, compared with the same period in 2013.  The fluctuations in both periods were largely attributable to the timing of achievement of certain revenue recognition milestones.  In the three months ended September 30, 2014, we recognized $15.1 million in license and milestone revenue primarily attributable to milestone revenue related to the approval of the Time of Onset Claim in the U.S. compared with the same period in 2013, in which the license and milestone revenue consisted primarily of the license fee from the arrangement with Menarini. The increase in license and milestone revenue in the nine months ended September 30, 2014, compared with the same period in 2013, was primarily driven by product launches in certain EU countries and approval of the Time of Onset Claim in the U.S.

Supply revenue

Supply revenue was $5.3 million and $18.3 million for the three and nine months ended September 30, 2014, respectively, primarily attributable to STENDRA or SPEDRA delivered under the various commercial supply agreements we entered into during the second half of 2013.  We did not record supply revenue in the three and nine months ended September 30, 2013, as there were no shipments of STENDRA or SPEDRA in those periods.

Royalty revenue

Royalty revenue was $1.1 million and $2.9 million for the three and nine months ended September 30, 2014, respectively, primarily attributable to agreements with Menarini and Auxilium that we entered into during the second half of 2013, for which we earn royalties based upon a certain percentage of net sales reported by commercialization partners. We did not record royalty revenue in the first nine months of 2013, as Auxilium launched STENDRA in its territory in the fourth quarter of 2013, and Menarini launched SPEDRA in its territory in the first quarter of 2014.

Cost of goods sold

Total cost of goods sold increased by $6.5 million and $22.1 million in the three and nine months ended September 30, 2014, respectively, compared with the corresponding periods in 2013.

Cost of goods sold for Qsymia dispensed to patients includes the inventory costs of active pharmaceutical ingredients, or APIs, third-party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Cost of goods sold related to Qsymia shipments during the three and nine months ended September 30, 2014 were $2.1 million and $5.3 million, respectively compared with $0.7 million and $1.7 million, respectively, in the same periods in 2013.  This increase was primarily due to increased shipments of Qsymia.

Cost of goods sold for STENDRA or SPEDRA shipped to Menarini and Auxilium includes the inventory costs of purchased tablets, freight, shipping, handling and overhead costs. Cost of goods sold for STENDRA during the three and nine months ended September 30, 2014 were $5.2 million and $18.5 million, respectively. We did not have shipments of STENDRA or SPEDRA in the three or nine months ended September 30, 2013.

The cost of goods sold related to deferred revenue on Qsymia and STENDRA product shipments is recorded as deferred costs, which are included in inventories in the condensed consolidated balance sheets, until such time as the deferred revenue is recognized.

Research and development expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Drug Indication/Description	2014	2013	2014 vs. 2013 Increase/ (Decrease)	2014	2013	2014 vs. 2013 Increase/ (Decrease)
	(in thousands, except for percentages)

Qsymia for obesity	$630	$4,225	(85)%	$3,743	$7,435	(50)%
STENDRA for ED	299	1,932	(85)%	1,922	8,159	(76)%
Other projects	—	18	(100)%	30	313	(90)%
Share-based compensation	337	363	(7)%	924	2,217	(58)%
Overhead costs*	1,308	1,867	(30)%	4,464	6,559	(32)%
Total research and development expense	$2,574	$8,405	(69)%	$11,083	$24,683	(55)%

*            Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

Total research and development expense decreased by $5.8 million, or 69%, and by $13.6 million, or 55%, in the three and nine months ended September 30, 2014, respectively, compared with the corresponding periods in 2013, primarily due to the completion of various product studies, including the STENDRA 15-minute and spermatogenesis studies. Other factors that favorably impacted research and development expenses include (i) a decrease due to the timing of Qsymia study activities, known as the AQCLAIM study, and (ii) decreases in employee costs (including share-based compensation expense), external staffing and consulting fees, other project costs and overhead costs, all of which were attributable to a cost reduction plan.

We estimate the AQCLAIM study will cost between $180.0 and $220.0 million and the study could take as long as five to six years to complete. We submitted a request for Scientific Advice to the EMA regarding use of a pre-specified interim analysis from AQCLAIM to support the resubmission of an application for a marketing authorization for Qsiva for obesity in accordance with the EU centralized marketing authorization procedure. We received feedback earlier this year from European Union regulatory officials regarding the AQCLAIM CVOT protocol, and we have recently received feedback from the FDA regarding the amended protocol.  As a part of addressing the FDA comments, we are working to ensure that the planned interim analysis will not jeopardize the overall integrity of the study and will support other objectives in both the EU and U.S.

There will be additional research and development expenses for post-approval studies related to STENDRA and Qsymia. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies.

Selling, general and administrative expense

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2014	2013	2014 vs. 2013 Increase/ (Decrease)	2014	2013	2014 vs. 2013 Increase/ (Decrease)
	(in thousands, except for percentages)

Selling and marketing	$18,447	$22,593	(18)%	$54,555	$72,438	(25)%
General and administrative	9,381	15,574	(40)%	30,148	49,228	(39)%
Total selling, general and administrative expense	$27,828	$38,167	(27)%	$84,703	$121,666	(30)%

Selling and marketing expenses decreased by $4.1 million, or 18%, and by $17.9 million, or 25%, in the three and nine months ended September 30, 2014, respectively, compared with the corresponding periods in 2013. This decrease was primarily due to lower selling and marketing activities for Qsymia, as a result of our more targeted and focused spending on marketing and promotional activities in 2014.

General and administrative expenses decreased by $6.2 million, or 40%, and by $19.1 million, or 39%, in the three and nine months ended September 30, 2014, respectively, compared with the corresponding periods in 2013, primarily due to factors attributable to our cost-cutting initiatives, including reduction in headcount and other employee costs (including share-based compensation expense), lower spending on professional fees, grant costs for continuing medical education programs and other corporate activities.

Inventory impairment and other non-recurring charges

Inventory impairment and other non-recurring charges were $4.1 million and $6.2 million in the three and nine months ended September 30, 2014, respectively, compared with $20.7 million and $34.9 million for the three and nine months ended September 30, 2013.

In the third quarter of 2014, we incurred non-recurring charges of approximately $1.9 million related to a patent settlement with Janssen Pharmaceuticals, Inc., or Janssen, pursuant to which we paid $5.0 million in connection with the transfer and assignment of certain patents related to Qsymia from Janssen. Of the $5.0 million, approximately $1.9 million was recognized as a non-recurring expense in the condensed consolidated statements of operations as it related to a legal settlement during the quarter ended September 30, 2014. The remaining balance of approximately $3.1 million is recorded as an intangible asset and being amortized as cost of goods sold over the period in which we expect to benefit from the patents through their expiration dates. Of the $3.1 million, $0.1 million was recorded in cost of goods sold during the three months ended September 30, 2014, and the remaining $3.0 million is included in non-current assets on the condensed consolidated balance sheet and will be amortized over an estimated period of approximately 5.5 years.

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories, which are valued using a weighted average cost method calculated for each production batch. We periodically evaluate the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation, in both the three and nine months ended September 30, 2014, we recorded a charge of $2.2 million for finished goods and certain non-API raw materials on hand in excess of demand. During the three months ended September 30, 2013, there was no inventory impairment charge.  During nine months ended September 30, 2013, the Company recorded a charge of $10.2 million, for inventories on hand in excess of demand. We will continue to periodically evaluate our inventories and we may incur additional inventory write-downs in future periods if actual events differ materially from our current assumptions.

In the fourth quarter of 2013, we announced a cost reduction plan, which resulted in a 17% reduction in our workforce and incurred certain expenses associated with the exit of certain operating leases. Most of the costs associated with these events were recognized in the fourth quarter of 2013.  In the three months ended September 30, 2014, there were no severance charges, however, during the nine months ended September 30, 2014, we incurred charges of $2.1 million related to employee severance. At September 30, 2014, we had remaining liabilities of $5.1 million related to this cost reduction plan, which we expect to pay through 2020.

Total interest expense and other expense, net

                Total interest expense and other expense, net was $8.1 million and $24.5 million in the three and nine months ended September 30, 2014, respectively, compared with $7.7 million and $11.8 million in the corresponding periods in 2013.  The increase in interest expense and other expense, net, particularly in the nine months ended September 30, 2014, compared with the same period in 2013, was primarily due to the timing of the issuance of the Convertible Senior Notes of $250.0 million which closed in May 2013 and the Senior Secured Notes of $50.0 million which closed in March 2013.  Other expense and income were not significant.

Provision for (benefit from) income taxes

For the three and nine months ended September 30, 2014, we recorded a tax benefit of $222,000 and $660,000, respectively. For the three and nine months ended September 30, 2013, we recorded provisions for income taxes of $33,000 and $46,000, respectively.  The tax benefit for the three months ended September 30, 2014 primarily relates to tax liabilities in certain states, offset by a reduction to our unrecognized tax benefits as a result of the California Franchise Tax Board audit that was favorably settled.

The tax benefit for the nine months ended September 30, 2014 primarily relates to tax liabilities in certain states, offset by a tax refund received from the State of New Jersey as a result of a settlement of an audit and acceptance of a refund claim for the tax year ended December 31, 2007 and a reduction of our unrecognized tax benefits as a result of the California Franchise Tax Board audit that was favorably settled. The tax provision for the three and nine months ended September 30, 2013 related to state tax liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities

At September 30, 2014, we had $83.2 million in cash and cash equivalents and $223.7 million in available-for-sale securities. We invest our excess cash balances in money market and U.S. government securities, in accordance with our investment policy. At September 30, 2014, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds. Our investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

As of September 30, 2014, accounts receivable, net of allowance for cash discount, was $27.1 million, as compared to $12.2 million at December 31, 2013. The increase in accounts receivable is primarily due to milestone revenue of $15.0 million related to STENDRA as a result of the FDA approval of a Time of Onset Claim in the U.S. for the product in the Auxilium territory. The payment was received in full in October 2014.

Liabilities.  Total liabilities were $285.9 million at September 30, 2014, which is $7.4 million higher than at December 31, 2013 due primarily to timing differences of certain operational activities.

Cash Flows

	Nine Months Ended
	September 30,
	2014	2013
	(in thousands)
Cash provided by (used for):
Operating activities from continuing operations	$(31,962)	$(121,212)
Investing activities	9,881	(52,318)
Financing activities	1,982	258,046

Operating Activities.  Cash used in operating activities decreased by $89.2 million during the nine months ended September 30, 2014, compared with the same period in 2013. The decrease was primarily due to higher net product revenue from sales of Qsymia and license and milestone revenue from the license and commercialization agreements for STENDRA or SPEDRA, and lower operating expenses, primarily attributable to a cost reduction plan initiated in the fourth quarter of 2013, conclusion of various clinical studies, and a more targeted and focused spending on marketing and promotional activities.  These factors were partially offset by changes in assets and liabilities in the nine months ended September 30, 2014, compared with the same period in 2013.

Investing Activities .  Cash provided by investing activities increased by $62.2 million, compared with the same period in 2013, primarily due to a decrease of $42.5 million in cash used in the purchases of available-for-sales securities, combined with an increase of $20.0 million in proceeds from maturity of available-for-sales securities, which are attributable to the timing of investment purchases and the maturity of investment securities.

Financing Activities. Cash provided by financing activities decreased by $256.1 million in the nine months ended September 30, 2014, compared with the same period in 2013. Cash provided by financing activities in the first three quarters of 2013 included $255.5 million in net proceeds from the issuance of the Convertible Senior Notes and Senior Secured Notes.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, shareholder suits and tax matters, as such, we are unable to estimate the potential exposure related to these indemnification matters. We did not record any liabilities related to these matters as of September 30, 2014.

Contractual Obligations

During the nine months ended September 30, 2014, there were no material changes to our contractual obligations, other than the fulfillment of existing obligations in the ordinary course of business, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest Rate Risk

Our cash, cash equivalents and available-for-sale securities as of September 30, 2014 consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at September 30, 2014 by approximately $1.1 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Related Class Action and Shareholder Derivative Lawsuits

The Company, a current officer and a former officer were defendants in a putative class action captioned Kovtun v. VIVUS, Inc., et al., Case No. 4:10-CV-04957-PJH, in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleged violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company’s clinical trials and New Drug Application, or NDA, for Qsymia as a treatment for obesity. The Court granted defendants’ motions to dismiss both plaintiff’s Amended Class Action Complaint and Second Amended Class Action Complaint; by order dated September 27, 2012, the latter dismissal was with prejudice and final judgment was entered for defendants the same day. On October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Briefing of the appeal is complete, and the Court of Appeals has set oral argument for January 16, 2015.

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

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors.  In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes.    Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief.  On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal.  With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263.  The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on facts substantially similar to those alleged in their state court action.  On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action.  In the federal action, the parties have filed a briefing stipulation providing for briefing on the Company’s and the other defendants’ anticipated motion to dismiss in November 2014-January 2015, with a court hearing on the motion thereafter.   The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to payment of our self-insured retention and the policies’ terms and conditions.

The Company and its directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

Qsymia ANDA Litigation

On May 7, 2014, the Company received a Paragraph IV certification notice from Actavis Laboratories FL indicating that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Qsymia and contending that all six patents listed for Qsymia in the FDA Orange Book (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299 (collectively “patents-in-suit”)) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Qsymia as described in their ANDA. On June 12, 2014, the Company filed a lawsuit in the U.S District Court for the District of New Jersey against Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis. The lawsuit (Case No. 14-3786 (FSH)(MAH)) was filed on the basis that Actavis’ submission of their ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of Qsymia prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Actavis, FDA approval of Actavis’ ANDA will be stayed until the earlier of (i) November 7, 2016, which is 30 months from the Company’s May 7, 2014 receipt of Actavis’ Paragraph IV certification notice or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.  The Company intends to vigorously enforce its intellectual property rights relating to Qsymia, but the Company cannot predict the outcome of this matter.

Janssen Litigation

On August 22, 2014, the Company was named as a defendant in a complaint filed by Janssen Pharmaceuticals, Inc., or Janssen, in the United States District Court of Delaware. In the complaint, the plaintiff alleged that the Company was infringing U.S. Patent No. 6,071,537, or the’537 patent, by selling Qsymia.   The plaintiff sought a permanent injunction enjoining the Company from further infringement and unspecified monetary damages. On August 24, 2014, the Company entered into a Patent Assignment Agreement with Janssen that included assignment of the ‘537 patent to the Company. As a result, Janssen voluntarily dismissed the lawsuit on August 24, 2014.

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

In July 2013, we announced changes to our Board and management. In September and November 2013, and January 2014, we announced further changes to our management team. In November 2013, we announced a reduction in force of approximately 17%, the decision of our Chief Financial Officer to exercise his right to terminate his employment for Good Reason (as defined in his Amended and Restated Change of Control and Severance Agreement with the Company, effective as of July 1, 2013), and the appointment of our Corporate Controller as the Company’s interim Chief Financial Officer. In January 2014, we announced that our Chief Executive Officer was assuming the duties and responsibilities of the Company’s Chief Commercial Officer. The implementation of these changes, including the recent appointment of a new Chief Executive Officer and interim Chief Financial Officer, the changes to our Board, the resignation of our President, the decision of our Chief Financial Officer to exercise his right to terminate his employment for Good Reason, the assumption of the Chief Commercial Officer’s duties and responsibilities by our Chief Executive Officer, and the potential for additional changes to our management, organizational structure and strategic business plan, may cause speculation and uncertainty regarding our future business strategy and direction. These changes may cause or result in:

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

In November 2013, we announced a cost reduction plan to eliminate expenses that are not essential to expanding the use of Qsymia. The plan reduced our workforce by approximately 20 employees, not including our sales force. We substantially completed this cost reduction plan by December 31, 2013, and incurred pre-tax non-recurring charges of $8.0 million in the fourth quarter of 2013, including approximately $5.7 million in employee termination costs, $1.3 million in non-cash share-based compensation expense related to the automatic acceleration of vesting of unvested stock options held by the terminated employees, and $1.0 million in facilities and other lease exit costs. In the first three quarters of 2014, we incurred an additional $2.1 million in non-recurring charges relating to our cost reduction plan. We may not fully realize the anticipated benefits from this cost reduction plan.

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

We have significant inventories on hand and, in the nine months ended September 30, 2014 and year ended December 31, 2013, we recorded inventory impairment and commitment fees totaling $2.2 million and $10.2 million, respectively,  primarily to write off excess inventory related to Qsymia.

We maintain significant inventories and evaluate these inventories on a periodic basis for potential excess and obsolescence. During the nine months ended September 30, 2014 and year ended December 31, 2013, we recognized total charges of $2.2 million and $10.2 million, respectively, for Qsymia inventories on hand in excess of demand, plus a purchase commitment fee. The inventory impairment charges were based on our analysis of current Qsymia inventory on hand and remaining shelf life, in relation to our projected demand for the product. The current FDA-approved commercial product shelf life for Qsymia is 36 months. STENDRA is approved in the U.S. and SPEDRA in the EU for 48 and 30 months commercial product shelf life, respectively.

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

Qsymia for the treatment of chronic weight management competes with several approved anti-obesity drugs including, Belviq® (lorcaserin), Arena Pharmaceutical’s approved anti-obesity compound marketed by Eisai Inc., Eisai Co., Ltd.’s U.S. subsidiary; Xenical® (orlistat), marketed by Roche; alli®, the over-the-counter version of orlistat, marketed by GlaxoSmithKline; Suprenza™, an orally disintegrating tablet (phentermine hydrochloride), marketed by Akrimax Pharmaceuticals, LCL; and Contrave®, Orexigen Therapeutics, Inc.’s recently approved anti-obesity compound marketed by Takeda Pharmaceutical Company Limited.

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

At September 30, 2014, we had $83.2 million in cash and cash equivalents and $223.7 million in available-for-sale securities. While at September 30, 2014, our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. Although the U.S. Congress was able to resolve the debt ceiling issue in time to avoid default, the major credit rating agencies have expressed their ongoing concern about the high levels of debt that the U.S. government has taken on. Standard & Poor’s announced that it had revised its outlook on the long-term credit rating of the U.S. to negative, which could affect the trading market for U.S. government securities. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities as of September 30, 2014. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

Our involvement in securities-related class action and shareholder litigation could divert our resources and management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs, the review of marketing applications by regulatory authorities and the commercial launch of newly approved drugs. We are a defendant in federal and consolidated state shareholder derivative lawsuits. These securities-related class action lawsuits generally allege that we and our officers misled the investing public regarding the safety and efficacy of Qsymia and the prospects for the FDA’s approval of the Qsymia NDA as a treatment for obesity. Securities-related class action litigation often is expensive and diverts management’s attention and our financial resources, which could adversely affect our business. For example, despite the granting of the prior two motions to dismiss by the U.S. District Court for the Northern District of California in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. 4:10-CV-04957-PJH, on October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Briefing of the appeal is complete, and the Court of Appeals has set oral argument for January 16, 2015.

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

Furthermore, on March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors.  In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes.    Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief.  On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal.  With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263.  The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on facts substantially similar to those alleged in their state court action.  On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action.  In the federal action, the parties have filed a briefing stipulation providing for briefing on the Company’s and the other defendants’ anticipated motion to dismiss in November 2014-January 2015, with a court hearing on the motion thereafter.   The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to payment of our self-insured retention and the policies’ terms and conditions.

The Company and its directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

We have an accumulated deficit of $717.8 million as of September 30, 2014, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $717.8 million for the period from our inception through September 30, 2014, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following documents are filed as Exhibits to this report:

EXHIBIT NUMBER	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
3.3(3)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.
3.4(4)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.
3.5(5)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.
3.6(6)	Amendment No. 4 to the Amended and Restated Bylaws of the Registrant.
3.7(7)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4.1(8)	Specimen Common Stock Certificate of the Registrant.
4.2(9)	Preferred Stock Rights Agreement dated as of March 27, 2007, between the Registrant and Computershare Investor Services, LLC.
4.3(10)	Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.
4.4(11)	Form of 4.50% Convertible Senior Note due May 1, 2020.
10.1††	Patent Assignment Agreement, dated August 24, 2014, by and between the Registrant and Janssen Pharmaceuticals, Inc.
10.2(12)*	Form of Indemnification Agreement by and among the Registrant and the Directors of the Registrant.
31.1	Certification of Chief Executive Officer, dated November 5, 2014, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer, dated November 5, 2014, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

††

Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 28, 1997.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on April 20, 2012.
(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed with the Commission on May 8, 2013.
(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed with the Commission on May 8, 2013.
(5)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2013.
(6)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 24, 2013.
(7)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.
(8)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, filed with the Commission on April 16, 1997.
(9)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.
(10)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2013.
(11)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2013.
(12)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on August 12, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2014	VIVUS, Inc.

/s/ SVAI S. SANFORD
Svai S. Sanford
Chief Financial Officer and Chief Accounting Officer

/s/ SETH H. Z. FISCHER
Seth H. Z. Fischer
Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(2)	Amended and Restated Bylaws of the Registrant.
3.3(3)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.
3.4(4)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.
3.5(5)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.
3.6(6)	Amendment No. 4 to the Amended and Restated Bylaws of the Registrant.
3.7(7)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.
4.1(8)	Specimen Common Stock Certificate of the Registrant.
4.2(9)	Preferred Stock Rights Agreement dated as of March 27, 2007, between the Registrant and Computershare Investor Services, LLC.
4.3(10)	Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.
4.4(11)	Form of 4.50% Convertible Senior Note due May 1, 2020.
10.1††	Patent Assignment Agreement, dated August 24, 2014, by and between the Registrant and Janssen Pharmaceuticals, Inc.
10.2(12)*	Form of Indemnification Agreement by and among the Registrant and the Directors of the Registrant.
31.1	Certification of Chief Executive Officer, dated November 5, 2014, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer, dated November 5, 2014, pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

††

Confidential portions of this exhibit have been redacted and filed separately with the Commission pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*	Indicates management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the Commission on March 28, 1997.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on April 20, 2012.
(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed with the Commission on May 8, 2013.
(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed with the Commission on May 8, 2013.
(5)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 13, 2013.
(6)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on July 24, 2013.
(7)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.
(8)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, filed with the Commission on April 16, 1997.
(9)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 28, 2007.
(10)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2013.
(11)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on May 21, 2013.
(12)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the Commission on August 12, 2014.