Form 10-K
period 2014-12-31
VIVUS INC
filed 2015-02-25
CIK 881524

Use these links to rapidly review the document

VIVUS, INC.
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2014, totaled approximately $480,182,711 based on the closing stock price as reported by the NASDAQ Global Market.

          As of February 17, 2015, there were 103,882,089 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K part

Portions of the Registrant's notice of annual meeting of stockholders and proxy statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of December 31, 2014, are incorporated by reference into Part III of this report.

III, ITEMS 10, 11, 12, 13, 14

VIVUS, INC.
FISCAL 2014 FORM 10-K
INDEX

PART I
FORWARD-LOOKING STATEMENTS

        This Form 10-K contains "forward-looking" statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as "may," "believe," "expect," "forecast," "intend," "anticipate," "predict," "should," "planned," "likely," "opportunity," "estimated," and "potential," the negative use of these words or other similar words. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our limited commercial experience with Qsymia® in the United States, or U.S.; (2) the timing of initiation and completion of the post-approval clinical studies required as part of the approval of Qsymia by the U.S. Food and Drug Administration, or FDA; (3) the response from the FDA to the data that we will submit relating to post-approval clinical studies; (4) the impact of the indicated uses and contraindications contained in the Qsymia label and the Risk Evaluation and Mitigation Strategy requirements; (5) our ability to continue to certify and add to the Qsymia retail pharmacy network and sell Qsymia through this network; (6) whether the Qsymia retail pharmacy network will simplify and reduce the prescribing burden for physicians, improve access and reduce waiting times for patients seeking to initiate therapy with Qsymia; (7) that we may be required to provide further analysis of previously submitted clinical trial data; (8) our ongoing dialog with the European Medicines Agency, or EMA, relating to our cardiovascular outcomes trial, or CVOT, and the resubmission of an application for the grant of a marketing authorization to the EMA, the timing of such resubmission, if any, the results of the CVOT, assessment by the EMA of the application for marketing authorization, and their agreement with the data from the CVOT; (9) our ability to successfully seek approval for Qsymia in other territories outside the U.S. and European Union, or EU; (10) whether healthcare providers, payors and public policy makers will recognize the significance of the American Medical Association officially recognizing obesity as a disease, or the new American Association of Clinical Endocrinologists guidelines; (11) our ability to successfully commercialize Qsymia including risks and uncertainties related to expansion to retail distribution, the broadening of payor reimbursement, the expansion of Qsymia's primary care presence, and the outcomes of our discussions with pharmaceutical companies and our strategic and franchise-specific pathways for Qsymia; (12) our ability to focus our promotional efforts on health-care providers and on patient education that, along with increased access to Qsymia and ongoing improvements in reimbursement, will result in the accelerated adoption of Qsymia; (13) our ability to eliminate expenses that are not essential to expanding the use of Qsymia and fully realize the anticipated benefits from a cost reduction plan, including the timing thereof; (14) the impact of lower annual net cost savings than currently expected; (15) the impact of a cost reduction plan on our business and unanticipated charges not currently contemplated that may occur as a result of a cost reduction plan; (16) our ability to ensure that the entire supply chain for Qsymia efficiently and consistently delivers Qsymia to our customers; (17) risks and uncertainties related to the timing, strategy, tactics and success of the launches and commercialization of STENDRA® (avanafil) or SPEDRA™ (avanafil) by our sublicensees in the United States, Canada, the EU, Australia, New Zealand, Africa, the Middle East, Turkey, and the Commonwealth of Independent States, including Russia; (18) our ability to successfully complete on acceptable terms, and on a timely basis, avanafil partnering discussions for other territories under our license with Mitsubishi Tanabe Pharma Corporation in which we do not have a commercial collaboration; (19) the timing of the qualification and subsequent approval by regulatory authorities of Sanofi Chimie and Sanofi Winthrop Industrie as a qualified supplier of STENDRA/SPEDRA, Sanofi Chimie's ability to undertake worldwide manufacturing of the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie's ability to undertake worldwide manufacturing of the tablets for avanafil; (20) the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand; (21) our ability to accurately forecast Qsymia demand; (22) our ability to increase Qsymia sales in 2015 through growth in certified retail pharmacies, expansion of reimbursement coverage and the use of a more focused selling message; (23) the number of Qsymia prescriptions dispensed through the mail order system and through certified retail pharmacies; (24) the impact of promotional programs for Qsymia on our net product revenue and net income (loss) in future periods; (25) our history of losses and variable quarterly results; (26) substantial competition; (27) risks related to the failure to protect our intellectual property and litigation in which we are involved or may become involved; (28) uncertainties of government or third-party payor reimbursement; (29) our reliance on sole-source suppliers; (30) our reliance on third parties and our collaborative partners; (31) our failure to continue to develop innovative investigational drug candidates and drugs; (32) risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations; (33) our ability to demonstrate through clinical testing the quality, safety, and efficacy of our investigational drug candidates; (34) the timing of initiation and completion of clinical trials and submissions to foreign authorities; (35) the results of post-marketing studies that are not favorable; (36) compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained; (37) the volatility and liquidity of the financial markets; (38) our liquidity and capital resources; (39) our expected future revenues, operations and expenditures; (40) potential change in our business strategy to enhance long-term stockholder value; (41) the impact, if any, of changes to our Board of Directors, the recent appointment of a new Chief Executive Officer and Chief Financial Officer, the resignation of our former President, the decision of our former Chief Financial Officer to exercise his right to terminate his employment for Good Reason (as defined in his Amended and Restated Change of Control and Severance Agreement with the Company, effective as of July 1, 2013) and the assumption of the Chief Commercial Officer's duties and responsibilities by our Chief Executive Officer; and (42) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, or the Commission, including those set forth in this filing as "Item 1A. Risk Factors."

        When we refer to "we," "our," "us," the "Company" or "VIVUS" in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

Item 1.    Business

Overview

        VIVUS is a biopharmaceutical company with two therapies approved by the FDA: Qsymia® for chronic weight management and STENDRA® for erectile dysfunction, or ED. STENDRA is also approved by the European Commission, or EC, under the trade name, SPEDRA, for the treatment of ED in the EU.

        Qsymia (phentermine and topiramate extended-release) was approved by the FDA in July 2012, as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adult patients with an initial body mass index (BMI) of 30 or greater (obese), or 27 or greater (overweight) in the presence of at least one weight-related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol (dyslipidemia). Qsymia incorporates a proprietary formulation combining low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. In September 2012, Qsymia became available in the U.S. market through a limited number of certified home delivery networks. In July 2013, Qsymia became available in retail pharmacies through approximately 8,000 Walgreens, Costco and Duane Reade pharmacies nationwide. As of the date of this report, Qsymia is available in over 42,000 certified retail pharmacies nationwide, including all of the major pharmacy chains in the country. We intend to continue to certify and add new pharmacies to the

Qsymia retail pharmacy network, including national and regional chains as well as independent pharmacies.

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

        After re-examination of our appeal application, in February 2013, the Committee for Medicinal Products for Human Use, or CHMP, adopted a final opinion that reaffirmed the Committee's earlier negative opinion to refuse the marketing authorization in the EU for the medicinal product QsivaTM (the approved trade name for Qsymia in the EU). In May 2013, the EC issued a decision refusing the grant of marketing authorization for Qsiva in the EU. In September 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. FDA Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, or AQCLAIM, to support the resubmission of an application for a marketing authorization for Qsiva for treatment of obesity in accordance with the EU centralized marketing authorization procedure. We received feedback in 2014 from European Union regulatory officials regarding the AQCLAIM CVOT protocol, and we have recently received feedback from the FDA regarding the amended protocol. As a part of addressing the FDA comments, we are working to ensure that the planned interim analysis will not jeopardize the overall integrity of the study and will support other objectives in both the EU and U.S. We also intend to seek approval for Qsymia in other territories outside the United States and EU. We intend to commercialize Qsymia in territories where we obtain approval through commercial collaboration agreements with third parties.

        STENDRA, or avanafil, is an oral phosphodiesterase type 5, or PDE5, inhibitor that we have licensed from Mitsubishi Tanabe Pharma Corporation, or MTPC. STENDRA was approved by the FDA in April 2012, for the treatment of ED in the United States. In June 2013, the EC adopted the implementing decision granting marketing authorization for SPEDRA (the approved trade name for avanafil in the EU) for the treatment of ED in the EU. In July 2013, we entered into an agreement with the Menarini Group, through its subsidiary Berlin-Chemie AG, or Menarini, under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, plus Australia and New Zealand. Menarini commenced its commercialization launch of the product in the EU in early 2014, and as of the date of this filing, SPEDRA is commercially available in 23 countries within the Menarini territory.

        In October 2013, we entered into an agreement with Auxilium Pharmaceuticals, Inc., or Auxilium, under which Auxilium received an exclusive license to commercialize and promote STENDRA in the United States and Canada. On the same date, we also entered into a supply agreement with Auxilium, whereby VIVUS will supply Auxilium with STENDRA drug product for commercialization. Auxilium began commercializing STENDRA in the U.S. market in December 2013. In January 2015, Auxilium was purchased by Endo International, plc., or Endo.

        In December 2013, we entered into an agreement with Sanofi under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East, Turkey, and the Commonwealth of Independent States, or CIS, including Russia. Sanofi will be responsible for obtaining regulatory approval in its territories. Sanofi intends to market avanafil under the trade name SPEDRA or STENDRA. Effective December 2013, we also entered into a supply agreement, or the Sanofi Supply Agreement, with Sanofi Winthrop Industrie, a wholly owned subsidiary of Sanofi.

        Under the license agreements with Menarini, Auxilium and Sanofi, avanafil is expected to be commercialized in over 100 countries worldwide. In addition, we are currently in discussions with potential collaboration partners to market and sell STENDRA for our other territories in which we do not have a commercial collaboration.

        In September 2014, the FDA approved a supplemental new drug application, or sNDA, for STENDRA. STENDRA is now the only FDA-approved ED medication indicated to be taken as early as approximately 15 minutes before sexual activity. On January 23, 2015, the EC adopted the commission implementing decision amending the marketing authorization for SPEDRA (avanafil). SPEDRA is now the first and only ED medication approved in the EU that is indicated to be taken as needed approximately 15 to 30 minutes before sexual activity.

        Foreign regulatory approvals, including the EC marketing authorization to market Qsiva in the EU, may not be obtained on a timely basis, or at all, and the failure to receive regulatory approvals in a foreign country would prevent us from marketing our products in that market, which could have a material adverse effect on our business, financial condition and results of operations.

        VIVUS was incorporated in California in 1991 and reincorporated in Delaware in 1996. Our corporate headquarters is located at 351 E. Evelyn Avenue, Mountain View, California and our telephone number is (650) 934-5200.

Products and Development Programs

        Our approved drugs and investigational drug candidates are summarized as follows:

Drug	Indication	Status	Commercial rights
Qsymia (phentermine and topiramate extended-release)	Obesity	United States	Worldwide
New Drug Application, or NDA, approved July 2012; First commercial sale September 2012;
Expansion to retail pharmacies July 2013
EU
Marketing Authorization Application, or MAA, denied in 2014.
Qsymia (phentermine and topiramate extended-release)	Obstructive Sleep Apnea	Phase 2 study completed.	Worldwide
Qsymia (phentermine and topiramate extended-release)	Diabetes	Phase 2 study completed.	Worldwide
STENDRA (avanafil)	Erectile dysfunction	United States	Worldwide license from MTPC (excluding certain Asian markets)
NDA approved April 2012
sNDA: Label expansion for 15 minute onset claim approved Sep 2014.
EU
Marketing Authorization, or MA, granted in June 2013.
Label expansion for 15 minute onset claim approved Jan 2015.
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

        Qsymia was approved with a Risk Evaluation and Mitigation Strategy, or REMS, with a goal of informing prescribers and patients of reproductive potential regarding an increased risk of orofacial clefts in infants exposed to Qsymia during the first trimester of pregnancy, the importance of pregnancy prevention for females of reproductive potential receiving Qsymia and the need to discontinue Qsymia immediately if pregnancy occurs. The Qsymia REMS program includes a medication guide, patient brochure, voluntary healthcare provider training, distribution through certified home delivery and retail pharmacies, an implementation system and a time-table for assessments.

        As part of the approval of Qsymia, we are required to conduct post-marketing studies. We will conduct a study, known as AQCLAIM, to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, studies to assess the safety and efficacy of Qsymia for weight management in obese pediatric and adolescent subjects, studies to assess drug utilization and pregnancy exposure, a study to assess renal function, as well as animal and in vitro studies. We began certain studies in 2014. We are finalizing the designs and protocols for the remaining studies at the current time and expect to begin certain of these studies during 2015.

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

        In 2012, there were an estimated 29.1 million children and adults in the U.S., or 9.3% of the population, who have diabetes. While an estimated 21.0 million Americans have been diagnosed with diabetes, unfortunately, another 8.1 million Americans (or over one quarter) are unaware that they have the disease. It is estimated that there are nearly 350 million diabetics worldwide.

        According to the American Diabetes Association, or ADA, an estimated 86 million people have prediabetes and 1.7 million will develop type 2 diabetes each year. Millions more are known to have metabolic syndrome, a cluster of symptoms that includes high blood pressure, large waist size, high levels of fats in the blood, and the body's inability to handle glucose, which collectively increase a person's chances of developing cardiovascular disease. Qsymia is not currently indicated for the treatment of hypertension, type 2 diabetes mellitus, prediabetes, stroke or heart disease.

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

        Patients treated with Qsymia had a reduction in HbA1c of 1.6%, from 8.8% to 7.2%, as compared to 1.1% from 8.5% to 7.4% in the placebo-treated standard of care group (Intent to Treat population Using the Last Observation Carried Forward Method, or ITT LOCF, p=0.0381) at 56 weeks. All patients in the study were actively managed according to the ADA standards of care with respect to diabetes medications and lifestyle modification. For patients treated with placebo, increases in the number and doses of concurrent anti-diabetic medications were required to bring about the observed reduction in HbA1c. By contrast, concurrent anti-diabetic medications were reduced over the course of the trial in patients treated with Qsymia (p<0.05).

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

        Data from the EQUATE trial (OB-301) Phase 3 demonstrated that weight loss with Qsymia stops the progression of type 2 diabetes in obese, non-diabetic patients. The results of DM-230 demonstrated that weight loss with Qsymia can significantly lower blood sugar in type 2 diabetics. Results from both of these studies were presented at the ADA's annual scientific session in June 2009.

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

STENDRA for the treatment of Erectile Dysfunction

        ED affects an estimated 52% of men between the ages of 40 and 70. Prevalence increases with age and can be caused by a variety of factors, including medications (anti-hypertensives, histamine receptor antagonists); lifestyle (tobacco, alcohol use); diseases (diabetes, cardiovascular conditions, prostate cancer); and spinal cord injuries. Left untreated, ED can negatively impact relationships and self-esteem, causing feelings of embarrassment and guilt. About half of men being treated with currently available phosphodiesterase 5, or PDE5, inhibitors are dissatisfied with treatment. The market opportunity for ED medical treatments continues to grow, with worldwide sales of PDE5 inhibitors exceeding $5 billion in 2012.

        Our drug STENDRA (avanafil) is an oral PDE5 inhibitor we have licensed from MTPC. STENDRA was approved in the U.S. by the FDA on April 27, 2012, for the treatment of ED. As part of the approval of STENDRA, we are committed to conduct two post-approval clinical studies. The first is a randomized, double-blind, placebo-controlled, parallel group multicenter clinical trial on the effect of STENDRA on spermatogenesis in healthy adult males and males with mild ED. The other study is a double-blind, randomized, placebo-controlled, single-dose clinical trial to assess the effects of

STENDRA on multiple parameters of vision, including, but not limited to, visual acuity, intraocular pressure, pupillometry, and color vision discrimination in healthy male subjects. These studies are completed.

        On June 19, 2013, we announced clinical study results showing avanafil is effective for sexual activity within 15 minutes in men with ED. In the 440-patient study conducted at 30 sites in the U.S., STENDRA patients achieved statistically significant improvement versus placebo in the mean proportion of attempts that resulted in erections sufficient for successful intercourse as early as 10 minutes for the 200-mg dose and 12 minutes for the 100-mg dose following administration. On September 18, 2014, the FDA approved an sNDA for STENDRA®. STENDRA is now the only FDA-approved ED medication indicated to be taken as early as approximately 15 minutes before sexual activity. On January 23, 2015, the EC adopted the commission implementing decision amending the marketing authorization for SPEDRA (avanafil). SPEDRA is now the first and only ED medication approved in the EU that is indicated to be taken as needed approximately 15 to 30 minutes before sexual activity.

        We have granted an exclusive license to Menarini to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, plus Australia and New Zealand. In addition, we have granted an exclusive license to Auxilium to market STENDRA in the United States and Canada. Auxilium was purchased by Endo in January 2015. We have also granted an exclusive license to Sanofi to commercialize avanafil in Africa, the Middle East, Turkey, and the CIS, including Russia. We are currently in discussions with potential partners to commercialize STENDRA in other territories under our license with MTPC in which we do not currently have a commercial collaboration.

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

        Once approved, products are subject to continuing regulation by the FDA. The FDA may withdraw the product approval if compliance with post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. In addition, the FDA may require post-marketing studies or trials, referred to as PMR studies, to monitor the effect of an approved product, and may limit further marketing of the product based on the results of these post-market studies. The FDA has required us to perform PMR studies for both of our approved products, Qsymia and STENDRA. The FDA has broad post-market regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, or withdraw approvals. Additionally, the Food and Drug Amendment Act of 2007 requires all clinical trials we conduct for our investigational drug candidates, both before and after approval, and the results of those trials when available, to be included in a clinical trials registry database that is available and accessible to the public via the Internet. Our failure to properly participate in the clinical trial database registry may subject us to significant civil penalties.

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

        Companies that manufacture or distribute drug products or that hold approved NDAs must comply with other regulatory requirements, including submitting annual reports, reporting information about adverse drug experiences, and maintaining certain records. In addition, we are subject to various laws and regulations regarding the use and disposal of hazardous or potentially hazardous substances in connection with our manufacture and research. In each of these areas, as noted above, the government has broad regulatory and enforcement powers, including the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect upon us.

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

        In addition to regulations in the U.S., we are subject to a variety of foreign regulations governing clinical trials, commercial sales, and distribution of our investigational drug candidates. We must obtain separate approvals by the comparable regulatory authorities of foreign countries before we can commence marketing of the product in those countries. For example, in the EU, the conduct of clinical trials is governed by Directive 2001/20/EC which imposes obligations and procedures that are similar to those provided in applicable US laws. The European Union Good Clinical Practice rules, or GCP, and

EU Good Laboratory Practice, or GLP, obligations must also be respected during conduct of the trials. Clinical trials must be approved by the competent authorities and the competent Ethics Committees in the EU Member States in which the clinical trials take place. A clinical trial application, or CTA, must be submitted to each EU Member State's national health authority. Moreover, an application for a positive opinion must be submitted to the competent Ethics Committee prior to commencement of clinical trials of a medicinal product. The competent authorities of the EU Member States in which the clinical trial is conducted must authorize the conduct of the trial and the competent Ethics Committees must grant their positive opinion prior to commencement of a clinical trial in an EU Member State. The approval process varies from country to country, and the time may be longer or shorter than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

        To obtain marketing approval of a medicinal product in the EU, we would be required to submit marketing authorization applications based on the ICH Common Technical Document to the competent authorities, and must demonstrate the quality, safety and efficacy of our medicinal products. This would require us to conduct human clinical trials to generate the necessary clinical data. Moreover, we would be required to demonstrate in our application that studies have been conducted with the medicinal product in the pediatric population as provided by a Pediatric Investigation Plan, or PIP, approved by the Pediatric Committee of the EMA. Alternatively, confirmation that we have been granted a waiver or deferral from the conduct of these studies must be provided.

        Medicinal products are authorized in the EU in one of two ways, either by the competent authorities of the EU Member States through the decentralized procedure or mutual recognition procedure, or through the centralized procedure by the European Commission following a positive opinion by the EMA. The authorization process is essentially the same irrespective of which route is used.

        The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU Member States. The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. It is optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation may be granted by the CHMP in exceptional cases. These are defined as circumstances in which a medicinal product is expected to be of a "major public health interest." Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as heavy disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.

        The decentralized procedure provides for approval by one or more other ("concerned") EU Member States of an assessment of an application for marketing authorization conducted by one EU Member State, known as the reference EU Member State. In accordance with this procedure, an applicant submits an application for marketing authorization to the reference EU Member State and the concerned EU Member States. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States who, within 90 days of receipt must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States. In accordance with the mutual recognition procedure, the sponsor applies for national marketing authorization in one EU Member State. Upon receipt of this authorization the sponsor can then seek the recognition of this authorization by other EU Member States. Authorization in accordance with either of these procedures will result in authorization of the medicinal product only in the reference EU Member State and in the other concerned EU Member States.

        Innovative medicinal products authorized in the EU on the basis of a full marketing authorization application (as opposed to an application for marketing authorization that relies on data available in the marketing authorization dossier for another, previously approved, medicinal product) are entitled to eight years' data exclusivity. During this period, applicants for authorization of generics or biosimilars of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to ten years' market exclusivity. During this ten year period no generic or biosimilar of this medicinal product can be placed on the EU market. The ten-year period of market exclusivity can be extended to a maximum of 11 years if, during the first eight years of those ten years, the Marketing Authorization Holder for the innovative product obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

        Similarly to the U.S., marketing authorization holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA and/or the competent authorities of the EU Member States. This oversight applies both before and after grant of manufacturing and marketing authorizations. It includes control of compliance with EU GMP rules and pharmacovigilance rules. We cannot guarantee that we would be able to comply with the post-marketing obligations imposed as part of the marketing authorization for SPEDRA. Failure to comply with these requirements may lead to the suspension, variation or withdrawal of the marketing authorization for SPEDRA in the EU.

        In the EU, the advertising and promotion of our products will also be subject to EU Member States' laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, as well as other EU Member State legislation that may apply to the advertising and promotion of medicinal products. These laws require that promotional materials and advertising in relation to medicinal products comply with the product's Summary of Product Characteristics, or SmPC, as approved by the competent authorities. The SmPC is the document that provides information to physicians concerning the safe and effective use of the medicinal product. It forms an intrinsic and integral part of the marketing authorization granted for the medicinal product. Promotion of a medicinal product that does not comply with the SmPC is considered to constitute off-label promotion. The off-label promotion of medicinal products is prohibited in the EU. The applicable laws at the EU level and in the individual EU Member States also prohibit the direct-to-consumer advertising of prescription-only medicinal products. Violations of the rules governing the promotion of medicinal products in the EU could be penalized by administrative measures, fines and imprisonment. These laws may further limit or restrict communications concerning the advertising and promotion of our products to the general public and may also impose limitations on our promotional activities with healthcare professionals.

        Failure to comply with the EU Member State laws implementing the Community Code on medicinal products, and EU rules governing the promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices, with the EU Member State laws that apply to the promotion of medicinal products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements can result in enforcement action by the EU Member State authorities, which may include any of the following: fines, imprisonment, orders forfeiting products or prohibiting or suspending their supply to the market, or requiring the manufacturer to issue public warnings, or to conduct a product recall.

        Interactions between pharmaceutical companies and physicians are also governed by strict laws, regulations, industry self-regulation codes of conduct and physicians' codes of professional conduct in the individual EU Member States. The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is prohibited in the EU. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of the EU Member States. One example is the UK Bribery Act 2010. This Act applies to any company incorporated in or "carrying on business" in the UK, irrespective of where in the world the alleged bribery activity occurs. This Act could have implications for our interactions with physicians in and outside the UK. Violation of these laws could result in substantial fines and imprisonment.

        Payments made to physicians in certain EU Member States must be publically disclosed. Moreover, agreements with physicians must often be the subject of prior notification and approval by the physician's employer, his/her competent professional organization, and/or the competent authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct, applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

United States Healthcare Reform

        In March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to in this report as the Affordable Care Act was adopted in the United States. This law substantially changes the way healthcare is financed by both governmental and private insurers, and significantly impacts the pharmaceutical industry. The Affordable Care Act contains a number of provisions that are expected to impact our business and operations. Changes that may affect our business include those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under the health insurance exchanges, expansion of the 340B program, and fraud and abuse and enforcement. These changes will impact existing government healthcare programs and will result in the development of new programs, including Medicare payment for performance initiatives and improvements to the physician quality reporting system and feedback program.

        The Affordable Care Act made significant changes to the Medicaid Drug Rebate program. Effective March 23, 2010, rebate liability expanded from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. With regard to the amount of the rebates owed, the Affordable Care Act increased the minimum Medicaid rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products and from 11% to 13% for non-innovator products; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price. In addition, the Affordable Care Act and subsequent legislation changed the definition of average manufacturer price. In 2012, the Centers for Medicare and Medicaid Services, or CMS, the federal agency that administers Medicare and the Medicaid Drug Rebate program, issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act but has not yet issued final regulations. CMS is currently expected to release the final regulations in 2015. In addition, the Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2015, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

        Additional provisions of the Affordable Care Act, some of which became effective in 2011, may negatively affect our revenues in the future. For example, as part of the Affordable Care Act's provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program, or the donut hole, manufacturers are required to provide a 50% discount on branded prescription drugs dispensed to beneficiaries within this donut hole. We currently do not anticipate coverage under Medicare Part D for our drugs, but this could change in the future.

        The Affordable Care Act also expanded the Public Health Service's 340B drug pricing discount program. The 340B pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs. The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Affordable Care Act. The Affordable Care Act also obligates the Secretary of the Department of Health and Human Services to create regulations and processes to improve the integrity of the 340B program and to ensure the agreement that manufacturers must sign to participate in the 340B program obligates a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration, the agency that administers the 340B program, is expected to issue proposed regulations and guidance in 2015 that will address many aspects of the 340B program. When such regulations and guidance are finalized, they could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

Pharmaceutical Pricing and Reimbursement

        In both U.S. and foreign markets, our ability to commercialize our products successfully, and to attract commercialization partners for our products, depend in significant part on the availability of adequate financial coverage and reimbursement from third-party payors, including, in the United States, governmental payors such as the Medicare and Medicaid programs, managed care organizations, and private health insurers. Third-party payors decide which drugs they will pay for and establish reimbursement and co-pay levels. Third-party payors are increasingly challenging the prices charged for medicines and examining their cost-effectiveness, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Even with studies, our products may be considered less safe, less effective or less cost-effective than existing products, and third-party payors may not provide coverage and reimbursement for our product candidates, in whole or in part.

        Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could impact our ability to sell our products profitably. We anticipate that the United States Congress, state legislatures and the private sector will continue to consider and may adopt healthcare policies intended to curb rising healthcare costs. These cost-containment measures include: controls on government funded reimbursement for drugs; new or increased requirements to pay prescription drug rebates to government healthcare programs; controls on healthcare providers; challenges to the pricing of drugs or limits or prohibitions on reimbursement for specific products through other means; requirements to try less expensive products or generics before a more expensive branded product; changes in drug importation laws; expansion of use of managed care systems in which healthcare providers contract to provide comprehensive healthcare for a fixed cost per person; and public funding for cost-effectiveness research, which may be used by government and private third-party payors to make coverage and payment decisions. Further, federal budgetary concerns could result in the implementation of significant federal spending cuts, including cuts in Medicare and other health related spending in the near-term. For example, recent legislative enactments have resulted in Medicare payments being subject to a two percent reduction, referred to as sequestration, until 2024.

        Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and Actual Acquisition Cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. CMS has made draft National Average Drug Acquisition Cost, or NADAC, data, which reflect retail community pharmacy invoice costs, and draft National Average Retail Price, or NARP, data, which reflect retail community pharmacy prices to plans and consumers, publicly available on at least a monthly basis. In July 2013, CMS suspended the publication of draft NARP data, pending funding decisions. In November 2013, CMS moved to publishing final, rather than draft, NADAC data and has since made updated NADAC data publicly available on a weekly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products.

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

        Once an applicant receives marketing authorization in an EU Member State, through any application route, the applicant is then required to engage in pricing discussions and negotiations with a separate pricing authority in that country. The legislators, policymakers and healthcare insurance funds in the EU Member States continue to propose and implement cost-containing measures to keep healthcare costs down, due in part to the attention being paid to healthcare cost-containment and other austerity measures in the EU. Certain of these changes could impose limitations on the prices pharmaceutical companies are able to charge for their products. The amounts of reimbursement available from governmental agencies or third-party payors for these products may increase the tax obligations on pharmaceutical companies such as ours, or may facilitate the introduction of generic competition with respect to our products. Furthermore, an increasing number of EU Member States and other foreign countries use prices for medicinal products established in other countries as "reference prices" to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere. In addition, the ongoing budgetary difficulties faced by a number of EU Member States, including Greece and Spain, have led and may continue to lead to substantial delays in payment and payment partially with government bonds rather than cash for medicinal products, which could negatively impact our revenues and profitability. Moreover, in order to obtain reimbursement of our medicinal products in some countries, including some EU Member States, we may be required to conduct Health Technology Assessments, or HTAs, that compare the cost-effectiveness of our products to other available therapies. There can be no assurance that our medicinal products will obtain favorable reimbursement status in any country.

        In the EU, the sole legal instrument at the EU level governing the pricing and reimbursement of medicinal products is Council Directive 89/105/EEC, or the Price Transparency Directive. The aim of this Directive is to ensure that pricing and reimbursement mechanisms established in the EU Member States are transparent and objective, do not hinder the free movement and trade of medicinal products in the EU and do not hinder, prevent or distort competition on the market. The Price Transparency Directive does not provide any guidance concerning the specific criteria on the basis of which pricing and reimbursement decisions are to be made in individual EU Member States. Neither does it have any direct consequence for pricing nor reimbursement levels in individual EU Member States. The EU Member States are free to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices and/or reimbursement levels of medicinal products for human use. An EU Member State may approve a specific price or level of reimbursement for the medicinal product, or alternatively adopt a system of direct or indirect controls on the profitability of the company responsible for placing the medicinal product on the market, including volume-based arrangements and reference pricing mechanisms.

        Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States. These EU Member States include the United Kingdom, France, Germany and Sweden. The HTA process in the EEA Member States is governed by the national laws of these countries. HTA is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. HTA generally focuses on the clinical efficacy and effectiveness, safety, cost, and cost-effectiveness of individual medicinal products as well as their potential implications for the healthcare system. Those elements of medicinal products are compared with other treatment options available on the market.

        The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product vary between EU Member States.

        In 2011, Directive 2011/24/EU was adopted at EU level. This Directive concerns the application of patients' rights in cross-border healthcare. The Directive is intended to establish rules for facilitating access to safe and high-quality cross-border healthcare in the EU. It also provides for the establishment of a voluntary network of national authorities or bodies responsible for HTA in the individual EU Member States. The purpose of the network is to facilitate and support the exchange of scientific information concerning HTAs. This could lead to harmonization between EU Member States of the criteria taken into account in the conduct of HTA and their impact on pricing and reimbursement decisions.

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

        The restrictions under applicable federal and state healthcare fraud and abuse laws and regulations that may affect our ability to operate include, but are not limited to:

  •
  the federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Further, the Affordable Care Act, among other things, clarified that liability may be established under the federal Anti-Kickback Law without proving actual knowledge of the federal Anti-Kickback statute or specific intent to violate it. In addition, the Affordable Care Act amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Law protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exemption or safe harbor may be subject to scrutiny. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability;

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

  •
  analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payor. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to certain health care providers in the states. Other states prohibit providing meals to prescribers or other marketing-related activities. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes of conduct. Foreign governments often have similar regulations, which we also will be subject to in those countries where we market and sell products;

  •
  the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals, and to submit such data to CMS, which will then make all of this data publicly available on the CMS website. Pharmaceutical manufacturers with products for which payment is available under Medicare, Medicaid or the State Children's Health Insurance Program are required to have started tracking reportable payments on August 1, 2013, and must submit a report to CMS on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. Failure to comply with the reporting obligations may result in civil monetary penalties; and

  •
  the federal Foreign Corrupt Practices Act of 1977 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

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

        Under the terms of the Menarini License Agreement, Menarini received an exclusive license to commercialize and promote our drug SPEDRA™ (avanafil) for the treatment of ED in over 40 European countries, including the EU, plus Australia and New Zealand. Additionally, we agreed to transfer to Menarini ownership of the marketing authorization for SPEDRA in the EU for the treatment of ED, which was granted by the EC in June 2013. Each party agreed not to develop, commercialize, or in-license any other product that operates as phosphodiesterase type-5 inhibitor for the treatment of ED for a limited time period, subject to certain exceptions.

        Under the Menarini License Agreement, we have received payments of $52.1 million relating to license and milestone payments and royalty prepayments. Additionally, we are entitled to a €10.0 million milestone payment related to the January 2015 adoption by the EC of the commission implementing decision amending the marketing authorization, and are entitled to receive potential milestone payments based on certain net sales targets, plus royalties on SPEDRA sales. Menarini will also reimburse us for payments made to cover various obligations to MTPC during the term of the Menarini License Agreement. The Menarini License Agreement will terminate on a country-by-country basis in the relevant territories upon the latest to occur of the following: (i) the expiration of the last-to-expire valid VIVUS patent covering SPEDRA; (ii) the expiration of data protection covering SPEDRA; or (iii) ten (10) years after the SPEDRA product launch. In addition, Menarini may terminate the Menarini License Agreement if certain additional regulatory obligations are imposed on SPEDRA, and we may terminate the Menarini License Agreement if Menarini challenges our patents covering SPEDRA or if Menarini commits certain legal violations. Either party may terminate the Menarini License Agreement for the other party's uncured material breach or bankruptcy.

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

Auxilium Pharmaceuticals, Inc.

        On October 10, 2013, we entered into a license and commercialization agreement, or the Auxilium License Agreement, and a commercial supply agreement, or the Auxilium Supply Agreement, with Auxilium Pharmaceuticals, Inc., or Auxilium. On January 29, 2015, Auxilium was purchased by Endo International, plc.

        Under the terms of the Auxilium License Agreement, Auxilium received an exclusive license to commercialize and promote our drug STENDRA for the treatment of ED in the United States and Canada and their respective territories, or the Auxilium Territory. Additionally, following the completion of certain events, we have agreed to transfer to Auxilium ownership of the product marketing authorization for STENDRA for the treatment of ED, which was granted by the FDA in April 2012. Each party agreed not to develop, commercialize, or in-license any other product that operates as a PDE-5 inhibitor for the treatment of ED in the Auxilium Territory for a limited time period, subject to certain exceptions. A PDE-5 inhibitor means any product that operates as a phosphodiesterase type-5 inhibitor.

        We received an upfront license fee of $30.0 million in October 2013, and are eligible to receive various milestone payments, plus royalty payments on STENDRA sales. We also received a regulatory milestone payment of $15.0 million in 2014 upon approval by the FDA of a specific time of onset claim for STENDRA in the Auxilium Territory. In addition, we are eligible to receive up to an aggregate of $255.0 million in potential milestone payments based on certain net sales targets by Auxilium. Further, we will receive royalty payments based on tiered percentages of the aggregate annual net sales of STENDRA in the Auxilium Territory on a quarterly basis. The percentage of Auxilium's aggregate annual net sales to be paid to VIVUS increases in accordance with the achievement of specific thresholds of aggregate annual net sales of STENDRA in the Auxilium Territory. If Auxilium's net sales of STENDRA in a country are reduced by certain amounts following the entry of a generic product to the market, royalty payments will be reduced by certain percentages based on such reductions. Auxilium will also reimburse VIVUS for payments made to cover various obligations to MTPC during the term of the Auxilium License Agreement.

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

        At our sole cost and expense, we were responsible for preparing and filing with the FDA the appropriate documents to obtain a label expansion for STENDRA referencing a specific time-to-onset claim. Further, we were responsible for conducting any post-regulatory studies of STENDRA that were required by the FDA in the Auxilium Territory. Such costs were split equally between the parties. These studies have been completed.

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

        Under the terms of the Sanofi License Agreement, Sanofi received an exclusive license to commercialize and promote VIVUS's drug avanafil for therapeutic use in humans in Africa, the Middle East—Turkey and Eurasia, or the Sanofi Territory. During the term of the License Agreement, each party agreed not to develop, commercialize, or in-license any other product that operates as a phosphodiesterase type-5 inhibitor for therapeutic use in humans in the Sanofi Territory for a limited time period, subject to certain exceptions. Sanofi will reimburse us for a portion of any sales milestone paid by us to MTPC based on the share of Sanofi's net sales in the total worldwide net sales amount triggering the payment of such sales milestone.

        In December 2013, we received an upfront license fee of $5.0 million and a $1.5 million manufacturing milestone payment, and in February 2014, we received an additional $3.5 million in manufacturing milestone payments. We are also eligible to receive up to $6.0 million in regulatory milestone payments, and up to $45.0 million in sales milestone payments, plus royalties on avanafil sales based on tiered percentages of the aggregate annual net sales in the Sanofi Territory. Sanofi will also reimburse us for a portion of any sales milestone paid by us to MTPC based on the share of

Sanofi's net sales in the total worldwide net sales amount triggering the payment of such sales milestone.

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

        On July 31, 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for our drug avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. On November 18, 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. We intend to submit an amendment to the NDA for avanafil to the FDA, and an application for a variation of the marketing authorization for avanafil to the EMA, to include Sanofi Chimie as a qualified supplier of the avanafil API and Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets. We have minimum annual purchase commitments under these agreements for at least the initial five-year terms.

Other

        In October 2001, we entered into an assignment agreement, or the Assignment Agreement, with Thomas Najarian, M.D., for a combination of pharmaceutical agents for the treatment of obesity and other disorders, or the Combination Therapy, that has since been the focus of our investigational drug candidate development program for Qsymia for the treatment of obesity, obstructive sleep apnea and diabetes. The Combination Therapy and all related patent applications, or the Patents, were transferred to us with worldwide rights to develop and commercialize the Combination Therapy and exploit the Patents. In addition, the Assignment Agreement requires us to pay royalties on worldwide net sales of a product for the treatment of obesity that is based upon the Combination Therapy and Patents until the last-to-expire of the assigned Patents. To the extent that we decide not to commercially exploit the Patents, the Assignment Agreement will terminate and the Combination Therapy and Patents will be assigned back to Dr. Najarian. In 2006, Dr. Najarian joined the Company as a part-time employee and served as a Principal Scientist. In November 2013, Dr. Najarian's employment with the Company ended although he continues to be available as a consultant.

Patents, Proprietary Technology and Data Exclusivity

        We own or are the exclusive licensee of more than 30 patents and numerous published patent applications in the U.S. and Canada. We intend to develop, maintain and secure intellectual property rights and to aggressively defend and pursue new patents to expand upon our current patent base. Our portfolio of patents as it primarily relates to Qsymia, our FDA-approved drug for the treatment of obesity, and STENDRA, our FDA-approved drug for the treatment of ED, is summarized as follows:

QSYMIA
U.S. Patent No. 7,056,890	Expiring 06/14/2020
U.S. Patent No. 7,553,818	Expiring 06/14/2020
U.S. Patent No. 7,659,256	Expiring 06/14/2020
U.S. Patent No. 7,674,776	Expiring 06/14/2020
U.S. Patent No. 8,802,636	Expiring 06/14/2020
U.S. Patent No. 8,580,299	Expiring 06/14/2029	*
U.S. Patent No. 8,895,058	Expiring 06/09/2028
U.S. Patent Publication No. 2014/0308346 A1	Pending
U.S. Patent Publication No. 2015/0025134 A1	Pending
U.S. Patent No. 8,580,298	Expiring 05/15/2029	*
U.S. Patent No. 8,895,057	Expiring 06/09/2028
U.S. Patent No. 6,071,537	Expiring 06/23/2017
Canadian Patent No. 2,377,330	Expiring 06/14/2020
Canadian Patent Publication No. 2,691,991 A1	Pending
Canadian Patent Publication No. 2,727,313 A1	Pending
Canadian Patent Publication No. 2,727,319 A1	Pending
STENDRA
U.S. Patent No. 6,656,935	Expiring 09/13/2020
U.S. Patent No. 7,501,409	Expiring 05/05/2023
Canadian Patent No. 2,383,466	Expiring 09/13/2020
ERECTILE DYSFUNCTION
U.S. Patent No. 5,820,587	Expiring 03/14/2015
U.S. Patent No. 5,849,803	Expiring 12/15/2015
U.S. Patent No. 5,922,341	Expiring 10/28/2017
U.S. Patent No. 5,925,629	Expiring 10/28/2017
U.S. Patent No. 6,037,346	Expiring 10/28/2017
U.S. Patent No. 6,093,181	Expiring 07/25/2017
U.S. Patent No. 6,127,363	Expiring 10/28/2017
U.S. Patent No. 6,156,753	Expiring 10/28/2017
U.S. Patent No. 6,403,597	Expiring 10/28/2017
U.S. Patent No. 6,495,154	Expiring 11/21/2020
U.S. Patent No. 6,548,490	Expiring 10/28/2017
U.S. Patent No. 6,946,141	Expiring 11/21/2020
Canadian Patent No. 2,305,394	Expiring 10/28/2018

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

Marketing and Sales

        We rely on PDI, Inc., or PDI, a third party contract sales organization, to assist with the hiring of sales representatives and the promotion of Qsymia to physicians. Our internal sales management and marketing personnel manage and supervise the activities of this sales force.

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

        Pursuant to the REMS program applicable to Qsymia, our distribution network is through a broader network of certified retail pharmacies and through a small number of certified home delivery pharmacies and wholesalers. We have contracted through a third-party vendor to certify the retail pharmacies and collect required data to support the Qsymia REMS program. In addition to providing services to support the distribution and use of Qsymia, each of the certified pharmacies has agreed to comply with the REMS program requirements and, through our third-party data collection vendor, will provide us with the necessary patient and prescribing healthcare provider, or HCP, data. In addition, we have contracted with third-party data warehouses to store this patient and HCP data and report it to us. We rely on this third-party data in order to recognize revenue and comply with the REMS requirements for Qsymia, such as data analysis. This distribution and data collection network requires significant coordination with our sales and marketing, finance, regulatory and medical affairs teams, in light of the REMS requirements applicable to Qsymia.

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

        Qsymia for the treatment of chronic weight management competes with several approved anti-obesity drugs including, Belviq® (lorcaserin), Arena Pharmaceutical's anti-obesity compound being marketed by Eisai Inc., Eisai Co., Ltd.'s U.S. subsidiary; Contrave® (naltrexone/bupropion), Orexigen Therapeutics' anti-obesity product being marketed by Takeda Pharmaceutical Company Limited; Xenical® (orlistat), marketed by Roche; alli®, the over-the-counter version of orlistat, marketed by GlaxoSmithKline; and Suprenza™ (phentermine hydrochloride), marketed by Akrimax Pharmaceuticals, LLC. Also, Novo Nordisk A/S has announced the launch in 2015 of Saxenda® (liraglutide) 3.0 mg. which was approved by the FDA for obesity.

        Agents approved for type 2 diabetes that have demonstrated weight loss in clinical studies may also compete with Qsymia. These agents include Victoza® (liraglutide; approved for diabetes at 1.2mg and 1.8mg dosage strengths) from Novo Nordisk A/S, a GLP-1 receptor agonist approved January 25, 2010, Invokana® (canaglifozin) from Johnson & Johnson's Janssen Pharmaceuticals, an SGLT2 inhibitor, approved March 29, 2013; Farxiga™ (dapagliflozin) from AstraZeneca and Bristol-Myers Squibb, an SGLT2 inhibitor, approved January 8, 2014; Jardiance® (empagliflozin) from Boehringer Ingelheim, an SGLT2 inhibitor, approved August 1, 2014; and Glyxambi® (empagliflozin/linagliptin) from Boehringer Ingelheim and Eli Lilly, an SGLT2 inhibitor and DPP-4 inhibitor combination product, approved January 30, 2015. Also, on January 14, 2015, the FDA approved the Maestro Rechargeable System for certain obese adults, the first weight loss treatment device that targets the nerve pathway between the brain and the stomach that controls feelings of hunger and fullness. The Maestro Rechargeable System is approved to treat patients aged 18 and older who have not been able to lose weight with a weight loss program, and who have a body mass index of 35 to 45 with at least one other obesity-related condition, such as type 2 diabetes.

        In addition, there are several other investigational drug candidates in Phase 2 clinical trials. Zafgen's beloranib, currently in Phase 2 for severe obesity, is a methionine aminopeptidase 2 (MetAP2) inhibitor, which is believed to work by re-establishing balance to the ways the body packages and metabolizes fat. In January 2013, Rhythm Pharmaceuticals, or Rhythm, announced the initiation of a Phase 2 clinical trial with RM-493, a small-peptide melanocortin 4 receptor, or MC4R, agonist, for the treatment of obesity. Rhythm announced in September 2013, that RM-493 is being studied in Phase 1B for the treatment of obesity in individuals with a genetic deficiency in the MC4R pathway. There are a number of generic pharmaceutical drugs that are prescribed for obesity, predominantly phentermine, which is sold at much lower prices than we charge for Qsymia and is also widely available in retail pharmacies. The availability of branded prescription drugs, generic drugs and over-the-counter drugs could limit the demand and the price we are able to charge for Qsymia.

        We may also face competition from the off-label use of the generic components in our drugs. In particular, it is possible that patients will seek to acquire phentermine and topiramate, the generic components of Qsymia. Neither of these generic components has a REMS program. Although these products have not been approved by the FDA for use in the treatment of chronic obesity, the off-label use of the generic components in the U.S. or the importation of the generic components from foreign markets could adversely affect the commercial potential for our drugs and adversely affect our overall business, financial condition and results of operations.

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

        We anticipate that generic PDE5 inhibitors will enter the market in the U.S. in late 2017. Generic PDE5 inhibitors would likely be sold at lower prices and may reduce the demand for STENDRA especially at the prices we would be required to charge for STENDRA to cover our manufacturing and other costs. In addition, PDE5 inhibitors are in various stages of development by other companies. Warner-Chilcott plc, which was acquired by Actavis, Inc. and is now known as Actavis plc, has licensed the U.S. rights to udenafil, a PDE5 inhibitor from Dong-A Pharmaceutical, now known as Mezzion Pharma Co. Ltd. Warner-Chilcott continues Phase 3 development of this compound. Other treatments for ED exist, such as needle injection therapies, vacuum constriction devices and penile implants, and the manufacturers of these products will most likely continue to develop or improve these therapies.

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

Research and Development

        We incurred $13.8 million in 2014, $29.7 million in 2013 and $32.1 million in 2012 in research and development expenses, primarily to support the approval efforts, post-marketing requirements, and clinical programs for Qsymia and STENDRA.

Employees

        As of February 6, 2015, we had 94 employees located at our corporate headquarters in Mountain View, California, and in the field. This excludes approximately 115 contracted sales representatives through PDI. None of our current employees are represented by a labor union or are the subject of a collective bargaining agreement. We believe that our relations with our employees are good, and we have never experienced a work stoppage at any of our facilities.

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

Geographic Area Financial Information

        For financial information concerning the geographic areas in which we operate, see Note 18: "Segment Information and Concentration of Customers and Suppliers—Geographic Information" to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

        In July 2013, we announced changes to our Board and management. In September and November 2013, and January 2014, we announced further changes to our management team. In November 2013, we announced a reduction in force of approximately 17%, the decision of our Chief Financial Officer to exercise his right to terminate his employment for Good Reason (as defined in his Amended and Restated Change of Control and Severance Agreement with the Company, effective as of July 1, 2013), and the appointment of our Corporate Controller as the Company's interim Chief Financial Officer. In January 2014, we announced that our Chief Executive Officer was assuming the duties and responsibilities of the Company's Chief Commercial Officer. In January 2015, we announced the removal of the "interim" from the title of the Company's Chief Financial Officer. Also, in January 2015, we announced the resignation of Samuel F. Colin, M.D. from the Company's Board of Directors. The implementation of these changes, including the recent appointment of a new Chief Executive Officer and Chief Financial Officer, the changes to our Board, the resignation of our former President, the decision of our former Chief Financial Officer to exercise his right to terminate his employment for

Good Reason, the assumption of the Chief Commercial Officer's duties and responsibilities by our Chief Executive Officer, and the potential for additional changes to our management, organizational structure and strategic business plan, may cause speculation and uncertainty regarding our future business strategy and direction. These changes may cause or result in:

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

  •
  obtain marketing authorization by the European Commission, or EC for Qsiva™ in the EU through the centralized marketing authorization procedure;

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

  •
  comply with the post-marketing requirements established by the FDA, including Qsymia's Risk Evaluation and Mitigation Strategy, or REMS, any future changes to the REMS, and any other requirements established by the FDA in the future;

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

        In November 2013, we announced a cost reduction plan to eliminate expenses that are not essential to expanding the use of Qsymia. The plan reduced our workforce by approximately 20 employees, not including our sales force. We substantially completed this cost reduction plan by December 31, 2013, and incurred pre-tax non-recurring charges of $8.0 million in the fourth quarter of 2013, including approximately $5.7 million in employee termination costs, $1.3 million in non-cash share-based compensation expense related to the automatic acceleration of vesting of unvested stock options held by the terminated employees, and $1.0 million in facilities and other lease exit costs. For the year ended December 31, 2014, we incurred an additional $1.7 million in non-recurring charges relating to our cost reduction plan. We may not fully realize the anticipated benefits from this cost reduction plan.

We depend on our collaboration partner Menarini to market and sell SPEDRA™ (avanafil) in over 40 European countries, including the EU, plus Australia and New Zealand, our collaboration partner Auxilium to market and sell STENDRA® (avanafil) in the United States and Canada, and our collaboration partner Sanofi to gain approval, market, and sell avanafil in Africa, the Middle East, Turkey, and the Commonwealth of Independent States, or CIS, including Russia.

        In July 2013, we entered into a License and Commercialization Agreement with Menarini under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, plus Australia and New Zealand. In October 2013, we entered into a License and Commercialization Agreement with Auxilium under which Auxilium received an exclusive license to commercialize and promote STENDRA for the treatment of erectile dysfunction, or ED, in the United States and Canada. In January 2015, Auxilium was purchased by Endo. In December 2013, we entered into a License and Commercialization Agreement with Sanofi under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East, Turkey, and CIS, including Russia. Sanofi will be responsible for obtaining regulatory approval in its territories. Sanofi intends to market avanafil under the trade name SPEDRA or STENDRA.

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

        In order to market products in many foreign jurisdictions, we must obtain separate regulatory approvals. Approval by the FDA in the U.S. does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. For example, while our drug STENDRA was approved in both the U.S. and the European Union, or EU, our drug Qsymia was approved in the U.S. but Qsiva (the approved trade name for Qsymia in the EU) has not yet been granted a marketing authorization by the European Commission due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We intend to seek approval, either directly or through our collaboration partners, for Qsymia and STENDRA in other territories outside the United States and EU. However, we have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing. Foreign regulatory approvals may not be obtained, by us or our collaboration partners responsible for obtaining approval, on a timely basis, or at all, for any of our products. The failure to receive regulatory approvals in a foreign country would prevent us from marketing and commercializing our products in that country, which could have a material adverse effect on our business, financial condition and results of operations.

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

We have significant inventories on hand and, for the years ended December 31, 2014 and 2013, we recorded inventory impairment and commitment fees totaling $2.2 million and $10.2 million, respectively, primarily to write off excess inventory related to Qsymia.

        We maintain significant inventories and evaluate these inventories on a periodic basis for potential excess and obsolescence. During the years ended December 31, 2014 and 2013, we recognized total charges of $2.2 million and $10.2 million, respectively, for Qsymia inventories on hand in excess of demand, plus a purchase commitment fee. The inventory impairment charges were based on our analysis of current Qsymia inventory on hand and remaining shelf life, in relation to our projected demand for the product. The current FDA-approved commercial product shelf life for Qsymia is 36 months. STENDRA is approved in the U.S. and SPEDRA in the EU for 48 and 30 months commercial product shelf life, respectively.

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

        We rely on the certified pharmacies to implement a number of safety procedures and report certain information to our third-party REMS data collection vendor. Failure to maintain our contracts with Cardinal Health, our third-party REMS data collection vendor, or with the third-party data warehouses, or the inability or failure of any of them to adequately perform under our contracts with them, could negatively impact the distribution of Qsymia, or adversely affect our ability to comply with the REMS applicable to Qsymia. Failure to comply with a requirement of an approved REMS can result in, among other things, civil penalties, imposition of additional burdensome REMS requirements, suspension or revocation of regulatory approval and criminal prosecution. Failure to coordinate financial systems could also negatively impact our ability to accurately report and forecast product revenue. If we are unable to effectively manage the distribution and data collection process, sales of Qsymia could be severely compromised and our business, financial condition and results of operations would be harmed.

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

        In July 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. In November 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. We intend to submit an amendment to the New Drug Application, or NDA, for avanafil to the FDA, and a variation to the Marketing Authorization, or MA, for avanafil to the European Medicines Agency, or EMA, to include Sanofi Chimie as a qualified supplier of the avanafil API and Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets. We cannot be certain we will receive approval by regulatory authorities, or that we will be able to obtain such approval in a timely manner. The failure to receive such approval in a timely manner or at all could prevent, delay or preclude our ability to establish a reliable supply chain, which could compromise our ability to commercialize avanafil through our relationships with Sanofi, Auxilium and Menarini, or otherwise. In addition, we have entered into supply agreements with Menarini and Auxilium under which we are obligated to supply them with avanafil tablets. If we are unable to establish a reliable supply of avanafil API or tablets from Sanofi Chimie and/or Sanofi Winthrop Industrie, we may be unable to satisfy our obligations under these supply agreements in a timely manner or at all, and we may, as a result, be in breach of one or both of these agreements.

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

We are required to complete post-approval studies mandated by the FDA for Qsymia, and such studies are expected to be costly and time consuming. If the results of these studies reveal unacceptable safety risks, Qsymia may be required to be withdrawn from the market.

        As part of the approval of Qsymia, we are required to conduct several post-marketing studies, including a study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, or AQCLAIM, studies to assess the safety and efficacy of Qsymia for weight management in obese pediatric and adolescent subjects, studies to assess drug utilization and pregnancy exposure and a study to assess renal function. We estimate the AQCLAIM study will cost between $180 million and $220 million and the study could take as long as five to six years to complete. On September 20, 2013, we submitted to the EMA a request for Scientific Advice regarding use of a pre-specified interim analysis from the AQCLAIM cardiovascular outcomes trial to support the resubmission of the Marketing Authorization Application, or MAA, for Qsiva for the treatment of obesity in accordance with the centralized marketing authorization procedure. Based on feedback from the EMA CHMP, as well as various EU Member State competent authorities associated with review of the AQCLAIM trial application, the protocol has been revised and resubmitted to the FDA. There can be no assurance that the FDA or EMA will not request or require us to provide additional information or undertake additional preclinical studies and clinical studies or retrospective observational studies.

        In addition to these studies, the FDA may also require us to perform other lengthy post-approval studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. Failure to comply with the applicable regulatory requirements can result in, among other things, civil penalties, suspensions of regulatory approvals, operating restrictions and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and stock price.

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

Qsymia is a combination of two active ingredient drug products approved individually by the FDA that are commercially available and marketed by other companies, although the specific dose strengths differ. As a result, Qsymia may be subject to substitution by prescribing physicians, or by pharmacists, with individual drugs contained in the Qsymia formulation, which would adversely affect our business.

        Although Qsymia is a once-a-day, proprietary extended-release formulation, both of the approved APIs (phentermine and topiramate extended-release) that are combined to produce Qsymia are commercially available as drug products at prices that together are lower than the price at which we sell Qsymia. In addition, the distribution and sale of these drug products is not limited under a REMS program, as is the case with Qsymia. Further, the individual drugs contained in the Qsymia formulation are available in retail pharmacies and neither has a Pregnancy Category X, which is used to indicate that the risks involved in the use of the drug in pregnant women clearly outweigh potential benefits, as is the case with Qsymia. We cannot be sure that physicians will view Qsymia as sufficiently superior to a treatment regimen of Qsymia's individual APIs to justify the significantly higher cost for Qsymia, and they may prescribe the individual generic drugs already approved and marketed by other companies instead of our combination drug. Although our U.S. and European patents contain composition, product formulation and method-of-use claims that we believe protect Qsymia, these patents may be ineffective or impractical to prevent physicians from prescribing, or pharmacists from dispensing, the individual generic constituents marketed by other companies instead of our combination drug. Phentermine and topiramate are currently available in generic form, although the doses used in Qsymia are currently not available. In the third quarter of 2013, Supernus Pharmaceuticals, Inc. launched Trokendi XR™ and in the second quarter of 2014, Upsher-Smith Laboratories, Inc. launched Qudexy™. Both products provide an extended-release formulation of the generic drug topiramate that is indicated for certain types of seizures and migraines. Topiramate is not approved for obesity treatment, and phentermine is only approved for short-term treatment of obesity. However, because the price of Qsymia is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components outside of their approved indication, instead of for our combination drug, and this may limit how we price or market Qsymia. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the U.S. are prepared to pay for Qsymia, which could also limit market and patient acceptance of our drug and could negatively impact our revenues.

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

        Once an applicant receives authorization to market a medicinal product in an EU Member State, through any application route, the applicant is required to engage in pricing discussions and negotiations with a separate pricing authority in that country. The legislators, policymakers and healthcare insurance funds in the EU Member States continue to propose and implement cost-containing measures to keep healthcare costs down, due in part to the attention being paid to healthcare cost containment and other austerity measures in the EU. Certain of these changes could impose limitations on the prices pharmaceutical companies are able to charge for their products. The amounts of reimbursement available from governmental agencies or third-party payors for these products may increase the tax obligations on pharmaceutical companies such as ours, or may facilitate the introduction of generic competition with respect to our products. Furthermore, an increasing number of EU Member States and other foreign countries use prices for medicinal products established in other countries as "reference prices" to help determine the price of the product in their own territory. Consequently, a downward trend in the price of medicinal products in some countries could contribute to similar downward trends elsewhere. In addition, the ongoing budgetary difficulties faced by a number of EU Member States, including Greece and Spain, have led and may continue to lead to substantial delays in payment and payment partially with government bonds rather than cash for medicinal products, which could negatively impact our revenues and profitability. Moreover, in order to obtain reimbursement of our medicinal products in some countries, including some EU Member States, we may be required to conduct clinical trials that compare the cost-effectiveness of our products to other available therapies. There can be no assurance that our medicinal products will obtain favorable reimbursement status in any country.

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

        Qsymia for the treatment of chronic weight management competes with several approved anti-obesity drugs including, Belviq® (lorcaserin), Arena Pharmaceutical's approved anti-obesity compound marketed by Eisai Inc., Eisai Co., Ltd.'s U.S. subsidiary; Xenical® (orlistat), marketed by Roche; alli®, the over-the-counter version of orlistat, marketed by GlaxoSmithKline; Suprenza™, an orally disintegrating tablet (phentermine hydrochloride), marketed by Akrimax Pharmaceuticals, LCL; and Contrave® (naltrexone/bupropion), Orexigen Therapeutics, Inc.'s anti-obesity compound marketed by Takeda Pharmaceutical Company Limited. Saxenda® (liraglutide), a recently approved anti-obesity compound expected to be launched in 2015 by Novo Nordisk A/S will also compete with Qsymia. Agents that have been approved for type 2 diabetes that have demonstrated weight loss in clinical studies may also compete with Qsymia. These include Farxiga™ (dapagliflozin) from AstraZeneca and Bristol-Myers Squibb, an SGLT2 inhibitor, approved January 8, 2014; Jardiance® (empagliflozin) from Boehringer Ingelheim, an SGLT2 inhibitor, approved August 1, 2014; Victoza® (liraglutide) from Novo Nordisk A/S, a GLP-1 receptor agonist approved January 25, 2010; Invokana® (canaglifozin) from Johnson & Johnson's Janssen Pharmaceuticals, an SGLT2 inhibitor, approved March 29, 2013 and Glyxambi® (empagliflozin/linagliptin) from Boehringer Ingelheim and Eli Lilly, an SGLT2 inhibitor and DPP-4 inhibitor combination product, approved January 30, 2015. Also, on January 14, 2015, FDA approved the Maestro Rechargeable System for certain obese adults, the first weight loss treatment device that targets the nerve pathway between the brain and the stomach that controls feelings of hunger and fullness. The Maestro Rechargeable System is approved to treat patients aged 18 and older who have not been able to lose weight with a weight loss program, and who have a body mass index of 35 to 45 with at least one other obesity-related condition, such as type 2 diabetes.

        There are also several other investigational drug candidates in Phase 2 clinical trials for the treatment of obesity. There are also a number of generic pharmaceutical drugs that are prescribed for obesity, predominantly phentermine. Phentermine is sold at much lower prices than we charge for Qsymia. The availability of branded prescription drugs, generic drugs and over-the-counter drugs could limit the demand for, and the price we are able to charge for, Qsymia.

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

        We anticipate that generic PDE5 inhibitors will enter the market in the U.S. in late 2017. Generic PDE5 inhibitors would likely be sold at lower prices and may reduce the demand for STENDRA especially at the prices we would be required to charge for STENDRA to cover our manufacturing and other costs. In addition, PDE5 inhibitors are in various stages of development by other companies. Warner-Chilcott plc, which was acquired by Actavis, Inc. and is now known as Actavis plc, has licensed the U.S. rights to udenafil, a PDE5 inhibitor, from Dong-A Pharmaceutical, now known as Mezzion Pharma Co. Ltd. Other treatments for ED exist, such as needle injection therapies, vacuum constriction devices and penile implants, and the manufacturers of these products will most likely continue to develop or improve these therapies.

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

        The FDCA provides that an ANDA and an innovator drug with a REMS with Elements to Assure Safe use, like Qsymia, must use a single shared REMS system to assure safe use unless FDA waives this requirement and permits the ANDA holder to implement a separate but comparable REMS. We cannot predict the outcome or impact on our business of any future action that we may take with regard sharing our REMS program or if the FDA grants a waiver allowing the generic competitor to market a generic drug with a separate but compatible REMS.

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

        Our success is highly dependent upon the skills of a limited number of key management personnel. To reach our business objectives, we will need to retain and hire qualified personnel in the areas of manufacturing, commercial operations, research and development, regulatory and legal affairs, business development, clinical trial design, execution and analysis, and pre-clinical testing. There can be no assurance that we will be able to retain or hire such personnel, as we must compete with other companies, academic institutions, government entities and other agencies. The loss of any of our key personnel or the failure to attract or retain necessary new employees could have an adverse effect on our research programs, investigational drug candidate development, approved drug commercialization efforts and business operations.

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

        In July 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. On November 18, 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. We intend to submit an amendment to the NDA for avanafil to the FDA, and a variation to the MA for avanafil to the EMA, to include Sanofi Chimie as a qualified supplier of the avanafil API and Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets. We cannot be certain we will receive approval by regulatory authorities, and the failure to receive such approval could prevent, delay, or preclude our ability to establish a reliable supply chain, which could compromise our ability to commercialize avanafil through our relationships with Sanofi, Auxilium, Menarini, or otherwise.

        Any future manufacturing sites, including those of Sanofi Chimie and Sanofi Winthrop Industrie, would need to be inspected by the U.S. and EU Member State competent authorities, and any failure of such manufacturing sites to receive approval from FDA or foreign authorities, obtain and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or tablets in expected quantities could have a detrimental impact on our ability to commercialize STENDRA under our agreements with Sanofi, Auxilium and Menarini and our ability to enter into a collaboration agreement for the commercialization of STENDRA in our other territories not covered by our agreements with Sanofi, Auxilium and Menarini.

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

        Our arrangements with third-party payors and customers expose us to broadly applicable federal and state healthcare laws and regulations pertaining to fraud and abuse. The restrictions under applicable federal and state healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

  •
  the federal Anti-Kickback Law, which prohibits, among other things, knowingly or willingly offering, paying, soliciting or receiving remuneration, directly or indirectly, in cash or in kind, to induce or reward the purchasing, leasing, ordering or arranging for or recommending the purchase, lease or order of any healthcare items or service for which payment may be made, in whole or in part, by federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical companies on one hand and prescribers, purchasers and formulary managers on the other. Further, the Affordable Care Act, among other things, clarified that liability may be established under the federal Anti-Kickback Law without proving actual knowledge of the federal Anti-Kickback statute or specific intent to violate it. In addition, the Affordable Care Act amended the Social Security Act to provide that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Law constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors to the federal Anti-Kickback Law protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that do not fit squarely within an exemption or safe harbor may be subject to scrutiny. We seek to comply with the exemptions and safe harbors whenever possible, but our practices may not in all cases meet all of the criteria for safe harbor protection from anti-kickback liability;

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

  •
  analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to items or services reimbursed under Medicaid and other state programs or, in several states, apply regardless of the payor. Some state laws also require pharmaceutical companies to report expenses relating to the marketing and promotion of pharmaceutical products and to report gifts and payments to certain health care providers in the states. Other states prohibit providing meals to prescribers or other marketing-related activities. In addition, California, Connecticut, Nevada, and Massachusetts require pharmaceutical companies to implement compliance programs or marketing codes of conduct. Foreign governments often have similar regulations, which we also will be subject to in those countries where we market and sell products;

  •
  the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals, and to submit such data to CMS, which will then make all of this data publicly available on the CMS website. Pharmaceutical manufacturers with products for which payment is available under Medicare, Medicaid or the State Children's Health Insurance Program are required to have started tracking reportable payments on August 1, 2013, and must submit a report to CMS on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. Failure to comply with the reporting obligations may result in civil monetary penalties; and

  •
  the federal Foreign Corrupt Practices Act of 1977 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

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

        We are required to comply with extensive regulations for drug manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping in connection with the marketing of Qsymia and STENDRA. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the investigational drug candidates or to whom and how we may distribute our products. Even after FDA approval is obtained, the FDA may still impose significant restrictions on a drug's indicated uses or marketing or impose ongoing requirements for REMS or potentially costly post-approval studies. For example, the labeling approved for Qsymia includes restrictions on use, including recommendations for pregnancy testing, level of obesity and duration of treatment. We are subject to ongoing regulatory obligations and restrictions that may result in significant expense and limit our ability to commercialize Qsymia. The FDA has also required the distribution of a Medication Guide to Qsymia patients outlining the increased risk of teratogenicity with fetal exposure and the possibility of suicidal thinking or behavior. In addition, the FDA has required a REMS that may act to limit access to the drug, reduce our revenues and/or increase our costs. The FDA may modify the Qsymia REMS in the future to be more or less restrictive.

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

        The Affordable Care Act made significant changes to the Medicaid Drug Rebate program. Effective in March 2010, rebate liability expanded from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well. With regard to the amount of the rebates owed, the Affordable Care Act increased the minimum Medicaid rebate from 15.1% to 23.1% of the average manufacturer price for most innovator products and from 11% to 13% for non-innovator products; changed the calculation of the rebate for certain innovator products that qualify as line extensions of existing drugs; and capped the total rebate amount for innovator drugs at 100% of the average manufacturer price. In addition, the Affordable Care Act and subsequent legislation changed the definition of average manufacturer price. Finally, the Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government beginning in 2011. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2015, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

        In 2012, CMS issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act but has not yet issued final regulations. CMS is currently expected to release the final regulations in 2015. Moreover, in the future, Congress could enact legislation that further increases Medicaid drug rebates or other costs and charges associated with participating in the Medicaid Drug Rebate program. The issuance of regulations and coverage expansion by various governmental agencies relating to the Medicaid Drug Rebate program has and will continue to increase our costs and the complexity of compliance, has been and will be time consuming, and could have a material adverse effect on our results of operations.

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

        The Affordable Care Act expanded the 340B program to include additional entity types: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Affordable Care Act. The Affordable Care Act also obligates the Secretary of the U.S. Department of Health and Human Services, or HHS, to create regulations and processes to improve the integrity of the 340B program and to update the agreement that manufacturers must sign to participate in the 340B program to obligate a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration, the agency that administers the 340B program, is expected to issue proposed regulations and guidance in 2015 that will address many aspects of the 340B program. When such regulations and guidance are finalized, they could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

        Payors also are increasingly considering new metrics as the basis for reimbursement rates, such as average sales price, average manufacturer price and Actual Acquisition Cost. The existing data for reimbursement based on these metrics is relatively limited, although certain states have begun to survey acquisition cost data for the purpose of setting Medicaid reimbursement rates. CMS, the federal agency that administers Medicare and the Medicaid Drug Rebate program, has made draft National Average Drug Acquisition Cost, or NADAC, data, which reflect retail community pharmacy invoice costs, and draft National Average Retail Price, or NARP, data, which reflect retail community pharmacy prices to plans and consumers, publicly available on at least a monthly basis. In July 2013, CMS suspended the publication of draft NARP data, pending funding decisions. In November 2013, CMS moved to publishing final rather than draft NADAC data and has since made updated NADAC data publicly available on a weekly basis. Therefore, it may be difficult to project the impact of these evolving reimbursement mechanics on the willingness of payors to cover our products.

        The healthcare industry in the U.S. and abroad is undergoing fundamental changes that are the result of political, economic and regulatory influences. The levels of revenue and profitability of pharmaceutical companies may be affected by the continuing efforts of governmental and third-party payors to contain or reduce healthcare costs through various means. Reforms that have been and may be considered include mandated basic healthcare benefits, controls on healthcare spending through limitations on the increase in private health insurance premiums and the types of drugs eligible for reimbursement and Medicare and Medicaid spending, the creation of large insurance purchasing groups, and fundamental changes to the healthcare delivery system. These proposals include measures that would limit or prohibit payments for some medical treatments or subject the pricing of drugs to government control and regulations changing the rebates we are required to provide. Further, federal budgetary concerns could result in the implementation of significant federal spending cuts, including cuts in Medicare and other health related spending in the near-term. For example, recent legislative enactments have resulted in Medicare payments being subject to a two percent reduction, referred to as sequestration, until 2024. These changes could impact our ability to maximize revenues in the federal marketplace.

        In March 2010, the President signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, collectively referred to in this report as the Affordable Care Act. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers, and could have a material adverse effect on our future business, cash flows, financial condition and results of operations, including by operation of the following provisions:

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

  •
  Effective in January 2011, pharmaceutical companies must provide a 50% discount on branded prescription drugs dispensed to beneficiaries within the Medicare Part D coverage gap or "donut hole," which is a coverage gap that currently exists in the Medicare Part D prescription drug program. We currently do not anticipate coverage under Medicare Part D for our drugs, but this could change in the future.

  •
  Effective in January 2011, the Affordable Care Act requires pharmaceutical manufacturers of branded prescription drugs to pay a branded prescription drug fee to the federal government. Each individual pharmaceutical manufacturer pays a prorated share of the branded prescription drug fee of $3.0 billion in 2015, based on the dollar value of its branded prescription drug sales to certain federal programs identified in the law.

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

        Some of the Affordable Care Act's reforms do not take effect until 2015, and others are slated for implementation in 2015. In 2012, CMS issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act but has not yet issued final regulations.

CMS is currently expected to release the final regulations in 2015. At this time, we cannot predict the full impact of the Affordable Care Act, or the timing and impact of any future rules or regulations promulgated to implement the Affordable Care Act.

        The Affordable Care Act also expanded the Public Health Service's 340B drug pricing discount program. The 340B pricing program requires participating manufacturers to agree to charge statutorily defined covered entities no more than the 340B "ceiling price" for the manufacturer's covered outpatient drugs. The Affordable Care Act expanded the 340B program to include additional types of covered entities: certain free-standing cancer hospitals, critical access hospitals, rural referral centers and sole community hospitals, each as defined by the Affordable Care Act. The Affordable Care Act also obligates the Secretary of the Department of Health and Human Services to create regulations and processes to improve the integrity of the 340B program and to ensure the agreement that manufacturers must sign to participate in the 340B program obligates a manufacturer to offer the 340B price to covered entities if the manufacturer makes the drug available to any other purchaser at any price and to report to the government the ceiling prices for its drugs. The Health Resources and Services Administration, the agency that administers the 340B program, is expected to issue proposed regulations and guidance in 2015 that will address many aspects of the 340B program. When such regulations and guidance are finalized, they could affect our obligations under the 340B program in ways we cannot anticipate. In addition, legislation may be introduced that, if passed, would further expand the 340B program to additional covered entities or would require participating manufacturers to agree to provide 340B discounted pricing on drugs used in the inpatient setting.

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

        Qsymia is approved under the provisions of the Federal Food, Drug and Cosmetic Act, or FDCA, which renders it susceptible to potential competition from generic manufacturers via the Hatch-Waxman Act and ANDA process. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the FDA's finding that the innovator's product is safe and effective. Additionally, generic drug companies generally do not expend significant sums on sales and marketing activities, instead relying on physicians or payors to substitute the generic form of a drug for the branded form. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product and who must spend significant sums marketing a new drug.

        The ANDA procedure includes provisions allowing generic manufacturers to challenge the innovator's patent protection by submitting "Paragraph IV" certifications to the FDA in which the generic manufacturer claims that the innovator's patent is invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of the generic product. A patent owner who receives a Paragraph IV certification may choose to sue the generic applicant for patent infringement.

        We have received a Paragraph IV certification notice from Actavis Laboratories FL, Inc., or Actavis, contending that our patents listed in the Orange Book for Qsymia (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia. In response to this notice, we have filed suit to defend our patent rights. We have received a second Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 8,895,057 and 8,895,058) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia. We are in the process of evaluating this second notice.

        In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Actavis, FDA approval of Actavis' ANDA will be stayed until the earlier of (i) up to 30 months from our May 7, 2014 receipt of Actavis' Paragraph IV certification notice (i.e. November 7, 2016) or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

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

  •
  our ability to obtain marketing authorization by the EC for Qsiva in the EU through the centralized marketing authorization procedure;

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

        At December 31, 2014, we had $83.2 million in cash and cash equivalents and $216.4 million in available-for-sale securities. While at December 31, 2014, our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. Although the U.S. Congress was able to resolve the debt ceiling issue in time to avoid default, the major credit rating agencies have expressed their ongoing concern about the high levels of debt that the U.S. government has taken on. Standard & Poor's announced that it had revised its outlook on the long-term credit rating of the U.S. to negative, which could affect the trading market for U.S. government securities. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities as of December 31, 2014. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

Our involvement in securities-related class action and shareholder litigation could divert our resources and management's attention and harm our business.

        The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs, the review of marketing applications by regulatory authorities and the commercial launch of newly approved drugs. We are a defendant in federal and consolidated state shareholder derivative lawsuits. These securities-related class action lawsuits generally allege that we and our officers misled the investing public regarding the safety and efficacy of Qsymia and the prospects for the FDA's approval of the Qsymia NDA as a treatment for obesity. Securities-related class action litigation often is expensive and diverts management's attention and our financial resources, which could adversely affect our business. For example, despite the granting of the prior two motions to dismiss by the U.S. District Court for the Northern District of California in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. 4:10-CV-04957-PJH, on October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Following briefing of the appeal, the Court of Appeals held oral argument on January 16, 2015. On January 29, 2015, the Court of Appeals issued a Memorandum decision affirming the District Court's ruling. On February 12, 2015, plaintiff asked the Court of Appeals' panel to rehear the case or the Court to rehear the case en banc. We cannot predict the outcome of that petition.

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

        Furthermore, on March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California's securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company's success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of "at least" $2.8 million, and sought damages and other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal. With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263. The Jasins' federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action. In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. Pursuant to a stipulated briefing and hearing schedule, the motion is currently scheduled for hearing on April 23, 2015. The Company maintains directors' and officers' liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to payment of our self-insured retention and the policies' terms and conditions.

        The Company and the defendant officers and directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

We have an accumulated deficit of $743.2 million as of December 31, 2014, and we may continue to incur substantial operating losses for the future.

        We have generated a cumulative net loss of $743.2 million for the period from our inception through December 31, 2014, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income may be limited.

        As of December 31, 2014, we had approximately $622.4 million and $284.4 million of net operating loss, or NOL, carryforwards with which to offset our future taxable income for federal and state income tax reporting purposes, respectively. We used $121.2 million federal and $32.2 million state NOLs to offset our year ended December 31, 2007 federal and state taxable income, which included the $150.0 million in gain recognized from our sale of Evamist®. Utilization of our net operating loss and tax credit carryforwards, or tax attributes, may be subject to substantial annual limitations provided by the Internal Revenue Code and similar state provisions to the extent certain ownership changes are deemed to occur. Such an annual limitation could result in the expiration of the tax attributes before utilization. The tax attributes reflected above have not been reduced by any limitations. To the extent it is determined upon completion of the analysis that such limitations do apply, we will adjust the tax attributes accordingly. We face the risk that our ability to use our tax attributes will be substantially restricted if we undergo an "ownership change" as defined in Section 382 of the U.S. Internal Revenue Code, or Section 382. An ownership change under Section 382 would occur if "5-percent shareholders," within the meaning of Section 382, collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. We have not completed a recent study to assess whether any change of control has occurred or whether there have been multiple changes of control since the Company's formation, due to the significant complexity and cost associated with the study. We have completed studies through October 31, 2014 and concluded no adjustments were required. If we have experienced a change of control at any time since our formation, our NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. A full valuation allowance has been provided against our NOL carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Accordingly, there would be no impact on the consolidated balance sheet or statement of operations.

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

  •
  our ability to obtain marketing authorization for our products in foreign jurisdictions, including authorization from the EC for Qsiva in the EU through the centralized marketing authorization procedure;

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        In November 2006, we entered into a 30-month lease for our former corporate headquarters located at 1172 Castro Street in Mountain View, California, or the Castro Lease. On February 14, 2012, we terminated the lease for our former corporate headquarters effective July 31, 2013. In addition, we have a lease on 4,914 square feet of office space located at 1174 Castro Street, Mountain View, California, or the Expansion Space, which is adjacent to our former corporate headquarters. The lease for the Expansion Space has a term of 60 months commencing March 15, 2012, with an option to extend the term for one year from the expiration of the new lease. This Expansion Space has been subleased commencing on September 1, 2014 for a period of 31 months.

        We entered into a lease effective as of December 11, 2012, for our current principal executive offices, consisting of an approximately 45,240 square foot building, located at 351 East Evelyn Avenue, Mountain View, California, or the Evelyn Lease. The Evelyn Lease has an initial term of approximately 84 months, commencing on May 11, 2013. We have one option to renew the Evelyn Lease for a term of three years at the prevailing market rate. As part of a cost reduction plan, the first floor of the Evelyn Lease has been subleased commencing on May 1, 2014 for a period of 36 months.

        In general, our existing facilities are in good condition and adequate for all present and near-term uses.

        For additional information regarding obligations under operating leases, see Note 16: "Commitments" to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

Item 3.    Legal Proceedings

  Securities Related Class Action and Shareholder Derivative Lawsuits

        The Company, a current officer and a former officer were defendants in a putative class action captioned Kovtun v. VIVUS, Inc., et al., Case No. 4:10-CV-04957-PJH, in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleged violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company's clinical trials and New Drug Application, or NDA, for Qsymia as a treatment for obesity. The Court granted defendants' motions to dismiss both plaintiff's Amended Class Action Complaint and Second Amended Class Action Complaint; by order dated September 27, 2012, the latter dismissal was with prejudice and final judgment was entered for defendants the same day. On October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Following briefing of the appeal, the Court of Appeals held oral argument on January 16, 2015. On January 29, 2015, the Court of Appeals issued a Memorandum decision affirming the District Court's ruling. On February 12, 2015, plaintiff asked the Court of Appeals' panel to rehear the case or for the Court to rehear the case en banc. We cannot predict the outcome of that petition.

        Additionally, certain of the Company's former officers and directors and a current director are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH, pending in the same federal court. In the plaintiff's Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate the federal securities laws as alleged in the Kovtun action. The same individuals are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County, under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. The Company is named as a nominal defendant in these actions, neither of which seeks any recovery from the Company. The parties have agreed to stay the derivative lawsuits pending the outcome of the appeal of the securities class action.

        On July 12, 2013, various current and former officers and directors of the Company were named as defendants in a separate shareholder derivative lawsuit filed in the California Superior Court, Santa Clara County, and captioned Ira J. Gaines IRA, et al. v. Leland F. Wilson, et al., Case No.1-13-CV-249436. The lawsuit generally alleged breaches of the fiduciary duty of care in connection with the launch of Qsymia, breaches of the duty of loyalty and insider trading by some defendants for selling Company stock while purportedly being aware that the Qsymia launch would be less successful than predicted and corporate waste. On March 14, 2014, the Court sustained a demurrer and dismissed the complaint with leave to amend. An order memorializing the Court's ruling was entered March 21, 2014. On April 21, 2014, derivative plaintiffs filed an Amended Shareholder Derivative Complaint alleging substantially similar breaches of duty. On May 21, 2014, the Company filed a demurrer to the Amended Complaint. With that demurrer pending, derivative plaintiffs asked the Court in July 2014 to dismiss the action with prejudice as to the named plaintiffs and otherwise without prejudice. The Court did so by order entered July 17, 2014, and the matter is now concluded.

        On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California's securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company's success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of "at least" $2.8 million, and sought damages and other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal. With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263. The Jasins' federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action. In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. Pursuant to a stipulated briefing and hearing schedule, the motion is currently scheduled for hearing on April 23, 2015. The Company maintains directors' and officers' liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to payment of our self-insured retention and the policies' terms and conditions.

        The Company and the defendant officers and directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

  Qsymia ANDA Litigation

        On May 7, 2014, the Company received a Paragraph IV certification notice from Actavis Laboratories FL indicating that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Qsymia and contending that all six patents listed for Qsymia in the FDA Orange Book (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299 (collectively "patents-in-suit")) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Qsymia as described in their ANDA. On June 12, 2014, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis. The lawsuit (Case No. 14-3786 (FSH)(MAH)) was filed on the basis that Actavis' submission of their ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of Qsymia prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

        In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Actavis, FDA approval of Actavis' ANDA will be stayed until the earlier of (i) up to 30 months from the Company's May 7, 2014 receipt of Actavis' Paragraph IV certification notice (i.e. November 7, 2016) or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. The Company intends to vigorously enforce its intellectual property rights relating to Qsymia, but the Company cannot predict the outcome of this matter.

        The Company received a second Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 8,895,057 and 8,895,058) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, or offer for sale of a generic form of Qsymia. The Company is in the process of evaluating this second notice.

  Janssen Litigation

        On August 22, 2014, the Company was named as a defendant in a complaint filed by Janssen Pharmaceuticals, Inc., or Janssen, in the United States District Court of Delaware. In the complaint, the plaintiff alleged that the Company was infringing U.S. Patent No. 6,071,537, or the'537 patent, by selling Qsymia. The plaintiff sought a permanent injunction enjoining the Company from further infringement and unspecified monetary damages. On August 24, 2014, the Company entered into a Patent Assignment Agreement with Janssen that included assignment of the '537 patent to the Company. As a result, Janssen voluntarily dismissed the lawsuit on August 24, 2014.

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

	Three Months Ended
	March 31	June 30	September 30	December 31
2014
High	$9.80	$6.28	$5.45	$3.89
Low	5.50	4.56	3.32	2.72
2013
High	$15.54	$15.62	$15.40	$11.64
Low	9.95	10.24	9.18	8.00

Stockholders

        As of February 17, 2015, there were 103,882,089 shares of outstanding common stock that were held by 3,121 stockholders of record and no outstanding shares of preferred stock. On February 17, 2015, the last reported sales price of our common stock on the NASDAQ Global Select Market was $2.90 per share.

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

Stock Performance Graph

        The following graph shows a comparison of total stockholder return for holders of our common stock from December 31, 2009 through December 31, 2014 compared with the NASDAQ Composite Index and the RDG SmallCap Pharmaceutical Index. Total stockholder return assumes $100 invested at the beginning of the period in our common stock, the stock represented in the NASDAQ Composite Index and the stock represented by the RDG SmallCap Pharmaceutical Index, respectively. This graph is presented pursuant to SEC rules. We believe that while total stockholder return can be an important indicator of corporate performance, the stock prices of small cap pharmaceutical stocks like VIVUS are subject to a number of market-related factors other than company performance, such as competitive announcements, mergers and acquisitions in the industry, the general state of the economy, and the performance of other medical technology stocks.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among VIVUS, Inc., the NASDAQ Composite Index, and the RDG SmallCap
Pharmaceutical Index

*
$100 invested on 12/31/2009 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

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

Selected Financial Data
(In thousands, except per share data)

Selected Annual Financial Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
Income Statement Data:
Total revenue	$114,181	$81,082	$2,012	$—	$—
Total operating expenses	$164,892	$235,696	$141,917	$47,076	$65,627
Loss from operations	$(50,711)	$(154,614)	$(139,905)	$(47,076)	$(65,627)
Loss from continuing operations	$(82,647)	$(174,946)	$(139,733)	$(47,026)	$(75,434)
Net loss	$(82,647)	$(174,456)	$(139,881)	$(46,140)	$(66,065)
Basic and diluted net loss per share—Continuing operations	$(0.80)	$(1.72)	$(1.42)	$(0.56)	$(0.93)
Balance Sheet Data (at year end):
Working capital	$301,066	$371,934	$220,671	$140,764	$131,781
Total assets	$366,938	$431,796	$264,114	$152,056	$144,286
Long-term debt	$227,783	$213,106	$—	$—	$—
Accumulated deficit	$(743,249)	$(660,602)	$(486,146)	$(346,265)	$(300,125)
Stockholders' equity	$82,518	$153,369	$222,909	$141,084	$132,002

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Form 10-K contain "forward-looking" statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as "may," "believe," "expect," "forecast," "intend," "anticipate," "predict," "should," "planned," "likely," "opportunity," "estimated," and "potential," the negative use of these words or other similar words. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to: (1) our limited commercial experience with Qsymia® in the United States, or U.S.; (2) the timing of initiation and completion of the post-approval clinical studies required as part of the approval of Qsymia by the U.S. Food and Drug Administration, or FDA; (3) the response from the FDA to the data that we will submit relating to post-approval clinical studies; (4) the impact of the indicated uses and contraindications contained in the Qsymia label and the Risk Evaluation and Mitigation Strategy requirements; (5) our ability to continue to certify and add to the Qsymia retail pharmacy network and sell Qsymia through this network; (6) whether the Qsymia retail pharmacy network will simplify and reduce the prescribing burden for physicians, improve access and reduce waiting times for patients seeking to initiate therapy with Qsymia; (7) that we may be required to provide further analysis of previously submitted clinical trial data; (8) our ongoing dialog with the European Medicines Agency, or EMA, relating to our cardiovascular outcomes trial, or CVOT, and the resubmission of an application for the grant of a marketing authorization to the EMA, the timing of such resubmission, if any, the results of the CVOT, assessment by the EMA of the application for marketing authorization, and their agreement with the data from the CVOT; (9) our ability to successfully seek approval for Qsymia in other territories outside the U.S. and European Union, or EU; (10) whether healthcare providers, payors and public policy makers will recognize the significance of the American Medical Association officially recognizing obesity as a disease, or the new American Association of Clinical Endocrinologists guidelines; (11) our ability to successfully commercialize Qsymia including risks and uncertainties related to expansion to retail distribution, the broadening of payor reimbursement, the expansion of Qsymia's primary care presence, and the outcomes of our discussions with pharmaceutical companies and our strategic and franchise-specific pathways for Qsymia; (12) our ability to focus our promotional efforts on health-care providers and on patient education that, along with increased access to Qsymia and ongoing improvements in reimbursement, will result in the accelerated adoption of Qsymia; (13) our ability to eliminate expenses that are not essential to expanding the use of Qsymia and fully realize the anticipated benefits from a cost reduction plan, including the timing thereof; (14) the impact of lower annual net cost savings than currently expected; (15) the impact of a cost reduction plan on our business and unanticipated charges not currently contemplated that may occur as a result of a cost reduction plan; (16) our ability to ensure that the entire supply chain for Qsymia efficiently and consistently delivers Qsymia to our customers; (17) risks and uncertainties related to the timing, strategy, tactics and success of the launches and commercialization of STENDRA® (avanafil) or SPEDRA™ (avanafil) by our sublicensees in the United States, Canada, the EU, Australia, New Zealand, Africa, the Middle East, Turkey, and the Commonwealth of Independent States, including Russia; (18) our ability to successfully complete on acceptable terms, and on a timely basis, avanafil partnering discussions for other territories under our license with Mitsubishi Tanabe Pharma Corporation in which we do not have a commercial collaboration; (19) the timing of the qualification and subsequent approval by regulatory authorities of Sanofi Chimie and Sanofi Winthrop Industrie as a qualified supplier of STENDRA/SPEDRA, Sanofi Chimie's ability to undertake worldwide manufacturing of the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie's ability to undertake worldwide manufacturing of the tablets for avanafil; (20) the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand; (21) our ability to accurately forecast Qsymia demand; (22) our ability to increase Qsymia sales in 2015 through growth in certified retail pharmacies, expansion of reimbursement coverage and the use of a more focused selling message; (23) the number of Qsymia prescriptions dispensed through the mail order system and through certified retail pharmacies; (24) the impact of promotional programs for Qsymia on our net product revenue and net income (loss) in future periods; (25) our history of losses and variable quarterly results; (26) substantial competition; (27) risks related to the failure to protect our intellectual property and litigation in which we are involved or may become involved; (28) uncertainties of government or third-party payor reimbursement; (29) our reliance on sole-source suppliers; (30) our reliance on third parties and our collaborative partners; (31) our failure to continue to develop innovative investigational drug candidates and drugs; (32) risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations; (33) our ability to demonstrate through clinical testing the quality, safety and efficacy of our investigational drug candidates; (34) the timing of initiation and completion of clinical trials and submissions to foreign authorities; (35) the results of post-marketing studies that are not favorable; (36) compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained; (37) the volatility and liquidity of the financial markets; (38) our liquidity and capital resources; (39) our expected future revenues, operations and expenditures; (40) potential change in our business strategy to enhance long-term stockholder value; (41) the impact, if any, of changes to our Board of Directors, the recent appointment of a new Chief Executive Officer and Chief Financial Officer, the resignation of our former President, the decision of our former Chief Financial Officer to exercise his right to terminate his employment for Good Reason (as defined in his Amended and Restated Change of Control and Severance Agreement with the Company, effective as of July 1, 2013) and the assumption of the Chief Commercial Officer's duties and responsibilities by our Chief Executive Officer; and (42) other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, or the Commission, including those set forth in this filing as "Item 1A. Risk Factors."

        All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the year ended December 31, 2014, are not necessarily indicative of the results that may be expected for future fiscal years. The following discussion and analysis should be read in conjunction with our historical financial statements and the notes to those financial statements that are included in Item 8 of Part II of this Form 10-K.

Overview

        VIVUS is a biopharmaceutical company with two therapies approved by the FDA: Qsymia for chronic weight management and STENDRA for erectile dysfunction. STENDRA is also approved by the European Commission, or EC, under the trade name, SPEDRA, for the treatment of erectile dysfunction in the EU.

        Qsymia (phentermine and topiramate extended-release) was approved by the FDA in July 2012, as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adult patients with an initial body mass index (BMI) of 30 or greater (obese), or 27 or greater (overweight) in the presence of at least one weight-related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol (dyslipidemia). Qsymia incorporates a proprietary formulation combining low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. In September 2012, Qsymia became available in the U.S. market through a limited number of certified home delivery networks. In July 2013, Qsymia became available in retail pharmacies through approximately 8,000 Walgreens, Costco and Duane Reade pharmacies nationwide. As of the date of this report, Qsymia is available in over 42,000 certified retail pharmacies nationwide, including all of the major pharmacy chains in the country. We intend to continue to certify and add new pharmacies to the Qsymia retail pharmacy network, including national and regional chains as well as independent pharmacies.

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

        In October 2012, we received a negative opinion from the European Medicines Agency, or EMA, Committee for Medicinal Products for Human Use, or CHMP, recommending refusal of the marketing authorization for the medicinal product QsivaTM in the EU (the approved trade name for Qsymia in the EU) due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We requested that this opinion be re-examined by the CHMP. After re-examination of the CHMP opinion, on February 21, 2013, the CHMP adopted a final opinion that reaffirmed the Committee's earlier negative opinion to refuse the marketing authorization for QsivaTM in the EU. On May 15, 2013, the European Commission issued a decision refusing the grant of marketing authorization for Qsiva in the EU. On September 20, 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, or AQCLAIM, to support the resubmission of an application for a marketing authorization for Qsiva for treatment of obesity in accordance with the EU centralized marketing authorization procedure. We received feedback earlier this year from the EMA and the various competent authorities of the EU Member States associated with review of the AQCLAIM CVOT protocol, and we have recently received feedback from the FDA regarding the amended protocol. As a part of addressing the FDA comments, we are working to ensure that the planned interim analysis will not jeopardize the overall integrity of the study and will support other objectives in both the EU and U.S. We intend to seek regulatory approval for Qsymia in other territories outside the United States and EU and, if approved, to commercialize it through collaboration agreements with third parties.

        Our drug STENDRA, or avanafil, is an oral phosphodiesterase type 5, or PDE5, inhibitor that we have licensed from MTPC. STENDRA was approved by the FDA in April 2012 for the treatment of ED in the United States. In June 2013, the EC adopted a decision granting marketing authorization for SPEDRA (the approved trade name for avanafil in the EU) for the treatment of ED in the EU. In July 2013, we entered into an agreement with the Menarini Group, through its subsidiary Berlin-Chemie AG, or Menarini, under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, as well as Australia and New Zealand. Menarini commenced its commercialization launch of the product in the EU in early 2014, and as of the date of this filing, SPEDRA is commercially available in 23 countries within the territory granted to Menarini pursuant to the license and commercialization agreement.

        In October 2013, we entered into an agreement with Auxilium Pharmaceuticals, Inc., or Auxilium, under which Auxilium received an exclusive license to commercialize and promote STENDRA in the United States and Canada. On the same date, we also entered into a supply agreement with Auxilium, whereby VIVUS will supply Auxilium with STENDRA drug product for commercialization. Auxilium began commercializing STENDRA in the U.S. market in December 2013. In January 2015, Auxilium was purchased by Endo International, plc, or Endo.

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

        Under the license agreements with Menarini, Auxilium and Sanofi, avanafil is expected to be commercialized in over 100 countries worldwide. For all three license agreements collectively, if all of the milestone payments are achieved, we could earn up to approximately $461.0 million in addition to royalty revenue. Through December 31, 2014, we have received approximately $105.9 million in license, royalty and milestone payments. In addition, we are currently in discussions with potential collaboration partners to market and sell STENDRA for our other territories in which we do not currently have a commercial collaboration.

        On September 18, 2014, the FDA approved a supplemental new drug application (sNDA) for STENDRA®. STENDRA is now the only FDA-approved ED medication indicated to be taken as early as approximately 15 minutes before sexual activity. On January 23, 2015, the European Commission (EC) adopted the commission implementing decision amending the marketing authorization for SPEDRA (avanafil). SPEDRA is now the first and only erectile dysfunction (ED) medication approved in the EU that is indicated to be taken as needed approximately 15 to 30 minutes before sexual activity.

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

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition

  Product Revenue

        We recognize product revenue from the sales of Qsymia when: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue from sales transactions where the customer has the right to return the product is recognized at the time of sale only if: (i) our price to the customer is substantially fixed or determinable at the date of sale, (ii) the customer has paid us, or the customer is obligated to pay us and the obligation is not contingent on resale of the product, (iii) the customer's obligation to us would not be changed in the event of theft or physical destruction or damage of the product, (iv) the customer acquiring the product for resale has economic substance apart from that provided by us, (v) we do not have significant obligations for future performance to directly bring about resale of the product by the customer, and (vi) the amount of future returns can be reasonably estimated.

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

        Other product revenue allowances include certain prompt pay discounts and allowances offered to our customers, program rebates and chargebacks. These product revenue allowances are recognized as a reduction of revenue or as a selling expense at the later of the date at which the related revenue is recognized or the date at which the allowance is offered. We also offer discount programs to patients. Calculating certain of these items involves estimates and judgments based on sales or invoice data, contractual terms, utilization rates, new information regarding changes in these programs' regulations and guidelines that would impact the amount of the actual rebates or chargebacks. We review the adequacy of product revenue allowances on a quarterly basis. Amounts accrued for product revenue allowances are adjusted when trends or significant events indicate that adjustment is appropriate and to reflect actual experience.

        The following table summarizes the activity in the accounts related to Qsymia product revenue allowances (in thousands):

	Discount programs	Wholesaler/ Pharmacy fees	Cash discounts	Rebates/ Chargebacks	Total
Balance at January 1, 2012	$—	$—	$—	$—	$—
Current provision related to sales made during current period*	—	(577)	(57)	—	(634)
Payments	—	434	—	—	434

Balance at December 31, 2012	—	(143)	(57)	—	(200)
Current provision related to sales made during current period*	(8,801)	(5,070)	(1,050)	(280)	(15,201)
Payments	8,099	3,789	973	201	13,062

Balance at December 31, 2013	(702)	(1,424)	(134)	(79)	(2,339)
Current provision related to sales made during current period*	(17,579)	(6,973)	(1,712)	(2,110)	(28,374)
Payments	17,418	7,393	1,696	1,752	28,259

Balance at December 31, 2014	$(863)	$(1,004)	$(150)	$(437)	$(2,454)

*
Current provision related to sales made during current period includes $24.6 million, $14.2 million and $630,000 for product revenue allowances related to revenue recognized during the years ended December 31, 2014, 2013 and 2012, respectively. The remaining amounts for the respective years were recorded on the consolidated balance sheets as deferred revenue at the end of each period.

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

        We will continue to recognize revenue for Qsymia based upon prescription sell-through until we have sufficient historical information to reliably estimate returns. As of December 31, 2014, we have recorded deferred revenue of $16.4 million related to shipments of Qsymia, which represents product shipped to our customers, but not yet dispensed to patients through prescriptions. A corresponding accounts receivable is also recorded for this amount, as the payments from customers are not contingent upon the sale of product to patients.

  Supply Revenue

        We recognize supply revenue from the sales of STENDRA or SPEDRA when the four basic revenue recognition criteria described above are met. We produce STENDRA or SPEDRA through a contract manufacturing partner and then sell it through our commercialization partners. As the primary responsible party in the commercial supply arrangements, we bear significant risk in the fulfillment of the obligations, including risks associated with manufacturing, regulatory compliance and quality assurance, as well as inventory, financial, and credit loss. As such, we recognize supply revenue on a gross basis as principal party in the arrangements. Our commercialization partners for STENDRA or SPEDRA sell the product through their distribution channels to patients. Under our product supply agreements, as long as product meets specified product dating criteria at the time of shipment to the partner, our commercialization partners do not have a right of return or credit for expired product. As such, we are able to recognize revenue for products that meet this criteria at the time of shipment. However, for certain initial product supply orders under our agreements, we supplied products which did not meet the commercialization partners' criteria. Given STENDRA or SPEDRA's long 48-month shelf life and lack of selling history, we have not been able to reliably estimate expected returns of product at the time of shipment for these initial orders. Therefore, for these orders, revenue was initially deferred and we recognize revenue when units are dispensed to patients through prescriptions, at which point the product is not subject to return. We obtain the prescription shipment data from our commercialization partners to determine the amount of revenue to recognize. We had $1.5 million in deferred revenue related to STENDRA or SPEDRA product supply as of December 31, 2014.

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

        ASC Topic 605-28, Revenue Recognition—Milestone Method, or ASC 605-28, established the milestone method as an acceptable method of revenue recognition for certain contingent, event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event: (i) that can be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, (ii) for which there is substantive uncertainty at the date the arrangement is entered into that the event will be achieved, and (iii) that would result in additional payments being due to us. The determination that a milestone is substantive requires judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either our performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from our performance to achieve the milestone, (ii) relates solely to past performance, and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

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

        We use the Black-Scholes option pricing model to estimate the fair value of the share-based awards as of the grant date. The Black-Scholes model, by its design, is highly complex, and dependent upon key data inputs estimated by management. The primary data inputs with the greatest degree of judgment are the estimated lives of the share-based awards and the estimated volatility of our stock price. The Black-Scholes model is highly sensitive to changes in these two data inputs. The expected term of the options represents the period of time that options granted are expected to be outstanding and is derived by analyzing the historical experience of similar awards, giving consideration to the contractual terms of the share-based awards, vesting schedules and expectations of future employee behavior. We determine expected volatility using the historical method, which is based on the daily historical trading data of our common stock over the expected term of the option. Management selected the historical method primarily because we have not identified a more reliable or appropriate method to predict future volatility. For more information about our share-based payments, see Note 15: "Stock Option and Purchase Plans" to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

        Financial instruments include cash equivalents, available-for-sale securities, accounts receivable, accounts payable and accrued liabilities. Available-for-sale securities are carried at estimated fair value. The carrying value of cash equivalents, accounts payable and accrued liabilities approximate their estimated fair value due to the relatively short nature of these instruments. As of December 31, 2014, our cash and cash equivalents and available-for-sale securities measured at fair value on a recurring basis totaled $216.4 million.

        All of our cash and cash equivalents and available-for-sale securities are in cash, money market instruments and U.S. Treasury securities at December 31, 2014, and these are classified as Level 1. The valuation techniques used to measure the fair values of these financial instruments were derived from quoted market prices, as substantially all of these instruments have maturity dates, if any, within one year from the date of purchase and active markets for these instruments exist.

        In May 2013, we closed on an offering totaling $250.0 million in Convertible Notes. The fair value of the liability component of the Convertible Notes, excluding the conversion feature, was derived using a binomial lattice model, or Level 3 inputs. To arrive at the appropriate risk adjusted rate, or market yield, for the Convertible Notes, we performed (i) a synthetic credit rating analysis estimating the issuer level credit rating of the Company using a regression model, (ii) research on appropriate market yields using option adjusted spread indications for similar credit ratings, and (iii) considered the market yield implied for the Convertible Notes from a binomial lattice model. Using these inputs, the initial fair value of the liability component of the Convertible Notes was estimated at $154.7 million. The Convertible Notes are described further below and in Note 13: "Long-Term Debt" to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

        Debt instruments are initially recorded at fair value, with coupon interest and amortization of debt issuance discounts recognized in the statements of operations as interest expense at each period end while such instruments are outstanding. If we issue shares to discharge the liability, the debt obligation is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares.

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

Accounts Receivable, Allowances for Doubtful Accounts and Cash Discounts

        We extend credit to our customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. We offer cash discounts to our customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. We account for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts we expect our customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts. There is no allowance for doubtful accounts at December 31, 2014 or 2013.

Non-Recurring Charges

        Our non-recurring charges consist of proxy contest expenses and charges from cost reduction plans, including employee severance, one-time termination benefits and ongoing benefits related to the reduction of our workforce, facilities and other exit costs. Liabilities for costs associated with a cost reduction activity are recognized when the liability is incurred, as opposed to when management commits to a cost reduction plan. In addition, liabilities associated with cost reduction activities are measured at fair value. One-time termination benefits are expensed at the date we notify the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when cost reduction activities are probable and the benefit amounts are estimable. Other costs primarily consist of legal, consulting, and other costs related to employee terminations and are expensed when incurred. Expenses related to termination benefits are calculated in accordance with the VIVUS, Inc. Amended and Restated Change in Control and Severance Agreement or the termination benefits plan, as applicable.

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

        We assess the likelihood that we will be able to recover our deferred tax assets. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that we will recover our deferred tax assets, we will increase our provision for taxes by recording a valuation allowance against the deferred tax assets that we estimate will not ultimately be recoverable. As a result of our analysis of all available evidence, both positive and negative, as of December 31, 2014, it was considered more likely than not that our deferred tax assets would not be realized. However, should there be a change in our ability to recover our deferred tax assets, we would recognize a benefit to our tax provision in the period in which we determine that it is more likely than not that we will recover our deferred tax assets.

Contingencies and Litigation

        We are periodically involved in disputes and litigation related to a variety of matters. When it is probable that we will experience a loss, and that loss is quantifiable, we record appropriate reserves. We record legal fees and costs as an expense when incurred.

RESULTS OF OPERATIONS

        For the year ended December 31, 2014, net loss was $82.6 million, or $0.80 net loss per share, compared to net loss of $174.5 million, or $1.72 net loss per share for the year ended December 31, 2013, and a net loss of $139.9 million, or $1.42 net loss per share for the year ended December 31, 2012. The decrease in net loss in 2014, as compared to 2013, is primarily attributable to a decrease in total operating expenses and increases in product, royalty and supply revenue, partially offset by decreases in license and milestone revenue. The increase in net loss in 2013, as compared to 2012, is primarily attributable to increased selling and marketing expenses related to commercialization activities for Qsymia and $32.7 million in non-recurring charges in connection with our 2013 Annual Meeting of Stockholders and related severance charges, including $14.1 million of non-cash share-based compensation expense. The net loss for the year ended December 31, 2013, also included higher interest expense related to the debt financings as described below under Contractual Obligations, entered into in April and May of 2013, and a total charge of $10.2 million for Qsymia inventories on hand in excess of demand, plus a purchase commitment fee for Qsymia. These increases were partially offset by license revenue of $55.8 million and increased product and supply revenue of $23.2 million.

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

        Net Qsymia product revenue was $45.3 million for the year ended December 31, 2014, $23.7 million for the year ended December 31, 2013, and $2.0 million for the year ended December 31, 2012. Currently, Qsymia is only approved for sale in the U.S.; therefore, all net product revenue for Qsymia to date has been earned in the U.S.

        The following table reconciles gross Qsymia product revenue to net Qsymia product revenue for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Gross Qsymia product revenue	$69,870	$37,897	$2,642
Discount programs	(16,140)	(8,801)	—
Wholesaler/Pharmacy fees	(4,970)	(4,348)	(577)
Cash discounts	(1,373)	(750)	(53)
Rebates/Chargebacks	(2,110)	(280)	—

Net product revenue	$45,277	$23,718	$2,012

        For the year ended December 31, 2014, approximately 534,000 Qsymia prescriptions were dispensed, as compared to approximately 373,000 in 2013 and approximately 31,000 in 2012. Approximately 60% of our total prescriptions for the year ended December 31, 2014, included either a free good or discount offer, with approximately 109,000 of those prescriptions dispensed as free goods. In comparison, for the year ended December 31, 2013, approximately 52% of our total prescriptions included either a free good or discount offer, with approximately 102,000 of those prescriptions dispensed as free goods, and for the year ended December 31, 2012, approximately 7,000, or 24%, of our total prescriptions were dispensed as free goods.

        At December 31, 2014, we had Qsymia deferred revenue of $16.4 million, which represents Qsymia product shipped to wholesalers, certified retail pharmacies and certified home delivery pharmacy services networks, but not yet dispensed to patients through prescriptions, net of prompt-payment discounts.

  License and milestone revenue

        During 2013, we entered into license and commercialization agreements and commercial supply agreements with the Menarini Group, through its subsidiary Berlin-Chemie AG, or Menarini, Auxilium Pharmaceuticals, Inc., or Auxilium, and Sanofi and its affiliate, or Sanofi, to commercialize and promote STENDRA or SPEDRA in their respective territories. Menarini's territory is comprised of over 40 European countries, including the EU, as well as Australia and New Zealand. Auxilium's territory is comprised of the United States and Canada and their respective territories. In January 2015, Auxilium was purchased by Endo International, plc. Sanofi's territory is comprised of Africa, the Middle East, Turkey and Eurasia.

        For the year ended December 31, 2014, we recognized $38.6 million in license and milestone revenue primarily attributable to milestone payments related to product launches in certain EU countries, the approval of the Time-to-Onset Claim in the U.S. and the delivery of the license rights and related know-how under our agreement with Sanofi. For the year ended December 31, 2013, we recognized $55.8 million in license and milestone revenue, primarily due to the delivery of license rights and related know-how under the license agreements with Auxilium and Menarini, and the achievement of a regulatory milestone in Europe. We had no license and milestone revenue for the year ended December 31, 2012. As of December 31, 2014, $10.4 million in prepayments for future royalties on sales of SPEDRA was deferred.

        For further discussion on the revenue from our above-mentioned license and commercialization agreements, refer to Note 12: "License, Commercialization and Supply Agreements" to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

        For geographic information with respect to license and milestone revenue, see Note 18: "Segment Information and Concentration of Customers and Suppliers—Geographic Information" to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

  Net STENDRA/SPEDRA supply revenue

        We began distributing STENDRA or SPEDRA tablets to our commercialization partners in December 2013. Auxilium launched the commercialization of STENDRA in the U.S. and Canada in December 2013. Menarini launched the commercialization of SPEDRA in the EU-5 (France, Germany, Italy, Spain and the United Kingdom) in the first half of 2014, and the product is available in retail in about 23 countries in the Menarini territory. In addition, we began selling avanafil API to Sanofi in December 2013, to support their technology transfer to qualify as a second supplier for avanafil API and tablets.

        Net STENDRA or SPEDRA supply revenue recognized for the years ended December 31, 2014 and 2013, was $26.5 million and $1.5 million, respectively. We had no STENDRA or SPEDRA supply revenue for the year ended December 31, 2012. As of December 31, 2014, $1.5 million of STENDRA or SPEDRA supply revenue had been deferred until the product has met all required specifications and the related title and risk of loss and damages have been transferred to our commercialization partners.

        For geographic information with respect to STENDRA/SPEDRA supply revenue, see Note 18: "Segment Information and Concentration of Customers and Suppliers—Geographic Information" to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

  Royalty revenue

        Royalty revenue was $3.8 million for the year ended December 31, 2014, primarily attributable to commercialization agreements with Menarini and Auxilium that we entered into during the second half of 2013, for which we earn royalties based upon a certain percentage of net sales reported by commercialization partners. We did not record royalty revenue in 2013 or 2012 as there were no net sales reported by our commercialization partners.

  Cost of goods sold

        Total cost of goods sold was $33.4 million, $4.9 million and $187,000 for the years ended December 31, 2014, 2013 and 2012, respectively. Cost of goods sold related to Qsymia was $7.2 million, $2.8 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, and costs related to STENDRA or SPEDRA was $26.2 million and $2.1 million for the years ended December 31, 2014 and 2013, respectively. Cost of goods sold for Qsymia dispensed to patients includes the inventory costs of APIs, third-party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Cost of goods sold for STENDRA or SPEDRA shipped to our commercialization partners includes the inventory costs of purchased tablets, freight, shipping and handling costs. The cost of goods sold associated with deferred revenue on Qsymia and STENDRA or SPEDRA product shipments is recorded as deferred costs, which are included in inventories in the consolidated balance sheets, until such time as the deferred revenue is recognized.

  Selling, general and administrative

				% Change Increase/(Decrease)
	Years Ended December 31,
				2014 vs 2013	2013 vs 2012
	2014	2013	2012
	(In thousands, except percentages)
Selling and marketing	$72,330	$94,841	$66,589	(24)%	42%
General and administrative	39,209	63,394	43,076	(38)%	47%

Total selling, general and administrative expenses	$111,539	$158,235	$109,665	(30)%	44%

        Selling and marketing expenses decreased by $22.5 million, or 24% for the year ended December 31, 2014, as compared to the year ended December 31, 2013. The decrease was primarily due to lower selling and marketing activities for Qsymia, as a result of our more targeted and focused spending on marketing and promotional activities in 2014. The increase in selling and marketing expenses in 2013, as compared to 2012, was due primarily to increased Qsymia commercialization expenses, including higher marketing expenses of $11.6 million and higher selling expenses of $16.7 million. The commercialization of Qsymia launched in late September 2012, and fiscal year 2013 was the first full year of commercial promotional activities.

        General and administrative expenses decreased by $24.2 million, or 38% for the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to factors attributable to our cost-cutting initiatives, including reduction in headcount and other employee costs, including share-based compensation expense, and lower spending on professional fees and other corporate activities. The increase in general and administrative spending for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to incremental increases in corporate expenses of $10.7 million, medical affairs-related expenses of $6.1 million, and increased non-cash share-based compensation expense of $3.5 million.

  Research and development

				% Change Increase/(Decrease)
	Years Ended December 31,
				2014 vs 2013	2013 vs 2012
Drug Indication/Description	2014	2013	2012
	(In thousands, except percentages)
Qsymia for obesity	$4,457	$10,520	$10,729	(58)%	(2)%
STENDRA for ED	2,356	8,391	8,601	(72)%	(2)%
Other projects	30	314	1,662	(90)%	(81)%
Share-based compensation	1,177	2,361	3,487	(50)%	(32)%
Overhead costs*	5,773	8,091	7,586	(29)%	7%

Total research and development expenses	$13,793	$29,677	$32,065	(54)%	(7)%

*
Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

        The decrease in total research and development expenses in 2014, as compared to 2013, was due primarily to the completion of various product studies, including the STENDRA 15-minute and spermatogenesis studies. Other factors that favorably impacted research and development expenses include (i) a decrease due to the timing of Qsymia study activities, known as the AQCLAIM study, and (ii) decreases in employee costs (including share-based compensation expense), external staffing and consulting fees, other project costs and overhead costs, most of which were attributable to a cost reduction plan.

        The decrease in total research and development expenses for the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily due to decreases in share-based compensation expense and other project costs.

        We estimate the AQCLAIM study will cost between $180.0 and $220.0 million and the study could take as long as five to six years to complete. We submitted a request for Scientific Advice to the EMA regarding use of a pre-specified interim analysis from AQCLAIM to support the resubmission of an application for a marketing authorization for Qsiva for obesity in accordance with the EU centralized marketing authorization procedure. We received feedback earlier this year from the EMA and various competent authorities of the EU Member States associated with review of the AQCLAIM CVOT protocol, and we have recently received feedback from the FDA regarding the amended protocol. As a part of addressing the FDA comments, we are working to ensure that the planned interim analysis will not jeopardize the overall integrity of the study and will support other objectives in both the EU and U.S.

        There will be additional research and development expenses for post-approval studies related to Qsymia. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies.

  Inventory impairment and other non-recurring charges

        Inventory impairment and other non-recurring charges for the years ended December 31, 2014 and 2013 consist of (in thousands):

	Years Ended December 31,
	2014	2013
Inventory impairment	$2,170	$10,225
Patent settlement	1,949	—
Share-based compensation	343	14,072
Proxy contest expenses	—	8,863
Employee severance and related costs	1,711	8,546
Operating lease termination costs	—	1,210

Total inventory impairment and other non-recurring expense	$6,173	$42,916

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories, which are valued using a weighted average cost method calculated for each production batch. We periodically evaluate the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation, for the year ended December 31, 2014, we recorded a charge of $2.2 million for finished goods and certain non-API raw materials on hand in excess of demand, and, for the year ended December 31, 2013, we recognized a total charge of $10.2 million for Qsymia inventories on hand in excess of demand, plus a purchase commitment fee. No charge was required and none was taken for the year ended December 31, 2012.

        In September 2014, we paid $5.0 million in connection with the transfer and assignment of certain patents from Janssen Pharmaceuticals, Inc. Of the $5.0 million, approximately $1.9 million was recognized as a non-recurring expense for the year ended December 31, 2014, as it related to a legal settlement. The remaining balance of approximately $3.1 million is recorded as an intangible asset and being amortized as cost of goods sold over the period in which we expect to benefit from the patents through their expiration dates. Of the $3.1 million, $0.3 million was recorded in cost of goods sold in 2014, and the remaining $2.8 million is included in non-current assets on the consolidated balance sheet and will be amortized over an estimated remaining life of approximately 5.25 years.

        In the fourth quarter of 2013, we announced a cost reduction plan, which resulted in a 17% reduction in our workforce and incurred certain expenses associated with facilities lease costs. Most of the costs associated with these events were recognized in the fourth quarter of 2013. For the year ended December 31, 2014, non-recurring charges included $0.3 million in share-based compensation and $1.7 million in employee termination costs. At December 31, 2014, we had remaining liabilities of $3.8 million related to this cost reduction plan, which we expect to pay through 2020.

        For the year ended December 31, 2013, non-recurring charges included $14.1 million in share-based compensation related to the automatic acceleration of vesting of unvested stock options held by certain of our employees, as a result of the settlement agreement we entered into with First Manhattan Company in connection with a proxy contest related to our 2013 Annual Meeting of Stockholders and the reduction in force announced in November 2013, $8.5 million in employee termination costs related to the proxy contest and reduction in force, $8.9 million in proxy contest expenses, including approximately $2.9 million of out-of-pocket expenses that were reimbursed to First Manhattan Company, and $1.2 million in facilities and other lease exit costs.

        There were no inventory impairment and other non-recurring charges for the year ended December 31, 2012.

  Interest and other expense (income)

        Interest and other expense (income) consists primarily of interest expense and the amortization of issuance costs from our Convertible Notes and Senior Secured Notes and the amortization of the debt discount on the Convertible Notes. Interest expense (income) was $32.5 million for the year ended December 31, 2014, compared with $19.5 million for the year ended December 31, 2013. The increase in interest expense (income) for the year ended December 31, 2014, compared with the same period in 2013, was primarily due to the timing of the issuance of our Convertible Senior Notes of $250.0 million, which closed in May 2013, and the issuance of our Senior Secured Notes of $50.0 million, which closed in April 2013, which consequently impacted 2014 for a full year but for only a partial year in 2013. Interest expense was negligible for the year ended December 31, 2012. Other expense and income were not significant.

  (Benefit from) Provision for income taxes

        We recorded a net benefit from income taxes for the year ended December 31, 2014, of $629,000, as compared to a provision for income taxes of $97,000 and $27,000 for the years ended December 31, 2013 and 2012, respectively. The reduction in tax expense in 2014 as compared to 2013 primarily relates to favorable settlements with state tax authorities, as discussed below, partially offset by tax liabilities in some states. The increase in tax expense in 2013 as compared to 2012 relates to increased tax liabilities in certain states in which we operate.

        The tax benefits for the year ended December 31, 2014 primarily relates to tax liabilities in certain states, offset by a tax refund received from the State of New Jersey as a result of a settlement of an audit and acceptance of a refund claim for the tax year ended December 31, 2007 amounting to $462,000 (including interest) and a reduction of the Company's unrecognized tax benefits as a result of the California Franchise Tax Board audit that was favorably settled amounting to approximately $208,000. The tax provision for the year ended December 31, 2013 relates to state tax liabilities.

Discontinued operations

        On November 5, 2010, we completed the sale of the MUSE product to Meda AB. For the years ended December 31, 2013 and 2012, we recorded some minor adjustments related to the MUSE disposition, primarily adjustments to our sales reserves for accrued product returns. No adjustments related to the MUSE disposition were made for the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Continuing Operations

        Cash.    Cash, cash equivalents and available-for-sale securities totaled $299.6 million at December 31, 2014, as compared to $343.3 million at December 31, 2013. The decrease of $43.7 million is primarily due to cash used in the funding of our operations. In 2014, we received payments for license and milestone revenue of $35.3 million. In April 2013, we received a net amount of $48.4 million through the sale of a debt-like instrument to BioPharma Secured Investments III Holdings Cayman LP, or the Senior Secured Notes. On May 21, 2013, we closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020, or the Convertible Notes. On May 29, 2013, we closed on an additional $30.0 million of Convertible Notes upon the exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million. In addition, in 2013, we received upfront payments totaling $26.6 million, net of withholding taxes, under the license agreement with Menarini, $30.0 million under the license agreement with Auxilium and $5.0 million under the license agreement with Sanofi.

        Since inception, we have financed operations primarily from the issuance of equity, debt and debt-like securities. Through December 31, 2014, we have raised approximately $931.1 million from financing activities, received $150 million from the sale of Evamist, received a total of $105.9 million in license, royalty and milestone payments related to the STENDRA or SPEDRA license and commercialization agreements, and had an accumulated deficit of $743.2 million at December 31, 2014.

        At December 31, 2014, we had $83.2 million in cash and cash equivalents and $216.4 million in available-for-sale securities. We invest our excess cash balances in money market and U.S. government securities, in accordance with our investment policy. At December 31, 2014, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds. Our investment policy has the primary investment objectives of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

        Accounts receivable (net of allowance for cash discounts) at December 31, 2014, was $11.6 million, as compared to $12.2 million at December 31, 2013. Currently, we do not have any significant concerns related to accounts receivable or collections. As of February 6, 2015, we had collected 96% of the accounts receivable outstanding at December 31, 2014.

        Liabilities.    Total liabilities were $284.4 million at December 31, 2014, compared to $278.4 million at December 31, 2013. The increase in total liabilities was primarily due to timing differences in our various liability accounts.

  Summary Cash Flows

	Years Ended December 31,
	2014	2013	2012
	(in thousands)
Cash provided by (used for):
Operating activities	$(38,105)	$(135,325)	$(131,916)
Investing activities	15,893	(90,121)	(54,597)
Financing activities	2,124	270,103	205,564

        Operating Activities.    Our operating activities used $38.1 million, $135.3 million and $131.9 million of cash during the years ended December 31, 2014, 2013 and 2012, respectively.

        The decrease in cash used from operating activities in 2014, compared to 2013, was primarily due to higher net product revenue from sales of Qsymia, royalty and supply revenue from sales of STENDRA, partially offset by lower license and milestone revenue from the license and commercialization agreements for STENDRA or SPEDRA, and lower operating expenses, primarily attributable to a cost reduction plan initiated in the fourth quarter of 2013, conclusion of various clinical studies, and more targeted and focused spending on marketing and promotional activities. These factors were partially offset by changes in assets and liabilities for the year ended December 31, 2014, compared with the same period in 2013.

        During the year ended December 31, 2014, our net operating loss from continuing operations of $82.6 million was offset by $15.9 million in amortization of debt issuance costs and discounts, $9.8 million in non-cash share-based compensation expense and $2.2 million due to an inventory impairment charge for Qsymia. Additional cash used in operating activities was due to decreases in deferred revenue due to recognition of revenue for Qsymia and STENDRA, partially offset by decreases in inventories due to increased shipments of Qsymia and STENDRA and prepaid expenses and other assets due mainly to a withholding tax receivable in the prior year which was collected in 2014.

        During the year ended December 31, 2013, our net operating loss from continuing operations of $174.9 million was offset by $32.4 million in non-cash share-based compensation expense due to increased headcount and the automatic acceleration of vesting of unvested stock options held by certain employees as a result of the settlement agreement we entered into with First Manhattan Company and the termination benefits plan, $8.4 million in amortization of debt issuance costs and discounts, and $7.5 million due to an inventory impairment charge for Qsymia. Additional cash used in operating activities resulted from changes in assets and liabilities during the period, including a net $30.2 million increase in inventories, primarily for Qsymia and STENDRA, an increase of $26.5 million in deferred revenue mainly due to the license and commercialization agreements with Menarini and Sanofi for SPEDRA, as well as Qsymia deferred product revenue, and a decrease in accounts payable of $14.8 million during the year ended December 31, 2013, due to the timing of activities and vendor payments.

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

        Investing Activities.    Our investing activities provided $15.9 million for the year ended December 31, 2014 and used $90.1 million and $54.6 million in cash during the years ended December 31, 2013 and 2012, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturities of investment securities.

        Financing Activities.    Financing activities provided cash of $2.1 million, $270.1 million and $205.6 million during the years ended December 31, 2014, 2013 and 2012, respectively. Cash provided by financing activities for the year ended December 31, 2014 consisted of cash received for the exercise of stock options and purchases of stock under the employee stock purchase plan. For the year ended December 31, 2013, net cash provided by financing activities included $290.2 million in net proceeds from debt issuances, partially offset by $34.7 million in payments for capped call transactions. For the year ended December 31, 2012, cash provided by financing activities included $192.0 million in net proceeds from an underwritten public offering of our common stock.

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

Contractual Obligations

        The following table summarizes our contractual obligations at December 31, 2014, excluding amounts already recorded on our consolidated balance sheet as accounts payable or accrued liabilities, and the effect such obligations are expected to have on our liquidity and cash flow in future fiscal years. This table includes our enforceable, non-cancelable, and legally binding obligations and future commitments as of December 31, 2014. The amounts below do not include contingent milestone payments or royalties, and assume the agreements and commitments will run through the end of terms, as such no early termination fees or penalties are included herein:

	Payments Due by Period
Contractual obligations	Total	2015	2016 - 2018	2019 - 2020	Thereafter
	(in thousands)
Operating leases	$11,025	$2,156	$6,144	$2,725	$—
Purchase obligations:
Manufacturing agreements	74,091	37,317	36,774	—	—
Other agreements	29,968	29,968	—	—	—
Notes payable	300,000	10,459	39,541	250,000	—
Interest payable	76,575	18,791	40,909	16,875	—

Total contractual obligations	$491,659	$98,691	$123,368	$269,600	$—

  Operating Leases

        In November 2006, we entered into a 30-month lease for our former corporate headquarters located at 1172 Castro Street in Mountain View, California, or the Castro Lease. On February 14, 2012, we terminated the lease for our former corporate headquarters effective July 31, 2013. In addition, we have a lease on 4,914 square feet of office space located at 1174 Castro Street, Mountain View, California, or the Expansion Space, which is adjacent to our former corporate headquarters. The average base rent for the Expansion Space is approximately $2.75 per square foot or $13,513 per month. The lease for the Expansion Space has a term of 60 months commencing March 15, 2012, with an option to extend the term for one year from the expiration of the new lease. Commencing on September 1, 2014, we subleased the expansion space for a term of 31 months at a starting annual rental rate of $53 per square feet (subject to agreed increases). The sublessee is entitled to abatement of the first monthly installment.

        We entered into a lease effective as of December 11, 2012, for new principal executive offices, consisting of an approximately 45,240 square foot building, located at 351 East Evelyn Avenue, Mountain View, California, or the Evelyn Lease. The Evelyn Lease has an initial term of approximately 84 months, commencing on May 11, 2013, at a starting annual rental rate of $31.20 per rentable square foot (subject to agreed increases). We are entitled to an abatement of the monthly installments of rent for months seven through 12 of the initial term subject to the conditions detailed in the Evelyn Lease. We have one option to renew the Evelyn Lease for a term of three years at the prevailing market rate as detailed in the Evelyn Lease. In addition, we have a one-time right to accelerate the termination date of the Evelyn Lease from the expiration of the 84th full calendar month of the term to the expiration of the 60th full calendar month of the term, subject to the conditions detailed in the Evelyn Lease. If this acceleration of the termination date is exercised, the following will be payable to the landlord: (i) six months of the monthly installments of rent and our proportionate share of expenses and taxes subject to the fifth lease year; and (ii) the unamortized portion of all of the leasing commissions and legal fees, the initial alterations, and the landlord's allowance towards the cost of performing the initial alterations. Commencing on May 1, 2014, we subleased a portion of our Evelyn Lease consisting of approximately 14,105 square feet of space for a term of 36 months at a starting annual rental rate of $42 per square feet (subject to agreed increases). The sublessee is entitled to abatement of monthly installments of rents for months one through four. Upon the completion of the sublease for this space, the Company expects to either find usage or to locate a suitable sublessee for the duration of the Company's Evelyn Lease.

        For additional information regarding obligations under operating leases, see Note 16: "Commitments" to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

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

          Manufacturing agreements

        We have no purchase commitments for raw material supplies for Qsymia at December 31, 2014. In July 2012, we entered into a manufacturing agreement with Catalent Pharma Solutions, LLC, or Catalent, to supply commercial inventory for Qsymia beginning in 2012 and ending in 2016. Our remaining commitment under this agreement is to complete open purchase orders with Catalent for the production of Qsymia and for process improvement projects, which totaled approximately $1.9 million at December 31, 2014.

        The API and the tablets for STENDRA/SPEDRA (avanafil) are currently manufactured by MTPC. There are no minimum purchase obligations for STENDRA/SPEDRA under our agreements with MTPC. We have placed orders with MTPC for avanafil product testing and finished goods, and our remaining commitment under these purchase obligations at December 31, 2014, totaled $21.1 million.

        On July 31, 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie pursuant to which they will manufacture and supply the API for our drug avanafil. On November 18, 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie pursuant to which they will manufacture and supply the avanafil tablets. We have minimum purchase commitments under these agreements to purchase API materials from 2014 through 2018, and to purchase tablets from 2015 through 2019. Our minimum purchase commitments under these agreements in addition to open purchase orders totaled approximately $48.5 million as of December 31, 2014.

        We also have open purchase orders with other third parties to perform manufacturing-related services on our behalf and, at December 31, 2014, our remaining commitment under these purchase obligations totaled $2.6 million.

          Other agreements

        On May 22, 2012, we entered into a Dedicated Sales Team Agreement, or the Sales Team Agreement, with PDI, Inc., or PDI, to provide us with promotional and commercialization support services for Qsymia. The Sales Team Agreement was effective beginning on July 30, 2012, and, on December 4, 2014, we extended the term of the agreement through December 31, 2015. Under the terms of the Sales Team Agreement, PDI provides us with full-time sales representatives, three full-time field liaison managers, and one full-time account manager. In addition, under the Sales Team Agreement, PDI provides us with program personnel to collect and capture physician information, including physician target call plan reach and frequency, deactivation information related to physician accounts and physician's behavioral or attitudinal response. As of December 31, 2014, our total obligation under the Sales Team Agreement is $27.1 million, including primarily compensation costs and administrative service fees.

        We have entered into various agreements with clinical consultants, investigators, clinical suppliers and clinical research organizations to perform clinical trial management and clinical studies on our behalf and, at December 31, 2014, our remaining commitment under these agreements totaled $2.9 million. We make payments to these providers based upon the number of patients enrolled and the length of their participation in the trials. These obligations, however, are contingent on future events, e.g., the rate of patient accrual in our clinical trials. Although all of these contracts could be cancelled by us, this amount represents the remaining contractual amounts that would be due in case of cancellation as of December 31, 2014, which are not included in our consolidated balance sheet at that date.

  Notes Payable and Interest Payable

          Convertible Senior Notes Due 2020

        On May 21, 2013, we closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020, or the Convertible Notes. The Convertible Notes are governed by an indenture, dated as of May 21, 2013, between the Company and Deutsche Bank National Trust Company, as trustee. On May 29, 2013, we closed on an additional $30.0 million of Convertible Notes upon exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2019, only under certain conditions. On or after November 1, 2019, holders may convert all or any portion of their Convertible Notes at any time at their option at the conversion rate then in effect, regardless of these conditions. Subject to certain limitations, we will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. For the years ended December 31, 2014 and 2013, total interest expense related to the Convertible Notes was $25.0 million and $14.3 million, respectively, including amortization of $14.7 million and $8.2 million of the debt discount and $784,000 and $444,000 of deferred financing costs, respectively.

          Senior Secured Notes Due 2018

        On March 25, 2013, we entered into a Purchase and Sale Agreement with BioPharma Secured Investments III Holdings Cayman LP, a Cayman Islands exempted limited partnership, providing for the purchase of a debt-like instrument, or the Senior Secured Notes. Under the agreement, we received $50 million, less $500,000 in funding and facility payments, at the initial closing on April 9, 2013. We had the option, but elected not to exercise it, to receive an additional $60 million, less $600,000 in a funding payment, at a secondary closing no later than January 15, 2014. For the years ended December 31, 2014 and 2013, the interest expense related to the Senior Secured Notes was $7.5 million and $5.2 million, respectively, including amortization of deferred financing costs amounting to $468,000 and $329,000, respectively.

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

        We have made and expect to make substantial milestone payments to MTPC in accordance with this agreement as we continue to develop avanafil in our territories outside of the United States and, if approved for sale, commercialize avanafil for the oral treatment of male sexual dysfunction in those territories. Potential future milestone payments include $6.0 million upon achievement of $250.0 million or more in worldwide net sales during any calendar year.

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

  Indemnifications

        In the normal course of business, we provide indemnifications of varying scope to certain customers against claims of intellectual property infringement made by third parties arising from the use of its products and to its clinical research organizations and investigator sites against liabilities incurred in connection with any third-party claim arising from the work performed on behalf of the Company, among others. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future results of operations.

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

        On May 15, 2007, we closed a transaction with K-V Pharmaceutical Company, or K-V, for the sale of its investigational drug candidate, Evamist. At the time of the sale, Evamist was an investigational drug candidate and was not yet approved by the FDA for marketing. Pursuant to the terms of the Asset Purchase Agreement for the sale of Evamist, we made certain representations and warranties concerning our rights and assets related to Evamist and our authority to enter into and consummate the transaction. We also made certain covenants that survived the closing date of the transaction, including a covenant not to operate a business that competes, in the U.S. and its territories and protectorates, with the Evamist product.

        To the extent permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer's or director's lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we maintain director and officer insurance coverage that reduces our exposure and enables us to recover a portion of any future amounts paid. We believe the estimated fair value of these indemnification agreements in excess of applicable insurance coverage is minimal.

Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board issued Accounting Standard Update 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model for entities to use when considering the terms of its revenue contract as follows:

  (i)
  identifying the contract(s) with the customer,

  (ii)
  identifying the separate performance obligations in the contract,

  (iii)
  determining the transaction price,

  (iv)
  allocating the transaction price to the separate performance obligations, and

  (v)
  recognizing revenue when each performance obligation is satisfied.

        ASU 2014-09 will be effective for our fiscal year beginning January 1, 2017 and subsequent interim periods. We have the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. Early adoption is not permitted. We are currently evaluating the method by which we will implement ASU 2014-09 and the impact the adoption of this ASU will have on our consolidated financial statements.

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

Cautionary Note on Forward-Looking Statements

        Our business is subject to significant risks, including but not limited to, the risks inherent in our research and development activities, including the successful completion of clinical trials; the lengthy, expensive and uncertain process of seeking regulatory approvals; uncertainties associated both with the potential infringement of patents and other intellectual property rights of third parties, and with obtaining and enforcing our own patents and patent rights; and uncertainties regarding government reforms and of product pricing and reimbursement levels, technological change, competition, manufacturing uncertainties and dependence on third parties. Even if our investigational drug candidates appear promising at an early-stage of development, they may not reach the market for numerous reasons. Such reasons include the possibilities that the drug will be ineffective or unsafe during clinical trials, will fail to receive necessary regulatory approvals, will be difficult to manufacture on a large-scale, will be uneconomical to market or will be precluded from commercialization by proprietary rights of third parties. For more information about the risks we face, see "Item 1.A. Risk Factors" included in this report.

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

Market and Interest Rate Risk

        Our cash, cash equivalents and available-for-sale securities as of December 31, 2014, consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

        Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at December 31, 2014, by approximately $1.1 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Item 8.    Financial Statements and Supplementary Data

VIVUS, INC.

1.     Index to Consolidated Financial Statements

        The following financial statements are filed as part of this Report:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
VIVUS, Inc.

        We have audited the accompanying consolidated balance sheets of VIVUS, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of VIVUS, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), VIVUS, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ OUM & Co. LLP

San Francisco, California
February 25, 2015

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
VIVUS, Inc.

        We have audited VIVUS, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). VIVUS, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, VIVUS, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of VIVUS, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ OUM & Co. LLP

San Francisco, California
February 25, 2015

VIVUS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$83,174	$103,262
Available-for-sale securities	216,397	240,024
Accounts receivable, net	11,595	12,214
Inventories	34,447	48,503
Prepaid expenses and other assets	12,824	19,938

Total current assets	358,437	423,941
Property and equipment, net	1,346	1,954
Non-current assets	7,155	5,901

Total assets	$366,938	$431,796

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,430	$10,759
Accrued and other liabilities	17,037	23,993
Deferred revenue	19,445	17,255
Current portion of long-term debt	10,459	—

Total current liabilities	57,371	52,007
Long-term debt, net of current portion	217,324	213,106
Deferred revenue, net of current portion	8,876	10,360
Non-current accrued and other liabilities	849	2,954

Total liabilities	284,420	278,427

Commitments and contingencies
Stockholders' equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock; $.001 par value; 200,000 shares authorized at December 31, 2014 and 2013; 103,729 and 103,161 shares issued and outstanding at December 31, 2014 and 2013, respectively	104	103
Additional paid-in capital	825,691	813,802
Accumulated other comprehensive (loss) income	(28)	66
Accumulated deficit	(743,249)	(660,602)

Total stockholders' equity	82,518	153,369

Total liabilities and stockholders' equity	$366,938	$431,796

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenue:
Net product revenue	$45,277	$23,718	$2,012
License and milestone revenue	38,614	55,838	—
Supply revenue	26,519	1,526	—
Royalty revenue	3,771	—	—

Total revenue	114,181	81,082	2,012

Operating expenses:
Cost of goods sold	33,387	4,868	187
Selling, general and administrative	111,539	158,235	109,665
Research and development	13,793	29,677	32,065
Inventory impairment and other non-recurring charges	6,173	42,916	—

Total operating expenses	164,892	235,696	141,917

Loss from operations	(50,711)	(154,614)	(139,905)
Interest and other expense (income):
Interest expense (income), net	32,535	19,532	(199)
Other expense	30	703	—

Total interest and other expense (income)	32,565	20,235	(199)

Loss from continuing operations before income taxes	(83,276)	(174,849)	(139,706)
(Benefit from) provision for income taxes	(629)	97	27

Loss from continuing operations	(82,647)	(174,946)	(139,733)

Income (loss) from discontinued operations, net of tax	—	490	(148)

Net loss	$(82,647)	$(174,456)	$(139,881)

Basic and diluted net loss per share:
Continuing operations	$(0.80)	$(1.72)	$(1.42)
Discontinued operations	0.00	0.00	0.00

Net loss per share	$(0.80)	$(1.72)	$(1.42)

Shares used in per share computation:
Basic and diluted	103,456	101,174	98,289

VIVUS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(82,647)	$(174,456)	$(139,881)
Other comprehensive (loss) income—unrealized (loss) gain on securities, net of taxes	(94)	33	8

Comprehensive loss	$(82,741)	$(174,423)	$(139,873)

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital		Accumulated Deficit
	Shares	Amount				Total
Balances, December 31, 2011	88,975	$89	$487,235	$25	$(346,265)	$141,084
Sale of common stock through employee stock purchase plan	35	—	314	—	—	314
Exercise of common stock options for cash	2,649	3	13,248	—	—	13,251
Share-based compensation expense	—	—	16,133	—	—	16,133
Proceeds from registered direct public offering of common stock	9,000	9	202,491	—	—	202,500
Issue costs for registered direct public offering of common stock	—	—	(10,500)	—	—	(10,500)
Net unrealized gain on securities	—	—	—	8	—	8
Net loss	—	—	—	—	(139,881)	(139,881)

Balances, December 31, 2012	100,659	101	708,921	33	(486,146)	222,909
Sale of common stock through employee stock purchase plan	103	—	860	—	—	860
Exercise of common stock options for cash	2,366	2	13,704	—	—	13,706
Vesting of restricted stock units	33	—	—	—	—	—
Share-based compensation expense	—	—	32,877	—	—	32,877
Equity component of convertible debt	—	—	95,262	—	—	95,262
Offering cost allocated to equity	—	—	(3,113)	—	—	(3,113)
Purchase of capped call transaction	—	—	(34,709)	—	—	(34,709)
Net unrealized gain on securities	—	—	—	33	—	33
Net loss	—	—	—	—	(174,456)	(174,456)

Balances, December 31, 2013	103,161	103	813,802	66	(660,602)	153,369

Sale of common stock through employee stock purchase plan	113	—	405	—	—	405
Exercise of common stock options for cash	385	1	1,718	—	—	1,719
Vesting of restricted stock units	70	—	—	—	—	—
Share-based compensation expense	—	—	9,766	—	—	9,766
Net unrealized loss on securities	—	—	—	(94)	—	(94)
Net loss	—	—	—	—	(82,647)	(82,647)

Balances, December 31, 2014	103,729	$104	$825,691	$(28)	$(743,249)	$82,518

See accompanying notes to consolidated financial statements.

VIVUS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss from continuing operations	$(82,647)	$(174,946)	$(139,733)
Adjustments to reconcile net loss from continuing operations to net cash used for operating activities from continuing operations:
Depreciation and amortization	1,112	973	271
Amortization of debt issuance costs and discounts	15,923	8,369	—
Amortization of discount or premium on available-for-sale securities	4,016	2,635	3,950
Share-based compensation expense	9,766	32,397	15,938
Unrealized foreign currency remeasurement gain	—	(235)	—
Loss on disposal and impairment of property and equipment	—	896	—
Inventory impairment	2,170	7,525	—
Changes in assets and liabilities:
Accounts receivable	619	(9,436)	(2,778)
Inventories	11,886	(30,195)	(22,050)
Prepaid expenses and other assets	7,734	2,086	(17,366)
Accounts payable	(329)	(14,821)	22,202
Accrued and other liabilities	(9,061)	13,170	7,385
Deferred revenue	706	26,465	1,150

Net cash used for operating activities from continuing operations	(38,105)	(135,117)	(131,031)
Net cash used for operating activities from discontinued operations	—	(208)	(885)

Net cash used for operating activities	(38,105)	(135,325)	(131,916)

Cash flows from investing activities:
Property and equipment purchases	(262)	(1,795)	(1,669)
Purchases of available-for-sale securities	(240,983)	(329,145)	(226,654)
Proceeds from maturity of available-for-sale securities	260,500	242,500	133,250
Proceeds from sale of available-for-sale securities	—	—	40,763
Non-current assets	(3,362)	(1,681)	(287)

Net cash provided by (used for) investing activities	15,893	(90,121)	(54,597)

Cash flows from financing activities:
Net proceeds from debt issuances	—	290,247	—
Payments for capped call transactions	—	(34,709)	—
Net proceeds from exercise of common stock options	1,719	13,706	13,250
Sale of common stock through employee stock purchase plan	405	859	314
Net proceeds from issuance of common stock	—	—	192,000

Net cash provided by financing activities	2,124	270,103	205,564

Net (decrease) increase in cash and cash equivalents	(20,088)	44,657	19,051
Cash and cash equivalents:
Beginning of year	103,262	58,605	39,554

End of year	$83,174	$103,262	$58,605

Supplemental cash flow disclosure:
Interest paid	$20,251	$5,000	$—

Income taxes paid	$94	$32	$7

Non-cash investing activities:
Unrealized (loss) gain on securities	$(94)	$33	$8

See accompanying notes to consolidated financial statements.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Business and Significant Accounting Policies

Business

        VIVUS, Inc. is a biopharmaceutical company with two therapies approved by the U.S. Food and Drug Administration, or FDA: Qsymia® for chronic weight management and STENDRA® for erectile dysfunction. STENDRA is also approved by the European Commission, or EC, under the trade name, SPEDRA, for the treatment of erectile dysfunction in the EU.

        Qsymia (phentermine and topiramate extended-release) was approved by the FDA in July 2012, as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adult patients with an initial body mass index (BMI) of 30 or greater (obese), or 27 or greater (overweight) in the presence of at least one weight-related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol (dyslipidemia). Qsymia incorporates a proprietary formulation combining low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. In September 2012, Qsymia became available in the U.S. market through a limited number of certified home delivery networks. In July 2013, Qsymia became available in retail pharmacies through approximately 8,000 Walgreens, Costco and Duane Reade pharmacies nationwide. As of the date of this report, Qsymia is available in over 42,000 certified retail pharmacies nationwide, including all of the major pharmacy chains in the country. The Company intends to continue to certify and add new pharmacies to the Qsymia retail pharmacy network, including national and regional chains as well as independent pharmacies.

        The Company commercializes Qsymia in the U.S. primarily through a dedicated contract sales force, supported by an internal commercial team consisting of sales management, marketing and managed care professionals. The Company's efforts to expand the appropriate use of Qsymia include scientific publications, participation and presentations at medical conferences and development and implementation of patient-directed support programs.

        In October 2012, the Company received a negative opinion from the European Medicines Agency, or EMA, Committee for Medicinal Products for Human Use, or CHMP, recommending refusal of the marketing authorization for the medicinal product QsivaTM in the EU, (the approved trade name for Qsymia in the EU) due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. The Company requested that this opinion be re-examined by the CHMP. After re-examination of the CHMP opinion, on February 21, 2013, the CHMP adopted a final opinion that reaffirmed the Committee's earlier negative opinion to refuse the marketing authorization for Qsiva in the EU. On May 15, 2013, the European Commission issued a decision refusing the grant of marketing authorization for Qsiva in the EU. On September 20, 2013, the Company submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. FDA Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, or AQCLAIM, to support the resubmission of an application for a marketing authorization for Qsiva for treatment of obesity in accordance with the EU centralized market authorization procedure. The Company received feedback from the EMA and various competent authorities of the EU Member States associated with review of the AQCLAIM CVOT protocol, and the Company has received feedback from the FDA regarding the amended protocol. As

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

part of addressing the FDA comments, the Company is working to ensure that the planned interim analysis will not jeopardize the overall integrity of the study and will support other objectives in both the EU and U.S. The Company also intends to seek approval for Qsymia in other territories outside the United States and EU and, if approved, to commercialize it through collaboration agreements with third parties.

        The Company's drug STENDRA, or avanafil, is an oral phosphodiesterase type 5, or PDE5, inhibitor that the Company has licensed from Mitsubishi Tanabe Pharma Corporation, or MTPC. STENDRA was approved by the FDA in April 2012, for the treatment of erectile dysfunction, or ED, in the United States. In June 2013, the European Commission, or EC, adopted a Decision granting marketing authorization for SPEDRA™ (the approved trade name for avanafil in the EU) for the treatment of ED in the EU. In July 2013, the Company entered into an agreement with the Menarini Group, through its subsidiary Berlin-Chemie AG, or Menarini, under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, as well as Australia and New Zealand. Menarini commenced its commercialization launch of the product in the EU in early 2014, and as of the date of this filing, SPEDRA is commercially available in 23 countries within the territory granted to Menarini pursuant to the license and commercialization agreement.

        In October 2013, the Company entered into an agreement with Auxilium Pharmaceuticals, Inc., or Auxilium, under which Auxilium received an exclusive license to commercialize and promote STENDRA in the United States and Canada. On the same date, we also entered into a supply agreement with Auxilium, whereby VIVUS will supply Auxilium with STENDRA drug product for commercialization. Auxilium began commercializing STENDRA in the U.S. market in December 2013. In January 2015, Auxilium was purchased by Endo International, plc.

        In December 2013, the Company entered into an agreement with Sanofi under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East, Turkey, and the Commonwealth of Independent States, or CIS, including Russia. Sanofi will be responsible for obtaining regulatory approval in its territories. Sanofi intends to market avanafil under the trade name SPEDRA or STENDRA. Effective as of December 2013, the Company also entered into a supply agreement, or the Sanofi Supply Agreement, with Sanofi Winthrop Industrie, a wholly-owned subsidiary of Sanofi.

        Under the license agreements with Menarini, Auxilium and Sanofi, avanafil is expected to be commercialized in over 100 countries worldwide. For all three license agreements collectively, if all of the milestone payments are achieved, the Company could earn up to approximately $461.0 million, in addition to royalty revenue. Through December 31, 2014, the Company has received approximately $105.9 million in license, royalty and milestone payments. In addition, the Company is currently in discussions with potential collaboration partners to market and sell STENDRA for other territories in which it does not currently have a commercial collaboration.

        On September 18, 2014, the FDA approved a supplemental new drug application, or sNDA, for STENDRA. STENDRA is now the only FDA-approved ED medication indicated to be taken as early as approximately 15 minutes before sexual activity. On January 23, 2015, the EC adopted the commission implementing decision amending the marketing authorization for SPEDRA (avanafil). SPEDRA is now the first and only ED medication approved in the EU that is indicated to be taken as needed approximately 15 to 30 minutes before sexual activity.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

        At December 31, 2014, the Company's accumulated deficit was approximately $743.2 million. Based on current plans, management expects to incur further losses for the foreseeable future. Management believes that the Company's existing capital resources combined with anticipated future cash flows will be sufficient to support its operating needs at least for the next twelve months. However, the Company anticipates that it may require additional funding to expand the use of Qsymia through targeted patient and physician education, find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience, create a pathway for centralized approval of the marketing authorization application for Qsiva in the EU, continue the expansion of our distribution of Qsymia through certified retail pharmacy locations, conduct post-approval clinical studies for Qsymia, conduct non-clinical and clinical research and development work to support regulatory submissions and applications for our future investigational drug candidates, finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, if any, to fund operating expenses, establish additional or new manufacturing and marketing capabilities, and manufacture quantities of its drugs and investigational drug candidates and to make payments under its existing license and supply agreements for STENDRA.

        If the Company requires additional capital, it may seek any required additional funding through collaborations, public and private equity or debt financings, capital lease transactions or other available financing sources. Additional financing may not be available on acceptable terms, or at all. If additional funds are raised by issuing equity securities, substantial dilution to existing stockholders may result. If adequate funds are not available, the Company may be required to delay, reduce the scope of or eliminate one or more of its commercialization or development programs or obtain funds through collaborations with others that are on unfavorable terms or that may require the Company to relinquish rights to certain of its technologies, product candidates or products that it would otherwise seek to develop on its own.

        Management has evaluated all events and transactions that occurred after December 31, 2014, through the date these consolidated financial statements were filed. There were no events or transactions occurring during this period that require recognition or disclosure in these consolidated financial statements, except as disclosed in Note 21. The Company operates in a single segment, the development and commercialization of novel therapeutic products.

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

Principles of Consolidation

        The consolidated financial statements include the accounts of VIVUS, Inc., and its wholly owned subsidiaries: VIVUS International, LP, VIVUS Real Estate LLC, VIVUS Limited, VIVUS U.K. Limited and VIVUS B.V. All significant intercompany transactions and balances have been eliminated

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

in consolidation. On December 31, 2005, VIVUS U.K. Limited became a dormant company. On July 22, 2011, VIVUS Real Estate LLC was cancelled.

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

Cash and Cash Equivalents

        The Company considers highly liquid investments with maturities from the date of purchase of three months or less to be cash equivalents. At December 31, 2014 and 2013, all cash equivalents are invested in money market funds and U.S. Treasury securities. These investments are recorded at fair value.

        As of December 31, 2014 and 2013, the temporary unrealized gains (losses) on cash equivalents and available-for-sale securities, net of tax, were included in accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

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

        Debt instruments are initially recorded at fair value, with coupon interest and amortization of debt issuance discounts recognized in the statements of operations as interest expense at each period end while such instruments are outstanding. If the Company issues shares to discharge the liability, the debt obligation is derecognized and common stock and additional paid-in capital are recognized on the issuance of those shares.

        The Company's Convertible Notes contain a conversion option that is classified as equity. The Company determined the fair value of the liability component of the debt instrument and allocated the excess amount from the initial proceeds to the conversion option. The fair value of the debt component was determined by estimating a risk adjusted interest rate, or market yield, at the time of issuance for similar notes that do not include the conversion feature, or equity component. This excess is reported as a debt discount and is amortized as non-cash interest expense, using the effective-interest method, over the expected life of the Convertible Notes.

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

Accounts Receivable, Allowances for Doubtful Accounts and Cash Discounts

        The Company extends credit to its customers for product sales resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. The Company offers cash discounts to its customers, generally 2% of the sales price, as an incentive for prompt payment. The estimate of cash discounts is recorded at the time of sale. The Company accounts for the cash discounts by reducing revenue and accounts receivable by the amount of the discounts it expects the customers to take. The accounts receivable are reported in the consolidated balance sheets, net of the allowances for doubtful accounts and cash discounts.

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

        The Company's policy is to write down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements. The estimate of excess quantities is subjective and primarily dependent on the Company's estimates of future demand for a particular product. If the estimate of future demand is inaccurate based on actual sales, the Company may increase the write down for excess inventory for that product and record a charge to inventory impairment in the accompanying consolidated statements of operations. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation, for the year ended December 31, 2014, the Company recognized a total charge of $2.2 million for Qsymia inventories on hand in excess of projected demand. For the year ended December 31, 2013, the Company recognized a total charge of $10.2 million for Qsymia inventories on hand in excess of demand, plus a purchase commitment fee.

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

Debt Issuance Costs

        Debt issuance costs, which are included in other assets, are amortized as interest expense over the contractual terms of the related credit facilities.

Revenue Recognition

  Product Revenue:

        The Company recognizes product revenue from the sales of Qsymia when: (i) persuasive evidence that an arrangement exists, (ii) delivery has occurred and title has passed, (iii) the price is fixed or determinable, and (iv) collectability is reasonably assured. Revenue from sales transactions where the customer has the right to return the product is recognized at the time of sale only if: (i) the Company's price to the customer is substantially fixed or determinable at the date of sale, (ii) the customer has paid the Company, or the customer is obligated to pay the Company and the obligation is not contingent on resale of the product, (iii) the customer's obligation to the Company would not be changed in the event of theft or physical destruction or damage of the product, (iv) the customer acquiring the product for resale has economic substance apart from that provided by the Company, (v) the Company does not have significant obligations for future performance to directly bring about resale of the product by the customer, and (vi) the amount of future returns can be reasonably estimated.

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

        Qsymia was approved by the FDA in July 2012. The Company sells Qsymia product in the U.S. to wholesalers and select certified pharmacies through their home delivery pharmacy services networks, which are collectively its customers. Under this arrangement, title and risk of loss transfer to the Company's customers upon delivery of the product to their distribution facilities. Wholesalers, in turn, sell product to certified retail pharmacies. Both mail order and retail certified pharmacies in turn, sell and dispense directly to patients either at their retail pharmacies or through their mail order home delivery service.

        The Company shipped initial orders of Qsymia to its customers in September 2012, and in July 2013 the Company expanded its distribution network to include certified retail pharmacies in accordance with the FDA-approved amendment to the Company's NDA for Qsymia. Qsymia has a 36-month shelf life and the Company grants rights to its customers to return unsold product three months prior to and up to 12 months after product expiration and issue credits that may be applied against existing or future invoices. Given the Company's limited history of selling Qsymia and the lengthy return period, the Company has not been able to reliably estimate expected returns of Qsymia at the time of shipment, and therefore it recognizes revenue when units are dispensed to patients through prescriptions, at which point, the product is not subject to return, or when the right of return expires. The Company obtains the prescription shipment data from the pharmacies to determine the amount of revenue to recognize.

        The Company will continue to recognize revenue for Qsymia based upon prescription sell-through until it has sufficient historical information to reliably estimate returns. As of December 31, 2014, the Company had recorded deferred revenue of $16.4 million related to shipments of Qsymia, which represents product shipped to its customers, but not yet dispensed to patients through prescriptions. A corresponding accounts receivable is also recorded for this amount, as the payments from customers are not contingent upon the sale of product to patients.

  Supply Revenue:

        The Company recognizes supply revenue from the sales of STENDRA or SPEDRA when the four basic revenue recognition criteria described above are met. The Company produces STENDRA or SPEDRA through a contract manufacturing partner and then sells it through its commercialization partners. The Company is the primary responsible party in the commercial supply arrangements and bears significant risk in the fulfillment of the obligations, including risks associated with manufacturing, regulatory compliance and quality assurance, as well as inventory, financial and credit loss. As such, the Company recognizes supply revenue on a gross basis as principal party in the arrangements. The Company's commercialization partners for STENDRA or SPEDRA sell the product through their distribution channels to patients. Under the Company's product supply agreements, as long as the product meets specified product dating criteria at the time of shipment to the partner, the Company's commercialization partners do not have a right of return or credit for expired product. As such, the Company is able to recognize revenue for products that meet this criteria at the time of shipment. However, for certain initial product supply orders under our agreements, we supplied product which did not meet the commercialization partners' criteria. Given STENDRA or SPEDRA's long 48-month shelf life and lack of selling history, the Company has not been able to reliably estimate expected

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

returns of product at the time of shipment for these initial orders. Therefore, for these orders, revenue was initially deferred and the Company recognizes revenue when units are dispensed to patients through prescriptions, at which point, the product is not subject to return. The Company obtains the prescription shipment data from its commercialization partners to determine the amount of revenue to recognize. The Company had $1.5 million in deferred revenue related to STENDRA or SPEDRA product supply as of December 31, 2014.

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

        ASC Topic 605-28, Revenue Recognition—Milestone Method, or ASC 605-28, established the milestone method as an acceptable method of revenue recognition for certain contingent, event-based payments under research and development arrangements. Under the milestone method, a payment that is contingent upon the achievement of a substantive milestone is recognized in its entirety in the period in which the milestone is achieved. A milestone is an event: (i) that can be achieved based in whole or in part on either the Company's performance or on the occurrence of a specific outcome resulting from the Company's performance, (ii) for which there is substantive uncertainty at the date the arrangement

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

is entered into that the event will be achieved, and (iii) that would result in additional payments being due to the Company. The determination that a milestone is substantive requires judgment and is made at the inception of the arrangement. Milestones are considered substantive when the consideration earned from the achievement of the milestone is: (i) commensurate with either the Company's performance to achieve the milestone or the enhancement of value of the item delivered as a result of a specific outcome resulting from the Company's performance to achieve the milestone, (ii) relates solely to past performance, and (iii) is reasonable relative to all deliverables and payment terms in the arrangement.

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

Cost of Goods Sold

        Cost of goods sold for units dispensed to patients through prescriptions, or shipped to customers without a right of return or credit, includes the inventory costs of APIs, third-party contract manufacturing costs, packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Specifically, cost of goods sold for Qsymia dispensed to patients includes the inventory costs of the APIs, third-party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production; while cost of goods sold for STENDRA shipped to partners includes the inventory costs of purchased tablets, freight, shipping and handling costs. The cost of goods sold associated with deferred revenue on Qsymia and STENDRA product shipments is recorded as deferred costs, which are included in inventories in the consolidated balance sheets, until such time as the deferred revenue is recognized.

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

Advertising Expenses

        Advertising expenses are expensed as incurred. The Company incurred advertising and sales promotion costs related to its marketing of Qsymia of $10.1 million and $26.1 million in 2014 and 2013, respectively.

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

Non-Recurring Charges

        The Company's non-recurring charges consist of proxy contest expenses and charges relating to the Company's cost reduction plan, including employee severance, one-time termination benefits and ongoing benefits related to the reduction of its workforce, facilities and other exit costs. Liabilities for costs associated with the cost reduction plan are recognized when the liability is incurred, as opposed to when management commits to a cost reduction plan. In addition, liabilities associated with cost reduction activities are measured at fair value. One-time termination benefits are expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period. Ongoing benefits are expensed when cost reduction activities are probable and the benefit amounts are estimable. Other costs primarily consist of legal, consulting, and other costs related to employee terminations and are expensed when incurred. Termination benefits are calculated in accordance with the VIVUS, Inc. Amended and Restated Change in Control and Severance Agreement or the termination benefits plan, as applicable.

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

        The Company assesses the likelihood that it will be able to recover its deferred tax assets. The Company considers all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If it is not more likely than not that the Company will recover its deferred tax assets, the Company will increase its provision for taxes by recording a valuation allowance against the deferred tax assets that the Company estimates will not ultimately be recoverable. As a result of the Company's analysis of all available evidence, both positive and negative, as of December 31, 2014, it was considered more likely than not that the Company's deferred tax assets would not be realized. However, should there be a change in the Company's ability to recover its deferred tax assets, the Company would recognize a benefit to its tax provision in the period in which the Company determines that it is more likely than not that it will recover its deferred tax assets.

        The Company recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes.

        FASB ASC topic 740, Income Taxes, or ASC 740, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. ASC 740-10 utilizes a two-step approach for evaluating uncertain tax positions. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The Company also recognizes interest and penalties accrued on any unrecognized tax benefits as a component of its provision for income taxes. As of December 31, 2014, the Company does not have any unrecognized tax positions.

Discontinued operations

        On November 5, 2010, the Company completed the sale of the MUSE product to Meda AB. For the years ended December 31, 2013 and 2012, the Company recorded some minor adjustments related to the MUSE disposition, primarily adjustments to its sales reserves for accrued product returns.

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

Intangible Assets

        The Company records acquired intangible assets at cost and amortizes them over the estimated useful life of the asset. When events or changes in circumstances indicate that the carrying value of intangible assets may not be recoverable, the Company evaluates such impairment if the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset's fair value or discounted estimates of future cash flows attributable to the assets.

Net Loss Per Share

        The Company computes basic net loss per share applicable to common stockholders based on the weighted average number of common shares outstanding during the period. Diluted net loss per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options or upon a net share settlement of the Company's Convertible Notes. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the price exceeds the average market price over the period have an anti-dilutive effect on net income per share and, accordingly, are excluded from the calculation. As discussed in Note 13, the triggering conversion conditions that allow holders of the Convertible Notes to convert have not been met. If such conditions are met and the note holders opt to convert, the Company may choose to pay in cash, common stock, or a combination thereof. However, if this occurs, the Company has the intent and ability to net share settle this debt security; thus the Company uses the treasury stock method for earnings per share purposes. Due to the effect of the capped call instrument purchased in relation to the Convertible Notes, there would be no net shares issued until the market value of the Company's stock exceeds $20 per share, and thus no impact on diluted net income per share. Further, when there is a net loss, other potentially dilutive common equivalent shares are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Business and Significant Accounting Policies (Continued)

        The computation of basic and diluted net loss per share for the years ended December 31, 2014, 2013 and 2012, is as follows:

	2014	2013	2012
	(In thousands, except per share data)
Net loss	$(82,647)	$(174,456)	$(139,881)

Net loss per share—basic and diluted	$(0.80)	$(1.72)	$(1.42)

Shares used in the computation of net loss per share—basic and diluted	103,456	101,174	98,289

        As the Company recognized a net loss from continuing operations for the years ended December 31, 2014, 2013 and 2012, 8,096,000, 7,027,000 and 4,172,000 potentially dilutive options outstanding were not included in the computation of diluted net loss, respectively, because the effect would have been anti-dilutive.

Recent Accounting Requirements

        In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. ASU 2014-09 provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update creates a five-step model for entities to use when considering the terms of its revenue contract as follows:

  (i)
  identifying the contract(s) with the customer,

  (ii)
  identifying the separate performance obligations in the contract,

  (iii)
  determining the transaction price,

  (iv)
  allocating the transaction price to the separate performance obligations, and

  (v)
  recognizing revenue when each performance obligation is satisfied.

ASU 2014-09 will be effective for the Company's fiscal year beginning January 1, 2017 and subsequent interim periods. The Company has the option to apply the provisions of ASU 2014-09 either retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of applying this ASU recognized at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the method by which it will implement ASU 2014-09 and the impact the adoption of this ASU will have on the Company's consolidated financial statements.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Cash, Cash Equivalents and Available-for-Sale Securities

        The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type consist of the following (in thousands):

        As of December 31, 2014:

Cash and cash equivalents and available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$83,174	$—	$—	$83,174
U.S. Treasury securities	216,425	35	(63)	216,397

Total	299,599	35	(63)	299,571
Less amounts classified as cash equivalents	(83,174)	—	—	(83,174)

Total available-for-sale securities	$216,425	$35	$(63)	$216,397

        As of December 31, 2013:

Cash and cash equivalents and available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$103,262	$—	$—	$103,262
U.S. Treasury securities	239,959	69	(4)	240,024

Total	343,221	69	(4)	343,286
Less amounts classified as cash equivalents	(103,262)	—	—	(103,262)

Total available-for-sale securities	$239,959	$69	$(4)	$240,024

        As of December 31, 2014, the Company's available-for-sale securities have original contractual maturities up to 24 months. However, the Company may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may sell these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

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

        As of December 31, 2014 and 2013, all of the Company's cash and cash equivalents and available-for-sale securities were measured at fair value on a recurring basis, and classified as Level 1 in the fair value hierarchy. There were no assets or liabilities measured on a recurring basis where Level 2 or Level 3 valuation techniques were used.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Accounts Receivable

        Accounts receivable as of December 31, 2014 and 2013, respectively, consist of the following (in thousands):

	Balance as of
	December 31, 2014	December 31, 2013
Qsymia	$6,874	$6,777
STENDRA/SPEDRA	4,871	5,571

	11,745	12,348
Qsymia allowance for cash discounts	(150)	(134)

Net	$11,595	$12,214

        There was no allowance for doubtful accounts at December 31, 2014 or 2013.

Note 4. Inventories

        Inventories as of December 31, 2014 and 2013, respectively, consist of the following (in thousands):

	Balance as of
	December 31, 2014	December 31, 2013
Raw materials	$29,765	$28,545
Work-in-process	889	12
Finished goods	1,544	14,793
Deferred costs	2,249	5,153

Inventories	$34,447	$48,503

        As of December 31, 2014 and 2013, the raw materials inventories consist primarily of the active pharmaceutical ingredients, or API, for the commercialization of Qsymia and finished goods. Deferred costs inventories consist of both Qsymia and STENDRA. The Qsymia deferred costs represents Qsymia product shipped to the Company's wholesalers, certified retail pharmacies and certified home delivery pharmacy services networks, but not yet dispensed to patients through prescriptions, net of prompt payment discounts, and for which recognition of revenue has been deferred. The STENDRA deferred costs represent certain initial orders of STENDRA or SPEDRA product with the right of return or credit, which have not met the required specifications of one of the Company's partners, and for which recognition of revenue has been deferred.

        Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for all inventories, which are valued using a weighted-average cost method calculated for each production batch. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation, for the year ended December 31, 2014, the Company recognized a total charge of $2.2 million for finished goods and certain non-API raw materials on hand in excess of demand. For the year ended December 31, 2013, the Company recognized a total charge of $10.2 million for Qsymia inventories on hand in excess of demand, plus a purchase commitment fee.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Inventories (Continued)

These charges are included in inventory impairment and other non-recurring charges on the consolidated statements of operations.

Note 5. Prepaid Expenses and Other Assets

        Prepaid expenses and other assets consist of the following (in thousands):

	Balance as of
	December 31, 2014	December 31, 2013
Prepaid sales and marketing expenses	$4,123	$5,187
Prepaid insurance	1,612	3,617
Debt issuance costs	1,246	1,247
Withholding tax receivable	—	5,560
Other prepaid expenses and assets	5,843	4,327

Total	$12,824	$19,938

        The amounts included in other prepaid expenses and assets consist primarily of prepayments for future services and interest income receivable. These and other prepayment amounts represent probable future economic benefits obtained or controlled by the Company as a result of past transactions or events, which meet the definition of an asset under FASB Concept Statement 6. As such, these costs have been deferred as prepaid expenses and other assets on the consolidated balance sheets and will be either (i) charged to expense accordingly when the related prepaid services are rendered to the Company, or (ii) converted to cash when the receivables are collected by the Company.

Note 6. Property and Equipment

        Property and equipment consist of the following (in thousands):

	Balance as of
	December 31, 2014	December 31, 2013
Computers and software	$2,404	$2,301
Furniture and fixtures	937	936
Manufacturing equipment	213	213
Leasehold improvements	876	758

	4,430	4,208
Accumulated depreciation	(3,084)	(2,254)

Property and equipment, net	$1,346	$1,954

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Non-Current Assets

        Non-current assets consist of the following (in thousands):

	Balance as of
	December 31, 2014	December 31, 2013
Debt issuance costs	$3,375	$4,620
Other non-current assets	3,780	1,281

Total	$7,155	$5,901

        The amounts included in other non-current assets primarily consist of patent acquisition and assignment costs (see Note 10).

Note 8. Accrued and Other Liabilities

        Accrued and other liabilities consist of the following (in thousands):

	Balance as of
	December 31, 2014	December 31, 2013
Accrued employee compensation and benefits	$4,230	$3,408
Accrued non-recurring charges (see Note 10)	3,284	4,577
Accrued interest on debt (see Note 13)	2,921	5,541
Accrued manufacturing costs	400	4,071
Other accrued liabilities	6,202	6,396

Total	$17,037	$23,993

        The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities and royalties.

Note 9. Non-Current Accrued and Other Liabilities

        Non-current accrued and other liabilities were $0.8 million at December 31, 2014 and were primarily comprised of costs associated with the exit of certain operating leases and security deposits relating to the sub-lease agreements (see Note 10). Non-current accrued and other liabilities at December 31, 2013 of $3.0 million, consisted of employee termination costs related to a cost reduction plan and exit of certain operating leases (see Note 10).

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Inventory Impairment and Other Non-Recurring Charges

        Inventory impairment and other non-recurring charges for the years ended December 31, 2014 and 2013 consist of (in thousands):

	Years Ended December 31,
	2014	2013
Inventory impairment (see Note 4)	$2,170	$10,225
Patent settlement	1,949	—
Share-based compensation (see Note 15)	343	14,072
Proxy contest expenses	—	8,863
Employee severance and related costs	1,711	8,546
Operating lease termination costs	—	1,210

Total inventory impairment and other non-recurring expense	$6,173	$42,916

        As discussed in Note 4, for the year ended December 31, 2014, the Company recorded a charge of $2.2 million for finished goods and certain non-API raw materials on hand in excess of demand. During the year ended December 31, 2013, the Company recorded a charge of $10.2 million for inventories on hand in excess of demand, plus a purchase commitment fee.

        In September 2014, the Company paid $5.0 million in connection with the transfer and assignment of certain patents from Janssen Pharmaceuticals, Inc. Of the $5.0 million, approximately $1.9 million was recognized as a non-recurring expense for the year ended December 31, 2014, as it related to a legal settlement. The remaining balance of approximately $3.1 million is recorded as an intangible asset and is being amortized as cost of goods sold over the period in which the Company expects to benefit from the patents through their expiration dates. Of the $3.1 million, $0.3 million was recorded in cost of goods sold in 2014, and the remaining $2.8 million is included in non-current assets on the consolidated balance sheet and will be amortized over an estimated remaining life of approximately 5.25 years

        On July 18, 2013, the Company entered into a settlement agreement with First Manhattan in connection with a proxy contest related to the Company's 2013 Annual Meeting of Stockholders. According to the terms of the settlement agreement, more than a majority of the members of the Company's Board of Directors resigned and new members were appointed. The change in the majority of the members of the Company's Board of Directors, effective July 19, 2013, triggered certain "change of control" benefits in accordance with the Amended Change of Control and Severance Agreements, or the Amended Agreements, with certain of the Company's employees. Under the Amended Agreements, all unvested stock options held by these employees automatically vested in full and became immediately exercisable. In addition, the resignations of both the Company's Chief Executive Officer and President resulted in severance charges under the Amended Agreements. As part of the settlement agreement with First Manhattan, the Company paid the reasonable and documented expenses incurred by First Manhattan in connection with its proxy contest, which totaled approximately $2.9 million.

        As part of the Company's ongoing efforts to reduce costs by eliminating expenses that are not essential to expanding the use of Qsymia, the Company implemented a cost reduction plan that reduced the Company's workforce by approximately 20 employees, or 17%, excluding the sales force,

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Inventory Impairment and Other Non-Recurring Charges (Continued)

for the year ended December 31, 2013. As of December 31, 2013, this cost reduction plan was substantially complete.

        The following table sets forth activity for the proxy contest and cost reduction plan for the years ended December 31, 2014 and 2013, the balance of which is primarily comprised of employee severance costs (in thousands):

	Proxy contest costs	Employee severance costs	Facilities- related costs(1)	Total Cash Expense
Balance of accrued costs at December 31, 2012	$—	$—	$—	$—
Charges	8,863	8,546	1,210	18,619
Payments	(8,863)	(2,037)	(188)	(11,088)

Balance of accrued costs at December 31, 2013	$—	$6,509	$1,022	$7,531
Charges(2)		1,711	—	1,711
Payments	—	(4,940)	(450)	(5,390)

Balance of accrued costs at December 31, 2014	$—	$3,280	$572	$3,852

(1)
The accrued facilities-related costs at December 31, 2014 represent estimated losses, net of expected subleases, on space vacated as part of the Company's cost reduction plan. The noncancelable operating leases and scheduled payments against the amounts accrued extend through May 2020, unless the Company is able to negotiate earlier terminations.

(2)
In addition to the above non-recurring charges, the Company incurred non-cash share-based compensation expense of $0.3 million and $14.1 million for the years ended December 31, 2014 and 2013, respectively (see Note 15).

        Commencing on May 1, 2014, the Company subleased a portion of its Evelyn Lease consisting of approximately 14,105 square feet of space for a term of 36 months at a starting annual rental rate of $42 per square feet (subject to agreed increases). The sublessee is entitled to abatement of monthly installments of rents for months one through four. Minimum rents expected to be received under this sublease as of December 31, 2014 are $601,000, $626,000 and $212,000 in fiscal years 2015, 2016 and 2017, respectively. Upon the completion of the sublease for this space, the Company expects to either find usage or to locate a suitable sublessee for the remaining duration of the Company's Evelyn Lease.

        Commencing on September 1, 2014, the Company subleased the expansion space relating to the Castro Lease. The sublease consists of approximately 4,914 square feet of space for a term of 31 months at a starting annual rental rate of $53 per square feet (subject to agreed increases). The sublessee is entitled to abatement of the first monthly installment. Minimum rents expected to be received under this sublease as of December 31, 2014 are $268,000, $274,000 and $69,000 in fiscal years 2015, 2016 and 2017, respectively.

        Of the total accrued employee severance and facilities-related costs as of December 31, 2014, $3.3 million is included under current liabilities in "Accrued and other liabilities" and $0.5 million is included in "Non-current accrued and other liabilities."

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Inventory Impairment and Other Non-Recurring Charges (Continued)

        The balance of the accrued employee severance and facilities-related costs at December 31, 2014 is anticipated to be paid out as follows (in thousands):

2015	$3,284
2016	200
2017	341
2018	11
Thereafter	16

$3,852

Note 11. Deferred Revenue

  Qsymia Deferred Revenue

        At December 31, 2014, the Company had $16.4 million in current deferred revenue, which represents Qsymia product shipped to the Company's wholesalers, certified retail pharmacies and certified home delivery pharmacy services networks, but not yet dispensed to patients through prescriptions, net of prompt payment discounts.

  STENDRA® or SPEDRA™ Deferred Revenue

        At December 31, 2014, the Company had $3.0 million and $8.9 million in current and non-current deferred revenue, respectively, primarily related to a prepayment for future royalties on sales of SPEDRA. Additionally, the Company supplied certain initial orders of STENDRA or SPEDRA product with a right of return or credit, which have not met the required specifications of one of the Company's commercialization partners and, for which, the Company has deferred $1.5 million in the current deferred revenue balance at December 31, 2014.

Note 12. License, Commercialization and Supply Agreements

        During 2013, the Company entered into license and commercialization agreements and commercial supply agreements with the Menarini Group, through its subsidiary Berlin-Chemie AG, or Menarini, Auxilium Pharmaceuticals, Inc., or Auxilium, and Sanofi and its affiliate, or Sanofi, to commercialize and promote STENDRA or SPEDRA in their respective territories. Menarini's territory is comprised of over 40 European countries, including the EU, plus Australia and New Zealand. Auxilium's territory is comprised of the United States and Canada and their respective territories. In January 2015, Auxilium was purchased by Endo International, plc. Sanofi's territory is comprised of Africa, the Middle East, Turkey and Eurasia.

        For the year ended December 31, 2014, the Company recognized $38.6 million in license and milestone revenue primarily attributable to milestone revenue related to product launches in certain EU countries, the approval of the Time-to-Onset Claim in the U.S., and the delivery of the license rights and related know-how under our agreement with Sanofi. For the year ended December 31, 2013, the Company recognized $55.8 million in license and milestone revenue, primarily due to the delivery of license rights and related know-how under our agreement with Auxilium, the upfront license fee with Menarini and the achievement of a regulatory milestone. During the years ended December 31, 2014 and 2013, the Company recognized $26.5 million and $1.5 million, respectively, in supply revenue

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. License, Commercialization and Supply Agreements (Continued)

relating to STENDRA or SPEDRA delivered under the various commercial supply agreements with Menarini, Auxilium and Sanofi. Additionally in 2014, the Company recognized $3.8 million in royalty revenue based on net sales reported by Menarini and Auxilium.

Note 13. Long-Term Debt

  Convertible Senior Notes Due 2020

        On May 21, 2013, the Company closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020, or the Convertible Notes. The Convertible Notes are governed by an indenture, dated as of May 21, 2013 between the Company and Deutsche Bank National Trust Company, as trustee. On May 29, 2013, the Company closed on an additional $30.0 million of Convertible Notes upon exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding November 1, 2019, only under certain conditions. On or after November 1, 2019, holders may convert all or any portion of their Convertible Notes at any time at their option at the conversion rate then in effect, regardless of these conditions. Subject to certain limitations, the Company will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of our common stock, at the Company's election. For the years ended December 31, 2014 and 2013, total interest expense related to the Convertible Notes was $25.0 million and $14.3 million, respectively, including amortization of $14.7 million and $8.2 million of the debt discount and $784,000 and $444,000 of deferred financing costs, respectively.

  Senior Secured Notes Due 2018

        On March 25, 2013, the Company entered into the Purchase and Sale Agreement between the Company and BioPharma Secured Investments III Holdings Cayman LP, a Cayman Islands exempted limited partnership, providing for the purchase of a debt-like instrument, or the Senior Secured Notes. Under the agreement, the Company received $50 million, less $500,000 in funding and facility payments, at the initial closing on April 9, 2013. The Company had the option, but elected not to exercise it, to receive an additional $60 million, less $600,000 in a funding payment, at a secondary closing no later than January 15, 2014. For the years ended December 31, 2014 and 2013, the interest expense related to the Senior Secured Notes was $7.5 million and $5.2 million, respectively, including amortization of deferred financing costs amounting to $468,000 and $329,000, respectively.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Long-Term Debt (Continued)

        The following table summarizes information on the debt (in thousands) as of December 31, 2014:

Convertible Senior Notes due 2020:
Fair value of the liability component	$154,737
Accumulated accretion of discount	23,046

Net carrying value	$177,783

Senior Secured Notes due 2018:
Carrying value	$50,000

Total Notes:
Fair value of the liability component	$204,737
Accumulated accretion of discount	23,046

Net carrying amount (Long-term debt)	227,783
Less: Current portion	(10,459)

Long-term debt, net of current portion	$217,324

Note 14. Stockholders' Equity

Common Stock

        The Company is authorized to issue 200 million shares of common stock. As of December 31, 2014 and 2013, there were 103,729,000 and 103,161,000 shares, respectively, issued and outstanding.

Preferred Stock

        The Company is authorized to issue five million shares of undesignated preferred stock with a par value of $1.00 per share. As of December 31, 2014 and 2013, there were no preferred shares issued or outstanding. The Company may issue shares of preferred stock in the future, without stockholder approval, upon such terms as the Company's management and Board of Directors may determine.

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

        Each right will initially entitle stockholders to purchase a fractional share of the Company's preferred stock for $26.00. However, the rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events. If a person or group acquires, or announces a

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stockholders' Equity (Continued)

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

Note 15. Stock Option and Purchase Plans

Stock Option Plan

        On March 29, 2010, the Company's Board of Directors terminated the 2001 Stock Option Plan. In addition, the Board of Directors adopted and approved a new 2010 Equity Incentive Plan, or the 2010 Plan, with 32,000 shares remaining reserved and unissued under the 2001 Plan, subject to the approval of the Company's stockholders. The 2001 Plan, however, continues to govern awards previously granted under it. On June 25, 2010, the Company's stockholders approved the 2010 Plan at the Company's 2010 Annual Meeting of Stockholders. The 2010 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to employees, directors and consultants, to be granted from time to time as determined by the Board of Directors, the Compensation Committee of the Board of Directors, or its designees. The term of the option is determined by the Board of Directors on the date of grant but shall not be longer than 10 years. Options under this plan generally vest over four years. The 2010 Plan's share reserve, which the stockholders approved, is 8,400,000 shares, plus any shares reserved but not issued pursuant to awards under the 2001 Plan as of the date of stockholder approval, or 99,975 shares, plus any shares subject to outstanding awards under the 2001 Plan that expire or otherwise terminate without having been exercised in full, or are forfeited to or repurchased by the Company, up to a maximum of 8,111,273 shares (which was the number of shares subject to outstanding options under the 2001 Plan as of March 11, 2010). In September 2014, the Company's stockholders approved an increase to the total number of shares reserved under the 2010 Plan by 5,950,000 for a total of 14,350,000 shares.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Stock Option and Purchase Plans (Continued)

Restricted Stock Units

        Beginning in 2012, the Company began issuing restricted units under the 2010 Plan on a limited basis. A summary of restricted stock unit award activity under the 2010 Plan is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Restricted stock units outstanding December 31, 2011	—	—
Granted	35,000	$24.88
Vested	—	—
Forfeited	—	—

Restricted stock units outstanding, December 31, 2012	35,000	24.88
Granted	144,500	12.63
Vested	(33,296)	14.15
Forfeited	(146,204)	13.83

Restricted stock units outstanding December 31, 2013	—	—
Granted	521,900	8.20
Vested	(70,500)	8.37
Forfeited	(117,900)	8.17

Restricted stock units outstanding December 31, 2014	333,500	$8.17

Stock Options

        A summary of stock option award activity under these plans is as follows:

	Years Ended December 31,
	2014		2013		2012
	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Balance at beginning of year	8,906,451	$12.06	8,510,917	$10.33	8,575,434	$6.17
Options:
Granted	935,800	$6.89	4,166,292	$12.86	2,850,118	$17.80
Exercised	(374,530)	$4.48	(2,375,688)	$5.79	(2,648,882)	$5.00
Cancelled	(3,511,262)	$11.45	(1,395,070)	$14.54	(265,753)	$9.28

Balance at end of year	5,956,459	$12.09	8,906,451	$12.06	8,510,917	$10.33

Exercisable at end of year	4,053,329	$12.34	6,616,555	$11.00	4,781,301	$6.32

Weighted average grant-date fair value of options granted during the year		$4.34		$8.32		$11.91

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Stock Option and Purchase Plans (Continued)

        At December 31, 2014, stock options were outstanding and exercisable as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2014	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable December 31, 2014	Weighted- Average Exercise Price
$3.13 - $8.91	2,075,027	4.7 years	$6.98	1,277,264	$7.10
$9.50 - $12.84	1,995,071	4.6 years	$11.93	1,714,021	$11.84
$12.90 - $25.74	1,886,361	6.3 years	$17.88	1,062,044	$19.43

$3.13 - $25.74	5,956,459	5.2 years	$12.09	4,053,329	$12.34

        The aggregate intrinsic value of outstanding options as of December 31, 2014 was zero, as all of the outstanding stock options had an exercise price greater than the share price of common stock as of that date.

        At December 31, 2014, 10,009,405 options remained available for grant.

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

        As of December 31, 2014, 1,614,827 shares have been issued to employees and there are 385,173 shares available for issuance under the ESPP. The weighted average fair value of shares issued under the ESPP in 2014, 2013 and 2012 was $1.05, $3.53 and $3.72 per share, respectively.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Stock Option and Purchase Plans (Continued)

Share-Based Compensation Expense

        Total estimated share-based compensation expense, related to all of the Company's share-based awards, recognized for the years ended December 31, 2014, 2013 and 2012 was comprised as follows (in thousands, except per share data):

	2014	2013	2012
Cost of goods sold	$118	$—	$—
Research and development	1,177	$2,361	$3,487
Selling, general and administrative	8,128	15,964	12,451
Non-recurring charges	343	14,072	—

Total share-based compensation expense	$9,766	$32,397	$15,938

        On July 18, 2013, the Company entered into a settlement agreement with First Manhattan Company, or First Manhattan, in connection with a proxy contest related to the Company's 2013 Annual Meeting of Stockholders. According to the terms of the settlement agreement, more than a majority of the members of the Company's Board of Directors resigned and new members were appointed. The change in the majority of the members of the Company's Board of Directors, effective July 19, 2013, triggered certain "change of control" benefits in accordance with the Amended Agreements with certain of the Company's employees; specifically, all unvested stock options held by these employees automatically vested in full and became immediately exercisable. In accordance with ASC 718, all unamortized expense for options that were expected to vest on the date of grant and the modified fair value of the options that were not expected to vest on the date of grant (due to expected forfeitures) were immediately expensed. As a result, for the year ended December 31, 2013, the Company recognized approximately $12.9 million in additional share-based compensation expense related to this event.

        As part of the Company's ongoing efforts to reduce costs by eliminating expenses that are not essential to expanding the use of Qsymia, the Company implemented a cost reduction plan that reduced the Company's workforce by approximately 20 employees, or 17% of its workforce, excluding the sales force, for the year ended December 31, 2013. As a result, the Company incurred $1.2 million in additional share-based compensation expense for the year ended December 31, 2013, related to the automatic acceleration of vesting of unvested stock options held by the terminated employees.

        No share-based compensation cost was capitalized for the year ended December 31, 2014. Total share-based compensation cost capitalized as part of the cost of inventory was $480,000 and $196,000 for the years ended December 31, 2013 and 2012, respectively.

        The following table summarizes share-based compensation, net of estimated forfeitures associated with each type of award (in thousands):

	2014	2013	2012
Restricted stock units	$1,334	$471	$292
Stock options	8,305	31,610	15,531
Employee stock purchase plan	127	316	115

	$9,766	$32,397	$15,938

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Stock Option and Purchase Plans (Continued)

        As of December 31, 2014, unrecognized estimated compensation expense totaled $6.9 million related to non-vested stock options and $43,000 related to the ESPP. The weighted average remaining requisite service period for the non-vested stock options was 5.3 years and for the ESPP was less than 6 months.

  Valuation Assumptions

        The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, assuming no expected dividends and the following weighted average assumptions:

	2014	2013	2012
Expected life (in years)	4.84	4.88	5.54
Volatility	79.1%	83.35%	82.49%
Risk-free interest rate	1.74%	1.12%	1.00%
Dividend yield	—	—	—

Note 16. Commitments

Lease Commitments

        In November 2006, the Company entered into a 30-month lease for its former corporate headquarters located in Mountain View, California, or Castro Lease. On February 14, 2012, the Company entered into the most current, fourth amendment to the Castro Lease. Under the fourth amendment to the Castro Lease, the lease term for the headquarters' premises terminated July 31, 2013. The fourth amendment also included a new lease on an additional 4,914 square feet of office space located at 1174 Castro Street, Mountain View, California, or the Expansion Space, which is adjacent to the Company's former corporate headquarters. The average base rent for the Expansion Space is approximately $2.75 per square foot or $13,513 per month. The new lease for the Expansion Space has a term of 60 months commencing March 15, 2012, with an option to extend the term for one year from the expiration of the new lease. Commencing on September 1, 2014, the Company subleased the expansion space for a term of 31 months at a starting annual rental rate of $53 per square feet (subject to agreed increases). The sublessee is entitled to abatement of the first monthly installment. Minimum rents expected to be received under this sublease are $268,000, $274,000 and $69,000 for the years ending December 31, 2015, 2016 and 2017, respectively.

        The Company entered into a lease effective as of December 11, 2012, with SFERS Real Estate Corp. U, or the Landlord, for new principal executive offices, consisting of an approximately 45,240 square foot building, located at 351 East Evelyn Avenue, Mountain View, California, or the Evelyn Lease. The Evelyn Lease has an initial term of approximately 84 months, commencing on May 11, 2013, and at a starting annual rental rate of $31.20 per rentable square foot (subject to agreed increases). The Company is entitled to an abatement of the monthly installments of rent for months seven through 12 of the initial term subject to the conditions detailed in the Evelyn Lease. The Company has one option to renew the Evelyn Lease for a term of three years at the prevailing market rate as detailed in the Evelyn Lease. In addition, the Company has a one-time right to accelerate the termination date of the Evelyn Lease from the expiration of the 84th full calendar month of the term to the expiration of the 60th full calendar month of the term subject to the conditions detailed in the Evelyn Lease. If this acceleration of the termination date is exercised, the following will be payable to

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Commitments (Continued)

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

        Commencing on May 1, 2014, the Company subleased a portion of its Evelyn Lease consisting of approximately 14,105 square feet of space for a term of 36 months at a starting annual rental rate of $42 per square feet (subject to agreed increases). The sublessee is entitled to abatement of monthly installments of rents for months one through four. Minimum rents expected to be received under this sublease are $601,000, $626,000 and $212,000 for the years ending December 31, 2015, 2016 and 2017, respectively. Upon the completion of the sublease for this space, the Company expects to either find usage or to locate a suitable sublessee for the remaining duration of the Company's Evelyn Lease.

        Future minimum lease payments under operating leases at December 31, 2014, were as follows (in thousands):

2015	$2,156
2016	2,164
2017	1,989
2018	1,991
2019	2,040
Thereafter	685

$11,025

        Included in the operating lease commitments above are obligations under leases for which the Company has vacated the underlying facilities as part of a cost reduction plan. These leases expire at various dates through 2020 and represent an aggregate obligation of $3.6 million through 2020. The Company has cost reduction accruals of $0.6 million at December 31, 2014, which represents the difference between this aggregate future obligation and expected future sublease income under estimated potential sublease agreements, as well as other facilities-related obligations (see Note 10). Rent expense under operating leases was $1.6 million, $2.9 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes

        Deferred income taxes result from differences in the recognition of expenses for tax and financial reporting purposes, as well as operating loss and tax credit carryforwards. Significant components of the Company's deferred income tax assets as of December 31, 2014 and 2013, are as follows (in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carry forwards	$219,786	$202,289
Research and development credit carry forwards	16,464	16,659
Stock-based compensation	10,298	15,476
Accruals and other	9,502	18,927
Depreciation	128	218
Deferred revenue	4,146	4,009

	260,324	257,578
Valuation allowance	(260,324)	(257,578)

Total	$—	$—

        The net increase in the valuation allowance for the years ended December 31, 2014 and 2013, was $2.7 million and $74.0 million, respectively. As of December 31, 2014, the Company had no significant deferred tax liabilities.

        As of December 31, 2014, we had approximately $622.4 million and $284.4 million of net operating loss carryforwards with which to offset our future taxable income for federal and state income tax reporting purposes, respectively, of which $17.9 million (tax effected) would be recorded against additional paid-in capital when realized through a reduction of income taxes payable. These net operating loss and tax credit carryforwards, except for the California research and development credit, expire on various dates through 2034. The California research and development credits do not expire. Utilization of our net operating loss and tax credit carryforwards, or tax attributes, may be subject to substantial annual limitations provided by the Internal Revenue Code and similar state provisions to the extent certain ownership changes are deemed to occur. We face the risk that our ability to use our tax attributes will be substantially restricted if we undergo an "ownership change" as defined in Section 382 of the U.S. Internal Revenue Code, or Section 382. An ownership change under Section 382 would occur if "5-percent shareholders," within the meaning of Section 382, collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period.

        The Company has performed an analysis to determine whether an "ownership change" has occurred from inception through October 31, 2014. Based on this analysis, management determined that the Company did experience a historical ownership change of greater than 50% during this period. Therefore, the utilization of a portion of the Company's net operating losses and credit carryforwards is currently limited. However, these Section 382 limitations should not cause the Company's net operating losses and tax credits to expire unutilized. As such, a reduction to the Company's gross deferred tax asset for its net operating loss and tax credit carryforwards is not necessary prior to considering the valuation allowance. In the event the Company experiences any subsequent changes in ownership, the amount of net operating losses and research and development credit carryovers useable in any taxable year could be limited and may expire unutilized.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

        On December 19, 2014, the Tax Increase Prevention Act of 2014 was signed into law, extending 2014 federal research and development credit. As such, the provision for income taxes for the year ended December 31, 2014 reflects the 2014 federal research and development tax credit.

        The (benefit)/provision for income taxes is based upon (loss)/income from continuing operations before (benefit)/provision for income taxes as follows, for the years ended December 31, 2014, 2013 and 2012 (in thousands):

        Continuing Operations:

	2014	2013	2012
Loss before income taxes:
Domestic	$(83,151)	$(174,083)	$(138,599)
International	(125)	(766)	(1,107)

Loss before taxes	$(83,276)	$(174,849)	$(139,706)

        The (benefit)/provision for income taxes consists of the following components for the years ended December 31, 2014, 2013 and 2012 (in thousands):

        Continuing Operations:

	2014	2013	2012
Current
Federal	$—	$—	$—
State	(629)	97	27
Foreign	—	—	—

Total current (benefit)/provision for income taxes	$(629)	$97	$27

Deferred
Federal	$—	$—	$—
State	—	—	—
Foreign	—	—	—

Total deferred benefit for income taxes	$—	$—	$—

Total (benefit)/provision for income taxes from continuing operations	$(629)	$97	$27

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

        Reconciliation between the U.S. federal statutory tax rate and the Company's effective tax rate from continuing operations is as follows, for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Tax at U.S. federal statutory rate	(35)%	(35)%	(35)%
Change in valuation allowance	29	35	34
Permanent items	7	2	1
Tax credits	—	(1)	—
Other	(2)	(1)	—

Effective tax rate	(1)%	0%	0%

        In 2014, the Company received notice from the California Franchise Tax Board on its proposed adjustment to the Company's R&D credit and recorded a reduction to its gross unrecognized tax benefit of $1.2 million and reduced its taxes payable located in accrued and other liabilities by $208,000. Additionally, the Company received notice from the New Jersey tax authority that the Company's refund request has been approved and the associated refund received and has reduced its gross unrecognized tax benefits by $462,000. As of December 31, 2014 the Company no longer has any unrecognized tax positions.

        A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Unrecognized tax benefits as of January 1	$1,662	$1,215	$1,215
Gross increase/(decrease) for tax positions of prior years	—	447	—
Gross increase/(decrease) for tax positions of current year	—	—	—
Settlements	(1,662)	—	—
Lapse of statute of limitations	—	—	—

Unrecognized tax benefits balance at December 31	$—	$1,662	$1,215

        The remaining balance recorded on the Company's consolidated balance sheets as of December 31, 2014 and 2013, is as follows (in thousands):

	2014	2013
Total unrecognized tax benefits	$—	$1,662
Amounts netted against deferred tax assets	(—)	(1,502)

Unrecognized tax benefits recorded on consolidated balance sheets	$—	$160

        Although the Company files U.S. federal, various state, and foreign tax returns, the Company's only major tax jurisdictions are the U.S., California and New Jersey. As a result of the above-mentioned audit adjustments, the Company has no unrecognized tax benefits recorded on its consolidated balance sheets as of December 31, 2014.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Income Taxes (Continued)

        During 2014, the Company completed its examination by the State of New Jersey, for which a benefit was recorded, as discussed above. Tax years 1998 to 2014 remain subject to examination by the appropriate governmental agencies due to tax loss carryovers from those years.

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

Note 18. Segment Information and Concentration of Customers and Suppliers

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

        Product revenue by geographic region is as follows for the years ended December 31 (in thousands):

	2014				2013
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$45,277	$—		$45,277	$23,718	$—		$23,718
STENDRA/SPEDRA—License and milestone revenue	15,406	23,208		38,614	30,393	25,445		55,838
STENDRA/SPEDRA—Supply revenue	9,059	17,460		26,519	1,080	446		1,526
STENDRA/SPEDRA—Royalty revenue	2,176	1,595		3,771	—	—		—

Total revenue	$71,918	$42,263	(1)	$114,181	$55,191	$25,891	(2)	$81,082

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Segment Information and Concentration of Customers and Suppliers (Continued)

	2012
	U.S.	ROW	Total
Qsymia—Net product revenue	$2,012	$—	$2,012
STENDRA/SPEDRA—License and milestone revenue	—	—	—
STENDRA/SPEDRA—Supply revenue	—	—	—
STENDRA/SPEDRA—Royalty revenue	—	—	—

Total revenue	$2,012	$—	$2,012

(1)
$37.2 million of which is attributable to Germany.

(2)
$21.0 million of which is attributable to Germany.

Major customers

        Revenues from significant customers as a percentage of total revenues for the years ended December 31, 2014, 2013 and 2012, is as follows:

	2014	2013	2012
Auxilium	23%	39%	—%
Menarini	32%	26%	—%
Amerisource Bergen	14%	—%	—%
McKesson	13%	2%	—%
Cardinal Health, Inc.	11%	4%	—%
Express Scripts, Inc.	1%	3%	10%
CVS	—%	9%	50%
Walgreens	—%	6%	39%

        Accounts receivable at December 31, 2014 and 2013 by significant customer as a percentage of the total gross accounts receivable balance are as follows:

	2014	2013
Menarini	25%	41%
Cardinal Health, Inc.	20%	12%
Amerisource Bergen	19%	26%
McKesson	18%	13%
Auxilium	16%	3%

Major suppliers

        The Company relies on third-party sole-source manufacturers to produce its clinical trial materials, raw materials and finished goods. Catalent Pharma Solutions, LLC, or Catalent, which supplied the product for the Phase 3b/4 program for Qsymia, is the Company's sole source of clinical and commercial supplies for Qsymia. MTPC is currently the Company's sole-source supplier for the API and the tablets for STENDRA (avanafil). In August 2012, the Company entered into an amendment to its agreement with MTPC that permits the Company to manufacture the API and STENDRA tablets

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Segment Information and Concentration of Customers and Suppliers (Continued)

for avanafil itself or through third-party suppliers at any time. The transition away from MTPC supply will need to occur on or before June 2015. The Company does not have any manufacturing facilities and intends to continue to rely on third parties for the supply of the starting materials, API and tablets. Third-party manufacturers may not be able to meet the Company's needs with respect to timing, quantity or quality. In July 2013, the Company entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for our drug avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. In November 2013, the Company entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories.

        The Company has entered into an agreement with PDI, Inc., or PDI, a third-party contract sales organization, to assist with the hiring of sales representatives and the promotion of Qsymia to physicians. Although alternative third-party contract sales organizations exist, the Company would be adversely affected if PDI does not perform its obligations under the agreement.

        During the years ended December 31, 2014, 2013 and 2012, the Company incurred expenses for work performed by a third-party clinical research organization, or CRO, for Qsymia and STENDRA post-approval studies that accounted for 27%, 29% and 13%, respectively, of total research and development expenses.

Note 19. 401(k) Plan

        All of the Company's full-time employees are eligible to participate in the VIVUS 401(k) Plan. Employer-matching contributions for the years ended December 31, 2014, 2013 and 2012 were $467,000, $565,000 and $329,000, respectively.

Note 20. Legal Matters

  Securities Related Class Action and Shareholder Derivative Lawsuits

        The Company, a current officer and a former officer were defendants in a putative class action captioned Kovtun v. VIVUS, Inc., et al., Case No. 4:10-CV-04957-PJH, in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleged violations of Section 10(b) and 20(a) of the federal Securities Exchange Act of 1934 based on allegedly false or misleading statements made by the defendants in connection with the Company's clinical trials and New Drug Application, or NDA, for Qsymia as a treatment for obesity. The Court granted defendants' motions to dismiss both plaintiff's Amended Class Action Complaint and Second Amended Class Action Complaint; by order dated September 27, 2012, the latter dismissal was with prejudice and final judgment was entered for defendants the same day. On October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Following briefing of the appeal, the Court of Appeals held oral argument on January 16, 2015. On January 29, 2015, the Court of Appeals issued a Memorandum decision affirming the District Court's ruling. On February 12, 2015, plaintiff asked the Court of Appeals' panel to rehear the case or for the Court to rehear the case en banc. We cannot predict the outcome of that petition.

        Additionally, certain of the Company's former officers and directors and a current director are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH,

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Legal Matters (Continued)

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

        On July 12, 2013, various current and former officers and directors of the Company were named as defendants in a separate shareholder derivative lawsuit filed in the California Superior Court, Santa Clara County, and captioned Ira J. Gaines IRA, et al. v. Leland F. Wilson, et al., Case No.1-13-CV-249436. The lawsuit generally alleged breaches of the fiduciary duty of care in connection with the launch of Qsymia, breaches of the duty of loyalty and insider trading by some defendants for selling Company stock while purportedly being aware that the Qsymia launch would be less successful than predicted and corporate waste. On March 14, 2014, the Court sustained a demurrer and dismissed the complaint with leave to amend. An order memorializing the Court's ruling was entered March 21, 2014. On April 21, 2014, derivative plaintiffs filed an Amended Shareholder Derivative Complaint alleging substantially similar breaches of duty. On May 21, 2014, the Company filed a demurrer to the Amended Complaint. With that demurrer pending, derivative plaintiffs asked the Court in July 2014 to dismiss the action with prejudice as to the named plaintiffs and otherwise without prejudice. The Court did so by order entered July 17, 2014, and the matter is now concluded.

        On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California's securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company's success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of "at least" $2.8 million, and sought damages and other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal. With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263. The Jasins' federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action. In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. Pursuant to a stipulated briefing and hearing schedule, the motion is currently scheduled for hearing on April 23, 2015. The Company maintains directors' and officers' liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to payment of our self-insured retention and the policies' terms and conditions.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Legal Matters (Continued)

        The Company and the defendant officers and directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

  Qsymia ANDA Litigation

        On May 7, 2014, the Company received a Paragraph IV certification notice from Actavis Laboratories FL indicating that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Qsymia and contending that all six patents listed for Qsymia in the FDA Orange Book (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299 (collectively "patents-in-suit")) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Qsymia as described in their ANDA. On June 12, 2014, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis. The lawsuit (Case No. 14-3786 (FSH)(MAH)) was filed on the basis that Actavis' submission of their ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of Qsymia prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

        In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Actavis, FDA approval of Actavis' ANDA will be stayed until the earlier of (i) up to 30 months from the Company's May 7, 2014 receipt of Actavis' Paragraph IV certification notice (i.e. November 7, 2016) or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. The Company intends to vigorously enforce its intellectual property rights relating to Qsymia, but the Company cannot predict the outcome of this matter.

        The Company received a second Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 8,895,057 and 8,895,058) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, or offer for sale of a generic form of Qsymia. The Company is in the process of evaluating this second notice.

  Janssen Litigation

        On August 22, 2014, the Company was named as a defendant in a complaint filed by Janssen Pharmaceuticals, Inc., or Janssen, in the United States District Court of Delaware. In the complaint, the plaintiff alleged that the Company was infringing U.S. Patent No. 6,071,537, or the'537 patent, by selling Qsymia. The plaintiff sought a permanent injunction enjoining the Company from further infringement and unspecified monetary damages. On August 24, 2014, the Company entered into a Patent Assignment Agreement with Janssen that included assignment of the '537 patent to the Company. As a result, Janssen voluntarily dismissed the lawsuit on August 24, 2014.

        The Company is not aware of any other asserted or unasserted claims against it where it believes that an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

VIVUS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. Subsequent Events (Unaudited)

        On January 23, 2015, the EC adopted the commission implementing decision amending the marketing authorization for SPEDRA (avanafil). SPEDRA is now the first and only ED medication approved in the EU that is indicated to be taken as needed approximately 15 to 30 minutes before sexual activity. As a result, the Company is entitled to receive a contingent payment of €10.0 million from Menarini, its commercialization partner for the EU territory.

Note 22. Selected Financial Data (Unaudited)

Selected Quarterly Financial Data (in thousands except per share data)

	Quarter Ended,
	March 31	June 30	September 30	December 31
2014
Total revenue	$36,691	$21,881	$33,877	$21,732
Total gross profit	27,158	14,866	26,609	12,161
Operating expenses	44,619	39,367	41,789	39,117
Net loss	(15,550)	(25,825)	(15,825)	(25,447)
Basic and Diluted net (loss) per share	$(0.15)	$(0.25)	$(0.15)	$(0.25)
2013
Total revenue	$4,112	$5,534	$27,379	$44,057
Total gross profit (loss)	(2,055)	514	26,638	40,892
Operating expenses	57,909	56,979	68,056	52,752
Net loss from continuing operations	(53,768)	(55,635)	(48,379)	(17,164)
Net loss	(53,576)	(55,512)	(48,204)	(17,164)
Basic and Diluted net (loss) per share	$(0.53)	$(0.55)	$(0.48)	$(0.17)

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

	Balance at Beginning of Period	Charged to Operations*	Charges Utilized	Balance at End of Period
Allowance for Cash Discounts
Fiscal year ended December 31, 2012	$—	$57	$—	$57
Fiscal year ended December 31, 2013	$57	$1,050	$(973)	$134
Fiscal year ended December 31, 2014	$134	$1,712	$(1,696)	$150

*
Amount charged to operations during fiscal years ended December 31, 2014, 2013 and 2012, includes $1,373,000, $750,000 and $53,000, respectively, for cash discount allowances related to revenue recognized during each fiscal year. The remaining amounts were recorded on the consolidated balance sheets as deferred revenue at the end of each period, respectively.

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

        Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission (2013), known as COSO Framework, to evaluate the effectiveness of the Company's internal control over financial reporting. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2014. OUM & Co. LLP, the independent registered public accounting firm that audited the consolidated financial statements included in the Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014. This report, which expresses an unqualified opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2014, is included herein.

        There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this item is hereby incorporated by reference from the information under the captions "Election of Directors," "Board of Directors Meetings and Committees—Board Committees" and "Executive Officers" contained in the Company's definitive Proxy Statement, to be filed with the Securities and Exchange Commission no later than 120 days from the end of the Company's last fiscal year in connection with the solicitation of proxies for its 2015 Annual Meeting of Stockholders. The information required by Section 16(a) is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        Information about our equity compensation plans at December 31, 2014, that were approved by our stockholders was as follows:

Plan Category	Number of Shares to be issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(c)
Equity compensation plans approved by stockholders (a)	5,964,959	$11.52	10,394,578
Equity compensation plans not approved by stockholders(b)	325,000	$10.19	—

Total	6,289,959	$11.45	10,394,578

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

(c)
Includes 10,009,405 shares for the 2010 Equity Incentive Plan and 385,173 shares for the 1994 Employee Stock Purchase Plan.

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

Date: February 25, 2015

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ SETH H. Z. FISCHER Seth H. Z. Fischer	Chief Executive Officer (Principal Executive Officer) and Director	February 25, 2015
/s/ DAVID Y. NORTON David Y. Norton	Chairman of the Board of Directors and Director	February 25, 2015
/s/ SVAI S. SANFORD Svai S. Sanford	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	February 25, 2015
/s/ ALEXANDER J. DENNER, PH.D. Alexander J. Denner, Ph.D.	Director	February 25, 2015
/s/ JOHANNES J.P. KASTELEIN Johannes J.P. Kastelein	Director	February 25, 2015
/s/ JORGE PLUTZKY, M.D. Jorge Plutzky, M.D.	Director	February 25, 2015
/s/ HERMAN ROSENMAN Herman Rosenman	Director	February 25, 2015

VIVUS, INC.
REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31, 2014

EXHIBIT INDEX

Exhibit Number		Description
2.1	(1)†	Asset Purchase Agreement between the Registrant and K-V Pharmaceutical Company dated as of March 30, 2007

2.2	(2)†	Asset Purchase Agreement dated October 1, 2010, between the Registrant, MEDA AB and Vivus Real Estate, LLC

3.1	(3)	Amended and Restated Certificate of Incorporation of the Registrant

3.2	(4)	Amended and Restated Bylaws of the Registrant

3.3	(5)	Amendment No. 1 to the Amended and Restated Bylaws of the Registrant

3.4	(6)	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant

3.5	(7)	Amendment No. 3 to the Amended and Restated Bylaws of the Registrant

3.6	(8)	Amendment No. 4 to the Amended and Restated Bylaws of the Registrant

3.7	(9)	Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant

4.1	(10)	Specimen Common Stock Certificate of the Registrant

4.2	(11)	Preferred Stock Rights Agreement dated as of March 27, 2007, between the Registrant and Computershare Investor Services, LLC

4.3	(12)	Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee

4.4	(13)	Form of 4.50% Convertible Senior Note due May 1, 2020

10.1	(14)*	Form of Indemnification Agreement by and among the Registrant and the Officers of the Registrant

10.2	(15)*	Form of Indemnification Agreement by and among the Registrant and the Directors of the Registrant

10.3	(16)*	1994 Employee Stock Purchase Plan, as amended, Form of Subscription Agreement and Form of Notice of Withdrawal

10.4	(17)*	2001 Stock Option Plan and Form of Agreement thereunder

10.5	(18)*	2001 Stock Option Plan, as amended on July 12, 2006

10.6	(19)*	Form of Notice of Grant and Restricted Stock Unit Agreement under the VIVUS, Inc. 2001 Stock Option Plan

10.7	(20)*	2010 Equity Incentive Plan and Form of Agreement thereunder

10.8	(21)*	2010 Equity Incentive Plan, as amended on September 12, 2014

10.9	(22)*	Stand-Alone Stock Option Agreement with Michael P. Miller dated as of April 30, 2010

10.10	(23)*	Employment Agreement dated December 20, 2007, between the Registrant and Leland F. Wilson

Exhibit Number		Description
10.11	(24)*	First Amendment dated January 23, 2009, to the Employment Agreement dated December 20, 2007, by and between the Registrant and Leland F. Wilson

10.12	(25)*	Second Amendment dated January 21, 2011, to the Employment Agreement dated December 20, 2007, by and between the Registrant and Leland F. Wilson

10.13	(26)*	Third Amendment dated January 27, 2012, to the Employment Agreement dated December 20, 2007, by and between the Registrant and Leland F. Wilson

10.14	(27)*	Fourth Amendment dated January 25, 2013, to the Employment Agreement dated December 20, 2007, by and between the Registrant and Leland F. Wilson

10.15	(28)†	Agreement effective as of December 28, 2000, between the Registrant and Tanabe Seiyaku Co., Ltd.

10.16	(29)	Amendment No. 1 effective as of January 9, 2004, to the Agreement effective as of December 28, 2000, between the Registrant and Tanabe Seiyaku Co., Ltd.

10.17	(30)	Termination and Release executed by Tanabe Holding America, Inc. dated May 1, 2007

10.18	(31)†	Second Amendment effective as of August 1, 2012, to the Agreement dated as of December 28, 2000, between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.)

10.19	(32)†	Third Amendment effective as of February 21, 2013, to the Agreement dated as of December 28, 2000, between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.)

10.20	(33)†	Settlement and Modification Agreement dated July 12, 2001, between ASIVI, LLC, AndroSolutions, Inc., Gary W. Neal and the Registrant

10.21	(34)†	Assignment Agreement between Thomas Najarian, M.D. and the Registrant dated October 16, 2001

10.22	(35)†	Master Services Agreement dated as of September 12, 2007, between the Registrant and Medpace, Inc.

10.23	(36)†	Exhibit A: Medpace Task Order Number: 06 dated as of December 15, 2008, pursuant to that certain Master Services Agreement, between the Registrant and Medpace, Inc., dated as of September 12, 2007

10.24	(37)†	Transition Services Agreement dated November 5, 2010, between the Registrant and MEDA AB

10.25	(38)†	Commercial Manufacturing and Packaging Agreement by and between the Registrant and Catalent Pharma Solutions, LLC dated as of July 17, 2012

10.26	(39)	Lease Agreement effective November 1, 2006, by and between the Registrant and Castro Mountain View, LLC, Thomas A. Lynch, Trudy Molina Flores, Trustee of the Jolen Flores and Trudy Molina Flores Joint Living Trust dated April 3, 2001, E William and Charlotte Duerkson, The Duerkson Family Trust dated February 16, 1999, The Dutton Family Trust dated September 16, 1993, The Noel S. Schuurman Trust, The Duarte Family Partners, L.P., The Marie Antoinette Clough Revocable Living Trust dated January 11, 1989, Blue Oak Properties, Inc., and CP6CC, LLC

10.27	(40)	First Amendment to Lease dated November 18, 2008, between Castro Mountain View, LLC, CP6CC, LLC and the Registrant

Exhibit Number		Description
10.28	(41)	Second Amendment to Lease effective November 12, 2009, between Castro Mountain View, LLC, CP6CC, LLC and the Registrant

10.29	(42)	Third Amendment to Lease effective December 3, 2010, between Castro Mountain View, LLC, CP6CC, LLC and the Registrant

10.30	(43)	Fourth Amendment to Lease effective February 14, 2012, between Castro Mountain View, LLC, CP6CC, LLC and the Registrant

10.31	(44)	Lease Agreement effective December 11, 2012, by and between the Registrant and SFERS Real Estate Corp. U

10.32	(45)†	Purchase and Sale Agreement effective as of March 25, 2013, between the Registrant and BioPharma Secured Investments III Holdings Cayman LP

10.33	(46)	Capped Call Confirmation dated May 15, 2013, by and between the Registrant and Deutsche Bank AG, London Branch

10.34	(47)*	Form of Amended and Restated Change of Control and Severance Agreement

10.35	(48)†	License and Commercialization Agreement dated July 5, 2013, between the Registrant and Berlin-Chemie AG

10.36	(49)†	Commercial Supply Agreement dated as of July 5, 2013, between the Registrant and Berlin-Chemie AG

10.37	(50)	Agreement dated July 18, 2013, by and between the Registrant and First Manhattan Co.

10.38	(51)*	Letter Agreement dated July 18, 2013, by and among the Registrant, First Manhattan Co. and Peter Y. Tam

10.39	(52)	Fourth Amendment to the Agreement dated as of December 28, 2000, between the Registrant and Mitsubishi Tanabe Pharma Corporation (formerly Tanabe Seiyaku Co., Ltd.), effective as of July 1, 2013

10.40	(53)†	Commercial Supply Agreement dated July 31, 2013, by and between the Registrant and Sanofi Chimie

10.41	(54)*	Employment Agreement dated September 3, 2013, by and between the Registrant and Seth H. Z. Fischer

10.42	(55)†	License and Commercialization Agreement dated as of October 10, 2013, by and between the Registrant and Auxilium Pharmaceuticals, Inc.

10.43	(56)†	Commercial Supply Agreement dated as of October 10, 2013, by and between the Registrant and Auxilium Pharmaceuticals, Inc.

10.44	(57)*	Letter Agreement dated November 4, 2013, by and between the Registrant and Timothy E. Morris

10.45	(58)†	Manufacturing and Supply Agreement dated November 18, 2013, by and between the Registrant and Sanofi Winthrop Industrie

10.46	(59)†	License and Commercialization Agreement dated December 11, 2013, by and between the Registrant and Sanofi

10.47	(60)†	Supply Agreement effective as of December 11, 2013, by and between the Registrant and Sanofi Winthrop Industrie

Exhibit Number		Description
10.48	(61)†	Patent Assignment Agreement, dated August 24, 2014, by and between the Registrant and Janssen Pharmaceuticals, Inc.

21.1		List of Subsidiaries

23.1		Consent of Independent Registered Public Accounting Firm

24.1		Power of Attorney (See signature page)

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101		The following materials from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, and (v) related notes

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

(15)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on August 12, 2014.

(16)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 29, 2011.

(17)
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

(21)
Incorporated by reference to Exhibit 4.1 filed with the Registrant's Registration Statement on Form S-8 filed with the Commission on November 5, 2014.

(22)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on May 6, 2010.

(23)
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

(26)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on January 27, 2012.

(27)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on January 30, 2013.

(28)
Incorporated by reference to Exhibit 10.15 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on February 26, 2013.

(29)
Incorporated by reference to Exhibit 10.42A filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004, filed with the Commission on May 7, 2004.

(30)
Incorporated by reference to Exhibit 10.61 filed with the Registrant's Current Report on Form 8-K filed with the Commission on May 4, 2007.

(31)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on August 10, 2012.

(32)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on February 25, 2013.

(33)
Incorporated by reference to Exhibit 10.20 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on February 26, 2013.

(34)
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

(57)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on November 5, 2013.

(58)
Incorporated by reference to Exhibit 10.45 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Commission on February 28, 2014.

(59)
Incorporated by reference to Exhibit 10.46 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Commission on February 28, 2014.

(60)
Incorporated by reference to Exhibit 10.47 filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Commission on February 28, 2014.

(61)
Incorporated by reference to Exhibit 10.1 filed with the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2014, filed with the Commission on November 5, 2014.