Form 10-K/A
period 2014-12-31
VIVUS INC
filed 2015-04-30
CIK 881524

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission File Number 001-33389

VIVUS, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3136179 (IRS employer identification number)
351 East Evelyn Avenue Mountain View, California (Address of principal executive office)	94041 (Zip Code)

Registrant's telephone number, including area code: (650) 934-5200

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 Par Value (Title of class)	The NASDAQ Stock Market LLC
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

          As of April 23, 2015, there were 103,816,149 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K part
None.

EXPLANATORY NOTE

        This Amendment No. 1 to Form 10-K, or this Amendment, amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 originally filed on February 25, 2015, or the Original Filing, by VIVUS, Inc., a Delaware corporation. We are filing this Amendment to present the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of our fiscal year covered by the Original Filing.

        This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends Part IV of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the Securities and Exchange Commission, or SEC.

        When we refer to "we," "our," "us," the "Company" or "VIVUS" in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

        In VIVUS's filings with the SEC, information is sometimes "incorporated by reference." This means that we refer you to information previously filed with the SEC that should be considered as part of the particular filing. As provided under SEC regulations, the "Compensation Committee Report" contained in this Amendment specifically is not incorporated by reference into any other filings with the SEC and shall not be deemed to be "filed" with the SEC. In addition, this Amendment includes a website address. This website address is intended to provide inactive, textual references only. The information on this website is not part of this Amendment.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our Executive Officers

        The following table and the biographical information that follows it set forth information as of April 15, 2015 regarding our executive officers:

Name	Age	Position
Seth H. Z. Fischer	58	Chief Executive Officer and Director
Svai S. Sanford	45	Chief Financial Officer and Chief Accounting Officer
John L. Slebir	49	Senior Vice President, Business Development and General Counsel and Secretary
Wesley W. Day, Ph.D.	51	Vice President, Clinical Development
Guy P. Marsh	61	Vice President, U.S. Operations and General Manager
Santosh T. Varghese, M.D.	44	Vice President, Medical & Regulatory Affairs, Pharmacovigilance, and QA

        The biographical information of Mr. Fischer is set forth below under "Our Directors."

        Svai S. Sanford has served as our Chief Financial Officer since January 2015 and as our Chief Accounting Officer since December 2013. From November 2013 until January 2015, he served as our interim Chief Financial Officer. From July 2012 until November 2013, he served as our Corporate Controller. Prior to joining VIVUS, from November 2010 until June 2012, Mr. Sanford was the Corporate Controller at Glam Media, Inc., a digital content provider, and from March 2004 until November 2010, in addition to other senior management roles within the company, he was the Senior Director, Technical Accounting, Reporting and Compliance at Elan Pharmaceuticals, Inc., a biopharmaceutical company. Mr. Sanford began his career with KPMG LLP, where he earned his license as a certified public accountant. Mr. Sanford holds a B.S. in Accounting from Kansas State University.

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

        Guy P. Marsh has served as our Vice President, U.S. Operations and General Manager since July 2000. From 2001 until the sale of our MUSE product in 2010, Mr. Marsh was responsible for U.S. Sales and Marketing of MUSE. From April 1999 until July 2000, Mr. Marsh served as our General Manager, Operations. From May 1998 until March 1999, he served as our Senior Director, U.S. Operations. From April 1994 until April 1998, Mr. Marsh served as Vice President Technical Operations for Copley Pharmaceutical, Inc., a pharmaceutical company acquired by Teva Pharmaceutical Industries, Ltd. From September 1993 until April 1994, Mr. Marsh served as a liaison between Copley Pharmaceutical, Inc. and Copley's majority stockholder, Hoechst-Celanese Corporation. From November 1987 until April 1994, Mr. Marsh served in various manufacturing, sales and business management roles for Hoechst-Roussel Pharmaceuticals, Inc., a pharmaceutical company. Mr. Marsh holds a B.S. in Engineering from New Jersey Institute of Technology and an M.B.A. from Seton Hall University.

        Santosh T. Varghese, M.D. has served as our Vice President, Medical & Regulatory Affairs, Pharmacovigilance, and QA since October 2013. He served as our Vice President, Head of Medical Affairs, Pharmacovigilance, and Regulatory Compliance from July 2013 until October 2013, as our Head of Medical Affairs and Pharmacovigilance from April 2012 until July 2013, and as our Vice President, Head of Medical Affairs from March 2012 until April 2012. Prior to this, Dr. Varghese was Senior Vice President, Medical Affairs at Elan Pharmaceuticals, a biopharmaceutical company, from January 2011 until March 2012. From April 2010 until January 2011, Dr. Varghese served as an executive consultant in the pharmaceutical industry for medical education and pharmaceutical companies. From June 2008 until April 2010, he was Vice President Primary Care & Cardiovascular in Global Medical Affairs at Schering-Plough Corporation (now Merck & Co.), a pharmaceutical company, in addition to other senior roles at Schering-Plough Corporation from May 2006 until June 2008. From November 2000 until May 2006, he held senior roles at Aventis and Sanofi-Aventis (now Sanofi SA), a pharmaceutical company. Dr. Varghese previously served on the board of directors of the American Lung Association—New York, and was an Adjunct Associate Professor at Touro University College of Medicine (now New York Medical College). Dr. Varghese is the co-author of over 50 publications in multiple therapeutic areas. Dr. Varghese holds a B.S. in Biology from Pennsylvania State University and an M.D. from St. George's University School of Medicine. He completed his medical training in the Caribbean, United States, and United Kingdom.

Our Directors

        Our board of directors, or the Board, currently consists of five directors.

        The following table and the biographical information that follows it set forth information as of April 15, 2015 regarding our Board:

Name	Age	Position Held with the Company	First Became a Director
Alexander J. Denner, Ph.D.(1)(2)(3)	45	Director	2013
Seth H. Z. Fischer	58	Chief Executive Officer and Director	2013
David Y. Norton(1)(2)(3)	63	Chairman of the Board of Directors and Director	2013
Jorge Plutzky, M.D.(3)	56	Director	2013
Herman Rosenman(1)(2)	67	Director	2013

(1)
Member of the Audit Committee of the Board

(2)
Member of the Compensation Committee of the Board

(3)
Member of the Nominating and Governance Committee of the Board

        Alexander J. Denner, Ph.D. has served as a director of the Company since July 19, 2013. Dr. Denner is a founding partner and Chief Investment Officer of Sarissa Capital Management LP, a registered investment advisor formed in 2012. Sarissa Capital focuses on improving the strategies of companies to better provide shareholder value. From 2006 to November 2011, Dr. Denner served as a Senior Managing Director of Icahn Capital, an entity through which Carl C. Icahn conducts his investment activities. Prior to that, he served as a portfolio manager at Viking Global Investors, a private investment fund, and Morgan Stanley Investment Management, a global asset management firm. Dr. Denner is a director of Biogen Inc., a publicly traded biopharmaceutical company, where he has served since 2009, and ARIAD Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, where he has served since 2014. Previously, Dr. Denner had served as a director of the following publicly traded companies: Amylin Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, from 2009 until 2012; Enzon Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, from 2009 until 2013; and ImClone Systems Incorporated, a publicly traded biopharmaceutical company where he was Chairman of the Executive Committee, from 2006 until its acquisition in 2008. Dr. Denner received his S.B. degree from the Massachusetts Institute of Technology and his M.S., M.Phil. and Ph.D. degrees from Yale University.

        Dr. Denner has significant experience overseeing the operations and research and development of healthcare companies and evaluating corporate governance matters. He also has extensive experience as an investor, particularly with respect to healthcare companies, and possesses broad healthcare industry knowledge.

        Seth H. Z. Fischer has served as the Chief Executive Officer and as a director of the Company since September 3, 2013. Mr. Fischer served in positions of increasing responsibility with Johnson & Johnson, a public healthcare company, from 1983 until his retirement in 2012. Most recently, Mr. Fischer served as Company Group Chairman, Johnson & Johnson, and Worldwide Franchise Chairman, Cordis Corporation, from 2008 to 2012, which included responsibility for Cordis and Biosense Webster, and as Company Group Chairman, North America Pharmaceuticals from 2004 to 2007, which included responsibility for Ortho-McNeil Pharmaceuticals, Janssen and Scios. Prior to this position, Mr. Fischer served as President of Ortho-McNeil Pharmaceuticals from 2000 to 2004, with his operating responsibilities encompassing the commercialization of products in multiple therapeutic categories including Topamax® for epilepsy and migraine and products in the analgesic, anti-infective, cardiovascular, neurologic, psychiatric and women's health areas. Since 2013, Mr. Fischer has served on the board of BioSig Technologies, Inc., a medical device company, and since 2013, Mr. Fischer has served as an advisor of MedHab, LLC, a medical device limited liability company. From April 2013 to September 2013, Mr. Fischer served on the board of Trius Therapeutics, Inc., a public pharmaceutical company, until it was acquired by Cubist Pharmaceuticals. Mr. Fischer holds a Bachelor of General Studies from Ohio University and served as a captain in the U.S. Air Force.

        Mr. Fischer's prior extensive executive level operational experience at Johnson & Johnson brings essential experience to the Board needed for strategic planning, product development and commercialization and operations.

        David Y. Norton has served as a director of the Company since July 19, 2013. From February 2012 until July 2012, he served as Interim CEO of Savient Pharmaceuticals Inc., a pharmaceutical company that filed for Chapter 11 bankruptcy in October 2013. Until his retirement in September 2011, Mr. Norton was Company Group Chairman, Global Pharmaceuticals for Johnson & Johnson, a multi-national company that manufactures pharmaceutical, diagnostic, therapeutic, surgical and biotechnology products. In this position he was responsible for leading and developing the strategic growth agenda, including the strategy for licensing, acquisitions and divestments, and ensuring alignment with its global strategic functions, research and development and commercial organizations. Mr. Norton began his Johnson & Johnson career in 1979, and held a number of positions at the company, including Company Group Chairman, Worldwide Commercial and Operations for the CNS, Internal Medicine franchise from 2006 to 2009, Company Group Chairman for the pharmaceutical businesses in Europe, the Middle East and Africa from 2004 to 2006, and Company Group Chairman for the pharmaceutical businesses in North America from 2003 to 2004. Mr. Norton also serves as a director of INC Research Holdings Inc., a global contract research organization, a director for the Global Alliance for TB Drug Development, a non-profit organization dedicated to the discovery and development of new, faster-acting and affordable tuberculosis medicines, and Chairman of the board of directors of the American Foundation for Suicide Prevention, a non-profit organization exclusively dedicated to understanding and preventing suicide. Since 2012, Mr. Norton has served as Senior Advisor to Tapestry Networks, a company that creates leadership networks to promote collaboration among professional leaders. He previously served as a director of Savient Pharmaceuticals Inc. from October 2011 until December 2013, a member of the board of directors of the Alliance for Aging Research, on the board of directors of the Pharmaceutical Research and Manufacturers of America, and as a committee member of the Australian Pharmaceutical Manufacturers Association.

        Mr. Norton's qualifications as director include his extensive global commercial experience in the pharmaceutical and biotechnology industry and his experience serving on several boards of directors, including as Chairman of the board of a public pharmaceutical company.

        Jorge Plutzky, M.D. has served as a director of the Company since May 9, 2013. Since 1996, he has served as the Director of The Vascular Disease Prevention Program, which includes the Lipid/Prevention Clinic, in the Cardiovascular Medicine Division at Brigham and Women's Hospital, where he is also Co-Director of Preventive Cardiology. Since 1995, he has been on the faculty at Harvard Medical School and has directed a basic science laboratory focused on transcriptional mechanisms involved in adipogenesis, lipid metabolism, and diabetes, and their relationship to inflammation and atherosclerosis. Throughout his career, Dr. Plutzky has also been involved in translational clinical studies investigating links between metabolic disorders and cardiovascular disease. Dr. Plutzky has been a member of the scientific advisory boards of the Sarnoff Cardiovascular Research Foundation since 2009 and Ember Therapeutics since 2012. Dr. Plutzky has been elected to the American Society for Clinical Investigation and is a Fellow of the American College of Cardiology. Dr. Plutzky's papers have appeared in journals that include Science, PNAS, Diabetes, Lancet, Annals of Internal Medicine, and Nature Medicine. Dr. Plutzky has been involved with the U.S. Food and Drug Administration, serving both as a member of the Endocrinologic and Metabolic Drugs Advisory Committee and in advising and presenting for new drug application sponsors. He has been involved with both the American Heart Association and the American Diabetes Association. Dr. Plutzky has been recognized with the Eugene Braunwald Teaching Award, the University of Cologne's Klenk Lecture, Vanderbilt University's Rabin Lecture, Northwestern University's DeStevens Lecture, and Harvard Medical School's Tucker Collins Lecture. Dr. Plutzky holds a B.A. from the University of Virginia, where he was an Echols Scholar and a member of Phi Beta Kappa, and an M.D. from the University of North Carolina, Chapel Hill. He completed research fellowships at the National Institutes of Health and the Massachusetts Institute of Technology.

        Dr. Plutzky's clinical background, medical knowledge, and science expertise in the prevention and treatment of cardiometabolic disease brings valuable and unique insight to the Board as evaluation, development and commercialization of our current and potential future products proceed.

        Herman Rosenman has served as a director of the Company since July 19, 2013. Mr. Rosenman was Senior Vice President, Finance and Chief Financial Officer of Gen-Probe, Inc. (currently, Hologic, Inc.), a molecular diagnostic company, from June 2001 to October 2012. Prior to joining Gen-Probe in 2001, Mr. Rosenman was President and Chief Executive Officer of Ultra Acquisition Corp., a retail chain and consumer products manufacturer, from 1997 to 2000. In addition, he served as President and Chief Executive Officer of RadNet Management, Inc., a large healthcare provider, from 1994 to 1997, and as Executive Vice President and Chief Financial Officer for Rexene Corp., a Fortune 1000 company in the petrochemicals industry. Mr. Rosenman was previously a partner at Coopers &

Lybrand (currently, PricewaterhouseCoopers LLP) where he served numerous Fortune 1,000 clients, principally in the pharmaceuticals and telecommunications industries. Mr. Rosenman currently serves on the board of directors of Oxford Immunotec Global PLC, a publicly traded diagnostics company, and Oxford Immunotec, Ltd., a diagnostics company. Mr. Rosenman also served on the board of directors of Discovery Partners International, Inc., from 2003 until its reverse-merger into Infinity Pharmaceuticals, Inc. in 2006, and thereafter Infinity Pharmaceuticals, Inc., where he served until 2007, as well as on the boards of directors of ARYx Therapeutics, Inc., from which he resigned in 2011, Emphasys Medical, Inc. and Medistem, Inc. (acquired by Intrexon Corp.). Mr. Rosenman received a B.B.A. in finance and accounting from Pace University and an M.B.A. in finance from the Wharton School of the University of Pennsylvania.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file certain reports of ownership with the SEC. Such officers, directors and stockholders are also required by SEC rules to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of copies of such forms received by us or on written representations from reporting persons that no other reports were required during the fiscal year ended December 31, 2014, we believe that during 2014, all of our executive officers, directors and 10% stockholders timely complied with all Section 16(a) filing requirements.

Code of Business Conduct and Ethics

        The Board has adopted a Code of Business Conduct and Ethics, which is applicable to all of our employees, officers and directors. The Code of Business Conduct and Ethics may be found on our website at www.vivus.com. We will disclose any amendment to the Code of Business Conduct and Ethics or waiver of a provision of the Code of Business Conduct and Ethics, including the name of the person to whom the waiver was granted, on our website on the Investor Relations page within four business days following the date of such amendment or waiver.

Material Changes to Nominee Recommendation Procedures

        There are no material changes to the procedures by which stockholders may recommend nominees to our Board.

Audit Committee

        We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee's main function is to oversee our accounting and financial reporting processes, internal system of control, independent registered public accounting firm relationships and the audits of our financial statements. The Audit Committee consists of directors Denner, Norton and Rosenman, none of whom is an employee of the Company and each of whom is independent within the meaning of Rule 5605 of the NASDAQ listing rules and the independence requirements of Rule 10A-3 of the Exchange Act, in each case as currently in effect. The Board has determined that Mr. Rosenman is an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K. Mr. Rosenman serves as Chairman of the Audit Committee.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis discusses:

  •
  the elements of our compensation programs applicable to the named executive officers for 2014;

  •
  the actions taken in 2014 with respect to compensation for the named executive officers; and

  •
  the compensation of our named executive officers during 2014.

        We refer to the following individuals as our "named executive officers" for 2014:

Name	Title
Seth H. Z. Fischer	Chief Executive Officer
Svai S. Sanford	Chief Financial Officer and Chief Accounting Officer
John L. Slebir	Senior Vice President, Business Development and General Counsel and Secretary
Wesley W. Day, Ph.D.	Vice President, Clinical Development
Santosh T. Varghese, M.D.	Vice President, Medical & Regulatory Affairs, Pharmacovigilance, and QA

General Philosophy

        We compensate our named executive officers through a combination of base salary, cash bonus and equity compensation designed to be competitive with comparable companies. Our core objective is to attract, retain, reward and motivate our named executive officers and to align our performance with the long-term interests of our stockholders. We evaluate our compensation based on a number of factors, including corporate performance. While challenges remain within the obesity pharmacotherapy market, in particular with respect to the tendency on the part of healthcare providers to treat symptoms of obesity rather than the disease itself, a narrow focus on certain patient types for treatment, historically low third party insurance coverage, and the continued exclusion of anti-obesity medications from Medicare Part D, in 2014, we were able to make progress on a number of areas, including financial results—growth in total prescriptions and net revenue for Qsymia, while controlling selling, general and administrative, or SG&A, expenses. Qsymia total prescription volume grew approximately 43% in 2014, compared to 2013, and Qsymia net revenue grew over 90% in the same period. Including STENDRA, our total net revenue was $114.2 million, compared to $81.1 million in 2013. For the same period, total SG&A expense was $111.5 million in 2014, compared to $158.2 million in 2013, a decrease of 30%.

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

        In determining the compensation for our named executive officers, we, in connection with consulting with our compensation consultant, Radford, an Aon Company, or Radford, consider a number of factors, including information regarding comparably sized companies in the biotechnology and pharmaceutical industries in the United States. We also consider the seniority level of the employee, the employee's overall performance and contribution to the Company and the geographical region in which the employee resides. Especially with respect to the compensation of our Chief Executive Officer, we also consider our performance and the anticipated difficulty of replacing the Chief Executive Officer with someone of comparable experience and skills. In addition, we have experienced changes in our management team recently.

Executive Compensation Program Objectives

  Executive Compensation Programs

        Our Compensation Committee relies on experience with other companies in our industry and, with respect to our named executive officers, third-party industry compensation surveys, including those compiled and provided to the Compensation Committee by Radford, executive compensation data as reported in peer company proxies, and internally generated comparisons of the various elements of total compensation to peer group companies, or the Peer Group, to determine base salary, performance-based cash bonuses and performance-based equity awards and the portion of total compensation each element should comprise. We believe that a larger portion of our named executive officers' compensation should be based on performance than that of our lower-level employees. Consistent with our compensation philosophy, we have structured each element of our compensation program as described below.

        We design our base pay to provide the essential reward for an employee's work. Once base pay levels are determined, annual increases in base pay are provided to recognize an employee's specific performance achievements and contributions.

        We also utilize cash bonuses to compensate employees for the achievement of corporate objectives as well as an employee's outstanding results while allowing us to remain competitive with other companies.

        We utilize equity-based compensation to ensure that we have the ability to retain employees over a longer period of time and to provide employees with a form of reward that aligns their interests with those of our stockholders. Employees whose skills and results we deem to be critical to our long-term success are eligible to receive higher levels of equity-based compensation. In 2014, our annual equity-based compensation included a mix of stock options and restricted stock units due to our stock price volatility, our current share reserves under our 2010 Equity Incentive Plan and our goal of further incentivizing our employees. The annual stock options typically vest over a period of four years, providing a long-term incentive to our employees as they work on multi-year commercialization and drug development programs. The annual restricted stock units generally vest over a period of four years, also providing a long-term incentive to our employees. The special restricted stock unit grants to Messrs. Sanford and Slebir and Drs. Day and Varghese in January 2014 vest pursuant to the following 18-month schedule commencing on January 1, 2014, or the Vesting Commencement Date: 20% on the six-month anniversary of the Vesting Commencement Date; 20% on the 12-month anniversary of the Vesting Commencement Date; and 60% on the 18-month anniversary of the Vesting Commencement Date, subject to continued full-time employment with the Company on each such date.

        Core benefits, such as our basic health benefits, 401(k) program, disability and life insurance plans, are designed to provide support to employees and their families and to be competitive with other companies in our industry.

  Our Peer Group

        For 2014, our Compensation Committee, after consulting with Radford, chose a group of 20 companies to include in the Peer Group based on their similarity to us in terms of industry focus, stage of development in transitioning from a development stage company to a commercial company, market capitalization size, revenues, financial position, entity size, pharmaceutical assets, business strategy, and the geographical location of the talent pool with which we compete. The market data for the Peer Group was drawn from publicly available documents. Additional compensation data for our Chief Executive Officer was obtained from the Radford Global Life Sciences Survey, which was provided to the Compensation Committee by Radford. For 2014, the Peer Group, which was determined by the Compensation Committee after consulting with Radford, consisted of the following companies:

ACADIA Pharmaceuticals Inc.	Idenix Pharmaceuticals, Inc. (acquired by
Aegerion Pharmaceuticals, Inc.	Novartis)
AMAG Pharmaceuticals, Inc.	ImmunoGen, Inc.
Arena Pharmaceuticals, Inc.	InterMune, Inc. (acquired by Roche)
Avanir Pharmaceuticals, Inc. (acquired by Otsuka	MannKind Corporation
Pharmaceuticals)	Nektar Therapeutics
Cadence Pharmaceuticals, Inc. (acquired by	Neurocrine Biosciences, Inc.
Mallinckrodt Pharmaceuticals)	Omeros Corporation
Depomed, Inc.	Orexigen Therapeutics, Inc.
Dyax Corp.	Pacira Pharmaceuticals, Inc.
Exelixis, Inc.	Xenoport, Inc.
Horizon Pharma, Inc.

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

  Stockholder Say-on-Pay Votes

        In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we held a non-binding stockholder vote at our 2014 Annual Meeting of Stockholders, or the 2014 Annual Meeting, on our 2013 executive compensation practices. The Compensation Committee, while not bound to act on a negative vote, carefully considers the opinion of its stockholders in making compensation decisions. The stockholders voted to approve, on an advisory basis, our 2013 executive compensation at the 2014 Annual Meeting. In alignment with our philosophy on stockholder say-on-pay, and with the results of the say-on-pay frequency vote held in 2011, we intend to continue to hold non-binding stockholder say-on-pay votes annually.

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

        In January 2014, our Compensation Committee reviewed base salaries for our named executive officers. The Compensation Committee considered a number of factors in setting the 2014 base salaries for our named executive officers, including the status of the commercial launch of Qsymia® as a treatment for obesity in the United States, the status of the commercial launch of STENDRA® and SPEDRA™ in the United States and the European Union, and obtaining label expansion for the 15 minute onset claim for STENDRA and SPEDRA in the United States and the European Union. For STENDRA, we use the trade name SPEDRA in the European Union and certain other territories outside the United States; throughout this Amendment, we refer to STENDRA and SPEDRA as STENDRA. In addition, the Compensation Committee reviewed the Comparison Data and the individual performance of our named executive officers during the prior calendar year. Following the Compensation Committee's review, Mr. Slebir and Drs. Day and Varghese received merit increases to their base salaries based on individual performance, Mr. Slebir and Dr. Varghese received market increases to their base salaries based on a review of the Comparison Data, and Messrs. Fischer and Sanford did not receive any increases to their base salaries.

        The table below provides the base salary for each named executive officer:

Name	2014 Increase to Base Salary	2014 Base Salary ($)
Seth H. Z. Fischer	—%	650,000
Svai S. Sanford	—%	350,000
John L. Slebir(1)	6.6%	425,000
Wesley W. Day, Ph.D.	3.0%	432,300
Santosh T. Varghese, M.D.(2)	5.5%	385,000

(1)
Includes a $13,200 market adjustment increase. Actual amount of merit increase was 3.3%.

(2)
Includes an $8,200 market adjustment increase. Actual amount of merit increase was 3.3%.

  Cash Bonus Plan

        Annual Bonus Plan.    We awarded cash bonuses under the Annual Bonus Plan to our named executive officers based on our overall corporate performance and achievement of general corporate performance objectives established by our Compensation Committee in February 2014. The cash bonuses are based on an end-of-year assessment by our Compensation Committee. The corporate performance and the achievement of corporate objectives determine the percent of the eligible cash bonus to be paid to each named executive officer. Each named executive officer's individual performance is reviewed to determine how such named executive officer's performance contributed to our overall corporate performance and achievement of corporate performance objectives. The Compensation Committee uses this information to determine the named executive officer's cash bonus award, such that the percent of the eligible bonus to be paid to a named executive officer may be decreased or eliminated based on the individual performance review. Cash bonuses under the Annual Bonus Plan are awarded on a discretionary basis, and the Compensation Committee may modify, eliminate or adjust corporate objectives at any time, thereby ensuring that employees are compensated for performance.

        For 2014, our corporate performance objectives as approved by our Compensation Committee in February 2014, were as follows:

  •
  obtaining or exceeding the net Qsymia revenue goal for 2014, obtaining or exceeding the total Qsymia prescriptions goal for 2014, obtaining or exceeding the Qsymia per prescription net revenue goal for 2014, obtaining or exceeding the managed care coverage percentage goal for 2014, and achieving a Qsymia Risk Evaluation and Mitigation Strategy goal;

  •
  obtaining label expansion for the 15 minute onset claim for STENDRA in the United States and the European Union; launching STENDRA in the European Union; and achieving certain goals regarding the qualification and approval by regulatory authorities of Sanofi Chimie and Sanofi Winthrop Industrie as a qualified supplier of STENDRA, Sanofi Chimie's undertaking worldwide manufacturing of the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie's undertaking worldwide manufacturing of the tablets for avanafil;

  •
  achieving certain goals regarding the cardiovascular outcomes trial for Qsymia;

  •
  achieving certain compliance excellence goals; and

  •
  achieving certain human resources goals.

In the Compensation Committee's opinion, the Company succeeded in meeting the following corporate objectives: obtaining or exceeding the Qsymia per prescription net revenue goal for 2014; launching STENDRA in the European Union; achieving certain goals regarding the qualification and approval by regulatory authorities of Sanofi Chimie and Sanofi Winthrop Industrie as a qualified supplier of STENDRA, Sanofi Chimie's undertaking worldwide manufacturing of the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie's undertaking worldwide manufacturing of the tablets for avanafil; achieving certain goals regarding the cardiovascular outcomes trial for Qsymia; achieving certain compliance excellence goals; and achieving certain human resources goals. Further, in the Compensation Committee's opinion, the Company succeeded, in part, in meeting the following corporate objectives: obtaining or exceeding the net Qsymia revenue goal for 2014, obtaining or exceeding the total Qsymia prescriptions goal for 2014, obtaining or exceeding the managed care coverage percentage goal for 2014, and achieving a Qsymia Risk Evaluation and Mitigation Strategy goal; and obtaining label expansion for the 15 minute onset claim for STENDRA in the United States and the European Union. Based on the achievements in 2014, the Compensation Committee determined that bonuses under the Annual Bonus Plan equaling 80% of the eligible cash bonus potential would be paid for 2014 to our eligible employees under the plan, including our named executive officers.

        The table below provides the target bonus for each named executive officer who participated in the Annual Bonus Plan for 2014 and the executive's actual bonus amount:

Name	2014 Target Bonus as a Percentage of Base Salary	2014 Target Bonus ($)	2014 Maximum Bonus as a Percentage of Base Salary	2014 Maximum Bonus ($)	2014 Actual Bonus as a Percentage of Base Salary	2014 Actual Bonus ($)
Seth H. Z. Fischer(1)	80%	520,000	80%	520,000	64%	416,000
Svai S. Sanford	40%	140,000	40%	140,000	32%	112,000
John L. Slebir	50%	212,500	50%	212,500	40%	170,000
Wesley W. Day, Ph.D.	40%	172,920	40%	172,920	32%	138,300
Santosh T. Varghese, M.D.	40%	154,000	40%	154,000	32%	123,200

(1)
On June 9, 2014, the Compensation Committee of the Board approved goals and objectives to be considered by the Compensation Committee in connection with determining the discretionary cash bonus of Seth H. Z. Fischer, our Chief Executive Officer, for fiscal year 2014. Mr. Fischer was eligible to receive a cash bonus of up to 80% of his base salary based on a number of factors, including the Company's achieving target net revenue and a target number of Qsymia prescriptions dispensed for the fiscal year ended 2014, the continued development of our commercial team and continued expense optimization. Mr. Fischer also was eligible to receive an additional bonus equal to 20% of his base salary based on the Company's achieving a target level of third-party coverage of Qsymia prescriptions as of the fourth quarter of fiscal year 2014. The additional bonus equal to 20% of his base salary was not earned.

        For 2015, under the Annual Bonus Plan, the Compensation Committee determined that our Chief Executive Officer, Chief Financial Officer, Senior Vice Presidents (or equivalent pay grade) and Vice Presidents (or equivalent pay grade) would be eligible to receive target and maximum cash bonuses of up to 80%, 40%, 50% and 40% of their base salaries, respectively. The table below provides the target and maximum bonuses for each named executive officer who is participating in the Annual Bonus Plan for 2015:

Name	2015 Target Bonus as a Percentage of Base Salary	2015 Target Bonus ($)	2015 Maximum Bonus as a Percentage of Base Salary	2015 Maximum Bonus ($)
Seth H. Z. Fischer	80%	540,000	80%	540,000
Svai S. Sanford	40%	144,920	40%	144,920
John L. Slebir	50%	219,400	50%	219,400
Wesley W. Day, Ph.D.	40%	176,240	40%	176,240
Santosh T. Varghese, M.D.	40%	158,000	40%	158,000

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

        Our stock option awards typically vest over a four-year period subject to the continued service of the employee to the Company. Twenty-five percent of the shares typically vest on the first anniversary of the option award, with the remaining shares vesting monthly in equal amounts over the remainder of the vesting period. Our restricted stock unit awards typically vest over a four-year period subject to the continued service of the employee to the Company. Twenty-five percent of the shares typically vest on each annual anniversary of the restricted stock unit award. We believe these vesting arrangements encourage our employees to continue service to the Company for a longer period of time and remain focused on our multi-year long-term drug development and commercialization programs.

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

        Allocation of Equity Compensation.    In 2014, we granted stock options to purchase 935,800 shares of our Common Stock, of which stock options to purchase a total of 187,100 shares were awarded to executives (including our named executive officers), representing approximately 20% of all stock option awards in 2014. Also, in 2014, we granted 521,900 restricted stock units, of which 155,500 restricted stock units were awarded to executives (including our named executive officers), representing 30% of all restricted stock unit awards in 2014. Our Compensation Committee does not apply a formula for allocating stock options and restricted stock units to named executive officers. Instead, our Compensation Committee considers the role and responsibilities of the named executive officers, competitive factors, the non-equity compensation received by the named executive officers and the total number of options and restricted stock units to be granted in the fiscal year.

        Type of Equity Awards.    Under our 2010 Equity Incentive Plan, we may award incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees, and we may award nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to our employees, directors and consultants. In 2014, we awarded a mix of stock options and restricted stock units.

        Equity Awards in 2014.    In January 2014, following the Compensation Committee's review, all of our then-serving named executive officers, with the exception of Mr. Fischer, received restricted stock units as reflected in the 2014 Grants of Plan-Based Awards Table below. Also, in January 2014, our Compensation Committee reviewed equity compensation for our then-serving named executive officers. The Compensation Committee reviewed the Comparison Data and the individual performance of such named executive officers during the prior calendar year. Following the Compensation Committee's review, all of our then-serving named executive officers, with the exception of Mr. Fischer, received stock options and restricted stock units as reflected in the 2014 Grants of Plan-Based Awards Table below. Dr. Varghese, who was not a named executive officer in January 2014, also received stock options and restricted stock units as reflected in the 2014 Grants of Plan-Based Awards Table below. Mr. Fischer did not receive any equity awards in 2014, as he received a stock option award in September 2013 upon becoming our Chief Executive Officer.

Retirement Savings Plan

        We maintain a 401(k) retirement savings plan for the benefit of our eligible employees. Employees may elect to contribute their compensation up to the statutorily prescribed limit. We currently match employee contributions up to a maximum of 4% of an employee's salary per pay period. In 2014, the employer-match contribution limit was $10,400 per employee.

Employment Agreement

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

  •
  Housing assistance and benefits for costs incurred with temporary housing near our corporate headquarters of up to $50,000 and a car allowance in Mr. Fischer's home state;

  •
  In the event Mr. Fischer decides not to enroll in our medical plan, we will provide Mr. Fischer $15,000 annually, payable in equal monthly installments during the term of his employment for such medical benefits;

  •
  If Mr. Fischer's employment had been terminated at any time prior to June 3, 2014, either (i) by the Company other than for Cause (as defined in the Employment Agreement), non-renewal or due to Mr. Fischer's death or Disability (as defined in the Employment Agreement) or (ii) voluntarily by Mr. Fischer for Good Reason (as defined in the Employment Agreement), then Mr. Fischer would have been entitled to receive severance benefits as follows: (i) monthly severance payments for a six-month severance period following termination equal to Mr. Fischer's monthly base salary immediately prior to employment termination (determined after disregarding any reduction in base salary that constitutes Good Reason); (ii) monthly severance payments during the six-month severance period equal to 1/12th of Mr. Fischer's target bonus for the fiscal year in which the termination occurs; (iii) a lump sum cash payment equal to the prorated amount of Mr. Fischer's target bonus for the fiscal year in which the termination occurs; and (iv) the unpaid portion of the annual bonus, if any, relating to any year prior to the calendar year of Mr. Fischer's termination of employment;

  •
  If Mr. Fischer's employment is terminated at any time on or after June 3, 2014 either (i) by the Company other than for Cause, non-renewal or due to Mr. Fischer's death or Disability or (ii) voluntarily by Mr. Fischer for Good Reason, then Mr. Fischer will be entitled to receive severance benefits as follows: (i) monthly severance payments during the 12-month severance period equal to Mr. Fischer's monthly base salary immediately prior to employment termination; (ii) monthly severance payments during the 12-month severance period equal to 1/12th of Mr. Fischer's target bonus for the fiscal year in which the termination occurs; (iii) a lump sum cash payment equal to the prorated amount of Mr. Fischer's target bonus for the fiscal year in which the termination occurs; and (iv) the unpaid portion of the annual bonus, if any, relating to any year prior to the calendar year of Mr. Fischer's termination of employment;

  •
  If the Company provides Mr. Fischer with written notice of non-renewal of his Employment Agreement, then Mr. Fischer will be entitled to receive severance benefits as follows: (i) monthly severance payments for a six-month severance period following termination equal to Mr. Fischer's monthly base salary immediately prior to employment termination; (ii) monthly severance payments during the six-month severance period equal to 1/12th of Mr. Fischer's target bonus for the fiscal year in which the termination occurs; (iii) a lump sum cash payment equal to the prorated amount of Mr. Fischer's target bonus for the fiscal year in which the termination occurs; and (iv) the unpaid portion of the annual bonus, if any, relating to any year prior to the calendar year of Mr. Fischer's termination of employment;

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

  •
  a merger or consolidation occurs, whether or not approved by the Board, other than a merger or consolidation that results in the outstanding voting securities of the Company immediately prior to the merger or consolidation to represent more than 50% of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation;

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

Change of Control Benefits

        A description of the change of control benefits given to our named executed officers and a table showing potential payments upon termination or change of control of our named executive officers are set forth below under the section entitled "Potential Payments Upon Termination or Change of Control for each Named Executive Officer."

Perquisites and Other Benefits

        We annually review the perquisites that our named executive officers receive. We offer short-term and long-term disability insurance plans to all of our employees, including all of our named executive officers. Historically, we have also offered all of our named executive officers a supplemental medical reimbursement coverage plan which allowed our named executive officers to receive reimbursement for eligible out of pocket medical expenses. In 2014, we discontinued the use of this supplemental medical reimbursement coverage plan.

Compensation Process

        The Compensation Committee reviews and approves the salaries and incentive compensation of our named executive officers and non-employee directors and reviews and approves all new hire stock option awards to employees. In addition, the Compensation Committee approves stock option awards and restricted stock unit awards for all employees as part of our annual performance review process. The Compensation Committee approves a pool of equity awards for employees who are not executive officers, and the Chief Executive Officer distributes this pool in his discretion and based on the performance of each individual. The agendas for meetings of the Compensation Committee are prepared by the Compensation Committee Chairman in consultation with management. Our Chief Executive Officer, Chief Financial Officer, and General Counsel typically attend the meetings of the Compensation Committee, but the Chief Executive Officer, the Chief Financial Officer and the General Counsel do not participate in deliberations relating to their own compensation. In rendering its decisions, the Compensation Committee considers the recommendations of the Chief Executive Officer, with input by the Chief Financial Officer and the General Counsel, the information regarding comparably sized companies in the biotechnology and pharmaceutical industries in the United States and its collective experience with other companies. Additionally, the Compensation Committee considers data and information provided by Radford. The Compensation Committee reviews the performance and compensation of the Chief Executive Officer and Chief Financial Officer annually.

        Our Compensation Committee also works with our Chief Executive Officer and Chief Financial Officer in evaluating the financial, accounting, tax and retention implications of our various compensation programs.

Effect of Accounting and Tax Treatment on Compensation Decisions

        Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code, imposes a limit on the amount of compensation that we may deduct in any one year with respect to our Chief Executive Officer and each of our next three most highly compensated executive officers (other than the Chief Financial Officer), unless certain specific criteria are satisfied. While we consider the deductibility of compensation when making our compensation decisions, we believe that it is important to maintain the flexibility to compensate our executives in a manner we believe will promote our corporate goals and be in the best interests of our stockholders. Our Compensation Committee therefore has not adopted a policy requiring all compensation to be deductible.

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

2014 Summary Compensation Table

        The following table presents information for our fiscal year ended December 31, 2014 concerning the total compensation paid to or accrued for our Chief Executive Officer, Chief Financial Officer, and each of our three other most highly compensated executive officers. We refer to these executive officers as our "named executive officers" below.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total($)
Seth H. Z. Fischer(5)	2014	650,000	—	—	416,000	36,909	1,102,909
Chief Executive Officer and Director	2013	212,083	—	7,991,558	104,000	15,965	8,323,606
Svai S. Sanford(6)	2014	350,000	283,650	191,455	112,000	12,800	949,905
Chief Financial Officer and	2013	274,843	—	124,656	57,000	10,700	467,199
Chief Accounting Officer
John L. Slebir	2014	425,000	336,350	254,940	170,000	10,400	1,196,690
Senior Vice President, Business Development	2013	398,788	—	592,670	95,700	17,617	1,104,775
and General Counsel and Secretary	2012	360,750	—	421,724	183,081	17,010	982,565
Wesley W. Day, Ph.D.	2014	432,300	283,650	191,455	138,300	10,400	1,056,105
Vice President, Clinical Development	2013	419,664	—	423,335	100,000	22,179	965,178
	2012	404,495	—	421,724	205,281	17,766	1,049,266
Santosh T. Varghese, M.D.	2014	385,000	279,775	167,010	123,200	10,400	965,385
Vice President, Medical & Regulatory Affairs,
Pharmacovigilance, and QA

(1)
The amounts in this column include payments in respect of accrued vacation, holidays and sick days earned for the fiscal years presented, whether or not actually paid during such year.

(2)
The amounts included in this column do not reflect compensation actually received by the named executive officer but represent the grant date fair value computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 15 to our consolidated financial statements included in the Original Filing. See also the 2014 Grants of Plan-Based Awards table below for information on restricted stock unit awards and option awards made in 2014.

(3)
The amounts for fiscal year 2014 in this column consist of cash bonus payments under the Annual Bonus Plan approved by the Compensation Committee in January 2015. Please see "Compensation Discussion and Analysis" above for a description of the Annual Bonus Plan.

(4)
The amounts in this column include (i) contributions made by the Company under its 401(k) Plan; (ii) premiums and contributions made by the Company under its supplemental medical reimbursement coverage plan; (iii) reimbursement for lodging expenses in Mountain View, CA; and (iv) excess medical waiver reimbursement, as provided in the following table:

Name	Year	401(k) Contributions ($)	Supplemental Medical Reimbursement Coverage Plan ($)	Reimbursement for Lodging Expenses in Mountain View, CA($)	Excess Medical Waiver Reimbursement ($)
Seth H. Z. Fischer	2014	4,333	—	17,576	15,000
	2013	4,333	—	8,507	3,125
Svai S. Sanford	2014	10,400	—	—	2,400
	2013	10,200	—	—	500
John L. Slebir	2014	10,400	—	—	—
	2013	10,200	7,417	—	—
	2012	10,000	7,010	—	—
Wesley W. Day, Ph.D.	2014	10,400	—	—	—
	2013	10,200	11,979	—	—
	2012	10,000	7,766	—	—
Santosh T. Varghese, M.D.	2014	10,400	—	—	—
(5)
Mr. Fischer became our Chief Executive Officer on September 3, 2013, upon the resignation of Mr. Zook. For 2013, compensation shown was earned in 2013 and not annualized.

(6)
Mr. Sanford became our Chief Financial Officer on January 7, 2015 and our Chief Accounting Officer on December 16, 2013. From November 5, 2013 until January 7, 2015, he served as interim Chief Financial Officer. Prior to November 5, 2013, Mr. Sanford served as our Corporate Controller during 2013. For 2013, compensation shown was earned in 2013 and not annualized.

 2014 Grants of Plan-Based Awards

        The following table provides information with regard to each grant of an award made to a named executive officer under any plan during the fiscal year ended December 31, 2014.

					All Other Stock Awards: Number of Shares of Stock or Units(#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)(2)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)						Grant Date Fair Value of Stock and Option Awards($)
	Grant Date
Name		Threshold($)	Target($)	Maximum($)
Seth H. Z. Fischer
Stock Options	—	—	—	—	—	—	—	—
Restricted Stock Unit Award	—	—	—	—	—	—	—	—
Annual Bonus Plan(3)	—	—	520,000	520,000	—	—	—	—
Svai S. Sanford
Stock Options	1/28/14	—	—	—	—	38,300	7.75	191,455
Restricted Stock Unit Award	1/22/14	—	—	—	30,000	—	—	251,100
	1/28/14	—	—	—	4,200	—	—	32,550
Annual Bonus Plan	—	—	140,000	140,000	—	—	—	—
John L. Slebir
Stock Options	1/28/14	—	—	—	—	51,000	7.75	254,940
Restricted Stock Unit Award	1/22/14	—	—	—	35,000	—	—	292,950
	1/28/14	—	—	—	5,600	—	—	43,400
Annual Bonus Plan	—	—	212,500	212,500	—	—	—	—
Wesley W. Day, Ph.D.
Stock Options	1/28/14	—	—	—	—	38,300	7.75	191,455
Restricted Stock Unit Award	1/22/14	—	—	—	30,000	—	—	251,100
	1/28/14	—	—	—	4,200	—	—	32,550
Annual Bonus Plan	—	—	172,920	172,920	—	—	—	—
Santosh T. Varghese, M.D.
Stock Options	1/28/14	—	—	—	—	34,000	7.75	167,010
Restricted Stock Unit Award	1/22/14	—	—	—	30,000	—	—	251,100
	1/28/14	—	—	—	3,700	—	—	28,675
Annual Bonus Plan	—	—	154,000	154,000	—	—	—	—

(1)
The row entitled "Annual Bonus Plan" for each respective named executive officer in the table above reflects the threshold, target and maximum value of a cash bonus award to each respective named executive officer for 2014 under the Annual Bonus Plan approved by the Compensation Committee in January 2015. The cash bonus award amounts actually paid under the Annual Bonus Plan to the named executive officers in 2014 are shown in the Summary Compensation Table for 2014 under the heading "Non-Equity Incentive Plan Compensation." Please see "Compensation Discussion and Analysis" above for a description of the Annual Bonus Plan.

(2)
Stock options are granted at an exercise price equal to the fair market value of the Company's Common Stock, as determined by reference to the closing price reported by the NASDAQ Global Select Market on the date of grant.

(3)
On June 9, 2014, the Compensation Committee of the Board approved goals and objectives to be considered by the Compensation Committee in connection with determining the discretionary cash bonus of Seth H. Z. Fischer, our Chief Executive Officer, for fiscal year 2014. Mr. Fischer was eligible to receive a cash bonus of up to 80% of his base salary based on a number of factors, including the Company's achieving target net revenue and a target number of Qsymia prescriptions dispensed for the fiscal year ended 2014, the continued development of our commercial team and continued expense optimization. Mr. Fischer also was eligible to receive an additional bonus equal to 20% of his base salary based on the Company's achieving a target level of third-party coverage of Qsymia prescriptions as of the fourth quarter of fiscal year 2014. The additional bonus equal to 20% of his base salary was not earned.

Outstanding Equity Awards at Fiscal Year-End

        The following table presents certain information concerning the outstanding equity awards held as of December 31, 2014 by each named executive officer.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(2)	Option Expiration Date(3)	Number of Shares or Units of Stock That Have Not Vested(#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Seth H. Z. Fischer	416,666	583,334	12.90	9/3/2020	—	—
Svai S. Sanford	21,145	13,855	22.63	9/7/2022	24,000	69,120
	7,187	7,813	12.39	1/25/2023	4,200	12,096
	—	38,300	7.75	1/28/2021
John L. Slebir	3,750	—	6.39	9/4/2019	28,000	80,640
	166,250	—	8.74	1/21/2021	5,600	16,128
	50,000	—	12.04	1/27/2022
	70,000	—	12.39	1/25/2023
	—	51,000	7.75	1/28/2021
Wesley W. Day, Ph.D.	100,000	—	6.05	1/25/2018	24,000	69,120
	100,000	—	4.23	1/23/2019	4,200	12,096
	40,000	—	8.91	1/22/2020
	50,000	—	8.74	1/21/2021
	50,000	—	12.04	1/27/2022
	50,000	—	12.39	1/25/2023
	—	38,300	7.75	1/28/2021
Santosh T. Varghese, M.D.	200,000	—	24.23	4/25/2022	24,000	69,120
	52,500	—	12.39	1/25/2023	3,700	10,656
	—	34,000	7.75	1/28/2021

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

(2)
Stock options are granted at an exercise price equal to the fair market value of our Common Stock, as determined by reference to the closing price reported by the NASDAQ Global Select Market on the date of grant.

(3)
Options granted in January 2013 or prior thereto generally expire 10 years from the date of grant, and options granted after January 2013, including Mr. Fischer's option award, generally expire seven years from the date of grant.

(4)
The restricted stock unit awards outstanding vest either (i) over an 18-month period with 20% vesting at both of the 6- and 12-month anniversary of the vesting commencement date and the remaining 60% vesting on the 18-month anniversary of the vesting commencement date, or (ii) over a four year period with 25% vesting annually on each anniversary of the vesting commencement date.

(5)
The market value of unvested restricted stock units is based on the closing price of our Common Stock on the NASDAQ Global Select Market of $2.88 per share on December 31, 2014.

 2014 Option Exercises and Stock Vested

        The following table shows the number of shares acquired pursuant to the vesting of restricted stock units by each named executive officer during the fiscal year ended December 31, 2014 and the aggregate dollar amount realized by the named executive officer upon vesting of the restricted stock units.

	Stock Awards
Name	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(1)
Seth H. Z. Fischer	—	—
Svai S. Sanford	6,000	31,920
John L. Slebir	7,000	37,240
Wesley W. Day, Ph.D.	6,000	31,920
Santosh T. Varghese, M.D.	6,000	31,920

(1)
The aggregate dollar amount realized upon vesting is based on the closing price of our Common Stock on the NASDAQ Global Select Market on the vesting dates.

 Potential Payments Upon Termination or Change of Control for each Named Executive Officer

        Based upon a hypothetical triggering date of December 31, 2014, the quantifiable benefits for each named executive officer upon the occurrence of certain specified events are set forth in the table below.

Executive benefits and payments upon termination:	Involuntary termination not for cause or by constructive termination not following a change of control($)	Benefits following a change of control($)	Involuntary termination not for cause or by constructive termination following a change of control($)	Written Notice of Non-Renewal of Employment Agreement($)	Death or Disability($)
Seth H. Z. Fischer(1)
Base salary	650,000	—	650,000	325,000	—
Bonus	1,040,000	—	1,040,000	780,000	520,000
Medical continuation	—	—	—	—	—
Outplacement services(2)	—	—	—	—	—
Value of accelerated stock options(3)	—	—	—	—	—
Value of accelerated restricted stock units(4)	—	—	—	—	—
Svai S. Sanford
Base salary	228,846	—	228,846	—	—
Bonus	140,000	—	140,000	—	—
Medical continuation	45,000	—	45,000	—	—
Outplacement services(2)	10,000	—	10,000	—	—
Value of accelerated stock options(3)	—	—	—	—	—
Value of accelerated restricted stock units(4)	43,091	—	81,216	—	—
John L. Slebir
Base salary	212,500	—	850,000	—	—
Bonus	318,750	—	637,500	—	—
Medical continuation	60,000	—	60,000	—	—
Outplacement services(2)	20,000	—	20,000	—	—
Value of accelerated stock options(3)	—	—	—	—	—
Value of accelerated restricted stock units(4)	50,734	96,768	—	—	—
Wesley W. Day, Ph.D.
Base salary	216,150	—	864,600	—	—
Bonus	259,380	—	518,760	—	—
Medical continuation	60,000	—	60,000	—	—
Outplacement services(2)	20,000	—	20,000	—	—
Value of accelerated stock options(3)	—	—	—	—	—
Value of accelerated restricted stock units(4)	43,091	81,216	—	—	—
Santosh T. Varghese, M.D.
Base salary	192,500	—	770,000	—	—
Bonus	231,000	—	462,000	—	—
Medical continuation	60,000	—	60,000	—	—
Outplacement services(2)	20,000	—	20,000	—	—
Value of accelerated stock options(3)	—	—	—	—	—
Value of accelerated restricted stock units(4)	42,759	79,776	—	—	—

(1)
Termination and change of control benefits for Seth H. Z. Fischer are set forth in his employment agreement. Please see "Compensation Discussion and Analysis—Employment Agreement" for details. If Mr. Fischer's employment is terminated at any time on or after June 3, 2014, either (i) by the Company other than for Cause, non-renewal or due to his death or Disability or (ii) voluntarily by him for Good Reason, then he will be entitled to receive severance benefits as follows: (i) $650,000, representing monthly severance payments during the 12-month severance period equal to his monthly base salary immediately prior to employment termination; (ii) $520,000, representing monthly severance payments during the 12-month severance period equal to 1/12th of his target bonus for the fiscal year in which the termination occurs; (iii) a lump sum cash payment equal to the prorated amount of his target bonus for the fiscal year in which the termination occurs; and (iv) the unpaid portion of the annual bonus, if any, relating to any year prior to the calendar year of his termination of employment.

(2)
Represents the aggregate value of reimbursable services from a third-party firm. Such services may include, but are not limited to, transition advice, business coaching and career management advice.

(3)
Represents the aggregate value of the acceleration of vesting of the named executive officer's unvested stock options based on the product of (i) the spread between the closing price of our Common Stock on December 31, 2014 of $2.88 and the exercise price of the stock options, and (ii) the number of shares of our Common Stock underlying unvested stock options. Aggregate intrinsic value represents only the value for those stock options in which the exercise price of the option is less than the market value of our stock on December 31, 2014.

(4)
Represents the aggregate value of the acceleration of vesting of the named executive officer's unvested restricted stock units based on the product of (i) $2.88, which is the closing price of our Common Stock on December 31, 2014, and (ii) the number of shares of our Common Stock underlying unvested restricted stock units.

        The Compensation Committee believes that providing our named executive officers protection against a termination of employment by the Company without cause or by a named executive officer for good reason is consistent with competitive practices and will help retain our named executive officers and maintain leadership stability.

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

        Because of the so-called "parachute" tax imposed by Section 280G of the Code, we limit the change of control benefits of our named executive officers such that no taxes will be imposed under Section 280G. For our named executive officers, we have agreed that their severance benefits will be either (i) delivered in full, or (ii) delivered as to such lesser extent which would result in no portion of such severance benefits being subject to excise tax under Section 4999 of the Code, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the excise tax imposed by Section 4999, results in the receipt by the named executive officer on an after-tax basis of the greatest amount of severance benefits, notwithstanding that all or some portion of such severance benefits may be taxable under Section 4999 of the Code.

Termination and Change of Control Benefits for our Chief Executive Officer

        A description of the termination and change of control benefits for our Chief Executive Officer is set forth in the section entitled "Compensation Discussion and Analysis—Employment Agreement."

Termination and Change in Control Benefits for our Chief Financial Officer

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

        Pursuant to the Change in Control Plan, in the event the Company terminates Mr. Sanford's employment other than for Cause (as defined in the Change in Control Plan), or if Mr. Sanford terminates his employment for Good Reason (as defined in the Change in Control Plan), within 12 months following a Change in Control (as defined in the Change in Control Plan), Mr. Sanford will be entitled to the sum of (i) six months base salary, (ii) four weeks of his base salary multiplied by the numbers of years of employment with the Company and (iii) a prorated target bonus; provided that the aggregate severance payment cannot exceed 24 months of Mr. Sanford's base salary. Mr. Sanford will also be entitled to (i) 18 months of reimbursement for the expenses of continued COBRA coverage, (ii) outplacement assistance in an amount not to exceed $10,000 and (iii) all of the outstanding equity awards held by Mr. Sanford will automatically vest. Additionally, in the event Mr. Sanford is terminated by the Company without Cause in the absence of a Change in Control, Mr. Sanford will receive the benefits listed above, but in lieu of (iii) of the preceding sentence, Mr. Sanford's outstanding equity awards will vest through his termination date as if such awards had vested on a monthly schedule through the date of termination.

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

  •
  the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets; or

  •
  a change in the composition of the Board, as a result of which fewer than a majority of the directors are "Incumbent Directors." "Incumbent Directors" shall mean directors who either (i) are directors of the Company as of the date of the Change in Control, or (ii) are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination (but will not include an individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of directors to the Company).

Termination and Change of Control Benefits for our Other Named Executive Officers

        On July 5, 2013, we entered into an Amended and Restated Change of Control and Severance Agreement, effective July 1, 2013, with each of our executive officers, other than Messrs. Fischer and Sanford, that provide for certain benefits in the event of a termination or change of control. A description of the termination and change of control benefits for these named executive officers, to whom we refer in this section as executive officers, is provided below.

        The Amended and Restated Change of Control and Severance Agreements provide that if an executive officer's employment with the Company is terminated without Cause or by the executive officer for Good Reason and the termination does not occur within 24 months after a Change of Control (as such terms are defined in the Amended and Restated Change of Control and Severance

Agreements) of the Company, the executive officer will receive, subject to signing a release of claims in favor of the Company, (i) monthly severance payments during the period from the date of the executive officer's termination until the date that is six months after the effective date of termination or, for purposes of this paragraph only, the Six-Month Severance Period, equal to the monthly salary the executive officer was receiving immediately prior to the termination date; (ii) monthly severance payments during the Six-Month Severance Period equal to 1/12th of the executive officer's target bonus for the fiscal year in which the termination occurs for each month in which severance payments are made to the executive officer pursuant to (i) above; (iii) an additional pro-rated portion of the executive officer's target bonus; (iv) up to 24 months of reimbursement for premiums paid for COBRA coverage; (v) accelerated vesting of the executive officer's then-outstanding and unvested equity awards, to the extent that any of the then-unvested and outstanding shares of the Company's Common Stock subject to such equity awards otherwise would have vested through the date of the executive officer's termination of employment with the Company, had each such equity award been subject to a monthly vesting schedule; and (v) outplacement services with a total value not to exceed $20,000, to be provided during the Six-Month Severance Period.

        The Amended and Restated Change of Control and Severance Agreements also provide that if an executive officer's employment with the Company is terminated by the Company without Cause or by the executive officer for Good Reason within 24 months after a Change of Control of the Company, the executive officer will receive, subject to signing a release of claims in favor of the Company, (i) monthly severance payments during the period from the date of the executive officer's termination until the date 24 months after the effective date of the termination, or for purposes of this paragraph only, the 24-Month Severance Period, equal to the monthly salary the executive officer was receiving immediately prior to the change of control; (ii) monthly severance payments during the 24-Month Severance Period equal to 1/12th of the executive officer's target bonus (as such term is defined in the Amended and Restated Change of Control and Severance Agreements) for the fiscal year in which the termination occurs for each month in which severance payments are made to the executive officer pursuant to (i) above; (iii) an additional pro-rated portion of the executive officer's target bonus; (iv) up to 24 months of reimbursement for premiums paid for COBRA coverage; and (v) outplacement services with a total value not to exceed $20,000. The Amended and Restated Change of Control and Severance Agreements for our executive officers also provide for the automatic vesting in full of all outstanding equity awards held by the executive officers upon the close of a Change of Control.

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

Director Compensation

        The following table sets forth the compensation paid by us during the fiscal year ended December 31, 2014 to our non-employee directors:

Name	Year	Fees Earned or Paid in Cash($)(1)	Stock Awards($)(2)	Option Awards($)(3)	Total($)
Michael J. Astrue(4)(5)	2014	45,430	—	—	45,430
J. Martin Carroll(4)(5)	2014	27,957	—	—	27,957
Samuel F. Colin, M.D.(4)(5)	2014	52,000	—	—	52,000
Alexander J. Denner, Ph.D.(4)(5)	2014	40,000	—	—	40,000
Johannes J.P. Kastelein, M.D., Ph.D.(4)	2014	40,000	—	—	40,000
Mark B. Logan(4)(5)	2014	27,957	—	—	27,957
David Y. Norton(4)(5)	2014	52,935	—	—	52,935
Jorge Plutzky, M.D.(4)(5)	2014	40,000	—	—	40,000
Herman Rosenman(4)(5)	2014	55,000	—	—	55,000
Robert N. Wilson(4)(5)	2014	20,000	—	—	20,000

(1)
For fiscal year 2014, the cash compensation arrangement for non-employee directors was as follows, with all annual retainers paid in equal quarterly installments: (i) non-employee directors will receive $40,000 per annum; (ii) the Chairman of the Board of Directors will receive an additional $25,000 per annum; (iii) the Chairman of the Audit Committee will receive an additional $15,000 per annum; (iii) the Chairman of the Compensation Committee will receive an additional $12,000 per annum; and (iv) the Chairman of the Nominating and Governance Committee will receive an additional $7,500 per annum.

(2)
As of December 31, 2014, there were no restricted stock units outstanding for any of our non-employee directors.

(3)
As of December 31, 2014, the aggregate number of stock options outstanding for each non-employee director was as follows:

Name	Stock options outstanding at 12/31/14
Michael J. Astrue	9,027
J. Martin Carroll	9,027
Samuel F. Colin, M.D.	25,000
Alexander J. Denner, Ph.D.	25,000
Johannes J.P. Kastelein, M.D., Ph.D.	25,000
Mark B. Logan	133,027
David Y. Norton	25,000
Jorge Plutzky, M.D.	25,000
Herman Rosenman	25,000
Robert N. Wilson	—
(4)
Dr. Denner and Messrs. Norton and Rosenman have served as directors of the Company since July 2013, and Dr. Plutzky has served as a director of the Company since May 2013. Messrs. Astrue, Carroll and Logan served as directors of the Company from July 2013, May 2013 and March 1999, respectively, to September 2014. Dr. Colin served as a director of the Company from July 2013 to January 2015. Dr. Kastelein served as a director of the Company from July 2013 to March 2015. Mr. Wilson served as a director of the Company from April 2013 to June 2014.

(5)
From January 2014 to September 2014, (i) the Audit Committee consisted of Messrs. Carroll, Logan and Rosenman, with Mr. Rosenman designated as the Chair of the Audit Committee; (ii) the Compensation Committee consisted of Dr. Colin and Messrs. Carroll, Norton and Rosenman, with Mr. Wilson serving on the Compensation Committee from January 2014 to June 2014 and with Dr. Colin designated as the Chair of the Compensation Committee; and (iii) the Nominating and Governance Committee consisted of Drs. Colin, Denner and Plutzky and Messrs. Astrue and Norton, with Mr. Norton designated as the Chair of the Nominating and Governance Committee. From September 2014 to December 2014, (i) the Audit Committee consisted of Dr. Denner and Messrs. Norton and Rosenman, with Mr. Rosenman designated as the Chair of the Audit Committee; (ii) the Compensation Committee consisted of Dr. Colin and Messrs. Norton and Rosenman, with Dr. Colin designated as the Chair of the Compensation Committee; and (iii) the Nominating and Governance Committee consisted of Drs. Colin, Denner and Plutzky and Mr. Norton, with Mr. Norton designated as the Chair of the Nominating and Governance Committee. Since January 2015, (i) the Audit Committee has consisted of Dr. Denner and Messrs. Norton and Rosenman, with Mr. Rosenman designated as the Chair of the Audit Committee; and (ii) the Nominating and Governance Committee has consisted of Drs. Denner and Plutzky and Mr. Norton, with Mr. Norton designated as the Chair of the Nominating and Governance Committee. From January 2015 to March 2015, the Compensation Committee consisted of Messrs. Norton and Rosenman, with Mr. Norton designated as the Chair of the Compensation Committee. Since March 2015, the Compensation Committee has consisted of Dr. Denner and Messrs. Norton and Rosenman, with Dr. Denner designated as the Chair of the Compensation Committee. From January 2014 to September 2014, Mr. Astrue served as the Chairman of the Board of Directors. Mr. Norton has served as the Chairman of the Board of Directors since September 2014.

        The cash and equity compensation arrangement for our non-employee directors was approved by the Board on August 14, 2013, and was effective as of July 19, 2013.

        Under the cash compensation arrangement, each non-employee director will receive an annual retainer of $40,000, with the Chairman of the Board of Directors receiving an additional $25,000 per year, the Chairman of the Audit Committee receiving an additional $15,000 per year, the Chairman of the Compensation Committee receiving an additional $12,000 per year and the Chairman of the Nominating and Governance Committee receiving an additional $7,500 per year. The annual retainers are paid in equal quarterly installments.

        Under the equity compensation arrangement, following the initial appointment or election to the Board, each non-employee director will be granted a non-qualified stock option to purchase 25,000 shares of Common Stock with an exercise price equal to the fair market value of the Company's Common Stock as of the date of grant, or the Initial Option. Initial Options (i) vest monthly over three years on each monthly anniversary date commencing on the date service as a non-employee director began and will continue to vest so long as the non-employee director continued service to the Company on such dates; (ii) have a seven-year term; and (iii) have a six-month post-termination exercise period.

        Thereafter, provided that the non-employee director is re-elected to the Board and has served as a director for at least six months as of such election date, each such non-employee director will be granted on the date of the Annual Meeting of Stockholders a non-qualified stock option to purchase a number of shares of Common Stock to be determined by the Board with an exercise price equal to the fair market value of the Company's Common Stock as of the date of grant, or the Subsequent Option. Subsequent Options (i) vest monthly over one year following the date of grant so long as the non-employee director continued service to the Company on such dates; (ii) have a seven year term; and (iii) have a six month post-termination exercise period. In 2014, the Board did not issue any options to our non-employee directors.

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

Compensation Committee Interlocks and Insider Participation

        None of our directors who served on our Compensation Committee during 2014 is currently or has been, at any time since our formation, one of our officers or employees. During 2014, no executive officer served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or our Compensation Committee. The Compensation Committee currently consists of directors Denner, Norton and Rosenman.

        On July 18, 2013, we entered into a Settlement Agreement, or the Settlement Agreement, with First Manhattan Co., or First Manhattan, terminating First Manhattan's proxy contest with respect to the election of directors at our 2013 Annual Meeting. In connection with the Settlement Agreement, we reimbursed approximately $2.9 million in expenses incurred by First Manhattan. Dr. Colin, a former director who was appointed to our Board in connection with the Settlement Agreement and who served as Chairman of the Compensation Committee, is Senior Managing Director at First Manhattan. Please see "Certain Relationships and Related Transactions, and Director Independence—Review, Approval or Ratification of Transactions with Related Parties" for a description of the Settlement Agreement. Other than Dr. Colin, none of the members of our Compensation Committee during 2014 currently has or has had any relationship or transaction with a related person requiring disclosure pursuant to Item 404 of Regulation S-K. Dr. Colin resigned from our Board on January 22, 2015.

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

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2014.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
Alexander J. Denner, Ph.D., Chairman David Y. Norton Herman Rosenman

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        Information about our equity compensation plans at December 31, 2014, that were approved by our stockholders was as follows:

Plan Category	Number of Shares to be issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options	Number of Shares Remaining Available for Future Issuance(3)
Equity compensation plans approved by stockholders(1)	5,964,959	$11.52	10,394,578
Equity compensation plans not approved by stockholders(2)	325,000	$10.19	—

Total	6,289,959	$11.45	10,394,578

(1)
Consists of three plans: our 1994 Employee Stock Purchase Plan, our 2001 Stock Option Plan and our 2010 Equity Incentive Plan.

(2)
On April 30, 2010, our Board granted an option to purchase 400,000 shares of our Common Stock, or the Inducement Grant, to Michael P. Miller, our former Senior Vice President and Chief Commercial Officer. The Inducement Grant was granted outside of the 2010 Equity Incentive Plan and without stockholder approval pursuant to NASDAQ Listing Rule 5635(c)(4) and is subject to the terms and conditions of the Stand-Alone Stock Option Agreement between the Company and Mr. Miller.

(3)
Includes 10,009,405 shares for the 2010 Equity Incentive Plan and 385,173 shares for the 1994 Employee Stock Purchase Plan.

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information known to us with respect to beneficial ownership of our Common Stock as of April 15, 2015 by (i) each person or entity who is known by us to own beneficially more than 5% of our Common Stock; (ii) each of our directors; (iii) each of our named executive officers, as specified in the "Compensation Discussion and Analysis" section of this Amendment; and (iv) all directors and executive officers as a group. Unless otherwise noted, the address of the persons or entities shown in the table is 351 East Evelyn Avenue, Mountain View, California, 94041.

	Beneficially Owned Stock(1)
Name	Number of Shares	Percent
5% Holders
North Tide Capital, LLC(2)	11,304,800	10.9%
Aspen Investment Fund LLC(3)	9,967,245	9.6%
First Manhattan Co.(4)	9,953,844	9.6%
BlackRock, Inc.(5)	9,664,820	9.3%
State Street Corporation(6)	7,475,757	7.2%
The Vanguard Group(7)	5,611,540	5.4%
Non-Employee Directors
Alexander J. Denner, Ph.D.(8)	2,589,220	2.5%
David Y. Norton(9)	16,777	*
Jorge Plutzky, M.D.(10)	16,250	*
Herman Rosenman(11)	20,277	*
Named Executive Officers
Seth H. Z. Fischer(12)	586,412	*
Svai S. Sanford(13)	65,878	*
John L. Slebir(14)	323,547	*
Wesley W. Day, Ph.D.(15)	410,722	*
Santosh T. Varghese, M.D.(16)	264,330	*
All directors and executive officers as a group (10 persons)(17)	4,677,016	4.5%

*
Less than 1%

(1)
Applicable percentage ownership is based on 103,813,159 shares of Common Stock outstanding as of April 15, 2015. Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options held by that person that will be vested and exercisable within 60 days of April 15, 2015 are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, and except as indicated in the other footnotes to this table.

(2)
Consists of 11,304,800 shares of Common Stock as to which North Tide Capital, LLC and its affiliates (together "North Tide Capital") have shared voting and dispositive power. Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on January 5, 2015. The address of North Tide Capital is 500 Boylston Street, Suite 310, Boston, Massachusetts 02116.

(3)
Consists of 9,967,245 shares of Common Stock as to which Aspen Investment Fund LLC and its affiliates (together "Aspen Investment") have shared voting and dispositive power. Beneficial ownership information is based on a Schedule 13D filed with the SEC on May 28, 2014. The address of Aspen Investment is 16192 Coastal Highway, Lewes, Delaware 19958.

(4)
First Manhattan Co. ("First Manhattan") have sole voting and dispositive power as to 6,830,475 shares of Common Stock, shared voting power as to 2,600,314 shares of Common Stock, and shared dispositive power as to 3,123,369 shares of Common Stock. Beneficial Ownership information is based on a Schedule 13G/A filed with the SEC on February 12, 2014. The address of First Manhattan is 399 Park Avenue, New York, New York 10022.

(5)
BlackRock, Inc. and its affiliates (together "BlackRock") have sole voting power as to 9,475,257 shares of Common Stock and sole dispositive power as to 9,664,820 shares of Common Stock. Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on January 15, 2015. The address of BlackRock is 55 East 52nd Street, New York, New York 10022.

(6)
Consists of 7,475,757 shares of Common Stock as to which State Street Corporation and its affiliates (together "State Street") have shared voting and dispositive power. Beneficial ownership information is based on a Schedule 13G filed with the SEC on February 13, 2015. The address of State Street is State Street Financial Center, One Lincoln Street, Boston, Massachusetts 02111.

(7)
The Vanguard Group and its affiliates (together "Vanguard") have sole voting power as to 128,492 shares of Common Stock, sole dispositive power as to 5,488,448 shares of Common Stock and shared dispositive power as to 123,092 shares of Common Stock. Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on February 11, 2015. The address of Vanguard is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(8)
Consists of (i) 1,033,438 shares of Common Stock directly beneficially owned by Sarissa Capital Offshore Master Fund LP, a Cayman Islands limited partnership ("Sarissa Offshore"); (ii) 1,540,505 shares of Common Stock directly beneficially owned by Sarissa Capital Domestic Fund LP, a Delaware limited partnership ("Sarissa Domestic," and, together with Sarissa Offshore, the "Sarissa Funds"); and (iii) 15,277 options to purchase shares of Common Stock vested and exercisable within 60 days of April 15, 2015. By virtue of his status as (a) the Chief Investment Officer of Sarissa Capital Management LP, a Delaware limited partnership ("Sarissa Capital"), the investment advisor to the Sarissa Funds, and (b) the managing member of Sarissa Capital Management GP LLC, a Delaware limited liability company, the general partner of Sarissa Capital, Dr. Denner, is deemed to beneficially own all such shares of Common Stock owned by the Sarissa Funds. Dr. Denner disclaims beneficial ownership of such shares of Common Stock owned by the Sarissa Funds.

(9)
Consists of (i) 1,500 shares of Common Stock and (ii) 15,277 options to purchase shares of Common Stock vested and exercisable within 60 days of April 15, 2015.

(10)
Consists of (i) 973 shares of Common Stock and (ii) 15,277 options to purchase shares of Common Stock vested and exercisable within 60 days of April 15, 2015.

(11)
Consists of (i) 5,000 shares of Common Stock Mr. Rosenman is deemed to beneficially own that are held in an Individual Retirement Account for the benefit of Mr. Rosenman and (ii) 15,277 options to purchase shares of Common Stock vested and exercisable within 60 days of April 15, 2015.

(12)
Consists of (i) 3,080 shares of Common Stock and (ii) 583,332 options to purchase shares of Common Stock vested and exercisable within 60 days of April 15, 2015.

(13)
Consists of (i) 19,109 shares of Common Stock and (ii) 46,769 options to purchase shares of Common Stock vested and exercisable within 60 days of April 15, 2015.

(14)
Consists of (i) 16,902 shares of Common Stock and (ii) 306,645 options to purchase shares of Common Stock vested and exercisable within 60 days of April 15, 2015.

(15)
Consists of (i) 8,222 shares of Common Stock and (ii) 402,500 options to purchase shares of Common Stock vested and exercisable within 60 days of April 15, 2015.

(16)
Consists of (i) 733 shares of Common Stock and (ii) 263,597 options to purchase shares of Common Stock vested and exercisable within 60 days of April 15, 2015.

(17)
Includes 2,036,262 options to purchase shares of Common Stock exercisable within 60 days of April 15, 2015.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Change of Control Agreements with Executive Officers

        Our current executive officers, excluding our Chief Executive Officer, Chief Financial Officer and Vice President, U.S. Operations and General Manager, have Amended and Restated Change of Control and Severance Agreements that provide for certain benefits in the event of a Change of Control. In addition, our Chief Executive Officer's employment agreement (see "Compensation and Discussion Analysis—Employment Agreement") provides for certain benefits in the event of a Change of Control, and our Chief Financial Officer's Participation Agreement to the Change in Control Plan provides for certain benefits in the event of a Change in Control (see "Potential Payments Upon Termination or Change of Control for Each Named Executive Officer—Termination and Change in Control Benefits for our Chief Financial Officer"). Guy Marsh, our Vice President, U.S. Operations and General Manager, previously entered into an Amended and Restated Change of Control and Severance Agreement, which is null and void as further described below.

        The above referenced agreements recognize that there may be periods where another company, entity or individual considers the possibility of acquiring the Company or that a change in our Board may otherwise occur (collectively known as a Change of Control), with or without the approval of our Board. These agreements recognize that such an event may cause a distraction to employees, which may in turn cause employees to consider alternative employment opportunities. The Board determined that it was in the best interest of the Company to give such employees an incentive to continue their employment during periods when the threat or occurrence of a Change of Control may exist. These agreements are discussed in more detail in the sections entitled "Compensation and Discussion Analysis—Employment Agreement" and "Potential Payments Upon Termination or Change of Control for each Named Executive Officer" found elsewhere in this Amendment.

        On April 13, 2015, we entered into a letter agreement, or the Letter Agreement, regarding retention benefits with Mr. Marsh. The Company and Mr. Marsh agreed in the Letter Agreement that Mr. Marsh's employment will terminate on May 1, 2015. Under the Letter Agreement and subject to certain conditions, including the execution of a separation and release of claims agreement, if (i) Mr. Marsh remains an employee of the Company from the date of the Letter Agreement through May 1, 2015 or (ii) prior to May 1, 2015, Mr. Marsh's employment with the Company is terminated for any reason other than due to Cause (as defined below) and such termination is not as a result of his death or disability, then Mr. Marsh will receive the following: (i) a lump sum cash payment in an amount equal to $468,000 (which is equal to one year of his base salary and the average of his annual bonus for the past 2 years); and (ii) up to 12 months of reimbursement for premiums paid for COBRA coverage (or a taxable lump sum payment in an amount equal to the monthly premiums paid for COBRA in the event the Company cannot provide reimbursement benefits without potentially violating applicable laws). The Letter Agreement superseded any agreement concerning similar subject matter dated prior to the date of the Letter Agreement, including but not limited to the Amended and Restated Change of Control and Severance Agreement dated July 1, 2013 between the Company and Mr. Marsh, or the Severance Agreement, and by execution of the Letter Agreement the Company and Mr. Marsh agreed that the Severance Agreement will be deemed null and void. For purposes of the Letter Agreement, Cause means (i) gross negligence or willful misconduct in the performance of his duties to the Company where such gross negligence or willful misconduct has resulted or is likely to result in substantial and material damage to the Company or its subsidiaries, (ii) repeated unexcused absences from the Company, (iii) commission of any act of fraud with respect to the Company, or (iv) conviction of a felony or a crime involving moral turpitude and causing material harm to the standing and reputation of the Company, in each case as determined by the Company's Board.

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

        Also in connection with the Settlement Agreement, Mr. Wilson resigned as our Chief Executive Officer, effective July 19, 2013. In his place, the reconstituted Board appointed Anthony P. Zook to serve as Chief Executive Officer and as a new director to our Board. Mr. Zook resigned from the position of Chief Executive Officer and as a director effective as of September 3, 2013. In connection with the Settlement Agreement, we reimbursed approximately $2.9 million in expenses incurred by First Manhattan. Dr. Colin, one of our former directors, was appointed to our Board in connection with the Settlement Agreement and is Senior Managing Director at First Manhattan. Dr. Colin served as a director of the Company from July 19, 2013 to January 22, 2015.

Board Independence

        As required under the applicable listing standards of the NASDAQ Stock Market, a listed company's board of directors must affirmatively determine that a majority of its directors are "independent," as defined by such listing standards. That definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. Additionally, the board of directors must make a subjective determination as to each director that no relationship exists that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these requirements, our Board has determined that four of our five directors each satisfy the director independence standards of the NASDAQ Stock Market. Our Board has also determined that
Seth H. Z. Fischer, our Chief Executive Officer, is not independent by virtue of his employment with the Company. Mr. Fischer is not a member of any of the committees of our Board, each of which is composed of only independent directors.

Item 14.    Principal Accounting Fees and Services

Principal Accountant Fees and Services

        The Audit Committee engaged OUM & Co. LLP, or OUM, as our independent registered public accounting firm beginning with the fiscal year ended December 31, 2005. The following table presents fees for professional services rendered by OUM for the audit of our annual financial statements for fiscal years 2014 and 2013 and fees billed for audit-related services, tax services and all other services rendered by OUM for these periods:

	2014	2013
Audit Fees(1)	$471,565	$391,051
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	$62,963

Total Fees	$471,565	$454,014

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

(4)
All Other Fees: This category consists of fees incurred for work related to the 2013 offering of our Convertible Senior Notes due May 1, 2020.

Pre-Approval Policy and Procedures

        The Audit Committee reviews and pre-approves all audit and non-audit services that may be provided by the independent registered public accounting firm, or Independent Auditor, during a specified period without the need to obtain specific pre-approval from the Audit Committee. The Independent Auditor provides an annual engagement letter to the Audit Committee with a reasonably detailed description of class of services proposed to be provided by the Independent Auditor during the period covered by the engagement letter and related estimated fees, and the Audit Committee pre-approves such engagement letter as appropriate. By approval of the engagement letter, the services in that engagement letter will have specific pre-approval. The services may include audit, audit-related, tax and all other services, and such service or class of services is subject to the pre-approved limit. Pre-approval is generally provided for up to one year, and the Audit Committee may periodically revise the amount and/or list of services that have received class pre-approval as necessary. Once such services have been rendered by the Independent Auditor and approved by the Audit Committee, the pre-approved limits of the annual engagement letter are re-established. If it is anticipated that the service will exceed the annual pre-approved limits, prior to commencing the audit or other permitted non-audit service, the Audit Committee will pre-approve the particular service on a case-by-case basis. No service that is absent from the record of class-approved services in the annual engagement letter may be commenced without specific pre-approval. The Audit Committee has delegated the authority to grant pre-approvals to the Audit Committee Chairman when the full Audit Committee is unable to do so. Such pre-approvals are then reviewed by the full Audit Committee at its next regular meeting. The Independent Auditor and our senior management periodically report to the Audit Committee regarding the extent of services provided by the Independent Auditor and the related fees for the services performed, as needed. In 2014, all audit and non-audit services were pre-approved and reviewed in accordance with our policy.

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

Date: April 30, 2015

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