Form 10-Q
period 2015-03-31
VIVUS INC
filed 2015-05-06
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2015

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

At April 27, 2015, 103,816,199 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2015	December 31, 2014
	(Unaudited)	Note 1
ASSETS
Current assets:
Cash and cash equivalents	$98,888	$83,174
Available-for-sale securities	188,363	216,397
Accounts receivable, net	11,712	11,595
Inventories	35,930	34,447
Prepaid expenses and other assets	12,182	12,824
Total current assets	347,075	358,437
Property and equipment, net	1,189	1,346
Non-current assets	6,464	7,155
Total assets	$354,728	$366,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,357	$10,430
Accrued and other liabilities	17,130	17,037
Deferred revenue	18,934	19,445
Current portion of long-term debt	14,058	10,459
Total current liabilities	59,479	57,371
Long-term debt, net of current portion	217,522	217,324
Deferred revenue, net of current portion	8,334	8,876
Non-current accrued and other liabilities	725	849
Total liabilities	286,060	284,420
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock; $.001 par value; 200,000 shares authorized; 103,812 and 103,729 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	104	104
Additional paid-in capital	827,241	825,691
Accumulated other comprehensive (loss) income	38	(28)
Accumulated deficit	(758,715)	(743,249)
Total stockholders’ equity	68,668	82,518
Total liabilities and stockholders’ equity	$354,728	$366,938

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Net product revenue	$12,628	$9,138
License and milestone revenue	11,574	19,363
Supply revenue	8,478	7,370
Royalty revenue	(514)	820
Total revenue	32,166	36,691

Operating expenses:
Cost of goods sold	9,896	9,533
Selling, general and administrative	26,400	28,609
Research and development	2,694	4,423
Non-recurring charges	—	2,054
Total operating expenses	38,990	44,619

Loss from operations	(6,824)	(7,928)

Total interest expense and other expense (income), net	8,636	8,058
Loss from continuing operations before income taxes	(15,460)	(15,986)
Provision for (benefit from) income taxes	6	(436)
Net loss	$(15,466)	$(15,550)

Basic and diluted net loss per share	$(0.15)	$(0.15)
Shares used in per share computation:
Basic and diluted	103,797	103,289

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(15,466)	$(15,550)
Other comprehensive loss:
Unrealized gain (loss) on securities, net of taxes	66	43
Comprehensive loss	$(15,400)	$(15,507)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(15,466)	$(15,550)
Adjustments to reconcile net loss to net cash used for operating activities from continuing operations:
Depreciation and amortization	385	213
Amortization of debt issuance costs and discounts	4,180	3,567
Amortization of discount or premium on available-for-sale securities	838	911
Share-based compensation expense	1,550	2,848
Unrealized foreign currency remeasurement gain	—	(68)
Changes in assets and liabilities:
Accounts receivable	(117)	(18,865)
Inventories	(1,483)	1,293
Prepaid expenses and other assets	848	3,300
Accounts payable	(1,073)	(3,089)
Accrued and other liabilities	(31)	(26)
Deferred revenue	(1,053)	549
Net cash used for operating activities	(11,422)	(24,917)

Cash flows from investing activities:
Property and equipment purchases	(47)	(17)
Purchases of available-for-sale securities	(47,488)	(51,353)
Proceeds from maturities of available-for-sale securities	74,750	64,000
Non-current assets	—	(2,074)
Net cash provided by investing activities	27,215	10,556

Cash flows from financing activities:
Payments of notes payable	(79)	—
Net proceeds from exercise of common stock options	—	758
Net cash (used for) provided by financing activities	(79)	758

Net change in cash and cash equivalents	15,714	(13,603)
Cash and cash equivalents:
Beginning of period	83,174	103,262
End of period	$98,888	$89,659

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

1.                                      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Management has evaluated all events and transactions that occurred after March 31, 2015, through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period that require recognition or disclosure in these unaudited condensed consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed on February 25, 2015 and as amended by the Form 10-K/A filed on April 30, 2015 with the Securities and Exchange Commission, or SEC. The unaudited condensed consolidated financial statements include the accounts of VIVUS, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

Change in Accounting Estimate

Beginning in 2014, the Company began earning royalty revenue from its commercialization partners from the sale of STENDRA. These commercialization partners distribute STENDRA to their pharmaceutical network. Product delivered by the Company to these commercialization partners can be returned generally within a month after receipt and only if such product does not meet contractual specifications, and not for any other reason. The Company records royalty revenue related to STENDRA based on reports provided by its commercialization partners.  One of the Company’s commercialization partners, Auxilium Pharmaceuticals, Inc., or Auxilium, was acquired by Endo International, plc., or Endo, in January 2015. In April 2015, the Company was informed by Endo that Endo had revised its accounting estimate for return reserve for STENDRA sold in 2014. Under the terms of the license and commercialization agreement, adjustments to the return reserve can be deducted from the reported net revenue. As a result, in the three months ended March 31, 2015, the Company recorded an adjustment of $1.2 million to reduce its royalty revenue. The reduction in royalty revenue resulted in an increase to net loss of $1.2 million or $0.01 per share for the three months ended March 31, 2015.

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

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  As originally issued, the standard would be effective for the Company’s fiscal year beginning January 1, 2017, with early adoption not permitted.  In April 2015, the FASB proposed delaying the effective date of this standard by one year. If the proposal is approved, early adoption would be permitted as of the original effective date. The Company is currently evaluating the method by which it will implement this standard and the impact of the adoption of this standard on the Company’s consolidated financial statements.

2. SHARE-BASED COMPENSATION

Total share-based compensation expense for all of the Company’s share-based awards is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cost of goods sold	$29	$34
Research and development	275	274
Selling, general and administrative	1,246	2,197
Non-recurring charges	—	343
Total share-based compensation expense	$1,550	$2,848

There was $11,000 of share-based compensation cost capitalized as part of the cost of inventory for the three months ended March 31, 2015, as compared to no share-based compensation cost capitalized as part of the cost of inventory for the three months ended March 31, 2014.

3. CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at March 31, 2015 and December 31, 2014, are presented in the tables that follow.

	As of March 31, 2015 (in thousands):
Cash and cash equivalents and available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$98,888	$—	$—	$98,888
U.S. Treasury securities	188,325	48	(10)	188,363
Total	287,213	48	(10)	287,251
Less amounts classified as cash and cash equivalents	(98,888)	—	—	(98,888)
Total available-for-sale securities	$188,325	$48	$(10)	$188,363

	As of December 31, 2014 (in thousands):
Cash and cash equivalents and available-for-sale securities	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and money market funds	$83,174	$—	$—	$83,174
U.S. Treasury securities	216,425	35	(63)	216,397
Total	299,599	35	(63)	299,571
Less amounts classified as cash equivalents	(83,174)	—	—	(83,174)
Total available-for-sale securities	$216,425	$35	$(63)	$216,397

As of March 31, 2015, the Company’s available-for-sale securities have original contractual maturities up to 24 months. However, the Company may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may sell these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

Fair Value Measurements

As of March 31, 2015 and December 31, 2014, all of the Company’s cash and cash equivalents and available-for-sale securities were measured at fair value on a recurring basis, and classified as Level 1 in the fair value hierarchy. There were no assets or liabilities measured on a recurring basis where Level 2 or Level 3 valuation techniques were used.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of (in thousands):

	Balance as of
	March 31, 2015	December 31, 2014
Qsymia	$8,878	$6,874
STENDRA/SPEDRA	3,014	4,871
	11,892	11,745
Qsymia allowance for cash discounts	(180)	(150)
Net	$11,712	$11,595

5. INVENTORIES

Inventories consist of (in thousands):

	Balance as of
	March 31, 2015	December 31, 2014
Raw materials	$30,051	$29,765
Work in process	2,367	889
Finished goods	2,071	1,544
Deferred costs	1,441	2,249
Total	$35,930	$34,447

Raw materials inventories as of March 31, 2015 consist primarily of the active pharmaceutical ingredients, or API, for Qsymia and STENDRA. Raw materials inventories as of December 31, 2014 consist primarily of API for Qsymia. Deferred costs inventories consist of both Qsymia and STENDRA. The Qsymia deferred costs represents Qsymia product shipped to the Company’s wholesalers and certified retail pharmacies, but not yet dispensed to patients through prescriptions, net of prompt payment discounts, and for which recognition of revenue has been deferred. The STENDRA deferred costs represent certain initial orders of STENDRA product with the right of return or credit, which have not met the required specifications of one of the Company’s partners, and for which recognition of revenue has been deferred.

Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out method for all inventories, which are valued using a weighted average cost method calculated for each production batch. The Company periodically evaluates the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. As a result of this evaluation no charge was recorded in the three months ended March 31, 2015.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of (in thousands):

	Balance as of
	March 31, 2015	December 31, 2014
Prepaid sales and marketing expenses	$3,972	$4,123
Debt issuance costs	1,235	1,246
Prepaid insurance	1,143	1,612
Other prepaid expenses and assets	5,832	5,843
Total	$12,182	$12,824

The amounts included in other prepaid expenses and assets consist primarily of prepayments for future services, a receivable from a supplier, and interest income receivable. These amounts represent probable future economic benefits obtained or controlled by the Company as a result of past transactions or events, which meet the definition of an asset under FASB Concept Statement 6. As such, these costs have been deferred as prepaid expenses and other assets on the condensed consolidated balance sheets and will be either (i) charged to expense accordingly when the related prepaid services are rendered to the Company, or (ii) converted to cash when the receivables are collected by the Company.

7. NON-CURRENT ASSETS

Non-current assets consist of (in thousands):

	Balance as of
	March 31, 2015	December 31, 2014
Debt issuance costs	$3,071	$3,375
Other non-current assets	3,393	3,780
Total	$6,464	$7,155

In September 2014, the Company paid $5.0 million in connection with the transfer and assignment of certain patents from Janssen Pharmaceuticals, Inc. Of the $5.0 million, approximately $1.9 million was recognized as a non-recurring expense for the year ended December 31, 2014, as it related to a legal settlement. The remaining balance of approximately $3.1 million was recorded as an intangible asset and is being amortized as cost of goods sold over the period in which the Company expects to benefit from the patents through their expiration dates. For the three months ended March 31, 2015, $0.2 million was amortized as cost of goods sold.  As of March 31, 2015, there was $2.6 million included in non-current assets on the unaudited condensed consolidated balance sheet, which will be amortized over an estimated remaining life of approximately 5 years.

8. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of (in thousands):

	Balance as of
	March 31, 2015	December 31, 2014
Accrued employee compensation and benefits	$2,940	$4,230
Accrued interest on debt	2,871	2,921
Non-recurring charges (see Note 10)	2,460	3,284
Other accrued liabilities	8,859	6,602
Total	$17,130	$17,037

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities and royalties, including a payable to Endo related to the royalty revenue adjustment.

9. NON-CURRENT ACCRUED AND OTHER LIABILITIES

Non-current accrued and other liabilities at March 31, 2015 and December 31, 2014 were $0.7 and $0.8 million, respectively, and primarily consisted of costs associated with the exit of certain operating leases and security deposits relating to the sub-lease agreements.

10. NON-RECURRING CHARGES

There were no non-recurring charges for the three months ended March 31, 2015. Non-recurring charges for the three months ended March 31, 2014 consist of employee severance and related costs of $1.7 million and share-based compensation of $0.3 million related to the finalization of the cost reduction plan initiated during 2013. This cost reduction plan reduced the Company’s workforce by approximately 20 employees, or 17%, excluding the sales force, for the year ended December 31, 2013.

The following table sets forth activities for the Company’s cost reduction plan obligations during the three months ended March 31, 2015 (in thousands):

	Severance obligations	Facilities- related obligations	Total
Balance of accrued costs at December 31, 2014	$3,280	$572	$3,852
Charges	—	—	—
Payments	(923)	(25)	(948)
Balance of accrued costs at March 31, 2015	$2,357	$547	$2,904

Of the total accrued employee severance and facilities-related costs in the Company’s unaudited condensed consolidated balance sheet at March 31, 2015, $2.5 million is included under current liabilities in “Accrued and other liabilities” and $0.4 million is included in “Non-current accrued and other liabilities.”

The balance of the accrued employee severance and facilities-related costs at March 31, 2015 is anticipated to be paid out as follows (in thousands):

2015 (remaining nine months)	$2,434
2016	102
2017	341
2018	11
2019	16
Thereafter	—
$2,904

11. DEFERRED REVENUE

Qsymia Deferred Revenue

At March 31, 2015, the Company had $16.5 million in current deferred revenue, which represents Qsymia product shipped to the Company’s wholesalers and certified retail pharmacies, but not yet dispensed to patients through prescriptions, net of prompt payment discounts.

STENDRA or SPEDRA Deferred Revenue

At March 31, 2015, the Company had $2.5 million and $8.3 million in current and non-current deferred revenue, respectively, related to STENDRA or SPEDRA. Of the $2.5 million in current deferred revenue, $1.8 million relates to a prepayment for future royalties on sales of SPEDRA and the remaining current deferred revenue of $0.7 million relates to certain initial orders of SPEDRA, which the Company supplied with a right of return or credit and have not met the required specifications of one of the Company’s commercialization partners. The $8.3 million in non-current deferred revenue relates to a prepayment for future royalties on sales of SPEDRA.

12. LICENSE, COMMERCIALIZATION AND SUPPLY AGREEMENTS

During 2013, the Company entered into separate license and commercialization agreements and separate commercial supply agreements with the Menarini Group, through its subsidiary Berlin Chemie AG, or Menarini, Auxilium, and Sanofi and its affiliate, or Sanofi, to commercialize and promote STENDRA or SPEDRA in their respective territories. Menarini’s territory is comprised of over 40 European countries, including the EU, plus Australia and New Zealand. Auxilium’s territory is comprised of the United States and Canada and their respective territories. In January 2015, Auxilium was acquired by Endo. Sanofi’s territory is comprised of Africa, the Middle East, Turkey and Eurasia.

For the three months ended March 31, 2015, the Company recognized $11.6 million in license and milestone revenue attributable to a milestone payment for the approval of the time-to-onset claim in Europe which was approved by the EC in January 2015, allowing SPEDRA to be the first and only erectile dysfunction medication approved in the EU that is indicated to be taken as needed approximately 15 to 30 minutes before sexual activity. For the three months ended March 31, 2014, the Company recognized $19.4 million in license and milestone revenue primarily attributable to milestone revenue related to product launches in certain EU countries and non-contingent consideration allocated to the licenses based on relative estimated selling prices. During the three months ended March 31, 2015 and 2014, the Company recognized $8.5 million and $7.4 million, respectively, in supply revenue relating to STENDRA or SPEDRA delivered under the various commercial supply agreements with Menarini, Endo and Sanofi. Additionally, in the three months ended March 31, 2015 and 2014, the Company recognized $(0.5) million (see Note 1) and $0.8 million, respectively, in net royalty revenue based on net sales reported by Menarini and Endo.

13. LONG-TERM DEBT

Convertible Senior Notes Due 2020

In May 2013, the Company closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 2020, or the Convertible Notes. The Convertible Notes are governed by an indenture, dated as of May 21, 2013 between the Company and Deutsche Bank National Trust Company, as trustee. In May 2013, the Company closed on an additional $30.0 million of Convertible Notes upon exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. On or after November 1, 2019, holders may convert all or any portion of their Convertible Notes at any time at their option at the conversion rate then in effect, regardless of these conditions. Subject to certain limitations, the Company will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. For the three months ended March 31, 2015 and 2014, total interest expense related to the Convertible Notes was $6.6 million and $6.1 million, respectively, including amortization of $3.9 million and $3.6 million of the debt discount and $205,000 and $189,000 of deferred financing costs, respectively.

Senior Secured Notes Due 2018

In March 2013, the Company entered into the Purchase and Sale Agreement between the Company and BioPharma Secured Investments III Holdings Cayman LP, a Cayman Islands exempted limited partnership, providing for the purchase of a debt-like instrument, or the Senior Secured Notes. Under the agreement, the Company received $50 million, less $500,000 in funding and facility payments, at the initial closing in April 2013. The Company had the option, but elected not to exercise it, to receive an additional $60 million, less $600,000 in a funding payment, at a secondary closing no later than January 15, 2014. For the three months ended March 31, 2015 and 2014, the interest expense related to the Senior Secured Notes was $1.7 million and $1.9 million, respectively, including amortization of deferred financing costs amounting to $109,000 and $119,000, respectively.

The following table summarizes information on the debt (in thousands):

	March 31, 2015
Convertible Senior Notes due 2020:
Fair value of the liability component at issuance date	$154,737
Accumulated accretion of discount	26,922
Net carrying value	$181,659

Senior Secured Notes due 2018:
Carrying value	$49,921	(1)

Total Notes:
Fair value of the liability component at issuance date	$204,658
Accumulated accretion of discount	26,922
Net carrying amount	$231,580

(1)         Approximately $14.1 million is classified as current portion of long-term debt in the unaudited condensed consolidated balance sheet as of March 31, 2015.

14. NET INCOME (LOSS) PER SHARE

The Company computes basic net income (loss) per share applicable to common stockholders based on the weighted average number of common shares outstanding during the applicable period. Diluted net income per share is based on the weighted average number of common and common equivalent shares, which represent shares that may be issued in the future upon the exercise of outstanding stock options or upon a net share settlement of the Company’s Convertible Notes. Common share equivalents are excluded from the computation in periods in which they have an anti-dilutive effect. Stock options for which the price exceeds the average market price over the period have an anti-dilutive effect on net income per share and, accordingly, are excluded from the calculation. The triggering conversion conditions that allow holders of the Convertible Notes to convert have not been met. If such conditions are met and the note holders opt to convert, the Company may choose to pay in cash, common stock, or a combination thereof; however, if this occurs, the Company has the intent and ability to net share settle this debt security; thus the Company uses the treasury stock method for earnings per share purposes. Due to the effect of the capped call instrument purchased in relation to the Convertible Notes, there would be no net shares issued until the market value of the Company’s stock exceeds $20 per share, and thus no impact on diluted net income per share. Further, when there is a net loss, potentially dilutive common equivalent shares are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

As the Company recognized a net loss for each of the three months ended March 31, 2015 and 2014, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three months ended March 31, 2015 and 2014, awards and options outstanding of 7,587,000 and 8,552,000, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

15. INCOME TAXES

The Company recorded a provision for income tax expense of $6,000 and tax benefit of $436,000 for the three months ended March 31, 2015 and 2014, respectively. The provision for income taxes for the three months ended March 31, 2015 is primarily comprised of state taxes during the period. The tax benefit for the three months ended March 31, 2014 is primarily comprised of tax liabilities in certain states, offset by a tax refund received from the state of New Jersey, as a result of a settlement of an audit and acceptance of a refund claim for the tax year ended December 31, 2007.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States as of March 31, 2015. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

As of December 31, 2014, the Company did not have any uncertain tax positions.  There were no material changes to our unrecognized tax benefits in the three months ended March 31, 2015, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, certain tax years remain open to tax audit. The Company’s policy is to recognize interest and penalties related to uncertain tax positions (if any) as a component of the income tax provision.

16. LEGAL MATTERS

Securities Related Class Action and Shareholder Derivative Lawsuits

The Company, a current officer and a former officer were defendants in a putative class action captioned Kovtun v. VIVUS, Inc., et al., Case No. 4:10-CV-04957-PJH, in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements made by the defendants in connection with the Company’s clinical trials and New Drug Application, or NDA, for Qsymia as a treatment for obesity. The Court granted defendants’ motions to dismiss both plaintiff’s Amended Class Action Complaint and Second Amended Class Action Complaint; by order dated September 27, 2012, the latter dismissal was with prejudice and final judgment was entered for defendants the same day. On October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Following briefing of the appeal, the Court of Appeals held oral argument on January 16, 2015. On January 29, 2015, the Court of Appeals issued a Memorandum decision affirming the District Court’s ruling. On February 12, 2015, plaintiff asked the Court of Appeals’ panel to rehear the case or for the Court to rehear the case en banc. The Ninth Circuit rejected that petition on March 16, 2015.

Additionally, certain of the Company’s former officers and directors and a current director are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH, pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate certain federal securities laws as alleged in the Kovtun action. The same individuals are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County, under the caption In re VIVUS, Inc.

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

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal. With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, in an action captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action. In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. Briefing on that motion is now complete, and oral argument is scheduled for May 28, 2015. The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to payment of our self-insured retention and the policies’ terms and conditions.

The Company and the defendant officers and directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

Qsymia ANDA Litigation

On May 7, 2014, the Company received a Paragraph IV certification notice from Actavis Laboratories FL indicating that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Qsymia and contending that all six patents listed for Qsymia in the FDA Orange Book at the time the notice was received (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299 (collectively “patents-in-suit”)) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Qsymia as described in their ANDA. On June 12, 2014, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis. The lawsuit (Case No. 14-3786 (SRC)(CLW)) was filed on the basis that Actavis’ submission of their ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of Qsymia prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Actavis, FDA approval of Actavis’ ANDA will be stayed until the earlier of (i) up to 30 months from the Company’s May 7, 2014 receipt of Actavis’ Paragraph IV certification notice (i.e. November 7, 2016) or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

On January 21, 2015, the Company received a second Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 8,895,057 and 8,895,058) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, or offer for sale of a generic form of Qsymia. On March 4, 2015, the Company filed a second lawsuit in the U.S. District Court for the District of New Jersey against Actavis (Case No. 15-1636 (FSH)(MAH)) in response to the second Paragraph IV certification notice on the basis that Actavis’ submission of their ANDA constitutes infringement of one or more claims of the patents-in-suit. The two lawsuits against Actavis have been consolidated into a single suit (Case No. 14-3786 (SRC)(CLW)).

On March 5, 2015, the Company received a Paragraph IV certification notice from Teva Pharmaceuticals USA, Inc. indicating that it filed an ANDA with the FDA, requesting approval to market a generic version of Qsymia and contending that eight patents listed for Qsymia in the Orange Book at the time of the notice (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, 8,580,299, 8,895,057 and 8,895,058) (collectively “patents-in-suit”) are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of Qsymia as described in their ANDA. On April 15, 2015, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Teva Pharmaceutical USA, Inc. and Teva Pharmaceutical Industries, Ltd., collectively referred to as Teva. The lawsuit (Case No. 15-2693 (SRC)(CLW)) was filed on the basis that Teva’s submission of their ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of Qsymia prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Teva, FDA approval of Teva’s ANDA will be stayed until the earlier of (i) up to 30 months from our March 5, 2015 receipt of Teva’s Paragraph IV certification notice (i.e. September 5, 2017) or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

The Company intends to vigorously enforce its intellectual property rights relating to Qsymia, but the Company cannot predict the outcome of these matters.

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

Net product revenue by geographic region for the three months ended March 31, 2015 and 2014 was as follows (in thousands):

	Three Months Ended March 31,
	2015				2014
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$12,628	$—		$12,628	$9,138	$—		$9,138
STENDRA/SPEDRA—License and milestone revenue	—	11,574		11,574	406	18,957		19,363
STENDRA/SPEDRA—Supply revenue	5,012	3,466		8,478	4,547	2,823		7,370
STENDRA/SPEDRA—Royalty revenue	(959)	445		(514)	820	—		820
Total revenue	$16,681	$15,485	(1)	$32,166	$14,911	$21,780	(2)	$36,691

(1)         $15.4 million of which is attributable to Germany.

(2)         $16.6 million of which is attributable to Germany.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Quarterly Report on Form 10-Q contain “forward looking” statements that involve risks and uncertainties. These statements typically may be identified by the use of forward-looking words or phrases such as “may,” “believe,” “expect,” “forecast,” “intend,” “anticipate,” “predict,” “should,” “planned,” “likely,” “opportunity,” “estimated,” and “potential,” the negative use of these words or other similar words. All forward-looking statements included in this document are based on our current expectations, and we assume no obligation to update any such forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause actual results and experiences to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development, and results of our business include but are not limited to:

•                  our limited commercial experience with Qsymia® in the United States, or U.S.;

•                  the timing of initiation and completion of the post-approval clinical studies required as part of the approval of Qsymia by the U.S. Food and Drug Administration, or FDA;

•                  the response from the FDA to the data that we will submit relating to post-approval clinical studies;

•                  the impact of the indicated uses and contraindications contained in the Qsymia label and the Risk Evaluation and Mitigation Strategy requirements;

•                  our ability to continue to certify and add to the Qsymia retail pharmacy network and sell Qsymia through this network;

•                  whether the Qsymia retail pharmacy network will simplify and reduce the prescribing burden for physicians, improve access and reduce waiting times for patients seeking to initiate therapy with Qsymia;

•                  that we may be required to provide further analysis of previously submitted clinical trial data;

•                  our ongoing dialog with the European Medicines Agency, or EMA, relating to our cardiovascular outcomes trial, or CVOT, and the resubmission of an application for the grant of a marketing authorization to the EMA, the timing of such resubmission, if any, the results of the CVOT, assessment by the EMA of the application for marketing authorization, and their agreement with the data from the CVOT;

•                  our ability to successfully seek approval for Qsymia in other territories outside the U.S. and European Union, or EU;

•                  whether healthcare providers, payors and public policy makers will recognize the significance of the American Medical Association officially recognizing obesity as a disease, or the new American Association of Clinical Endocrinologists guidelines;

•                  our ability to successfully commercialize Qsymia including risks and uncertainties related to expansion to retail distribution, the broadening of payor reimbursement, the expansion of Qsymia’s primary care presence, and the outcomes of our discussions with pharmaceutical companies and our strategic and franchise-specific pathways for Qsymia;

•                  our ability to focus our promotional efforts on health-care providers and on patient education that, along with increased access to Qsymia and ongoing improvements in reimbursement, will result in the accelerated adoption of Qsymia;

•                  our ability to eliminate expenses that are not essential to expanding the use of Qsymia and fully realize the anticipated benefits from a cost reduction plan, including the timing thereof;

•                  the impact of lower annual net cost savings than currently expected;

•                  the impact of a cost reduction plan on our business and unanticipated charges not currently contemplated that may occur as a result of a cost reduction plan;

•                  our ability to ensure that the entire supply chain for Qsymia efficiently and consistently delivers Qsymia to our customers;

•                  risks and uncertainties related to the timing, strategy, tactics and success of the launches and commercialization of STENDRA® (avanafil) or SPEDRA™ (avanafil) by our sublicensees in the U.S., Canada, the EU, Australia, New Zealand, Africa, the Middle East, Turkey, and the Commonwealth of Independent States, including Russia;

•                  our ability to successfully complete on acceptable terms, and on a timely basis, avanafil partnering discussions for other territories under our license with Mitsubishi Tanabe Pharma Corporation in which we do not have a commercial collaboration;

•                  the timing of the qualification and subsequent approval by regulatory authorities of Sanofi Chimie and Sanofi Winthrop Industrie as qualified suppliers of STENDRA/SPEDRA, Sanofi Chimie’s ability to undertake manufacturing of the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie’s ability to undertake manufacturing of the tablets for avanafil;

•                  the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand;

•                  our ability to accurately forecast Qsymia demand;

•                  our ability to increase Qsymia sales in 2015 through growth in certified retail pharmacies, expansion of reimbursement coverage and the use of a more focused selling message;

•                  the number of Qsymia prescriptions dispensed through the mail order system and through certified retail pharmacies;

•                  the impact of promotional programs for Qsymia on our net product revenue and net income (loss) in future periods;

•                  our history of losses and variable quarterly results;

•                  substantial competition;

•                  risks related to the failure to protect our intellectual property and litigation in which we are involved or may become involved;

•                  uncertainties of government or third-party payor reimbursement;

•                  our reliance on sole-source suppliers, third parties and our collaborative partners;

•                  our failure to continue to develop innovative investigational drug candidates and drugs;

•                  risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations;

•                  our ability to demonstrate through clinical testing the quality, safety, and efficacy of our investigational drug candidates;

•                  the timing of initiation and completion of clinical trials and submissions to foreign authorities;

•                  the results of post-marketing studies are not favorable;

•                  compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained;

•                  the volatility and liquidity of the financial markets;

•                  our liquidity and capital resources;

•                  our expected future revenues, operations and expenditures;

•                  potential change in our business strategy to enhance long-term stockholder value;

•                  the impact, if any, of changes to our Board of Directors and management team, including the resignation of our Vice President, U.S. Operations and General Manager; and

•                  other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, or the Commission, including those set forth in this filing as “Item 1A. Risk Factors.”

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the quarter ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014 as filed on February 25, 2015 and as amended by the Form 10-K/A filed on April 30, 2015, and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

OVERVIEW

VIVUS is a biopharmaceutical company commercializing and developing innovative, next-generation therapies to address unmet needs in obesity, sleep apnea, diabetes and sexual health, and we have two therapies approved by the FDA: Qsymia for chronic weight management and STENDRA for erectile dysfunction, or ED. STENDRA is also approved by the European Commission, or EC, under the trade name, SPEDRA, for the treatment of ED in the EU.

Qsymia (phentermine and topiramate extended release) was approved by the FDA in July 2012, as an adjunct to a reduced-calorie diet and increased physical activity for chronic weight management in adult patients with an initial body mass index (BMI) of 30 or greater (obese), or 27 or greater (overweight) in the presence of at least one weight-related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol (dyslipidemia). Qsymia incorporates a proprietary formulation combining low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. In September 2012, Qsymia became available in the U.S. market through a limited number of certified home delivery networks. In July 2013, Qsymia became available in retail pharmacies through approximately 8,000 Walgreens, Costco and Duane Reade pharmacies nationwide. As of the date of this report, Qsymia is available in over 42,000 certified retail pharmacies nationwide, including all of the major pharmacy chains in the country. We intend to continue to certify and add new pharmacies to the Qsymia retail pharmacy network, including national and regional chains as well as independent pharmacies.

We commercialize Qsymia in the U.S. primarily through a dedicated contract sales force, supported by an internal commercial team consisting of sales management, marketing and managed care professionals. Our efforts to expand the appropriate use of Qsymia include scientific publications, participation and presentations at medical conferences, and development and implementation of patient-directed support programs. Most recently, we have rolled out unique marketing programs to encourage targeted prescribers to gain more experience with Qsymia with their obese patient population. We are increasing our investment in digital media in order to increase our messaging to information-seeking consumers. The digital messaging encourages those consumers most likely to take action to speak with their physicians about obesity treatment options. We believe our enhanced web-based strategies will deliver clear and compelling communications to potential patients. Challenges continue to exist within the obesity pharmacotherapy market, in particular with respect to the tendency on the part of healthcare providers to treat the co-morbid conditions of obesity rather than the obesity disease itself. In addition, there is very a narrow focus on certain patient types for treatment, historically low third-party insurance coverage, and the continued exclusion of anti-obesity medications from Medicare Part D.

We continue to develop efficient ways to address the obesity market. We completed a realignment of our field sales territories during April 2015, reducing the number of territories from 150 to approximately 100.  We have defined and identified the healthcare provider, or HCP, audience of anti-obesity prescribers as numbering approximately 11,000 to 15,000.  Of these, we believe the majority of the most productive writers will be more than adequately covered by the newly-configured VIVUS sales force.  We are focused on current Qsymia prescribers, and we have capacity to cover new potential prescribers, who are those physicians that begin prescribing branded obesity products. We are constantly monitoring prescribing activity in the market, and we have seen new prescriptions being written by HCPs on whom we have not previously dedicated field sales resources.  We believe that part of the current realignment addresses this new prescriber group, and we look forward to initiating and maintaining dialog with these HCPs.

Qsymia is approved for the treatment of obesity in the U.S.  For the EU, in October 2012, we received a negative opinion from the European Medicines Agency, or EMA, Committee for Medicinal Products for Human Use, or CHMP, recommending refusal of the marketing authorization for the medicinal product QsivaTM (the intended trade name for Qsymia in the EU) due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We requested that this opinion be re-examined by the CHMP. After re-examination of the CHMP opinion, in February 2013, the CHMP adopted a final opinion that reaffirmed the Committee’s earlier negative opinion to refuse the marketing authorization for Qsiva in the EU. In May 2013, the European Commission issued a decision refusing the grant of marketing authorization for Qsiva in the EU. In September 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, or AQCLAIM, to support the resubmission of an application for a marketing authorization for Qsiva for treatment of obesity in accordance with the EU centralized marketing authorization procedure. We received feedback in 2014 from the EMA and the various competent authorities of the EU Member States associated with review of the AQCLAIM CVOT protocol, and we received feedback from the FDA in late 2014 regarding the amended protocol. As a part of addressing the FDA comments, we are working to ensure that the planned interim analysis will not jeopardize the overall integrity of the study and will support other objectives in both the EU and U.S. We recently submitted a meeting request to discuss with the FDA potential cost-saving alternatives with respect to AQCLAIM. We also are in the process of pursuing a new indication for obstructive sleep apnea, or OSA. We plan to optimize spending while pursuing these potential objectives. We also intend to seek regulatory approval for Qsymia in other territories outside the United States and EU and, if approved, to commercialize it through collaboration agreements with third parties.

Our drug STENDRA, or avanafil, is an oral phosphodiesterase type 5, or PDE5, inhibitor that we have licensed from MTPC. STENDRA was approved by the FDA in April 2012 for the treatment of ED in the United States. In June 2013, the EC adopted a decision granting marketing authorization for SPEDRA (the approved trade name for avanafil in the EU) for the treatment of ED in the EU. In July 2013, we entered into an agreement with the Menarini Group, through its subsidiary Berlin Chemie AG, or Menarini, under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, as well as Australia and New Zealand. Menarini commenced its commercialization launch of the product in the EU in early 2014, and as of the date of this filing, SPEDRA is commercially available in 24 countries within the territory granted to Menarini pursuant to the license and commercialization agreement.

In October 2013, we entered into an agreement with Auxilium Pharmaceuticals, Inc., or Auxilium, under which Auxilium received an exclusive license to commercialize and promote STENDRA in the United States and Canada. On the same date, we also entered into a supply agreement with Auxilium, whereby VIVUS will supply Auxilium with STENDRA drug product for commercialization. Auxilium began commercializing STENDRA in the U.S. market in December 2013. In January 2015, Auxilium was acquired by Endo International, plc, or Endo.

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

Under the license agreements with Menarini, Endo, and Sanofi, avanafil is expected to be commercialized in over 100 countries worldwide. For all three license agreements collectively, we have the potential to earn up to $461.0 million in license and milestone payments, in addition to royalty revenue. Through March 31, 2015, we have received approximately $117.0 million in license and milestone payments, plus royalties. In addition, we are currently in discussions with potential collaboration partners to market and sell STENDRA for our other territories, including Latin America, in which we do not currently have a commercial collaboration.

On September 18, 2014, the FDA approved a supplemental new drug application (sNDA) for STENDRA®. STENDRA is now the only FDA-approved ED medication indicated to be taken as early as approximately 15 minutes before sexual activity. Additionally, on January 23, 2015, the EC adopted a commission implementing decision amending the marketing authorization for SPEDRA (avanafil). SPEDRA is now the first and only ED medication approved in the EU that is indicated to be taken as needed approximately 15 to 30 minutes before sexual activity.

Foreign regulatory approvals, including EC marketing authorization to market Qsiva in the EU, may not be obtained on a timely basis, or at all, and the failure to receive regulatory approvals in a foreign country would prevent us from marketing our products that have failed to receive such approval in that market, which could have a material adverse effect on our business, financial condition and results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. On an ongoing basis, we evaluate our estimates, including those related to available-for-sale securities, research and development expenses, income taxes, inventories, revenues, including revenues from multiple-element arrangements, contingencies and litigation and share-based compensation. We base our estimates on historical experience, information received from third parties and on various market specific and other relevant assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ significantly from these estimates under different assumptions or conditions.

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the Securities and Exchange Commission, or SEC, on February 25, 2015. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2015, as compared to those disclosed in our Annual Report.

RESULTS OF OPERATIONS

For the three months ended March 31, 2015, net loss was $15.5 million or $0.15 net loss per share, as compared to a net loss of $15.6 million or $0.15 net loss per share during the same period in 2014.

We may continue to generate losses in future periods, depending on our ability to successfully commercialize Qsymia, successes of our commercialization partners in promoting STENDRA or SPEDRA, the timing of our research and development expenditures, and our continued investment in the clinical development of our research and future investigational drug candidates, primarily related to the post marketing study requirements for our approved drugs.

	Three Months Ended March 31,		2015 vs 2014 Increase/
(in thousands, except for percentages)	2015	2014	(Decrease)
Revenue:
Net product revenue	$12,628	$9,138	38%
License and milestone revenue	11,574	19,363	(40)%
Supply revenue	8,478	7,370	15%
Royalty revenue	(514)	820	(163)%
Total revenue	$32,166	$36,691	(12)%

Net product revenue

For the three months ended March 31, 2015, there were approximately 136,000 Qsymia prescriptions dispensed, compared to 121,000 for the same period of 2014. Approximately 63% of our total prescriptions for the first quarter of 2015 included either a free good or discount offer, with approximately 25,000 of those prescriptions dispensed as free goods. In comparison, for the three months ended March 31, 2014, approximately 54% of our total prescriptions included either a free good or discount offer, with approximately 25,000 of those prescriptions dispensed as free goods.

As of March 31, 2015, we recorded deferred revenue related to sales of Qsymia of $16.5 million, which represents Qsymia product shipped to wholesalers and certified retail pharmacies, but not yet dispensed to patients through prescriptions, net of prompt-payment discounts.

License and milestone revenue

For the three months ended March 31, 2015, under the terms of the license and commercialization agreement with Menarini, we recognized $11.6 million in license and milestone revenue related to the time-to-onset claim, which was approved by the EC in January 2015, allowing SPEDRA to be the first and only erectile dysfunction medication approved in the EU that is indicated to be taken as needed approximately 15 to 30 minutes before sexual activity.

For the three months ended March 31, 2014, under the terms of the license and commercialization agreement with Menarini, we recognized $16.6 million in license and milestone revenue for the commercialization launch of SPEDRA in France, Germany, Italy, and the United Kingdom. Under the terms of the license and commercialization agreement with Endo, for the three months ended March 31, 2014, we recognized license revenue of $0.4 million related to the delivery of the license rights and related know-how for non-contingent consideration received in the first quarter of 2014 for supply payments allocated to the license based on relative estimated selling prices. Under the terms of the license and commercialization agreement with Sanofi, for the three months ended March 31, 2014, we recognized license revenue of $2.4 million related to the delivery of the license rights and related know-how for non-contingent consideration received in the first quarter of 2014 for a manufacturing milestone allocated to the license based on relative estimated selling prices.

Supply revenue

We began distributing STENDRA or SPEDRA tablets to our commercialization partners in December 2013. Auxilium (recently acquired by Endo) launched the commercialization of STENDRA in the U.S. in December 2013. Menarini launched the commercialization of SPEDRA in France, Germany, Italy and the United Kingdom in March 2014 and Poland and Spain in April 2014, and SPEDRA is now available at retail pharmacies in 24 countries within the Menarini territory. In addition, we received a manufacturing milestone payment for avanafil active pharmaceutical ingredients, or API, delivered to Sanofi to support its technology transfer to qualify Sanofi as a second supplier for avanafil API and tablets and recognized as supply revenue the payment portion allocable to the avanafil API based upon relative estimated selling prices. To date, Sanofi has not launched the commercialization of SPEDRA in its territories.

As of March 31, 2015, $0.7 million of STENDRA or SPEDRA supply revenue was recorded as deferred revenue because not all of the required specifications are met and the related title and risk of loss and damages have not been transferred to our commercialization partner.

Royalty revenue

For the three months ended March 31, 2015, we recognized $(0.5) million in net royalty revenue on net sales reported by Endo and Menarini, compared to $0.8 million in royalty revenue in the three months ended March 31, 2014. Beginning in 2014, we began earning royalty revenue from our commercialization partners for the sale of STENDRA. These commercialization partners distribute STENDRA to their pharmaceutical network. Product we deliver to these commercialization partners can be returned generally within a month after receipt and only if such product does not meet contractual specifications, and not for any other reason. We record royalty revenue related to STENDRA based on reports provided by our commercialization partners.  One of our commercialization partners, Auxilium, was acquired by Endo in January 2015. In April 2015, we were informed by Endo that Endo had revised its accounting estimate for return reserve for STENDRA sold in 2014. Under the terms of the license and commercialization agreement, adjustments to the return reserve can be deducted from the reported net revenue. As a result, in the three months ended March 31, 2015, we recorded an adjustment of $1.2 million to reduce our royalty revenue.

Cost of goods sold

Cost of goods sold was $9.9 million for the three months ended March 31, 2015, as compared to $9.5 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, cost of goods sold related to Qsymia was $1.9 million and STENDRA or SPEDRA was $8.0 million. For the three months ended March 31, 2014, cost of goods sold related to Qsymia was $1.8 million and STENDRA or SPEDRA was $7.7 million. Cost of goods sold for Qsymia dispensed to patients includes the inventory costs of APIs, third party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Cost of goods sold for STENDRA or SPEDRA shipped to our commercialization partners includes the inventory costs of purchased tablets, freight, shipping and handling costs. The cost of goods sold associated with deferred revenue on Qsymia and STENDRA or SPEDRA product shipments is recorded as deferred costs, which are included in inventories in the condensed consolidated balance sheets, until such time as the deferred revenue is recognized.

Selling, general and administrative expense

	Three Months Ended March 31,
	2015	2014	2015 vs. 2014 Decrease
	(In thousands, except percentages)
Selling and marketing	$18,041	$18,668	(3)%
General and administrative	8,359	9,941	(16)%
Total selling, general and administrative expense	$26,400	$28,609	(8)%

The decrease in selling and marketing expenses is due primarily to our enhanced efforts at more focused and targeted promotional spend during the three months ended March 31, 2015, compared to the first quarter of 2014.

The decrease in general and administrative expenses in the three months ended March 31, 2015, compared to the same period in 2014, is primarily due to our continuing efforts to cut costs and lower spending for corporate activities and professional fees, lower grant costs for continuing medical education programs, and decreased share-based compensation expense.

Research and development expense

	Three Months Ended March 31,
Drug Indication/Description	2015	2014	2015 vs. 2014 Increase/(Decrease)
	(In thousands, except percentages)
Qsymia for obesity	$280	$2,137	(87)%
STENDRA for ED	337	382	(12)%
Share-based compensation	275	274	(0)%
Overhead costs*	1,802	1,630	11%
Total research and development expense	$2,694	$4,423	(39)%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The decrease in total research and development expenses in the first three months of 2015, as compared to the first three months of 2014, was due primarily to the timing of Qsymia study activities, known as the AQCLAIM study.

We estimate the AQCLAIM study will cost between $180.0 and $220.0 million and the study could take as long as five to six years to complete. We submitted a request for Scientific Advice to the EMA regarding use of a pre-specified interim analysis from AQCLAIM to support the resubmission of an application for a marketing authorization for Qsiva for obesity in accordance with the EU centralized marketing authorization procedure. We received feedback in 2014 from the EMA and various competent authorities of the EU Member States associated with review of the AQCLAIM CVOT protocol, and we received feedback from the FDA in late 2014 regarding the amended protocol. As a part of addressing the FDA comments, we are working to ensure that the planned interim analysis will not jeopardize the overall integrity of the study and will support other objectives in both the EU and U.S. We recently submitted a meeting request to discuss with the FDA potential cost-saving alternatives with respect to AQCLAIM. We also are in the process of pursuing a new indication for OSA. We plan to optimize spending while pursuing these potential objectives.

There will be additional research and development expenses for post-approval studies related to Qsymia. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies.

Non-recurring charges

There were no non-recurring charges for the three months ended March 31, 2015. In the fourth quarter of 2013, we announced a cost reduction plan, which resulted in a 17% reduction in our workforce and incurred certain expenses associated with facilities lease costs. Most of the costs associated with these events were recognized in the fourth quarter of 2013. However, certain employee terminations were finalized in the three months ended March 31, 2014. For the three months ended March 31, 2014, non-recurring charges were $2.1 million.

Interest and other expense (income)

Interest and other expense (income) consists primarily of interest expense and the amortization of issuance costs from our Convertible Notes and Senior Secured Notes and the amortization of the debt discount on the Convertible Notes. The increase in interest and other expense (income) in 2015 was primarily due to net realized foreign exchange losses on a milestone payment received in the first quarter of 2015.

Provision for (benefit from) income taxes

We recorded a provision for income taxes of $6,000 and a tax benefit of $436,000 for the three months ended March 31, 2015 and 2014, respectively. The provision for income taxes for the three months ended March 31, 2015 is primarily comprised of state taxes during the period. The tax benefit for the three months ended March 31, 2014 is primarily comprised of tax liabilities in certain states, offset by a tax refund received from the state of New Jersey, as a result of a settlement of an audit and acceptance of a refund claim for the tax year ended December 31, 2007.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the United States as of March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Cash, cash equivalents and available-for-sale securities totaled $287.3 million at March 31, 2015, as compared to $299.6 million at December 31, 2014. The decrease of $12.3 million is primarily due to net cash used for operating activities.

At March 31, 2015, we had $98.9 million in cash and cash equivalents and $188.4 million in available-for-sale securities. We invest our excess cash balances in money market and U.S. government securities, in accordance with our investment policy. At March 31, 2015, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds. Our investment policy has the primary investment objective of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

Accounts Receivable.  We extend credit to our customers for product sales, resulting in accounts receivable. Customer accounts are monitored for past due amounts. Past due accounts receivable, determined to be uncollectible, are written off against the allowance for doubtful accounts. Allowances for doubtful accounts are estimated based upon past due amounts, historical losses and existing economic factors, and are adjusted periodically. We offer cash discounts to our customers, generally 2% of the sales price as an incentive for prompt payment.

As of March 31, 2015, accounts receivable, net of allowance for cash discount, was $11.7 million, as compared to $11.6 million at December 31, 2014.  Currently, we do not have any significant concerns related to accounts receivable or collections.

Liabilities.  Total liabilities were $286.1 million at March 31, 2015, compared to $284.4 million at December 31, 2014.

Summary Cash Flows

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash provided by (used for):
Operating activities	$(11,422)	$(24,917)
Investing activities	27,215	10,556
Financing activities	(79)	758

Operating Activities.  Our operating activities used $11.4 million and $24.9 million in cash during the three months ended March 31, 2015 and 2014, respectively. The change in cash used for operating activities for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is primarily due to increases in inventory in 2015 and decreases in deferred revenue. Additionally, cash from operating activities for the three months ended March 31, 2014 was negatively impacted by an $18.9 million increase in accounts receivable related primarily to license and milestone revenue.

For the three months ended March 31, 2015, the use of cash partially resulted from our net loss of $15.5 million, which was partially offset by $4.2 million in debt issuance cost and discount amortization and $1.6 million in non-cash share-based compensation expense. Additional cash used in operating activities resulted from changes in assets and liabilities during the quarter, including an increase of $1.5 million in inventory, due to increased inventory production in supporting customer demands for Qsymia and STENDRA, and decreases of $0.8 million in prepaid and other assets, due to the timing of payments, and decreases in accounts payable of $1.1 million, due to reductions in operating expenses and the timing of activities and vendor payments, and decreases of $1.1 million in deferred revenue, due to the recognition of previously deferred revenue.

For the three months ended March 31, 2014, the use of cash partially resulted from our net loss of $15.6 million, which was partially offset by $3.6 million in debt issuance cost and discount amortization and $2.8 million in non-cash share-based compensation expense. Additional cash used in operating activities resulted from changes in assets and liabilities during the quarter, including an $18.9 million increase in accounts receivable primarily as a result of recognizing $16.6 million in license and milestone revenue for the commercialization launch of SPEDRA, plus increased shipments of Qsymia to pharmacies in support of growing demand for Qsymia, and a $3.1 million decrease in accounts payable due to the timing of activities and vendor payments. Partially offsetting these uses of funds in operating activities were sources of funds from a $3.3 million net decrease in prepaid expenses and other assets, which is primarily comprised of medical affairs, sales and marketing activities for Qsymia, and a net $1.3 million decrease in inventories, primarily for Qsymia.

Investing Activities.  Our investing activities provided $27.2 million and $10.6 million in cash during the three months ended March 31, 2015 and 2014, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities.  Cash used for financing activities for the three months ended March 31, 2015 related to our initial repayment of $79,000 under the Senior Secured Notes. In the first three months of 2014, cash provided by financing activities included $0.8 million in proceeds from the exercise of stock options.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences pursuant to indemnification agreements, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, stockholder suits and tax matters and as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of March 31, 2015.

Contractual Obligations

During the three months ended March 31, 2015, there were no material changes to our contractual obligations, other than the fulfillment of existing obligations in the ordinary course of business, described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014 filed on February 25, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest Rate Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements and foreign currency exchange risk. Our cash, cash equivalents and available-for-sale securities as of March 31, 2015, consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our market risk associated with interest rate movements is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at March 31, 2015, by approximately $1.9 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

A portion of our operations consist of revenues from outside of the United States, some of which are denominated in Euros, and, as such, we have foreign currency exchange exposure for these revenues and associated accounts receivable.  Future fluctuations in the Euro exchange rate may impact our revenues and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

(a.) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the timelines specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of VIVUS’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

(b.) Changes in internal controls. There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Related Class Action and Shareholder Derivative Lawsuits

The Company, a current officer and a former officer were defendants in a putative class action captioned Kovtun v. VIVUS, Inc., et al., Case No. 4:10-CV-04957-PJH, in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements made by the defendants in connection with the Company’s clinical trials and New Drug Application, or NDA, for Qsymia as a treatment for obesity. The Court granted defendants’ motions to dismiss both plaintiff’s Amended Class Action Complaint and Second Amended Class Action Complaint; by order dated September 27, 2012, the latter dismissal was with prejudice and final judgment was entered for defendants the same day. On October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Following briefing of the appeal, the Court of Appeals held oral argument on January 16, 2015. On January 29, 2015, the Court of Appeals issued a Memorandum decision affirming the District Court’s ruling. On February 12, 2015, plaintiff asked the Court of Appeals’ panel to rehear the case or for the Court to rehear the case en banc. The Ninth Circuit rejected that petition on March 16, 2015.

Additionally, certain of the Company’s former officers and directors and a current director are defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH, pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors breached fiduciary duties to the Company by purportedly permitting the Company to violate certain federal securities laws as alleged in the Kovtun action. The same individuals are also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County, under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits are substantially similar to the other lawsuits. The Company is named as a nominal defendant in these actions, neither of which seeks any recovery from the Company. The parties have agreed to stay the derivative lawsuits pending the outcome of the appeal of the securities class action.

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

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal. With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, in an action captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action. In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. Briefing on that motion is now complete, and oral argument is scheduled for May 28, 2015. The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to payment of our self-insured retention and the policies’ terms and conditions.

The Company and the defendant officers and directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

Qsymia ANDA Litigation

On May 7, 2014, the Company received a Paragraph IV certification notice from Actavis Laboratories FL indicating that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Qsymia and contending that all six patents listed for Qsymia in the FDA Orange Book at the time the notice was received (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299 (collectively “patents-in-suit”)) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Qsymia as described in their ANDA. On June 12, 2014, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis. The lawsuit (Case No. 14-3786 (SRC)(CLW)) was filed on the basis that Actavis’ submission of their ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of Qsymia prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Actavis, FDA approval of Actavis’ ANDA will be stayed until the earlier of (i) up to 30 months from the Company’s May 7, 2014 receipt of Actavis’ Paragraph IV certification notice (i.e. November 7, 2016) or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

On January 21, 2015, the Company received a second Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 8,895,057 and 8,895,058) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, or offer for sale of a generic form of Qsymia. On March 4, 2015, the Company filed a second lawsuit in the U.S. District Court for the District of New Jersey against Actavis (Case No. 15-1636 (FSH)(MAH)) in response to the second Paragraph IV certification notice on the basis that Actavis’ submission of their ANDA constitutes infringement of one or more claims of the patents-in-suit. The two lawsuits against Actavis have been consolidated into a single suit (Case No. 14-3786 (SRC)(CLW)).

On March 5, 2015, the Company received a Paragraph IV certification notice from Teva Pharmaceuticals USA, Inc. indicating that it filed an ANDA with the FDA, requesting approval to market a generic version of Qsymia and contending that eight patents listed for Qsymia in the Orange Book at the time of the notice (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, 8,580,299, 8,895,057 and 8,895,058) (collectively “patents-in-suit”) are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of Qsymia as described in their ANDA. On April 15, 2015, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Teva Pharmaceutical USA, Inc. and Teva Pharmaceutical Industries, Ltd., collectively referred to as Teva. The lawsuit (Case No. 15-2693 (SRC)(CLW)) was filed on the basis that Teva’s submission of their ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of Qsymia prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Teva, FDA approval of Teva’s ANDA will be stayed until the earlier of (i) up to 30 months from our March 5, 2015 receipt of Teva’s Paragraph IV certification notice (i.e. September 5, 2017) or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

The Company intends to vigorously enforce its intellectual property rights relating to Qsymia, but the Company cannot predict the outcome of these matters.

The Company is not aware of any other asserted or unasserted claims against it where it believes that an unfavorable resolution would have an adverse material impact on the operations or financial position of the Company.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the SEC, are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q. These are not the only risks and uncertainties facing VIVUS. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Relating to our Business

Changes to our management and strategic business plan may cause uncertainty regarding the future of our business, and may adversely impact employee hiring and retention, our stock price, and our revenue, operating results, and financial condition.

In July 2013, we announced changes to our Board and management. In September and November 2013, and January 2014, we announced further changes to our management team. In September 2013, we announced the resignation of our former President. In November 2013, we announced a reduction in force of approximately 17%, the decision of our former Chief Financial Officer to exercise his right to terminate his employment for Good Reason (as defined in his Amended and Restated Change of Control and Severance Agreement with the Company, effective as of July 1, 2013), and the appointment of our Corporate Controller as the Company’s interim Chief Financial Officer. In January 2014, we announced that our Chief Executive Officer was assuming the duties and responsibilities of the Company’s Chief Commercial Officer. In January 2015, we announced the removal of the “interim” from the title of the Company’s Chief Financial Officer. Also, in January 2015, we announced the resignation of Samuel F. Colin, M.D. from the Company’s Board of Directors. In March 2015, we announced the resignation of Johannes J.P. Kastelstein, M.D., Ph.D. from the Company’s Board of Directors. In April 2015, we announced that our Vice President, U.S. Operations and General Manager, Guy P. Marsh, would leave the Company on May 1, 2015. The implementation of these changes, and the potential for additional changes to our management, organizational structure and strategic business plan, may cause speculation and uncertainty regarding our future business strategy and direction. These changes may cause or result in:

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

•                  obtain marketing authorization by the European Commission, or EC, for Qsiva™ in the EU through the centralized marketing authorization procedure;

•                  manage our alliances with Endo, Menarini, MTPC and Sanofi, to help ensure the commercial success of avanafil;

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

Prior to the commercialization of Qsymia, we have not had any commercial products since the divestiture of MUSE® in November 2010. While our management and key personnel have significant experience developing, launching and commercializing drugs at VIVUS and at other companies, we are in the initial stage of commercialization of Qsymia and we cannot be certain that we will be successful. If we are unable to successfully commercialize Qsymia, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations. In addition, we rely on a third-party contract sales organization, PDI, Inc., or PDI, to assist with the hiring of sales representatives and the promotion of Qsymia to physicians. We depend on the success of PDI in performing its services, and we cannot be certain PDI will cooperate with us to perform its obligations under the agreement. Although they are contractually obligated, we cannot control the amount of resources that will be devoted by PDI to the promotion of Qsymia. Any failure of PDI to perform its obligations, or delay in allocating resources to the promotion of Qsymia, could adversely affect the commercialization of Qsymia and materially harm our business, financial condition and results of operations.

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

We depend on our collaboration partners to gain or maintain approval, market, and sell avanafil in their respective licensed territories.

In July 2013, we entered into a license and commercialization agreement with Menarini under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, plus Australia and New Zealand. In October 2013, we entered into a license and commercialization agreement with Auxilium under which Auxilium received an exclusive license to commercialize and promote STENDRA for the treatment of erectile dysfunction, or ED, in the United States and Canada. In January 2015, Auxilium was acquired by Endo. In December 2013, we entered into a license and commercialization agreement with Sanofi under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East, Turkey, and CIS, including Russia. Sanofi will be responsible for obtaining regulatory approval in its territories. Sanofi intends to market avanafil under the trade name SPEDRA or STENDRA.

We are relying on our collaboration partners, Endo, Menarini, and Sanofi, to successfully commercialize STENDRA or SPEDRA in their respective territories, inclusive of obtaining any necessary approvals. There can be no assurances that these collaboration partners will be successful in doing so. In general, we cannot control the amount and timing of resources that our collaboration partners devote to the commercialization of our drugs. If any of our collaboration partners fails to successfully commercialize our drug products, our business may be negatively affected. For example, if Sanofi, Endo or Menarini do not successfully commercialize STENDRA or SPEDRA, we may receive limited or no revenues under our agreements with them. Additionally, because we lack the resources and experience to commercialize STENDRA or SPEDRA ourselves in these territories, we would need to seek replacement licensees to undertake these commercialization efforts. We may be unable to find other licensees in a timely manner, which could delay or impair our ability to commercialize STENDRA or SPEDRA in these territories.

Under our license agreement with MTPC, we are obligated to ensure that Sanofi, Endo and Menarini, as sublicensees, comply with its terms and conditions. MTPC has the right to terminate our license rights to avanafil in the event of any uncured material breach of the license agreement. Consequently, failure by Sanofi, Endo or Menarini to comply with these terms and conditions could result in termination of our license rights to avanafil on a worldwide basis, which could delay, impair, or preclude our ability to commercialize avanafil.

We currently rely on reports from our commercialization partners in determining our royalty revenues, and these reports may be subject to adjustment or restatement, which may materially affect our financial results.

We have license and commercialization agreements for STENDRA or SPEDRA with Menarini, Endo and Sanofi.  In determining our royalty revenue from such agreements, we rely on our collaboration partners to provide accounting estimates and reports for various discounts and allowances, including product returns.  As a result of fluctuations in inventory, allowances and buying patterns, actual sales and product returns of STENDRA or SPEDRA in particular reporting periods may be affected, resulting in the need for our commercialization partners to adjust or restate their accounting estimates set forth in the reports provided to us. For example, in April 2015, we were informed by Endo that Endo had revised its accounting estimate for STENDRA return reserve related to sales made in 2014. Under the terms of our license and commercialization agreement, adjustments to the return reserve can be deducted from reported net revenue. As a result, in the three months ended March 31, 2015, we recorded an adjustment of $1.2 million to reduce our royalty revenue on net sales of STENDRA. The reduction in royalty revenue resulted in an increase to net loss of $1.2 million, or $0.01 per share, for the three months ended March 31, 2015.  Such adjustments or restatements may materially and negatively affect our financial position and results of operations.

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

Our dependence on collaborative arrangements or strategic alliances for the commercialization of STENDRA or SPEDRA, including our license agreements with Sanofi, Endo and Menarini, will subject us to a number of risks, including the following:

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

In order to market products in many foreign jurisdictions, we must obtain separate regulatory approvals. Approval by the FDA in the U.S. does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. For example, while our drug STENDRA has been approved in both the U.S. and the European Union, or EU, our drug Qsymia has been approved in the U.S. but Qsiva (the intended trade name for Qsymia in the EU) has not yet been granted a marketing authorization by the European Commission due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We intend to seek approval, either directly or through our collaboration partners, for Qsymia and STENDRA in other territories outside the United States and EU. However, we have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing. Foreign regulatory approvals may not be obtained, by us or our collaboration partners responsible for obtaining approval, on a timely basis, or at all, for any of our products. The failure to receive regulatory approvals in a foreign country would prevent us from marketing and commercializing our products in that country, which could have a material adverse effect on our business, financial condition and results of operations.

We, together with Sanofi, Endo and Menarini in certain territories, intend to market STENDRA or SPEDRA outside the U.S., which will subject us to risks related to conducting business internationally.

We, through Sanofi, Endo and Menarini in certain territories, intend to manufacture, market, and distribute STENDRA or SPEDRA outside the U.S. We expect that we will be subject to additional risks related to conducting business internationally, including:

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

We rely on PDI, a third-party contract sales organization, to assist with the hiring of sales representatives and the promotion of Qsymia to physicians. Our internal sales and marketing personnel manage and supervise the activities of this sales force. Nevertheless, we face risks in our partial reliance on the third-party contract sales organization, including the following:

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

We maintain significant inventories and evaluate these inventories on a periodic basis for potential excess and obsolescence. During the years ended December 31, 2014 and 2013, we recognized total charges of $2.2 million and $10.2 million, respectively, for Qsymia inventories on hand in excess of demand, plus a purchase commitment fee. The inventory impairment charges were based on our analysis of current Qsymia inventory on hand and remaining shelf life, in relation to our projected demand for the product. The current FDA-approved commercial product shelf life for Qsymia is 36 months. STENDRA is approved in the U.S. and SPEDRA is approved in the EU for 48 and 30 months of commercial product shelf life, respectively.

Our write-down for excess and obsolete inventory is subjective and requires accurate forecasting of the future market demand for our products. Forecasting demand for Qsymia, a drug in the obesity market in which there had been no new FDA-approved medications in over a decade prior to 2012, and for which reimbursement from third-party payors had previously been non-existent, has been difficult. Forecasting demand for STENDRA or SPEDRA, a drug that is new to a crowded and competitive market and has no sales history, is also difficult. We will continue to evaluate our inventories on a periodic basis. The value of our inventories could be impacted if actual sales differ significantly from our estimates of future demand or if any significant unanticipated changes in future product demand or market conditions occur. Any of these events, or a combination thereof, could result in additional inventory write-downs in future periods, which could be material.

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

We currently do not have supply agreements for extended-release topiramate or phentermine, which are APIs used in Qsymia. We cannot guarantee that we will be successful in entering into supply agreements on reasonable terms or at all or that we will be able to obtain or maintain the necessary regulatory approvals for potential future suppliers in a timely manner or at all.

We anticipate that we will continue to rely on single-source suppliers for phentermine and extended-release topiramate for the foreseeable future. Any production shortfall on the part of our suppliers that impairs the supply of phentermine or extended-release topiramate could have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain a sufficient quantity of these compounds, there could be a substantial delay in successfully developing a second source supplier. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands or quality issues, could adversely affect our ability to satisfy demand for Qsymia, which could adversely affect our product sales and operating results materially, which could significantly harm our business.

The API and the tablets for STENDRA are currently manufactured by MTPC. MTPC has arrangements for the three main starting materials necessary for the manufacturing of avanafil API. If MTPC is unable to receive approval from foreign regulators and maintain ongoing FDA or foreign regulatory compliance, or manufacture STENDRA’s API or tablets in sufficient quantities to meet projected demand, the U.S. commercial launch, and future sales of STENDRA in the U.S. and abroad will be adversely affected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration agreement for the commercialization of STENDRA in our other territories not covered by our agreements with Sanofi, Endo and Menarini.

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

In July 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. In November 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. We intend to submit an amendment to the New Drug Application, or NDA, for avanafil to the FDA, and a variation to the Marketing Authorization, or MA, for avanafil to the European Medicines Agency, or EMA, to include Sanofi Chimie as a qualified supplier of the avanafil API and Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets. We cannot be certain we will receive approval by regulatory authorities, or that we will be able to obtain such approval in a timely manner. The failure to receive such approval in a timely manner or at all could prevent, delay or preclude our ability to establish a reliable supply chain, which could compromise our ability to commercialize avanafil through our relationships with Sanofi, Endo and Menarini, or otherwise. In addition, we have entered into supply agreements with Menarini and Endo under which we are obligated to supply them with avanafil tablets. If we are unable to establish a reliable supply of avanafil API or tablets from Sanofi Chimie and/or Sanofi Winthrop Industrie, we may be unable to satisfy our obligations under these supply agreements in a timely manner or at all, and we may, as a result, be in breach of one or both of these agreements.

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

As part of the approval of Qsymia, we are required to conduct several post-marketing studies, including a study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, or AQCLAIM, studies to assess the safety and efficacy of Qsymia for weight management in obese pediatric and adolescent subjects, studies to assess drug utilization and pregnancy exposure and a study to assess renal function. We estimate the AQCLAIM study will cost between $180 million and $220 million and the study could take as long as five to six years to complete. On September 20, 2013, we submitted to the EMA a request for Scientific Advice regarding use of a pre-specified interim analysis from the AQCLAIM cardiovascular outcomes trial to support the resubmission of the Marketing Authorization Application, or MAA, for Qsiva for the treatment of obesity in accordance with the centralized marketing authorization procedure in the EU. Based on feedback from the EMA CHMP, as well as various EU Member State competent authorities associated with review of the AQCLAIM trial application, the protocol has been revised and resubmitted to the FDA. There can be no assurance that the FDA or EMA will not request or require us to provide additional information or undertake additional preclinical studies and clinical studies or retrospective observational studies.

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

Qsymia for the treatment of chronic weight management competes with several approved anti-obesity drugs including, Belviq® (lorcaserin), Arena Pharmaceutical’s approved anti-obesity compound marketed by Eisai Inc., Eisai Co., Ltd.’s U.S. subsidiary; Xenical® (orlistat), marketed by Roche; alli®, the over-the-counter version of orlistat, marketed by GlaxoSmithKline; Suprenza™, an orally disintegrating tablet (phentermine hydrochloride), marketed by Akrimax Pharmaceuticals, LCL; Contrave® (naltrexone/bupropion), Orexigen Therapeutics, Inc.’s anti-obesity compound marketed by Takeda Pharmaceutical Company Limited; and Saxenda® (liraglutide), an anti-obesity compound marketed by Novo Nordisk A/S. Agents that have been approved for type 2 diabetes that have demonstrated weight loss in clinical studies may also compete with Qsymia. These include Farxiga™ (dapagliflozin) from AstraZeneca and Bristol-Myers Squibb, an SGLT2 inhibitor, approved January 8, 2014; Jardiance® (empagliflozin) from Boehringer Ingelheim, an SGLT2 inhibitor, approved August 1, 2014; Victoza® (liraglutide) from Novo Nordisk A/S, a GLP-1 receptor agonist approved January 25, 2010; Invokana® (canaglifozin) from Johnson & Johnson’s Janssen Pharmaceuticals, an SGLT2 inhibitor, approved March 29, 2013 and Glyxambi® (empagliflozin/linagliptin) from Boehringer Ingelheim and Eli Lilly, an SGLT2 inhibitor and DPP-4 inhibitor combination product, approved January 30, 2015. Also, on January 14, 2015, FDA approved the Maestro Rechargeable System for certain obese adults, the first weight loss treatment device that targets the nerve pathway between the brain and the stomach that controls feelings of hunger and fullness. The Maestro Rechargeable System is approved to treat patients aged 18 and older who have not been able to lose weight with a weight loss program, and who have a body mass index of 35 to 45 with at least one other obesity-related condition, such as type 2 diabetes.

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

We anticipate that STENDRA (avanafil) for the treatment of erectile dysfunction will compete with PDE5 inhibitors in the form of oral medications, including Viagra® (sildenafil citrate), marketed by Pfizer, Inc.; Cialis® (tadalafil), marketed by Eli Lilly and Company; Levitra® (vardenafil), co-marketed by GlaxoSmithKline plc and Schering-Plough Corporation in the U.S.; and STAXYN® (vardenafil in an oral disintegrating tablet, or ODT), co-marketed by GlaxoSmithKline plc and Merck & Co., Inc.

We anticipate that generic PDE5 inhibitors will enter the market in the U.S. in late 2017. Generic PDE5 inhibitors would likely be sold at lower prices and may reduce the demand for STENDRA, especially at the prices we would be required to charge for STENDRA to cover our manufacturing and other costs. In addition, PDE5 inhibitors are in various stages of development by other companies. Warner-Chilcott plc, which was acquired by Actavis, Inc. and is now known as Actavis plc, has licensed the U.S. rights to udenafil, a PDE5 inhibitor, from Dong-A Pharmaceutical, now known as Mezzion Pharma Co. Ltd. Other treatments for ED exist, such as needle injection therapies, vacuum constriction devices and penile implants, and the manufacturers of these products will most likely continue to develop or improve these therapies.

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

In July 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. On November 18, 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. We intend to submit an amendment to the NDA for avanafil to the FDA, and a variation to the MA for avanafil to the EMA, to include Sanofi Chimie as a qualified supplier of the avanafil API and Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets. We cannot be certain we will receive approval by regulatory authorities, and the failure to receive such approval could prevent, delay, or preclude our ability to establish a reliable supply chain, which could compromise our ability to commercialize avanafil through our relationships with Sanofi, Endo, Menarini, or otherwise.

Any future manufacturing sites, including those of Sanofi Chimie and Sanofi Winthrop Industrie, would need to be inspected by the U.S. and EU Member State competent authorities, and any failure of such manufacturing sites to receive approval from FDA or foreign authorities, obtain and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or tablets in expected quantities could have a detrimental impact on our ability to commercialize STENDRA under our agreements with Sanofi, Endo and Menarini and our ability to enter into a collaboration agreement for the commercialization of STENDRA in our other territories not covered by our agreements with Sanofi, Endo and Menarini.

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

•                  the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals, and to submit such data to CMS, which will then make all of this data publicly available on the CMS website. Pharmaceutical manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to have started tracking reportable payments on August 1, 2013, and must submit a report to CMS on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. Failure to comply with the reporting obligations may result in civil monetary penalties; and

•                  the federal Foreign Corrupt Practices Act of 1977 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the U.S. Securities and Exchange Commission. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

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

The FDA, and third-country authorities, including the competent authorities of the EU Member States, have the authority to impose significant restrictions, including REMS requirements, on approved products through regulations on advertising, promotional and distribution activities. After approval, if products are marketed in contradiction with FDA laws and regulations, the FDA may issue warning letters that require specific remedial measures to be taken, as well as an immediate cessation of the impermissible conduct, resulting in adverse publicity. The FDA may also require that all future promotional materials receive prior agency review and approval before use. Certain states have also adopted regulations and reporting requirements surrounding the promotion of pharmaceuticals. Qsymia and STENDRA are subject to these regulations. Failure to comply with state requirements may affect our ability to promote or sell pharmaceutical drugs in certain states. This, in turn, could have a material adverse impact on our financial results and financial condition and could subject us to significant liability, including civil and administrative remedies as well as criminal sanctions.

We are subject to ongoing regulatory obligations and restrictions, which may result in significant expense and limit our ability to commercialize our drugs.

We are required to comply with extensive regulations for drug manufacturing, labeling, packaging, adverse event reporting, storage, distribution, advertising, promotion and record keeping in connection with the marketing of Qsymia and STENDRA. Regulatory approvals may also be subject to significant limitations on the indicated uses or marketing of the investigational drug candidates or to whom and how we may distribute our products. Even after FDA approval is obtained, the FDA may still impose significant restrictions on a drug’s indicated uses or marketing or impose ongoing requirements for REMS or potentially costly post-approval studies. For example, the labeling approved for Qsymia includes restrictions on use, including recommendations for pregnancy testing, level of obesity and duration of treatment. We are subject to ongoing regulatory obligations and restrictions that may result in significant expense and limit our ability to commercialize Qsymia. The FDA has also required the distribution of a Medication Guide to Qsymia patients outlining the increased risk of teratogenicity with fetal exposure and the possibility of suicidal thinking or behavior. In addition, the FDA has required a REMS that may act to limit access to the drug, reduce our revenues and/or increase our costs. The FDA may modify the Qsymia REMS in the future to be more or less restrictive.

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

We obtain the necessary raw materials and components for the manufacture of Qsymia and STENDRA as well as certain services, such as analytical testing packaging and labeling, from third parties. In particular, we rely on Catalent to supply Qsymia capsules and Packaging Coordinators, Inc., or PCI, for Qsymia packaging services. We rely on MTPC, Sanofi Chimie and Sanofi Winthrop to supply avanafil API and tablets. We and these suppliers and service providers are required to follow cGMP requirements and are subject to routine and unannounced inspections by the FDA and by state and foreign regulatory agencies for compliance with cGMP requirements and other applicable regulations. Upon inspection of these facilities, the FDA or foreign regulatory agencies may find the manufacturing process or facilities are not in compliance with cGMP requirements and other regulations. Because manufacturing processes are highly complex and are subject to a lengthy regulatory approval process, alternative qualified supply may not be available on a timely basis or at all.

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

Some of the Affordable Care Act’s reforms do not take effect until 2015, and others are slated for implementation in 2015. In 2012, CMS issued proposed regulations to implement the changes to the Medicaid Drug Rebate program under the Affordable Care Act but has not yet issued final regulations. CMS is currently expected to release the final regulations in 2015. At this time, we cannot predict the full impact of the Affordable Care Act, or the timing and impact of any future rules or regulations promulgated to implement the Affordable Care Act.

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

We have received notices of ANDA filings for Qsymia submitted by a generic drug company. These ANDA filings assert that a generic form of Qsymia would not infringe on our issued patents. As a result of these filings, we have commenced litigation to defend our patent rights, which is expected to be costly and time-consuming and, depending on the outcome of the litigation, we may face competition from lower cost generic or follow-on products in the near term.

Qsymia is approved under the provisions of the Federal Food, Drug and Cosmetic Act, or FDCA, which renders it susceptible to potential competition from generic manufacturers via the Hatch-Waxman Act and ANDA process. Generic manufacturers pursuing ANDA approval are not required to conduct costly and time-consuming clinical trials to establish the safety and efficacy of their products; rather, they are permitted to rely on the FDA’s finding that the innovator’s product is safe and effective. Additionally, generic drug companies generally do not expend significant sums on sales and marketing activities, instead relying on physicians or payors to substitute the generic form of a drug for the branded form. Thus, generic manufacturers can sell their products at prices much lower than those charged by the innovative pharmaceutical or biotechnology companies who have incurred substantial expenses associated with the research and development of the drug product and who must spend significant sums marketing a new drug.

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

We have received a Paragraph IV certification notice from Actavis Laboratories FL, Inc., or Actavis, contending that our patents listed in the Orange Book for Qsymia (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia. In response to this notice, we have filed suit to defend our patent rights. We have received a second Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 8,895,057 and 8,895,058) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia. In response to this second notice, we have filed a second lawsuit to defend our patent rights. The lawsuits have been consolidated into a single suit.

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Actavis, FDA approval of Actavis’ ANDA will be stayed until the earlier of (i) up to 30 months from our May 7, 2014 receipt of Actavis’ Paragraph IV certification notice (i.e. November 7, 2016) or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

We have also received a Paragraph IV certification notice from Teva Pharmaceutical USA, Inc. and Teva Pharmaceutical Industries, Ltd. (collectively, Teva) contending that eight of our patents listed in the Orange Book for Qsymia (U.S. Patents 7,056,890, 7,533,818, 7,659,256, 7,659,256, 7,674,776, 8,580,298, 8,580,299, 8,895,057, and 8,895,058) are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of Qsymia. In response to this notice, we have filed suit against Teva to defend our patent rights.

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Teva, FDA approval of Teva’s ANDA will be stayed until the earlier of (i) up to 30 months from our March 5, 2015 receipt of Teva’s Paragraph IV certification notice (i.e. September 5, 2017) or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

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

In May 2013, we closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. In May 2013, we closed on an additional $30.0 million of Convertible Notes upon exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are convertible into approximately 16,826,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 67.3038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $14.858 per share, subject to adjustment under certain conditions. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

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

At March 31, 2015, we had $98.9 million in cash and cash equivalents and $188.4 million in available-for-sale securities. While at March 31, 2015, our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. Although the U.S. Congress was able to resolve the debt ceiling issue in time to avoid default, the major credit rating agencies have expressed their ongoing concern about the high levels of debt that the U.S. government has taken on. Standard & Poor’s announced that it had revised its outlook on the long-term credit rating of the U.S. to negative, which could affect the trading market for U.S. government securities. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities as of March 31, 2015. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

Our involvement in securities-related class action and shareholder litigation could divert our resources and management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs, the review of marketing applications by regulatory authorities and the commercial launch of newly approved drugs. We are a defendant in federal and consolidated state shareholder derivative lawsuits. These securities-related class action lawsuits generally allege that we and our officers misled the investing public regarding the safety and efficacy of Qsymia and the prospects for the FDA’s approval of the Qsymia NDA as a treatment for obesity. Securities-related class action litigation often is expensive and diverts management’s attention and our financial resources, which could adversely affect our business. For example, despite the granting of the prior two motions to dismiss by the U.S. District Court for the Northern District of California in a putative class action lawsuit captioned Kovtun v. Vivus, Inc., et al., Case No. 4:10-CV-04957-PJH, on October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Following briefing of the appeal, the Court of Appeals held oral argument on January 16, 2015. On January 29, 2015, the Court of Appeals issued a Memorandum decision affirming the District Court’s ruling. On February 12, 2015, plaintiff asked the Court of Appeals’ panel to rehear the case or the Court to rehear the case en banc. The Ninth Circuit rejected that petition on March 16, 2015.

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

Furthermore, on March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal. With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, in an action captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action. In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. Briefing on that motion is now complete, and oral argument is scheduled for May 28, 2015. The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to payment of our self-insured retention and the policies’ terms and conditions.

The Company and the defendant officers and directors cannot predict the outcome of the various shareholder lawsuits, but they believe the various shareholder lawsuits are without merit and intend to continue vigorously defending them.

We have an accumulated deficit of $758.7 million as of March 31, 2015, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $758.7 million for the period from our inception through March 31, 2015, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

These factors and fluctuations, as well as political and other market conditions, may adversely affect the market price of our common stock. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain or recruit key employees, all of whom have been or will be granted equity awards as an important part of their compensation packages.

Our operating results are unpredictable and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

Our operating results will likely fluctuate from fiscal quarter to fiscal quarter, and from year to year, and are difficult to predict. Although we have commenced sales of Qsymia, we may never increase these sales or become profitable. In addition, although we have entered into license and commercialization agreements with Sanofi, Endo and Menarini, to commercialize avanafil for the treatment of ED on an exclusive basis in Africa, the Middle East, Turkey, and the CIS, including Russia, to commercialize and promote STENDRA for the treatment of ED in the U.S. and Canada, and to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, plus Australia and New Zealand, respectively, we may not be successful in commercializing avanafil in these territories. Our operating expenses are largely independent of sales in any particular period. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Qsymia and STENDRA, the ability of our distribution partners to process and ship product on a timely basis, the success of our third-party’s manufacturing efforts to meet customer demand, fluctuations in foreign exchange rates, investments in sales and marketing efforts to support the sales of Qsymia and STENDRA, investments in the research and development efforts, and expenditures we may incur to acquire additional products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2015	VIVUS, Inc.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

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