Form 10-Q
period 2015-06-30
VIVUS INC
filed 2015-08-03
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At July 27, 2015, 104,021,069 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30,	December 31,
	2015	2014
ASSETS	Unaudited	Note 1
Current assets:
Cash and cash equivalents	$86,366	$83,174
Available-for-sale securities	187,802	216,397
Accounts receivable, net	10,254	11,595
Inventories	9,606	34,447
Prepaid expenses and other assets	10,371	12,824
Total current assets	304,399	358,437
Property and equipment, net	1,153	1,346
Non-current assets	5,769	7,155
Total assets	$311,321	$366,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,993	$10,430
Accrued and other liabilities	14,450	17,037
Deferred revenue	20,626	19,445
Current portion of long-term debt	14,497	10,459
Total current liabilities	64,566	57,371
Long-term debt, net of current portion	217,650	217,324
Deferred revenue, net of current portion	7,732	8,876
Non-current accrued and other liabilities	700	849
Total liabilities	290,648	284,420
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock; $.001 par value; 200,000 shares authorized; 103,874 and 103,729 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	104	104
Additional paid-in capital	828,591	825,691
Accumulated other comprehensive income (loss)	45	(28)
Accumulated deficit	(808,067)	(743,249)
Total stockholders’ equity	20,673	82,518
Total liabilities and stockholders’ equity	$311,321	$366,938

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Net product revenue	$14,013	$10,983	$26,641	$20,121
License and milestone revenue	—	4,181	11,574	23,544
Supply revenue	8,117	5,666	16,595	13,036
Royalty revenue	855	1,051	341	1,871
Total revenue	22,985	21,881	55,151	58,572

Operating expenses:
Cost of goods sold	9,870	7,015	19,766	16,548
Selling, general and administrative	22,201	28,266	48,601	56,875
Research and development	2,599	4,086	5,293	8,509
Inventory impairment and other non-recurring charges	29,522	—	29,522	2,054
Total operating expenses	64,192	39,367	103,182	83,986

Loss from operations	(41,207)	(17,486)	(48,031)	(25,414)

Interest expense and other expense, net	8,139	8,341	16,775	16,399
Loss before income taxes	(49,346)	(25,827)	(64,806)	(41,813)
Provision for (benefit from) income taxes	6	(2)	12	(438)
Net loss	$(49,352)	$(25,825)	$(64,818)	$(41,375)

Basic and diluted net loss per share	$(0.48)	$(0.25)	$(0.62)	$(0.40)
Shares used in per share computation:
Basic and diluted	103,845	103,350	103,821	103,320

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(49,352)	$(25,825)	$(64,818)	$(41,375)
Unrealized gain (loss) on securities, net of taxes	7	(11)	73	32
Comprehensive loss	$(49,345)	$(25,836)	$(64,745)	$(41,343)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(64,818)	$(41,375)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	731	424
Amortization of debt issuance costs and discounts	8,421	7,806
Amortization of discount or premium on available-for-sale securities	1,489	1,917
Share-based compensation expense	2,775	5,692
Unrealized foreign currency remeasurement gain	—	(235)
Inventory impairment charge	29,522	—
Changes in assets and liabilities:
Accounts receivable	1,341	(1,070)
Inventories	(4,491)	4,681
Prepaid expenses and other assets	2,872	8,042
Accounts payable	4,563	(1,044)
Accrued and other liabilities	(2,926)	(4,479)
Deferred revenue	37	1,786
Net cash used for operating activities	(20,484)	(17,855)
Cash flows from investing activities:
Property and equipment purchases	(176)	(195)
Purchases of available-for-sale securities	(124,571)	(118,783)
Proceeds from maturity of available-for-sale securities	151,750	129,000
Non-current assets	—	(246)
Net cash provided by investing activities	27,003	9,776
Cash flows from financing activities:
Payments of notes payable	(3,452)	—
Net proceeds from exercise of common stock options and sale of common stock through employee stock purchase plan	125	1,079
Net cash (used for) provided by financing activities	(3,327)	1,079
Net increase (decrease) in cash and cash equivalents	3,192	(7,000)
Cash and cash equivalents:
Beginning of year	83,174	103,262
End of period	$86,366	$96,262

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Management has evaluated all events and transactions that occurred after June 30, 2015, through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period that require recognition or disclosure in these unaudited condensed consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Change in Accounting Estimate

Beginning in 2014, the Company began earning royalty revenue from the sales of STENDRA by its commercialization partners. Product delivered by the Company to these partners can be returned generally within a month after receipt and only if such product does not meet contractual specifications, and not for any other reason. The Company records royalty revenue related to STENDRA based on reports provided by its partners.  One of the Company’s partners, Auxilium Pharmaceuticals, Inc., or Auxilium, was acquired by Endo International, plc, or Endo, in January 2015. In April 2015, the Company was informed by Endo that Endo had revised its accounting estimate for returns reserve for STENDRA sold in 2014. Under the terms of the license and commercialization agreement, adjustments to the returns reserve can be deducted from the reported net revenue. As a result, in the six months ended June 30, 2015, the Company recorded an adjustment of $1.2 million to reduce its royalty revenue. The reduction in royalty revenue resulted in an increase to net loss of $1.2 million or $0.01 per share for the six months ended June 30, 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  As originally issued, the standard would be effective for the Company’s fiscal year beginning January 1, 2017, with early adoption not permitted.  In July 2015, the FASB voted to delay the effective date of the standard by one year to the first quarter of 2018 to provide companies sufficient time to implement the standard. Early adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. The Company is currently evaluating the method by which it will implement this standard and the impact of the adoption of this standard on the Company’s consolidated financial statements.

2. SHARE-BASED COMPENSATION

Total share-based compensation expense for all of the Company’s share-based awards was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of goods sold	$22	$29	$52	$63
Research and development	106	313	381	587
Selling, general and administrative	1,097	2,502	2,342	4,699
Non-recurring charges	—	—	—	343
Total share-based compensation expense	$1,225	$2,844	$2,775	$5,692

There was $13,000 and $24,000 of share-based compensation cost capitalized as part of the cost of inventory for the three and six months ended June 30, 2015, respectively.  There was no share-based compensation cost capitalized as part of the cost of inventory for the three and six months ended June 30, 2014.

3. CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at June 30, 2015 and December 31, 2014, are presented in the tables that follow.

	As of June 30, 2015 (in thousands):
		Gross	Gross
Cash and cash equivalents and available-for-sale	Amortized	Unrealized	Unrealized	Estimated
securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$86,366	$—	$—	$86,366
U.S. Treasury securities	187,757	51	(6)	187,802
Total	274,123	51	(6)	274,168
Less amounts classified as cash and cash equivalents	(86,366)	—	—	(86,366)
Total available-for-sale securities	$187,757	$51	$(6)	$187,802

	As of December 31, 2014 (in thousands):
		Gross	Gross
Cash and cash equivalents and available-for-sale	Amortized	Unrealized	Unrealized	Estimated
securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$83,174	$—	$—	$83,174
U.S. Treasury securities	216,425	35	(63)	216,397
Total	299,599	35	(63)	299,571
Less amounts classified as cash and cash equivalents	(83,174)	—	—	(83,174)
Total available-for-sale securities	$216,425	$35	$(63)	$216,397

As of June 30, 2015, the Company’s available-for-sale securities had original contractual maturities up to 24 months. However, the Company may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may sell these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

Fair Value Measurements

As of June 30, 2015 and December 31, 2014, all of the Company’s cash and cash equivalents and available-for-sale securities were measured at fair value on a recurring basis, and classified as Level 1 in the fair value hierarchy. There were no assets or liabilities measured on a recurring basis where Level 2 or Level 3 valuation techniques were used.

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of (in thousands):

	Balance as of
	June 30,	December 31,
	2015	2014
Qsymia	$10,068	$6,874
STENDRA/SPEDRA	387	4,871
	10,455	11,745
Qsymia allowance for cash discounts	(201)	(150)
Net	$10,254	11,595

5. INVENTORIES

Inventories consist of (in thousands):

	Balance as of
	June 30,	December 31,
	2015	2014
Raw materials	$4,534	$29,765
Work-in-process	324	889
Finished goods	3,918	1,544
Deferred costs	830	2,249
Inventories	$9,606	$34,447

Raw materials inventories as of June 30, 2015 consist primarily of the active pharmaceutical ingredients, or API, for Qsymia and STENDRA. Raw materials inventories as of December 31, 2014 consist primarily of API for Qsymia. Deferred costs inventories consist of both Qsymia and STENDRA. The Qsymia deferred costs represents Qsymia product shipped to the Company’s wholesalers and certified retail pharmacies, but not yet dispensed to patients through prescriptions, net of prompt payment discounts, and for which recognition of revenue has been deferred. The STENDRA deferred costs represent certain initial orders of STENDRA product with the right of return or credit, which have not met the required specifications of one of the Company’s partners, and for which recognition of revenue has been deferred.

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

VIVUS initially introduced Qsymia in September 2012, and for nearly three years post launch sales have not met earlier pre-launch expectations.  During the same period, three other competitive products also have been introduced in the anti-obesity market with marginal success.  Collectively, the U.S. market for branded anti-obesity pharmacotherapeutics has developed at a substantially lower rate than expected. The relatively shallow obesity market trajectory, combined with lower-than-anticipated Qsymia uptake and the Company’s ongoing regulatory obligations in support of the brand, have led to a thorough re-evaluation of the Company’s operations and a re-sizing of the Company’s commercial and corporate headcount. In April 2015, the Company reduced its sales territories from 150 to 90, and in July 2015, as part of a corporate restructuring plan, the Company announced a plan to further cut the territories to 50. As a result of these actions, the Company’s future sales forecast of Qsymia has been reduced and has resulted in excess inventory of Qsymia. For the three and six months ended June 30, 2015, the Company recognized an inventory impairment charge of $29.5 million, primarily for Qsymia API inventory in excess of demand in addition to certain STENDRA raw materials.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of (in thousands):

	Balance as of
	June 30,	December 31,
	2015	2014
Prepaid sales and marketing expenses	$2,536	$4,123
Debt issuance costs	1,223	1,246
Prepaid insurance	543	1,612
Other prepaid expenses and assets	6,069	5,843
Total	$10,371	$12,824

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

7. NON-CURRENT ASSETS

Non-current assets consist of (in thousands):

	Balance as of
	June 30,	December 31,
	2015	2014
Debt issuance costs	$2,770	$3,375
Other non-current assets	2,999	3,780
Total	$5,769	$7,155

In September 2014, the Company acquired certain patents from Janssen Pharmaceuticals, Inc. Accordingly, $3.1 million was recorded as an intangible asset and is being amortized as cost of goods sold through the expiration dates of the patents. For the three and six months ended June 30, 2015, $0.2 million and $0.4 million, respectively, was amortized as cost of goods sold. As of June 30, 2015, there was $2.4 million included in non-current assets on the unaudited condensed consolidated balance sheet, which will be amortized over an estimated remaining life of approximately 4.75 years.

8. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of (in thousands):

	Balance as of
	June 30,	December 31,
	2015	2014
Accrued employee compensation and benefits	$2,825	$4,230
Accrued non-recurring charges (see Note 10)	1,635	3,284
Accrued interest on debt (see Note 13)	1,553	2,921
Accrued manufacturing costs	1,333	400
Other accrued liabilities	7,104	6,202
Total	$14,450	$17,037

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities and royalties, including a payable to Endo related to the royalty revenue adjustment.

9. NON-CURRENT ACCRUED AND OTHER LIABILITIES

Non-current accrued and other liabilities at June 30, 2015 and December 31, 2014 were $0.7 and $0.8 million, respectively, and primarily consisted of costs associated with the exit of certain operating leases and security deposits relating to the sublease agreements.

10. INVENTORY IMPAIRMENT AND OTHER NON-RECURRING CHARGES

As discussed in Note 5, for the three and six months ended June 30, 2015, the Company recognized impairment charges of $29.5 million, primarily for Qsymia API inventory in excess of demand in addition to certain STENDRA raw materials. There were no non-recurring charges in the three months ended June 30, 2014. Non-recurring charges for the six months ended June 30, 2014 consisted of employee severance and related costs of $1.7 million and share-based compensation of $0.3 million related to the finalization of the cost reduction plan initiated during 2013, which reduced the Company’s workforce by approximately 20 employees, or 17%, excluding the sales force, for the year ended December 31, 2013.

The following table sets forth activities for the Company’s cost reduction plan obligations during the six months ended June 30, 2015 (in thousands):

		Facilities-
	Severance	related
	obligations	obligations	Total
Balance of accrued costs at December 31, 2014	$3,280	$572	$3,852
Charges	—	—	—
Payments	(923)	(25)	(948)
Balance of accrued costs at March 31, 2015	$2,357	$547	$2,904
Charges	—	—	—
Payments	(825)	(25)	(850)
Balance of accrued costs at June 30, 2015	$1,532	$522	$2,054

Of the total accrued employee severance and facilities-related costs in the Company’s unaudited condensed consolidated balance sheet at June 30, 2015, $1.6 million is included under current liabilities in “Accrued and other liabilities” and $0.4 million is included in “Non-current accrued and other liabilities.”

The balance of the accrued employee severance and facilities-related costs at June 30, 2015 is anticipated to be paid out as follows (in thousands):

2015 (remaining six months)	$1,584
2016	102
2017	341
2018	11
Thereafter	16
$2,054

11. DEFERRED REVENUE

Qsymia Deferred Revenue

At June 30, 2015, the Company had $18.4 million in current deferred revenue, which represents Qsymia product shipped to the Company’s wholesalers and certified retail pharmacies, but not yet dispensed to patients through prescriptions, net of prompt payment discounts.

STENDRA or SPEDRA Deferred Revenue

At June 30, 2015, the Company had $2.2 million and $7.7 million in current and non-current deferred revenue, respectively, related to STENDRA or SPEDRA. The $2.2 million in current deferred revenue primarily relates to a prepayment for future royalties on sales of SPEDRA. The $7.7 million in non-current deferred revenue relates to a prepayment for future royalties on sales of SPEDRA.

12. LICENSE, COMMERCIALIZATION AND SUPPLY AGREEMENTS

During 2013, the Company entered into separate license and commercialization agreements and separate commercial supply agreements with each of the Menarini Group, through its subsidiary Berlin Chemie AG, or Menarini, Auxilium, and Sanofi and its affiliate, or Sanofi, to commercialize and promote STENDRA or SPEDRA in their respective territories. Menarini’s territory is comprised of over 40 European countries, including the European Union, or EU, plus Australia and New Zealand. Auxilium’s territory is comprised of the United States and Canada and their respective territories. In January 2015, Auxilium was acquired by Endo. Sanofi’s territory is comprised of Africa, the Middle East, Turkey and Eurasia.

For the six months ended June 30, 2015, the Company recognized $11.6 million in license and milestone revenue attributable to a milestone payment for the approval of the time-to-onset in Europe which was approved by the European Commission, or EC, in January 2015, allowing SPEDRA to be the first and only erectile dysfunction medication approved in the EU that is indicated to be taken as needed approximately 15 to 30 minutes before sexual activity. The Company did not recognize any license and milestone revenue in the three months ended June 30, 2015. For the three and six months ended June 30, 2014, the Company recognized $4.2 million and $23.5 million, respectively, in license and milestone revenue primarily attributable to milestone revenue related to product launches in certain EU countries and non-contingent consideration allocated to the licenses based on relative estimated selling prices. For the three and six months ended June 30, 2015, the Company recognized $8.1 million and $16.6 million, respectively, in supply revenue relating to STENDRA or SPEDRA delivered under the various commercial supply agreements with Menarini, Endo and Sanofi. For the three and six months ended June 30, 2014, the Company recognized $5.7 million and $13.0 million, respectively, in supply revenue relating to STENDRA or SPEDRA. Additionally, in the three and six months ended June 30, 2015, the Company recognized $0.9 million and $0.3 million, respectively, in net royalty revenue based on net sales reported by Menarini and Endo. For the three and six months ended June 30, 2014, the Company recognized $1.1 million and $1.9 million, respectively, in net royalty revenue.

13. LONG-TERM DEBT

Convertible Senior Notes Due 2020

In May 2013, the Company closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 2020, or the Convertible Notes. The Convertible Notes are governed by an indenture, dated as of May 21, 2013 between the Company and Deutsche Bank National Trust Company, as trustee. In May 2013, the Company closed on an additional $30.0 million of Convertible Notes upon exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. On or after November 1, 2019, holders may convert all or any portion of their Convertible Notes at any time at their option at the conversion rate then in effect, regardless of these conditions. Subject to certain limitations, the Company will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. For the three and six months ended June 30, 2015, total interest expense related to the Convertible Notes was $6.7 million and $13.3 million, respectively, including amortization of $3.9 million and $7.8 million of the debt discount and $209,000 and $415,000 of deferred financing costs, respectively. For the three and six months ended June 30, 2014, total interest expense related to the Convertible Notes was $6.2 million and $12.2 million, respectively, including amortization of $3.6 million and $7.2 million of the debt discount and $192,000 and $381,000 of deferred financing costs, respectively.

Senior Secured Notes Due 2018

In March 2013, the Company entered into the Purchase and Sale Agreement between the Company and BioPharma Secured Investments III Holdings Cayman LP, a Cayman Islands exempted limited partnership, providing for the purchase of a debt-like instrument, or the Senior Secured Notes. Under the agreement, the Company received $50 million, less $500,000 in funding and facility payments, at the initial closing in April 2013. The Company had the option, but elected not to exercise it, to receive an additional $60 million, less $600,000 in a funding payment, at a secondary closing no later than January 15, 2014. For the three and six months ended June 30, 2015, the interest expense related to the Senior Secured Notes was $1.7 million and $3.4 million, respectively, including amortization of deferred financing costs amounting to $104,000 and $213,000, respectively. For the three and six months ended June 30, 2014, the interest expense related to the Senior Secured Notes was $1.9 million and $3.8 million, respectively, including amortization of deferred financing costs amounting to $119,000 and $238,000, respectively.

The following table summarizes information on the debt (in thousands):

June 30,
2015

Convertible Senior Notes due 2020:
Fair value of the liability component	$154,737
Accumulated accretion of discount	30,862
Net carrying value	$185,599
Senior Secured Notes due 2018:
Carrying value	$46,548
Total Notes:
Fair value of the liability component	$201,285
Accumulated accretion of discount	30,862
Net carrying amount	232,147
Less: Current portion	(14,497)
Long-term debt, net of current portion	$217,650

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

As the Company recognized a net loss for each of the three and six month periods ended June 30, 2015 and 2014, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three and six months ended June 30, 2015, awards and options outstanding of 7,324,000 and 7,459,000, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive. For the three and six months ended June 30, 2014, awards and options outstanding of 8,779,000 and 8,191,000, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

15. INCOME TAXES

For the three and six months ended June 30, 2015, the Company recorded a provision for taxes of $6,000 and $12,000, respectively. For the three and six months ended June 30, 2014, the Company recorded a tax benefit of $2,000 and $438,000, respectively. The provision for income taxes for the three and six months ended June 30, 2015 was primarily comprised of state taxes during the period. The tax benefit for the three and six months ended June 30, 2014 was primarily comprised of tax liabilities in certain states, offset by a tax refund received from the state of New Jersey, as a result of a settlement of an audit and acceptance of a refund claim for the tax year ended December 31, 2007.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States as of June 30, 2015. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

As of December 31, 2014, the Company did not have any uncertain tax positions.  There were no material changes to our unrecognized tax benefits in the six months ended June 30, 2015, and we do not expect to have any significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, certain tax years remain open to tax audit. The Company’s policy is to recognize interest and penalties related to uncertain tax positions (if any) as a component of the income tax provision.

16. LEGAL MATTERS

Securities Related Class Action and Shareholder Derivative Lawsuits

The Company, a current officer and a former officer were defendants in a putative class action captioned Kovtun v. VIVUS, Inc., et al., Case No. 4:10‑CV‑04957‑PJH, in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934 as amended based on allegedly false or misleading statements made by the defendants in connection with the Company’s clinical trials and New Drug Application, or NDA, for Qsymia as a treatment for obesity. The Court granted defendants’ motions to dismiss both plaintiff’s Amended Class Action Complaint and Second Amended Class Action Complaint; by order dated September 27, 2012, the latter dismissal was with prejudice and final judgment was entered for defendants the same day. On October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Following briefing of the appeal, the Court of Appeals held oral argument on January 16, 2015. On January 29, 2015, the Court of Appeals issued a Memorandum decision affirming the District Court’s ruling. On February 12, 2015, plaintiff asked the Court of Appeals’ panel to rehear the case or for the Court to rehear the case en banc. The Ninth Circuit rejected that petition on March 16, 2015, and the time for further appeal has expired. The matter is, accordingly, now concluded.

Additionally, certain of the Company’s former officers and directors and a current director were defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV 10 05271 PJH, pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors had breached fiduciary duties to the Company by purportedly permitting the Company to violate certain federal securities laws as alleged in the Kovtun action. The same individuals were also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County, under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits were substantially similar to the other lawsuits. The Company was named as a nominal defendant in these actions, neither of which seeks any recovery from the Company. The parties had agreed to stay the derivative lawsuits pending the outcome of the appeal of the securities class action. With the Court of Appeals’ action to affirm dismissal of the securities class action, plaintiffs in both the federal and state derivative lawsuits voluntarily dismissed their lawsuits without further proceedings, and these lawsuits are now concluded.

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114 cv 261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal. With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, in an action captioned Jasin v. VIVUS, Inc., Case No. 5:14 cv 03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action. In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. By Order dated June 18, 2015, the Court granted defendants’ motion to dismiss the complaint in its entirety, but granted plaintiffs leave to amend their pleading. If plaintiffs elect to amend their complaint further, the new pleading must be filed by August 14, 2015. The Company and the defendant former officers and directors cannot predict whether the Jasin plaintiffs will amend their complaint, and cannot predict the outcome of the lawsuit if they do; however, the Company and the defendant former officers and directors believe the lawsuit is without merit and intend to continue vigorously to defend against the claims.

The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to payment of our self-insured retention and the policies’ terms and conditions.

Qsymia ANDA Litigation

On May 7, 2014, the Company received a Paragraph IV certification notice from Actavis Laboratories FL indicating that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Qsymia and contending that all six patents listed for Qsymia in the FDA Orange Book at the time the notice was received (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299 (collectively “patents -in -suit”)) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Qsymia as described in their ANDA. On June 12, 2014, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis. The lawsuit (Case No. 14 -3786 (SRC)(CLW)) was filed on the basis that Actavis’ submission of their ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of Qsymia prior to the expiration of the patents -in -suit constitutes infringement of one or more claims of those patents.

In accordance with the Hatch -Waxman Act, as a result of having filed a timely lawsuit against Actavis, FDA approval of Actavis’ ANDA will be stayed until the earlier of (i) up to 30 months from the Company’s May 7, 2014 receipt of Actavis’ Paragraph IV certification notice (i.e. November 7, 2016) or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

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

On July 7, 2015, the Company received a third Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia  (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, or offer for sale of a generic form of Qsymia.  Under the Hatch-Waxman Act, the Company has 45 days from receipt of the notice to determine if it will file a patent infringement suit.

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

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Teva, FDA approval of Teva’s ANDA will be stayed until the earlier of (i) up to 30 months from our March 5, 2015 receipt of Actavis’ Paragraph IV certification notice (i.e. September 5, 2017) or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

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

Net product revenue by geographic region for the three and six months ended June 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended June 30,
	2015				2014
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$14,013	$—		$14,013	$10,983	$—		$10,983
STENDRA/SPEDRA—License and milestone revenue	—	—		—	—	4,181		4,181
STENDRA/SPEDRA—Supply revenue	6,569	1,548		8,117	857	4,809		5,666
STENDRA/SPEDRA —Royalty revenue	303	552		855	430	621		1,051
Total revenue	$20,885	$2,100	(1)	$22,985	$12,270	$9,611	(2)	$21,881

	Six Months Ended June 30,
	2015				2014
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$26,641	$—		$26,641	$20,121	$—		$20,121
STENDRA/SPEDRA—License and milestone revenue	—	11,574		11,574	406	23,138		23,544
STENDRA/SPEDRA—Supply revenue	11,581	5,014		16,595	5,406	7,630		13,036
STENDRA/SPEDRA —Royalty revenue	(656)	997		341	1,250	621		1,871
Total revenue	$37,566	$17,585	(3)	$55,151	$27,183	$31,389	(4)	$58,572

(1)$2.1 million of which was attributable to Germany.

(2)$9.6 million of which was attributable to Germany.

(3)$17.5 million of which was attributable to Germany.

(4)$26.3 million of which was attributable to Germany.

18. SUBSEQUENT EVENT

On July 30, 2015, the Company announced a corporate restructuring plan that will reduce its headcount and expenses, with an objective of achieving neutral or positive operating cash flows by year-end 2016. The Company will be reducing its Qsymia sales force to fifty territories and streamlining further its headquarters headcount resulting in the elimination of approximately 60 job positions and consequently, the Company’s future sales forecast for Qsymia will be reduced and has resulted in excess inventory as disclosed in Note 5. In addition, the Company will incur additional charges for severance and facility closure of approximately $3.6 million in the third quarter of 2015. The Company expects annual savings of approximately $14.4 million in operating expenses beginning in fiscal year 2016.

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
•

our ability to work with leading cardiovascular outcome trial experts in planning substantial revisions to the original design and execution of the clinical post-marketing cardiovascular outcomes trial, or CVOT, with the goal of reducing trial costs and obtaining FDA agreement that the revised CVOT would fulfill the requirement of demonstrating the long-term cardiovascular safety of Qsymia;

•

our ongoing dialog with the European Medicines Agency, or EMA, relating to our CVOT, and the resubmission of an application for the grant of a marketing authorization to the EMA, the timing of such resubmission, if any, the results of the CVOT, assessment by the EMA of the application for marketing authorization, and their agreement with the data from the CVOT;

•	our ability to successfully seek approval for Qsymia in other territories outside the U.S. and EU;
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

•

our ability to eliminate expenses that are not essential to expanding the use of Qsymia and fully realize the anticipated benefits from our cost reduction and corporate restructuring plans, including the timing thereof;

•	the impact of lower annual net cost savings than currently expected;

•

the impact of our cost reduction and corporate restructuring plans on our business and unanticipated charges not currently contemplated that may occur as a result of such cost reduction and corporate restructuring plans;

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 25, 2015 and as amended by the Form 10-K/A filed with the SEC on April 30, 2015, and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

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

We commercialize Qsymia in the U.S. primarily through a dedicated contract sales force, supported by an internal commercial team. In the third quarter of 2015, we intend to directly hire many of the current contract sale representatives to continue promoting Qsymia to physicians and to hire additional sales representatives as necessary to fill open territories.  Our efforts to expand the appropriate use of Qsymia include scientific publications, participation and presentations at medical conferences, and development and implementation of patient-directed support programs. Most recently, we have rolled out unique marketing programs to encourage targeted prescribers to gain more experience with Qsymia with their obese patient population. We are increasing our investment in digital media in order to amplify our messaging to information-seeking consumers. The digital messaging encourages those consumers most likely to take action to speak with their physicians about obesity treatment options. We believe our enhanced web-based strategies will deliver clear and compelling communications to potential patients. We have also employed a physician referral service to help patients identify prescribers in their area.

Challenges continue within the obesity pharmacotherapy market, in particular with respect to the tendency on the part of healthcare providers to treat the co-morbid conditions of obesity rather than the obesity disease itself. In addition, there is a narrow focus on certain patient types for treatment, a  historically low third-party insurance coverage, and the continued exclusion of anti-obesity medications from Medicare Part D.

We continue to develop efficient ways to address the obesity market. We completed a realignment of our field sales territories during April 2015, reducing the number of territories from 150 to approximately 90.  A further reduction in force was implemented in July 2015, bringing the number of territories to 50.  Each of these adjustments was accompanied by a parallel streamlining of corporate headquarters headcount as we have sought to right-size the organization to match the market opportunity as it currently exists.

We have defined and identified the healthcare provider, or HCP, audience of anti-obesity prescribers as numbering approximately 8,000 to 10,000.  Of these, we believe the most highly productive writers will be more than adequately covered by the newly-configured VIVUS sales force.  We are focused on maintaining a commercial presence with the important Qsymia prescribers, and we have capacity to cover new potential prescribers, who are those physicians that begin prescribing branded obesity products. We are constantly monitoring prescribing activity in the market, and we have seen new prescriptions being written by HCPs on whom we have not previously dedicated field sales resources.  We believe that part of the current realignment addresses this new prescriber group, and we look forward to initiating and maintaining dialog with these HCPs.

Qsymia is approved for the treatment of obesity in the U.S.  In the EU, in October 2012, we received a negative opinion from the European Medicines Agency, or EMA, Committee for Medicinal Products for Human Use, or CHMP, recommending refusal of the marketing authorization for the medicinal product QsivaTM (the intended trade name for Qsymia in the EU) due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We requested that this opinion be re-examined by the CHMP. After re-examination of the CHMP opinion, in February 2013, the CHMP adopted a final opinion that reaffirmed the Committee’s earlier negative opinion to refuse the marketing authorization for Qsiva in the EU. In May 2013, the EC issued a decision refusing the grant of marketing authorization for Qsiva in the EU.

In September 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the CVOT known as AQCLAIM to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease. Our request was to allow this interim analysis to support the resubmission of an application for a marketing authorization for Qsiva for treatment of obesity in accordance with the EU centralized marketing authorization procedure. We received feedback in 2014 from the EMA and the various competent authorities of the EU Member States associated with review of the AQCLAIM CVOT protocol, and we received feedback from the FDA in late 2014 regarding the amended protocol. As a part of addressing the FDA comments, we are now working with leading cardiovascular outcome trial experts in planning substantial revisions to the original design and execution of the CVOT, with the goal of reducing costs while also fulfilling the requirement of further demonstrating the long-term cardiovascular safety of Qsymia. We met recently with the FDA to provide a program update and to share our plans to modify the CVOT design. This dialog is ongoing, and we are committed to involving the FDA in reviewing alternative proposals that will satisfy the existing requirements. As one component of this clinical project, we plan to conduct and complete by 2017 a Qsymia heart rate variability study that will guide and inform the redesigned CVOT.  The total cost of this study is expected to be approximately $5.0 million.

In addition, we are in the process of pursuing a new indication for Qsymia in obstructive sleep apnea, or OSA. We also intend to seek regulatory approval for Qsymia in other territories outside the United States and EU and, if approved, to commercialize the product through collaboration agreements with third parties. We plan to optimize spending while pursuing these potential objectives.

Our drug STENDRA, or avanafil, is an oral phosphodiesterase type 5, or PDE5, inhibitor that we have licensed from Mitsubishi Tanabe Pharma Corporation, or MTPC. STENDRA was approved by the FDA in April 2012 for the treatment of ED in the United States. In June 2013, the EC adopted a decision granting marketing authorization for SPEDRA (the approved trade name for avanafil in the EU) for the treatment of ED in the EU. In July 2013, we entered into an agreement with the Menarini Group, through its subsidiary Berlin Chemie AG, or Menarini, under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, as well as Australia and New Zealand. Menarini commenced its commercialization launch of the product in the EU in early 2014, and as of the date of this filing,

SPEDRA is commercially available in 25 countries within the territory granted to Menarini pursuant to the license and commercialization agreement.

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

Under the license agreements with Menarini, Endo and Sanofi, avanafil is expected to be commercialized in over 100 countries worldwide. For all three license agreements collectively, we have the potential to earn up to $461.0 million in license and milestone payments, in addition to royalty revenue. Through June 30, 2015, we have received approximately $117.5 million in license and milestone payments, plus royalties. In addition, we are currently in discussions with potential collaboration partners to market and sell STENDRA for our other territories, including Latin America, in which we do not currently have a commercial collaboration.

On September 18, 2014, the FDA approved a supplemental new drug application (sNDA) for STENDRA. STENDRA is now the only FDA-approved ED medication indicated to be taken as early as approximately 15 minutes before sexual activity. Additionally, on January 23, 2015, the EC adopted a commission implementing decision amending the marketing authorization for SPEDRA (avanafil). SPEDRA is now the first and only ED medication approved in the EU that is indicated to be taken as needed approximately 15 to 30 minutes before sexual activity.

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

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the SEC on February 25, 2015. There have been no significant changes in our critical accounting policies during the six months ended June 30, 2015, as compared to those disclosed in our Annual Report.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2015, net loss was $49.3 million and $64.8 million or $0.48 and $0.62 net loss per share, respectively, as compared to a net loss of $25.8 million and $41.4 million or $0.25 and $0.40 net loss per share, respectively, during the same periods in 2014. The increase in the net loss in the three and six months ended June 30, 2015 as compared to the same periods in 2014 is primarily attributable to the inventory impairment charge of $29.5 million taken by the Company in the second quarter of 2015.

We may continue to generate losses in future periods, depending on our ability to successfully commercialize Qsymia, our commercialization partners’ success in promoting STENDRA or SPEDRA, the timing of our research and development expenditures, and our continued investment in the clinical development of our research and future investigational drug candidates, primarily related to the post marketing study requirements for our approved drugs.

	Three Months Ended		2015 vs 2014	Six Months Ended		2015 vs 2014
	June 30,		Increase/	June 30,		Increase/
(in thousands, except for percentages)	2015	2014	(Decrease)	2015	2014	(Decrease)
Revenue:
Net product revenue	$14,013	$10,983	28%	$26,641	$20,121	32%
License and milestone revenue	—	4,181	(100)%	11,574	23,544	(51)%
Supply revenue	8,117	5,666	43%	16,595	13,036	27%
Royalty revenue	855	1,051	(19)%	341	1,871	(82)%
Total revenue	$22,985	$21,881	5%	$55,151	$58,572	(6)%

Net product revenue

For the three months ended June 30, 2015, there were approximately 152,000 Qsymia prescriptions dispensed, compared to 138,000 for the same period of 2014. For the six months ended June 30, 2015, there were approximately 288,000 Qsymia prescriptions dispensed, compared to 259,000 for the same period of 2014. Approximately 64% of our total prescriptions for the second quarter of 2015 included either a free good or discount offer, with approximately 29,000 of those prescriptions dispensed as free goods. In comparison, for the three months ended June 30, 2014, approximately 61% of our total prescriptions included either a free good or discount offer, with approximately 31,000 of those prescriptions dispensed as free goods.

Approximately 63% of our total prescriptions for the first six months of 2015 included either a free good or discount offer, with approximately 54,000 of those prescriptions dispensed as free goods. In comparison, for the six months ended June 30, 2014, approximately 58% of our total prescriptions included either a free good or discount offer, with approximately 55,000 of those prescriptions dispensed as free goods.

As of June 30, 2015, we had deferred revenue related to sales of Qsymia of $18.4 million, which represents Qsymia product shipped to wholesalers and certified retail pharmacies, but not yet dispensed to patients through prescriptions, net of prompt-payment discounts.

License and milestone revenue

For the six months ended June 30, 2015, under the terms of the license and commercialization agreement with Menarini, we recognized $11.6 million in license and milestone revenue related to the time-to-onset claim, which was approved by the EC in January 2015, allowing SPEDRA to be the first and only erectile dysfunction medication approved in the EU that is indicated to be taken as needed approximately 15 to 30 minutes before sexual activity. For the three and six months ended June 30, 2014, we recognized $4.2 million and $23.5 million, respectively, in license and milestone revenue primarily due to product launches in certain EU countries.

Supply revenue

For the three and six months ended June 30, 2015, we recognized $8.1 million and $16.6 million in supply revenue, compared to $5.7 million and $13.0 million for the three and six months ended June 30, 2014, respectively.

The increase in supply revenue for the 2015 periods as compared to the 2014 periods is due to the rollout of SPEDRA in Europe. As of June 30, 2015, SPEDRA was available at retail pharmacies in 25 countries within the Menarini territory, compared to 20 countries at June 30, 2014. To date, Sanofi has not launched the commercialization of SPEDRA in its territories.

Royalty revenue

For the three and six months ended June 30, 2015, we recognized $0.9 million and $0.3 million, respectively, in net royalty revenue on net sales reported by our commercialization partners, compared to $1.1 million and $1.9 million in royalty revenue in the three and six months ended June 30, 2014, respectively. Beginning in 2014, we began earning royalty revenue from sales of STENDRA by these partners. The product that we deliver to these partners can be returned generally within a month after receipt and only if such product does not meet contractual specifications, and not for any other reason. We record royalty revenue related to STENDRA based on reports provided by our partners.  One of our partners, Auxilium, was acquired by Endo in January 2015. In April 2015, we were informed by Endo that Endo had revised its accounting estimate for return reserve for STENDRA sold in 2014. Under the terms of the license and commercialization agreement, adjustments to the return reserve can be deducted from the reported net revenue. As a result, in the first quarter of 2015, we recorded an adjustment of $1.2 million to reduce our royalty revenue.

Cost of goods sold

Cost of goods sold for the three and six months ended June 30, 2015 was $9.9 million and $19.8 million, respectively, as compared to $7.0 million and $16.5 million for the three and six months ended June 30, 2014, respectively. For the three and six months ended June 30, 2015, cost of goods sold related to Qsymia was $2.2 million and $4.1 million, respectively, and cost of goods sold related to STENDRA or SPEDRA was $7.7 million and $15.7 million, respectively. For the three and six months ended June 30, 2014, cost of goods sold related to Qsymia was $1.4 million and $3.2 million, respectively, and cost of goods sold related to STENDRA or SPEDRA was $5.6 million and $13.3 million, respectively. Cost of goods sold for Qsymia dispensed to patients includes the inventory costs of APIs, third-party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Cost of goods sold for STENDRA or SPEDRA shipped to our commercialization partners includes the inventory costs of purchased tablets, freight, shipping and handling costs, and overhead costs of the employees involved with managing production. The cost of goods sold associated with deferred revenue on Qsymia and STENDRA or SPEDRA product shipments is recorded as deferred costs, which are included in inventories in the condensed consolidated balance sheets, until such time as the deferred revenue is recognized.

Selling, general and administrative expense

			% Change			% Change
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014
	(In thousands, except percentages)			(In thousands, except percentages)
Selling and marketing	$15,263	$17,440	(12)%	$33,304	$36,108	(8)%
General and administrative	6,938	10,826	(36)%	15,297	20,767	(26)%
Total selling, general and administrative expenses	$22,201	$28,266	(21)%	$48,601	$56,875	(15)%

The decrease in selling and marketing expenses for the three and six months ended June 30, 2015, compared to the same periods in 2014, was due primarily to the reduction of marketing programs cost and the reduction in the number of territories from 150 to approximately 90, effective April 1, 2015.

The decrease in general and administrative expenses in the three and six months ended June 30, 2015, compared to the same periods in 2014, was primarily due to our continuing efforts to cut costs and lower spending for corporate activities and professional fees, lower grant costs for continuing medical education programs, and decreased share-based compensation expense.

Research and development expense

			% Change			% Change
	Three Months Ended June 30,		Increase/(Decrease)	Six Months Ended June 30,		Increase/(Decrease)
Drug Indication/Description	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014
	(In thousands, except percentages)			(In thousands, except percentages)
Qsymia for obesity	$727	$987	(26)%	$1,005	$3,113	(68)%
STENDRA for ED	250	1,262	(80)%	586	1,653	(65)%
Share-based compensation	106	313	(66)%	381	587	(35)%
Overhead costs*	1,516	1,524	(1)%	3,321	3,156	5%
Total research and development expenses	$2,599	$4,086	(36)%	$5,293	$8,509	(38)%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The decrease in total research and development expenses in the three and six months ended June 30, 2015, as compared to the same periods in 2014, was due primarily to the timing of Qsymia study activities, known as the AQCLAIM study.

We estimate the AQCLAIM study as currently designed will cost between $180.0 and $220.0 million and the study could take as long as five to six years to complete. We submitted a request for Scientific Advice to the EMA regarding use of a pre-specified interim analysis from AQCLAIM to support the resubmission of an application for a marketing authorization for Qsiva for obesity in accordance with the EU centralized marketing authorization procedure. We received feedback in 2014 from the EMA and various competent authorities of the EU Member States associated with review of the AQCLAIM CVOT protocol, and we received feedback from the FDA in late 2014 regarding the amended protocol. As a part of addressing the FDA comments, we are working with leading cardiovascular outcome trial experts in planning substantial revisions to the original design and execution of the CVOT, with the goal of reducing costs while also fulfilling the requirement of further demonstrating the long-term cardiovascular safety of Qsymia. We met recently with the FDA to provide a program update and to share our plans to modify the CVOT design. This dialog is ongoing, and we are committed to involving the FDA in reviewing alternative proposals that will satisfy the existing requirements. As one component of this clinical project, we plan to conduct and complete by 2017 a Qsymia heart rate variability study that will guide and inform the redesigned CVOT.  The total cost of this study is expected to be approximately $5.0 million. We also are in the process of pursuing a new indication for OSA. We plan to optimize spending while pursuing these potential objectives.

There will be additional research and development expenses for post-approval studies related to Qsymia. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies.

Inventory impairment and other non-recurring charges

We periodically evaluate the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. We initially introduced Qsymia in September 2012, and for nearly three years post launch sales have not met earlier pre-launch expectations.  During this same period, three other competitive products also have been launched in the anti-obesity market with marginal success.  Collectively, the U.S. market for new branded anti-obesity pharmacotherapeutics has developed at a substantially lower rate than expected. The relatively shallow obesity market trajectory, combined with lower-than-anticipated Qsymia uptake and our ongoing regulatory obligations in support of the brand, have led to a thorough re-evaluation of our operations and a re-sizing of our commercial and corporate headcount. In April 2015, we reduced our sales territories from 150 to 90.  On July 30, 2015, we announced a corporate restructuring plan that will reduce our headcount and expenses, with an objective of achieving neutral or positive operating cash flows by year-end 2016. We will be reducing our Qsymia sales force to fifty territories and streamlining further our headquarters headcount resulting in the elimination of approximately 60 job positions. As a result of these actions, our future sales forecast of Qsymia has been reduced and has resulted in excess inventory of Qsymia. For the three and six months ended June 30, 2015, we recognized an inventory impairment charge of $29.5 million, primarily for Qsymia API inventory in excess of demand in addition to certain STENDRA raw materials.  In addition, we will incur additional charges for severance and facility closure of approximately $3.6 million in the third quarter of 2015. We expect annual savings of approximately $14.4 million in operating expenses beginning in fiscal year 2016.

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

Interest and other expense (income), net

Interest and other expense (income), net for the three and six months ended June 30, 2015 was $8.1 million and $16.8 million, respectively, compared to $8.3 million and $16.4 million for the three and six months ended June 30, 2014, respectively. Interest and other expense (income), net consists primarily of interest expense and the amortization of issuance costs from our Convertible Notes and Senior Secured Notes and the amortization of the debt discount on the Convertible Notes. The increase in interest and other expense (income), net in the six months ended June 30, 2015 as compared to the same period in 2014 was primarily due to net realized foreign exchange losses on a milestone payment received in 2015 and an increase in the amortization of the discount related to the Convertible Senior Notes.

Provision for (benefit from) income taxes

For the three and six months ended June 30, 2015, we recorded a provision for income taxes of $6,000 and $12,000, respectively. For the three and six months ended June 30, 2014, we recorded a tax benefit of $2,000 and $438,000, respectively. The provision for income taxes for the three and six months ended June 30, 2015 is primarily comprised of state taxes during the period. The tax benefit for the three and six months ended June 30, 2014 is primarily comprised of tax liabilities in certain states, offset by a tax refund received from the state of New Jersey, as a result of a settlement of an audit and acceptance of a refund claim for the tax year ended December 31, 2007.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the U.S. as of June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Cash, cash equivalents and available-for-sale securities totaled $274.2 million at June 30, 2015, as compared to $299.6 million at December 31, 2014. The decrease of $25.4 million was primarily due to net cash used for operating activities.

At June 30, 2015, we had $86.4 million in cash and cash equivalents and $187.8 million in available-for-sale securities. We invest our excess cash balances in money market and U.S. government securities, in accordance with our investment policy. At June 30, 2015, all of our cash equivalents and available-for-sale securities were invested in either U.S. government securities or money market funds. Our investment policy has the primary investment objective of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

As of June 30, 2015, accounts receivable, net of allowance for cash discount, was $10.3 million, as compared to $11.6 million at December 31, 2014.  Currently, we do not have any significant concerns related to accounts receivable or collections thereof.

Summary Cash Flows

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash provided by (used for):
Operating activities	$(20,484)	$(17,855)
Investing activities	27,003	9,776
Financing activities	(3,327)	1,079

Operating Activities.  Our operating activities used $20.5 million and $17.9 million in cash during the six months ended June 30, 2015 and 2014, respectively. The change in cash used for operating activities for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was primarily due to increases in inventory spending in 2015, primarily for purchases of STENDRA API, and decreases in deferred revenue.

For the six months ended June 30, 2015, the use of cash resulted from our net loss of $64.8 million, which was partially offset by non-cash charges of $29.5 million for inventory impairment, $8.4 million in debt issuance cost and discount amortization, and $2.8 million in non-cash share-based compensation expense. Additional cash used in operating activities resulted from changes in assets and liabilities during the quarter, including an increase of $4.5 million in inventory spending, due to increased inventory production in supporting customer demands for STENDRA, and decreases of $2.9 million in prepaid and other assets, due to the timing and nature of payments, and increases in accounts payable of $4.6 million, due to the timing of activities and vendor payments, and decreases of $2.9 million in accrued and other liabilities, due to timing.

For the six months ended June 30, 2014, the use of cash resulted from our net loss of $41.4 million, which was partially offset by $7.8 million in debt costs amortizations, $5.7 million in non-cash share-based compensation expense and $1.9 million in amortization of securities costs. Additional cash used in operating activities resulted from changes in assets and liabilities during the quarter, including a $1.1 million increase in accounts receivable primarily as a result of increased shipments of Qsymia to pharmacies in support of growing demand for Qsymia, and a $5.5 million decrease in accounts payable, accruals and other liabilities due to the timing of activities and vendor payments. Partially offsetting these uses of funds in operating activities were sources of funds from an $8.0 million net decrease in prepaid expenses and other assets, which was primarily comprised of medical affairs, sales and marketing activities for Qsymia, and a $4.7 million decrease in inventories, primarily for STENDRA.

Investing Activities.  Our investing activities provided $27.0 million and $9.8 million in cash during the six months ended June 30, 2015 and 2014, respectively. The fluctuations from period to period are due primarily to the timing of purchases, sales and maturity of investment securities.

Financing Activities.  Cash used for financing activities for the six months ended June 30, 2015 related to our initial repayments of $3.5 million under the Senior Secured Notes. In the first six months of 2014, cash provided by financing activities included $0.8 million in proceeds from the exercise of stock options and $0.3 million from the sale of common stock through our employee stock purchase plan.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences pursuant to indemnification agreements, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, stockholder suits and tax matters and as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of June 30, 2015.

Contractual Obligations

During the six months ended June 30, 2015, there were no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, filed with the SEC on February 25, 2015, other than the fulfillment of existing obligations in the ordinary course of business, and a reduction of approximately $13.4 million in 2015 purchase obligations due to the termination of our agreement with PDI, which will be effective on August 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest Rate Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements and foreign currency exchange risk. Our cash, cash equivalents and available-for-sale securities as of June 30, 2015, consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our market risk associated with interest rate movements is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at June 30, 2015, by approximately $0.9 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

A portion of our operations consist of revenues from outside of the United States, some of which are denominated in Euros, and, as such, we have foreign currency exchange exposure for these revenues and associated accounts receivable.  Future fluctuations in the Euro exchange rate may impact our revenues and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

(a.) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the timelines specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Related Class Action and Shareholder Derivative Lawsuits

The Company, a current officer and a former officer were defendants in a putative class action captioned Kovtun v. VIVUS, Inc., et al., Case No. 4:10-CV-04957-PJH, in the U.S. District Court, Northern District of California. The action, filed in November 2010, alleged violations of Section 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on allegedly false or misleading statements made by the defendants in connection with the Company’s clinical trials and New Drug Application, or NDA, for Qsymia as a treatment for obesity. The Court granted defendants’ motions to dismiss both plaintiff’s Amended Class Action Complaint and Second Amended Class Action Complaint; by order dated September 27, 2012, the latter dismissal was with prejudice and final judgment was entered for defendants the same day. On October 26, 2012, plaintiff filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. Following briefing of the appeal, the Court of Appeals held oral argument on January 16, 2015. On January 29, 2015, the Court of Appeals issued a Memorandum decision affirming the District Court’s ruling. On February 12, 2015, plaintiff asked the Court of Appeals’ panel to rehear the case or for the Court to rehear the case en banc. The Ninth Circuit rejected that petition on March 16, 2015, and the time for further appeal has expired. The matter is, accordingly, now concluded.

Additionally, certain of the Company’s former officers and directors and a current director were defendants in a shareholder derivative lawsuit captioned Turberg v. Logan, et al., Case No. CV-10-05271-PJH, pending in the same federal court. In the plaintiff’s Verified Amended Shareholder Derivative Complaint filed June 3, 2011, the plaintiff largely restated the allegations of the Kovtun action and alleged that the directors had breached fiduciary duties to the Company by purportedly permitting the Company to violate certain federal securities laws as alleged in the Kovtun action. The same individuals were also named defendants in consolidated shareholder derivative suits pending in the California Superior Court, Santa Clara County, under the caption In re VIVUS, Inc. Derivative Litigation, Master File No. 11 0 CV188439. The allegations in the state court derivative suits were substantially similar to the other lawsuits. The Company was named as a nominal defendant in these actions, neither of which seeks any recovery from the Company. The parties had agreed to stay the derivative lawsuits pending the outcome of the appeal of the securities class action. With the Court of Appeals’ action to affirm dismissal of the securities class action, plaintiffs in both the federal and state derivative lawsuits voluntarily dismissed their lawsuits without further proceedings, and these lawsuits are now concluded.

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal. With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, in an action captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action. In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. By Order dated June 18, 2015, the Court granted defendants’ motion to dismiss the complaint in its entirety, but granted plaintiffs leave to amend their pleading.  If plaintiffs elect to amend their complaint further, the new pleading must be filed by August 14, 2015. The Company and the defendant former officers and directors cannot predict whether the Jasin plaintiffs will amend their complaint, and cannot predict the outcome of the lawsuit if they do; however, the Company and the defendant former officers and directors believe the lawsuit is without merit and intend to continue vigorously to defend against the claims.

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

On July 7, 2015, the Company received a third Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia  (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, or offer for sale of a generic form of Qsymia.  Under the Hatch-Waxman Act, the Company has 45 days from receipt of the notice to determine if it will file a patent infringement suit.

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

In July 2013, we announced changes to our Board and management. In September and November 2013, and January 2014, we announced further changes to our management team. In September 2013, we announced the resignation of our former President. In November 2013, we announced a reduction in force of approximately 17%, the decision of our former Chief Financial Officer to exercise his right to terminate his employment for Good Reason (as defined in his Amended and Restated Change of Control and Severance Agreement with the Company, effective as of July 1, 2013), and the appointment of our Corporate Controller as the Company’s interim Chief Financial Officer. In January 2014, we announced that our Chief Executive Officer was assuming the duties and responsibilities of the Company’s Chief Commercial Officer. In January 2015, we announced the removal of the “interim” from the title of the Company’s Chief Financial Officer. Also, in January 2015, we announced the resignation of Samuel F. Colin, M.D. from the Company’s Board of Directors. In March 2015, we announced the resignation of Johannes J.P. Kastelstein, M.D., Ph.D. from the Company’s Board of Directors. In April 2015, we announced that our Vice President, U.S. Operations and General Manager, Guy P. Marsh, would leave the Company in May 2015. In July 2015, we entered into a letter agreement with our Vice President, Clinical Development, Wesley W. Day, Ph.D., providing for the termination of his employment on December 31, 2015. In July 2015, we announced a corporate restructuring plan that will reduce our headcount and expenses. The implementation of these changes, and the potential for additional changes to our management, organizational structure and strategic business plan, may cause speculation and uncertainty regarding our future business strategy and direction. These changes may cause or result in:

•	disruption of our business or distraction of our employees and management;

•	difficulty in recruiting, hiring, motivating and retaining talented and skilled personnel;

•	stock price volatility; and

•	difficulty in negotiating, maintaining or consummating business or strategic relationships or transactions.

If we are unable to mitigate these or other potential risks, our revenue, operating results and financial condition may be adversely impacted.

Our success will depend on our ability to effectively and profitably commercialize Qsymia®.

Our success will depend on our ability to effectively and profitably commercialize Qsymia, which will include our ability to:

•	expand the use of Qsymia through targeted patient and physician education;

•	find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience;

•	obtain marketing authorization by the EC for Qsiva™ in the EU through the centralized marketing authorization procedure;

•	manage our alliances with Endo, Menarini, MTPC and Sanofi, to help ensure the commercial success of avanafil;

•	manage costs;

•	continue to certify and add to the Qsymia retail pharmacy network nationwide and sell Qsymia through this network;

•	improve third-party payor coverage, lower out-of-pocket costs to patients with discount programs, and obtain coverage for obesity under Medicare Part D;

•	create market demand for Qsymia through patient and physician education, marketing and sales activities;

•	achieve market acceptance and generate product sales;

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

Prior to the commercialization of Qsymia, we have not had any commercial products since the divestiture of MUSE® in November 2010. While our management and key personnel have significant experience developing, launching and commercializing drugs at VIVUS and at other companies, we are in the initial stage of commercialization of Qsymia and we cannot be certain that we will be successful. If we are unable to successfully commercialize Qsymia, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations. In addition, we rely on a third-party contract sales organization, PDI, Inc., or PDI, to assist with the hiring of sales representatives and the promotion of Qsymia to physicians. We depend on the success of PDI in performing its services, and we cannot be certain PDI will cooperate with us to perform its obligations under the agreement. Although they are contractually obligated, we cannot control the amount of resources that will be devoted by PDI to the promotion of Qsymia. Any failure of PDI to perform its obligations, or delay in allocating resources to the promotion of Qsymia, could adversely affect the commercialization of Qsymia and materially harm our business, financial condition and results of operations. We have provided PDI with written notice of our intent to terminate our agreement with PDI. The termination will be effective as of August 31, 2015. Prior to the termination of the agreement we intend to directly hire many of the current PDI sales representatives to continue promoting Qsymia to physicians and to hire additional sales representatives as necessary to fill open territories, but there can be no assurance that we will be able to hire or retain such sales representatives which could adversely affect the commercialization of Qsymia and materially harm our business, financial condition and results of operations.

We may not fully realize the anticipated benefits from a cost reduction plan we announced in November 2013 or from a  corporate restructuring plan we announced in July 2015.

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

On July 30, 2015, we announced a corporate restructuring plan that will reduce our headcount and expenses, with an objective of achieving neutral or positive operating cash flows by year-end 2016. We will be reducing our Qsymia sales force to fifty territories and streamlining further our headquarters headcount resulting in the elimination of approximately 60 job positions and consequently, our future sales forecast for Qsymia will be reduced and has resulted in excess inventory as disclosed in Note 5 to the financial statements. In addition, we will incur additional charges for severance and facility closure of approximately $3.6 million in the third quarter of 2015. We expect annual savings of approximately $14.4 million in operating expenses beginning in fiscal year 2016.

We may not fully realize the anticipated benefits from these cost reduction and corporate restructuring plans.

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

We have license and commercialization agreements for STENDRA or SPEDRA with Menarini, Endo and Sanofi.  In determining our royalty revenue from such agreements, we rely on our collaboration partners to provide accounting estimates and reports for various discounts and allowances, including product returns.  As a result of fluctuations in inventory, allowances and buying patterns, actual sales and product returns of STENDRA or SPEDRA in particular reporting periods may be affected, resulting in the need for our commercialization partners to adjust or restate their accounting estimates set forth in the reports provided to us. For example, in April 2015, we were informed by Endo that Endo had revised its accounting estimate for STENDRA return reserve related to sales made in 2014. Under the terms of our license and commercialization agreement, adjustments to the return reserve can be deducted from reported net revenue. As a result, in the six months ended June 30, 2015, we recorded an adjustment of $1.2 million to reduce our royalty revenue on net sales of STENDRA. The reduction in royalty revenue resulted in an increase to net loss of $1.2 million, or $0.01 per share, for the six months ended June 30, 2015.  Such adjustments or restatements may materially and negatively affect our financial position and results of operations.

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

In order to market products in many foreign jurisdictions, we must obtain separate regulatory approvals. Approval by the FDA in the U.S. does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries. For example, while our drug STENDRA has been approved in both the U.S. and the EU, our drug Qsymia has been approved in the U.S. but Qsiva (the intended trade name for Qsymia in the EU) has not yet been granted a marketing authorization by the EC due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, teratogenic potential and use by patients for whom Qsiva would not have been indicated. We intend to seek approval, either directly or through our collaboration partners, for Qsymia and STENDRA in other territories outside the United States and EU. However, we have had limited interactions with foreign regulatory authorities, and the approval procedures vary among countries and can involve additional testing. Foreign regulatory approvals may not be obtained, by us or our collaboration partners responsible for obtaining approval, on a timely basis, or at all, for any of our products. The failure to receive regulatory approvals in a foreign country would prevent us from marketing and commercializing our products in that country, which could have a material adverse effect on our business, financial condition and results of operations.

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

We depend on the success of PDI in performing its services, and we cannot be certain PDI will cooperate with us to perform its obligations under the agreement. Although they are contractually obligated, we cannot control the amount of resources that will be devoted by PDI to the promotion of Qsymia. Any failure of PDI to perform its obligations or to continue to allocate resources to the promotion of Qsymia could adversely affect the commercialization of Qsymia and materially harm our business, financial condition and results of operations.  We have provided PDI with written notice of our intent to terminate our agreement with PDI. The termination will be effective as of August 31, 2015. Prior to the termination of the agreement we intend to directly hire many of the current PDI sales representatives to continue promoting Qsymia to physicians and to hire additional sales representatives as necessary to fill open territories, but there can be no assurance that we will be able to hire or retain such sales representatives which could adversely affect the commercialization of Qsymia and materially harm our business, financial condition and results of operations.

We have significant inventories on hand and, for the six months ended June 30, 2015 and the years ended December 31, 2014 and 2013, we recorded inventory impairment and commitment fees totaling $29.5 million, $2.2 million and $10.2 million, respectively, primarily to write off excess inventory related to Qsymia.

We maintain significant inventories and evaluate these inventories on a periodic basis for potential excess and obsolescence. During the six months ended June 30, 2015 and the years ended December 31, 2014 and 2013, we recognized total charges of $29.5 million, $2.2 million and $10.2 million, respectively, primarily for Qsymia inventories on hand in excess of demand. The inventory impairment charges were based on our analysis of current Qsymia inventory on hand and remaining shelf life, in relation to our projected demand for the product. The current FDA-approved commercial product shelf life for Qsymia is 36 months. STENDRA is approved in the U.S. and SPEDRA is approved in the EU for 48 months of commercial product shelf life.

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

The API and the tablets for STENDRA are currently manufactured by MTPC. MTPC has arrangements for the three main starting materials necessary for the manufacturing of avanafil API. If MTPC is unable to receive approval from foreign regulators and maintain ongoing FDA or foreign regulatory compliance, or manufacture STENDRA’s API or tablets in sufficient quantities to meet projected demand, future sales of STENDRA in the U.S. and abroad will be adversely affected, which in turn could have a detrimental impact on our financial results and could impact our ability to enter into a collaboration agreement for the commercialization of STENDRA in our other territories not covered by our agreements with Sanofi, Endo and Menarini.

We currently do not have any manufacturing facilities and intend to continue to rely on third parties for the supply of such API and tablets, as well as for the supply of starting materials. However, we cannot be certain that we will be able to obtain or maintain the necessary regulatory approvals for these suppliers in a timely manner or at all. In August 2012, we entered into an amendment to our license agreement with MTPC that permits us to manufacture the API and tablets for STENDRA ourselves or through third-party suppliers at any time, and we are required under the amendment to transition away from MTPC as a supplier on or before June 30, 2015.

In July 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. In November 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. We have submitted an amendment to the New Drug Application, or NDA, for avanafil to the FDA, and a variation to the Marketing Authorization, or MA, for avanafil to the European Medicines Agency, or EMA, to include Sanofi Chimie as a qualified supplier of the avanafil API and Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets. We have obtained FDA approval of Sanofi Chimie as a qualified supplier of avanafil API, with EMA approval pending. The EMA has approved Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets, with FDA approval pending. The failure to receive such pending approvals in a timely manner or at all could prevent, delay or preclude our ability to establish a reliable supply chain, which could compromise our ability to commercialize avanafil. In addition, we have entered into supply agreements with Menarini and Endo under which we are obligated to supply them with avanafil tablets. If we are unable to establish a reliable supply of avanafil API or tablets from Sanofi Chimie and/or Sanofi Winthrop Industrie, we may be unable to satisfy our obligations under these supply agreements in a timely manner or at all, and we may, as a result, be in breach of one or both of these agreements.

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

As part of the approval of Qsymia, we are required to conduct several post-marketing studies, including a study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, or AQCLAIM, studies to assess the safety and efficacy of Qsymia for weight management in obese pediatric and adolescent subjects, studies to assess drug utilization and pregnancy exposure and a study to assess renal function. We estimate the AQCLAIM study as currently designed will cost between $180 million and $220 million and the study could take as long as five to six years to complete. On September 20, 2013, we submitted to the EMA a request for Scientific Advice regarding use of a pre-specified interim analysis from the AQCLAIM cardiovascular outcomes trial to support the resubmission of the Marketing Authorization Application, or MAA, for Qsiva for the treatment of obesity in accordance with the centralized marketing authorization procedure in the EU. Based on feedback from the EMA CHMP, as well as various EU Member State competent authorities associated with review of the AQCLAIM trial application, the protocol has been revised and resubmitted to the FDA. We are now working with leading cardiovascular outcome trial experts in planning substantial revisions to the original design and execution of the CVOT, with the goal of reducing costs while also fulfilling the requirement of further demonstrating the long-term cardiovascular safety of Qsymia. We met recently with the FDA to provide a program update and to share our plans to modify the CVOT design. This dialog is ongoing, and we are committed to involving the FDA in reviewing alternative proposals that will satisfy the existing requirements. As one component of this clinical project, we plan to conduct and complete by 2017 a Qsymia heart rate variability study that will guide and inform the redesigned CVOT.  The total cost of this study is expected to be approximately $5.0 million. There can be no assurance that we will be successful in developing a further revised protocol or that any such revised protocol will reduce the costs of the study or obtain FDA or EMA agreement that it will fulfill the requirement of demonstrating the long-term cardiovascular safety of Qsymia. Furthermore, there can be no assurance that the FDA or EMA will not request or require us to provide additional information or undertake additional preclinical studies and clinical studies or retrospective observational studies.

In addition to these studies, the FDA may also require us to perform other lengthy post-approval studies, for which we would have to expend significant additional resources, which could have an adverse effect on our operating results, financial condition and stock price. Failure to comply with the applicable regulatory requirements, including the completion of post-marketing studies, can result in, among other things, civil penalties, suspensions of regulatory approvals, operating restrictions and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition, results of operations and stock price.

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

In July 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. On November 18, 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. We have submitted an amendment to the NDA for avanafil to the FDA, and a variation to the MA for avanafil to the EMA, to include Sanofi Chimie as a qualified supplier of the avanafil API and Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets. We have obtained FDA approval of Sanofi Chimie as a qualified supplier of avanafil API, with EMA approval pending. The EMA has approved Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets, with FDA approval pending. We cannot be certain we will receive such pending approvals by regulatory authorities, and the failure to receive such approvals could prevent, delay, or preclude our ability to establish a reliable supply chain, which could compromise our ability to commercialize avanafil.

Any failure of future manufacturing sites, including those of Sanofi Chimie and Sanofi Winthrop Industrie, to receive or maintain approval from FDA or foreign authorities, obtain and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or tablets in expected quantities could have a detrimental impact on our ability to commercialize STENDRA under our agreements with Sanofi, Endo and Menarini and our ability to enter into a collaboration agreement for the commercialization of STENDRA in our other territories not covered by our agreements with Sanofi, Endo and Menarini.

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

•

the federal Physician Payment Sunshine Act, being implemented as the Open Payments Program, requires certain pharmaceutical manufacturers to engage in extensive tracking of payments and other transfers of value to physicians and teaching hospitals, and to submit such data to CMS, which will then make all of this data publicly available on the CMS website. Pharmaceutical manufacturers with products for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program are required to have started tracking reportable payments on August 1, 2013, and must submit a report to CMS on or before the 90th day of each calendar year disclosing reportable payments made in the previous calendar year. Failure to comply with the reporting obligations may result in civil monetary penalties; and

•

the federal Foreign Corrupt Practices Act of 1977 and other similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from providing money or anything of value to officials of foreign governments, foreign political parties, or international organizations with the intent to obtain or retain business or seek a business advantage. Recently, there has been a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice and the SEC. A determination that our operations or activities are not, or were not, in compliance with United States or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence.

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

We also may rely on trade secrets and other unpatented confidential information to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. However, trade secrets are difficult to protect. We seek to protect our trade secrets and other confidential information by entering into confidentiality agreements with employees, collaborators, vendors (including CROs and our CSO), consultants and, at times, potential investors. Nevertheless, employees, collaborators, vendors, consultants or potential investors may still disclose or misuse our trade secrets and other confidential information, and we may not be able to meaningfully protect our trade secrets. In addition, others may independently develop substantially equivalent information or techniques or otherwise gain access to our trade secrets. Disclosure or misuse of our confidential information would harm our competitive position and could cause our revenues and operating results to decline.

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

We have received a Paragraph IV certification notice from Actavis Laboratories FL, Inc., or Actavis, contending that our patents listed in the Orange Book for Qsymia (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia. In response to this notice, we have filed suit to defend our patent rights. We have received a second Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 8,895,057 and 8,895,058) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia. In response to this second notice, we have filed a second lawsuit to defend our patent rights. The lawsuits have been consolidated into a single suit. We have received a third Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia. Under the Hatch-Waxman Act, the Company has 45 days from receipt of the notice to determine if it will file a patent infringement suit.

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

At June 30, 2015, we had $86.4 million in cash and cash equivalents and $187.8 million in available-for-sale securities. While at June 30, 2015, our excess cash balances were invested in money market and U.S. Treasury securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. Although the U.S. Congress was able to resolve the debt ceiling issue in time to avoid default, the major credit rating agencies have expressed their ongoing concern about the high levels of debt that the U.S. government has taken on. Standard & Poor’s announced that it had revised its outlook on the long-term credit rating of the U.S. to negative, which could affect the trading market for U.S. government securities. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities as of June 30, 2015. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

Our involvement in securities-related class action and shareholder litigation could divert our resources and management’s attention and harm our business.

The stock markets have from time to time experienced significant price and volume fluctuations that have affected the market prices for the common stock of pharmaceutical companies. These broad market fluctuations may cause the market price of our common stock to decline. In the past, securities-related class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because biotechnology and biopharmaceutical companies often experience significant stock price volatility in connection with their investigational drug candidate development programs, the review of marketing applications by regulatory authorities and the commercial launch of newly approved drugs. We were a defendant in federal and consolidated state shareholder derivative lawsuits. These securities-related class action lawsuits generally alleged that we and our officers misled the investing public regarding the safety and efficacy of Qsymia and the prospects for the FDA’s approval of the Qsymia NDA as a treatment for obesity. Securities-related class action litigation often is expensive and diverts management’s attention and our financial resources, which could adversely affect our business.

Furthermore, on March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal. With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, in an action captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action. In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. By Order dated June 18, 2015, the Court granted defendants’ motion to dismiss the complaint in its entirety, but granted plaintiffs leave to amend their pleading. If plaintiffs elect to amend their complaint further, the new pleading must be filed by August 14, 2015. The Company and the defendant former officers and directors cannot predict whether the Jasin plaintiffs will amend their complaint, and cannot predict the outcome of the lawsuit if they do; however, the Company and the defendant former officers and directors believe the lawsuit is without merit and intend to continue vigorously to defend against the claims.

The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to payment of our self-insured retention and the policies’ terms and conditions.

We have an accumulated deficit of $808.1 million as of June 30, 2015, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $808.1 million for the period from our inception through June 30, 2015, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

Date: July 31, 2015	VIVUS, Inc.

/s/ SVAI S. SANFORD
Svai S. Sanford
Chief Financial Officer and Chief Accounting Officer

/s/ SETH H. Z. FISCHER
Seth H. Z. Fischer
Chief Executive Officer

VIVUS, INC.

INDEX TO EXHIBITS

1.	2.	3.
EXHIBIT NUMBER		DESCRIPTION

3.1(1)		Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)		Amended and Restated Bylaws of the Registrant.

3.3(3)		Amendment No. 1 to the Amended and Restated Bylaws of the Registrant

3.4(4)		Amendment No. 2 to the Amended and Restated Bylaws of the Registrant

3.5(5)		Amendment No. 3 to the Amended and Restated Bylaws of the Registrant

3.6(6)		Amendment No. 4 to the Amended and Restated Bylaws of the Registrant

3.7(7)		Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(8)		Specimen Common Stock Certificate of the Registrant.

4.2(9)		Preferred Stock Rights Agreement dated as of March 27, 2007, between the Registrant and Computershare Investor Services, LLC.

4.3(10)		Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.

4.4(11)		Form of 4.50% Convertible Senior Note due May 1, 2020.

10.1*		Letter Agreement dated April 13, 2015, by and between the Registrant and Guy P. Marsh.

10.2(12)*		Form of Second Amended and Restated Change of Control and Severance Agreement.

10.3*		Letter Agreement dated July 20, 2015, by and between the Registrant and Wesley W. Day, Ph.D.

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

*Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the SEC on March 28, 1997.

(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2012.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed with the SEC on May 8, 2013.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed with the SEC on May 8, 2013.

(5)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2013.

(6)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2013.

(7)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 28, 2007.

(8)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, filed with the SEC on April 16, 1997.

(9)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 28, 2007.

(10)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2013.

(11)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2013.

(12)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2015.