Form 10-Q
period 2015-09-30
VIVUS INC
filed 2015-11-04
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2015

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

At October 26, 2015, 104,036,005 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30,	December 31,
	2015	2014
ASSETS	Unaudited	Note 1
Current assets:
Cash and cash equivalents	$79,496	$83,174
Available-for-sale securities	171,591	216,397
Accounts receivable, net	14,894	11,595
Inventories	9,228	34,447
Prepaid expenses and other assets	9,640	12,824
Total current assets	284,849	358,437
Property and equipment, net	1,121	1,346
Non-current assets	5,288	7,155
Total assets	$291,258	$366,938
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,522	$10,430
Accrued and other liabilities	14,821	17,037
Deferred revenue	21,978	19,445
Current portion of long-term debt	15,080	10,459
Total current liabilities	59,401	57,371
Long-term debt, net of current portion	219,166	217,324
Deferred revenue, net of current portion	7,124	8,876
Non-current accrued and other liabilities	692	849
Total liabilities	286,383	284,420
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock; $.001 par value; 200,000 shares authorized; 104,036 and 103,729 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	104	104
Additional paid-in capital	828,848	825,691
Accumulated other comprehensive income (loss)	96	(28)
Accumulated deficit	(824,173)	(743,249)
Total stockholders’ equity	4,875	82,518
Total liabilities and stockholders’ equity	$291,258	$366,938

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Net product revenue	$14,011	$12,454	$40,652	$32,575
License and milestone revenue	—	15,070	11,574	38,614
Supply revenue	10,056	5,300	26,651	18,336
Royalty revenue	869	1,053	1,210	2,924
Total revenue	24,936	33,877	80,087	92,449

Operating expenses:
Cost of goods sold	11,765	7,268	31,531	23,816
Selling, general and administrative	17,129	27,828	65,730	84,703
Research and development	1,532	2,574	6,825	11,083
Inventory impairment and other non-recurring charges	2,539	4,119	32,061	6,173
Total operating expenses	32,965	41,789	136,147	125,775

Loss from operations	(8,029)	(7,912)	(56,060)	(33,326)

Interest and other expense, net	8,076	8,135	24,851	24,534
Loss before income taxes	(16,105)	(16,047)	(80,911)	(57,860)
Provision for (benefit from) income taxes	1	(222)	13	(660)
Net loss	$(16,106)	$(15,825)	$(80,924)	$(57,200)

Basic and diluted net loss per share	$(0.15)	$(0.15)	$(0.78)	$(0.55)
Shares used in per share computation:
Basic and diluted	104,014	103,477	103,950	103,373

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(16,106)	$(15,825)	$(80,924)	$(57,200)
Unrealized gain on securities, net of taxes	51	—	124	32
Comprehensive loss	$(16,055)	$(15,825)	$(80,800)	$(57,168)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(80,924)	$(57,200)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,079	648
Amortization of debt issuance costs and discounts	12,761	11,833
Amortization of discount or premium on available-for-sale securities	1,940	2,955
Share-based compensation expense	3,032	7,768
Inventory impairment charge	29,522	2,170
Changes in assets and liabilities:
Accounts receivable	(3,299)	(14,885)
Inventories	(4,113)	8,228
Prepaid expenses and other assets	3,611	9,981
Accounts payable	(2,908)	(2,524)
Accrued and other liabilities	(2,563)	(3,030)
Deferred revenue	781	2,094
Net cash used for operating activities	(41,081)	(31,962)
Cash flows from investing activities:
Property and equipment purchases	(310)	(200)
Purchases of available-for-sale securities	(176,510)	(188,359)
Proceeds from maturity of available-for-sale securities	219,500	201,750
Non-current assets	—	(3,310)
Net cash provided by investing activities	42,680	9,881
Cash flows from financing activities:
Payments of notes payable	(5,402)	—
Net proceeds from exercise of common stock options and sale of common stock through employee stock purchase plan	125	1,982
Net cash (used for) provided by financing activities	(5,277)	1,982
Net decrease in cash and cash equivalents	(3,678)	(20,099)
Cash and cash equivalents:
Beginning of year	83,174	103,262
End of period	$79,496	$83,163

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015, are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. Management has evaluated all events and transactions that occurred after September 30, 2015, through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period that require recognition or disclosure in these unaudited condensed consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 as filed on February 25, 2015 with the Securities and Exchange Commission, or SEC, and as amended by the Form 10-K/A filed on April 30, 2015 with the SEC. The unaudited condensed consolidated financial statements include the accounts of VIVUS, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

Change in Accounting Estimate

Beginning in 2014, the Company began earning royalty revenue from the sales of STENDRA by its commercialization partners. Product delivered by the Company to these partners can be returned generally within a month after receipt and only if such product does not meet contractual specifications. The Company records royalty revenue related to STENDRA based on reports provided by its partners.  One of the Company’s partners, Auxilium Pharmaceuticals, Inc., or Auxilium, was acquired by Endo International, plc, or Endo, in January 2015. In April 2015, the Company was informed by Endo that Endo had revised its accounting estimate for returns reserve for STENDRA sold in 2014. Under the terms of the license and commercialization agreement, adjustments to the returns reserve can be deducted from the reported net revenue. As a result, in the nine months ended September 30, 2015, the Company recorded an adjustment of $1.2 million to reduce its royalty revenue. The reduction in royalty revenue resulted in an increase to net loss of $1.2 million or $0.01 per share for the nine months ended September 30, 2015.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The standard is effective for annual and interim periods beginning on or after December 15, 2015. As of September 30, 2015, we have $3.7 million of net deferred financing costs that would be reclassified from a current and long-term asset to a reduction in the carrying amount of our debt.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance.  As originally issued, the standard would be effective for the Company’s fiscal year beginning January 1, 2017, with early adoption not permitted.  In July 2015, the FASB voted to delay the effective date of the standard by one year to the first quarter of 2018 to provide companies sufficient time to implement the standard. Early adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. The Company is currently evaluating the method by which it will implement this standard and the impact of the adoption of this standard on the Company’s consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Simplifying the Measurement of Inventory - Inventory (Topic 330) which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. Net realizable value is defined as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation.” The standard eliminates the guidance that entities consider replacement cost or net realizable value less an approximately normal profit margin in the subsequent measurement of inventory when cost is determined on a first-in, first-out or average cost basis. The standard is effective for public entities with fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of this standard on the Company's consolidated financial statements.

2. SHARE-BASED COMPENSATION

Total share-based compensation expense for all of the Company’s share-based awards was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of goods sold	$34	$28	$86	$91
Selling, general and administrative	207	1,711	2,550	6,410
Research and development	(49)	337	332	924
Non-recurring charges	64	—	64	343
Total share-based compensation expense	$256	$2,076	$3,032	$7,768

There was $11,000 and $35,000 of share-based compensation cost capitalized as part of the cost of inventory for the three and nine months ended September 30, 2015, respectively.  There was no share-based compensation cost capitalized as part of the cost of inventory for the three and nine months ended September 30, 2014.

3. CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at September 30, 2015 and December 31, 2014, are presented in the tables that follow (in thousands).

	As of September 30, 2015
		Gross	Gross
Cash and cash equivalents and available-for-sale	Amortized	Unrealized	Unrealized	Estimated
securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$79,496	$—	$—	$79,496
U.S. Treasury securities	145,681	58	(2)	145,737
Corporate debt securities	25,814	46	(6)	25,854
Total	250,991	104	(8)	251,087
Less amounts classified as cash and cash equivalents	(79,496)	—	—	(79,496)
Total available-for-sale securities	$171,495	$104	$(8)	$171,591

	As of December 31, 2014
		Gross	Gross
Cash and cash equivalents and available-for-sale	Amortized	Unrealized	Unrealized	Estimated
securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$83,174	$—	$—	$83,174
U.S. Treasury securities	216,425	35	(63)	216,397
Total	299,599	35	(63)	299,571
Less amounts classified as cash and cash equivalents	(83,174)	—	—	(83,174)
Total available-for-sale securities	$216,425	$35	$(63)	$216,397

As of September 30, 2015, the Company’s available-for-sale securities had original contractual maturities up to 36 months. However, the Company may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may sell these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Three levels of inputs, of which the first two are considered observable and the last unobservable, may be used to measure fair value. The three levels are:

"	Level 1 — Quoted prices in active markets for identical assets or liabilities.

"

Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

"	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the fair value hierarchy for our cash equivalents and available-for-sale securities by major security type as of September 30, 2015 and December 31, 2014 (in thousands):

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$79,496	$—	$—	$79,496
U.S. Treasury securities	145,737	—	—	145,737
Corporate debt securities	—	25,854	—	25,854
Total	$225,233	$25,854	$—	$251,087

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$83,174	$—	$—	$83,174
U.S. Treasury securities	216,397	—	—	216,397
Corporate debt securities	—	—	—	—
Total	$299,571	$—	$—	$299,571

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of (in thousands):

	Balance as of
	September 30,	December 31,
	2015	2014
Qsymia	$9,765	$6,874
STENDRA/SPEDRA	5,326	4,871
	15,091	11,745
Qsymia allowance for cash discounts	(197)	(150)
Net	$14,894	11,595

5. INVENTORIES

Inventories consist of (in thousands):

	Balance as of
	September 30,	December 31,
	2015	2014
Raw materials	$3,626	$29,765
Work-in-process	678	889
Finished goods	4,291	1,544
Deferred costs	633	2,249
Inventories	$9,228	$34,447

Raw materials inventories as of September 30, 2015 consist primarily of the active pharmaceutical ingredients, or API, for STENDRA. Raw materials inventories as of December 31, 2014 consist primarily of API for Qsymia. Deferred costs inventories consist primarily of Qsymia and represents Qsymia product shipped to the Company’s wholesalers and certified retail pharmacies, but not yet dispensed to patients through prescriptions, net of prompt payment discounts, and for which recognition of revenue has been deferred.

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

The Company introduced Qsymia in September 2012 and to date post-launch sales have not met pre-launch expectations.  Collectively, the U.S. market for branded anti-obesity pharmacotherapeutics has developed at a substantially lower rate than expected. The lower-than-anticipated Qsymia uptake and the Company’s ongoing regulatory obligations in support of the brand led to a re-evaluation of the Company’s operations and a re-sizing of the Company’s commercial and corporate headcount. In April 2015, the Company reduced its sales territories from 150 to 90, and in July 2015, the Company further reduced the territories to 50. As a result, the Company’s future sales forecast of Qsymia was reduced, resulting in inventory in excess of Qsymia projected sales. For the nine months ended September 30, 2015, the Company recognized an inventory impairment charge of $29.5 million, primarily for Qsymia API inventory in excess of demand.

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of (in thousands):

	Balance as of
	September 30,	December 31,
	2015	2014
Prepaid sales and marketing expenses	$3,468	$4,123
Debt issuance costs	1,205	1,246
Prepaid insurance	761	1,612
Other prepaid expenses and assets	4,206	5,843
Total	$9,640	$12,824

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

7. NON-CURRENT ASSETS

Non-current assets consist of (in thousands):

	Balance as of
	September 30,	December 31,
	2015	2014
Debt issuance costs	$2,479	$3,375
Other non-current assets	2,809	3,780
Total	$5,288	$7,155

Other non-current assets consist primarily of certain patents acquired by the Company, which are being amortized through the expiration dates of the patents.

8. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of (in thousands):

	Balance as of
	September 30,	December 31,
	2015	2014
Accrued employee compensation and benefits	$3,130	$4,230
Accrued non-recurring charges (see Note 10)	1,145	3,284
Accrued interest on debt (see Note 13)	2,216	2,921
Accrued manufacturing costs	611	400
Other accrued liabilities	7,719	6,202
Total	$14,821	$17,037

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities and royalties, including a payable to Endo related to the royalty revenue adjustment.

9. NON-CURRENT ACCRUED AND OTHER LIABILITIES

Non-current accrued and other liabilities at September 30, 2015 and December 31, 2014 were $0.7 and $0.8 million, respectively, and primarily consisted of costs associated with the exit of certain operating leases and security deposits relating to the sublease agreements.

10. INVENTORY IMPAIRMENT AND OTHER NON-RECURRING CHARGES

As discussed in Note 5, for the nine months ended September 30, 2015, the Company recognized impairment charges of $29.5 million, primarily for Qsymia API inventory in excess of expected demand. Additionally, non-recurring charges for the three and nine months ended September 30, 2015 included employee severance and related costs of $2.5 million and share-based compensation of $36,000 related to the July 2015 corporate restructuring plan, which reduced the Company’s workforce by approximately 60 job positions.

Non-recurring charges for the three and nine months ended September 30, 2014 included a charge of $2.2 million for finished goods and certain non-API raw materials on hand in excess of projected demand. Additionally, in September 2014, the Company paid $5.0 million in connection with the transfer and assignment of certain patents from Janssen Pharmaceuticals, Inc. Of the $5.0 million, approximately $1.9 million was recognized as a non-recurring expense in the condensed consolidated statements of operations as it related to a legal settlement during the quarter ended September 30, 2014. The remaining balance of approximately $3.1 million at September 30, 2014 was recorded as an intangible asset and is being amortized as cost of goods sold through their expiration dates. Non-recurring charges for the nine months ended September 30, 2014 also included employee severance and related costs of $1.7 million and share-based compensation of $0.3 million related to the finalization of the cost reduction plan initiated during 2013, which reduced the Company’s workforce by approximately 20 employees, or 17%, excluding the sales force, for the year ended December 31, 2013.

The following table sets forth activities for the Company’s cost reduction plan obligations during the nine months ended September 30, 2015 (in thousands):

		Facilities-
	Severance	related
	obligations	obligations	Total
Balance of accrued costs at December 31, 2014	$3,280	$572	$3,852
Charges	—	—	—
Payments	(923)	(25)	(948)
Balance of accrued costs at March 31, 2015	2,357	547	2,904
Charges	—	—	—
Payments	(825)	(25)	(850)
Balance of accrued costs at June 30, 2015	1,532	522	2,054
Charges	2,474	—	2,474
Payments	(2,945)	(26)	(2,971)
Balance of accrued costs at September 30, 2015	$1,061	$496	$1,557

Of the total accrued employee severance and facilities-related costs in the Company’s unaudited condensed consolidated balance sheet at September 30, 2015, $1.1 million is included under current liabilities in “Accrued and other liabilities” and $0.5 million is included in “Non-current accrued and other liabilities.”

The balance of the accrued employee severance and facilities-related costs at September 30, 2015 is anticipated to be paid out as follows (in thousands):

2015 (remaining three months)	$1,069
2016	120
2017	341
2018	11
Thereafter	16
$1,557

11. DEFERRED REVENUE

Qsymia Deferred Revenue

Current Qsymia deferred revenue was $19.4 million and $16.4 million at September 30, 2015 and December 31, 2014, respectively, which represents Qsymia product shipped to the Company’s wholesalers and certified retail pharmacies, but not yet dispensed to patients through prescriptions, net of prompt payment discounts.

SPEDRA Deferred Revenue

Current SPEDRA deferred revenue was $2.6 million and $3.0 million at September 30, 2015 and December 31, 2014, respectively,  and non-current SPEDRA deferred revenue was $7.1 million and $8.9 million at September 30, 2015 and December 31, 2014, respectively, which primarily relates to a prepayment for future royalties on sales of SPEDRA.

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

For the nine months ended September 30, 2015, the Company recognized $11.6 million in license and milestone revenue attributable to a milestone payment for the approval of the revised time-to-onset of SPEDRA in Europe which was approved by the European Commission, or EC, in January 2015. The Company did not recognize any license and milestone revenue in the three months ended September 30, 2015. For the three and nine months ended September 30, 2014, the Company recognized $15.1 million and $38.6 million, respectively, in license and milestone revenue primarily attributable to milestone revenue related to product launches in certain EU countries, non-contingent consideration allocated to the licenses based on relative estimated selling prices and the approval of the time-to-onset claim in the U.S. For the three and nine months ended September 30, 2015, the Company recognized $10.1 million and $26.7 million, respectively, in supply revenue relating to STENDRA or SPEDRA delivered under the various commercial supply agreements with Menarini, Endo and Sanofi. For the three and nine months ended September 30, 2014, the Company recognized $5.3 million and $18.3 million, respectively, in supply revenue relating to STENDRA or SPEDRA. Additionally, in the three and nine months ended September 30, 2015, the Company recognized $0.9 million and $1.2 million, respectively, in net royalty revenue based on net sales reported by Menarini and Endo. For the three and nine months ended September 30, 2014, the Company recognized $1.1 million and $2.9 million, respectively, in net royalty revenue.

13. LONG-TERM DEBT

Convertible Senior Notes Due 2020

In May 2013, the Company closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 2020, or the Convertible Notes. The Convertible Notes are governed by an indenture, dated as of May 21, 2013 between the Company and Deutsche Bank National Trust Company, as trustee. In May 2013, the Company closed on an additional $30.0 million of Convertible Notes upon exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. On or after November 1, 2019, holders may convert all or any portion of their Convertible Notes at any time at their option at the conversion rate then in effect, regardless of these conditions. Subject to certain limitations, the Company will settle conversions of the Convertible Notes by paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election. For the three and nine months ended September 30, 2015, total interest expense related to the Convertible Notes was $6.9 million and $20.2 million, respectively, including amortization of $4.0 million and $11.9 million of the debt discount and $215,000 and $630,000 of deferred financing costs, respectively. For the three and nine months ended September 30, 2014, total interest expense related to the Convertible Notes was $6.3 million and $18.6 million, respectively, including amortization of $3.7 million and $10.9 million of the debt discount and $197,000 and $579,000 of deferred financing costs, respectively.

Senior Secured Notes Due 2018

In March 2013, the Company entered into the Purchase and Sale Agreement between the Company and BioPharma Secured Investments III Holdings Cayman LP, a Cayman Islands exempted limited partnership, providing for the purchase of a debt-like instrument, or the Senior Secured Notes. Under the agreement, the Company received $50 million, less $500,000 in funding and facility payments, at the initial closing in April 2013. The Company had the option, but elected not to exercise it, to receive an additional $60 million, less $600,000 in a funding payment, at a secondary closing no later than January 15, 2014. For the three and nine months ended September 30, 2015, the interest expense related to the Senior Secured Notes was $1.5 million and $4.9 million, respectively, including amortization of deferred financing costs amounting to $94,000 and $306,000, respectively. For the three and nine months ended September 30, 2014, the interest expense related to the Senior Secured Notes was $1.9 million and $5.7 million, respectively, including amortization of deferred financing costs amounting to $116,000 and $354,000, respectively.

The following table summarizes information on the debt (in thousands):

	September 30,	December 31,
	2015	2014
Convertible Senior Notes due 2020:
Fair value of the liability component	$154,737	$154,737
Accumulated accretion of discount	34,911	23,046
Net carrying value	$189,648	$177,783
Senior Secured Notes due 2018:
Carrying value	$44,598	$50,000
Total Notes:
Fair value of the liability component	$199,335	$204,737
Accumulated accretion of discount	34,911	23,046
Net carrying amount	234,246	227,783
Less: Current portion	(15,080)	(10,459)
Long-term debt, net of current portion	$219,166	$217,324

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

As the Company recognized a net loss for each of the three and nine month periods ended September 30, 2015 and 2014, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three and nine months ended September 30, 2015, awards and options outstanding of 6,958,000 and 7,582,000, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive. For the three and nine months ended September 30, 2014, awards and options outstanding of 8,070,000 and 8,495,000, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

15. INCOME TAXES

For the three and nine months ended September 30, 2015, the Company recorded a provision for taxes of $1,000 and $13,000, respectively. For the three and nine months ended September 30, 2014, the Company recorded a tax benefit of $222,000 and $660,000, respectively. The provision for income taxes for the three and nine months ended September 30, 2015 was primarily comprised of state taxes during the period. The tax benefit for the three and nine months ended September 30, 2014 was primarily related to tax liabilities in certain states, offset by a tax refund received from the state of New Jersey, as a result of a settlement of an audit and acceptance of a refund claim for the tax year ended December 31, 2007 and, for the three months ended September 30, 2014, a reduction of the Company’s unrecognized tax benefit as a result of the California Franchise Tax Board audit that was favorably settled.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States as of September 30, 2015. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

As of December 31, 2014, the Company did not have any uncertain tax positions.  The only unrecognized tax benefit in the nine months ended September 30, 2015 is related to California R&D activities which results in a $35,000 unrecognized tax benefit balance as of September 30, 2015. We do not expect to have any other significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, certain tax years remain open to tax audit. The Company’s policy is to recognize interest and penalties related to uncertain tax positions (if any) as a component of the income tax provision.

16. LEGAL MATTERS

Securities Related Litigation

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114 cv 261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal. With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, in an action captioned Jasin v. VIVUS, Inc., Case No. 5:14 cv 03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action. In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. By Order dated June 18, 2015, the Court granted defendants’ motion to dismiss the complaint in its entirety, but granted plaintiffs leave to amend their pleading. Plaintiffs filed their Second Amended Complaint on August 14, 2015, and defendants moved to dismiss on October 2, 2015.  Briefing will conclude in late 2015, and oral argument is set for January 14, 2016. The Company and the defendant former officers and directors cannot predict the outcome of the motion to dismiss or the lawsuit generally, but believe that the lawsuit is without merit and intend to continue vigorously to defend against the claims.

The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to payment of our self-insured retention and the policies’ terms and conditions.

Qsymia ANDA Litigation

On May 7, 2014, the Company received a Paragraph IV certification notice from Actavis Laboratories FL indicating that it filed an abbreviated new drug application, or ANDA, with the U.S. Food and Drug Administration, or FDA, requesting approval to market a generic version of Qsymia and contending that all six patents listed for Qsymia in the FDA Orange Book at the time the notice was received (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299 (collectively “patents -in -suit”)) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale or offer for sale of a generic form of Qsymia as described in their ANDA. On June 12, 2014, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Actavis Laboratories FL, Inc., Actavis, Inc., and Actavis PLC, collectively referred to as Actavis. The lawsuit (Case No. 14 -

3786 (SRC)(CLW)) was filed on the basis that Actavis’ submission of their ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of Qsymia prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

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

On January 21, 2015, the Company received a second Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 8,895,057 and 8,895,058) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, or offer for sale of a generic form of Qsymia. On March 4, 2015, the Company filed a second lawsuit in the U.S. District Court for the District of New Jersey against Actavis (Case No. 15-1636 (SRC)(CLW)) in response to the second Paragraph IV certification notice on the basis that Actavis’ submission of their ANDA constitutes infringement of one or more claims of the patents-in-suit. The two lawsuits against Actavis have been consolidated into a single suit (Case No. 14-3786 (SRC)(CLW)).

On July 7, 2015, the Company received a third Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia  (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, or offer for sale of a generic form of Qsymia.  On August 17, 2015, the Company filed a third lawsuit in the U.S. District Court for the District of New Jersey against Actavis (Case No. 15-6256 (SRC)(CLW)) in response to the third Paragraph IV certification notice on the basis that Actavis’ submission of their ANDA constitutes infringement of one or more claims of the patents-in-suit.

On March 5, 2015, the Company received a Paragraph IV certification notice from Teva Pharmaceuticals USA, Inc. indicating that it filed an ANDA with the FDA, requesting approval to market a generic version of Qsymia and contending that eight patents listed for Qsymia in the Orange Book at the time of the notice (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, 8,580,299, 8,895,057 and 8,895,058 (collectively “patents-in-suit”)) are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of Qsymia as described in their ANDA. On April 15, 2015, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Teva Pharmaceutical USA, Inc. and Teva Pharmaceutical Industries, Ltd., collectively referred to as Teva. The lawsuit (Case No. 15-2693 (SRC)(CLW)) was filed on the basis that Teva’s submission of their ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of Qsymia prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

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

On August 5, 2015, the Company received a second Paragraph IV certification notice from Teva contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, or offer for sale of a generic form of Qsymia. On September 18, 2015, the Company filed a second lawsuit in the U.S. District Court for the District of New Jersey against Teva (Case No. 15-6957(SRC)(CLW)) in response to the second Paragraph IV certification notice on the basis that Teva’s submission of their ANDA constitutes infringement of one or more claims of the patents-in-suit.

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

Net product revenue by geographic region for the three and nine months ended September 30, 2015 and 2014 was as follows (in thousands):

	Three Months Ended September 30,
	2015				2014
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$14,011	$—		$14,011	$12,454	$—		$12,454
STENDRA/SPEDRA—License and milestone revenue	—	—		—	15,000	70		15,070
STENDRA/SPEDRA—Supply revenue	5,020	5,036		10,056	1,222	4,078		5,300
STENDRA/SPEDRA —Royalty revenue	307	562		869	651	402		1,053
Total revenue	$19,338	$5,598	(1)	$24,936	$29,327	$4,550	(2)	$33,877

	Nine Months Ended September 30,
	2015				2014
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$40,652	$—		$40,652	$32,575	$—		$32,575
STENDRA/SPEDRA—License and milestone revenue	—	11,574		11,574	15,406	23,208		38,614
STENDRA/SPEDRA—Supply revenue	16,602	10,049		26,651	6,628	11,708		18,336
STENDRA/SPEDRA —Royalty revenue	(348)	1,558		1,210	1,901	1,023		2,924
Total revenue	$56,906	$23,181	(3)	$80,087	$56,510	$35,939	(4)	$92,449

(1)$5.6 million of which was attributable to Germany.

(2)$4.6 million of which was attributable to Germany.

(3)$23.1 million of which was attributable to Germany.

(4)$30.8 million of which was attributable to Germany.

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
•

the impact, if any, of changes to our Board of Directors and management team, including the resignation of our Vice President, U.S. Operations and General Manager in May 2015, the voluntary termination of employment of our Chief Financial Officer and Chief Accounting Officer in September

2015, the appointment of a new Chief Financial Officer and Chief Accounting Officer in October 2015, and the upcoming departure of our Vice President, Clinical Development in December 2015; and
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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

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

Prior to August 2015, we commercialized Qsymia in the U.S. primarily through a dedicated contract sales force, supported by an internal commercial team. In August 2015, we directly hired approximately 50 former contract sales representatives to continue promoting Qsymia to physicians.  Our efforts to expand the appropriate use of Qsymia include scientific publications, participation and presentations at medical conferences, and development and implementation of patient-directed support programs. Most recently, we have rolled out unique marketing programs to encourage targeted prescribers to gain more experience with Qsymia with their obese patient population. We are increasing our investment in digital media in order to amplify our messaging to information-seeking consumers. The digital messaging encourages those consumers most likely to take action to speak with their physicians about obesity treatment options. We believe our enhanced web-based strategies will deliver clear and compelling communications to potential patients. We have also employed a physician referral service to help patients identify prescribers in their area.

Challenges continue within the obesity pharmacotherapy market, in particular with respect to the tendency on the part of healthcare providers to treat the co-morbid conditions of obesity rather than the obesity disease itself.

In addition, there is a narrow focus on certain patient types for treatment, historically low third-party insurance coverage, and the continued exclusion of anti-obesity medications from Medicare Part D.

We continue to develop efficient ways to address the obesity market. We completed a realignment of our field sales territories during April 2015 and July 2015, reducing the number of territories from 150 to approximately 50.  Each of these adjustments was accompanied by a parallel streamlining of corporate headquarters headcount as we have sought to right-size the organization to match the market opportunity as it currently exists.

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

Qsymia is approved for the treatment of obesity in the U.S.  In the EU, in October 2012, we received a negative opinion from the European Medicines Agency, or EMA, Committee for Medicinal Products for Human Use, or CHMP, recommending refusal of the marketing authorization for the medicinal product QsivaTM (the intended trade name for Qsymia in the EU) due to concerns over the potential cardiovascular and central nervous system effects associated with long-term use, potential for interfering with the development of a fetus and use by patients for whom Qsiva would not have been indicated. We requested that this opinion be re-examined by the CHMP. After re-examination of the CHMP opinion, in February 2013, the CHMP adopted a final opinion that reaffirmed the Committee’s earlier negative opinion to refuse the marketing authorization for Qsiva in the EU. In May 2013, the EC issued a decision refusing the grant of marketing authorization for Qsiva in the EU.

In September 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the CVOT known as AQCLAIM to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease. Our request was to allow this interim analysis to support the resubmission of an application for a marketing authorization for Qsiva for treatment of obesity in accordance with the EU centralized marketing authorization procedure. We received feedback in 2014 from the EMA and the various competent authorities of the EU Member States associated with review of the AQCLAIM CVOT protocol, and we received feedback from the FDA in late 2014 regarding the amended protocol. As a part of addressing the FDA comments, we are now working with leading cardiovascular outcome trial experts in planning substantial revisions to the original design and execution of the CVOT, with the goal of reducing costs while also fulfilling the requirement of further demonstrating the long-term cardiovascular safety of Qsymia. We met recently with the FDA to provide a program update and to share our plans to modify the CVOT design. This dialog is ongoing, and we are committed to involving the FDA in reviewing alternative proposals that will satisfy the existing requirements. As one component of this clinical project, we plan to conduct and complete by 2017 a Qsymia heart rate variability study that will guide and inform the redesigned CVOT.  The total cost of this study is expected to be approximately $4.0 million.

In addition, we are in the process of pursuing a new indication for Qsymia in obstructive sleep apnea, or OSA. We also intend to seek regulatory approval for Qsymia in territories outside the United States and EU and, if approved, to commercialize the product through collaboration agreements with third parties. We plan to optimize spending while pursuing these potential objectives.

Our drug STENDRA, or avanafil, is an oral phosphodiesterase type 5, or PDE5, inhibitor that we have licensed from Mitsubishi Tanabe Pharma Corporation, or MTPC. STENDRA was approved by the FDA in April 2012 for the treatment of ED in the United States. In June 2013, the EC adopted a decision granting marketing authorization for SPEDRA (the approved trade name for avanafil in the EU) for the treatment of ED in the EU. In July 2013, we entered into an agreement with the Menarini Group, through its subsidiary Berlin Chemie AG, or Menarini, under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 European countries, including the EU, as well as Australia and New Zealand. Menarini commenced its commercialization launch of the product in the EU in early 2014. As of the date of this filing, SPEDRA is commercially available in 25 countries within the territory granted to Menarini pursuant to the license and commercialization agreement.

In October 2013, we entered into an agreement with Auxilium Pharmaceuticals, Inc., or Auxilium, under which Auxilium received an exclusive license to commercialize and promote STENDRA in the United States and Canada. On the same date, we also entered into a supply agreement with Auxilium, whereby we will supply Auxilium with STENDRA for commercialization. Auxilium began commercializing STENDRA in the U.S. market in December 2013. In January 2015, Auxilium was acquired by Endo International, plc, or Endo.

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

Under the license agreements with Menarini, Endo and Sanofi, avanafil is expected to be commercialized in over 100 countries worldwide. For all three license agreements collectively, we have the potential to earn up to $461.0 million in license and milestone payments, in addition to royalty revenue. Through September 30, 2015, we have received approximately $117.5 million in license and milestone payments, plus royalties. In addition, we are currently in discussions with potential collaboration partners to market and sell STENDRA for our other territories, including Latin America, in which we do not currently have a commercial collaboration.

On September 18, 2014, the FDA approved a supplemental new drug application (sNDA) for STENDRA. STENDRA is now indicated to be taken as early as approximately 15 minutes before sexual activity. Additionally, on January 23, 2015, the EC adopted a commission implementing decision amending the marketing authorization for SPEDRA (avanafil). SPEDRA is now indicated to be taken as needed approximately 15 to 30 minutes before sexual activity.

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

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the SEC on February 25, 2015. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2015, as compared to those disclosed in our Annual Report.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2015, net loss was $16.1 million and $80.9 million or $0.15 and $0.78 net loss per share, respectively, as compared to a net loss of $15.8 million and $57.2 million or $0.15 and $0.55 net loss per share, respectively, during the same periods in 2014. The increase in the net loss in the three and nine months ended September 30, 2015 as compared to the same periods in 2014 is primarily attributable to the inventory impairment charge of $29.5 million recorded by the Company in the second quarter of 2015.

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

			% Change			% Change
	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in thousands, except for percentages)	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014
Revenue:
Net product revenue	$14,011	$12,454	13%	$40,652	$32,575	25%
License and milestone revenue	—	15,070	(100)%	11,574	38,614	(70)%
Supply revenue	10,056	5,300	90%	26,651	18,336	45%
Royalty revenue	869	1,053	(17)%	1,210	2,924	(59)%
Total revenue	$24,936	$33,877	(26)%	$80,087	$92,449	(13)%

Net product revenue

For the three months ended September 30, 2015, there were approximately 146,000 Qsymia prescriptions dispensed, compared to 140,000 for the same period of 2014. For the nine months ended September 30, 2015, there were approximately 434,000 Qsymia prescriptions dispensed, compared to 398,000 for the same period of 2014. Approximately 63% of our total prescriptions for the third quarter of 2015 included either a free good or discount offer, with approximately 26,000 of those prescriptions dispensed as free goods. In comparison, for the three months ended September 30, 2014, approximately 61% of our total prescriptions included either a free good or discount offer, with approximately 29,000 of those prescriptions dispensed as free goods.

Approximately 63% of our total prescriptions for the first nine months of 2015 included either a free good or discount offer, with approximately 80,000 of those prescriptions dispensed as free goods. In comparison, for the nine months ended September 30, 2014, approximately 58% of our total prescriptions included either a free good or discount offer, with approximately 84,000 of those prescriptions dispensed as free goods.

As of September 30, 2015, we had deferred revenue related to sales of Qsymia of $19.4 million, which represents Qsymia product shipped to wholesalers and certified retail pharmacies, but not yet dispensed to patients through prescriptions, net of prompt-payment discounts.

License and milestone revenue

For the nine months ended September 30, 2015, under the terms of the license and commercialization agreement with Menarini, we recognized $11.6 million in license and milestone revenue related to the time-to-onset claim, which was approved by the EC in January 2015. For the three and nine months ended September 30, 2014, we recognized $15.1 million and $38.6 million, respectively, in license and milestone revenue primarily due to product launches in certain EU countries and the approval of the time-to-onset claim in the U.S.

Supply revenue

For the three and nine months ended September 30, 2015, we recognized $10.1 million and $26.7 million in supply revenue, compared to $5.3 million and $18.3 million for the three and nine months ended September 30, 2014, respectively. The increase in supply revenue for the 2015 periods as compared to the 2014 periods is due to the continued rollout of SPEDRA in Europe, which was launched by Menarini beginning in March 2014. As of September 30, 2015, SPEDRA was available at retail pharmacies in 25 countries within the Menarini territory, compared to 23 countries at September 30, 2014. To date, Sanofi has not launched the commercialization of SPEDRA in its territories.

Royalty revenue

For the three and nine months ended September 30, 2015, we recognized $0.9 million and $1.2 million, respectively, in net royalty revenue on net sales reported by our commercialization partners, compared to $1.1 million and $2.9 million in royalty revenue in the three and nine months ended September 30, 2014, respectively. Beginning in 2014, we began earning royalty revenue from sales of STENDRA by these partners. The product that we deliver to these partners can be returned generally within a month after receipt and only if such product does not meet contractual specifications. We record royalty revenue related to STENDRA based on reports provided by our partners.  One of our partners, Auxilium, was acquired by Endo in January 2015. In April 2015, we were informed by Endo that Endo had revised its accounting estimate for return reserve for STENDRA sold in 2014. Under the terms of the license and commercialization agreement, adjustments to the return reserve can be deducted from the reported net revenue. As a result, in the first quarter of 2015, we recorded an adjustment of $1.2 million to reduce our royalty revenue.

Cost of goods sold

Cost of goods sold for the three and nine months ended September 30, 2015 was $11.8 million and $31.5 million, respectively, as compared to $7.3 million and $23.8 million for the three and nine months ended September 30, 2014, respectively. For the three and nine months ended September 30, 2015, cost of goods sold related to Qsymia was $2.3 million and $6.4 million, respectively, and cost of goods sold related to STENDRA or SPEDRA was $9.4 million and $25.1 million, respectively. For the three and nine months ended September 30, 2014, cost of goods sold related to Qsymia was $2.1 million and $5.3 million, respectively, and cost of goods sold related to STENDRA or SPEDRA was $5.2 million and $18.5 million, respectively. Cost of goods sold for Qsymia dispensed to patients includes the inventory costs of APIs, third-party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Cost of goods sold for STENDRA or SPEDRA shipped to our commercialization partners includes the inventory costs of purchased tablets, freight, shipping and handling costs, and overhead costs of the employees involved with managing production. The cost of goods sold associated with deferred revenue on Qsymia and STENDRA or SPEDRA product shipments is recorded as deferred costs, which are included in inventories in the condensed consolidated balance sheets, until such time as the deferred revenue is recognized.

Selling, general and administrative expense

			% Change			% Change
	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014
	(In thousands, except percentages)			(In thousands, except percentages)
Selling and marketing	$11,045	$18,447	(40)%	$44,349	$54,555	(19)%
General and administrative	6,084	9,381	(35)%	21,381	30,148	(29)%
Total selling, general and administrative expenses	$17,129	$27,828	(38)%	$65,730	$84,703	(22)%

The decrease in selling and marketing expenses for the three and nine months ended September 30, 2015, compared to the same periods in 2014, was due primarily to the efforts to reduce marketing programs cost, the reduction in the number of territories from 150 to approximately 90 in April 2015 and the initial impact of the July 2015 corporate restructuring plan, including the further reduction in the number of territories to approximately 50.

The decrease in general and administrative expenses in the three and nine months ended September 30, 2015, compared to the same periods in 2014, was primarily due to the corporate restructuring plan begun in July 2015 and decreased share-based compensation, as well as our continuing efforts to cut costs and lower spending for corporate activities and professional fees.

Research and development expense

			% Change			% Change
	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
Drug Indication/Description	2015	2014	2015 vs 2014	2015	2014	2015 vs 2014
	(In thousands, except percentages)			(In thousands, except percentages)
Qsymia for obesity	$506	$630	(20)%	$1,511	$3,743	(60)%
STENDRA for ED	84	299	(72)%	670	1,952	(66)%
Share-based compensation	(49)	337	(115)%	332	924	(64)%
Overhead costs*	991	1,308	(24)%	4,312	4,464	(3)%
Total research and development expenses	$1,532	$2,574	(40)%	$6,825	$11,083	(38)%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The decrease in total research and development expenses in the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was due primarily to the timing of the Qsymia AQCLAIM study.

We estimate the AQCLAIM study as currently designed will cost between $180.0 million and $220.0 million and could take five to six years to complete. We submitted a request for Scientific Advice to the EMA regarding use of a pre-specified interim analysis from AQCLAIM to support the resubmission of an application for a marketing authorization for Qsiva for obesity in accordance with the EU centralized marketing authorization procedure. We received feedback in 2014 from the EMA and various competent authorities of the EU Member States associated with review of the AQCLAIM CVOT protocol, and we received feedback from the FDA in late 2014 regarding the amended protocol. As a part of addressing the FDA comments, we are working with leading cardiovascular outcome trial experts in planning substantial revisions to the original design and execution of the CVOT, with the goal of reducing costs while also fulfilling the requirement of further demonstrating the long-term cardiovascular safety of Qsymia. We met in May 2015 with the FDA to provide a program update and to share our plans to modify the CVOT design. This dialog is ongoing, and we are committed to involving the FDA in reviewing alternative proposals that will satisfy the existing requirements. As one component of this clinical project, we plan to conduct and complete by 2017 a Qsymia heart rate variability study that will guide and inform the redesigned CVOT.  The total cost of this study is expected to be approximately $4.0 million. We have also initiated discussions with the FDA regarding the requirements for obtaining a new indication for the treatment of OSA.  We plan to optimize spending while pursuing these potential objectives.

There will be additional research and development expenses for post-approval studies related to Qsymia. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies.

Inventory impairment and other non-recurring charges

We periodically evaluate the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. We introduced Qsymia in September 2012, and to date post-launch sales have not met pre-launch expectations.  Collectively, the U.S. market for new branded anti-obesity pharmacotherapeutics has developed at a substantially lower rate than expected. The lower-than-anticipated Qsymia uptake and our ongoing regulatory obligations in support of the brand led to a re-

evaluation of our operations and a re-sizing of our commercial and corporate headcount. In April 2015, we reduced our sales territories from 150 to 90 and, in July 2015, we further reduced our headcount and expenses, with an objective of achieving neutral or positive operating cash flows by year-end 2016. We reduced our Qsymia sales force to fifty territories and further streamlined our headquarters headcount resulting in the elimination of approximately 60 job positions. As a result of these actions, our future sales forecast of Qsymia was reduced, resulting in inventory in excess of Qsymia projected sales.  For the nine months ended September 30, 2015, we recognized an inventory impairment charge of $29.5 million, primarily for Qsymia API inventory in excess of demand.  In addition, for the three and nine months ended September 30, 2015, we incurred severance costs of $2.5 million in connection with our July 2015 corporate restructuring plan. We expect annual savings of approximately $14.4 million in operating expenses beginning in fiscal year 2016.

In the third quarter of 2014, we incurred non-recurring charges of approximately $1.9 million related to a patent settlement with Janssen Pharmaceuticals, Inc., or Janssen, pursuant to which we paid $5.0 million in connection with the transfer and assignment of certain patents related to Qsymia from Janssen. Of the $5.0 million, approximately $1.9 million was recognized as a non-recurring expense in the condensed consolidated statements of operations as it related to a legal settlement during the quarter ended September 30, 2014. The remaining balance of approximately $3.1 million at September 30, 2014 was recorded as an intangible asset and is being amortized as cost of goods sold through their expiration dates. Additionally, in the three and nine months ended September 30, 2014, we recorded a charge of $2.2 million for finished goods and certain non-API raw materials on hand in excess of demand.

In the fourth quarter of 2013, we announced a cost reduction plan, which resulted in a 17% reduction in our workforce and incurred certain expenses associated with facilities lease costs. Most of the costs associated with these events were recognized in the fourth quarter of 2013. However, certain employee terminations were finalized in the three months ended March 31, 2014. For the nine months ended September 30, 2014, non-recurring charges for these costs were $2.1 million.

Interest and other expense (income), net

Interest and other expense (income), net for the three and nine months ended September 30, 2015 was $8.1 million and $24.9 million, respectively, compared to $8.1 million and $24.5 million for the three and nine months ended September 30, 2014, respectively. Interest and other expense (income), net consists primarily of interest expense and the amortization of issuance costs from our Convertible Notes and Senior Secured Notes and the amortization of the debt discount on the Convertible Notes. The increase in interest and other expense (income), net in the nine months ended September 30, 2015 as compared to the same period in 2014 was primarily due to net realized foreign exchange losses on a milestone payment received in 2015 and an increase in the amortization of the discount related to the Convertible Senior Notes.

Provision for (benefit from) income taxes

For the three and nine months ended September 30, 2015, we recorded a provision for income taxes of $1,000 and $13,000, respectively. For the three and nine months ended September 30, 2014, we recorded a tax benefit of $222,000 and $660,000, respectively. The provision for income taxes for the three and nine months ended September 30, 2015 is primarily comprised of state taxes during the period. The tax benefit for the three and nine months ended September 30, 2014 is primarily comprised of tax liabilities in certain states, offset by a tax refund received from the state of New Jersey, as a result of a settlement of an audit and acceptance of a refund claim for the tax year ended December 31, 2007.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the U.S. as of September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Cash, cash equivalents and available-for-sale securities totaled $251.1 million at September 30, 2015, as compared to $299.6 million at December 31, 2014. The decrease of $48.5 million was primarily due to net cash used for operating activities.

At September 30, 2015, we had $79.5 million in cash and cash equivalents and $171.6 million in available-for-sale securities. We invest our excess cash balances in money market, U.S. government securities and highly-rated corporate debt securities, in accordance with our investment policy. At September 30, 2015, all of our cash equivalents and available-for-sale securities were invested in U.S. government securities, highly-rated corporate debt securities or money market funds. Our investment policy has the primary investment objective of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

As of September 30, 2015, accounts receivable, net of allowance for cash discount, was $14.9 million, as compared to $11.6 million at December 31, 2014.  Currently, we do not have any significant concerns related to accounts receivable or collections thereof.

Summary Cash Flows

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash provided by (used for):
Operating activities	$(41,081)	$(31,962)
Investing activities	42,680	9,881
Financing activities	(5,277)	1,982

Operating Activities.  The change in cash used for operating activities for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily due to increases in inventory spending in 2015, primarily for purchases of STENDRA API, and decreases in deferred revenue.

For the nine months ended September 30, 2015, the use of cash resulted from our net loss of $80.9 million, which was partially offset by non-cash charges of $29.5 million for inventory impairment, $12.8 million in debt issuance cost and discount amortization, and $3.0 million in non-cash share-based compensation expense. Additional cash used in operating activities resulted from changes in assets and liabilities during the quarter, including an increase of $4.1 million in inventory spending, due to increased inventory production in supporting customer demands for STENDRA, and decreases of $3.6 million in prepaid and other assets, due to the timing and nature of payments, and increases in accounts payable of $2.9 million, due to the timing of activities and vendor payments, and decreases of $2.6 million in accrued and other liabilities, due to timing.

For the nine months ended September 30, 2014, the use of cash resulted from our net loss of $57.2 million, which was partially offset by non-cash charges of $2.2 million for inventory impairment, $11.8 million in debt issuance cost and discount amortization,  and $7.8 million in non-cash share-based compensation expense. Additional cash used in operating activities resulted from changes in assets and liabilities during the quarter, including a $14.9 million increase in accounts receivable primarily as a result of the timing of the receipt of a milestone payment, and a $5.6 million decrease in accounts payable, accruals and other liabilities due to the timing of activities and vendor payments. Partially offsetting these uses of funds in operating activities were sources of funds from a $10.0 million net decrease in prepaid expenses and other assets, which was primarily comprised of medical affairs, sales and marketing activities for Qsymia, and a $8.2 million decrease in inventories, primarily for STENDRA.

Investing Activities.    Cash provided by investing activities for the nine months ended September 30, 2015 and 2014 primarily related to the timing of purchases, sales and maturity of investment securities.

Financing Activities.  Cash used for financing activities for the nine months ended September 30, 2015 related to our repayments of $5.4 million under the Senior Secured Notes. In the first nine months of 2014, cash provided by financing activities included $1.7 million in proceeds from the exercise of stock options and $0.3 million from the sale of common stock through our employee stock purchase plan.

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

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least for the next twelve months. However, we anticipate that we may require additional funding to expand the use of Qsymia through targeted patient and physician education, find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience, create a pathway for centralized approval of the marketing authorization application for Qsiva in the EU, continue the expansion of our distribution of Qsymia through certified retail pharmacy locations, conduct post-approval clinical studies for both Qsymia and STENDRA, conduct non-clinical and clinical research and development work to support regulatory submissions and applications for our future investigational drug candidates, finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, to fund operating expenses, establish additional or new manufacturing and marketing capabilities, and manufacture quantities of our drugs and investigational drug candidates and to make payments under our existing license and supply agreements for STENDRA.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences pursuant to indemnification agreements, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, stockholder suits and tax matters and as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of September 30, 2015.

Contractual Obligations

During the nine months ended September 30, 2015, there were no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2014, filed with the SEC on February 25, 2015, other than the fulfillment of existing obligations in the ordinary course of business, and a reduction of approximately $13.4 million in 2015 purchase obligations due to the termination of our agreement with PDI, effective on August 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest Rate Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements and foreign currency exchange risk. Our cash, cash equivalents and available-for-sale securities as of September 30, 2015, consisted primarily of money market funds and U.S. Treasury securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our market risk associated with interest rate movements is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at September 30, 2015, by approximately $1.0 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Related Litigation

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal. With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, in an action captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action. In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. By Order dated June 18, 2015, the Court granted defendants’ motion to dismiss the complaint in its entirety, but granted plaintiffs leave to amend their pleading.  Plaintiffs filed their Second Amended Complaint on August 14, 2015, and defendants moved to dismiss on October 2, 2015.  Briefing will conclude in late 2015, and oral argument is set for January 14, 2016.  The Company and the defendant former officers and directors cannot predict the outcome of the motion to dismiss or the lawsuit generally, but believe that the lawsuit is without merit and intend to continue vigorously to defend against the claims.

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

On January 21, 2015, the Company received a second Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 8,895,057 and 8,895,058) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, or offer for sale of a generic form of Qsymia. On March 4, 2015, the Company filed a second lawsuit in the U.S. District Court for the District of New Jersey against Actavis (Case No. 15-1636 (SRC)(CLW)) in response to the second Paragraph IV certification notice on the basis that Actavis’ submission of their ANDA constitutes infringement of one or more claims of the patents-in-suit. The two lawsuits against Actavis have been consolidated into a single suit (Case No. 14-3786 (SRC)(CLW)).

On July 7, 2015, the Company received a third Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia  (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, or offer for sale of a generic form of Qsymia.  On August 17, 2015, the Company filed a third lawsuit in the U.S. District Court for the District of New Jersey against Actavis (Case No. 15-6256 (SRC)(CLW)) in response to the third Paragraph IV certification notice on the basis that Actavis’ submission of their ANDA constitutes infringement of one or more claims of the patents-in-suit.

On March 5, 2015, the Company received a Paragraph IV certification notice from Teva Pharmaceuticals USA, Inc. indicating that it filed an ANDA with the FDA, requesting approval to market a generic version of Qsymia and contending that eight patents listed for Qsymia in the Orange Book at the time of the notice (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, 8,580,299, 8,895,057 and 8,895,058 (collectively “patents-in-suit”)) are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of Qsymia as described in their ANDA. On April 15, 2015, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Teva Pharmaceutical USA, Inc. and Teva Pharmaceutical Industries, Ltd., collectively referred to as Teva. The lawsuit (Case No. 15-2693 (SRC)(CLW)) was filed on the basis that Teva’s submission of their ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of Qsymia prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

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

On August 5, 2015, the Company received a second Paragraph IV certification notice from Teva contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, or offer for sale of a generic form of Qsymia. On September 18, 2015, the Company filed a second lawsuit in the U.S. District Court for the District of New Jersey against Teva (Case No. 15-6957(SRC)(CLW)) in response to the second Paragraph IV certification notice on the basis that Teva’s submission of their ANDA constitutes infringement of one or more claims of the patents-in-suit.

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

Since 2013, there have been significant changes in our management.  For example, several members of management have departed the Company, including our President in September 2013, our Chief Financial Officer in December 2013, our Vice President, U.S. Operations and General Manager in May 2014, our Chief Financial Officer and Chief Accounting Officer in September 2015 and the upcoming departure of our Vice President, Clinical Development in December 2015.  In addition, we commenced corporate restructuring plans in November 2013 and July 2015 that resulted in significant reductions in our workforce.  These changes, and the potential for additional changes to our management, organizational structure and strategic business plan, may cause speculation and uncertainty regarding our future business strategy and direction. These changes may cause or result in:

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

•	ensure that the entire supply chain for Qsymia and avanafil, from APIs to finished products, efficiently and consistently delivers Qsymia and avanafil to customers; and

•	manage our internal sales force and internal commercial team in their commercialization efforts for Qsymia.

Prior to the commercialization of Qsymia, we have not had any commercial products since the divestiture of MUSE® in November 2010. While our management and key personnel have significant experience developing, launching and commercializing drugs at VIVUS and at other companies, we cannot be certain that we will be successful. If we are unable to successfully commercialize Qsymia, our ability to generate product sales will be severely limited, which will have a material adverse impact on our business, financial condition, and results of operations.

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

On July 30, 2015, we announced a corporate restructuring plan that reduced our headcount and expenses, with an objective of achieving neutral or positive operating cash flows by year-end 2016. We reduced our Qsymia sales territories to 50 and streamlining further our headquarters headcount resulting in the elimination of approximately 60 job positions. Consequently, our future sales forecast for Qsymia was reduced and has resulted in excess inventory as disclosed in Note 5 to the financial statements. In addition, we incurred charges for severance of approximately $2.5 million in the third quarter of 2015. We expect annual savings of approximately $14.4 million in operating expenses beginning in fiscal year 2016.

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

We have license and commercialization agreements for STENDRA or SPEDRA with Menarini, Endo and Sanofi.  In determining our royalty revenue from such agreements, we rely on our collaboration partners to provide accounting estimates and reports for various discounts and allowances, including product returns.  As a result of fluctuations in inventory, allowances and buying patterns, actual sales and product returns of STENDRA or SPEDRA in particular reporting periods may be affected, resulting in the need for our commercialization partners to adjust or restate their accounting estimates set forth in the reports provided to us. For example, in April 2015, we were informed by Endo that Endo had revised its accounting estimate for STENDRA return reserve related to sales made in 2014. Under the terms of our license and commercialization agreement, adjustments to the return reserve can be deducted from reported net revenue. As a result, in the nine months ended September 30, 2015, we recorded an adjustment of $1.2 million to reduce our royalty revenue on net sales of STENDRA. The reduction in royalty revenue resulted in an increase to net loss of $1.2 million, or $0.01 per share, for the nine months ended September 30, 2015.  Such adjustments or restatements may materially and negatively affect our financial position and results of operations.

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

We have significant inventories on hand and, for the nine months ended September 30, 2015 and the years ended December 31, 2014 and 2013, we recorded inventory impairment and commitment fees totaling $29.5 million, $2.2 million and $10.2 million, respectively, primarily to write off excess inventory related to Qsymia.

We maintain significant inventories and evaluate these inventories on a periodic basis for potential excess and obsolescence. During the nine months ended September 30, 2015 and the years ended December 31, 2014 and 2013, we recognized total charges of $29.5 million, $2.2 million and $10.2 million, respectively, primarily for Qsymia inventories on hand in excess of demand. The inventory impairment charges were based on our analysis of current Qsymia inventory on hand and remaining shelf life, in relation to our projected demand for the product. The current FDA-approved commercial product shelf life for Qsymia is 36 months. STENDRA is approved in the U.S. and SPEDRA is approved in the EU for 48 months of commercial product shelf life.

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

We currently do not have supply agreements for topiramate or phentermine, which are APIs used in Qsymia. We cannot guarantee that we will be successful in entering into supply agreements on reasonable terms or at all or that we will be able to obtain or maintain the necessary regulatory approvals for potential future suppliers in a timely manner or at all.

We anticipate that we will continue to rely on single-source suppliers for phentermine and topiramate for the foreseeable future. Any production shortfall on the part of our suppliers that impairs the supply of phentermine or topiramate could have a material adverse effect on our business, financial condition and results of operations. If we are unable to obtain a sufficient quantity of these compounds, there could be a substantial delay in successfully developing a second source supplier. An inability to continue to source product from any of these suppliers, which could be due to regulatory actions or requirements affecting the supplier, adverse financial or other strategic developments experienced by a supplier, labor disputes or shortages, unexpected demands or quality issues, could adversely affect our ability to satisfy demand for Qsymia, which could adversely affect our product sales and operating results materially, which could significantly harm our business.

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

As part of the approval of Qsymia, we are required to conduct several post-marketing studies, including a study to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, or AQCLAIM, studies to assess the safety and efficacy of Qsymia for weight management in obese pediatric and adolescent subjects, studies to assess drug utilization and pregnancy exposure and a study to assess renal function. We estimate the AQCLAIM study as currently designed will cost between $180 million and $220 million and the study could take as long as five to six years to complete. On September 20, 2013, we submitted to the EMA a request for Scientific Advice regarding use of a pre-specified interim analysis from the AQCLAIM cardiovascular outcomes trial to support the resubmission of the Marketing Authorization Application, or MAA, for Qsiva for the treatment of obesity in accordance with the centralized marketing authorization procedure in the EU. Based on feedback from the EMA CHMP, as well as various EU Member State competent authorities associated with review of the AQCLAIM trial application, the protocol has been revised and resubmitted to the FDA. We are now working with leading cardiovascular outcome trial experts in planning substantial revisions to the original design and execution of the CVOT, with the goal of reducing costs while also fulfilling the requirement of further demonstrating the long-term cardiovascular safety of Qsymia. We met recently with the FDA to provide a program update and to share our plans to modify the CVOT design. This dialog is ongoing, and we are committed to involving the FDA in reviewing alternative proposals that will satisfy the existing requirements. As one component of this clinical project, we plan to conduct and complete by 2017 a Qsymia heart rate variability study that will guide and inform the redesigned CVOT.  The total cost of this study is expected to be approximately $4.0 million. There can be no assurance that we will be successful in developing a further revised protocol or that any such revised protocol will reduce the costs of the study or obtain FDA or EMA agreement that it will fulfill the requirement of demonstrating the long-term cardiovascular safety of Qsymia. Furthermore, there can be no assurance that the FDA or EMA will not request or require us to provide additional information or undertake additional preclinical studies and clinical studies or retrospective observational studies.

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

Although Qsymia is a once-a-day, proprietary extended-release formulation, both of the approved APIs (phentermine and topiramate) that are combined to produce Qsymia are commercially available as drug products at prices that together are lower than the price at which we sell Qsymia. In addition, the distribution and sale of these drug products is not limited under a REMS program, as is the case with Qsymia. Further, the individual drugs contained in the Qsymia formulation are available in retail pharmacies and neither has a Pregnancy Category X, which is used to indicate that the risks involved in the use of the drug in pregnant women clearly outweigh potential benefits, as is the case with Qsymia. We cannot be sure that physicians will view Qsymia as sufficiently superior to a treatment regimen of Qsymia’s individual APIs to justify the significantly higher cost for Qsymia, and they may prescribe the individual generic drugs already approved and marketed by other companies instead of our combination drug. Although our U.S. and European patents contain composition, product formulation and method-of-use claims that we believe protect Qsymia, these patents may be ineffective or impractical to prevent physicians from prescribing, or pharmacists from dispensing, the individual generic constituents marketed by other companies instead of our combination drug. Phentermine and topiramate are currently available in generic form, although the doses used in Qsymia are currently not available. In the third quarter of 2013, Supernus Pharmaceuticals, Inc. launched Trokendi XR™ and in the second quarter of 2014, Upsher-Smith Laboratories, Inc. launched Qudexy™. Both products provide an extended-release formulation of the generic drug topiramate that is indicated for certain types of seizures and migraines. Topiramate is not approved for obesity treatment, and phentermine is only approved for short-term treatment of obesity. However, because the price of Qsymia is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components outside of their approved indication, instead of for our combination drug, and this may limit how we price or market Qsymia. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the U.S. are prepared to pay for Qsymia, which could also limit market and patient acceptance of our drug and could negatively impact our revenues.

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

The FDCA provides that an ANDA and an innovator drug with a REMS with Elements to Assure Safe use, like Qsymia, must use a single shared REMS system to assure safe use unless FDA waives this requirement and permits the ANDA holder to implement a separate but comparable REMS. We cannot predict the outcome or impact on our business of any future action that we may take with regard to sharing our REMS program or if the FDA grants a waiver allowing the generic competitor to market a generic drug with a separate but compatible REMS.

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

We have received notices of ANDA filings for Qsymia submitted by generic drug companies. These ANDA filings assert that a generic form of Qsymia would not infringe on our issued patents. As a result of these filings, we have commenced litigation to defend our patent rights, which is expected to be costly and time-consuming and, depending on the outcome of the litigation, we may face competition from lower cost generic or follow-on products in the near term.

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

We have received a Paragraph IV certification notice from Actavis Laboratories FL, Inc., or Actavis, contending that our patents listed in the Orange Book for Qsymia (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia. In response to this notice, we have filed suit to defend our patent rights. We have received a second Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 8,895,057 and 8,895,058) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia. In response to this second notice, we have filed a second lawsuit against Actavis. The lawsuits have been consolidated into a single suit. We have received a third Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia. In response to this third notice, we have filed a third lawsuit against Actavis.

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

We have also received a Paragraph IV certification notice from Teva Pharmaceutical USA, Inc. and Teva Pharmaceutical Industries, Ltd. (collectively, Teva) contending that eight of our patents listed in the Orange Book for Qsymia (U.S. Patents 7,056,890, 7,533,818, 7,659,256, 7,659,256, 7,674,776, 8,580,298, 8,580,299, 8,895,057, and 8,895,058) are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of Qsymia. In response to this notice, we have filed suit against Teva to defend our patent rights.  We have received a second Paragraph IV certification notice from Teva contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia.  In response to this second notice, we have filed a second lawsuit against Teva.

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

In May 2013, we closed an offering of $220.0 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. In May 2013, we closed on an additional $30.0 million of Convertible Notes upon exercise of an option by the initial purchasers of the Convertible Notes. Total net proceeds from the Convertible Notes were approximately $241.8 million. The Convertible Notes are convertible into approximately 16,826,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 67.3038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $14.858 per share, subject to adjustment under certain conditions. On October 8, 2015, IEH Biopharma LLC, a subsidiary of Icahn Enterprises L.P., announced that it had received tenders for $170,165,000 of the aggregate principal amount of our Convertible Notes in its previously announced cash tender offer for any and all of the outstanding Convertible Notes. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

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

At September 30, 2015, we had $79.5 million in cash and cash equivalents and $171.6 million in available-for-sale securities. While at September 30, 2015, our excess cash balances were invested in money market, U.S. Treasury securities and corporate debt securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. Although the U.S. Congress was able to resolve the debt ceiling issue in time to avoid default, the major credit rating agencies have expressed their ongoing concern about the high levels of debt that the U.S. government has taken on. Standard & Poor’s announced that it had revised its outlook on the long-term credit rating of the U.S. to negative, which could affect the trading market for U.S. government securities. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities or corporate debt securities as of September 30, 2015. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit

Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

Furthermore, on March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal. With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, in an action captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action. In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. By Order dated June 18, 2015, the Court granted defendants’ motion to dismiss the complaint in its entirety, but granted plaintiffs leave to amend their pleading. Plaintiffs filed their Second Amended Complaint on August 14, 2015, and defendants moved to dismiss on October 2, 2015. Briefing will conclude in late 2015, and oral argument is set for January 14, 2016. The Company and the defendant former officers and directors cannot predict the outcome of the motion to dismiss or the lawsuit generally, but believe that the lawsuit is without merit and intend to continue vigorously to defend against the claims.

The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to payment of our self-insured retention and the policies’ terms and conditions.

We have an accumulated deficit of $824.2 million as of September 30, 2015, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $824.2 million for the period from our inception through September 30, 2015, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income may be limited.

As of December 31, 2014, we had approximately $622.1 million and $299.2 million of net operating loss, or NOL, carryforwards with which to offset our future taxable income for federal and state income tax reporting purposes, respectively. We used $121.2 million federal and $32.2 million state NOLs to offset our year ended December 31, 2007 federal and state taxable income, which included the $150.0 million in gain recognized from our sale of Evamist®. Utilization of our net operating loss and tax credit carryforwards, or tax attributes, may be subject to substantial annual limitations provided by the Internal Revenue Code and similar state provisions to the extent certain ownership changes are deemed to occur. Such an annual limitation could result in the expiration of the tax attributes before utilization. The tax attributes reflected above have not been reduced by any limitations. To the extent it is determined upon completion of the analysis that such limitations do apply, we will adjust the tax attributes accordingly. We face the risk that our ability to use our tax attributes will be substantially restricted if we undergo an “ownership change” as defined in Section 382 of the U.S. Internal Revenue Code, or Section 382. An ownership change under Section 382 would occur if “5-percent shareholders,” within the meaning of Section 382, collectively increased their ownership in the Company by more than 50 percentage points over a rolling three-year period. We have not completed a recent study to assess whether any change of control has occurred or whether there have been multiple changes of control since the Company’s formation, due to the significant complexity and cost associated with the study. We have completed studies through October 31, 2014 and concluded no adjustments were required. If we have experienced a change of control at any time since our formation, our NOL carryforwards and tax credits may not be available, or their utilization could be subject to an annual limitation under Section 382. A full valuation allowance has been provided against our NOL carryforwards, and if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Accordingly, there would be no impact on the consolidated balance sheet or statement of operations.

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

Date: November 4, 2015	VIVUS, Inc.

/s/ SETH H. Z. FISCHER
Seth H. Z. Fischer
Chief Executive Officer

/s/ MARK K. OKI
Mark K. Oki
Chief Financial Officer and Chief Accounting Officer

VIVUS, INC.

INDEX TO EXHIBITS

1.	2.	3.
EXHIBIT NUMBER		DESCRIPTION

3.1(1)		Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)		Amended and Restated Bylaws of the Registrant.

3.3(3)		Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(4)		Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

3.5(5)		Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.

3.6(6)		Amendment No. 4 to the Amended and Restated Bylaws of the Registrant.

3.7(7)		Amendment No. 5 to the Amended and Restated Bylaws of the Registrant.

3.8(8)		Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(9)		Specimen Common Stock Certificate of the Registrant.

4.2(10)		Preferred Stock Rights Agreement dated as of March 27, 2007, between the Registrant and Computershare Investor Services, LLC.

4.3(11)		Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.

4.4(12)		Form of 4.50% Convertible Senior Note due May 1, 2020.

10.1(13)*		Letter Agreement dated July 20, 2015, by and between the Registrant and Wesley W. Day, Ph.D.

10.2(14)*		Form of Second Amended and Restated Change of Control and Severance Agreement.

10.3*		Letter Agreement dated August 17, 2015, by and between the Registrant and Svai S. Sanford.

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

*Indicates management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, filed with the SEC on March 28, 1997.

(2)	Incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on April 20, 2012.

(3)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed with the SEC on May 8, 2013.

(4)	Incorporated by reference to Exhibit 3.4 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, filed with the SEC on May 8, 2013.

(5)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 13, 2013.

(6)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2013.

(7)	Incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on September 18, 2015.

(8)	Incorporated by reference to Exhibit 3.3 filed with the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 28, 2007.

(9)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 1996, filed with the SEC on April 16, 1997.

(10)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Registration Statement on Form 8-A filed with the SEC on March 28, 2007.

(11)	Incorporated by reference to Exhibit 4.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2013.

(12)	Incorporated by reference to Exhibit 4.2 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2013.

(13)	Incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, filed with the SEC on August 3, 2015.

(14)	Incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2015.