Form 10-K/A
period 2015-12-31
VIVUS INC
filed 2016-04-22
CIK 881524

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

          Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the common equity held by non-affiliates of the Registrant as of June 30, 2015, totaled approximately $238,937,273 based on the closing stock price as reported by the NASDAQ Global Select Market.

          As of April 15, 2016, there were 104,089,388 shares of the Registrant's common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K part
None.

EXPLANATORY NOTE

        This Amendment No. 1 to Form 10-K, or this Amendment, amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2015 originally filed on March 9, 2016, or the Original Filing, by VIVUS, Inc., a Delaware corporation. We are filing this Amendment to present the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of our fiscal year covered by the Original Filing.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Our Executive Officers

        The following table and the biographical information that follows it set forth information as of April 15, 2016 regarding our executive officers:

Name	Age	Position
Seth H. Z. Fischer	59	Chief Executive Officer and Director
Mark K. Oki	47	Chief Financial Officer and Chief Accounting Officer
John L. Slebir	50	Senior Vice President, Business Development and General Counsel and Secretary
Santosh T. Varghese, M.D.	45	Chief Medical Officer

        The biographical information of Mr. Fischer is set forth below under "Our Directors."

        Mark K. Oki has served as our Chief Financial Officer and Chief Accounting Officer since October 2015. Prior to this, Mr. Oki held the following positions at Alexza Pharmaceuticals, Inc., a publicly traded pharmaceutical company: Senior Vice President, Finance and Chief Financial Officer from July 2012 until October 2015, Principal Accounting Officer from May 2010 until October 2015, Principal Financial Officer and Secretary from December 2011 until October 2015, Vice President, Finance and Controller from February 2010 until July 2012 and Controller from April 2006 until February 2010. From June 2001 until April 2006, he served as the Controller of Pharmacyclics, Inc., a publicly traded development stage pharmaceutical company. From 1998 until 2001, Mr. Oki held several positions at Incyte Genomics, Inc., now Incyte Corporation, a publicly traded company, including most recently as Assistant Controller. From 1992 until 1997, he held several positions at Deloitte & Touche LLP, a public accounting firm. Mr. Oki holds a B.S. in Business Administration with a concentration in Accounting from San Jose State University.

        John L. Slebir has served as our Senior Vice President, Business Development and General Counsel since January 2014, and, since June 2012, he also has served as our Secretary. From June 2011 until January 2014, Mr. Slebir served as our Vice President, Business Development and General Counsel, from January 2011 until June 2011, he served as our Vice President, General Counsel, and, from September 2009 until January 2011, he served as our General Counsel on a part-time basis. From March 1999 until January 2011, Mr. Slebir served as an attorney at Wilson Sonsini Goodrich & Rosati, P.C., specializing in corporate securities and corporate governance. Prior to joining Wilson Sonsini Goodrich & Rosati, P.C., Mr. Slebir was an attorney at two prominent Bay Area law firms specialized in insurance and sporting equipment defense litigation. Mr. Slebir holds a B.A. in Communications from San Diego State University and a J.D. from Santa Clara University School of Law.

        Santosh T. Varghese, M.D. has served as our Chief Medical Officer since January 2016. Dr. Varghese served as our Vice President, Medical & Regulatory Affairs, Pharmacovigilance, and QA from October 2013 until December 2015, as our Vice President, Head of Medical Affairs, Pharmacovigilance, and Regulatory Compliance from July 2013 until October 2013, as our Head of Medical Affairs and Pharmacovigilance from April 2012 until July 2013, and as our Vice President, Head of Medical Affairs from March 2012 until April 2012. Prior to this, Dr. Varghese was Senior Vice President, Medical Affairs at Elan Pharmaceuticals, a biopharmaceutical company, from January 2011 until March 2012. From April 2010 until January 2011, Dr. Varghese served as an executive consultant in the pharmaceutical industry for medical education and pharmaceutical companies. From June 2008 until April 2010, he was Vice President Primary Care & Cardiovascular in Global Medical Affairs at Schering-Plough Corporation (now Merck & Co.), a pharmaceutical company, in addition to other senior roles at Schering-Plough Corporation from May 2006 until June 2008. From November 2000 until May 2006, he held senior roles at Aventis and Sanofi-Aventis (now Sanofi SA), a pharmaceutical company. Dr. Varghese previously served on the board of directors of the American Lung Association—New York, and was an Adjunct Associate Professor at Touro University College of Medicine (now New York Medical College). Dr. Varghese is the co-author of abstracts and journal publications in multiple therapeutic areas. Dr. Varghese holds a B.S. in Biology from Pennsylvania State University and an M.D. from St. George's University School of Medicine. He completed his medical training in the Caribbean, United States, and United Kingdom.

Our Directors

        Our board of directors, or the Board, currently consists of seven directors.

        The following table and the biographical information that follows it set forth information as of April 15, 2016 regarding our Board:

Name	Age	Position Held with the Company	First Became a Director
Seth H. Z. Fischer	59	Chief Executive Officer and Director	2013
David Y. Norton(1)(3)	64	Chairman of the Board of Directors and Director	2013
Jorge Plutzky, M.D.	57	Director	2013
Eric W. Roberts(2)(3)	52	Director	2015
Herman Rosenman(1)(2)	68	Director	2013
Allan L. Shaw(1)(2)	52	Director	2015
Mayuran Sriskandarajah(3)	36	Director	2015

(1)
Member of the Audit Committee of the Board

(2)
Member of the Compensation Committee of the Board

(3)
Member of the Nominating and Governance Committee of the Board

        Seth H. Z. Fischer has served as the Chief Executive Officer and as a director of the Company since September 3, 2013. Mr. Fischer served in positions of increasing responsibility with Johnson & Johnson, a public healthcare company, from 1983 until his retirement in 2012. Most recently, Mr. Fischer served as Company Group Chairman, Johnson & Johnson, and Worldwide Franchise Chairman, Cordis Corporation, from 2008 to 2012, which included responsibility for Cordis and Biosense Webster, and as Company Group Chairman, North America Pharmaceuticals from 2004 to 2007, which included responsibility for Ortho-McNeil Pharmaceuticals, Janssen and Scios. Prior to this position, Mr. Fischer served as President of Ortho-McNeil Pharmaceuticals from 2000 to 2004, with his operating responsibilities encompassing the commercialization of products in multiple therapeutic categories including Topamax® for epilepsy and migraine and products in the analgesic, anti-infective, cardiovascular, neurologic, psychiatric and women's health areas. Since 2013, Mr. Fischer has served on the board of BioSig Technologies, Inc., a public medical device company, and since 2013, Mr. Fischer has served as an advisor of MedHab, LLC, a medical device limited liability company. From April 2013 to September 2013, Mr. Fischer served on the board of Trius Therapeutics, Inc., a public pharmaceutical company, until it was acquired by Cubist Pharmaceuticals. Mr. Fischer holds a Bachelor of General Studies from Ohio University and served as a captain in the U.S. Air Force.

        Mr. Fischer's prior extensive executive level operational experience at Johnson & Johnson brings essential experience to the Board needed for strategic planning, product development and commercialization and operations.

        David Y. Norton has served as a director of the Company since July 19, 2013. From February 2012 until July 2012, Mr. Norton served as Interim CEO of Savient Pharmaceuticals Inc., a pharmaceutical company that filed for Chapter 11 bankruptcy in October 2013. Until his retirement in September 2011, Mr. Norton was Company Group Chairman, Global Pharmaceuticals for Johnson & Johnson, a multi-national company that manufactures pharmaceutical, diagnostic, therapeutic, surgical and biotechnology products. In this position he was responsible for leading and developing the strategic growth agenda, including the strategy for licensing, acquisitions and divestments, and ensuring alignment with its global strategic functions, research and development and commercial organizations. Mr. Norton began his Johnson & Johnson career in 1979, and held a number of positions at the company, including Company Group Chairman, Worldwide Commercial and Operations for the CNS, Internal Medicine franchise from 2006 to 2009, Company Group Chairman for the pharmaceutical businesses in Europe, the Middle East and Africa from 2004 to 2006, and Company Group Chairman for the pharmaceutical businesses in North America from 2003 to 2004. Mr. Norton also serves as a director of INC Research Holdings Inc., a global contract research organization, a director of the Global Alliance for TB Drug Development, a non-profit organization dedicated to the discovery and development of new, faster-acting and affordable tuberculosis medicines, and a member and previous Chairman of the board of directors of the American Foundation for Suicide Prevention, a non-profit organization exclusively dedicated to understanding and preventing suicide. He previously served as a director of Savient Pharmaceuticals Inc. from October 2011 until December 2013, a Senior Advisor to Tapestry Networks, a member of the board of directors of the Alliance for Aging Research, on the board of directors of the Pharmaceutical Research and Manufacturers of America, and as a committee member of the Australian Pharmaceutical Manufacturers Association. Mr. Norton is a graduate of Control Data Institute, Australia and the College of Distributive Trades, United Kingdom.

        Mr. Norton's qualifications as director include his extensive global commercial experience in the pharmaceutical and biotechnology industry and his experience serving on several boards of directors, including as Chairman of the board of a public pharmaceutical company.

        Jorge Plutzky, M.D. has served as a director of the Company since May 9, 2013. Since 1996, Dr. Plutzky has served as the Director of The Vascular Disease Prevention Program, which includes the Lipid/Prevention Clinic, in the Cardiovascular Medicine Division at Brigham and Women's Hospital, where he is also Co-Director of Preventive Cardiology. Since 1995, he has been on the faculty at Harvard Medical School and has directed a basic science laboratory focused on transcriptional mechanisms involved in adipogenesis, lipid metabolism, and diabetes, and their relationship to inflammation and atherosclerosis. Throughout his career, Dr. Plutzky has also been involved in translational clinical studies investigating links between metabolic disorders and cardiovascular disease. Dr. Plutzky has been a member of the scientific advisory boards of the Sarnoff Cardiovascular Research Foundation since 2009 and Ember Therapeutics since 2012. Dr. Plutzky has been elected to the American Society for Clinical Investigation and is a Fellow of the American College of Cardiology. Dr. Plutzky's papers have appeared in journals that include Science, PNAS, Diabetes, Lancet, Annals of Internal Medicine, and Nature Medicine. Dr. Plutzky has been involved with the U.S. Food and Drug Administration, serving both as a member of the Endocrinologic and Metabolic Drugs Advisory Committee and in advising and presenting for new drug application sponsors. He has been involved with both the American Heart Association and the American Diabetes Association. Dr. Plutzky has been recognized with the Eugene Braunwald Teaching Award, the University of Cologne's Klenk Lecture, Vanderbilt University's Rabin Lecture, Northwestern University's DeStevens Lecture and Harvard Medical School's Tucker Collins Lecture. Dr. Plutzky has served on the board of directors of Aegerion Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, since April 2015. Dr. Plutzky holds a B.A. from the University of Virginia, where he was an Echols Scholar and a member of Phi Beta Kappa, and an M.D. from the University of North Carolina, Chapel Hill. He completed research fellowships at the National Institutes of Health and the Massachusetts Institute of Technology.

        Dr. Plutzky's clinical background, medical knowledge, and science expertise in the prevention and treatment of cardiometabolic disease brings valuable and unique insight to the Board as evaluation, development and commercialization of our current and potential future products proceed.

        Eric W. Roberts has served as a director of the Company since September 15, 2015. Since January 2012, Mr. Roberts has been a founding Managing Director of Valence Life Sciences, LLC, a life sciences venture capital firm. From 2004 to 2012, Mr. Roberts was a founding Managing Director of Caxton Advantage Venture Partners, an investment firm. From 1986 to 2004, Mr. Roberts served in a variety of roles as an investment banker, including as Managing Director, Partner and Founder of the Life Sciences Department at Dillon, Read & Co. Inc., an investment bank which merged to become UBS AG, and Managing Director and Co-Head of the Global Healthcare Investment Banking Group at Lehman Brothers, a former global services financial firm. Mr. Roberts currently serves on the board of directors of Invuity, Inc., a publicly traded medical technology company, and Chinook Pharmaceuticals, a pharmaceutical company. He also served on the board of directors of Gemin X Pharmaceuticals, Inc., a biotechnology company, from 2007 through its sale to Cephalon, Inc. (now Teva Pharmaceutical Industries Ltd.) in 2011. Mr. Roberts holds a B.S. in economics from the Wharton School of the University of Pennsylvania.

        Mr. Roberts' qualifications as a director include his extensive experience as an investment banker and venture capitalist in the healthcare industry and his broad healthcare industry knowledge.

        Herman Rosenman has served as a director of the Company since July 19, 2013. Mr. Rosenman was Senior Vice President, Finance and Chief Financial Officer of Gen-Probe, Inc. (currently, Hologic, Inc.), a molecular diagnostic company, from June 2001 to October 2012. Prior to joining Gen-Probe in 2001, Mr. Rosenman was President and Chief Executive Officer of Ultra Acquisition Corp., a retail chain and consumer products manufacturer, from 1997 to 2000. In addition, he served as President and Chief Executive Officer of RadNet Management, Inc., a large healthcare provider, from 1994 to 1997, and as Executive Vice President and Chief Financial Officer for Rexene Corp., a Fortune 1000 company in the petrochemicals industry. Mr. Rosenman was previously a partner at Coopers & Lybrand (currently, PricewaterhouseCoopers LLP), where he served numerous Fortune 1,000 clients, principally in the pharmaceuticals and telecommunications industries. Mr. Rosenman currently serves on the board of directors of Oxford Immunotec Global PLC, a publicly traded diagnostics company, and Oxford Immunotec, Ltd., a diagnostics company. Mr. Rosenman also served on the board of directors of Discovery Partners International, Inc., from 2003 until its reverse-merger into Infinity Pharmaceuticals, Inc. in 2006, and thereafter Infinity Pharmaceuticals, Inc., where he served until 2007, as well as on the boards of directors of ARYx Therapeutics, Inc., from which he resigned in 2011, Emphasys Medical, Inc. and Medistem, Inc. (acquired by Intrexon Corp.). Mr. Rosenman received a B.B.A. in finance and accounting from Pace University and an M.B.A. in finance from the Wharton School of the University of Pennsylvania.

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

        Allan L. Shaw has served as a director of the Company since September 15, 2015. Since January 2016, Mr. Shaw has been the Chief Financial Officer, Treasurer and Secretary of Syndax Pharmaceuticals, Inc., a publicly listed clinical stage biopharmaceutical company. Mr. Shaw was Managing Director of Alvarez & Marsal LLC, a global professional services firm, and led their biopharmaceutical consulting practice, from December 2011 to March 2015, and supported the firm on an ad hoc basis from March 2015 to October 2015. From 2009 to 2011, he served as the Chief Financial Officer of NewLead Holdings LTD., a publicly traded global shipping company. From 2005 to 2009, he was the founder and

Senior Managing Director of Shaw Strategic Capital LLC, an international financial advisory firm, focused on providing strategic financial counsel on a wide variety of issues such as general corporate finance, mergers and acquisitions, capital structuring, licensing and capital markets. From 2002 to 2004, Mr. Shaw was the Chief Financial Officer of Serono S.A., a publicly traded global biotechnology company, and from 1994 to 2001, he was the Chief Financial Officer of Viatel, Inc., a publicly traded international communications company. Mr. Shaw serves on the board of directors of Akari Therapeutics, Plc., a publicly traded biopharmaceutical company, and Edith & Carl Marks JCH of Bensonhurst, a non-profit organization. He also served on the board of directors of the Central New York Biotech Accelerator (formerly Central New York—Biotech Research Center) from 2009 to 2013, NewLead Holdings LTD. from 2009 to 2011, Navios Maritime Holdings, Inc. from 2005 to 2010, Serono S.A. as an Executive Management Board Member from 2002 to 2004 and Viatel Inc. from 1996 to 2002. He has contributed to several corporate governance books and is a member of the American Institute of Certified Public Accountants, New York Society of Certified Public Accountants and Corporate Directors Group. Mr. Shaw received a B.S. from the State University of New York (Oswego College) and is a certified public accountant in the State of New York.

        Mr. Shaw's qualifications as a director include his extensive leadership experience as a Chief Financial Officer, his diverse industry background in companies of ranging sizes, and his broad base of expertise with capital markets and operational expertise with a view toward corporate governance, risk management and leadership.

        Mayuran Sriskandarajah has served as a director of the Company since September 15, 2015. Mr. Sriskandarajah is a founding partner and Managing Director of Sarissa Capital Management LP, a registered investment advisor formed in 2012. Sarissa Capital focuses on improving the strategies of companies to better provide shareholder value. From 2005 to 2010, Mr. Sriskandarajah served as an Investment Analyst at Icahn Capital, an entity through which Carl C. Icahn conducts his investment activities, and in 2011, he served as a consultant at Icahn Capital. Prior to Icahn Capital, he served as a consultant at Bain & Company, a management consulting firm, from 2002 to 2005. Prior to this, Mr. Sriskandarajah served as an investment banker at Wasserstein Perella & Company, an investment bank. Mr. Sriskandarajah served on the board of directors of Emmaus Life Sciences, Inc., a privately-held pharmaceutical company, from 2014 to 2015. He also served on the board of directors of Viskase Companies, Inc., a publicly-traded provider of casings and various plastic products for food processors, from 2006 to 2010. He received an A.B. degree from Brown University.

        Mr. Sriskandarajah's qualifications as a director include his significant experience in finance, investing and overseeing company operations, particularly within the healthcare industry.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file certain reports of ownership with the SEC. Such officers, directors and stockholders are also required by SEC rules to provide us with copies of all Section 16(a) forms that they file. Based solely on our review of copies of such forms received by us or on written representations from reporting persons that no other reports were required during the fiscal year ended December 31, 2015, we believe that during 2015, all of our executive officers, directors and 10% stockholders timely complied with all Section 16(a) filing requirements except as follows: (i) on April 20, 2016, John L. Slebir, Senior Vice President, Business Development and General Counsel and Secretary, filed one late Form 4 reporting the sale of shares to satisfy tax liability due upon the vesting of restricted stock units; (ii) on April 20, 2016, Wesley W. Day, Ph.D., former Vice President, Clinical Development, and Guy P. Marsh, former Vice President, U.S. Operations and General Manager, each filed a late amendment to a prior Form 4 in lieu of filing a late Form 4 to report the sale of shares to satisfy tax liability due upon the vesting of restricted stock units; and (iii) on April 11, 2016, Santosh T.

Varghese, M.D., Chief Medical Officer, filed one late Form 4 reporting the sale of shares to satisfy tax liability due upon the vesting of restricted stock units.

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

Audit Committee

        We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee's main function is to oversee our accounting and financial reporting processes, internal system of control, independent registered public accounting firm relationships and the audits of our financial statements. The Audit Committee consists of directors Norton, Rosenman and Shaw, none of whom is an employee of the Company and each of whom is independent within the meaning of Rule 5605 of the NASDAQ listing rules and the independence requirements of Rule 10A-3 of the Exchange Act, in each case as currently in effect. The Board has determined that Mr. Rosenman is an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K. Mr. Rosenman serves as Chairman of the Audit Committee.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis discusses:

  •
  the elements of our compensation programs applicable to the named executive officers for 2015;

  •
  the actions taken in 2015 with respect to compensation for the named executive officers; and

  •
  the compensation of our named executive officers during 2015.

        We refer to the following individuals as our "named executive officers" for 2015:

Name	Title
Seth H. Z. Fischer	Chief Executive Officer
Mark K. Oki	Chief Financial Officer and Chief Accounting Officer
John L. Slebir	Senior Vice President, Business Development and General Counsel and Secretary
Santosh T. Varghese, M.D.	Chief Medical Officer
Wesley W. Day, Ph.D.	Former Vice President, Clinical Development
Johann Noor Mohamed	Former Interim Chief Financial Officer and Interim Chief Accounting Officer
Svai S. Sanford	Former Chief Financial Officer and Chief Accounting Officer

General Philosophy

        We compensate our named executive officers through a combination of base salary, cash bonus and equity compensation designed to be competitive with comparable companies. Our core objective is to attract, retain, reward and motivate our named executive officers and to align our performance with the long-term interests of our stockholders. We evaluate our compensation based on a number of factors, including corporate and individual performance. While challenges remain within the obesity pharmacotherapy market, in particular with respect to the tendency on the part of healthcare providers to treat symptoms of obesity rather than the disease itself, a narrow focus on certain patient types for treatment, historically low third party insurance coverage, and the continued exclusion of anti-obesity medications from Medicare Part D, in 2015, we were able to make progress on a number of areas, including financial results—growth in total prescriptions and net revenue for Qsymia, while reducing our selling, general and administrative, or SG&A, expenses. Qsymia total prescription volume grew approximately 6% in 2015, compared to 2014, and Qsymia net revenue grew over 21% in the same period. Total Qsymia and STENDRA product and supply revenue was $81.3 million in 2015, compared to $71.8 million in 2014. For the same period, total SG&A expense was $79.4 million in 2015, compared to $111.5 million in 2014, a decrease of 29%.

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

        In determining the compensation for our named executive officers, we, in connection with consulting with our compensation consultant, Radford, an Aon Company, or Radford, consider a number of factors, including information regarding comparably sized companies in the biotechnology and pharmaceutical industries in the United States. We also consider the seniority level of the employee, and the employee's overall performance and contribution to the Company. Especially with respect to the compensation of our Chief Executive Officer, we also consider our performance and the anticipated difficulty of replacing the Chief Executive Officer with someone of comparable experience and skills. In addition, we have experienced changes in our management team recently.

Executive Compensation Program Objectives

  Executive Compensation Programs

        Our Compensation Committee relies on experience with other companies in our industry and third-party industry compensation surveys, including those compiled and periodically provided to the Compensation Committee by Radford, executive compensation data as reported in peer company proxies, and internally generated comparisons of the various elements of total compensation to peer group companies, or the Peer Group, to determine base salary, performance-based cash bonuses and performance-based equity awards and the portion of total compensation each element should comprise. We believe that a larger portion of our named executive officers' compensation should be based on performance than that of our lower-level employees. Consistent with our compensation philosophy, we have structured each element of our compensation program as described below.

        We design our base pay to provide the essential reward for an employee's work. Once base pay levels are determined, annual increases in base pay are provided to recognize an employee's expanded role and capabilities, specific performance achievements and contributions. Adjustments may also be made for changes in comparable peer company compensation levels.

        We also utilize annual cash bonuses to compensate employees for the achievement of corporate objectives as well as an employee's outstanding results while allowing us to remain competitive with other companies.

        We utilize equity-based compensation to ensure that we have the ability to retain employees over a longer period of time and to provide employees with a form of reward that aligns their interests with those of our stockholders. Employees whose skills and results we deem to be critical to our long-term success are eligible to receive higher levels of equity-based compensation. In 2015, our annual equity-based compensation included a mix of stock options and restricted stock units due to our stock price volatility, our current share reserves under our 2010 Equity Incentive Plan and our goal of further incentivizing our employees. The annual equity awards typically vest over a period of four years, providing a long-term incentive to our employees as they work on multi-year commercialization and drug development programs. The restricted stock unit grants to Messrs. Fischer, Slebir, Noor Mohamed and Sanford and Dr. Varghese in August 2015, which were part of an employee retention plan, vest pursuant to the following 18-month schedule commencing on July 31, 2015: 50% on July 31, 2016 and 50% on December 31, 2016, subject to each such individual continuing to be a Service Provider (as defined in the Company's 2010 Equity Incentive Plan) with the Company on each such date.

        Core benefits, such as our basic health benefits, 401(k) program, disability and life insurance plans, are designed to provide support to employees and their families and to be competitive with other companies in our industry.

  Our Peer Group

        For determining 2015 compensation levels, our Compensation Committee, after consulting with Radford, chose a group of 20 companies to include in the Peer Group based on their similarity to us in terms of industry focus, stage of development in transitioning from a development stage company to a commercial company, market capitalization size, revenues, financial position, entity size, pharmaceutical assets, business strategy, and the geographical location of the talent pool with which we compete. The market data for the Peer Group was drawn from publicly available documents. Additional compensation data for our Chief Executive Officer was obtained from the Radford Global Life Sciences Survey, which was provided to the Compensation Committee by Radford. For 2015, the Peer Group, which was determined by the Compensation Committee after consulting with Radford, consisted of the following companies:

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

  Stockholder Say-on-Pay Votes

        In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, we held a non-binding stockholder vote at our 2015 Annual Meeting of Stockholders, or the 2015 Annual Meeting, on our 2014 executive compensation practices. The Compensation Committee, while not bound to act on a negative vote, carefully considers the opinion of its stockholders in making compensation decisions. The stockholders voted to approve, on an advisory basis, our 2014 executive compensation at the 2015 Annual Meeting. In light of such approval and after careful consideration, the Compensation Committee did not make any material changes to the Company's executive compensation practices. In alignment with our philosophy on stockholder say-on-pay, and with the results of the say-on-pay frequency vote held in 2011, we intend to continue to hold non-binding stockholder say-on-pay votes annually.

Executive Compensation Components

        We have structured each element of our compensation package as follows:

  Base Salary

        We determine our named executive officers' salaries based on job responsibilities and individual experience, and we benchmark the amounts we pay against comparable competitive market compensation for similar positions within our Peer Group and industry. Specifically, we utilize information obtained from our comparison of Peer Group compensation data and the annual Radford Global Life Sciences Survey, or the Comparison Data. Our Compensation Committee reviews the salaries of our named executive officers annually, and our Compensation Committee grants increases in salaries based on a review of the Comparison Data and of individual performance during the prior calendar year provided that any increases are within the guidelines determined by the Compensation Committee for each position. Guidelines are adjusted and modified on an annual basis based on information obtained from our review of the Comparison Data, as well as from our Compensation Committee's and management's experience and general employment market conditions for our industry and geographic area. Increases in base salary are based on individual performance as merit increases and on the Comparison Data as market increases; such increases are not automatic or guaranteed.

        In January 2015, our Compensation Committee reviewed base salaries for our named executive officers. The Compensation Committee considered a number of factors in setting the 2015 base salaries for our named executive officers, including the status of the commercial launch of Qsymia® as a treatment for obesity in the United States and the status of the commercial launch of STENDRA® and SPEDRA™ in the United States and the European Union. For STENDRA, we use the trade name

SPEDRA in the European Union and certain other territories outside the United States; throughout this Amendment, we refer to STENDRA and SPEDRA as STENDRA. In addition, the Compensation Committee reviewed the Comparison Data and the individual performance of our named executive officers during the prior calendar year. Following the Compensation Committee's review, Messrs. Slebir, Noor Mohamed and Sanford and Drs. Varghese and Day received merit increases to their base salaries based on individual performance, Mr. Fischer received a merit increase to his base salary based on individual performance and a market increase to his base salary based on a review of the Comparison Data, and Mr. Oki joined the Company in 2015 and therefore did not receive any increase to his base salary.

        The table below provides the base salary for each named executive officer:

Name	2015 Increase to Base Salary	2015 Base Salary ($)
Seth H. Z. Fischer(1)	3.8%	675,000
Mark K. Oki(2)	—%	350,000
John L. Slebir	3.2%	438,800
Santosh T. Varghese, M.D.	2.6%	395,000
Wesley W. Day, Ph.D.(3)	1.9%	440,600
Johann Noor Mohamed(4)	3.2%	221,900
Svai S. Sanford(5)	3.5%	362,300

(1)
Includes a $3,900 market adjustment increase. Actual amount of merit increase was 3.2%.

(2)
Mr. Oki was appointed as the Company's Chief Financial Officer and Chief Accounting Officer effective as of October 19, 2015.

(3)
Dr. Day served as the Company's Vice President, Clinical Development from November 2005 until December 31, 2015.

(4)
In June 2015, Mr. Noor Mohamed's base salary was increased to $250,000. Mr. Noor Mohamed served as the Company's interim Chief Financial Officer and interim Chief Accounting Officer from October 1, 2015 until October 19, 2015. Mr. Noor Mohamed resigned from the position of interim Chief Financial Officer and interim Chief Accounting Officer and resumed his service as the Company's Vice President and Corporate Controller on October 19, 2015, and his employment later terminated with the Company on October 30, 2015.

(5)
Mr. Sanford served as the Company's Chief Financial Officer and Chief Accounting Officer until September 30, 2015. His service as the Company's Chief Financial Officer began in January 2015, and his service as the Company's Chief Accounting Officer began in December 2013. From November 2013 until January 2015, Mr. Sanford served as the Company's interim Chief Financial Officer.

  Cash Bonus Plan

        Annual Bonus Plan.    We awarded cash bonuses under the Annual Bonus Plan to our named executive officers based on our overall corporate performance, achievement of general corporate performance objectives established by our Board of Directors in June 2015 and individual performance. The cash bonuses are based on an end-of-year assessment by our Compensation Committee. The corporate performance and the achievement of corporate objectives determine the percent of the eligible cash bonus to be paid to each named executive officer. Each named executive officer's individual performance is reviewed to determine how such named executive officer's performance contributed to our overall corporate performance and achievement of corporate performance objectives. The Compensation Committee uses this information to determine the named executive officer's cash bonus award, such that the percent of the eligible bonus to be paid to a named executive officer may be increased, decreased or eliminated based on the individual performance review. Cash bonuses under the Annual Bonus Plan are awarded on a discretionary basis, and the Compensation Committee may modify, eliminate or adjust corporate objectives at any time, thereby ensuring that employees are compensated for performance.

        On August 3, 2015, our Compensation Committee determined that the Annual Bonus Plan for 2015 would be funded at a minimum of 80% of the eligible cash bonus potential. The actual cash bonus payouts in January 2016 under the Annual Bonus Plan for each eligible employee were based on the eligible employee's individual performance and contribution to the Company's overall corporate performance. The Compensation Committee determined each eligible employee's cash bonus award based on the eligible employee's individual performance review, such that the percent of the eligible bonus awarded to each eligible employee could be increased, decreased or eliminated entirely based on that review. The funding of the Annual Bonus Plan above the 80% minimum approved on August 3, 2015 was subject to the Company's overall corporate performance and the achievement of general corporate performance objectives established by the Board.

        For 2015, our corporate performance objectives as approved by our Board in June 2015, were as follows:

  •
  obtaining or exceeding the net Qsymia revenue goal for 2015 (including potential to achieve this goal at 105% if the specified net Qsymia revenue goal for 2015 is exceeded by a certain amount), obtaining or exceeding the total Qsymia prescriptions goal for 2015, obtaining or exceeding the Qsymia per prescription net revenue goal for 2015 (excluding free-trial offer prescriptions), and managing total selling and marketing expense at or below the goal amount for 2015;

  •
  completing technology transfer for Sanofi Chimie avanfil active pharmaceutical ingredient and Sanofi Winthrop Industrie avanafil tablet, completing a partnership arrangement for avanafil in Latin America, and exploring alternatives to monetize avanafil royalty and milestone payments;

  •
  achieving a Qsymia Risk Evaluation and Mitigation Strategy goal;

  •
  exploring certain regulatory pathway goals for Qsymia development and seeking certain other research and development product pipeline goals; and

  •
  achieving certain compliance excellence goals and certain human resources goals.

In the Compensation Committee's opinion, the Company succeeded in meeting the following corporate objectives:

  •
  obtaining or exceeding the net Qsymia revenue goal for 2015 (including achieving this goal at 105% because the specified net Qsymia revenue goal for 2015 was exceeded by a sufficient amount), obtaining or exceeding the total Qsymia prescriptions goal for 2015, obtaining or exceeding the Qsymia per prescription net revenue goal for 2015 (excluding free-trial offer prescriptions), and managing total selling and marketing expense at or below the goal amount for 2015;

  •
  completing technology transfer for Sanofi Chimie avanfil active pharmaceutical ingredient and Sanofi Winthrop Industrie avanafil tablet, and exploring alternatives to monetize avanafil royalty and milestone payments;

  •
  exploring certain regulatory pathway goals for Qsymia development; and

  •
  achieving certain compliance excellence goals and certain human resources goals.

Further, in the Compensation Committee's opinion, the Company succeeded, in part, in meeting the following corporate objective:

  •
  achieving a Qsymia Risk Evaluation and Mitigation Strategy goal.

Based on the achievements in 2015, the Compensation Committee determined that bonuses under the Annual Bonus Plan equaling 87.5% of the eligible cash bonus potential would be paid for 2015 to our eligible employees under the plan, including our named executive officers.

        The table below provides the target bonus for each named executive officer who participated in the Annual Bonus Plan for 2015 and the executive's actual bonus amount:

Name	2015 Target Bonus as a Percentage of Base Salary	2015 Target Bonus ($)	2015 Maximum Bonus as a Percentage of Base Salary	2015 Maximum Bonus ($)(1)	2015 Actual Bonus as a Percentage of Base Salary	2015 Actual Bonus ($)
Seth H. Z. Fischer	80%	540,000	80%	540,000	70%	472,500
Mark K. Oki(2)	40%	28,000	40%	28,000	6%	20,825
John L. Slebir	50%	219,400	50%	219,400	44%	191,975
Santosh T. Varghese, M.D.	40%	158,000	40%	158,000	35%	138,250
Wesley W. Day, Ph.D.(3)	40%	176,240	40%	176,240	—%	—
Johann Noor Mohamed(4)	38%	83,334	38%	83,334	—%	—
Svai S. Sanford(5)	40%	144,920	40%	144,920	—%	—

(1)
If all of the Company's corporate performance objectives are achieved including that the specified net Qsymia revenue goal is exceeded by a certain amount, the Compensation Committee may in its discretion for purposes of calculating a named executive officer's bonus deem the named executive officer's base salary to be 105% of the named executive officer's actual base salary, or the Deemed Base Salary; the named executive officer's bonus would then be based on the named executive officer's applicable bonus percentage (as indicated in the table) of the Deemed Base Salary. In addition, the Compensation Committee may award up to 10% of additional bonus to each named executive officer based on individual performance.

(2)
Mr. Oki was appointed as the Company's Chief Financial Officer and Chief Accounting Officer effective as of October 19, 2015. The 2015 target bonus and the 2015 maximum bonus are on a pro rata basis for the period of time that he served as Chief Financial Officer and Chief Accounting Officer of the Company in 2015. In addition, the cash bonus payment under the Annual Bonus Plan for 2015 is on a pro rata basis for the period of time that he served as Chief Financial Officer and Chief Accounting Officer of the Company in 2015.

(3)
Dr. Day was not eligible to receive a cash bonus payment under the Annual Bonus Plan for 2015. Please see the Summary Compensation Table for 2015 under the heading "All Other Compensation" and the accompanying footnote for the cash payment paid to Dr. Day in connection with the termination of his employment with the Company.

(4)
Mr. Noor Mohamed was not eligible to receive a cash bonus payment under the Annual Bonus Plan for 2015. Please see the Summary Compensation Table for 2015 under the heading "All Other Compensation" and the accompanying footnote for the cash payment paid to Mr. Noor Mohamed in connection with the termination of his employment with the Company.

(5)
Mr. Sanford was not eligible to receive a cash bonus payment under the Annual Bonus Plan for 2015. Please see the Summary Compensation Table for 2015 under the heading "All Other Compensation" and the accompanying footnote for the cash payment paid to Mr. Sanford in connection with the termination of his employment with the Company.

        For 2016, under the Annual Bonus Plan, the Compensation Committee determined that our Chief Executive Officer, Chief Financial Officer, Senior Vice Presidents (or equivalent pay grade) and Vice

Presidents (or equivalent pay grade) would be eligible to receive target and maximum cash bonuses of up to 80%, 40%, 50% and 40% of their base salaries, respectively. The table below provides the target and maximum bonuses for each named executive officer who is participating in the Annual Bonus Plan for 2016:

Name	2016 Target Bonus as a Percentage of Base Salary	2016 Target Bonus ($)	2016 Maximum Bonus as a Percentage of Base Salary	2016 Maximum Bonus ($)
Seth H. Z. Fischer	80%	557,280	80%	557,280
Mark K. Oki	40%	140,000	40%	140,000
John L. Slebir	50%	226,421	50%	226,421
Santosh T. Varghese, M.D.	40%	163,056	40%	163,056

  Equity Compensation

        We award equity compensation to our named executive officers based on the performance of the named executive officer and guidelines related to each named executive officer's position in the Company. We determine our equity award guidelines based on information derived from our Compensation Committee's and management's experience. With respect to our named executive officers, we also utilize an internally generated comparison of companies and third party survey of companies in our industry, which was developed with information provided by Radford. Specifically, we utilize the Comparison Data to modify and adjust our equity award guidelines. We typically base awards to newly hired employees on these guidelines, and we base awards to continuing employees on these guidelines along with an employee's performance for the prior fiscal year. In determining the amount of awards, we generally do not consider an employee's current equity ownership in the Company or the prior awards that are fully vested. Rather, we evaluate each employee's awards based on the factors described above and competitive market factors in our industry.

        Our stock option awards typically vest over a four-year period subject to the continued service of the employee to the Company. Twenty-five percent of the shares typically vest on the first anniversary of the option award, with the remaining shares vesting monthly in equal amounts over the remainder of the vesting period. Our restricted stock unit awards typically vest over a four-year period subject to the continued service of the employee to the Company. Twenty-five percent of the shares typically vest on each annual anniversary of the restricted stock unit award. Unless our employees (including our named executive officers) elect otherwise, upon the vesting of the restricted stock units shares of Common Stock are sold to satisfy the tax liability due upon such vesting. We believe these vesting arrangements encourage our employees to continue service to the Company for a longer period of time and remain focused on our multi-year long-term drug development and commercialization programs.

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

        Allocation of Equity Compensation.    In 2015, we granted stock options to purchase 3,499,200 shares of our Common Stock, of which stock options to purchase a total of 2,143,800 shares were awarded to executives (including our named executive officers), representing approximately 61% of all stock option awards in 2015. Also, in 2015, we granted 1,954,000 restricted stock units, of which 723,200 restricted stock units were awarded to executives (including our named executive officers), representing 37% of all restricted stock unit awards in 2015. Our Compensation Committee does not apply a formula for allocating stock options and restricted stock units to named executive officers. Instead, our Compensation Committee considers the role and responsibilities of the named executive officers, competitive factors, the non-equity compensation received by the named executive officers and the total number of options and restricted stock units to be granted in the fiscal year.

        Type of Equity Awards.    Under our 2010 Equity Incentive Plan, we may award incentive stock options, within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, to our employees, and we may award nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares to our employees, directors and consultants. In 2015, we awarded a mix of stock options and restricted stock units.

        Equity Awards in 2015.    In January 2015, our Compensation Committee reviewed equity compensation for our then-serving named executive officers. The Compensation Committee reviewed the Comparison Data and the individual performance of such named executive officers during the prior calendar year. Following the Compensation Committee's review, all of our then-serving named executive officers received stock options and restricted stock units as reflected in the 2015 Grants of Plan-Based Awards Table below. Mr. Noor Mohamed and Dr. Varghese, who were not named executive officers in January 2015, also received stock options and restricted stock units as reflected in the 2015 Grants of Plan-Based Awards Table below. In August 2015, each of our then-serving named executive officers, other than Dr. Day, received restricted stock units in conjunction with an employee retention plan, as reflected in the 2015 Grants of Plan-Based Awards Table below. Mr. Noor Mohamed also received restricted stock units in conjunction with an employee retention plan, as reflected in the 2015 Grants of Plan-Based Awards Table below. Upon joining the Company in October 2015, Mr. Oki received stock options as reflected in the 2015 Grants of Plan-Based Awards Table below.

Retirement Savings Plan

        We maintain a 401(k) retirement savings plan for the benefit of our eligible employees. Employees may elect to contribute their compensation up to the statutorily prescribed limit. We currently match employee contributions up to a maximum of 4% of an employee's salary per pay period. In 2015, the employer-match contribution limit was $10,600 per employee.

Employment Agreement

        Seth H. Z. Fischer, our Chief Executive Officer, entered into an employment agreement with the Company on September 3, 2013, which we refer to herein as the Employment Agreement. Mr. Fischer's Employment Agreement has an initial term of four years, renewing annually thereafter unless either party provides notice of non-renewal. The Employment Agreement provides for:

  •
  A base salary subject to annual review and adjustment by the Board or the Compensation Committee, which was initially set by the Compensation Committee at $650,000;

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

Compensation Process

        The Compensation Committee reviews and approves the salaries and incentive compensation of our named executive officers and non-employee directors and reviews and approves all new hire stock option awards to employees. In addition, the Compensation Committee approves equity awards for all employees as part of our annual performance review process. The Compensation Committee approves a pool of equity awards for employees who are not executive officers, and the Chief Executive Officer distributes this pool in his discretion and based on the performance of each individual. The agendas for meetings of the Compensation Committee are prepared by the Compensation Committee Chairman in consultation with management. Our Chief Executive Officer, Chief Financial Officer, and General Counsel typically attend the meetings of the Compensation Committee, but the Chief Executive Officer, the Chief Financial Officer and the General Counsel do not participate in deliberations relating to their own compensation. In rendering its decisions, the Compensation Committee considers the recommendations of the Chief Executive Officer, with input by the Chief Financial Officer and the General Counsel, the information regarding comparably sized companies in the biotechnology and pharmaceutical industries in the United States and its collective experience with other companies. Additionally, the Compensation Committee considers data and information provided by Radford. The Compensation Committee reviews the performance and compensation of the Chief Executive Officer and Chief Financial Officer annually.

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

 2015 Summary Compensation Table

        The following table presents information for our fiscal year ended December 31, 2015 concerning the total compensation paid to or accrued for our Chief Executive Officer, Chief Financial Officer, former interim Chief Financial Officer, former Chief Financial Officer, and each of our three other most highly compensated executive officers. We refer to these executive officers as our "named executive officers" below.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total($)
Seth H. Z. Fischer(6)	2015	675,000	—	357,510	1,105,267	472,500	41,359	2,651,636
Chief Executive Officer and Director	2014	650,000	—	—	—	416,000	36,909	1,102,909
	2013	212,083	—	—	7,991,558	104,000	15,965	8,323,606
Mark K. Oki(7)	2015	71,794	30,000	—	146,520	20,825	—	269,139
Chief Financial Officer and
Chief Accounting Officer
John L. Slebir	2015	438,800	—	185,726	433,245	191,975	10,600	1,260,346
Senior Vice President, Business	2014	425,000	—	336,350	254,940	170,000	10,400	1,196,690
Development and General	2013	398,788	—	—	592,670	95,700	17,617	1,104,775
Counsel and Secretary
Santosh T. Varghese, M.D.(8)	2015	395,000	—	143,562	227,571	138,250	10,600	914,983
Chief Medical Officer	2014	385,000	—	279,775	167,010	123,200	10,400	965,385
Wesley W. Day, Ph.D.(9)	2015	440,600	—	67,130	409,508	—	800,872	1,718,110
Former Vice President, Clinical	2014	432,300	—	283,650	191,455	138,300	10,400	1,056,105
Development	2013	419,664	—	—	423,335	100,000	22,179	965,178
Johann Noor Mohamed(10)	2015	212,971	—	79,631	43,006	—	76,769	412,377
Former Interim Chief Financial Officer
and Interim Chief Accounting Officer
Svai S. Sanford(11)	2015	295,413	—	164,150	422,519	—	120,855	1,002,937
Former Chief Financial Officer and	2014	350,000	—	283,650	191,455	112,000	12,800	949,905
Chief Accounting Officer	2013	274,843	—	—	124,656	57,000	10,700	467,199

(1)
The amounts in this column include payments in respect of accrued vacation, holidays and sick days earned for the fiscal years presented, whether or not actually paid during such year.

(2)
The amount in this column for Mr. Oki represents a sign on bonus in connection with his employment with the Company. Please see footnote 7 below.

(3)
The amounts included in this column do not reflect compensation actually received by the named executive officer but represent the grant date fair value computed in accordance with FASB ASC Topic 718. The valuation assumptions used in determining such amounts are described in Note 15 to our consolidated financial statements included in the Original Filing. See also the 2015 Grants of Plan-Based Awards table below for information on restricted stock unit awards and option awards made in 2015.

(4)
The amounts for fiscal year 2015 in this column consist of cash bonus payments under the Annual Bonus Plan approved by the Compensation Committee in January 2016. Please see "Compensation Discussion and Analysis" above for a description of the Annual Bonus Plan.

(5)
The amounts in this column include (i) contributions made by the Company under its 401(k) Plan; (ii) premiums and contributions made by the Company under its supplemental medical reimbursement coverage plan; (iii) reimbursement for auto expenses and lodging expenses in Mountain View or Sunnyvale, CA; (iv) excess medical waiver reimbursement; and (v) severance payments under letter agreements with the Company and each of Dr. Day and Messrs. Noor Mohamed and Sanford, as provided in the following table:

Name	Year	401(k) Contributions ($)	Supplemental Medical Reimbursement Coverage Plan ($)	Reimbursement for Auto Expenses and Lodging Expenses in Mountain View or Sunnyvale, CA ($)	Excess Medical Waiver Reimbursement ($)	Severance Payments ($)
Seth H. Z. Fischer	2015	10,600	—	15,759	15,000	—
	2014	4,333	—	17,576	15,000	—
	2013	4,333	—	8,507	3,125	—
Mark K. Oki	2015	—	—	—	—	—
John L. Slebir	2015	10,600	—	—	—	—
	2014	10,400	—	—	—	—
	2013	10,200	7,417	—	—	—
Santosh T. Varghese, M.D.	2015	10,600	—	—	—	—
	2014	10,400	—	—	—	—
Wesley W. Day, Ph.D.	2015	10,600	—	—	—	790,272
	2014	10,400	—	—	—	—
	2013	10,200	11,979	—	—	—
Johann Noor Mohamed	2015	8,102	—	—	2,000	66,667
Svai S. Sanford	2015	10,365	—	—	1,800	108,690
	2014	10,400	—	—	2,400	—
	2013	10,200	—	—	500	—
(6)
Mr. Fischer became our Chief Executive Officer on September 3, 2013, upon the resignation of Anthony P. Zook, our former Chief Executive Officer. For 2013, compensation shown was earned in 2013 and not annualized.

(7)
Mr. Oki was appointed as our Chief Financial Officer and Chief Accounting Officer effective as of October 19, 2015. For 2015, compensation shown was earned in 2015 and not annualized.

(8)
Dr. Varghese was not a named executive officer in 2013.

(9)
Dr. Day served as our Vice President, Clinical Development from November 2005 until December 31, 2015.

(10)
Mr. Noor Mohamed served as our interim Chief Financial Officer and interim Chief Accounting Officer from October 1, 2015 until October 19, 2015. Mr. Noor Mohamed resigned from the position of interim Chief Financial Officer and interim Chief Accounting Officer and resumed his service as our Vice President and Corporate Controller on October 19, 2015, and his employment later terminated with the Company on October 30, 2015. For 2015, compensation shown was earned in 2015 and not annualized.

(11)
Mr. Sanford served as our Chief Financial Officer and Chief Accounting Officer until September 30, 2015. His service as our Chief Financial Officer began in January 2015, and his service as our Chief Accounting Officer began in December 2013. From November 2013 until January 2015, Mr. Sanford served as our interim Chief Financial Officer. For 2013, compensation shown was earned in 2013 and not annualized. Also, for 2015, compensation shown was earned in 2015 and not annualized.

2015 Grants of Plan-Based Awards

        The following table provides information with regard to each grant of an award made to a named executive officer under any plan during the fiscal year ended December 31, 2015.

					All Other Stock Awards: Number of Shares of Stock or Units(#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards ($/Sh)(2)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)						Grant Date Fair Value of Stock and Option Awards($)
	Grant Date
Name		Threshold($)	Target($)	Maximum($)
Seth H. Z. Fischer
Stock Options	1/23/2015	—	—	—	—	628,600	2.74	1,105,267
Restricted Stock Unit Award	1/23/2015	—	—	—	66,000	—	—	180,840
	8/3/2015	—	—	—	117,000	—	—	176,670
Annual Bonus Plan	—	—	540,000	540,000	—	—	—	—
Mark K. Oki(3)
Stock Options	10/30/2015	—	—	—	—	225,000	1.26	146,520
Restricted Stock Unit Award	—	—	—	—	—	—	—	—
Annual Bonus Plan	—	—	28,000	28,000	—	—	—	—
John L. Slebir
Stock Options	1/23/2015	—	—	—	—	246,400	2.74	433,245
Restricted Stock Unit Award	1/23/2015	—	—	—	25,900	—	—	70,966
	8/3/2015	—	—	—	76,000	—	—	114,760
Annual Bonus Plan	—	—	219,400	219,400	—	—	—	—
Santosh T. Varghese, M.D.
Stock Options	1/23/2015	—	—	—	—	139,700	2.74	227,571
Restricted Stock Unit Award	1/23/2015	—	—	—	14,700	—	—	40,278
	8/3/2015	—	—	—	68,400	—	—	103,284
Annual Bonus Plan	—	—	158,000	158,000	—	—	—	—
Wesley W. Day, Ph.D.(4)
Stock Options	1/23/2015	—	—	—	—	232,900	2.74	409,508
Restricted Stock Unit Award	1/23/2015	—	—	—	24,500	—	—	67,130
Annual Bonus Plan	—	—	176,240	176,240	—	—	—	—
Johann Noor Mohamed(5)
Stock Options	1/23/2015	—	—	—	—	26,400	2.74	43,006
Restricted Stock Unit Award	1/23/2015	—	—	—	5,200	—	—	14,248
	8/3/2015	—	—	—	43,300	—	—	65,383
Annual Bonus Plan	—	—	83,334	83,334	—	—	—	—
Svai S. Sanford(6)
Stock Options	1/23/2015	—	—	—	—	240,300	2.74	422,519
Restricted Stock Unit Award	1/23/2015	—	—	—	25,300	—	—	69,322
	8/3/2015	—	—	—	62,800	—	—	94,828
Annual Bonus Plan	—	—	144,920	144,920	—	—	—	—

(1)
The row entitled "Annual Bonus Plan" for each respective named executive officer in the table above reflects the threshold, target and maximum value of a cash bonus award to each respective named executive officer for 2015 under the Annual Bonus Plan approved by the Compensation Committee in January 2016. Please see "Compensation Discussion and Analysis" above for further detail on the maximum value of a cash bonus award to each respective named executive officer. The cash bonus award amounts actually paid under the Annual Bonus Plan to the named executive officers in 2015 are shown in the Summary Compensation Table for 2015 under the heading "Non-Equity Incentive Plan Compensation." Please see "Compensation Discussion and Analysis" above for a description of the Annual Bonus Plan.

(2)
Stock options are granted at an exercise price equal to the fair market value of the Company's Common Stock, as determined by reference to the closing price reported by the NASDAQ Global Select Market on the date of grant.

(3)
Mr. Oki was appointed as our Chief Financial Officer and Chief Accounting Officer effective as of October 19, 2015. The 2015 target bonus and the 2015 maximum bonus are on a pro rata basis for the period of time that he served as Chief Financial Officer and Chief Accounting Officer of the Company in 2015. In addition, the cash bonus payment under the Annual Bonus Plan for 2015 is on a pro rata basis for the period of time that he served as Chief Financial Officer and Chief Accounting Officer of the Company in 2015.

(4)
Dr. Day was not eligible to receive a cash bonus payment under the Annual Bonus Plan for 2015. Please see the Summary Compensation Table for 2015 under the heading "All Other Compensation" and the accompanying footnote for the cash payment paid to Dr. Day in connection with the termination of his employment with the Company.

(5)
Mr. Noor Mohamed was not eligible to receive a cash bonus payment under the Annual Bonus Plan for 2015. Please see the Summary Compensation Table for 2015 under the heading "All Other Compensation" and the accompanying footnote for the cash payment paid to Mr. Noor Mohamed in connection with the termination of his employment with the Company.

(6)
Mr. Sanford was not eligible to receive a cash bonus payment under the Annual Bonus Plan for 2015. Please see the Summary Compensation Table for 2015 under the heading "All Other Compensation" and the accompanying footnote for the cash payment paid to Mr. Sanford in connection with the termination of his employment with the Company.

Outstanding Equity Awards at Fiscal Year-End

        The following table presents certain information concerning the outstanding equity awards held as of December 31, 2015 by each named executive officer.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)(2)	Option Expiration Date(3)	Number of Shares or Units of Stock That Have Not Vested(#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)
Seth H. Z. Fischer	750,000	250,000	12.90	9/3/2020	66,000	67,320
	—	628,600	2.74	1/23/2022	117,000	119,340
Mark K. Oki	—	225,000	1.26	10/30/2022
John L. Slebir	3,750	—	6.39	9/4/2019	4,200	4,284
	166,250	—	8.74	1/21/2021	25,900	26,418
	50,000	—	12.04	1/27/2022	76,000	77,520
	70,000	—	12.39	1/25/2023
	24,437	26,563	7.75	1/28/2021
	—	246,400	2.74	1/23/2022
Santosh T. Varghese, M.D.	200,000	—	24.23	4/25/2022	2,775	2,831
	52,500	—	12.39	1/25/2023	14,700	14,994
	16,291	17,709	7.75	1/28/2021	68,400	69,768
	—	139,700	2.74	1/23/2022
Wesley W. Day, Ph.D.(6)	100,000	—	6.05	1/25/2018
	100,000	—	4.23	1/23/2019
	40,000	—	8.91	1/22/2020
	50,000	—	8.74	1/21/2021
	50,000	—	12.04	1/27/2022
	50,000	—	12.39	1/25/2023
	18,352	19,948	7.75	1/28/2021
Johann Noor Mohamed(7)	11,250	—	18.71	10/24/2022
	1,718	—	12.39	1/25/2023
	4,766	—	7.75	1/28/2021
Svai S. Sanford(8)	15,425	—	7.75	1/28/2021

(1)
The stock options outstanding generally vest, subject to the employee's continued service to the Company, with respect to 25% of the options upon the one year anniversary of the grant date and 1/36th of the remaining options vesting each month thereafter, with full vesting occurring on the fourth anniversary of the date of grant. Mr. Fischer's option grant on September 3, 2013 provides for monthly vesting of 1/36th of the total number of options granted, commencing after September 3, 2013, subject to his continued service to the Company.

(2)
Stock options are granted at an exercise price equal to the fair market value of our Common Stock, as determined by reference to the closing price reported by the NASDAQ Global Select Market on the date of grant.

(3)
Options granted in January 2013 or prior thereto generally expire 10 years from the date of grant, and options granted after January 2013 generally expire seven years from the date of grant. These expiration dates reflect the original option expiration dates of each option, although the options granted to Dr. Day and Messrs. Noor Mohamed and Sanford expired or will expire in 2016 due to the earlier termination of their respective employment with the Company.

(4)
Subject to the employee's continued service to the Company, the restricted stock unit awards outstanding vest (i) over a four year period with 25% vesting annually on each anniversary of the vesting commencement date, (ii) over an 18-month schedule with 50% vesting on July 31, 2016 and 50% vesting on December 31, 2016, or (iii) over a four year period with 25% vesting on January 1, 2016 and an additional 1/16th vesting at the end of each calendar quarter thereafter (i.e. March 31st, June 30th, September 30th and December 31st).

(5)
The market value of unvested restricted stock units is based on the closing price of our Common Stock on the NASDAQ Global Select Market of $1.02 per share on December 31, 2015.

(6)
Dr. Day's employment with the Company terminated on December 31, 2015. As a result, all of the vested and unexercised options held by Dr. Day expire on December 31, 2016, with the exception of the options referenced in the table above with an option exercise price of $7.75 which expire on June 30, 2016.

(7)
Mr. Noor Mohamed's employment with the Company terminated on October 30, 2015. As a result, all of the vested and unexercised options held by Mr. Noor Mohamed expired on January 30, 2016.

(8)
Mr. Sanford's employment with the Company terminated on September 30, 2015. As a result, all of the vested and unexercised options held by Mr. Sanford expired on March 30, 2016.

2015 Option Exercises and Stock Vested

        The following table shows the number of shares acquired pursuant to the vesting of restricted stock units by each named executive officer during the fiscal year ended December 31, 2015 and the aggregate dollar amount realized by the named executive officer upon vesting of the restricted stock units.

	Stock Awards
Name	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)(1)
Seth H. Z. Fischer	—	—
Mark K. Oki	—	—
John L. Slebir	29,400	72,576
Santosh T. Varghese, M.D.	24,925	61,482
Wesley W. Day, Ph.D.	25,050	61,812
Johann Noor Mohamed	6,575	16,278
Svai S. Sanford	25,050	61,812

(1)
The aggregate dollar amount realized upon vesting is based on the closing price of our Common Stock on the NASDAQ Global Select Market on the vesting dates.

 Potential Payments Upon Termination or Change of Control for each Named Executive Officer

        Based upon a hypothetical triggering date of December 31, 2015, the quantifiable benefits for each named executive officer upon the occurrence of certain specified events are set forth in the table below.

Executive benefits and payments upon termination:	Involuntary termination not for cause or by constructive termination not in connection with a change of control($)	Benefits in connection with a change of control($)	Involuntary termination not for cause or by constructive termination in connection with a change of control($)	Written Notice of Non-Renewal of Employment Agreement($)	Death or Disability($)
Seth H. Z. Fischer(1)
Base salary	675,000	—	675,000	337,500	—
Bonus	1,080,000	—	1,080,000	810,000	540,000
Medical continuation	—	—	—	—	—
Outplacement services	—	—	—	—	—
Value of accelerated stock options(2)	—	—	—	—	—
Value of accelerated restricted stock units(3)	—	—	—	—	—
Mark K. Oki
Base salary	262,500	—	525,000	—	—
Bonus	105,000	—	210,000	—	—
Medical continuation	23,628	—	47,257	—	—
Outplacement services	—	—	—	—	—
Value of accelerated stock options(2)	—	—	—	—	—
Value of accelerated restricted stock units(3)	—	—	—	—	—
John L. Slebir
Base salary	329,100	—	658,200	—	—
Bonus	318,124	—	482,674	—	—
Medical continuation	23,628	—	47,257	—	—
Outplacement services	—	—	—	—	—
Value of accelerated stock options(2)	—	—	—	—	—
Value of accelerated restricted stock units(3)	54,111	—	108,222	—	—
Santosh T. Varghese, M.D.
Base salary	296,250	—	592,500	—	—
Bonus	238,580	—	357,080	—	—
Medical continuation	23,628	—	47,257	—	—
Outplacement services	—	—	—	—	—
Value of accelerated stock options(2)	—	—	—	—	—
Value of accelerated restricted stock units(3)	43,796	—	87,593	—	—
Wesley W. Day, Ph.D.(4)
Base salary	440,000	—	440,000	—	—
Bonus	325,600	—	325,600	—	—
Medical continuation	24,672	—	24,672	—	—
Outplacement services	—	—	—	—	—
Value of accelerated stock options	—	—	—	—	—
Value of accelerated restricted stock units	—	—	—	—	—

Executive benefits and payments upon termination:	Involuntary termination not for cause or by constructive termination not in connection with a change of control($)	Benefits in connection with a change of control($)	Involuntary termination not for cause or by constructive termination in connection with a change of control($)	Written Notice of Non-Renewal of Employment Agreement($)	Death or Disability($)
Johann Noor Mohamed(5)
Base salary	—	—	—	—	—
Bonus	66,667	—	66,667	—	—
Medical continuation	—	—	—	—	—
Outplacement services	—	—	—	—	—
Value of accelerated stock options	—	—	—	—	—
Value of accelerated restricted stock units	—	—	—	—	—
Svai S. Sanford(6)
Base salary	—	—	—	—	—
Bonus	108,690	—	108,690	—	—
Medical continuation	—	—	—	—	—
Outplacement services	—	—	—	—	—
Value of accelerated stock options	—	—	—	—	—
Value of accelerated restricted stock units	—	—	—	—	—

(1)
Termination and change of control benefits for Seth H. Z. Fischer are set forth in his employment agreement. Please see "Compensation Discussion and Analysis—Employment Agreement" for details. If Mr. Fischer's employment is terminated at any time on or after June 3, 2014, either (i) by the Company other than for Cause, non-renewal or due to his death or Disability or (ii) voluntarily by him for Good Reason, then he will be entitled to receive severance benefits as follows: (i) $675,000, representing monthly severance payments during the 12-month severance period equal to his monthly base salary immediately prior to employment termination; (ii) $540,000, representing monthly severance payments during the 12-month severance period equal to 1/12th of his target bonus for the fiscal year in which the termination occurs; (iii) a lump sum cash payment equal to the prorated amount of his target bonus for the fiscal year in which the termination occurs; and (iv) the unpaid portion of the annual bonus, if any, relating to any year prior to the calendar year of his termination of employment.

(2)
Represents the aggregate value of the acceleration of vesting of the named executive officer's unvested stock options based on the product of (i) the spread between the closing price of our Common Stock on December 31, 2015 of $1.02 and the exercise price of the stock options, and (ii) the number of shares of our Common Stock underlying unvested stock options. Aggregate intrinsic value represents only the value for those stock options in which the exercise price of the option is less than the market value of our stock on December 31, 2015.

(3)
Represents the aggregate value of the acceleration of vesting of the named executive officer's unvested restricted stock units based on the product of (i) $1.02, which is the closing price of our Common Stock on December 31, 2015, and (ii) the number of shares of our Common Stock underlying unvested restricted stock units.

(4)
Termination benefits for Wesley W. Day, Ph.D. are set forth in his letter agreement regarding retention benefits with the Company dated July 20, 2015. Please see below for details. Dr. Day served as our Vice President, Clinical Development from November 2005 until December 31, 2015. Dr. Day's employment with the Company terminated on December 31, 2015.

(5)
Termination benefits for Johann Noor Mohamed are set forth in his letter agreement regarding retention benefits with the Company dated October 20, 2015. Please see below for details. Mr. Noor Mohamed served as our interim Chief Financial Officer and interim Chief Accounting Officer from October 1, 2015 until October 19, 2015. Mr. Noor Mohamed resigned from the position of interim Chief Financial Officer and interim Chief Accounting Officer and resumed his service as our Vice President and Corporate Controller on October 19, 2015, and his employment later terminated with the Company on October 30, 2015.

(6)
Termination benefits for Svai S. Sanford are set forth in his letter agreement regarding retention agreement with the Company dated August 17, 2015. Please see below for details. Mr. Sanford served as our Chief Financial Officer and Chief Accounting Officer until September 30, 2015. His service as our Chief Financial Officer began in January 2015, and his service as our Chief Accounting Officer began in December 2013. From November 2013 until January 2015, Mr. Sanford served as our interim Chief Financial Officer. Mr. Sanford's employment with the Company terminated on September 30, 2015.

        The Compensation Committee believes that providing our named executive officers protection against a termination of employment by the Company without cause or by a named executive officer for good reason is consistent with competitive practices and will help retain our named executive officers and maintain leadership stability. The Compensation Committee also believes that providing our named executive officers with benefits upon a change of control is in the best interests of our stockholders because change of control benefits help reduce the potential reluctance of our named executive officers to pursue certain change of control transactions that create employment uncertainty. The change of control benefits are designed to help retain the Company's named executive officers and maintain a stable work environment.

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

Termination and Change of Control Benefits for our Former Chief Financial Officer, Former Interim Chief Financial Officer and Chief Financial Officer

        In July 2013, we entered into Participation Agreements to the VIVUS, Inc. Change in Control Severance Plan and Summary Plan Description, or the Change in Control Plan, with our employees, excluding employees who were also executive officers. On July 10, 2013, Svai S. Sanford entered into a Participation Agreement with respect to the Change in Control Plan, as Mr. Sanford was not an executive officer at that time. Mr. Sanford remained eligible for termination and change in control benefits under the Change in Control Plan until his Participation Agreement with respect to the Change in Control Plan was superseded and replaced as described below.

        Pursuant to the Change in Control Plan, in the event the Company terminated Mr. Sanford's employment other than for Cause (as defined in the Change in Control Plan), or if Mr. Sanford terminated his employment for Good Reason (as defined in the Change in Control Plan), within 12 months following a Change in Control (as defined in the Change in Control Plan), Mr. Sanford would be entitled to the sum of (i) six months base salary, (ii) four weeks of his base salary multiplied by the numbers of years of employment with the Company and (iii) a prorated target bonus; provided that the aggregate severance payment could not exceed 24 months of Mr. Sanford's base salary. Mr. Sanford was also entitled to (i) 18 months of reimbursement for the expenses of continued COBRA coverage, (ii) outplacement assistance in an amount not to exceed $10,000 and (iii) all of the outstanding equity awards held by Mr. Sanford would automatically vest. Additionally, in the event Mr. Sanford was terminated by the Company without Cause in the absence of a Change in Control,

Mr. Sanford would receive the benefits listed above, but in lieu of (iii) of the preceding sentence, Mr. Sanford's outstanding equity awards would vest through his termination date as if such awards had vested on a monthly schedule through the date of termination.

        For purposes of the Change in Control Plan, a "Change in Control" occurred when:

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

        In June 2015, we entered into a Second Amended and Restated Change of Control and Severance Agreement, or the Amended Agreement, with Mr. Sanford effective as of June 19, 2015, which superseded and replaced the Participation Agreement entered into with the Company on July 10, 2013 with respect to the Change in Control Plan. The Amended Agreement between the Company and Mr. Sanford is null and void as further described below.

        The Amended Agreement provided that if Mr. Sanford's employment with the Company was terminated without Cause or by Mr. Sanford for Good Reason and the termination did not occur within three months before a Change of Control or 18 months after a Change of Control (as such terms are defined in the Amended Agreement) of the Company, Mr. Sanford would receive, subject to signing a release of claims in favor of the Company, (i) monthly severance payments equal to the monthly salary Mr. Sanford was receiving immediately prior to the termination date for nine months, (ii) monthly severance payments equal to 1/12th of Mr. Sanford's target bonus for the fiscal year in which the termination occurred for nine months, (iii) an additional pro rata portion of Mr. Sanford's target bonus for the fiscal year in which the termination occurred calculated based on the number of months during such fiscal year Mr. Sanford was employed by the Company (and a prior fiscal year to the extent the bonus for such prior fiscal year had not yet been declared and paid by the Company) multiplied by the average of the actual bonus percentage payouts in the two most recent years prior to the year of termination, (iv) up to nine months of reimbursement for premiums paid for COBRA coverage, and (vi) any then-outstanding and unvested equity awards held by Mr. Sanford were subject to 50% accelerated vesting.

        The Amended Agreement also provided that if Mr. Sanford's employment with the Company was terminated by the Company without Cause or by Mr. Sanford for Good Reason within three months before a Change of Control or 18 months after a Change of Control, Mr. Sanford would receive, subject to signing a release of claims in favor of the Company, (i) monthly severance payments equal to the monthly salary Mr. Sanford was receiving immediately prior to the Change of Control for

18 months, (ii) monthly severance payments equal to 1/12th of Mr. Sanford's target bonus for the fiscal year in which the termination occurred for 18 months, (iii) an additional pro rata portion of Mr. Sanford's target bonus for the fiscal year in which the termination occurred calculated based on the number of months during such fiscal year Mr. Sanford was employed by the Company (and a prior fiscal year to the extent the bonus for such prior fiscal year had not yet been declared and paid by the Company) multiplied by the average of the actual bonus percentage payouts in the two most recent years prior to the year of termination, and (iv) up to 18 months of reimbursement for premiums paid for COBRA coverage. The Amended Agreement also provided that if Mr. Sanford's employment is terminated without Cause or for Good Reason within three months before a Change of Control or 18 months after a Change of Control, the vesting and exercisability of all equity awards granted to Mr. Sanford by the Company would automatically vest in full and become immediately exercisable.

        For purposes of the Amended Agreement, a "Change of Control" occurred when:

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

  •
  the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets; or

  •
  there is a change in the composition of the Board, as a result of which fewer than a majority of the directors are "Incumbent Directors." Incumbent Directors are directors who are either (i) directors of the Company as of May 1, 2015, or (ii) are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination. An individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of the Company's directors is not considered an Incumbent Director.

        On August 17, 2015, the Company and Mr. Sanford entered into a letter agreement, or the Sanford Letter Agreement, in connection with Mr. Sanford's voluntary termination of his employment with the Company and the Company's desire to retain Mr. Sanford until September 30, 2015. Under the Sanford Letter Agreement, the Company and Mr. Sanford agreed that Mr. Sanford's employment as Chief Financial Officer and Chief Accounting Officer of the Company would terminate on September 30, 2015. The Company and Mr. Sanford also agreed that, subject to certain conditions, including the execution of a separation and release of claims agreement, (i) if Mr. Sanford remained an employee of the Company from the date of the Sanford Letter Agreement through September 30, 2015 or (ii) if prior to September 30, 2015 Mr. Sanford's employment with the Company was terminated by the Company for any reason other than due to Cause (as defined below) and such termination was not as a result of his death or disability, then Mr. Sanford would receive a lump sum retention bonus in an amount equal to $108,690 (which is equal to the pro rata amount of his annual cash bonus target for fiscal year 2015 through September 30, 2015). This period allowed the Company to proceed to search for a replacement and transition as appropriate. The Sanford Letter Agreement superseded any agreement concerning similar subject matter dated prior to the date of the Sanford Letter Agreement, including but not limited to the Amended Agreement between the Company and Mr. Sanford, and by execution of the Sanford Letter Agreement the Company and Mr. Sanford agreed that the Amended Agreement between the Company and Mr. Sanford would be deemed null and void. For purposes of the Sanford Letter Agreement, Cause means (i) gross negligence or willful misconduct in the performance of Mr. Sanford's duties to the Company where such gross negligence or willful misconduct has resulted or is likely to result in substantial and material damage to the Company or its subsidiaries, (ii) repeated unexcused absences from the Company, (iii) commission of any act of fraud with respect to the Company, or (iv) conviction of a felony or a crime involving moral turpitude and causing material harm to the standing and reputation of the Company, in each case as determined by the Company's Board of Directors. Mr. Sanford's employment with the Company terminated on September 30, 2015.

        On July 20, 2015, we entered into an Amended Agreement with Johann Noor Mohamed, on substantially the same terms as the Amended Agreement previously entered into with Mr. Sanford. The Amended Agreement between the Company and Mr. Noor Mohamed is null and void as further described below.

        On October 20, 2015, the Company and Mr. Noor Mohamed entered into a letter agreement, or the Noor Mohamed Letter Agreement, in connection with Mr. Noor Mohamed's voluntary termination of his employment with the Company and the Company's desire to retain Mr. Noor Mohamed until October 30, 2015. Under the Noor Mohamed Letter Agreement, the Company and Mr. Noor Mohamed agreed that Mr. Noor Mohamed's employment as Vice President and Corporate Controller of the Company would terminate on October 30, 2015. The Company and Mr. Noor Mohamed also agreed that, subject to certain conditions, including the execution of a separation and release of claims agreement, (i) if Mr. Noor Mohamed remained an employee of the Company from the date of the Noor Mohamed Letter Agreement through October 30, 2015 or (ii) if prior to October 30, 2015 Mr. Noor Mohamed's employment with the Company was terminated by the Company for any reason other than due to Cause (as defined below) and such termination was not as a result of his death or disability, then Mr. Noor Mohamed would receive a lump sum retention bonus in an amount equal to $66,667 (which is equal to the pro rata amount of his annual cash bonus target for fiscal year 2015 through October 30, 2015). This period allowed the Company to proceed to search for a replacement and transition as appropriate. The Noor Mohamed Letter Agreement superseded any agreement concerning similar subject matter dated prior to the date of the Noor Mohamed Letter Agreement, including but not limited to the Amended Agreement between the Company and Mr. Noor Mohamed, and by execution of the Noor Mohamed Letter Agreement the Company and Mr. Noor Mohamed agreed that the Amended Agreement between the Company and Mr. Noor Mohamed would be deemed null and void. For purposes of the Noor Mohamed Letter Agreement, Cause means (i) gross negligence or willful misconduct in the performance of Mr. Noor Mohamed's duties to the Company where such gross negligence or willful misconduct has resulted or is likely to result in substantial and material damage to the Company or its subsidiaries, (ii) repeated unexcused absences from the Company, (iii) commission of any act of fraud with respect to the Company, or (iv) conviction of a felony or a crime involving moral turpitude and causing material harm to the standing and reputation of the Company, in each case as determined by the Company's Board of Directors. Mr. Noor Mohamed's employment with the Company terminated on October 30, 2015.

        On October 19, 2015, we entered into an Amended Agreement with Mark K. Oki, on substantially the same terms as the Amended Agreement previously entered into with Mr. Sanford.

Termination and Change of Control Benefits for our Other Named Executive Officers

        On July 5, 2013, we entered into an Amended and Restated Change of Control and Severance Agreement, effective July 1, 2013, with each of our named executive officers, other than Messrs. Fischer, Noor Mohamed, Oki and Sanford, that provided for certain benefits in the event of a termination or change of control. A description of the termination and change of control benefits for these named executive officers is provided below.

        The Amended and Restated Change of Control and Severance Agreements provided that if a named executive officer's employment with the Company was terminated without Cause or by the named executive officer for Good Reason and the termination did not occur within 24 months after a Change of Control (as such terms are defined in the Amended and Restated Change of Control and Severance Agreements) of the Company, the named executive officer would receive, subject to signing a release of claims in favor of the Company, (i) monthly severance payments during the period from the date of the named executive officer's termination until the date that is six months after the effective date of termination or, for purposes of this paragraph only, the Six-Month Severance Period, equal to the monthly salary the named executive officer was receiving immediately prior to the termination date; (ii) monthly severance payments during the Six-Month Severance Period equal to 1/12th of the named executive officer's target bonus for the fiscal year in which the termination occurred for each month in which severance payments were made to the named executive officer pursuant to (i) above; (iii) an additional pro-rated portion of the named executive officer's target bonus; (iv) up to 24 months of reimbursement for premiums paid for COBRA coverage; (v) accelerated vesting of the named executive officer's then-outstanding and unvested equity awards, to the extent that any of the then-unvested and outstanding shares of the Company's Common Stock subject to such equity awards otherwise would have vested through the date of the named executive officer's termination of employment with the Company, had each such equity award been subject to a monthly vesting schedule; and (v) outplacement services with a total value not to exceed $20,000, to be provided during the Six-Month Severance Period.

        The Amended and Restated Change of Control and Severance Agreements also provided that if a named executive officer's employment with the Company was terminated by the Company without Cause or by the named executive officer for Good Reason within 24 months after a Change of Control of the Company, the named executive officer would receive, subject to signing a release of claims in favor of the Company, (i) monthly severance payments during the period from the date of the named executive officer's termination until the date 24 months after the effective date of the termination, or for purposes of this paragraph only, the 24-Month Severance Period, equal to the monthly salary the named executive officer was receiving immediately prior to the change of control; (ii) monthly severance payments during the 24-Month Severance Period equal to 1/12th of the named executive officer's target bonus (as such term is defined in the Amended and Restated Change of Control and Severance Agreements) for the fiscal year in which the termination occurred for each month in which severance payments were made to the named executive officer pursuant to (i) above; (iii) an additional pro-rated portion of the named executive officer's target bonus; (iv) up to 24 months of reimbursement for premiums paid for COBRA coverage; and (v) outplacement services with a total value not to exceed $20,000. The Amended and Restated Change of Control and Severance Agreements for our named executive officers also provided for the automatic vesting in full of all outstanding equity awards held by the named executive officers upon the close of a Change of Control.

        Under such agreements, a "Change of Control" occurred when:

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

        On July 20, 2015, we entered into an Amended Agreement, on substantially the same terms as the Amended Agreement previously entered into with Mr. Sanford, with each of our named executive officers other than Messrs. Fischer, Oki and Sanford and Dr. Day, effective as of July 20, 2015. The Amended Agreements with such named executive officers amended, restated and replaced the Amended and Restated Change of Control and Severance Agreements previously entered into and described above. Dr. Day previously entered into an Amended and Restated Change of Control and Severance Agreement, which is null and void as further described below.

        The Amended Agreement provides that if the named executive officer's employment with the Company is terminated without Cause or by the named executive officer for Good Reason and the termination does not occur within three months before a Change of Control or 18 months after a Change of Control (as such terms are defined in the Amended Agreement) of the Company, the named executive officer will receive, subject to signing a release of claims in favor of the Company, (i) monthly severance payments equal to the monthly salary the named executive officer was receiving immediately prior to the termination date for nine months, (ii) monthly severance payments equal to 1/12th of the named executive officer's target bonus for the fiscal year in which the termination occurs for nine months, (iii) an additional pro rata portion of the named executive officer's target bonus for the fiscal year in which the termination occurs calculated based on the number of months during such fiscal year the named executive officer was employed by the Company (and a prior fiscal year to the extent the bonus for such prior fiscal year has not yet been declared and paid by the Company) multiplied by the average of the actual bonus percentage payouts in the two most recent years prior to the year of termination, (iv) up to nine months of reimbursement for premiums paid for COBRA coverage, and (vi) any then-outstanding and unvested equity awards held by the named executive officer are subject to 50% accelerated vesting.

        The Amended Agreement also provides that if the named executive officer's employment with the Company is terminated by the Company without Cause or by the named executive officer for Good Reason within three months before a Change of Control or 18 months after a Change of Control, the named executive officer will receive, subject to signing a release of claims in favor of the Company, (i) monthly severance payments equal to the monthly salary the named executive officer was receiving immediately prior to the Change of Control for 18 months, (ii) monthly severance payments equal to 1/12th of the named executive officer's target bonus for the fiscal year in which the termination occurs for 18 months, (iii) an additional pro rata portion of the named executive officer's target bonus for the fiscal year in which the termination occurs calculated based on the number of months during such fiscal year the named executive officer was employed by the Company (and a prior fiscal year to the extent the bonus for such prior fiscal year has not yet been declared and paid by the Company) multiplied by the average of the actual bonus percentage payouts in the two most recent years prior to the year of termination, and (iv) up to 18 months of reimbursement for premiums paid for COBRA coverage. The Amended Agreement also provides that if the named executive officer's employment is terminated without Cause or for Good Reason within three months before a Change of Control or 18 months after a Change of Control, the vesting and exercisability of all equity awards granted to the named executive officer by the Company shall automatically vest in full and become immediately exercisable.

        For purposes of the Amended Agreement, a "Change of Control" occurs when:

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

  •
  the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets; or

  •
  there is a change in the composition of the Board, as a result of which fewer than a majority of the directors are "Incumbent Directors." Incumbent Directors are directors who are either (i) directors of the Company as of May 1, 2015, or (ii) are elected, or nominated for election, to the Board with the affirmative votes of at least a majority of the Incumbent Directors at the time of such election or nomination. An individual whose election or nomination is in connection with an actual or threatened proxy contest relating to the election of the Company's directors is not considered an Incumbent Director.

        On July 20, 2015, the Company entered into a letter agreement regarding retention benefits, or the Day Letter Agreement, with Dr. Day. Under the Day Letter Agreement and subject to certain conditions, including the execution of a separation and release of claims agreement, (i) if Dr. Day remained an employee of the Company from the date of the Day Letter Agreement through December 31, 2015 or (ii) if prior to December 31, 2015 Dr. Day's employment with the Company was terminated for any reason other than due to Cause (as defined below) and such termination was not as a result of his death or disability, then Dr. Day would receive the following: (i) a lump sum cash payment in an amount equal to $616,000 (which is equal to one year of his base salary and one year of his target bonus); (ii) a lump sum cash bonus for calendar year 2015 that will be a minimum of $119,150 and a maximum of $149,600 based upon the achievement of certain milestones; and (iii) up to 12 months of reimbursement for premiums paid for COBRA coverage (or a taxable lump sum payment in an amount equal to the monthly premiums paid for COBRA in the event the Company cannot provide reimbursement benefits without potentially violating applicable laws). In addition, under the Day Letter Agreement, the Company and Dr. Day agreed that his employment would terminate on December 31, 2015. The Day Letter Agreement superseded any agreement concerning similar subject matter dated prior to the date of the Day Letter Agreement, including but not limited to the Amended and Restated Change of Control and Severance Agreement dated July 1, 2013 between the Company and Dr. Day, or the Day Severance Agreement, and by execution of the Day Letter Agreement the Company and Dr. Day agreed that the Day Severance Agreement would be deemed null and void. For purposes of the Day Letter Agreement, Cause means (i) gross negligence or willful misconduct in the performance of Dr. Day's duties to the Company where such gross negligence or willful misconduct has resulted or is likely to result in substantial and material damage to the Company or its subsidiaries, (ii) repeated unexcused absences from the Company, (iii) commission of any act of fraud with respect to the Company, or (iv) conviction of a felony or a crime involving moral turpitude and causing material harm to the standing and reputation of the Company, in each case as determined by the Company's Board of Directors. Dr. Day's employment with the Company terminated on December 31, 2015.

 Director Compensation

        The following table sets forth the compensation paid by us during the fiscal year ended December 31, 2015 to our non-employee directors:

Name	Year	Fees Earned or Paid in Cash($)(1)	Stock Awards($)(2)	Option Awards($)(3)	Total($)
Samuel F. Colin, M.D.(4)	2015	3,178	—	—	3,178
Alexander J. Denner, Ph.D.(4)(5)	2015	43,105	—	42,843	85,948
Johannes J.P. Kastelein, M.D., Ph.D.(4)	2015	6,889	—	—	6,889
David Y. Norton(4)(5)	2015	71,216	—	42,843	114,059
Jorge Plutzky, M.D.(4)(5)	2015	40,000	—	42,843	82,843
Eric W. Roberts(4)(5)	2015	11,753	—	13,563	25,316
Herman Rosenman(4)(5)	2015	55,000	—	42,843	97,843
Allan L. Shaw(4)(5)	2015	13,808	—	13,563	27,371
Mayuran Sriskandarajah(4)(5)	2015	13,037	—	13,563	26,600

(1)
For fiscal year 2015, the cash compensation arrangement for non-employee directors was as follows, with all annual retainers paid in equal quarterly installments: (i) non-employee directors will receive $40,000 per annum; (ii) the Chairman of the Board of Directors will receive an additional $25,000 per annum; (iii) the Chairman of the Audit Committee will receive an additional $15,000 per annum; (iii) the Chairman of the Compensation Committee will receive an additional $12,000 per annum; and (iv) the Chairman of the Nominating and Governance Committee will receive an additional $7,500 per annum.

(2)
As of December 31, 2015, there were no restricted stock units outstanding for any of our non-employee directors.

(3)
As of December 31, 2015, the aggregate number of stock options outstanding for each non-employee director was as follows:

Name	Stock options outstanding at 12/31/15
Samuel F. Colin, M.D.	—
Alexander J. Denner, Ph.D.	44,444
Johannes J.P. Kastelein, M.D., Ph.D.	—
David Y. Norton	75,000
Jorge Plutzky, M.D.	75,000
Eric W. Roberts	25,000
Herman Rosenman	75,000
Allan L. Shaw	25,000
Mayuran Sriskandarajah	25,000
(4)
Messrs. Roberts, Shaw and Sriskandarajah have served as directors of the Company since September 2015, Messrs. Norton and Rosenman have served as directors of the Company since July 2013, and Dr. Plutzky has served as a director of the Company since May 2013. Dr. Colin served as a director of the Company from July 2013 to January 2015. Dr. Denner served as a director of the Company from July 2013 to November 2015. Dr. Kastelein served as a director of the Company from July 2013 to March 2015.

(5)
From January 2015 to October 2015, (i) the Audit Committee consisted of Dr. Denner and Messrs. Norton and Rosenman, with Mr. Rosenman designated as the Chairman of the Audit

  Committee; and (ii) the Nominating and Governance Committee consisted of Drs. Denner and Plutzky and Mr. Norton, with Mr. Norton designated as the Chairman of the Nominating and Governance Committee. Since October 2015, (i) the Audit Committee has consisted of Messrs. Norton, Rosenman and Shaw, with Mr. Rosenman designated as the Chairman of the Audit Committee; and (ii) the Nominating and Governance Committee has consisted of Messrs. Norton, Roberts and Sriskandarajah, with Mr. Sriskandarajah designated as the Chairman of the Nominating and Governance Committee. From January 2015 to March 2015, the Compensation Committee consisted of Messrs. Norton and Rosenman, with Mr. Norton designated as the Chairman of the Compensation Committee. From March 2015 to October 2015, the Compensation Committee consisted of Dr. Denner and Messrs. Norton and Rosenman, with Dr. Denner designated as the Chairman of the Compensation Committee. Since October 2015, the Compensation Committee has consisted of Messrs. Roberts, Rosenman and Shaw, with Mr. Shaw designated as the Chairman of the Compensation Committee. Mr. Norton has served as the Chairman of the Board of Directors since September 2014.

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

        As previously disclosed, in 2014, the Board did not issue any options to our non-employee directors; however, on May 27, 2015, the Compensation Committee of the Board granted each non-employee director Subsequent Options to purchase 25,000 shares of the Company's Common Stock. Further, in accordance with the equity compensation arrangement, on October 30, 2015, the Compensation Committee of the Board granted Messrs. Roberts, Shaw and Sriskandarajah Initial Options to purchase 25,000 shares of the Company's Common Stock and also granted Messrs. Norton and Rosenman and Drs. Denner and Plutzky Subsequent Options to purchase 25,000 shares of the Company's Common Stock.

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

Compensation Committee Interlocks and Insider Participation

        None of our directors who served on our Compensation Committee during 2015 is currently or has been, at any time since our formation, one of our officers or employees. During 2015, no executive officer served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or our Compensation Committee. The Compensation Committee currently consists of directors Roberts, Rosenman and Shaw. None of the members of our Compensation Committee during 2015 currently has or has had any relationship or transaction with a related person requiring disclosure pursuant to Item 404 of Regulation S-K.

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

        The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to Annual Report on Form 10-K for the year ended December 31, 2015.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS
Eric W. Roberts Herman Rosenman Allan L. Shaw

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

        Information about our equity compensation plans at December 31, 2015, that were approved by our stockholders was as follows:

Plan Category	Number of Shares to be issued Upon Exercise of Outstanding Options and Rights	Weighted Average Exercise Price of Outstanding Options		Number of Shares Remaining Available for Future Issuance(3)
Equity compensation plans approved by stockholders(1)	7,162,536		$6.38	8,569,091
Equity compensation plans not approved by stockholders(2)	—	$	N/A	325,000

Total	7,162,536		$6.38	8,894,091

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

(3)
Includes 8,585,900 shares for the 2010 Equity Incentive Plan and 308,191 shares for the 1994 Employee Stock Purchase Plan.

 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information known to us with respect to beneficial ownership of our Common Stock as of April 15, 2016 by (i) each person or entity who is known by us to own beneficially more than 5% of our Common Stock; (ii) each of our directors; (iii) each of our named executive officers, as specified in the "Compensation Discussion and Analysis" section of this Amendment; and (iv) all directors and executive officers as a group. Unless otherwise noted, the address of the persons or entities shown in the table is 351 East Evelyn Avenue, Mountain View, California, 94041.

	Beneficially Owned Stock(1)
Name	Number of Shares	Percent
5% Holders
North Tide Capital, LLC(2)	13,587,460	13.1%
BlackRock, Inc.(3)	6,332,644	6.1%
Aspen Investment Fund LLC(4)	9,967,245	9.6%
Van Herk Investments B.V.(5)	5,470,799	5.3%
Non-Employee Directors
David Y. Norton(6)	64,694	*
Jorge Plutzky, M.D.(7)	64,167	*
Eric W. Roberts(8)	26,155	*
Herman Rosenman(9)	68,194	*
Allan L. Shaw(10)	5,555	*
Mayuran Sriskandarajah(11)	5,555	*
Named Executive Officers
(Current Executive Officers)
Seth H. Z. Fischer(12)	1,149,903	1.1%
Mark K. Oki	—	*
John L. Slebir(13)	448,479	*
Santosh T. Varghese, M.D.(14)	346,861	*
Named Executive Officers
(Former Executive Officers)
Wesley W. Day, Ph.D.(15)	426,657	*
Johann Noor Mohamed(16)	1,371	*
Svai S. Sanford(17)	37,581	*
All directors and executive officers as a group (13 persons)(18)	2,645,172	2.5%

*
Less than 1%

(1)
Applicable percentage ownership is based on 104,089,388 shares of Common Stock outstanding as of April 15, 2016. Beneficial ownership is determined in accordance with SEC rules. In computing the number of shares beneficially owned by a person and the percentage of ownership of that person, shares of Common Stock subject to options and restricted stock units held by that person that will be exercisable/vested within 60 days of April 15, 2016 are deemed outstanding. Those shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. The persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, and except as indicated in the other footnotes to this table.

(2)
Consists of 13,587,460 shares of Common Stock as to which North Tide Capital, LLC and its affiliates (together "North Tide Capital") have shared voting and dispositive power. Beneficial ownership information is based on a Form 4 filed with the SEC on April 5, 2016. The address of North Tide Capital is 500 Boylston Street, Suite 1860, Boston, Massachusetts 02116.

(3)
BlackRock, Inc. and its affiliates (together "BlackRock") have sole voting power as to 6,180,683 shares of Common Stock and sole dispositive power as to 6,332,644 shares of Common Stock. Beneficial ownership information is based on a Schedule 13G/A filed with the SEC on January 27, 2016. The address of BlackRock is 55 East 52nd Street, New York, New York 10055.

(4)
Consists of 9,967,245 shares of Common Stock as to which Aspen Investment Fund LLC and its affiliates (together "Aspen Investment") have shared voting and dispositive power. Beneficial ownership information is based on a Schedule 13D filed with the SEC on May 28, 2014. The address of Aspen Investment is 16192 Coastal Highway, Lewes, Delaware 19958.

(5)
Van Herk Investments B.V. and its affiliates (together "Van Herk Investments B.V.") have shared voting and dispositive power as to 5,470,799 shares of Common Stock. Beneficial ownership information is based on a Schedule 13G filed with the SEC on August 24, 2015. The address of Van Herk Investments B.V. is Lichtenauerlaan 30, 3062 ME Rotterdam, The Netherlands.

(6)
Consists of (i) 1,500 shares of Common Stock and (ii) 63,194 options to purchase shares of Common Stock exercisable within 60 days of April 15, 2016.

(7)
Consists of (i) 973 shares of Common Stock and (ii) 63,194 options to purchase shares of Common Stock exercisable within 60 days of April 15, 2016.

(8)
Consists of (i) 20,600 shares of Common Stock and (ii) 5,555 options to purchase shares of Common Stock exercisable within 60 days of April 15, 2016.

(9)
Consists of (i) 5,000 shares of Common Stock Mr. Rosenman is deemed to beneficially own that are held in an Individual Retirement Account for the benefit of Mr. Rosenman and (ii) 63,194 options to purchase shares of Common Stock exercisable within 60 days of April 15, 2016.

(10)
Consists of 5,555 options to purchase shares of Common Stock exercisable within 60 days of April 15, 2016.

(11)
Consists of 5,555 options to purchase shares of Common Stock exercisable within 60 days of April 15, 2016.

(12)
Consists of (i) 3,080 shares of Common Stock, (ii) 20,625 restricted stock units vested within 60 days of April 15, 2016, and (iii) 1,126,198 options to purchase shares of Common Stock exercisable within 60 days of April 15, 2016.

(13)
Consists of (i) 37,105 shares of Common Stock, (ii) 9,493 restricted stock units vested within 60 days of April 15, 2016, and (iii) 401,881 options to purchase shares of Common Stock exercisable within 60 days of April 15, 2016.

(14)
Consists of (i) 26,114 shares of Common Stock, (ii) 925 restricted stock units vested within 60 days of April 15, 2016, and (iii) 319,822 options to purchase shares of Common Stock exercisable within 60 days of April 15, 2016.

(15)
Consists of (i) 18,305 shares of Common Stock and (ii) 408,352 options to purchase shares of Common Stock exercisable within 60 days of April 15, 2016.

(16)
Consists of 1,371 shares of Common Stock.

(17)
Consists of 37,581 shares of Common Stock.

(18)
Includes (i) 31,043 restricted stock units vested within 60 days of April 15, 2016 and (ii) 2,462,500 options to purchase shares of Common Stock exercisable within 60 days of April 15, 2016.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Change of Control Agreements with Executive Officers

        Our current executive officers, excluding our Chief Executive Officer, have Second Amended and Restated Change of Control and Severance Agreements that provide for certain benefits in the event of a Change of Control. In addition, our Chief Executive Officer's employment agreement (see "Compensation and Discussion Analysis—Employment Agreement") provides for certain benefits in the event of a Change of Control. The above referenced agreements recognize that there may be periods where another company, entity or individual considers the possibility of acquiring the Company or that a change in our Board may otherwise occur (collectively known as a Change of Control), with or without the approval of our Board. These agreements recognize that such an event may cause a distraction to employees, which may in turn cause employees to consider alternative employment opportunities. The Board determined that it was in the best interest of the Company to give such employees an incentive to continue their employment during periods when the threat or occurrence of a Change of Control may exist. These agreements are discussed in more detail in the sections entitled "Compensation and Discussion Analysis—Employment Agreement" and "Potential Payments Upon Termination or Change of Control for each Named Executive Officer" found elsewhere in this Amendment.

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

  Settlement with First Manhattan Co.

        On July 18, 2013, we entered into a settlement agreement, or the Settlement Agreement, with First Manhattan Co., or First Manhattan, terminating First Manhattan's proxy contest with respect to the election of directors at our 2013 annual meeting of stockholders, or the 2013 Annual Meeting.

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

Board Independence

        As required under the applicable listing standards of the NASDAQ Stock Market, a listed company's board of directors must affirmatively determine that a majority of its directors are "independent," as defined by such listing standards. That definition includes a series of objective tests, including that the director is not an employee of the company and has not engaged in various types of business dealings with the company. Additionally, the board of directors must make a subjective determination as to each director that no relationship exists that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Consistent with these requirements, our Board has determined that six of our seven directors each satisfy the director independence standards of the NASDAQ Stock Market. Our Board has also determined that Seth H. Z. Fischer, our Chief Executive Officer, is not independent by virtue of his employment with the Company. Mr. Fischer is not a member of any of the committees of our Board, each of which is composed of only independent directors.

Item 14.    Principal Accounting Fees and Services

Principal Accountant Fees and Services

        The Audit Committee engaged OUM & Co. LLP, or OUM, as our independent registered public accounting firm beginning with the fiscal year ended December 31, 2005. The following table presents fees for professional services rendered by OUM for the audit of our annual financial statements for fiscal years 2015 and 2014 and fees billed for audit-related services, tax services and all other services rendered by OUM for these periods:

	2015	2014
Audit Fees(1)	$496,519	$471,565
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—

Total Fees	$496,519	$471,565

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

(4)
All Other Fees: There were no other fees billed by OUM during these periods.

Pre-Approval Policy and Procedures

        The Audit Committee reviews and pre-approves all audit and non-audit services that may be provided by the independent registered public accounting firm, or Independent Auditor, during a specified period without the need to obtain specific pre-approval from the Audit Committee. The Independent Auditor provides an annual engagement letter to the Audit Committee with a reasonably detailed description of class of services proposed to be provided by the Independent Auditor during the period covered by the engagement letter and related estimated fees, and the Audit Committee pre-approves such engagement letter as appropriate. By approval of the engagement letter, the services in that engagement letter will have specific pre-approval. The services may include audit, audit-related, tax and all other services, and such service or class of services is subject to the pre-approved limit. Pre-approval is generally provided for up to one year, and the Audit Committee may periodically revise the amount and/or list of services that have received class pre-approval as necessary. Once such services have been rendered by the Independent Auditor and approved by the Audit Committee, the pre-approved limits of the annual engagement letter are re-established. If it is anticipated that the service will exceed the annual pre-approved limits, prior to commencing the audit or other permitted non-audit service, the Audit Committee will pre-approve the particular service on a case-by-case basis. No service that is absent from the record of class-approved services in the annual engagement letter may be commenced without specific pre-approval. The Audit Committee has delegated the authority to grant pre-approvals to the Audit Committee Chairman when the full Audit Committee is unable to do so. Such pre-approvals are then reviewed by the full Audit Committee at its next regular meeting. The Independent Auditor and our senior management periodically report to the Audit Committee regarding the extent of services provided by the Independent Auditor and the related fees for the services performed, as needed. In 2015, all audit and non-audit services were pre-approved and reviewed in accordance with our policy.

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

Date: April 22, 2016

VIVUS, INC.
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K FOR
THE YEAR ENDED DECEMBER 31, 2015
EXHIBIT INDEX

Exhibit Number	Description
31.3	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended
31.4	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended