Form 10-Q
period 2016-03-31
VIVUS INC
filed 2016-05-03
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2016

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

       At April 29, 2016, 104,089,388 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31,	December 31,
	2016	2015
ASSETS	Unaudited	Note 1
Current assets:
Cash and cash equivalents	$83,701	$95,395
Available-for-sale securities	144,109	146,168
Accounts receivable, net	11,855	8,997
Inventories	11,424	13,602
Prepaid expenses and other current assets	5,335	9,430
Total current assets	256,424	273,592
Property and equipment, net	884	994
Non-current assets	2,426	2,616
Total assets	$259,734	$277,202
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,664	$7,060
Accrued and other liabilities	10,300	15,891
Deferred revenue	18,223	22,142
Current portion of long-term debt	14,944	14,356
Total current liabilities	51,131	59,449
Long-term debt, net of current portion	218,782	217,034
Deferred revenue, net of current portion	7,682	6,508
Non-current accrued and other liabilities	1,243	1,296
Total liabilities	278,838	284,287
Commitments and contingencies
Stockholders’ deficit:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock; $.001 par value; 200,000 shares authorized; 104,076 and 104,055 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	104	104
Additional paid-in capital	829,680	829,428
Accumulated other comprehensive income (loss)	176	(261)
Accumulated deficit	(849,064)	(836,356)
Total stockholders’ deficit	(19,104)	(7,085)
Total liabilities and stockholders’ deficit	$259,734	$277,202

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue:
Net product revenue	$12,412	$12,628
License and milestone revenue	—	11,574
Supply revenue	1,526	8,478
Royalty revenue	1,386	(514)
Total revenue	15,324	32,166

Operating expenses:
Cost of goods sold	3,704	9,896
Selling, general and administrative	15,122	26,400
Research and development	1,029	2,694
Total operating expenses	19,855	38,990

Loss from operations	(4,531)	(6,824)

Interest expense and other expense, net	8,161	8,636
Loss before income taxes	(12,692)	(15,460)
Provision for income taxes	16	6
Net loss	$(12,708)	$(15,466)

Basic and diluted net loss per share	$(0.12)	$(0.15)
Shares used in per share computation:
Basic and diluted	104,071	103,797

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(12,708)	$(15,466)
Unrealized gain on securities, net of taxes	437	66
Comprehensive loss	$(12,271)	$(15,400)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(12,708)	$(15,466)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	291	385
Amortization of debt issuance costs and discounts	4,535	4,180
Amortization of discount or premium on available-for-sale securities	253	838
Share-based compensation expense	252	1,550
Changes in assets and liabilities:
Accounts receivable	(2,858)	(117)
Inventories	2,178	(1,483)
Prepaid expenses and other assets	4,104	848
Accounts payable	604	(1,073)
Accrued and other liabilities	(5,644)	(31)
Deferred revenue	(2,745)	(1,053)
Net cash used for operating activities	(11,738)	(11,422)
Cash flows from investing activities:
Property and equipment purchases	—	(47)
Purchases of available-for-sale securities	(30,423)	(47,488)
Proceeds from maturity of available-for-sale securities	29,000	74,750
Proceeds from sales of available-for-sale securities	3,666
Net cash provided by investing activities	2,243	27,215
Cash flows from financing activities:
Payments of notes payable	(2,199)	(79)
Net cash used for financing activities	(2,199)	(79)
Net increase (decrease) in cash and cash equivalents	(11,694)	15,714
Cash and cash equivalents:
Beginning of year	95,395	83,174
End of period	$83,701	$98,888

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Management has evaluated all events and transactions that occurred after March 31, 2016, through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period that require recognition or disclosure in these unaudited condensed consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

The unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 as filed on March 9, 2016 with the Securities and Exchange Commission, or SEC, and as amended by the Form 10-K/A filed on April 22, 2016 with the SEC. The unaudited condensed consolidated financial statements include the accounts of VIVUS, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

When reference is made to the “Company” or “VIVUS” in these footnotes, it refers to the Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of its consolidated subsidiaries.

Implementation of ASU 2015-03

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted this standard as required beginning in the first quarter of 2016 and retrospectively applied this standard to the balance sheet as of December 31, 2015. The amounts impacted by the adoption of this standard are as follows:

	As Reported December 31, 2015	Adjustment to reflect ASU 2015-03	As Adjusted December 31, 2015
Prepaid expenses and other assets	$ 10,624	$ (1,194)	$ 9,430
Total current assets	$ 274,786	$ (1,194)	$ 273,592
Non-current assets	$ 4,801	$ (2,185)	$ 2,616
Total assets	$ 280,581	$ (3,379)	$ 277,202

Long-term debt, current portion	$ 15,550	$ (1,194)	$ 14,356
Total current liabilities	$ 60,643	$ (1,194)	$ 59,449
Long-term debt, net of current portion	$ 219,219	$ (2,185)	$ 217,034
Total liabilities	$ 287,666	$ (3,379)	$ 284,287
Total liabilities and stockholders’ equity	$ 280,581	$ (3,379)	$ 277,202

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

Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), which modifies the accounting by lessees for all leases with a term greater than 12 months. The standard will require lessees to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. For public companies, the standard is effective for annual and interim periods beginning on or after December 15, 2018 and must be applied retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting, which is designed to simplify several aspects of accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. For public companies, the standard is effective for annual and interim periods beginning on or after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

2. SHARE-BASED COMPENSATION

Total share-based compensation expense for all of the Company’s share-based awards was as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of goods sold	$32	$29
Selling, general and administrative	253	275
Research and development	(33)	1,246
Total share-based compensation expense	$252	$1,550

There was $ 3,000 and $11,000 of share-based compensation cost capitalized as part of the cost of inventory for the three months ended March 31, 2016 and 2015, respectively.

3. CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at March 31, 2016 and December 31, 2015, are presented in the tables that follow (in thousands).

	As of March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$83,701	$—	$—	$83,701
U.S. Treasury securities	60,819	13	(4)	60,828
Corporate debt securities	83,115	187	(21)	83,281
Total	227,635	200	(25)	227,810
Less amounts classified as cash and cash equivalents	(83,701)	—	—	(83,701)
Total available-for-sale securities	$143,934	$200	$(25)	$144,109

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$95,395	$—	$—	$95,395
U.S. Treasury securities	84,734	—	(107)	84,627
Corporate debt securities	61,696	20	(175)	61,541
Total	241,825	20	(282)	241,563
Less amounts classified as cash and cash equivalents	(95,395)	—	—	(95,395)
Total available-for-sale securities	$146,430	$20	$(282)	$146,168

As of March 31, 2016, the Company’s available-for-sale securities had original contractual maturities up to 46 months. However, the Company may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may sell these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

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

The following table represents the fair value hierarchy for our cash equivalents and available-for-sale securities by major security type as of March 31, 2016 and December 31, 2015 (in thousands):

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$83,701	$—	$—	$83,701
U.S. Treasury securities	60,828	—	—	60,828
Corporate debt securities	—	83,281	—	83,281
Total	$144,529	$83,281	$—	$227,810

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$95,395	$—	$—	$95,395
U.S. Treasury securities	84,627	—	—	84,627
Corporate debt securities	—	61,541	—	61,541
Total	$180,022	$61,541	$—	$241,563

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of (in thousands):

	Balance as of
	March 31,	December 31,
	2016	2015
Qsymia	$8,322	$8,508
STENDRA/SPEDRA	3,691	652
	12,013	9,160
Qsymia allowance for cash discounts	(158)	(163)
Net	$11,855	$8,997

5. INVENTORIES

Inventories consist of (in thousands):

	Balance as of
	March 31,	December 31,
	2016	2015
Raw materials	$8,528	$8,645
Work-in-process	94	247
Finished goods	2,429	4,282
Deferred costs	373	428
Inventories	$11,424	$13,602

Raw materials inventories consist primarily of the active pharmaceutical ingredients, or API, for Qsymia and STENDRA/SPEDRA. Deferred costs inventories consist primarily of Qsymia and represents Qsymia product shipped to the Company’s wholesalers and certified retail pharmacies, but not yet dispensed to patients through prescriptions, net of prompt payment discounts, and for which recognition of revenue has been deferred.

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

6. PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses and other assets consist of (in thousands):

	Balance as of
	March 31,	December 31,
	2016	2015
Prepaid sales and marketing expenses	$2,490	$3,434
Prepaid insurance	803	1,124
Other prepaid expenses and assets	2,042	4,872
Total	$5,335	$9,430

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

7. NON-CURRENT ASSETS

Non-current assets of $2.4 million and $2.6 million as of March 31, 2016 and December 31, 2015, respectively, consist primarily of patent acquisition and assignment costs.

8. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of (in thousands):

	Balance as of
	March 31,	December 31,
	2016	2015
Accrued employee compensation and benefits	$1,454	$3,621
Accrued non-recurring charges (see Note 10)	388	503
Accrued interest on debt (see Note 13)	1,748	1,293
Accrued manufacturing costs	347	5,408
Other accrued liabilities	6,363	5,066
Total	$10,300	$15,891

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities and royalties, including a payable to Endo International, plc, or Endo, related to a royalty revenue adjustment in 2015.

9. NON-CURRENT ACCRUED AND OTHER LIABILITIES

Non-current accrued and other liabilities at March 31, 2016 and December 31, 2015 were $1.2 and $1.3 million, respectively, and primarily consisted of costs associated with the exit of certain operating leases and security deposits relating to the sublease agreements.

10. INVENTORY IMPAIRMENT AND OTHER NON-RECURRING CHARGES

The following table sets forth activities for the Company’s cost reduction plan obligations during the three months ended March 31, 2016 (in thousands):

		Facilities-
	Severance	related
	obligations	obligations	Total
Balance of accrued costs at December 31, 2015	$410	$471	$881
Charges	—	—	—
Payments	(116)	(26)	(142)
Balance of accrued costs at March 31, 2016	$294	$445	$739

Of the total accrued employee severance and facilities-related costs in the Company’s unaudited condensed consolidated balance sheet at March 31, 2016, $0.3 million is included under current liabilities in “Accrued and other liabilities” and $0.4 million is included in “Non-current accrued and other liabilities.”

The balance of the accrued employee severance and facilities-related costs at March 31, 2016 is anticipated to be paid out as follows (in thousands):

2016 (remaining nine months)	$362
2017	350
2018	11
2019	16
$739

11. DEFERRED REVENUE

Deferred revenue consists of the following (in thousands):

	Balance as of
	March 31,	December 31,
	2016	2015
Qsymia deferred revenue - current	$16,820	$19,275
SPEDRA deferred revenue - current	1,403	2,867
Total deferred revenue - current	$18,223	$22,142

SPEDRA deferred revenue - non-current	$7,682	$6,508

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

12. LICENSE, COMMERCIALIZATION AND SUPPLY AGREEMENTS

During 2013, the Company entered into separate license and commercialization agreements and separate commercial supply agreements with each of the Menarini Group, through its subsidiary Berlin Chemie AG, or Menarini, Auxilium Pharmaceuticals, Inc, or Auxilium, and Sanofi and its affiliate, or Sanofi, to commercialize and promote STENDRA or SPEDRA in their respective territories. Menarini’s territory is comprised of over 40 European countries, including the European Union, or EU, plus Australia and New Zealand. Auxilium’s territory is comprised of the United States and Canada and their respective territories. In January 2015, Auxilium was acquired by Endo. In December 2015, Auxilium notified the Company of its intention to return the U.S. and Canadian commercial rights for STENDRA to the Company. Auxilium has provided its contractually required six-month notice of termination which, absent an agreement between Auxilium and the Company for an earlier termination date, will result in the termination of the license agreement and supply agreement on June 30, 2016. Sanofi’s territory is comprised of Africa, the Middle East, Turkey and Eurasia.

13. LONG-TERM DEBT AND COMMITTMENTS

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

For the three months ended March 31, 2016, total interest expense related to the Convertible Notes was $7.2 million, including amortization of $4.2 million of the debt discount and amortization of $225,000 of deferred financing costs. For the three months ended March 31, 2015, total interest expense related to the Convertible Notes was $6.6 million, including amortization of $3.9 million of the debt discount and amortization of $205,000 of deferred financing costs.

Senior Secured Notes Due 2018

In March 2013, the Company entered into the Purchase and Sale Agreement between the Company and BioPharma Secured Investments III Holdings Cayman LP, or Biopharma, a Cayman Islands exempted limited partnership, providing for the purchase of a debt like instrument, or the Senior Secured Notes. Under the agreement, the Company received $50 million, less $500,000 in funding and facility payments, at the initial closing in April 2013. The scheduled quarterly payments on the Senior Secured Notes are subject to the net sales of (i) Qsymia and (ii) any other obesity agent developed or marketed by us or our affiliates or licensees. The scheduled quarterly payments, other than the payment(s) scheduled to be made in the second quarter of 2018, are capped at the lower of the scheduled payment amounts or 25% of the net sales of (i) and (ii) above. Accordingly, if 25% of the net sales is less than the scheduled quarterly payment, then 25% of the net sales is due for that quarter, with the exception of the payment(s) scheduled to be made in the second quarter of 2018, when any unpaid scheduled quarterly payments plus any accrued and unpaid make whole premiums must be paid. Any quarterly payment less than the scheduled quarterly payment amount will be subject to a make whole premium equal to the applicable scheduled quarterly payment of the preceding quarter less the actual payment made to BioPharma for the preceding quarter multiplied by 1.03. The Company may elect to pay full scheduled quarterly payments if it chooses.

For the three months ended March 31, 2016, the interest expense related to the Senior Secured Notes was $1.2 million, including amortization of deferred financing costs amounting to $76,000. For the three months ended March 31, 2015, the interest expense related to the Senior Secured Notes was $1.7 million, including amortization of deferred financing costs amounting to $109,000.

Debt is as follows (in thousands):

March 31,
2016

Convertible Senior Notes due 2020	$250,000
Senior Secured Notes due 2018	38,803
288,803
Less: Debt issuance costs	(3,079)
Less: Discount on convertible senior notes	(51,998)
233,726
Less: Current portion	(14,944)
Long-term debt, net of current portion	$218,782

Future estimated payments on debt as of March 31, 2016 are as follows:

2016 (remaining nine months)	$26,250
2017	31,250
2018	21,611
Total	79,111
Less: Interest portion	(40,308)
Senior Secured Notes	$38,803

As a condition of the FDA granting approval to commercialize Qsymia in the U.S., the Company agreed to complete certain post-marketing requirements. One requirement was to perform a cardiovascular outcomes trial, or CVOT, on Qsymia. The cost of a CVOT is estimated to be between $180 million and $220 million incurred over a period of approximately five years. The Company is working with the FDA to determine a pathway to provide the FDA with information to support the safety of Qsymia in a more cost effective manner. To date, the Company has not incurred expenses related to the CVOT.

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

As the Company recognized a net loss for each of the three month periods ended March 31, 2016 and 2015, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. For the three months ended March 31, 2016 and 2015, awards and options outstanding of 10,354,000 and 7,587,000, respectively, were not included in the computation of diluted net loss per share for the Company because the effect would be anti-dilutive.

15. INCOME TAXES

For the three months ended March 31, 2016 and 2015, the Company recorded a provision for taxes of $16,000 and $6,000, respectively. The provision for income taxes for both the three months ended March 31, 2016 and 2015 was primarily comprised of state taxes during the period.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States as of March 31, 2016. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

As of March 31, 2016, the Company’s only unrecognized tax benefit of $47,000 is related to California research and development activities.  We do not expect to have any other significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, certain tax years remain open to tax audit. The Company’s policy is to recognize interest and penalties related to uncertain tax positions (if any) as a component of the income tax provision.

16. LEGAL MATTERS

Shareholder Lawsuit

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors.  In that complaint, captioned Jasin v. VIVUS, Inc., Case No.  114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes.    Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief.  On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal.  With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263.  The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action.  On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action.  In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. The court ruled on that motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint on October 2, 2015. On September 10, 2015, plaintiffs moved for entry of judgment on their state claims. Briefing on both defendants’ motion to dismiss and plaintiffs’ motion for entry of judgment was completed on December 15, 2015. On April 19, 2016, the court issued a ruling granting defendants’ motion to dismiss without leave to amend and denying as moot plaintiffs’ motion for entry of judgment.  The time for plaintiffs to file an appeal has not yet expired. The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of the Company’s financial resources to pay for its self-insured retention and the policies’ terms and conditions.

The Company and the defendant former officers and directors cannot predict the outcome of the lawsuit, but they believe the lawsuit is without merit and intend to continue vigorously defending against the claims.

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

Net product revenue by geographic region for the three months ended March 31, 2016 and 2015 was as follows (in thousands):

	Three Months Ended March 31,
	2016				2015
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$12,412	$—		$12,412	$12,628	$—		$12,628
STENDRA/SPEDRA—License and milestone revenue	—	—		—	—	11,574		11,574
STENDRA/SPEDRA—Supply revenue	—	1,526		1,526	5,012	3,466		8,478
STENDRA/SPEDRA —Royalty revenue	826	560		1,386	(959)	445		(514)
Total revenue	$13,238	$2,086	(1)	$15,324	$16,681	$15,485	(2)	$32,166

(1)$2.1 million of which was attributable to Germany.

(2)$15.4 million of which was attributable to Germany.

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our audited consolidated financial statements and related notes thereto included as part of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 9, 2016 and as amended by the Form 10-K/A filed with the SEC on April 22, 2016, and other disclosures (including the disclosures under “Part II. Item 1A. Risk Factors”) included in this Quarterly Report on Form 10-Q. Our unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and are presented in U.S. dollars.

OVERVIEW

VIVUS is a biopharmaceutical company with two therapies approved by the FDA: Qsymia® (phentermine and topiramate extended release) for chronic weight management and STENDRA® (avanafil) for erectile dysfunction, or ED. STENDRA is also approved by the European Commission, or EC, under the trade name, SPEDRA, for the treatment of ED in the EU.

Qsymia was approved by the FDA in July 2012, as an adjunct to a reduced calorie diet and increased physical activity for chronic weight management in adult patients with an initial body mass index, or BMI, of 30 or greater, or obese patients, or 27 or greater, or overweight patients, in the presence of at least one weight related comorbidity, such as hypertension, type 2 diabetes mellitus or high cholesterol, or dyslipidemia. Qsymia incorporates a proprietary formulation combining low doses of active ingredients from two previously approved drugs, phentermine and topiramate. Although the exact mechanism of action is unknown, Qsymia is believed to suppress appetite and increase satiety, or the feeling of being full, the two main mechanisms that impact eating behavior. In September 2012, Qsymia became available in the U.S. market through a limited number of certified home delivery networks. In July 2013, Qsymia became available in retail pharmacies nationwide. As of the date of this report, Qsymia is available in over 40,000 certified retail pharmacies nationwide, including all of the major pharmacy chains in the country. We intend to continue to certify and add new pharmacies to the Qsymia retail pharmacy network, including national and regional chains as well as independent pharmacies.

Prior to 2015, we commercialized Qsymia in the U.S. primarily through a dedicated contract sales force of approximately 150 contract sales representatives, supported by an internal commercial team. In 2015, we completed two realignments of our field sales territories, reducing the number of sales territories to approximately 90 in April 2015 and then to 50 in July 2015. Each of these adjustments was accompanied by a parallel streamlining of corporate headquarters headcount as we have sought to right-size the organization to match the Qsymia market opportunity as it currently exists. In August 2015, we directly hired approximately 50 former contract sales representatives to continue promoting Qsymia to physicians.

Our efforts to expand the appropriate use of Qsymia include scientific publications, participation and presentations at medical conferences, and development and implementation of patient-directed support programs. Most recently, we have rolled out unique marketing programs to encourage targeted prescribers to gain more experience with Qsymia with their obese patient population. In 2015, we increased our investment in digital media in order to amplify our messaging to information-seeking consumers. The digital messaging encourages those consumers most likely to take action to speak with their physicians about obesity treatment options. We believe our enhanced web-based strategies deliver clear and compelling communications to potential patients. We have also employed a physician referral service to help patients identify prescribers in their area. In 2016, we are focused on upgrading our patient savings offer plan, optimizing the use of our field sales force and our digital campaign, continuing to work with third-party institutions and advancing our efforts to fulfill, in a cost-effective manner, the remaining Qsymia regulatory post-marketing requirements.

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

We defined and identified the healthcare provider, or HCP, audience of anti-obesity prescribers as numbering approximately 8,000 to 10,000.  Of these, we believe the most highly productive writers are adequately covered by the VIVUS sales force.  We are focused on maintaining a commercial presence with important Qsymia prescribers, and we have capacity to cover new potential prescribers, who are those physicians that begin prescribing branded obesity products. We are constantly monitoring prescribing activity in the market, and we have seen new prescriptions being written by HCPs on whom we have not previously dedicated field sales resources.  We believe that part of the current realignment addresses this new prescriber group, and we look forward to initiating and maintaining dialog with these HCPs.

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

In addition, we are in the process of pursuing a new indication for Qsymia in obstructive sleep apnea, or OSA. We do not anticipate spending resources on new indications for Qsymia until the CVOT issue is resolved. We also intend to seek regulatory approval for Qsymia in territories outside the U.S. and the EU and, if approved, to commercialize the product through collaboration agreements with third parties. We plan to optimize spending while pursuing these potential objectives.

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

We are currently in discussions with potential collaboration partners to market and sell STENDRA for our other territories, including Latin America, in which we do not currently have a commercial collaboration. Also, we are continuing in the evaluation of our alternatives not only for the return of our U.S. and Canadian STENDRA commercial rights, including the evaluation of commercializing STENDRA by ourselves, but also for our overall business strategy with the advisor we engaged in the first quarter of 2016.

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

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the SEC on March 9, 2016. There have been no significant changes in our critical accounting policies during the three months ended March 31, 2016, as compared to those disclosed in our Annual Report.

RESULTS OF OPERATIONS

Revenues

			% Change
	Three Months Ended March 31,		Increase/ (Decrease)
(in thousands, except for percentages)	2016	2015	2016 vs 2015
Revenue:
Net product revenue	$12,412	$12,628	(2)%
License and milestone revenue	—	11,574	(100)%
Supply revenue	1,526	8,478	(82)%
Royalty revenue	1,386	(514)	(370)%
Total revenue	$15,324	$32,166	(52)%

Net product revenue

For the three months ended March 31, 2016, there were approximately 116,000 Qsymia prescriptions dispensed, compared to 136,000 for the same period of 2015. Approximately 64% of our total prescriptions for the first quarter of 2016 included either a free good or discount offer, with approximately 17,000 of those prescriptions dispensed as free goods. In comparison, for the three months ended March 31, 2015, approximately 63% of our total prescriptions included either a free good or discount offer, with approximately 25,000 of those prescriptions dispensed as free goods.

As of March 31, 2016, we had deferred revenue related to gross sales of Qsymia of $16.9 million, which represents Qsymia product shipped to wholesalers and certified retail pharmacies, but not yet dispensed to patients through prescriptions, net of prompt-payment discounts.

License and milestone revenue

For the three months ended March 31, 2015, under the terms of the license and commercialization agreement with Menarini, we recognized $11.6 million in license and milestone revenue related to the time-to-onset claim, which was approved by the EC in January 2015. There was no license and milestone revenue for the three months ended March 31, 2016.

Supply revenue

For the three months ended March 31, 2016, we recognized $1.5 million in supply revenue, compared to $8.5 million for the three months ended March 31, 2015. The decrease in supply revenue in 2016 as compared to 2015 is due to the timing of orders from our commercialization partners. The variations in supply revenue are a result of the timing of orders placed by our partners and may or may not reflect end user demand for STENDRA and SPEDRA. To date, Sanofi has not launched the commercialization of SPEDRA in its territories.

Royalty revenue

For the three months ended March 31, 2016, we recognized $1.4 million in net royalty revenue on net sales reported by our commercialization partners, compared to $(0.5) million in royalty revenue in the three months ended March 31, 2015. Beginning in 2014, we began earning royalty revenue from sales of STENDRA by these partners. We record royalty revenue related to STENDRA based on reports provided by our partners.  One of our partners, Auxilium, was acquired by Endo in January 2015. In April 2015, we were informed by Endo that Endo had revised its accounting estimate for its return reserve for STENDRA sold in 2014. Under the terms of the license and commercialization agreement, adjustments to the return reserve can be deducted from the reported net revenue. As a result, in the first quarter of 2015, we recorded an adjustment of $1.2 million to reduce our royalty revenue. In December 2015, Auxilium notified us of its intention to return the U.S. and Canadian commercial rights for STENDRA to us. Auxilium has provided its contractually required six-month notice of termination which, absent an agreement between Auxilium and us for an earlier termination date, will result in the termination of the license agreement and supply agreement on June 30, 2016.

Cost of goods sold

	Three Months Ended March 31,
	2016	2015
Qsymia cost of goods sold	$2,071	$1,867
STENDRA/SPEDRA cost of goods sold	1,633	8,029
Cost of goods sold	$3,704	$9,896

Cost of goods sold decreased overall due to the reduction in net product and supply revenue. The change in the cost of goods sold as a percentage of net product and supply revenue was due to the effect of price increases in 2015 and the sales mix between Qsymia and STENDRA/SPEDRA during the periods. Cost of goods sold for Qsymia dispensed to patients includes the inventory costs of APIs, third-party contract manufacturing and packaging and distribution costs, royalties, cargo insurance, freight, shipping, handling and storage costs, and overhead costs of the employees involved with production. Cost of goods sold for STENDRA or SPEDRA shipped to our commercialization partners includes the inventory costs of purchased tablets, freight, shipping and handling costs. The cost of goods sold associated with deferred revenue on Qsymia and STENDRA or SPEDRA product shipments is recorded as deferred costs, which are included in inventories in the condensed consolidated balance sheets, until such time as the deferred revenue is recognized.

Selling, general and administrative expense

			% Change
	Three Months Ended March 31,		Increase/ (Decrease)
	2016	2015	2016 vs 2015
	(In thousands, except percentages)
Selling and marketing	$7,648	$18,041	(58)%
General and administrative	7,474	8,359	(11)%
Total selling, general and administrative expenses	$15,122	$26,400	(43)%

The decrease in selling and marketing expenses for the three months ended March 31, 2016, compared to the same period in 2015, was due primarily to the efforts to reduce marketing programs cost and the reduction in the number of territories from 150 to approximately 50 effective in August 2015.

The decrease in general and administrative expenses in the three months ended March 31, 2016, compared to the same period in 2015, was primarily due to the corporate restructuring plan begun in July 2015 and decreased share-based compensation, as well as our continuing efforts to cut costs and lower spending for corporate activities and professional fees.

Research and development expense

			% Change
	Three Months Ended March 31,		Increase/(Decrease)
Drug Indication/Description	2016	2015	2016 vs 2015
	(In thousands, except percentages)
Qsymia for obesity	$198	$280	(29)%
STENDRA for ED	(22)	337	(107)%
Share-based compensation	(33)	275	(112)%
Overhead costs*	886	1,802	(51)%
Total research and development expenses	$1,029	$2,694	(62)%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The decrease in total research and development expenses in the three months ended March 31, 2016 as compared to the same period in 2015, was due primarily to lower headcount resulting from our corporate restructuring plan begun in July 2015 as well as the timing of product studies.

There will be additional research and development expenses for post-approval studies related to Qsymia. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies.

Interest expense and other expense, net

Interest expense and other expense, net for the three months ended March 31, 2016 was $8.2 million, compared to $8.6 million for the three months ended March 31, 2015. Interest expense and other expense, net consists primarily of interest expense and the amortization of issuance costs from our Convertible Notes and Senior Secured Notes and the amortization of the debt discount on the Convertible Notes. The decrease in interest and other expense (income), net was primarily due to the lowering of the debt balances due to the repayment of debt.

Provision for (benefit from) income taxes

For the three months ended March 31, 2016, we recorded a provision for income taxes of $16,000, compared to a provision of $6,000 for the three months ended March 31, 2015. The provision for income taxes for both the three months ended March 31, 2016 and 2015 is primarily comprised of state taxes during the period.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the U.S. as of March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Cash, cash equivalents and available-for-sale securities totaled $227.8 million at March 31, 2016, as compared to $241.6 million at December 31, 2015. The decrease of $13.8 million was primarily due to net cash used for operating activities and the payment of debt service obligations during the period.

At March 31, 2016, we had $83.7 million in cash and cash equivalents and $144.1 million in available-for-sale securities. We invest our excess cash balances in money market, U.S. government securities and highly-rated corporate debt securities, in accordance with our investment policy. At March 31, 2016, all of our cash equivalents and available-for-sale securities were invested in U.S. government securities, highly-rated corporate debt securities or money market funds. Our investment policy has the primary investment objective of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

As of March 31, 2016, accounts receivable, net of allowance for cash discount, was $11.9 million, as compared to $9.0 million at December 31, 2015.  Currently, we do not have any significant concerns related to accounts receivable or collections thereof.

Summary Cash Flows

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash provided by (used for):
Operating activities	$(11,519)	$(11,422)
Investing activities	2,024	27,215
Financing activities	(2,199)	(79)

Operating Activities.  For the three months ended March 31, 2016, the use of cash resulted from our net loss of $12.7 million, which was partially offset by non-cash charges of $4.5 million in debt issuance cost and discount amortization, and $0.3 million in non-cash share-based compensation expense. Additional cash used in operating activities resulted from changes in assets and liabilities during the quarter, including a decrease of $5.6 million in accrued liabilities, due to the timing of accruals, decreases of $2.7 million in deferred revenue, due to the timing of the recognition of revenue, and an increase of $2.9 million in accounts receivable, due to the timing of the receipt of payments. These were partially offset by decreases in inventory of $2.2 million and prepaid expenses of $4.1 million, due to the amortization of existing prepaid expenses and the timing of payments.

For the three months ended March 31, 2015, the use of cash partially resulted from our net loss of $15.5 million, which was partially offset by $4.2 million in debt issuance cost and discount amortization and $1.6 million in non-cash share-based compensation expense. Additional cash used in operating activities resulted from changes in assets and liabilities during the quarter, including an increase of $1.5 million in inventory, due to increased inventory production in supporting customer demands for Qsymia and STENDRA, and decreases of $0.8 million in prepaid and other assets, due to the timing of payments, decreases in accounts payable of $1.1 million, due to reductions in operating expenses and the timing of activities and vendor payments, and decreases of $1.1 million in deferred revenue, due to the recognition of previously deferred revenue.

Investing Activities.  Cash provided by investing activities for the three months ended March 31, 2016 and 2015 primarily related to the timing of purchases, sales and maturity of investment securities.

Financing Activities.  Cash used for financing activities for the three months ended March 31, 2016 and 2015 related to our repayments of $2.2 million and $79,000, respectively, under the Senior Secured Notes.

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

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least for the next twelve months. However, we anticipate that we may require additional funding to expand the use of Qsymia through targeted patient and physician education, find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience, create a pathway for centralized approval of the marketing authorization application for Qsiva in the EU, continue the expansion of our distribution of Qsymia through certified retail pharmacy locations, conduct post-approval clinical studies for Qsymia, conduct non-clinical and clinical research and development work to support regulatory submissions and applications for our future investigational drug candidates, finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, to fund operating expenses, establish additional or new manufacturing and marketing capabilities, and manufacture quantities of our drugs and investigational drug candidates and to make payments under our existing license and supply agreements for STENDRA. In December 2015, Auxilium notified us of its intention to return the U.S. and Canadian commercial rights for STENDRA to us. Auxilium has provided its contractually required six-month notice of termination which, absent an agreement between Auxilium and us for an earlier termination date, will result in the termination of the license agreement and supply agreement on June 30, 2016. If we decide to commercialize STENDRA in the U.S. and Canada by ourselves, we may experience a significant increase in our cash requirements.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences pursuant to indemnification agreements, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, stockholder suits and tax matters and as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of March 31, 2016.

Contractual Obligations

During the three months ended March 31, 2016, there were no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of

Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, filed with the SEC on March 9, 2016, other than the fulfillment of existing obligations in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest Rate Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements and foreign currency exchange risk. Our cash, cash equivalents and available-for-sale securities as of March 31, 2016, consisted primarily of money market funds, U.S. Treasury securities and corporate debt securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our market risk associated with interest rate movements is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at March 31, 2016, by approximately $1.3 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

A portion of our operations consist of revenues from outside of the United States, some of which are denominated in Euros, and, as such, we have foreign currency exchange exposure for these revenues and associated accounts receivable.  Future fluctuations in the Euro exchange rate may impact our revenues and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

(a.) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the timelines specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder Lawsuit

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114‑cv‑261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal. With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14‑cv‑03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action. In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. The court ruled on that motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint on October 2, 2015. On September 10, 2015, plaintiffs moved for entry of judgment on their state claims. Briefing on both defendants’ motion to dismiss and plaintiffs’ motion for entry of judgment was completed on December 15, 2015. On April 19, 2016, the court issued a ruling granting defendants’ motion to dismiss without leave to amend and denying as moot plaintiffs’ motion for entry of judgment.  The time for plaintiffs to file an appeal has not yet expired. The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of our financial resources to pay for our self‑insured retention and the policies’ terms and conditions.

The Company and the defendant former officers and directors cannot predict the outcome of the lawsuit, but they believe the lawsuit is without merit and intend to continue vigorously defending against the claims.

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

On July 30, 2015, we announced a corporate restructuring plan that reduced our headcount and expenses, with an objective of achieving neutral or positive operating cash flows by the end of 2016. We reduced our Qsymia sales territories to 50 and further streamlined our headquarters headcount resulting in the elimination of approximately 60 job positions. Consequently, our future sales forecast for Qsymia was reduced and has resulted in excess inventory. In addition, we incurred charges for severance of approximately $2.5 million in 2015 related to this corporate restructuring plan. We expect annual savings of approximately $14.4 million in operating expenses beginning in fiscal year 2016. We may not fully realize the anticipated benefits from this corporate restructuring plan.

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

Although Qsymia is a once-a-day, proprietary extended-release formulation, both of the approved APIs (phentermine and topiramate) that are combined to produce Qsymia are commercially available as drug products at prices that together are lower than the price at which we sell Qsymia. In addition, the distribution and sale of these drug products is not limited under a REMS program, as is the case with Qsymia. Further, the individual drugs contained in the Qsymia formulation are available in retail pharmacies. We cannot be sure that physicians will view Qsymia as sufficiently superior to a treatment regimen of Qsymia’s individual APIs to justify the significantly higher cost for Qsymia, and they may prescribe the individual generic drugs already approved and marketed by other companies instead of our combination drug. Although our U.S. and European patents contain composition, product formulation and method-of-use claims that we believe protect Qsymia, these patents may be ineffective or impractical to prevent physicians from prescribing, or pharmacists from dispensing, the individual generic constituents marketed by other companies instead of our combination drug. Phentermine and topiramate are currently available in generic form, although the doses used in Qsymia are currently not available. In the third quarter of 2013, Supernus Pharmaceuticals, Inc. launched Trokendi XR™ and in the second quarter of 2014, Upsher-Smith Laboratories, Inc. launched Qudexy™. Both products provide an extended-release formulation of the generic drug topiramate that is indicated for certain types of seizures and migraines. Topiramate is not approved for obesity treatment, and phentermine is only approved for short-term treatment of obesity. However, because the price of Qsymia is significantly higher than the prices of the individual components as marketed by other companies, physicians may have a greater incentive to write prescriptions for the individual components outside of their approved indication, instead of for our combination drug, and this may limit how we price or market Qsymia. Similar concerns could also limit the reimbursement amounts private health insurers or government agencies in the U.S. are prepared to pay for Qsymia, which could also limit market and patient acceptance of our drug and could negatively impact our revenues.

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

As of March 31, 2016, we have $250.0 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. The Convertible Notes are convertible into approximately 16,826,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 67.3038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $14.858 per share, subject to adjustment under certain conditions. On October 8, 2015, IEH Biopharma LLC, a subsidiary of Icahn Enterprises L.P., announced that it had received tenders for $170,165,000 of the aggregate principal amount of our Convertible Notes in its previously announced cash tender offer for any and all of the outstanding Convertible Notes. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

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

At March 31, 2016, we had $83.7 million in cash and cash equivalents and $144.1 million in available-for-sale securities. While at March 31, 2016, our excess cash balances were invested in money market, U.S. Treasury securities and corporate debt securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. Although the U.S. Congress was able to resolve the debt ceiling issue in time to avoid default, the major credit rating agencies have expressed their ongoing concern about the high levels of debt that the U.S. government has taken on. Standard & Poor’s announced that it had revised its outlook on the long-term credit rating of the U.S. to negative, which could affect the trading market for U.S. government securities. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities or corporate debt securities as of March 31, 2016. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

For example, on March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal. With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action. In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. The court ruled on that motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss the complaint on October 2, 2015. On September 10, 2015, plaintiffs moved for entry of judgment on their state claims. Briefing on both defendants’ motion to dismiss and plaintiffs’ motion for entry of judgment was completed on December 15, 2015. On April 19, 2016, the court issued a ruling granting defendants’ motion to dismiss without leave to amend and denying as moot plaintiffs’ motion for entry of judgment.  The time for plaintiffs to file an appeal has not yet expired. The Company and the defendant former officers and directors cannot predict the outcome of the lawsuit, but believe that the lawsuit is without merit and intend to continue vigorously to defend against the claims.

The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of our financial resources to pay for our self-insured retention and the policies’ terms and conditions.

We have an accumulated deficit of $849.1 million as of March 31, 2016, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $849.1 million for the period from our inception through March 31, 2016, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

Date: May 3, 2016	VIVUS, Inc.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

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