Form 10-Q
period 2016-06-30
VIVUS INC
filed 2016-08-04
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2016

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

       At July 29, 2016, 104,181,991 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30,	December 31,
	2016	2015
ASSETS	Unaudited	Note 1
Current assets:
Cash and cash equivalents	$82,545	$95,395
Available-for-sale securities	137,662	146,168
Accounts receivable, net	11,042	8,997
Inventories	10,809	13,602
Prepaid expenses and other current assets	6,919	9,430
Total current assets	248,977	273,592
Property and equipment, net	792	994
Non-current assets	2,242	2,616
Total assets	$252,011	$277,202
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$8,200	$7,060
Accrued and other liabilities	9,032	15,891
Deferred revenue	19,472	22,142
Current portion of long-term debt	15,516	14,356
Total current liabilities	52,220	59,449
Long-term debt, net of current portion	220,848	217,034
Deferred revenue, net of current portion	7,284	6,508
Non-current accrued and other liabilities	1,103	1,296
Total liabilities	281,455	284,287
Commitments and contingencies
Stockholders’ deficit:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock; $.001 par value; 200,000 shares authorized; 104,182 and 104,055 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	104	104
Additional paid-in capital	830,551	829,428
Accumulated other comprehensive income (loss)	366	(261)
Accumulated deficit	(860,465)	(836,356)
Total stockholders’ deficit	(29,444)	(7,085)
Total liabilities and stockholders’ deficit	$252,011	$277,202

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue:
Net product revenue	$12,749	$14,013	$25,161	$26,641
License and milestone revenue	—	—	—	11,574
Supply revenue	—	8,117	1,526	16,595
Royalty revenue	1,027	855	2,413	341
Total revenue	13,776	22,985	29,100	55,151

Operating expenses:
Cost of goods sold	2,647	9,870	6,351	19,766
Selling, general and administrative	13,692	22,201	28,814	48,601
Research and development	1,096	2,599	2,125	5,293
Inventory impairment and other non-recurring charges	—	29,522	—	29,522
Total operating expenses	17,435	64,192	37,290	103,182

Loss from operations	(3,659)	(41,207)	(8,190)	(48,031)

Interest expense and other expense, net	7,735	8,139	15,896	16,775
Loss before income taxes	(11,394)	(49,346)	(24,086)	(64,806)
Provision for income taxes	7	6	23	12
Net loss	$(11,401)	$(49,352)	$(24,109)	$(64,818)

Basic and diluted net loss per share	$(0.11)	$(0.48)	$(0.23)	$(0.62)
Shares used in per share computation:
Basic and diluted	104,126	103,845	104,099	103,821

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(11,401)	$(49,352)	$(24,109)	$(64,818)
Unrealized gain on securities, net of taxes	190	7	627	73
Comprehensive loss	$(11,211)	$(49,345)	$(23,482)	$(64,745)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(24,109)	$(64,818)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	564	731
Amortization of debt issuance costs and discounts	9,143	8,421
Amortization of discount or premium on available-for-sale securities	503	1,489
Share-based compensation expense	1,099	2,775
Inventory impairment charge	—	29,522
Changes in assets and liabilities:
Accounts receivable	(2,045)	1,341
Inventories	2,793	(4,491)
Prepaid expenses and other assets	2,523	2,872
Accounts payable	1,140	4,563
Accrued and other liabilities	(7,052)	(2,926)
Deferred revenue	(1,894)	37
Net cash used for operating activities	(17,335)	(20,484)
Cash flows from investing activities:
Property and equipment purchases	—	(176)
Purchases of available-for-sale securities	(32,523)	(124,571)
Proceeds from maturity of available-for-sale securities	37,450	151,750
Proceeds from sales of available-for-sale securities	3,703	—
Net cash provided by investing activities	8,630	27,003
Cash flows from financing activities:
Repayments of notes payable	(4,169)	(3,452)
Sale of common stock through employee stock purchase plan	24	125
Net cash used for financing activities	(4,145)	(3,327)
Net (decrease) increase in cash and cash equivalents	(12,850)	3,192
Cash and cash equivalents:
Beginning of year	95,395	83,174
End of period	$82,545	$86,366

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Management has evaluated all events and transactions that occurred after June 30, 2016, through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period that require recognition or disclosure in these unaudited condensed consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

Significant Accounting Policies

Other than the implementation of ASU 2015-03 discussed above, there have been no changes to the Company’s significant accounting policies since the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

2. SHARE-BASED COMPENSATION

Total share-based compensation expense for all of the Company’s share-based awards was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of goods sold	$43	$22	$75	$52
Selling, general and administrative	633	1,097	886	2,342
Research and development	171	106	138	381
Total share-based compensation expense	$847	$1,225	$1,099	$2,775

Share-based compensation costs capitalized as part of the cost of inventory were $3,000 and $13,000 for the three months ended June 30, 2016 and 2015, respectively, and $6,000 and $24,000 for the six months ended June 30, 2016 and 2015, respectively.

3. CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at June 30, 2016 and December 31, 2015, are presented in the tables that follow (in thousands).

	As of June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$82,545	$—	$—	$82,545
U.S. Treasury securities	55,639	27	—	55,666
Corporate debt securities	81,657	342	(3)	81,996
Total	219,841	369	(3)	220,207
Less amounts classified as cash and cash equivalents	(82,545)	—	—	(82,545)
Total available-for-sale securities	$137,296	$369	$(3)	$137,662

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$95,395	$—	$—	$95,395
U.S. Treasury securities	84,733	—	(106)	84,627
Corporate debt securities	61,696	20	(175)	61,541
Total	241,824	20	(281)	241,563
Less amounts classified as cash and cash equivalents	(95,395)	—	—	(95,395)
Total available-for-sale securities	$146,429	$20	$(281)	$146,168

As of June 30, 2016, the Company’s available-for-sale securities had original contractual maturities up to 57 months. However, in response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may sell these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

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

The following table represents the fair value hierarchy for our cash equivalents and available-for-sale securities by major security type as of June 30, 2016 and December 31, 2015 (in thousands):

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$82,545	$—	$—	$82,545
U.S. Treasury securities	55,666	—	—	55,666
Corporate debt securities	—	81,996	—	81,996
Total	$138,211	$81,996	$—	$220,207

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$95,395	$—	$—	$95,395
U.S. Treasury securities	84,627	—	—	84,627
Corporate debt securities	—	61,541	—	61,541
Total	$180,022	$61,541	$—	$241,563

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2016	2015
Qsymia	$10,087	$8,508
STENDRA/SPEDRA	1,142	652
	11,229	9,160
Qsymia allowance for cash discounts	(187)	(163)
Net	$11,042	$8,997

5. INVENTORIES

Inventories consist of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2016	2015
Raw materials	$8,533	$8,645
Work-in-process	46	247
Finished goods	1,824	4,282
Deferred costs	406	428
Inventories	$10,809	$13,602

Raw materials inventories consist primarily of the active pharmaceutical ingredients, or API, for Qsymia and STENDRA/SPEDRA. Deferred costs inventories consist primarily of Qsymia and represent Qsymia product shipped to the Company’s wholesalers and certified retail pharmacies, but not yet dispensed to patients through prescriptions, net of prompt payment discounts, and for which recognition of revenue has been deferred.

Inventories are stated at the lower of cost or market. Cost is determined using the first in, first out method for all inventories, which are valued using a weighted-average cost method calculated for each production batch. The Company periodically evaluates the carrying value of inventory on hand for potential excess amounts over demand using the same lower of cost or market approach as that used to value the inventory. In the second quarter of 2015, the Company recorded inventory impairment charges of $29.5 million primarily for Qsymia API inventory in excess of expected demand.

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2016	2015
Prepaid sales and marketing expenses	$2,612	$3,434
Prepaid insurance	443	1,124
Other prepaid expenses and assets	3,864	4,872
Total	$6,919	$9,430

The amounts included in prepaid expenses and other current assets consist primarily of prepayments for future services, a receivable from a supplier, prepaid interest and interest income receivable. These costs have been deferred as prepaid expenses and other current assets on the consolidated balance sheets and will be either (i) charged to expense accordingly when the related prepaid services are rendered to the Company, or (ii) converted to cash when the receivable is collected by the Company.

7. NON-CURRENT ASSETS

Non-current assets consist primarily of patent acquisition and assignment costs.

8. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2016	2015
Accrued employee compensation and benefits	$1,973	$3,621
Accrued non-recurring charges (see Note 10)	466	503
Accrued interest on debt (see Note 13)	998	1,293
Accrued manufacturing costs	741	5,408
Other accrued liabilities	4,854	5,066
Total	$9,032	$15,891

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities and royalties, including a payable to Endo International, plc, or Endo, related to a royalty revenue adjustment in 2015.

9. NON-CURRENT ACCRUED AND OTHER LIABILITIES

Non-current accrued and other liabilities primarily consisted of costs associated with the exit of certain operating leases and security deposits relating to the sublease agreements.

10. INVENTORY IMPAIRMENT AND OTHER NON-RECURRING CHARGES

For the three and six months ended June 30, 2015, the Company recognized impairment charges of $29.5 million, primarily for Qsymia API inventory in excess of demand in addition to certain STENDRA raw materials. There were no non-recurring charges in the three and six months ended June 30, 2016. Accruals for severance and facilities-related obligations at June 30, 2016 and December 31, 2015 relate to the Company’s 2015 corporate restructuring plan and its 2013 cost reduction plan.

The following table sets forth activities for the Company’s cost reduction plan obligations (in thousands):

		Facilities-
	Severance	related
	obligations	obligations	Total
Balance of accrued costs at December 31, 2015	$410	$471	$881
Charges	—	—	—
Payments	(116)	(26)	(142)
Balance of accrued costs at March 31, 2016	294	445	739
Charges	—	—	—
Payments	(7)	(26)	(33)
Balance of accrued costs at June 30, 2016	$287	$419	$706

Of the total accrued employee severance and facilities-related costs in the Company’s unaudited condensed consolidated balance sheet at June 30, 2016, $0.5 million is included under current liabilities in “Accrued and other liabilities” and $0.2 million is included in “Non-current accrued and other liabilities.”

The balance of the accrued employee severance and facilities-related costs at June 30, 2016 is anticipated to be paid out as follows (in thousands):

2016 (remaining six months)	$330
2017	349
2018	11
2019	16
$706

11. DEFERRED REVENUE

Deferred revenue consists of the following (in thousands):

	Balance as of
	June 30,	December 31,
	2016	2015
Qsymia deferred revenue - current	$18,010	$19,275
SPEDRA deferred revenue - current	1,462	2,867
Total deferred revenue - current	$19,472	$22,142

SPEDRA deferred revenue - non-current	$7,284	$6,508

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

12. LICENSE, COMMERCIALIZATION AND SUPPLY AGREEMENTS

During 2013, the Company entered into separate license and commercialization agreements and separate commercial supply agreements with each of the Menarini Group, through its subsidiary Berlin Chemie AG, or Menarini, Auxilium Pharmaceuticals, Inc, or Auxilium, and Sanofi and its affiliate, or Sanofi, to commercialize and promote avanafil (STENDRA or SPEDRA) in their respective territories. Menarini’s territory is comprised of over 40 European countries, including the European Union, or EU, plus Australia and New Zealand. Auxilium’s territory is comprised of the United States and Canada and their respective territories. In January 2015, Auxilium was acquired by Endo. In December 2015, Auxilium notified the Company of its intention to return the U.S. and Canadian commercial rights for STENDRA to the Company, and Auxilium provided its contractually required six-month notice of termination. Given this, the supply agreement terminated on June 30, 2016, and absent an agreement to the contrary, the license agreement would have terminated on June 30, 2016. On June 30, 2016, the Company and Auxilium agreed to extend the termination date of the license agreement until August 31, 2016. Sanofi’s territory is comprised of Africa, the Middle East, Turkey and Eurasia.

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

For the three and six months ended June 30, 2016, total interest expense related to the Convertible Notes was $7.3 million and $14.6 million, respectively, including amortization of $4.3 million and $8.5 million, respectively, of the debt discount and amortization of $229,000 and $454,000, respectively, of deferred financing costs. For the three and six months ended June 30, 2015, total interest expense related to the Convertible Notes was $6.7 million and $13.3 million, respectively, including amortization of $3.9 million and $7.8 million, respectively, of the debt discount and amortization of $209,000 and $415,000, respectively, of deferred financing costs.

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

For the three and six months ended June 30, 2016, the interest expense related to the Senior Secured Notes was $1.1 million and $2.3 million, respectively, including amortization of deferred financing costs of $67,000 and $142,000, respectively. For the three and six months ended June 30, 2015, the interest expense related to the Senior Secured Notes was $1.7 million and $3.4 million, respectively, including amortization of deferred financing costs of $104,000 and $213,000, respectively.

Debt is as follows (in thousands):

June 30,
2016

Principal amount of Convertible Senior Notes due 2020	$250,000
Principal amount of Senior Secured Notes due 2018	36,833
286,833
Less: Debt issuance costs	(2,783)
Less: Discount on convertible senior notes	(47,686)
236,364
Less: Current portion	(15,516)
Long-term debt, net of current portion	$220,848

Future estimated payments on debt as of June 30, 2016 are as follows:

2016 (remaining six months)	$15,625
2017	31,250
2018	23,508
Total	70,383
Less: Interest portion	(33,550)
Senior Secured Notes	$36,833

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

As the Company recognized a net loss for each of the three and six month periods ended June 30, 2016 and 2015, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. Awards and options which were not included in the computation of diluted net loss per share because the effect would be anti-dilutive for the three and six months ended June 30, 2016 were 11,448,000 and 10,939,000, respectively, and for the three and six months ended June 30, 2015 were 7,324,000 and 7,459,000, respectively.

15. INCOME TAXES

For the three and six months ended June 30, 2016, the Company recorded a provision for taxes of $7,000 and $23,000, respectively. For the three and six months ended June 30, 2015, the Company recorded a provision for taxes of $6,000 and $12,000, respectively. The provision for income taxes for each of the periods ended June 30, 2016 and 2015 was primarily comprised of state taxes during the period.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States as of June 30, 2016. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

As of June 30, 2016, the Company’s only unrecognized tax benefit is related to California research and development activities in the amount of $56,000.  We do not expect to have any other significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, certain tax years remain open to tax audit. The Company’s policy is to recognize interest and penalties related to uncertain tax positions (if any) as a component of the income tax provision.

16. LEGAL MATTERS

Shareholder Lawsuit

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors.  In that complaint, captioned Jasin v. VIVUS, Inc., Case No.  114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes.    Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief.  On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal.  With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263.  The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action.  On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action.  In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. The court ruled on that motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint on October 2, 2015. On September 10, 2015, plaintiffs moved for entry of judgment on their state claims. Briefing on both defendants’ motion to dismiss and plaintiffs’ motion for entry of judgment was completed on December 15, 2015. On April 19, 2016, the court issued a ruling granting defendants’ motion to dismiss without leave to amend and denying as moot plaintiffs’ motion for entry of judgment.  On May 18, 2016, the plaintiffs filed a notice of appeal. The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of the Company’s financial resources to pay for its self-insured retention and the policies’ terms and conditions.

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

On July 7, 2015, the Company received a third Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia  (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, or offer for sale of a generic form of Qsymia.  On August 17, 2015, the Company filed a third lawsuit in the U.S. District Court for the District of New Jersey against Actavis (Case No. 15-6256 (SRC)(CLW)) in response to the third Paragraph IV certification notice on the basis that Actavis’ submission of their ANDA constitutes infringement of one or more claims of the patents-in-suit.  The three lawsuits against Actavis have been consolidated into a single suit (Case No. 14-3786 (SRC)(CLW)).  On July 20, 2016, the U.S. District Court for the District of New Jersey issued a claim construction (Markman) ruling governing the suit.  The Court adopted the Company’s proposed constructions for all but one of the disputed claim terms and adopted a compromise construction that was acceptable to the Company for the final claim term.  Expert discovery is ongoing and no trial date has been scheduled.

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

On July 20, 2016, the U.S. District Court for the District of New Jersey issued a claim construction (Markman) ruling governing the suit.  The Court adopted the Company’s proposed constructions for all but one of the disputed claim terms and adopted a compromise construction that was acceptable to the Company for the final claim term.  Fact discovery is ongoing and no trial date has been scheduled.

STENDRA ANDA Litigation

On June 20, 2016, the Company received a Paragraph IV certification notice from Hetero USA, Inc. indicating that it filed an ANDA with the FDA, requesting approval to market a generic version of STENDRA and contending that patents listed for STENDRA in the Orange Book at the time of the notice (U.S. Patents 6,656,935, and 7,501,409) (collectively “patents-in-suit”) are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of STENDRA as described in their ANDA. On July 27, 2016, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Hetero USA, Inc. and Hetero Labs Limited, collectively referred to as Hetero. The lawsuit (Case No. 16-4560 (KSH)(CLW)) was filed on the basis that Hetero’s submission of their ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of STENDRA prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Hetero, FDA approval of Hetero’s ANDA will be stayed until the earlier of (i) up to 30 months from the expiration of STENDRA’s New Chemical Entity, or NCE, exclusivity period (i.e. October 27, 2019) or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

The Company intends to vigorously enforce its intellectual property rights relating to Qsymia and STENDRA, but the Company cannot predict the outcome of these matters.

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

Geographic Information

Outside the United States, or ROW, the Company sells avanafil (STENDRA/SPEDRA) through a commercialization licensee principally in the EU. The geographic classification of product sales was based on the location of the customer. The geographic classification of supply, license and milestone revenue was based on the domicile of the entity from which the revenue was earned.

Net product revenue by geographic region was as follows (in thousands):

	Three Months Ended June 30,
	2016				2015
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$12,749	$—		$12,749	$14,013	$—		$14,013
STENDRA/SPEDRA—License and milestone revenue	—	—		—	—	—		—
STENDRA/SPEDRA—Supply revenue	—	—		—	6,569	1,548		8,117
STENDRA/SPEDRA —Royalty revenue	398	629		1,027	303	552		855
Total revenue	$13,147	$629	(1)	$13,776	$20,885	$2,100	(2)	$22,985

	Six Months Ended June 30,
	2016				2015
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$25,161	$—		$25,161	$26,641	$—		$26,641
STENDRA/SPEDRA—License and milestone revenue	—	—		—	—	11,574		11,574
STENDRA/SPEDRA—Supply revenue	—	1,526		1,526	11,581	5,014		16,595
STENDRA/SPEDRA —Royalty revenue	1,224	1,189		2,413	(656)	997		341
Total revenue	$26,385	$2,715	(3)	$29,100	$37,566	$17,585	(4)	$55,151

(1)	$0.6 million of which was attributable to Germany.
(2)	$2.1 million of which was attributable to Germany.
(3)	$2.7 million of which was attributable to Germany.
(4)	$17.5 million of which was attributable to Germany.

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

•	our ability to minimize expenses that are not essential to expanding the use of STENDRA and Qsymia or are related to product development;
•	our ability to ensure that the entire supply chain for Qsymia efficiently and consistently delivers Qsymia to our customers;
•	risks and uncertainties related to the timing, strategy, tactics and success of the launches and commercialization of STENDRA® (avanafil) or SPEDRA™ (avanafil) by our sublicensees in the EU,

Australia, New Zealand, Africa, the Middle East, Turkey, and the Commonwealth of Independent States, including Russia;
•

our ability to successfully complete on acceptable terms, and on a timely basis, avanafil partnering discussions for territories under our license with Mitsubishi Tanabe Pharma Corporation in which we do not have or will be ending a commercial collaboration, including the U.S., Canada, Latin America and India;

•	the impact of the return of the U.S. and Canadian rights for the commercialization of STENDRA;
•	our ability, either by ourselves or through a third party, to successfully commercialize STENDRA in the U.S.;
•	Sanofi Chimie’s ability to undertake manufacturing of the avanafil active pharmaceutical ingredient and Sanofi Winthrop Industrie’s ability to undertake manufacturing of the tablets for avanafil;
•	the ability of our partners to maintain regulatory approvals to manufacture and adequately supply our products to meet demand;
•	our ability to accurately forecast Qsymia demand;
•	our ability to commercialize Qsymia efficiently;
•	the number of Qsymia prescriptions dispensed through the mail order system and through certified retail pharmacies;
•	the impact of promotional programs for Qsymia on our net product revenue and net income (loss) in future periods;
•	our history of losses and variable quarterly results;
•	substantial competition;
•	risks related to our ability to protect our intellectual property and litigation in which we are involved or may become involved;
•	uncertainties of government or third-party payor reimbursement;
•	our reliance on sole-source suppliers, third parties and our collaborative partners;
•	our ability to continue to identify, acquire and develop innovative investigational drug candidates and drugs;
•	risks related to the failure to obtain FDA or foreign authority clearances or approvals and noncompliance with FDA or foreign authority regulations;
•	our ability to demonstrate through clinical testing the quality, safety, and efficacy of our investigational drug candidates;
•	the timing of initiation and completion of clinical trials and submissions to foreign authorities;
•	the results of post-marketing studies are not favorable;
•	compliance with post-marketing regulatory standards, post-marketing obligations or pharmacovigilance rules is not maintained;
•	the volatility and liquidity of the financial markets;
•	our liquidity and capital resources;
•	our expected future revenues, operations and expenditures;
•	potential change in our business strategy to enhance long-term stockholder value;
•	the impact, if any, of changes to our Board of Directors or management team; and
•	other factors that are described from time to time in our periodic filings with the Securities and Exchange Commission, or the SEC, including those set forth in this filing as “Item 1A. Risk Factors.”

When we refer to “we,” “our,” “us,” the “Company” or “VIVUS” in this document, we mean the current Delaware corporation, or VIVUS, Inc., and its California predecessor, as well as all of our consolidated subsidiaries.

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

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

Prior to 2015, we commercialized Qsymia in the U.S. primarily through a dedicated contract sales force of approximately 150 contract sales representatives, supported by an internal commercial team. In 2015, we completed two realignments of our field sales territories, reducing the number of sales territories to approximately 90 in April 2015 and then to 50 in July 2015. Each of these adjustments was accompanied by a parallel streamlining of corporate headquarters headcount as we have sought to right-size the organization to match the Qsymia market opportunity. In August 2015, we eliminated the use of the contract sales force and directly hired approximately 50 former contract sales representatives to continue promoting Qsymia to physicians.

Our efforts to expand the appropriate use of Qsymia include scientific publications, participation and presentations at medical conferences, and development and implementation of patient-directed support programs. Most recently, we have rolled out unique marketing programs to encourage targeted prescribers to gain more experience with Qsymia with their obese patient population. We continue to invest in digital media in order to amplify our messaging to information-seeking consumers. The digital messaging encourages those consumers most likely to take action to speak with their physicians about obesity treatment options. We believe our enhanced web-based strategies deliver clear and compelling communications to potential patients. In 2016, we are optimizing the use of our field sales force and our digital campaign, continuing to work with third-party institutions and advancing our efforts to fulfill, in a cost-effective manner, the remaining Qsymia regulatory post-marketing requirements. In June 2016, we announced an upgraded patient savings plan to further drive Qsymia brand preference at the point of prescription and encourage long-term use of the brand.

We defined and identified the healthcare provider, or HCP, audience of anti-obesity prescribers as numbering approximately 8,000 to 10,000.  Of these, we believe the most highly productive writers are adequately covered by the VIVUS sales force.  We are focused on maintaining a commercial presence with important Qsymia prescribers, and we have capacity to cover new potential prescribers, who are those physicians that begin prescribing branded obesity products. We are constantly monitoring prescribing activity in the market, and we have seen new prescriptions being written by HCPs on whom we have not previously dedicated field sales resources.  The current alignment addresses this new prescriber group, and we believe we have been successful in initiating and maintaining dialog with these HCPs.

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

In September 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the CVOT, known as AQCLAIM, to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease. Our request was to allow this interim analysis to support the resubmission of an application for a marketing authorization for Qsiva for treatment of obesity in accordance with the EU centralized marketing authorization procedure. We received feedback in 2014 from the EMA and the various competent authorities of the EU Member States associated with review of the AQCLAIM CVOT protocol, and we received feedback from the FDA in late 2014 regarding the amended protocol. As a part of addressing the FDA comments from a May 2015 meeting to discuss alternatives to completion of a CVOT, we are now working with cardiovascular and epidemiology experts in exploring alternate solutions to demonstrate the long-term cardiovascular safety of Qsymia. After reviewing a summary of Phase 3 data relevant to cardiovascular, or CV, risk and post-marketing safety data, the cardiology experts noted that they believe there was an absence of an overt CV risk signal and indicated that they did not believe a randomized placebo controlled CVOT would provide additional information regarding the CV risk of Qsymia. The epidemiology experts maintained that a well-conducted retrospective observational study could provide data to further inform on potential CV risk. We are working with the expert group to develop a protocol for the retrospective observational study. Although we and the consulted experts believe there is no overt signal for CV risk to justify the AQCLAIM CVOT, VIVUS is committed to working with the FDA to reach a resolution. As for the EU, even if the FDA were to accept a retrospective observational study in lieu of a CVOT, there would be no assurance that the EMA would accept the same.

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

On July 20, 2016, the U.S. District Court for the District of New Jersey issued a claim construction (Markman) ruling governing the Qsymia ANDA lawsuits.  The Court adopted our proposed constructions for all but one of the disputed claim terms and adopted a compromise construction that was acceptable to us for the final claim term.  Expert discovery is ongoing and no trial date has been scheduled.

In addition, we have pursued a new indication for Qsymia in obstructive sleep apnea, or OSA. We do not anticipate spending resources on new indications for Qsymia until the CVOT issue is resolved. We also intend to seek regulatory approval for Qsymia in territories outside the U.S. and the EU and, if approved, to commercialize the product through collaboration agreements with third parties. We plan to optimize spending while pursuing these potential objectives.

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

In October 2013, we entered into an agreement with Auxilium Pharmaceuticals, Inc., or Auxilium, under which Auxilium received an exclusive license to commercialize and promote STENDRA in the United States and Canada. On the same date, we also entered into a supply agreement with Auxilium, whereby we would supply Auxilium with STENDRA for commercialization. Auxilium began commercializing STENDRA in the U.S. market in December 2013. In January 2015, Auxilium was acquired by Endo International, plc, or Endo. In December 2015, Auxilium notified us of its intention to return the U.S. and Canadian commercial rights for STENDRA to us and provided its contractually required six-month notice of termination. Given this, the supply agreement terminated on June 30, 2016, and absent an agreement to the contrary, the license agreement would have terminated on June 30, 2016. On June 30, 2016, we and Auxilium agreed to extend the termination date of the license agreement until August 31, 2016. We are concurrently preparing to sell STENDRA in the U.S. while maintaining discussions to license or sell STENDRA’s U.S. commercialization rights. On September 1, when the U.S. commercial rights are returned to us, we or a third party will assume STENDRA’s promotion activities from Auxilium.

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

On June 20, 2016, we received a Paragraph IV certification notice from Hetero USA, Inc. indicating that it filed an ANDA with the FDA, requesting approval to market a generic version of STENDRA and contending that patents listed for STENDRA in the Orange Book at the time of the notice (U.S. Patents 6,656,935, and 7,501,409), collectively “patents-in-suit”, are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of STENDRA as described in their ANDA. On July 27, 2016, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Hetero USA, Inc. and Hetero Labs Limited, collectively referred to as Hetero. The lawsuit was filed on the basis that Hetero’s submission of their ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of STENDRA prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Hetero, FDA approval of Hetero’s ANDA will be stayed until the earlier of (i) up to 30 months from the expiration of STENDRA’s New Chemical Entity, or NCE, exclusivity period (i.e. October 27, 2019) or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed. The Company intends to vigorously enforce its intellectual property rights relating to Qsymia and STENDRA, but the Company cannot predict the outcome of these matters.

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

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the SEC on March 9, 2016. There have been no significant changes in our critical accounting policies during the three and six months ended June 30, 2016, as compared to those disclosed in our Annual Report.

RESULTS OF OPERATIONS

Revenues

			% Change			% Change
	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in thousands, except for percentages)	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Revenue:
Net product revenue	$12,749	$14,013	(9)%	$25,161	$26,641	(6)%
License and milestone revenue	—	—	—	—	11,574	(100)%
Supply revenue	—	8,117	(100)%	1,526	16,595	(91)%
Royalty revenue	1,027	855	20%	2,413	341	608%
Total revenue	$13,776	$22,985	(40)%	$29,100	$55,151	(47)%

Net product revenue

For the three and six months ended June 30, 2016, there were approximately 116,000 and 232,000 Qsymia prescriptions dispensed, respectively, compared to 152,000 and 288,000, respectively, for the same periods of 2015. Approximately 64% and 64%, respectively, of our total prescriptions for the three and six months ended June 30, 2016 included either a free good or discount offer, with approximately 15,000 and 32,000, respectively, of those prescriptions dispensed as free goods. In comparison, for the three and six months ended June 30, 2015, approximately 64% and 63%, respectively, of our total prescriptions included either a free good or discount offer, with approximately 29,000 and 54,000, respectively, of those prescriptions dispensed as free goods.

We recognize Qsymia net product revenue when units are dispensed to patients through prescriptions as we have a limited history of selling Qsymia and do not have sufficient information to reliably estimate expected returns of Qsymia at the time of shipment. As of June 30, 2016, we had deferred revenue related to gross sales of Qsymia of $18.0 million, which represents Qsymia product shipped to wholesalers and certified retail pharmacies, but not yet dispensed to patients through prescriptions, net of prompt-payment discounts.

License and milestone revenue

For the six months ended June 30, 2015, under the terms of the license and commercialization agreement with Menarini, we recognized $11.6 million in license and milestone revenue related to the time-to-onset claim, which was approved by the EC in January 2015. There was no license and milestone revenue for the three and six months ended June 30, 2016 or for the three months ended June 30, 2015.

Supply revenue

For the three and six months ended June 30, 2016, we recognized $0.0 and $1.5 million, respectively, in supply revenue, compared to $8.1 million and $16.6 million for the three and six months ended June 30, 2015. The decrease in supply revenue in 2016 as compared to 2015 is due to the timing of orders from our commercialization partners. The variations in supply revenue are a result of the timing of orders placed by our partners and may or may not reflect end user demand for STENDRA/SPEDRA. To date, Sanofi has not launched the commercialization of SPEDRA in its territories.

Royalty revenue

For the three and six months ended June 30, 2016, we recognized $1.0 million and $2.4 million, respectively, in net royalty revenue on net sales reported by our commercialization partners, compared to $0.9 million and $0.3 million, respectively, in royalty revenue in the three and six months ended June 30, 2015. Beginning in 2014, we began earning royalty revenue from sales of STENDRA by these partners. We record royalty revenue related to STENDRA based on reports provided by our partners.  One of our partners, Auxilium, was acquired by Endo in January 2015. In April 2015, we were informed by Endo that Endo had revised its accounting estimate for its return reserve for STENDRA sold in 2014. Under the terms of the license and commercialization agreement, adjustments to the return reserve can be deducted from the reported net revenue. As a result, in the first quarter of 2015, we recorded an adjustment of $1.2 million to reduce our royalty revenue. In December 2015, Auxilium notified us of its intention to return the U.S. and Canadian commercial rights for STENDRA to us and provided its contractually required six-month notice of termination. Given this, the supply agreement terminated on June 30, 2016, and absent an agreement to the contrary, the license agreement would have terminated on June 30, 2016. On June 30, 2016, we and Auxilium agreed to extend the termination date of the license agreement until August 31, 2016.

Cost of goods sold

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Qsymia cost of goods sold	$1,934	$2,215	$4,005	$4,082
STENDRA/SPEDRA cost of goods sold	713	7,655	2,346	15,684
Cost of goods sold	$2,647	$9,870	$6,351	$19,766

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

Selling, general and administrative expense

			% Change			% Change
	Three Months Ended June 30,	Increase/ (Decrease)		Six Months Ended June 30,	Increase/ (Decrease)
	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
	(In thousands, except percentages)			(In thousands, except percentages)
Selling and marketing	$5,951	$15,263	(61)%	$13,599	$33,304	(59)%
General and administrative	7,741	6,938	12%	15,215	15,297	(1)%
Total selling, general and administrative expenses	$13,692	$22,201	(38)%	$28,814	$48,601	(41)%

The decrease in selling and marketing expenses for the three and six months ended June 30, 2016, compared to the same periods in 2015, was due primarily to the cost saving efforts to reduce marketing programs and the reduction in the number of territories from 150 to approximately 50 effective in 2015.

The decrease in general and administrative expenses in the three and six months ended June 30, 2016, compared to the same periods in 2015, was primarily due to the corporate restructuring plan begun in July 2015 and decreased share-based compensation, as well as our continuing efforts to cut costs and lower spending for corporate activities and professional fees.

Research and development expense

			% Change			% Change
	Three Months Ended June 30,		Increase/(Decrease)	Six Months Ended June 30,		Increase/(Decrease)
Drug Indication/Description	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
	(In thousands, except percentages)			(In thousands, except percentages)
Qsymia for obesity	$—	$727	(100)%	$186	$1,005	(81)%
STENDRA for ED	85	250	(66)%	63	586	(89)%
Share-based compensation	171	106	61%	138	381	(64)%
Overhead costs*	840	1,516	(45)%	1,738	3,321	(48)%
Total research and development expenses	$1,096	$2,599	(58)%	$2,125	$5,293	(60)%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The decrease in total research and development expenses in the three and six months ended June 30, 2016 as compared to the same periods in 2015, was due primarily to lower headcount resulting from our corporate restructuring plan begun in July 2015 as well as the timing of studies associated with our post-marketing requirements for STENDRA and Qsymia.

We anticipate additional research and development expenses for post-approval studies related to Qsymia. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies.

Inventory impairment and other non-recurring charges

We periodically evaluate the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. In the second quarter of 2015, in connection with a reduction of our sales territories and a planned corporate restructuring plan to reduce our headcount and expenses, our future sales forecast of Qsymia was reduced, resulting in excess inventory of Qsymia. For the three and six months ended June 30, 2015, we recognized an inventory impairment charge of $29.5 million, primarily for Qsymia API inventory in excess of demand, in addition to certain STENDRA raw materials.

Interest expense and other expense, net

Interest expense and other expense, net for the three and six months ended June 30, 2016 was $7.7 million and $15.9 million, respectively, compared to $8.1 million and $16.8 million, respectively, for the three and six months ended June 30, 2015. Interest expense and other expense, net consists primarily of interest expense and the amortization of issuance costs from our Convertible Notes and Senior Secured Notes and the amortization of the debt discount on the Convertible Notes. The decrease in interest and other expense (income), net was primarily due to the lowering of the debt balances due to the repayment of debt.

Provision for (benefit from) income taxes

For the three and six months ended June 30, 2016, we recorded a provision for income taxes of $7,000 and $23,000, respectively, compared to a provision of $6,000 and $12,000, respectively, for the three and six months ended June 30, 2015. The provision for income taxes for each of the periods ended June 30, 2016 and 2015 is primarily comprised of state taxes during the period.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the U.S. as of June 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Cash, cash equivalents and available-for-sale securities totaled $220.2 million at June 30, 2016, as compared to $241.6 million at December 31, 2015. The decrease of $21.4 million was primarily due to net cash used for operating activities and debt service obligations during the period.

At June 30, 2016, we had $82.5 million in cash and cash equivalents and $137.7 million in available-for-sale securities. We invest our excess cash balances in money market, U.S. government securities and highly-rated corporate debt securities, in accordance with our investment policy. At June 30, 2016, all of our cash equivalents and available-for-sale securities were invested in U.S. government securities, highly-rated corporate debt securities or money market funds. Our investment policy has the primary investment objective of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition.

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

As of June 30, 2016, accounts receivable, net of allowance for cash discount, was $11.0 million, as compared to $9.0 million at December 31, 2015.  Currently, we do not have any significant concerns related to the collectability of our accounts receivable.

Summary Cash Flows

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash provided by (used for):
Operating activities	$(17,335)	$(20,484)
Investing activities	8,630	27,003
Financing activities	(4,145)	(3,327)

Operating Activities.  For the six months ended June 30, 2016, the use of cash resulted from our net loss of $24.1 million, which was partially offset by non-cash charges of $9.1 million in debt issuance cost and discount amortization, and $1.1 million in non-cash share-based compensation expense. Additional cash used in operating activities resulted from changes in assets and liabilities during the quarter, including a decrease of $7.1 million in accrued liabilities, due to the timing of accruals, decreases of $1.9 million in deferred revenue, due to the timing of the recognition of revenue, and an increase of $2.0 million in accounts receivable, due to the timing of the receipt of payments. These were partially offset by decreases in inventory of $2.8 million and prepaid expenses of $2.5 million, due to the amortization of existing prepaid expenses and the timing of payments.

For the six months ended June 30, 2015, the use of cash resulted from our net loss of $64.8 million, which was partially offset by non-cash charges of $29.5 million for inventory impairment, $8.4 million in debt issuance cost and discount amortization, and $2.8 million in non-cash share-based compensation expense. Additional cash used in operating activities resulted from changes in assets and liabilities during the quarter, including an increase of $4.5 million in inventory spending, due to increased inventory production in supporting customer demands for STENDRA, decreases of $2.9 million in prepaid and other assets, due to the timing and nature of payments, increases in accounts payable of $4.6 million, due to the timing of activities and vendor payments, and decreases of $2.9 million in accrued and other liabilities, due to timing.

Investing Activities.  Cash provided by investing activities for the six months ended June 30, 2016 and 2015 primarily related to the timing of purchases, sales and maturity of investment securities.

Financing Activities.  Cash used for financing activities for the six months ended June 30, 2016 and 2015 primarily related to our repayments of $4.2 million and $3.5 million, respectively, under the Senior Secured Notes.

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

We anticipate that our existing capital resources combined with anticipated future cash flows will be sufficient to support our operating needs at least for the next twelve months. However, we anticipate that we may require additional funding to conduct post-approval clinical studies for Qsymia, conduct non-clinical and clinical research and development work to support regulatory submissions and applications for our future investigational drug candidates, finance the costs involved in filing and prosecuting patent applications and enforcing or defending our patent claims, to fund operating expenses, establish additional or new manufacturing and marketing capabilities, and manufacture quantities of our drugs and investigational drug candidates and to make payments under our existing license and supply agreements for STENDRA. In December 2015, Auxilium notified us of its intention to return the U.S. and Canadian commercial rights for STENDRA to us and provided its contractually required six-month notice of termination. Given this, the supply agreement terminated on June 30, 2016, and absent an agreement to the contrary, the license agreement would have terminated on June 30, 2016. On June 30, 2016, we and Auxilium agreed to extend the termination date of the license agreement until August 31, 2016. If we decide to commercialize STENDRA in the U.S. by ourselves, we may experience a significant increase in our cash requirements.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences pursuant to indemnification agreements, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, stockholder suits and tax matters and as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of June 30, 2016.

Contractual Obligations

During the six months ended June 30, 2016, there were no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, filed with the SEC on March 9, 2016, other than the fulfillment of existing obligations in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest Rate Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements and foreign currency exchange risk. Our cash, cash equivalents and available-for-sale securities as of June 30, 2016, consisted primarily of money market funds, U.S. Treasury securities and corporate debt securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our market risk associated with interest rate movements is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at June 30, 2016, by approximately $1.2 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder Lawsuit

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114‑cv‑261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal. With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14‑cv‑03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action. In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. The court ruled on that motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint on October 2, 2015. On September 10, 2015, plaintiffs moved for entry of judgment on their state claims. Briefing on both defendants’ motion to dismiss and plaintiffs’ motion for entry of judgment was completed on December 15, 2015. On April 19, 2016, the court issued a ruling granting defendants’ motion to dismiss without leave to amend and denying as moot plaintiffs’ motion for entry of judgment.  On May 18, 2016, the plaintiffs filed a notice of appeal. The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of our financial resources to pay for our self‑insured retention and the policies’ terms and conditions.

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

On July 7, 2015, the Company received a third Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, sale, or offer for sale of a generic form of Qsymia.  On August 17, 2015, the Company filed a third lawsuit in the U.S. District Court for the District of New Jersey against Actavis (Case No. 15-6256 (SRC)(CLW)) in response to the third Paragraph IV certification notice on the basis that Actavis’ submission of their ANDA constitutes infringement of one or more claims of the patents-in-suit.  The three lawsuits against Actavis have been consolidated into a single suit (Case No. 14-3786 (SRC)(CLW)).  On July 20, 2016, the U.S. District Court for the District of New Jersey issued a claim construction (Markman) ruling governing the suit.  The Court adopted the Company’s proposed constructions for all but one of the disputed claim terms and adopted a compromise construction that was acceptable to the Company for the final claim term.  Expert discovery is ongoing and no trial date has been scheduled.

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

On July 20, 2016, the U.S. District Court for the District of New Jersey issued a claim construction (Markman) ruling governing the suit.  The Court adopted the Company’s proposed constructions for all but one of the disputed claim terms and adopted a compromise construction that was acceptable to the Company for the final claim term.  Fact discovery is ongoing and no trial date has been scheduled.

STENDRA ANDA Litigation

On June 20, 2016, the Company received a Paragraph IV certification notice from Hetero USA, Inc. indicating that it filed an ANDA with the FDA, requesting approval to market a generic version of STENDRA and contending that patents listed for STENDRA in the Orange Book at the time of the notice (U.S. Patents 6,656,935, and 7,501,409) (collectively “patents-in-suit”) are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of STENDRA as described in their ANDA. On July 27, 2016, the Company filed a lawsuit in the U.S. District Court for the District of New Jersey against Hetero USA, Inc. and Hetero Labs Limited, collectively referred to as Hetero. The lawsuit (Case No. 16-4560 (KSH)(CLW)) was filed on the basis that Hetero’s submission of their ANDA to obtain approval to manufacture, use, sell, or offer for sale generic versions of STENDRA prior to the expiration of the patents-in-suit constitutes infringement of one or more claims of those patents.

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Hetero, FDA approval of Hetero’s ANDA will be stayed until the earlier of (i) up to 30 months from the expiration of STENDRA’s New Chemical Entity, or NCE, exclusivity period (i.e. October 27, 2019) or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

The Company intends to vigorously enforce its intellectual property rights relating to Qsymia and STENDRA, but the Company cannot predict the outcome of these matters.

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

Our success will depend on our ability to effectively and profitably commercialize Qsymia®  and STENDRA.

Our success will depend on our ability to effectively and profitably commercialize Qsymia and STENDRA, which will include our ability to:

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
•

ensure that the active pharmaceutical ingredients, or APIs, for Qsymia and STENDRA and the finished products are manufactured in sufficient quantities and in compliance with requirements of the FDA and similar foreign regulatory agencies and with an acceptable quality and pricing level in order to meet commercial demand;

•	ensure that the entire supply chain for Qsymia and STENDRA, from APIs to finished products, efficiently and consistently delivers Qsymia and STENDRA to customers; and
•	manage our internal sales force and internal commercial team in their commercialization efforts for Qsymia.

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

We depend on our collaboration partners to gain or maintain approval, market, and sell STENDRA/SPEDRA in their respective licensed territories.

In July 2013, we entered into a license and commercialization agreement with Menarini under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU, plus Australia and New Zealand. In October 2013, we entered into a license and commercialization agreement with Auxilium under which Auxilium received an exclusive license to commercialize and promote STENDRA for the treatment of erectile dysfunction, or ED, in the United States and Canada. In January 2015, Auxilium was acquired by Endo International, plc. In December 2015, Auxilium notified us of its intention to return the U.S. and Canadian commercial rights for STENDRA to us and provided its contractually required six-month notice of termination. Given this, the supply agreement terminated on June 30, 2016, and absent an agreement to the contrary, the license agreement would have terminated on June 30, 2016. On June 30, 2016, we and Auxilium agreed to extend the termination date of the license agreement until August 31, 2016. In December 2013, we entered into a license and commercialization agreement with Sanofi under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East, Turkey, and CIS, including Russia. Sanofi will be responsible for obtaining regulatory approval in its territories. Sanofi intends to market avanafil under the trade name SPEDRA or STENDRA.

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
•

a collaborator could independently move forward with a competing investigational drug candidate developed either independently or in collaboration with others, including with one of our competitors; and

•

a collaborator could terminate the collaborative arrangement, which could negatively impact the continued commercialization of our drug products. For example, in December 2015, Auxilium notified us of its intention to return the U.S. and Canadian commercial rights for STENDRA to us and provided its contractually required six-month notice of termination. Given this, the supply agreement terminated on June 30, 2016, and absent an agreement to the contrary, the license agreement would have terminated on June 30, 2016. On June 30, 2016, we and Auxilium agreed to extend the termination date of the license agreement until August 31, 2016. If we are unable, either by ourselves or through a third party, to successfully commercialize STENDRA in the U.S. and Canada, it could have a significant negative impact on our business, financial position, and result of operation.

We currently rely on reports from our commercialization partners in determining our royalty revenues, and these reports may be subject to adjustment or restatement, which may materially affect our financial results.

We have license and commercialization agreements for STENDRA or SPEDRA with Menarini, Auxilium and Sanofi.  In determining our royalty revenue from such agreements, we rely on our collaboration partners to provide accounting estimates and reports for various discounts and allowances, including product returns.  As a result of fluctuations in inventory, allowances and buying patterns, actual sales and product returns of STENDRA or SPEDRA in particular reporting periods may be affected, resulting in the need for our commercialization partners to adjust or restate their accounting estimates set forth in the reports provided to us. For example, in April 2015, we were informed by Endo upon their purchase of Auxilium that Endo had revised its accounting estimate for STENDRA return reserve related to sales made in 2014. Under the terms of our license and commercialization agreement, adjustments to the return reserve can be deducted from reported net revenue. As a result, in the year ended December 31, 2015, we recorded an adjustment of $1.2 million to reduce our royalty revenue on net sales of STENDRA. The reduction in royalty revenue resulted in an increase to net loss of $1.2 million, or $0.01 per share, for the year ended December 31, 2015.  Such adjustments or restatements may materially and negatively affect our financial position and results of operations. Beginning September 1, 2016, we will cease earning royalty revenue from Auxilium as a result of the termination of our license and commercialization agreement with them.

If we are unable to enter into agreements with collaborators for the territories that are not covered by our existing commercialization agreements, our ability to commercialize STENDRA in these territories may be impaired.

We intend to enter into collaborative arrangements or a strategic alliance with one or more pharmaceutical partners or others to commercialize STENDRA in territories that are not covered by our current commercial collaboration agreements. In addition, in December 2015, Auxilium notified us of its intention to return the U.S. and Canadian commercial rights for STENDRA to us and provided its contractually required six-month notice of termination. Given this, the supply agreement terminated on June 30, 2016, and absent an agreement to the contrary, the license agreement would have terminated on June 30, 2016. On June 30, 2016, we and Auxilium agreed to extend the termination date of the license agreement until August 31, 2016. If we are unable to or decide not to commercialize STENDRA in the U.S. or Canada ourselves, we will have to enter into a collaborative arrangement or strategic alliance to commercialize STENDRA in these territories. We may be unable to enter into agreements with third parties for STENDRA for these territories on favorable terms or at all, which could delay, impair, or preclude our ability to commercialize STENDRA in these territories.

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

As part of the approval of Qsymia, we are required to conduct several post-marketing studies and trials, including a clinical trial to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease, or AQCLAIM, studies to assess the safety and efficacy of Qsymia for weight management in obese pediatric and adolescent subjects, studies to assess drug utilization and pregnancy exposure and a study to assess renal function. We estimate the AQCLAIM trial as currently designed will cost between $180 million and $220 million and the trial could take as long as five to six years to complete. In September 2013, we submitted a request to the EMA for Scientific Advice, a procedure similar to the U.S. Special Protocol Assessment process, regarding use of a pre-specified interim analysis from the CVOT, known as AQCLAIM, to assess the long-term treatment effect of Qsymia on the incidence of major adverse cardiovascular events in overweight and obese subjects with confirmed cardiovascular disease. Our request was to allow this interim analysis to support the resubmission of an application for a marketing authorization for Qsiva for treatment of obesity in accordance with the EU centralized marketing authorization procedure. We received feedback in 2014 from the EMA and the various competent authorities of the EU Member States associated with review of the AQCLAIM CVOT protocol, and we received feedback from the FDA in late 2014 regarding the amended protocol. As a part of addressing the FDA comments from a May 2015 meeting to discuss alternatives to completion of a CVOT, we are now working with cardiovascular and epidemiology experts in exploring alternate solutions to demonstrate the long-term cardiovascular safety of Qsymia. After reviewing a summary of Phase 3 data relevant to CV risk and post-marketing safety data, the cardiology experts noted that they believe there was an absence of an overt CV risk signal and indicated that they did not see a justification for a randomized placebo controlled CVOT trial. The epidemiology experts maintained that a well-conducted retrospective observational study could provide data to further inform on potential CV risk. We are working with the expert group to develop a protocol for the retrospective observational study. Although we and the consulted experts believe there is no overt signal for CV risk to justify the AQCLAIM CVOT, VIVUS is committed to working with the FDA to reach a resolution. As for the EU, even if the FDA were to accept a retrospective observational study in lieu of a CVOT, there would be no assurance that the EMA would accept the same. There can be no assurance that we will be successful in developing a further revised protocol or that any such revised protocol will reduce the costs of the study or obtain FDA or EMA agreement that it will fulfill the requirement of demonstrating the long-term cardiovascular safety of Qsymia. Furthermore, there can be no assurance that the FDA or EMA will not request or require us to provide additional information or undertake additional preclinical studies and clinical trials or retrospective observational studies.

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

Our failure to successfully identify, acquire, develop and market additional investigational drug candidates or approved drugs would impair our ability to grow.

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

For example, Catalent Pharma Solutions, LLC, or Catalent, supplied the product for the Phase 3 program for Qsymia and is our sole source of clinical and commercial supplies for Qsymia. Catalent has been successful in validating the commercial manufacturing process for Qsymia. While Catalent has significant experience in commercial scale manufacturing, there is no assurance that Catalent will be successful in continuing to supply Qsymia at current levels or increasing the scale of the Qsymia manufacturing process, should the market demand for Qsymia expand beyond the level supportable by the current validated manufacturing process. Such a failure by Catalent to meet current demand or to further scale up the commercial manufacturing process for Qsymia could have a material adverse impact on our ability to realize commercial success with Qsymia in the U.S. market, and have a material adverse impact on our plan, market price of our common stock and financial condition.

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

We have received notices of ANDA filings for Qsymia and STENDRA submitted by generic drug companies. These ANDA filings assert that generic forms of Qsymia and STENDRA would not infringe on our issued patents. As a result of these filings, we have commenced litigation to defend our patent rights, which is expected to be costly and time-consuming and, depending on the outcome of the litigation, we may face competition from lower cost generic or follow-on products in the near term.

Qsymia and STENDRA are approved under the provisions of the Federal Food, Drug and Cosmetic Act, or FDCA, which renders it susceptible to potential competition from generic manufacturers via the Hatch-Waxman Act and ANDA process. The ANDA procedure includes provisions allowing generic manufacturers to challenge the innovator’s patent protection by submitting “Paragraph IV” certifications to the FDA in which the generic manufacturer claims that the innovator’s patent is invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of the generic product. A patent owner who receives a Paragraph IV certification may choose to sue the generic applicant for patent infringement.

We have received a Paragraph IV certification notice from Actavis Laboratories FL, Inc., or Actavis, contending that our patents listed in the Orange Book for Qsymia (U.S. Patents 7,056,890, 7,553,818, 7,659,256, 7,674,776, 8,580,298, and 8,580,299) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia. In response to this notice, we have filed suit to defend our patent rights. We have received a second Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 8,895,057 and 8,895,058) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia. In response to this second notice, we have filed a second lawsuit against Actavis. We have received a third Paragraph IV certification notice from Actavis contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia. In response to this third notice, we have filed a third lawsuit against Actavis. The lawsuits have been consolidated into a single suit.  On July 20, 2016, the U.S. District Court for the District of New Jersey issued a claim construction (Markman) ruling governing the suit.  Expert discovery is ongoing and no trial date has been scheduled.

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

We have received a Paragraph IV certification notice from Teva Pharmaceutical USA, Inc. and Teva Pharmaceutical Industries, Ltd. (collectively, Teva) contending that eight of our patents listed in the Orange Book for Qsymia (U.S. Patents 7,056,890, 7,533,818, 7,659,256, 7,674,776, 8,580,298, 8,580,299, 8,895,057, and 8,895,058) are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of Qsymia. In response to this notice, we have filed suit against Teva to defend our patent rights.  We have received a second Paragraph IV certification notice from Teva contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia.  In response to this second notice, we have filed a second lawsuit against Teva. The lawsuits have been consolidated into a single suit.  On July 20, 2016, the U.S. District Court for the District of New Jersey issued a claim construction (Markman) ruling governing the suit.  Fact discovery is ongoing and no trial date has been scheduled.

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

We have received a Paragraph IV certification notice from Hetero USA Inc., or Hetero, contending that our patents listed in the Orange Book for STENDRA (U.S. Patents 6,656,935 and 7,501,409) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of STENDRA. In response to this notice, we have filed suit to defend our patent rights.

In accordance with the Hatch-Waxman Act, as a result of having filed a timely lawsuit against Hetero, FDA approval of Hetero’s ANDA will be stayed until the earlier of (i) up to 30 months from the expiration of STENDRA’s New Chemical Entity, or NCE, exclusivity period (i.e. October 27, 2019) or (ii) a District Court decision finding that the identified patents are invalid, unenforceable or not infringed.

Although we intend to vigorously enforce our intellectual property rights relating to Qsymia and STENDRA, there can be no assurance that we will prevail in our defense of our patent rights. Our existing patents could be invalidated, found unenforceable or found not to cover a generic form of Qsymia and/or STENDRA. If an ANDA filer were to receive approval to sell a generic version of Qsymia and/or STENDRA and/or prevail in any patent litigation, Qsymia and/or STENDRA would become subject to increased competition and our revenue would be adversely affected.

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

We expect that our existing capital resources combined with future anticipated cash flows will be sufficient to support our operating activities at least through the next twelve months. However, we anticipate that we will be required to obtain additional financing to fund our commercialization efforts, additional clinical studies for approved products and the development of our research and development pipeline in future periods. Our future capital requirements will depend upon numerous factors, including:

•	our ability to expand the use of Qsymia through targeted patient and physician education;
•	our ability to find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience on a timely basis;
•	our ability to obtain marketing authorization by the EC for Qsiva in the EU through the centralized marketing authorization procedure;
•	our ability to manage costs;
•	the substantial cost to expand into certified retail pharmacy locations and the cost required to maintain the REMS program for Qsymia;
•	the cost, timing and outcome of the post-approval clinical studies the FDA has required us to perform as part of the approval for Qsymia;
•	our ability, along with our collaboration partners, to successfully commercialize STENDRA in the EU, Australia, New Zealand, Africa, the Middle East, Turkey, and the CIS, including Russia;
•	our ability, either by ourselves or through a third party, to successfully commercialize STENDRA in the U.S. and Canada;
•	the impact of the return of the U.S. and Canadian rights for the commercialization of STENDRA;

•	our ability to successfully commercialize STENDRA through a third party in other territories in which we do not currently have a commercial collaboration;
•	the progress and costs of our research and development programs;
•	the scope, timing, costs and results of pre-clinical, clinical and retrospective observational studies and trials;
•	the cost of access to electronic records and databases that allow for retrospective observational studies;
•	patient recruitment and enrollment in future clinical trials;
•	the costs involved in seeking regulatory approvals for future drug candidates;
•	the costs involved in filing and pursuing patent applications, defending and enforcing patent claims;
•	the establishment of collaborations, sublicenses and strategic alliances and the related costs, including milestone payments;
•	the cost of manufacturing and commercialization activities and arrangements;
•	the level of resources devoted to our future sales and marketing capabilities;
•	the cost, timing and outcome of litigation, if any;
•	the impact of healthcare reform, if any, imposed by the federal government; and
•	the activities of competitors.

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

As of June 30, 2016, we have $250.0 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. The Convertible Notes are convertible into approximately 16,826,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 67.3038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $14.858 per share, subject to adjustment under certain conditions. On October 8, 2015, IEH Biopharma LLC, a subsidiary of Icahn Enterprises L.P., announced that it had received tenders for $170,165,000 of the aggregate principal amount of our Convertible Notes in its previously announced cash tender offer for any and all of the outstanding Convertible

Notes. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

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

At June 30, 2016, we had $82.5 million in cash and cash equivalents and $137.7 million in available-for-sale securities. While at June 30, 2016, our excess cash balances were invested in money market, U.S. Treasury securities and corporate debt securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities or corporate debt securities as of June 30, 2016. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

For example, on March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal. With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action. In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. The court ruled on that motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss the complaint on October 2, 2015. On September 10, 2015, plaintiffs moved for entry of judgment on their state claims. Briefing on both defendants’ motion to dismiss and plaintiffs’ motion for entry of judgment was completed on December 15, 2015. On April 19, 2016, the court issued a ruling granting defendants’ motion to dismiss without leave to amend and denying as moot plaintiffs’ motion for entry of judgment.  On May 18, 2016, the plaintiffs filed a notice of appeal. The Company and the defendant former officers and directors cannot predict the outcome of the lawsuit, but believe that the lawsuit is without merit and intend to continue vigorously to defend against the claims.

The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of our financial resources to pay for our self-insured retention and the policies’ terms and conditions.

We have an accumulated deficit of $860.5 million as of June 30, 2016, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $860.5 million for the period from our inception through June 30, 2016, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
May 2016 (May 15, 2016 through May 30, 2016)	31,171	$ 1.20	31,171
June 2016 (June 15, 2016 through June 30, 2016)	4,246	$ 1.14	4,246
Total	35,417	$ 1.20	35,417	49,759

(a)

In the second quarter of 2016, restricted stock unit awards held by certain non-employee directors of the Company vested. These restricted stock units were settled by issuing to each non-employee director shares in the amount due to the director upon vesting, less the portion required to satisfy the estimated income tax liability based on the published stock price at the close of market on the settlement date or the next trading day, which the Company issued to the non-employee director in cash.

.

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

Date: August 4, 2016	VIVUS, Inc.

/s/ SETH H. Z. FISCHER
Seth H. Z. Fischer
Chief Executive Officer

/s/ MARK K. OKI
Mark K. Oki
Chief Financial Officer and Chief Accounting Officer

VIVUS, INC.

INDEX TO EXHIBITS

1.	2.	3.
EXHIBIT NUMBER		DESCRIPTION

3.1(1)		Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)		Amended and Restated Bylaws of the Registrant.

3.3(3)		Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(4)		Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

3.5(5)		Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.

3.6(6)		Amendment No. 4 to the Amended and Restated Bylaws of the Registrant.

3.7(7)		Amendment No. 5 to the Amended and Restated Bylaws of the Registrant.

3.8(8)		Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(9)		Specimen Common Stock Certificate of the Registrant.

4.2(10)		Preferred Stock Rights Agreement dated as of March 27, 2007, between the Registrant and Computershare Investor Services, LLC.

4.3(11)		Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.

4.4(12)		Form of 4.50% Convertible Senior Note due May 1, 2020.

10.1		Letter Regarding Termination Notice dated as of June 30, 2016, from Auxilium Pharmaceuticals, Inc. and Endo Ventures Limited to the Registrant.

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

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