Form 10-Q
period 2016-09-30
VIVUS INC
filed 2016-11-09
CIK 881524

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2016

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

       At October 31, 2016, 104,843,301 shares of common stock, par value $.001 per share, were outstanding.

VIVUS, INC.

Quarterly Report on Form 10-Q

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

VIVUS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30,	December 31,
	2016	2015
ASSETS	Unaudited	Note 1
Current assets:
Cash and cash equivalents	$154,137	$95,395
Available-for-sale securities	129,449	146,168
Accounts receivable, net	10,295	8,997
Inventories	11,259	13,602
Prepaid expenses and other current assets	5,552	9,430
Total current assets	310,692	273,592
Property and equipment, net	715	994
Non-current assets	1,744	2,616
Total assets	$313,151	$277,202
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$6,440	$7,060
Accrued and other liabilities	9,944	15,891
Deferred revenue	89,128	22,142
Current portion of long-term debt	9,015	14,356
Total current liabilities	114,527	59,449
Long-term debt, net of current portion	229,876	217,034
Deferred revenue, net of current portion	6,845	6,508
Non-current accrued and other liabilities	16	1,296
Total liabilities	351,264	284,287
Commitments and contingencies
Stockholders’ deficit:
Preferred stock; $1.00 par value; 5,000 shares authorized; no shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock; $.001 par value; 200,000 shares authorized; 104,819 and 104,055 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	105	104
Additional paid-in capital	831,192	829,428
Accumulated other comprehensive income (loss)	207	(261)
Accumulated deficit	(869,617)	(836,356)
Total stockholders’ deficit	(38,113)	(7,085)
Total liabilities and stockholders’ deficit	$313,151	$277,202

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue:
Net product revenue	$12,294	$14,011	$37,455	$40,652
License and milestone revenue	—	—	—	11,574
Supply revenue	—	10,056	1,526	26,651
Royalty revenue	1,059	869	3,472	1,210
Total revenue	13,353	24,936	42,453	80,087

Operating expenses:
Cost of goods sold	2,065	11,765	8,416	31,531
Selling, general and administrative	10,440	17,129	39,254	65,730
Research and development	1,696	1,532	3,821	6,825
Inventory impairment and other non-recurring charges	—	2,539	—	32,061
Total operating expenses	14,201	32,965	51,491	136,147

Loss from operations	(848)	(8,029)	(9,038)	(56,060)

Interest expense and other expense, net	8,313	8,076	24,209	24,851
Loss before income taxes	(9,161)	(16,105)	(33,247)	(80,911)
(Benefit) Provision for income taxes	(9)	1	14	13
Net loss	$(9,152)	$(16,106)	$(33,261)	$(80,924)

Basic and diluted net loss per share	$(0.09)	$(0.15)	$(0.32)	$(0.78)
Shares used in per share computation:
Basic and diluted	104,484	104,014	104,228	103,950

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(9,152)	$(16,106)	$(33,261)	$(80,924)
Unrealized (loss) gain on securities, net of taxes	(158)	51	469	124
Comprehensive loss	$(9,310)	$(16,055)	$(32,792)	$(80,800)

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(33,261)	$(80,924)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	823	1,079
Amortization of debt issuance costs and discounts	13,860	12,761
Amortization of discount or premium on available-for-sale securities	700	1,940
Share-based compensation expense	1,740	3,032
Inventory impairment charge	—	29,522
Changes in assets and liabilities:
Accounts receivable	(1,298)	(3,299)
Inventories	2,343	(4,113)
Prepaid expenses and other assets	4,206	3,611
Accounts payable	(620)	(2,908)
Accrued and other liabilities	(7,227)	(2,563)
Deferred revenue	67,323	781
Net cash provided by (used for) operating activities	48,589	(41,081)
Cash flows from investing activities:
Property and equipment purchases	—	(310)
Purchases of available-for-sale securities	(50,523)	(176,510)
Proceeds from maturity of available-for-sale securities	60,050	219,500
Proceeds from sales of available-for-sale securities	6,960	—
Net cash provided by investing activities	16,487	42,680
Cash flows from financing activities:
Repayments of notes payable	(6,359)	(5,402)
Sale of common stock through employee stock purchase plan	25	125
Net cash used for financing activities	(6,334)	(5,277)
Net increase (decrease) in cash and cash equivalents	58,742	(3,678)
Cash and cash equivalents:
Beginning of year	95,395	83,174
End of period	$154,137	$79,496

See accompanying notes to unaudited condensed consolidated financial statements.

VIVUS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016, are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. Management has evaluated all events and transactions that occurred after September 30, 2016, through the date these unaudited condensed consolidated financial statements were filed. There were no events or transactions during this period that require recognition or disclosure in these unaudited condensed consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP.

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

2. SHARE-BASED COMPENSATION

Total share-based compensation expense for all of the Company’s share-based awards was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of goods sold	$40	$34	$115	$86
Selling, general and administrative	413	207	1,299	2,550
Research and development	188	(49)	326	332
Non-recurring charges	—	64	—	64
Total share-based compensation expense	$641	$256	$1,740	$3,032

Share-based compensation costs capitalized as part of the cost of inventory were $19,000 and $26,000 for the three and nine months ended September 30, 2016, respectively, and $11,000 and $35,000 for the three and nine months ended September 30, 2015, respectively.

3. CASH, CASH EQUIVALENTS, AND AVAILABLE-FOR-SALE SECURITIES

The fair value and the amortized cost of cash, cash equivalents, and available-for-sale securities by major security type at September 30, 2016 and December 31, 2015, are presented in the tables that follow (in thousands).

	As of September 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$154,137	$—	$—	$154,137
U.S. Treasury securities	28,223	13	(1)	28,235
Corporate debt securities	101,018	236	(40)	101,214
Total	283,378	249	(41)	283,586
Less amounts classified as cash and cash equivalents	(154,137)	—	—	(154,137)
Total available-for-sale securities	$129,241	$249	$(41)	$129,449

	As of December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
Cash and cash equivalents and available-for-sale securities	Cost	Gains	Losses	Fair Value
Cash and money market funds	$95,395	$—	$—	$95,395
U.S. Treasury securities	84,734	—	(107)	84,627
Corporate debt securities	61,696	20	(175)	61,541
Total	241,825	20	(282)	241,563
Less amounts classified as cash and cash equivalents	(95,395)	—	—	(95,395)
Total available-for-sale securities	$146,430	$20	$(282)	$146,168

As of September 30, 2016, the Company’s available-for-sale securities had original contractual maturities up to 57 months. However, in response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company may sell these securities prior to their stated maturities. As these securities are readily marketable and are viewed by the Company as available to support current operations, securities with maturities beyond 12 months are classified as current assets. Due to their short-term maturities, the Company believes that the fair value of its bank deposits, accounts payable and accrued expenses approximate their carrying value.

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

The following table represents the fair value hierarchy for our cash equivalents and available-for-sale securities by major security type as of September 30, 2016 and December 31, 2015 (in thousands):

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$154,137	$—	$—	$154,137
U.S. Treasury securities	28,235	—	—	28,235
Corporate debt securities	—	101,214	—	101,214
Total	$182,372	$101,214	$—	$283,586

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash and money market funds	$95,395	$—	$—	$95,395
U.S. Treasury securities	84,627	—	—	84,627
Corporate debt securities	—	61,541	—	61,541
Total	$180,022	$61,541	$—	$241,563

4. ACCOUNTS RECEIVABLE

Accounts receivable consist of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2016	2015
Qsymia	$9,216	$8,508
STENDRA/SPEDRA	1,245	652
	10,461	9,160
Qsymia allowance for cash discounts	(166)	(163)
Net	$10,295	$8,997

5. INVENTORIES

Inventories consist of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2016	2015
Raw materials	$7,587	$8,645
Work-in-process	1,112	247
Finished goods	2,013	4,282
Deferred costs	547	428
Inventories	$11,259	$13,602

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

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2016	2015
Prepaid sales and marketing expenses	$2,576	$3,434
Prepaid insurance	179	1,124
Other prepaid expenses and assets	2,797	4,872
Total	$5,552	$9,430

The amounts included in prepaid expenses and other current assets consist primarily of prepayments for future services, a receivable from a supplier and interest income receivable. These costs have been deferred as prepaid expenses and other current assets on the consolidated balance sheets and will be either (i) charged to expense accordingly when the related prepaid services are rendered to the Company, or (ii) converted to cash when the receivable is collected by the Company.

7. NON-CURRENT ASSETS

Non-current assets consist primarily of patent acquisition and assignment costs.

8. ACCRUED AND OTHER LIABILITIES

Accrued and other liabilities consist of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2016	2015
Accrued employee compensation and benefits	$2,576	$3,621
Accrued non-recurring charges (see Note 10)	12	503
Accrued interest on debt (see Note 13)	1,917	1,293
Accrued manufacturing costs	686	5,408
Other accrued liabilities	4,753	5,066
Total	$9,944	$15,891

The amounts included in other accrued liabilities consist of obligations primarily related to sales, marketing, research, clinical development, corporate activities and royalties.

9. NON-CURRENT ACCRUED AND OTHER LIABILITIES

Non-current accrued and other liabilities at December 31, 2015 primarily consisted of costs associated with the exit of certain operating leases and security deposits relating to the sublease agreements.

10. INVENTORY IMPAIRMENT AND OTHER NON-RECURRING CHARGES

For the nine months ended September 30, 2015, the Company recognized impairment charges of $29.5 million, primarily for Qsymia API inventory in excess of demand and, to a lesser extent, certain STENDRA raw materials. Additionally, non-recurring charges for the three and nine months ended September 30, 2015 included employee severance and related costs of $2.5 million and share-based compensation of $36,000 related to the July 2015 corporate restructuring plan, which reduced the Company’s workforce by approximately 60 job positions. There were no non-recurring charges in the three and nine months ended September 30, 2016. Accruals for severance at September 30, 2016 and December 31, 2015 relate to the Company’s 2015 corporate restructuring plan and its 2013 cost reduction plan.

The following table sets forth activities for the Company’s cost reduction plan obligations (in thousands):

		Facilities-
	Severance	related
	obligations	obligations	Total
Balance of accrued costs at December 31, 2015	$410	$471	$881
Charges	—	—	—
Payments	(116)	(26)	(142)
Balance of accrued costs at March 31, 2016	294	445	739
Charges	—	—	—
Payments	(7)	(26)	(33)
Balance of accrued costs at June 30, 2016	287	419	706
Charges	—	—	—
Reclassifications	(268)	(402)	(670)
Payments	(7)	(17)	(24)
Balance of accrued costs at September 30, 2016	$12	$—	$12

Total accrued employee severance in the Company’s unaudited condensed consolidated balance sheet at September 30, 2016  is included under current liabilities in “Accrued and other liabilities.”

The balance of the accrued employee severance and facilities-related costs at September 30, 2016 is anticipated to be paid out as follows (in thousands):

2016 (remaining three months)	$7
2017	5
$12

11. DEFERRED REVENUE

Deferred revenue consists of the following (in thousands):

	Balance as of
	September 30,	December 31,
	2016	2015
Qsymia deferred revenue - current	$17,566	$19,275
STENDRA deferred revenue - current	71,562	2,867
Deferred revenue - current	$89,128	$22,142

STENDRA deferred revenue - non-current	$6,845	$6,508

Qsymia deferred revenue consists of product shipped to the Company’s wholesalers, certified retail pharmacies and certified home delivery pharmacy services networks, but not yet dispensed to patients through prescriptions, net of prompt payment discounts. SPEDRA deferred revenue primarily relates to a prepayment of $70 million in licensing fees from Metuchen Pharmaceuticals LLC, or Metuchen, (see Note 12) and a prepayment for future royalties on sales of SPEDRA.

12. LICENSE, COMMERCIALIZATION AND SUPPLY AGREEMENTS

During 2013, the Company entered into separate license and commercialization agreements and separate commercial supply agreements with each of the Menarini Group, through its subsidiary Berlin Chemie AG, or Menarini, Auxilium Pharmaceuticals, Inc, or Auxilium, and Sanofi and its affiliate, or Sanofi, to commercialize and promote avanafil (STENDRA or SPEDRA) in their respective territories. Menarini’s territory is comprised of over 40 European countries, including the European Union, or EU, plus Australia and New Zealand. Sanofi’s territory is comprised of Africa, the Middle East, Turkey and Eurasia. Auxilium’s territory was comprised of the United States and Canada and their respective territories. In January 2015, Auxilium was acquired by Endo. Auxilium terminated the supply agreement effective June 30, 2016, and the license agreement effective September 30, 2016.

On September 30, 2016, the Company entered into a license and commercialization agreement, or the license agreement, and a commercial supply agreement, or the supply agreement, with Metuchen. Under the terms of the license agreement, Metuchen received an exclusive license to develop, commercialize and promote STENDRA in the United States, Canada, South America and India, or the Territory, effective October 1, 2016. The Company and Metuchen have agreed not to develop, commercialize, or in-license any other product that operates as a PDE-5 inhibitor in the Territory for a limited time period, subject to certain exceptions. The license agreement will terminate upon the expiration of the last-to-expire payment obligations under the license agreement; upon expiration of the term of the license agreement, the exclusive license granted under the license agreement shall become fully paid-up, royalty-free, perpetual and irrevocable as to the Company but not certain trademark royalties due to MTPC.

Metuchen will obtain STENDRA exclusively from us for a mutually agreed term pursuant to the supply agreement. Metuchen may elect to transfer the control of the supply chain for STENDRA for the Territory to itself or its designee by assigning to Metuchen the Company’s agreements with the contract manufacturer For 2016 and each subsequent calendar year during the term of the supply agreement, if Metuchen fails to purchase an agreed minimum purchase amount of STENDRA from the Company, it will reimburse the Company for the shortfall as it relates to the Company’s out of pocket costs to acquire certain raw materials needed to manufacture STENDRA. Upon the termination of the supply agreement (other than by Metuchen for the Company’s uncured material breach or upon completion of the transfer of the control of the supply chain), Metuchen’s agreed minimum purchase amount of STENDRA from the Company shall accelerate for the entire then current initial term or renewal term, as applicable. The initial term under the Supply Agreement will be for a period of five years, with automatic renewal for successive two year periods unless either party provides a termination notice to the other party at least two years in advance of the expiration of the then current term. On September 30, 2016, the Company received $70 million from Metuchen under the license agreement. This amount was recorded as deferred revenue on the consolidated balance sheet at September 30, 2016 and will be recognized as license revenue as we complete our obligations under the license agreement. Metuchen will also reimburse the Company for payments made to cover royalty and milestone obligations to Mitsubishi Tanabe Pharmaceutical Corporation, or MTPC, during the term of the license agreement.

13. LONG-TERM DEBT AND COMMITMENTS

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

For the three and nine months ended September 30, 2016, total interest expense related to the Convertible Notes was $7.5 million and $22.1 million, respectively, including amortization of $4.4 million and $13.0 million, respectively, of the debt discount and amortization of $235,000 and $689,000, respectively, of deferred financing costs. For the three and nine months ended September 30, 2015, total interest expense related to the Convertible Notes was $6.9 million and $20.2 million, respectively, including amortization of $4.0 million and $11.9. million, respectively, of the debt discount and amortization of $215,000 and $630,000, respectively, of deferred financing costs.

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

For the three and nine months ended September 30, 2016, the interest expense related to the Senior Secured Notes was $1.3 million and $3.6 million, respectively, including amortization of deferred financing costs of $46,000 and $189,000, respectively. For the three and nine months ended September 30, 2015, the interest expense related to the Senior Secured Notes was $1.5 million and $4.9 million, respectively, including amortization of deferred financing costs of $94,000 and $306,000, respectively.

Debt is as follows (in thousands):

September 30,
2016

Principal amount of Convertible Senior Notes due 2020	$250,000
Principal amount of Senior Secured Notes due 2018	34,643
284,643
Less: Debt issuance costs	(2,501)
Less: Discount on convertible senior notes	(43,251)
238,891
Less: Current portion	(9,015)
Long-term debt, net of current portion	$229,876

Future estimated payments on the Senior Secured Notes as of September 30, 2016 are as follows:
2016 (remaining three months)	$8,875
2017	23,750
2018	38,376
Total	71,001
Less: Interest portion	(36,358)
Senior Secured Notes	$34,643

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

As the Company recognized a net loss for each of the three and nine month periods ended September 30, 2016 and 2015, all potential common equivalent shares were excluded for these periods as they were anti-dilutive. Awards and options which were not included in the computation of diluted net loss per share because the effect would be anti-dilutive for the three and nine months ended September 30, 2016 were 10,261,000 and 10,520,000, respectively, and for the three and nine months ended September 30, 2015 were 6,958,000 and 7,582,000, respectively.

15. INCOME TAXES

For the three and nine months ended September 30, 2016, the Company recorded a benefit of $9,000 and a provision for taxes of $14,000, respectively. For the three and nine months ended September 30, 2015, the Company recorded a provision for taxes of $1,000 and $13,000, respectively. The benefit and provision for income taxes for each of the periods ended September 30, 2016 and 2015 was primarily comprised of state taxes during the period.

The Company periodically evaluates the realizability of its net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on the Company's ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. The Company weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on its deferred tax assets in the United States as of September 30, 2016. Should the Company determine that it would be able to realize its remaining deferred tax assets in the foreseeable future, an adjustment to its remaining deferred tax assets would cause a material increase to income in the period such determination is made.

As of September 30, 2016, the Company’s only unrecognized tax benefit is related to California research and development activities in the amount of $66,000.  We do not expect to have any other significant changes to unrecognized tax benefits through the end of the fiscal year. Because of our history of tax losses, certain tax years remain open to tax audit. The Company’s policy is to recognize interest and penalties related to uncertain tax positions (if any) as a component of the income tax provision.

16. LEGAL MATTERS

Shareholder Lawsuit

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors.  In that complaint, captioned Jasin v. VIVUS, Inc., Case No.  114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes.    Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief.  On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal.  With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263.  The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action.  On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action.  In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. The court ruled on that motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint on October 2, 2015. On September 10, 2015, plaintiffs moved for entry of judgment on their state claims. Briefing on both defendants’ motion to dismiss and plaintiffs’ motion for entry of judgment was completed on December 15, 2015. On April 19, 2016, the court issued a ruling granting defendants’ motion to dismiss without leave to amend and denying as moot plaintiffs’ motion for entry of judgment.  On May 18, 2016, the plaintiffs filed a notice of appeal, and on September 23, 2016, plaintiffs filed their opening appellate brief. Defendants’ response is due on November 23, 2016. The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of the Company’s financial resources to pay for its self-insured retention and the policies’ terms and conditions.

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

On July 20, 2016, the U.S. District Court for the District of New Jersey issued a claim construction (Markman) ruling governing the suit.  The Court adopted the Company’s proposed constructions for all but one of the disputed claim terms and adopted a compromise construction that was acceptable to the Company for the final claim term.  On September 27, 2016, Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc., collectively referred to as DRL, were substituted for Teva as defendants in the lawsuit as a result of Teva’s transfer to DRL of ownership and all rights in the ANDA that is the subject of the lawsuit. Fact discovery is ongoing and no trial date has been scheduled.

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

Net product revenue by geographic region was as follows (in thousands):

	Three Months Ended September 30,
	2016				2015
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$12,294	$—		$12,294	$14,011	$—		$14,011
STENDRA/SPEDRA—License and milestone revenue	—	—		—	—	—		—
STENDRA/SPEDRA—Supply revenue	—	—		—	5,020	5,036		10,056
STENDRA/SPEDRA —Royalty revenue	425	634		1,059	307	562		869
Total revenue	$12,719	$634	(1)	$13,353	$19,338	$5,598	(2)	$24,936

	Nine Months Ended September 30,
	2016				2015
	U.S.	ROW		Total	U.S.	ROW		Total
Qsymia—Net product revenue	$37,455	$—		$37,455	$40,652	$—		$40,652
STENDRA/SPEDRA—License and milestone revenue	—	—		—	—	11,574		11,574
STENDRA/SPEDRA—Supply revenue	—	1,526		1,526	16,602	10,049		26,651
STENDRA/SPEDRA —Royalty revenue	1,649	1,823		3,472	(348)	1,558		1,210
Total revenue	$39,104	$3,349	(3)	$42,453	$56,906	$23,181	(4)	$80,087

(1)	$0.6 million of which was attributable to Germany.
(2)	$5.6 million of which was attributable to Germany.
(3)	$3.3 million of which was attributable to Germany.
(4)	$23.1 million of which was attributable to Germany.

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

U.S., Canada, South America, India, the EU, Australia, New Zealand, Africa, the Middle East, Turkey, and the Commonwealth of Independent States, including Russia;
•

our ability to successfully complete on acceptable terms, and on a timely basis, avanafil partnering discussions for territories under our license with Mitsubishi Tanabe Pharma Corporation in which we do not have a commercial collaboration, including Mexico and Central America;

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

All percentage amounts and ratios were calculated using the underlying data in thousands. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the full fiscal year or any future period.

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

We commercialize Qsymia in the U.S. primarily through a sales force of approximately 50 sales territories, supported by an internal commercial team, who promote Qsymia to physicians. Our efforts to expand the appropriate use of Qsymia include scientific publications, participation and presentations at medical conferences, and development and implementation of patient-directed support programs. Most recently, we have rolled out unique marketing programs to encourage targeted prescribers to gain more experience with Qsymia with their obese patient population. We continue to invest in digital media in order to amplify our messaging to information-seeking consumers. The digital messaging encourages those consumers most likely to take action to speak with their physicians about obesity treatment options. We believe our enhanced web-based strategies deliver clear and compelling communications to potential patients. In 2016, we are optimizing the use of our field sales force and our digital campaign, continuing to work with third-party institutions and advancing our efforts to fulfill, in a cost-effective manner, the remaining Qsymia regulatory post-marketing requirements. In June 2016, we announced an upgraded patient savings plan to further drive Qsymia brand preference at the point of prescription and encourage long-term use of the brand.

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

In October 2013, we entered into an agreement with Auxilium Pharmaceuticals, Inc., or Auxilium, under which Auxilium received an exclusive license to commercialize and promote STENDRA in the United States and Canada. On the same date, we also entered into a supply agreement with Auxilium, whereby we would supply Auxilium with STENDRA for commercialization. Auxilium began commercializing STENDRA in the U.S. market in December 2013. In January 2015, Auxilium was acquired by Endo International, plc, or Endo. Auxilium terminated the supply agreement effective June 30, 2016 and the license agreement effective September 30, 2016.

On September 30, 2016, we entered into a license and commercialization agreement, or the license agreement, and a commercial supply agreement, or the supply agreement, with Metuchen Pharmaceuticals LLC, or Metuchen. Under the terms of the license agreement, Metuchen received an exclusive license to develop, commercialize and promote STENDRA in the United States, Canada, South America and India, or the Territory, effective October 1, 2016. We and Metuchen have agreed not to develop, commercialize, or in-license any other product that operates as a PDE-5 inhibitor in the Territory for a limited time period, subject to certain exceptions. We received an upfront license fee of $70 million. Metuchen will also reimburse VIVUS for payments made to cover royalty and milestone obligations to Mitsubishi Tanabe Pharmaceutical Corporation during the term of the license agreement. Metuchen will obtain STENDRA exclusively from us for a mutually agreed term pursuant to the supply agreement. Metuchen may elect to transfer the control of the supply chain for STENDRA for the Territory to itself or its designee by assigning to Metuchen our agreements with the contract manufacturer.

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

We are currently in discussions with potential collaboration partners to market and sell STENDRA for our other territories, including Mexico and Central America, in which we do not currently have a commercial collaboration.

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

Business Strategy Review

Earlier this year, we initiated a business strategy review with an outside advisor. The first announcement was the licensing of STENDRA to Metuchen for the U.S., Canada, South America, and India, as discussed above.  We will continue this process to evaluate strategies for maximizing our current assets as well as potentially building our portfolio of development and commercial assets through in-licensing opportunities.

NOL Rights Plan

On November 8, 2016 our board of directors approved an amendment and restatement of our stockholder rights plan originally adopted on March 26, 2007. The amended plan is designed to protect stockholder value by mitigating the likelihood of an “ownership change” that would result in significant limitations to our ability to use our net operating losses or other tax attributes to offset future income. The amended plan is similar to rights plans adopted by other public companies with significant net operating loss carryforwards.

In connection with the original adoption of the rights plan, one right was distributed for each share of our common stock outstanding as of the close of business on April 13, 2007 and one right was distributed with each share of our common stock that was issued after such date. The amended rights plan provides, subject to certain exceptions, that if any person or group acquires 4.9% or more of our outstanding common stock, there would be a triggering event potentially resulting in significant dilution in the voting power and economic ownership of that person or group. Existing stockholders who hold 4.9% or more of our outstanding common stock as of the date of the amended rights plan will trigger a dilutive event only if they acquire an additional 1% of the outstanding shares of our common stock.

As extended and amended, the rights plan will continue in effect until November 9, 2019, unless earlier terminated or the rights are earlier exchanged or redeemed by our Board of Directors. We expect to submit the rights plan to a vote at the 2017 annual meeting of stockholders. If stockholders do not approve the plan at the 2017 annual meeting, it will expire at the close of business of the following day.

Additional information with respect to the amended and restated rights plan will be contained in the Current Report on Form 8-K that we are filing with the Securities and Exchange Commission. A copy of the Form 8-K can be obtained at the SEC’s Internet website at www.sec.gov.

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

Our significant accounting policies are more fully described in Note 1 to our audited consolidated financial statements and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates” contained in our Annual Report on Form 10-K, or our Annual Report, as filed with the SEC on March 9, 2016. There have been no significant changes in our critical accounting policies during the three and nine months ended September 30, 2016, as compared to those disclosed in our Annual Report.

RESULTS OF OPERATIONS

Revenues

			% Change			% Change
	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
(in thousands, except for percentages)	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
Revenue:
Net product revenue	$12,294	$14,011	(12)%	$37,455	$40,652	(8)%
License and milestone revenue	—	—	—	—	11,574	(100)%
Supply revenue	—	10,056	(100)%	1,526	26,651	(94)%
Royalty revenue	1,059	869	22%	3,472	1,210	187%
Total revenue	$13,353	$24,936	(46)%	$42,453	$80,087	(47)%

Net product revenue

For the three and nine months ended September 30, 2016, there were approximately 109,000 and 342,000 Qsymia prescriptions dispensed, respectively, compared to 146,000 and 434,000, respectively, for the same periods of 2015. Approximately 64% of our total prescriptions for the three and nine months ended September 30, 2016 included either a free good or discount offer, with approximately 11,000 and 42,000, respectively, of those prescriptions dispensed as free goods. In comparison, for the three and nine months ended September 30, 2015, approximately 63% of our total prescriptions included either a free good or discount offer, with approximately 26,000 and 80,000, respectively, of those prescriptions dispensed as free goods.

We recognize Qsymia net product revenue when units are dispensed to patients through prescriptions as we have a limited history of selling Qsymia and do not have sufficient information to reliably estimate expected returns of Qsymia at the time of shipment. As of September 30, 2016, we had deferred revenue related to gross sales of Qsymia of $17.6 million, which represents Qsymia product shipped to wholesalers and certified retail pharmacies, but not yet dispensed to patients through prescriptions, net of prompt-payment discounts.

License and milestone revenue

For the nine months ended September 30, 2015, under the terms of the license and commercialization agreement with Menarini, we recognized $11.6 million in license and milestone revenue related to the time-to-onset claim, which was approved by the EC in January 2015. There was no license and milestone revenue for the three and nine months ended September 30, 2016 or for the three months ended September 30, 2015. In September 2016, we received $70 million from Metuchen under the license agreement. This amount was recorded as deferred revenue on the consolidated balance sheet at September 30, 2016 and will be recognized as license revenue as we complete our obligations under the license agreement

Supply revenue

For the three and nine months ended September 30, 2016, we recognized $0.0 and $1.5 million, respectively, in supply revenue, compared to $10.1 million and $26.7 million for the three and nine months ended September 30, 2015. The decrease in supply revenue in 2016 as compared to 2015 is due to the timing of orders from our commercialization partners and the notice by Auxilium that they were returning the rights for STENDRA to us. The variations in supply revenue are a result of the timing of orders placed by our partners and may or may not reflect end user demand for STENDRA/SPEDRA. To date, Sanofi has not launched the commercialization of SPEDRA in its territories.

Royalty revenue

For the three and nine months ended September 30, 2016, we recognized $1.1 million and $3.5 million, respectively, in net royalty revenue on net sales reported by our commercialization partners, compared to $0.9 million and $1.2 million, respectively, in royalty revenue in the three and nine months ended September 30, 2015. We record royalty revenue related to STENDRA based on reports provided by our partners.  One of our partners, Auxilium, was acquired by Endo in January 2015. In April 2015, we were informed by Endo that Endo had revised its accounting estimate for its return reserve for STENDRA sold in 2014. Under the terms of the license and commercialization agreement, adjustments to the return reserve can be deducted from the reported net revenue. As a result, in the first quarter of 2015, we recorded an adjustment of $1.2 million to reduce our royalty revenue. On September 30, 2016, Auxilium returned the U.S. and Canadian commercial rights for STENDRA to us. Also, on September 30, 2016, we entered into a license agreement and a supply agreement with Metuchen Pharmaceuticals LLC, providing them with, among other rights, commercial rights to sell STENDRA/SPEDRA in the U.S., Canada, South America, and India. The license agreement with Metuchen does not include future royalties on the sales of STENDRA/SPENDRA in their territories.

Cost of goods sold

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Qsymia cost of goods sold	$1,797	$2,323	$5,801	$6,404
STENDRA/SPEDRA cost of goods sold	268	9,442	2,615	25,127
Cost of goods sold	$2,065	$11,765	$8,416	$31,531

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

Selling, general and administrative expense

			% Change			% Change
	Three Months Ended September 30,		Increase/ (Decrease)	Nine Months Ended September 30,		Increase/ (Decrease)
	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
	(In thousands, except percentages)			(In thousands, except percentages)
Selling and marketing	$4,377	$11,045	(60)%	$17,976	$44,349	(59)%
General and administrative	6,063	6,084	(0)%	21,278	21,381	(0)%
Total selling, general and administrative expenses	$10,440	$17,129	(39)%	$39,254	$65,730	(40)%

The decrease in selling and marketing expenses for the three and nine months ended September 30, 2016, compared to the same periods in 2015, was due primarily to the cost saving efforts to reduce marketing programs and the reduction in the number of territories from 150 to approximately 50 effective in 2015.

The decrease in general and administrative expenses in the three and nine months ended September 30, 2016, compared to the same periods in 2015, was primarily due to the corporate restructuring plan begun in July 2015, as well as our continuing efforts to cut costs and lower spending for corporate activities.

Research and development expense

			% Change			% Change
	Three Months Ended September 30,		Increase/(Decrease)	Nine Months Ended September 30,		Increase/(Decrease)
Drug Indication/Description	2016	2015	2016 vs 2015	2016	2015	2016 vs 2015
	(In thousands, except percentages)			(In thousands, except percentages)
Qsymia for obesity	$488	$506	(4)%	$673	$1,511	(55)%
STENDRA for ED	56	84	(33)%	120	670	(82)%
Share-based compensation	188	(49)	(484)%	326	332	(2)%
Overhead costs*	964	991	(3)%	2,702	4,312	(37)%
Total research and development expenses	$1,696	$1,532	11%	$3,821	$6,825	(44)%

*Overhead costs include compensation and related expenses, consulting, legal and other professional services fees relating to research and development activities, which we do not allocate to specific projects.

The decrease in total research and development expenses in the three and nine months ended September 30, 2016 as compared to the same periods in 2015, was due primarily to lower headcount resulting from our corporate restructuring plan begun in July 2015 as well as the timing of studies associated with our post-marketing requirements for STENDRA and Qsymia.

We anticipate additional research and development expenses for post-approval studies related to Qsymia. Our research and development expenses may fluctuate from period to period due to the timing and scope of our development activities and the results of clinical and pre-clinical studies.

Inventory impairment and other non-recurring charges

We periodically evaluate the carrying value of inventory on hand for potential excess amount over demand using the same lower of cost or market approach as that used to value the inventory. We introduced Qsymia in September 2012, and to date post-launch sales have not met pre-launch expectations.  Collectively, the U.S. market for new branded anti-obesity pharmacotherapeutics has developed at a substantially slower rate than expected. The lower-than-anticipated Qsymia uptake and our ongoing regulatory obligations in support of the brand led to a re-evaluation of our operations and a re-sizing of our commercial and corporate headcount. In April 2015, we reduced our sales territories from 150 to 90. In July 2015, we further reduced our Qsymia sales force to 50 territories and further streamlined our headquarters headcount and cost structure resulting in the elimination of approximately 60 job positions. As a result of these actions, our future sales forecast of Qsymia was reduced, resulting in inventory in excess of Qsymia projected sales. For the nine months ended September 30, 2015, we recognized an inventory impairment charge of $29.5 million, primarily for Qsymia API inventory in excess of demand. In addition, for the three and nine months ended September 30, 2015, we incurred severance costs of $2.5 million in connection with our July 2015 corporate restructuring plan.

Interest expense and other expense, net

Interest expense and other expense, net for the three and nine months ended September 30, 2016 was $8.3 million and $24.2 million, respectively, compared to $8.1 million and $24.9 million, respectively, for the three and nine months ended September 30, 2015. Interest expense and other expense, net consists primarily of interest expense and the amortization of issuance costs from our Convertible Notes and Senior Secured Notes and the amortization of the debt discount on the Convertible Notes. The decrease in interest and other expense (income), net was primarily due to the lowering of the debt balances due to the repayment of debt.

Provision for (benefit from) income taxes

For the three and nine months ended September 30, 2016, we recorded a benefit of $9,000 and a provision for income taxes of $14,000, respectively, compared to a provision of $1,000 and $13,000, respectively, for the three and nine months ended September 30, 2015. The benefit and provision for income taxes for each of the periods ended September 30, 2016 and 2015 is primarily comprised of state taxes during the period.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. The realization of net deferred tax assets is dependent on our ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets. We weighed both positive and negative evidence and determined that there is a continued need for a full valuation allowance on our deferred tax assets in the U.S. as of September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash. Cash, cash equivalents and available-for-sale securities totaled $283.6 million at September 30, 2016, as compared to $241.6 million at December 31, 2015. The increase was primarily due to the cash received from the licensing agreement with Metuchen, partially offset by net cash used for operating activities and debt service obligations during the period.

We invest our excess cash balances in money market, U.S. government securities and highly-rated corporate debt securities, in accordance with our investment policy. At September 30, 2016, all of our cash equivalents and available-for-sale securities were invested in U.S. government securities, highly-rated corporate debt securities or money market funds. Our investment policy has the primary investment objective of preservation of principal; however, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. If those securities are downgraded or impaired, we would experience realized or unrealized losses in the value of our portfolio, which would have an adverse effect on our results of operations, liquidity and financial condition. From time to time, the Company may also invest its cash to retire or purchase its outstanding debt in open market purchases, privately negotiated transactions or otherwise.

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

As of September 30, 2016, accounts receivable, net of allowance for cash discount, was $10.3 million, as compared to $9.0 million at December 31, 2015.  Currently, we do not have any significant concerns related to the collectability of our accounts receivable.

Summary Cash Flows

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Cash provided by (used for):
Operating activities	$48,589	$(41,081)
Investing activities	16,487	42,680
Financing activities	(6,334)	(5,277)

Operating Activities.  For the nine months ended September 30, 2016, cash provided by operating activities resulted from the receipt of $70 million related to the license agreement with Metuchen, partially offset by the use of cash from our net loss of $33.3 million, adjusted for non-cash charges of $13.9 million in debt issuance cost and discount amortization, and $1.7 million in non-cash share-based compensation expense. Additional cash used in operating activities resulted from changes in assets and liabilities during the quarter, including a decrease of $7.2 million in accrued liabilities, due to the timing of accruals, decreases of $2.7 million in deferred revenue other than the amount received from Metuchen, due to the timing of the recognition of revenue, and an increase of $1.3 million in accounts receivable, due to the timing of the receipt of payments. These were partially offset by decreases in inventory of $2.3 million and prepaid expenses and other assets of $4.2 million, due to the amortization of existing prepaid expenses and the timing of payments.

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

Investing Activities.  Cash provided by investing activities for the nine months ended September 30, 2016 and 2015 primarily related to the timing of purchases, sales and maturity of investment securities.

Financing Activities.  Cash used for financing activities for the nine months ended September 30, 2016 and 2015 primarily related to our repayments of $6.4 million and $5.4 million, respectively, under the Senior Secured Notes.

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

Commitments and Contingencies

We indemnify our officers and directors for certain events or occurrences pursuant to indemnification agreements, subject to certain limits. We may be subject to contingencies that may arise from matters such as product liability claims, legal proceedings, stockholder suits and tax matters and as such, we are unable to estimate the potential exposure related to these indemnification agreements. We have not recognized any liabilities relating to these agreements as of September 30, 2016.

Contractual Obligations

During the nine months ended September 30, 2016, there were no material changes to our contractual obligations described under Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, filed with the SEC on March 9, 2016, other than the fulfillment of existing obligations in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market and Interest Rate Risk

In the normal course of business, our financial position is subject to a variety of risks, including market risk associated with interest rate movements and foreign currency exchange risk. Our cash, cash equivalents and available-for-sale securities as of September 30, 2016, consisted primarily of money market funds, U.S. Treasury securities and corporate debt securities. Our cash is invested in accordance with an investment policy approved by our Board of Directors that specifies the categories (money market funds, U.S. Treasury securities and debt securities of U.S. government agencies, corporate bonds, asset-backed securities, and other securities), allocations, and ratings of securities we may consider for investment. Currently, we have focused on investing in U.S. Treasuries until market conditions improve.

Our market risk associated with interest rate movements is affected by changes in the general level of U.S. interest rates, particularly because the majority of our investments are in short-term marketable debt securities. The primary objective of our investment activities is to preserve principal. Some of the securities that we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the value of the investment to fluctuate. For example, if we purchase a security that was issued with a fixed interest rate and the prevailing interest rate later rises, the value of our investment may decline. A hypothetical 100 basis point increase in interest rates would reduce the fair value of our available-for-sale securities at September 30, 2016, by approximately $1.5 million. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Shareholder Lawsuit

On March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114‑cv‑261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal. With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14‑cv‑03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action. In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. The court ruled on that motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss that complaint on October 2, 2015. On September 10, 2015, plaintiffs moved for entry of judgment on their state claims. Briefing on both defendants’ motion to dismiss and plaintiffs’ motion for entry of judgment was completed on December 15, 2015. On April 19, 2016, the court issued a ruling granting defendants’ motion to dismiss without leave to amend and denying as moot plaintiffs’ motion for entry of judgment.  On May 18, 2016, the plaintiffs filed a notice of appeal, and on September 23, 2016, plaintiffs filed their opening appellate brief. Defendants’ response is due on November 23, 2016. The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of our financial resources to pay for our self‑insured retention and the policies’ terms and conditions.

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

On July 20, 2016, the U.S. District Court for the District of New Jersey issued a claim construction (Markman) ruling governing the suit.  The Court adopted the Company’s proposed constructions for all but one of the disputed claim terms and adopted a compromise construction that was acceptable to the Company for the final claim term.  On September 27, 2016, Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc., collectively referred to as DRL, were substituted for Teva as defendants in the lawsuit as a result of Teva’s transfer to DRL of ownership and all rights in the ANDA that is the subject of the lawsuit.  Fact discovery is ongoing and no trial date has been scheduled.

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

Risks Relating to our Business

Our success will depend on our ability to effectively and profitably commercialize Qsymia®  and STENDRA.

Our success will depend on our ability to effectively and profitably commercialize Qsymia and STENDRA, which will include our ability to:

•	expand the use of Qsymia through targeted patient and physician education;
•	obtain marketing authorization by the EC for Qsiva™ in the EU through the centralized marketing authorization procedure;
•	manage our alliances with MTPC, Menarini, Metuchen and Sanofi, to help ensure the commercial success of avanafil;
•	manage costs;
•	continue to certify and add to the Qsymia retail pharmacy network nationwide and sell Qsymia through this network;
•	improve third-party payor coverage, lower out-of-pocket costs to patients with discount programs, and obtain coverage for obesity under Medicare Part D;
•	create market demand for Qsymia through patient and physician education, marketing and sales activities;
•	achieve market acceptance and generate product sales;
•

comply with the post-marketing requirements established by the FDA, including Qsymia’s Risk Evaluation and Mitigation Strategy, or REMS, any future changes to the REMS, and any other requirements established by the FDA in the future;

•	efficiently conduct the post-marketing studies required by the FDA;
•	comply with other healthcare regulatory requirements;
•	maintain and defend our patents, if challenged;
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

In July 2013, we entered into a license and commercialization agreement with Menarini under which Menarini received an exclusive license to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU, plus Australia and New Zealand. In October 2013, we entered into a license and commercialization agreement with Auxilium under which Auxilium received an exclusive license to commercialize and promote STENDRA for the treatment of erectile dysfunction, or ED, in the United States and Canada. In January 2015, Auxilium was acquired by Endo International, plc. Auxilium terminated the supply agreement effective June 30, 2016 and the license agreement effective September 30, 2016. On September 30, 2016, we entered into a license agreement and a supply agreement with Metuchen Pharmaceuticals LLC, or Metuchen, whereby Metuchen received an exclusive license to develop, commercialize and promote STENDRA in the U.S., Canada, South America, and India, effective October 1, 2016. In December 2013, we entered into a license and commercialization agreement with Sanofi under which Sanofi received an exclusive license to commercialize and promote avanafil for therapeutic use in humans in Africa, the Middle East, Turkey, and CIS, including Russia. Sanofi will be responsible for obtaining regulatory approval in its territories. Sanofi intends to market avanafil under the trade name SPEDRA or STENDRA.

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

Under our license agreement with MTPC, we are obligated to ensure that Menarini, Metuchen and Sanofi, as sublicensees, comply with its terms and conditions. MTPC has the right to terminate our license rights to avanafil in the event of any uncured material breach of the license agreement. Consequently, failure by Menarini, Metuchen or Sanofi to comply with these terms and conditions could result in termination of our license rights to avanafil on a worldwide basis, which could delay, impair, or preclude our ability to commercialize avanafil.

We depend on collaborative arrangements or strategic alliances for the commercialization of STENDRA or SPEDRA.

Our dependence on collaborative arrangements or strategic alliances for the commercialization of STENDRA or SPEDRA, including our license agreements with MTPC, Menarini, Metuchen and Sanofi, will subject us to a number of risks, including the following:

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

•

a collaborator could independently move forward with a competing investigational drug candidate developed either independently or in collaboration with others, including with one of our competitors; and

•

a collaborator could terminate the collaborative arrangement, which could negatively impact the continued commercialization of our drug products. For example, in December 2015, Auxilium notified us of its intention to return the U.S. and Canadian commercial rights for STENDRA, and such commercial rights returned to us on September 30, 2016.

We currently rely on reports from our commercialization partners in determining our royalty revenues, and these reports may be subject to adjustment or restatement, which may materially affect our financial results.

We have royalty and milestone-bearing license and commercialization agreements for STENDRA or SPEDRA with Menarini and Sanofi and, prior to October 1, 2016, with Auxilium.  In determining our royalty revenue from such agreements, we rely on our collaboration partners to provide accounting estimates and reports for various discounts and allowances, including product returns.  As a result of fluctuations in inventory, allowances and buying patterns, actual sales and product returns of STENDRA or SPEDRA in particular reporting periods may be affected, resulting in the need for our commercialization partners to adjust or restate their accounting estimates set forth in the reports provided to us. For example, in April 2015, we were informed by Endo, upon their purchase of Auxilium, that Endo had revised its accounting estimate for STENDRA return reserve related to sales made in 2014. Under the terms of our license and commercialization agreement, adjustments to the return reserve can be deducted from reported net revenue. As a result, in the year ended December 31, 2015, we recorded an adjustment of $1.2 million to reduce our royalty revenue on net sales of STENDRA. The reduction in royalty revenue resulted in an increase to net loss of $1.2 million, or $0.01 per share, for the year ended December 31, 2015.  Such adjustments or restatements may materially and negatively affect our financial position and results of operations. Beginning October 1, 2016, we will cease earning royalty revenue from U.S. sales as a result of the termination of our license and commercialization agreement with Auxilium.

If we are unable to enter into agreements with collaborators for the territories that are not covered by our existing commercialization agreements, our ability to commercialize STENDRA in these territories may be impaired.

We intend to enter into collaborative arrangements or a strategic alliance with one or more pharmaceutical partners or others to commercialize STENDRA in territories that are not covered by our current commercial collaboration agreements, such as Mexico and Central America. We may be unable to enter into agreements with third parties for STENDRA for these territories on favorable terms or at all, which could delay, impair, or preclude our ability to commercialize STENDRA in these territories.

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

We, together with Menarini, Sanofi and potential future collaborators in certain territories, intend to market STENDRA or SPEDRA outside the U.S., which will subject us to risks related to conducting business internationally.

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

We maintain significant inventories and evaluate these inventories on a periodic basis for potential excess and obsolescence. During the years ended December 31, 2015, 2014 and 2013, we recognized total charges of $29.5 million, $2.2 million and $10.2 million, respectively, primarily for Qsymia inventories on hand in excess of projected demand. The inventory impairment charges were based on our analysis of current Qsymia inventory on hand and remaining shelf life, in relation to our projected demand for the product. The current FDA-approved commercial product shelf life for Qsymia is 36 months. STENDRA is approved in the U.S. and SPEDRA is approved in the EU for 48 months of commercial product shelf life.

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

We currently do not have supply agreements for topiramate or phentermine, which are the APIs used in Qsymia. We cannot guarantee that we will be successful in entering into supply agreements on reasonable terms or at all or that we will be able to obtain or maintain the necessary regulatory approvals for potential future suppliers in a timely manner or at all.

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

In July 2013, we entered into a Commercial Supply Agreement with Sanofi Chimie to manufacture and supply the API for avanafil on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. In November 2013, we entered into a Manufacturing and Supply Agreement with Sanofi Winthrop Industrie to manufacture and supply the avanafil tablets on an exclusive basis in the United States and other territories and on a semi-exclusive basis in Europe, including the EU, Latin America and other territories. We have obtained approval from the FDA and the European Medicines Agency, or EMA, of Sanofi Chimie as a qualified supplier of avanafil API and of Sanofi Winthrop Industrie as a qualified supplier of the avanafil tablets. We have entered into supply agreements with Menarini and Metuchen under which we are obligated to supply them with avanafil tablets. If we are unable to maintain a reliable supply of avanafil API or tablets from Sanofi Chimie and/or Sanofi Winthrop Industrie, we may be unable to satisfy our obligations under these supply agreements in a timely manner or at all, and we may, as a result, be in breach of one or both of these agreements.

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

Qsymia and STENDRA may not gain market acceptance among physicians, patients, healthcare payors or the medical community. We believe that the degree of market acceptance and our ability to generate revenues from such drugs will depend on a number of factors, including:

•	our ability to expand the use of Qsymia through targeted patient and physician education;
•	our ability to find the right partner for expanded Qsymia commercial promotion to a broader primary care physician audience;
•	our ability to obtain marketing authorization by the EC for Qsiva in the EU through the centralized procedure;
•	our ability to successfully expand the certified retail pharmacy distribution channel in the United States for Qsymia;
•	contraindications for Qsymia and STENDRA;
•	competition and timing of market introduction of competitive drugs;
•	quality, safety and efficacy in the approved setting;

•	prevalence and severity of any side effects, including those of the generic components of our drugs;
•	emergence of previously unknown side effects, including those of the generic components of our drugs;
•	results of any post-approval studies;
•	potential or perceived advantages or disadvantages over alternative treatments, including generics;
•	the relative convenience and ease of administration and dosing schedule;
•	the convenience and ease of purchasing the drug, as perceived by potential patients;
•	strength of sales, marketing and distribution support;
•	price, both in absolute terms and relative to alternative treatments;
•	the effectiveness of our or any future collaborators’ sales and marketing strategies;
•	the effect of current and future healthcare laws;
•	availability of coverage and reimbursement from government and other third-party payors;
•	the level of mandatory discounts required under federal and state healthcare programs and the volume of sales subject to those discounts;
•	recommendations for prescribing physicians to complete certain educational programs for prescribing drugs;
•	the willingness of patients to pay out-of-pocket in the absence of government or third-party coverage; and
•	product labeling, product insert, or new REMS requirements of the FDA or other regulatory authorities.

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

Qsymia for the treatment of chronic weight management competes with several approved anti-obesity drugs including, Belviq® (lorcaserin), Arena Pharmaceutical’s approved anti-obesity compound marketed by Eisai Inc., Eisai Co., Ltd.’s U.S. subsidiary; Xenical® (orlistat), marketed by Roche; alli®, the over-the-counter version of orlistat, marketed by GlaxoSmithKline; Suprenza™, an orally disintegrating tablet (phentermine hydrochloride), marketed by Akrimax Pharmaceuticals, LCL; Contrave® (naltrexone/bupropion), Orexigen Therapeutics, Inc.’s anti-obesity compound; and Saxenda® (liraglutide), an anti-obesity compound marketed by Novo Nordisk A/S. Agents that have been approved for type 2 diabetes that have demonstrated weight loss in clinical studies may also compete with Qsymia. These include Farxiga™ (dapagliflozin) from AstraZeneca and Bristol-Myers Squibb, an SGLT2 inhibitor, approved January 8, 2014; Jardiance® (empagliflozin) from Boehringer Ingelheim, an SGLT2 inhibitor, approved August 1, 2014; Victoza® (liraglutide) from Novo Nordisk A/S, a GLP-1 receptor agonist approved January 25, 2010; Invokana® (canaglifozin) from Johnson & Johnson’s Janssen Pharmaceuticals, an SGLT2 inhibitor, approved March 29, 2013 and Glyxambi® (empagliflozin/linagliptin) from Boehringer Ingelheim and Eli Lilly, an SGLT2 inhibitor and DPP-4 inhibitor combination product, approved January 30, 2015. Also, on January 14, 2015, FDA approved the Maestro Rechargeable System for certain obese adults, the first weight loss treatment device that targets the nerve pathway between the brain and the stomach that controls feelings of hunger and fullness. The Maestro Rechargeable System is approved to treat patients aged 18 and older who have not been able to lose weight with a weight loss program, and who have a body mass index of 35 to 45 with at least one other obesity-related condition, such as type 2 diabetes.

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

Any failure of current or future manufacturing sites, including those of Sanofi Chimie and Sanofi Winthrop Industrie, to receive or maintain approval from FDA or foreign authorities, obtain and maintain ongoing FDA or foreign regulatory compliance, or manufacture avanafil API or tablets in expected quantities could have a detrimental impact on our ability to commercialize STENDRA under our agreements with Menarini, Metuchen and Sanofi and our ability to enter into a collaboration agreement for the commercialization of STENDRA in our other territories not covered by our agreements with Menarini, Metuchen and Sanofi.

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

If we misstate Non-FAMPs or FCPs, we must restate these figures.  Additionally, pursuant to the VHCA, knowing provision of false information in connection with a Non-FAMP filing can subject us to penalties of $100,000 for each item of false information.   If we overcharge the government in connection with our FSS contract or the Tricare Retail Pharmacy Program, whether due to a misstated FCP or otherwise, we are required to refund the difference to the government.  Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against us under the False Claims Act and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-

consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We have received a Paragraph IV certification notice from Teva Pharmaceutical USA, Inc. and Teva Pharmaceutical Industries, Ltd. (collectively, Teva) contending that eight of our patents listed in the Orange Book for Qsymia (U.S. Patents 7,056,890, 7,533,818, 7,659,256, 7,674,776, 8,580,298, 8,580,299, 8,895,057, and 8,895,058) are invalid, unenforceable and/or will not be infringed by the manufacture, use or sale of a generic form of Qsymia. In response to this notice, we have filed suit against Teva to defend our patent rights.  We have received a second Paragraph IV certification notice from Teva contending that two additional patents listed in the Orange Book for Qsymia (U.S. Patents 9,011,905 and 9,011,906) are invalid, unenforceable and/or will not be infringed by the manufacture, use, or sale of a generic form of Qsymia.  In response to this second notice, we have filed a second lawsuit against Teva. The lawsuits have been consolidated into a single suit.  On July 20, 2016, the U.S. District Court for the District of New Jersey issued a claim construction (Markman) ruling governing the suit.  On September 27, 2016, Dr. Reddy’s Laboratories, S.A. and Dr. Reddy’s Laboratories, Inc., collectively referred to as DRL, were substituted for Teva as defendants in the lawsuit.  Fact discovery is ongoing and no trial date has been scheduled.

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
•

our ability, along with our collaboration partners, to successfully commercialize STENDRA in the U.S., Canada, South America, India, the EU, Australia, New Zealand, Africa, the Middle East, Turkey, and the CIS, including Russia;

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

As of September 30, 2016, we have $250.0 million in 4.5% Convertible Senior Notes due May 1, 2020, which we refer to as the Convertible Notes. The Convertible Notes are convertible into approximately 16,826,000 shares of our common stock under certain circumstances prior to maturity at a conversion rate of 67.3038 shares per $1,000 principal amount of Convertible Notes, which represents a conversion price of approximately $14.858 per share, subject to adjustment under certain conditions. On October 8, 2015, IEH Biopharma LLC, a subsidiary of Icahn Enterprises L.P., announced that it had received tenders for $170,165,000 of the aggregate principal amount of our Convertible Notes in its previously announced cash tender offer for any and all of the outstanding Convertible Notes. The Convertible Notes are convertible at the option of the holders under certain conditions at any time prior to the close of business on the business day immediately preceding November 1, 2019. Investors in our common stock will be diluted to the extent the Convertible Notes are converted into shares of our common stock, rather than being settled in cash.

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

At September 30, 2016, we had $283.6 million in cash, cash equivalents and available-for-sale securities. While at September 30, 2016, our excess cash balances were invested in money market, U.S. Treasury securities and corporate debt securities, our investment policy as approved by our Board of Directors, also provides for investments in debt securities of U.S. government agencies, corporate debt securities and asset-backed securities. Our investment policy has the primary investment objectives of preservation of principal. However, there may be times when certain of the securities in our portfolio will fall below the credit ratings required in the policy. These factors could impact the liquidity or valuation of our available-for-sale securities, all of which were invested in U.S. Treasury securities or corporate debt securities as of September 30, 2016. If those securities are downgraded or impaired we would experience losses in the value of our portfolio which would have an adverse effect on our results of operations, liquidity and financial condition. An investment in money market mutual funds is not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency. Although money market mutual funds seek to preserve the value of the investment at $1 per share, it is possible to lose money by investing in money market mutual funds.

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

For example, on March 27, 2014, Mary Jane and Thomas Jasin, who purport to be purchasers of VIVUS common stock, filed an Amended Complaint in Santa Clara County Superior Court alleging securities fraud against the Company and three of its former officers and directors. In that complaint, captioned Jasin v. VIVUS, Inc., Case No. 114-cv-261427, plaintiffs asserted claims under California’s securities and consumer protection securities statutes. Plaintiffs alleged generally that defendants misrepresented the prospects for the Company’s success, including with respect to the launch of Qsymia, while purportedly selling VIVUS stock for personal profit. Plaintiffs alleged losses of “at least” $2.8 million, and sought damages and other relief. On June 5, 2014, the Company and the other defendants filed a demurrer to the Amended Complaint seeking its dismissal. With the demurrer pending, on July 18, 2014, the same plaintiffs filed a complaint in the United States District Court for the Northern District of California, captioned Jasin v. VIVUS, Inc., Case No. 5:14-cv-03263. The Jasins’ federal complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, based on facts substantially similar to those alleged in their state court action. On September 15, 2014, pursuant to an agreement between the parties, plaintiffs moved to voluntarily dismiss, with prejudice, the state court action. In the federal action, defendants filed a motion to dismiss on November 12, 2014. On December 3, 2014, plaintiffs filed a First Amended Complaint in the federal action. On January 21, 2015, defendants filed a motion to dismiss the First Amended Complaint. The court ruled on that motion on June 18, 2015, dismissing the seven California claims with prejudice and dismissing the two federal claims with leave to amend. Plaintiffs filed a Second Amended Complaint on August 17, 2015. Defendants moved to dismiss the complaint on October 2, 2015. On September 10, 2015, plaintiffs moved for entry of judgment on their state claims. Briefing on both defendants’ motion to dismiss and plaintiffs’ motion for entry of judgment was completed on December 15, 2015. On April 19, 2016, the court issued a ruling granting defendants’ motion to dismiss without leave to amend and denying as moot plaintiffs’ motion for entry of judgment.  On May 18, 2016, the plaintiffs filed a notice of appeal, and on September 23, 2016, plaintiffs filed their opening appellate brief. Defendants’ response is due on November 23, 2016. The Company and the defendant former officers and directors cannot predict the outcome of the lawsuit, but believe that the lawsuit is without merit and intend to continue vigorously to defend against the claims.

The Company maintains directors’ and officers’ liability insurance that it believes affords coverage for much of the anticipated cost of the remaining Jasin action, subject to the use of our financial resources to pay for our self-insured retention and the policies’ terms and conditions.

We have an accumulated deficit of $869.6 million as of September 30, 2016, and we may continue to incur substantial operating losses for the future.

We have generated a cumulative net loss of $869.6 million for the period from our inception through September 30, 2016, and we anticipate losses in future years due to continued investment in our research and development programs. There can be no assurance that we will be able to achieve or maintain profitability or that we will be successful in the future.

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

Our operating results will likely fluctuate from fiscal quarter to fiscal quarter, and from year to year, and are difficult to predict. Although we have commenced sales of Qsymia, we may never increase these sales or become profitable. In addition, although we have entered into license and commercialization agreements with Menarini, Metuchen and Sanofi to commercialize and promote SPEDRA for the treatment of ED in over 40 countries, including the EU, plus Australia and New Zealand, to commercialize STENDRA in the U.S., Canada, South America and India, and to commercialize avanafil for the treatment of ED in Africa, the Middle East, Turkey, and the CIS, including Russia, respectively, we may not be successful in commercializing avanafil in these territories. Our operating expenses are largely independent of sales in any particular period. We believe that our quarterly and annual results of operations may be negatively affected by a variety of factors. These factors include, but are not limited to, the level of patient demand for Qsymia and STENDRA, the ability of our distribution partners to process and ship product on a timely basis, the success of our third-party’s manufacturing efforts to meet customer demand, fluctuations in foreign exchange rates, investments in sales and marketing efforts to support the sales of Qsymia and STENDRA, investments in the research and development efforts, and expenditures we may incur to acquire additional products.

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

On November 8, 2016, our Board of Directors adopted an amendment and restatement of our Preferred Stock Rights Plan, which was originally adopted on March 26, 2007. As amended and restated, the Preferred Stock Rights Plan is designed to protect stockholder value by mitigating the likelihood of an “ownership change” that would result in significant limitations to our ability to use our net operating losses or other tax attributes to offset future income. As amended and restated, the Preferred Stock Rights Plan will continue in effect until November 9, 2019, unless earlier terminated or the rights are earlier exchanged or redeemed by our Board of Directors. We expect to submit the plan to a vote at the 2017 annual meeting of stockholders. If stockholders do not approve the plan at the 2017 annual meeting, it will expire at the close of business of the following day. The Preferred Stock Rights Plan has the effect of causing substantial dilution to a person or group that acquires more than 4.9% of our shares without the approval of our Board of Directors. The existence of the Preferred Stock Rights Plan could limit the price that certain investors might be willing to pay in the future for shares of our common stock and could discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 2016 (July 1, 2016 through July 31, 2016)	4,248	$ 1.10	4,248
August 2016 (August 1, 2016 through August 31, 2016)	4,275	$ 1.07	4,275
September 2016 (September 1, 2016 through September 30, 2016)	4,248	$ 1.11	4,248
Total	12,771	$ 1.09	12,771	36,988

(a)

In the third quarter of 2016, restricted stock unit awards held by certain non-employee directors of the Company vested. These restricted stock units were settled by issuing to each non-employee director shares in the amount due to the director upon vesting, less the portion required to satisfy the estimated income tax liability based on the published stock price at the close of market on the settlement date or the next trading day, which the Company issued to the non-employee director in cash.

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

Date: November 9, 2016	VIVUS, Inc.

/s/ SETH H. Z. FISCHER
Seth H. Z. Fischer
Chief Executive Officer

/s/ MARK K. OKI
Mark K. Oki
Chief Financial Officer and Chief Accounting Officer

VIVUS, INC.

INDEX TO EXHIBITS

1.	2.	3.
EXHIBIT NUMBER		DESCRIPTION

3.1(1)		Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)		Amended and Restated Bylaws of the Registrant.

3.3(3)		Amendment No. 1 to the Amended and Restated Bylaws of the Registrant.

3.4(4)		Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.

3.5(5)		Amendment No. 3 to the Amended and Restated Bylaws of the Registrant.

3.6(6)		Amendment No. 4 to the Amended and Restated Bylaws of the Registrant.

3.7(7)		Amendment No. 5 to the Amended and Restated Bylaws of the Registrant.

3.8(8)		Amended and Restated Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock of the Registrant.

4.1(9)		Specimen Common Stock Certificate of the Registrant.

4.2(10)		Preferred Stock Rights Agreement dated as of March 27, 2007, between the Registrant and Computershare Investor Services, LLC.

4.3(11)		Indenture dated as of May 21, 2013, by and between the Registrant and Deutsche Bank Trust Company Americas, as trustee.

4.4(12)		Form of 4.50% Convertible Senior Note due May 1, 2020.

10.1		Letter Regarding Termination Notice dated as of August 29, 2016, from Auxilium Pharmaceuticals, LLC and Endo Ventures Limited to the Registrant.

10.2		First Amendment to Lease effective August 30, 2016, between the Registrant and MV Campus Owner, LLC, the successor in interest to SFERS Real Estate Corp. U.

10.3		Office Lease effective September 2, 2016, between the Registrant and AG-SW Hamilton Plaza Owner, L.P.

10.4††		License and Commercialization Agreement dated as of September 30, 2016, by and between the Registrant and Metuchen Pharmaceuticals LLC.

10.5††		Commercial Supply Agreement dated as of September 30, 2016, by and between the Registrant and Metuchen Pharmaceuticals LLC.

31.1		Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related notes.

††Confidential portions of this exhibit have been redacted and filed separately with the SEC pursuant to a confidential treatment request in accordance with Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

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